Form 10-Q
period 2017-03-31
AES CORP
filed 2017-05-08
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
______________________________________________________________________________________________
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on May 1, 2017 was 660,144,428.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pretax Contribution, a non-GAAP measure of operating performance
AFS	Available For Sale
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BNDES	Brazilian Development Bank
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCGT	Combined Cycle Gas Turbine
CDPQ	La Caisse de depot et placement du Quebec
CHP	Combined Heat and Power
CO2	Carbon Dioxide
COD	Commercial Operation Date
COFINS	Contribuição para o Financiamento da Seguridade Social
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
DPLER	DPL Energy Resources, Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
kWh	Kilowatt Hours
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MATS	Mercury and Air Toxics Standards
MW	Megawatts
MWh	Megawatt Hours
NPDES	National Pollutant Discharge Elimination System
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxides
NCI	Noncontrolling Interest
PIS	Partially Integrated System
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,588	$1,305
Restricted cash	218	278
Short-term investments	634	798
Accounts receivable, net of allowance for doubtful accounts of $116 and $111, respectively	2,134	2,166
Inventory	645	630
Prepaid expenses	118	83
Other current assets	1,040	1,151
Current assets of held-for-sale businesses	24	—
Total current assets	6,401	6,411
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	795	779
Electric generation, distribution assets and other	28,690	28,539
Accumulated depreciation	(9,777)	(9,528)
Construction in progress	3,440	3,057
Property, plant and equipment, net	23,148	22,847
Other Assets:
Investments in and advances to affiliates	674	621
Debt service reserves and other deposits	686	593
Goodwill	1,157	1,157
Other intangible assets, net of accumulated amortization of $534 and $519, respectively	353	359
Deferred income taxes	778	781
Service concession assets, net of accumulated amortization of $136 and $114, respectively	1,425	1,445
Other noncurrent assets	1,886	1,905
Total other assets	6,959	6,861
TOTAL ASSETS	$36,508	$36,119
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,657	$1,656
Accrued interest	365	247
Accrued and other liabilities	2,043	2,066
Non-recourse debt, includes $134 and $273, respectively, related to variable interest entities	1,137	1,303
Current liabilities of held-for-sale businesses	41	—
Total current liabilities	5,243	5,272
NONCURRENT LIABILITIES
Recourse debt	4,500	4,671
Non-recourse debt, includes $1,643 and $1,502, respectively, related to variable interest entities	14,697	14,489
Deferred income taxes	758	804
Pension and other postretirement liabilities	1,411	1,396
Other noncurrent liabilities	2,996	3,005
Total noncurrent liabilities	24,362	24,365
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	774	782
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 816,079,347 issued and 660,108,793 outstanding at March 31, 2017 and 816,061,123 issued and 659,182,232 outstanding at December 31, 2016)	8	8
Additional paid-in capital	8,731	8,592
Accumulated deficit	(1,139)	(1,146)
Accumulated other comprehensive loss	(2,717)	(2,756)
Treasury stock, at cost (155,970,554 shares at March 31, 2017 and 156,878,891 at December 31, 2016)	(1,892)	(1,904)
Total AES Corporation stockholders’ equity	2,991	2,794
NONCONTROLLING INTERESTS	3,138	2,906
Total equity	6,129	5,700
TOTAL LIABILITIES AND EQUITY	$36,508	$36,119
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(in millions, except per share data)
Revenue:
Regulated	$1,727	$1,576
Non-Regulated	1,765	1,695
Total revenue	3,492	3,271
Cost of Sales:
Regulated	(1,578)	(1,467)
Non-Regulated	(1,321)	(1,295)
Total cost of sales	(2,899)	(2,762)
Operating margin	593	509
General and administrative expenses	(54)	(48)
Interest expense	(348)	(342)
Interest income	97	117
Gain on extinguishment of debt	17	4
Other expense	(29)	(8)
Other income	73	13
Gain on disposal and sale of businesses	—	47
Asset impairment expense	(168)	(159)
Foreign currency transaction gains (losses)	(21)	40
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	160	173
Income tax expense	(69)	(96)
Net equity in earnings of affiliates	7	6
INCOME FROM CONTINUING OPERATIONS	98	83
Loss from operations of discontinued businesses, net of income tax benefit of $4	—	(9)
NET INCOME	98	74
Less: Net (income) loss attributable to noncontrolling interests	(125)	52
Less: Net loss attributable to redeemable stocks of subsidiaries	3	—
Total net (income) loss attributable to noncontrolling interests	(122)	52
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(24)	$126
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(24)	$135
Loss from discontinued operations, net of tax	—	(9)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(24)	$126
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.04)	$0.20
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	(0.01)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.04)	$0.19
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.04)	$0.20
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	(0.01)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.04)	$0.19
DILUTED SHARES OUTSTANDING	659	663
DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.11
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(in millions)
NET INCOME	$98	$74
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax expense of $1 and $0, respectively	68	128
Reclassification to earnings, net of $0 income tax	3	—
Total foreign currency translation adjustments	71	128
Derivative activity:
Change in derivative fair value, net of income tax benefit of $8 and $21, respectively	(5)	(64)
Reclassification to earnings, net of income tax benefit (expense) of $(1) and $3, respectively	20	(1)
Total change in fair value of derivatives	15	(65)
Pension activity:
Reclassification to earnings due to amortization of net actuarial loss, net of income tax expense of $3 and $1, respectively	6	3
Total pension adjustments	6	3
OTHER COMPREHENSIVE INCOME	92	66
COMPREHENSIVE INCOME	190	140
Less: Comprehensive (income) loss attributable to noncontrolling interests	(142)	62
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$48	$202
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(in millions)
OPERATING ACTIVITIES:
Net income	$98	$74
Adjustments to net income:
Depreciation and amortization	291	290
Gain on sales and disposals of businesses	—	(47)
Impairment expenses	168	161
Deferred income taxes	(6)	31
Provisions for (reversals of) contingencies	12	(1)
Gain on extinguishment of debt	(17)	(4)
Loss on sales of assets	12	—
Other	43	(3)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	50	37
(Increase) decrease in inventory	(16)	(24)
(Increase) decrease in prepaid expenses and other current assets	120	274
(Increase) decrease in other assets	(43)	(21)
Increase (decrease) in accounts payable and other current liabilities	(74)	(72)
Increase (decrease) in income tax payables, net and other tax payables	38	(148)
Increase (decrease) in other liabilities	27	93
Net cash provided by operating activities	703	640
INVESTING ACTIVITIES:
Capital expenditures	(474)	(640)
Acquisitions, net of cash acquired	—	(6)
Proceeds from the sale of businesses, net of cash sold, and equity method investments	4	115
Sale of short-term investments	907	1,603
Purchase of short-term investments	(716)	(1,708)
(Increase) decrease in restricted cash, debt service reserves and other assets	(22)	96
Other investing	(39)	(8)
Net cash used in investing activities	(340)	(548)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	225	248
Repayments under the revolving credit facilities	(84)	(116)
Repayments of recourse debt	(341)	(116)
Issuance of non-recourse debt	569	161
Repayments of non-recourse debt	(295)	(248)
Payments for financing fees	(18)	(11)
Distributions to noncontrolling interests	(33)	(78)
Contributions from noncontrolling interests and redeemable security holders	29	28
Proceeds from the sale of redeemable stock of subsidiaries	—	134
Dividends paid on AES common stock	(79)	(73)
Payments for financed capital expenditures	(26)	(10)
Purchase of treasury stock	—	(79)
Other financing	(26)	(20)
Net cash used in financing activities	(79)	(180)
Effect of exchange rate changes on cash	6	6
(Increase) decrease in cash of discontinued operations and held-for-sale businesses	(7)	4
Total increase (decrease) in cash and cash equivalents	283	(78)
Cash and cash equivalents, beginning	1,305	1,257
Cash and cash equivalents, ending	$1,588	$1,179
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$195	$228
Cash payments for income taxes, net of refunds	$74	$182
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through capital lease and other liabilities	$—	$3
Dividends declared but not yet paid	$79	$75
Reclassification of Alto Maipo loans and accounts payable into equity (see Note 11—Equity)	$279	$—

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2017 and 2016
1. FINANCIAL STATEMENT PRESENTATION
The prior-period condensed consolidated financial statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been reclassified to reflect the businesses held-for-sale and discontinued operations as discussed in Note 16—Held-for-Sale Businesses and Dispositions and Note 15—Discontinued Operations, respectively.
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income and cash flows. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2016 audited consolidated financial statements and notes thereto, which are included in the 2016 Form 10-K filed with the SEC on February 27, 2017 (the “2016 Form 10-K”).
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
Transition method: The recognition of excess tax benefits and tax deficiencies arising from vesting or settlement were applied retrospectively. The elimination of the requirement that excess tax benefits be realized before they are recognized was adopted on a modified retrospective basis.
January 1, 2017
The recognition of excess tax benefits in the provision for income taxes in the period when the awards vest or are settled, rather than in paid-in-capital in the period when the excess tax benefits are realized, resulted in a decrease of $31 million to deferred tax liabilities, offset by an increase to retained earnings.

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Transition method: modified retrospective.	January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the presentation of non-service cost expense associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization.
Transition method: Prospective for presentation of non-service cost expense. Retrospective for the change in capitalization.
		January 1, 2018. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements and does not plan to early adopt.
2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This standard simplifies the accounting for goodwill impairment by removing the requirement to calculate the implied fair value. Instead, it requires that an entity records an impairment charge based on the excess of a reporting unit's carrying amount over its fair value.
Transition method: prospective.
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
2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.
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
2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard updates the impairment model for financial assets measured at amortized cost to an expected loss model rather than an incurred loss model. It also allows for the presentation of credit losses on available-for-sale debt securities as an allowance rather than a write down.
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
Transition method: modified retrospective approach with certain practical expedients.
		January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements. The Company intends to adopt the standard as of January 1, 2019.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-05, Revenue from Contracts with Customers (Topic 606)	See discussion of the ASU below.	January 1, 2018. Earlier application is permitted only as of January 1, 2017.	The Company will adopt the standard on January 1, 2018; see below for the evaluation of the impact of its adoption on the consolidated financial statements.
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
The standard requires retrospective application and allows either a full retrospective adoption in which all of the periods are presented under the new standard or a modified retrospective approach in which the cumulative effect of initially applying the guidance is recognized at the date of initial application. We are currently working toward adopting the standard using the full retrospective method. However, the Company will continue to assess this conclusion which is dependent on the final impact to the financial statements.
In 2016, the Company established a cross-functional implementation team and is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard. At this time, we do not expect any significant impact on our financial systems as a result of the implementation of the new revenue recognition standard.
Given the complexity and diversity of our non-regulated arrangements, the Company is assessing the standard on a contract by contract basis and has completed more than half of the total expected effort. Through this assessment, the Company has identified certain key issues that we are continuing to evaluate in order to complete our assessment of the full population of contracts and be able to assess the overall impact to the financial statements. These issues include: the application of the practical expedient for measuring progress toward satisfaction of a performance obligation, when variable quantities would be considered variable consideration versus an option to acquire additional goods and services, how to measure progress toward completion for a performance obligation that is a bundle and application of the standard to contracts that are under the scope of Service Concession Arrangements (Topic 853). We are continuing to work with various non-authoritative industry groups, and monitoring the FASB and Transition Resource Group activity, as we finalize our accounting policy on these and other industry specific interpretative issues which is expected in 2017.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	March 31, 2017	December 31, 2016
Fuel and other raw materials	$329	$302
Spare parts and supplies	316	328
Total	$645	$630
3. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company made no changes during the period to the fair valuation techniques described in Note 4—Fair Value in Item 8.—Financial Statements and Supplementary Data of its 2016 Form 10-K.
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

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
AVAILABLE FOR SALE:
Debt securities:
Unsecured debentures	$—	$328	$—	$328	$—	$360	$—	$360
Certificates of deposit	—	238	—	238	—	372	—	372
Government debt securities	—	6	—	6	—	9	—	9
Subtotal	—	572	—	572	—	741	—	741
Equity securities:
Mutual funds	—	52	—	52	—	49	—	49
Subtotal	—	52	—	52	—	49	—	49
Total available for sale	—	624	—	624	—	790	—	790
TRADING:
Equity securities:
Mutual funds	17	—	—	17	16	—	—	16
Total trading	17	—	—	17	16	—	—	16
DERIVATIVES:
Interest rate derivatives	—	18	—	18	—	18	—	18
Cross-currency derivatives	—	10	—	10	—	4	—	4
Foreign currency derivatives	—	47	231	278	—	54	255	309
Commodity derivatives	—	38	4	42	—	38	7	45
Total derivatives — assets	—	113	235	348	—	114	262	376
TOTAL ASSETS	$17	$737	$235	$989	$16	$904	$262	$1,182
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$118	$183	$301	$—	$121	$179	$300
Cross-currency derivatives	—	10	—	10	—	18	—	18
Foreign currency derivatives	—	48	—	48	—	64	—	64
Commodity derivatives	—	26	2	28	—	40	2	42
Total derivatives — liabilities	—	202	185	387	—	243	181	424
TOTAL LIABILITIES	$—	$202	$185	$387	$—	$243	$181	$424
As of March 31, 2017, all AFS debt securities had stated maturities within one year. For the three months ended March 31, 2017 and 2016 no other-than-temporary impairments of marketable securities were recognized in earnings or Other Comprehensive Income (Loss). Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of AFS securities during the periods indicated (in millions):

	Three Months Ended March 31,
	2017	2016
Gross proceeds from sale of AFS securities	$921	$1,360
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended March 31, 2017	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(179)	$255	$5	$81
Total realized and unrealized losses:
Included in earnings	—	(16)	—	(16)
Included in other comprehensive income — derivative activity	(12)	—	—	(12)
Settlements	10	(8)	(3)	(1)
Transfers of liabilities into Level 3	(4)	—	—	(4)
Transfers of liabilities out of Level 3	2	—	—	2
Balance at March 31	$(183)	$231	$2	$50
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$2	$(24)	$—	$(22)

Three Months Ended March 31, 2016	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(304)	$277	$3	$(24)
Total realized and unrealized gains (losses):
Included in earnings	3	47	—	50
Included in other comprehensive income — derivative activity	(99)	3	—	(96)
Included in other comprehensive income — foreign currency translation activity	(3)	(33)	—	(36)
Settlements	18	(1)	(3)	14
Transfers of liabilities into Level 3	(31)	—	—	(31)
Transfers of assets out of Level 3	—	(3)	—	(3)
Balance at March 31	$(416)	$290	$—	$(126)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$4	$45	$—	$49
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of March 31, 2017 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Avg)
Interest rate	$(183)	Subsidiaries’ credit spreads	2.3% to 5.5% (3.7%)
Foreign currency:
Argentine Peso	231	Argentine Peso to USD currency exchange rate after one year	17.7 to 29.6 (23.5)
Commodity:
Other	2
Total	$50
Changes in the above significant unobservable inputs that lead to a significant and unusual impact to current-period earnings are disclosed to the Financial Audit Committee. For interest rate derivatives, and foreign currency derivatives, increases (decreases) in the estimates of the Company’s own credit spreads would decrease (increase) the value of the derivatives in a liability position. For foreign currency derivatives, increases (decreases) in the estimate of the above exchange rate would increase (decrease) the value of the derivative.
Nonrecurring Measurements
When evaluating impairment of long-lived assets and equity method investments, the Company measures fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount. The following table summarizes our major categories of assets and liabilities measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

Three Months Ended March 31, 2017	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
DP&L	02/28/2017	$77	$—	$—	$11	$66
Tait Energy Storage	02/28/2017	15	—	—	7	8
Held-for-sale businesses: (3)
Kazakhstan	03/31/2017	171	—	29	—	94

Three Months Ended March 31, 2016	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
Buffalo Gap II	03/31/2016	$251	$—	$—	$92	$159
_____________________________

(1)	Represents the carrying values at the dates of measurement, before fair value adjustment.

(2)	See Note 14—Asset Impairment Expense for further information.

(3)
Per the Company’s policy, pretax loss is limited to the impairment of long-lived assets. Any additional loss will be recognized on completion of the sale. See Note 16—Held-for-Sale Businesses and Dispositions for further information.

The following table summarizes the significant unobservable inputs used in the Level 3 measurement on a nonrecurring basis during the three months ended March 31, 2017 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
DP&L	$11	Discounted cash flow	Pretax operating margin (through remaining life)	10% to 22% (15%)
			Weighted-average cost of capital	7%
Tait Energy Storage	7	Discounted cash flow	Annual pretax operating margin	46% to 85% (80%)
			Weighted-average cost of capital	9%

Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, but for which fair value is disclosed:

		March 31, 2017
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$252	$340	$—	$19	$321
Liabilities:	Non-recourse debt	15,834	16,318	—	15,096	1,222
	Recourse debt	4,500	4,723	—	4,723	—

		December 31, 2016
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$264	$350	$—	$20	$330
Liabilities:	Non-recourse debt	15,792	16,188	—	15,120	1,068
	Recourse debt	4,671	4,899	—	4,899	—
_____________________________

(1)
These amounts principally relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $38 million and $24 million as of March 31, 2017 and December 31, 2016, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
There are no changes to the information disclosed in Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2016 Form 10-K.
Volume of Activity — The following table presents the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of March 31, 2017, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest Rate (LIBOR and EURIBOR)	$4,834	2039
Cross-Currency Swaps (Chilean Unidad de Fomento and Chilean Peso)	378	2029
Foreign Currency:
Argentine Peso	172	2026
Colombian Peso	329	2019
Euro	159	2019
Others, primarily with weighted average remaining maturities of a year or less	217	2019
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of March 31, 2017 and December 31, 2016 (in millions):

Fair Value	March 31, 2017			December 31, 2016
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$18	$—	$18	$18	$—	$18
Cross-currency derivatives	10	—	10	4	—	4
Foreign currency derivatives	8	270	278	9	300	309
Commodity derivatives	15	27	42	20	25	45
Total assets	$51	$297	$348	$51	$325	$376
Liabilities
Interest rate derivatives	$296	$5	$301	$295	$5	$300
Cross-currency derivatives	10	—	10	18	—	18
Foreign currency derivatives	27	21	48	19	45	64
Commodity derivatives	12	16	28	26	16	42
Total liabilities	$345	$42	$387	$358	$66	$424

	March 31, 2017		December 31, 2016
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$93	$105	$99	$155
Noncurrent	255	282	277	269
Total	$348	$387	$376	$424

Credit Risk-Related Contingent Features (1)			March 31, 2017	December 31, 2016
Present value of liabilities subject to collateralization			$26	$41
Cash collateral held by third parties or in escrow			7	18
 _____________________________

(1)	Based on the credit rating of certain subsidiaries
Earnings and Other Comprehensive Income (Loss) — The next table presents (in millions) the pretax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Effective portion of cash flow hedges
Gain (losses) recognized in AOCL
Interest rate derivatives	$(22)	$(130)
Cross-currency derivatives	12	8
Foreign currency derivatives	(15)	—
Commodity derivatives	12	37
Total	$(13)	$(85)
Gain (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(24)	$(29)
Cross-currency derivatives	4	9
Foreign currency derivatives	(2)	2
Commodity derivatives	1	22
Total	$(21)	$4
Gain (losses) recognized in earnings related to
Ineffective portion of cash flow hedges	$—	$2
Not designated as hedging instruments:
Foreign currency derivatives	$(32)	$40
Commodity derivatives and Other	(2)	(9)
Total	$(34)	$33
The AOCL expected to decrease pretax income from continuing operations, primarily due to interest rate derivatives, for the twelve months ended March 31, 2018 is $78 million.
5. FINANCING RECEIVABLES
Financing receivables are defined as receivables with contractual maturities of greater than one year. The Company’s financing receivables are primarily related to amended agreements or government resolutions that are due from CAMMESA, the administrator of the wholesale electricity market in Argentina. The following table presents financing receivables by country as of the dates indicated (in millions):

	March 31, 2017	December 31, 2016
Argentina	$263	$236
United States	19	20
Brazil	8	8
Other	12	—
Total	$302	$264
Argentina — Collection of the principal and interest on these receivables is subject to various business risks and uncertainties including, but not limited to, the operation of power plants which generate cash for payments of these receivables, regulatory changes that could impact the timing and amount of collections, and economic conditions in Argentina. The Company monitors these risks, including the credit ratings of the Argentine government, on a quarterly basis to assess the collectability of these receivables. The Company accrues interest on these receivables once the recognition criteria have been met. The Company’s collection estimates are based on assumptions that it believes to be reasonable but are inherently uncertain. Actual future cash flows could differ from these estimates. The increase in Argentina financing receivables was primarily due to increased VAT invoiced by CAMMESA as well as foreign currency movements.

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Three Months Ended March 31,
50%-or-less-Owned Affiliates	2017	2016
Revenue	$167	$134
Operating margin	32	35
Net income	11	15
7. DEBT
Recourse Debt
In March 2017, the Company redeemed via tender offers $276 million aggregate principal of its existing 7.375% senior unsecured notes due in 2021 and $24 million of its existing 8.00% senior unsecured notes due in 2020. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $47 million for the three months ended March 31, 2017 that is included in the Condensed Consolidated Statement of Operations.
In January 2016, the Company redeemed $125 million of its senior unsecured notes outstanding. The repayment included a portion of the 7.375% senior notes due in 2021, the 4.875% senior notes due in 2023, the 5.5% senior notes due in 2024, the 5.5% senior notes due in 2025 and the floating rate senior notes due in 2019. As a result of these transactions, the Company recognized a net gain on extinguishment of debt of $7 million for the three months ended March 31, 2016 that is included in the Condensed Consolidated Statement of Operations.
Non-Recourse Debt
During the three months ended March 31, 2017, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Issuances	Repayments	Gain (Loss) on Extinguishment of Debt
Alicura	$307	$(181)	$65
Atlantico	107	—	—
Other	223	(233)	(1)
Total	$637	$(414)	$64
Alicura — In February 2017, Alicura issued $300 million aggregate principal of unsecured and unsubordinated notes due in 2024. The net proceeds from this issuance were used for the prepayment of $75 million of non-recourse debt related to the construction of the San Nicolas Plant resulting in a gain on extinguishment of debt of approximately $65 million.
Non-Recourse Debt in Default — In the event that there is a default, bankruptcy or maturity acceleration at a subsidiary or group of subsidiaries that meets the applicable definition of materiality under the corporate debt agreements of The AES Corporation, there could be a cross-default to the Company’s recourse debt. Materiality is defined in the Parent’s senior secured credit facility as having provided 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of March 31, 2017, the Company has no defaults which result in or are at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
8. COMMITMENTS AND CONTINGENCIES
Guarantees, Letters of Credit and Commitments — In connection with certain project financings, acquisitions and dispositions, power purchases and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to more than 18 years.

The following table summarizes the Parent Company’s contingent contractual obligations as of March 31, 2017. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$457	17	$8 — 58
Letters of credit under the unsecured credit facility	185	8	$2 — 73
Asset sale related indemnities (1)	27	1	$27
Letters of credit under the senior secured credit facility	6	15	<$1 — 1
Cash collateralized letters of credit	3	1	$3
Total	$678	42
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the three months ended March 31, 2017, the Company paid letter of credit fees ranging from 0.25% to 2.25% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of March 31, 2017 and December 31, 2016, the Company had recognized liabilities of $9 million and $12 million, respectively, for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of March 31, 2017. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $20 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recognized aggregate liabilities for all claims of approximately $181 million and $179 million as of March 31, 2017 and December 31, 2016, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to labor and employment, non-income tax and customer disputes in international jurisdictions. Certain of the Company’s subsidiaries, principally in Brazil, are defendants in a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2017. The material contingencies where a loss is reasonably possible primarily include claims under financing agreements, including the Eletrobrás case; disputes with offtakers, suppliers and EPC contractors; alleged violation of monopoly laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates that the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $1.6 billion and $1.8 billion. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.

9. PENSION PLANS
Total pension cost and employer contributions were as follows for the periods indicated (in millions):

	Three Months Ended March 31,
	2017		2016
	U.S.	Foreign	U.S.	Foreign
Service cost	$3	$4	$3	$3
Interest cost	10	99	10	78
Expected return on plan assets	(17)	(73)	(17)	(50)
Amortization of prior service cost	1	—	2	—
Amortization of net loss	5	10	5	4
Curtailment loss recognized	4	—	—	—
Total pension cost	$6	$40	$3	$35

	Three Months Ended March 31, 2017		Remainder of 2017 (Expected)
	U.S.	Foreign	U.S.	Foreign
Total employer contributions	$12	$40	$2	$119
10. REDEEMABLE STOCK OF SUBSIDIARIES
The following table is a reconciliation of changes in redeemable stock of subsidiaries (in millions):

	Three Months Ended March 31,
	2017	2016
Balance at the beginning of the period	$782	$538
Sale of redeemable stock of subsidiaries	—	134
Net loss attributable to redeemable stock of subsidiaries	(3)	—
Other comprehensive income attributable to redeemable stock of subsidiaries	(1)	—
Acquisition and reclassification of stock of subsidiaries	(4)	—
Balance at the end of the period	$774	$672
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	March 31, 2017	December 31, 2016
IPALCO common stock	$618	$618
Colon quotas (1)	96	100
IPL preferred stock	60	60
Other common stock	—	4
Redeemable stock of subsidiaries	$774	$782
 _____________________________

(1)	Characteristics of quotas are similar to common stock.
IPALCO — In March 2016, CDPQ exercised its remaining option by $134 million in IPALCO, which resulted in CDPQ’s combined direct and indirect interest in IPALCO of 30%. The company also recognized an increase to additional paid-in capital and a reduction to retained earnings of $84 million for the excess of the fair value of the shares over their book value. Any subsequent adjustments to allocate earnings and dividends to CDPQ will be classified as NCI within permanent equity as it is not probable that the shares will become redeemable.

11. EQUITY
Changes in Equity — The following table is a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, NCI and total equity as of the periods indicated (in millions):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	The Parent Company Stockholders’ Equity	NCI	Total Equity	The Parent Company Stockholders’ Equity	NCI	Total Equity
Balance at the beginning of the period	$2,794	$2,906	$5,700	$3,149	$3,022	$6,171
Net income (loss) (1)	(24)	122	98	126	(52)	74
Total foreign currency translation adjustment, net of income tax	61	10	71	100	28	128
Total change in derivative fair value, net of income tax	12	3	15	(25)	(40)	(65)
Total pension adjustments, net of income tax	(1)	7	6	1	2	3
Cumulative effect of a change in accounting principle (2)	31	—	31	—	—	—
Disposition of businesses	—	—	—	—	(2)	(2)
Distributions to noncontrolling interests	—	(19)	(19)	(2)	(17)	(19)
Contributions from noncontrolling interests	—	17	17	—	28	28
Dividends declared on common stock	(79)	—	(79)	(71)	—	(71)
Purchase of treasury stock	—	—	—	(79)	—	(79)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	1	—	1	4	—	4
Sale of subsidiary shares to noncontrolling interests	(4)	22	18	—	17	17
Acquisition of subsidiary shares from noncontrolling interests	200	67	267	(2)	(3)	(5)
Less: Net loss attributable to redeemable stock of subsidiaries	$—	$3	$3	$—	$—	$—
Balance at the end of the period	$2,991	$3,138	$6,129	$3,201	$2,983	$6,184
_____________________________

(1)	Net income attributable to noncontrolling interest of $125 million and $3 million of net loss attributable to redeemable stocks of subsidiaries.

(2)	See Note 1—Financial Statement Presentation, New Accounting Standards Adopted for further information.
Equity Transactions with Noncontrolling Interests
Alto Maipo — On March 17, 2017, the Company completed the legal and financial restructuring of Alto Maipo. As part of this restructuring, AES indirectly acquired the 40% ownership interest of the noncontrolling shareholder and sold a 6.7% interest in the projects to the construction contractor. This transaction resulted in a $196 million increase to the Parent Company’s Stockholders’ Equity due to an increase in additional-paid-in capital of $229 million, offset by the reclassification of accumulated other comprehensive losses from NCI to the Parent Company Stockholders’ Equity of $33 million. No gain or loss was recognized in net income as the sale was not considered to be a sale of in-substance real estate. After completion of the sale, the Company has an effective 62% economic interest in Alto Maipo. As the Company maintained control of the partnership after the sale, Alto Maipo continues to be consolidated by the Company within the Andes SBU reportable segment.
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
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the three months ended March 31, 2017 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(2,147)	$(323)	$(286)	$(2,756)
Other comprehensive income (loss) before reclassifications	58	(8)	(2)	48
Amount reclassified to earnings	3	20	1	24
Other comprehensive income (loss)	61	12	(1)	72
Reclassification from NCI due to Alto Maipo Restructuring	—	(33)	—	(33)
Balance at the end of the period	$(2,086)	$(344)	$(287)	$(2,717)

Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Condensed Consolidated Statements of Operations:

Details About AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2017	2016
Foreign currency translation adjustment, net
	Gain on disposals and sale of businesses	$(3)	$—
	Net income attributable to The AES Corporation	$(3)	$—
Unrealized derivative gains (losses), net
	Non-regulated revenue	$10	$42
	Non-regulated cost of sales	(10)	(21)
	Interest expense	(23)	(29)
	Foreign currency transaction gains (losses)	2	12
	Income from continuing operations before taxes and equity in earnings of affiliates	(21)	4
	Income tax expense	1	(3)
	Income from continuing operations	(20)	1
	Less: Net (income) loss attributable to noncontrolling interests	—	(1)
	Net income (loss) attributable to The AES Corporation	$(20)	$—
Amortization of defined benefit pension actuarial loss, net
	Regulated cost of sales	$(10)	$(4)
	General and administrative expense	1	—
	Income from continuing operations before taxes and equity in earnings of affiliates	(9)	(4)
	Income tax expense	3	1
	Net Income (loss)	(6)	(3)
	Less: Net (income) loss attributable to noncontrolling interests	5	2
	Net income (loss) attributable to The AES Corporation	$(1)	$(1)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(24)	$(1)
Common Stock Dividends — The Company paid dividends of $0.12 per outstanding share to its common stockholders during the first quarter of 2017 for dividends declared in December 2016.
On February 24, 2017, the Board of Directors declared a quarterly common stock dividend of $0.12 per share payable on May 15, 2017 to shareholders of record at the close of business on May 1, 2017.
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
The Company uses Adjusted PTC as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pretax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions, (b) unrealized foreign currency gains or losses, (c) gains or losses and associated benefits and costs due to dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds, (d) losses due to impairments, and (e) gains, losses and costs due to the early retirement of debt. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities. The Company has concluded that Adjusted PTC better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and complexity, the Company has concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company’s results.
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

The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended March 31,
Total Revenue	2017	2016
US SBU	$808	$855
Andes SBU	618	622
Brazil SBU	1,039	839
MCAC SBU	586	519
Europe SBU	237	246
Asia SBU	192	194
Corporate and Other	14	1
Eliminations	(2)	(5)
Total Revenue	$3,492	$3,271

	Three Months Ended March 31,
Total Adjusted PTC	2017	2016
Reconciliation from Income from Continuing Operations before Taxes and Equity In Earnings of Affiliates:
Income from continuing operations before taxes and equity in earnings of affiliates	$160	$173
Add: Net equity in earnings of affiliates	7	6
Less: Income (loss) from continuing operations before taxes, attributable to noncontrolling interests	171	(17)
Pretax contribution	(4)	196
Unrealized derivative gains	(1)	(34)
Unrealized foreign currency transaction gains	(9)	(9)
Disposition/acquisition (gains) losses	52	(19)
Impairment expense	168	50
Gains on extinguishment of debt	(16)	1
Total Adjusted PTC	$190	$185

	Three Months Ended March 31,
Total Adjusted PTC	2017	2016
US SBU	$48	$85
Andes SBU	88	61
Brazil SBU	39	5
MCAC SBU	59	48
Europe SBU	55	69
Asia SBU	22	22
Corporate and Other	(121)	(105)
Total Adjusted PTC	$190	$185

Total Assets	March 31, 2017	December 31, 2016
US SBU	$9,229	$9,333
Andes SBU	9,349	8,971
Brazil SBU	6,405	6,448
MCAC SBU	5,355	5,162
Europe SBU	2,506	2,664
Asia SBU	3,290	3,113
Assets of held-for-sale businesses	24	—
Corporate and Other	350	428
Total Assets	$36,508	$36,119

13. OTHER INCOME AND EXPENSE
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

		Three Months Ended March 31,
		2017	2016
Other Income	Legal settlements (1)	$60	$—
	Allowance for funds used during construction (US Utilities)	7	7
	Gain on sale of assets	1	2
	Other	5	4
	Total other income	$73	$13

Other Expense	Loss on sale and disposal of assets	29	5
	Other	—	3
	Total other expense	$29	$8
_____________________________

(1)
In December 2016, the Company and YPF entered into a settlement agreement in which all parties agreed to give up any and all legal action related to gas supply contracts that were terminated in 2008 and have been in dispute since 2009. In January 2017, the YPF board approved the agreement and paid the Company $60 million, thereby resolving all uncertainties around the dispute.

14. ASSET IMPAIRMENT EXPENSE

	Three Months Ended March 31,
(in millions)	2017	2016
Kazakhstan	$94	$—
DP&L	66	—
Tait Energy Storage	8	—
Buffalo Gap II	—	159
Total	$168	$159
DP&L — On March 17, 2017, the board of directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units, and the Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018. The Company performed a long-lived asset impairment analysis and determined that the carrying amounts of the facilities were not recoverable. The Stuart Station and Killen Station were determined to have fair values of $3 million and $8 million, respectively, using the income approach. As a result, the Company recognized a total asset impairment expense of $66 million. DPL is reported in the US SBU reportable segment.
Kazakhstan — In January 2017, the Company entered into an agreement for the sale of Ust-Kamenogorsk CHP and Sogrinsk CHP, its combined heating and power coal plants in Kazakhstan. The fair value of the Kazakhstan asset group was determined to be below carrying value. As a result, the Company recognized asset impairment expense of $94 million during the three months ended March 31, 2017. Kazakhstan is reported in the Europe SBU reportable segment. See Note 16—Held-for-Sale Businesses and Dispositions of this Form 10-Q for further information.
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
15. DISCONTINUED OPERATIONS
Brazil Distribution — Due to a portfolio evaluation in the first half of 2016, management decided to pursue a strategic shift of its distribution companies in Brazil, Sul and Eletropaulo. In June 2016, the Company executed an agreement for the sale of Sul and reported its results of operations and financial position as discontinued operations. The disposal of Sul was completed in October 2016. Prior to its classification as discontinued operations, Sul was reported in the Brazil SBU reportable segment. In December 2016, Eletropaulo underwent a corporate restructuring which is expected to, among other things, provide more liquidity of its shares. AES is continuing to pursue strategic options for Eletropaulo in order to complete its strategic shift to reduce AES’ exposure to the Brazilian distribution businesses, including preparation for listing its shares into the Novo Mercado, which is a listing segment of the Brazilian stock exchange with the highest standards of corporate governance.
As the sale of Sul was completed during 2016, there were no assets or liabilities of discontinued operations at March 31, 2017 or December 31, 2016. There was no income from discontinued operations or cash flows from operating or investing activities of discontinued operations for the three months ended March 31, 2017.
The following table summarizes the major line items constituting the loss from discontinued operations for the three months ended March 31, 2016 (in millions):

Three Months Ended March 31, 2016
Loss from discontinued operations, net of tax:
Revenue — regulated	$200
Cost of sales	(204)
Other income and expense items that are not major, net	(9)
Pretax loss from discontinued operations	$(13)
Income tax benefit	4
Loss from discontinued operations, net of tax	$(9)
The following table summarizes the operating and investing cash flows from discontinued operations for the three months ended March 31, 2016 (in millions):

Three Months Ended March 31, 2016
Cash flows provided by operating activities of discontinued operations	$14
Cash flows used in investing activities of discontinued operations	(42)
16. HELD-FOR-SALE BUSINESSES AND DISPOSITIONS
Held-For-Sale Businesses
Kazakhstan — In January 2017, the Company entered into an agreement for the sale of Ust-Kamenogorsk CHP and Sogrinsk CHP, its combined heating and power coal plants in Kazakhstan. Upon meeting the held-for-sale criteria, the Company recognized an impairment charge of $94 million. The carrying value of the asset group of approximately $171 million was greater than its approximate fair value less costs to sell of $29 million. However, the impairment charge was limited to the carrying value of the long lived assets of the disposal group as of March 31, 2017. The sale of the Kazakhstan CHP plants did not meet the criteria to be reported as a discontinued operation, therefore its results were reflected within continuing operations in the Condensed Consolidated Statements of Operations. Pretax loss attributable to AES for the three months ended March 31, 2017 was $81 million and pretax income attributable to AES for the three months ended March 31, 2016 was $8 million. The plants are reported in the Europe SBU reportable segment. On April 7, 2017, the Company completed the sale of its interest in the Kazakhstan CHP plants for net proceeds of $24 million and expects to recognize a pretax loss on sale of $48 million, subject to foreign currency movements, primarily related to the reclassification of cumulative translation losses.
The Company has two remaining hydroelectric plants in Kazakhstan. These plants operate under a concession agreement until the beginning of October 2017. In April 2017, the Government of Kazakhstan initiated the process to transfer the assets back to the government in accordance with the concession agreement. The transfer is currently under negotiation and the outcome is uncertain. The combined carrying value of the long-lived assets total approximately $92 million as of March 31, 2017.
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
17. ACQUISITIONS
sPower Acquisition — On February 19, 2017, the Company and Alberta Investment Management Corporation (“AIMCo”) entered into an agreement to acquire FTP Power LLC (“sPower”) for $853 million in cash, subject to customary purchase price adjustments, plus the assumption of sPower’s non-recourse debt. Upon completion of the transaction, AES and AIMCo will each own slightly below 50% of sPower. The sPower portfolio includes solar and wind projects in operation, under construction, and in development located in the United States. The transaction is expected to close by the third quarter of 2017. The agreement contains certain termination rights for the parties, including if the closing does not occur by December 31, 2017, which may be automatically extended under certain circumstances. Additionally, the Company and AIMCo may be required to incur a reverse termination fee of up to $75 million.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income (loss) from continuing operations for the three months ended March 31, 2017 and 2016, where income or loss represents the numerator and weighted-average shares represent the denominator.

Three Months Ended March 31,	2017			2016
(in millions, except per share data)	Loss	Shares	$ per Share	Income	Shares	$ per Share
BASIC EARNINGS PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(24)	659	$(0.04)	$135	661	$0.20
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	—	—	—	2	—
DILUTED EARNINGS PER SHARE	$(24)	659	$(0.04)	$135	663	$0.20
For the three months ended March 31, 2017 and 2016, respectively, the calculation of diluted earnings per share excluded 7 million and 8 million stock awards outstanding that could potentially dilute basic earnings per share in the future. Additionally, for the three months ended March 31, 2017 and 2016, all 15 million convertible debentures were omitted from the earnings per share calculation as the impact would have been anti-dilutive.
For the three months ended March 31, 2017, the calculation of diluted earnings per share also excluded 4 million outstanding restricted stock units, that could potentially dilute earnings per share in the future. These restricted units were not included in the computation of diluted earnings per share for the three months ended March 31, 2017 because their impact would be anti-dilutive given the loss from continuing operations. Had the Company generated income from continuing operations in the three months ended March 31, 2017, 3 million potential shares of common stock related to the restricted stock units would have been included in diluted average shares outstanding.
19. SUBSEQUENT EVENTS
Kazakhstan Sale — On April 7, 2017, the Company completed the sale of its interest in the Kazakhstan CHP plants. See Note 16—Held-for-Sale Businesses and Dispositions for further discussion.
Alto Sertao II Acquisition — On April 18, 2017, the Company entered into an agreement to purchase from Renova Energia S.A. the Alto Sertao II Wind Complex (“Alto Sertao II”) for $189 million, subject to customary purchase price adjustments, plus the assumption of $363 million Alto Sertao’s non-recourse debt and $32 million of contingent consideration. Alto Sertao II is a wind farm located in Brazil. The transaction is expected to close by the second half of 2017.
Zimmer and Miami Fort Sale — On April 21, 2017, DP&L and AES Ohio Generation entered into an agreement for the sale of DP&L’s undivided interest in Zimmer and Miami Fort for $50 million in cash and the assumption of certain liabilities, including environmental, subject to predefined closing adjustments. The sale is subject to approval by the Federal Energy Regulatory Commission and is expected to close in the third quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2016 Form 10-K.
The prior-period condensed consolidated financial statements and management’s discussion and analysis in this Form 10-Q have been reclassified to reflect the businesses held-for-sale and discontinued operations as discussed in Note 16—Held-for-Sale Businesses and Dispositions and Note 15—Discontinued Operations, respectively.
FORWARD-LOOKING INFORMATION
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.
Overview of Our Business — We are a diversified power generation and utility company organized into the following six market-oriented SBUs: US (United States); Andes (Chile, Colombia and Argentina); Brazil; MCAC (Mexico, Central America and the Caribbean); Europe; and Asia. For additional information regarding our business, see Item 1.—Business of our 2016 Form 10-K.
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

Executive Summary
Compared with last year, the results for the three months ended March 31, 2017 primarily reflect higher margins at the Company's MCAC SBU, due to improved availability in Mexico; Brazil SBU, largely due to higher spot sales at Tietê; and Andes SBU, due to higher sales in Colombia. These positive contributions were partially offset by lower margins at the Company's Europe SBU, due to the restructuring of the PPA at Maritza in Bulgaria in the second quarter of 2016.
Consolidated net cash provided by operating activities for the first quarter of 2017 was $703 million, an increase of $63 million compared to the first quarter of 2016. The increase was primarily driven by higher margins, as well as higher collections and lower tax payments at AES Gener and in the Dominican Republic.

Overview of Q1 2017 Results and Strategic Performance
Strategic Priorities — We continue to make progress towards meeting our strategic goals to maximize value for our shareholders.

Leveraging Our Platforms
Focusing our growth in markets where we already operate and have a competitive advantage to realize attractive risk-adjusted returns

● 3,399 MW currently under construction
○ Represents $6.9 billion in total capital expenditures
○ Majority of AES’ $1.2 billion in equity already funded
○ Expected to come on-line through 2019
● Will continue to advance select projects from our development pipeline

Reducing Complexity
Exiting businesses and markets where we do not have a competitive advantage, simplifying our portfolio and reducing risk

● In 2017, announced the sale or shutdown of 3,737 MW of merchant coal-fired generation in Ohio and Kazakhstan

Performance Excellence
Striving to be the low-cost manager of a portfolio of assets and deriving synergies and scale from our businesses
● In 2015, launched a $150 million cost reduction and revenue enhancement initiative
○ Includes overhead reductions, procurement efficiencies and operational improvements
○ Achieved $50 million in savings in 2016 and expect to ramp up to a total of $150 million in 2018
● Expect to achieve an additional $25 million in savings per year in 2019 and 2020

Expanding Access to Capital
Optimizing risk-adjusted returns in existing businesses and growth projects
● Building strategic partnerships at the project and business level with an aim to optimize our risk-adjusted returns in our business and growth projects
● Adjust our global exposure to commodity, fuel, country and other macroeconomic risks

Allocating Capital in a Disciplined Manner
Maximizing risk-adjusted returns to our shareholders by investing our free cash flow to strengthen our credit and deliver attractive growth in cash flow and earnings
● In the first quarter of 2017, prepaid $300 million of Parent debt

Q1 2017 Strategic Performance
Earnings Per Share and Consolidated Free Cash Flow Results in Q1 2017 (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Diluted earnings per share from continuing operations	$(0.04)	$0.20	$(0.24)	-120%
Adjusted EPS (a non-GAAP measure) (1)	0.17	0.15	0.02	13%
Net cash provided by operating activities	703	640	63	10%
Free Cash Flow (a non-GAAP measure) (1)	546	490	56	11%
_____________________________

(1)	See Item 2.—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
Three Months Ended March 31, 2017
Diluted earnings per share from continuing operations decreased $0.24, or 120%, to a loss of $0.04, primarily driven by higher impairment expense attributable to AES and, to a lesser extent, losses associated with the sale of Sul and the retirement of the Stuart and Killen Stations at DP&L. These decreases were partially offset by higher margins at our MCAC, Brazil and Andes SBUs, the favorable impact of the YPF legal settlement at AES Uruguaiana and a lower effective tax rate.
Adjusted EPS, a non-GAAP measure, increased $0.02, or 13%, to $0.17, primarily driven by higher margins at our MCAC, Brazil and Andes SBUs, favorable impact of the YPF legal settlement at AES Uruguaiana and lower effective tax rate.
Net cash provided by operating activities increased by $63 million, or 10%, to $703 million, primarily driven by an increase in net income, adjusted for non-cash items, and lower tax payments at Gener, Tietê, and the Dominican Republic. These increases were partially offset by lower collections of net regulatory assets at Eletropaulo and higher working capital requirements at DPL.
Free cash flow, a non-GAAP measure, increased by $56 million, or 11%, to $546 million, primarily driven by the $63 million increase in net cash provided by operating activities, as well as a decrease in maintenance and non-recoverable environmental expenditures. These increases were partially offset by a decrease in service concession asset expenditures, which are excluded from the calculation of free cash flow but included in operating cash flows determined in accordance with GAAP.
Review of Consolidated Results of Operations

	Three Months Ended March 31,
(in millions, except per share amounts)	2017	2016	$ change	% change
Revenue:
US SBU	$808	$855	$(47)	-5%
Andes SBU	618	622	(4)	-1%
Brazil SBU	1,039	839	200	24%
MCAC SBU	586	519	67	13%
Europe SBU	237	246	(9)	-4%
Asia SBU	192	194	(2)	-1%
Corporate and Other	14	1	13	NM
Intersegment eliminations	(2)	(5)	3	60%
Total Revenue	3,492	3,271	221	7%
Operating Margin:
US SBU	113	114	(1)	-1%
Andes SBU	146	123	23	19%
Brazil SBU	107	43	64	NM
MCAC SBU	108	96	12	13%
Europe SBU	80	83	(3)	-4%
Asia SBU	40	37	3	8%
Corporate and Other	1	8	(7)	-88%
Intersegment eliminations	(2)	5	(7)	NM
Total Operating Margin	593	509	84	17%
General and administrative expenses	(54)	(48)	(6)	13%
Interest expense	(348)	(342)	(6)	2%
Interest income	97	117	(20)	-17%
Gain on extinguishment of debt	17	4	13	NM
Other expense	(29)	(8)	(21)	NM
Other income	73	13	60	NM
Gain on disposal and sale of businesses	—	47	(47)	-100%
Asset impairment expense	(168)	(159)	(9)	6%
Foreign currency transaction gains (losses)	(21)	40	(61)	NM
Income tax expense	(69)	(96)	27	-28%
Net equity in earnings of affiliates	7	6	1	17%
INCOME FROM CONTINUING OPERATIONS	98	83	15	18%
Loss from operations of discontinued businesses, net of income tax benefit of $4	—	(9)	9	-100%
NET INCOME	98	74	24	32%
Less: Net (income) loss attributable to noncontrolling interests	(125)	52	(177)	NM
Less: Net loss attributable to redeemable stocks of subsidiaries	3	—	3	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(24)	$126	$(150)	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(24)	$135	$(159)	NM
Loss from discontinued operations, net of tax	—	(9)	9	-100%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(24)	$126	$(150)	NM
Net cash provided by operating activities	$703	$640	$63	10%
DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.11	$0.01	9%
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
Consolidated Revenue and Operating Margin

(in millions)
Three months ended March 31, 2017
Consolidated Revenue — Revenue increased $221 million, or 7%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was driven by favorable FX impact of $184 million, primarily in Brazil of $199 million, as well as higher LNG sales of $33 million in the Dominican Republic.
Consolidated Operating Margin — Operating margin increased $84 million, or 17%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was driven by favorable FX impact of $23 million, primarily in Brazil of $21 million. In addition, operating margin increased due to higher tariffs of $41 million at Eletropaulo and favorable timing of spot sales at higher prices of $19 million at Tietê.
See Item 2.—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $6 million, or 13%, to $54 million for the three months ended March 31, 2017 as compared to $48 million for the three months ended March 31, 2016 primarily due to increased professional fees, most of which are associated with acquisition activities.
Interest expense
Interest expense increased $6 million, or 2%, to $348 million for the three months ended March 31, 2017 as compared to $342 million for the three months ended March 31, 2016 primarily due to lower capitalized interest at Cochrane as a result of the commencement of operations of two units in the second half of 2016.
Interest income
Interest income decreased $20 million, or 17%, to $97 million for the three months ended March 31, 2017 as compared to $117 million for the three months ended March 31, 2016 primarily due to lower interest on regulatory assets at Eletropaulo attributable to lower regulatory asset balance as a result of cost recoveries, and lower interest rates.
Gain on extinguishment of debt
Gain on extinguishment of debt increased $13 million to $17 million for the three months ended March 31, 2017 as compared to $4 million for the three months ended March 31, 2016 primarily due to a $65 million gain at Alicura as a result of the prepayment of non-recourse debt related to the construction of the San Nicolas Plant. This gain was partially offset by a $47 million loss at the Parent Company due to the redemption of two of its existing senior unsecured notes in 2017, and a $7 million gain at the Parent company in 2016 due to the redemption of senior unsecured notes. See Note 7—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income increased $60 million to $73 million for the three months ended March 31, 2017 as compared to $13 million for the three months ended March 31, 2016 primarily due to the favorable settlement of legal proceeding at Uruguiana related to YPF's breach of the parties’ gas supply agreement.
Other expense increased $21 million to $29 million for the three months ended March 31, 2017 as compared to $8 million for the three months ended March 31, 2016 primarily due to loss on disposal of assets at DP&L as a result of the decision to close the coal-fired and diesel-fired generating units at Stuart and Killen on or before June 1, 2018.
See Note 13—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain on disposal and sale of businesses
There were no material gains on disposal and sale of businesses for the three months ended March 31, 2017.
Gain on disposal and sale of businesses was $47 million for the three months ended March 31, 2016 primarily due to gain on sale of DPLER.
See Note 16—Held-For-Sale Businesses and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense was $168 million for the three months ended March 31, 2017. This was primarily related to asset impairments of $94 million at Kazakhstan due to the fair value of the held-for-sale Kazakhstan asset group being lower than its carrying value, and $66 million at DPL as a result of the decision to close the coal-fired and diesel-fired generating units at Stuart and Killen on or before June 1, 2018.
Asset impairment expense was $159 million for the three months ended March 31, 2016 primarily related to asset impairment at Buffalo Gap II due to a decline in forward power curves.
See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended March 31,
(in millions)	2017	2016
Corporate	$(14)	$8
Argentina	(8)	30
Other	1	2
Total (1)	$(21)	$40
___________________________________________

(1)	Includes $33 million of losses and $45 million of gains on foreign currency derivative contracts for the three months ended March 31, 2017 and 2016, respectively.
The Company recognized net foreign currency transaction losses of $21 million for the three months ended March 31, 2017, primarily due to Corporate losses on foreign currency forwards and options related to the Brazilian Real.
The Company recognized net foreign currency transaction gains of $40 million for the three months ended March 31, 2016, primarily due to the favorable impact of foreign currency derivatives associated with government receivables at AES Argentina.
Income tax expense
Income tax expense decreased $27 million, or 28%, to $69 million for the three months ended March 31, 2017 compared to $96 million for the three months ended March 31, 2016. The Company’s effective tax rates were 43% and 55% for the three months ended March 31, 2017 and 2016, respectively.
The net decrease in the effective tax rate for the three months ended March 31, 2017, compared to the same period in 2016, was principally due to the unfavorable impact of Chilean income tax law reform enacted during the first quarter of 2016. This was partially offset by tax expense related to the appreciation of the Peso at certain of our Mexican subsidiaries during the first quarter of 2017.
Our effective tax rate reflects the tax effect of significant operations outside the U.S. which are generally taxed at lower rates than the U.S. statutory rate of 35%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate. In certain periods, however, our effective tax rate may be higher than 35% due to various discrete tax expense impacts.
Net equity in earnings of affiliates
Net equity in earnings of affiliates increased $1 million, or 17%, to $7 million for the three months ended March 31, 2017 compared to $6 million for the three months ended March 31, 2016.
Net income attributable to noncontrolling interests
Net income attributable to NCI increased $177 million to income of $125 million for the three months ended March 31, 2017 as compared to a loss of $52 million for the three months ended March 31, 2016. This increase was primarily due to asset impairment at Buffalo Gap II in 2016, along with the favorable YPF legal settlement at AES Uruguaiana and higher operating margin at Tietê in 2017.
Discontinued operations
Net income from discontinued operations was $9 million for the three months ended March 31, 2016 due to the operations from Sul being classified as discontinued operations starting in the second quarter of 2016. The sale of Sul closed in the fourth quarter of 2016. See Note 15—Discontinued Operations included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the Sul discontinued operations.
Net income (loss) attributable to The AES Corporation
Net income (loss) attributable to The AES Corporation decreased $150 million to a loss of $24 million in the three months ended March 31, 2017 compared to income of $126 million in the three months ended March 31, 2016. Key drivers of the decrease were:

•	current year impairments at Kazakhstan and DPL.
These decreases were partially offset by:

•	higher margins at our MCAC, Brazil and Andes SBUs in the current year;

•	the favorable impact of the YPF legal settlement at AES Uruguaiana;

•	a lower effective tax rate; and

•	prior year impairment at Buffalo Gap II.
SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC, Adjusted EPS, and Consolidated Free Cash Flow (“Free Cash Flow”) are non-GAAP supplemental measures that are used by management and external users of our consolidated financial statements such as investors, industry analysts and lenders. The Adjusted Operating Margin, Adjusted PTC, and Consolidated Free Cash Flow by SBU for the three months ended March 31, 2017 are shown below. The percentages represent the contribution by each SBU to the gross metric, excluding Corporate.
For the year beginning January 1, 2017, the Company changed the definition of Adjusted PTC and Adjusted EPS to exclude associated benefits and costs due to acquisitions, dispositions, and early plant closures; including the tax impact of decisions made at the time of sale to repatriate sales proceeds. We believe excluding these benefits and costs better reflect the business performance by removing the variability caused by strategic decisions to dispose of or acquire business interests or close plants early. The Company has also reflected these changes in the comparative period ending March 31, 2016.

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

Reconciliation of Adjusted Operating Margin (in millions)	Three Months Ended March 31,
	2017	2016
Operating Margin	$593	$509
Noncontrolling Interests Adjustment	(201)	(132)
Derivatives Adjustment	(2)	7
Total Adjusted Operating Margin	$390	$384
Adjusted PTC
We define Adjusted PTC as pretax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions, (b) unrealized foreign currency gains or losses, (c) gains or losses and associated benefits and costs due to dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds, (d) losses due to impairments, and (e) gains, losses and costs due to the early retirement of debt. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.
Adjusted PTC reflects the impact of NCI and excludes the items specified in the definition above. In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted PTC includes the other components of our income statement, such as general and administrative expenses in the corporate segment, as well as business development costs; interest expense and interest income; other expense and other income; realized foreign currency transaction gains and losses; and net equity in earnings of affiliates.
The GAAP measure most comparable to Adjusted PTC is income from continuing operations attributable to The AES Corporation. We believe that Adjusted PTC better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions, unrealized foreign currency gains or losses, losses due to impairments and strategic decisions to dispose of or acquire business interests or retire debt, which affect results in a given period or periods. In addition, earnings before tax represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Adjusted PTC should not be construed as alternatives to income from continuing operations attributable to The AES Corporation, which is determined in accordance with GAAP.

Reconciliation of Adjusted PTC (in millions)	Three Months Ended March 31,
	2017	2016
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$(24)	$135
Income tax expense attributable to The AES Corporation	20	61
Pretax contribution	(4)	196
Unrealized derivative gains	(1)	(34)
Unrealized foreign currency transaction gains	(9)	(9)
Disposition/acquisition (gains) losses	52	(19)
Impairment expense	168	50
Gains on extinguishment of debt	(16)	1
Total Adjusted PTC	$190	$185
Adjusted EPS
We define Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions, (b) unrealized foreign currency gains or losses, (c) gains or losses and associated benefits and costs due to dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds, (d) losses due to impairments, and (e) gains, losses and costs due to the early retirement of debt.
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

The Company reported a loss from continuing operations of $0.04 per share for the three months ended March 31, 2017. For purposes of measuring diluted loss per share under GAAP, common stock equivalents were excluded from weighted-average shares as their inclusion would be anti-dilutive. However, for purposes of computing Adjusted EPS, the Company has included the impact of dilutive common stock equivalents. The table below reconciles the weighted-average shares used in GAAP diluted earnings per share to the weighted-average shares used in calculating the non-GAAP measure of Adjusted EPS.

Reconciliation of Denominator Used For Adjusted Earnings Per Share	Three Months Ended March 31, 2017
(in millions, except per share data)	Loss	Shares	$ per share
GAAP DILUTED (LOSS) PER SHARE
Loss from continuing operations attributable to The AES Corporation common stockholders	(24)	659	(0.04)
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	3	—
NON-GAAP DILUTED (LOSS) PER SHARE	(24)	662	(0.04)

Adjusted EPS	Three Months Ended March 31,
	2017		2016
Diluted earnings per share from continuing operations	$(0.04)		$0.20
Unrealized derivative gains	—		(0.05)
Unrealized foreign currency transaction gains	(0.01)		(0.01)
Disposition/acquisition (gains) losses	0.08	(1)	(0.03)	(2)
Impairment expense	0.25	(3)	0.08	(4)
Gains on extinguishment of debt	(0.02)	(5)	—
Less: Net income tax benefit	(0.09)	(6)	(0.04)	(7)
Adjusted EPS	$0.17		$0.15
_____________________________

(1)
Amount primarily relates to realized derivative losses associated with the sale of Sul of $38 million, or $0.06 per share; costs associated with early plant closures at DPL of $20 million, or $0.03 per share; partially offset by interest earned on Sul sale proceeds prior to repatriation of $6 million, or $0.01 per share.

(2)	Amount primarily relates to the gain on sale of DPLER of $22 million, or $0.03 per share.

(3)	Amount relates to asset impairments at Kazakhstan of $94 million, or $0.14 per share; at DPL of $66 million, or $0.10 per share; and Tait Energy Storage of $8 million, or $0.01 per share.

(4)	Amount primarily relates to the asset impairment at Buffalo Gap II of $159 million ($49 million, or $0.07 per share, net of NCI).

(5)
Amount primarily relates to the gain on early retirement of debt at Alicura of $65 million, or $0.10 per share, partially offset by the loss on early retirement of debt at the Parent Company of $47 million, or $0.07 per share.

(6)	Amount primarily relates to the income tax benefits associated with asset impairments of $51 million, or $0.08 per share and dispositions of $16 million, or $0.02 per share.

(7)
Amount primarily relates to the income tax benefit associated with asset impairments of $52 million, or $0.08 per share; partially offset by income tax expense associated with derivatives of $11 million, or $0.02 per share.

Free Cash Flow
We define Free Cash Flow as net cash from operating activities (adjusted for service concession asset capital expenditures) less maintenance capital expenditures (including non-recoverable environmental capital expenditures), net of reinsurance proceeds from third parties.
We also exclude environmental capital expenditures that are expected to be recovered through regulatory, contractual or other mechanisms. An example of recoverable environmental capital expenditures is IPL's investment in MATS-related environmental upgrades that are recovered through a tracker. See Item 1.—US SBU—IPL—Environmental Matters included in our 2016 Form 10-K for details of these investments.
The GAAP measure most comparable to Free Cash Flow is net cash provided by operating activities. We believe that Free Cash Flow is a useful measure for evaluating our financial condition because it represents the amount of cash generated by the business after the funding of maintenance capital expenditures that may be available for investing in growth opportunities or for repaying debt.
The presentation of Free Cash Flow has material limitations. Free Cash Flow should not be construed as an alternative to net cash from operating activities, which is determined in accordance with GAAP. Free Cash Flow does not represent our cash flow available for discretionary payments because it excludes certain payments that are required or to which we have committed, such as debt service requirements and dividend payments. Our definition of Free Cash Flow may not be comparable to similarly titled measures presented by other companies.

Calculation of Free Cash Flow (in millions)	Three Months Ended March 31,
	2017	2016
Net Cash provided by operating activities	$703	$640
Add: capital expenditures related to service concession assets (1)	1	24
Less: maintenance capital expenditures, net of reinsurance proceeds	(152)	(162)
Less: non-recoverable environmental capital expenditures (2)	(6)	(12)
Free Cash Flow	$546	$490
_____________________________

(1)	Service concession asset expenditures are included in net cash provided by operating activities, but are excluded from the free cash flow non-GAAP metric.

(2)	Excludes IPL's recoverable environmental capital expenditures of $18 million and $75 million for the three months ended March 31, 2017 and 2016.

US SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Operating Margin	$113	$114	$(1)	-1%
Noncontrolling Interests Adjustment (1)	(17)	(14)
Derivatives Adjustment	3	4
Adjusted Operating Margin	$99	$104	$(5)	-5%
Adjusted PTC	$48	$85	$(37)	-44%
Free Cash Flow	$92	$143	$(51)	-36%
Free Cash Flow Attributable to NCI	$16	$10	$6	60%
_____________________________

(1)
See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses. In addition, AES directly and indirectly owned approximately 70% of IPL as of March 2016 compared to approximately 75% beginning April 2015.

Operating Margin for the three months ended March 31, 2017 decreased by $1 million, or 1%, which was driven primarily by the following (in millions):

DPL
Lower retail margin due to lower regulated rates	$(10)
Lower depreciation expense due to fixed asset impairments in 2016 and 2017	6
Other	2
Total DPL Decrease	(2)
US Generation
Hawaii due to outages in 2017	(8)
US Wind primarily lower depreciation at Buffalo Gap due to fixed asset impairments in 2016 as well as better winds and better pricing in 2017	5
Other	(1)
Total US Generation Decrease	(4)
IPL
Lower maintenance and storm costs	2
Higher retail and wholesale margins, driven by higher retail rates partially offset by lower retail volumes due to mild weather	1
Other	2
Total IPL Increase	5
Total US SBU Operating Margin Decrease	$(1)
Adjusted Operating Margin decreased by $5 million for the US SBU due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC decreased by $37 million, driven by the $5 million decrease in Adjusted Operating Margin described above as well as a 2016 gain on contract termination at DP&L.
Free Cash Flow decreased by $51 million, of which $6 million was attributable to NCI. The decrease in Free Cash Flow was primarily driven by the timing of $34 million in vendor payments at DPL and IPL, a $30 million increase in inventory purchases at DPL and IPL due to prior year inventory optimization efforts, $17 million in lower collections at DPL due primarily to the settlement of DPLER’s receivable balances resulting from its sale in 2016, and a $10 million decrease in Operating Margin (net of lower depreciation of $9 million). These negative impacts were partially offset by $18 million in higher collections at IPL due to higher receivable balances in December 2016 resulting from favorable weather and the impacts from the 2016 rate order, lower interest payments of $10 million at DPL, and a decrease of $6 million in maintenance and non-recoverable environmental capital expenditures.
ANDES SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Operating Margin	$146	$123	$23	19%
Noncontrolling Interests Adjustment (1)	(49)	(35)
Adjusted Operating Margin	$97	$88	$9	10%
Adjusted PTC	$88	$61	$27	44%
Free Cash Flow	$107	$20	$87	NM
Free Cash Flow Attributable to NCI	$44	$16	$28	NM
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.

Including favorable FX and remeasurement impacts of $4 million, Operating Margin for the three months ended March 31, 2017 increased by $23 million, or 19%, which was driven primarily by the following (in millions):

Gener
Start of operations at Cochrane	$27
Lower margin at the SING market primarily associated with lower contract sales at Norgener partially offset by higher spot sales	(12)
Negative impact of new regulation on Emissions (Green Taxes)	(12)
Higher fixed costs mainly associated with maintenance activities at Angamos and Ventanas as well as higher people costs	(10)
Total Gener Decrease	(7)
Argentina
Higher availability mainly associated with major maintenance activities performed in 2016	4
Unfavorable FX impact	(1)
Total Argentina Increase	3
Chivor
Higher spot and contract sales primarily associated with higher dam levels at the beginning of 2017	21
Favorable FX impact	5
Other	1
Total Chivor Increase	27
Total Andes SBU Operating Margin Increase	$23
Adjusted Operating Margin increased by $9 million due to the drivers above, adjusted for the impact of NCI.
Adjusted PTC increased by $27 million, driven by the increase of $9 million in Adjusted Operating Margin and the positive impact of realized foreign currency gains in Argentina associated with collections of financing receivables and lower FX losses associated with the sale of Argentina’s sovereign bonds at Termoandes and prepayment of Sojitz Debt in 2017.
Free Cash Flow increased by $87 million, of which $28 million was attributable to NCI. The increase in Free Cash Flow was primarily driven by a $35 million increase in Operating Margin (net of higher depreciation of $12 million), lower working capital requirements of $49 million at Gener mainly due to favorable timing of collections, lower tax payments of $32 million primarily at Gener due to withholding taxes paid in the prior year on dividends to AES Affiliates and income tax refunds received in 2017, and a $17 million increase in collections of financing receivables in Argentina due to the commencement of operations of the Guillermo Brown Plant in October 2016. These positive impacts were partially offset by lower collections of $35 million at Chivor, higher interest payments of $8 million at Cochrane, and $8 million in higher maintenance capital expenditures, primarily in Argentina.
BRAZIL SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Operating Margin	$107	$43	$64	NM
Noncontrolling Interests Adjustment (1)	(86)	(34)
Adjusted Operating Margin	$21	$9	$12	NM
Adjusted PTC	$39	$5	$34	NM
Free Cash Flow	$218	$196	$22	11%
Free Cash Flow Attributable to NCI	$162	$162	$—	—%
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.
Including favorable FX impacts of $21 million, Operating Margin for the three months ended March 31, 2017 increased by $64 million, which was driven primarily by the following (in millions):

Eletropaulo
Higher tariffs	$41
Lower volume mainly due to migration to free market	(10)
Other	1
Total Eletropaulo Increase	32
Tietê
Favorable timing of higher spot volume and prices	19
Favorable FX impacts	14
Other	3
Total Tietê Increase	36
Other Business Drivers	(4)
Total Brazil SBU Operating Margin Increase	$64

Adjusted Operating Margin increased by $12 million, primarily due to the drivers discussed above, adjusted for the impact of noncontrolling interests.
Adjusted PTC increased by $34 million, driven by the increase of $12 million in Adjusted Operating Margin as described above, as well as a $28 million increase from the settlement of a legal dispute with YPF at Uruguaiana, partially offset by negative net impact in interest income and expense of $4 million at Eletropaulo.
Free Cash Flow increased by $22 million, none of which was attributable to NCI. The increase in Free Cash Flow was primarily driven by a $74 million increase in Operating Margin (net of increased depreciation of $10 million), $60 million related to a legal dispute settlement received at Uruguaiana, $58 million of lower tax payments at Tietê due to lower taxable income in 2016, and $21 million from the favorable timing of collections on energy sales at Tietê. These positive impacts were partially offset by an unfavorable timing of $132 million in higher collections in the prior year of costs deferred in net regulatory assets at Eletropaulo as a result of unfavorable hydrology in prior periods, and an unfavorable timing of $58 million in collections on energy sales at Eletropaulo.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Operating Margin	$108	$96	$12	13%
Noncontrolling Interests Adjustment (1)	(19)	(22)
Derivatives Adjustment	—	1
Adjusted Operating Margin	$89	$75	$14	19%
Adjusted PTC	$59	$48	$11	23%
Free Cash Flow	$65	$13	$52	NM
Free Cash Flow Attributable to NCI	$8	$—	$8	NM
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended March 31, 2017 increased by $12 million, or 13%, which was driven primarily by the following (in millions):

Mexico
Lower maintenance and higher availability	$9
Higher margin due to higher energy prices and lower fuel prices	3
Other	6
Total Mexico Increase	18
Puerto Rico
Higher fixed and other costs	(5)
Total Puerto Rico Decrease	(5)
Other Business Drivers	(1)
Total MCAC SBU Operating Margin Increase	$12
Adjusted Operating Margin increased by $14 million due to the drivers above, adjusted for the impact of NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased by $11 million, driven by the increase of $14 million in Adjusted Operating Margin as described above, partially offset by higher interest expenses due to an increase in loan balances in the Dominican Republic.
Free Cash Flow increased by $52 million, of which $8 million was attributable to NCI. The increase in Free Cash Flow was driven by $30 million of lower tax payments in the Dominican Republic primarily related to withholding taxes paid on distributions to AES Affiliates in the prior year, the $12 million increase in Operating Margin described above, and $6 million of lower maintenance capital expenditures.

EUROPE SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Operating Margin	$80	$83	$(3)	-4%
Noncontrolling Interests Adjustment (1)	(10)	(7)
Derivatives Adjustment	(3)	—
Adjusted Operating Margin	$67	$76	$(9)	-12%
Adjusted PTC	$55	$69	$(14)	-20%
Free Cash Flow	$86	$81	$5	6%
Free Cash Flow Attributable to NCI	$7	$5	$2	40%
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended March 31, 2017 decreased by $3 million, or 4%, which was driven primarily by the following (in millions):

Maritza
Lower contracted capacity prices due to PPA amendment	$(5)
Other	(2)
Total Maritza Decrease	(7)
Other Business Drivers	4
Total Europe SBU Operating Margin Decrease	$(3)
Adjusted Operating Margin decreased by $9 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC decreased by $14 million, driven by the decrease of $9 million in Adjusted Operating Margin described above, as well as lower interest income in Kavarna and a partial sell down in Jordan in February 2016.
Free Cash Flow increased by $5 million, of which $2 million was attributable to NCI. The increase in Free Cash Flow was primarily driven by $6 million of lower non-recoverable environmental expenditures due to construction projects that were completed in 2016 at Kilroot and Ballylumford.
ASIA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Operating Margin	$40	$37	$3	8%
Noncontrolling Interests Adjustment (1)	(21)	(20)
Adjusted Operating Margin	$19	$18	$1	6%
Adjusted PTC	$22	$22	$—	NM
Free Cash Flow	$81	$87	$(6)	-7%
Free Cash Flow Attributable to NCI	$41	$44	$(3)	-7%
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.
There were no significant drivers for the change in Operating Margin, Adjusted Operating Margin, and Adjusted PTC for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Free Cash Flow decreased by $6 million, of which $3 million was attributable to NCI. The decrease in Free Cash Flow was primarily driven by $9 million in higher working capital at Mong Duong related to increased dispatch in Q1 2017, and $4 million in higher working capital at Masinloc due to the timing of coal purchases. These decreases were partially offset by $8 million in lower maintenance capital expenditures at Masinloc.
Key Trends and Uncertainties
During the remainder of 2017 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation and cash flows. We continue to monitor our operations and address challenges as they arise.
Regulatory
In March 2017, DPL, in conjunction with various intervening parties, filed an amendment to its January 2017 settlement in its ESP rate case (the “Amended Settlement”). The Amended Settlement is subject to approval by the PUCO, would provide for a six-year electric security plan, and includes, but is not limited to, the following:

•	Bypassable standard offer energy rates for DP&L’s customers based on competitive bid auctions;

•
A three-year non-bypassable Distribution Modernization Rider designed to collect $105 million in revenue per year which could be extended by the PUCO for an additional two years. The Distribution Modernization Rider will be used for the continuing debt repayment plan as well as the modernization and maintenance of the transmission and distribution infrastructure;

•	A non-bypassable Distribution Investment Rider to recover incremental distribution capital investments;

•	A commitment by the Company to separate DP&L’s generation assets from its transmission and distribution assets (if approved by FERC) within 180 days of the PUCO’s approval of the Amended Settlement;

•	A commitment to commence the sale process of the Company’s ownership interests in the Zimmer, Miami Fort and Conesville coal-fired generation plants; and

•	Restrictions on DPL making dividend or tax sharing payments, various other riders, and competitive retail market enhancements.
A hearing on the Amended Settlement was held in April 2017. A final decision by the PUCO is expected mid-year 2017. There can be no assurance that the Amended Settlement will be approved as filed, or on a timely basis, and if the final ESP provides for terms that are more adverse than those submitted in DP&L's settlement, our results of operations, financial condition and cash flows could be materially impacted.
Alto Maipo
During 2016, Alto Maipo experienced difficulties in the execution of the project which resulted in potential cost overruns up to 22% of the original $2 billion budget. These overages led to a series of negotiations with the intention to restructure the project’s existing financial structure and obtain additional funding. On March 17, 2017, the Company completed the legal and financial restructuring of Alto Maipo. As part of this restructuring, AES Gener simultaneously acquired the 40% ownership interest of the noncontrolling shareholder and sold a 6.7% interest in the projects to the construction contractor. After completion of the sale, the Company has an effective 62% economic interest in Alto Maipo. As part of the restructuring, the Company amended certain milestones with regards to construction. If the Company is unable to meet these milestones, there could be a material impact to the financing and value of the project. For additional information, refer to Item 1A—Risk Factors of the 2016 Form 10-K.
Impairments
Long-lived Assets — During the three months ended March 31, 2017, the Company recognized asset impairment expense of $66 million at the Stuart and Killen Stations at DP&L, and $8 million at the Tait Energy Storage in the PJM market. See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing these asset impairment expenses, the carrying value of the long-lived asset groups, including those that were assessed and not impaired, totaled $44 million at March 31, 2017.
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
Functional Currency
In February 2017, the Argentina Ministry of Energy issued Resolution 19/2017 which established changes to the energy price framework. As a result of this resolution, the tariff structure now has prices set in USD, rather than Argentine Pesos, and eliminates the retention of unpaid amounts and the accumulation of receivables with CAMMESA. Concurrent with the establishment of the new price framework, AES Argentina issued bonds of $300 million denominated in USD. Given these significant changes in economic facts and circumstances, the Company changed the functional currency of the Argentina businesses from the Argentine Peso to the USD. Changes to the energy framework could have a material impact on the Company.
Foreign Exchange and Commodities
Our businesses are exposed to and proactively manage market risk. Our primary market risk exposure is to the price of commodities, particularly electricity, oil, natural gas, coal, and environmental credits, as well as FX rates. Volatility in these prices and FX rates can have a material impact on our full year 2017 results. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion byproducts) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our businesses are subject to stringent environmental laws and regulations; Our businesses are subject to enforcement initiatives from environmental regulatory agencies; and Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas, or GHG, emissions and the potential risks associated with climate change and are taking actions which could have a material adverse impact on our consolidated results of operations, financial condition and cash flows included in the 2016 Form 10-K. The following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in Item 1.—Business—Environmental and Land Use Regulations of the 2016 Form 10-K.
Updates to Greenhouse Gas Emissions Discussion — We refer to the discussion in Item 1.—Business—United States Environmental and Land-Use Regulations—Greenhouse Gas Emissions in the Company’s 2016 Form 10-K for a discussion of the EPA’s CO2 emissions rules for new electric generating units, or GHG NSPS, as well as the CO2 emissions rules for existing power plants, called the CPP. Both the GHG NSPS and the CPP are being challenged by several states and industry groups in the D.C. Circuit. The challenges to the CPP have been fully briefed and argued but oral argument has not yet taken place on the GHG NSPS. On March 28, 2017, the EPA filed a motion in the D.C. Circuit to hold the challenges to both the CPP and the GHG NSPS in abeyance in light of an Executive Order signed the same day. The Executive Order instructs the EPA Administrator to review the GHG NSPS and CPP and “if appropriate...as soon as practicable...publish for notice and comment proposed rules suspending, revising, or rescinding those rules.” On April 4, 2017, the EPA published a notice in the Federal Register to announce that it is initiating administrative reviews of both the CPP and the GHG NSPS as a result of the Executive Order.
We cannot predict at this time the likely outcome of EPA’s review of either the CPP or the GHG NSPS. By order of the U.S. Supreme Court, the CPP has been stayed pending resolution of the challenges to the rule. Due to the future uncertainty of the CPP, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, could be material. The GHG NSPS remains in effect at this time, and, absent further action from the EPA that rescinds or substantively revises the NSPS, it could impact any Company plans to construct and/or modify or reconstruct electric generating units in some locations.
Update to Water Discharges Discussion — As further discussed in Item 1.—Business—United States Environmental and Land-Use Regulations—Water Discharges in the Company’s 2016 Form 10-K, the EPA published a final rule in June 2015 defining federal jurisdiction over waters of the U.S. This rule, which became effective on August 28, 2015, may expand or otherwise change the number and types of waters or features subject to federal permitting. On October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) issued an order to temporarily stay the “Waters of the U.S.” rule nationwide while that court determines whether it has authority to hear the challenges that had been brought by multiple states against the rule. As of April 2017, the Sixth Circuit’s stay remains in place, while the court’s February 2016 decision that challenges to the rule belong in the appellate courts is being appealed to the U.S. Supreme Court. On February 28, 2017, the EPA and the Army Corps of Engineers published in the Federal Register a notice of intent to review and rescind or revise the “Waters of the U.S.” rule, as required by an Executive Order signed that same day. We cannot predict the outcome of this review, but if the rule is ultimately implemented in its current or substantially similar form and survives the legal challenges, it could have a material impact on our business, financial condition or results of operations.

Capital Resources and Liquidity
Overview — As of March 31, 2017, the Company had unrestricted cash and cash equivalents of $1.6 billion, of which $52 million was held at the Parent Company and qualified holding companies. The Company also had $634 million in short-term investments, held primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $904 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.8 billion and $4.5 billion, respectively.
We expect current maturities of non-recourse debt will be repaid from net cash provided by operating activities of the subsidiary to which the debt relates, through opportunistic refinancing activity, or some combination thereof. None of our recourse debt matures within the next twelve months. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to indebtedness under its floating rate senior unsecured notes due 2019 and drawings, if any, under its senior secured credit facility. On a consolidated basis, of the Company’s $20.3 billion of total debt outstanding as of March 31, 2017, approximately $3.2 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $1.4 billion of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At March 31, 2017, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $484 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At March 31, 2017, we had $185 million in letters of credit outstanding provided under our unsecured credit facility, $6 million in letters of credit outstanding provided under our senior secured credit facility, and $3 million in cash collateralized letters of credit outstanding outside of our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development activities and business operations. During the quarter ended March 31, 2017, the Company paid letter of credit fees ranging from 0.25% to 2.25% per annum on the outstanding amounts.
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
Long-Term Receivables — As of March 31, 2017, the Company had approximately $302 million of accounts receivable classified as Noncurrent assets—other, primarily related to certain of its generation businesses in Argentina and the United States, its utility business in Brazil. These noncurrent receivables mostly consist of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2018, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 5—Financing Receivables included in Part I—Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—Argentina—Regulatory Framework included in our 2016 Form 10-K for further information.
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three month periods (in millions):

	Three Months Ended March 31,
Cash flows provided by (used in):	2017	2016	$ Change
Operating activities	$703	$640	$63
Investing activities	(340)	(548)	208
Financing activities	(79)	(180)	101
Operating Activities
The following table summarizes the key components of our consolidated operating cash flows (in millions):

	Three Months Ended March 31,
	2017	2016	$ Change
Net Income	$98	$74	$24
Depreciation and amortization	291	290	1
Impairment expenses	168	161	7
Gain on extinguishment of debt	(17)	(4)	(13)
Other adjustments to net income	61	(20)	81
Non-cash adjustments to net income	503	427	76
Net income, adjusted for non-cash items	$601	$501	$100
Net change in operating assets and liabilities (1)	$102	$139	$(37)
Net cash provided by operating activities (2)	$703	$640	$63
_____________________________

(1)	Refer to the table below for explanations of the variance in operating assets and liabilities (also referred to as “working capital” in Segment Operating Cash Flow Analysis).

(2)	Amounts included in the table above include the results of discontinued operations, where applicable.

Net change in operating assets and liabilities decreased by $37 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, which was primarily driven by (in millions):

Increases in:
Prepaid expenses and other current assets, primarily at Sul as a result of amortization of short-term regulatory assets and energy and regulatory charges in 2016 that did not recur in 2017 due to sale of Sul. Increase is also attributable to short term regulatory assets primarily at El Salvador and DPL, and prepayments of gas purchases at Andres	$(154)
Income taxes payable, net, and other taxes payable, primarily at Tietê, Gener, and in the Dominican Republic	186
Decreases in:
Other liabilities, primarily due to higher deferrals into regulatory liabilities related to energy costs in 2016 compared to 2017 at Eletropaulo	(66)
Other	(3)
Total decrease in cash from changes in operating assets and liabilities	$(37)
Investing Activities
Net cash used in investing activities decreased by $208 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, which was primarily driven by (in millions):

Decreases in:
Capital expenditures (1)	$166
Proceeds from the sales of businesses, net of cash sold (primarily related to the sales of DPLER, Kelanitissa and Jordan in Q1 2016)	(111)
Net purchases of short-term investments	296
Increases In:
Restricted cash, debt service and other assets	(118)
Other investing activities	(25)
Total decrease in net cash used in investing activities	$208
_____________________________

(1)	Refer to the tables below for a breakout of capital expenditures by type and primary business driver.
Capital Expenditures
The following table summarizes the Company's capital expenditures for growth investments, maintenance, and environmental reported in investing cash activities for the periods indicated (in millions):

	Three Months Ended March 31,
	2017	2016	$ Change
Growth Investments	$(304)	$(392)	$88
Maintenance	(146)	(161)	15
Environmental (1)	(24)	(87)	63
Total capital expenditures	$(474)	$(640)	$166
_____________________________

(1)	Includes both recoverable and non-recoverable environmental capital expenditures. See Non-GAAP Measures—Free Cash Flow for more information.
Cash used for capital expenditures decreased by $166 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, which was primarily driven by (in millions):

Decreases in:
Growth expenditures at the US SBU, primarily due to lower spending related to the CCGT at IPL	$81
Maintenance and environmental expenditures at the US SBU, primarily due to lower spending at IPL on the NPDES and Harding Street refueling projects, as well as decreased spending on MATS and CCR compliance due to project completion	67
Growth expenditures at the Andes SBU, primarily due to lower spending related to Cochrane, the Andes solar plant, and the Angamos desalinization plant	30
Increases in:
Growth expenditures at the Brazil SBU, primarily due to the quality indicators recovery plan and an increase in productivity commitments at Eletropaulo	(12)
Growth expenditures at the MCAC SBU, primarily due to the timing of construction activities related to the Colon project, partially offset by Combined Cycle project at DPP in Los Mina	(10)
Other capital expenditures	10
Total decrease in net cash used for capital expenditures	$166

Financing Activities
Net cash used in financing activities decreased $101 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, which was primarily driven by (in millions):

Decreases in:
Purchases of treasury stock by the Parent Company	$79
Distributions to noncontrolling interests, primarily at the Brazil SBU	45
Proceeds from the sale of redeemable stock of subsidiaries at IPALCO	(134)
Increases in:
Net issuance of non-recourse debt, primarily at the Andes, MCAC and Asia SBUs	361
Repayments of recourse debt at the Parent Company (1)	(225)
Other financing activities	(25)
Total decrease in net cash used in financing activities	$101
_____________________________

(1)	See Note 7—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant recourse debt transactions.

Segment Operating Cash Flow Analysis
Operating Cash Flow by SBU (1)

	Three Months Ended March 31,
	2017	2016	$ Change
US	$151	$207	$(56)
Andes	132	38	94
Brazil	267	241	26
MCAC	85	39	46
Europe	90	92	(2)
Asia	81	72	9
Corporate	(103)	(49)	(54)
Total SBUs	$703	$640	$63
_____________________________

(1)	Operating cash flow as presented above include the effects of intercompany transactions with other segments except for interest, tax sharing, charges for management fees and transfer pricing.
US SBU
The decrease in Operating Cash Flow of $56 million was driven primarily by the following (in millions):

US SBU Q1 2017 vs. Q1 2016
Lower operating margin, net of a decrease in depreciation of $9	$(10)
Higher inventory purchases in Q1 2017, due primarily to inventory optimization efforts in Q1 2016	(30)
Timing of payments for purchased power and other general accounts payable	(34)
Lower collections at DPL, primarily due to the settlement of receivable balances at DPLER upon its sale in Q1 2016	(17)
Higher collections at IPL, primarily due to higher A/R balances in December 2016 resulting from favorable weather and the 2016 rate order	18
Lower payments for interest expense, primarily at DPL	10
Other	7
Total US SBU Operating Cash Decrease	$(56)

ANDES SBU
The increase in Operating Cash Flow of $94 million was driven primarily by the following (in millions):

Andes SBU Q1 2017 vs. Q1 2016
Higher operating margin, net of increased depreciation of $12	$35
Lower working capital requirements at Gener, due primarily to the timing of collections	49
Lower tax payments, primarily at Gener due to the receipt of an income tax refund in Q1 2017 and withholding taxes paid in Q1 2016 on dividends to AES affiliates	32
Increased collections in Argentina resulting primarily from the commencement of commercial operations at the Guillermo Brown plant	17
Lower collections at Chivor related to increased sales from Q4 2015 (collected in Q1 2016)	(35)
Increase in interest payments at Cochrane, which are no longer capitalized	(8)
Other	4
Total Andes SBU Operating Cash Increase	$94
BRAZIL SBU

The increase in Operating Cash Flow of $26 million was driven primarily by the following (in millions):

Brazil SBU Q1 2017 vs. Q1 2016
Higher operating margin, net of increased depreciation of $10	$74
Receipt of YPF legal settlement	60
Lower tax payments at Tietê resulting from lower taxable income in 2016 vs. 2015	58
Timing of payments for energy purchases at Eletropaulo due to lower energy costs and lower regulatory charges from improved hydrology in 2017	51
Timing of collections at Tietê due to higher energy sales under bilateral contracts	21
Higher collections in the prior year of costs deferred in net regulatory assets at Eletropaulo as a result of unfavorable hydrology in prior periods	(132)
Lower collections of accounts receivable at Eletropaulo due primarily to higher tariff flags in 2016	(69)
Increase in pension contributions at Eletropaulo	(15)
Lack of operating cash flow from AES Sul, which was sold in 2016	(11)
Other	(11)
Total Brazil SBU Operating Cash Increase	$26

MCAC SBU

The increase in Operating Cash Flow of $46 million was driven primarily by the following (in millions):

MCAC SBU Q1 2017 vs. Q1 2016
Higher operating margin, net of increased depreciation of $1	$13
Lower tax payments in the Dominican Republic, due primarily to withholding taxes paid in Q1 2016 on dividends to AES Affiliates	30
Timing of payments for energy purchases and general accounts payable in the Dominican Republic	30
Timing of energy purchases deferred into regulatory assets in El Salvador	(29)
Other	2
Total MCAC SBU Operating Cash Increase	$46
EUROPE SBU

The decrease in Operating Cash Flow of $2 million was driven primarily by the following (in millions):

Europe SBU Q1 2017 vs. Q1 2016
Lower operating margin, net of lower depreciation of $1	$(4)
Increase in working capital requirements at Bulgaria Wind mainly due to collections of outstanding receivables from the off-taker in 2016	(8)
Lower tax payments at Kilroot, primarily due to additional taxes paid in 2016 resulting from a loan derecognition	6
Decrease in working capital requirements at Ballylumford, primarily due to collections of higher sales occurring in Q4 2016	6
Other	(2)
Total Europe SBU Operating Cash Decrease	$(2)

ASIA SBU

The increase in Operating Cash Flow of $9 million was driven primarily by the following (in millions):

Asia SBU Q1 2017 vs. Q1 2016
Decrease in service concession asset expenditures	$23
Increase in working capital requirements at Mong Duong due to increased dispatch in Q1 2017	(9)
Increase in working capital requirements at Masinloc, primarily due to the timing of coal purchases	(4)
Other	(1)
Total Asia SBU Operating Cash Increase	$9
CORPORATE AND OTHER

The decrease in Operating Cash Flow of $54 million was driven primarily by the following (in millions):

Corporate and Other Q1 2017 vs. Q1 2016
Increase in realized losses on oil hedges	$(35)
Timing of intercompany settlements with SBUs	(15)
Higher payments for people-related costs and associated payroll taxes	(23)
Timing of annual property insurance premiums received from SBUs	31
Other	(12)
Total Corporate and Other Operating Cash Decrease	$(54)
Parent Company Liquidity
The following discussion is included as a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is a non-GAAP measure and should not be construed as an alternative to cash and cash equivalents which is determined in accordance with GAAP as a measure of liquidity. Cash and cash equivalents is disclosed in the Condensed Consolidated Statements of Cash Flows. Parent Company Liquidity may differ from similarly titled measures used by other companies. The principal sources of liquidity at the Parent Company level are dividends and other distributions from our subsidiaries, including refinancing proceeds; proceeds from debt and equity financings at the Parent Company level, including availability under our credit facility; and proceeds from asset sales. Cash requirements at the Parent Company level are primarily to fund interest; principal repayments of debt; construction commitments; other equity commitments; common stock repurchases; acquisitions; taxes; Parent Company overhead and development costs; and dividends on common stock.
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

	March 31, 2017	December 31, 2016
Consolidated cash and cash equivalents	$1,588	$1,305
Less: Cash and cash equivalents at subsidiaries	(1,536)	(1,205)
Parent and qualified holding companies’ cash and cash equivalents	52	100
Commitments under Parent credit facilities	800	800
Less: Letters of credit under the credit facilities	(6)	(6)
Less: Borrowings under the credit facilities	(127)	—
Borrowings available under Parent credit facilities	667	794
Total Parent Company Liquidity	$719	$894
The Company paid dividends of $0.12 per share to its common stockholders during the first quarter of 2017 for dividends declared in December 2016. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4.5 billion and $4.7 billion as of March 31, 2017 and December 31, 2016, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2016 Form 10-K for additional detail.
While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our senior secured credit facility. See Item 1A.—Risk Factors—The AES Corporation is a holding company and its ability to make payments on its outstanding indebtedness, including its public debt securities, is dependent upon the receipt of funds from its subsidiaries by way of dividends, fees, interest, loans or otherwise of the Company’s 2016 Form 10-K for additional information.
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for — among other items — limitations on other indebtedness; liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of March 31, 2017, we were in compliance with these covenants at the Parent Company level.
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

As of March 31, 2017, there are no defaults which result in or are at risk of triggering a cross-default under the recourse debt of the Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2016 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2017.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview Regarding Market Risks — Our businesses are exposed to and proactively manage market risk. Our primary market risk exposure is to the price of commodities, particularly electricity, oil, natural gas, coal and environmental credits. In addition, our businesses are exposed to lower electricity prices due to increased competition, including from renewable sources such as wind and solar, as a result of lower costs of entry and lower variable costs. We operate in multiple countries and as such, are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the U.S. Dollar, and currencies of the countries in which we operate. We are also exposed to interest rate fluctuations due to our issuance of debt and related financial instruments.
The disclosures presented in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations, Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the electricity markets, which could have a material adverse effect on our financial performance; and We may not be adequately hedged against our exposure to changes in commodity prices or interest rates of the 2016 Form 10-K.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2017, we project pretax earnings exposure on a 10% move in commodity prices would be approximately $10 million for U.S. power (DPL), $5 million for natural gas, less than $5 million for oil and $5 million for coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
AES enters into cash flow hedges to protect economic value of the business and minimize impact of foreign exchange rate fluctuations to AES portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distribution and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis which could result in greater volatility in earnings. The largest foreign exchange risks over a 12-month forward- looking period stem from the following currencies: Brazilian Real, Euro, Colombian Peso, British Pound, and Kazakhstani Tenge. As of March 31, 2017, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Brazilian Real, British Pound, Colombian Peso, Euro and Kazakhstani Tenge each are projected to be reduced by less than $5 million for 2017. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2017 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of March 31, 2017, the portfolio’s pretax earnings exposure for 2017 to a one-time 100-basis-point increase in interest rates for our Argentine Peso, Brazilian Real, Colombian Peso, Euro, Kazakhstani Tenge and USD denominated debt would be approximately $25 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2017, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of March 31, 2017
In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the state of Rio de Janeiro (“FDC”) against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the FDC found in favor of Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the FDC to collect approximately R$2 billion ($635 million) from Eletropaulo as estimated by Eletropaulo (or approximately R$2.61 billion ($829 million) as of September 2016, as estimated by Eletrobrás, and possibly legal costs) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). In November 2002, the FDC rejected Eletropaulo's defenses in the execution suit. On appeal, the case was remanded to the FDC for further proceedings to determine whether Eletropaulo is liable for the debt. In December 2012, the FDC issued a decision that Eletropaulo is liable for the debt. However, that decision was annulled on appeal and the case was remanded to the FDC for further proceedings. On remand at the FDC, the FDC appointed an accounting expert to analyze the issues in the case. In September 2015, the expert issued a preliminary report concluding that Eletropaulo is liable for the debt, without quantifying the debt. Eletropaulo thereafter submitted questions to the expert and reports rebutting the expert's preliminary report (“Rebuttal Reports”). In April 2016, Eletrobrás requested that the expert determine both the criteria to calculate the debt and the amount of the debt. In April 2017, the FDC ordered the expert to comment on Eletropaulo’s Rebuttal Reports and to analyze the questions presented by the parties. It is unclear when the expert will respond. Ultimately, a decision will be issued by the FDC, which will be free to reject or adopt in whole or in part the expert's report. If the FDC again determines that Eletropaulo is liable for the debt, Eletrobrás will be entitled to resume the execution suit in the FDC. If Eletrobrás does so, Eletropaulo will be required to provide security for its alleged liability. In addition, in February 2008, CTEEP filed a lawsuit in the FDC against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. If Eletrobrás requests the seizure of the security noted above and the FDC grants such request (or if a court determines that Eletropaulo is liable for the debt), Eletropaulo's results of operations may be materially adversely affected and, in turn, the Company's results of operations may also be materially adversely affected. Eletropaulo and the Company could face a loss of earnings and/or cash flows and may have to provide loans or equity to support affected businesses or projects, restructure them, write down their value, and/or face the possibility that Eletropaulo cannot continue operations or provide returns consistent with our expectations, any of which could have a material impact on the Company.
In September 1996, a public civil action was asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the state of São Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$2 million ($635 thousand) as of December 31, 2015, or pay an indemnification amount of approximately R$15 million ($5 million). Eletropaulo has appealed this decision to the Supreme Court and the Supreme Court affirmed the decision of the Appellate Court. Following the Supreme Court's decision, the case has been remanded to the court of first instance for further proceedings and to monitor compliance by the defendants with the terms of the decision. In January 2014, Eletropaulo informed the court that it intended to comply with the court's decision by donating a green area inside a protection zone and restore watersheds, the aggregate cost of which is expected to be approximately R$2 million ($635 thousand). Eletropaulo also requested that the court add the current owner of the land where the Associação facilities are located, Empresa Metropolitana de Águas e Energia S.A. (“EMAE”), as a party to the lawsuit and order EMAE to perform the demolition and reforestation aspects of the court's decision. In July 2014, the court requested the Secretary of the Environment for the State of São Paulo to notify the court of its opinion regarding the acceptability of the green areas to be donated by Eletropaulo to the State of São Paulo. In January 2015, the Secretary of the Environment for the State of São Paulo notified Eletropaulo and the court that it would not accept Eletropaulo's proposed green areas donation. Instead of such green areas donation, the Secretary of the Environment proposed in March 2015 that Eletropaulo undertake an environmental project to offset the alleged environmental damage. Since March 2015, Eletropaulo and the Secretary of Environment have been working together to define an environmental project, which will be submitted for approval by the Public Prosecutor. The cost of such project is currently estimated to be R$3 million ($1 million).
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
In May 2008, the Tax Authority initiated a collection suit against Eletropaulo, seeking to collect approximately R$230 million ($73 million) in PIS taxes (as estimated by Eletropaulo) for the period of March 1996 to December 1998. Unfavorable decisions on the merits were issued by the First Instance Court (“FIC”) and the Second Instance Court (“SIC”) in January 2011 and April 2015, respectively. Subsequently, Eletropaulo requested that the SIC remit the case to the Superior Court of Justice (“STJ”) and the Supreme Federal Court (“STF”). In March 2017, the SIC rejected Eletropaulo’s request. Eletropaulo has requested that an SIC panel review the March 2017 decision. In addition, Eletropaulo has appealed that decision to the STJ and STF. Also, in April 2017, in a related execution proceeding, the FIC asked the Tax Authority to advise on whether it intends to pursue collection. In response, the Tax Authority may request that Eletropaulo replace its bank guarantee with a cash deposit of the amount in dispute into a judicial account (currently, the bank guarantee is in place as security for Eletropualo’s alleged obligation). If necessary, Eletropaulo will contest any request that it must make a cash deposit. Eletropaulo believes it has meritorious defenses and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In June 2011, the São Paulo Municipal Tax Authority (the “Tax Authority”) filed 60 tax assessments in São Paulo administrative court against Eletropaulo, seeking to collect services tax (“ISS”) that allegedly had not been paid on revenues for services rendered by Eletropaulo. Eletropaulo challenged the assessments on the grounds that the revenues at issue were not subject to ISS. In October 2013, the First Instance Administrative Court (“FIAC”) determined that Eletropaulo was liable for ISS, interest, and related penalties totaling approximately R$3.3 billion ($1 billion) as estimated by Eletropaulo. Eletropaulo thereafter appealed to the Second Instance Administrative Court (“SIAC”). In January 2016, the Tax Authority nullified most of the ISS sought from Eletropaulo. In January 2017, the SIAC issued a decision confirming the reduction and rejecting certain other amounts of ISS as time-barred, but finding that Eletropaulo was liable for the remainder of ISS totaling approximately R$200 million ($64 million). The Tax Authority appealed the SIAC’s decision on the time-barred amounts, totaling approximately R$16 million ($5 million) (“Time-Barred Amounts”), to the Municipal Council of Taxes (“MCT Proceeding”). With respect to the R$200 million, in March 2017, the Tax Authority canceled most of that amount (“March 2017 Cancelation”), and initiated an execution lawsuit to collect the remainder of R$67 million ($21 million) (“Execution Lawsuit”). Along with the Time-Barred Amounts, the March 2017 Cancelation will be reviewed in the ongoing MCT Proceeding. The Execution Lawsuit is also ongoing. Eletropaulo believes it has meritorious defenses and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê had paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the grounds that the tax rate was set in the applicable legislation. In April 2013, the FIAC determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest, and penalties totaling approximately R$970 million ($308 million) as estimated by AES Tietê. AES Tietê appealed to the SIAC. In January 2015, the SIAC issued a decision in AES Tietê's favor, finding that AES Tietê was not liable for unpaid taxes. The public prosecutor subsequently filed an appeal, which was denied as untimely. The Tax Authority thereafter filed a motion for clarification of the SIAC's decision, which was denied in September 2016. The Tax Authority later filed a special appeal (“Special Appeal”), which was rejected as untimely in October 2016. The Tax Authority thereafter filed an interlocutory appeal with the Superior Administrative Court (“SAC”). In March 2017, the President of the SAC determined that the SAC would analyze the Special Appeal on timeliness and, if required, the merits. AES Tietê has challenged the Special Appeal. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In January 2015, DPL received NOVs from the EPA alleging violations of opacity at Stuart and Killen Stations, and in October 2015, IPL received a similar NOV alleging violations at Petersburg Station. In February 2017, EPA issued a second NOV for DPL Stuart Station, alleging violations of opacity in 2016. Moreover, in February 2016, IPL received an NOV from the EPA alleging violations of New Source Review (“NSR”) and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Station. It is too early to determine whether the NOVs could have a material impact on our business, financial condition or results of our operations. IPL would seek recovery of any operating or capital expenditures, but not fines or penalties, related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in this regard.
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
In October 2015, Ganadera Guerra, S.A. (“GG”) and Constructora Tymsa, S.A. (“CT”) filed separate lawsuits against AES Panama in the local courts of Panama. The claimants allege that AES Panama profited from a hydropower facility (La Estrella) being partially located on land owned initially by GG and currently by CT, and that AES Panama must pay compensation for its use of the land. The damages sought from AES Panama are approximately $685 million (GG) and $100 million (CT). In October 2016, the court dismissed GG's claim because of GG's failure to comply with a court order requiring GG to disclose certain information. GG has refiled its lawsuit. Also, there are ongoing administrative proceedings concerning whether AES Panama is entitled to acquire an easement over the land and whether AES Panama can continue to occupy the land. AES Panama believes it has meritorious defenses and claims and will assert them vigorously; however, there can be no assurances that it will be successful in its efforts.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I—Item 1A.—Risk Factors of our 2016 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No repurchases were made by the AES Corporation of its common stock during the first quarter of 2017.
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of March 31, 2017, $246 million remained available for repurchase under the Program.
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

THE AES CORPORATION (Registrant)

Date:	May 5, 2017	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ FABIAN E. SOUZA
			Name:	Fabian E. Souza
			Title:	Vice President and Controller (Principal Accounting Officer)