Form 10-Q
period 2017-06-30
AES CORP
filed 2017-08-08
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on July 31, 2017 was 660,256,748.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pretax Contribution, a non-GAAP measure of operating performance
AFS	Available For Sale
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BNDES	Brazilian Development Bank
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	La Caisse de depot et placement du Quebec
CHP	Combined Heat and Power
COFINS	Contribuição para o Financiamento da Seguridade Social
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
DPLER	DPL Energy Resources, Inc.
DPP	Dominican Power Partners, LDC
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
kWh	Kilowatt Hours
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MATS	Mercury and Air Toxics Standards
MMI	Mini Maritsa Iztok (state-owned electricity public supplier in Bulgaria)
MW	Megawatts
MWh	Megawatt Hours
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
PIS	Partially Integrated System
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,213	$1,305
Restricted cash	313	278
Short-term investments	740	798
Accounts receivable, net of allowance for doubtful accounts of $112 and $111, respectively	2,173	2,166
Inventory	633	630
Prepaid expenses	83	83
Other current assets	1,061	1,151
Current assets of held-for-sale businesses	102	—
Total current assets	6,318	6,411
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	776	779
Electric generation, distribution assets and other	28,697	28,539
Accumulated depreciation	(9,841)	(9,528)
Construction in progress	3,560	3,057
Property, plant and equipment, net	23,192	22,847
Other Assets:
Investments in and advances to affiliates	683	621
Debt service reserves and other deposits	578	593
Goodwill	1,157	1,157
Other intangible assets, net of accumulated amortization of $543 and $519, respectively	397	359
Deferred income taxes	757	781
Service concession assets, net of accumulated amortization of $159 and $114, respectively	1,404	1,445
Other noncurrent assets	1,983	1,905
Total other assets	6,959	6,861
TOTAL ASSETS	$36,469	$36,119
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,684	$1,656
Accrued interest	225	247
Accrued and other liabilities	1,893	2,066
Non-recourse debt, includes $454 and $273, respectively, related to variable interest entities	2,572	1,303
Current liabilities of held-for-sale businesses	37	—
Total current liabilities	6,411	5,272
NONCURRENT LIABILITIES
Recourse debt	4,380	4,671
Non-recourse debt, includes $1,292 and $1,502, respectively, related to variable interest entities	13,815	14,489
Deferred income taxes	746	804
Pension and other postretirement liabilities	1,347	1,396
Other noncurrent liabilities	2,905	3,005
Total noncurrent liabilities	23,193	24,365
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	791	782
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 816,126,361 issued and 660,191,726 outstanding at June 30, 2017 and 816,061,123 issued and 659,182,232 outstanding at December 31, 2016)	8	8
Additional paid-in capital	8,732	8,592
Accumulated deficit	(1,086)	(1,146)
Accumulated other comprehensive loss	(2,741)	(2,756)
Treasury stock, at cost (155,934,635 and 156,878,891 shares at June 30, 2017 and December 31, 2016, respectively)	(1,892)	(1,904)
Total AES Corporation stockholders’ equity	3,021	2,794
NONCONTROLLING INTERESTS	3,053	2,906
Total equity	6,074	5,700
TOTAL LIABILITIES AND EQUITY	$36,469	$36,119
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions, except per share data)
Revenue:
Regulated	$1,637	$1,565	$3,364	$3,141
Non-Regulated	1,833	1,664	3,598	3,359
Total revenue	3,470	3,229	6,962	6,500
Cost of Sales:
Regulated	(1,488)	(1,431)	(3,066)	(2,898)
Non-Regulated	(1,312)	(1,224)	(2,633)	(2,519)
Total cost of sales	(2,800)	(2,655)	(5,699)	(5,417)
Operating margin	670	574	1,263	1,083
General and administrative expenses	(49)	(47)	(103)	(95)
Interest expense	(333)	(390)	(681)	(732)
Interest income	93	138	190	255
Gain (loss) on extinguishment of debt	(12)	—	5	4
Other expense	(18)	(21)	(48)	(29)
Other income	15	12	87	25
Gain (loss) on disposal and sale of businesses	(48)	(17)	(48)	30
Asset impairment expense	(90)	(235)	(258)	(394)
Foreign currency transaction gains (losses)	12	(36)	(8)	4
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	240	(22)	399	151
Income tax benefit (expense)	(92)	7	(160)	(90)
Net equity in earnings of affiliates	2	7	9	14
INCOME (LOSS) FROM CONTINUING OPERATIONS	150	(8)	248	75
Income (loss) from operations of discontinued businesses, net of income tax (expense) benefit of $0, $(1), $0 and $3, respectively	—	3	—	(6)
Net loss from disposal and impairments of discontinued businesses, net of income tax benefit of $0, $401, $0 and $401, respectively	—	(382)	—	(382)
NET INCOME (LOSS)	150	(387)	248	(313)
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(97)	(95)	(219)	(43)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$53	$(482)	$29	$(356)
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$53	$(103)	$29	$32
Loss from discontinued operations, net of tax	—	(379)	—	(388)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$53	$(482)	$29	$(356)
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.08	$(0.16)	$0.04	$0.05
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	(0.57)	—	(0.59)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.08	$(0.73)	$0.04	$(0.54)
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.08	$(0.16)	$0.04	$0.05
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	(0.57)	—	(0.59)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.08	$(0.73)	$0.04	$(0.54)
DILUTED SHARES OUTSTANDING	662	659	662	662
DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$0.12	$0.11
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
NET INCOME (LOSS)	$150	$(387)	$248	$(313)
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax benefit (expense) of $0, $1, $(1) and $1, respectively	(119)	120	(51)	248
Reclassification to earnings, net of $0 income tax for all the periods	95	—	98	—
Total foreign currency translation adjustments	(24)	120	47	248
Derivative activity:
Change in derivative fair value, net of income tax benefit of $13, $25, $21 and $46, respectively	(42)	(93)	(47)	(157)
Reclassification to earnings, net of income tax expense of $10, $4, $11 and $1, respectively	29	3	49	2
Total change in fair value of derivatives	(13)	(90)	2	(155)
Pension activity:
Reclassification to earnings due to amortization of net actuarial loss, net of income tax expense of $3, $1, $6 and $2, respectively	7	4	13	7
Total pension adjustments	7	4	13	7
OTHER COMPREHENSIVE INCOME (LOSS)	(30)	34	62	100
COMPREHENSIVE INCOME (LOSS)	120	(353)	310	(213)
Less: Comprehensive loss attributable to noncontrolling interests	(91)	(90)	(233)	(28)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$29	$(443)	$77	$(241)
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$248	$(313)
Adjustments to net income:
Depreciation and amortization	581	586
Loss (gain) on sales and disposals of businesses	48	(30)
Impairment expenses	258	396
Deferred income taxes	(18)	(443)
Provisions for contingencies	23	21
Gain on extinguishment of debt	(5)	(4)
Loss on sales of assets	19	14
Impairments of discontinued operations	—	783
Other	94	79
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(120)	366
(Increase) decrease in inventory	(43)	12
(Increase) decrease in prepaid expenses and other current assets	156	473
(Increase) decrease in other assets	(155)	(172)
Increase (decrease) in accounts payable and other current liabilities	(134)	(557)
Increase (decrease) in income tax payables, net and other tax payables	(61)	(255)
Increase (decrease) in other liabilities	63	407
Net cash provided by operating activities	954	1,363
INVESTING ACTIVITIES:
Capital expenditures	(1,123)	(1,255)
Acquisitions, net of cash acquired	(2)	(11)
Proceeds from the sale of businesses, net of cash sold, and equity method investments	33	156
Sale of short-term investments	1,930	2,762
Purchase of short-term investments	(1,876)	(2,806)
Increase in restricted cash, debt service reserves and other assets	(12)	(142)
Other investing	(58)	(30)
Net cash used in investing activities	(1,108)	(1,326)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	538	664
Repayments under the revolving credit facilities	(524)	(681)
Issuance of recourse debt	525	500
Repayments of recourse debt	(860)	(611)
Issuance of non-recourse debt	1,832	1,534
Repayments of non-recourse debt	(982)	(1,054)
Payments for financing fees	(80)	(55)
Distributions to noncontrolling interests	(184)	(236)
Contributions from noncontrolling interests and redeemable security holders	44	94
Proceeds from the sale of redeemable stock of subsidiaries	—	134
Dividends paid on AES common stock	(158)	(145)
Payments for financed capital expenditures	(61)	(87)
Purchase of treasury stock	—	(79)
Other financing	(26)	(21)
Net cash provided by (used in) financing activities	64	(43)
Effect of exchange rate changes on cash	6	8
(Increase) decrease in cash of discontinued operations and held-for-sale businesses	(8)	6
Total increase (decrease) in cash and cash equivalents	(92)	8
Cash and cash equivalents, beginning	1,305	1,257
Cash and cash equivalents, ending	$1,213	$1,265
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$612	$615
Cash payments for income taxes, net of refunds	$218	$347
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through capital lease and other liabilities	$—	$5
Reclassification of Alto Maipo loans and accounts payable into equity (see Note 11—Equity)	$279	$—

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2017 and 2016
1. FINANCIAL STATEMENT PRESENTATION
Consolidation — In this Quarterly Report the terms “AES,” “the Company,” “us” or “we” refer to the consolidated entity, including its subsidiaries and affiliates. The terms “The AES Corporation” or “the Parent Company” refer only to the publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates. Furthermore, VIEs in which the Company has a variable interest have been consolidated where the Company is the primary beneficiary. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income and cash flows. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of results that may be expected for the year ending December 31, 2017. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2016 audited consolidated financial statements and notes thereto, which are included in the 2016 Form 10-K filed with the SEC on February 27, 2017 (the “2016 Form 10-K”).
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
2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments and Certain Mandatorily Redeemable Noncontrolling Interests

Part 1 of this standard changes the classification analysis of certain equity-linked financial instruments when assessing whether the instrument is indexed to an entity’s own stock.
Transition method: retrospective.
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
Transition method: Retrospective for presentation of non-service cost expense. Prospective for the change in capitalization.
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
Transition method: prospective.
		January 1, 2020. Early adoption is permitted as of January 1, 2017.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business	This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Transition method: prospective.	January 1, 2018. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
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
ASU 2014-09 and its subsequent corresponding updates provide the principles an entity must apply to measure and recognize revenue. The core principle is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Amendments to the standard were issued that provide further clarification of the principle and to provide certain transition expedients. The standard will replace most existing revenue recognition guidance in GAAP, including the guidance on recognizing other income upon the sale or transfer of non-financial assets (including in-substance real estate).
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
In 2016, the Company established a cross-functional implementation team and is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard. At this time, we do not expect any significant impact on our financial systems or a material change to controls as a result of the implementation of the new revenue recognition standard.
Given the complexity and diversity of our non-regulated arrangements, the Company is assessing the standard on a contract-by-contract basis and is in the process of completing the contract assessments by applying interpretations reached during 2017 on key issues. These issues include the application of the practical expedient for measuring progress towards satisfaction of a performance obligation, when variable quantities would be considered variable consideration versus an option to acquire additional goods and services and how to allocate variable consideration to one or more, but not all, distinct goods or services promised in a series of distinct goods or services that forms part of a single performance obligation. Additionally, the Company is working on the application of the standard to contracts that are under the scope of Service Concession Arrangements (Topic 853) and assessing the gross versus net presentation for spot energy sale and purchases. Through this assessment, the Company to date has identified limited situations where revenue recognized under ASC 606 could differ from that recognized under ASC 605. The Company will continue its work to complete the assessment of the full population of contracts and determine the overall impact to the consolidated financial statements. We are continuing to work with various non-authoritative industry groups, and monitoring the FASB and Transition Resource Group activity, as we finalize our accounting policy on these and other industry specific interpretative issues which is expected in 2017.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	June 30, 2017	December 31, 2016
Fuel and other raw materials	$330	$302
Spare parts and supplies	303	328
Total	$633	$630
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

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
AVAILABLE FOR SALE:
Debt securities:
Unsecured debentures	$—	$271	$—	$271	$—	$360	$—	$360
Certificates of deposit	—	407	—	407	—	372	—	372
Government debt securities	—	—	—	—	—	9	—	9
Subtotal	—	678	—	678	—	741	—	741
Equity securities:
Mutual funds	—	51	—	51	—	49	—	49
Subtotal	—	51	—	51	—	49	—	49
Total available for sale	—	729	—	729	—	790	—	790
TRADING:
Equity securities:
Mutual funds	19	—	—	19	16	—	—	16
Total trading	19	—	—	19	16	—	—	16
DERIVATIVES:
Interest rate derivatives	—	13	—	13	—	18	—	18
Cross-currency derivatives	—	5	—	5	—	4	—	4
Foreign currency derivatives	—	31	239	270	—	54	255	309
Commodity derivatives	—	42	11	53	—	38	7	45
Total derivatives — assets	—	91	250	341	—	114	262	376
TOTAL ASSETS	$19	$820	$250	$1,089	$16	$904	$262	$1,182
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$106	$195	$301	$—	$121	$179	$300
Cross-currency derivatives	—	14	—	14	—	18	—	18
Foreign currency derivatives	—	29	—	29	—	64	—	64
Commodity derivatives	—	17	2	19	—	40	2	42
Total derivatives — liabilities	—	166	197	363	—	243	181	424
TOTAL LIABILITIES	$—	$166	$197	$363	$—	$243	$181	$424
As of June 30, 2017, all AFS debt securities had stated maturities within one year. For the three and six months ended June 30, 2017 and 2016, no other-than-temporary impairments of marketable securities were recognized in earnings or Other Comprehensive Income (Loss). Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of AFS securities during the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross proceeds from sale of AFS securities	$1,041	$1,044	$1,962	$2,404
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended June 30, 2017	Interest Rate	Foreign Currency	Commodity	Total
Balance at April 1	$(183)	$231	$2	$50
Total realized and unrealized gains (losses):
Included in earnings	—	16	(1)	15
Included in other comprehensive income — derivative activity	(17)	—	—	(17)
Included in regulatory (assets) liabilities	—	—	10	10
Settlements	9	(8)	(2)	(1)
Transfers of liabilities into Level 3	(4)	—	—	(4)
Balance at June 30	$(195)	$239	$9	$53
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$8	$—	$8

Three Months Ended June 30, 2016	Interest Rate	Foreign Currency	Commodity	Total
Balance at April 1	$(416)	$290	$—	$(126)
Total realized and unrealized gains (losses):
Included in earnings	—	(31)	2	(29)
Included in other comprehensive income — derivative activity	(80)	—	—	(80)
Included in other comprehensive income — foreign currency translation activity	1	(4)	—	(3)
Included in regulatory (assets) liabilities	—	—	11	11
Settlements	21	(3)	(2)	16
Transfers of liabilities into Level 3	(17)	—	—	(17)
Transfers of liabilities out of Level 3	70	19	—	89
Balance at June 30	$(421)	$271	$11	$(139)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$1	$(28)	$2	$(25)

Six Months Ended June 30, 2017	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(179)	$255	$5	$81
Total realized and unrealized gains (losses):
Included in earnings	—	—	(1)	(1)
Included in other comprehensive income — derivative activity	(28)	—	—	(28)
Included in regulatory (assets) liabilities	—	—	10	10
Settlements	19	(16)	(5)	(2)
Transfers of liabilities into Level 3	(7)	—	—	(7)
Balance at June 30	$(195)	$239	$9	$53
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$2	$(16)	$—	$(14)

Six Months Ended June 30, 2016	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(304)	$277	$3	$(24)
Total realized and unrealized gains (losses):
Included in earnings	2	16	2	20
Included in other comprehensive income — derivative activity	(174)	5	—	(169)
Included in other comprehensive income — foreign currency translation activity	(1)	(38)	—	(39)
Included in regulatory (assets) liabilities	—	—	11	11
Settlements	37	(5)	(5)	27
Transfers of liabilities into Level 3	(51)	—	—	(51)
Transfers of assets out of Level 3	70	16	—	86
Balance at June 30	$(421)	$271	$11	$(139)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$5	$17	$2	$24
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of June 30, 2017 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(195)	Subsidiaries’ credit spreads	2.4% to 5.1% (4.8%)
Foreign currency:
Argentine Peso	239	Argentine Peso to USD currency exchange rate after one year (1)	19.7 to 43.1 (30.9)
Commodity:
Other	9
Total	$53
 _____________________________

(1)
During the three months ended June 30, 2017, the Company began utilizing the interest rate differential approach to construct the remaining portion of the forward curve after one year (beyond the traded points). In previous periods, the Company used the purchasing price parity approach to construct the forward curve.

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

Six Months Ended June 30, 2017	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
DPL	02/28/2017	$77	$—	$—	$11	$66
Tait Energy Storage	02/28/2017	15	—	—	7	8
Dispositions and held-for-sale businesses: (3)
Kazakhstan Hydroelectric	06/30/2017	190	—	92	—	90
Kazakhstan CHPs	03/31/2017	171	—	29	—	94

Six Months Ended June 30, 2016	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
DPL	06/30/2016	$324	$—	$—	$89	$235
Buffalo Gap II	03/31/2016	251	—	—	92	159
Discontinued operations and held-for-sale businesses: (3)
Sul	06/30/2016	1,581	—	470	—	783
_____________________________

(1)	Represents the carrying values at the dates of measurement, before fair value adjustment.

(2)	See Note 14—Asset Impairment Expense for further information.

(3)
Per the Company’s policy, pretax loss is limited to the impairment of long-lived assets. Any additional loss will be recognized on completion of the sale. See Note 16—Held-for-Sale Businesses and Dispositions for further information.

The following table summarizes the significant unobservable inputs used in the Level 3 measurement on a nonrecurring basis during the six months ended June 30, 2017 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
DPL	$11	Discounted cash flow	Pretax operating margin (through remaining life)	10% to 22% (15%)
			Weighted average cost of capital	7%
Tait Energy Storage	7	Discounted cash flow	Annual pretax operating margin	46% to 85% (80%)
			Weighted average cost of capital	9%
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, but for which fair value is disclosed:

		June 30, 2017
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$244	$312	$—	$19	$293
Liabilities:	Non-recourse debt	16,387	16,905	—	14,942	1,963
	Recourse debt	4,384	4,687	—	4,687	—

		December 31, 2016
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$264	$350	$—	$20	$330
Liabilities:	Non-recourse debt	15,792	16,188	—	15,120	1,068
	Recourse debt	4,671	4,899	—	4,899	—
_____________________________

(1)
These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $35 million and $24 million as of June 30, 2017 and December 31, 2016, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
There are no changes to the information disclosed in Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2016 Form 10-K.

Volume of Activity — The following table presents the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of June 30, 2017, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest Rate (LIBOR and EURIBOR)	$4,168	2035
Cross-Currency Swaps (Chilean Unidad de Fomento and Chilean Peso)	379	2029
Foreign Currency:
Argentine Peso	155	2026
Colombian Peso	239	2019
Euro	192	2019
Others, primarily with weighted average remaining maturities of a year or less	290	2019
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of June 30, 2017 and December 31, 2016 (in millions):

Fair Value	June 30, 2017			December 31, 2016
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$13	$—	$13	$18	$—	$18
Cross-currency derivatives	5	—	5	4	—	4
Foreign currency derivatives	—	270	270	9	300	309
Commodity derivatives	10	43	53	20	25	45
Total assets	$28	$313	$341	$51	$325	$376
Liabilities
Interest rate derivatives	$157	$144	$301	$295	$5	$300
Cross-currency derivatives	14	—	14	18	—	18
Foreign currency derivatives	—	29	29	19	45	64
Commodity derivatives	5	14	19	26	16	42
Total liabilities	$176	$187	$363	$358	$66	$424

	June 30, 2017		December 31, 2016
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$94	$223	$99	$155
Noncurrent	247	140	277	269
Total	$341	$363	$376	$424

Credit Risk-Related Contingent Features (1)			June 30, 2017	December 31, 2016
Present value of liabilities subject to collateralization			$20	$41
Cash collateral held by third parties or in escrow			10	18
 _____________________________

(1)	Based on the credit rating of certain subsidiaries
Earnings and Other Comprehensive Income (Loss) — The next table presents (in millions) the pretax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Effective portion of cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(51)	$(90)	$(73)	$(220)
Cross-currency derivatives	(10)	(11)	2	(3)
Foreign currency derivatives	4	(5)	(11)	(5)
Commodity derivatives	2	(12)	14	25
Total	$(55)	$(118)	$(68)	$(203)
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(20)	$(26)	$(44)	$(55)
Cross-currency derivatives	—	1	4	10
Foreign currency derivatives	(21)	2	(23)	4
Commodity derivatives	2	16	3	38
Total	$(39)	$(7)	$(60)	$(3)
Gains (losses) recognized in earnings related to
Ineffective portion of cash flow hedges	$—	$—	$—	$2
Not designated as hedging instruments:
Foreign currency derivatives	$14	$(24)	$(18)	$15
Commodity derivatives and other	8	(9)	6	(17)
Total	$22	$(33)	$(12)	$(2)
Pretax gains (losses) reclassified to earnings as a result of discontinuance of cash flow hedge because it was probable that the forecasted transaction would not occur	$(19)	$—	$(16)	$—

The AOCL expected to decrease pretax income from continuing operations, primarily due to interest rate derivatives, for the twelve months ended June 30, 2018, is $63 million.
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

	June 30, 2017	December 31, 2016
Argentina	$241	$236
United States	19	20
Brazil	8	8
Other	11	—
Total	$279	$264
Argentina — Collection of the principal and interest on these receivables is subject to various business risks and uncertainties, including, but not limited to, the operation of power plants which generate cash for payments of these receivables, regulatory changes that could impact the timing and amount of collections, and economic conditions in Argentina. The Company monitors these risks, including the credit ratings of the Argentine government, on a quarterly basis to assess the collectability of these receivables. The Company accrues interest on these receivables once the recognition criteria have been met. The Company’s collection estimates are based on assumptions that it believes to be reasonable but are inherently uncertain. Actual future cash flows could differ from these estimates. The increase in Argentina financing receivables was primarily due to increased VAT invoiced by CAMMESA as well as foreign currency movements.
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Six Months Ended June 30,
50%-or-less-Owned Affiliates	2017	2016
Revenue	$341	$286
Operating margin	65	69
Net income	23	30
7. DEBT
Recourse Debt
In May 2017, the Company closed on $525 million aggregate principal LIBOR + 2.00% secured term loan due in 2022. In June 2017, the Company used these proceeds to redeem at par all $517 million aggregate principal of its existing Term Convertible Securities. As a result of the latter transaction, the Company recognized a net loss on extinguishment of debt of $6 million for the three and six months ended June 30, 2017, that is included in the Condensed Consolidated Statement of Operations.
In March 2017, the Company redeemed via tender offers $276 million aggregate principal of its existing 7.375% senior unsecured notes due in 2021 and $24 million of its existing 8.00% senior unsecured notes due in 2020. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $47 million for the six months ended June 30, 2017, that is included in the Condensed Consolidated Statement of Operations.
In May 2016, the Company issued $500 million aggregate principal amount of 6.00% senior notes due in 2026. The Company used these proceeds to redeem at par $495 million aggregate principal of its existing LIBOR + 3.00% senior unsecured notes due 2019. As a result of the latter transaction, the Company recognized a net loss on extinguishment of debt of $4 million for the three and six months ended June 30, 2016, that is included in the Condensed Consolidated Statement of Operations.
In January 2016, the Company redeemed $125 million of its senior unsecured notes outstanding. The repayment included a portion of the 7.375% senior notes due in 2021, the 4.875% senior notes due in 2023, the 5.5% senior notes due in 2024, the 5.5% senior notes due in 2025 and the floating rate senior notes due in 2019. As a result of these transactions, the Company recognized a net gain on extinguishment of debt of $7 million for the six months ended June 30, 2016, that is included in the Condensed Consolidated Statement of Operations.

Non-Recourse Debt
During the six months ended June 30, 2017, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Issuances	Repayments	Gain (Loss) on Extinguishment of Debt
Tietê	$585	$(293)	$(5)
Alicura	307	(181)	65
Gener	243	(79)	—
Los Mina	193	(175)	(2)
Southland	188	—	—
Colon	150	—	—
Eletropaulo	103	(86)	—
Other	194	(343)	—
Total	$1,963	$(1,157)	$58
Southland — In June 2017, AES Southland Energy LLC closed on $2 billion of aggregate principal long-term non-recourse debt financing to fund the Southland re-powering construction projects (“the Southland financing”). The Southland financing consists of $1.5 billion senior secured notes, amortizing through 2040, and $492 million senior secured term loan, amortizing through 2027. The long term debt financing has a combined weighted average cost of approximately 4.5%. During the three and six months ended June 30, 2017, $188 million of the senior secured notes were drawn under the Southland financing.
Alicura — In February 2017, Alicura issued $300 million aggregate principal of unsecured and unsubordinated notes due in 2024. The net proceeds from this issuance were used for the prepayment of $75 million of non-recourse debt related to the construction of the San Nicolas Plant resulting in a gain on extinguishment of debt of approximately $65 million.
Non-Recourse Debt in Default — The following table summarizes the Company’s subsidiary non-recourse debt in default as of June 30, 2017 (in millions). Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
Alto Maipo (Chile)	Covenant	$613	$341
Puerto Rico	Covenant	381	631
		$994
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
In the event that there is a default, bankruptcy or maturity acceleration at a subsidiary or group of subsidiaries that meets the applicable definition of materiality under the corporate debt agreements of The AES Corporation, there could be a cross-default to the Company’s recourse debt. Materiality is defined in the Parent Company’s senior secured credit facility as a business that has provided 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of June 30, 2017, the Company has no defaults which result in or are at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The following table summarizes the Parent Company’s contingent contractual obligations as of June 30, 2017. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$799	19	$8 — 272
Letters of credit under the unsecured credit facility	245	8	$2 — 73
Asset sale related indemnities (1)	27	1	$27
Letters of credit under the senior secured credit facility	7	16	<$1 — 1
Cash collateralized letters of credit	3	1	$3
Total	$1,081	45
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the six months ended June 30, 2017, the Company paid letter of credit fees ranging from 0.25% to 2.25% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of June 30, 2017 and December 31, 2016, the Company had recognized liabilities of $9 million and $12 million, respectively, for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of June 30, 2017. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $22 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recognized aggregate liabilities for all claims of approximately $173 million and $179 million as of June 30, 2017 and December 31, 2016, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to labor and employment, non-income tax and customer disputes in international jurisdictions. Certain of the Company’s subsidiaries, principally in Brazil, are defendants in a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2017. The material contingencies where a loss is reasonably possible primarily include claims under financing agreements, including the Eletrobrás case; disputes with offtakers, suppliers and EPC contractors; alleged violation of monopoly laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates that the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $1.5 billion and $1.8 billion. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.

9. PENSION PLANS
Total pension cost and employer contributions were as follows for the periods indicated (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$3	$4	$3	$3	$7	$8	$6	$6
Interest cost	10	97	10	86	20	196	20	163
Expected return on plan assets	(17)	(72)	(16)	(55)	(35)	(145)	(33)	(105)
Amortization of prior service cost	1	—	2	—	3	—	4	—
Amortization of net loss	5	10	4	4	9	21	9	9
Curtailment loss recognized	—	—	—	—	4	—	—	—
Total pension cost	$2	$39	$3	$38	$8	$80	$6	$73

					Six Months Ended June 30, 2017		Remainder of 2017 (Expected)
					U.S.	Foreign	U.S.	Foreign
Total employer contributions					$13	$79	$1	$76
10. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	June 30, 2017	December 31, 2016
IPALCO common stock	$618	$618
Colon quotas (1)	113	100
IPL preferred stock	60	60
Other common stock	—	4
Redeemable stock of subsidiaries	$791	$782
 _____________________________

(1)	Characteristics of quotas are similar to common stock.
Colon — Our partner in Colon made capital contributions of $16 million and $63 million during the six months ended June 30, 2017 and 2016, respectively. Any subsequent adjustments to allocate earnings and dividends to our partner, or measure the investment at fair value, will be classified as temporary equity each reporting period as it is probable that the shares will become redeemable.
IPALCO — In March 2016, CDPQ exercised its final purchase option by investing $134 million in IPALCO. The company also recognized an increase to additional paid-in capital and a reduction to retained earnings of $84 million for the excess of the fair value of the shares over their book value. In June 2016, CDPQ contributed an additional $24 million to IPALCO. Any subsequent adjustments to allocate earnings and dividends to CDPQ will be classified as NCI within permanent equity as it is not probable that the shares will become redeemable.

11. EQUITY
Changes in Equity — The following table is a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, NCI and total equity as of the periods indicated (in millions):

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	The Parent Company Stockholders’ Equity	NCI	Total Equity	The Parent Company Stockholders’ Equity	NCI	Total Equity
Balance at the beginning of the period	$2,794	$2,906	$5,700	$3,149	$3,022	$6,171
Net income (loss) (1)	29	219	248	(356)	43	(313)
Total foreign currency translation adjustment, net of income tax	48	(1)	47	193	55	248
Total change in derivative fair value, net of income tax	—	2	2	(80)	(75)	(155)
Total pension adjustments, net of income tax	—	13	13	2	5	7
Cumulative effect of a change in accounting principle (2)	31	—	31	—	—	—
Fair value adjustment (3)	(7)	—	(7)	—	—	—
Disposition of businesses	—	—	—	—	18	18
Distributions to noncontrolling interests	—	(198)	(198)	(2)	(187)	(189)
Contributions from noncontrolling interests	—	17	17	—	7	7
Dividends declared on common stock	(79)	—	(79)	(71)	—	(71)
Purchase of treasury stock	—	—	—	(79)	—	(79)
Issuance and exercise of stock-based compensation benefit plans	9	—	9	12	—	12
Sale of subsidiary shares to noncontrolling interests	(4)	22	18	—	17	17
Acquisition of subsidiary shares from noncontrolling interests	200	67	267	(2)	(3)	(5)
Less: Net loss attributable to redeemable stock of subsidiaries	—	6	6	—	5	5
Balance at the end of the period	$3,021	$3,053	$6,074	$2,766	$2,907	$5,673
_____________________________

(1)
Net income attributable to noncontrolling interest of $225 million and net loss attributable to redeemable stocks of subsidiaries of $6 million for the six months ended June 30, 2017. Net income attributable to noncontrolling interest of $48 million and net loss attributable to redeemable stock of subsidiaries of $5 million for the six months ended June 30, 2016.

(2)	See Note 1—Financial Statement Presentation, New Accounting Standards Adopted for further information.

(3)	Adjustment to record the of redeemable stock of Colon at fair value.
Equity Transactions with Noncontrolling Interests
Alto Maipo — On March 17, 2017, the Company completed the legal and financial restructuring of Alto Maipo. As part of this restructuring, AES indirectly acquired the 40% ownership interest of the noncontrolling shareholder and sold a 6.7% interest in the project to the construction contractor. This transaction resulted in a $196 million increase to the Parent Company’s Stockholders’ Equity due to an increase in additional-paid-in capital of $229 million, offset by the reclassification of accumulated other comprehensive losses from NCI to the Parent Company Stockholders’ Equity of $33 million. No gain or loss was recognized in net income as the sale was not considered to be a sale of in-substance real estate. After completion of the sale, the Company has an effective 62% economic interest in Alto Maipo. As the Company maintained control of the partnership after the sale, Alto Maipo continues to be consolidated by the Company within the Andes SBU reportable segment.
Jordan — On February 18, 2016, the Company completed the sale of 40% of its interest in a wholly owned subsidiary in Jordan which owns a controlling interest in the Jordan IPP4 gas-fired plant, for $21 million. The transaction was accounted for as a sale of in-substance real estate and a pretax gain of $4 million, net of transaction costs, was recognized in net income. The cash proceeds from the sale are reflected in Proceeds from the sale of businesses, net of cash sold, and equity investments on the Consolidated Statement of Cash Flows for the period ended June 30, 2016. After completion of the sale, the Company has a 36% economic interest in Jordan IPP4 and will continue to manage and operate the plant, with 40% owned by Mitsui Ltd. and 24% owned by Nebras Power Q.S.C. As the Company maintained control after the sale, Jordan IPP4 continues to be consolidated by the Company within the Europe SBU reportable segment.
Deconsolidations
UK Wind — During the second quarter of 2016, the Company determined it no longer had control of its wind development projects in the United Kingdom (“UK Wind”) as the Company no longer held seats on the board of directors. In accordance with the accounting guidance, UK Wind was deconsolidated and a loss on deconsolidation of $20 million was recorded to Gain (loss) on disposal and sale of businesses in the Condensed Consolidated Statement of Operations to write off the Company’s noncontrolling interest in the project. The UK Wind projects were reported in the Europe SBU reportable segment.

Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the six months ended June 30, 2017 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(2,147)	$(323)	$(286)	$(2,756)
Other comprehensive income (loss) before reclassifications	(50)	(40)	(3)	(93)
Amount reclassified to earnings	98	40	3	141
Other comprehensive income	48	—	—	48
Reclassification from NCI due to Alto Maipo Restructuring	—	(33)	—	(33)
Balance at the end of the period	$(2,099)	$(356)	$(286)	$(2,741)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Condensed Consolidated Statements of Operations:

Details About AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign currency translation adjustment, net
	Gain (loss) on disposal and sale of businesses	$(95)	$—	$(98)	$—
	Net income (loss) attributable to The AES Corporation	$(95)	$—	$(98)	$—
Unrealized derivative gains (losses), net
	Non-regulated revenue	$—	$32	$10	$74
	Non-regulated cost of sales	1	(16)	(9)	(37)
	Interest expense	(20)	(32)	(43)	(61)
	Foreign currency transaction gains (losses)	(20)	9	(18)	21
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(39)	(7)	(60)	(3)
	Income tax benefit (expense)	10	4	11	1
	Income (loss) from continuing operations	(29)	(3)	(49)	(2)
	Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	9	—	9	(1)
	Net income (loss) attributable to The AES Corporation	$(20)	$(3)	$(40)	$(3)
Amortization of defined benefit pension actuarial loss, net
	Regulated cost of sales	$(10)	$(5)	$(20)	$(9)
	General and administrative expenses	—	—	1	—
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(10)	(5)	(19)	(9)
	Income tax benefit (expense)	3	1	6	2
	Income (loss) from continuing operations	(7)	(4)	(13)	(7)
	Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	5	3	10	5
	Net income (loss) attributable to The AES Corporation	$(2)	$(1)	$(3)	$(2)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(117)	$(4)	$(141)	$(5)
Common Stock Dividends — The Company paid dividends of $0.12 per outstanding share to its common stockholders during the first and second quarter of 2017 for dividends declared in December 2016 and February 2017.
On July 14, 2017, the Board of Directors declared a quarterly common stock dividend of $0.12 per share payable on August 17, 2017, to shareholders of record at the close of business on August 3, 2017.
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
The Company uses Adjusted PTC as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pretax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions; (b) unrealized foreign currency gains or losses; (c) gains or losses and associated benefits and costs due to dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds; (d) losses due to impairments; and (e) gains, losses and costs due to the early retirement of debt. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities. The Company has concluded that Adjusted PTC better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and complexity, the Company has concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company’s results.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2017	2016	2017	2016
US SBU	$785	$811	$1,593	$1,666
Andes SBU	672	575	1,290	1,197
Brazil SBU	982	895	2,021	1,734
MCAC SBU	635	530	1,221	1,049
Europe SBU	209	222	446	468
Asia SBU	186	201	378	395
Corporate and Other	6	1	20	2
Eliminations	(5)	(6)	(7)	(11)
Total Revenue	$3,470	$3,229	$6,962	$6,500

	Three Months Ended June 30,		Six Months Ended June 30,
Total Adjusted PTC	2017	2016	2017	2016
Reconciliation from Income from Continuing Operations before Taxes and Equity In Earnings of Affiliates:
Income (loss) from continuing operations before taxes and equity in earnings of affiliates	$240	$(22)	$399	$151
Add: Net equity in earnings of affiliates	2	7	9	14
Less: Income from continuing operations before taxes, attributable to noncontrolling interests	136	130	306	114
Pretax contribution	106	(145)	102	51
Unrealized derivative losses (gains)	2	30	1	(4)
Unrealized foreign currency transaction losses (gains)	(24)	17	(33)	9
Disposition/acquisition losses (gains)	54	17	106	(2)
Impairment expense	94	235	262	285
Losses (gains) on extinguishment of debt	11	6	(5)	6
Total Adjusted PTC	$243	$160	$433	$345

	Three Months Ended June 30,		Six Months Ended June 30,
Total Adjusted PTC	2017	2016	2017	2016
US SBU	$63	$58	$111	$143
Andes SBU	82	84	170	145
Brazil SBU	13	7	52	12
MCAC SBU	99	75	158	123
Europe SBU	54	34	109	103
Asia SBU	26	26	48	48
Corporate and Other	(94)	(124)	(215)	(229)
Total Adjusted PTC	$243	$160	$433	$345

Total Assets	June 30, 2017	December 31, 2016
US SBU	$9,283	$9,333
Andes SBU	9,171	8,971
Brazil SBU	6,347	6,448
MCAC SBU	5,435	5,162
Europe SBU	2,575	2,664
Asia SBU	3,203	3,113
Assets of held-for-sale businesses	102	—
Corporate and Other	353	428
Total Assets	$36,469	$36,119

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Other Income	Legal settlements (1)	$—	$—	$60	$—
	Allowance for funds used during construction (US Utilities)	6	7	13	14
	Gain on sale of assets	—	1	1	3
	Other	9	4	13	8
	Total other income	$15	$12	$87	$25

Other Expense	Loss on sale and disposal of assets	$9	$9	$38	$14
	Water rights write-off	3	6	3	7
	Legal contingencies and settlements	1	4	1	4
	Other	5	2	6	4
	Total other expense	$18	$21	$48	$29
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

14. ASSET IMPAIRMENT EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Kazakhstan Hydroelectric	$90	$—	$90	$—
Kazakhstan CHPs	—	—	94	—
DPL	—	235	66	235
Tait Energy Storage	—	—	8	—
Buffalo Gap II	—	—	—	159
Total	$90	$235	$258	$394
Kazakhstan Hydroelectric — In April 2017, the Government of Kazakhstan stated that the concession would not be extended for Shulbinsk HPP and Ust-Kamenogorsk HPP, two hydroelectric plants in Kazakhstan, and initiated the process to transfer these plants back to the government. The fair value of the asset group was determined to be below carrying value. As a result, the Company recognized asset impairment expense of $90 million during the three and six months ended June 30, 2017. The Kazakhstan hydroelectric plants are reported in the Europe SBU reportable segment. See Note 16—Held-for-Sale Businesses and Dispositions of this Form 10-Q for further information.
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
On March 17, 2017, the board of directors of DPL approved the retirement of the DPL operated and co-owned Stuart Station coal-fired and diesel-fired generating units, and the Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018. The Company performed a long-lived asset impairment analysis and determined that the carrying amounts of the facilities were not recoverable. The Stuart Station and Killen Station were determined to have fair values of $3 million and $8 million, respectively, using the income approach. As a result, the Company recognized a total asset impairment expense of $66 million. DPL is reported in the US SBU reportable segment.
Kazakhstan CHPs — In January 2017, the Company entered into an agreement for the sale of Ust-Kamenogorsk CHP and Sogrinsk CHP, its combined heating and power coal plants in Kazakhstan. The fair value of the Kazakhstan asset group was determined to be below carrying value. As a result, the Company recognized asset impairment expense of $94 million during the three months ended March 31, 2017. The Company completed the sale of its interest in the Kazakhstan CHP plants on April 7, 2017. Prior to their sale, the plants were reported in the Europe SBU reportable segment. See Note 16—Held-for-Sale Businesses and Dispositions of this Form 10-Q for further information.
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
As the sale of Sul was completed during 2016, there were no assets or liabilities of discontinued operations at June 30, 2017 or December 31, 2016. There were no significant losses from discontinued operations or cash flows used in operating or investing activities of discontinued operations for the three and six months ended June 30, 2017.
The following table summarizes the major line items constituting the loss from discontinued operations for the three and six months ended June 30, 2016 (in millions):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Loss from discontinued operations, net of tax:
Revenue — regulated	$219	$419
Cost of sales	(204)	(408)
Asset impairment expense	(783)	(783)
Other income and expense items that are not major, net	(11)	(20)
Pretax loss from discontinued operations	$(779)	$(792)
Income tax benefit	400	404
Loss from discontinued operations, net of tax	$(379)	$(388)
The following table summarizes the operating and investing cash flows from discontinued operations for the three and six months ended June 30, 2016 (in millions):

Six Months Ended June 30, 2016
Cash flows provided by operating activities of discontinued operations	$57
Cash flows used in investing activities of discontinued operations	(84)
16. HELD-FOR-SALE BUSINESSES AND DISPOSITIONS
Held-for-Sale Businesses
Kazakhstan Hydroelectric — Affiliates of the Company operate Shulbinsk HPP and Ust-Kamenogorsk HPP, two hydroelectric plants in Kazakhstan, under a concession agreement expiring in October 2017, unless extended by agreement. In April 2017, the Government of Kazakhstan (“GoK”) stated that the concession would not be extended and initiated the process to transfer these plants back to the GoK. In return for the transfer, the GoK is required to pay an amount computed in accordance with the concession agreement on or before the transfer.

As of June 30, 2017, management considers it probable the transfer will occur and meets the held-for-sale criteria. The carrying value of the asset group of $190 million, which includes cumulative translation losses of $100 million, was greater than its approximate fair value less costs to sell of $92 million. However, the impairment charge was limited to the $90 million carrying value of the long lived assets as of June 30, 2017. The transfer does not meet the criteria to be reported as a discontinued operation. The Kazakhstan hydroelectric plants are reported in the Europe SBU reportable segment. Excluding the impairment charge, pretax income attributable to AES was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Kazakhstan Hydroelectric	$15	$13	$20	$18
Zimmer and Miami Fort — In April 2017, DP&L and AES Ohio Generation entered into an agreement for the sale of DP&L’s undivided interest in Zimmer and Miami Fort for $50 million in cash and the assumption of certain liabilities, including environmental, subject to predefined closing adjustments. The sale is subject to approval by the Federal Energy Regulatory Commission and is expected to close in the third quarter of 2017. Accordingly, Zimmer and Miami Fort were classified as held-for-sale as of June 30, 2017, but did not meet the criteria to be reported as discontinued operations. Zimmer and Miami Fort are reported in the US SBU reportable segment. Their combined pretax income (loss) attributable to AES was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Zimmer and Miami Fort	$3	$(10)	$2	$(16)
Dispositions
Kazakhstan CHPs — In April 2017, the Company completed the sale of Ust-Kamenogorsk CHP and Sogrinsk CHP, its combined heating and power coal plants in Kazakhstan, for net proceeds of $24 million. The carrying value of the asset group of $171 million was greater than its fair value less costs to sell of $29 million. The Company recognized an impairment charge of $94 million, which was limited to the carrying value of the long lived assets, and recognized a pretax loss on sale of $48 million, primarily related to cumulative translation losses. The sale did not meet the criteria to be reported as a discontinued operations. Prior to their sale, the Kazakhstan CHP plants were reported in the Europe SBU reportable segment. Excluding the impairment charge and loss on sale, pretax income attributable to AES was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Kazakhstan CHPs	$—	$—	$13	$7
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
17. ACQUISITIONS
sPower — In February 2017, the Company and Alberta Investment Management Corporation (“AIMCo”) entered into an agreement to acquire FTP Power LLC (“sPower”) for $853 million in cash, subject to customary purchase price adjustments, plus the assumption of sPower’s non-recourse debt. Upon completion of the transaction on July 25, 2017, AES and AIMCo each own slightly below 50% of sPower. The sPower portfolio includes solar and wind projects in operation, under construction, and in development located in the United States.
Alto Sertao II — In April 2017, the Company entered into an agreement to purchase from Renova Energia S.A. the Alto Sertao II Wind Complex (“Alto Sertao II”) for approximately $180 million, subject to customary purchase price adjustments, plus the assumption of approximately $350 million Alto Sertao II’s non-recourse debt and approximately $30 million of contingent consideration. Alto Sertao II is a wind farm located in Brazil. The transaction closed on August 3, 2017.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income (loss) from continuing operations for the three and six months ended June 30, 2017 and 2016, where income or loss represents the numerator and weighted average shares represent the denominator.

Three Months Ended June 30,	2017			2016
(in millions, except per share data)	Income	Shares	$ per Share	Loss	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$53	660	$0.08	$(103)	659	$(0.16)
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	—	—	—	—
DILUTED EARNINGS PER SHARE	$53	662	$0.08	$(103)	659	$(0.16)

Six Months Ended June 30,	2017			2016
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$29	660	$0.04	$32	660	$0.05
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	—	—	2	—
DILUTED EARNINGS PER SHARE	$29	662	$0.04	$32	662	$0.05
For the three and six months ended June 30, 2017 and 2016, respectively, the calculation of diluted earnings per share excluded 7 million and 8 million outstanding stock awards that could potentially dilute basic earnings per share in the future. All 15 million shares of potential common stock associated with convertible debentures (“TECONs”) were omitted from the earnings per share calculation for the three and six months ended June 30, 2016, as the impact would have been anti-dilutive. The company redeemed all of its existing TECONs in June 2017.
For the three months ended June 30, 2016, the calculation of diluted earnings per share also excluded 5 million outstanding restricted stock units, that could potentially dilute earnings per share in the future. These restricted units were not included in the computation of diluted earnings per share for the three months ended June 30, 2016, because their impact would be anti-dilutive given the loss from continuing operations. Had the Company generated income from continuing operations in the three months ended June 30, 2016, 3 million potential shares of common stock related to the restricted stock units would have been included in diluted average shares outstanding.
19. RISKS AND UNCERTAINTIES
As disclosed in Note 26—Risks and Uncertainties in Item 8.— Financial Statements and Supplementary Data of the 2016 Form 10-K, as of December 31, 2016, the Company has 531 MW under construction at Alto Maipo. Increased project costs, or delays in construction, could have an adverse impact on the Company. As disclosed in the Company’s Form 10-Q for the period ended March 31, 2017, Alto Maipo has experienced construction difficulties, which have resulted in an increase in projected cost for the project of up to 22% of the original $2 billion budget. These overages led to a series of negotiations with the intention of restructuring the project’s existing financial structure and obtaining additional funding. On March 17, 2017, the Company completed the legal and financial restructuring of Alto Maipo, and through its 67% ownership interest in AES Gener, the Company now has an effective 62% indirect economic interest in Alto Maipo. See Note 11—Equity for additional information regarding the restructuring.
Following the restructuring described above, the project continued to face construction difficulties including greater than expected costs and slower than anticipated productivity by construction contractors towards agreed-upon milestones. Furthermore, during the second quarter of 2017, as a result of the failure to perform by one of its construction contractors, Constructora Nuevo Maipo S.A. (“CNM”), Alto Maipo terminated CNM’s contract and is seeking a replacement contractor to complete CNM’s work. As a result of the termination of CNM, Alto Maipo’s construction debt of $613 million and derivative liabilities of $139 million are in technical default and presented as current in the balance sheet as of June 30, 2017.
Alto Maipo is working to resolve the challenges described above. Alto Maipo is seeking a replacement contractor to complete CNM’s work, and continues to maintain a dialogue with lenders and other parties. However, there can be no assurance that Alto Maipo will succeed in these efforts and if there are further delays or cost overruns, or if Alto Maipo is unable to reach an agreement with the non-recourse lenders, there is a risk that these lenders would seek to exercise remedies available as a result of the default noted above, or that Alto Maipo would not be able to meet its contractual or other obligations and would be unable to continue with the project. If any of the above occur, there could be a material impairment for the Company.
The carrying value of the long-lived assets and deferred tax assets of Alto Maipo as of June 30, 2017 was approximately $1.3 billion and $60 million, respectively. The Parent Company has invested approximately $360 million in Alto Maipo and has an additional equity commitment of $55 million to be funded as part of the March restructuring described above. As a result of the construction difficulties, management assessed the recoverability of the carrying value of the long-lived asset group, noting they were not impaired as of June 30, 2017.
20. SUBSEQUENT EVENTS
Fluence — In July 2017, the Company entered into a joint venture with Siemens AG to form a global energy storage technology and services company under the name Fluence. Siemens and AES will have joint control of the Company with each holding a 50% stake. The transaction is expected to close in the fourth quarter of 2017, subject to regulatory approval.
sPower — On July 25, 2017, the Company and AIMCo completed the acquisition of sPower. See Note 17— Acquisitions for further discussion.
Alto Sertao II — On August 3, 2017, the Company completed the acquisition of Alto Sertao II. See Note 17— Acquisitions for further discussion.

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

Executive Summary
Compared with last year, the results for the three and six months ended June 30, 2017, reflect higher margins resulting from increased availability in certain markets, including MCAC and Argentina.
Net cash provided by operating activities decreased for the three and six months ended June 30, 2017 compared to the prior year. These decreases were primarily driven by the receipt of overdue receivables at Maritza in Bulgaria in 2016, and the impact from the recovery of high purchased power costs at Eletropaulo in Brazil in 2016.

Overview of Q2 2017 Results and Strategic Performance
Strategic Priorities — We continue to make progress towards meeting our strategic goals to maximize value for our shareholders.

Leveraging Our Platforms
Focusing our growth in markets where we already operate and have a competitive advantage to realize attractive risk-adjusted returns

●	4,759 MW currently under construction
○ Represents $9.0 billion in total capital expenditures
○ Majority of AES’ $1.6 billion in equity already funded
○ Expected to come online through 2021
●	Completed 122 MW conversion at DPP in the Dominican Republic
●	Completed $2.0 billion non-recourse financing for 1,384 MW Southland re-powering project in California
●	Will continue to advance select projects from our development pipeline

Reducing Complexity
Exiting businesses and markets where we do not have a competitive advantage, simplifying our portfolio and reducing risk

●	In 2017, announced the sale or shutdown of 3,737 MW of merchant coal-fired generation in Ohio and Kazakhstan

Performance Excellence
Striving to be the low-cost manager of a portfolio of assets and deriving synergies and scale from our businesses
●	Expect to achieve a total of $400 million in savings through 2020
○ Includes overhead reductions, procurement efficiencies and operational improvements

Expanding Access to Capital
Optimizing risk-adjusted returns in existing businesses and growth projects
●	Building strategic partnerships at the project and business level with an aim to optimize our risk-adjusted returns in our business and growth projects
●	Adjust our global exposure to commodity, fuel, country and other macroeconomic risks

Allocating Capital in a Disciplined Manner
Maximizing risk-adjusted returns to our shareholders by investing our free cash flow to strengthen our credit and deliver attractive growth in cash flow and earnings
●	In 2017, prepaid $300 million of Parent Company debt
●	In July, closed the acquisition of sPower, the largest independent solar developer in the United States

Q2 2017 Strategic Performance
Earnings Per Share and Free Cash Flow Results in Q2 2017 (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Diluted earnings per share from continuing operations	$0.08	$(0.16)	$0.24	NM	$0.04	$0.05	$(0.01)	-20%
Adjusted EPS (a non-GAAP measure) (1)	0.25	0.17	0.08	47%	0.42	0.32	0.10	31%
Net cash provided by operating activities	251	723	(472)	-65%	954	1,363	(409)	-30%
Free Cash Flow (a non-GAAP measure) (1)	106	554	(448)	-81%	652	1,044	(392)	-38%
_____________________________

(1)	See Item 2.—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
Three Months Ended June 30, 2017
Diluted earnings per share from continuing operations increased $0.24 to income of $0.08. This was primarily driven by prior year impairments at DPL, and higher margins at our MCAC, Europe and Andes SBUs in the current year. These increases were partially offset by current year impairments at our Kazakhstan hydroelectric plants and DPL, the loss on sale of Kazakhstan CHPs and a higher effective tax rate in the current year.
Adjusted EPS, a non-GAAP measure, increased $0.08, or 47%, to $0.25, primarily driven by higher margins at our MCAC, Europe and Andes SBUs, partially offset by a higher effective tax rate in the current year.

Net cash provided by operating activities decreased by $472 million, or 65%, to $251 million, primarily driven by the 2016 collection of overdue receivables at Maritza, lower collections of net regulatory assets and current year sales at Eletropaulo, and the absence of Sul’s operating cash flow in 2017. These decreases were partially offset by the timing of payments for energy purchases at Eletropaulo.
Free cash flow, a non-GAAP measure, decreased by $448 million, or 81%, to $106 million, primarily driven by the $472 million decrease in net cash provided by operating activities, which was partially offset by a decrease of $25 million in maintenance and non-recoverable environmental expenditures.
Six Months Ended June 30, 2017
Diluted earnings per share from continuing operations decreased $0.01, or 20%, to $0.04. This was primarily driven by losses incurred for the disposition of the Kazakhstan CHPs and impairments at DPL and Kazakhstan hydroelectric plant. These decreases were partially offset by prior year impairments at DPL and Buffalo Gap II, higher margins at our MCAC, Andes and Brazil SBUs in the current year, the favorable impact of the YPF legal settlement at AES Uruguaiana, and lower effective tax rate in the current year.
Adjusted EPS, a non-GAAP measure, increased $0.10, or 31%, to $0.42, primarily driven by higher margins at our MCAC, Andes and Brazil SBUs in the current year, the favorable impact of the YPF legal settlement at AES Uruguaiana, and lower effective tax rate in the current year.
Net cash provided by operating activities decreased by $409 million, or 30%, to $954 million, primarily driven by the 2016 collection of overdue receivables at Maritza, lower collections of net regulatory assets and current year sales at Eletropaulo, and the absence of Sul’s operating cash flow in 2017. These decreases were partially offset by the timing of payments for energy purchases at Eletropaulo, an increase in net income, adjusted for non-cash items, and lower tax payments primarily at Chivor and Tietê.
Free cash flow, a non-GAAP measure, decreased by $392 million, or 38%, to $652 million, primarily driven by a $433 million decrease in net cash provided by operating activities (exclusive of lower service concession asset expenditures of $24 million), which was partially offset by a decrease of $41 million in maintenance and non-recoverable environmental expenditures.

Review of Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2017	2016	$ change	% change	2017	2016	$ change	% change
Revenue:
US SBU	$785	$811	$(26)	-3%	$1,593	$1,666	$(73)	-4%
Andes SBU	672	575	97	17%	1,290	1,197	93	8%
Brazil SBU	982	895	87	10%	2,021	1,734	287	17%
MCAC SBU	635	530	105	20%	1,221	1,049	172	16%
Europe SBU	209	222	(13)	-6%	446	468	(22)	-5%
Asia SBU	186	201	(15)	-7%	378	395	(17)	-4%
Corporate and Other	6	1	5	NM	20	2	18	NM
Intersegment eliminations	(5)	(6)	1	17%	(7)	(11)	4	36%
Total Revenue	3,470	3,229	241	7%	6,962	6,500	462	7%
Operating Margin:
US SBU	124	133	(9)	-7%	237	247	(10)	-4%
Andes SBU	155	140	15	11%	301	263	38	14%
Brazil SBU	97	78	19	24%	204	121	83	69%
MCAC SBU	157	134	23	17%	265	230	35	15%
Europe SBU	76	47	29	62%	156	130	26	20%
Asia SBU	45	46	(1)	-2%	85	83	2	2%
Corporate and Other	14	(4)	18	NM	15	4	11	NM
Intersegment eliminations	2	—	2	NM	—	5	(5)	100%
Total Operating Margin	670	574	96	17%	1,263	1,083	180	17%
General and administrative expenses	(49)	(47)	(2)	4%	(103)	(95)	(8)	8%
Interest expense	(333)	(390)	57	-15%	(681)	(732)	51	-7%
Interest income	93	138	(45)	-33%	190	255	(65)	-25%
Gain (loss) on extinguishment of debt	(12)	—	(12)	NM	5	4	1	25%
Other expense	(18)	(21)	3	-14%	(48)	(29)	(19)	66%
Other income	15	12	3	25%	87	25	62	NM
Gain (loss) on disposal and sale of businesses	(48)	(17)	(31)	NM	(48)	30	(78)	NM
Asset impairment expense	(90)	(235)	145	-62%	(258)	(394)	136	-35%
Foreign currency transaction gains (losses)	12	(36)	48	NM	(8)	4	(12)	NM
Income tax benefit (expense)	(92)	7	(99)	NM	(160)	(90)	(70)	78%
Net equity in earnings of affiliates	2	7	(5)	-71%	9	14	(5)	-36%
INCOME (LOSS) FROM CONTINUING OPERATIONS	150	(8)	158	NM	248	75	173	NM
Income (loss) from operations of discontinued businesses, net of income tax (expense) benefit of $0, $(1), $0 and $3, respectively	—	3	(3)	-100%	—	(6)	6	-100%
Net loss from disposal and impairments of discontinued businesses, net of income tax benefit of $0, $401, $0 and $401, respectively	—	(382)	382	-100%	—	(382)	382	-100%
NET INCOME (LOSS)	150	(387)	537	NM	248	(313)	561	NM
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(97)	(95)	(2)	2%	(219)	(43)	(176)	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$53	$(482)	$535	NM	$29	$(356)	$385	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$53	$(103)	$156	NM	$29	$32	$(3)	-9%
Loss from discontinued operations, net of tax	—	(379)	379	-100%	—	(388)	388	-100%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$53	$(482)	$535	NM	$29	$(356)	$385	NM
Net cash provided by operating activities	$251	$723	$(472)	-65%	$954	$1,363	$(409)	-30%
DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$—	NM	$0.12	$0.11	$0.01	9%
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

Consolidated Revenue and Operating Margin
Three months ended June 30, 2017
Consolidated Revenue — Revenue increased $241 million, or 7%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This increase was driven by:

•	The favorable FX impact of $69 million, primarily in Brazil of $80 million, partially offset by the unfavorable impact FX in Europe of $10 million.
Excluding the FX impact mentioned above:

•	$107 million in MCAC primarily due to higher LNG sales and higher contracted rates at the Dominican Republic as well as higher pass through rates in El Salvador; and

•	$96 million in Andes primarily due to the start of commercial operation at Cochrane and higher availability in Argentina.

•	Partially offset by a decrease of $26 million in the U.S. mainly due to lower tariffs, lower wholesale volume and price, and unfavorable weather at DPL.
Consolidated Operating Margin — Operating margin increased $96 million, or 17%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This increase was driven by:

•	The favorable FX impact of $8 million, primarily in Brazil;
Excluding the FX impact mentioned above:

•	$32 million in Europe primarily due to higher derivative valuation adjustments and higher capacity income in the Northern Ireland;

•	$24 million in MCAC primarily due to higher availability in the Dominican Republic and better hydrology in Panama;

•	$12 million in Brazil primarily due to lower fixed costs at Eletropaulo; and

•	$10 million in Andes primarily due to higher sales due in 2017 to higher plant availability in Argentina.
(in millions)

Six months ended June 30, 2017
Consolidated Revenue — Revenue increased $462 million, or 7%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This increase was driven by:

•	The favorable FX impact of $253 million, primarily in Brazil of $279 million, partially offset by the unfavorable FX impact in Europe of $24 million;
Excluding the FX impact mentioned above:

•	$181 million in MCAC primarily due to higher LNG sales and higher contracted rates at the Dominican Republic as well as higher pass through rates in El Salvador; and

•	$86 million in Andes primarily due to the start of commercial operation at Cochrane as well as higher availability in Argentina.

•	Partially offset by a decrease of $73 million in the U.S. mainly due to lower tariffs, lower wholesale volume and price, and unfavorable weather at DPL.
Consolidated Operating Margin — Operating margin increased $180 million, or 17%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This increase was driven by:

•	The favorable impact of FX of $32 million, primarily in Brazil of $27 million;
Excluding the FX impact mentioned above:

•	$56 million in Brazil primarily due to higher tariff and lower fixed costs at Eletropaulo as well as favorable timing of higher spot volume and prices at Tietê;

•	$36 million in MCAC due to lower maintenance and higher availability in Mexico as well as higher contracted and spot energy sales at the Dominican Republic;

•	$32 million in Europe primarily due to higher derivative valuation adjustments and higher capacity income in the Northern Ireland; and

•	$28 million in Andes primarily due to higher sales in 2017 due to higher plant availability in Argentina.
See Item 2.—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $2 million, or 4%, to $49 million for the three months ended June 30, 2017, as compared to $47 million for the three months ended June 30, 2016, with no material drivers.
General and administrative expenses increased $8 million, or 8%, to $103 million for the six months ended June 30, 2017, as compared to $95 million for the six months ended June 30, 2016, primarily due to increased professional fees.
Interest expense
Interest expense decreased $57 million, or 15%, to $333 million for the three months ended June 30, 2017, as compared to $390 million for the three months ended June 30, 2016, primarily due to a $44 million decrease at Eletropaulo attributable to lower debt balances, interest rates and regulatory liabilities, an $11 million decrease at Tietê primarily due to lower debt principal balances and lower interest rates, and a $10 million decrease at the Parent Company attributable to lower debt balances in 2017. These decreases were partially offset by an $11 million increase at Cochrane primarily due to higher capitalized interest in 2016 as a result of the commencement of operations of two units in the second half of 2016.
Interest expense decreased $51 million, or 7%, to $681 million for the six months ended June 30, 2017, as compared to $732 million for the six months ended June 30, 2016, primarily due to a $49 million decrease at Eletropaulo attributable to lower debt balances, interest rates and regulatory liabilities, and a $16 million decrease at the Parent Company attributable to lower debt balances in 2017. These decreases were partially offset by a $22 million increase at Cochrane primarily due to higher capitalized interest in 2016 as a result of the commencement of operations of two units in the second half of 2016.

Interest income
Interest income decreased $45 million, or 33%, to $93 million for the three months ended June 30, 2017, as compared to $138 million for the three months ended June 30, 2016, and $65 million, or 25%, to $190 million for the six months ended June 30, 2017, as compared to $255 million for the six months ended June 30, 2016. These decreases were primarily due to lower interest on regulatory assets at Eletropaulo attributable to lower regulatory asset balances as a result of cost recoveries, and lower interest rates.
Gain (loss) on extinguishment of debt
Loss on extinguishment of debt was $12 million for the three months ended June 30, 2017, as compared to no gain or loss for the three months ended June 30, 2016. This was primarily due to a $6 million loss at the Parent Company in 2017.
Gain on extinguishment of debt increased $1 million, or 25%, to $5 million for the six months ended June 30, 2017, as compared to $4 million for the six months ended June 30, 2016. This was primarily due to a $65 million gain at Alicura as a result of the prepayment of non-recourse debt related to the construction of the San Nicolas Plant in the current period, partially offset by a $47 million loss at the Parent Company due to the redemption of two of its existing senior unsecured notes in the current period.
See Note 7—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income increased $3 million, or 25%, to $15 million for the three months ended June 30, 2017, as compared to $12 million for the three months ended June 30, 2016 with no material drivers.
Other income increased $62 million to $87 million for the six months ended June 30, 2017, as compared to $25 million for the six months ended June 30, 2016. This was primarily due to the favorable settlement of legal proceeding at Uruguaiana related to YPF's breach of the parties’ gas supply agreement.
Other expense decreased $3 million, or 14% to $18 million for the three months ended June 30, 2017, as compared to $21 million for the three months ended June 30, 2016, with no material drivers.
Other expense increased $19 million, or 66% to $48 million for the six months ended June 30, 2017, as compared to $29 million for the six months ended June 30, 2016, primarily due to the 2017 loss on disposal of assets at DPL as a result of the decision made in 2017 to close the coal-fired and diesel-fired generating units at Stuart and Killen on or before June 1, 2018.
See Note 13—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Loss on disposal and sale of businesses
Loss on disposal and sale of businesses increased $31 million to $48 million for the three months ended June 30, 2017, as compared to $17 million for the three months ended June 30, 2016. This was primarily due to the $48 million loss on sale of Kazakhstan CHPs in 2017, partially offset by the $20 million loss on deconsolidation of UK Wind in 2016.
Loss on disposal and sale of businesses increased $78 million to a $48 million loss for the six months ended June 30, 2017, as compared to a $30 million gain for the six months ended June 30, 2016. This was primarily due to the $48 million loss on sale of Kazakhstan CHPs in 2017 and the $49 million gain on sale of DPLER in 2016, partially offset by the $20 million loss on deconsolidation of UK Wind in 2016.
See Note 16—Held-for-Sale Businesses and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense decreased $145 million, or 62%, to $90 million for the three months ended June 30, 2017, as compared to $235 million for the three months ended June 30, 2016. This was due to the prior year impairment at DPL resulting from lower expected future revenues from the PJM capacity auction and higher anticipated environmental compliance costs. This was partially offset by the current year impairment at the Kazakhstan hydroelectric plants due to the probable expiration of the concession agreement and their classification as held-for-sale.
Asset impairment expense decreased $136 million, or 35%, to $258 million for the six months ended June 30, 2017, as compared to $394 million for the six months ended June 30, 2016. This was primarily due to the prior year impairments at DPL, resulting from lower expected future revenues from the PJM capacity auction and higher anticipated environmental compliance costs, and at Buffalo Gap II, due to a decline in forward power curves. This was partially offset by impairments in the current year at the Kazakhstan CHPs resulting from their sale, the Kazakhstan hydroelectric plants due to the probable expiration of the concession agreement and their classification as held-for-sale, and at DPL as a result of the decision to close the coal-fired and diesel-fired generating units at Stuart and Killen on or before June 1, 2018.
See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Corporate	$10	$(13)	$(4)	$(5)
Argentina	3	(29)	(5)	1
Colombia	(12)	4	(11)	(1)
Other	11	2	12	9
Total (1)	$12	$(36)	$(8)	$4
___________________________________________

(1)
Includes $5 million and $22 million of losses on foreign currency derivative contracts for the three months ended June 30, 2017 and 2016, respectively, and $38 million of losses and $23 million of gains on foreign currency derivative contracts for the six months ended June 30, 2017 and 2016, respectively.

The Company recognized net foreign currency transaction gains of $12 million for the three months ended June 30, 2017, primarily due to gains from intercompany notes at Corporate, partially offset by the foreign currency derivative losses at Colombia due to the change in functional currency and at Corporate due to losses on foreign currency forwards and options related to the Brazilian Real.
The Company recognized net foreign currency transaction losses of $36 million for the three months ended June 30, 2016, primarily due to the unfavorable impact of foreign currency derivatives associated with government receivables at AES Argentina and losses from remeasurement of intercompany notes at the Parent company.
The Company recognized net foreign currency transaction losses of $8 million for the six months ended June 30, 2017, primarily in Colombia due to foreign currency embedded derivative losses arising from the devaluation of Colombian Peso.
There were no significant foreign currency transaction gains or losses for the six months ended June 30, 2016.
Income tax expense
Income tax expense increased $99 million, to $92 million for the three months ended June 30, 2017 compared to income tax benefit of $7 million for the three months ended June 30, 2016. The Company’s effective tax rates were 38% and 32% for the three months ended June 30, 2017 and 2016, respectively. This net increase was principally due to the unfavorable appreciation of the Peso in certain of our Mexican subsidiaries during the second quarter of 2017 as compared to the favorable devaluation during the second quarter of 2016.
Income tax expense increased $70 million, or 78%, to $160 million for the six months ended June 30, 2017, compared to $90 million for the six months ended June 30, 2016. The Company’s effective tax rates were 40% and 60% for the six months ended June 30, 2017 and 2016, respectively. This net decrease was principally due to the unfavorable impact of Chilean income tax law reform enacted during the first quarter of 2016, the 2016 asset impairments recorded at Buffalo Gap II and DPL, partially offset by the loss on sale of the Kazakhstan CHP plants in the second quarter of 2017. See Note 16—Held-for-Sale Businesses and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the sale of the Kazakhstan CHP plants.
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
Net equity in earnings of affiliates
Net equity in earnings of affiliates decreased $5 million, or 71%, to $2 million for the three months ended June 30, 2017, compared to $7 million for the three months ended June 30, 2016. This decrease was primarily due to impairment of fixed assets held by Distributed Energy in 2017.

Net equity in earnings of affiliates decreased $5 million, or 36%, to $9 million for the six months ended June 30, 2017, compared to $14 million for the six months ended June 30, 2016. This decrease was primarily due to impairment of fixed assets held by Distributed Energy in 2017.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to NCI increased $2 million to $97 million for the three months ended June 30, 2017, as compared to $95 million for the three months ended June 30, 2016.
Net income attributable to NCI increased $176 million to $219 million for the six months ended June 30, 2017, as compared to $43 million for the six months ended June 30, 2016. This increase was primarily due to asset impairment at Buffalo Gap II in 2016, along with the favorable YPF legal settlement at AES Uruguaiana and higher operating margin at Eletropaulo and Tietê in 2017.
Discontinued operations
Net loss from discontinued operations was $379 million and $388 million for the three and six months ended June 30, 2016, respectively, due to the operations from Sul being classified as discontinued operations starting in the second quarter of 2016. The sale of Sul closed in the fourth quarter of 2016. See Note 15—Discontinued Operations included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the Sul discontinued operations.
Net income (loss) attributable to The AES Corporation
Net income (loss) attributable to The AES Corporation increased $535 million to income of $53 million in the three months ended June 30, 2017, compared to a loss of $482 million in the three months ended June 30, 2016. Key drivers of the increase were:

•	prior year impairments at discontinued business and DPL; and

•	higher margins at our MCAC, Europe and Andes SBUs in the current year.
These increases were partially offset by:

•	current year impairments at Kazakhstan hydroelectric plants;

•	current year loss on sale of Kazakhstan CHPs; and

•	higher effective tax rate in the current year.
Net income (loss) attributable to The AES Corporation increased $385 million to income of $29 million in the six months ended June 30, 2017, compared to a loss of $356 million in the six months ended June 30, 2016. Key drivers of the increase were:

•	prior year impairments at discontinued business, DPL and Buffalo Gap II;

•	higher margins at our MCAC, Andes and Brazil SBUs in the current year;

•	the favorable impact of the YPF legal settlement at AES Uruguaiana; and

•	lower effective tax rate in the current year.
These increases were partially offset by:

•	current year impairments at Kazakhstan CHPs and hydroelectric plants, and DPL; and

•	current year loss on sale of Kazakhstan CHPs.
SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC, Adjusted EPS, and Consolidated Free Cash Flow (“Free Cash Flow”) are non-GAAP supplemental measures that are used by management and external users of our consolidated financial statements such as investors, industry analysts and lenders. The Adjusted Operating Margin, Adjusted PTC, and Consolidated Free Cash Flow by SBU for the three and six months ended June 30, 2017 and June 30, 2016, are shown below. The percentages represent the contribution by each SBU to the gross metric, excluding Corporate.
For the year beginning January 1, 2017, the Company changed the definition of Adjusted PTC and Adjusted EPS to exclude associated benefits and costs due to acquisitions, dispositions, and early plant closures; including the tax impact of decisions made at the time of sale to repatriate sales proceeds. We believe excluding these benefits and costs better reflect the business performance by removing the variability caused by strategic decisions to dispose of or acquire business interests or close plants early. The Company has also reflected these changes in the comparative periods ending June 30, 2016.

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

Reconciliation of Adjusted Operating Margin (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Margin	$670	$574	$1,263	$1,083
Noncontrolling interests adjustment	(207)	(184)	(408)	(315)
Derivatives adjustment	(8)	8	(10)	14
Total Adjusted Operating Margin	$455	$398	$845	$782

Adjusted PTC
We define Adjusted PTC as pretax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions; (b) unrealized foreign currency gains or losses; (c) gains or losses and associated benefits and costs due to dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds; (d) losses due to impairments; and (e) gains, losses and costs due to the early retirement of debt. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.
Adjusted PTC reflects the impact of NCI and excludes the items specified in the definition above. In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted PTC includes the other components of our income statement, such as general and administrative expenses in the corporate segment, as well as business development costs, interest expense and interest income, other expense and other income, realized foreign currency transaction gains and losses, and net equity in earnings of affiliates.
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

Reconciliation of Adjusted PTC (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$53	$(103)	$29	$32
Income tax expense (benefit) attributable to The AES Corporation	53	(42)	73	19
Pretax contribution	106	(145)	102	51
Unrealized derivative losses (gains)	2	30	1	(4)
Unrealized foreign currency transaction losses (gains)	(24)	17	(33)	9
Disposition/acquisition losses (gains)	54	17	106	(2)
Impairment expense	94	235	262	285
Losses (gains) on extinguishment of debt	11	6	(5)	6
Total Adjusted PTC	$243	$160	$433	$345

Adjusted EPS
We define Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions; (b) unrealized foreign currency gains or losses; (c) gains or losses and associated benefits and costs due to dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds; (d) losses due to impairments; and (e) gains, losses and costs due to the early retirement of debt.
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
The Company reported a loss from continuing operations of $0.16 per share for the three months ended June 30, 2016. For purposes of measuring diluted loss per share under GAAP, common stock equivalents were excluded from weighted average shares as their inclusion would be anti-dilutive. However, for purposes of computing Adjusted EPS, the Company has included the impact of dilutive common stock equivalents. The table below reconciles the weighted average shares used in GAAP diluted earnings per share to the weighted average shares used in calculating the non-GAAP measure of Adjusted EPS.

Reconciliation of Denominator Used For Adjusted Earnings Per Share	Three Months Ended June 30, 2016
(in millions, except per share data)	Loss	Shares	$ per share
GAAP DILUTED (LOSS) PER SHARE
Loss from continuing operations attributable to The AES Corporation common stockholders	$(103)	659	$(0.16)
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	3	—
NON-GAAP DILUTED (LOSS) PER SHARE	$(103)	662	$(0.16)

Reconciliation of Adjusted EPS	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Diluted earnings (loss) per share from continuing operations	$0.08		$(0.16)		$0.04		$0.05
Unrealized derivative losses (gains)	—		0.04		—		—
Unrealized foreign currency transaction losses (gains)	(0.03)		0.02		(0.04)		—
Disposition/acquisition losses (gains)	0.08	(1)	0.03	(2)	0.16	(3)	—
Impairment expense	0.14	(4)	0.36	(5)	0.40	(6)	0.43	(7)
Losses (gains) on extinguishment of debt	0.02	(8)	0.01		(0.01)	(9)	0.01
Less: Net income tax benefit	(0.04)	(10)	(0.13)	(10)	(0.13)	(11)	(0.17)	(11)
Adjusted EPS	$0.25		$0.17		$0.42		$0.32
_____________________________

(1)	Amount primarily relates to loss on sale of Kazakhstan CHPs of $48 million, or $0.07 per share.

(2)	Amount primarily relates to the loss from the deconsolidation of UK Wind of $20 million, or $0.03 per share.

(3)
Amount primarily relates to loss on sale of Kazakhstan CHPs of $48 million, or $0.07 per share, realized derivative losses associated with the sale of Sul of $38 million, or $0.06 per share; costs associated with early plant closure of DPL of $20 million, or $0.03 per share.

(4)	Amount primarily relates to asset impairments at Kazakhstan hydroelectric plants of $90 million, or $0.14 per share.

(5)	Amount primarily relates to the asset impairment at DPL of $235 million, or $0.36 per share.

(6)
Amount primarily relates to asset impairment at Kazakhstan hydroelectric plants of $90 million, or $0.14 per share, at Kazakhstan CHPs of $94 million, or $0.14 per share, and DPL of $66 million, or $0.10 per share.

(7)	Amount primarily relates to asset impairment at DPL of $235 million, or $0.36 per share; and Buffalo Gap II of $159 million ($49 million, or $0.07 per share, net of NCI).

(8)	Amount primarily relates to the loss on early retirement of debt at the Parent Company of $6 million, or $0.01 per share.

(9)
Amount primarily relates to the gain on early retirement of debt at Alicura of $65 million, or $0.10 per share, partially offset by the loss on early retirement of debt at the Parent Company of $53 million, or $0.08 per share.

(10)
Amount primarily relates to the income tax benefit associated with asset impairment losses of $30 million, or $0.05 per share and $70 million, or $0.11 per share in the three months ended June 30, 2017 and 2016, respectively.

(11)
Amount primarily relates to the income tax benefit associated with asset impairment losses of $81 million, or $0.12 per share and $122 million, or $0.18 per share in the six months ended June 30, 2017 and 2016, respectively.

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

Calculation of Free Cash Flow (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Cash provided by operating activities	$251	$723	$954	$1,363
Add: capital expenditures related to service concession assets (1)	1	2	2	26
Less: maintenance capital expenditures, net of reinsurance proceeds	(142)	(158)	(294)	(320)
Less: non-recoverable environmental capital expenditures (2)	(4)	(13)	(10)	(25)
Free Cash Flow	$106	$554	$652	$1,044
_____________________________

(1)	Service concession asset expenditures are included in net cash provided by operating activities, but are excluded from the free cash flow non-GAAP metric.

(2)
Excludes IPL's recoverable environmental capital expenditures of $11 million and $55 million for the three months ended June 30, 2017 and 2016, as well as, $29 million and $130 million for the six months ended June 30, 2017 and 2016, respectively.

US SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Margin	$124	$133	$(9)	-7%	$237	$247	$(10)	-4%
Noncontrolling Interests Adjustment (1)	(16)	(19)			(33)	(33)
Derivatives Adjustment	—	—			3	4
Adjusted Operating Margin	$108	$114	$(6)	-5%	$207	$218	$(11)	-5%
Adjusted PTC	$63	$58	$5	9%	$111	$143	$(32)	-22%
Free Cash Flow	$104	$123	$(19)	-15%	$196	$266	$(70)	-26%
Free Cash Flow Attributable to NCI	$(2)	$6	$(8)	NM	$14	$16	$(2)	-13%
_____________________________

(1)
See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses. In addition, AES directly and indirectly owned approximately 70% of IPL as of June 2016 compared to approximately 75% beginning April 2015.

Operating Margin for the three months ended June 30, 2017, decreased by $9 million, or 7%, which was driven primarily by the following (in millions):

IPL
Decrease due to implementation of new base rates in Q2 2016 which resulted in a favorable change in accrual	$(18)
Increased performance incentives earned on Demand Side Management programs	5
Other	2
Total IPL Decrease	(11)
DPL
Lower retail margin due to lower regulated rates	(9)
Increase in generating facility maintenance expenses	(4)
Lower depreciation expense due to fixed asset impairments in 2016 and 2017	10
Total DPL Decrease	(3)
US Generation
No individually significant drivers	5
Total US Generation Increase	5
Total US SBU Operating Margin Decrease	$(9)
Adjusted Operating Margin decreased by $6 million for the US SBU due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased by $5 million, driven by the $6 million decrease in Adjusted Operating Margin described above, offset by the Company's share of earnings under the HLBV allocation of noncontrolling interest at Distributed Energy due to new project growth, an increase in accrued insurance recoveries at DPL and a contingency accrual recorded in the prior year at Shady Point.
Free Cash Flow decreased by $19 million, of which $8 million was attributable to NCI. The decrease in Free Cash Flow was primarily driven by:

•	$22 million decrease in Operating Margin (net of lower depreciation of $13 million);

•	$14 million payment to return competitive bid auction deposits at DPL;

•	$11 million due to the timing of interest payments at DPL; and

•	The timing of $8 million of collections related to the energy efficiency rider at DPL.
These negative impacts were partially offset by:

•	$20 million in lower maintenance capital expenditures; and

•	$16 million in higher collections at IPL, primarily due to the timing of the 2016 rate order.
Operating Margin for the six months ended June 30, 2017, decreased by $10 million, or 4%, which was driven primarily by the following (in millions):

IPL
Decrease due to implementation of new base rates in Q2 2016 which resulted in a favorable change in accrual	$(18)
Increased performance incentives earned on Demand Side Management programs	5
Other	7
Total IPL Decrease	(6)
DPL
Lower retail margin due to lower regulated rates	(19)
Lower depreciation expense due to fixed asset impairments in 2016 and 2017	17
Other	(3)
Total DPL Decrease	(5)
US Generation
Hawaii due to outages in 2017	(7)
Lower depreciation at Buffalo Gap due to fixed asset impairments in 2016 as well as better winds and pricing in 2017	6
Other	2
Total US Generation Increase	1
Total US SBU Operating Margin Decrease	$(10)
Adjusted Operating Margin decreased by $11 million for the US SBU due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC decreased by $32 million, driven by the $11 million decrease in Adjusted Operating Margin described above as well as a 2016 gain on contract termination at DP&L, partially offset by the Company's share of earnings under the HLBV allocation of noncontrolling interest at Distributed Energy due to new project growth.
Free Cash Flow decreased by $70 million, of which $2 million was attributable to NCI. The decrease in Free Cash Flow was primarily driven by

•	Higher payments of $34 million for inventory purchases at DPL and IPL due to inventory optimization efforts that occurred in 2016;

•	$32 million decrease in Operating Margin (net of lower depreciation of $22 million);

•	The timing of $29 million in payments for purchased power and other payables at DPL;

•	$21 million in lower collections at DPL primarily due to the settlement of DPLER’s receivable balances resulting from its sale in 2016; and

•	$14 million of higher vendor payments at IPL due to the timing of purchases.
These negative impacts were partially offset by:

•	$34 million in higher collections at IPL due to higher receivable balances in December 2016 resulting from favorable weather and the impacts from the 2016 rate order; and

•	Decrease of $25 million in maintenance capital expenditures.
ANDES SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Margin	$155	$140	$15	11%	$301	$263	$38	14%
Noncontrolling Interests Adjustment (1)	(49)	(46)			(98)	(81)
Derivatives Adjustment	(1)	—			(1)	—
Adjusted Operating Margin	$105	$94	$11	12%	$202	$182	$20	11%
Adjusted PTC	$82	$84	$(2)	-2%	$170	$145	$25	17%
Free Cash Flow	$79	$77	$2	3%	$186	$97	$89	92%
Free Cash Flow Attributable to NCI	$21	$21	$—	—%	$65	$37	$28	76%
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.
Including favorable FX and remeasurement impacts of $5 million, Operating Margin for the three months ended June 30, 2017, increased by $15 million, or 11%, which was driven primarily by the following (in millions):

Gener
Start of operations at Cochrane	$21
Negative impact of new regulation on emissions (green taxes)	(15)
Lower margin on Nueva Renca Tolling Agreement	(7)
Higher fixed costs mainly associated with maintenance activities as well as higher people costs	(6)
Other	(3)
Total Gener Decrease	(10)
Argentina
Higher availability mainly associated with major maintenance activities performed in 2016	23
Favorable FX impact	3
Higher fixed costs mainly associated with maintenance activities as well as higher people costs	(7)
Other	4
Total Argentina Increase	23
Chivor
No individually significant drivers	2
Total Chivor Increase	2
Total Andes SBU Operating Margin Increase	$15
Adjusted Operating Margin increased by $11 million due to the drivers above, adjusted for the impact of NCI.
Adjusted PTC decreased by $2 million, mainly driven by higher interest expenses primarily associated to lower interest capitalization on construction projects, lower interest income at Argentina and higher foreign currency Losses at Chivor. These negative impacts were partially offset by the increase of $11 million in Adjusted Operating Margin described above.
Free Cash Flow increased by $2 million, none of which was attributable to NCI. The increase in Free Cash Flow was primarily driven by:

•	$50 million in lower tax payments at Chivor due to lower taxable income in 2016;

•	$28 million increase in Operating Margin (net of higher depreciation of $13 million);

•	Higher collections of $17 million from financing receivables in Argentina due to the commencement of operations of the Guillermo Brown Plant in October 2016;

•	$13 million of environmental tax accruals in Chile impacting margin but not free cash flow; and

•	$12 million of lower maintenance capital expenditures.

These positive impacts were offset by:

•	Higher working capital requirements of $45 million in Argentina primarily due to lower collections resulting from the timing of maintenance activities;

•	$39 million in higher tax payments in Chile due to timing and higher taxable income in 2016;

•	Lower VAT refunds of $26 million at Cochrane and Alto Maipo due to the timing of construction activities; and

•	Higher interest payments of $7 million at Cochrane, which are no longer capitalized.
Including favorable FX and remeasurement impacts of $10 million, Operating Margin for the six months ended June 30, 2017, increased by $38 million, or 14%, which was driven primarily by the following (in millions):

Gener
Start of operations at Cochrane	$48
Negative impact of new regulation on Emissions (Green Taxes)	(28)
Higher fixed costs mainly associated with maintenance activities as well as higher people costs	(16)
Lower margin at the SING market primarily associated with lower contract sales at Norgener partially offset by higher spot sales	(12)
Lower Margin on Nueva Renca Tolling Agreements	(7)
Other	(2)
Total Gener Decrease	(17)
Argentina
Higher availability mainly associated with major maintenance activities performed in 2016	27
Higher fixed costs mainly associated with higher people costs	(1)
Total Argentina Increase	26
Chivor
Higher spot and contract sales primarily associated with higher dam levels at the beginning of 2017	24
Favorable FX impact	7
Other	(2)
Total Chivor Increase	29
Total Andes SBU Operating Margin Increase	$38
Adjusted Operating Margin increased by $20 million due to the drivers above, adjusted for the impact of NCI.
Adjusted PTC increased by $25 million, driven by the increase of $20 million in Adjusted Operating Margin and the positive impact of foreign currency gains in Argentina associated with collections of financing receivables and lower foreign currency losses associated with the sale of Argentina’s sovereign bonds at Termoandes and prepayment of Sojitz Debt in 2017.
Free Cash Flow increased by $89 million, of which $28 million was attributable to NCI. The increase in Free Cash Flow was primarily driven by:

•	$63 million increase in Operating Margin (net of higher depreciation of $25 million);

•	$50 million in lower tax payments at Chivor due to lower taxable income in 2016;

•	Higher collections of $33 million from financing receivables in Argentina due to the commencement of operations of the Guillermo Brown Plant in October 2016;

•	$25 million of environmental tax accruals in Chile impacting margin but not free cash flow; and

•	$4 million of lower maintenance capital expenditures.
These positive impacts were partially offset by:

•	Lower collections of prior period sales of $35 million at Chivor;

•	Higher working capital requirements of $40 million in Argentina primarily due to lower collections resulting from the timing of maintenance activities;

•	Lower net VAT refunds of $21 million at Cochrane and Alto Maipo due to the timing of construction activities; and

•	Higher interest payments of $15 million at Cochrane, which are no longer capitalized.

BRAZIL SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Margin	$97	$78	$19	24%	$204	$121	$83	69%
Noncontrolling Interests Adjustment (1)	(81)	(62)			(167)	(96)
Adjusted Operating Margin	$16	$16	$—	—%	$37	$25	$12	48%
Adjusted PTC	$13	$7	$6	86%	$52	$12	$40	NM
Free Cash Flow	$(53)	$125	$(178)	NM	$165	$321	$(156)	-49%
Free Cash Flow Attributable to NCI	$(45)	$77	$(122)	NM	$117	$239	$(122)	-51%
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.
Including favorable FX impacts of $7 million, Operating Margin for the three months ended June 30, 2017, increased by $19 million, which was driven primarily by the following (in millions):

Eletropaulo
Higher tariffs due to annual tariff reset	$23
Lower fixed costs mainly due to lower bad debt and labor contingencies	22
Lower volume mainly due to lower demand resulting from economic decline and migration to free market	(21)
Total Eletropaulo Increase	24
Tietê
Net impact of volume and prices of bilateral contracts due to higher energy purchased	(20)
Favorable timing of higher spot prices	19
Other	(1)
Total Tietê Decrease	(2)
Other Business Drivers	(3)
Total Brazil SBU Operating Margin Increase	$19
Adjusted Operating Margin remained neutral primarily due to the drivers discussed above, adjusted for the impact of noncontrolling interests.
Adjusted PTC increased by $6 million, mainly driven by the decrease in interest expense at Tietê.
Free Cash Flow decreased by $178 million, of which $122 million was attributable to NCI. The decrease in Free Cash Flow was primarily driven by:

•	Unfavorable timing of $198 million in higher collections in the prior year of costs deferred in net regulatory assets at Eletropaulo, as a result of unfavorable hydrology in prior periods;

•	Unfavorable timing of $55 million in collections on energy sales at Eletropaulo;

•	Unfavorable timing of $42 million in non-income tax payments at Eletropaulo;

•	The absence of Sul’s $31 million in free cash flow generated in 2016, which was sold in October 2016;

•	$25 million higher maintenance capital expenditures, primarily at Eletropaulo;

•	Unfavorable timing of $17 million in collections on energy sales at Tietê due primarily to higher energy sales in the spot market; and

•	Non-cash impacts of $10 million related to contingency items at Eletropaulo in 2016.
These negative impacts were partially offset by a $27 million increase in Operating Margin (net of increased depreciation of $8 million) and favorable timing of $184 million in payments for energy purchases at Eletropaulo due to lower energy costs and lower regulatory charges.
Including favorable FX impacts of $27 million, Operating Margin for the six months ended June 30, 2017, increased by $83 million, which was driven primarily by the following (in millions):

Eletropaulo
Higher tariffs due to annual tariff reset	$64
Lower fixed costs mainly due to lower bad debt and lower regulatory penalties	20
Lower volume mainly due to lower demand resulting from economic decline and migration to free market	(31)
Other	3
Total Eletropaulo Increase	56
Tietê
Favorable timing of higher spot volume and prices	39
Favorable FX impacts	19
Net impact of volume and prices of bilateral contracts due to higher energy purchased	(25)
Other	1
Total Tietê Increase	34
Other Business Drivers	(7)
Total Brazil SBU Operating Margin Increase	$83
Adjusted Operating Margin increased by $12 million, primarily due to the drivers discussed above, adjusted for the impact of noncontrolling interests.
Adjusted PTC increased by $40 million, driven by the increase of $12 million in Adjusted Operating Margin as described above, as well as a $28 million increase from the settlement of a legal dispute with YPF at Uruguaiana.
Free Cash Flow decreased by $156 million, of which $122 million was attributable to NCI. The decrease in Free Cash Flow was primarily driven by:

•	Unfavorable timing of $342 million in higher collections in the prior year of costs deferred in net regulatory assets at Eletropaulo, as a result of unfavorable hydrology in prior periods;

•	Unfavorable timing of $134 million in collections on energy sales at Eletropaulo;

•	$40 million higher maintenance capital expenditures at Eletropaulo;

•	Unfavorable timing of $35 million in non income tax payable at Eletropaulo;

•	The absence of Sul’s $31 million in free cash flow generated in 2016, which was sold in October 2016; and

•	$18 million of higher pension payments in 2017 driven by the debt renegotiation in prior year at Eletropaulo.
These negative impacts were partially offset by:

•	Favorable timing of $235 million in payments for energy purchases at Eletropaulo due to lower energy costs and lower regulatory charges;

•	$102 million of increased Operating Margin (net of increased depreciation of $19 million);

•	$60 million collected from a legal dispute settlement with YPF at Uruguaiana; and

•	$60 million of lower tax payments at Tietê due to lower taxable income in 2016.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Margin	$157	$134	$23	17%	$265	$230	$35	15%
Noncontrolling Interests Adjustment (1)	(28)	(24)			(47)	(46)
Derivatives Adjustment	—	(2)			—	(1)
Adjusted Operating Margin	$129	$108	$21	19%	$218	$183	$35	19%
Adjusted PTC	$99	$75	$24	32%	$158	$123	$35	28%
Free Cash Flow	$28	$—	$28	NM	$93	$13	$80	NM
Free Cash Flow Attributable to NCI	$(2)	$6	$(8)	NM	$6	$6	$—	—%
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended June 30, 2017, increased by $23 million, or 17%, which was driven primarily by the following (in millions):

Dominican Republic
Higher availability	$9
Other	1
Total Dominican Republic Increase	10
Panama
Higher generation and lower energy purchases, driven by improved hydrological conditions	9
Other	(2)
Total Panama Increase	7
Other Business Drivers	6
Total MCAC SBU Operating Margin Increase	$23
Adjusted Operating Margin increased by $21 million due to the drivers above, adjusted for the impact of NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased by $24 million, driven by the increase of $21 million in Adjusted Operating Margin as described above.
Free Cash Flow increased by $28 million, of which an $8 million decrease was attributable to NCI. The increase in Free Cash Flow was driven by:

•	$26 million increase in Operating Margin (net of increased depreciation of $3 million);

•	Lower tax payments of $15 million in El Salvador due to lower taxable income in 2016;

•	Lower working capital requirements of $15 million in Mexico primarily due to the timing of payments for fuel purchases; and

•	Lower working capital requirements of $11 million in Puerto Rico primarily due to the timing of payments for coal purchases.
These positive impacts were partially offset by:

•
$16 million of higher tax payments and $13 million of higher interest payments in the Dominican Republic due to higher taxable income in 2016 and an increase in net debt and average interest rates; and

•	The timing of $10 million in payments for energy purchases in Panama.
Operating Margin for the six months ended June 30, 2017, increased by $35 million, or 15%, which was driven primarily by the following (in millions):

Mexico
Lower maintenance and higher availability	$13
Higher energy prices	3
Other	5
Total Mexico Increase	21
Dominican Republic
Higher contracted and spot energy sales mainly driven by higher prices	10
Other	3
Total Dominican Republic Increase	13
Other Business Drivers	1
Total MCAC SBU Operating Margin Increase	$35
Adjusted Operating Margin increased by $35 million due to the drivers above, adjusted for the impact of NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased by $35 million, driven by the increase of $35 million in Adjusted Operating Margin as described above.
Free Cash Flow increased by $80 million, none of which was attributable to NCI. The increase in Free Cash Flow was driven by:

•	$38 million increase in Operating Margin (net of increased depreciation of $3 million);

•	Lower working capital requirements of $26 million in the Dominican Republic primarily due to higher collections of energy sales at Los Mina and the timing of payments for LNG shipments at Andres;

•	Lower working capital requirements of $24 million in Puerto Rico primarily due to the timing of payments for coal purchases and higher collections;

•	Lower tax payments of $15 million in the Dominican Republic primarily due to lower withholding taxes on dividends paid in 2016 to AES Affiliates;

•	Lower tax payments of $15 million in El Salvador primarily due to lower taxable income in 2016; and

•	$5 million of lower maintenance and non-recoverable environmental capital expenditures.
These positive impacts were partially offset by:

•	Higher working capital requirements of $35 million in El Salvador primarily due to higher energy purchases deferred into regulatory assets; and

•	$11 million of higher interest payments in the Dominican Republic primarily due to an increase in net debt and average interest rates.
EUROPE SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Margin	$76	$47	$29	62%	$156	$130	$26	20%
Noncontrolling Interests Adjustment (1)	(8)	(8)			(18)	(15)
Derivatives Adjustment	(7)	5			(10)	5
Adjusted Operating Margin	$61	$44	$17	39%	$128	$120	$8	7%
Adjusted PTC	$54	$34	$20	59%	$109	$103	$6	6%
Free Cash Flow	$59	$352	$(293)	-83%	$145	$433	$(288)	-67%
Free Cash Flow Attributable to NCI	$13	$9	$4	44%	$20	$14	$6	43%
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended June 30, 2017, increased by $29 million, or 62%, which was driven primarily by the following (in millions):

Kilroot
Higher fair value adjustments of commodity swaps	$12
Favorable capacity prices due to fixed EUR/GBP rate set by the Regulator	6
Unfavorable clean-dark spread leading to lower dispatch	(4)
Other	1
Total Kilroot Increase	15
Ballylumford
Settlement with offtaker on previous gas transportation charges billed in April 2017	4
Higher energy and capacity prices	3
Lower maintenance costs due to outages in 2016	3
Other	4
Total Ballylumford Increase	14
Total Europe SBU Operating Margin Increase	$29
Adjusted Operating Margin increased by $17 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased by $20 million, mainly driven by the increase of $17 million in Adjusted Operating Margin described above.
Free Cash Flow decreased by $293 million, of which a $4 million increase was attributable to NCI. The decrease in Free Cash Flow was primarily driven by:

•	$368 million in lower collections at Maritza primarily due to the collection of overdue receivables from NEK in April 2016; and

•	Increased working capital requirements of $11 million at Ballylumford primarily due to the timing of outages.
These negative impacts were partially offset by:

•	The settlement of $67 million in payables to Maritza’s fuel supplier;

•	$22 million increase in operating margin (net of $7 million of lower depreciation); and

•	$7 million of lower maintenance and non-recoverable environmental capital expenditures.

Operating Margin for the six months ended June 30, 2017 increased by $26 million, or 20%, which was driven primarily by the following (in millions):

Kilroot
Higher fair value adjustments of commodity swaps	$16
Favorable capacity prices due to fixed EUR/GBP rate set by the Regulator	5
Unfavorable clean-dark spread leading to lower dispatch	(4)
Other	(2)
Total Kilroot Increase	15
Ballylumford
Settlement with offtaker on previous gas transportation charges billed in April 2017	4
Higher energy and capacity prices	3
Lower maintenance costs due to outages in 2016	2
Other	3
Total Ballylumford Increase	12
Maritza
Lower contracted capacity prices due to PPA amendment	(5)
Other	(2)
Total Maritza Decrease	(7)
Other Business Drivers	6
Total Europe SBU Operating Margin Increase	$26
Adjusted Operating Margin increased by $8 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased by $6 million, mainly driven by the increase of $8 million in Adjusted Operating Margin described above.
Free Cash Flow decreased by $288 million, of which a $6 million increase was attributable to NCI. The decrease in Free Cash Flow was primarily driven by:

•	$382 million in lower collections at Maritza primarily due to the collection of overdue receivables from NEK in April 2016; and

•	$16 million of higher non-cash mark-to-market valuation adjustments to commodity swaps that impacted operating margin at Kilroot.
These negative impacts were partially offset by:

•	The settlement of $74 million in payables to Maritza’s fuel supplier;

•	$18 million increase in operating margin (net of $8 million of lower depreciation); and

•	$14 million of lower maintenance and non-recoverable environmental capital expenditures.
ASIA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Margin	$45	$46	$(1)	-2%	$85	$83	$2	2%
Noncontrolling Interests Adjustment (1)	(25)	(25)			(46)	(44)
Derivatives Adjustment	1	—			1	—
Adjusted Operating Margin	$21	$21	$—	—%	$40	$39	$1	3%
Adjusted PTC	$26	$26	$—	—%	$48	$48	$—	—%
Free Cash Flow	$53	$38	$15	39%	$134	$125	$9	7%
Free Cash Flow Attributable to NCI	$28	$19	$9	47%	$69	$63	$6	10%
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.
There were no significant drivers for the change in Operating Margin, Adjusted Operating Margin, and Adjusted PTC for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.
Free Cash Flow increased by $15 million, of which $9 million was attributable to NCI. The increase in Free Cash Flow was primarily driven by $26 million in lower working capital requirements at Masinloc due to the timing of payments for coal purchases. This positive impact was partially offset by $6 million in higher maintenance capital expenditures at Masinloc.
There were no significant drivers for the change in Operating Margin, Adjusted Operating Margin, and Adjusted PTC for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

Free Cash Flow increased by $9 million, of which $6 million was attributable to NCI. The increase in Free Cash Flow was primarily driven by $21 million in lower working capital requirements at Masinloc due to the timing of payments for coal purchases. This positive impact was partially offset by $9 million in higher working capital requirements at Mong Duong due to the timing of payments related to the reserve shutdown in the second quarter of 2017.
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
Macroeconomic and Political
During the past few years, economic conditions in some countries where our subsidiaries conduct business have destabilized. Changes in global economic conditions could have an adverse impact on our businesses in the event these recent trends continue.
Brazil — The political landscape in Brazil remains uncertain.  As disclosed in the Company’s Form 10-K for the year ended December 31, 2016, Brazilian President Michael Temer was seeking to implement economic reforms in Brazil that would improve the economic outlook in Brazil, which may benefit our businesses in the country. During the second quarter 2017, corruption investigations were formally started against President Temer. These investigations could delay the reform plans which may have benefited our businesses in Brazil.
Puerto Rico — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2016 Form 10-K our subsidiaries in Puerto Rico have long- term PPAs with state-owned PREPA, which has been facing economic challenges that could impact the Company.
In order to address these challenges, on June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) was signed into law. PROMESA creates a structure for exercising federal oversight over the fiscal affairs of U.S. territories and allows for the establishment an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. PROMESA also creates procedures for adjusting debts accumulated by the Puerto Rico government and, potentially, other territories (Title III). Finally, PROMESA expedites the approval of key energy projects and other critical projects in Puerto Rico.
PREPA entered into preliminary Restructuring Support Agreements (“RSA’s”) with their lenders. Under PROMESEA, PREPA submitted the RSA to the Oversight Board for approval on April 28, 2017, which the board denied on June 28, 2017. As a consequence, on July 2, 2017, the Oversight Board filed for bankruptcy on behalf of PREPA under Title III.
As a result of the bankruptcy filing, AES Puerto Rico’s non-recourse debt of $381 million is in default, and has been classified as current as of June 30, 2017. In addition, AES in Puerto Rico's receivables balance as of June 30, 2017, was $103 million, of which $46 million was overdue. After the filing of Title III protection, AES in Puerto Rico has collected the full overdue amount from PREPA in line with historic payment patterns. Additionally, on July 18, 2017, Moody's downgraded AES Puerto Rico to Caa1 from B3 due to the heightened default risk for AES Puerto Rico as a result of PREPA's bankruptcy protection. This protection gives PREPA the ability to reject contracts, including the PPA between PREPA and AES Puerto Rico. While AES Puerto Rico is a low cost energy producer as compared to other plants in the market, there is still a risk that PREPA could terminate the agreement, which could impact the value of AES Puerto Rico or otherwise have a material impact on the Company. Considering the information available as of the filing date, Management believes the carrying amounts of our assets in Puerto Rico of $637 million is recoverable as of June 30, 2017.
Regulatory
DPL ESP Rate Case — In March 2017, DPL, in conjunction with various intervening parties, filed an amendment to its January 2017 settlement in its ESP rate case (the “Amended Settlement”). The Amended

Settlement, subject to approval by the PUCO, would provide for a six-year electric security plan, and includes, but is not limited to, the following:

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
A hearing on the Amended Settlement was held in April 2017. A final decision by the PUCO is expected in the second half of 2017. There can be no assurance that the Amended Settlement will be approved as filed, or on a timely basis, and if the final ESP provides for terms that are more adverse than those submitted in DP&L's settlement, our results of operations, financial condition and cash flows could be materially impacted.
International Trade Commission — In April 2017, Suniva, a bankrupt solar photovoltaic panel manufacturer filed a petition with the U.S. International Trade Commission (“ITC”) asserting that solar panels imported into the U.S. were substantially harming domestic manufacturers. Subsequent to filing, SolarWorld Americas, a large U.S. manufacturer of solar panels, joined as a co-petitioner. The ITC accepted the petition and is expected to complete its review by September 2017 and provide recommendations on potential remedies to the U.S. President shortly thereafter. The ITC could recommend, among other measures, the imposition of substantial tariffs on imported panels, which would increase panel costs significantly and impact the value of future solar development projects in the U.S., including those of our solar businesses. A final decision by the President would be made in late 2017 or early 2018. In the absence of an actual outcome, it is difficult to predict the outcome on our solar businesses, but the impact could be material to those businesses and to AES.
Alto Maipo
As disclosed in the Company’s Form 10-Q for the period ended March 31, 2017, Alto Maipo has experienced construction difficulties, which have resulted in an increase in projected cost for the project of up to 22% of the original $2 billion budget. These overages led to a series of negotiations with the intention of restructuring the project’s existing financial structure and obtaining additional funding. On March 17, 2017, the Company completed the legal and financial restructuring of Alto Maipo. As a part of this restructuring, AES Gener simultaneously acquired a 40% ownership interest from Minera Los Pelambres (“MLP”), a noncontrolling shareholder, for a nominal consideration, and sold a 6.7% interest to one of the construction contractors. Through its 67% ownership interest in AES Gener, the Company now has an effective 62% indirect economic interest in Alto Maipo. Additionally, certain construction milestones were amended and if Alto Maipo is unable to meet these milestones, there could be a material impact to the financing and value of the project. For additional information on risks regarding construction and development, refer to Item 1A.—Risk Factors—Our Business is Subject to Substantial Development Uncertainties of the 2016 Form 10-K.
Following the restructuring described above, the project continued to face construction difficulties including greater than expected costs and slower than anticipated productivity by construction contractors towards agreed-upon milestones. Furthermore, during the second quarter of 2017, as a result of the failure to perform by one of its construction contractors, Constructora Nuevo Maipo S.A. (“CNM”), Alto Maipo terminated CNM’s contract. Alto Maipo has hired a temporary replacement contractor to complete a portion of CNM’s work while the search for a permanent replacement contractor continues.  Alto Maipo is currently a party to legal proceedings concerning the termination of CNM and related matters, including but not limited to Alto Maipo’s draws on letters of credit securing CNM’s performance under the parties’ construction contract, totaling $73 million (the “LC Funds”). The LC Funds were recently collected by Alto Maipo and are available to be utilized for on-going construction costs, but CNM may attempt to require Alto Maipo to escrow the LC Funds. The Company cannot anticipate the outcome of the legal proceedings. As a result of the termination of CNM, Alto Maipo’s construction debt of $613 million and derivative liabilities of $139 million are in technical default and presented as current in the balance sheet as of June 30, 2017.

Construction at the project is continuing and Alto Maipo is working to resolve the challenges described above. Alto Maipo is seeking a replacement contractor to complete CNM’s work, and continues to maintain a dialogue with lenders and other parties. However, there can be no assurance that Alto Maipo will succeed in these efforts and if there are further delays or cost overruns, or if Alto Maipo is unable to reach an agreement with the non-recourse lenders or other parties, there is a risk that these lenders would seek to exercise remedies available as a result of the default noted above, or that Alto Maipo would not be able to meet its contractual or other obligations and would be unable to continue with the project. If any of the above occur, there could be a material impairment for the Company.
The carrying value of the long-lived assets and deferred tax assets of Alto Maipo as of June 30, 2017 was approximately $1.3 billion and $60 million, respectively. The Parent Company has invested approximately $360 million in Alto Maipo and has an additional equity commitment of $55 million to be funded as part of the March restructuring described above. As a result of the construction difficulties, management assessed the recoverability of the carrying value of the long-lived asset group, noting they were not impaired as of June 30, 2017. In addition, management believes it is more likely than not that the deferred tax assets will be realized, however, they could be reduced if estimates of future taxable income are decreased.
Impairments
Long-lived Assets — During the six months ended June 30, 2017, the Company recognized asset impairment expense of $184 million at the Kazakhstan CHP and Hydroelectric plants, $66 million at the Stuart and Killen Stations at DPL, and $8 million at Tait Energy Storage in the PJM market. See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing these asset impairment expenses, the carrying value of the long-lived asset groups, including those that were assessed and not impaired, excluding Alto Maipo, totaled $802 million at June 30, 2017.
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
Functional Currency
Argentina — In February 2017, the Argentina Ministry of Energy issued Resolution 19/2017 which established changes to the energy price framework. As a result of this resolution, the tariff structure now has prices set in USD, rather than Argentine Pesos, and eliminates the retention of unpaid amounts and the accumulation of receivables with CAMMESA. Concurrent with the establishment of the new price framework, AES Argentina issued $300 million of bonds denominated in USD. Given these significant changes in economic facts and circumstances, the Company changed the functional currency of the Argentina businesses from the Argentine Peso to the USD effective February 2017. Changes to the energy framework could have a material impact on the Company.
Chivor — In May 2017, the Company repaid its outstanding USD denominated debt held at Chivor. In addition, the Company updated Chivor’s future financing strategy to align with the Colombian Peso denominated operational cash flows of the business. Given these changes, the Colombian Peso is now regarded as the currency of the economic environment in which Chivor primarily operates. Therefore, the Company changed the functional currency of the Chivor business from USD to the Columbian Peso effective May 2017.
Foreign Exchange and Commodities
Our businesses are exposed to and proactively manage market risk. Our primary market risk exposure is to the price of commodities, particularly electricity, oil, natural gas, coal, and environmental credits, as well as FX rates. Volatility in these prices and FX rates could have a material impact on our results. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
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
Update to Greenhouse Gas Emissions Discussion — We refer to the discussion in Item 1.—Business—United States Environmental and Land-Use Regulations-Greenhouse Gas Emissions in the Company’s 2016 Form 10-K for a discussion of certain recent developments, including the EPA’s CO2 emissions rules for new electric generating units, or GHG NSPS, as well as the CO2 emissions rules for existing power plants, called the CPP. Both the GHG NSPS and the CPP are being challenged by several states and industry groups in the D.C. Circuit. The challenges to the CPP have been fully briefed and argued but oral arguments have not yet taken place on the GHG NSPS. On March 28, 2017, the EPA filed a motion in the D.C. Circuit to hold the challenges to both the CPP and the GHG NSPS in abeyance in light of an Executive Order signed the same day. On April 28, 2017, the D.C. Circuit issued orders holding the challenges to both rules in abeyance for 60 days. The Executive Order instructs the EPA Administrator to review the GHG NSPS and CPP and “if appropriate...as soon as practicable...publish for notice and comment proposed rules suspending, revising, or rescinding those rules.” On April 4, 2017, the EPA published a notice in the Federal Register to announce that it is initiating administrative reviews of both the CPP and the GHG NSPS as a result of the Executive Order.
We cannot predict at this time the likely outcome of the EPA’s review of either the CPP or the GHG NSPS. By order of the U.S. Supreme Court, the CPP has been stayed pending resolution of the challenges to the rule. Due to the future uncertainty of the CPP, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, could be material. The GHG NSPS remains in effect at this time, and, absent further action from the EPA that rescinds or substantively revises the NSPS, it could impact any Company plans to construct and/or modify or reconstruct electric generating units in some locations, which may have a material impact on our business, financial condition or results of operations.
Updates to Water Discharges Regulations Discussion — As further discussed in Item 1.—Business—United States Environmental and Land-Use Regulations-Water Discharges in the Company’s 2016 Form 10-K, the EPA published its final effluent limitations guideline (“ELG”) rule in November 2015 to reduce toxic pollutants discharged into waters of the United States by power plants. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash and more stringent effluent limitations for flue gas desulfurization wastewater. The required compliance time lines for existing sources was to be established between November 1, 2018 and December 31, 2023. On June 6, 2017, the EPA published a proposed rule that would postpone compliance with the ELG rule while it reconsidered the rule. While we are still evaluating the effects of the rule, we anticipate that the implementation of its current requirements could have a material adverse effect on our results of operations, financial condition and cash flows, and a postponement or reconsideration of the rule that leads to less stringent requirements would likely offset some or all of the adverse effects of the rule.
As further discussed in Item 1.—Business—United States Environmental and Land-Use Regulations—Water Discharges in the Company’s 2016 Form 10-K and in Item 1.—Management’s Discussion and Analysis—Key Trends and Uncertainties—Updates to Water Discharges Discussion in the Company’s Form 10-Q for the fiscal quarter ended March 31, 2017, the EPA published a final rule in June 2015 defining federal jurisdiction over waters of the U.S. This rule, which became effective on August 28, 2015, may expand or otherwise change the number and types of waters or features subject to federal permitting. On October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) issued an order to temporarily stay the “Waters of the U.S.” rule nationwide. As of June 30, 2017, the Sixth Circuit’s stay remains in place, while its decision is being appealed to the U.S. Supreme Court. On June 27, 2017, the EPA proposed a rule that would rescind the “Waters of the U.S.” rule and re-codify the definition of “Waters of the United States” that existed prior to the 2015 rule. We cannot predict the outcome of this judicial or regulatory process, but if the “Waters of the United States” rule is ultimately implemented in its current or substantially similar form and survives the legal challenges, it could have a material impact on our business, financial condition or results of operations.
Other — On April 13, 2017, as directed by President Trump’s Executive Order 13777, the EPA published a proposed rule called “Evaluation of Existing Regulations,” announcing the formation of a task force to evaluate regulatory burdens and soliciting comments on any federal regulations that should be considered for repeal, replacement, or modification. The task force will attempt to identify regulations that (a) eliminate jobs or inhibit job creation; (b) are outdated, unnecessary, or ineffective; (c) impose costs that exceed benefits; (d) create a serious inconsistency or otherwise interfere with regulatory reform initiatives and policies; (e) are based on data or methods that are not transparent or publicly available; and (f) are derived from or implement executive orders that have been rescinded or modified. It is unclear what impact this regulatory evaluation will have on our U.S. businesses.
Capital Resources and Liquidity
Overview — As of June 30, 2017, the Company had unrestricted cash and cash equivalents of $1.2 billion, of which $127 million was held at the Parent Company and qualified holding companies. The Company also had $740 million in short-term investments, held primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $891 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $16.4 billion and $4.4 billion, respectively.
We expect current maturities of non-recourse debt will be repaid from net cash provided by operating activities of the subsidiary to which the debt relates, through opportunistic refinancing activity, or some combination thereof. We have $4 million of recourse debt which matures within the next twelve months. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to indebtedness under its floating rate $240 million outstanding senior unsecured notes due 2019, its $524 million outstanding secured term loan due 2022 and drawings, if any, under its senior secured credit facility. On a consolidated basis, of the Company’s $20.8 billion of total debt outstanding as of June 30, 2017, approximately $3.5 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $1.6 billion of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At June 30, 2017, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $826 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).

As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At June 30, 2017, we had $245 million in letters of credit outstanding provided under our unsecured credit facility, $7 million in letters of credit outstanding provided under our senior secured credit facility, and $3 million in cash collateralized letters of credit outstanding outside of our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended June 30, 2017, the Company paid letter of credit fees ranging from 0.25% to 2.25% per annum on the outstanding amounts.
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
Long-Term Receivables — As of June 30, 2017, the Company had approximately $279 million of accounts receivable classified as Noncurrent assets—other, primarily related to certain of its generation businesses in Argentina and the United States, and its utility business in Brazil. These noncurrent receivables mostly consist of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond June 30, 2018, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 5—Financing Receivables included in Part I—Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—Argentina—Regulatory Framework included in our 2016 Form 10-K for further information.
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three and six month periods (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
Cash flows provided by (used in):	2017	2016	$ Change	2017	2016	$ Change
Operating activities	$251	$723	$(472)	$954	$1,363	$(409)
Investing activities	(768)	(778)	10	(1,108)	(1,326)	218
Financing activities	143	137	6	64	(43)	107

Operating Activities
The following table summarizes the key components of our consolidated operating cash flows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
Net Income (loss)	$150	$(387)	$537	$248	$(313)	$561
Depreciation and amortization	290	296	(6)	581	586	(5)
Impairment expenses	90	235	(145)	258	396	(138)
(Gain) loss on extinguishment of debt	12	—	12	(5)	(4)	(1)
Other adjustments to net income	105	444	(339)	166	424	(258)
Non-cash adjustments to net income (loss)	497	975	(478)	1,000	1,402	(402)
Net income, adjusted for non-cash items	$647	$588	$59	$1,248	$1,089	$159
Net change in operating assets and liabilities (1)	$(396)	$135	$(531)	$(294)	$274	$(568)
Net cash provided by operating activities (2)	$251	$723	$(472)	$954	$1,363	$(409)
_____________________________

(1)	Refer to the table below for explanations of the variance in operating assets and liabilities (also generally referred to as “working capital” in the Segment Operating Cash Flow Analysis).

(2)	Amounts included in the table above include the results of discontinued operations, where applicable.
Net change in operating assets and liabilities decreased by $531 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, which was primarily driven by (in millions):

Increases in:
Accounts receivable, primarily at Maritza, Alicura and Eletropaulo	$(499)
Prepaid expenses and other current assets, primarily at Eletropaulo and Sul as a result of amortization of short-term regulatory assets and energy and regulatory charges in 2016 that did not recur in 2017	(163)
Accounts payable and other current liabilities, primarily at Maritza, Eletropaulo and Gener	425
Decreases in:
Other liabilities, primarily due to higher deferrals into regulatory liabilities related to energy costs in 2016 compared to 2017 at Eletropaulo	(278)
Other	(16)
Total decrease in cash from changes in operating assets and liabilities	$(531)
Net change in operating assets and liabilities decreased by $568 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, which was primarily driven by (in millions):

Increases in:
Accounts receivable, primarily at Maritza and Eletropaulo	$(486)
Prepaid expenses and other current assets, primarily at Eletropaulo and Sul as a result of amortization of short-term regulatory assets and energy and regulatory charges in 2016 that did not recur in 2017. Increase is also attributable to short term regulatory assets primarily at El Salvador and DPL	(317)
Accounts payable and other current liabilities, primarily at Eletropaulo, Sul and Maritza	423
Income taxes payable, net, and other taxes payable, primarily at Tietê, Chivor, Gener and IPL	194
Decreases in:
Other liabilities, primarily due to higher deferrals into regulatory liabilities related to energy costs in 2016 compared to 2017 at Eletropaulo	(344)
Other	(38)
Total decrease in cash from changes in operating assets and liabilities	$(568)
Investing Activities
Net cash used in investing activities decreased by $10 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, which was primarily driven by (in millions):

Increases in:
Capital expenditures (1)	$(34)
Decreases In:
Net sales of short-term investments	(198)
Proceeds from the sales of businesses, net of cash sold (primarily related to the receipt of contingent sales proceeds in 2016 from the sale of Cameroon, partially offset by the sale of Kazakhstan CHPs in 2017)	(12)
Restricted cash, debt service and other assets	248
Other investing activities	6
Total decrease in net cash used in investing activities	$10
_____________________________

(1)	Refer to the tables below for a breakout of capital expenditures by type and primary business driver.

Net cash used in investing activities decreased by $218 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, which was primarily driven by (in millions):

Decreases in:
Capital expenditures (1)	$132
Proceeds from the sales of businesses, net of cash sold (primarily related to the sales of DPLER, Kelanitissa and Jordan in 2016 and the receipt of contingent sales proceeds in 2016 from the sale of Cameroon, partially offset by the sale of Kazakhstan CHPs in 2017)	(123)
Net purchases of short-term investments	98
Restricted cash, debt service and other assets	130
Other investing activities	(19)
Total decrease in net cash used in investing activities	$218
_____________________________

(1)	Refer to the tables below for a breakout of capital expenditures by type and primary business driver.
Capital Expenditures
The following table summarizes the Company's capital expenditures for growth investments, maintenance, and environmental reported in investing cash activities for the periods indicated (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
Growth Investments	$(495)	$(395)	$(100)	$(799)	$(787)	$(12)
Maintenance	(140)	(156)	16	(286)	(317)	31
Environmental (1)	(14)	(64)	50	(38)	(151)	113
Total capital expenditures	$(649)	$(615)	$(34)	$(1,123)	$(1,255)	$132
_____________________________

(1)	Includes both recoverable and non-recoverable environmental capital expenditures. See Non-GAAP Measures—Free Cash Flow for more information.
Cash used for capital expenditures increased by $34 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, which was primarily driven by (in millions):

Decreases in:
Growth expenditures at the US SBU, primarily due to lower spending related to the CCGT at IPL, partially offset by increased spending at Southland repowering and various Distributed Energy projects	$32
Maintenance and environmental expenditures at the US SBU, primarily due to lower spending at IPL on the NPDES and Harding Street refueling projects, decreased spending on MATS and CCR compliance due to project completion and decreased spending at DPL on the Stuart and Killen facilities due to planned plant closures	66
Increases in:
Growth expenditures at the Andes SBU, primarily due to increased spending and payments related to the contract restructuring at Alto Maipo, partially offset by lower spending related to Cochrane due to project completion	(82)
Growth, maintenance and environmental expenditures at the Brazil SBU, primarily due to the quality indicators recovery plan at Eletropaulo, partially offset by the absence of spending at Sul due to its sale in 2016	(24)
Growth expenditures at the MCAC SBU, primarily due to the timing of construction activities related to the Colon project, partially offset by lower spending on the Combined Cycle project at DPP in Los Mina	(37)
Other capital expenditures	11
Total increase in net cash used for capital expenditures	$(34)
Cash used for capital expenditures decreased by $132 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, which was primarily driven by (in millions):

Decreases in:
Growth expenditures at the US SBU, primarily due to lower spending related to the CCGT at IPL, partially offset by increased spending at Southland repowering and various Distributed Energy projects	$112
Maintenance and environmental expenditures at the US SBU, primarily due to lower spending at IPL on the NPDES and Harding Street refueling projects, decreased spending on MATS and CCR compliance due to project completion and decreased spending at DPL on the Stuart and Killen facilities due to planned plant closures	133
Increases in:
Growth expenditures at the Andes SBU, primarily due to increased spending and payments related to the contract restructuring at Alto Maipo, partially offset by lower spending related to Cochrane due to project completion	(52)
Growth, maintenance and environmental expenditures at the Brazil SBU, primarily due to the quality indicators recovery plan at Eletropaulo, partially offset by the absence of spending at Sul due to its sale in 2016	(39)
Growth expenditures at the MCAC SBU, primarily due to the timing of construction activities related to the Colon project, partially offset by lower spending on the Combined Cycle project at DPP in Los Mina	(48)
Other capital expenditures	26
Total decrease in net cash used for capital expenditures	$132

Financing Activities
Net cash provided by financing activities increased $6 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, which was primarily driven by (in millions):

Decreases in:
Net repayments under the revolving credit facilities, primarily at the US SBU, partially offset by a decrease in net borrowings at the Parent Company and an increase in net repayments at the MCAC SBU	$22
Contributions from noncontrolling interests, primarily at the MCAC and US SBUs	(51)
Payments for financed capital expenditures, primarily at the Europe SBU, partially offset by an increase in payments at the Asia SBU	42
Increases in:
Payments for financing fees, primarily at the US SBU, partially offset by a decrease in payments at the MCAC SBU	(18)
Other financing activities	11
Total increase in net cash provided by financing activities	$6
Net cash provided by financing activities increased $107 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, which was primarily driven by (in millions):

Decreases in:
Purchases of treasury stock by the Parent Company	$79
Proceeds from the sale of redeemable stock of subsidiaries at IPALCO	(134)
Increases in:
Net issuance of non-recourse debt, primarily at the Brazil SBU	370
Net repayments of recourse debt at the Parent Company (1)	(224)
Other financing activities	16
Total increase in net cash provided by financing activities	$107
_____________________________

(1)	See Note 7—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant recourse debt transactions.

Segment Operating Cash Flow Analysis
Operating Cash Flow by SBU (1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
US SBU	$152	$193	$(41)	$303	$400	$(97)
Andes SBU	96	105	(9)	228	143	85
Brazil SBU	2	168	(166)	269	409	(140)
MCAC SBU	49	21	28	134	60	74
Europe SBU	63	363	(300)	153	455	(302)
Asia SBU	53	31	22	134	103	31
Corporate and Other	(164)	(158)	(6)	(267)	(207)	(60)
Total SBUs	$251	$723	$(472)	$954	$1,363	$(409)
_____________________________

(1)	Operating cash flow as presented above include the effects of intercompany transactions with other segments except for interest, tax sharing, charges for management fees and transfer pricing.

US SBU
The decrease in Operating Cash Flow of $41 million was driven primarily by the following (in millions):

US SBU Q2 2017 vs. Q2 2016 (QTD)
Lower operating margin, net of a decrease in depreciation of $13	$(22)
Payment to return competitive bid auction deposits at DPL	(14)
Timing of interest payments at DPL	(11)
Timing of collections related to prior year regulatory liabilities at DPL arising from excess collections of the energy efficiency rider in 2016	(8)
Higher collections at IPL, due primarily to the timing of the 2016 rate order	16
Other	(2)
Total US SBU Operating Cash Decrease	$(41)

The decrease in Operating Cash Flow of $97 million was driven primarily by the following (in millions):

US SBU Q2 2017 vs. Q2 2016 (YTD)
Lower operating margin, net of a decrease in depreciation of $22	$(32)
Timing of payments for purchased power and other general accounts payable at DPL	(29)
Lower collections at DPL, primarily due to the settlement of receivable balances at DPLER upon its sale in Q1 2016	(21)
Higher payments for inventory purchases at IPL, due primarily to inventory optimization efforts that occurred in 2016	(20)
Higher payments for general accounts payable at IPL, due to the timing of purchases	(14)
Higher inventory purchases at DPL, due primarily to efforts to reduce coal inventories at the Stuart and Killen plants in 2016	(14)
Higher collections at IPL, primarily due to higher A/R balances in December 2016 resulting from favorable weather and the 2016 rate order	34
Other	(1)
Total US SBU Operating Cash Decrease	$(97)

ANDES SBU
The decrease in Operating Cash Flow of $9 million was driven primarily by the following (in millions):

Andes SBU Q2 2017 vs. Q2 2016 (QTD)
Higher operating margin, net of increased depreciation of $13	$28
Increase in other working capital requirements in Argentina due primarily to lower collections resulting form the timing of maintenance activities	(45)
Higher tax payments in Chile, due primarily to the timing of the annual tax payment and higher taxable income in 2016	(39)
Lower VAT refunds, primarily at Alto Maipo and Cochrane	(26)
Increase in interest payments at Cochrane, which are no longer capitalized	(7)
Lower tax payments at Chivor, primarily due to lower taxable income in 2016	50
Increase in collections of financing receivables in Argentina, resulting primarily from the commencement of commercial operations at the Guillermo Brown plant	17
Environmental tax accruals in Chile impacting margin but not operating cash flow	13
Total Andes SBU Operating Cash Decrease	$(9)
The increase in Operating Cash Flow of $85 million was driven primarily by the following (in millions):

Andes SBU Q2 2017 vs. Q2 2016 (YTD)
Higher operating margin, net of increased depreciation of $25	$63
Lower tax payments, primarily due to lower taxable income at Chivor in 2016	50
Increase in collections of financing receivables in Argentina, resulting primarily from the commencement of commercial operations at the Guillermo Brown plant	33
Environmental tax accruals in Chile impacting margin but not operating cash flow	25
Lower VAT payments due to timing of construction activities	10
Lower collections at Chivor, primarily due to increased sales from Q4 2015 (collected in Q1 2016)	(35)
Increase in other working capital requirements in Argentina due primarily to lower collections resulting form the timing of maintenance activities	(40)
Lower VAT refunds, primarily at Alto Maipo and Cochrane	(21)
Increase in interest payments at Cochrane, which are no longer capitalized	(15)
Other	15
Total Andes SBU Operating Cash Increase	$85

BRAZIL SBU
The decrease in Operating Cash Flow of $166 million was driven primarily by the following (in millions):

Brazil SBU Q2 2017 vs. Q2 2016 (QTD)
Higher operating margin, net of increased depreciation of $8	$27
Higher collections in the prior year of costs deferred in net regulatory assets at Eletropaulo as a result of unfavorable hydrology in prior periods	(198)
Lower collections of accounts receivable at Eletropaulo due primarily to higher tariff flags in 2016	(55)
Lack of AES Sul’s operating cash flow, which was sold in 2016	(43)
Timing of non-income tax payments at Eletropaulo	(42)
Timing of collections at Tietê, due to higher energy sales under bilateral contracts	(17)
Non-cash contingency items at Eletropaulo in 2016	(10)
Timing of payments for energy purchases at Eletropaulo due to lower energy costs and lower regulatory charges	184
Other	(12)
Total Brazil SBU Operating Cash Decrease	$(166)

The decrease in Operating Cash Flow of $140 million was driven primarily by the following (in millions):

Brazil SBU Q2 2017 vs. Q2 2016 (YTD)
Higher operating margin, net of increased depreciation of $19	$102
Higher collections in the prior year of costs deferred in net regulatory assets at Eletropaulo as a result of unfavorable hydrology in prior periods	(342)
Lower collections of accounts receivable at Eletropaulo due primarily to higher tariff flags in 2016	(134)
Lack of AES Sul’s operating cash flow, which was sold in 2016	(55)
Timing of non-income tax payments at Eletropaulo	(35)
Increase in pension contributions at Eletropaulo	(18)
Timing of payments for energy purchases at Eletropaulo due to lower energy costs and lower regulatory charges	235
Receipt of YPF legal settlement at Uruguaiana	60
Lower tax payments at Tietê resulting from lower taxable income in 2016	60
Other	(13)
Total Brazil SBU Operating Cash Decrease	$(140)

MCAC SBU
The increase in Operating Cash Flow of $28 million was driven primarily by the following (in millions):

MCAC SBU Q2 2017 vs. Q2 2016 (QTD)
Higher operating margin, net of increased depreciation of $3	$26
Lower tax payments in El Salvador, due primarily to lower taxable income in 2016	15
Lower working capital requirements in Mexico, primarily due to the timing of payments for fuel purchases at TEG/TEP	15
Lower working capital requirements in Puerto Rico, primarily due to the timing of payments for coal purchases	11
Higher tax payments in the Dominican Republic, primarily due to higher taxable income in 2016	(16)
Higher interest payments in the Dominican Republic, primarily due to an increase in net debt and higher average interest rates	(13)
Timing of payments for energy purchases in Panama	(10)
Total MCAC SBU Operating Cash Increase	$28

The increase in Operating Cash Flow of $74 million was driven primarily by the following (in millions):

MCAC SBU Q2 2017 vs. Q2 2016 (YTD)
Higher operating margin, net of increased depreciation of $3	$38
Lower working capital requirements in the Dominican Republic, primarily due to higher collections of energy sales at Los Mina and the timing of payments for LNG shipments at Andres	26
Lower working capital requirements in Puerto Rico, primarily due to the timing of payments for coal purchases and higher collections	24
Lower tax payments in the Dominican Republic, primarily due to lower withholding taxes on dividends paid in 2016 to AES Affiliates	15
Lower tax payments in El Salvador, due primarily to lower taxable income in 2016	15
Higher working capital requirements in El Salvador, primarily due to higher energy purchases deferred into regulatory assets and the timing of collections	(35)
Higher interest payments in the Dominican Republic, primarily due to an increase in net debt and higher average interest rates	(11)
Other	2
Total MCAC SBU Operating Cash Increase	$74

EUROPE SBU
The decrease in Operating Cash Flow of $300 million was driven primarily by the following (in millions):

Europe SBU Q2 2017 vs. Q2 2016 (QTD)
Higher operating margin, net of lower depreciation of $7	$22
Lower collections at Maritza, primarily due to the collection of overdue receivables from NEK in 2016	(368)
Increase in working capital requirements at Ballylumford, primarily due to the timing of outages	(11)
Lower payments to fuel suppliers at Maritza, primarily due to the settlement of overdue invoices in 2016 pursuant to the tripartite agreement with NEK and MMI	67
Other	(10)
Total Europe SBU Operating Cash Decrease	$(300)

The decrease in Operating Cash Flow of $302 million was driven primarily by the following (in millions):

Europe SBU Q2 2017 vs. Q2 2016 (YTD)
Higher operating margin, net of lower depreciation of $8	$18
Lower collections at Maritza, primarily due to the collection of overdue receivables from NEK in 2016	(382)
Higher mark-to-market valuation of commodity swaps at Kilroot impacting margin but not operating cash flow	(16)
Lower payments to fuel suppliers at Maritza, due primarily to the settlement of overdue invoices in 2016 pursuant to the tripartite agreement with NEK and MMI	74
Other	4
Total Europe SBU Operating Cash Decrease	$(302)

ASIA SBU

The increase in Operating Cash Flow of $22 million was driven primarily by the following (in millions):

Asia SBU Q2 2017 vs. Q2 2016 (QTD)
Lower working capital requirements at Masinloc due to the timing of payments for coal purchases	$26
Other	(4)
Total Asia SBU Operating Cash Increase	$22

The increase in Operating Cash Flow of $31 million was driven primarily by the following (in millions):

Asia SBU Q2 2017 vs. Q2 2016 (YTD)
Decrease in service concession asset expenditures	$24
Lower working capital requirements at Masinloc, primarily due to the timing of payments for coal purchases	21
Higher working capital requirements at Mong Duong due to the timing of payments for coal purchases	(9)
Other	(5)
Total Asia SBU Operating Cash Increase	$31

CORPORATE AND OTHER

The decrease in Operating Cash Flow of $6 million was driven primarily by the following (in millions):

Corporate and Other Q2 2017 vs. Q2 2016 (QTD)
Timing of annual property insurance premiums received from SBUs	$(20)
Higher payments for interest expense, primarily due to timing	(8)
Timing of intercompany settlements with SBUs	(4)
Lower realized losses on oil derivatives	5
Other	21
Total Corporate and Other Operating Cash Decrease	$(6)

The decrease in Operating Cash Flow of $60 million was driven primarily by the following (in millions):

Corporate and Other Q2 2017 vs. Q2 2016 (YTD)
Timing of intercompany settlements with SBUs	$(38)
Higher realized losses on oil derivatives	(22)
Higher payments for people-related costs and associated payroll taxes	(18)
Other	18
Total Corporate and Other Operating Cash Decrease	$(60)

Parent Company Liquidity
The following discussion is included as a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is a non-GAAP measure and should not be construed as an alternative to cash and cash equivalents which is determined in accordance with GAAP as a measure of liquidity. Cash and cash equivalents is disclosed in the Condensed Consolidated Statements of Cash Flows. Parent Company Liquidity may differ from similarly titled measures used by other companies. The principal sources of liquidity at the Parent Company level are dividends and other distributions from our subsidiaries, including refinancing proceeds, proceeds from debt and equity financings at the Parent Company level, including availability under our credit facility, and proceeds from asset sales. Cash requirements at the Parent Company level are primarily to fund interest, principal repayments of debt, construction commitments, other equity commitments, common stock repurchases, acquisitions, taxes, Parent Company overhead and development costs, and dividends on common stock.
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

	June 30, 2017	December 31, 2016
Consolidated cash and cash equivalents	$1,213	$1,305
Less: Cash and cash equivalents at subsidiaries	(1,086)	(1,205)
Parent Company and qualified holding companies’ cash and cash equivalents	127	100
Commitments under Parent Company credit facilities	1,100	800
Less: Letters of credit under the credit facilities	(7)	(6)
Borrowings available under Parent Company credit facilities	1,093	794
Total Parent Company Liquidity	$1,220	$894
The Company paid dividends of $0.12 per share to its common stockholders during both the first and second quarter of 2017 for dividends declared in December 2016 and February 2017. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4.4 billion and $4.7 billion as of June 30, 2017 and December 31, 2016, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2016 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for — among other items — limitations on other indebtedness; liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of June 30, 2017, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2.6 billion. The portion of current debt related to such defaults was $994 million at June 30, 2017, all of which was non-recourse debt related to two subsidiaries — Puerto Rico and Alto Maipo. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’ corporate debt agreements as of June 30, 2017, in order for such defaults to trigger an event of default or permit acceleration under AES’ indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of June 30, 2017, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2016 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2017.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2017, we project pretax earnings exposure on a 10% move in commodity prices would be approximately $5 million for U.S. power (DPL), less than $5 million for natural gas, less than $5 million for oil and less than $5 million for coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the US SBU, the generation businesses are largely contracted but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. IPL primarily generates energy to meet its retail customer demand however it opportunistically sells surplus economic energy into wholesale markets at market prices. Additionally, at DPL, competitive retail markets permit our customers to select alternative energy suppliers or elect to remain in aggregated customer pools for which energy is supplied by third party suppliers through a competitive auction process. DPL participates in these auctions held by other utilities and sells the remainder of its economic energy into the wholesale market. Given that natural gas-fired generators generally get energy prices for many markets, higher natural gas prices tend to expand our coal fixed margins. Our non-contracted generation margins are impacted by many factors, including the growth in natural gas-fired generation plants, new energy supply from renewable sources, and increasing energy efficiency.
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
In the Europe SBU, our Kilroot facility operates on a short-term sales strategy. To the extent that sales are unhedged, the commodity risk at our Kilroot business is to the clean dark spread, which is the difference between electricity price and our coal-based variable dispatch cost, including emissions. Natural gas-fired generators set power prices for many periods, so higher natural gas prices generally expand margins and higher coal or emissions prices reduce them. Similarly, increased wind generators displaces higher cost generation, reducing Kilroot's margins, and vice versa.
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
Foreign Exchange Rate Risk — In the normal course of business, we are exposed to foreign currency risk and other foreign operations risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the U.S. Dollar ("USD"). Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in the USD or currencies other than their own functional currencies. Certain of our foreign subsidiaries calculate and pay taxes in currencies other than their own functional currency. We have varying degrees of exposure to changes in the exchange rate between the USD and the following currencies: Argentine Peso, British Pound, Brazilian Real, Chilean Peso, Colombian Peso, Dominican Peso, Euro, Indian Rupee, Kazakhstan Tenge, Mexican Peso and Philippine Peso. These subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.
AES enters into cash flow hedges to protect economic value of the business and minimize impact of foreign exchange rate fluctuations to AES portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distribution and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis which could result in greater volatility in earnings. The largest foreign exchange risks over a 12-month forward- looking period stem from the following currencies: Brazilian Real, Euro, Colombian Peso, British Pound, and Kazakhstani Tenge. As of June 30, 2017, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Brazilian Real, British Pound, Colombian Peso, Euro and Kazakhstani Tenge each are projected to be reduced by less than $5 million for 2017. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2017 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
Interest Rate Risk — We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable and fixed-rate debt, as well as interest rate swap, cap, floor and option agreements.
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
As of June 30, 2017, the portfolio’s pretax earnings exposure for 2017 to a one-time 100-basis-point increase in interest rates for our Argentine Peso, Brazilian Real, Colombian Peso, Euro, Kazakhstani Tenge and USD denominated debt would be approximately $15 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2017, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of June 30, 2017.
In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the state of Rio de Janeiro (“FDC”) against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the FDC found in favor of Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the FDC to collect approximately R$2 billion ($611 million) from Eletropaulo as estimated by Eletropaulo (or approximately R$2.71 billion ($819 million) as of March 2017, as estimated by Eletrobrás, and possibly legal costs) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). In November 2002, the FDC rejected Eletropaulo's defenses in the execution suit. On appeal, the case was remanded to the FDC for further proceedings to determine whether Eletropaulo is liable for the debt. In December 2012, the FDC issued a decision that Eletropaulo is liable for the debt. However, that decision was annulled on appeal and the case was remanded to the FDC for further proceedings. On remand at the FDC, the FDC appointed an accounting expert to analyze the issues in the case. In September 2015, the expert issued a preliminary report concluding that Eletropaulo is liable for the debt, without quantifying the debt. Eletropaulo thereafter submitted questions to the expert and reports rebutting the expert's preliminary report (“Rebuttal Reports”). In April 2016, Eletrobrás requested that the expert determine both the criteria to calculate the debt and the amount of the debt. In April 2017, the FDC ordered the expert to comment on Eletropaulo’s Rebuttal Reports and to analyze the questions presented by the parties. It is unclear when the expert will respond. Ultimately, a decision will be issued by the FDC, which will be free to reject or adopt in whole or in part the expert's report. If the FDC again determines that Eletropaulo is liable for the debt, Eletrobrás will be entitled to resume the execution suit in the FDC. If Eletrobrás does so, Eletropaulo will be required to provide security for its alleged liability. In addition, in February 2008, CTEEP filed a lawsuit in the FDC against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. In June 2016, the FDC dismissed CTEEP’s lawsuit, on the ground that CTEEP’s claim would be decided in the FDC lawsuit initiated by Eletrobrás. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. If Eletrobrás requests the seizure of the security noted above and the FDC grants such request (or if a court determines that Eletropaulo is liable for the debt), Eletropaulo's results of operations may be materially adversely affected and, in turn, the Company's results of operations may also be materially adversely affected. Eletropaulo and the Company could face a loss of earnings and/or cash flows and may have to provide loans or equity to support affected businesses or projects, restructure them, write down their value, and/or face the possibility that Eletropaulo cannot continue operations or provide returns consistent with our expectations, any of which could have a material impact on the Company.
In September 1996, a public civil action was asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the state of São Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$2 million ($605 thousand) as of December 31, 2015, or pay an indemnification amount of approximately R$15 million ($5 million). Eletropaulo has appealed this decision to the Supreme Court and the Supreme Court affirmed the decision of the Appellate Court. Following the Supreme Court's decision, the case has been remanded to the court of first instance for further proceedings and to monitor compliance by the defendants with the terms of the decision. In January 2014, Eletropaulo informed the court that it intended to comply with the court's decision by donating a green area inside a protection zone and restore watersheds, the aggregate cost of which is expected to be approximately R$2 million ($605 thousand). Eletropaulo also requested that the court add the current owner of the land where the Associação facilities are located, Empresa Metropolitana de Águas e Energia S.A. (“EMAE”), as a party to the lawsuit and order EMAE to perform the demolition and reforestation aspects of the court's decision. In July 2014, the court requested the Secretary of the Environment for the State of São Paulo to notify the court of its opinion regarding the acceptability of the green areas to be donated by Eletropaulo to the State of São Paulo. In January 2015, the Secretary of the Environment for the State of São Paulo notified Eletropaulo and the court that it would not accept Eletropaulo's proposed green areas donation. Instead of such green areas donation, the Secretary of the Environment proposed in March 2015 that Eletropaulo undertake an environmental project to offset the alleged environmental damage. Since March 2015, Eletropaulo and the Secretary of Environment have been working together to define an environmental project, which will be submitted for approval by the Public Prosecutor. The cost of such project is currently estimated to be R$3 million ($1 million).
In December 2001, Grid Corporation of Odisha (“GRIDCO”) served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the shareholders agreement between GRIDCO, the Company, AES ODPL, Jyoti and the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company. In the arbitration, GRIDCO asserted that a comfort letter issued by the Company in connection with the Company's indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO's financial obligations to GRIDCO. GRIDCO appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by GRIDCO. The Company counterclaimed against GRIDCO for damages. In June 2007, a 2-to-1 majority of the arbitral tribunal rendered its award rejecting GRIDCO's claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to GRIDCO. The respondents' counterclaims were also rejected. A majority of the tribunal later awarded the respondents, including the Company, some of their costs relating to the arbitration. GRIDCO filed challenges of the tribunal's awards with the local Indian court. GRIDCO's challenge of the costs award has been dismissed by the court, but its challenge of the liability award remains pending. A hearing on the liability award is scheduled for August 24, 2017. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In May 2008, the Tax Authority initiated a collection suit against Eletropaulo, seeking to collect approximately R$230 million ($70 million) in PIS taxes (as estimated by Eletropaulo) for the period of March 1996 to December 1998. Unfavorable decisions on the merits were issued by the First Instance Court (“FIC”) and the Second Instance Court (“SIC”) in January 2011 and April 2015, respectively. Subsequently, Eletropaulo requested that the SIC remit the case to the Superior Court of Justice (“STJ”) and the Supreme Federal Court (“STF”). In March 2017, the SIC rejected Eletropaulo’s request. Eletropaulo has requested that an SIC panel review the March 2017 decision. In addition, Eletropaulo has appealed that decision to the STJ and STF. Also, in April 2017, in a related execution proceeding, the FIC asked the Tax Authority to advise on whether it intends to pursue collection. After it is officially notified, the Tax Authority may request that Eletropaulo replace its bank guarantee with a cash deposit of the amount in dispute into a judicial account (currently, the bank guarantee is in place as security for Eletropualo’s alleged obligation). If necessary, Eletropaulo will contest any request that it must make a cash deposit. Eletropaulo believes it has meritorious defenses and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In October 2009, IPL received an NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL's three primarily coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the CAA. IPL management previously met with EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact to IPL and could, in turn, have a material impact on the Company. IPL would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that it would be successful in that regard.
In June 2011, the São Paulo Municipal Tax Authority (the “Tax Authority”) filed 60 tax assessments in São Paulo administrative court against Eletropaulo, seeking to collect services tax (“ISS”) that allegedly had not been paid on revenues for services rendered by Eletropaulo. Eletropaulo challenged the assessments on the grounds that the revenues at issue were not subject to ISS. In October 2013, the First Instance Administrative Court (“FIAC”) determined that Eletropaulo was liable for ISS, interest, and related penalties totaling approximately R$3.3 billion ($1 billion) as estimated by Eletropaulo. Eletropaulo thereafter appealed to the Second Instance Administrative Court (“SIAC”). In January 2016, the Tax Authority nullified most of the ISS sought from Eletropaulo. In January 2017, the SIAC issued a decision confirming the reduction and rejecting certain other amounts of ISS as time-barred, but finding that Eletropaulo was liable for the remainder of ISS totaling approximately R$200 million ($60 million). The Tax Authority appealed the SIAC’s decision on the time-barred amounts, totaling approximately R$16 million ($5 million) (“Time-Barred Amounts”), to the Municipal Council of Taxes (“MCT Proceeding”). With respect to the R$200 million, in March 2017, the Tax Authority canceled most of that amount (“March 2017 Cancelation”), and initiated an execution lawsuit to collect the remainder of approximately R$70 million ($21 million) (“Execution Lawsuit”). The Time-Barred Amounts and the March 2017 Cancelation will be reviewed in the ongoing MCT Proceeding. The Execution Lawsuit is also ongoing. Eletropaulo believes it has meritorious defenses and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê had paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the grounds that the tax rate was set in the applicable legislation. In April 2013, the FIAC determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest, and penalties totaling approximately R$980 million ($296 million) as estimated by AES Tietê. AES Tietê appealed to the SIAC. In January 2015, the SIAC issued a decision in AES Tietê's favor, finding that AES Tietê was not liable for unpaid taxes. The public prosecutor subsequently filed an appeal, which was denied as untimely. The Tax Authority thereafter filed a motion for clarification of the SIAC's decision, which was denied in September 2016. The Tax Authority later filed a special appeal (“Special Appeal”), which was rejected as untimely in October 2016. The Tax Authority thereafter filed an interlocutory appeal with the Superior Administrative Court (“SAC”). In March 2017, the President of the SAC determined that the SAC would analyze the Special Appeal on timeliness and, if required, the merits. AES Tietê has challenged the Special Appeal. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In January 2017, the Superintendencia del Medio Ambiente (“SMA”) issued a Formulation of Charges asserting that Alto Maipo is in violation of certain conditions of the Environmental Approval Resolution (“RCA”) governing Alto Maipo’s hydropower project, for, among other things, operating vehicles at unauthorized times and failing to mitigate the impact of water intrusion during tunnel construction. In February 2017, Alto Maipo submitted a compliance plan to the SMA which, if approved by the agency, would resolve the matter without materially impacting construction of the project. In June 2017, the SMA issued a resolution detailing its comments on the compliance plan. Alto Maipo responded to the SMA’s comments in July 2017. The SMA is expected to issue its decision on Alto Maipo’s compliance plan in the near future. The outcome of this matter is uncertain, but an adverse decision by the SMA could have a negative impact on the construction of the project. Alto Maipo will pursue its interests vigorously in this matter; however, there can be no assurance that it will be successful in its efforts.
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Alto Maipo also initiated arbitration against CNM to recover completion costs and other damages relating to these matters. CNM subsequently initiated a separate arbitration, seeking a declaration that its termination was wrongful, damages, and other relief. CNM has not quantified its alleged damages. The arbitrations have been consolidated into a single action. Furthermore, Alto Maipo drew on letters of credit securing CNM’s performance, totaling approximately $73 million. Initially, the issuing bank did not pay Alto Maipo because CNM obtained an ex parte injunction from a Chilean court prohibiting the bank from honoring the draws. However, at Alto Maipo’s request, the Chilean court later removed the injunction. The bank thereafter paid Alto Maipo in full. CNM is seeking relief in the Chilean court of appeals and the arbitration in relation to the draws on the letters of credit. Alto Maipo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I—Item 1A.—Risk Factors of our 2016 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No repurchases were made by the AES Corporation of its common stock during the second quarter of 2017.
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of June 30, 2017, $246 million remained available for repurchase under the Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

10.1	The AES Corporation Severance Plan, as amended and restated on August 4, 2017 (filed herewith).
10.2	The AES Corporation Amended and Restated Executive Severance Plan dated August 4, 2017 (filed herewith).
10.3
Credit Agreement dated as of May 24, 2017 among The AES Corporation, as borrower, the banks listed therein and Bank of America, N.A., as administrative agent is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 24, 2017.

10.4
Amendment No. 2, dated as of June 28, 2017, to the Sixth Amended and Restated Credit Reimbursement Agreement, dated as of July 26, 2013 among The AES Corporation, a Delaware corporation, the Banks listed on the signature pages thereof and Citibank N.A., as Administrative Agent and Collateral Agent is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 29, 2017.

10.4.A
Annex A to the Amendment No. 2, date as of June 28, 2017, to the Sixth Amended and Restated Credit and Reimbursement Agreement, dated as of July 26, 2013 is incorporated herein by reference to Exhibit 10.1.A of the Company’s Form 8-K filed on June 29, 2017.

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

THE AES CORPORATION (Registrant)

Date:	August 7, 2017	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ FABIAN E. SOUZA
			Name:	Fabian E. Souza
			Title:	Vice President and Controller (Principal Accounting Officer)