Form 10-Q
period 2017-09-30
AES CORP
filed 2017-11-02
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on October 27, 2017 was 660,386,566.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pretax Contribution, a non-GAAP measure of operating performance
AFS	Available For Sale
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BNDES	Brazilian Development Bank
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CDPQ	La Caisse de depot et placement du Quebec
CHP	Combined Heat and Power
COFINS	Contribution for the Financing of Social Security
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
DPLER	DPL Energy Resources, Inc.
DPP	Dominican Power Partners, LDC
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
kWh	Kilowatt Hours
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MATS	Mercury and Air Toxics Standards
MMI	Mini Maritsa Iztok (state-owned electricity public supplier in Bulgaria)
MW	Megawatts
MWh	Megawatt Hours
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
PIS	Program of Social Integration
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
RSU	Restricted Stock Unit
SIC	Central Interconnected Electricity System
SING	Norte Grande Interconnected Electricity System
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,398	$1,305
Restricted cash	437	278
Short-term investments	563	798
Accounts receivable, net of allowance for doubtful accounts of $90 and $111, respectively	2,357	2,166
Inventory	660	630
Prepaid expenses	89	83
Other current assets	1,080	1,151
Current assets of held-for-sale businesses	76	—
Total current assets	6,660	6,411
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	798	779
Electric generation, distribution assets and other	29,916	28,539
Accumulated depreciation	(10,199)	(9,528)
Construction in progress	3,841	3,057
Property, plant and equipment, net	24,356	22,847
Other Assets:
Investments in and advances to affiliates	1,164	621
Debt service reserves and other deposits	786	593
Goodwill	1,157	1,157
Other intangible assets, net of accumulated amortization of $563 and $519, respectively	474	359
Deferred income taxes	760	781
Service concession assets, net of accumulated amortization of $182 and $114, respectively	1,382	1,445
Other noncurrent assets	2,095	1,905
Total other assets	7,818	6,861
TOTAL ASSETS	$38,834	$36,119
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,091	$1,656
Accrued interest	353	247
Accrued and other liabilities	2,020	2,066
Non-recourse debt, includes $439 and $273, respectively, related to variable interest entities	2,257	1,303
Current liabilities of held-for-sale businesses	15	—
Total current liabilities	6,736	5,272
NONCURRENT LIABILITIES
Recourse debt	4,954	4,671
Non-recourse debt, includes $1,305 and $1,502, respectively, related to variable interest entities	14,822	14,489
Deferred income taxes	742	804
Pension and other postretirement liabilities	1,387	1,396
Other noncurrent liabilities	3,047	3,005
Total noncurrent liabilities	24,952	24,365
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	967	782
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 816,312,913 issued and 660,386,566 outstanding at September 30, 2017 and 816,061,123 issued and 659,182,232 outstanding at December 31, 2016)	8	8
Additional paid-in capital	8,670	8,592
Accumulated deficit	(934)	(1,146)
Accumulated other comprehensive loss	(2,666)	(2,756)
Treasury stock, at cost (155,926,347 and 156,878,891 shares at September 30, 2017 and December 31, 2016, respectively)	(1,892)	(1,904)
Total AES Corporation stockholders’ equity	3,186	2,794
NONCONTROLLING INTERESTS	2,993	2,906
Total equity	6,179	5,700
TOTAL LIABILITIES AND EQUITY	$38,834	$36,119
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions, except per share data)
Revenue:
Regulated	$1,793	$1,785	$5,157	$4,926
Non-Regulated	1,839	1,757	5,437	5,116
Total revenue	3,632	3,542	10,594	10,042
Cost of Sales:
Regulated	(1,574)	(1,623)	(4,640)	(4,521)
Non-Regulated	(1,347)	(1,231)	(3,980)	(3,750)
Total cost of sales	(2,921)	(2,854)	(8,620)	(8,271)
Operating margin	711	688	1,974	1,771
General and administrative expenses	(52)	(40)	(155)	(135)
Interest expense	(353)	(354)	(1,034)	(1,086)
Interest income	101	110	291	365
Loss on extinguishment of debt	(49)	(16)	(44)	(12)
Other expense	(47)	(13)	(95)	(42)
Other income	18	18	105	43
Gain (loss) on disposal and sale of businesses	(1)	—	(49)	30
Asset impairment expense	(2)	(79)	(260)	(473)
Foreign currency transaction gains (losses)	21	(20)	13	(16)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	347	294	746	445
Income tax expense	(110)	(75)	(270)	(165)
Net equity in earnings of affiliates	24	11	33	25
INCOME FROM CONTINUING OPERATIONS	261	230	509	305
Loss from operations of discontinued businesses, net of income tax benefit of $4 for the nine months ended September 30, 2016	—	(1)	—	(7)
Net loss from disposal and impairments of discontinued businesses, net of income tax benefit of $401 for the nine months ended September 30, 2016	—	—	—	(382)
NET INCOME (LOSS)	261	229	509	(84)
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(109)	(54)	(328)	(97)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$152	$175	$181	$(181)
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$152	$176	$181	$208
Loss from discontinued operations, net of tax	—	(1)	—	(389)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$152	$175	$181	$(181)
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.23	$0.26	$0.28	$0.31
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	—	—	(0.59)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.23	$0.26	$0.28	$(0.28)
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.23	$0.26	$0.27	$0.31
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	—	—	(0.59)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.23	$0.26	$0.27	$(0.28)
DILUTED SHARES OUTSTANDING	663	662	662	662
DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.11	$0.24	$0.22
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
NET INCOME (LOSS)	$261	$229	$509	$(84)
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax benefit (expense) of $1, $(1), $0 and $0, respectively	80	(16)	29	232
Reclassification to earnings, net of $0 income tax	—	—	98	—
Total foreign currency translation adjustments	80	(16)	127	232
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $(6), $(7), $15 and $39, respectively	5	19	(42)	(138)
Reclassification to earnings, net of income tax benefit (expense) of $5, $(4), $(6) and $(5), respectively	1	21	50	23
Total change in fair value of derivatives	6	40	8	(115)
Pension activity:
Reclassification to earnings due to amortization of net actuarial loss, net of income tax expense of $4, $2, $10 and $4, respectively	7	3	20	10
Total pension adjustments	7	3	20	10
OTHER COMPREHENSIVE INCOME	93	27	155	127
COMPREHENSIVE INCOME	354	256	664	43
Less: Comprehensive income attributable to noncontrolling interests	(127)	(66)	(360)	(94)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$227	$190	$304	$(51)
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$509	$(84)
Adjustments to net income (loss):
Depreciation and amortization	884	877
Loss (gain) on sales and disposals of businesses	49	(30)
Impairment expenses	260	475
Deferred income taxes	(3)	(475)
Provisions for contingencies	30	28
Loss on extinguishment of debt	44	12
Loss on sales of assets	34	26
Impairments of discontinued operations	—	783
Other	61	106
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(279)	335
(Increase) decrease in inventory	(66)	36
(Increase) decrease in prepaid expenses and other current assets	140	670
(Increase) decrease in other assets	(266)	(237)
Increase (decrease) in accounts payable and other current liabilities	162	(567)
Increase (decrease) in income tax payables, net and other tax payables	(4)	(270)
Increase (decrease) in other liabilities	134	497
Net cash provided by operating activities	1,689	2,182
INVESTING ACTIVITIES:
Capital expenditures	(1,587)	(1,770)
Acquisitions of businesses, net of cash acquired, and equity method investments	(606)	(61)
Proceeds from the sale of businesses, net of cash sold, and equity method investments	39	157
Sale of short-term investments	2,942	3,747
Purchase of short-term investments	(2,673)	(3,797)
Increase in restricted cash, debt service reserves. and other assets	(311)	(123)
Other investing	(86)	(22)
Net cash used in investing activities	(2,282)	(1,869)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	1,489	1,079
Repayments under the revolving credit facilities	(851)	(856)
Issuance of recourse debt	1,025	500
Repayments of recourse debt	(1,353)	(808)
Issuance of non-recourse debt	2,703	2,118
Repayments of non-recourse debt	(1,731)	(1,720)
Payments for financing fees	(96)	(86)
Distributions to noncontrolling interests	(263)	(356)
Contributions from noncontrolling interests and redeemable security holders	59	154
Proceeds from the sale of redeemable stock of subsidiaries	—	134
Dividends paid on AES common stock	(238)	(218)
Payments for financed capital expenditures	(100)	(108)
Purchase of treasury stock	—	(79)
Proceeds from sales to noncontrolling interests	60	—
Other financing	(26)	(12)
Net cash provided by (used in) financing activities	678	(258)
Effect of exchange rate changes on cash	9	7
(Increase) decrease in cash of discontinued operations and held-for-sale businesses	(1)	6
Total increase in cash and cash equivalents	93	68
Cash and cash equivalents, beginning	1,305	1,257
Cash and cash equivalents, ending	$1,398	$1,325
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$797	$837
Cash payments for income taxes, net of refunds	$291	$425
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through capital lease and other liabilities	$—	$5
Reclassification of Alto Maipo loans and accounts payable into equity (see Note 11—Equity)	$279	$—

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2017 and 2016
1. FINANCIAL STATEMENT PRESENTATION
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income and cash flows. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of expected results for the year ending December 31, 2017. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2016 audited consolidated financial statements and notes thereto, which are included in the 2016 Form 10-K filed with the SEC on February 27, 2017 (the “2016 Form 10-K”).
New Accounting Pronouncements — The following table provides a brief description of recent accounting pronouncements that had or may have a material impact on the Company’s consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company’s consolidated financial statements.

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
2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities
The standard updates the hedge accounting model to expand the ability to hedge risk, reduce complexity, and ease certain documentation and assessment requirements. It also eliminates the requirement to separately measure and report hedge ineffectiveness, and generally requires the change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item.
Transition method: modified retrospective and prospective for presentation and disclosures.
		January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments and Certain Mandatorily Redeemable Noncontrolling Interests

Part 1 of this standard changes the classification of certain equity-linked financial instruments when assessing whether the instrument is indexed to an entity’s own stock.
Transition method: retrospective.
		January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard shortens the period of amortization for the premium on certain callable debt securities to the earliest call date. Transition method: modified retrospective.	January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the presentation of non-service cost associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization.
Transition method: Retrospective for presentation of non-service cost expense. Prospective for the change in capitalization.
January 1, 2018. Early adoption is permitted.
The Company expects the adoption of this standard to result in a $144 million reclassification of non-service pension costs from Cost of Sales to Other Expense for 2016. The Company plans to adopt the standard as of January 1, 2018.

2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)
This standard clarifies the scope and application of ASC 610-20 on the sale, transfer, and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. It also clarifies that the derecognition of businesses is under scope of ASC 810. The standard must be adopted concurrently with ASC 606, however an entity will not have to apply the same transition method as ASC 606.
Transition method: full or modified retrospective.

Under a modified retrospective approach, the guidance shall be applied to all contracts that are not completed as of the initial application date (January 1, 2018). The Company is in the process of identifying contracts that would not be completed as of January 1, 2018. Based on the assessment of contracts already executed as of September 30, 2017, the contracts that may require any type of assessment under the new standard are limited.
January 1, 2018. Early adoption is permitted only as of January 1, 2017.
The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements, will adopt the standard on January 1, 2018, and plans to use the modified retrospective approach.

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
Transition method: retrospective.
		January 1, 2018. Early adoption is permitted.	The Company has performed a preliminary evaluation. However, foreign exchange impacts on movements related to restricted cash have not been quantified.
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

2016-02, Leases (Topic 842)
This standard requires lessees to recognize assets and liabilities for most leases but recognize expenses in a manner similar to today’s accounting. For Lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance also eliminates today’s real estate-specific provisions.
Transition method: modified retrospective at the beginning of the earliest comparative period presented in the financial statements (January 1, 2017).

The Company has established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use asset and related liability. The implementation team is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard.
		January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements and intends to adopt the standard as of January 1, 2019.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-13, Revenue from Contracts with Customers (Topic 606)	See discussion of the ASU below.	January 1, 2018. Early adoption is permitted only as of January 1, 2017.	The Company will adopt the standard on January 1, 2018; see below for the evaluation of the impact of its adoption on the consolidated financial statements.
ASU 2014-09 and its subsequent corresponding updates provide the principles an entity must apply to measure and recognize revenue. The core principle is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Amendments to the standard were issued that provide further clarification of the principle and to provide certain transition expedients. The standard will replace most existing revenue recognition guidance in GAAP.
In 2016, the Company established a cross-functional implementation team and is in the process of evaluating and implementing changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. At this time, we do not expect any significant impact on our financial systems or a material change to controls as a result of the implementation of the new revenue recognition standard.
Given the complexity and diversity of our non-regulated arrangements, the Company is assessing the standard on a contract-by-contract basis and is in the process of completing the contract assessments by applying the interpretations reached during 2017 on key issues. These issues include the application of the practical expedient for measuring progress towards satisfaction of a performance obligation, when variable quantities would be considered variable consideration versus an option to acquire additional goods and services and how to allocate variable consideration to one or more, but not all, distinct goods or services promised in a series of distinct goods or services that forms part of a single performance obligation. Additionally, the Company is working on the application of the standard to contracts that are under the scope of Service Concession Arrangements (Topic 853) and assessing the gross versus net presentation for spot energy sales and purchases. Through this assessment, the Company to date has identified limited situations where revenue recognized under ASC 606 could differ from that recognized under ASC 605 and where the presentation of sales to and purchases from the energy spot markets will change. The main change that the Company is expecting to have is related to a contract under the scope of Topic 853. The Company will continue its work to complete the assessment of the full population of contracts and determine the overall impact to the consolidated financial statements.
The standard requires retrospective application and allows either a full retrospective adoption in which all periods are presented under the new standard or a modified retrospective approach in which the cumulative effect of initially applying the guidance is recognized at the date of initial application. Although we had previously been working toward adopting the standard using the full retrospective method, given the limited impact of the situations where revenue recognized under ASC 606 differs from that recognized under ASC 605, we now expect to use the modified retrospective approach. However, the Company will continue to assess this conclusion which is dependent on the final impact to the financial statements.
We are continuing to work with various non-authoritative industry groups, and monitoring the FASB and Transition Resource Group activity, as we finalize our accounting policy on these and other industry specific interpretative issues, which is expected in 2017.

2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	September 30, 2017	December 31, 2016
Fuel and other raw materials	$350	$302
Spare parts and supplies	310	328
Total	$660	$630
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

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
AVAILABLE FOR SALE:
Debt securities:
Unsecured debentures	$—	$157	$—	$157	$—	$360	$—	$360
Certificates of deposit	—	340	—	340	—	372	—	372
Government debt securities	—	—	—	—	—	9	—	9
Subtotal	—	497	—	497	—	741	—	741
Equity securities:
Mutual funds	—	54	—	54	—	49	—	49
Subtotal	—	54	—	54	—	49	—	49
Total available for sale	—	551	—	551	—	790	—	790
TRADING:
Equity securities:
Mutual funds	20	—	—	20	16	—	—	16
Total trading	20	—	—	20	16	—	—	16
DERIVATIVES:
Interest rate derivatives	—	13	—	13	—	18	—	18
Cross-currency derivatives	—	14	—	14	—	4	—	4
Foreign currency derivatives	—	37	242	279	—	54	255	309
Commodity derivatives	—	44	8	52	—	38	7	45
Total derivatives — assets	—	108	250	358	—	114	262	376
TOTAL ASSETS	$20	$659	$250	$929	$16	$904	$262	$1,182
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$104	$192	$296	$—	$121	$179	$300
Cross-currency derivatives	—	5	—	5	—	18	—	18
Foreign currency derivatives	—	42	—	42	—	64	—	64
Commodity derivatives	—	16	2	18	—	40	2	42
Total derivatives — liabilities	—	167	194	361	—	243	181	424
TOTAL LIABILITIES	$—	$167	$194	$361	$—	$243	$181	$424
As of September 30, 2017, all AFS debt securities had stated maturities within one year. For the three and nine months ended September 30, 2017 and 2016, no other-than-temporary impairments of marketable securities were recognized in earnings or Other Comprehensive Income (Loss). Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of AFS securities during the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross proceeds from sale of AFS securities	$1,020	$812	$2,982	$3,216

The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended September 30, 2017	Interest Rate	Foreign Currency	Commodity	Total
Balance at July 1	$(195)	$239	$9	$53
Total realized and unrealized gains (losses):
Included in earnings	(5)	12	—	7
Included in other comprehensive income — derivative activity	(2)	—	—	(2)
Settlements	10	(9)	(3)	(2)
Balance at September 30	$(192)	$242	$6	$56
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$(1)	$3	$—	$2

Three Months Ended September 30, 2016	Interest Rate	Foreign Currency	Commodity	Total
Balance at July 1	$(421)	$271	$11	$(139)
Total realized and unrealized gains (losses):
Included in earnings	(1)	12	1	12
Included in other comprehensive income — derivative activity	6	—	—	6
Included in other comprehensive income — foreign currency translation activity	—	(5)	—	(5)
Settlements	17	(4)	(3)	10
Transfers of liabilities into Level 3	(2)	—	—	(2)
Transfers of liabilities out of Level 3	94	—	—	94
Balance at September 30	$(307)	$274	$9	$(24)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$8	$1	$9

Nine Months Ended September 30, 2017	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(179)	$255	$5	$81
Total realized and unrealized gains (losses):
Included in earnings	(5)	12	(1)	6
Included in other comprehensive income — derivative activity	(29)	—	—	(29)
Included in regulatory liabilities	—	—	10	10
Settlements	28	(25)	(8)	(5)
Transfers of liabilities into Level 3	(7)	—	—	(7)
Balance at September 30	$(192)	$242	$6	$56
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(12)	$—	$(12)

Nine Months Ended September 30, 2016	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(304)	$277	$3	$(24)
Total realized and unrealized gains (losses):
Included in earnings	—	30	3	33
Included in other comprehensive income — derivative activity	(172)	6	—	(166)
Included in other comprehensive income — foreign currency translation activity	(3)	(43)	—	(46)
Included in regulatory liabilities	—	—	11	11
Settlements	56	(8)	(8)	40
Transfers of liabilities into Level 3	(2)	—	—	(2)
Transfers of assets out of Level 3	118	12	—	130
Balance at September 30	$(307)	$274	$9	$(24)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$5	$25	$3	$33
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of September 30, 2017 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(192)	Subsidiaries’ credit spreads	2.4% to 5.1% (4.7%)
Foreign currency:
Argentine Peso	242	Argentine Peso to USD currency exchange rate after one year (1)	21.3 to 47.8 (33.8)
Commodity:
Other	6
Total	$56
 _____________________________

(1)
During the nine months ended September 30, 2017, the Company began utilizing the interest rate differential approach to construct the remaining portion of the forward curve after one year (beyond the traded points). In previous periods, the Company used the purchasing price parity approach to construct the forward curve.

For interest rate derivatives and foreign currency derivatives, increases (decreases) in the estimates of the Company’s own credit spreads would decrease (increase) the value of the derivatives in a liability position. For foreign currency derivatives, increases (decreases) in the estimate of the above exchange rate would increase (decrease) the value of the derivative.
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

Nine Months Ended September 30, 2017	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
DPL	02/28/2017	$77	$—	$—	$11	$66
Tait Energy Storage	02/28/2017	15	—	—	7	8
Dispositions and held-for-sale businesses: (3)
Kazakhstan Hydroelectric	06/30/2017	190	—	92	—	92
Kazakhstan CHPs	03/31/2017	171	—	29	—	94

Nine Months Ended September 30, 2016	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
Buffalo Gap I	08/31/2016	$113	$—	$—	$35	$78
DPL	06/30/2016	324	—	—	89	235
Buffalo Gap II	03/31/2016	251	—	—	92	159
Discontinued operations and held-for-sale businesses: (3)
Sul	06/30/2016	1,581	—	470	—	783
_____________________________

(1)	Represents the carrying values at the dates of measurement, before fair value adjustment.

(2)	See Note 14—Asset Impairment Expense for further information.

(3)
Per the Company’s policy, pretax loss is limited to the impairment of long-lived assets. Any additional loss will be recognized on completion of the sale. See Note 16—Held-for-Sale Businesses and Dispositions for further information.

The following table summarizes the significant unobservable inputs used in the Level 3 measurement on a nonrecurring basis during the nine months ended September 30, 2017 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
DPL	$11	Discounted cash flow	Pretax operating margin (through remaining life)	10% to 22% (15%)
			Weighted average cost of capital	7%
Tait Energy Storage	7	Discounted cash flow	Annual pretax operating margin	46% to 85% (80%)
			Weighted average cost of capital	9%
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, but for which fair value is disclosed:

		September 30, 2017
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$200	$262	$—	$6	$256
Liabilities:	Non-recourse debt	17,079	17,706	—	15,479	2,227
	Recourse debt	4,958	5,266	—	5,266	—

		December 31, 2016
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$264	$350	$—	$20	$330
Liabilities:	Non-recourse debt	15,792	16,188	—	15,120	1,068
	Recourse debt	4,671	4,899	—	4,899	—
_____________________________

(1)
These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $38 million and $24 million as of September 30, 2017 and December 31, 2016, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
There are no changes to the information disclosed in Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2016 Form 10-K.
Volume of Activity — The following table presents the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of September 30, 2017, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest Rate (LIBOR and EURIBOR)	$4,557	2035
Cross-Currency Swaps (Chilean Unidad de Fomento and Chilean Peso)	394	2029
Foreign Currency:
Argentine Peso	233	2026
Chilean Peso	504	2020
Colombian Peso	255	2019
Others, primarily with weighted average remaining maturities of a year or less	326	2020
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of September 30, 2017 and December 31, 2016 (in millions):

Fair Value	September 30, 2017			December 31, 2016
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$13	$—	$13	$18	$—	$18
Cross-currency derivatives	14	—	14	4	—	4
Foreign currency derivatives	5	274	279	9	300	309
Commodity derivatives	7	45	52	20	25	45
Total assets	$39	$319	$358	$51	$325	$376
Liabilities
Interest rate derivatives	$151	$145	$296	$295	$5	$300
Cross-currency derivatives	5	—	5	18	—	18
Foreign currency derivatives	7	35	42	19	45	64
Commodity derivatives	5	13	18	26	16	42
Total liabilities	$168	$193	$361	$358	$66	$424

	September 30, 2017		December 31, 2016
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$101	$221	$99	$155
Noncurrent	257	140	277	269
Total	$358	$361	$376	$424

Credit Risk-Related Contingent Features (1)			September 30, 2017	December 31, 2016
Present value of liabilities subject to collateralization			$12	$41
Cash collateral held by third parties or in escrow			5	18
 _____________________________

(1)	Based on the credit rating of certain subsidiaries

Earnings and Other Comprehensive Income (Loss) — The next table presents (in millions) the pretax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Effective portion of cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(6)	$7	$(79)	$(213)
Cross-currency derivatives	12	15	14	12
Foreign currency derivatives	(4)	(6)	(15)	(11)
Commodity derivatives	9	10	23	35
Total	$11	$26	$(57)	$(177)
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(19)	$(26)	$(63)	$(81)
Cross-currency derivatives	14	4	18	14
Foreign currency derivatives	(1)	(7)	(24)	(3)
Commodity derivatives	10	4	13	42
Total	$4	$(25)	$(56)	$(28)
Gains (losses) recognized in earnings related to
Ineffective portion of cash flow hedges	$4	$(2)	$4	$—
Not designated as hedging instruments:
Foreign currency derivatives	$5	$(6)	$(13)	$10
Commodity derivatives and other	1	7	7	(11)
Total	$6	$1	$(6)	$(1)
Pretax losses reclassified to earnings as a result of discontinuance of cash flow hedge because it was probable that the forecasted transaction would not occur	$—	$—	$(16)	$—
AOCL is expected to decrease pretax income from continuing operations for the twelve months ended September 30, 2018, by $67 million, primarily due to interest rate derivatives.
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

	September 30, 2017	December 31, 2016
Argentina	$216	$236
Brazil	9	8
United States	6	20
Other	7	—
Total	$238	$264
Argentina — Collection of the principal and interest on these receivables is subject to various business risks and uncertainties, including, but not limited to, the operation of power plants which generate cash for payments of these receivables, regulatory changes that could impact the timing and amount of collections, and economic conditions in Argentina. The Company monitors these risks, including the credit ratings of the Argentine government, on a quarterly basis to assess the collectability of these receivables. The Company accrues interest on these receivables once the recognition criteria have been met. The Company’s collection estimates are based on assumptions that it believes to be reasonable but are inherently uncertain. Actual future cash flows could differ from these estimates. The decrease in Argentina financing receivables was primarily due to planned collections, as well as the recognition of a $15 million allowance on a non-trade receivable.
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Nine Months Ended September 30,
50%-or-less-Owned Affiliates	2017	2016
Revenue	$532	$439
Operating margin	91	108
Net income	44	46
sPower — In February 2017, the Company and Alberta Investment Management Corporation (“AIMCo”) entered into an agreement to acquire FTP Power LLC (“sPower”). On July 25, 2017, AES closed on the acquisition of its 48% ownership interest in sPower for $461 million. As the Company does not control sPower, it was accounted for as an equity method investment. The sPower portfolio includes solar and wind projects in operation, under construction, and in development located in the United States. The sPower equity method investment is reported in the US SBU reportable segment.
7. DEBT
Recourse Debt
In August 2017, the Company issued $500 million aggregate principal amount of 5.125% senior notes due in 2027. The Company used these proceeds to redeem at par $240 million aggregate principal of its existing LIBOR + 3.00% senior unsecured notes due in 2019 and repurchased $217 million of its existing 8.00% senior unsecured notes due in 2020. As a result of the latter transactions, the Company recognized a loss on extinguishment of debt of $36 million for the nine months ended September 30, 2017.
In May 2017, the Company closed on $525 million aggregate principal LIBOR + 2.00% secured term loan due in 2022. In June 2017, the Company used these proceeds to redeem at par all $517 million aggregate principal of its existing Term Convertible Securities. As a result of the latter transaction, the Company recognized a loss on extinguishment of debt of $6 million for the nine months ended September 30, 2017.
In March 2017, the Company redeemed via tender offers $276 million aggregate principal of its existing 7.375% senior unsecured notes due in 2021 and $24 million of its existing 8.00% senior unsecured notes due in 2020. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $47 million for the nine months ended September 30, 2017.
In July 2016, the Company redeemed in full the $181 million balance of its 8.00% outstanding senior unsecured notes due 2017 using proceeds from its senior secured credit facility. As a result, the Company recognized a loss on extinguishment of debt of $16 million for the three and nine months ended September 30, 2016.
In May 2016, the Company issued $500 million aggregate principal amount of 6.00% senior notes due in 2026. The Company used these proceeds to redeem at par $495 million aggregate principal of its existing LIBOR + 3.00% senior unsecured notes due 2019. As a result of the latter transaction, the Company recognized a loss on extinguishment of debt of $4 million for the nine months ended September 30, 2016.
In January 2016, the Company redeemed $125 million of its senior unsecured notes outstanding. The repayment included a portion of the 7.375% senior notes due in 2021, the 4.875% senior notes due in 2023, the 5.5% senior notes due in 2024, the 5.5% senior notes due in 2025 and the floating rate senior notes due in 2019. As a result of these transactions, the Company recognized a net gain on extinguishment of debt of $7 million for the nine months ended September 30, 2016.
Non-Recourse Debt
During the nine months ended September 30, 2017, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Issuances	Repayments	Gain (Loss) on Extinguishment of Debt
Tietê	$585	$(293)	$(5)
IPALCO	532	(480)	(9)
Southland	360	—	—
AES Argentina	307	(181)	65
Los Mina	278	(259)	(4)
Gener	243	(78)	—
Colon	220	—	—
Eletropaulo	189	(147)	—
Other	261	(509)	(3)
Total	$2,975	$(1,947)	$44
Southland — In June 2017, AES Southland Energy LLC closed on $2 billion of aggregate principal long-term non-recourse debt financing to fund the Southland re-powering construction projects (“the Southland financing”). The Southland financing consists of $1.5 billion senior secured notes, amortizing through 2040, and $492 million senior secured term loan, amortizing through 2027. The long term debt financing has a combined weighted average cost of approximately 4.5%. As of September 30, 2017, $360 million of the senior secured notes were outstanding under the Southland financing.

AES Argentina — In February 2017, AES Argentina issued $300 million aggregate principal of unsecured and unsubordinated notes due in 2024. The net proceeds from this issuance were used for the prepayment of $75 million of non-recourse debt related to the construction of the San Nicolas Plant resulting in a gain on extinguishment of debt of approximately $65 million.
Non-Recourse Debt in Default — The current portion of non-recourse debt includes the following subsidiary debt in default as of September 30, 2017 (in millions).

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
Alto Maipo (Chile)	Covenant	$623	$352
AES Puerto Rico	Covenant	365	566
AES Ilumina	Covenant	36	56
		$1,024
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
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides more than 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of September 30, 2017, the Company has no defaults which result in or are at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The following table summarizes the Parent Company’s contingent contractual obligations as of September 30, 2017. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$806	21	<$1 — 272
Letters of credit under the unsecured credit facility	125	5	$2 — 73
Asset sale related indemnities (1)	27	1	$27
Letters of credit under the senior secured credit facility	9	17	<$1 — 2
Total	$967	44
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the nine months ended September 30, 2017, the Company paid letter of credit fees ranging from 0.25% to 2.25% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of September 30, 2017 and December 31, 2016, the Company had recognized liabilities of $9 million and $12 million, respectively, for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of September 30, 2017. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $19 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $174 million and $179 million as of September 30, 2017 and December 31, 2016, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to labor and employment, non-income tax and customer disputes in international jurisdictions. Certain of the Company’s subsidiaries, principally in Brazil, are defendants in a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2017. The material contingencies where a loss is reasonably possible primarily include claims under financing agreements, including the Eletrobrás case; disputes with offtakers, suppliers and EPC contractors; alleged violation of monopoly laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In October 2017, Eletropaulo and Eletrobrás entered into a memorandum of understanding to engage in settlement discussions. If settlement is achieved, it will be subject to the approval of the Eletropaulo Board of Directors and the majority of non-AES board members of Eletropaulo. As such, no contingency has been recorded as it does not meet the criteria under ASC 450. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $1.6 billion and $1.9 billion. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
9. PENSION PLANS
Total pension cost and employer contributions were as follows for the periods indicated (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$3	$4	$3	$3	$10	$11	$9	$9
Interest cost	10	99	10	92	31	296	30	255
Expected return on plan assets	(17)	(73)	(17)	(59)	(52)	(219)	(50)	(164)
Amortization of prior service cost	1	—	2	—	4	—	6	—
Amortization of net loss	5	10	5	5	14	31	14	14
Curtailment loss recognized	—	—	—	—	4	—	—	—
Total pension cost	$2	$40	$3	$41	$11	$119	$9	$114

					Nine Months Ended September 30, 2017		Remainder of 2017 (Expected)
					U.S.	Foreign	U.S.	Foreign
Total employer contributions					$14	$118	$—	$41

10. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	September 30, 2017	December 31, 2016
IPALCO common stock	$618	$618
Eletropaulo preferred stock	152	—
Colon quotas (1)	137	100
IPL preferred stock	60	60
Other common stock	—	4
Redeemable stock of subsidiaries	$967	$782
 _____________________________

(1)	Characteristics of quotas are similar to common stock.
Eletropaulo — In September 2017, Eletropaulo obtained shareholder approval for the transfer of Eletropaulo’s shares to Novo Mercado, which is a listing segment of the Brazilian stock exchange with the highest standards of corporate governance. Certain preferred shareholders who did not vote in favor of the share transfer to the Novo Mercado have withdrawal rights which allow the shareholder to receive a cash payment for tendering their shares to Eletropaulo over a 30-day withdrawal rights window that expired on October 30, 2017. Due to these withdrawal rights, these shares were probable of becoming redeemable as of September 30, 2017 and the corresponding non-controlling interest was reclassified to temporary equity.
Colon — Our partner in Colon made capital contributions of $30 million and $106 million during the nine months ended September 30, 2017 and 2016, respectively. Any subsequent adjustments to allocate earnings and dividends to our partner, or measure the investment at fair value, will be classified as temporary equity each reporting period as it is probable that the shares will become redeemable.
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
11. EQUITY
Changes in Equity — The following table is a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, NCI and total equity as of the periods indicated (in millions):

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	The Parent Company Stockholders’ Equity	NCI	Total Equity	The Parent Company Stockholders’ Equity	NCI	Total Equity
Balance at the beginning of the period	$2,794	$2,906	$5,700	$3,149	$3,022	$6,171
Net income (loss) (1)	181	328	509	(181)	97	(84)
Total foreign currency translation adjustment, net of income tax	117	10	127	179	53	232
Total change in derivative fair value, net of income tax	5	3	8	(52)	(63)	(115)
Total pension adjustments, net of income tax	1	19	20	3	7	10
Cumulative effect of a change in accounting principle (2)	31	—	31	—	—	—
Fair value adjustment (3)	(19)	—	(19)	(4)	—	(4)
Disposition of businesses	—	—	—	—	18	18
Distributions to noncontrolling interests	—	(261)	(261)	(2)	(293)	(295)
Contributions from noncontrolling interests	—	17	17	—	23	23
Dividends declared on common stock	(158)	—	(158)	(144)	—	(144)
Purchase of treasury stock	—	—	—	(79)	—	(79)
Issuance and exercise of stock-based compensation benefit plans	12	—	12	15	—	15
Sale of subsidiary shares to noncontrolling interests	22	47	69	—	17	17
Acquisition of subsidiary shares from noncontrolling interests	200	(85)	115	(2)	(3)	(5)
Less: Net loss attributable to redeemable stock of subsidiaries	—	9	9	—	8	8
Balance at the end of the period	$3,186	$2,993	$6,179	$2,882	$2,886	$5,768
_____________________________

(1)
Net income attributable to noncontrolling interest of $337 million and net loss attributable to redeemable stocks of subsidiaries of $9 million for the nine months ended September 30, 2017. Net income attributable to noncontrolling interest of $105 million and net loss attributable to redeemable stock of subsidiaries of $8 million for the nine months ended September 30, 2016.

(2)	See Note 1—Financial Statement Presentation, New Accounting Standards Adopted for further information.

(3)	Adjustment to record the of redeemable stock of Colon at fair value.

Equity Transactions with Noncontrolling Interests
Dominican Republic — On September 28, 2017, Linda Group, an investor-based group in the Dominican Republic acquired an additional 5% of our Dominican Republic business for $60 million, pre tax. This transaction resulted in a net increase of $25 million to the Company’s additional paid-in capital and noncontrolling interest, respectively. No gain or loss was recognized in net income as the sale was not considered a sale of in-substance real estate. As the Company maintained control after the sale, our businesses in the Dominican Republic continue to be consolidated by the Company within the MCAC SBU reportable segment.
Alto Maipo — On March 17, 2017, AES Gener completed the legal and financial restructuring of Alto Maipo. As part of this restructuring, AES indirectly acquired the 40% ownership interest of the noncontrolling shareholder, for a de minimis payment, and sold a 6.7% interest in the project to the construction contractor. This transaction resulted in a $196 million increase to the Parent Company’s Stockholders’ Equity due to an increase in additional-paid-in capital of $229 million, offset by the reclassification of accumulated other comprehensive losses from NCI to the Parent Company Stockholders’ Equity of $33 million. No gain or loss was recognized in net income as the sale was not considered to be a sale of in-substance real estate. After completion of the sale, the Company has an effective 62% economic interest in Alto Maipo. As the Company maintained control of the partnership after the sale, Alto Maipo continues to be consolidated by the Company within the Andes SBU reportable segment.
Jordan — On February 18, 2016, the Company completed the sale of 40% of its interest in a wholly owned subsidiary in Jordan which owns a controlling interest in the Jordan IPP4 gas-fired plant, for $21 million. The transaction was accounted for as a sale of in-substance real estate and a pretax gain of $4 million, net of transaction costs, was recognized in net income. The cash proceeds from the sale are reflected in Proceeds from the sale of businesses, net of cash sold, and equity investments on the Consolidated Statement of Cash Flows for the period ended September 30, 2016. After completion of the sale, the Company has a 36% economic interest in Jordan IPP4 and will continue to manage and operate the plant, with 40% owned by Mitsui Ltd. and 24% owned by Nebras Power Q.S.C. As the Company maintained control after the sale, Jordan IPP4 continues to be consolidated by the Company within the Eurasia SBU reportable segment.
Deconsolidations
UK Wind — During the second quarter of 2016, the Company determined it no longer had control of its wind development projects in the United Kingdom (“UK Wind”) as the Company no longer held seats on the board of directors. In accordance with the accounting guidance, UK Wind was deconsolidated and a loss on deconsolidation of $20 million was recorded to Gain (loss) on disposal and sale of businesses in the Condensed Consolidated Statement of Operations to write off the Company’s noncontrolling interest in the project. The UK Wind projects were reported in the Eurasia SBU reportable segment.
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the nine months ended September 30, 2017 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(2,147)	$(323)	$(286)	$(2,756)
Other comprehensive income (loss) before reclassifications	19	(35)	(3)	(19)
Amount reclassified to earnings	98	40	4	142
Other comprehensive income	117	5	1	123
Reclassification from NCI due to Alto Maipo Restructuring	—	(33)	—	(33)
Balance at the end of the period	$(2,030)	$(351)	$(285)	$(2,666)

Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Condensed Consolidated Statements of Operations:

Details About AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign currency translation adjustment, net
	Loss on disposal and sale of businesses	$—	$—	$(98)	$—
	Net income (loss) attributable to The AES Corporation	$—	$—	$(98)	$—
Unrealized derivative gains (losses), net
	Non-regulated revenue	$12	$20	$22	$94
	Non-regulated cost of sales	(2)	(17)	(11)	(54)
	Interest expense	(20)	(25)	(63)	(86)
	Foreign currency transaction gains (losses)	14	(3)	(4)	18
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	4	(25)	(56)	(28)
	Income tax benefit (expense)	(5)	4	6	5
	Loss from continuing operations	(1)	(21)	(50)	(23)
	Less: Net loss from operations attributable to noncontrolling interests and redeemable stock of subsidiaries	1	5	10	4
	Net income (loss) attributable to The AES Corporation	$—	$(16)	$(40)	$(19)
Amortization of defined benefit pension actuarial loss, net
	Regulated cost of sales	$(10)	$(4)	$(30)	$(13)
	General and administrative expenses	—	—	1	—
	Other expense	(1)	—	(1)	—
	Loss from continuing operations before taxes and equity in earnings of affiliates	(11)	(4)	(30)	(13)
	Income tax benefit	4	2	10	4
	Loss from continuing operations	(7)	(2)	(20)	(9)
	Net loss from disposal and impairments of discontinued businesses	—	(1)	—	(1)
	Net loss	(7)	(3)	(20)	(10)
	Less: Net loss from operations attributable to noncontrolling interests and redeemable stock of subsidiaries	6	2	16	7
	Net income (loss) attributable to The AES Corporation	$(1)	$(1)	$(4)	$(3)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(1)	$(17)	$(142)	$(22)
Common Stock Dividends — The Company paid dividends of $0.12 per outstanding share to its common stockholders during the first, second and third quarters of 2017 for dividends declared in December 2016, February 2017, and July 2017, respectively.
On October 6, 2017, the Board of Directors declared a quarterly common stock dividend of $0.12 per share payable on November 15, 2017, to shareholders of record at the close of business on November 1, 2017.
12. SEGMENTS
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is organized by geographic regions which provides a socio-political-economic understanding of our business. During the third quarter of 2017, the Europe and Asia SBUs were merged in order to leverage scale and are now reported as part of the Eurasia SBU. The management reporting structure is organized by five SBUs led by our President and Chief Executive Officer: US, Andes, Brazil, MCAC, and Eurasia SBUs. Using the accounting guidance on segment reporting, the Company determined that it has five operating and five reportable segments corresponding to its SBUs. All prior period results have been retrospectively revised to reflect the new segment reporting structure.
Corporate and Other — Corporate overhead costs which are not directly associated with the operations of our five reportable segments are included in “Corporate and Other.” Also included are certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2017	2016	2017	2016
US SBU	$852	$916	$2,445	$2,582
Andes SBU	689	667	1,979	1,864
Brazil SBU	1,085	1,027	3,106	2,761
MCAC SBU	630	547	1,851	1,596
Eurasia SBU	380	386	1,204	1,249
Corporate and Other	9	6	29	8
Eliminations	(13)	(7)	(20)	(18)
Total Revenue	$3,632	$3,542	$10,594	$10,042

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Adjusted PTC	2017	2016	2017	2016
Reconciliation from Income from Continuing Operations before Taxes and Equity In Earnings of Affiliates:
Income from continuing operations before taxes and equity in earnings of affiliates	$347	$294	$746	$445
Add: Net equity in earnings of affiliates	24	11	33	25
Less: Income from continuing operations before taxes, attributable to noncontrolling interests	(148)	(82)	(454)	(196)
Pretax contribution	223	223	325	274
Unrealized derivative losses (gains)	(8)	5	(7)	1
Unrealized foreign currency transaction losses (gains)	(21)	3	(54)	12
Disposition/acquisition losses (gains)	1	(3)	107	(5)
Impairment expense	2	24	264	309
Losses on extinguishment of debt	48	20	43	26
Total Adjusted PTC	$245	$272	$678	$617

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Adjusted PTC	2017	2016	2017	2016
US SBU	$129	$114	$240	$257
Andes SBU	62	134	232	279
Brazil SBU	12	6	64	18
MCAC SBU	98	74	256	197
Eurasia SBU	61	46	218	197
Corporate and Other	(117)	(102)	(332)	(331)
Total Adjusted PTC	$245	$272	$678	$617

Total Assets	September 30, 2017	December 31, 2016
US SBU	$10,104	$9,333
Andes SBU	9,339	8,971
Brazil SBU	7,416	6,448
MCAC SBU	5,640	5,162
Eurasia SBU	5,938	5,777
Assets of held-for-sale businesses	76	—
Corporate and Other	321	428
Total Assets	$38,834	$36,119
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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Other Income	Legal settlements (1)	$—	$—	$60	$—
	Allowance for funds used during construction (US Utilities)	7	8	20	22
	Gain on sale of assets	2	—	3	3
	Other	9	10	22	18
	Total other income	$18	$18	$105	$43

Other Expense	Loss on sale and disposal of assets	$16	$12	$54	$26
	Water rights write-off	15	—	18	7
	Allowance for other receivables (2)	15	—	15	—
	Legal contingencies and settlements	1	1	2	5
	Other	—	—	6	4
	Total other expense	$47	$13	$95	$42
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

(2)	During the third quarter of 2017, we recognized a full allowance on a non-trade receivable in Andes due to collection uncertainties.
14. ASSET IMPAIRMENT EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Kazakhstan Hydroelectric	$2	$—	$92	$—
Kazakhstan CHPs	—	—	94	—
Buffalo Gap I	—	78	—	78
DPL	—	—	66	235
Tait Energy Storage	—	—	8	—
Buffalo Gap II	—	—	—	159
Other	—	1	—	1
Total	$2	$79	$260	$473
Kazakhstan Hydroelectric — In April 2017, the Republic of Kazakhstan stated the concession would not be extended for Shulbinsk HPP and Ust-Kamenogorsk HPP, two hydroelectric plants in Kazakhstan, and initiated the process to transfer these plants back to the government. The fair value of the asset group was determined to be below carrying value. As a result, the Company recognized asset impairment expense of $92 million during the nine months ended September 30, 2017. The Kazakhstan hydroelectric plants are reported in the Eurasia SBU reportable segment. See Note 16—Held-for-Sale Businesses and Dispositions of this Form 10-Q for further information.
DPL — On March 17, 2017, the board of directors of DPL approved the retirement of the DPL operated and co-owned Stuart Station coal-fired and diesel-fired generating units, and the Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018. The Company performed a long-lived asset impairment analysis and determined that the carrying amounts of the facilities were not recoverable. The Stuart Station and Killen Station were determined to have fair values of $3 million and $8 million, respectively, using the income approach. As a result, the Company recognized a total asset impairment expense of $66 million. DPL is reported in the US SBU reportable segment.
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
Kazakhstan CHPs — In January 2017, the Company entered into an agreement for the sale of Ust-Kamenogorsk CHP and Sogrinsk CHP, its combined heating and power coal plants in Kazakhstan. The fair value of the Kazakhstan asset group was determined to be below carrying value. As a result, the Company recognized asset impairment expense of $94 million during the three months ended March 31, 2017. The Company completed the sale of its interest in the Kazakhstan CHP plants on April 7, 2017. Prior to their sale, the plants were reported in the Eurasia SBU reportable segment. See Note 16—Held-for-Sale Businesses and Dispositions of this Form 10-Q for further information.
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
As the sale of Sul was completed during 2016, there were no assets or liabilities of discontinued operations at September 30, 2017 or December 31, 2016. There were no significant losses from discontinued operations or cash flows used in operating or investing activities of discontinued operations for the three and nine months ended September 30, 2017.
The following table summarizes the major line items constituting the loss from discontinued operations for the three and nine months ended September 30, 2016 (in millions):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Loss from discontinued operations, net of tax
Revenue — regulated	$213	$632
Cost of sales	(200)	(608)
Asset impairment expense	—	(783)
Other income and expense items that are not major, net	(14)	(35)
Pretax loss from discontinued operations	$(1)	$(794)
Income tax benefit	—	405
Loss from discontinued operations, net of tax	$(1)	$(389)
The following table summarizes the operating and investing cash flows from discontinued operations for the nine months ended September 30, 2016 (in millions):

Nine Months Ended September 30, 2016
Cash flows provided by operating activities of discontinued operations	$68
Cash flows used in investing activities of discontinued operations	(63)

16. HELD-FOR-SALE BUSINESSES AND DISPOSITIONS
Held-for-Sale Businesses
Kazakhstan Hydroelectric — Affiliates of the Company (the “Affiliates”) previously operated Shulbinsk HPP and Ust-Kamenogorsk HPP (the “HPPs”), two hydroelectric plants in Kazakhstan, under a concession agreement with the Republic of Kazakhstan (“RoK”). In April 2017, the RoK initiated the process to transfer these plants back to the RoK. Management considered it probable that the transfer would occur, and these plants met the held-for-sale criteria in the second quarter of 2017. For the nine months ended September 30, 2017, impairment charges of $92 million were recorded and were limited to the carrying value of the long lived assets. As of September 30, 2017, the remaining carrying value of the asset group, which was classified as held-for-sale, totaled $114 million, which included cumulative translation losses of $103 million.
On September 29, 2017, rather than paying the Affiliates, the RoK deposited $77 million into an escrow account that was not established in accordance with the requirements of the concession agreement. The amount deposited by the RoK equaled the Affiliates’ calculation of the transfer payment. In return, the RoK asserted that the Affiliates would be required to transfer the HPPs and that arbitration would be necessary to determine the correct transfer payment. On October 2, 2017, the Affiliates transferred 100% of the shares in the plants to the RoK, under protest and with a reservation of rights. As such, the HPPs remained classified as held-for-sale as of September 30, 2017. The Company expects to record a loss on disposal of at least $37 million in the fourth quarter of 2017. The Affiliates will proceed with arbitration to recover the $77 million that was placed in escrow, unless the parties can resolve the dispute prior to the initiation of arbitration. Additional losses may be incurred if some or all of the disputed consideration is not subsequently paid by the RoK. The transfer does not meet the criteria to be reported as discontinued operations. The Kazakhstan HPPs are reported in the Eurasia SBU reportable segment. Excluding the impairment charge, pretax income attributable to AES was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Kazakhstan Hydroelectric	$12	$10	$33	$28
Zimmer and Miami Fort — In April 2017, DP&L and AES Ohio Generation entered into an agreement for the sale of DP&L’s undivided interest in Zimmer and Miami Fort for $50 million in cash and the assumption of certain liabilities, including environmental, subject to predefined closing adjustments. The sale is subject to approval by the Federal Energy Regulatory Commission and is expected to close in the fourth quarter of 2017. Accordingly, Zimmer and Miami Fort remained classified as held-for-sale as of September 30, 2017, but did not meet the criteria to be reported as discontinued operations. Zimmer and Miami Fort are reported in the US SBU reportable segment. Their combined pretax income (loss) attributable to AES was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Zimmer and Miami Fort	$11	$1	$19	$(10)
Dispositions
Kazakhstan CHPs — In April 2017, the Company completed the sale of Ust-Kamenogorsk CHP and Sogrinsk CHP, its combined heating and power coal plants in Kazakhstan, for net proceeds of $24 million. The carrying value of the asset group of $171 million was greater than its fair value less costs to sell of $29 million. The Company recognized an impairment charge of $94 million, which was limited to the carrying value of the long lived assets, and recognized a pretax loss on sale of $49 million, primarily related to cumulative translation losses. The sale did not meet the criteria to be reported as discontinued operations. Prior to their sale, the Kazakhstan CHP plants were reported in the Eurasia SBU reportable segment. Excluding the impairment charge and loss on sale, pretax income (loss) attributable to AES was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Kazakhstan CHPs	$—	$(2)	$13	$5
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

Kelanitissa — On January 27, 2016, the Company completed the sale of its interest in Kelanitissa, a diesel-fired generation station in Sri Lanka. Upon completion, proceeds of $18 million were received and a loss on sale of $5 million was recognized. The sale of Kelanitissa did not meet the criteria to be reported as a discontinued operation. Prior to its sale, Kelanitissa was reported in the Eurasia SBU reportable segment.
UK Wind — During the second quarter of 2016, the Company deconsolidated UK Wind and recorded a loss on deconsolidation of $20 million to Gain (loss) on disposal and sale of businesses in the Condensed Consolidated Statement of Operations. Prior to deconsolidation, UK Wind was reported in the Eurasia SBU reportable segment.
17. ACQUISITIONS
Alto Sertão II — On August 3, 2017, the Company completed the acquisition of 100% of the Alto Sertão II Wind Complex (“Alto Sertão II”) from Renova Energia S.A. for $189 million, subject to customary purchase price adjustments, plus the assumption of $363 million of non-recourse debt, and up to $32 million of contingent consideration. At closing, the Company made an initial cash payment of $143 million, which excludes holdbacks related to indemnifications and purchase price adjustments. As of September 30, 2017, the purchase price allocation for Alto Sertão II is preliminary. The Company is in the process of assessing the fair value of the assets acquired and liabilities assumed in the acquisition, and expects to complete the purchase price allocation within the one year measurement period. Alto Sertão II is a wind farm with total installed capacity of 386 MW reported in the Brazil SBU reportable segment.
Bauru Solar Complex — On September 25, 2017, AES Tietê executed an investment agreement with Cobra do Brasil to provide approximately $150 million of non-convertible debentures in project financing for the construction of photovoltaic solar plants in Brazil with total forecasted capacity of 180 MW. Upon completion of the project, expected to be concluded in the first half of 2018, and subject to the solar plants’ compliance with certain technical specifications defined in the agreement, Tietê expects to acquire the solar complex in exchange for the non-convertible debentures and an additional investment of approximately $60 million.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and nine months ended September 30, 2017 and 2016, where income or loss represents the numerator and weighted average shares represent the denominator.

Three Months Ended September 30,	2017			2016
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax (1)	$152	660	$0.23	$171	659	$0.26
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	3	—	—	3	—
DILUTED EARNINGS PER SHARE	$152	663	$0.23	$171	662	$0.26

Nine Months Ended September 30,	2017			2016
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax (2)	$181	660	$0.28	$203	660	$0.31
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	(0.01)	—	2	—
DILUTED EARNINGS PER SHARE	$181	662	$0.27	$203	662	$0.31
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

For the three and nine months ended September 30, 2017 and 2016, respectively, the calculation of diluted earnings per share excluded 6 million and 7 million outstanding stock awards that could potentially dilute basic earnings per share in the future. All 15 million shares of potential common stock associated with convertible debentures (“TECONs”) were omitted from the earnings per share calculation for the three and nine months ended September 30, 2016. The company redeemed all of its existing TECONs in June 2017. The stock awards and convertible debentures were excluded from the calculation because they were anti-dilutive.
19. RISKS AND UNCERTAINTIES
Alto Maipo — As disclosed in Note 26—Risks and Uncertainties in Item 8.—Financial Statements and Supplementary Data of the 2016 Form 10-K, as of December 31, 2016, the Company has 531 MW under construction at Alto Maipo. Increased project costs, or delays in construction, could have an adverse impact on the Company. Alto Maipo has experienced construction difficulties, which have resulted in an increase in projected cost for the project of up to 22% of the original $2 billion budget. These overages led to a series of negotiations with the intention of restructuring the project’s existing financial structure and obtaining additional funding. On March 17, 2017, AES Gener completed the legal and financial restructuring of Alto Maipo, and through the Company’s 67% ownership interest in AES Gener, AES now has an effective 62% indirect economic interest in Alto Maipo. See Note 11—Equity for additional information regarding the restructuring.
Following the restructuring described above, the project continued to face construction difficulties including greater than expected costs and slower than anticipated productivity by construction contractors towards agreed-upon milestones. Furthermore, during the second quarter of 2017, as a result of the failure to perform by one of its construction contractors, Constructora Nuevo Maipo S.A. (“CNM”), Alto Maipo terminated CNM’s contract and is seeking a permanent replacement contractor to complete CNM’s work. Alto Maipo has hired a temporary replacement contractor to complete a portion of CNM’s work while the search for a permanent replacement contractor continues. As a result of the termination of CNM, Alto Maipo’s construction debt of $623 million and derivative liabilities of $139 million are in technical default and presented as current in the balance sheet as of September 30, 2017.
Construction at the project is continuing and Alto Maipo is working to resolve the challenges described above. Alto Maipo is seeking a permanent replacement contractor to complete CNM’s work, and continues to negotiate with lenders and other parties. However, there can be no assurance that Alto Maipo will succeed in these efforts and if there are further delays or cost overruns, or if Alto Maipo is unable to reach an agreement with the non-recourse lenders, there is a risk that these lenders may seek to exercise remedies available as a result of the default noted above, or that Alto Maipo may not be able to meet its contractual or other obligations and may be unable to continue with the project. If any of the above occur, there could be a material impairment for the Company.
The carrying value of the long-lived assets and deferred tax assets of Alto Maipo as of September 30, 2017 was approximately $1.4 billion and $60 million, respectively. Through its 67% ownership interest in Gener, the Parent Company has invested approximately $360 million in Alto Maipo and has an additional equity commitment of $55 million to be funded as part of the March 2017 restructuring described above. Even though certain of the construction difficulties have not been formally resolved, construction costs continue to be capitalized as management believes the project is probable of completion. Management believes the carrying value of the long-lived asset group is recoverable and was not impaired as of September 30, 2017. In addition, management believes it is more likely than not that the deferred tax assets will be realized, they could be reduced if estimates of future taxable income are decreased.
Puerto Rico — In September 2017, Puerto Rico was severely impacted by Hurricanes Irma and Maria, disrupting the operations of AES Puerto Rico and AES Ilumina. Puerto Rico’s infrastructure was severely damaged, including electric infrastructure and transmission lines. The extensive structural damage caused by hurricane winds and flooding is expected to take considerable time to repair. Although a more detailed assessment of the damage to its facilities is still ongoing, the Company sustained modest damage to its 24 MW AES Ilumina solar plant, resulting in an estimated $6 million loss, and minor damage to its 524 MW AES Puerto Rico thermal plants.
Our subsidiaries in Puerto Rico have long-term PPAs with state-owned PREPA. As a result of the Hurricanes, PREPA has declared an event of Force Majeure. However, both units of AES Puerto Rico and approximately 75% of AES Ilumina are available to generate electricity which, in accordance with the PPAs, will allow AES Puerto Rico to invoice capacity, even under Force Majeure.
Starting prior to the hurricanes, PREPA has been facing economic challenges that could impact the Company, and on July 2, 2017, filed for bankruptcy under Title III. As a result of the bankruptcy filing, AES Puerto Rico and

AES Ilumina’s non-recourse debt of $365 million and $36 million, respectively, are in default and have been classified as current as of September 30, 2017. In addition, the Company's receivable balances in Puerto Rico as of September 30, 2017 totaled $63 million, of which $30 million was overdue. After the filing of Title III protection, and up until the disruption caused by the hurricanes, AES in Puerto Rico was collecting the overdue amounts from PREPA in line with historic payment patterns.
Considering the information available as of the filing date, Management believes the carrying amount of our assets in Puerto Rico of $622 million is recoverable as of September 30, 2017.
20. SUBSEQUENT EVENTS
Kazakhstan Hydroelectric — On October 2, 2017, the Company transferred 100% of shares in Shulbinsk HPP and Ust-Kamenogorsk HPP to the Republic of Kazakhstan in accordance with the termination of the concession agreement. The Company expects to record a loss on disposal of at least $37 million in the fourth quarter of 2017. See Note 16—Held-for-Sale Businesses and Dispositions for further discussion.
Eletropaulo — In September 2017, the majority of Eletropaulo’s shareholders approved the transfer of Eletropaulo’s shares to the Novo Mercado. However, shareholders holding approximately 3 million shares, representing 2.7% of the total preferred shares, have indicated their preference to exercise withdrawal rights, which allows them to redeem their shares and receive a cash payment at book value for tendering their shares to Eletropaulo. Eletropaulo has now received all third party approvals to migrate to the Novo Mercado. The migration will be submitted to the Eletropaulo Board for confirmation that the costs associated with the exercise of the withdrawal rights are not significant enough to prevent migration. Once confirmed and the preferred shares are converted into ordinary shares, AES will no longer control Eletropaulo. Losing control will result in deconsolidation of Eletropaulo and the recording of an equity method investment for the remaining interest held in Eletropaulo. As of September 30, 2017, Eletropaulo had cumulative translation losses attributable to AES of $452 million and pension losses attributable to AES in other comprehensive income of $243 million, both of which will be recognized in earnings if Eletropaulo is deconsolidated. See Note 15—Discontinued Operations for further discussion.

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
Overview of Our Business — We are a diversified power generation and utility company organized into the following five market-oriented SBUs: US (United States); Andes (Chile, Colombia and Argentina); Brazil; MCAC (Mexico, Central America and the Caribbean); and Eurasia (Europe and Asia). During the third quarter of 2017, the Europe and Asia SBUs were merged in order to leverage scale and are now reported as part of the Eurasia SBU. For additional information regarding our business, see Item 1.—Business of our 2016 Form 10-K.
Within our five SBUs, we have two lines of business. The first business line is generation, where we own and/or operate power plants to generate and sell power to customers such as utilities, industrial users and other intermediaries. The second business line is utilities, where we own and/or operate utilities to generate or purchase, distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial and governmental sectors within a defined service area. In certain circumstances, our utilities also generate and sell electricity on the wholesale market.

Executive Summary
Compared with last year, the results for the three and nine months ended September 30, 2017 reflect higher margins resulting from increased tariffs, lower fixed costs, and revenue associated with a favorable opinion on the basis calculation for PIS and COFINS taxes from prior years at Eletropaulo. In addition, operating margins increased due to higher contract capacity and the commencement of the Los Mina combined cycle operations at the MCAC SBU.
Net cash provided by operating activities decreased for the three months ended September 30, 2017compared to the prior year primarily driven by lower collections of net regulatory assets and current year sales at Eletropaulo, and the absence of Sul’s operating cash flow in 2017. In addition to the quarterly drivers, net cash provided by operating activities decreased for the nine months ended September 30, 2017 due to the collection of overdue receivables at Maritza in Bulgaria in 2016.

Overview of Q3 2017 Results and Strategic Performance
Strategic Priorities — We continue to make progress towards meeting our strategic goals to maximize value for our shareholders.

Leveraging Our Platforms
Focusing our growth in markets where we already operate and have a competitive advantage to realize attractive risk-adjusted returns

●	4,795 MW currently under construction
○ Represents $8.7 billion in total capital expenditures
○ Majority of AES’ $1.5 billion in equity already funded
○ Expected to come on-line through 2021
●	Completed 122 MW conversion at DPP in the Dominican Republic
●	Completed $2.0 billion non-recourse financing for 1,384 MW Southland re-powering project in California
●	Will continue to advance select projects from our development pipeline

Reducing Complexity
Exiting businesses and markets where we do not have a competitive advantage, simplifying our portfolio and reducing risk

●	Announced the sale or shutdown of 3,737 MW of merchant coal-fired generation in Ohio and Kazakhstan

Performance Excellence
Striving to be the low-cost manager of a portfolio of assets and deriving synergies and scale from our businesses
●	Expect to achieve a total of $400 million in savings through 2020
○ Includes overhead reductions, procurement efficiencies and operational improvements

Expanding Access to Capital
Optimizing risk-adjusted returns in existing businesses and growth projects
●	Building strategic partnerships at the project and business level with an aim to optimize our risk-adjusted returns in our business and growth projects
●	Adjust our global exposure to commodity, fuel, country and other macroeconomic risks

Allocating Capital in a Disciplined Manner
Maximizing risk-adjusted returns to our shareholders by investing our free cash flow to strengthen our credit and deliver attractive growth in cash flow and earnings
●	Prepaid $300 million and refinanced $1 billion of Parent Company bonds
●	Closed the acquisition of sPower, the largest independent solar developer in the United States

Q3 2017 Strategic Performance
Earnings Per Share and Free Cash Flow Results in Q3 2017 (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Diluted earnings per share from continuing operations	$0.23	$0.26	$(0.03)	-12%	$0.27	$0.31	$(0.04)	-13%
Adjusted EPS (a non-GAAP measure) (1)	0.24	0.32	(0.08)	-25%	0.66	0.64	0.02	3%
Net cash provided by operating activities	735	819	(84)	-10%	1,689	2,182	(493)	-23%
Free Cash Flow (a non-GAAP measure) (1)	601	665	(64)	-10%	1,253	1,709	(456)	-27%
_____________________________

(1)	See Item 2.—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
Three Months Ended September 30, 2017
Diluted earnings per share from continuing operations decreased $0.03, or 12% to income of $0.23. This was primarily driven by lower margin at our Andes SBU, higher losses on extinguishment of debt, higher income tax expense, unfavorable impact at Andes SBU from the full recognition of a non-trade receivable allowance and the write-off of water rights related to a business development project that is no longer pursued, and losses due to damages caused by hurricanes Irma and Maria. These decreases were partially offset by prior year impairments at Buffalo Gap I, unrealized foreign currency transaction gains and higher margin at our MCAC SBU.
Adjusted EPS, a non-GAAP measure, decreased $0.08, or 25%, to $0.24, primarily driven by lower margin at our Andes SBU, higher income tax expense, unfavorable impact at Andes SBU from the full recognition of a non-trade receivable allowance and the write-off water rights related to a business development project that is no longer pursued, and losses due to the damages caused by hurricanes Irma and Maria. These decreases were partially offset by higher margins at our MCAC SBU.
Net cash provided by operating activities decreased by $84 million, or 10%, to $735 million, primarily driven by lower collections of net regulatory assets and current year sales at Eletropaulo, delay in collections at Gener, and the absence of Sul’s operating cash flow in 2017. These decreases were partially offset by the timing of payments for energy purchases at Eletropaulo.
Free cash flow, a non-GAAP measure, decreased by $64 million, or 10%, to $601 million, primarily driven by an $84 million decrease in net cash provided by operating activities, which was partially offset by a decrease of $18 million in maintenance (net of reinsurance proceeds) and non-recoverable environmental expenditures.
Nine Months Ended September 30, 2017
Diluted earnings per share from continuing operations decreased $0.04, or 13%, to $0.27. This was primarily driven by impairments at DPL and Kazakhstan CHPs and hydroelectric plants, losses incurred for the disposition of the Kazakhstan CHPs and higher income tax expense. These decreases were partially offset by prior year impairments at DPL and Buffalo Gap I and II, higher margins at our MCAC, Eurasia and Brazil SBUs and the favorable impact of the YPF legal settlement at AES Uruguaiana in 2017.
Adjusted EPS, a non-GAAP measure, increased $0.02, or 3%, to $0.66, primarily driven by higher margins at our MCAC, Eurasia and Brazil SBUs, the favorable impact of the YPF legal settlement at AES Uruguaiana, which was partially offset by higher income tax expense.
Net cash provided by operating activities decreased by $493 million, or 23%, to $1,689 million, primarily driven by lower collections of net regulatory assets and current year sales at Eletropaulo, the 2016 collection of overdue receivables at Maritza, and the absence of Sul’s operating cash flow in 2017. These decreases were partially offset by the timing of payments for energy purchases at Eletropaulo.
Free cash flow, a non-GAAP measure, decreased by $456 million, or 27%, to $1,253 million, primarily driven by a $493 million decrease in net cash provided by operating activities (exclusive of lower service concession asset expenditures of $22 million), which was partially offset by a decrease of $59 million in maintenance (net of reinsurance proceeds) and non-recoverable environmental expenditures.

Review of Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016	$ change	% change	2017	2016	$ change	% change
Revenue:
US SBU	$852	$916	$(64)	-7%	$2,445	$2,582	$(137)	-5%
Andes SBU	689	667	22	3%	1,979	1,864	115	6%
Brazil SBU	1,085	1,027	58	6%	3,106	2,761	345	12%
MCAC SBU	630	547	83	15%	1,851	1,596	255	16%
Eurasia SBU	380	386	(6)	-2%	1,204	1,249	(45)	-4%
Corporate and Other	9	6	3	50%	29	8	21	NM
Intersegment eliminations	(13)	(7)	(6)	-86%	(20)	(18)	(2)	-11%
Total Revenue	3,632	3,542	90	3%	10,594	10,042	552	5%
Operating Margin:
US SBU	184	189	(5)	-3%	421	436	(15)	-3%
Andes SBU	151	203	(52)	-26%	452	466	(14)	-3%
Brazil SBU	107	53	54	NM	311	174	137	79%
MCAC SBU	165	140	25	18%	430	370	60	16%
Eurasia SBU	102	95	7	7%	343	308	35	11%
Corporate and Other	2	7	(5)	-71%	17	11	6	55%
Intersegment eliminations	—	1	(1)	100%	—	6	(6)	100%
Total Operating Margin	711	688	23	3%	1,974	1,771	203	11%
General and administrative expenses	(52)	(40)	(12)	30%	(155)	(135)	(20)	15%
Interest expense	(353)	(354)	1	—%	(1,034)	(1,086)	52	-5%
Interest income	101	110	(9)	-8%	291	365	(74)	-20%
Loss on extinguishment of debt	(49)	(16)	(33)	NM	(44)	(12)	(32)	NM
Other expense	(47)	(13)	(34)	NM	(95)	(42)	(53)	NM
Other income	18	18	—	—%	105	43	62	NM
Gain (loss) on disposal and sale of businesses	(1)	—	(1)	NM	(49)	30	(79)	NM
Asset impairment expense	(2)	(79)	77	-97%	(260)	(473)	213	-45%
Foreign currency transaction gains (losses)	21	(20)	41	NM	13	(16)	29	NM
Income tax expense	(110)	(75)	(35)	47%	(270)	(165)	(105)	64%
Net equity in earnings of affiliates	24	11	13	NM	33	25	8	32%
INCOME FROM CONTINUING OPERATIONS	261	230	31	13%	509	305	204	67%
Loss from operations of discontinued businesses, net of income tax benefit of $4 for the nine months ended September 30, 2016	—	(1)	1	-100%	—	(7)	7	-100%
Net loss from disposal and impairments of discontinued businesses, net of income tax benefit of $401 for the nine months ended September 30, 2016	—	—	—	—%	—	(382)	382	-100%
NET INCOME (LOSS)	261	229	32	14%	509	(84)	593	NM
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(109)	(54)	(55)	NM	(328)	(97)	(231)	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$152	$175	$(23)	-13%	$181	$(181)	$362	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$152	$176	$(24)	-14%	$181	$208	$(27)	-13%
Loss from discontinued operations, net of tax	—	(1)	1	-100%	—	(389)	389	-100%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$152	$175	$(23)	-13%	$181	$(181)	$362	NM
Net cash provided by operating activities	$735	$819	$(84)	-10%	$1,689	$2,182	$(493)	-23%
DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.11	$0.01	9%	$0.24	$0.22	$0.02	9%
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

Consolidated Revenue and Operating Margin
Three months ended September 30, 2017
Consolidated Revenue — Revenue increased $90 million, or 3%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This increase was driven by:

•	The favorable FX impact of $37 million, primarily in Brazil of $31 million.
Excluding the FX impact mentioned above:

•
$81 million in MCAC primarily due to higher contract energy sales resulting from the commencement of the combined cycle operations at Los Mina in June 2017, higher rates in the Dominican Republic, as well as higher pass through costs in El Salvador; and

•
$28 million in Brazil primarily due to the acquisition of the Alto Sertão II wind farm in Tietê, and the one time recognition of revenue associated with a favorable opinion on the basis calculation for PIS and COFINS taxes from prior years as well as higher tariffs, partially offset by lower demand at Eletropaulo.

These positive impacts were partially offset by a decrease of $64 million in the U.S. mainly due to lower wholesale volume and price, lower tariffs, and the unfavorable impact of mild weather at DPL.
Consolidated Operating Margin — Operating margin increased $23 million, or 3%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This increase was driven by:

•	The favorable FX impact of $10 million, primarily in Andes and in Brazil.
Excluding the FX impact mentioned above:

•
$52 million in Brazil primarily due to the one time recognition of revenue associated with a favorable opinion on the basis calculation for PIS and COFINS taxes from prior years, lower fixed cost, and higher tariffs, partially offset by lower demand at Eletropaulo, as well as the acquisition of the Alto Sertão II wind farm, partially offset by net unfavorable impact of volume and prices at Tietê; and

•	$25 million in MCAC primarily due to the commencement of the combined cycle operations at Los Mina in June 2017, and higher availability in the Dominican Republic.
These positive impacts were partially offset by a decrease of $56 million in Andes,primarily at Gener, driven by lower availability and higher fixed costs due to major maintenance at Ventanas, the unfavorable impact of new regulation on emissions, and lower contract margin in the SING market, partially offset by start of operations of Cochrane Units I and II in July and October 2016, respectively.

(in millions)
Nine months ended September 30, 2017
Consolidated Revenue — Revenue increased $552 million, or 5%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase was driven by:

•	The favorable FX impact of $293 million, primarily in Brazil of $312 million, partially offset by the unfavorable FX impact of $19 million in Eurasia.
Excluding the FX impact mentioned above:

•
$262 million in MCAC primarily due to higher LNG sales, higher contract rates, and higher contract energy sales resulting from the commencement of the combined cycle operations at Los Mina in June 2017, as well as higher pass through costs in El Salvador; and

•	$109 million in Andes primarily due to the start of commercial operations at Cochrane as well as higher availability in Argentina, partially offset by lower spot sales at Chivor.
These positive impacts were partially offset by a decrease of $137 million in the U.S. mainly due to lower tariffs, lower wholesale volume and price, and the unfavorable impact of mild weather at DPL.
Consolidated Operating Margin — Operating margin increased $203 million, or 11%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase was driven by:

•	The favorable impact of FX of $42 million, primarily in Brazil of $29 million and in Andes of $15 million.
Excluding the FX impact mentioned above:

•
$108 million in Brazil primarily due to higher tariffs, lower fixed costs, and the one time recognition of revenue associated with a favorable opinion on the basis calculation for PIS and COFINS taxes from prior years, partially offset by lower demand at Eletropaulo;

•
$59 million in MCAC due to higher contract capacity and the commencement of the Los Mina combined cycle operations in June 2017 in the Dominican Republic as well as higher availability and lower maintenance in Mexico; and

•	$39 million in Eurasia primarily due to higher derivative valuation adjustments and higher capacity income in Northern Ireland.
These positive impacts were partially offset by a decrease of $28 million in Andes, primarily at Gener, driven by the impact of new regulation on emissions, lower availability and higher fixed costs due to maintenance activities, and lower contract margin in the SING market, partially offset by start of operations of Cochrane Units I and II in July and October 2016, respectively, as well as higher availability at Argentina.
See Item 2.—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $12 million, or 30%, to $52 million for the three months ended September 30, 2017, as compared to $40 million for the three months ended September 30, 2016, primarily due to business development activity and increased people costs.
General and administrative expenses increased $20 million, or 15%, to $155 million for the nine months ended September 30, 2017, as compared to $135 million for the nine months ended September 30, 2016, primarily due to increased professional fees and business development activity.
Interest expense
Interest expense decreased $1 million to $353 million for the three months ended September 30, 2017, as compared to $354 million for the three months ended September 30, 2016, with no significant drivers.
Interest expense decreased $52 million, or 5%, to $1,034 million for the nine months ended September 30, 2017, as compared to $1,086 million for the nine months ended September 30, 2016. This decrease was primarily due to a $61 million decrease at Eletropaulo attributable to lower debt balances, interest rates and regulatory liabilities, and a $23 million decrease at the Parent Company due to lower average debt balances. These decreases were partially offset by a $28 million increase at Cochrane primarily due to lower capitalized interest in 2017 as a result of the plant starting commercial operations in the second half of 2016.
Interest income
Interest income decreased $9 million, or 8%, to $101 million for the three months ended September 30, 2017, as compared to $110 million for the three months ended September 30, 2016. This decrease was primarily due to lower regulatory assets and interest rates at Eletropaulo.
Interest income decreased $74 million, or 20%, to $291 million for the nine months ended September 30, 2017, as compared to $365 million for the nine months ended September 30, 2016. This decrease was primarily due to lower regulatory assets and interest rates at Eletropaulo.
Loss on extinguishment of debt
Loss on extinguishment of debt increased $33 million to $49 million for the three months ended September 30, 2017, as compared to $16 million for the three months ended September 30, 2016. This increase was primarily due to a $36 million loss at the Parent Company resulting from the redemption and repurchase of senior notes in 2017.
Loss on extinguishment of debt increased $32 million to $44 million for the nine months ended September 30, 2017, as compared to $12 million for the nine months ended September 30, 2016. This increase was primarily due to losses of $92 million at the Parent Company, as a result of the redemption and repurchase of senior notes, partially offset by a gain of $65 million at Alicura, as a result of the prepayment of non-recourse debt related to the construction of the San Nicolas Plant, in the current period.
See Note 7—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income remained flat at $18 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.
Other income increased $62 million to $105 million for the nine months ended September 30, 2017, as compared to $43 million for the nine months ended September 30, 2016. This increase was primarily due to the favorable settlement of legal proceeding at Uruguaiana related to YPF's breach of the parties’ gas supply agreement.
Other expense increased $34 million to $47 million for the three months ended September 30, 2017, as compared to $13 million for the three months ended September 30, 2016, primarily due to the write-off of water rights in the Andes SBU for projects that are no longer being pursued, and the recognition of a full allowance on a non-trade receivable in Andes SBU.
Other expense increased $53 million to $95 million for the nine months ended September 30, 2017, as compared to $42 million for the nine months ended September 30, 2016. This increase was primarily due to the loss on disposal of assets at DPL as a result of the decision made in 2017 to close the coal-fired and diesel-fired generating units at Stuart and Killen on or before June 1, 2018, higher assets write-off at Brazil SBU, the write-off of water rights in the Andes SBU for projects that are no longer being pursued, and the recognition of a full allowance on a non-trade receivable in Andes SBU.
See Note 13—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.

Gain (loss) on disposal and sale of businesses
Loss on disposal and sale of businesses was $1 million for the three months ended September 30, 2017, with no loss in the comparative three months ended September 30, 2016.
Loss on disposal and sale of businesses was $49 million for the nine months ended September 30, 2017, as compared to a gain of $30 million for the nine months ended September 30, 2016. The 2017 negative impact was due to a $49 million loss on sale of Kazakhstan CHPs in 2017. The 2016 positive impact was primarily due to the $49 million gain on sale of DPLER, partially offset by the $20 million loss on deconsolidation of UK Wind in 2016.
See Note 16—Held-for-Sale Businesses and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense decreased $77 million, or 97%, to $2 million for the three months ended September 30, 2017, as compared to $79 million for the three months ended September 30, 2016. This was due to the prior year impairment at Buffalo Gap I, resulting from lower forecasted revenues due to decreases in wind production.
Asset impairment expense decreased $213 million, or 45%, to $260 million for the nine months ended September 30, 2017, as compared to $473 million for the nine months ended September 30, 2016. This was primarily due to the prior year impairments at Buffalo Gap I, resulting from lower forecasted revenues due to decreases in wind production, DPL, resulting from lower forecasted revenues from the PJM capacity auction and higher anticipated environmental compliance costs, and Buffalo Gap II, due to a decline in forward power curves. These were partially offset by impairments in the current year at Kazakhstan, resulting from the sale of the CHPs and the expiration of the HPPs concession agreement on October 2017 and their classification as held-for-sale, and at DPL as a result of the decision to close the coal-fired and diesel-fired generating units at Stuart and Killen on or before June 1, 2018.
See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017		2016	2017	2016
Corporate	$4		$(23)	$(1)	$(29)
Argentina	9		8	4	9
Colombia	(15)		(3)	(26)	(4)
United Kingdom	—		1	(3)	10
Chile	9		(2)	4	(4)
Bulgaria	5	—	1	12	(3)
Philippines	4		—	10	8
Other	5		(2)	13	(3)
Total (1)	$21		$(20)	$13	$(16)
___________________________________________

(1)
Foreign currency derivative contracts gains and losses had no net impact for the 3 months ended September 30, 2017. Includes $15 million of losses on foreign currency derivative contracts for the 3 months ended September 30, 2016, and $37 million of losses and $8 million of gains on foreign currency derivative contracts for the nine months ended September 30, 2017 and 2016, respectively.

The Company recognized net foreign currency transaction gains of $21 million for the three months ended September 30, 2017, primarily due to appreciation of the peso at Chile, and foreign currency derivatives related to government receivables at Argentina, partially offset foreign currency derivatives losses at Colombia due to a change in functional currency.
The Company recognized net foreign currency transaction losses of $20 million for the three months ended September 30, 2016, primarily at the Parent company due to foreign currency swaps and options, partially offset by remeasurement gains on intercompany notes.
The Company recognized net foreign currency transaction gains of $13 million for the nine months ended September 30, 2017, primarily due to the amortization of frozen embedded derivatives at Philippines, and appreciation of the euro at Bulgaria, partially offset by foreign currency derivatives losses at Columbia due to change a in functional currency.
The Company recognized net foreign currency transaction losses of $16 million for the nine months ended September 30, 2016, primarily at the Parent company due to foreign currency swaps and options, partially offset by remeasurement gains on intercompany notes and remeasurement gains on intercompany debt at United Kingdom.

Income tax expense
Income tax expense increased $35 million, or 47%, to $110 million for the three months ended September 30, 2017, compared to $75 million for the three months ended September 30, 2016. The Company’s effective tax rates were 32% and 26% for the three months ended September 30, 2017 and 2016, respectively. This net increase was due, in part, due to the prior year resolution of an audit settlement at certain of our operating subsidiaries in the Dominican Republic as well as the prior year devaluation of the Peso impacting certain of our Mexican subsidiaries.
Income tax expense increased $105 million, or 64%, to $270 million for the nine months ended September 30, 2017, compared to $165 million for the nine months ended September 30, 2016. The Company’s effective tax rates were 36% and 37% for the nine months ended September 30, 2017 and 2016, respectively. This net decrease was principally due to the unfavorable impact of Chilean income tax law reform enacted during the first quarter of 2016 and the 2016 asset impairments recorded at Buffalo Gap I, Buffalo Gap II, and DPL partially offset by the tax impacts of the 2017 appreciation of the Mexican Peso compared to the 2016 depreciation of the Peso.
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
Net equity in earnings of affiliates
Net equity in earnings of affiliates increased $13 million, to $24 million for the three months ended September 30, 2017, compared to $11 million for the three months ended September 30, 2016. This increase was primarily due to the purchase of the sPower equity method investment in July 2017.
Net equity in earnings of affiliates increased $8 million, or 32%, to $33 million for the nine months ended September 30, 2017, compared to $25 million for the nine months ended September 30, 2016. This increase was primarily due to the purchase of the sPower equity method investment, partially offset by a fixed asset impairment at Distributed Energy in 2017.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to NCI increased $55 million to $109 million for the three months ended September 30, 2017, as compared to $54 million for the three months ended September 30, 2016. This increase was primarily due to asset impairment expense at Buffalo Gap I in 2016 and higher operating margin at Eletropaulo due to the one time recognition of revenue associated with a favorable opinion on the basis calculation for PIS and COFINS taxes from prior years, lower fixed cost, and higher tariffs, partially offset by lower demand, partially offset by lower operating margin at Tietê.
Net income attributable to NCI increased $231 million to $328 million for the nine months ended September 30, 2017, as compared to $97 million for the nine months ended September 30, 2016. This increase was primarily due to asset impairment at Buffalo Gap I and II in 2016, higher operating margin at Eletropaulo primarily due to higher tariffs, lower fixed costs, and the one time recognition of revenue associated with a favorable opinion on the basis calculation for PIS and COFINS taxes from prior years, partially offset by lower demand, and favorable YPF legal settlement at AES Uruguaiana.
Discontinued operations
Net loss from discontinued operations was $1 million and $389 million for the three and nine months ended September 30, 2016, respectively, due to the operations from Sul being classified as discontinued operations starting in the second quarter of 2016. The sale of Sul closed in the fourth quarter of 2016. See Note 15—Discontinued Operations included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the Sul discontinued operations.
Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $23 million to $152 million for the three months ended September 30, 2017, as compared to $175 million for the three months ended September 30, 2016. Key drivers of the decrease were:

•	Lower margin at our Andes SBU;

•	Higher loss on extinguishment debt;

•	Higher income tax expense;

•	Unfavorable impact at Andes SBU from the full recognition of a non-trade receivable allowance and the write-off of water rights to a business development project that is no longer pursued; and

•	Losses due to damages caused by hurricanes Irma and Maria.
These decreases were partially offset by:

•	Prior year impairments at Buffalo Gap I;

•	Unrealized foreign currency transaction gains; and

•	Higher margin at our MCAC SBU.
Net income attributable to The AES Corporation was $181 million for the nine months ended September 30, 2017, compared to a net loss attributable to The AES Corporation of $181 million for the nine months ended September 30, 2016. The $362 million positive impact was primarily driven by the following increases:

•
Prior year loss from discontinued operations of $389 million as a result of the sale of Sul (See Note 15. Discontinued Operations included in Item 1.— Financial Statements of this Form 10-Q for further information.)

•	Prior year impairments at DPL and Buffalo Gap I and II;

•	Higher margins at our MCAC, Eurasia and Brazil SBUs in the current year; and

•	The favorable impact of the YPF legal settlement at AES Uruguaiana.
These increases were partially offset by:

•	Current year impairments at Kazakhstan CHPs and hydroelectric plants, and DPL;

•	Higher income tax expense; and

•	Current year loss on sale of Kazakhstan CHPs.
SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC, Adjusted EPS, and Consolidated Free Cash Flow (“Free Cash Flow”) are non-GAAP supplemental measures that are used by management and external users of our consolidated financial statements such as investors, industry analysts and lenders. The Adjusted Operating Margin, Adjusted PTC, and Consolidated Free Cash Flow by SBU for the three and nine months ended September 30, 2017 and September 30, 2016, are shown below. The percentages represent the contribution by each SBU to the gross metric, excluding Corporate.
For the year beginning January 1, 2017, the Company changed the definition of Adjusted PTC and Adjusted EPS to exclude associated benefits and costs due to acquisitions, dispositions, and early plant closures; including the tax impact of decisions made at the time of sale to repatriate sales proceeds. We believe excluding these benefits and costs better reflect the business performance by removing the variability caused by strategic decisions to dispose of or acquire business interests or close plants early. The Company has also reflected these changes in the comparative periods ending September 30, 2016.

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

Reconciliation of Adjusted Operating Margin (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Margin	$711	$688	$1,974	$1,771
Noncontrolling interests adjustment	(222)	(187)	(630)	(502)
Derivatives adjustment	(6)	(10)	(16)	4
Total Adjusted Operating Margin	$483	$491	$1,328	$1,273

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

Reconciliation of Adjusted PTC (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations, net of tax, attributable to The AES Corporation	$152	$176	$181	$208
Income tax expense attributable to The AES Corporation	71	47	144	66
Pretax contribution	223	223	325	274
Unrealized derivative losses (gains)	(8)	5	(7)	1
Unrealized foreign currency transaction losses (gains)	(21)	3	(54)	12
Disposition/acquisition losses (gains)	1	(3)	107	(5)
Impairment expense	2	24	264	309
Losses on extinguishment of debt	48	20	43	26
Total Adjusted PTC	$245	$272	$678	$617

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

Reconciliation of Adjusted EPS	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Diluted earnings per share from continuing operations	$0.23		$0.26		$0.27		$0.31
Unrealized derivative gains	(0.01)		—		(0.01)		—
Unrealized foreign currency transaction losses (gains)	(0.03)		0.01		(0.07)		0.01
Disposition/acquisition losses (gains)	—		—		0.16	(1)	—	(2)
Impairment expense	—		0.03	(3)	0.40	(4)	0.47	(5)
Losses on extinguishment of debt	0.07	(6)	0.04	(7)	0.06	(8)	0.05	(9)
Less: Net income tax benefit	(0.02)	(10)	(0.02)		(0.15)	(11)	(0.20)	(11)
Adjusted EPS	$0.24		$0.32		$0.66		$0.64
_____________________________

(1)
Amount primarily relates to loss on sale of Kazakhstan CHPs of $48 million, or $0.07 per share, realized derivative losses associated with the sale of Sul of $38 million, or $0.06 per share; costs associated with early plant closure of DPL of $20 million, or $0.03 per share.

(2)	Net impact of zero relates to the gain on sale of DPLER of $22 million, or $0.03 per share; offset by the loss on deconsolidation of UK Wind of $20 million, or $0.03 per share.

(3)	Amount primarily relates to the asset impairment at Buffalo Gap I of $78 million ($23 million, or $0.03 per share, net of NCI).

(4)
Amount primarily relates to asset impairment at Kazakhstan hydroelectric plants of $92 million, or $0.14 per share, at Kazakhstan CHPs of $94 million, or $0.14 per share, and DPL of $66 million, or $0.10 per share.

(5)
Amount primarily relates to asset impairments at DPL of $235 million, or $0.36 per share; $159 million at Buffalo Gap II ($49 million, or $0.07 per share, net of NCI); and $78 million at Buffalo Gap I ($23 million, or $0.03 per share, net of NCI).

(6)	Amount primarily relates to the losses on early retirement of debt at the Parent Company of $38 million, or $0.06 per share

(7)
Amount primarily relates to losses on early retirement of debt at the Parent Company of $17 million, or $0.02 per share; and an adjustment of $5 million, or $0.01 per share to record the DP&L redeemable preferred stock at its redemption value.

(8)
Amount primarily relates to losses on early retirement of debt at the Parent Company of $92 million, or $0.14 per share, partially offset by the the gain on early retirement of debt at Alicura of $65 million, or $0.10 per share.

(9)
Amount primarily relates to losses on early retirement of debt at the Parent Company of $19 million, or $0.03 per share; and an adjustment of $5 million, or $0.01 per share, to record the DP&L redeemable preferred stock at its redemption value.

(10)	Amount primarily relates to the income tax benefit associated with losses on early retirement of debt of $16 million, or $0.02 per share in the three months ended September 30, 2017.

(11)
Amount primarily relates to the income tax benefit associated with asset impairment losses of $82 million, or $0.12 per share and $123 million, or $0.19 per share in the nine months ended September 30, 2017 and 2016, respectively.

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

Calculation of Free Cash Flow (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Cash provided by operating activities	$735	$819	$1,689	$2,182
Add: capital expenditures related to service concession assets (1)	3	1	5	27
Less: maintenance capital expenditures, net of reinsurance proceeds	(129)	(144)	(423)	(464)
Less: non-recoverable environmental capital expenditures (2)	(8)	(11)	(18)	(36)
Free Cash Flow	$601	$665	$1,253	$1,709
_____________________________

(1)	Service concession asset expenditures are included in net cash provided by operating activities, but are excluded from the free cash flow non-GAAP metric.

(2)
Excludes IPL's recoverable environmental capital expenditures of $10 million and $32 million for the three months ended September 30, 2017 and 2016, as well as, $39 million and $162 million for the nine months ended September 30, 2017 and 2016, respectively.

US SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Margin	$184	$189	$(5)	-3%	$421	$436	$(15)	-3%
Noncontrolling Interests Adjustment (1)	(23)	(26)			(56)	(59)
Derivatives Adjustment	(3)	1			—	5
Adjusted Operating Margin	$158	$164	$(6)	-4%	$365	$382	$(17)	-4%
Adjusted PTC	$129	$114	$15	13%	$240	$257	$(17)	-7%
Free Cash Flow	$211	$246	$(35)	-14%	$407	$512	$(105)	-21%
Free Cash Flow Attributable to NCI	$18	$27	$(9)	-33%	$32	$43	$(11)	-26%
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended September 30, 2017, decreased by $5 million, or 3%, which was driven primarily by the following (in millions):

IPL
Lower retail margin primarily due to weather	$(10)
Other	(3)
Total IPL Decrease	(13)
US Generation
Warrior Run primarily due to higher availability and lower maintenance cost due to major outages in 2016	6
Other	4
Total US Generation Increase	10
Other Business Drivers	(2)
Total US SBU Operating Margin Decrease	$(5)
Adjusted Operating Margin decreased by $6 million for the US SBU due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased by $15 million, driven by earnings from equity affiliates due to the 2017 acquisition of sPower and an increase in insurance recoveries at DPL, partially offset by the $6 million decrease in Adjusted Operating Margin described above.
Free Cash Flow decreased by $35 million, of which $9 million was attributable to NCI. The decrease in Free Cash Flow was primarily driven by:

•	Additional inventory purchases of $20 million primarily due to inventory optimization efforts at DPL and IPL that occurred in 2016;

•	Higher payments of $13 million for general accounts payable at DPL due to timing;

•	Higher interest payments of $13 million primarily at DPL and IPL due to timing; and

•	$9 million decrease in Operating Margin (net of lower depreciation of $4 million).
These negative impacts were partially offset by an increase of $12 million in insurance proceeds at DPL.
Operating Margin for the nine months ended September 30, 2017, decreased by $15 million, or 3%, which was driven primarily by the following (in millions):

IPL
Decrease due to implementation of new base rates in Q2 2016 which resulted in a favorable change in accrual	$(18)
Other	(1)
Total IPL Decrease	(19)
DPL
Lower retail margin due to lower regulated rates	(26)
Lower depreciation expense driven by lower PP&E carrying values from impairments in 2016 and 2017	19
Total DPL Decrease	(7)
US Generation
Warrior Run primarily due to higher availability and lower maintenance cost due to major outages in 2016, partially offset by a decrease in energy price under the PPA	4
Other	7
Total US Generation Increase	11
Total US SBU Operating Margin Decrease	$(15)
Adjusted Operating Margin decreased by $17 million for the US SBU due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.

Adjusted PTC decreased by $17 million, driven by the $17 million decrease in Adjusted Operating Margin described above as well as a 2016 gain on contract termination at DP&L, offset by the Company's share of earnings under the HLBV allocation of noncontrolling interest at Distributed Energy due to new project growth, earnings from equity affiliates due to the 2017 acquisition of sPower, and an increase in insurance recoveries at DPL.
Free Cash Flow decreased by $105 million, of which $11 million was attributable to NCI. The decrease in Free Cash Flow was primarily driven by:

•	Additional inventory purchases of $66 million primarily due to inventory optimization efforts in 2016 at DPL and IPL;

•	Timing of payments for purchased power and general accounts payable of $42 million at DPL;

•	$41 million decrease in Operating Margin (net of lower depreciation of $26 million);

•	Higher interest payments of $19 million primarily at DPL and IPL due to timing; and

•	Lower collections at DPL of $11 million primarily due to the settlement of DPLER’s receivable balances resulting from its sale in 2016.
These negative impacts were partially offset by:

•	Higher collections at IPL of $32 million due to higher receivable balances in December 2016 resulting from favorable weather and the impacts from the 2016 rate order;

•	$30 million of lower maintenance and non-recoverable environmental capital expenditures; and

•	Increase of $12 million in insurance proceeds at DPL.
ANDES SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Margin	$151	$203	$(52)	-26%	$452	$466	$(14)	-3%
Noncontrolling Interests Adjustment (1)	(46)	(59)			(144)	(140)
Derivatives Adjustment	1	—			—	—
Adjusted Operating Margin	$106	$144	$(38)	-26%	$308	$326	$(18)	-6%
Adjusted PTC	$62	$134	$(72)	-54%	$232	$279	$(47)	-17%
Free Cash Flow	$91	$137	$(46)	-34%	$277	$234	$43	18%
Free Cash Flow Attributable to NCI	$33	$45	$(12)	-27%	$98	$82	$16	20%
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.
Including favorable FX and remeasurement impacts of $5 million, Operating Margin for the three months ended September 30, 2017, decreased by $52 million, or 26%, which was driven primarily by the following (in millions):

Gener
Lower availability of efficient generation resulting in higher replacement energy and fixed costs mainly associated with major maintenance at Ventanas Complex	$(29)
Negative impact of new regulation on emissions (green taxes)	(13)
Lower margin at the SING market primarily associated with lower contract sales and increase in coal prices at Norgener	(8)
Start of operations at Cochrane Units I and II in July and October 2016, respectively	17
Other	(3)
Total Gener Decrease	(36)
Chivor
Lower spot sales mainly associated to lower generation and lower prices	(16)
Other	1
Total Chivor Decrease	(15)
Other Business Drivers	(1)
Total Andes SBU Operating Margin Decrease	$(52)
Adjusted Operating Margin decreased by $38 million due to the drivers above, adjusted for the impact of NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC decreased by $72 million, mainly driven by the full allowance of a non-trade receivable in Argentina due to collection uncertainties, higher interest expense primarily associated with the issuance of debt in February 2017 at Argentina, and the write-off of water rights at Gener resulting from a business development project that is no longer pursued.

Free Cash Flow decreased by $46 million, of which $12 million was attributable to NCI. The decrease in Free Cash Flow was primarily driven by:

•	Higher working capital requirements of $59 million primarily due to delay in collections at Gener; and

•	$32 million decrease in Operating Margin (net of higher depreciation of $7 million and $13 million of environmental tax accruals in Chile impacting margin but not free cash flow).
These negative impacts were offset by higher collections of $44 million from account receivables in Argentina due to the impact of major maintenance performed in Q2 2016 and from financing receivables due to the commencement of operations of the Guillermo Brown Plant in October 2016.
Including favorable FX and remeasurement impacts of $15 million, Operating Margin for the nine months ended September 30, 2017, decreased by $14 million, or 3%, which was driven primarily by the following (in millions):

Gener
Negative impact of new regulation on Emissions (Green Taxes)	$(37)
Lower availability of efficient generation resulting in higher replacement energy and fixed costs mainly associated with major maintenance at Ventanas Complex	(50)
Lower margin at the SING market primarily associated with lower contract sales and increase in coal prices at Norgener partially offset by higher spot sales	(25)
Start of operations at Cochrane Units I and II in July and October 2016, respectively	64
Other	(6)
Total Gener Decrease	(54)
Argentina
Higher capacity payments primarily associated to changes in regulation in 2017	32
Higher fixed costs mainly associated with higher people costs driven by inflation	(9)
Other	3
Total Argentina Increase	26
Chivor
Higher contract sales primarily associated to an increase in contracted capacity	20
Lower spot sales mainly associated to lower generation	(12)
Favorable FX impact	7
Other	(1)
Total Chivor Increase	14
Total Andes SBU Operating Margin Decrease	$(14)
Adjusted Operating Margin decreased by $18 million due to the drivers above, adjusted for the impact of NCI.
Adjusted PTC decreased by $47 million, driven by the decrease of $18 million in Adjusted Operating Margin plus the full allowance of a non-trade receivable in Argentina due to collection uncertainties, higher interest expenses mainly associated to lower interest capitalization on construction projects and the issuance of debt at Argentina, and the write-off of water rights at Gener resulting from a business development project that is no longer pursued. These negative impacts were partially offset by foreign currency gains in Argentina associated with collections of financing receivables and lower foreign currency losses associated with the sale of Argentina’s sovereign bonds at Termoandes and prepayment of financial debt denominated in U.S. dollars in 2017 at Argentina.
Free Cash Flow increased by $43 million, of which $16 million was attributable to NCI. The increase in Free Cash Flow was primarily driven by:

•	Lower tax payments of $57 million primarily at Chivor and Argentina;

•	$55 million increase in Operating Margin (net of higher depreciation of $32 million and $37 million of environmental tax accruals in Chile impacting margin but not free cash flow);

•	Higher collections of $50 million from financing receivables in Argentina due to the commencement of operations of the Guillermo Brown Plant in October 2016; and

•	$5 million of lower maintenance and non-recoverable environmental capital expenditures.
These positive impacts were partially offset by:

•	Higher working capital requirements of $60 million primarily due to delay in collections at Gener and Argentina;

•	Lower collections of prior period sales of $35 million at Chivor primarily due to higher receivables in Q1 2016 related to higher sales in Q4 2015;

•	Higher interest payments of $14 million primarily associated with interest at Cochrane which is no longer capitalized; and

•	Lower VAT refunds of $14 million at Alto Maipo and Cochrane due to the timing of construction activities.

BRAZIL SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Margin	$107	$53	$54	NM	$311	$174	$137	79%
Noncontrolling Interests Adjustment (1)	(87)	(41)			(254)	(137)
Adjusted Operating Margin	$20	$12	$8	67%	$57	$37	$20	54%
Adjusted PTC	$12	$6	$6	100%	$64	$18	$46	NM
Free Cash Flow	$142	$125	$17	14%	$307	$446	$(139)	-31%
Free Cash Flow Attributable to NCI	$116	$101	$15	15%	$233	$340	$(107)	-31%
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.
Including favorable FX impacts of $3 million, Operating Margin for the three months ended September 30, 2017, increased by $54 million, which was driven primarily by the following (in millions):

Eletropaulo
Revenue associated with a favorable opinion on the basis calculation for PIS and COFINS taxes from prior years	$50
Lower fixed costs mainly due to lower bad debt and regulatory penalties	34
Higher tariffs due to annual tariff reset	20
Lower volume mainly due to lower demand resulting from economic decline and migration to free market	(30)
Other	(2)
Total Eletropaulo Increase	72
Tietê
Net impact of volume and prices of bilateral contracts due to higher energy purchased	(45)
Net impact of volume and prices of lower energy purchased in spot market	13
Higher volume due to acquisition of new wind entities - Alto Sertão II	12
Other	2
Total Tietê Decrease	(18)
Total Brazil SBU Operating Margin Increase	$54
Adjusted Operating Margin increased by $8 million, primarily due to the drivers discussed above, adjusted for the impact of noncontrolling interests.
Adjusted PTC increased by $6 million, mainly driven by the increase of $8 million in Adjusted Operating Margin as described above, partially offset by $2 million due to higher interest expense from debt issued to acquire new wind entities at Tietê.
Free Cash Flow increased by $17 million, of which $15 million was attributable to NCI. The increase in Free Cash Flow was primarily driven by:
•$166 million of lower payments for energy purchases at Eletropaulo due to lower energy costs and lower regulatory charges;

•	$65 million increase in Operating Margin (net of increased depreciation of $11 million); and

•	Favorable timing of $24 million in higher energy purchased for resale at Tietê.
These positive impacts were partially offset by:

•	$181 million in lower collections of costs deferred in net regulatory assets at Eletropaulo due to higher energy costs in Q3 2017;

•	$22 million in lower collections of energy sales at Eletropaulo due primarily to higher tariffs in 2017;

•	$15 million of higher maintenance capital expenditures at Eletropaulo;

•	$7 million in lower collections on energy sales at Tietê; and

•	$6 million of higher interest payments resulting from the assumption of debt for the acquisition of Alto Sertão II.

Including favorable FX impacts of $29 million, Operating Margin for the nine months ended September 30, 2017, increased by $137 million, which was driven primarily by the following (in millions):

Eletropaulo
Higher tariffs due to annual tariff reset	$84
Lower volume mainly due to lower demand resulting from slow economic growth and migration to free market	(61)
Lower fixed costs mainly due to lower bad debt and lower regulatory penalties	54
Revenue associated with a favorable opinion on the basis calculation for PIS and COFINS taxes from prior years	50
Total Eletropaulo Increase	127
Tietê
Net impact of volume and prices of bilateral contracts due to higher energy purchased	(70)
Net impact of volume and prices of lower energy purchased in spot market	57
Favorable FX impacts	20
Higher volume due to acquisition of new wind entities - Alto Sertão II	12
Other	(3)
Total Tietê Increase	16
Other Business Drivers	(6)
Total Brazil SBU Operating Margin Increase	$137
Adjusted Operating Margin increased by $20 million, primarily due to the drivers discussed above, adjusted for the impact of noncontrolling interests.
Adjusted PTC increased by $46 million, driven by the increase of $20 million in Adjusted Operating Margin as described above, as well as a $28 million increase from the settlement of a legal dispute with YPF at Uruguaiana.
Free Cash Flow decreased by $139 million, of which $107 million was attributable to NCI. The decrease in Free Cash Flow was primarily driven by:

•	$556 million of higher collections in 2016 of costs deferred in net regulatory assets at Eletropaulo, as a result of unfavorable hydrology in prior periods;

•	$193 million in lower collections on energy sales at Eletropaulo due primarily to higher tariff flags in 2016;

•	$55 million higher maintenance capital expenditures at Eletropaulo;

•	$32 million decrease due to the sale of Sul in October 2016;

•	$20 million in lower collections on energy sales at Tietê;

•	$13 million of higher pension payments in 2017 driven by the debt renegotiation in prior year at Eletropaulo; and

•	$6 million of higher interest payments at Alto Sertão II.
These negative impacts were partially offset by:

•	Favorable timing of $401 million in payments for energy purchases at Eletropaulo due to lower energy costs and lower regulatory charges;

•	$167 million increase in Operating Margin (net of increased depreciation of $30 million);

•	$60 million collected from a legal dispute settlement with YPF at Uruguaiana;

•	$58 million of lower tax payments at Tietê ;

•	Favorable timing of $32 million in higher energy purchased for resale at Tietê; and

•	$11 million of lower interest payments at Tietê.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Margin	$165	$140	$25	18%	$430	$370	$60	16%
Noncontrolling Interests Adjustment (1)	(35)	(31)			(82)	(77)
Derivatives Adjustment	(1)	(2)			(1)	(3)
Adjusted Operating Margin	$129	$107	$22	21%	$347	$290	$57	20%
Adjusted PTC	$98	$74	$24	32%	$256	$197	$59	30%
Free Cash Flow	$118	$118	$—	—%	$211	$131	$80	61%
Free Cash Flow Attributable to NCI	$14	$27	$(13)	-48%	$20	$33	$(13)	-39%
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended September 30, 2017, increased by $25 million, or 18%, which was driven primarily by the following (in millions):

Dominican Republic
Higher contracted energy sales mainly driven by Los Mina combined cycle commencement of operations in June 2017	$14
Higher availability driven by Los Mina combined cycle interconnection in 2016	5
Other	6
Total Dominican Republic Increase	25
Total MCAC SBU Operating Margin Increase	$25
Adjusted Operating Margin increased by $22 million due to the drivers above, adjusted for the impact of NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased by $24 million, driven by the increase of $22 million in Adjusted Operating Margin as described above.
Free Cash Flow is aligned in both periods, driven by $28 million increase in Operating Margin (net of increased depreciation of $3 million), offset by higher working capital requirements due to unfavorable timing of collections, mainly in the Dominican Republic.
Including favorable FX impacts of $1 million, Operating Margin for the nine months ended September 30, 2017, increased by $60 million, or 16%, which was driven primarily by the following (in millions):

Dominican Republic
Higher energy sales mainly driven by higher contracted capacity	$32
Higher availability driven by greater major maintenance scope in 2016	13
Other	(7)
Total Dominican Republic Increase	38
Mexico
Lower maintenance and higher availability	17
Other	4
Total Mexico Increase	21
Other Business Drivers	1
Total MCAC SBU Operating Margin Increase	$60
Adjusted Operating Margin increased by $57 million due to the drivers above, adjusted for the impact of NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased by $59 million, driven by the increase of $57 million in Adjusted Operating Margin as described above.
Free Cash Flow increased by $80 million, of which a $13 million decrease was attributable to NCI. The increase in Free Cash Flow was driven by:

•	$68 million increase in Operating Margin (net of increased depreciation of $8 million);

•	Lower working capital requirements of $36 million in AES Puerto Rico primarily due to higher collections of energy sales;

•	Lower tax payments of $10 million in the Dominican Republic primarily due to lower withholding taxes on dividends paid in 2016 to AES Affiliates;

•	Lower tax payments of $16 million in El Salvador; and

•	$7 million of lower maintenance and non-recoverable environmental capital expenditures.
These positive impacts were partially offset by:

•	Higher working capital requirements of $42 million in the Dominican Republic primarily due to lower collections of energy sales at Itabo; and

•	$13 million of higher interest payments in the Dominican Republic primarily due to an increase in net debt and average interest rates.

EURASIA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Free Cash Flow (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Margin	$102	$95	$7	7%	$343	$308	$35	11%
Noncontrolling Interests Adjustment (1)	(30)	(30)			(94)	(89)
Derivatives Adjustment	(4)	(10)			(13)	(5)
Adjusted Operating Margin	$68	$55	$13	24%	$236	$214	$22	10%
Adjusted PTC	$61	$46	$15	33%	$218	$197	$21	11%
Free Cash Flow	$180	$156	$24	15%	$459	$714	$(255)	-36%
Free Cash Flow Attributable to NCI	$56	$65	$(9)	-14%	$145	$142	$3	2%
_____________________________

(1)	See Item 1.—Business included in our 2016 Form 10-K for the respective ownership interest for key businesses.
Including favorable FX impacts of $2 million, Operating Margin for the three months ended September 30, 2017, increased by $7 million, or 7%, which was driven primarily by the following (in millions):

Ballylumford
Higher energy and capacity prices	$4
Other	4
Total Ballylumford Increase	8
Other Business Drivers	(1)
Total Eurasia SBU Operating Margin Increase	$7
Adjusted Operating Margin increased by $13 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased by $15 million, mainly driven by the increase of $13 million in Adjusted Operating Margin described above.
Free Cash Flow increased by $24 million, of which a $9 million decrease was attributable to NCI. The increase in Free Cash Flow was primarily driven by:

•	Increase in CO2 allowances of $9 million at Maritza due to decreased prices in 2016;

•	Lower working capital requirements of $8 million at Kilroot primarily due to a decrease in rates and VAT received in 2017; and

•	$5 million of lower maintenance and non-recoverable environmental capital expenditures.
Including unfavorable FX impacts of $3 million, Operating Margin for the nine months ended September 30, 2017 increased by $35 million, or 11%, which was driven primarily by the following (in millions):

Kilroot
Higher fair value adjustments of commodity swaps	$10
Favorable capacity prices due to fixed EUR/GBP rate set by the Regulator	9
Unfavorable clean-dark spread leading to lower dispatch	(6)
Other	(3)
Total Kilroot Increase	10
Ballylumford
Higher energy and capacity prices	7
Settlement with offtaker on previous gas transportation charges billed in April 2017	4
Lower maintenance costs due to outages in 2016	3
Other	6
Total Ballylumford Increase	20
Other Business Drivers	5
Total Eurasia SBU Operating Margin Increase	$35
Adjusted Operating Margin increased by $22 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased by $21 million, mainly driven by the increase of $22 million in Adjusted Operating Margin described above.

Free Cash Flow decreased by $255 million, of which a $3 million increase was attributable to NCI. The decrease in Free Cash Flow was primarily driven by:

•	Lower collections of $376 million at Maritza, primarily due to the collection of overdue receivables from NEK in April 2016;

•	$9 million of higher non-cash mark-to-market valuation adjustments to commodity swaps at Kilroot impacting margin but not free cash flow; and

•	Lower coal purchases of $9 million at Mong Duong due to the reserve shutdown in 2017.
These negative impacts were partially offset by:

•	The settlement of $73 million in payables to Maritza’s fuel supplier;

•	$21 million of lower maintenance and non-recoverable environmental capital expenditures;

•	$19 million increase in operating margin (net of $16 million of lower depreciation);

•	Lower working capital requirements of $19 million at Masinloc due to the timing of payments for coal purchases; and

•	Increase in CO2 allowances of $17 million at Maritza due to decreased prices in 2016.
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
Hurricanes Irma and Maria
In September 2017, Puerto Rico and the U.S. Virgin Islands were severely impacted by Hurricanes Irma and Maria, disrupting the operations of AES Puerto Rico, AES Ilumina, and certain Distributed Energy assets. Puerto Rico’s infrastructure was severely damaged, including electric infrastructure and transmission lines. The extensive structural damage caused by hurricane winds and flooding is expected to take significant time to repair.
On October 24, 2017, the U.S. Congress approved a $37 billion emergency disaster relief bill which will allow the US Government to help victims from the hurricanes and assist with the infrastructure rebuild in the affected areas through the Federal Emergency Management Agency. This supplemental appropriation includes an allocation of $5 billion for the Disaster Assistance Direct Loan Program to assist local governments, like Puerto Rico, in providing essential services, such as reestablishing electricity.
Although a more detailed assessment of the damage to its facilities is still ongoing, the Company sustained modest damage to its 24 MW AES Ilumina solar plant, resulting in an estimated $6 million loss, and minor damage to its 524 MW AES Puerto Rico thermal plants, both located in Puerto Rico. The Company’s 5 MW solar plant in the U.S. Virgin Islands has been materially damaged, resulting in an estimated $9 million loss, and is not available to generate electricity.
As a result of the Hurricanes, PREPA has declared an event of Force Majeure. However, both units of AES Puerto Rico and approximately 75% of AES Ilumina are available to generate electricity which, in accordance with the PPAs, will allow AES Puerto Rico to invoice capacity, even under Force Majeure.
The Company maintains an insurance program, subject to an annual cap, which provides coverage for property damage, business interruption, and costs associated with clean-up and recovery. However, it is possible that any losses not covered by insurance could have a material adverse effect on our financial condition, results of operations, or cash flows.
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
In order to address these challenges, on June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) was signed into law. PROMESA created a structure for exercising federal oversight over the fiscal affairs of U.S. territories and allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. PROMESA also created procedures for adjusting debts accumulated by the Puerto Rico government and, potentially, other territories (“Title III”). Finally, PROMESA expedites the approval of key energy projects and other critical projects in Puerto Rico.
PREPA entered into preliminary Restructuring Support Agreements (“RSAs”) with their lenders. Under PROMESEA, PREPA submitted the RSA to the Oversight Board for approval on April 28, 2017, which the board denied on June 28, 2017. As a consequence, on July 2, 2017, the Oversight Board filed for bankruptcy on behalf of PREPA under Title III.
As a result of the bankruptcy filing, AES Puerto Rico and AES Ilumina’s non-recourse debt of $365 million and $36 million, respectively, are in default and have been classified as current as of September 30, 2017. In addition, the Company's receivable balances in Puerto Rico as of September 30, 2017 totaled $63 million, of which $30 million was overdue. After the filing of Title III protection, and up until the disruption caused by the hurricanes, AES in Puerto Rico was collecting the overdue amounts from PREPA in line with historic payment patterns.
Additionally, on July 18, 2017, Moody's downgraded AES Puerto Rico to Caa1 from B3 due to the heightened default risk for AES Puerto Rico as a result of PREPA's bankruptcy protection. This protection gives PREPA the ability to renegotiate contracts, which could impact the value of our assets in Puerto Rico or otherwise have a material impact on the Company. In this regard, PREPA had requested the Company to renegotiate its 24 MW AES Ilumina’s PPA. After the event of the hurricanes Maria and Irma, these negotiations were put on hold.
Considering the information available as of the filing date, Management believes the carrying amount of our assets in Puerto Rico of $622 million is recoverable as of September 30, 2017.
Brazil — The political landscape in Brazil remains uncertain.  As disclosed in the Company’s Form 10-K for the year ended December 31, 2016, Brazilian President Michael Temer was seeking to implement economic reforms in Brazil that would improve the economic outlook in Brazil, which may benefit our businesses in the country. During 2017, corruption investigations were formally started against President Temer. These investigations could delay the reform plans which may have benefited our businesses in Brazil.
Regulatory
DP&L ESP Rate Case — On October 20, 2017, PUCO issued a final decision approving the DP&L ESP rate case. The ESP establishes DP&L’s framework for providing retail service on a go forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up mechanisms. The agreement establishes a six-year settlement that provides a framework for energy rates and defines components which include, but are not limited to, the following:

•	Bypassable standard offer energy rates for DP&L’s customers based on competitive bid auctions;

•
The establishment of a three-year non-bypassable Distribution Modernization Rider designed to collect $105 million in revenue per year which could be extended by PUCO for an additional two years. The Distribution Modernization Rider will be used for debt repayments as well as modernization and maintenance of transmission and distribution infrastructure;

•
The establishment of a non-bypassable Distribution Investment Rider to recover incremental distribution capital investments, the amount of which is to be established in a separate DP&L distribution rate case;

•
A non-bypassable Reconciliation Rider permitting DP&L to defer, recover, or credit the net proceeds from selling energy and capacity received as part of DP&L’s investment in the Ohio Valley Electric Corporation;

•
Implementation by DP&L of a Smart Grid Rider, Economic Development Rider, Economic Development Fund, Regulatory Compliance Rider and certain other new or modified rates, riders and competitive retail market enhancements, with tariffs consistent with the order to be effective November 1, 2017;

•
A commitment to commence the sale process of the Company’s ownership interests in the Zimmer, Miami Fort and Conesville coal-fired generation plants with all sales proceeds used to pay debt of DPL and DP&L; and

•	Restrictions on DPL making dividend or tax sharing payments.

In connection with the sale or closure of our generation plants as contemplated by the ESP settlement or otherwise, DPL and DP&L may incur certain cash and non-cash charges, which could be material to the Company.
Proposed U.S. Market Reforms — The U.S. Department of Energy (“DOE”) issued a Notice of Proposed Rule Making (“NOPR”) on September 29, 2017, which directed the FERC to exercise its authority to set just and reasonable rates that recognize the “resiliency” value provided by generation plants with certain characteristics, including having 90-days or more of on-site fuel and operating in markets where they do not receive rate base treatment through state ratemaking.  Nuclear and coal-fired generation plants are most likely to be able to meet the requirements.  As proposed, the DOE would value resiliency through rates that recover “compensable costs” that are defined to include the recovery of operating and fuel expenses, debt service and a fair return on equity.  The FERC is proceeding on an expedited basis, as requested by the DOE, but the timing and outcome of the proposed rule, including effects on wholesale energy markets, remains uncertain.
International Trade Commission — In April 2017, Suniva, a bankrupt solar photovoltaic panel manufacturer with a factory in Georgia filed a petition with the U.S. International Trade Commission (“ITC”) asserting that solar panels imported into the U.S. were causing substantial injury to domestic manufacturers. Subsequent to filing, SolarWorld Americas, a large U.S. manufacturer of solar panels, joined as a co-petitioner. The ITC accepted the petition and on September 22, 2107 determined that serious injury has been caused by foreign solar photovoltaic panels. On October 31, 2017, the ITC announced its proposed recommendations for remedies. These proposed recommendations include tariffs at various levels, a quota system and licensing fees. The ITC's final recommendations will be provided to the U.S. President by November 13, 2017. A final decision, either to accept, revise or reject some or all of the ITC's recommendations, will be made by the U.S. President in late 2017 or early 2018. AES is still evaluating the impact these recommended remedies will have, but they will likely increase the cost of solar photovoltaic panels and may impact the value of future solar development projects in the U.S., including those of our solar businesses. In the absence of the U.S. President's final decision, it is difficult to predict the outcome of the recommended remedies, but the impact on our solar businesses and AES could be material.
Alto Maipo
As disclosed in the Company’s Form 10-Q for the period ended March 31, 2017, Alto Maipo has experienced construction difficulties which have resulted in an increase in projected cost for the project of up to 22% of the original $2 billion budget. These overages led to a series of negotiations with the intention of restructuring the project’s existing financial structure and obtaining additional funding. On March 17, 2017, AES Gener completed a legal and financial restructuring of Alto Maipo. As a part of this restructuring, AES Gener simultaneously acquired a 40% ownership interest from Minera Los Pelambres (“MLP”), a noncontrolling shareholder, for a nominal consideration, and sold a 6.7% interest to one of the construction contractors. Through its 67% ownership interest in AES Gener, the Company now has an effective 62% indirect economic interest in Alto Maipo. Additionally, certain construction milestones were amended and if Alto Maipo is unable to meet these milestones, there could be a material impact to the financing and value of the project. For additional information on risks regarding construction and development, refer to Item 1A.—Risk Factors—Our Business is Subject to Substantial Development Uncertainties of the 2016 Form 10-K.
Following the restructuring described above, the project continued to face construction difficulties including greater than expected costs and slower than anticipated productivity by construction contractors towards agreed-upon milestones. Furthermore, during the second quarter of 2017, as a result of the failure to perform by one of its construction contractors, Constructora Nuevo Maipo S.A. (“CNM”), Alto Maipo terminated CNM’s contract. Alto Maipo has hired a temporary replacement contractor to complete a portion of CNM’s work while the search for a permanent replacement contractor continues. Alto Maipo is currently a party to legal proceedings concerning the termination of CNM and related matters, including, but not limited to, Alto Maipo’s draws on letters of credit securing CNM’s performance under the parties’ construction contract totaling $73 million (the “LC Funds”). The LC Funds were collected by Alto Maipo and are available to be utilized for on-going construction costs, but CNM may require Alto Maipo to escrow the LC Funds. The Company cannot anticipate the outcome of the legal proceedings. As a result of the termination of CNM, Alto Maipo’s construction debt of $623 million and derivative liabilities of $139 million are in technical default and presented as current in the balance sheet as of September 30, 2017.
Construction at the project is continuing and Alto Maipo is working to resolve the challenges described above. Alto Maipo is seeking a permanent replacement contractor to complete CNM’s work, and continues to maintain negotiations with lenders and other parties. However, there can be no assurance that Alto Maipo will succeed in these efforts and if there are further delays or cost overruns, or if Alto Maipo is unable to reach an agreement with the non-recourse lenders or other parties, there is a risk these lenders may seek to exercise remedies available as a result of the default noted above, or Alto Maipo may not be able to meet its contractual or other obligations and may be unable to continue with the project. If any of the above occur, there could be a material impairment for the Company.
The carrying value of long-lived assets and deferred tax assets of Alto Maipo as of September 30, 2017 was approximately $1.4 billion and $60 million, respectively. Through its 67% ownership interest in AES Gener, the Parent Company has invested approximately $360 million in Alto Maipo and has an additional equity funding commitment of $55 million required as part of the March 2017 restructuring described above. Even though certain construction difficulties have not been formally resolved, construction costs continue to be capitalized as management believes the project is probable of completion. Management believes the carrying value of the long-lived asset group is recoverable and was not impaired as of September 30, 2017. In addition, management believes it is more likely than not the deferred tax assets will be realized; however, they could be reduced if estimates of future taxable income are decreased.
Eletropaulo
AES is continuing to pursue strategic options for Eletropaulo to reduce the Company’s exposure to the Brazilian distribution market. In preparation for this strategic shift, the Company is pursuing the transfer of Eletropaulo’s shares to the Novo Mercado, a listing segment of the Brazilian stock exchange with the highest governance standards, including the requirement for the company to trade exclusively in ordinary shares. On September 12, 2017, the required majority of Eletropaulo’s shareholders approved the conversion of the current preferred shares into ordinary shares and the transfer to the Novo Mercado. However, shareholders holding approximately 3 million shares, representing 2.7% of the total preferred shares, have indicated their preference to exercise withdrawal rights, which allows them to redeem their shares and receive a cash payment at book value for tendering their shares to Eletropaulo. Eletropaulo has now received all third party approvals to migrate to the Novo Mercado. The migration will be submitted to the Eletropaulo Board for confirmation that the costs associated with the exercise of the withdrawal rights are not significant enough to prevent migration. Once confirmed, and the preferred shares are converted into ordinary shares, AES will no longer control Eletropaulo. Losing control will result in deconsolidation of Eletropaulo and the recording of an equity method investment for the remaining interest held in Eletropaulo. As of September 30, 2017, Eletropaulo had cumulative translation losses attributable to AES of $452 million and pension losses attributable to AES in other comprehensive income of $243 million, both of which will be recognized in earnings if Eletropaulo is deconsolidated.
Changuinola Tunnel Leak
Increased water levels were noted in a creek near the Changuinola power plant, a 223 MW hydroelectric power facility in Panama. After the completion of an assessment, the Company has confirmed loss of water in specific sections of the tunnel. The plant is in operation and can generate up to its maximum capacity. Repairs will be needed to ensure the long term performance of the facility, during which time the affected units of the plant will be out of service. Subject to final inspection, the repairs may take up to 10 months to complete and it is expected to commence during the first quarter of 2019. The Company has notified its insurers of a potential claim and is asserting claims against its construction contractor. However, there can be no assurance of collection. The Company has not identified any indicators of impairment and believes the carrying value of the long-lived asset group is recoverable as of September 30, 2017.
Impairments
Long-lived Assets — During the nine months ended September 30, 2017, the Company recognized asset impairment expense of $186 million at the Kazakhstan CHP and Hydroelectric plants, $66 million at the Stuart and Killen Stations at DPL, and $8 million at Tait Energy Storage in the PJM market. See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing these asset impairment expenses, the carrying value of the long-lived asset groups, including those that were assessed and not impaired, excluding Alto Maipo, totaled $809 million at September 30, 2017.
Events or changes in circumstances that may necessitate further recoverability tests and potential impairments of long-lived assets may include, but are not limited to, adverse changes in the regulatory environment, unfavorable changes in power prices or fuel costs, increased competition due to additional capacity in the grid, technological advancements, declining trends in demand, or an expectation it is more likely than not the asset will be disposed of before the end of its estimated useful life.
Functional Currency
Argentina — In February 2017, the Argentina Ministry of Energy issued Resolution 19/2017, which established changes to the energy price framework. As a result of this resolution, tariffs are priced in USD rather than Argentine Pesos, and the retention of unpaid amounts and accumulation of receivables with CAMMESA was eliminated. Concurrent with the establishment of the new price framework, AES Argentina issued $300 million of bonds denominated in USD. Given these significant changes in economic facts and circumstances, the Company changed the functional currency of the Argentina businesses from the Argentine Peso to the USD effective February 2017. Changes to the energy framework could have a material impact on the Company.
Chivor — In May 2017, the Company repaid its outstanding USD denominated debt held at Chivor. In addition, the Company updated Chivor’s future financing strategy to align with Colombian Peso denominated operational cash flows of the business. Given these changes, the Colombian Peso is now regarded as the currency of the economic environment in which Chivor primarily operates. Therefore, the Company changed the functional currency of the Chivor business from USD to the Columbian Peso effective May 2017.
Foreign Exchange and Commodities
Our businesses are exposed to and proactively manage market risk. Our primary market risk exposure is to the price of commodities, particularly electricity, oil, natural gas, coal, and environmental credits, and FX rates. Volatility in these prices and FX rates could have a material impact on our results. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
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
Update to Greenhouse Gas Emissions Discussion — We refer to the discussion in Item 1.—Business—United States Environmental and Land-Use Regulations—Greenhouse Gas Emissions in the Company’s 2016 Form 10-K for a discussion of certain recent developments, including the EPA’s CO2 emissions rules for new electric generating units, or GHG NSPS, as well as the CO2 emissions rules for existing power plants, called the CPP. Both the GHG NSPS and the CPP are being challenged by several states and industry groups in the D.C. Circuit. The challenges to the CPP have been fully briefed and argued, but oral arguments have not yet taken place on the GHG NSPS. On March 28, 2017, the EPA filed a motion in the D.C. Circuit to hold the challenges to both the CPP and the GHG NSPS in abeyance in light of an Executive Order signed the same day. On April 28, 2017, the D.C. Circuit issued orders holding the challenges to both rules in abeyance for 60 days, with subsequent extensions granted by the court. The most recent extension was set to expire on October 10, 2017. EPA filed a status report and requested that the court continue to hold the case in abeyance in light of EPA’s announcement that it would propose to repeal the CPP in accordance with an Executive Order that instructed the EPA Administrator to review the GHG NSPS and CPP and “if appropriate...as soon as practicable...publish for notice and comment proposed rules suspending, revising, or rescinding those rules.” On October 16, 2017, the EPA published in the Federal Register a proposed rule that would rescind the CPP. Some states and environmental groups have opposed EPA’s most recent request to continue to hold the CPP appeals in abeyance and the D.C. Circuit has not yet acted upon EPA’s request.
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
Updates to Water Discharges Regulations Discussion — As further discussed in Item 1.—Business—United States Environmental and Land-Use Regulations—Water Discharges in the Company’s 2016 Form 10-K, the EPA published its final effluent limitations guideline (“ELG”) rule in November 2015 to reduce toxic pollutants discharged into waters of the United States by power plants. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas desulfurization wastewater. The required compliance time lines for existing sources was to be established between November 1, 2018 and December 31, 2023. On September 18, 2017, the EPA published a final rule delaying certain compliance dates of the ELG rule for two years while it administratively reconsiders the rule. While we are still evaluating the effects of the rule, we anticipate that the implementation of its current requirements could have a material adverse effect on our results of operations, financial condition and cash flows, and a postponement or reconsideration of the rule that leads to less stringent requirements would likely offset some or all of the adverse effects of the rule.
As further discussed in Item 1.—Business—United States Environmental and Land-Use Regulations—Water Discharges in the Company’s 2016 Form 10-K and in Item 1.—Management’s Discussion and Analysis—Key Trends and Uncertainties—Updates to Water Discharges Discussion in the Company’s Form 10-Q for the fiscal quarter ended March 31, 2017, the EPA published a final rule in June 2015 defining federal jurisdiction over waters of the U.S. This rule, which became effective on August 28, 2015, may expand or otherwise change the number and types of waters or features subject to federal permitting. On October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) issued an order to temporarily stay the “Waters of the U.S.” rule nationwide. The Sixth Circuit’s stay remains in place pending the outcome of various legal challenges, including a challenge to the U.S. Supreme Court that will determine whether the Sixth Circuit has jurisdiction over the rule. On June 27, 2017, the EPA proposed a rule that would rescind the “Waters of the U.S.” rule and re-codify the definition of “Waters of the United States” that existed prior to the 2015 rule. We cannot predict the outcome of this judicial or regulatory process, but if the “Waters of the United States” rule is ultimately implemented in its current or substantially similar form and survives the legal challenges, it could have a material impact on our business, financial condition or results of operations.
Capital Resources and Liquidity
Overview — As of September 30, 2017, the Company had unrestricted cash and cash equivalents of $1.4 billion, of which $81 million was held at the Parent Company and qualified holding companies. The Company also had $563 million in short-term investments, held primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $1.2 billion. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $17.1 billion and $5.0 billion, respectively.
We expect current maturities of non-recourse debt to be repaid from net cash provided by operating activities of the subsidiary to which the debt relates, through opportunistic refinancing activity, or some combination thereof. We have $4 million of recourse debt which matures within the next twelve months. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to indebtedness under its $522 million outstanding secured term loan due 2022 and drawings of $540 million under its senior secured credit facility. On a consolidated basis, of the Company’s $22.0 billion of total debt outstanding as of September 30, 2017, approximately $4.1 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $1.9 billion of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At September 30, 2017, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $833 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At September 30, 2017, we had $125 million in letters of credit outstanding provided under our unsecured credit facility and $9 million in letters of credit outstanding provided under our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended September 30, 2017, the Company paid letter of credit fees ranging from 0.25% to 2.25% per annum on the outstanding amounts.
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
Long-Term Receivables — As of September 30, 2017, the Company had approximately $238 million of accounts receivable classified as Noncurrent assets—other, primarily related to certain of its generation businesses in Argentina and the United States, and its utility business in Brazil. These noncurrent receivables mostly consist of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2018, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 5—Financing Receivables included in Part I—Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—Argentina—Regulatory Framework included in our 2016 Form 10-K for further information.

Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three and nine month periods (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
Cash flows provided by (used in):	2017	2016	$ Change	2017	2016	$ Change
Operating activities	$735	$819	$(84)	$1,689	$2,182	$(493)
Investing activities	(1,174)	(543)	(631)	(2,282)	(1,869)	(413)
Financing activities	614	(215)	829	678	(258)	936
Operating Activities
The following table summarizes the key components of our consolidated operating cash flows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
Net income (loss)	$261	$229	$32	$509	$(84)	$593
Depreciation and amortization	303	291	12	884	877	7
Impairment expenses	2	79	(77)	260	475	(215)
Loss on extinguishment of debt	49	16	33	44	12	32
Other adjustments to net income	5	14	(9)	171	438	(267)
Non-cash adjustments to net income (loss)	359	400	(41)	1,359	1,802	(443)
Net income, adjusted for non-cash items	$620	$629	$(9)	$1,868	$1,718	$150
Net change in operating assets and liabilities (1)	$115	$190	$(75)	$(179)	$464	$(643)
Net cash provided by operating activities (2)	$735	$819	$(84)	$1,689	$2,182	$(493)
_____________________________

(1)	Refer to the table below for explanations of the variance in operating assets and liabilities (also generally referred to as “working capital” in the Segment Operating Cash Flow Analysis).

(2)	Amounts included in the table above include the results of discontinued operations, where applicable.
Net change in operating assets and liabilities decreased by $75 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, which was primarily driven by (in millions):

Increases in:
Accounts receivable, primarily at Gener and Itabo	$(128)
Prepaid expenses and other current assets, primarily short-term regulatory assets at Eletropaulo and Sul	(213)
Inventory, primarily at IPL, Eletropaulo, Itabo and Gener	(47)
Accounts payable and other current liabilities, primarily at Eletropaulo	306
Other	7
Total decrease in cash from changes in operating assets and liabilities	$(75)
Net change in operating assets and liabilities decreased by $643 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, which was primarily driven by (in millions):

Increases in:
Accounts receivable, primarily at Maritza and Eletropaulo	$(614)
Prepaid expenses and other current assets, primarily short-term regulatory assets at Eletropaulo and Sul	(530)
Inventory, primarily at Gener, IPL and DPL	(102)
Accounts payable and other current liabilities, primarily at Eletropaulo, Maritza and Gener	729
Income taxes payable, net, and other taxes payable, primarily at Gener,Tietê and Eletropaulo	266
Decreases in:
Other liabilities, primarily due to higher deferrals into regulatory liabilities related to energy costs in 2016 compared to 2017 at Eletropaulo	(363)
Other	(29)
Total decrease in cash from changes in operating assets and liabilities	$(643)

Investing Activities
Net cash used in investing activities increased by $631 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, which was primarily driven by (in millions):

Decreases In:
Capital expenditures (1)	$51
Short-term investments	221
Increases in:
Acquisitions of businesses, net of cash acquired, and equity method investees (related to the acquisitions of sPower and Alto Sertão II in 2017, partially offset by the acquisition of Distributed Energy in 2016)	(554)
Restricted cash, debt service and other assets	(318)
Other investing activities	(31)
Total increase in net cash used in investing activities	$(631)
_____________________________

(1)	Refer to the tables below for a breakout of capital expenditures by type and primary business driver.
Net cash used in investing activities increased by $413 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, which was primarily driven by (in millions):

Decreases in:
Capital expenditures (1)	$183
Proceeds from the sales of businesses, net of cash sold, and equity method investments (primarily related to the sales of DPLER, Kelanitissa and Jordan in 2016 and the receipt of contingent sales proceeds in 2016 from the sale of Cameroon, partially offset by the sale of Kazakhstan CHPs in 2017)	(118)
Short-term investments	319
Increases in:
Acquisitions of businesses, net of cash acquired, and equity method investees (related to the acquisitions of sPower and Alto Sertão II in 2017, partially offset by the acquisition of Distributed Energy in 2016)	(545)
Restricted cash, debt service and other assets	(188)
Other investing activities	(64)
Total increase in net cash used in investing activities	$(413)
_____________________________

(1)	Refer to the tables below for a breakout of capital expenditures by type and primary business driver.
Capital Expenditures
The following table summarizes the Company's capital expenditures for growth investments, maintenance, and environmental reported in investing cash activities for the periods indicated (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
Growth Investments	$(310)	$(339)	$29	$(1,109)	$(1,126)	$17
Maintenance	(137)	(141)	4	(423)	(458)	35
Environmental (1)	(17)	(35)	18	(55)	(186)	131
Total capital expenditures	$(464)	$(515)	$51	$(1,587)	$(1,770)	$183
_____________________________

(1)	Includes both recoverable and non-recoverable environmental capital expenditures. See Non-GAAP Measures—Free Cash Flow for more information.
Cash used for capital expenditures decreased by $51 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, which was primarily driven by (in millions):

Decreases in:
Growth expenditures at the Andes SBU, primarily due to slower than anticipated productivity by construction contractors at Alto Maipo	$137
Maintenance and environmental expenditures at the US SBU, primarily due to lower spending at IPALCO on the NPDES compliance and Harding Street refueling projects and decreased spending on CCR compliance	19
Growth expenditures at the Eurasia SBU, primarily due to timing of payments to contractors for Unit 3 expansion at Masinloc	18
Increases in:
Growth expenditures at the US SBU, primarily due to increased spending at Southland repowering	(130)
Other capital expenditures	7
Total decrease in net cash used for capital expenditures	$51

Cash used for capital expenditures decreased by $183 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, which was primarily driven by (in millions):

Decreases in:
Growth expenditures at the Andes SBU, primarily due to the completion of the Cochrane project	$85
Maintenance and environmental expenditures at the US SBU, primarily due to lower spending at IPALCO on the NPDES and MATS compliance and Harding Street refueling projects, decreased spending on CCR compliance and also, decreased spending at DPL on Stuart and Killen facilities due to planned plant closures	152
Increases in:
Growth expenditures at the US SBU, primarily due to increased spending at Southland repowering and various Distributed Energy projects, offset by lower spending related to CCGT at IPALCO	(18)
Growth, maintenance and environmental expenditures at the Brazil SBU, primarily due to the quality indicator recovery plan and increase in productivity commitments at Eletropaulo, offset by absence of spending at Sul due to its sale in 2016	(43)
Other capital expenditures	7
Total decrease in net cash used for capital expenditures	$183
Financing Activities
Net cash provided by financing activities increased $829 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, which was primarily driven by (in millions):

Increases in:
Borrowings under the revolving credit facilities, at the Parent Company	$384
Issuance of recourse debt at the Parent Company (1)	204
Issuance of non-recourse debt, primarily at the US, MCAC, and Brazil SBUs (1)	204
Proceeds from sale of noncontrolling interests related to the sell down of Dominican Republic business in 2017	60
Other financing activities	(23)
Total increase in net cash provided by financing activities	$829
_____________________________

(1)	See Note 7—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant non-recourse debt transactions.
Net cash provided by financing activities increased $936 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, which was primarily driven by (in millions):

Decreases in:
Proceeds from the sale of redeemable stock of subsidiaries at IPALCO	$(134)
Increases in:
Borrowings under the revolving credit facilities, primarily at the Parent Company and net decrease in repayment at the US SBU	415
Issuance of non-recourse debt, primarily at the Brazil, MCAC, and US SBUs (1)	574
Proceeds from sale of noncontrolling interests related to the sell down of Dominican Republic business in 2017	60
Other financing activities	21
Total increase in net cash provided by financing activities	$936
_____________________________

(1)	See Note 7—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant non-recourse debt transactions.

Segment Operating Cash Flow Analysis
Operating Cash Flow by SBU (1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
US SBU	$241	$291	$(50)	$544	$691	$(147)
Andes SBU	110	157	(47)	338	300	38
Brazil SBU	194	173	21	463	582	(119)
MCAC SBU	141	142	(1)	275	202	73
Eurasia SBU	188	171	17	475	729	(254)
Corporate and Other	(139)	(115)	(24)	(406)	(322)	(84)
Total SBUs	$735	$819	$(84)	$1,689	$2,182	$(493)
_____________________________

(1)	Operating cash flow as presented above include the effects of intercompany transactions with other segments except for interest, tax sharing, charges for management fees and transfer pricing.

US SBU
The decrease in Operating Cash Flow of $50 million was driven primarily by the following (in millions):

US SBU Q3 2017 vs. Q3 2016 (QTD)
Lower operating margin, net of lower depreciation of $4 million	$(9)
Higher payments for inventory purchases primarily due to inventory optimization efforts at DPL and IPL that occurred in 2016	(20)
Timing of payments for general accounts payable at DPL	(13)
Timing of interest payments primarily at DPL and IPL	(13)
Other	5
Total US SBU Operating Cash Decrease	$(50)

The decrease in Operating Cash Flow of $147 million was driven primarily by the following (in millions):

US SBU Q3 2017 vs. Q3 2016 (YTD)
Lower operating margin, net of lower depreciation of $26	$(41)
Higher payments for inventory purchases primarily due to inventory optimization efforts at DPL and IPL that occurred in 2016	(66)
Timing of payments for purchased power and general accounts payable at DPL	(42)
Timing of interest payments primarily at DPL and IPL	(19)
Lower collections at DPL, primarily due to the settlement of receivable balances at DPLER upon its sale in Q1 2016	(11)
Higher collections at IPL, primarily due to higher A/R balances in December 2016 resulting from favorable weather and the 2016 rate order	32
Total US SBU Operating Cash Decrease	$(147)

ANDES SBU
The decrease in Operating Cash Flow of $47 million was driven primarily by the following (in millions):

Andes SBU Q3 2017 vs. Q3 2016 (QTD)
Lower operating margin, net of increased depreciation of $7	$(45)
Increase in other working capital requirements primarily due to delay in collections at Gener	(59)
Increase in collections of financing receivables in Argentina, resulting primarily from the commencement of commercial operations at the Guillermo Brown plant and the impact of major maintenance in 2016	44
Environmental tax accruals in Chile impacting margin but not operating cash flow	13
Total Andes SBU Operating Cash Decrease	$(47)
The increase in Operating Cash Flow of $38 million was driven primarily by the following (in millions):

Andes SBU Q3 2017 vs. Q3 2016 (YTD)
Higher operating margin, net of increased depreciation of $32	$18
Lower tax payments at Chivor and Argentina	57
Increase in collections of financing receivables in Argentina, resulting primarily from the commencement of commercial operations at the Guillermo Brown plant	50
Environmental tax accruals in Chile impacting margin but not operating cash flow	37
Increase in other working capital requirements primarily due to delay in collections at Gener	(60)
Lower collections at Chivor, primarily due higher receivables in Q1 2016 resulting from higher sales in Q4 2015	(35)
Increase in interest payments to reflect the cessation of capitalization of interest for the Cochrane project	(14)
Lower VAT refunds, primarily at Alto Maipo and Cochrane	(14)
Other	(1)
Total Andes SBU Operating Cash Increase	$38

BRAZIL SBU
The increase in Operating Cash Flow of $21 million was driven primarily by the following (in millions):

Brazil SBU Q3 2017 vs. Q3 2016 (QTD)
Higher operating margin, net of increased depreciation of $11	$65
Lower payments for energy purchases at Eletropaulo due to lower energy costs and lower regulatory charges	166
Timing of payments at Tietê for energy to be resold	24
Lower collections of costs deferred in net regulatory assets at Eletropaulo due to higher energy costs	(181)
Higher accounts receivable balances at Eletropaulo due primarily to higher tariffs in 2017	(22)
Lack of AES Sul’s operating cash flow, which was sold in 2016	(13)
Lower collections at Tietê, due to higher energy sales under bilateral contracts	(7)
Higher interest payments resulting from the assumption of debt for the acquisition of Alto Sertão II	(6)
Other	(5)
Total Brazil SBU Operating Cash Increase	$21

The decrease in Operating Cash Flow of $119 million was driven primarily by the following (in millions):

Brazil SBU Q3 2017 vs. Q3 2016 (YTD)
Higher operating margin, net of increased depreciation of $30	$167
Higher collections in 2016 of costs deferred in net regulatory assets at Eletropaulo as a result of unfavorable hydrology in prior periods	(556)
Lower collections of accounts receivable at Eletropaulo due primarily to higher tariff flags in 2016	(193)
Lack of AES Sul’s operating cash flow, which was sold in 2016	(68)
Lower collections at Tietê, due to higher energy sales under bilateral contracts	(20)
Increase in pension contributions at Eletropaulo	(13)
Timing of payments for energy purchases at Eletropaulo due to lower energy costs and lower regulatory charges	401
Receipt of YPF legal settlement at Uruguaiana	60
Lower tax payments at Tietê	58
Timing of payments at Tietê for energy to be resold	32
Lower interest payments at Tietê	11
Other	2
Total Brazil SBU Operating Cash Decrease	$(119)

MCAC SBU
The decrease in Operating Cash Flow of $1 million was driven primarily by the following (in millions):

MCAC SBU Q3 2017 vs. Q3 2016 (QTD)
Higher operating margin, net of increased depreciation of $3	$28
Higher working capital requirements in the Dominican Republic, primarily due to an increase in days outstanding of accounts receivable	(68)
Lower working capital requirements in El Salvador, primarily due to lower energy pricing reducing overall accounts receivable balances and an increase in Accounts Payable days outstanding related to energy purchases	25
Lower working capital requirements in Puerto Rico, primarily due to higher collections and lower sales in September 2017 due to Hurricane Maria	19
Other	(5)
Total MCAC SBU Operating Cash Decrease	$(1)

The increase in Operating Cash Flow of $73 million was driven primarily by the following (in millions):

MCAC SBU Q3 2017 vs. Q3 2016 (YTD)
Higher operating margin, net of increased depreciation of $8	$68
Lower working capital requirements in AES Puerto Rico, primarily due to higher collections	36
Lower tax payments in El Salvador	16
Lower tax payments in the Dominican Republic, primarily due to lower withholding taxes on dividends paid in 2016 to AES affiliates	10
Higher working capital requirements in the Dominican Republic, primarily due to an increase in accounts receivable days outstanding at Itabo	(42)
Higher interest payments in the Dominican Republic, primarily due to an increase in net debt and higher average interest rates	(13)
Other	(2)
Total MCAC SBU Operating Cash Increase	$73

EURASIA SBU
The increase in Operating Cash Flow of $17 million was driven primarily by the following (in millions):

Eurasia SBU Q3 2017 vs. Q3 2016 (QTD)
Increase in C02 allowances at Maritza due to decreased prices in 2016	$9
Lower working capital requirements at Kilroot primarily due to a decrease in rates and net VAT payments received in 2017	8
Total Eurasia SBU Operating Cash Increase	$17

The decrease in Operating Cash Flow of $254 million was driven primarily by the following (in millions):

Eurasia SBU Q3 2017 vs. Q3 2016 (YTD)
Higher operating margin, net of lower depreciation of $16	$19
Lower collections at Maritza, primarily due to the collection of overdue receivables from NEK in 2016	(376)
Lower payments to fuel suppliers at Maritza, due primarily to the settlement of overdue invoices in 2016 pursuant to the tripartite agreement with NEK and MMI	73
Decrease in service concession asset expenditures at Mong Duong	22
Lower working capital requirements at Masinloc due to the timing of payments for coal purchases	19
Increase in C02 allowances at Maritza due to decreased prices in 2016	17
Higher mark-to-market valuation of commodity swaps at Kilroot impacting margin but not operating cash flow	(9)
Lower coal purchases at Mong Duong due to the reserve shutdown in 2017	(9)
Other	(10)
Total Eurasia SBU Operating Cash Decrease	$(254)

CORPORATE AND OTHER

The decrease in Operating Cash Flow of $24 million was driven primarily by the following (in millions):

Corporate and Other Q3 2017 vs. Q3 2016 (QTD)
Timing of insurance recoveries	$(15)
Lower payments for interest expense, primarily due to timing of refinancings and draws on Revolver debt	10
Other	(19)
Total Corporate and Other Operating Cash Decrease	$(24)

The decrease in Operating Cash Flow of $84 million was driven primarily by the following (in millions):

Corporate and Other Q3 2017 vs. Q3 2016 (YTD)
Timing of intercompany settlements with SBUs	$(39)
Higher realized losses on oil derivatives	(22)
Higher payments for people-related costs and associated payroll taxes	(14)
Other	(9)
Total Corporate and Other Operating Cash Decrease	$(84)

Parent Company Liquidity
The following discussion is included as a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is a non-GAAP measure and should not be construed as an alternative to cash and cash equivalents, which is determined in accordance with GAAP as a measure of liquidity. Cash and cash equivalents is disclosed in the Condensed Consolidated Statements of Cash Flows. Parent Company Liquidity may differ from similarly titled measures used by other companies. The principal sources of liquidity at the Parent Company level are dividends and other distributions from our subsidiaries, including refinancing proceeds, proceeds from debt and equity financings at the Parent Company level, including availability under our credit facility, and proceeds from asset sales. Cash requirements at the Parent Company level are primarily to fund interest, principal repayments of debt, construction commitments, other equity commitments, common stock repurchases, acquisitions, taxes, Parent Company overhead and development costs, and dividends on common stock.
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

	September 30, 2017	December 31, 2016
Consolidated cash and cash equivalents	$1,398	$1,305
Less: Cash and cash equivalents at subsidiaries	(1,317)	(1,205)
Parent Company and qualified holding companies’ cash and cash equivalents	81	100
Commitments under Parent Company credit facilities	1,100	800
Less: Letters of credit under the credit facilities	(9)	(6)
Less: Borrowings under the credit facilities	(540)	—
Borrowings available under Parent Company credit facilities	551	794
Total Parent Company Liquidity	$632	$894
The Company paid dividends of $0.12 per share to its common stockholders during each of the first, second and third quarters of 2017 for dividends declared in December 2016, February 2017, and July 2017, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $5.0 billion and $4.7 billion as of September 30, 2017 and December 31, 2016, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2016 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for — among other items — limitations on other indebtedness; liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of September 30, 2017, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2.3 billion. The portion of current debt related to such defaults was $1.0 billion at September 30, 2017, all of which was non-recourse debt related to three subsidiaries — Alto Maipo, AES Puerto Rico, and AES Ilumina. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’ corporate debt agreements as of September 30, 2017, in order for such defaults to trigger an event of default or permit acceleration under AES’ indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of September 30, 2017, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2016 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2017.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2017, we project pretax earnings exposure on a 10% move in commodity prices would be approximately $5 million for U.S. power (DPL), and less than $5 million for natural gas, oil, and coal, respectively. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the Eurasia SBU, our Kilroot facility operates on a short-term sales strategy. To the extent that sales are unhedged, the commodity risk at our Kilroot business is to the clean dark spread, which is the difference between electricity price and our coal-based variable dispatch cost, including emissions. Natural gas-fired generators set power prices for many periods, so higher natural gas prices generally expand margins and higher coal or emissions prices reduce them. Similarly, increased wind generators displaces higher cost generation, reducing Kilroot's margins, and vice versa. Our Masinloc business is a coal-fired generation facility which hedges its output under a portfolio of contract sales that are indexed to fuel prices, with generation in excess of contract volume or shortfalls of generation relative to contract volumes settled in the spot market. Low oil prices may be a driver of margin compression since oil affects spot power sale prices sold in the spot market. Our Mong Duong business has minimal exposure to commodity price risk as it has no merchant exposure and fuel is subject to a pass-through mechanism.
Foreign Exchange Rate Risk — In the normal course of business, we are exposed to foreign currency risk and other foreign operations risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the U.S. Dollar ("USD"). Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in the USD or currencies other than their own functional currencies. Certain of our foreign subsidiaries calculate and pay taxes in currencies other than their own functional currency. We have varying degrees of exposure to changes in the exchange rate between the USD and the following currencies: Argentine Peso, British Pound, Brazilian Real, Chilean Peso, Colombian Peso, Dominican Peso, Euro, Indian Rupee, Mexican Peso and Philippine Peso. These subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.
AES enters into cash flow hedges to protect economic value of the business and minimize impact of foreign exchange rate fluctuations to AES portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distribution and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis which could result in greater volatility in earnings. The largest foreign exchange risks over a 12-month forward- looking period stem from the following currencies: Brazilian Real, Euro, Colombian Peso, British Pound, and Kazakhstani Tenge. As of September 30, 2017, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Brazilian Real, British Pound, Colombian Peso, and Euro each are projected to be reduced by less than $5 million for 2017. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2017 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of September 30, 2017, the portfolio’s pretax earnings exposure for 2017 to a one-time 100-basis-point increase in interest rates for our Argentine Peso, Brazilian Real, Colombian Peso, Euro, and USD denominated debt would be approximately $10 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2017, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of September 30, 2017.
In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the state of Rio de Janeiro (“FDC”) against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the FDC found in favor of Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the FDC to collect approximately R$2.03 billion ($641 million) from Eletropaulo as estimated by Eletropaulo (or approximately R$2.76 billion ($872 million) as of June 2017, as estimated by Eletrobrás, and possibly legal costs) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). In November 2002, the FDC rejected Eletropaulo's defenses in the execution suit. On appeal, the case was remanded to the FDC for further proceedings to determine whether Eletropaulo is liable for the debt. In December 2012, the FDC issued a decision that Eletropaulo is liable for the debt. However, that decision was annulled on appeal and the case was remanded to the FDC for further proceedings. On remand at the FDC, the FDC appointed an accounting expert to analyze the issues in the case. In September 2015, the expert issued a preliminary report concluding that Eletropaulo is liable for the debt, without quantifying the debt. Eletropaulo thereafter submitted questions to the expert and reports rebutting the expert's preliminary report (“Rebuttal Reports”). In April 2016, Eletrobrás requested that the expert determine both the criteria to calculate the debt and the amount of the debt. In April 2017, the FDC ordered the expert to comment on Eletropaulo’s Rebuttal Reports and to analyze the questions presented by the parties. It is unclear when the expert will issue his comments. Pursuant to a memorandum of understanding, in October 2017, Eletropaulo and Eletrobrás requested that the FDC suspend the case for 60 days to allow Eletropaulo and Eletrobrás to engage in settlement discussions. If settlement is achieved, it will be subject to the approval of the Eletropaulo Board of Directors and the majority of non-AES board members of Eletropaulo. If settlement is not achieved, the case will proceed and, ultimately, a decision will be issued by the FDC, which will be free to reject or adopt in whole or in part the expert's report. If the FDC again determines that Eletropaulo is liable for the debt, Eletrobrás will be entitled to resume the execution suit in the FDC. If Eletrobrás does so, Eletropaulo will be required to provide security for its alleged liability. In addition, in February 2008, CTEEP filed a lawsuit in the FDC against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. In June 2016, the FDC dismissed CTEEP’s lawsuit, on the ground that CTEEP’s claim would be decided in the FDC lawsuit initiated by Eletrobrás. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. If Eletrobrás requests the seizure of the security noted above and the FDC grants such request (or if a court determines that Eletropaulo is liable for the debt), Eletropaulo's results of operations may be materially adversely affected and, in turn, the Company's results of operations may also be materially adversely affected. Eletropaulo and the Company could face a loss of earnings and/or cash flows and may have to provide loans or equity to support affected businesses or projects, restructure them, write down their value, and/or face the possibility that Eletropaulo cannot continue operations or provide returns consistent with our expectations, any of which could have a material impact on the Company.
In September 1996, a public civil action was asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the state of São Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$2 million ($632 thousand) as of December 31, 2015, or pay an indemnification amount of approximately R$15 million ($5 million). Eletropaulo has appealed this decision to the Supreme Court and the Supreme Court affirmed the decision of the Appellate Court. Following the Supreme Court's decision, the case has been remanded to the court of first instance for further proceedings and to monitor compliance by the defendants with the terms of the decision. In January 2014, Eletropaulo informed the court that it intended to comply with the court's decision by donating a green area inside a protection zone and restore watersheds, the aggregate cost of which is expected to be approximately R$2 million ($632 thousand). Eletropaulo also requested that the court add the current owner of the land where the Associação facilities are located, Empresa Metropolitana de Águas e Energia S.A. (“EMAE”), as a party to the lawsuit and order EMAE to perform the demolition and reforestation aspects of the court's decision. In July 2014, the court requested the Secretary of the Environment for the State of São Paulo to notify the court of its opinion regarding the acceptability of the green areas to be donated by Eletropaulo to the State of São Paulo. In January 2015, the Secretary of the Environment for the State of São Paulo notified Eletropaulo and the court that it would not accept Eletropaulo's proposed green areas donation. Instead of such green areas donation, the Secretary of the Environment proposed in March 2015 that Eletropaulo undertake an environmental project to offset the alleged environmental damage. Since March 2015, Eletropaulo and the Secretary of Environment have been working together to define an environmental project, which will be submitted for approval by the Public Prosecutor. The cost of such project is currently estimated to be R$3 million ($1 million).
In December 2001, Grid Corporation of Odisha (“GRIDCO”) served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the shareholders agreement between GRIDCO, the Company, AES ODPL, Jyoti and the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company. In the arbitration, GRIDCO asserted that a comfort letter issued by the Company in connection with the Company's indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO's financial obligations to GRIDCO. GRIDCO appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by GRIDCO. The Company counterclaimed against GRIDCO for damages. In June 2007, a 2-to-1 majority of the arbitral tribunal rendered its award rejecting GRIDCO's claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to GRIDCO. The respondents' counterclaims were also rejected. A majority of the tribunal later awarded the respondents, including the Company, some of their costs relating to the arbitration. GRIDCO filed challenges of the tribunal's awards with the local Indian court. GRIDCO's challenge of the costs award has been dismissed by the court, but its challenge of the liability award remains pending. A hearing on the liability award is scheduled for November 2, 2017. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In May 2008, the Tax Authority initiated a collection suit against Eletropaulo, seeking to collect approximately R$230 million ($73 million) in PIS taxes (as estimated by Eletropaulo) for the period of March 1996 to December 1998. Unfavorable decisions on the merits were issued by the First Instance Court (“FIC”) and the Second Instance Court (“SIC”) in January 2011 and April 2015, respectively. Subsequently, Eletropaulo requested that the SIC remit the case to the Superior Court of Justice (“STJ”) and the Supreme Federal Court (“STF”). In March 2017, the SIC rejected Eletropaulo’s request. Eletropaulo has requested that an SIC panel review the March 2017 decision. In addition, Eletropaulo has appealed that decision to the STJ and STF. Also, in April 2017, in a related execution proceeding, the FIC asked the Tax Authority to advise on whether it intends to pursue collection. In August 2017, the Tax Authority requested that Eletropaulo replace its bank guarantee with a cash deposit of the amount in dispute into a judicial account (currently, the bank guarantee is in place as security for Eletropaulo’s alleged obligation). Eletropaulo contested the Tax Authority’s request. In September 2017, the FIC denied the Tax Authority’s request. The Tax Authority is expected to appeal. Eletropaulo believes it has meritorious defenses and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In June 2011, the São Paulo Municipal Tax Authority (the “Tax Authority”) filed 60 tax assessments in São Paulo administrative court against Eletropaulo, seeking to collect services tax (“ISS”) on revenues for services rendered by Eletropaulo. Eletropaulo challenged the assessments on the grounds that the revenues at issue were not subject to ISS. In October 2013, the First Instance Administrative Court (“FIAC”) determined that Eletropaulo was liable for ISS, interest, and related penalties totaling approximately R$3.3 billion ($1 billion) as estimated by Eletropaulo. Eletropaulo thereafter appealed to the Second Instance Administrative Court (“SIAC”). In January 2016, the Tax Authority nullified most of the ISS sought from Eletropaulo. In January 2017, the SIAC issued a decision confirming the reduction and rejecting certain other amounts of ISS as time-barred, but finding that Eletropaulo was liable for the remainder of ISS totaling approximately R$200 million ($63 million). The Tax Authority appealed the SIAC’s decision on the time-barred amounts, totaling approximately R$16 million ($5 million) (“Time-Barred Amounts”), to the Municipal Council of Taxes (“MCT Proceeding”). With respect to the R$200 million, in March 2017, the Tax Authority canceled most of that amount (“March 2017 Cancelation”), and initiated an execution lawsuit to collect the remainder of approximately R$70 million ($22 million) (“Execution Lawsuit”). The Time-Barred Amounts and the March 2017 Cancelation will be reviewed in the ongoing MCT Proceeding. The Execution Lawsuit is also ongoing. Eletropaulo believes it has meritorious defenses and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê had paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the grounds that the tax rate was set in the applicable legislation. In April 2013, the FIAC determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest, and penalties totaling approximately R$1.16 billion ($366 million) as estimated by AES Tietê. AES Tietê appealed to the SIAC. In January 2015, the SIAC issued a decision in AES Tietê's favor, finding that AES Tietê was not liable for unpaid taxes. The public prosecutor subsequently filed an appeal, which was denied as untimely. The Tax Authority thereafter filed a motion for clarification of the SIAC's decision, which was denied in September 2016. The Tax Authority later filed a special appeal (“Special Appeal”), which was rejected as untimely in October 2016. The Tax Authority thereafter filed an interlocutory appeal with the Superior Administrative Court (“SAC”). In March 2017, the President of the SAC determined that the SAC would analyze the Special Appeal on timeliness and, if required, the merits. AES Tietê has challenged the Special Appeal. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Alto Maipo also initiated arbitration against CNM to recover completion costs and other damages relating to these breaches. CNM subsequently initiated a separate arbitration, seeking a declaration that its termination was wrongful, damages, and other relief. CNM has not supported its alleged damages, but it has asserted that it is entitled to recover over $20 million in damages, legal costs, and the amounts drawn by Alto Maipo under letters of credit. The arbitrations have been consolidated into a single action, which is ongoing. As noted above, Alto Maipo drew on letters of credit securing CNM’s obligations, totaling approximately $73 million. Initially, the issuing bank did not pay Alto Maipo because CNM obtained an ex parte injunction from a Chilean court prohibiting the bank from honoring the draws. However, at Alto Maipo’s request, the Chilean court later removed the injunction. Accordingly, in July 2017, the bank paid Alto Maipo in full. CNM is attempting to seek relief in the Chilean court of appeals and the arbitration in relation to the draws on the letters of credit. To date, CNM has been unable to obtain such relief. Alto

Maipo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In October 2017, the Ministry of Justice (“MOJ”) of the Republic of Kazakhstan (“ROK”) filed a lawsuit in the Economic Court of Kazakhstan against Tau Power BV (an AES affiliate), Altai Power LLP (an AES affiliate), the Company, and two hydropower plants (“HPPs”) previously under concession to Tau Power. In its lawsuit, the MOJ references a 2013 treaty arbitration award against the ROK concerning the ROK’s energy laws. While its lawsuit is unclear, the MOJ appears to seek relief relating to the net income distributed by the HPPs during certain years of the concession period. There is a hearing on this matter in the Economic Court on November 1, 2017. The AES defendants believe that the lawsuit is without merit and they will assert their defenses vigorously; however, there can be no assurances that they will be successful in their efforts.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I—Item 1A.—Risk Factors of our 2016 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No repurchases were made by the AES Corporation of its common stock during the third quarter of 2017.
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of September 30, 2017, $246 million remained available for repurchase under the Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

4.1
Twenty-First Supplemental Indenture, dated August 28, 2017, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 28, 2017.

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

THE AES CORPORATION (Registrant)

Date:	November 1, 2017	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ FABIAN E. SOUZA
			Name:	Fabian E. Souza
			Title:	Vice President and Controller (Principal Accounting Officer)