Form 10-Q
period 2018-03-31
AES CORP
filed 2018-05-08
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on May 1, 2018 was 661,399,753.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pretax Contribution, a non-GAAP measure of operating performance
AFS	Available For Sale
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CHP	Combined Heat and Power
COFINS	Contribution for the Financing of Social Security
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
ISO	Independent System Operator
LIBOR	London Interbank Offered Rate
MW	Megawatts
MWh	Megawatt Hours
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxides
PIS	Program of Social Integration
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,212	$949
Restricted cash	415	274
Short-term investments	617	424
Accounts receivable, net of allowance for doubtful accounts of $13 and $10, respectively	1,498	1,463
Inventory	569	562
Prepaid expenses	66	62
Other current assets	703	630
Current assets of discontinued operations and held-for-sale businesses	358	2,034
Total current assets	5,438	6,398
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	502	502
Electric generation, distribution assets and other	24,311	24,119
Accumulated depreciation	(8,168)	(7,942)
Construction in progress	4,043	3,617
Property, plant and equipment, net	20,688	20,296
Other Assets:
Investments in and advances to affiliates	1,282	1,197
Debt service reserves and other deposits	541	565
Goodwill	1,059	1,059
Other intangible assets, net of accumulated amortization of $454 and $441, respectively	362	366
Deferred income taxes	94	130
Service concession assets, net of accumulated amortization of $0 and $206, respectively	—	1,360
Loan receivable	1,474	—
Other noncurrent assets	1,635	1,741
Total other assets	6,447	6,418
TOTAL ASSETS	$32,573	$33,112
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,317	$1,371
Accrued interest	289	228
Accrued and other liabilities	1,182	1,232
Non-recourse debt, includes $986 and $1,012, respectively, related to variable interest entities	2,025	2,164
Current liabilities of discontinued operations and held-for-sale businesses	63	1,033
Total current liabilities	4,876	6,028
NONCURRENT LIABILITIES
Recourse debt	4,060	4,625
Non-recourse debt, includes $1,570 and $1,358, respectively, related to variable interest entities	13,601	13,176
Deferred income taxes	1,207	1,006
Pension and other postretirement liabilities	189	230
Other noncurrent liabilities	2,264	2,365
Total noncurrent liabilities	21,321	21,402
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	851	837
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 816,331,182 issued and 661,364,449 outstanding at March 31, 2018 and 816,312,913 issued and 660,388,128 outstanding at December 31, 2017)	8	8
Additional paid-in capital	8,397	8,501
Accumulated deficit	(1,525)	(2,276)
Accumulated other comprehensive loss	(1,808)	(1,876)
Treasury stock, at cost (154,966,733 and 155,924,785 shares at March 31, 2018 and December 31, 2017, respectively)	(1,879)	(1,892)
Total AES Corporation stockholders’ equity	3,193	2,465
NONCONTROLLING INTERESTS	2,332	2,380
Total equity	5,525	4,845
TOTAL LIABILITIES AND EQUITY	$32,573	$33,112
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in millions, except per share amounts)
Revenue:
Regulated	$722	$813
Non-Regulated	2,018	1,768
Total revenue	2,740	2,581
Cost of Sales:
Regulated	(601)	(703)
Non-Regulated	(1,483)	(1,321)
Total cost of sales	(2,084)	(2,024)
Operating margin	656	557
General and administrative expenses	(56)	(54)
Interest expense	(281)	(287)
Interest income	76	63
Gain (loss) on extinguishment of debt	(170)	17
Other expense	(9)	(24)
Other income	13	73
Gain on disposal and sale of businesses	788	—
Asset impairment expense	—	(168)
Foreign currency transaction losses	(19)	(20)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	998	157
Income tax expense	(231)	(67)
Net equity in earnings of affiliates	11	7
INCOME FROM CONTINUING OPERATIONS	778	97
Income (loss) from operations of discontinued businesses, net of income tax expense of $0 and $2, respectively	(1)	1
NET INCOME	777	98
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stocks of subsidiaries	(93)	(121)
Less: Income from discontinued operations attributable to noncontrolling interests	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$684	$(24)
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$685	$(24)
Loss from discontinued operations, net of tax	(1)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$684	$(24)
BASIC EARNINGS PER SHARE:
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$1.04	$(0.04)
DILUTED EARNINGS PER SHARE:
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$1.03	$(0.04)
DILUTED SHARES OUTSTANDING	663	659
DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.12
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in millions)
NET INCOME	$777	$98
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax benefit (expense) of $0 and $(1), respectively	25	68
Reclassification to earnings, net of $0 income tax	(16)	3
Total foreign currency translation adjustments	9	71
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $(15) and $8, respectively	57	(5)
Reclassification to earnings, net of income tax benefit (expense) of $1 and $(1), respectively	10	20
Total change in fair value of derivatives	67	15
Pension activity:
Reclassification to earnings due to amortization of net actuarial loss, net of income tax expense of $0 and $3, respectively	2	6
Total pension adjustments	2	6
OTHER COMPREHENSIVE INCOME	78	92
COMPREHENSIVE INCOME	855	190
Less: Comprehensive income attributable to noncontrolling interests	(122)	(142)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$733	$48
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in millions)
OPERATING ACTIVITIES:
Net income	$777	$98
Adjustments to net income:
Depreciation and amortization	254	291
Gain on disposal and sale of businesses	(788)	—
Asset impairment expense	—	168
Deferred income taxes	180	(6)
Provisions for contingencies	—	12
Loss (gain) on extinguishment of debt	170	(17)
Loss on sales of assets	2	12
Other	72	48
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(39)	50
(Increase) decrease in inventory	(16)	(16)
(Increase) decrease in prepaid expenses and other current assets	(33)	111
(Increase) decrease in other assets	19	(43)
Increase (decrease) in accounts payable and other current liabilities	(66)	(65)
Increase (decrease) in income tax payables, net and other tax payables	—	38
Increase (decrease) in other liabilities	(17)	27
Net cash provided by operating activities	515	708
INVESTING ACTIVITIES:
Capital expenditures	(495)	(474)
Proceeds from the sale of businesses, net of cash and restricted cash sold	1,180	4
Sale of short-term investments	149	907
Purchase of short-term investments	(345)	(716)
Contributions to equity affiliates	(44)	—
Other investing	(29)	(38)
Net cash provided by (used in) investing activities	416	(317)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	881	225
Repayments under the revolving credit facilities	(783)	(84)
Issuance of recourse debt	1,000	—
Repayments of recourse debt	(1,774)	(341)
Issuance of non-recourse debt	757	569
Repayments of non-recourse debt	(510)	(295)
Payments for financing fees	(14)	(18)
Distributions to noncontrolling interests	(17)	(33)
Contributions from noncontrolling interests and redeemable security holders	11	29
Dividends paid on AES common stock	(86)	(79)
Payments for financed capital expenditures	(89)	(26)
Other financing	(6)	(26)
Net cash used in financing activities	(630)	(79)
Effect of exchange rate changes on cash	5	11
(Increase) decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	74	(35)
Total increase in cash, cash equivalents and restricted cash	380	288
Cash, cash equivalents and restricted cash, beginning	1,788	1,960
Cash, cash equivalents and restricted cash, ending	$2,168	$2,248
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$207	$195
Cash payments for income taxes, net of refunds	$71	$74
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash contributions of assets and liabilities for Fluence acquisition	$20	$—
Dividends declared but not yet paid	$86	$79
Conversion of Alto Maipo loans and accounts payable into equity (see Note 10—Equity)	$—	$279

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
1. FINANCIAL STATEMENT PRESENTATION
The prior period condensed consolidated financial statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been reclassified to reflect the businesses classified as discontinued operations as discussed in Note 16—Discontinued Operations. Certain prior period amounts have been reclassified to comply with newly adopted accounting standards. See further detail in the new accounting pronouncements discussion.
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, and cash flows. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of expected results for the year ending December 31, 2018. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2017 audited consolidated financial statements and notes thereto, which are included in the 2017 Form 10-K filed with the SEC on February 26, 2018 (the “2017 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$1,212	$949
Restricted cash	415	274
Debt service reserves and other deposits	541	565
Cash, Cash Equivalents, and Restricted Cash	$2,168	$1,788
New Accounting Pronouncements Adopted in 2018 — The following table provides a brief description of recent accounting pronouncements that had an impact on the Company’s consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the presentation of non-service costs associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization.
Transition method: retrospective for presentation of non-service cost and prospective for the change in capitalization.
		January 1, 2018	No material impact upon adoption of the standard.
2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

This standard clarifies the scope and application of ASC 610-20 on the sale, transfer, and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. It also provides guidance on how gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to non-customers are recognized. The standard also clarifies that the derecognition of businesses is under the scope of ASC 810. The standard must be adopted concurrently with ASC 606, however an entity will not have to apply the same transition method as ASC 606.
Transition method: modified retrospective.
January 1, 2018
As more transactions will not meet the definition of a business due to the adoption of ASU 2017-01, more dispositions or partial sales will be out of the scope of ASC 810 and will be under this standard.

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
Transition method: prospective.
		January 1, 2018	Some acquisitions and dispositions will now fall under a different accounting model.
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
Transition method: retrospective.
January 1, 2018
For the three months ending March 31, 2017, cash provided by operating activities increased by $5 million, cash used in investing activities decreased by $23 million, and cash used in financing activities was unchanged.

2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard significantly revises an entity’s accounting related to (1) classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. Also it amends certain disclosures of financial instruments.
Transition method: modified retrospective. Prospective for equity investments without readily determine fair value.
		January 1, 2018	No material impact upon adoption of the standard.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-10, 2017-13, Revenue from Contracts with Customers (Topic 606)	See discussion of the ASU below.	January 1, 2018	See impact upon adoption of the standard below.
On January 1, 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers," and its subsequent corresponding updates ("ASC 606"). Under this standard, an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applied the modified retrospective method of adoption to the contracts that were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the previous revenue recognition standard. For contracts that were modified before January 1, 2018, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price.
The cumulative effect to our January 1, 2018 Condensed Consolidated Balance Sheet resulting from the adoption of ASC 606 was as follows (in millions):

Condensed Consolidated Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Other current assets	$630	$61	$691
Deferred income taxes	130	(24)	106
Service concession assets, net	1,360	(1,360)	—
Loan receivable	—	1,490	1,490
Equity
Accumulated deficit	(2,276)	67	(2,209)
Accumulated other comprehensive loss	(1,876)	19	(1,857)
Noncontrolling interests	2,380	81	2,461
The Mong Duong II power plant in Vietnam is the primary driver of changes in revenue recognition under the new standard. This plant is operated under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25-year PPA. Under the previous revenue recognition standard, construction costs were deferred to a service concession asset, which was expensed in proportion to revenue recognized for the construction element over the term of the PPA. Under ASC 606, construction revenue and associated costs are recognized as construction activity occurs. As construction of the plant was substantially completed in 2015, revenues and costs associated with the construction were recognized through retained earnings, and the service concession asset was derecognized. A loan receivable was recognized for the future expected payments for the construction performance obligation. As the payments for the construction performance obligation occur over a 25-year term, a significant financing element was determined to exist which is accounted for under the effective interest rate method. The other performance obligation to operate and maintain the facility is measured based on the capacity made available.
The impact to our Condensed Consolidated Balance Sheet as of March 31, 2018 and Condensed Consolidated Statement of Operations for the period ended March 31, 2018 resulting from the adoption of ASC 606 as compared to the previous revenue recognition standard was as follows (in millions):

	March 31, 2018
Condensed Consolidated Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Adoption Impact
Assets
Other current assets	$703	$640	$63
Deferred income taxes	94	118	(24)
Service concession assets, net	—	1,337	(1,337)
Loan receivable	1,474	—	1,474
TOTAL ASSETS	32,573	32,397	176
Liabilities
Accrued and other liabilities	1,182	1,181	1
Equity
Accumulated deficit	(1,525)	(1,601)	76
Accumulated other comprehensive loss	(1,808)	(1,827)	19
Noncontrolling interest	2,332	2,252	80
TOTAL LIABILITIES AND EQUITY	32,573	32,397	176

	Three Months Ended March 31, 2018
Condensed Consolidated Statement of Operations	As Reported	Balances Without Adoption of ASC 606	Adoption Impact
Total revenue	2,740	2,751	(11)
Total cost of sales	(2,084)	(2,090)	6
Operating margin	656	661	(5)
Interest income	76	61	15
Income from continuing operations before taxes and equity in earnings of affiliates	998	988	10
Income tax expense	(231)	(230)	(1)
INCOME FROM CONTINUING OPERATIONS	778	769	9
NET INCOME	777	768	9
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	684	675	9
New Accounting Pronouncements Issued But Not Yet Effective — The following table provides a brief description of recent accounting pronouncements that could have a material impact on the Company’s consolidated financial statements once adopted. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company’s consolidated financial statements.

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
ASU 2016-02 and its subsequent corresponding updates will require lessees to recognize assets and liabilities for most leases, and recognize expenses in a manner similar to the current accounting method. For Lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance also eliminates the current real estate-specific provisions.
The standard must be adopted using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements (January 1, 2017). The FASB proposed amending the standard to give another option for transition. The proposed transition method would allow entities to not apply the new lease standard in the comparative periods presented in their financial statements in the year of adoption. Under the proposed transition method, the entity would apply the transition provisions on January 1, 2019 (i.e., the effective date). At transition, lessees and lessors are permitted to make an election to apply a package of practical expedients that allow them not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) whether initial direct costs for any expired or existing leases qualify for capitalization under ASC 842. These three practical expedients must be elected as a package and must be consistently applied to all leases. Furthermore, entities are also permitted to make an election to use hindsight when determining lease term and lessees can elect to use hindsight when assessing the impairment of right-of-use assets.
The Company has established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use asset and related liability. Additionally, the implementation team has been working on the configuration of a lease accounting system that will support the implementation and the subsequent accounting. The implementation team is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard.
As the Company has preliminarily concluded that at transition it would be using the package of practical expedients, the main impact expected as of the effective date is the recognition of the right to use asset and the related liability in the financial statements for all those contracts that contain a lease and for which the Company is the lessee. However, income statement presentation and the expense recognition pattern is not expected to change.

Under ASC 842, it is expected that fewer contracts will contain a lease. However, due to the elimination of today's real estate-specific guidance and changes to certain lessor classification criteria, more leases will qualify as sales-type leases and direct financing leases. Under these two models, a lessor will derecognize the asset and will recognize a lease receivable. According to ASC 842, the lease receivable does not include variable payments that depend on the use of the asset (e.g. Mwh produced by a facility). Therefore, the lease receivable could be lower than the carrying amount of the underlying asset at lease commencement, In such circumstances, the difference between the initially recognized lease receivable and the carrying amount of the underlying asset is recognized as a selling loss at lease commencement. The Company is assessing how this guidance will apply to new renewable contracts executed or modified after the effective date where all the payments are contingent on the level of production and is also evaluating the related impact to the allocation of earnings under HLBV accounting.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	March 31, 2018	December 31, 2017
Fuel and other raw materials	$281	$284
Spare parts and supplies	288	278
Total	$569	$562
3. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4—Fair Value in Item 8.—Financial Statements and Supplementary Data of our 2017 Form 10-K.
Recurring Measurements — The following table presents, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated (in millions). For the Company’s investments in marketable debt securities, the security classes presented are determined based on the nature and risk of the security and are consistent with how the Company manages, monitors and measures its marketable securities:

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Unsecured debentures	$—	$291	$—	$291	$—	$207	$—	$207
Certificates of deposit	—	260	—	260	—	153	—	153
Total debt securities	—	551	—	551	—	360	—	360
EQUITY SECURITIES:
Mutual funds	20	52	—	72	20	52	—	72
Other equity securities	—	3	—	3	—	—	—	—
Total equity securities	20	55	—	75	20	52	—	72
DERIVATIVES:
Interest rate derivatives	—	42	—	42	—	15	—	15
Cross-currency derivatives	—	45	—	45	—	29	—	29
Foreign currency derivatives	—	37	225	262	—	29	240	269
Commodity derivatives	—	8	3	11	—	30	5	35
Total derivatives — assets	—	132	228	360	—	103	245	348
TOTAL ASSETS	$20	$738	$228	$986	$20	$515	$245	$780
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$81	$129	$210	$—	$111	$151	$262
Cross-currency derivatives	—	1	—	1	—	3	—	3
Foreign currency derivatives	—	41	—	41	—	30	—	30
Commodity derivatives	—	1	—	1	—	19	1	20
Total derivatives — liabilities	—	124	129	253	—	163	152	315
TOTAL LIABILITIES	$—	$124	$129	$253	$—	$163	$152	$315
As of March 31, 2018, all AFS debt securities had stated maturities within one year. For the three months ended March 31, 2018 and 2017, no other-than-temporary impairments of marketable securities were recognized in earnings or Other Comprehensive Income (Loss). Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of AFS securities during the periods indicated (in millions):

	Three Months Ended March 31,
	2018	2017
Gross proceeds from sale of AFS securities	$147	$429
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended March 31, 2018	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(151)	$240	$4	$93
Total realized and unrealized gains (losses):
Included in earnings	14	(6)	1	9
Included in other comprehensive income — derivative activity	27	—	—	27
Settlements	6	(9)	(2)	(5)
Transfers of liabilities into Level 3	(8)	—	—	(8)
Transfers of liabilities out of Level 3	(17)	—	—	(17)
Balance at March 31	$(129)	$225	$3	$99
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$16	$(15)	$1	$2

Three Months Ended March 31, 2017	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(179)	$255	$5	$81
Total realized and unrealized losses:
Included in earnings	—	(16)	—	(16)
Included in other comprehensive income — derivative activity	(12)	—	—	(12)
Settlements	10	(8)	(3)	(1)
Transfers of liabilities into Level 3	(4)	—	—	(4)
Transfers of assets out of Level 3	2	—	—	2
Balance at March 31	$(183)	$231	$2	$50
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$2	$(24)	$—	$(22)
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of March 31, 2018 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(129)	Subsidiaries’ credit spreads	2.38% to 4.38% (3.54%)
Foreign currency:
Argentine Peso	225	Argentine Peso to USD currency exchange rate after one year	24.33 to 56.28 (38.75)
Commodity:
Other	3
Total	$99
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

	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Three Months Ended March 31, 2017			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
DPL	02/28/2017	$77	$—	$—	$11	$66
Other	02/28/2017	15	—	—	7	8
Held-for-sale businesses: (3)
Kazakhstan	03/31/2017	171	—	29	—	94
_____________________________

(1)	Represents the carrying values at the dates of measurement, before fair value adjustment.

(2)	See Note 14—Asset Impairment Expense for further information.

(3)
Per the Company’s policy, pretax loss is limited to the impairment of long-lived assets. Any additional loss will be recognized on completion of the sale. See Note 17—Held-for-Sale Businesses and Dispositions for further information.

Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, but for which fair value is disclosed:

		March 31, 2018
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$156	$295	$—	$—	$295
Liabilities:	Non-recourse debt	15,626	16,006	—	14,250	1,756
	Recourse debt	4,065	4,173	—	4,173	—

		December 31, 2017
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$163	$217	$—	$6	$211
Liabilities:	Non-recourse debt	15,340	15,890	—	13,350	2,540
	Recourse debt	4,630	4,920	—	4,920	—
_____________________________

(1)
These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $30 million and $31 million as of March 31, 2018 and December 31, 2017, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the derivative and hedging accounting policies see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2017 Form 10-K.
Volume of Activity — The following table presents the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of March 31, 2018, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest Rate (LIBOR and EURIBOR)	$4,475	2041
Cross-Currency Swaps (Chilean Unidad de Fomento and Chilean Peso)	419	2029
Foreign Currency:
Argentine Peso	180	2026
Chilean Peso	388	2020
Colombian Peso	285	2019
Others, primarily with weighted average remaining maturities of a year or less	327	2020
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of March 31, 2018 and December 31, 2017 (in millions):

Fair Value	March 31, 2018			December 31, 2017
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$41	$1	$42	$15	$—	$15
Cross-currency derivatives	45	—	45	29	—	29
Foreign currency derivatives	13	249	262	8	261	269
Commodity derivatives	—	11	11	5	30	35
Total assets	$99	$261	$360	$57	$291	$348
Liabilities
Interest rate derivatives	$90	$120	$210	$125	$137	$262
Cross-currency derivatives	1	—	1	3	—	3
Foreign currency derivatives	1	40	41	1	29	30
Commodity derivatives	—	1	1	9	11	20
Total liabilities	$92	$161	$253	$138	$177	$315

	March 31, 2018		December 31, 2017
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$70	$170	$84	$211
Noncurrent	290	83	264	104
Total	$360	$253	$348	$315
As of March 31, 2018, all derivative instruments subject to credit risk-related contingent features were in an asset position.

Credit Risk-Related Contingent Features (1)	December 31, 2017
Present value of liabilities subject to collateralization	$15
Cash collateral held by third parties or in escrow	9
 _____________________________

(1)	Based on the credit rating of certain subsidiaries
Earnings and Other Comprehensive Income (Loss) — The next table presents (in millions) the pretax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Effective portion of cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$47	$(22)
Cross-currency derivatives	19	12
Foreign currency derivatives	6	(15)
Commodity derivatives	—	12
Total	$72	$(13)
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(16)	$(24)
Cross-currency derivatives	10	4
Foreign currency derivatives	1	(2)
Commodity derivatives	(4)	1
Total	$(9)	$(21)
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Foreign currency derivatives	$108	$(32)
Commodity derivatives and other	9	(2)
Total	$117	$(34)
AOCL is expected to decrease pretax income from continuing operations for the twelve months ended March 31, 2019, by $44 million, primarily due to interest rate derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The Company’s financing receivables are primarily related to amended agreements or government resolutions that are due from CAMMESA, the administrator of the wholesale electricity market in Argentina. The following table presents financing receivables by country as of the dates indicated (in millions):

	March 31, 2018	December 31, 2017
Argentina	$174	$177
Other	12	17
Total	$186	$194
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
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Three Months Ended March 31,
50%-or-less-Owned Affiliates	2018	2017
Revenue	$206	$167
Operating margin	28	32
Net income	12	11
sPower — In February 2017, the Company and Alberta Investment Management Corporation (“AIMCo”) entered into an agreement to acquire FTP Power LLC (“sPower”). In July 2017, AES closed on the acquisition of its 48% ownership interest in sPower for $461 million. In November 2017, AES acquired an additional 2% ownership interest in sPower for $19 million. As the Company does not control sPower, it is accounted for as an equity method investment. The sPower portfolio includes solar and wind projects in operation, under construction, and in development located in the United States. The sPower equity method investment is reported in the US and Utilities SBU reportable segment.
Fluence — In July 2017, the Company entered into a joint venture with Siemens AG to form a global energy storage technology and services company under the name Fluence. On January 1, 2018, Siemens and AES closed on the creation of the joint venture with each party holding a 50% ownership interest. The Company contributed $7 million in cash and $20 million in non-cash assets from the AES Advancion energy storage development business as consideration for the transaction, and received an equity interest in Fluence with a fair value of $50 million. See Note 17—Held-for-sale Businesses and Dispositions for further discussion. As the Company does not control Fluence, it is accounted for as an equity method investment. The Fluence equity method investment is reported as part of Corp and Other.
7. DEBT
Recourse Debt
In March 2018, the Company repurchased via tender offers $671 million aggregate principal of its existing 5.50% senior unsecured notes due in 2024 and $29 million of its existing 5.50% senior unsecured notes due in 2025. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $44 million for the three months ended March 31, 2018.
In March 2018, the Company issued $500 million aggregate principal of 4.00% senior notes due in 2021 and $500 million of 4.50% senior notes due in 2023. The Company used the proceeds from these issuances to repurchase via tender offer in full the $228 million balance of its 8.00% senior notes due in 2020 and the $690 million balance of its 7.375% senior notes due in 2021. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $125 million for the three months ended March 31, 2018.
In March 2017, the Company repurchased via tender offers $276 million aggregate principal of its existing 7.375% senior unsecured notes due in 2021 and $24 million of its existing 8.00% senior unsecured notes due in 2020. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $47 million for the three months ended March 31, 2017.
Non-Recourse Debt
During the three months ended March 31, 2018, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Issuances	Repayments	Gain (Loss) on Extinguishment of Debt
Tietê	$385	$(231)	$—
Southland	194	—	—
Total	$579	$(231)	$—

AES Argentina — In February 2017, AES Argentina issued $300 million aggregate principal of unsecured and unsubordinated notes due in 2024. The net proceeds from this issuance were used for the prepayment of $75 million of non-recourse debt related to the construction of the San Nicolas Plant resulting in a gain on extinguishment of debt of approximately $65 million.
Non-Recourse Debt in Default — The current portion of non-recourse debt includes the following subsidiary debt in default as of March 31, 2018 (in millions).

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
Alto Maipo	Covenant	$629	$359
AES Puerto Rico	Covenant	334	124
AES Ilumina	Covenant	35	16
		$998
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
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides more than 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of March 31, 2018, the Company had no defaults which resulted in or were at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The following table summarizes the Parent Company’s contingent contractual obligations as of March 31, 2018. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$795	24	<$1 — 272
Letters of credit under the unsecured credit facility	52	4	$2 — 26
Asset sale related indemnities (1)	27	1	$27
Letters of credit under the senior secured credit facility	36	20	<$1 — 13
Total	$910	49
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the three months ended March 31, 2018, the Company paid letter of credit fees ranging from 1.33% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For each period ended March 31, 2018 and December 31, 2017, the Company had recognized liabilities of $5 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of March 31, 2018. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $19 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $51 million and $50 million as of March 31, 2018 and December 31, 2017, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2018. The material contingencies where a loss is reasonably possible primarily include claims under financing agreements; disputes with offtakers, suppliers and EPC contractors; alleged violation of monopoly laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $139 million and $172 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
9. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	March 31, 2018	December 31, 2017
IPALCO common stock	$618	$618
Colon quotas (1)	173	159
IPL preferred stock	60	60
Redeemable stock of subsidiaries	$851	$837
 _____________________________

(1)	Characteristics of quotas are similar to common stock.
Colon — Our partner in Colon made capital contributions of $10 million during the three months ended March 31, 2018. No capital contributions were made during the three months ended March 31, 2017. Any subsequent adjustments to allocate earnings and dividends to our partner, or measure the investment at fair value, will be classified as temporary equity each reporting period as it is probable that the shares will become redeemable.

10. EQUITY
Changes in Equity — The following table is a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, NCI and total equity as of the periods indicated (in millions):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	The Parent Company Stockholders’ Equity	NCI	Total Equity	The Parent Company Stockholders’ Equity	NCI	Total Equity
Balance at the beginning of the period	$2,465	$2,380	$4,845	$2,794	$2,906	$5,700
Net income (loss) (1)	684	93	777	(24)	122	98
Total foreign currency translation adjustment, net of income tax	3	6	9	61	10	71
Total change in derivative fair value, net of income tax	44	23	67	12	3	15
Total pension adjustments, net of income tax	2	—	2	(1)	7	6
Cumulative effect of a change in accounting principle (2)	86	81	167	31	—	31
Fair value adjustment (3)	(6)	—	(6)	—	—	—
Disposition of businesses (4)	—	(249)	(249)	—	—	—
Distributions to noncontrolling interests	—	(9)	(9)	—	(19)	(19)
Contributions from noncontrolling interests	—	1	1	—	17	17
Dividends declared on common stock	(86)	—	(86)	(79)	—	(79)
Issuance and exercise of stock-based compensation	1	—	1	1	—	1
Sale of subsidiary shares to noncontrolling interests	—	1	1	(4)	22	18
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	200	67	267
Less: Net loss attributable to redeemable stock of subsidiaries	—	5	5	—	3	3
Balance at the end of the period	$3,193	$2,332	$5,525	$2,991	$3,138	$6,129
_____________________________

(1)
Net income attributable to noncontrolling interest of $98 million and net loss attributable to redeemable stocks of subsidiaries of $5 million for the three months ended March 31, 2018. Net income attributable to noncontrolling interest of $125 million and net loss attributable to redeemable stock of subsidiaries of $3 million for the three months ended March 31, 2017.

(2)	See Note 1—Financial Statement Presentation, New Accounting Standards Adopted for further information.

(3)	Adjustment to record the redeemable stock of Colon at fair value.

(4)	See Note 17—Held-for-Sale Businesses and Dispositions for further information.
Equity Transactions with Noncontrolling Interests
Alto Maipo — On March 17, 2017, AES Gener completed the legal and financial restructuring of Alto Maipo. As part of this restructuring, AES indirectly acquired the 40% ownership interest of the noncontrolling shareholder, for a de minimis payment, and sold a 6.7% interest in the project to the construction contractor. This transaction resulted in a $196 million increase to the Parent Company’s Stockholders’ Equity due to an increase in additional-paid-in capital of $229 million, offset by the reclassification of accumulated other comprehensive losses from NCI to the Parent Company Stockholders’ Equity of $33 million. No gain or loss was recognized in net income as the sale was not considered to be a sale of in-substance real estate. After completion of the sale, the Company has an effective 62% economic interest in Alto Maipo. As the Company maintained control of the partnership after the sale, Alto Maipo continues to be consolidated by the Company within the South America SBU reportable segment.
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the three months ended March 31, 2018 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,486)	$(333)	$(57)	$(1,876)
Other comprehensive income before reclassifications	19	37	—	56
Amount reclassified to earnings	(16)	7	2	(7)
Other comprehensive income	3	44	2	49
Cumulative effect of a change in accounting principle	—	19	—	19
Balance at the end of the period	$(1,483)	$(270)	$(55)	$(1,808)

Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2018	2017
Foreign currency translation adjustment, net
	Gain on disposal and sale of businesses	$16	$(3)
	Net income (loss) attributable to The AES Corporation	$16	$(3)
Unrealized derivative gains (losses), net
	Non-regulated revenue	$(4)	$10
	Non-regulated cost of sales	(1)	(10)
	Interest expense	(15)	(23)
	Foreign currency transaction losses	11	2
	Income from continuing operations before taxes and equity in earnings of affiliates	(9)	(21)
	Income tax expense	(1)	1
	Income from continuing operations	(10)	(20)
	Less: Net income from operations attributable to noncontrolling interests and redeemable stock of subsidiaries	3	—
	Net income (loss) attributable to The AES Corporation	$(7)	$(20)
Amortization of defined benefit pension actuarial loss, net
	General and administrative expenses	$(1)	$1
	Income from continuing operations before taxes and equity in earnings of affiliates	(1)	1
	Income from continuing operations	(1)	1
	Net income (loss) from operations of discontinued businesses	(1)	(7)
	Net income	(2)	(6)
	Less: Net income from discontinued operations attributable to noncontrolling interest	—	5
	Net income (loss) attributable to The AES Corporation	$(2)	$(1)
Total reclassifications for the period, net of income tax and noncontrolling interests		$7	$(24)
Common Stock Dividends — The Parent Company paid dividends of $0.13 per outstanding share to its common stockholders during the first quarter of 2018 for dividends declared in December 2017.
On February 23, 2018, the Board of Directors declared a quarterly common stock dividend of $0.13 per share payable on May 15, 2018, to shareholders of record at the close of business on May 1, 2018.
11. SEGMENTS
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is organized by geographic regions which provides a socio-political-economic understanding of our business. During the first quarter of 2018, the Andes and Brazil SBUs were merged in order to leverage scale and are now reported together as part of the South America SBU. Further, Puerto Rico and El Salvador businesses, formerly part of the MCAC SBU, were combined with the US SBU, which is now reported as the US and Utilities SBU. The management reporting structure is organized by four SBUs led by our President and Chief Executive Officer: US and Utilities, South America, MCAC, and Eurasia SBUs. Using the accounting guidance on segment reporting, the Company determined that its four operating segments are aligned with its four reportable segments corresponding to its SBUs. All prior period results have been retrospectively revised to reflect the new segment reporting structure.
Corporate and Other — The results of the Fluence equity affiliate are included in “Corporate and Other.” Also included are corporate overhead costs which are not directly associated with the operations of our four reportable segments, and certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
The Company uses Adjusted PTC as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses and associated benefits and costs due to dispositions and acquisitions of business interests, including early plant closures; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities. The Company has concluded that Adjusted PTC better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company’s results.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended March 31,
Total Revenue	2018	2017
US and Utilities SBU	$1,027	$1,047
South America SBU	895	747
MCAC SBU	408	348
Eurasia SBU	419	429
Corporate and Other	9	14
Eliminations	(18)	(4)
Total Revenue	$2,740	$2,581

	Three Months Ended March 31,
Total Adjusted PTC	2018	2017
Income from continuing operations before taxes and equity in earnings of affiliates	$998	$157
Add: Net equity in earnings of affiliates	11	7
Less: Income from continuing operations before taxes, attributable to noncontrolling interests	(126)	(168)
Pre-tax contribution	883	(4)
Unrealized derivative and equity securities losses (gains)	12	(1)
Unrealized foreign currency gains	(3)	(9)
Disposition/acquisition losses (gains)	(778)	52
Impairment expense	—	168
Losses (gains) on extinguishment of debt	171	(16)
Restructuring costs	3	—
Total Adjusted PTC	$288	$190

	Three Months Ended March 31,
Total Adjusted PTC	2018	2017
US and Utilities SBU	$120	$61
South America SBU	136	127
MCAC SBU	53	46
Eurasia SBU	83	77
Corporate and Other	(104)	(121)
Total Adjusted PTC	$288	$190

Total Assets	March 31, 2018	December 31, 2017
US and Utilities SBU	$11,633	$11,297
South America SBU	11,113	10,874
MCAC SBU	4,322	4,087
Eurasia SBU	4,855	4,557
Assets of discontinued operations and held-for-sale businesses	358	2,034
Corporate and Other	292	263
Total Assets	$32,573	$33,112
12. REVENUE
Revenue is earned from the sale of electricity from our utilities and the production and sale of electricity and capacity from our generation facilities. Revenue is recognized upon the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.
Utilities — Our utilities sell electricity directly to end-users, such as homes and businesses, and bill customers directly. The majority of our utility contracts have a single performance obligation, as the promises to transfer energy, capacity, and other distribution and/or transmission services are not distinct. Additionally, as the performance obligation is satisfied over time as energy is delivered, and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. Utility revenue is classified as regulated on the Condensed Consolidated Statements of Operations.

In exchange for the right to sell or distribute electricity in a service territory, our utility businesses are subject to government regulation. This regulation sets the framework for the prices (“tariffs”) that our utilities are allowed to charge customers for electricity. Since tariffs are determined by the regulator, the price that our utilities have the right to bill corresponds directly with the value to the customer of the utility's performance completed in each period. The Company also has some month-to-month contracts. Revenue under these contracts is recognized using an output method measured by the MWh delivered each month, which best depicts the transfer of goods or services to the customer, at the approved tariff.
The Company has businesses where it sells and purchases power to and from ISOs and RTOs. Our utility businesses generally purchase power to satisfy the demand of customers that is not contracted through separate PPAs. In these instances, the Company accounts for these transactions on a net hourly basis because the transactions are settled on a net hourly basis. In limited situations, a utility customer may choose to receive generation services from a third-party provider, in which case the Company may serve as a billing agent for the provider and recognize revenue on a net basis.
Generation — Most of our generation fleet sells electricity under contracts to customers such as utilities, industrial users, and other intermediaries. Our generation contracts, based on specific facts and circumstances, can have one or more performance obligations as the promise to transfer energy, capacity, and other services may or may not be distinct depending on the nature of the market and terms of the contract. Similar to our utilities businesses, as the performance obligations are generally satisfied over time and use the same method to measure progress, the performance obligations meet the criteria to be considered a series. In measuring progress toward satisfaction of a performance obligation, the Company applies the "right to invoice" practical expedient when available, and recognizes revenue in the amount to which the Company has a right to consideration from a customer that corresponds directly with the value of the performance completed to date. Revenue from generation businesses is classified as non-regulated on the Condensed Consolidated Statements of Operations.
For contracts determined to have multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price using a market or expected cost plus margin approach. Additionally, the Company allocates variable consideration to one or more, but not all, distinct goods or services that form part of a single performance obligation when (1) the variable consideration relates specifically to the efforts to transfer the distinct good or service and (2) the variable consideration depicts the amount to which the Company expects to be entitled in exchange for transferring the promised good or service to the customer.
Revenue from generation contracts is recognized using an output method, as energy and capacity delivered best depicts the transfer of goods or services to the customer. Performance obligations including energy or ancillary services (such as operations and maintenance and dispatch services) are generally measured by the MWh delivered. Capacity, which is a stand-ready obligation to deliver energy when required by the customer, is measured using MWs. In certain contracts, if plant availability exceeds a contractual target, the Company may receive a performance bonus payment, or if the plant availability falls below a guaranteed minimum target, we may incur a non-availability penalty. Such bonuses or penalties represent a form of variable consideration and are estimated and recognized when it is probable that there will not be a significant reversal.
In assessing whether variable quantities are considered variable consideration or an option to acquire additional goods and services, the Company evaluates the nature of the promise and the legally enforceable rights in the contract. In some contracts, such as requirement contracts, the legally enforceable rights merely give the customer a right to purchase additional goods and services which are distinct. In these contracts, the customer's action results in a new obligation, and the variable quantities are considered an option.
When energy or capacity is sold or purchased in the spot market or to ISOs, the Company assesses the facts and circumstances to determine gross versus net presentation of spot revenues and purchases. Generally, the nature of the performance obligation is to sell surplus energy or capacity above contractual commitments, or to purchase energy or capacity to satisfy deficits. Generally, on an hourly basis, a generator is either a net seller or a net buyer in terms of the amount of energy or capacity transacted with the ISO. In these situations, the Company recognizes revenue for the hours where the generator is a net seller and cost of sales for the hours where the generator is a net buyer.
Certain generation contracts contain operating leases where capacity payments are generally considered the lease elements. In such cases, the allocation between the lease and non-lease elements is made at the inception of the lease following the guidance in ASC 840. Minimum lease payments from such contracts are recognized as revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue is presented separately from revenue from contracts with customers below.

The following table presents our revenue from contracts with customers and other revenue for the period ended March 31, 2018 (in millions):

	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corp and Other/ Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$711	$—	$—	$—	$—	$711
Other regulated revenue	11	—	—	—	—	11
Total regulated revenue	$722	$—	$—	$—	$—	$722
Non-Regulated Revenue
Revenue from contracts with customers	$208	$894	$387	$331	$(9)	$1,811
Other non-regulated revenue (1)	97	1	21	88	—	207
Total non-regulated revenue	$305	$895	$408	$419	$(9)	$2,018
Total revenue	$1,027	$895	$408	$419	$(9)	$2,740
_____________________________

(1)	Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. Accounts receivable represent unconditional rights to consideration and consist of both billed amounts and unbilled amounts typically resulting from sales under long-term contracts when revenue recognized exceeds the amount billed to the customer. We bill both generation and utilities customers on a contractually agreed-upon schedule, typically at periodic intervals (e.g., monthly). The calculation of revenue earned but not yet billed is based on the number of days not billed in the month, the estimated amount of energy delivered during those days and the estimated average price per customer class for that month.
Our contract liabilities consist of deferred revenue which is classified as current or noncurrent based on the timing of when we expect to recognize revenue. The current portion of our contract liabilities is reported in Accrued and other liabilities and the noncurrent portion is reported in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The contract liabilities from contracts with customers were $110 million and $115 million as of March 31, 2018 and January 1, 2018, respectively.
Of the $115 million of contract liabilities reported at January 1, 2018, $22 million was recognized as revenue during the period ended March 31, 2018.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Approximately $1.5 billion of contract consideration related to the construction, but not yet collected through the 25 year PPA, was recorded as a loan receivable as of March 31, 2018.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of March 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations was $21 million, primarily consisting of fixed consideration for the sale of renewable energy credits (RECs) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-quarter of the remaining performance obligations in 2018, with the remainder recognized thereafter. The Company has elected to apply the optional disclosure exemptions under ASC 606. Therefore, the amount above excludes contracts with an original length of one year or less, contracts for which we recognize revenue based on the amount we have the right to invoice for services performed, and variable consideration allocated entirely to a wholly unsatisfied performance obligation when the consideration relates specifically to our efforts to satisfy the performance obligation and depicts the amount to which we expect to be entitled. As such, consideration for energy is excluded from the amounts above as the variable consideration relates to the amount of energy delivered and reflects the value the Company expects to receive for the energy transferred. Estimates of revenue expected to be recognized in future periods also exclude unexercised customer options to purchase additional goods or services that do not represent material rights to the customer.

13. OTHER INCOME AND EXPENSE
Other income generally includes gains on asset sales and liability extinguishments, favorable judgments on contingencies, gains on contract terminations, allowance for funds used during construction and other income from miscellaneous transactions. Other expense generally includes losses on asset sales and dispositions, losses on legal contingencies, defined benefit plan non-service costs, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

		Three Months Ended March 31,
		2018	2017
Other Income	Legal settlements (1)	$—	$60
	Allowance for funds used during construction (US Utilities)	5	7
	Other	8	6
	Total other income	$13	$73

Other Expense	Loss on sale and disposal of assets	$2	$21
	Defined benefit plan non-service costs (2)	5	3
	Other	2	—
	Total other expense	$9	$24
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

(2)
As of January 1, 2018, the Company retrospectively adopted ASU 2017-07, Compensation —Retirement Benefits. As such, $3 million of non-service costs associated with defined benefit plans for the three months ended March 31, 2017 were reclassified from Cost of Sales to Other Expense.

14. ASSET IMPAIRMENT EXPENSE
There was no asset impairment expense for the three months ended March 31, 2018. The following table summarizes the asset impairment expense for the three months ended March 31, 2017:

(in millions)	Three Months Ended March 31, 2017
Kazakhstan CHPs	$94
DPL	66
Other	8
Total	$168
DPL — In March 2017, the Board of Directors of DPL approved the retirement of the DPL operated and co-owned Stuart coal-fired and diesel-fired generating units, and the Killen coal-fired generating unit and combustion turbine on or before June 1, 2018. The Company performed an impairment analysis and determined that the carrying amounts of the facilities were not recoverable. The Stuart and Killen asset groups were determined to have fair values of $3 million and $8 million, respectively, using the income approach. As a result, the Company recognized total asset impairment expense of $66 million. DPL is reported in the US and Utilities SBU reportable segment.
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
15. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three months ended March 31, 2018 and 2017 were 23% and 43%, respectively. The difference between the Company’s effective tax rates for the three months ended March 31, 2018 and 2017 and the U.S. statutory tax rates of 21% and 35%, respectively, primarily relates to U.S. taxes on foreign earnings, foreign tax rate differentials, and nondeductible expenses.
The Tax Cuts and Jobs Act (“The 2017 Act”) was enacted on December 22, 2017. The 2017 Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. We are applying the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) when accounting for the enactment-date effect of the 2017 Act. We recognized a reasonable estimate of the tax effects of the 2017 Act as of December 31, 2017. However, as of March 31, 2018, our accounting is not complete. We will continue to refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law. The changes could be material to income tax expense.
In the first quarter of 2018, the Company completed the sale of its entire 51% equity interest in Masinloc, resulting in pre-tax gain of approximately $777 million. The sale resulted in approximately $155 million of discrete tax expense in the U.S. under the new GILTI provision, which subjects the earnings of foreign subsidiaries to current U.S. taxation to the extent those earnings exceed an allowable return. See Note 17—Held-for-Sale Businesses and Dispositions for details of the sale.
16. DISCONTINUED OPERATIONS
Due to a portfolio evaluation in the first half of 2016, management decided to pursue a strategic shift of its distribution companies in Brazil, Sul and Eletropaulo, to reduce the Company's exposure to the Brazilian distribution market. The disposal of Sul was completed in October 2016.
Eletropaulo — In November 2017, Eletropaulo converted its preferred shares into ordinary shares and transitioned the listing of those shares into the Novo Mercado, which is a listing segment of the Brazilian stock exchange with the highest standards of corporate governance. Upon conversion of the preferred shares into ordinary shares, AES no longer controlled Eletropaulo, but maintained significant influence over the business. As a result, the Company deconsolidated Eletropaulo. After deconsolidation, the Company's 17% ownership interest was reflected as an equity method investment. The Company recorded an after-tax loss on deconsolidation of $611 million, which primarily consisted of $455 million related to cumulative translation losses and $243 million related to pension losses reclassified from AOCL.
In December 2017, all the remaining criteria were met for Eletropaulo to qualify as a discontinued operation. Therefore, its results of operations and financial position were reported as such in the consolidated financial statements for all periods presented. Prior to its classification as discontinued operations, Eletropaulo was reported in the South America SBU reportable segment.
The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations at March 31, 2018 and December 31, 2017:

(in millions)	March 31, 2018	December 31, 2017
Assets of discontinued operations and held-for-sale businesses:
Investments in and advances to affiliates (1)	$89	$86
Total assets of discontinued operations	$89	$86
Other assets of businesses classified as held-for-sale (2)	269	1,948
Total assets of discontinued operations and held-for-sale businesses	$358	$2,034
Liabilities of discontinued operations and held-for-sale businesses:
Other liabilities of businesses classified as held-for-sale (2)	63	1,033
Total liabilities of discontinued operations and held-for-sale businesses	$63	$1,033
 _____________________________

(1)	Represents the Company's 17% ownership interest in Eletropaulo.

(2)
Electrica Santiago was classified as held-for-sale as of March 31, 2018 and December 31, 2017, and the DPL Peaker Assets and Masinloc were classified as held-for-sale as of December 31, 2017. See Note 17—Held-for-Sale Businesses and Dispositions for further information.

Income from discontinued operations and cash flows from operating and investing activities of discontinued operations were immaterial for the three months ended March 31, 2018.
The following table summarizes the major line items constituting income from discontinued operations for the three months ended March 31, 2017 (in millions):

Income from discontinued operations, net of tax:	Three Months Ended March 31, 2017
Revenue — regulated	$919
Cost of sales	(874)
Other income and expense items that are not major	(42)
Income from discontinued operations	3
Less: Net income attributable to noncontrolling interests	(1)
Income from discontinued operations attributable to The AES Corporation	2
Income tax expense	(2)
Income from discontinued operations, net of tax	$—

The following table summarizes the operating and investing cash flows from discontinued operations for the three months ended March 31, 2017 (in millions):

Three Months Ended March 31, 2017
Cash flows provided by operating activities of discontinued operations	$168
Cash flows used in investing activities of discontinued operations	(127)
17. HELD-FOR-SALE BUSINESSES AND DISPOSITIONS
Held-for-Sale Businesses
Electrica Santiago — In December 2017, AES Gener entered into an agreement to sell Electrica Santiago, comprised of four gas and diesel-fired generation plants in Chile, for $300 million, subject to customary purchase price adjustments. The sale is expected to close during the first half of 2018, subject to conditions precedent in the agreement. As of March 31, 2018, Electrica Santiago was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. Electrica Santiago's carrying value at March 31, 2018 was $207 million. Electrica Santiago is reported in the South America SBU reportable segment. Pre-tax income attributable to AES was immaterial for the three months ended March 31, 2018 and 2017.
Dispositions
Masinloc — On March 20, 2018, the Company completed the sale of its entire 51% equity interest in Masinloc for cash proceeds of $1.05 billion, subject to customary post-closing adjustments, resulting in a pretax gain on sale of $777 million and U.S. tax expense of $155 million. Masinloc consisted of a coal-fired generation plant in operation, a coal-fired generation plant under construction, and an energy storage facility all located in the Philippines. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Masinloc was reported in the Eurasia SBU reportable segment.
DPL Peaker Assets — On March 27, 2018, DPL completed the sale of six of its combustion turbine and diesel-fired generation facilities and related assets ("DPL peaker assets") for total proceeds of $239 million, inclusive of estimated working capital and subject to customary post-closing adjustments, resulting in a loss on sale of $2 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to their sale, the DPL peaker assets were reported in the US and Utilities SBU reportable segment.
Beckjord Facility — On February 26, 2018, DPL transferred its interest in Beckjord, a coal-fired generation facility retired in 2014, including its obligations to remediate the facility and its site. The transfer resulted in cash expenditures of $15 million, inclusive of disposal charges, and a loss on disposal of $12 million. Prior to the transfer, Beckjord was reported in the US and Utilities SBU reportable segment.
Advancion Energy Storage — On January 1, 2018, the Company deconsolidated the AES Advancion energy storage development business and contributed it to the Fluence joint venture, resulting in a gain on sale of $23 million. See Note 6—Investments in and Advances to Affiliates for further discussion. Prior to the transfer, the AES Advancion energy storage development business was reported as part of Corp and Other.
Excluding any impairment charges or gain/loss on sale, pre-tax income attributable to AES of disposed businesses was as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Masinloc	$9	$23
DPL Peaker Assets	7	—
Total	$16	$23
18. ACQUISITIONS
Bauru Solar Complex — In September 2017, AES Tietê executed an investment agreement with Cobra do Brasil to provide approximately $140 million of non-convertible debentures in project financing for the construction of photovoltaic solar plants in Brazil. As of March 31, 2018, $78 million of non-convertible debentures have been executed and distributed to the project. Upon completion of the project, expected in the third quarter of 2018, and subject to the solar plants’ compliance with certain technical specifications defined in the agreement, Tietê expects to acquire the solar complex in exchange for the non-convertible debentures and an additional investment of approximately $55 million.
Alto Sertão II — In the first quarter of 2018, the Company finalized the purchase price allocation related to the acquisition of Alto Sertão II. There were no significant adjustments made to the preliminary purchase price allocation recorded in the third quarter of 2017 when the acquisition was completed. The assets acquired and liabilities assumed at the acquisition date were recorded at fair value, including a contingent liability for earn-out payments of $18 million, based on the final purchase price allocation at March 31, 2018. Subsequent changes to the fair value of the earn-out payments will be reflected in earnings.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income (loss) from continuing operations for the three months ended March 31, 2018 and 2017, where income or loss represents the numerator and weighted average shares represent the denominator.

Three Months Ended March 31,	2018			2017
(in millions, except per share data)	Income	Shares	$ per Share	Loss	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$685	661	$1.04	$(24)	659	$(0.04)
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	(0.01)	—	—	—
DILUTED EARNINGS PER SHARE	$685	663	$1.03	$(24)	659	$(0.04)
The calculation of diluted earnings per share excluded stock awards and convertible debentures which would be anti-dilutive. The calculation of diluted earnings per share excluded 6 million and 7 million stock awards outstanding for the three months ended March 31, 2018 and 2017, respectively, that could potentially dilute basic earnings per share in the future. Additionally, for the three months ended March 31, 2017, all 15 million convertible debentures were excluded from the earnings per share calculation. The Company redeemed all of its existing convertible debentures in June 2017.
For the three months ended March 31, 2017, the calculation of diluted earnings per share also excluded 4 million outstanding restricted stock units that could potentially dilute earnings per share in the future because their impact would be anti-dilutive given the loss from continuing operations. Had the Company generated income, 3 million potential shares of common stock related to the restricted stock units would have been included in diluted average shares outstanding.
20. RISKS AND UNCERTAINTIES
Alto Maipo — As discussed in Item 8—Financial Statements and Supplementary Data of the 2017 Form 10-K, Alto Maipo, a hydroelectric facility near Santiago Chile, has experienced construction difficulties which have resulted in increased projected costs over the original $2 billion budget. In May 2018, Alto Maipo and the project’s senior lenders signed all agreements related to the financial restructuring of the project, which will become effective upon the completion of customary conditions. If Alto Maipo is unable to meet certain construction milestones, there could be a material impact to the financing and value of the project. For additional information on risks regarding construction and development, refer to Item 1A.—Risk Factors—Our Business is Subject to Substantial Development Uncertainties of the 2017 Form 10-K.
The carrying value of the long-lived assets and deferred tax assets of Alto Maipo as of March 31, 2018 was approximately $1.5 billion and $55 million, respectively.
21. SUBSEQUENT EVENTS
Simple Energy — On April 9, 2018, the Company invested $34 million in Simple Energy, the leading provider of utility-branded marketplaces and omni-channel instant rebates. As the Company does not control Simple Energy, it will be accounted for as an equity method investment and will be reported in the US and Utilities SBU reportable segment.
Eletropaulo — On May 2, 2018, the Brazilian securities regulator, CVM, announced it will host a sales process, to be held on June 4, 2018, in which interested bidders will compete to purchase a controlling interest of Eletropaulo.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2017 Form 10-K.
FORWARD-LOOKING INFORMATION
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.
Overview of Our Business — We are a diversified power generation and utility company organized into the following four market-oriented SBUs: US and Utilities (United States, Puerto Rico and El Salvador); South America (Chile, Colombia, Argentina and Brazil); MCAC (Mexico, Central America and the Caribbean); and Eurasia (Europe and Asia). During the first quarter of 2018, the Andes and Brazil SBUs were merged in order to leverage scale and are now reported together as part of the South America SBU. Further, Puerto Rico and El Salvador businesses, formerly part of the MCAC SBU, were combined with the US SBU, which is now reported as the US and Utilities SBU. For additional information regarding our business, see Item 1.—Business of our 2017 Form 10-K.
Within our four SBUs, we have two lines of business. The first business line is generation, where we own and/or operate power plants to generate and sell power to customers such as utilities, industrial users and other intermediaries. The second business line is utilities, where we own and/or operate utilities to generate or purchase, distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial and governmental sectors within a defined service area. In certain circumstances, our utilities also generate and sell electricity on the wholesale market.

Executive Summary
Compared with last year, the results for the three months ended March 31, 2018 reflect higher margins primarily due to higher regulated tariffs in Argentina resulting from market reforms enacted in 2017, increased contract prices in Chile, increased regulated rates at DPL, lower maintenance expense at our US and Utilities and MCAC SBUs, and increased contracted energy sales and availability at our MCAC SBU.

Overview of Q1 2018 Results and Strategic Performance
Strategic Priorities — We continue to advance our transformation.

Improving Risk Profile
●	Closed sale of Philippines businesses at an attractive valuation
●	Allocated $1 billion to prepay Parent debt and strengthen credit ratings
○ Upgraded by S&P to BB+ and outlook revised by Moody’s to Ba2 Positive
●	AES Gener restructured the 531 MW Alto Maipo hydroelectric project under construction in Chile

Efficiency
●	Implemented $100 million cost savings program

Profitable Growth
●	Completed 671 MW Eagle Valley CCGT in Indiana and 3.8 GW under construction on schedule to come on-line through 2020
●	Year-to-date, signed PPAs for 838 MW of renewables expected to begin construction later this year
○ sPower signed a 15-year PPA with Microsoft for 315 MW of solar in Virginia and a 30-year PPA for 220 MW of wind in South Dakota
○ AES Distributed Energy signed PPAs of 17-25 years for 120 MW of solar in New York, Massachusetts and Rhode Island
○ AES Argentina agreed to acquire the 100 MW Energetica wind development project in Argentina with a 20-year, U.S. Dollar-denominated PPA for the majority of its capacity
■ AES Argentina will use local debt capacity to fund the project

Q1 2018 Strategic Performance
Earnings Per Share Results in Q1 2018 (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Diluted earnings (loss) per share from continuing operations	$1.03	$(0.04)	$1.07	NM
Adjusted EPS (a non-GAAP measure) (1)	0.28	0.17	0.11	65%
_____________________________

(1)	See Item 2.—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
Three Months Ended March 31, 2018
Diluted earnings per share from continuing operations increased $1.07 to $1.03 primarily due to the gain on the sale of Masinloc, prior year impairments at the Kazakhstan CHPs and DP&L, and higher margins at our US and Utilities and South America SBUs. These increases were partially offset by the current year loss and prior year gain on extinguishment of debt, and the prior year favorable impact of a legal settlement at Uruguaiana.
Adjusted EPS, a non-GAAP measure, increased $0.11, or 65%, to $0.28, primarily driven by higher margins at our US and Utilities and South America SBUs and lower effective tax rate, which was partially offset by the prior year favorable impact of a legal settlement at Uruguaiana.

Review of Consolidated Results of Operations (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2018	2017	$ change	% change
Revenue:
US and Utilities SBU	$1,027	$1,047	$(20)	-2%
South America SBU	895	747	148	20%
MCAC SBU	408	348	60	17%
Eurasia SBU	419	429	(10)	-2%
Corporate and Other	9	14	(5)	-36%
Intersegment eliminations	(18)	(4)	(14)	NM
Total Revenue	2,740	2,581	159	6%
Operating Margin:
US and Utilities SBU	191	145	46	32%
South America SBU	255	214	41	19%
MCAC SBU	103	79	24	30%
Eurasia SBU	89	120	(31)	-26%
Corporate and Other	22	1	21	NM
Intersegment eliminations	(4)	(2)	(2)	-100%
Total Operating Margin	656	557	99	18%
General and administrative expenses	(56)	(54)	(2)	4%
Interest expense	(281)	(287)	6	-2%
Interest income	76	63	13	21%
Gain (loss) on extinguishment of debt	(170)	17	(187)	NM
Other expense	(9)	(24)	15	-63%
Other income	13	73	(60)	-82%
Gain on disposal and sale of businesses	788	—	788	NM
Asset impairment expense	—	(168)	168	-100%
Foreign currency transaction losses	(19)	(20)	1	-5%
Income tax expense	(231)	(67)	(164)	NM
Net equity in earnings of affiliates	11	7	4	57%
INCOME FROM CONTINUING OPERATIONS	778	97	681	NM
Income (loss) from operations of discontinued businesses, net of income tax expense of $0 and $2, respectively	(1)	1	(2)	NM
NET INCOME	777	98	679	NM
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(93)	(122)	29	-24%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$684	$(24)	$708	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$685	$(24)	$709	NM
Loss from discontinued operations, net of tax	(1)	—	(1)	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$684	$(24)	$708	NM
Net cash provided by operating activities	$515	$708	$(193)	-27%
DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.12	$0.01	8%
Components of Revenue, Cost of Sales, and Operating Margin — Revenue includes revenue earned from the sale of energy from our utilities and the production and sale of energy from our generation plants, which are classified as regulated and non-regulated, respectively, on the Condensed Consolidated Statements of Operations. Revenue also includes the gains or losses on derivatives associated with the sale of electricity.
Cost of sales includes costs incurred directly by the businesses in the ordinary course of business. Examples include electricity and fuel purchases, operations and maintenance costs, depreciation and amortization expenses, bad debt expense and recoveries, and general administrative and support costs (including employee-related costs directly associated with the operations of the business). Cost of sales also includes the gains or losses on derivatives (including embedded derivatives other than foreign currency embedded derivatives) associated with the purchase of electricity or fuel.
Operating margin is defined as revenue less cost of sales.

Consolidated Revenue and Operating Margin
(in millions)
Three months ended March 31, 2018
Consolidated Revenue — Revenue increased $159 million, or 6%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase was driven by:

•	The favorable FX impact of $27 million, primarily driven by Eurasia due to appreciation of the Euro and British pound against USD.
Excluding the FX impact mentioned above:

•	$149 million in South America primarily due to higher capacity prices at AES Argentina and Termoandes resulting from market reforms enacted in 2017 as well as higher contract prices in Chile;

•
$59 million in MCAC primarily due to higher pass-through fuel prices in Mexico as well as higher contracted energy sales resulting from the commencement of the combined cycle operations at Los Mina in June 2017.

These positive impacts were partially offset by a decrease of $37 million in Eurasia mainly due to sale of the CHPs and the expiration of the hydro concessions in Kazakhstan in 2017 and the impact of adopting the new revenue recognition standard, and by a decrease of $21 million in US and Utilities mainly due to lower revenues from asset sales at DPL.
Consolidated Operating Margin — Operating margin increased $99 million, or 18%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase was driven by:

•	The favorable impact of FX of $7 million, primarily driven by Eurasia.
Excluding the FX impact mentioned above:

•
$46 million in US and Utilities primarily due to higher regulated rates approved in November 2017, lower maintenance costs from asset sales and expected plant closures at DPL and outages in 2017 in Puerto Rico;

•	$42 million in South America mostly due to drivers discussed above; and

•	$24 million in MCAC mostly due to the drivers discussed above and improved hydrology in Panama.
These positive impacts were partially offset by a decrease of $38 million in Eurasia due to the drivers discussed above, and the unfavorable impact of MTM derivative adjustments at Kilroot.
See Item 2.—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $2 million, or 4%, to $56 million for the three months ended March 31, 2018, compared to $54 million for the three months ended March 31, 2017, primarily due to increased business development expenses.

Interest expense
Interest expense decreased $6 million, or 2%, to $281 million for the three months ended March 31, 2018, compared to $287 million for the three months ended March 31, 2017, primarily due to favorable impacts from interest rate swaps at Alto Maipo, partially offset by the assumption of debt at Tietê for the acquisition of Alto Sertão in August 2017.
Interest income
Interest income increased $13 million, or 21%, to $76 million for the three months ended March 31, 2018, compared to $63 million for the three months ended March 31, 2017, primarily due to the higher financing component of contract consideration as a result of adoption of the new revenue recognition standard.
Gain (loss) on extinguishment of debt
Loss on extinguishment of debt increased $187 million to $170 million for the three months ended March 31, 2018, compared to a gain of $17 million for the three months ended March 31, 2017. This increase was primarily due to losses at the Parent Company of $169 million resulting from the redemption of senior notes in 2018 as compared to a gain on early retirement of debt at AES Argentina of $65 million in 2017. The increase was partially offset by a loss of $47 million redemption of two senior unsecured notes in 2017.
See Note 7—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income decreased $60 million, or 82%, to $13 million for the three months ended March 31, 2018, compared to $73 million for the three months ended March 31, 2017. This decrease was primarily due to the 2017 favorable settlement of legal proceedings at Uruguaiana related to YPF's breach of the parties’ gas supply agreement.
Other expense decreased $15 million, or 63%, to $9 million for the three months ended March 31, 2018, compared to $24 million for the three months ended March 31, 2017. This decrease was primarily due to the loss on disposal of assets at DPL as a result of the decision made in 2017 to close the coal-fired and diesel-fired generating units at Stuart and Killen on or before June 1, 2018.
See Note 13—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain on disposal and sale of businesses
Gain on disposal and sale of businesses was $788 million for the three months ended March 31, 2018, primarily due to the $777 million gain on sale of Masinloc.
There was no gain on disposal and sale of businesses for the three months ended March 31, 2017.
See Note 17—Held-for-Sale Businesses and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
There were no asset impairments for the three months ended March 31, 2018.
Asset impairment expense was $168 million for the three months ended March 31, 2017 primarily due to impairments recognized at Kazakhstan due to the classification of the CHPs as held-for-sale and at DPL as a result of the decision to close the coal-fired and diesel-fired generating units at Stuart and Killen on or before June 1, 2018.
See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.

Foreign currency transaction losses

	Three Months Ended March 31,
(in millions)	2018	2017
Corporate	$7	$(14)
Argentina	(13)	(8)
Colombia	(8)	1
Other	(5)	1
Total (1)	$(19)	$(20)
___________________________________________

(1)	Foreign currency derivative contracts had losses of $13 million and $33 million for the three months ended March 31, 2018 and 2017, respectively.
The Company recognized net foreign currency transaction losses of $19 million for the three months ended March 31, 2018, primarily due to the devaluation of the Argentine peso, losses on derivatives related to Argentina government receivables, and mark-to-market losses on foreign currency derivatives in Colombia. These losses were partially offset by gains at the Parent Company on intercompany receivables denominated in the appreciating Euro and British Pound.
The Company recognized net foreign currency transaction losses of $20 million for the three months ended March 31, 2017, primarily at the Parent Company due to losses on foreign currency forwards and options related to the Brazilian Real.
Income tax expense
Income tax expense increased $164 million to $231 million for the three months ended March 31, 2018, compared to $67 million for the three months ended March 31, 2017. The Company’s effective tax rates were 23% and 43% for the three months ended March 31, 2018 and 2017, respectively. This net decrease was primarily due to the impact of the sale of the Company’s entire 51% equity interest in Masinloc. See Note 17—Held-for-Sale Businesses and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for details of the sale.
Our effective tax rate reflects the tax effect of significant operations outside the U.S. which are generally taxed at rates different than the U.S. statutory rate of 21% and a greater proportion of our foreign earnings may be subject to current U.S. taxation under the new tax rules enacted in the fourth quarter of 2017. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.
Net equity in earnings of affiliates
Net equity in earnings of affiliates increased $4 million, or 57%, to $11 million for the three months ended March 31, 2018, compared to $7 million for the three months ended March 31, 2017. This increase was primarily due to earnings at sPower, which was purchased in the third quarter of 2017, partially offset by losses at Fluence, which was formed in the first quarter of 2018.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $29 million, or 24%, to $93 million for the three months ended March 31, 2018, compared to $122 million for the three months ended March 31, 2017. This decrease was primarily due to:

•	Prior year favorable impact of a legal settlement at Uruguaiana; and

•	Lower earnings at Tietê primarily due to higher fixed costs, depreciation and amortization, and interest expense due to the assumption of debt for the acquisition of Alto Sertão in August 2017.
These decreases were offset by:

•
Higher earnings in Vietnam due to the adoption of the new revenue recognition standard (See Note 1—Financial Statement Presentation included in Item 1.—Financial Statements of this Form 10-Q for further information).

Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation increased $708 million to $684 million for the three months ended March 31, 2018, compared to a net loss attributable to The AES Corporation of $24 million for the three months ended March 31, 2017. This increase was primarily due to:

•	Current year gain on sale of Masinloc, net of tax;

•	Prior year asset impairments at Kazakhstan CHPs and DP&L; and

•	Higher margins at our US and Utilities and South America SBUs in the current year.
These increases were partially offset by:

•	Current year loss on extinguishment of debt at the Parent Company;

•	Prior year gain on extinguishment of debt in Argentina; and

•	Prior year favorable impact of a legal settlement at Uruguaiana.
SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC, and Adjusted EPS are non-GAAP supplemental measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts and lenders. The Adjusted Operating Margin and Adjusted PTC by SBU for the three months ended March 31, 2018 and March 31, 2017, are shown below.
For the year beginning January 1, 2018, the Company changed the definition of Adjusted PTC and Adjusted EPS to exclude unrealized gains or losses from equity securities resulting from a newly effective accounting standard. We believe excluding these gains or losses provides a more accurate picture of continuing operations. Factors in this determination include the variability due to unrealized gains or losses related to equity securities remeasurement.
In addition, for the year beginning January 1, 2018, the Company will no longer disclose Consolidated Free Cash Flow, as the Company believes this metric does not accurately reflect the Company's ownership interests in the underlying businesses given the high level of cash flow attributable to noncontrolling interests.
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
The GAAP measure most comparable to Adjusted Operating Margin is Operating Margin. We believe that Adjusted Operating Margin better reflects the underlying business performance of the Company. Factors in this determination include the impact of NCI, where AES consolidates the results of a subsidiary that is not wholly owned by the Company, as well as the variability due to unrealized gains or losses related to derivative transactions and strategic decisions to dispose of or acquire business interests. Adjusted Operating Margin should not be construed as an alternative to Operating Margin, which is determined in accordance with GAAP.

Reconciliation of Adjusted Operating Margin (in millions)	Three Months Ended March 31,
	2018	2017
Operating Margin	$656	$557
Noncontrolling interests adjustment	(176)	(168)
Unrealized derivative losses (gains)	10	(2)
Disposition/acquisition losses	9	3
Restructuring costs	3	—
Total Adjusted Operating Margin	$502	$390

Adjusted PTC
We define Adjusted PTC as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses and associated benefits and costs due to dispositions and acquisitions of business interests, including early plant closures; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.
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
The GAAP measure most comparable to Adjusted PTC is income from continuing operations attributable to The AES Corporation. We believe that Adjusted PTC better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions or equity securities, unrealized foreign currency gains or losses, losses due to impairments and strategic decisions to dispose of or acquire business interests, retire debt or implement restructuring initiatives, which affect results in a given period or periods. In addition, earnings before tax represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Additionally, given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company’s results.
Adjusted PTC should not be construed as an alternative to income from continuing operations attributable to The AES Corporation, which is determined in accordance with GAAP.

Reconciliation of Adjusted PTC (in millions)	Three Months Ended March 31,
	2018	2017
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$685	$(24)
Income tax expense attributable to The AES Corporation	198	20
Pretax contribution	883	(4)
Unrealized derivative and equity securities losses (gains)	12	(1)
Unrealized foreign currency gains	(3)	(9)
Disposition/acquisition losses (gains)	(778)	52
Impairment expense	—	168
Losses (gains) on extinguishment of debt	171	(16)
Restructuring costs (1)	3	—
Total Adjusted PTC	$288	$190
_____________________________

(1)	In February 2018, the Company announced a reorganization as a part of its ongoing strategy to simplify its portfolio, optimize its cost structure and reduce its carbon intensity.

Adjusted EPS
We define Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains or losses and associated benefits and costs due to dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation; and (g) tax benefit or expense related to the enactment effects of 2017 U.S. tax law reform.
The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. We believe that Adjusted EPS better reflects the underlying business performance of the Company and is considered in the Company’s internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions or equity securities, unrealized foreign currency gains or losses, losses due to impairments and strategic decisions to dispose of or acquire business interests, retire debt or implement restructuring activities, which affect results in a given period or periods. Adjusted EPS should not be construed as an alternative to diluted earnings per share from continuing operations, which is determined in accordance with GAAP.

Reconciliation of Adjusted EPS	Three Months Ended March 31,
	2018		2017
Diluted earnings (loss) per share from continuing operations	$1.03		$(0.04)	(1)
Unrealized derivative and equity securities losses (gains)	0.02		—
Unrealized foreign currency gains	—		(0.01)
Disposition/acquisition losses (gains)	(1.17)	(2)	0.08	(3)
Impairment expense	—		0.25	(4)
Losses (gains) on extinguishment of debt	0.26	(5)	(0.02)	(6)
Less: Net income tax expense (benefit)	0.14	(7)	(0.09)	(8)
Adjusted EPS	$0.28		$0.17
_____________________________

(1)
Diluted loss per share under GAAP excludes common stock equivalents from the weighted average shares outstanding of 659 million as their inclusion would be anti-dilutive. However, for the calculation of Adjusted EPS, 3 million of dilutive common stock equivalents were included in the weighted average shares outstanding of 662 million.

(2)	Amount primarily relates to gain on sale of Masinloc of $777 million, or $1.17 per share.

(3)
Amount primarily relates to realized derivative losses associated with the sale of Sul of $38 million, or $0.06 per share; costs associated with early plant closures at DPL of $20 million, or $0.03 per share; partially offset by interest earned on Sul sale proceeds prior to repatriation of $6 million, or $0.01 per share.

(4)	Amount primarily relates to asset impairments at Kazakhstan of $94 million, or $0.14 per share and at DPL of $66 million, or $0.10 per share.

(5)	Amount primarily relates to loss on early retirement of debt at the Parent Company of $169 million, or $0.26 per share.

(6)
Amount primarily relates to gain on early retirement of debt at Alicura of $65 million, or $0.10 per share, partially offset by the loss on early retirement of debt at the Parent Company of $47 million, or $0.07 per share.

(7)
Amount primarily relates to the income tax expense under the GILTI provision associated with gain on sale of Masinloc of $155 million, or $0.23 per share, partially offset by income tax benefits associated with the loss on early retirement of debt at the Parent Company of $53 million, or $0.08 per share.

(8)	Amount primarily relates to the income tax benefits associated with asset impairments of $51 million, or $0.08 per share and dispositions of $16 million, or $0.02 per share.

US AND UTILITIES SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Operating Margin	$191	$145	$46	32%
Adjusted Operating Margin (1)	180	131	49	37%
Adjusted PTC (1)	120	61	59	97%
_____________________________

(1)	Adjusted for the impact of NCI. See Item 1.—Business included in our 2017 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended March 31, 2018 increased by $46 million, or 32%, which was driven primarily by the following (in millions):

Lower generating facility maintenance expense primarily due to plant sales and expected plant closures at DPL	$16
Higher regulated rates at DPL following the approval of the 2017 ESP	10
Lower expenses in Puerto Rico mainly due to a non-routine coastal maintenance executed in 2017	10
Increase at Hawaii primarily due to higher availability and decreased maintenance expense related to outages in 2017, partially offset by unrealized losses on coal derivatives	7
Other	3
Total US and Utilities SBU Operating Margin Increase	$46
Adjusted Operating Margin increased by $49 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased by $59 million, driven by the $49 million increase in Adjusted Operating Margin described above as well as the HLBV allocation of noncontrolling interest earnings at Buffalo Gap and an increase in insurance recoveries at DPL.
SOUTH AMERICA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Operating Margin	$255	$214	$41	19%
Adjusted Operating Margin (1)	155	112	43	38%
Adjusted PTC (1)	136	127	9	7%
_____________________________

(1)	Adjusted for the impact of NCI. See Item 1.—Business included in our 2017 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended March 31, 2018 increased by $41 million, or 19%, which was driven primarily by the following (in millions):

Increases at AES Argentina and Termoandes primarily due to higher regulated tariffs resulting from market reforms enacted in 2017	$30
Increases in Chile and Colombia mainly related to higher contract prices	16
Other	(5)
Total South America SBU Operating Margin Increase	$41
Adjusted Operating Margin increased by $43 million due to the drivers above, adjusted for NCI and excluding restructuring charges.
Adjusted PTC increased by $9 million, mainly driven by the increase in Adjusted Operating Margin described above, partially offset by a $28 million decrease associated with a gain recognized in prior year from the settlement of a legal dispute with YPF at Uruguaiana.

MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Operating Margin	$103	$79	$24	30%
Adjusted Operating Margin (1)	74	63	11	17%
Adjusted PTC (1)	53	46	7	15%
_____________________________

(1)	Adjusted for the impact of NCI. See Item 1.—Business included in our 2017 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended March 31, 2018 increased by $24 million, or 30%, which was driven primarily by the following (in millions):

Higher availability driven by improved hydrology in Panama and lower forced maintenance outages in Dominican Republic	$18
Higher contracted energy sales in Dominican Republic mainly driven by the commencement of operations at the Los Mina combined cycle facility in June 2017	$12
Other	(6)
Total MCAC SBU Operating Margin Increase	$24
Adjusted Operating Margin increased by $11 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased by $7 million, mainly driven by the increase of $11 million in Adjusted Operating Margin as described above.
EURASIA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Operating Margin	$89	$120	$(31)	-26%
Adjusted Operating Margin (1)	78	86	(8)	-9%
Adjusted PTC (1)	83	77	6	8%
_____________________________

(1)	Adjusted for the impact of NCI. See Item 1.—Business included in our 2017 Form 10-K for the respective ownership interest for key businesses.
Including favorable FX impacts of $7 million, Operating Margin for the three months ended March 31, 2018 decreased by $31 million, or 26%, which was driven primarily by the following (in millions):

Sale of the Kazakhstan CHPs and the expiration of hydro concession in 2017	$(15)
Lower energy and capacity sales and higher purchased replacement power due to decreased availability in the Philippines	(15)
Unfavorable MTM valuation of commodity swaps in Kilroot	(8)
Higher electricity prices in the United Kingdom	11
Other	(4)
Total Eurasia SBU Operating Margin Decrease	$(31)
Adjusted Operating Margin decreased by $8 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives and costs due to dispositions of business interests, including early plant closures.
Adjusted PTC increased by $6 million, mainly driven by the positive impact in Vietnam due to increased interest income from the higher financing component of contract consideration as a result of adoption of the new revenue recognition standard in 2018, offset by the decrease in Adjusted Operating Margin discussed above.
Key Trends and Uncertainties
During the remainder of 2018 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation, and cash flows. We continue to monitor our operations and address challenges as they arise.

Alto Maipo
As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2017 Form 10-K, Alto Maipo has experienced construction difficulties which have resulted in increased projected costs over the original $2 billion budget. Alto Maipo’s construction debt remains in technical default resulting from the termination of the contract with Constructora Nuevo Maipo (“CNM”) in May 2017. Alto Maipo’s construction debt of $629 million and derivative liabilities of $116 million are presented as current as of March 31, 2018.
Construction at the project is continuing, and the project is over 64% complete. In February 2018, Alto Maipo entered into a new construction contract with Strabag, subject to the completion of the financial restructuring with the project lenders.  The new contract is fixed-price and lump sum, transfers geological and construction risk to Strabag and provides a date certain for completion with strong performance and completion guarantees.
In May 2018, Alto Maipo and the project’s senior lenders signed all agreements related to the financial restructuring of the project, which will become effective upon the completion of customary conditions. The restructuring, among other things, includes additional funding commitments of up to $400 million by AES Gener, of which $200 million will be contributed and matched by an equal contribution of debt by the project lenders and another $200 million will be contributed by AES Gener towards the completion of the project, once the lenders have disbursed $688 million of their commitments and only to the extent needed to fund project costs. Any unused portion of AES Gener’s commitment will be used to prepay project debt. If remaining customary conditions are not met, there is a risk these lenders may seek to exercise remedies available as a result of the default noted above, or Alto Maipo may not be able to meet its contractual or other obligations and may be unable to continue with the project. If any of the above occur, there could be a material impairment for the Company.
The carrying value of long-lived assets and deferred tax assets of Alto Maipo as of March 31, 2018 was approximately $1.5 billion and $55 million, respectively. Management believes the carrying value of the long-lived asset group is recoverable and was not impaired as of March 31, 2018. In addition, management believes it is more likely than not the deferred tax assets will be realized; however, they could be reduced if estimates of future taxable income are decreased.
Macroeconomic and Political
During the past few years, economic conditions in some countries where our subsidiaries conduct business have destabilized. Changes in global economic conditions could have an adverse impact on our businesses in the event these recent trends continue.
Puerto Rico — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2017 Form 10-K, our subsidiaries in Puerto Rico have long-term PPAs with state-owned PREPA, which has been facing economic challenges that could impact the Company.
AES Puerto Rico and AES Ilumina’s non-recourse debt of $334 million and $35 million, respectively, continue in default and are classified as current as of March 31, 2018 as a result of PREPA´s bankruptcy filing in July 2017. In November 2017, AES Puerto Rico signed a Forbearance and Standstill Agreement with its lenders to prevent the lenders from taking any action against the Company due to the default events which expired on March 22, 2018. After making payments of all outstanding overdue principal amounts, the Company is in compliance with its debt payment obligations as of March 31, 2018.
Regarding the impacts of Hurricanes Irma and Maria in September 2017, as discussed in 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2017 Form 10-K, AES Puerto Rico has resumed generation during the first quarter of 2018 and continues to be the lowest cost and EPA compliant energy provider in Puerto Rico and a critical supplier to PREPA.
The Company's receivable balances in Puerto Rico as of March 31, 2018 totaled $81 million, of which $3 million was overdue. Despite the disruption caused by the hurricanes and the Title III protection, PREPA has been making payments to the generators. In the first quarter of 2018, AES Puerto Rico has been able to collect $62 million of amounts due as of December 31, 2017.
Considering the information available as of the filing date, Management believes the carrying amount of our assets in Puerto Rico of $614 million is recoverable and no reserve on the receivables is necessary as of March 31, 2018.

Regulatory
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
Impairments
Long-lived Assets — Events or changes in circumstances that may necessitate recoverability tests and potential impairments of long-lived assets may include, but are not limited to, adverse changes in the regulatory environment, unfavorable changes in power prices or fuel costs, increased competition due to additional capacity in the grid, technological advancements, declining trends in demand, or an expectation it is more likely than not the asset will be disposed of before the end of its estimated useful life.
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion byproducts) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our businesses are subject to stringent environmental laws and regulations; Our businesses are subject to enforcement initiatives from environmental regulatory agencies; and Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas, or GHG, emissions and the potential risks associated with climate change and are taking actions which could have a material adverse impact on our consolidated results of operations, financial condition and cash flows included in the 2017 Form 10-K.
Capital Resources and Liquidity
Overview — As of March 31, 2018, the Company had unrestricted cash and cash equivalents of $1.2 billion, of which $76 million was held at the Parent Company and qualified holding companies. The Company also had $617 million in short-term investments, held primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $956 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.6 billion and $4.1 billion, respectively.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to indebtedness under its $520 million outstanding secured term loan due 2022 and drawings of $257 million under its senior secured credit facility. On a consolidated basis, of the Company’s $19.7 billion of total debt outstanding as of March 31, 2018, approximately $2.4 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $790 million of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At March 31, 2018, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $822 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At March 31, 2018, we had $52 million in letters of credit outstanding provided under our unsecured credit facility and $36 million in letters of credit outstanding provided under our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended March 31, 2018, the Company paid letter of credit fees ranging from 1.33% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables — As of March 31, 2018, the Company had approximately $186 million of accounts receivable classified as Noncurrent assets—other, primarily related to certain of its generation businesses in

Argentina, the United States, and Brazil. These noncurrent receivables mostly consist of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2019, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—Argentina—Regulatory Framework included in our 2017 Form 10-K for further information.
As of March 31, 2018, the Company had approximately $1.5 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25 year term of the plant’s PPA. See Note 12—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three month periods (in millions):

	Three Months Ended March 31,
Cash flows provided by (used in):	2018	2017	$ Change
Operating activities	$515	$708	$(193)
Investing activities	416	(317)	733
Financing activities	(630)	(79)	(551)
Operating Activities
The following table summarizes the key components of our consolidated operating cash flows (in millions):

	Three Months Ended March 31,
	2018	2017	$ Change
Net income	$777	$98	$679
Depreciation and amortization	254	291	(37)
Gain on disposal and sale of businesses	(788)	—	(788)
Impairment expenses	—	168	(168)
Deferred income taxes	180	(6)	186
Loss (gain) on extinguishment of debt	170	(17)	187
Other adjustments to net income	74	72	2
Non-cash adjustments to net income (loss)	(110)	508	(618)
Net income, adjusted for non-cash items	$667	$606	$61
Changes in working capital (1)	$(152)	$102	$(254)
Net cash provided by operating activities (2)	$515	$708	$(193)
_____________________________

(1)	Refer to the table below for explanations of the variance in working capital, which are defined as changes in operating assets and liabilities on the Condensed Consolidated Statements of Cash Flows.

(2)	Amounts included in the table above include the results of discontinued operations, where applicable.
Cash provided by operating activities decreased by $193 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily driven by increased working capital requirements of $254 million, which was partially offset by an increase in Net income, adjusted for non-cash items of $61 million.
The increase in working capital requirements of $254 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily driven by:

Increases in:
Prepaid expenses and other current assets
Accounts receivable, primarily due to the timing of collections at DPL, AES Argentina, Angamos, El Salvador, and Mexico	$(89)
Prepaid expenses and other current assets, primarily due to the deconsolidation of Eletropaulo	(144)
Decreases in:
Income taxes payable, net, primarily due to the deconsolidation of Eletropaulo	(38)
Other assets, primarily due to increased collections from CAMMESSA at AES Argentina	62
Other liabilities, primarily due to the deconsolidation of Eletropaulo, and higher pension contributions at IPALCO	(44)
Other	(1)
Total decrease in cash from changes in working capital	$(254)

Investing Activities
Net cash provided by investing activities increased by $733 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, which was primarily driven by (in millions):

Decreases in:
Cash resulting from net purchases and sales of short-term investments	$(387)
Increases In:
Capital expenditures (1)	(21)
Proceeds from the sales of businesses, net of cash and restricted cash sold, primarily due to the sales of Masinloc and the DPL Peaker assets	1,176
Other investing activities	(35)
Total increase in net cash provided by investing activities	$733
_____________________________

(1)	Refer to the tables below for a breakout of capital expenditures by type and primary business driver.
Capital Expenditures
The following table summarizes the Company's capital expenditures for growth investments, maintenance, and environmental reported in investing cash activities for the periods indicated (in millions):

	Three Months Ended March 31,
	2018	2017	$ Change
Growth Investments	$398	$304	$94
Maintenance	88	146	(58)
Environmental	9	24	(15)
Total capital expenditures	$495	$474	$21
Cash used for capital expenditures increased by $21 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, which was primarily driven by (in millions):

Increases in:
Growth expenditures at the US and Utilities SBU, primarily due to increased spending for the Southland re-powering project	$194
Decreases in:
Growth expenditures at the South America SBU, primarily in Brazil due to the deconsolidation of Eletropaulo and at Alto Maipo as a result of the Strabag agreement for construction financing	(87)
Maintenance and environmental expenditures at the South America SBU, primarily due to the deconsolidation of Eletropaulo	(53)
Other capital expenditures	(33)
Total increase in net cash used for capital expenditures	$21
Financing Activities
Net cash used in financing activities increased $551 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, which was primarily driven by (in millions):

Increases in:
Net repayments of recourse debt at the Parent Company	$(433)
Net repayments of revolving credit facilities, primarily at the Parent Company	(43)
Net repayments of non-recourse debt, primarily from higher repayments at DPL and Maritza and lower net borrowing at AES Argentina, partially offset by increased net borrowing at Southland and Tietê and lower repayments at Gener (1)	(27)
Payments for financed capital expenditures, primarily at Alto Maipo as a result of the Strabag agreement for construction financing	(63)
Other financing activities	15
Total increase in net cash used in financing activities	$(551)
_____________________________

(1)	See Note 7—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant non-recourse debt transactions.
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

	March 31, 2018	December 31, 2017
Consolidated cash and cash equivalents	$1,212	$949
Less: Cash and cash equivalents at subsidiaries	(1,136)	(938)
Parent Company and qualified holding companies’ cash and cash equivalents	76	11
Commitments under Parent Company credit facilities	1,100	1,100
Less: Letters of credit under the credit facilities	(36)	(35)
Less: Borrowings under the credit facilities	(257)	(207)
Borrowings available under Parent Company credit facilities	807	858
Total Parent Company Liquidity	$883	$869
The Company paid dividends of $0.13 per share to its common stockholders during the first quarter of 2018 for dividends declared in December 2017. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4.1 billion and $4.6 billion as of March 31, 2018 and December 31, 2017, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2017 Form 10-K for additional detail.
While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our senior secured credit facility. See Item 1A.—Risk Factors—The AES Corporation is a holding company and its ability to make payments on its outstanding indebtedness, including its public debt securities, is dependent upon the receipt of funds from its subsidiaries by way of dividends, fees, interest, loans or otherwise of the Company’s 2017 Form 10-K for additional information.
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for — among other items — limitations on other indebtedness; liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of March 31, 2018, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2.0 billion. The portion of current debt related to such defaults was $998 million at March 31, 2018, all of which was non-recourse debt related to three subsidiaries — Alto Maipo, AES Puerto Rico, and AES Ilumina. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’ corporate debt agreements as of March 31, 2018, in order for such defaults to trigger an event of default or permit acceleration under AES’ indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of March 31, 2018, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
Revenue Recognition — We recognize revenue to depict the transfer of energy, capacity, and other services to customers in an amount that reflects the consideration to which we expect to be entitled. In applying the revenue model, we determine whether the sale of energy, capacity, and other services represent a single performance obligation based on the individual market and terms of the contract. Generally, the promise to transfer energy and capacity represent a performance obligation that is satisfied over time and meets the criteria to be accounted for as a series of distinct goods or services. Progress toward satisfaction of a performance obligation is measured using output methods, such as MWhs delivered or MWs made available, and when we are entitled to consideration in an amount that corresponds directly to the value of our performance completed to date, we recognize revenue in the amount to which we have the right to invoice. For further information regarding the nature of our revenue streams and our critical accounting policies affecting revenue recognition, see Note 12—Revenue included in Item 1.—Financial Statements of this Form 10-Q.
The Company’s other significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2017 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2018.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview Regarding Market Risks — Our businesses are exposed to and proactively manage market risk. Our primary market risk exposure is to the price of commodities, particularly electricity, oil, natural gas, coal and environmental credits. In addition, our businesses are exposed to lower electricity prices due to increased competition, including from renewable sources such as wind and solar, as a result of lower costs of entry and lower variable costs. We operate in multiple countries and as such, are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, USD, and currencies of the countries in which we operate. We are also exposed to interest rate fluctuations due to our issuance of debt and related financial instruments.
The disclosures presented in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations; Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the electricity markets, which could have a material adverse effect on our financial performance; and We may not be adequately hedged against our exposure to changes in commodity prices or interest rates of the 2017 Form 10-K.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2018, we project pre-tax earnings exposure on a 10% move in commodity prices would be approximately $5 million for U.S. power (DPL), $5 million for natural gas, $5 million for oil, and less than $5 million for coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the US and Utilities SBU, the generation businesses are largely contracted but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. IPL primarily generates energy to meet its retail customer demand however it opportunistically sells surplus economic energy into wholesale markets at market prices. Additionally, at DPL, competitive retail markets permit our customers to select alternative energy suppliers or elect to remain in aggregated customer pools for which energy is supplied by third party suppliers through a competitive auction process. DPL participates in these auctions held by other utilities and sells the remainder of its economic energy into the wholesale market. Given that natural gas-fired generators generally get energy prices for many markets, higher natural gas prices tend to expand our coal fixed margins. Our non-contracted generation margins are impacted by many factors, including the growth in natural gas-fired generation plants, new energy supply from renewable sources, and increasing energy efficiency.
In the South America SBU, our business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. In the central region, the contract sales generally cover the efficient generation from our coal-fired and hydroelectric assets. Any residual spot price risk will primarily be driven by the amount of hydrological inflows. In the case of low hydroelectric generation, spot price exposure is capped by the ability to dispatch our natural gas/diesel assets the price of which depends on fuel pricing at the time required. There is a small amount of coal generation in the northern region that is not covered by the portfolio of contract sales and therefore subject to spot price risk. In both regions, generators with oil or oil-linked fuel generally set power prices. In Colombia, we operate under a short-term sales strategy and have commodity exposure to unhedged volumes. Because we own hydroelectric assets there, contracts are not indexed to fuel.
In Brazil, the hydroelectric generating facility is covered by contract sales. Under normal hydrological volatility, spot price risk is mitigated through a regulated sharing mechanism across all hydroelectric generators in the country. Under drier conditions, the sharing mechanism may not be sufficient to cover the business' contract position, and therefore it may have to purchase power at spot prices driven by the cost of thermal generation.
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
In the Eurasia SBU, our Kilroot facility operates on a short-term sales strategy. To the extent that sales are unhedged, the commodity risk at our Kilroot business is to the clean dark spread, which is the difference between electricity price and our coal-based variable dispatch cost, including emissions. Natural gas-fired generators set power prices for many periods, so higher natural gas prices generally expand margins and higher coal or emissions prices reduce them. Similarly, increased wind generators displaces higher cost generation, reducing Kilroot's margins, and vice versa. Two coal-fired generating units at Kilroot are expected to close in September of 2018 as a result of unfavorable capacity market conditions in Northern Ireland. Our Mong Duong business has minimal exposure to commodity price risk as it has no merchant exposure and fuel is subject to a pass-through mechanism.
Foreign Exchange Rate Risk — In the normal course of business, we are exposed to foreign currency risk and other foreign operations risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the USD. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in the USD or currencies other than their own functional currencies. Certain of our foreign subsidiaries calculate and pay taxes in currencies other than their own functional currency. We have varying degrees of exposure to changes in the exchange rate between the USD and the following currencies: Argentine peso, British pound, Brazilian real, Chilean peso, Colombian peso, Dominican peso, Euro, Indian rupee, and Mexican peso. These subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.
AES enters into cash flow hedges to protect economic value of the business and minimize impact of foreign exchange rate fluctuations to AES portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distribution and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis which could result in greater volatility in earnings. The largest foreign exchange risks over a 12-month forward- looking period stem from the following currencies: Brazilian real, Euro, and British pound. As of March 31, 2018, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Brazilian real, Euro and British pound each is projected to be reduced by less than $5 million for 2018. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2018 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of March 31, 2018, the portfolio’s pretax earnings exposure for 2018 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $15 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2018, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of March 31, 2018.
In December 2001, Grid Corporation of Odisha (“GRIDCO”) served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the shareholders agreement between GRIDCO, the Company, AES ODPL, Jyoti and the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company. In the arbitration, GRIDCO asserted that a comfort letter issued by the Company in connection with the Company's indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO's financial obligations to GRIDCO. GRIDCO appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by GRIDCO. The Company counterclaimed against GRIDCO for damages. In June 2007, a 2-to-1 majority of the arbitral tribunal rendered its award rejecting GRIDCO's claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to GRIDCO. The respondents' counterclaims were also rejected. A majority of the tribunal later awarded the respondents, including the Company, some of their costs relating to the arbitration. GRIDCO filed challenges of the tribunal's awards with the local Indian court. GRIDCO's challenge of the costs award has been dismissed by the court, but its challenge of the liability award remains pending. A hearing on the liability award is scheduled for June 25, 2018. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the state of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to recover the contaminated area located on the grounds of the pole factory and an indemnity payment of approximately R$6 million ($2 million) to the state's Environmental Fund. In October 2011, the State Attorney Office filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined only that defendant CEEE was required to proceed with the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The removal costs are estimated to be approximately R$60 million ($19 million) and the work was completed in February 2014. In parallel with the removal activities, a court-appointed expert investigation took place, which was concluded in May 2014. The court-appointed expert final report was presented to the State Attorneys in October 2014, and in January 2015 to the defendant companies. In March 2015, AES Sul and AES Florestal submitted comments and supplementary questions regarding the expert report. In June 2016 the Company sold AES Sul to CPFL Energia S.A. and as part of the sale AES Guaiba, a holding Company of AES Sul, retained the liability. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê had paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the grounds that the tax rate was set in the applicable legislation. In April 2013, the FIAC determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest, and penalties totaling approximately R$1.18 billion ($357 million) as estimated by AES Tietê. AES Tietê appealed to the SIAC. In January 2015, the SIAC issued a decision in AES Tietê's favor, finding that AES Tietê was not liable for unpaid taxes. The public prosecutor subsequently filed an appeal, which was denied as untimely. The Tax Authority thereafter filed a motion for clarification of the SIAC's decision, which was denied in September 2016. The Tax Authority later filed a special appeal (“Special Appeal”), which was rejected as untimely in October 2016. The Tax Authority thereafter filed an interlocutory appeal with the Superior Administrative Court (“SAC”). In March 2017, the President of the SAC determined that the SAC would analyze the Special Appeal on timeliness and, if required, the merits. AES Tietê has challenged the Special Appeal. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In January 2017, the Superintendencia del Medio Ambiente (“SMA”) issued a Formulation of Charges asserting that Alto Maipo is in violation of certain conditions of the Environmental Approval Resolution (“RCA”) governing the construction of Alto Maipo’s hydropower project, for, among other things, operating vehicles at unauthorized times and failing to mitigate the impact of water infiltration during tunnel construction (“Infiltration Water”). In February 2017, Alto Maipo submitted a compliance plan (“Compliance Plan”) to the SMA which, if approved by the agency, would resolve the matter without materially impacting construction of the project. Thereafter, the SMA made three separate requests for information about the Compliance Plan, to which Alto Maipo duly responded. In April 2018, the SMA approved the Compliance Plan (“April 2018 Approval”). Three lawsuits have been filed with the Environmental Court of Santiago challenging the April 2018 Approval. Alto Maipo does not believe that there are grounds to challenge the April 2018 Approval. Pursuant to the Compliance Plan, Alto Maipo must obtain from the Environmental Evaluation Service (“SEA”) an acceptable interpretation of the RCA’s provisions concerning the authorized times to operate certain vehicles. In addition, Alto Maipo must obtain the SEA’s approval concerning the control, discharge, and treatment of Infiltration Water. If Alto Maipo complies with these and the other requirements of the Compliance Plan, and if the above-referenced lawsuits are dismissed, the Formulation of Charges will be discharged without penalty. Otherwise, Alto Maipo could be subject to penalties, and the construction of the project could be negatively impacted. Alto Maipo will pursue its interests vigorously in these matters; however, there can be no assurances that it will be successful in its efforts.
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Alto Maipo also initiated arbitration against CNM to recover excess completion costs and other damages relating to these breaches. CNM subsequently initiated a separate arbitration, seeking a declaration that its termination was wrongful, damages, and other relief. CNM has not supported its alleged damages, but it has asserted that it is entitled to recover over $20 million in damages, legal costs, and approximately $73 million that was drawn by Alto Maipo under letters of credit. The arbitrations have been consolidated into a single action. The evidentiary hearing is scheduled for May 20-31, 2019. In the interim, CNM requested that the arbitral Tribunal issue an order requiring Alto Maipo to immediately return or escrow the letter of credit funds. In February 2018, the Tribunal denied CNM’s request for interim relief. However, the ultimate merits of CNM’s arbitration claims will be decided after the May 2019 hearing, including in relation to the letters of credit. In a separate proceeding, CNM sought relief in the Chilean court of appeals concerning the draws on the letters of credit. In April 2018, the appellate court dismissed CNM’s appeal. Alto Maipo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In October 2017, the Ministry of Justice (“MOJ”) of the Republic of Kazakhstan (“ROK”) filed a lawsuit in the Specialized Economic Court of Eastern-Kazakhstan Region (“Economic Court”) against Tau Power B.V. (“AESTP”), Altai Power LLP (an AES affiliate), the Company, and two hydropower plants (“HPPs”) previously under concession to AESTP. In its lawsuit, the MOJ referenced a 2013 treaty arbitration award (“2013 Award”) against the ROK concerning the ROK’s energy laws. While its lawsuit was unclear, the MOJ appeared to seek relief relating to the net income distributed by the HPPs during certain years of the concession period. In November 2017, the Economic Court issued a decision that purports to allow the MOJ to enforce the 2013 Award in Kazakhstan. The decision was affirmed on intermediate appeal and later by the Kazakhstan Supreme Court. It is unclear whether and how the ROK will seek to enforce the 2013 Award. Any such effort by the ROK would be without merit.
In February 2018, AESTP and Altai Power initiated arbitration against the ROK for the ROK’s failure to pay approximately $75 million for the return of two hydropower plants (“HPPs”) pursuant to a concession agreement. In April 2018, the ROK responded by denying liability and asserting purported counterclaims concerning the annual payment provisions in the concession agreement, a bonus allegedly due for the 1997 takeover of the HPPs, and dividends paid by the HPPs. The ROK has not fully quantified its counterclaims to date. The AES claimants believe that the counterclaims are without merit. The AES claimants will pursue their case and assert their defenses vigorously; however, there can be no assurances that they will be successful in their efforts.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I—Item 1A.—Risk Factors of our 2017 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of March 31, 2018, $246 million remained available for repurchase under the Program. No repurchases were made by the AES Corporation of its common stock during the first quarter of 2018.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

4.1
Twenty-Second Supplemental Indenture, dated March 15, 2018, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 15, 2018.

4.2
Twenty-Third Supplemental Indenture, dated March 15, 2018, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 16, 2018.

4.3
Twenty-Fourth Supplemental Indenture, dated March 15, 2018, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 21, 2018.

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

THE AES CORPORATION (Registrant)

Date:	May 8, 2018	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SARAH R. BLAKE
			Name:	Sarah R. Blake
			Title:	Vice President and Controller (Principal Accounting Officer)