Form 10-Q
period 2018-06-30
AES CORP
filed 2018-08-07
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on July 31, 2018 was 661,683,466.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pretax Contribution, a non-GAAP measure of operating performance
AFS	Available For Sale
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CHP	Combined Heat and Power
COFINS	Contribution for the Financing of Social Security
DG Comp	Directorate-General for Competition
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
HLBV	Hypothetical Liquidation Book Value
HPP	Hydropower Plant
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
ISO	Independent System Operator
LIBOR	London Interbank Offered Rate
MW	Megawatts
MWh	Megawatt Hours
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxides
OPGC	Odisha Power Generation Corporation
PIS	Program of Social Integration
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,140	$949
Restricted cash	379	274
Short-term investments	856	424
Accounts receivable, net of allowance for doubtful accounts of $17 and $10, respectively	1,423	1,463
Inventory	583	562
Prepaid expenses	116	62
Other current assets	682	630
Current held-for-sale assets	108	2,034
Total current assets	5,287	6,398
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	480	502
Electric generation, distribution assets and other	24,269	24,119
Accumulated depreciation	(7,905)	(7,942)
Construction in progress	3,875	3,617
Property, plant and equipment, net	20,719	20,296
Other Assets:
Investments in and advances to affiliates	1,327	1,197
Debt service reserves and other deposits	623	565
Goodwill	1,059	1,059
Other intangible assets, net of accumulated amortization of $476 and $441, respectively	341	366
Deferred income taxes	83	130
Service concession assets, net of accumulated amortization of $0 and $206, respectively	—	1,360
Loan receivable	1,458	—
Other noncurrent assets	1,700	1,741
Total other assets	6,591	6,418
TOTAL ASSETS	$32,597	$33,112
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,506	$1,371
Accrued interest	200	228
Accrued and other liabilities	1,036	1,232
Non-recourse debt, includes $369 and $1,012, respectively, related to variable interest entities	1,235	2,164
Current held-for-sale liabilities	17	1,033
Total current liabilities	3,994	6,028
NONCURRENT LIABILITIES
Recourse debt	4,126	4,625
Non-recourse debt, includes $2,520 and $1,358, respectively, related to variable interest entities	14,230	13,176
Deferred income taxes	1,165	1,006
Other noncurrent liabilities	2,562	2,595
Total noncurrent liabilities	22,083	21,402
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	863	837
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 816,449,182 issued and 661,528,835 outstanding at June 30, 2018 and 816,312,913 issued and 660,388,128 outstanding at December 31, 2017)	8	8
Additional paid-in capital	8,402	8,501
Accumulated deficit	(1,234)	(2,276)
Accumulated other comprehensive loss	(1,988)	(1,876)
Treasury stock, at cost (154,920,347 and 155,924,785 shares at June 30, 2018 and December 31, 2017, respectively)	(1,879)	(1,892)
Total AES Corporation stockholders’ equity	3,309	2,465
NONCONTROLLING INTERESTS	2,348	2,380
Total equity	5,657	4,845
TOTAL LIABILITIES AND EQUITY	$32,597	$33,112
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions, except per share amounts)
Revenue:
Regulated	$716	$783	$1,438	$1,596
Non-Regulated	1,821	1,830	3,839	3,598
Total revenue	2,537	2,613	5,277	5,194
Cost of Sales:
Regulated	(617)	(681)	(1,218)	(1,384)
Non-Regulated	(1,320)	(1,309)	(2,803)	(2,630)
Total cost of sales	(1,937)	(1,990)	(4,021)	(4,014)
Operating margin	600	623	1,256	1,180
General and administrative expenses	(35)	(49)	(91)	(103)
Interest expense	(263)	(276)	(544)	(563)
Interest income	76	59	152	122
Gain (loss) on extinguishment of debt	(6)	(12)	(176)	5
Other expense	(4)	(7)	(13)	(31)
Other income	7	14	20	87
Gain (loss) on disposal and sale of businesses	89	(48)	877	(48)
Asset impairment expense	(92)	(90)	(92)	(258)
Foreign currency transaction gains (losses)	(30)	12	(49)	(8)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	342	226	1,340	383
Income tax expense	(132)	(86)	(363)	(153)
Net equity in earnings of affiliates	14	2	25	9
INCOME FROM CONTINUING OPERATIONS	224	142	1,002	239
Income (loss) from operations of discontinued businesses, net of income tax expense of $2, $5, $2 and $7, respectively	(4)	8	(5)	9
Gain from disposal of discontinued businesses, net of income tax expense of $42, $0, $42 and $0, respectively	196	—	196	—
NET INCOME	416	150	1,193	248
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stocks of subsidiaries	(128)	(89)	(221)	(210)
Less: Loss (income) from discontinued operations attributable to noncontrolling interests	2	(8)	2	(9)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$290	$53	$974	$29
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$96	$53	$781	$29
Income from discontinued operations, net of tax	194	—	193	—
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$290	$53	$974	$29
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.15	$0.08	$1.18	$0.04
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.29	—	0.29	—
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.44	$0.08	$1.47	$0.04
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.15	$0.08	$1.18	$0.04
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.29	—	0.29	—
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.44	$0.08	$1.47	$0.04
DILUTED SHARES OUTSTANDING	664	662	664	662
DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$0.13	$0.12
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
NET INCOME	$416	$150	$1,193	$248
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax benefit (expense) of $1, $0, $1 and $(1), respectively	(142)	(119)	(117)	(51)
Reclassification to earnings, net of $0 income tax	18	95	2	98
Total foreign currency translation adjustments	(124)	(24)	(115)	47
Derivative activity:
Change in derivative fair value, net of income tax benefit of $15, $13, $0 and $21, respectively	(40)	(42)	17	(47)
Reclassification to earnings, net of income tax expense of $9, $10, $8 and $11, respectively	36	29	46	49
Total change in fair value of derivatives	(4)	(13)	63	2
Pension activity:
Reclassification to earnings, net of income tax expense of $2, $3, $2 and $6, respectively	2	7	4	13
Total pension adjustments	2	7	4	13
OTHER COMPREHENSIVE INCOME (LOSS)	(126)	(30)	(48)	62
COMPREHENSIVE INCOME	290	120	1,145	310
Less: Comprehensive income attributable to noncontrolling interests	(180)	(91)	(302)	(233)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$110	$29	$843	$77
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017

	(in millions)
OPERATING ACTIVITIES:
Net income	$1,193	$248
Adjustments to net income:
Depreciation and amortization	512	581
Loss (gain) on disposal and sale of businesses	(877)	48
Asset impairment expense	93	258
Deferred income taxes	183	(18)
Provisions for contingencies	—	23
Loss (gain) on extinguishment of debt	176	(5)
Net loss on sales of assets	2	19
Gain on sale of discontinued operations	(238)	—
Other	126	102
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	6	(120)
(Increase) decrease in inventory	(33)	(43)
(Increase) decrease in prepaid expenses and other current assets	(75)	153
(Increase) decrease in other assets	15	(155)
Increase (decrease) in accounts payable and other current liabilities	(90)	(131)
Increase (decrease) in income taxes payable, net and other taxes payable	(62)	(61)
Increase (decrease) in other liabilities	(17)	63
Net cash provided by operating activities	914	962
INVESTING ACTIVITIES:
Capital expenditures	(994)	(1,123)
Acquisitions of businesses, net of cash acquired, and equity method investments	(42)	(2)
Proceeds from the sale of businesses, net of cash and restricted cash sold	1,808	33
Proceeds from the sale of assets	15	—
Sale of short-term investments	418	1,930
Purchase of short-term investments	(938)	(1,876)
Contributions to equity affiliates	(90)	(43)
Other investing	(57)	(15)
Net cash provided by (used in) investing activities	120	(1,096)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	1,133	538
Repayments under the revolving credit facilities	(1,042)	(524)
Issuance of recourse debt	1,000	525
Repayments of recourse debt	(1,781)	(860)
Issuance of non-recourse debt	1,192	1,832
Repayments of non-recourse debt	(841)	(982)
Payments for financing fees	(25)	(80)
Distributions to noncontrolling interests	(128)	(184)
Contributions from noncontrolling interests and redeemable security holders	28	44
Dividends paid on AES common stock	(172)	(158)
Payments for financed capital expenditures	(120)	(61)
Other financing	27	(26)
Net cash provided by (used in) financing activities	(729)	64
Effect of exchange rate changes on cash	(20)	6
(Increase) decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	69	(15)
Total increase (decrease) in cash, cash equivalents and restricted cash	354	(79)
Cash, cash equivalents and restricted cash, beginning	1,788	1,960
Cash, cash equivalents and restricted cash, ending	$2,142	$1,881
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$522	$612
Cash payments for income taxes, net of refunds	$209	$218
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash acquisition of intangible assets	$5	$—
Non-cash contributions of assets and liabilities for Fluence acquisition	$20	$—
Conversion of Alto Maipo loans and accounts payable into equity (see Note 10—Equity)	$—	$279

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2018 and 2017
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, and cash flows. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of expected results for the year ending December 31, 2018. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2017 audited consolidated financial statements and notes thereto, which are included in the 2017 Form 10-K filed with the SEC on February 26, 2018 (the “2017 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$1,140	$949
Restricted cash	379	274
Debt service reserves and other deposits	623	565
Cash, Cash Equivalents, and Restricted Cash	$2,142	$1,788
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
Transition method: retrospective.
January 1, 2018
For the six months ended June 30, 2017, cash provided by operating activities increased by $8 million, cash used in investing activities decreased by $12 million, and cash used in financing activities was unchanged.

2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard significantly revises an entity’s accounting related to (1) classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosures of financial instruments.
Transition method: modified retrospective. Prospective for equity investments without readily determinable fair value.
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
The cumulative effect to our January 1, 2018 Condensed Consolidated Balance Sheet resulting from the adoption of ASC 606 was as follows (in millions):

Condensed Consolidated Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Other current assets	$630	$61	$691
Deferred income taxes	130	(24)	106
Service concession assets, net	1,360	(1,360)	—
Loan receivable	—	1,490	1,490
Equity
Accumulated deficit	(2,276)	67	(2,209)
Accumulated other comprehensive loss	(1,876)	19	(1,857)
Noncontrolling interest	2,380	81	2,461
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
The impact to our Condensed Consolidated Balance Sheet as of June 30, 2018 resulting from the adoption of ASC 606 as compared to the previous revenue recognition standard was as follows (in millions):

	June 30, 2018
Condensed Consolidated Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Adoption Impact
Assets
Other current assets	$682	$618	$64
Deferred income taxes	83	107	(24)
Service concession assets, net	—	1,313	(1,313)
Loan receivable	1,458	—	1,458
TOTAL ASSETS	32,597	32,412	185
Liabilities
Accrued and other liabilities	1,036	1,034	2
Equity
Accumulated deficit	(1,234)	(1,320)	86
Accumulated other comprehensive loss	(1,988)	(2,006)	18
Noncontrolling interest	2,348	2,269	79
TOTAL LIABILITIES AND EQUITY	32,597	32,412	185
The impact to our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018 resulting from the adoption of ASC 606 as compared to the previous revenue recognition standard was as follows (in millions):

	Three Months Ended June 30, 2018
Condensed Consolidated Statement of Operations	As Reported	Balances Without Adoption of ASC 606	Adoption Impact
Total revenue	$2,537	$2,562	$(25)
Total cost of sales	(1,937)	(1,957)	20
Operating margin	600	605	(5)
Interest income	76	61	15
Income from continuing operations before taxes and equity in earnings of affiliates	342	332	10
Income tax expense	(132)	(132)	—
INCOME FROM CONTINUING OPERATIONS	224	214	10
NET INCOME	416	406	10
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	290	280	10

	Six Months Ended June 30, 2018
Condensed Consolidated Statement of Operations	As Reported	Balances Without Adoption of ASC 606	Adoption Impact
Total revenue	$5,277	$5,313	$(36)
Total cost of sales	(4,021)	(4,047)	26
Operating margin	1,256	1,266	(10)
Interest income	152	122	30
Income from continuing operations before taxes and equity in earnings of affiliates	1,340	1,320	20
Income tax expense	(363)	(362)	(1)
INCOME FROM CONTINUING OPERATIONS	1,002	983	19
NET INCOME	1,193	1,174	19
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	974	955	19
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
Transition method: various.
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-02, 2018-01, 2018-10, 2018-11, Leases (Topic 842)	See discussion of the ASU below.	January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
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
The standard must be adopted using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements (January 1, 2017). The FASB amended the standard to add an optional transition method. The additional transition method allows entities to continue to apply the guidance in ASC 840 Leases in the comparative periods presented in the year they adopt the new lease standard. Under this transition method, the entity would apply the transition provisions on January 1, 2019 (i.e., the effective date). At transition, lessees and lessors are permitted to make an election to apply a package of practical expedients that allow them not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) whether initial direct costs for any expired or existing leases qualify for capitalization under ASC 842. These three practical expedients must be elected as a package and must be consistently applied to all leases. Furthermore, entities are also permitted to make an election to use hindsight when determining lease term and lessees can elect to use hindsight when assessing the impairment of right-of-use assets.
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
As the Company has preliminarily concluded that at transition it would be using the package of practical expedients, the main impact expected as of the effective date is the recognition of the right-of-use asset and the related liability in the financial statements for all those contracts that contain a lease and for which the Company is the lessee. However, income statement presentation and the expense recognition pattern is not expected to change.
Under ASC 842, it is expected that fewer contracts will contain a lease. However, due to the elimination of today's real estate-specific guidance and changes to certain lessor classification criteria, more leases will qualify as sales-type leases and direct financing leases. Under these two models, a lessor will derecognize the asset and will recognize a lease receivable. According to ASC 842, the lease receivable does not include variable payments that depend on the use of the asset (e.g. Mwh produced by a facility). Therefore, the lease receivable could be lower than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized lease receivable and the carrying amount of the underlying asset is recognized as a loss at lease commencement. The Company is assessing how this guidance will apply to new renewable contracts executed or modified after the effective date where all the payments are contingent on the level of production and is also evaluating the related impact to the allocation of earnings under HLBV accounting.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	June 30, 2018	December 31, 2017
Fuel and other raw materials	$293	$284
Spare parts and supplies	290	278
Total	$583	$562
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

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Unsecured debentures (1)	$—	$297	$—	$297	$—	$207	$—	$207
Certificates of deposit	—	490	—	490	—	153	—	153
Total debt securities	—	787	—	787	—	360	—	360
EQUITY SECURITIES:
Mutual funds	20	46	—	66	20	52	—	72
Other equity securities	—	3	—	3	—	—	—	—
Total equity securities	20	49	—	69	20	52	—	72
DERIVATIVES:
Interest rate derivatives	—	53	1	54	—	15	—	15
Cross-currency derivatives	—	23	—	23	—	29	—	29
Foreign currency derivatives	—	29	219	248	—	29	240	269
Commodity derivatives	—	14	10	24	—	30	5	35
Total derivatives — assets	—	119	230	349	—	103	245	348
TOTAL ASSETS	$20	$955	$230	$1,205	$20	$515	$245	$780
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$70	$112	$182	$—	$111	$151	$262
Cross-currency derivatives	—	3	—	3	—	3	—	3
Foreign currency derivatives	—	51	—	51	—	30	—	30
Commodity derivatives	—	5	—	5	—	19	1	20
Total derivatives — liabilities	—	129	112	241	—	163	152	315
TOTAL LIABILITIES	$—	$129	$112	$241	$—	$163	$152	$315
_____________________________

(1)	Includes non-convertible debentures at Guaimbê Solar Complex. See Note 18—Acquisitions for further information.
As of June 30, 2018, all AFS debt securities had stated maturities within one year. For the three and six months ended June 30, 2018 and 2017, no other-than-temporary impairments of marketable securities were recognized in earnings or Other Comprehensive Income (Loss). Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of AFS securities during the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross proceeds from sale of AFS securities	$267	$363	$414	$793
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended June 30, 2018	Interest Rate	Foreign Currency	Commodity	Total
Balance at April 1	$(129)	$225	$3	$99
Total realized and unrealized gains (losses):
Included in earnings	13	3	—	16
Included in other comprehensive income — derivative activity	1	—	—	1
Included in regulatory (assets) liabilities	—	—	9	9
Settlements	4	(9)	(2)	(7)
Balance at June 30	$(111)	$219	$10	$118
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$15	$(5)	$—	$10

Three Months Ended June 30, 2017	Interest Rate	Foreign Currency	Commodity	Total
Balance at April 1	$(183)	$231	$2	$50
Total realized and unrealized losses:
Included in earnings	—	16	(1)	15
Included in other comprehensive income — derivative activity	(17)	—	—	(17)
Included in regulatory (assets) liabilities	—	—	10	10
Settlements	9	(8)	(2)	(1)
Transfers of assets/(liabilities), net into Level 3	(4)	—	—	(4)
Balance at June 30	$(195)	$239	$9	$53
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$8	$—	$8

Six Months Ended June 30, 2018	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(151)	$240	$4	$93
Total realized and unrealized gains (losses):
Included in earnings	27	(3)	1	25
Included in other comprehensive income — derivative activity	32	—	—	32
Included in regulatory liabilities	—	—	9	9
Settlements	10	(18)	(4)	(12)
Transfers of assets/(liabilities), net into Level 3	(3)	—	—	(3)
Transfers of (assets)/liabilities, net out of Level 3	(26)	—	—	(26)
Balance at June 30	$(111)	$219	$10	$118
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$31	$(21)	$1	$11

Six Months Ended June 30, 2017	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(179)	$255	$5	$81
Total realized and unrealized gains (losses):
Included in earnings	—	—	(1)	(1)
Included in other comprehensive income — derivative activity	(28)	—	—	(28)
Included in regulatory liabilities	—	—	10	10
Settlements	19	(16)	(5)	(2)
Transfers of assets/(liabilities), net into Level 3	(7)	—	—	(7)
Balance at June 30	$(195)	$239	$9	$53
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$2	$(16)	$—	$(14)
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of June 30, 2018 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(111)	Subsidiaries’ credit spreads	2.38% to 4.38% (3.61%)
Foreign currency:
Argentine Peso	219	Argentine peso to USD currency exchange rate after one year	36.86 to 87.44 (61.98)
Commodity:
Other	10
Total	$118
For interest rate derivatives and foreign currency derivatives, increases (decreases) in the estimates of the Company’s own credit spreads would decrease (increase) the value of the derivatives in a liability position. For foreign currency derivatives, increases (decreases) in the estimate of the above exchange rate would increase (decrease) the value of the derivative.
Nonrecurring Measurements
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount. The following table summarizes our major categories of assets measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Six months ended June 30, 2018			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
U.S. Generation Facility	06/30/2018	$210	$—	$—	$127	$83

	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Six Months Ended June 30, 2017			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
DPL	02/28/2017	$77	$—	$—	$11	$66
Other	02/28/2017	15	—	—	7	8
Held-for-sale businesses: (3)
Kazakhstan Hydroelectric	06/30/2017	190	—	92	—	90
Kazakhstan	03/31/2017	171	—	29	—	94
_____________________________

(1)	Represents the carrying values at the dates of measurement, before fair value adjustment.

(2)	See Note 14—Asset Impairment Expense for further information.

(3)
Per the Company’s policy, pretax loss is limited to the impairment of long-lived assets. Any additional loss will be recognized on completion of the sale. See Note 17—Held-for-Sale and Dispositions for further information.

The following table summarizes the significant unobservable inputs used in the Level 3 measurement on a nonrecurring basis during the six months ended June 30, 2018 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
U.S. Generation Facility	$127	Market/Income approach (1)	Annual revenue growth	-1% to -3% (-2%)
			Annual pretax operating margin	25% to 36% (30%)
			Weighted average cost of capital	9%
_____________________________

(1)	A combination of the market approach, using prices and unobservable inputs from transactions involving comparable assets, and the income approach was used in determining the fair value.
Asset Retirement Obligation — The Company increased the asset retirement obligation associated with an ash pond at IPL by $32 million. This increase was due to increased costs and revised closure dates associated with an EPA rule regulating CCR. The Company uses the cost approach to determine the fair value of ARO liabilities, which is estimated by discounting expected cash outflows to their present value using market based rates at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy.
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, but for which fair value is disclosed:

		June 30, 2018
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$134	$245	$—	$—	$245
Liabilities:	Non-recourse debt	15,465	15,943	—	14,259	1,684
	Recourse debt	4,130	4,169	—	4,169	—

		December 31, 2017
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$163	$217	$—	$6	$211
Liabilities:	Non-recourse debt	15,340	15,890	—	13,350	2,540
	Recourse debt	4,630	4,920	—	4,920	—
_____________________________

(1)
These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $21 million and $31 million as of June 30, 2018 and December 31, 2017, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the derivative and hedging accounting policies see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2017 Form 10-K.
Volume of Activity — The following table presents the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of June 30, 2018, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest Rate (LIBOR and EURIBOR)	$4,492	2042
Cross-Currency Swaps (Chilean Unidad de Fomento and Chilean peso)	373	2029
Foreign Currency:
Argentine peso	120	2026
Chilean peso	381	2021
Colombian peso	212	2020
Brazilian real	218	2018
Others, primarily with weighted average remaining maturities of a year or less	260	2020

Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of June 30, 2018 and December 31, 2017 (in millions):

Fair Value	June 30, 2018			December 31, 2017
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$53	$1	$54	$15	$—	$15
Cross-currency derivatives	23	—	23	29	—	29
Foreign currency derivatives	—	248	248	8	261	269
Commodity derivatives	—	24	24	5	30	35
Total assets	$76	$273	$349	$57	$291	$348
Liabilities
Interest rate derivatives	$179	$3	$182	$125	$137	$262
Cross-currency derivatives	3	—	3	3	—	3
Foreign currency derivatives	26	25	51	1	29	30
Commodity derivatives	—	5	5	9	11	20
Total liabilities	$208	$33	$241	$138	$177	$315

	June 30, 2018		December 31, 2017
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$82	$72	$84	$211
Noncurrent	267	169	264	104
Total	$349	$241	$348	$315
As of June 30, 2018, all derivative instruments subject to credit risk-related contingent features were in an asset position.

Credit Risk-Related Contingent Features (1)	December 31, 2017
Present value of liabilities subject to collateralization	$15
Cash collateral held by third parties or in escrow	9
 _____________________________

(1)	Based on the credit rating of certain subsidiaries
Earnings and Other Comprehensive Income (Loss) — The next table presents (in millions) the pretax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective portion of cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$8	$(51)	$55	$(73)
Cross-currency derivatives	(24)	(10)	(5)	2
Foreign currency derivatives	(39)	4	(33)	(11)
Commodity derivatives	—	2	—	14
Total	$(55)	$(55)	$17	$(68)
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(14)	$(20)	$(30)	$(44)
Cross-currency derivatives	(28)	—	(18)	4
Foreign currency derivatives	(2)	(21)	(1)	(23)
Commodity derivatives	(1)	2	(5)	3
Total	$(45)	$(39)	$(54)	$(60)
Loss reclassified from AOCL to earnings due to discontinuance of hedge accounting (1)	$—	$(19)	$—	$(16)
Gains (losses) recognized in earnings related to
Ineffective portion of cash flow hedges	$(3)	$—	$(3)	$—
Not designated as hedging instruments:
Foreign currency derivatives	$46	$14	$154	$(18)
Commodity derivatives and other	22	8	31	6
Total	$68	$22	$185	$(12)
_____________________________

(1)	Cash flow hedge was discontinued because it was probable the forecasted transaction will not occur.
AOCL is expected to decrease pretax income from continuing operations for the twelve months ended June 30, 2019, by $66 million, primarily due to interest rate derivatives.

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

	June 30, 2018	December 31, 2017
Argentina	$119	$177
Panama	27	—
Other	9	17
Total	$155	$194
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
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Six Months Ended June 30,
50%-or-less-Owned Affiliates	2018	2017
Revenue	$485	$341
Operating margin	78	65
Net income	31	23
Simple Energy — In April 2018, the Company invested $35 million in Simple Energy, a provider of utility-branded marketplaces and omni-channel instant rebates. As the Company does not control Simple Energy, the investment is accounted for as an equity method investment and is reported as part of Corporate and Other.
sPower — In February 2017, the Company and Alberta Investment Management Corporation (“AIMCo”) entered into an agreement to acquire FTP Power LLC (“sPower”). In July 2017, AES closed on the acquisition of its 48% ownership interest in sPower for $461 million. In November 2017, AES acquired an additional 2% ownership interest in sPower for $19 million. As the Company does not control sPower, the investment is accounted for as an equity method investment. The sPower portfolio includes solar and wind projects in operation, under construction, and in development located in the United States. The sPower equity method investment is reported in the US and Utilities SBU reportable segment.
Fluence — On January 1, 2018, Siemens and AES closed on the creation of the Fluence joint venture with each party holding a 50% ownership interest. The Company contributed $7 million in cash and $20 million in non-cash assets from the AES Advancion energy storage development business as consideration for the transaction, and received an equity interest in Fluence with a fair value of $50 million. See Note 17—Held-for-Sale and Dispositions for further discussion. Fluence is a global energy storage technology and services company. As the Company does not control Fluence, the investment is accounted for as an equity method investment. The Fluence equity method investment is reported as part of Corporate and Other.
7. DEBT
Recourse Debt
In March 2018, the Company repurchased via tender offers $671 million aggregate principal of its existing 5.50% senior unsecured notes due in 2024 and $29 million of its existing 5.50% senior unsecured notes due in 2025. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $44 million for the six months ended June 30, 2018.
In March 2018, the Company issued $500 million aggregate principal of 4.00% senior notes due in 2021 and $500 million of 4.50% senior notes due in 2023. The Company used the proceeds from these issuances to repurchase via tender offer in full the $228 million balance of its 8.00% senior notes due in 2020 and the $690 million balance of its 7.375% senior notes due in 2021. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $125 million for the six months ended June 30, 2018.
In May 2017, the Company closed on $525 million aggregate principal LIBOR + 2.00% secured term loan due in 2022. In June 2017, the Company used these proceeds to redeem at par all $517 million aggregate principal of its existing Term Convertible Securities. As a result of the latter transaction, the Company recognized a net loss on extinguishment of debt of $6 million for the three and six months ended June 30, 2017.
In March 2017, the Company repurchased via tender offers $276 million aggregate principal of its existing 7.375% senior unsecured notes due in 2021 and $24 million of its existing 8.00% senior unsecured notes due in 2020. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $47 million for the six months ended June 30, 2017.
Non-Recourse Debt
During the six months ended June 30, 2018, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Repayments	Loss on Extinguishment of Debt
Southland	Q1, Q2	$402	$—	$—
Tietê	Q1	385	(231)	—
Alto Maipo	Q2	104	—	—
DPL	Q2	—	(106)	(6)
Total		$891	$(337)	$(6)
AES Argentina — In February 2017, AES Argentina issued $300 million aggregate principal of unsecured and unsubordinated notes due in 2024. The net proceeds from this issuance were used for the prepayment of $75 million of non-recourse debt related to the construction of the San Nicolas Plant resulting in a gain on extinguishment of debt of approximately $65 million.
Non-Recourse Debt in Default — The current portion of non-recourse debt includes the following subsidiary debt in default as of June 30, 2018 (in millions).

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$328	$129
AES Ilumina	Covenant	35	17
		$363
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
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides more than 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of June 30, 2018, the Company had no defaults which resulted in or were at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The following table summarizes the Parent Company’s contingent contractual obligations as of June 30, 2018. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Individual Agreements (in millions)
Guarantees and commitments	$716	21	<$1 — 272
Letters of credit under the unsecured credit facility	273	4	$2 — 247
Letters of credit under the senior secured credit facility	86	21	<$1 — 64
Asset sale related indemnities (1)	27	1	$27
Total	$1,102	47
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the six months ended June 30, 2018, the Company paid letter of credit fees ranging from 1.07% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For each period ended June 30, 2018 and December 31, 2017, the Company had recognized liabilities of $5 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of June 30, 2018. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $16 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $46 million and $50 million as of June 30, 2018 and December 31, 2017, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2018. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $115 million and $145 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
9. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	June 30, 2018	December 31, 2017
IPALCO common stock	$618	$618
Colon quotas (1)	185	159
IPL preferred stock	60	60
Total redeemable stock of subsidiaries	$863	$837
 _____________________________

(1)	Characteristics of quotas are similar to common stock.

Colon — Our partner in Colon made capital contributions of $24 million and $16 million during the six months ended June 30, 2018 and 2017, respectively. Any subsequent adjustments to allocate earnings and dividends to our partner, or measure the investment at fair value, will be classified as temporary equity each reporting period as it is probable that the shares will become redeemable.
10. EQUITY
Changes in Equity — The following table is a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, NCI and total equity as of the periods indicated (in millions):

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	The Parent Company Stockholders’ Equity	NCI	Total Equity	The Parent Company Stockholders’ Equity	NCI	Total Equity
Balance at the beginning of the period	$2,465	$2,380	$4,845	$2,794	$2,906	$5,700
Net income (1)	974	219	1,193	29	219	248
Total foreign currency translation adjustment, net of income tax	(173)	58	(115)	48	(1)	47
Total change in derivative fair value, net of income tax	38	25	63	—	2	2
Total pension adjustments, net of income tax	4	—	4	—	13	13
Cumulative effect of a change in accounting principle (2)	87	81	168	31	—	31
Fair value adjustment (3)	(5)	—	(5)	(7)	—	(7)
Disposition of businesses (4)	—	(249)	(249)	—	—	—
Distributions to noncontrolling interests	—	(185)	(185)	—	(198)	(198)
Contributions from noncontrolling interests	—	5	5	—	17	17
Dividends declared on common stock	(86)	—	(86)	(79)	—	(79)
Issuance and exercise of stock-based compensation	6	—	6	9	—	9
Sale of subsidiary shares to noncontrolling interests	(1)	7	6	(4)	22	18
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	200	67	267
Less: Net loss attributable to redeemable stock of subsidiaries	—	7	7	—	6	6
Balance at the end of the period	$3,309	$2,348	$5,657	$3,021	$3,053	$6,074
_____________________________

(1)
Net income attributable to noncontrolling interest of $226 million and net loss attributable to redeemable stocks of subsidiaries of $7 million for the six months ended June 30, 2018. Net income attributable to noncontrolling interest of $225 million and net loss attributable to redeemable stock of subsidiaries of $6 million for the six months ended June 30, 2017.

(2)	See Note 1—Financial Statement Presentation, New Accounting Standards Adopted for further information.

(3)	Adjustment to record the redeemable stock of Colon at fair value.

(4)	See Note 17—Held-for-Sale and Dispositions for further information.
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
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the six months ended June 30, 2018 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,486)	$(333)	$(57)	$(1,876)
Other comprehensive income (loss) before reclassifications	(175)	3	—	(172)
Amount reclassified to earnings	2	35	4	41
Other comprehensive income (loss)	(173)	38	4	(131)
Cumulative effect of a change in accounting principle	—	19	—	19
Balance at the end of the period	$(1,659)	$(276)	$(53)	$(1,988)

Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Foreign currency translation adjustment, net
	Gain (loss) on disposal and sale of businesses	$—	$(95)	$16	$(98)
	Net gain from disposal of discontinued businesses	(18)	—	(18)	$—
	Net income attributable to The AES Corporation	$(18)	$(95)	$(2)	$(98)
Unrealized derivative gains (losses), net
	Non-regulated revenue	$(1)	$—	$(5)	$10
	Non-regulated cost of sales	(1)	1	(2)	(9)
	Interest expense	(12)	(20)	(27)	(43)
	Foreign currency transaction gains (losses)	(31)	(20)	(20)	(18)
	Income from continuing operations before taxes and equity in earnings of affiliates	(45)	(39)	(54)	(60)
	Income tax expense	9	10	8	11
	Income from continuing operations	(36)	(29)	(46)	(49)
	Less: Net income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	8	9	11	9
	Net income attributable to The AES Corporation	$(28)	$(20)	$(35)	$(40)
Amortization of defined benefit pension actuarial loss, net
	General and administrative expenses	$—	$—	$(1)	$1
	Other expense	(1)	—	(1)	—
	Income from continuing operations before taxes and equity in earnings of affiliates	(1)	—	(2)	1
	Income from continuing operations	(1)	—	(2)	1
	Net income (loss) from operations of discontinued businesses	1	(7)	—	(14)
	Net gain from disposal of discontinued operations	(2)	—	(2)	—
	Net income	(2)	(7)	(4)	(13)
	Less: Net loss (income) from discontinued operations attributable to noncontrolling interest	—	5	—	10
	Net income attributable to The AES Corporation	$(2)	$(2)	$(4)	$(3)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(48)	$(117)	$(41)	$(141)
Common Stock Dividends — The Parent Company paid dividends of $0.13 per outstanding share to its common stockholders during the first and second quarters of 2018 for dividends declared in December 2017 and February 2018, respectively.
On July 13, 2018, the Board of Directors declared a quarterly common stock dividend of $0.13 per share payable on August 17, 2018, to shareholders of record at the close of business on August 3, 2018.
11. SEGMENTS
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by geographic regions which provides a socio-political-economic understanding of our business. During the first quarter of 2018, the Andes and Brazil SBUs were merged in order to leverage scale and are now reported together as part of the South America SBU. Further, Puerto Rico and El Salvador businesses, formerly part of the MCAC SBU, were combined with the US SBU, which is now reported as the US and Utilities SBU. The management reporting structure is organized by four SBUs led by our President and Chief Executive Officer: US and Utilities, South America, MCAC, and Eurasia SBUs. Using the accounting guidance on segment reporting, the Company determined that its four operating segments are aligned with its four reportable segments corresponding to its SBUs. All prior period results have been retrospectively revised to reflect the new segment reporting structure.
Corporate and Other — The results of the Fluence and Simple Energy equity affiliates are included in “Corporate and Other.” Also included are corporate overhead costs which are not directly associated with the operations of our four reportable segments, and certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
The Company uses Adjusted PTC as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities. The Company has concluded that Adjusted PTC better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company’s results.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2018	2017	2018	2017
US and Utilities SBU	$995	$1,046	$2,022	$2,093
South America SBU	846	796	1,741	1,543
MCAC SBU	406	375	814	723
Eurasia SBU	292	395	711	824
Corporate and Other	5	6	14	20
Eliminations	(7)	(5)	(25)	(9)
Total Revenue	$2,537	$2,613	$5,277	$5,194

	Three Months Ended June 30,		Six Months Ended June 30,
Total Adjusted PTC	2018	2017	2018	2017
Income from continuing operations before taxes and equity in earnings of affiliates	$342	$226	$1,340	$383
Add: Net equity in earnings of affiliates	14	2	25	9
Less: Income from continuing operations before taxes, attributable to noncontrolling interests	(167)	(125)	(293)	(293)
Pre-tax contribution	189	103	1,072	99
Unrealized derivative and equity securities losses (gains)	(24)	2	(12)	1
Unrealized foreign currency losses (gains)	52	(24)	49	(33)
Disposition/acquisition losses (gains)	(61)	56	(839)	108
Impairment expense	92	94	92	262
Losses (gains) on extinguishment of debt	7	11	178	(5)
Restructuring costs	—	—	3	—
Total Adjusted PTC	$255	$242	$543	$432

	Three Months Ended June 30,		Six Months Ended June 30,
Total Adjusted PTC	2018	2017	2018	2017
US and Utilities SBU	$76	$89	$196	$150
South America SBU	117	95	253	222
MCAC SBU	81	72	134	118
Eurasia SBU	55	80	138	157
Corporate and Other	(74)	(94)	(178)	(215)
Total Adjusted PTC	$255	$242	$543	$432

Total Assets	June 30, 2018	December 31, 2017
US and Utilities SBU	$11,817	$11,297
South America SBU	11,255	10,874
MCAC SBU	4,335	4,087
Eurasia SBU	4,659	4,557
Assets held-for-sale	108	2,034
Corporate and Other	423	263
Total Assets	$32,597	$33,112
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
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended June 30, 2018
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate and Other/ Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$706	$—	$—	$—	$—	$706
Other regulated revenue	10	—	—	—	—	10
Total regulated revenue	$716	$—	$—	$—	$—	$716
Non-Regulated Revenue
Revenue from contracts with customers	$180	$845	$384	$218	$—	$1,627
Other non-regulated revenue (1)	99	1	22	74	(2)	194
Total non-regulated revenue	$279	$846	$406	$292	$(2)	$1,821
Total revenue	$995	$846	$406	$292	$(2)	$2,537

	Six Months Ended June 30, 2018
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate and Other/ Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$1,417	$—	$—	$—	$—	$1,417
Other regulated revenue	21	—	—	—	—	21
Total regulated revenue	$1,438	$—	$—	$—	$—	$1,438
Non-Regulated Revenue
Revenue from contracts with customers	$388	$1,739	$771	$549	$(9)	$3,438
Other non-regulated revenue (1)	196	2	43	162	(2)	401
Total non-regulated revenue	$584	$1,741	$814	$711	$(11)	$3,839
Total revenue	$2,022	$1,741	$814	$711	$(11)	$5,277
_____________________________

(1)	Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
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
Our contract liabilities consist of deferred revenue which is classified as current or noncurrent based on the timing of when we expect to recognize revenue. The current portion of our contract liabilities is reported in Accrued and other liabilities and the noncurrent portion is reported in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The contract liabilities from contracts with customers were $121 million and $131 million as of June 30, 2018 and January 1, 2018, respectively.
Of the $131 million of contract liabilities reported at January 1, 2018, $29 million was recognized as revenue during the six months ended June 30, 2018.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Approximately $1.5 billion of contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected as a loan receivable as of June 30, 2018.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of June 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations was $24 million, primarily consisting of fixed consideration for the sale of renewable energy credits (RECs) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2018, with the remainder recognized thereafter. The Company has elected to apply the optional disclosure exemptions under ASC 606. Therefore, the amount above excludes contracts with an original length of one year or less, contracts for which we recognize revenue based on the amount we have the right to invoice for services performed, and variable consideration allocated entirely to a wholly unsatisfied performance obligation when the consideration relates specifically to our efforts to satisfy the performance obligation and depicts the amount to which we expect to be entitled. As such, consideration for energy is excluded from the amounts above as the variable consideration relates to the amount of energy delivered and reflects the value the Company expects to receive for the energy transferred. Estimates of revenue expected to be recognized in future periods also exclude unexercised customer options to purchase additional goods or services that do not represent material rights to the customer.
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

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Other Income	Legal settlements (1)	$—	$—	$—	$60
	Allowance for funds used during construction (US Utilities)	2	6	7	13
	Other	5	8	13	14
	Total other income	$7	$14	$20	$87

Other Expense	Loss on sale and disposal of assets	$3	$—	$5	$21
	Water rights write-off	—	3	—	3
	Other (2)	1	4	8	7
	Total other expense	$4	$7	$13	$31
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

(2)
As of January 1, 2018, the Company retrospectively adopted ASU 2017-07, Compensation —Retirement Benefits. As such, $2 million of gains primarily related to the expected return on plan assets for the three months ended June 30, 2017 and $1 million of non-service costs associated with defined benefit plans for the six months ended June 30, 2017 were reclassified from Cost of Sales to Other Expense.

14. ASSET IMPAIRMENT EXPENSE

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. generation facility	$83	$—	$83	$—
Kazakhstan hydroelectric	—	90	—	90
Kazakhstan CHPs	—	—	—	94
DPL	—	—	—	66
Other	9	—	9	8
Total	$92	$90	$92	$258
U.S. generation facility — In June 2018, the Company tested the recoverability of its long-lived assets at a generation facility in the U.S. due to an unfavorable economic outlook resulting in uncertainty around future cash flows. The Company determined that the carrying amount of the asset group was not recoverable. The asset group was determined to have a fair value of $127 million using a combination of the income and market approaches. As a result, the Company recognized an asset impairment expense of $83 million. The generation facility is reported in the US and Utilities SBU reportable segment.
DPL — In March 2017, the Board of Directors of DPL approved the retirement of the DPL operated and co-owned Stuart coal-fired and diesel-fired generating units, and the Killen coal-fired generating unit and combustion turbine on or before June 1, 2018. The Company performed an impairment analysis and determined that the carrying amounts of the facilities were not recoverable. The Stuart and Killen asset groups were determined to have fair values of $3 million and $8 million, respectively, using the income approach. As a result, the Company recognized total asset impairment expense of $66 million. The Stuart and Killen units were retired in May 2018. Prior to their retirement, Stuart and Killen were reported in the US and Utilities SBU reportable segment. See Note 17—Held-for-Sale and Dispositions for further information.

Kazakhstan hydroelectric — In April 2017, the Government of Kazakhstan stated the concession agreements would not be extended for Shulbinsk HPP and Ust-Kamenogorsk HPP, two hydroelectric plants in Kazakhstan, and initiated the process to transfer these plants back to the government. Upon meeting the held-for-sale criteria, the Company performed an impairment analysis and determined the fair value of the asset group was below carrying value. As a result, the Company recognized asset impairment expense of $90 million during the three and six months ended June 30, 2017. The Company completed the transfer of the plants in October 2017. Prior to their transfer, the Kazakhstan hydroelectric plants were reported in the Eurasia SBU reportable segment.
Kazakhstan CHPs — In January 2017, the Company entered into an agreement for the sale of Ust-Kamenogorsk CHP and Sogrinsk CHP, its combined heating and power coal plants in Kazakhstan. Upon meeting the held-for-sale criteria in the first quarter of 2017, the Company performed an impairment analysis and determined that the carrying value of the asset group of $171 million, which included cumulative translation losses of $92 million, was greater than its fair value less costs to sell of $29 million. As a result, the Company recognized asset impairment expense of $94 million limited to the carrying value of the long-lived assets. The Company completed the sale of its interest in the Kazakhstan CHP plants in April 2017. Prior to their sale, the plants were reported in the Eurasia SBU reportable segment. See Note 17—Held-for-Sale and Dispositions for further information.
15. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and six month periods ended June 30, 2018 were 39% and 27%, respectively. The effective tax rates for the three and six month periods ended June 30, 2017 were 38% and 40%, respectively. The difference between the Company’s effective tax rates for the 2018 and 2017 periods and the U.S. statutory tax rates of 21% and 35%, respectively, related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, and nondeductible expenses.
The Tax Cuts and Jobs Act (“The 2017 Act”) was enacted on December 22, 2017. The 2017 Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. We are applying the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) when accounting for the enactment date effect of the 2017 Act. We recognized a reasonable estimate of the tax effects of the 2017 Act as of December 31, 2017. However, as of June 30, 2018, our accounting is not complete. We will continue to refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law, including proposed regulations released by the U.S. Treasury Department on August 1 related to the one-time transition tax and other international matters. The proposed regulations have not yet been published officially in the Federal Register and the Company is continuing its review and analysis. We anticipate that guidance on the determination of fair value, for federal tax purposes, of the shares we hold in our publicly traded subsidiaries, which are considered part of our foreign subsidiaries’ “cash position” and taxed at the 15.5% one-time rate, could materially impact our provisional estimate. For further discussion on the 2017 Act, see Note 20—Income Taxes in Item 8.—Financial Statements and Supplementary Data of our 2017 Form 10-K.
In the first quarter of 2018, the Company completed the sale of its entire 51% equity interest in Masinloc, resulting in pre-tax gain of approximately $777 million. The sale resulted in approximately $155 million of discrete tax expense in the U.S. under the new GILTI provision, which subjects the earnings of foreign subsidiaries to current U.S. taxation to the extent those earnings exceed an allowable return. See Note 17—Held-for-Sale and Dispositions for details of the sale.
In the second quarter of 2018, the Company completed the sale of Electrica Santiago for total proceeds of $307 million, subject to customary post-closing adjustments, resulting in a pre-tax gain on sale of $89 million. The sale resulted in approximately $31 million of discrete tax expense. See Note 17—Held-for-Sale and Dispositions for details of the sale.

16. DISCONTINUED OPERATIONS
Due to a portfolio evaluation in the first half of 2016, management decided to pursue a strategic shift of its distribution companies in Brazil, Sul and Eletropaulo, to reduce the Company's exposure to the Brazilian distribution market. The disposals of Sul and Eletropaulo were completed in October 2016 and June 2018, respectively.
In November 2017, Eletropaulo converted its preferred shares into ordinary shares and transitioned the listing of those shares to the Novo Mercado, which is a listing segment of the Brazilian stock exchange with the highest standards of corporate governance. Upon conversion of the preferred shares into ordinary shares, AES no longer controlled Eletropaulo, but maintained significant influence over the business. As a result, the Company deconsolidated Eletropaulo. After deconsolidation, the Company's 17% ownership interest was reflected as an equity method investment. The Company recorded an after-tax loss on deconsolidation of $611 million, which primarily consisted of $455 million related to cumulative translation losses and $243 million related to pension losses reclassified from AOCL.
In December 2017, all the remaining criteria were met for Eletropaulo to qualify as a discontinued operation. Therefore, its results of operations and financial position were reported as such in the consolidated financial statements for all periods presented.
In June 2018, the Company completed the sale of its entire 17% ownership interest in Eletropaulo through a bidding process hosted by the Brazilian securities regulator, CVM. Gross proceeds of $340 million were received at our subsidiary in Brazil, subject to the payment of taxes. Upon disposal of Eletropaulo, the Company recorded a pre-tax gain on sale of $238 million (after-tax $196 million). Prior to its classification as discontinued operations, Eletropaulo was reported in the South America SBU reportable segment.
The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations at December 31, 2017:

(in millions)	December 31, 2017
Assets of discontinued operations and held-for-sale businesses:
Investments in and advances to affiliates (1)	$86
Total assets of discontinued operations	$86
Other assets of businesses classified as held-for-sale (2)	1,948
Total assets of discontinued operations and held-for-sale businesses	$2,034
Liabilities of discontinued operations and held-for-sale businesses:
Other liabilities of businesses classified as held-for-sale (2)	1,033
Total liabilities of discontinued operations and held-for-sale businesses	$1,033
 _____________________________

(1)	Represents the Company's 17% ownership interest in Eletropaulo.

(2)	Electrica Santiago, the DPL Peaker Assets and Masinloc were classified as held-for-sale as of December 31, 2017. See Note 17—Held-for-Sale and Dispositions for further information.
Excluding the gain on sale, income from discontinued operations and cash flows from operating and investing activities of discontinued operations were immaterial for the three and six months ended June 30, 2018.
The following table summarizes the major line items constituting income from discontinued operations for the three and six months ended June 30, 2017 (in millions):

Income from discontinued operations, net of tax:	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenue — regulated	$862	$1,781
Cost of sales	(823)	(1,697)
Other income and expense items that are not major	(26)	(68)
Income from discontinued operations	$13	$16
Less: Net income attributable to noncontrolling interests	(8)	(9)
Income from discontinued operations attributable to The AES Corporation	$5	$7
Income tax expense	(5)	(7)
Income from discontinued operations, net of tax	$—	$—
The following table summarizes the operating and investing cash flows from discontinued operations for the three and six months ended June 30, 2017 (in millions):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Cash flows provided by (used in) operating activities of discontinued operations	$(43)	$125
Cash flows provided by (used in) investing activities of discontinued operations	7	(120)

17. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Compañia Transmisora del Norte Grande — In June 2018, AES Gener entered into an agreement to sell the transmission lines held by Compañia Transmisora del Norte Grande (“CTNG”) for $220 million, subject to customary purchase price adjustments. The sale is subject to regulatory approval and is expected to close during the second half of 2018. As of June 30, 2018, CTNG was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. CTNG’s carrying value at June 30, 2018 was $95 million. CTNG is reported in the South America SBU reportable segment. Pre-tax income attributable to AES was immaterial for the three and six months ended June 30, 2018 and June 30, 2017, respectively.
Dispositions
Electrica Santiago — In May 2018, AES Gener completed the sale of Electrica Santiago for total proceeds of $307 million, subject to customary post-closing adjustments, resulting in a pre-tax gain on sale of $89 million. Electrica Santiago consisted of four gas and diesel-fired generation plants in Chile. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Electrica Santiago was reported in the South America SBU reportable segment.
Stuart and Killen — In May 2018, DPL retired the co-owned Stuart coal-fired and diesel-fired generating units, and the Killen coal-fired generating unit and combustion turbine. Prior to their retirement, Stuart and Killen were reported in the US and Utilities SBU reportable segment. See Note 14—Asset Impairment Expense for further information.
Masinloc — In March 2018, the Company completed the sale of its entire 51% equity interest in Masinloc for cash proceeds of $1.05 billion, subject to customary post-closing adjustments, resulting in a pre-tax gain on sale of $777 million and U.S. tax expense of $155 million. Masinloc consisted of a coal-fired generation plant in operation, a coal-fired generation plant under construction, and an energy storage facility all located in the Philippines. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Masinloc was reported in the Eurasia SBU reportable segment.
DPL peaker assets — In March 2018, DPL completed the sale of six of its combustion turbine and diesel-fired generation facilities and related assets ("DPL peaker assets") for total proceeds of $239 million, inclusive of estimated working capital and subject to customary post-closing adjustments, resulting in a loss on sale of $2 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to their sale, the DPL peaker assets were reported in the US and Utilities SBU reportable segment.
Beckjord facility — In February 2018, DPL transferred its interest in Beckjord, a coal-fired generation facility retired in 2014, including its obligations to remediate the facility and its site. The transfer resulted in cash expenditures of $15 million, inclusive of disposal charges, and a loss on disposal of $12 million. Prior to the transfer, Beckjord was reported in the US and Utilities SBU reportable segment.
Advancion Energy Storage — In January 2018, the Company deconsolidated the AES Advancion energy storage development business and contributed it to the Fluence joint venture, resulting in a gain on sale of $23 million. See Note 6—Investments in and Advances to Affiliates for further discussion. Prior to the transfer, the AES Advancion energy storage development business was reported as part of Corp and Other.
Kazakhstan CHPs — In April 2017, the Company completed the sale of Ust-Kamenogorsk CHP and Sogrinsk CHP, its combined heating and power coal plants in Kazakhstan, for net proceeds of $24 million. The Company recognized a pre-tax loss on sale of $48 million, primarily related to cumulative translation losses. The sale did not meet the criteria to be reported as discontinued operations. Prior to their sale, the Kazakhstan CHP plants were reported in the Europe SBU reportable segment. See Note 14—Asset Impairment Expense for further information.
Excluding any impairment charges or gain/loss on sale, pre-tax income (loss) attributable to AES of disposed businesses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Masinloc	$—	$29	$9	$52
Stuart and Killen	23	12	30	(8)
Other	3	6	12	22
Total	$26	$47	$51	$66

18. ACQUISITIONS
Guaimbê Solar Complex — In September 2017, AES Tietê executed an investment agreement with Cobra do Brasil to provide approximately $120 million of non-convertible debentures in project financing for the construction of photovoltaic solar plants in Brazil. As of June 30, 2018, $67 million of non-convertible debentures have been executed and distributed to the project. Upon completion of the project, expected in the third quarter of 2018, and subject to the solar plants’ compliance with certain technical specifications defined in the agreement, Tietê expects to acquire the solar complex in exchange for the non-convertible debentures and an additional investment of approximately $45 million.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and six months ended June 30, 2018 and 2017, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended June 30,	2018			2017
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$96	661	$0.15	$53	660	$0.08
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	3	—	—	2	—
DILUTED EARNINGS PER SHARE	$96	664	$0.15	$53	662	$0.08

Six Months Ended June 30,	2018			2017
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$781	661	$1.18	$29	660	$0.04
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	3	—	—	2	—
DILUTED EARNINGS PER SHARE	$781	664	$1.18	$29	662	$0.04

The calculation of diluted earnings per share excluded stock awards and convertible debentures which would be anti-dilutive. The calculation of diluted earnings per share excluded 4 million and 7 million stock awards outstanding for the three and six months ended June 30, 2018 and 2017, respectively, that could potentially dilute basic earnings per share in the future.
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
We have two lines of business. The first business line is generation, where we own and/or operate power plants to generate and sell power to customers such as utilities, industrial users and other intermediaries. The second business line is utilities, where we own and/or operate utilities to generate or purchase, distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial and governmental sectors within a defined service area. In certain circumstances, our utilities also generate and sell electricity on the wholesale market. The generation lines of business are reported within all four of our SBUs and the utilities lines of business are reported within our US and Utilities SBU.

Executive Summary
Compared with last year, the results for the three months ended June 30, 2018 reflect decreased margins primarily due to the sale of the Masinloc power plant in March of 2018 partially offset by higher tariffs in Argentina, higher contracted energy sales in the Dominican Republic, and higher contract prices in Colombia.
Margins increased for the six months ended June 30, 2018 compared to prior year primarily due to higher tariffs in Argentina, higher contracted energy sales in the Dominican Republic, higher contract prices in Colombia, and higher regulated rates and lower maintenance expense at the US SBU partially offset by the sale of the Masinloc power plant in March of 2018.
_____________________________

(1)	See Item 2.—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

Three Months Ended June 30, 2018
Compared with the second quarter of the prior year, diluted earnings per share from continuing operations increased $0.07 to $0.15. This increase reflects a gain on the sale of Electrica Santiago and a prior year loss on sale of the Kazakhstan CHPs. These increases were partially offset by unrealized FX losses and lower margins discussed above.
Adjusted EPS, a non-GAAP measure, remained flat at $0.25, primarily due to lower interest on Parent Company debt, which were offset by higher income tax expense and lower margins discussed above.
Six Months Ended June 30, 2018
Compared with the first half of the prior year, diluted earnings per share from continuing operations increased $1.14 to $1.18 primarily due to the current year gains on sales of Masinloc and Electrica Santiago, prior year loss on sale of the Kazakhstan CHPs and impairments at the Kazakhstan CHPs and HPPs, and DP&L, and higher margins discussed above. These increases were partially offset by a current year impairment in the U.S., unrealized FX losses, current year loss on extinguishment of debt, and a favorable legal settlement at Uruguiana in the prior year.
Adjusted EPS, a non-GAAP measure, increased $0.10, or 24%, to $0.52, primarily driven by higher margins discussed above and lower interest on Parent Company debt, which was partially offset by the prior year favorable impact of a legal settlement at Uruguaiana.
Overview of Q2 2018 Results and Strategic Performance
Strategic Priorities — We continue to advance our transformation.

Improving Risk Profile
●	Closed sales of Philippines businesses and Eletropaulo in Brazil at attractive valuations
●	Allocated $1 billion to prepay Parent debt and strengthen credit ratings
○ Upgraded by S&P to BB+ in March 2018, by Fitch to BB+ in May 2018 and by Moody’s to Ba1 in June 2018
●	AES Gener restructured the 531 MW Alto Maipo hydroelectric project under construction in Chile
●	Expect to receive approval from the Commissions by year-end for two recently settled rate cases at IPL and DPL in the US

Efficiency
●	On track to achieve $100 million cost savings program

Profitable Growth
●	5,725 MW backlog, including 4,252 MW under construction and 1,473 of renewables signed to long-term PPAs
○ Completed 671 MW Eagle Valley CCGT in Indiana
●	Fluence energy storage joint venture signed contracts for 80 MW

Review of Consolidated Results of Operations (unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2018	2017	$ change	% change	2018	2017	$ change	% change
Revenue:
US and Utilities SBU	$995	$1,046	$(51)	-5%	$2,022	$2,093	$(71)	-3%
South America SBU	846	796	50	6%	1,741	1,543	198	13%
MCAC SBU	406	375	31	8%	814	723	91	13%
Eurasia SBU	292	395	(103)	-26%	711	824	(113)	-14%
Corporate and Other	5	6	(1)	-17%	14	20	(6)	-30%
Eliminations	(7)	(5)	(2)	-40%	(25)	(9)	(16)	NM
Total Revenue	2,537	2,613	(76)	-3%	5,277	5,194	83	2%
Operating Margin:
US and Utilities SBU	154	164	(10)	-6%	345	309	36	12%
South America SBU	249	208	41	20%	504	422	82	19%
MCAC SBU	132	115	17	15%	235	194	41	21%
Eurasia SBU	52	121	(69)	-57%	141	241	(100)	-41%
Corporate and Other	14	14	—	—%	36	15	21	NM
Eliminations	(1)	1	(2)	NM	(5)	(1)	(4)	NM
Total Operating Margin	600	623	(23)	-4%	1,256	1,180	76	6%
General and administrative expenses	(35)	(49)	14	-29%	(91)	(103)	12	-12%
Interest expense	(263)	(276)	13	-5%	(544)	(563)	19	-3%
Interest income	76	59	17	29%	152	122	30	25%
Gain (loss) on extinguishment of debt	(6)	(12)	6	-50%	(176)	5	(181)	NM
Other expense	(4)	(7)	3	-43%	(13)	(31)	18	-58%
Other income	7	14	(7)	-50%	20	87	(67)	-77%
Gain (loss) on disposal and sale of businesses	89	(48)	137	NM	877	(48)	925	NM
Asset impairment expense	(92)	(90)	(2)	2%	(92)	(258)	166	-64%
Foreign currency transaction gains (losses)	(30)	12	(42)	NM	(49)	(8)	(41)	NM
Income tax expense	(132)	(86)	(46)	53%	(363)	(153)	(210)	NM
Net equity in earnings of affiliates	14	2	12	NM	25	9	16	NM
INCOME FROM CONTINUING OPERATIONS	224	142	82	58%	1,002	239	763	NM
Income (loss) from operations of discontinued businesses, net of income tax expense of $2, $5, $2 and $7, respectively	(4)	8	(12)	NM	(5)	9	(14)	NM
Gain from disposal of discontinued businesses, net of income tax expense of $42, $0, $42 and $0, respectively	196	—	196	NM	196	—	196	NM
NET INCOME	416	150	266	NM	1,193	248	945	NM
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(126)	(97)	(29)	30%	(219)	(219)	—	—%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$290	$53	$237	NM	$974	$29	$945	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$96	$53	$43	81%	$781	$29	$752	NM
Income from discontinued operations, net of tax	194	—	194	NM	193	—	193	NM
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$290	$53	$237	NM	$974	$29	$945	NM
Net cash provided by operating activities	$399	$254	$145	57%	$914	$962	$(48)	-5%
DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$—	—%	$0.13	$0.12	$0.01	8%
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

Consolidated Revenue and Operating Margin
Three months ended June 30, 2018
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $76 million, or 3%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Excluding an unfavorable FX impact of $2 million, this decrease was driven by:

•
$115 million decrease in Eurasia primarily due to the sale of the Masinloc power plant in March 2018, as well as the sale of the Kazakhstan CHPs and expiration of the Kazakhstan hydroelectric concession agreement in 2017; and

•	$51 million in US and Utilities driven primarily by lower volume at DPL due to the sale and closure of several generation facilities.
These unfavorable impacts were partially offset by increases of:

•	$63 million in South America mainly due to higher contract and spot sales in Colombia and Chile as well as higher capacity prices in Argentina resulting from market reforms enacted in 2017; and

•	$33 million in MCAC driven primarily by higher contracted energy sales in the Dominican Republic, mainly resulting from the commencement of the combined cycle operations at Los Mina in June 2017.

Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $23 million, or 4%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Excluding the favorable impact of FX of $6 million, primarily in Eurasia, this decrease was driven by:
•$73 million decrease in Eurasia mostly due to the sale of businesses discussed above.
This unfavorable impact was partially offset by increases of:

•	$38 million in South America due to the drivers discussed above; and

•	$17 million in MCAC mostly due to the drivers discussed above.

Six months ended June 30, 2018
Revenue
(in millions)
Consolidated Revenue — Revenue increased $83 million, or 2%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Excluding the favorable FX impact of $27 million, primarily in Eurasia due to appreciation of the Euro and British pound against USD, this increase was driven by:

•	$212 million in South America primarily due to higher capacity prices in Argentina resulting from market reforms enacted in 2017 as well as higher contract sales and prices in Colombia and Chile; and

•
$91 million in MCAC primarily due to higher pass-through fuel prices in Mexico as well as higher contracted energy sales in Dominican Republic due to commencement of the combined cycle operations at Los Mina in June 2017.

These favorable impacts were partially offset by decreases of:

•
$153 million in Eurasia due to the sale of the Masinloc power plant in March 2018, as well as the sale of the Kazakhstan CHPs and expiration of the Kazakhstan hydroelectric concession agreement in 2017; and

•	$71 million in US and Utilities driven primarily by lower volume at DPL due to the sale and closure of several generation facilities.

Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $76 million, or 6%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Excluding the favorable impact of FX of $13 million, primarily driven by Eurasia, this increase was driven by increases of:

•	$79 million in South America mostly due to drivers discussed above;

•	$41 million in MCAC mostly due to the drivers discussed above as well as improved hydrology in Panama; and

•	$36 million in US and Utilities primarily driven by higher regulated rates approved in November 2017 and lower maintenance costs due to asset sales and expected plant closures at DPL.
These favorable impacts were partially offset by a decrease of $111 million in Eurasia due to the drivers discussed above, and the unfavorable impact of MTM derivative adjustments at Kilroot.

See Item 2.—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $14 million, or 29%, to $35 million for the three months ended June 30, 2018, compared to $49 million for the three months ended June 30, 2017, primarily due to reduced people costs and professional fees.
General and administrative expenses decreased $12 million, or 12%, to $91 million for the six months ended June 30, 2018, compared to $103 million for the six months ended June 30, 2017, primarily due to reduced people costs and professional fees.
Interest expense
Interest expense decreased $13 million, or 5%, to $263 million for the three months ended June 30, 2018, compared to $276 million for the three months ended June 30, 2017, and decreased $19 million, or 3%, to $544 million for the six months ended June 30, 2018, compared to $563 million for the six months ended June 30, 2017. These increases were primarily due to the reduction in Parent Company debt and favorable impacts from interest rate swaps at Alto Maipo, partially offset by an increase in debt at Tietê related to the construction of solar plants and the acquisition of Alto Sertão in August 2017.
Interest income
Interest income increased $17 million, or 29%, to $76 million for the three months ended June 30, 2018, compared to $59 million for the three months ended June 30, 2017, and increased $30 million, or 25%, to $152 million for the six months ended June 30, 2018, compared to $122 million for the six months ended June 30, 2017. These increases were primarily due to the higher financing component of contract consideration as a result of the adoption of the new revenue recognition standard.
Gain (loss) on extinguishment of debt
Loss on extinguishment of debt decreased $6 million, or 50%, to $6 million for the three months ended June 30, 2018, compared to $12 million for the three months ended June 30, 2017. This decrease was primarily due to a $6 million loss at DPL in 2018 compared to losses of $6 million and $5 million in 2017 at the Parent Company and Tietê, respectively.
Loss on extinguishment of debt increased $181 million to $176 million for the six months ended June 30, 2018, compared to a gain of $5 million for the six months ended June 30, 2017. This increase was primarily due to losses at the Parent Company of $169 million resulting from the redemption of senior notes in 2018 as compared to a gain on early retirement of debt at AES Argentina of $65 million in 2017. The increase was partially offset by a loss at the Parent Company in 2017 of $47 million on the redemption of two senior unsecured notes.
See Note 7—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income decreased $7 million, or 50%, to $7 million for the three months ended June 30, 2018, compared to $14 million for the three months ended June 30, 2017. This decrease was primarily due to a decrease in the allowance for equity funds used during construction at IPALCO as a result of decreased construction activity.
Other income decreased $67 million, or 77%, to $20 million for the six months ended June 30, 2018, compared to $87 million for the six months ended June 30, 2017. This decrease was primarily due to the 2017 favorable settlement of legal proceedings at Uruguaiana related to YPF's breach of the parties’ gas supply agreement and the decrease in the allowance for equity funds used during construction at IPALCO.
Other expense decreased $3 million, or 43%, to $4 million for the three months ended June 30, 2018, compared to $7 million for the three months ended June 30, 2017. This decrease was primarily due to the write-off of water rights in the Andes SBU for projects that were no longer being pursued in 2017.
Other expense decreased $18 million, or 58%, to $13 million for the six months ended June 30, 2018, compared to $31 million for the six months ended June 30, 2017. This decrease was primarily due to the loss on disposal of assets at DPL as a result of the decision made in 2017 to close the coal-fired and diesel-fired generating units at Stuart and Killen on or before June 1, 2018.

See Note 13—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain (loss) on disposal and sale of businesses
Gain on disposal and sale of businesses was $89 million for the three months ended June 30, 2018 due to the gain on sale of Electrica Santiago.
Gain on disposal and sale of businesses was $877 million for the six months ended June 30, 2018, primarily due to the $777 million gain on sale of Masinloc and the $89 million gain on sale of Electrica Santiago.
Loss on disposal and sale of businesses was $48 million for the three and six months ended June 30, 2017 due to the loss on sale of Kazakhstan CHPs.
See Note 17—Held-for-Sale and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense increased $2 million, or 2%, to $92 million for the three months ended June 30, 2018, compared to $90 million for the three months ended June 30, 2017, mainly driven by a current period impairment in the U.S. due to an unfavorable economic outlook resulting in uncertainty around future cash flows at a generation facility, partially offset by a prior year impairment recognized in Kazakhstan due to the classification of the hydroelectric plants as held-for-sale.
Asset impairment expense decreased $166 million, or 64%, to $92 million for the six months ended June 30, 2018, compared to $258 million for the six months ended June 30, 2017, primarily due to prior year impairment of $184 million recognized in Kazakhstan due to the classification of the CHPs and HPPs as held-for-sale and at DPL as a result of the decision to close the coal-fired and diesel-fired generating units at Stuart and Killen, partially offset by an impairment in the current year in the U.S. due to an unfavorable economic outlook resulting in uncertainty around future cash flows at a generation facility.
See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018		2017	2018	2017
Corporate	$12		$10	$19	$(4)
Argentina	(33)		3	(46)	(5)
Colombia	7		(12)	(2)	(11)
Chile	(8)		(4)	(15)	(6)
Bulgaria	(8)	—	6	(4)	7
Other	—		9	(1)	11
Total (1)	$(30)		$12	$(49)	$(8)
___________________________________________

(1)
Includes $44 million of gains and $5 million of losses on foreign currency derivative contracts for the three months ended June 30, 2018 and 2017, respectively, and $31 million of gains and $38 million of losses for the six months ended June 30, 2018 and 2017, respectively.

The Company recognized net foreign currency transaction losses of $30 million and $49 million for the three and six months ended June 30, 2018, respectively, primarily due to unrealized losses associated with the devaluation of long-term receivables denominated in Argentine pesos and their associated derivatives. These losses were partially offset by gains at the Parent Company related to foreign currency derivatives.
The Company recognized net foreign currency transaction gains of $12 million for the three months ended June 30, 2017, primarily due to gains from intercompany notes at the Parent Company. These gains were partially offset by losses on foreign currency derivatives in Colombia resulting from the change in functional currency.
The Company recognized net foreign currency transaction losses of $8 million for the six months ended June 30, 2017, primarily due to losses on foreign currency derivatives in Colombia resulting from the change in functional currency.
Income tax expense
Income tax expense increased $46 million to $132 million for the three months ended June 30, 2018, compared to $86 million for the three months ended June 30, 2017. The Company’s effective tax rates were 39%

and 38% for the three months ended June 30, 2018 and 2017, respectively. This net increase was primarily due to the 2018 inclusion of income in the U.S. under the new GILTI provision, partially offset by the net unfavorable foreign currency effects at certain of our Argentine and Mexican subsidiaries during the second quarter of 2017.
Income tax expense increased $210 million to $363 million for the six months ended June 30, 2018, compared to $153 million for the six months ended June 30, 2017. The Company’s effective tax rates were 27% and 40% for the six months ended June 30, 2018 and 2017, respectively. This net decrease in the effective tax rate was primarily due to the impact of the sale of the Company’s entire 51% equity interest in Masinloc. See Note 17—Held-for-Sale and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for details of the sale.
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
Net equity in earnings of affiliates
Net equity in earnings of affiliates increased $12 million to $14 million for the three months ended June 30, 2018, compared to $2 million for the three months ended June 30, 2017, and $16 million to $25 million for the six months ended June 30, 2018, compared to $9 million for the six months ended June 30, 2017. The increases for the three- and six-month periods were primarily due to earnings at sPower, which was purchased in the third quarter of 2017, and increased revenues at OPGC, partially offset by losses at Fluence, which was formed in the first quarter of 2018.
Net income from discontinued operations
Net income from discontinued operations was $192 million and $191 million for the three and six months ended June 30, 2018 respectively, compared to $8 million and $9 million for the three and six months ended June 30, 2017 respectively, primarily due to the after-tax gain on sale of Eletropaulo of $196 million recognized in the second quarter of 2018.
See Note 16—Discontinued Operations included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the Eletropaulo discontinued operations.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries increased $29 million, or 30%, to $126 million for the three months ended June 30, 2018, compared to $97 million for the three months ended June 30, 2017. This increase was primarily due to:

•	Current year gain on sale of Electrica Santiago;

•	Higher earnings in Colombia primarily due to higher contract sales and prices; and

•
Higher earnings in Vietnam due to the adoption of the new revenue recognition standard (See Note 1—Financial Statement Presentation included in Item 1.—Financial Statements of this Form 10-Q for further information).

These increases were offset by:

•	Lower earnings at Tietê primarily due to higher interest expense due to non-recourse debt issued in 2018 and the assumption of debt for the acquisition of Alto Sertão in August 2017; and

•	Lower earnings due to the deconsolidation of Eletropaulo in November 2017 and the sale of Masinloc in March 2018.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries was $219 million for the six months ended June 30, 2018 and June 30, 2017. This was primarily due to:

•	Current year gain on sale of Electrica Santiago;

•	Higher earnings in Colombia primarily due to higher contract sales and prices; and

•
Higher earnings in Vietnam due to the adoption of the new revenue recognition standard (See Note 1—Financial Statement Presentation included in Item 1.—Financial Statements of this Form 10-Q for further information).

These increases were offset by:

•	Lower earnings at Tietê primarily due to higher interest expense due to non-recourse debt issued in 2018 and the assumption of debt for the acquisition of Alto Sertão in August 2017;

•	Prior year favorable impact of a legal settlement at Uruguaiana; and

•	Lower earnings due to the deconsolidation of Eletropaulo in November 2017 and the sale of Masinloc in March 2018.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation increased $237 million to $290 million for the three months ended June 30, 2018, compared to $53 million for the three months ended June 30, 2017. This increase was primarily due to:

•	Current year gains on the sales of Eletropaulo (reflected within discontinued operations) and Electrica Santiago, net of tax;

•	Prior year loss on sale of Kazakhstan CHPs;

•	Prior year asset impairment at Kazakhstan HPPs; and

•	Higher margins at our South America and MCAC SBUs in the current year.
These increases were partially offset by:

•	Current year asset impairment in the U.S.;

•	Current year unrealized foreign exchange losses primarily due to the devaluation of the Argentine peso; and

•	Lower margins in the current year at our Eurasia SBU as a result of the sales of Masinloc and Kazakhstan.
Net income attributable to The AES Corporation increased $945 million to $974 million for the six months ended June 30, 2018, compared to $29 million for the six months ended June 30, 2017. This increase was primarily due to:

•	Current year gains on the sales of Masinloc, Eletropaulo (reflected within discontinued operations), and Electrica Santiago, net of tax;

•	Prior year loss on sale of Kazakhstan CHPs;

•	Prior year asset impairments in Kazakhstan and DP&L; and

•	Higher margins at our US and Utilities, South America and MCAC SBUs in the current year.
These increases were partially offset by:

•	Current year impairment in the U.S.;

•	Current year loss and prior year gain on extinguishment of debt;

•	Current year unrealized foreign exchange losses primarily due to the devaluation of the Argentine peso;

•	Prior year favorable impact of a legal settlement at Uruguaiana; and

•	Lower margins in the current year at our Eurasia SBU as a result of the sales of Masinloc and Kazakhstan.
SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC, and Adjusted EPS are non-GAAP supplemental measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts and lenders. The Adjusted Operating Margin and Adjusted PTC by SBU for the three and six months ended June 30, 2018 and June 30, 2017 are shown below.
Effective January 1, 2018, the Company changed the definition of Adjusted PTC and Adjusted EPS to exclude unrealized gains or losses from equity securities resulting from a newly effective accounting standard. We believe excluding these gains or losses provides a more accurate picture of continuing operations. Factors in this determination include the variability due to unrealized gains or losses related to equity securities remeasurement.
In addition, effective for the year beginning January 1, 2018, the Company no longer discloses Consolidated Free Cash Flow, as the Company believes this metric does not accurately reflect the Company's ownership interests in the underlying businesses given the high level of cash flow attributable to noncontrolling interests.

Adjusted Operating Margin
We define Adjusted Operating Margin as Operating Margin, adjusted for the impact of NCI, excluding (a) unrealized gains or losses related to derivative transactions; (b) benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures; and (c) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation.
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

Reconciliation of Adjusted Operating Margin (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Margin	$600	$623	$1,256	$1,180
Noncontrolling interests adjustment	(166)	(170)	(342)	(338)
Unrealized derivative losses (gains)	(3)	(8)	7	(10)
Disposition/acquisition losses	4	6	13	9
Restructuring costs	—	—	3	—
Total Adjusted Operating Margin	$435	$451	$937	$841
Adjusted PTC
We define Adjusted PTC as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.
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

Reconciliation of Adjusted PTC (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income from continuing operations, net of tax, attributable to The AES Corporation	$96	$53	$781	$29
Income tax expense attributable to The AES Corporation	93	50	291	70
Pretax contribution	189	103	1,072	99
Unrealized derivative and equity securities losses (gains)	(24)	2	(12)	1
Unrealized foreign currency losses (gains)	52	(24)	49	(33)
Disposition/acquisition losses (gains)	(61)	56	(839)	108
Impairment expense	92	94	92	262
Losses (gains) on extinguishment of debt	7	11	178	(5)
Restructuring costs (1)	—	—	3	—
Total Adjusted PTC	$255	$242	$543	$432
_____________________________

(1)	In February 2018, the Company announced a reorganization as a part of its ongoing strategy to simplify its portfolio, optimize its cost structure and reduce its carbon intensity.

Adjusted EPS
We define Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation; and (g) tax benefit or expense related to the enactment effects of 2017 U.S. tax law reform.
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

Reconciliation of Adjusted EPS	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Diluted earnings per share from continuing operations	$0.15		$0.08		$1.18		$0.04
Unrealized derivative and equity securities losses (gains)	(0.04)		—		(0.02)		—
Unrealized foreign currency losses (gains)	0.08	(1)	(0.03)		0.07	(2)	(0.04)
Disposition/acquisition losses (gains)	(0.09)	(3)	0.08	(4)	(1.26)	(5)	0.16	(6)
Impairment expense	0.14	(7)	0.14	(8)	0.14	(7)	0.40	(9)
Losses (gains) on extinguishment of debt	0.01		0.02		0.27	(10)	(0.01)
Less: Net income tax expense (benefit)	—		(0.04)	(11)	0.14	(12)	(0.13)	(13)
Adjusted EPS	$0.25		$0.25		$0.52		$0.42
_____________________________

(1)
Amount primarily relates to unrealized FX losses of $20 million, or $0.03 per share, associated with the devaluation of long-term receivables denominated in Argentine pesos, and unrealized FX losses of $16 million, or $0.02 per share, on intercompany receivables denominated in Euros at the Parent Company.

(2)
Amount primarily relates to unrealized FX losses of $22 million, or $0.03 per share, associated with the devaluation of long-term receivables denominated in Argentine pesos, and unrealized FX losses of $12 million, or $0.02 per share, associated with the devaluation of receivables denominated in Chilean pesos.

(3)
Amount primarily relates to gain on sale of Electrica Santiago of $49 million, or $0.07 per share, and realized derivative gains associated with the sale of Eletropaulo of $17 million, or $0.03 per share.

(4)	Amount primarily relates to loss on sale of Kazakhstan CHPs of $48 million, or $0.07 per share.

(5)
Amount primarily relates to gain on sale of Masinloc of $777 million, or $1.17 per share, gain on sale of Electrica Santiago of $49 million, or $0.07 per share, and realized derivative gains associated with the sale of Eletropaulo of $17 million, or $0.03 per share.

(6)
Amount primarily relates to loss on sale of Kazakhstan CHPs of $48 million, or $0.07 per share, realized derivative losses associated with the sale of Sul of $38 million, or $0.06 per share, and costs associated with early plant closures at DPL of $20 million, or $0.03 per share.

(7)	Amount primarily relates to the asset impairment at a U.S. generation facility of $83 million, or $0.13 per share.

(8)	Amount primarily relates to asset impairments at Kazakhstan HPPs of $90 million, or $0.14 per share.

(9)	Amount primarily relates to asset impairments at Kazakhstan HPPs of $90 million, or $0.14 per share, Kazakhstan CHPs of $94 million, or $0.14 per share, and DPL of $66 million, or $0.10 per share.

(10)	Amount primarily relates to loss on early retirement of debt at the Parent Company of $169 million, or $0.26 per share.

(11)	Amount primarily relates to the income tax benefit associated with asset impairments of $30 million, or $0.05 per share.

(12)	Amount primarily relates to the income tax expense under the GILTI provision associated with gain on sale of Masinloc of $155 million, or $0.23 per share, and income tax expense associated with the gain on sale of Electrica Santiago of $23 million, or $0.04 per share; partially offset by income tax benefits associated with the loss on early retirement of debt at the Parent Company of $52 million, or $0.08 per share, and income tax benefits associated with the impairment at a U.S. generation facility of $26 million, or $0.04 per share.

(13)	Amount primarily relates to the income tax benefit associated with asset impairments of $81 million, or $0.12 per share.
US AND UTILITIES SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating Margin	$154	$164	$(10)	-6%	$345	$309	$36	12%
Adjusted Operating Margin (1)	134	$146	(12)	-8%	314	277	37	13%
Adjusted PTC (1)	76	89	(13)	-15%	196	150	46	31%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2017 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended June 30, 2018 decreased by $10 million, or 6%, with no material drivers.
Adjusted Operating Margin decreased by $12 million primarily due to a $7 million decrease in Hawaii related to the timing of annual planned outages and related maintenance expense in 2018, excluding unrealized gains on derivatives and costs due to early plant closures at DPL.
Adjusted PTC decreased by $13 million, driven by the decrease in Adjusted Operating Margin described above.
Operating Margin for the six months ended June 30, 2018 increased by $36 million, or 12%, which was driven primarily by the following (in millions):

Increase at DPL due to the sale and closure of generating facilities, primarily related to lower maintenance expense	$18
Higher regulated rates at DPL following the approval of the 2017 ESP	17
Increase at Hawaii primarily due to higher availability related to forced outages in 2017	7
Decrease at Buffalo Gap 2 due to lower pricing as a result of the expiration of the PPA at the end of 2017	(10)
Other	4
Total US and Utilities SBU Operating Margin Increase	$36
Adjusted Operating Margin increased by $37 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives and costs due to early plant closures.
Adjusted PTC increased by $46 million, driven by the increase in Adjusted Operating Margin described above as well as the HLBV allocation of noncontrolling interest earnings at Buffalo Gap.
SOUTH AMERICA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating Margin	$249	$208	$41	20%	$504	$422	$82	19%
Adjusted Operating Margin (1)	144	119	25	21%	299	231	68	29%
Adjusted PTC (1)	117	95	22	23%	253	222	31	14%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2017 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended June 30, 2018 increased by $41 million, or 20%, which was driven primarily by the following (in millions):

Increases in Colombia mainly related to higher contract prices and higher contract and spot sales	$22
Increases in Argentina primarily due to higher regulated tariffs resulting from market reforms enacted in 2017 and lower fixed costs primarily due to the devaluation of the Argentine peso	14
Increase in Chile due to the commencement of new PPAs	13
Other	(8)
Total South America SBU Operating Margin Increase	$41

Adjusted Operating Margin increased by $25 million due to the drivers above, adjusted for NCI and excluding restructuring charges.
Adjusted PTC increased by $22 million, mainly driven by the increase in Adjusted Operating Margin described above and lower interest expense in Chile, partially offset by higher interest expense in Brazil and higher foreign currency losses at Argentina.
Operating Margin for the six months ended June 30, 2018 increased by $82 million, or 19%, which was driven primarily by the following (in millions):

Increases in Argentina primarily due to higher regulated tariffs resulting from market reforms enacted in 2017 and lower fixed costs primarily due to the devaluation of the Argentine peso	$44
Increases in Colombia mainly related to higher contract prices	27
Increase in Chile due to the commencement of new PPAs	22
Other	(11)
Total South America SBU Operating Margin Increase	$82
Adjusted Operating Margin increased by $68 million due to the drivers above, adjusted for NCI and excluding restructuring charges.
Adjusted PTC increased by $31 million, mainly due to the increase in Adjusted Operating Margin described above and lower interest expense in Chile, partially offset by a $28 million decrease associated with a gain recognized in the prior year from the settlement of a legal dispute with YPF at Uruguaiana, higher interest expense in Brazil, and a $9 million decrease from higher realized foreign currency losses in Argentina.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating Margin	$132	$115	$17	15%	$235	$194	$41	21%
Adjusted Operating Margin (1)	102	91	11	12%	176	154	22	14%
Adjusted PTC (1)	81	72	9	13%	134	118	16	14%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2017 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended June 30, 2018 increased by $17 million, or 15%, which was driven primarily by the following (in millions):

Higher contracted energy sales in Dominican Republic mainly driven by the commencement of operations at the Los Mina combined cycle facility in June 2017 and lower forced maintenance outages	$22
Other	(5)
Total MCAC SBU Operating Margin Increase	$17
Adjusted Operating Margin increased by $11 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased by $9 million, mainly driven by the increase in Adjusted Operating Margin as described above.
Operating Margin for the six months ended June 30, 2018 increased by $41 million, or 21%, which was driven primarily by the following (in millions):

Higher contracted energy sales in Dominican Republic mainly driven by the commencement of operations at the Los Mina combined cycle facility in June 2017 and lower forced maintenance outages	$35
Higher availability driven by improved hydrology in Panama	20
Other	(14)
Total MCAC SBU Operating Margin Increase	$41
Adjusted Operating Margin increased by $22 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased by $16 million, mainly driven by the increase in Adjusted Operating Margin as described above.

EURASIA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating Margin	$52	$121	$(69)	-57%	$141	$241	$(100)	-41%
Adjusted Operating Margin (1)	43	82	(39)	-48%	121	168	(47)	-28%
Adjusted PTC (1)	55	80	(25)	-31%	138	157	(19)	-12%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2017 Form 10-K for the respective ownership interest for key businesses.

Including favorable FX impacts of $3 million, Operating Margin for the three months ended June 30, 2018 decreased by $69 million, or 57%, which was driven primarily by the following (in millions):

Impact of the sale of Masinloc power plant in March 2018	$(42)
Impact of the sale of the Kazakhstan CHPs and the expiration of hydro concession in 2017	(13)
Unfavorable MTM valuation of commodity swaps in Kilroot	(7)
Other	(7)
Total Eurasia SBU Operating Margin Decrease	$(69)
Adjusted Operating Margin decreased by $39 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives and costs due to early plant closures.
Adjusted PTC decreased by $25 million, driven by the decrease in the Adjusted Operating Margin discussed above, partially offset by positive impact in Vietnam due to increased interest income from the higher financing component of contract consideration as a result of adoption of the new revenue recognition standard in 2018.
Including favorable FX impacts of $10 million, Operating Margin for the six months ended June 30, 2018 decreased by $100 million, or 41%, which was driven primarily by the following (in millions):

Impact of the sale of Masinloc power plant in March 2018	$(53)
Impact of the sale of the Kazakhstan CHPs and the expiration of hydro concession in 2017	(28)
Unfavorable MTM valuation of commodity swaps in Kilroot	(14)
Negative impact in Vietnam due to adoption of the new revenue recognition standard in 2018	(10)
Higher electricity prices in the United Kingdom	7
Other	(2)
Total Eurasia SBU Operating Margin Decrease	$(100)
Adjusted Operating Margin decreased by $47 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives and costs due to early plant closures.
Adjusted PTC decreased by $19 million, driven by the decrease in Adjusted Operating Margin discussed above, partially offset by the positive impact in Vietnam due to increased interest income from the higher financing component of contract consideration as a result of adoption of the new revenue recognition standard in 2018.
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
Alto Maipo
As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2017 Form 10-K, Alto Maipo has experienced construction difficulties which have resulted in increased projected costs over the original $2 billion budget. Construction at the project is continuing, and the project is 68% complete.

In February 2018, Alto Maipo entered into a new construction contract with Strabag. The new contract is fixed-price and lump sum, transfers geological and construction risk to Strabag and provides a date certain for completion with strong performance and completion guarantees.
In May 2018, Alto Maipo and the project’s senior lenders executed the financial restructuring of the project. The restructuring, among other things, includes additional funding commitments of up to $400 million by AES Gener, of which $200 million will be contributed and matched by an equal contribution of debt by the project lenders and another $200 million will be contributed by AES Gener towards the completion of the project, once the lenders have disbursed $688 million of their commitments and only to the extent needed to fund project costs. Any unused portion of AES Gener’s commitment will be used to prepay project debt.
If Alto Maipo is unable to meet certain construction milestones, there could be a material impact to the financing and value of the project which could have a material impact on the Company. The carrying value of long-lived assets and deferred tax assets of Alto Maipo as of June 30, 2018 was approximately $1.7 billion and $50 million, respectively. Management believes the carrying value of the long-lived asset group is recoverable as of June 30, 2018. In addition, management believes it is more likely than not the deferred tax assets will be realized; however, they could be reduced if estimates of future taxable income are decreased.
Macroeconomic and Political
During the past few years, economic conditions in some countries where our subsidiaries conduct business have destabilized. Changes in global economic conditions could have an adverse impact on our businesses in the event these recent trends continue.
Puerto Rico — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2017 Form 10-K, our subsidiaries in Puerto Rico have long-term PPAs with state-owned PREPA, which has been facing economic challenges that could result in a material adverse effect on our business in Puerto Rico.
AES Puerto Rico and AES Ilumina’s non-recourse debt of $328 million and $35 million, respectively, continue to be in default and are classified as current as of June 30, 2018 as a result of PREPA´s bankruptcy filing in July 2017. In November 2017, AES Puerto Rico signed a Forbearance and Standstill Agreement with its lenders to prevent the lenders from taking any action against the Company due to the default events which expired on March 22, 2018. After making payments of all outstanding overdue principal amounts, the Company is in compliance with its debt payment obligations as of June 30, 2018.
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
The Company's receivable balances in Puerto Rico as of June 30, 2018 totaled $59 million, of which $15 million was overdue. Despite the disruption caused by the hurricanes and the Title III protection, PREPA has been making payments to the generators in line with historical payment patterns.
Considering the information available as of the filing date, Management believes the carrying amount of our assets in Puerto Rico of $615 million is recoverable as of June 30, 2018.
Argentina — During the second quarter of 2018, all of the three-year cumulative inflation rates commonly used to evaluate Argentina’s inflation exceeded 100%. Therefore, Argentina’s economy was determined to be highly inflationary. Since the tariffs and debt at our primary businesses in Argentina are denominated in USD, the functional currency of those businesses is USD. As such, the determination that the Argentina economy is highly inflationary is not expected to have a material impact on the Company’s financial statements.
Regulatory
IPL Rate Case — In December 2017, IPL filed a petition with the IURC requesting an increase to its basic rates and charges primarily to recover the cost of the new CCGT at Eagle Valley. The requested increase was proposed to coincide with the completion of the CCGT, which was completed in the second quarter of 2018. IPL’s proposed increase was $125 million annually, or 9%. In February 2018, IPL filed an update to the petition to reflect the newly enacted U.S. tax law, which reduced the revenue increase IPL is seeking to $97 million, or 7%. In July 2018, IPL filed with the IURC an uncontested settlement agreement made with the intervening parties in the rate case, which revised the revenue increase IPL is seeking to $44 million, or 3%. An order on this proceeding will likely be issued by the IURC by the fourth quarter of 2018.
DP&L Rate Case — In November 2015, DP&L filed a distribution rate case which sought an increase to distribution revenues of $66 million per year, recovery of certain regulatory assets, and two new riders to recover certain costs on an ongoing basis. It has proposed a modified rate design, which would increase the monthly customer charge, in an effort to decouple distribution revenues from electric sales. In June 2018, DP&L entered into a stipulation and recommendation with various intervening parties and the PUCO staff with respect to the pending distribution rate case filing. If this stipulation is approved, it would establish a revenue requirement of $248 million for DP&L's electric service base distribution rates which reflects an increase to distribution revenues of $30 million per year. The evidentiary hearing on the settlement was completed on July 24, 2018. An order on this proceeding is expected to be issued by the PUCO in the fourth quarter of 2018.
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
Considering the information available as of the filing date, Management believes the carrying value of our long-lived assets at Maritza of approximately $1.1 billion is recoverable as of June 30, 2018.
Foreign Exchange Rates
We operate in multiple countries and as such, are subject to volatility in exchange rates at the subsidiary level between our functional currency, USD, and currencies of the countries in which we operate. In 2018, the Argentine peso devalued significantly against the USD. Continued material devaluation of the Argentine peso against the USD could have an impact on our full year 2018 results. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Impairments
Long-lived Assets — During the six months ended June 30, 2018, the Company recognized asset impairment expense of $92 million. See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this asset impairment expense, the carrying value of the long-lived asset groups, including those that were assessed and not impaired, totaled $127 million at June 30, 2018.
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
Waste Management — In the course of operations, the Company's facilities generate solid and liquid waste materials requiring eventual disposal or processing. The Company endeavors to ensure that all of its solid and liquid wastes are managed in accordance with applicable national, regional, state and local regulations. In October 2015, an EPA rule became effective that regulates coal combustion residuals (“CCR”), which are produced by our coal-fired facilities. Some of those facilities dispose CCR onsite in engineered, permitted landfills. The EPA rule established criteria for the beneficial use of CCR within the US, as well as nationally applicable minimum criteria for the disposal of CCR as nonhazardous solid waste in new and currently operating landfills and surface impoundments, and may impose closure and/or corrective action requirements for existing CCR landfills and impoundments under certain specified conditions. The EPA has indicated that they will implement a phased approach to amending the CCR rule with Phase One being finalized no later than June 2019, and Phase Two no later than December 2019. On July 30, 2018, the EPA published final CCR Rule Amendments (Phase One, Part One) in the Federal Register. The CCR rule, current or proposed amendments to the CCR rule, and the results of groundwater monitoring data could have a material impact on our business, financial condition or results of operations.
Capital Resources and Liquidity
Overview — As of June 30, 2018, the Company had unrestricted cash and cash equivalents of $1.1 billion, of which $151 million was held at the Parent Company and qualified holding companies. The Company also had $856 million in short-term investments, held primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $1 billion. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.5 billion and $4.1 billion, respectively.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to indebtedness under its $518 million outstanding secured term loan due in 2022 and drawings of $327 million under its senior secured credit facility. On a consolidated basis, of the Company’s $19.6 billion of total debt outstanding as of June 30, 2018, approximately $2.3 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $680 million of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At June 30, 2018, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $743 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At June 30, 2018, we had $273 million in letters of credit outstanding provided under our unsecured credit facility and $86 million in letters of credit outstanding provided under our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended June 30, 2018, the Company paid letter of credit fees ranging from 1.07% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables — As of June 30, 2018, the Company had approximately $155 million of accounts receivable classified as Noncurrent assets—other, primarily related to certain of its generation businesses in Argentina and Panama. These noncurrent receivables mostly consist of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond June 30, 2019, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—Argentina—Regulatory Framework included in our 2017 Form 10-K for further information.
As of June 30, 2018, the Company had approximately $1.5 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25 year term of the plant’s PPA. See Note 12—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses

The primary sources of cash for the Company in the six months ended June 30, 2018 were proceeds from the sales of businesses, debt financings, and net income, adjusted for non-cash items. The primary uses of cash in the six months ended June 30, 2018 were repayments of debt, capital expenditures, and purchases of short-term investments.
The primary sources of cash for the Company in the six months ended June 30, 2017 were debt financings, sales of short-term investments, and net income, adjusted for non-cash items. The primary uses of cash in the six months ended June 30, 2017 were repayments of debt, purchases of short-term investments, and capital expenditures.
A summary of cash-based activities are as follows (in millions):

	Six Months Ended June 30,
Cash Sources:	2018	2017
Proceeds from the sales of businesses, net of cash & restricted cash sold	$1,808	$33
Issuance of recourse debt	1,000	525
Borrowings under revolving credit facilities	1,133	538
Issuance of non-recourse debt	1,192	1,832
Net income, adjusted for non-cash items(1)	1,170	1,256
Sale of short-term investments	418	1,930
Other	139	50
Total Cash Sources	$6,860	$6,164

Cash Uses:
Repayments of recourse debt	$(1,781)	$(860)
Repayments under revolving credit facilities	(1,042)	(524)
Repayments of non-recourse debt	(841)	(982)
Capital expenditures	(994)	(1,123)
Purchase of short-term investments	(938)	(1,876)
Increase in working capital(2)	(256)	(294)
Payments for financed capital expenditures	(120)	(61)
Distributions to noncontrolling interests	(128)	(184)
Payments for financing fees	(25)	(80)
Dividends paid on AES common stock	(172)	(158)
Contributions to equity affiliates	(90)	(43)
Other	(119)	(58)
Total Cash Uses	$(6,506)	$(6,243)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$354	$(79)
_____________________________

(1)	Refer to the table within the Operating Activities section below for a reconciliation of non-cash items affecting net income during the applicable period.

(2)	Refer to the table within the Operating Activities section below for explanations of the variance in working capital requirements.
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative six month period (in millions):

	Six Months Ended June 30,
Cash flows provided by (used in):	2018	2017	$ Change
Operating activities	$914	$962	$(48)
Investing activities	120	(1,096)	1,216
Financing activities	(729)	64	(793)
Operating Activities
The following table summarizes the key components of our consolidated operating cash flows (in millions):

	Six Months Ended June 30,
	2018	2017	$ Change
Net income	$1,193	$248	$945
Depreciation and amortization	512	581	(69)
Loss (gain) on disposal and sale of businesses	(877)	48	(925)
Impairment expenses	93	258	(165)
Deferred income taxes	183	(18)	201
Loss (gain) on extinguishment of debt	176	(5)	181
Other adjustments to net income	(110)	144	(254)
Non-cash adjustments to net income (loss)	(23)	1,008	(1,031)
Net income, adjusted for non-cash items	$1,170	$1,256	$(86)
Changes in working capital (1)	$(256)	$(294)	$38
Net cash provided by operating activities (2)	$914	$962	$(48)
_____________________________

(1)
Refer to the table below for explanations of the variance in working capital requirements, which are defined as changes in operating assets and liabilities on the Condensed Consolidated Statements of Cash Flows.

(2)	Amounts included in the table above include the results of discontinued operations, where applicable.
Cash provided by operating activities decreased by $48 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily driven by a decrease in Net income, adjusted for non-cash items of $86 million, partially offset by a decrease in working capital requirements of $38 million.
The decrease in working capital requirements of $38 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily driven by:

Increases in cash resulting from changes in:
Other assets, primarily related to the deconsolidation of Eletropaulo in Q4 2017, and collections from the offtaker at Vietnam related to the loan receivable recorded upon adoption of ASC 606	$170
Accounts receivable, primarily due to the timing of collections at Puerto Rico driven by the impact of the hurricanes on prior year billings, the deconsolidation of Eletropaulo in Q4 2017, higher collections at Gener and Maritza, and higher spot sales at Tietê	126
Accounts payable and other current liabilities, primarily due to the deconsolidation of Eletropaulo in Q4 2017 and the timing of payments on higher third party energy purchases at Tietê	41
Decreases in cash resulting from changes in:
Prepaid expenses and other current assets, primarily due to prior year collections of net regulatory assets at Eletropaulo, which was deconsolidated in Q4 2017	(228)
Other liabilities, primarily due to the deconsolidation of Eletropaulo in Q4 2017	(80)
Other	9
Total increase in operating cash flow from lower working capital requirements	$38
Investing Activities
Net cash provided by investing activities increased by $1.2 billion for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, which was primarily driven by (in millions):

Increases in:
Proceeds from the sales of businesses, net of cash and restricted cash sold, primarily due to the current year sales of Masinloc, Eletropaulo, Electrica Santiago and the DPL Peaker assets, partially offset by transaction costs for the Beckjord sale	$1,775
Decreases In:
Capital expenditures (1)	129
Cash resulting from net purchases and sales of short-term investments	(574)
Other investing activities	(114)
Total increase in net cash provided by investing activities	$1,216
_____________________________

(1)	Refer to the tables below for a breakout of capital expenditures by type and primary business driver.
Capital Expenditures
The following table summarizes the Company's capital expenditures for growth investments, maintenance, and environmental reported in investing cash activities (in millions):

	Six Months Ended June 30,
	2018	2017	$ Change
Growth Investments	$792	$799	$(7)
Maintenance	178	286	(108)
Environmental	24	38	(14)
Total capital expenditures	$994	$1,123	$(129)
Cash used for capital expenditures decreased by $129 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, which was primarily driven by (in millions):

Decreases in:
Growth expenditures at the MCAC SBU, primarily related to the Colon project, and lower spending at Los Mina due to the completion of the Combined Cycle project	$(129)
Growth expenditures at the South America SBU, primarily due to the deconsolidation of Eletropaulo in Q4 2017 and the Strabag agreement at Alto Maipo for construction financing	(159)
Maintenance and environmental expenditures at the South America SBU, primarily due to the deconsolidation of Eletropaulo in Q4 2017	(99)
Increases in:
Growth expenditures at the US and Utilities SBU, primarily due to increased spending for the Southland re-powering project	297
Other capital expenditures	(39)
Total decrease in capital expenditures	$(129)
Financing Activities
Net cash used in financing activities increased $793 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, which was primarily driven by (in millions):

Decreases in:
Net issuance of non-recourse debt at Tietê, AES Argentina, Alto Maipo, and DPL(1)	$(672)
Net repayments on revolving credit facilities at Los Mina and AES Andres	50
Increases in:
Net repayments of recourse debt at the Parent Company	(446)
Net repayments on revolving credit facilities at IPALCO	(82)
Net issuance of non-recourse debt at Southland(1)	214
Net borrowing on revolving credit facilities at the Parent Company	120
Other financing activities	23
Total increase in net cash used in financing activities	$(793)
_____________________________

(1)	See Note 7—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant non-recourse debt transactions.
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
The Company defines Parent Company Liquidity as cash available to the Parent Company plus available borrowings under existing credit facility plus cash at qualified holding companies. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable GAAP financial measure, cash and cash equivalents, at the periods indicated as follows (in millions):

	June 30, 2018	December 31, 2017
Consolidated cash and cash equivalents	$1,140	$949
Less: Cash and cash equivalents at subsidiaries	(989)	(938)
Parent Company and qualified holding companies’ cash and cash equivalents	151	11
Commitments under Parent Company credit facilities	1,100	1,100
Less: Letters of credit under the credit facilities	(86)	(35)
Less: Borrowings under the credit facilities	(327)	(207)
Borrowings available under Parent Company credit facilities	687	858
Total Parent Company Liquidity	$838	$869
The Company utilizes its Parent Company credit facility for short term cash needs to bridge timing of distributions from its subsidiaries throughout the year. The Company is expecting that the Parent Company credit facilities’ borrowings will be repaid by the end of year, but can make no assurances this will occur as currently forecasted.
The Company paid dividends of $0.13 per share to its common stockholders during the first and second quarters of 2018 for dividends declared in December 2017 and February 2018, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4.1 billion and $4.6 billion as of June 30, 2018 and December 31, 2017, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2017 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for — among other items — limitations on other indebtedness; liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of June 30, 2018, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $1.2 billion. The portion of current debt related to such defaults was $363 million at June 30, 2018, all of which was non-recourse debt related to two subsidiaries — AES Puerto Rico and AES Ilumina. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’ corporate debt agreements as of June 30, 2018, in order for such defaults to trigger an event of default or permit acceleration under AES’ indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of June 30, 2018, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Company.
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
The Company’s other significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2017 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2018.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2018, we project pre-tax earnings exposure on a 10% move in commodity prices would be approximately $5 million for natural gas, less than $5 million for oil, and less than $5 million for coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the US and Utilities SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. IPL primarily generates energy to meet its retail customer demand however it opportunistically sells surplus economic energy into wholesale markets at market prices. Our non-contracted generation margins are impacted by many factors, including the growth in natural gas-fired generation plants, new energy supply from renewable sources, and increasing energy efficiency.
In the South America SBU, our business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. In the central region, the contract sales generally cover the efficient generation from our coal-fired and hydroelectric assets. Any residual spot price risk will primarily be driven by the amount of hydrological inflows. In the case of low hydroelectric generation, spot price exposure is capped by the ability of the system to dispatch natural gas/diesel assets the price of which depends on fuel pricing at the time required. There is a small amount of coal generation in the northern region that is not covered by the portfolio of contract sales and therefore subject to spot price risk. In both regions, under normal hydrology conditions, coal-firing generation sets the price. However, when there are spikes in price due to lower hydrology and higher demand, gas or oil-linked fuels generally set power prices. In Colombia, we operate under a short-term sales strategy and have commodity exposure to unhedged volumes. Because we own hydroelectric assets there, contracts are not indexed to fuel.
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
In the MCAC SBU, our businesses have commodity exposure on unhedged volumes. Panama is highly contracted under financial PPAs, exposing the Company to hydrology variance. To the extent hydrological inflows are greater than or less than the contract committed volume, the business will be sensitive to changes in spot power prices which may be driven by oil or natural gas prices in some time periods. In the Dominican Republic, we own natural gas-fired assets contracted under a portfolio of contract sales and a coal-fired asset contracted with a single contract, and both contract and spot prices may move with commodity prices. Additionally, the contract levels do not always match our generation availability and our assets may be sellers of spot prices in excess of contract levels or a net buyer in the spot market to satisfy contract obligations.

In the Eurasia SBU, our Kilroot facility operates on a short-term sales strategy. To the extent that sales are unhedged, the commodity risk at our Kilroot business is to the clean dark spread, which is the difference between electricity price and our coal-based variable dispatch cost, including emissions. Natural gas-fired generators set power prices for many periods, so higher natural gas prices generally expand margins and higher coal or emissions prices reduce them. Similarly, increased wind generation displaces higher cost generation, reducing Kilroot's margins, and vice versa. Two coal-fired generating units at Kilroot are expected to close in October of 2018 as a result of unfavorable capacity market conditions in Northern Ireland. Our Mong Duong business has minimal exposure to commodity price risk as it has no merchant exposure and fuel is subject to a pass-through mechanism.
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
AES enters into cash flow hedges to protect the economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distribution and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis which could result in greater volatility in earnings. The largest foreign exchange risks over the remaining period of 2018 stem from the following currencies: Argentine peso, Brazilian real, Colombian peso, and Euro. As of June 30, 2018, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Argentine peso and Colombian peso each are projected to be reduced by $5 million, and the Brazilian real and Euro each are projected to be reduced by less than $5 million for the remainder of 2018. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2018 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of June 30, 2018, the portfolio’s pre-tax earnings exposure for 2018 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $10 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2018, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of June 30, 2018.
In December 2001, Grid Corporation of Odisha (“GRIDCO”) served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the shareholders agreement between GRIDCO, the Company, AES ODPL, Jyoti and the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company. In the arbitration, GRIDCO asserted that a comfort letter issued by the Company in connection with the Company's indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO's financial obligations to GRIDCO. GRIDCO appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by GRIDCO. The Company counterclaimed against GRIDCO for damages. In June 2007, a 2-to-1 majority of the arbitral tribunal rendered its award rejecting GRIDCO's claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to GRIDCO. The respondents' counterclaims were also rejected. A majority of the tribunal later awarded the respondents, including the Company, some of their costs relating to the arbitration. GRIDCO filed challenges of the tribunal's awards with the local Indian court. GRIDCO's challenge of the costs award has been dismissed by the court, but its challenge of the liability award remains pending. A hearing on the liability award is scheduled for August 7, 2018. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê had paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the grounds that the tax rate was set in the applicable legislation. In April 2013, the FIAC determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest, and penalties totaling approximately R$1.19 billion ($307 million) as estimated by AES Tietê. AES Tietê appealed to the SIAC. In January 2015, the SIAC issued a decision in AES Tietê's favor, finding that AES Tietê was not liable for unpaid taxes. The public prosecutor subsequently filed an appeal, which was denied as untimely. The Tax Authority thereafter filed a motion for clarification of the SIAC's decision, which was denied in September 2016. The Tax Authority later filed a special appeal (“Special Appeal”), which was rejected as untimely in October 2016. The Tax Authority thereafter filed an interlocutory appeal with the Superior Administrative Court (“SAC”). In March 2017, the President of the SAC determined that the SAC would analyze the Special Appeal. AES Tietê has challenged the Special Appeal. In May 2018, the SAC rejected the Special Appeal on the merits. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In January 2017, the Superintendencia del Medio Ambiente (“SMA”) issued a Formulation of Charges asserting that Alto Maipo is in violation of certain conditions of the Environmental Approval Resolution (“RCA”) governing the construction of Alto Maipo’s hydropower project, for, among other things, operating vehicles at unauthorized times and failing to mitigate the impact of water infiltration during tunnel construction (“Infiltration Water”). In February 2017, Alto Maipo submitted a compliance plan (“Compliance Plan”) to the SMA which, if approved by the agency, would resolve the matter without materially impacting construction of the project. Thereafter, the SMA made three separate requests for information about the Compliance Plan, to which Alto Maipo duly responded. In April 2018, the SMA approved the Compliance Plan (“April 2018 Approval”). Pursuant to the Compliance Plan as approved by the SMA, Alto Maipo must obtain from the Environmental Evaluation Service (“SEA”) an acceptable interpretation of the RCA’s provisions concerning the authorized times to operate certain vehicles. In addition, Alto Maipo must obtain the SEA’s approval concerning the control, discharge, and treatment of Infiltration Water. Furthermore, in May 2018, three lawsuits were filed with the Environmental Court of Santiago (“ECS”) challenging the April 2018 Approval. Alto Maipo does not believe that there are grounds to challenge the April 2018 Approval. The ECS has not decided the lawsuits to date. If Alto Maipo complies with the requirements of the Compliance Plan, and if the above-referenced lawsuits are dismissed, the Formulation of Charges will be discharged without penalty. Otherwise, Alto Maipo could be subject to penalties, and the construction of the project could be negatively impacted. Alto Maipo will pursue its interests vigorously in these matters; however, there can be no assurances that it will be successful in its efforts.
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Alto Maipo also initiated arbitration against CNM to recover excess completion costs and other damages relating to these breaches. CNM subsequently initiated a separate arbitration, seeking a declaration that its termination was wrongful, damages, and other relief. As of June 30, 2018, CNM has not supported its alleged damages, but it has asserted that it is entitled to recover over $20 million in damages, legal costs, and approximately $73 million that was drawn by Alto Maipo under letters of credit. The arbitrations have been consolidated into a single action. The evidentiary hearing is scheduled for May 20-31, 2019. CNM previously requested that the arbitral Tribunal issue an interim order requiring Alto Maipo to immediately return or escrow the letter of credit funds. In February 2018, the Tribunal denied CNM’s request for interim relief. However, the ultimate merits of CNM’s arbitration claims will be decided after the May 2019 hearing, including in relation to the letters of credit. In a separate proceeding, CNM sought relief in the Chilean court of appeals concerning the draws on the letters of credit. In April 2018, the appellate court dismissed CNM’s appeal. Alto Maipo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In February 2018, Tau Power B.V. and Altai Power LLP (collectively, “AES Claimants”) initiated arbitration against the Republic of Kazakhstan (“ROK”) for the ROK’s failure to pay approximately $75 million for the return of two hydropower plants (“HPPs”) pursuant to a concession agreement. In April 2018, the ROK responded by denying liability and asserting purported counterclaims concerning the annual payment provisions in the concession agreement, a bonus allegedly due for the 1997 takeover of the HPPs, and dividends paid by the HPPs. The ROK has not fully quantified its counterclaims to date. The AES Claimants believe that the counterclaims are without merit. An arbitrator will be appointed to decide the case. The AES Claimants will pursue their case and assert their defenses vigorously; however, there can be no assurances that they will be successful in their efforts.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I—Item 1A.—Risk Factors of our 2017 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of June 30, 2018, $264 million remained available for repurchase under the Program. No repurchases were made by the AES Corporation of its common stock during the second quarter of 2018.
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

THE AES CORPORATION (Registrant)

Date:	August 6, 2018	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SARAH R. BLAKE
			Name:	Sarah R. Blake
			Title:	Vice President and Controller (Principal Accounting Officer)