Form 10-Q
period 2018-09-30
AES CORP
filed 2018-11-06
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on October 30, 2018 was 662,297,479.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pretax Contribution, a non-GAAP measure of operating performance
AFS	Available For Sale
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CHP	Combined Heat and Power
COFINS	Contribution for the Financing of Social Security
DG Comp	Directorate-General for Competition
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
HLBV	Hypothetical Liquidation Book Value
HPP	Hydropower Plant
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
ISO	Independent System Operator
LIBOR	London Interbank Offered Rate
MW	Megawatts
MWh	Megawatt Hours
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxides
OPGC	Odisha Power Generation Corporation
PIS	Program of Social Integration
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TCJA	Tax Cuts and Jobs Act
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,187	$949
Restricted cash	441	274
Short-term investments	401	424
Accounts receivable, net of allowance for doubtful accounts of $16 and $10, respectively	1,510	1,463
Inventory	562	562
Prepaid expenses	97	62
Other current assets	706	630
Current held-for-sale assets	111	2,034
Total current assets	5,015	6,398
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	470	502
Electric generation, distribution assets and other	25,055	24,119
Accumulated depreciation	(8,033)	(7,942)
Construction in progress	3,616	3,617
Property, plant and equipment, net	21,108	20,296
Other Assets:
Investments in and advances to affiliates	1,277	1,197
Debt service reserves and other deposits	494	565
Goodwill	1,059	1,059
Other intangible assets, net of accumulated amortization of $472 and $441, respectively	400	366
Deferred income taxes	88	130
Service concession assets, net of accumulated amortization of $0 and $206, respectively	—	1,360
Loan receivable	1,441	—
Other noncurrent assets	1,607	1,741
Total other assets	6,366	6,418
TOTAL ASSETS	$32,489	$33,112
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,299	$1,371
Accrued interest	272	228
Accrued and other liabilities	1,151	1,232
Non-recourse debt, includes $368 and $1,012, respectively, related to variable interest entities	1,308	2,164
Current held-for-sale liabilities	17	1,033
Total current liabilities	4,047	6,028
NONCURRENT LIABILITIES
Recourse debt	3,815	4,625
Non-recourse debt, includes $2,832 and $1,358, respectively, related to variable interest entities	14,273	13,176
Deferred income taxes	1,214	1,006
Other noncurrent liabilities	2,552	2,595
Total noncurrent liabilities	21,854	21,402
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	879	837
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 817,203,691 issued and 662,297,479 outstanding at September 30, 2018 and 816,312,913 issued and 660,388,128 outstanding at December 31, 2017)	8	8
Additional paid-in capital	8,328	8,501
Accumulated deficit	(1,133)	(2,276)
Accumulated other comprehensive loss	(2,020)	(1,876)
Treasury stock, at cost (154,906,212 and 155,924,785 shares at September 30, 2018 and December 31, 2017, respectively)	(1,878)	(1,892)
Total AES Corporation stockholders’ equity	3,305	2,465
NONCONTROLLING INTERESTS	2,404	2,380
Total equity	5,709	4,845
TOTAL LIABILITIES AND EQUITY	$32,489	$33,112
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions, except per share amounts)
Revenue:
Regulated	$777	$853	$2,215	$2,449
Non-Regulated	2,060	1,840	5,899	5,438
Total revenue	2,837	2,693	8,114	7,887
Cost of Sales:
Regulated	(638)	(704)	(1,856)	(2,088)
Non-Regulated	(1,528)	(1,349)	(4,331)	(3,979)
Total cost of sales	(2,166)	(2,053)	(6,187)	(6,067)
Operating margin	671	640	1,927	1,820
General and administrative expenses	(43)	(52)	(134)	(155)
Interest expense	(255)	(297)	(799)	(860)
Interest income	79	63	231	185
Loss on extinguishment of debt	(11)	(49)	(187)	(44)
Other expense	(29)	(36)	(42)	(67)
Other income	10	16	30	103
Gain (loss) on disposal and sale of businesses	(21)	(1)	856	(49)
Asset impairment expense	(74)	(2)	(166)	(260)
Foreign currency transaction gains (losses)	5	22	(44)	14
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	332	304	1,672	687
Income tax expense	(146)	(93)	(509)	(246)
Net equity in earnings of affiliates	6	24	31	33
INCOME FROM CONTINUING OPERATIONS	192	235	1,194	474
Income (loss) from operations of discontinued businesses, net of income tax expense of $0, $17, $2 and $24, respectively	(4)	26	(9)	35
Gain from disposal of discontinued businesses, net of income tax expense of $2, $0, $44 and $0, respectively	3	—	199	—
NET INCOME	191	261	1,384	509
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stocks of subsidiaries	(90)	(88)	(311)	(298)
Less: Loss (income) from discontinued operations attributable to noncontrolling interests	—	(21)	2	(30)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$101	$152	$1,075	$181
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$102	$147	$883	$176
Income (loss) from discontinued operations, net of tax	(1)	5	192	5
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$101	$152	$1,075	$181
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.15	$0.22	$1.33	$0.27
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	0.29	0.01
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.15	$0.23	$1.62	$0.28
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.15	$0.22	$1.33	$0.27
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	0.29	0.01
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.15	$0.23	$1.62	$0.28
DILUTED SHARES OUTSTANDING	665	663	664	662
DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.12	$0.26	$0.24
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions)
NET INCOME	$191	$261	$1,384	$509
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax benefit of $2, $1, $3 and $0, respectively	(42)	80	(159)	29
Reclassification to earnings, net of $0 income tax	(3)	—	(1)	98
Total foreign currency translation adjustments	(45)	80	(160)	127
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $(3), $(6), $(3) and $15, respectively	15	5	32	(42)
Reclassification to earnings, net of income tax benefit (expense) of $(7), $5, $(15) and $(6), respectively	21	1	67	50
Total change in fair value of derivatives	36	6	99	8
Pension activity:
Reclassification to earnings, net of income tax expense of $0, $4, $2 and $10, respectively	1	7	5	20
Total pension adjustments	1	7	5	20
OTHER COMPREHENSIVE INCOME (LOSS)	(8)	93	(56)	155
COMPREHENSIVE INCOME	183	354	1,328	664
Less: Comprehensive income attributable to noncontrolling interests	(114)	(127)	(416)	(360)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$69	$227	$912	$304
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

	(in millions)
OPERATING ACTIVITIES:
Net income	$1,384	$509
Adjustments to net income:
Depreciation and amortization	770	884
Loss (gain) on disposal and sale of businesses	(856)	49
Impairment expenses	172	260
Deferred income taxes	221	(3)
Provisions for contingencies	1	30
Loss on extinguishment of debt	187	44
Net loss on sales of assets	23	34
Gain on sale of discontinued operations	(243)	—
Other	206	73
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(125)	(279)
(Increase) decrease in inventory	(13)	(66)
(Increase) decrease in prepaid expenses and other current assets	15	140
(Increase) decrease in other assets	(22)	(266)
Increase (decrease) in accounts payable and other current liabilities	(29)	162
Increase (decrease) in income taxes payable, net and other taxes payable	(61)	(4)
Increase (decrease) in other liabilities	51	134
Net cash provided by operating activities	1,681	1,701
INVESTING ACTIVITIES:
Capital expenditures	(1,592)	(1,587)
Acquisitions of businesses, net of cash and restricted cash acquired, and equity method investments	(66)	(590)
Proceeds from the sale of businesses, net of cash and restricted cash sold, and equity method investments	1,796	39
Proceeds from the sale of assets	15	—
Sale of short-term investments	1,010	2,942
Purchase of short-term investments	(1,215)	(2,673)
Contributions to equity affiliates	(101)	(49)
Other investing	(37)	(37)
Net cash used in investing activities	(190)	(1,955)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	1,434	1,489
Repayments under the revolving credit facilities	(1,595)	(851)
Issuance of recourse debt	1,000	1,025
Repayments of recourse debt	(1,781)	(1,353)
Issuance of non-recourse debt	1,509	2,703
Repayments of non-recourse debt	(1,139)	(1,731)
Payments for financing fees	(32)	(96)
Distributions to noncontrolling interests	(199)	(263)
Contributions from noncontrolling interests and redeemable security holders	40	59
Dividends paid on AES common stock	(258)	(238)
Payments for financed capital expenditures	(186)	(100)
Proceeds from sales to noncontrolling interests	—	60
Other financing	44	(26)
Net cash provided by (used in) financing activities	(1,163)	678
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(50)	21
(Increase) decrease in cash, cash equivalents and restricted cash of discontinued operations and held-for-sale businesses	56	(107)
Total increase in cash, cash equivalents and restricted cash	334	338
Cash, cash equivalents and restricted cash, beginning	1,788	1,960
Cash, cash equivalents and restricted cash, ending	$2,122	$2,298
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$683	$797
Cash payments for income taxes, net of refunds	313	291
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash acquisition of intangible assets	$14	$—
Non-cash contributions of assets and liabilities for Fluence acquisition	20	—
Non-cash exchange of debentures for the acquisition of the Guaimbê Solar Complex (see Note 18—Acquisitions)	119	—
Conversion of Alto Maipo loans and accounts payable into equity (see Note 10—Equity)	—	279

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, and cash flows. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of expected results for the year ending December 31, 2018. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2017 audited consolidated financial statements and notes thereto, which are included in the 2017 Form 10-K filed with the SEC on February 26, 2018 (the “2017 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$1,187	$949
Restricted cash	441	274
Debt service reserves and other deposits	494	565
Cash, Cash Equivalents, and Restricted Cash	$2,122	$1,788

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
January 1, 2018
For the three and nine months ended September 30, 2017, $2 million and $1 million of gains primarily related to the expected return on plan assets were reclassified from Costs of Sales to Other Expense, respectively.

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

2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
The standard requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, and if that threshold is met, the set is not a business. As a second step, at least one substantive process should exist to be considered a business.
Transition method: prospective.
January 1, 2018
Some acquisitions and dispositions will now fall under a different accounting model. This will reduce the number of transactions that are accounted for as business combinations and therefore future acquired goodwill.

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
Transition method: retrospective.
January 1, 2018
For the nine months ended September 30, 2017, cash provided by operating activities increased by $12 million, cash used in investing activities decreased by $327 million, and cash provided by financing activities was unchanged.

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
The impact to our Condensed Consolidated Balance Sheet as of September 30, 2018 resulting from the adoption of ASC 606 as compared to the previous revenue recognition standard was as follows (in millions):

	September 30, 2018
Condensed Consolidated Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Adoption Impact
Assets
Other current assets	$706	$641	$65
Deferred income taxes	88	112	(24)
Service concession assets, net	—	1,287	(1,287)
Loan receivable	1,441	—	1,441
TOTAL ASSETS	32,489	32,294	195
Equity
Accumulated deficit	(1,133)	(1,231)	98
Accumulated other comprehensive loss	(2,020)	(2,038)	18
Noncontrolling interest	2,404	2,325	79
TOTAL LIABILITIES AND EQUITY	32,489	32,294	195

The impact to our Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2018 resulting from the adoption of ASC 606 as compared to the previous revenue recognition standard was as follows (in millions):

	Three Months Ended September 30, 2018
Condensed Consolidated Statement of Operations	As Reported	Balances Without Adoption of ASC 606	Adoption Impact
Total revenue	$2,837	$2,855	$(18)
Total cost of sales	(2,166)	(2,180)	14
Operating margin	671	675	(4)
Interest income	79	64	15
Income from continuing operations before taxes and equity in earnings of affiliates	332	321	11
Income tax expense	(146)	(147)	1
INCOME FROM CONTINUING OPERATIONS	192	180	12
NET INCOME	191	179	12
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	101	89	12

	Nine Months Ended September 30, 2018
Condensed Consolidated Statement of Operations	As Reported	Balances Without Adoption of ASC 606	Adoption Impact
Total revenue	$8,114	$8,168	$(54)
Total cost of sales	(6,187)	(6,227)	40
Operating margin	1,927	1,941	(14)
Interest income	231	186	45
Income from continuing operations before taxes and equity in earnings of affiliates	1,672	1,641	31
Income tax expense	(509)	(509)	—
INCOME FROM CONTINUING OPERATIONS	1,194	1,163	31
NET INCOME	1,384	1,353	31
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	1,075	1,044	31

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
2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
This standard aligns the accounting for implementation costs incurred for a cloud computing arrangement that is a service with the requirement for capitalizing implementation costs associated with developing or obtaining internal-use software.
Transition method: retrospective or prospective.
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
Transition method: various.
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-02, 2018-01, 2018-10, 2018-11, Leases (Topic 842)	See discussion of the ASU below.	January 1, 2019. Early adoption is permitted.	The Company will adopt the standard on January 1, 2019; see below for the evaluation of the impact of its adoption on the consolidated financial statements.
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

The standard must be adopted using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements (January 1, 2017). The FASB amended the standard to add an optional transition method that allows entities to continue to apply the guidance in ASC 840 Leases in the comparative periods presented in the year they adopt the new lease standard. Under this transition method, the Company will apply the transition provisions on January 1, 2019. At transition, lessees and lessors are permitted to make an election to apply a package of practical expedients that allow them not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) whether initial direct costs for any expired or existing leases qualify for capitalization under ASC 842. These three practical expedients must be elected as a package and must be consistently applied to all leases. Furthermore, entities are also permitted to make an election to use hindsight when determining lease term and lessees can elect to use hindsight when assessing the impairment of right-of-use assets.
The Company has established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use asset and related liability. Additionally, the implementation team has been working on the configuration of a lease accounting tool that will support the implementation and the subsequent accounting. The implementation of this tool is in the latest phase and it is expected to be completed by the effective date. The implementation team is also in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard.
The Company has preliminarily concluded that it will use the package of practical expedients at transition. The main impact expected as of the effective date is the recognition of right-of-use assets and related liabilities for all contracts that contain a lease and for which the Company is the lessee. However, the income statement presentation and the expense recognition pattern are not expected to change.
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
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	September 30, 2018	December 31, 2017
Fuel and other raw materials	$278	$284
Spare parts and supplies	284	278
Total	$562	$562

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

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Unsecured debentures	$—	$60	$—	$60	$—	$207	$—	$207
Certificates of deposit	—	270	—	270	—	153	—	153
Total debt securities	—	330	—	330	—	360	—	360
EQUITY SECURITIES:
Mutual funds	21	45	—	66	20	52	—	72
Other equity securities	—	3	—	3	—	—	—	—
Total equity securities	21	48	—	69	20	52	—	72
DERIVATIVES:
Interest rate derivatives	—	65	5	70	—	15	—	15
Cross-currency derivatives	—	26	—	26	—	29	—	29
Foreign currency derivatives	—	22	221	243	—	29	240	269
Commodity derivatives	—	9	8	17	—	30	5	35
Total derivatives — assets	—	122	234	356	—	103	245	348
TOTAL ASSETS	$21	$500	$234	$755	$20	$515	$245	$780
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$60	$101	$161	$—	$111	$151	$262
Cross-currency derivatives	—	2	—	2	—	3	—	3
Foreign currency derivatives	—	54	—	54	—	30	—	30
Commodity derivatives	—	4	—	4	—	19	1	20
Total derivatives — liabilities	—	120	101	221	—	163	152	315
TOTAL LIABILITIES	$—	$120	$101	$221	$—	$163	$152	$315

As of September 30, 2018, all AFS debt securities had stated maturities within one year. For the three and nine months ended September 30, 2018 and 2017, no other-than-temporary impairments of marketable securities were recognized in earnings or Other Comprehensive Income. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of AFS securities during the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross proceeds from sale of AFS securities (1)	$713	$365	$1,127	$1,158
_____________________________

(1)	Three and nine months ended September 30, 2018 include $119 million non-cash proceeds from non-convertible debentures at Guaimbê Solar Complex. See Note 18—Acquisitions for further information.
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended September 30, 2018	Interest Rate	Foreign Currency	Commodity	Total
Balance at July 1	$(111)	$219	$10	$118
Total realized and unrealized gains (losses):
Included in other comprehensive income — derivative activity	12	—	—	12
Included in regulatory liabilities	—	—	(2)	(2)
Settlements	3	2	—	5
Balance at September 30	$(96)	$221	$8	$133
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$1	$2	$—	$3

Three Months Ended September 30, 2017	Interest Rate	Foreign Currency	Commodity	Total
Balance at July 1	$(195)	$239	$9	$53
Total realized and unrealized gains (losses):
Included in earnings	(5)	12	—	7
Included in other comprehensive income — derivative activity	(2)	—	—	(2)
Settlements	10	(9)	(3)	(2)
Balance at September 30	$(192)	$242	$6	$56
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$(1)	$3	$—	$2

Nine Months Ended September 30, 2018	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(151)	$240	$4	$93
Total realized and unrealized gains (losses):
Included in earnings	28	(3)	1	26
Included in other comprehensive income — derivative activity	48	—	—	48
Included in regulatory liabilities	—	—	6	6
Settlements	12	(16)	(3)	(7)
Transfers of assets/(liabilities), net into Level 3	1	—	—	1
Transfers of (assets)/liabilities, net out of Level 3	(34)	—	—	(34)
Balance at September 30	$(96)	$221	$8	$133
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$32	$(19)	$1	$14

Nine Months Ended September 30, 2017	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(179)	$255	$5	$81
Total realized and unrealized gains (losses):
Included in earnings	(5)	12	(1)	6
Included in other comprehensive income — derivative activity	(29)	—	—	(29)
Included in regulatory liabilities	—	—	10	10
Settlements	28	(25)	(8)	(5)
Transfers of assets/(liabilities), net into Level 3	(7)	—	—	(7)
Balance at September 30	$(192)	$242	$6	$56
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(12)	$—	$(12)

The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of September 30, 2018 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(96)	Subsidiaries’ credit spreads	1.78% to 4.38% (3.63%)
Foreign currency:
Argentine Peso	221	Argentine peso to USD currency exchange rate after one year	42.08 to 166.5 (99.21)
Commodity:
Other	8
Total	$133
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
Nonrecurring Measurements
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount. The following table summarizes our major categories of assets measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Nine months ended September 30, 2018			Level 1	Level 2	Level 3
Equity Method Investments
Elsta	09/30/2018	$21	$—	$16	$—	$5
Long-lived assets held and used: (2)
U.S. generation facility	09/30/2018	185	—	—	33	156

	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Nine Months Ended September 30, 2017			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
DPL	02/28/2017	$77	$—	$—	$11	$66
Other	02/28/2017	15	—	—	7	8
Held-for-sale businesses: (3)
Kazakhstan Hydroelectric	06/30/2017	190	—	92	—	92
Kazakhstan	03/31/2017	171	—	29	—	94
_____________________________

(1)	Represents the carrying values at the dates of initial measurement, before fair value adjustment.

(2)	See Note 14—Asset Impairment Expense for further information.

(3)
Per the Company’s policy, pretax loss is limited to the impairment of long-lived assets. Any additional loss will be recognized on completion of the sale. See Note 17—Held-for-Sale and Dispositions for further information.

When determining the fair value of the U.S. generation facility’s long-lived assets, the Company used the market approach based on prices and unobservable inputs from transactions involving comparable assets as the inputs for the Level 3 nonrecurring measurement.
Asset Retirement Obligation — During the nine months ended September 30, 2018, the Company increased the asset retirement obligation at IPL by $53 million. This increase was due to ash pond closure costs and revised closure dates associated with an EPA rule regulating CCR and additional coal pile remediation costs. The Company uses the cost approach to determine the fair value of ARO liabilities, which is estimated by discounting expected cash outflows to their present value using market based rates at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy.
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, but for which fair value is disclosed:

		September 30, 2018
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$105	$224	$—	$—	$224
Liabilities:	Non-recourse debt	15,581	15,429	—	12,699	2,730
	Recourse debt	3,820	3,901	—	3,901	—

		December 31, 2017
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$163	$217	$—	$6	$211
Liabilities:	Non-recourse debt	15,340	15,890	—	13,350	2,540
	Recourse debt	4,630	4,920	—	4,920	—
_____________________________

(1)
These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $14 million and $31 million as of September 30, 2018 and December 31, 2017, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the derivative and hedging accounting policies see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2017 Form 10-K.
Volume of Activity — The following table presents the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of September 30, 2018, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate (LIBOR and EURIBOR)	$4,499	2042
Cross-currency swaps (Chilean Unidad de Fomento and Chilean peso)	376	2029
Foreign Currency:
Argentine peso	73	2026
Chilean peso	334	2021
Colombian peso	163	2020
Brazilian real	80	2019
Others, primarily with weighted average remaining maturities of a year or less	246	2021

Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of September 30, 2018 and December 31, 2017 (in millions):

Fair Value	September 30, 2018			December 31, 2017
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$68	$2	$70	$15	$—	$15
Cross-currency derivatives	26	—	26	29	—	29
Foreign currency derivatives	—	243	243	8	261	269
Commodity derivatives	—	17	17	5	30	35
Total assets	$94	$262	$356	$57	$291	$348
Liabilities
Interest rate derivatives	$159	$2	$161	$125	$137	$262
Cross-currency derivatives	2	—	2	3	—	3
Foreign currency derivatives	29	25	54	1	29	30
Commodity derivatives	—	4	4	9	11	20
Total liabilities	$190	$31	$221	$138	$177	$315

	September 30, 2018		December 31, 2017
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$74	$69	$84	$211
Noncurrent	282	152	264	104
Total	$356	$221	$348	$315

As of September 30, 2018, all derivative instruments subject to credit risk-related contingent features were in an asset position.

Credit Risk-Related Contingent Features (1)	December 31, 2017
Present value of liabilities subject to collateralization	$15
Cash collateral held by third parties or in escrow	9
 _____________________________

(1)	Based on the credit rating of certain subsidiaries
Earnings and Other Comprehensive Income (Loss) — The next table presents (in millions) the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective portion of cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$26	$(6)	$81	$(79)
Cross-currency derivatives	3	12	(2)	14
Foreign currency derivatives	(11)	(4)	(44)	(15)
Commodity derivatives	—	9	—	23
Total	$18	$11	$35	$(57)
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(12)	$(19)	$(42)	$(63)
Cross-currency derivatives	(8)	14	(26)	18
Foreign currency derivatives	(8)	(1)	(9)	(24)
Commodity derivatives	—	10	(5)	13
Total	$(28)	$4	$(82)	$(56)
Loss reclassified from AOCL to earnings due to discontinuance of hedge accounting (1)	$—	$—	$—	$(16)
Gains (losses) recognized in earnings related to
Ineffective portion of cash flow hedges	$—	$4	$(3)	$4
Not designated as hedging instruments:
Foreign currency derivatives	(10)	5	144	(13)
Commodity derivatives and other	2	1	33	7
Total	$(8)	$6	$177	$(6)

_____________________________

(1)	Cash flow hedge was discontinued because it was probable the forecasted transaction will not occur.
AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended September 30, 2019 by $66 million, primarily due to interest rate derivatives.
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

	September 30, 2018	December 31, 2017
Argentina	$83	$177
Panama	27	—
Other	9	17
Total	$119	$194

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
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Nine Months Ended September 30,
50%-or-less-Owned Affiliates	2018	2017
Revenue	$734	$532
Operating margin	119	91
Net income	36	44

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
7. DEBT
Recourse Debt
In March 2018, the Company repurchased via tender offers $671 million aggregate principal of its existing 5.50% senior unsecured notes due in 2024 and $29 million of its existing 5.50% senior unsecured notes due in 2025. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $44 million for the nine months ended September 30, 2018.
In March 2018, the Company issued $500 million aggregate principal of 4.00% senior notes due in 2021 and $500 million of 4.50% senior notes due in 2023. The Company used the proceeds from these issuances to repurchase via tender offer in full the $228 million balance of its 8.00% senior notes due in 2020 and the $690 million million balance of its 7.375% senior notes due in 2021. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $125 million for the nine months ended September 30, 2018.
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
In May 2017, the Company closed on $525 million aggregate principal LIBOR + 2.00% secured term loan due in 2022. In June 2017, the Company used these proceeds to redeem at par all $517 million aggregate principal of its existing Term Convertible Securities. As a result of the latter transaction, the Company recognized a net loss on extinguishment of debt of $6 million for the three and six months ended September 30, 2017.
In March 2017, the Company repurchased via tender offers $276 million aggregate principal of its existing 7.375% senior unsecured notes due in 2021 and $24 million of its existing 8.00% senior unsecured notes due in 2020. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $47 million for the nine months ended September 30, 2017.
Non-Recourse Debt
During the nine months ended September 30, 2018, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Repayments	Loss on Extinguishment of Debt
Southland	Q1, Q2, Q3	$587	$—	$—
Tietê	Q1	385	(231)	—
Alto Maipo	Q2	104	—	—
DPL	Q2	—	(106)	(6)
Gener	Q3	—	(104)	(7)
Angamos	Q3	—	(98)	—

AES Argentina — In February 2017, AES Argentina issued $300 million aggregate principal of unsecured and unsubordinated notes due in 2024. The net proceeds from this issuance were used for the prepayment of $75 million of non-recourse debt related to the construction of the San Nicolas Plant resulting in a gain on extinguishment of debt of approximately $65 million.
Non-Recourse Debt in Default — The current portion of non-recourse debt includes the following subsidiary debt in default as of September 30, 2018 (in millions).

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$322	$135
AES Ilumina (Puerto Rico)	Covenant	35	17
		$357

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
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides more than 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of September 30, 2018, the Company had no defaults which resulted in or were at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The following table summarizes the Parent Company’s contingent contractual obligations as of September 30, 2018. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Individual Agreements (in millions)
Guarantees and commitments	$435	21	<$1 — 68
Letters of credit under the unsecured credit facility	348	6	$2 — 247
Letters of credit under the senior secured credit facility	43	25	<$1 — 14
Asset sale related indemnities (1)	27	1	$27
Total	$853	53

_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the nine months ended September 30, 2018, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For each period ended September 30, 2018 and December 31, 2017, the Company had recognized liabilities of $5 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of September 30, 2018. In aggregate, the Company estimates the range of potential losses, where estimable, related to environmental matters to be up to $16 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $48 million and $50 million as of September 30, 2018 and December 31, 2017, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2018. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $99 million and $127 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.

9. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	September 30, 2018	December 31, 2017
IPALCO common stock	$618	$618
Colon quotas (1)	201	159
IPL preferred stock	60	60
Total redeemable stock of subsidiaries	$879	$837

 _____________________________

(1)	Characteristics of quotas are similar to common stock.
Colon — Our partner in Colon made capital contributions of $34 million and $30 million during the nine months ended September 30, 2018 and 2017, respectively. Any subsequent adjustments to allocate earnings and dividends to our partner, or measure the investment at fair value, will be classified as temporary equity each reporting period as it is probable that the shares will become redeemable.
10. EQUITY
Changes in Equity — The following table is a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, NCI and total equity as of the periods indicated (in millions):

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	The Parent Company Stockholders’ Equity	NCI	Total Equity	The Parent Company Stockholders’ Equity	NCI	Total Equity
Balance at the beginning of the period	$2,465	$2,380	$4,845	$2,794	$2,906	$5,700
Net income	1,075	309	1,384	181	328	509
Total foreign currency translation adjustment, net of income tax	(232)	72	(160)	117	10	127
Total change in derivative fair value, net of income tax	64	35	99	5	3	8
Total pension adjustments, net of income tax	5	—	5	1	19	20
Cumulative effect of a change in accounting principle (1)	87	81	168	31	—	31
Fair value adjustment (2)	(4)	—	(4)	(19)	—	(19)
Disposition of businesses (3)	—	(250)	(250)	—	—	—
Distributions to noncontrolling interests	—	(253)	(253)	—	(261)	(261)
Contributions from noncontrolling interests	—	6	6	—	17	17
Dividends declared on common stock	(172)	—	(172)	(158)	—	(158)
Issuance and exercise of stock-based compensation	18	—	18	12	—	12
Sale of subsidiary shares to noncontrolling interests	(1)	21	20	22	47	69
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	200	(85)	115
Less: Net loss attributable to redeemable stock of subsidiaries	—	3	3	—	9	9
Balance at the end of the period	$3,305	$2,404	$5,709	$3,186	$2,993	$6,179

_____________________________

(1)	See Note 1—Financial Statement Presentation, New Accounting Standards Adopted for further information.

(2)	Adjustment to record the redeemable stock of Colon at fair value.

(3)	See Note 17—Held-for-Sale and Dispositions for further information.
Equity Transactions with Noncontrolling Interests
Dominican Republic — On September 28, 2017, Linda Group, an investor-based group in the Dominican Republic acquired an additional 5% of our Dominican Republic business for $60 million, pre-tax. This transaction resulted in a net increase of $25 million to the Company’s additional paid-in capital and noncontrolling interest, respectively. No gain or loss was recognized in net income as the sale was not considered a sale of in-substance real estate. As the Company maintained control after the sale, our businesses in the Dominican Republic continue to be consolidated by the Company within the MCAC SBU reportable segment.
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

Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the nine months ended September 30, 2018 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,486)	$(333)	$(57)	$(1,876)
Other comprehensive income (loss) before reclassifications	(231)	9	—	(222)
Amount reclassified to earnings	(1)	55	5	59
Other comprehensive income (loss)	(232)	64	5	(163)
Cumulative effect of a change in accounting principle	—	19	—	19
Balance at the end of the period	$(1,718)	$(250)	$(52)	$(2,020)

Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Foreign currency translation adjustment, net
	Gain (loss) on disposal and sale of businesses	$3	$—	$19	$(98)
	Net gain from disposal of discontinued businesses	—	—	(18)	$—
	Net income attributable to The AES Corporation	$3	$—	$1	$(98)
Unrealized derivative gains (losses), net
	Non-regulated revenue	$(1)	$12	$(6)	$22
	Non-regulated cost of sales	(1)	(2)	$(3)	(11)
	Interest expense	(11)	(20)	$(38)	(63)
	Foreign currency transaction gains (losses)	(15)	14	$(35)	(4)
	Income from continuing operations before taxes and equity in earnings of affiliates	(28)	4	(82)	(56)
	Income tax expense	7	(5)	15	6
	Income from continuing operations	(21)	(1)	(67)	(50)
	Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	1	1	12	10
	Net income attributable to The AES Corporation	$(20)	$—	$(55)	$(40)
Amortization of defined benefit pension actuarial loss, net
	General and administrative expenses	$(1)	$—	$(2)	$1
	Other expense	—	(1)	(1)	(1)
	Income from continuing operations before taxes and equity in earnings of affiliates	(1)	(1)	(3)	—
	Income from continuing operations	(1)	(1)	(3)	—
	Net income (loss) from operations of discontinued businesses	—	(6)	—	(20)
	Net gain from disposal of discontinued operations	—	—	(2)	—
	Net income	(1)	(7)	(5)	(20)
	Less: Loss (income) from discontinued operations attributable to noncontrolling interest	—	6	—	16
	Net income attributable to The AES Corporation	$(1)	$(1)	$(5)	$(4)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(18)	$(1)	$(59)	$(142)

Common Stock Dividends — The Parent Company paid dividends of $0.13 per outstanding share to its common stockholders during the first, second and third quarters of 2018 for dividends declared in December 2017, February and July 2018, respectively.
On October 5, 2018, the Board of Directors declared a quarterly common stock dividend of $0.13 per share payable on November 15, 2018, to shareholders of record at the close of business on November 1, 2018.
11. SEGMENTS
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by geographic regions, which provides a socio-political-economic understanding of our business. During the first quarter of 2018, the Andes and Brazil SBUs were merged in order to leverage scale and are now reported together as part of the South America SBU. Further, Puerto Rico and El Salvador businesses, formerly part of the MCAC SBU, were combined with the US SBU, which is now reported as the US and Utilities SBU. The management reporting structure is organized by four SBUs led by our President and Chief Executive Officer: US and Utilities, South America, MCAC, and Eurasia SBUs. Using the accounting guidance on segment reporting, the Company determined that its four operating segments are aligned with its four reportable segments corresponding to its SBUs. All prior period results have been retrospectively revised to reflect the new segment reporting structure.

Corporate and Other — The results of the Fluence and Simple Energy equity affiliates are included in “Corporate and Other.” Also included are the results of the AES self-insurance company and corporate overhead costs which are not directly associated with the operations of our four reportable segments, and certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2018	2017	2018	2017
US and Utilities SBU	$1,230	$1,086	$3,252	$3,179
South America SBU	923	834	2,664	2,377
MCAC SBU	462	397	1,276	1,120
Eurasia SBU	224	380	935	1,204
Corporate and Other	7	9	21	29
Eliminations	(9)	(13)	(34)	(22)
Total Revenue	$2,837	$2,693	$8,114	$7,887

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Adjusted PTC	2018	2017	2018	2017
Income from continuing operations before taxes and equity in earnings of affiliates	$332	$304	$1,672	$687
Add: Net equity in earnings of affiliates	6	24	31	33
Less: Income from continuing operations before taxes, attributable to noncontrolling interests	(116)	(112)	(409)	(405)
Pre-tax contribution	222	216	1,294	315
Unrealized derivative and equity securities losses (gains)	16	(8)	4	(7)
Unrealized foreign currency losses (gains)	(7)	(21)	42	(54)
Disposition/acquisition losses (gains)	17	1	(822)	109
Impairment expense	80	2	172	264
Losses (gains) on extinguishment of debt	(1)	48	177	43
Restructuring costs	—	—	3	—
Total Adjusted PTC	$327	$238	$870	$670

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Adjusted PTC	2018	2017	2018	2017
US and Utilities SBU	$167	$138	$363	$288
South America SBU	128	67	381	289
MCAC SBU	81	91	215	209
Eurasia SBU	37	61	175	218
Corporate, Other and Eliminations	(86)	(119)	(264)	(334)
Total Adjusted PTC	$327	$238	$870	$670

Total Assets	September 30, 2018	December 31, 2017
US and Utilities SBU	$11,971	$11,297
South America SBU	11,049	10,874
MCAC SBU	4,477	4,087
Eurasia SBU	4,588	4,557
Assets held-for-sale	111	2,034
Corporate and Other	293	263
Total Assets	$32,489	$33,112

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
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended September 30, 2018
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate and Other/ Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$759	$—	$—	$—	$—	$759
Other regulated revenue	18	—	—	—	—	18
Total regulated revenue	$777	$—	$—	$—	$—	$777
Non-Regulated Revenue
Revenue from contracts with customers	$386	$922	$440	$152	$(2)	$1,898
Other non-regulated revenue (1)	67	1	22	72	—	162
Total non-regulated revenue	$453	$923	$462	$224	$(2)	$2,060
Total revenue	$1,230	$923	$462	$224	$(2)	$2,837

	Nine Months Ended September 30, 2018
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate and Other/ Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,176	$—	$—	$—	$—	$2,176
Other regulated revenue	39	—	—	—	—	39
Total regulated revenue	$2,215	$—	$—	$—	$—	$2,215
Non-Regulated Revenue
Revenue from contracts with customers	$774	$2,661	$1,211	$701	$(11)	$5,336
Other non-regulated revenue (1)	263	3	65	234	(2)	563
Total non-regulated revenue	$1,037	$2,664	$1,276	$935	$(13)	$5,899
Total revenue	$3,252	$2,664	$1,276	$935	$(13)	$8,114

_____________________________

(1)	Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
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

Our contract liabilities consist of deferred revenue which is classified as current or noncurrent based on the timing of when we expect to recognize revenue. The current portion of our contract liabilities is reported in Accrued and other liabilities and the noncurrent portion is reported in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The contract liabilities from contracts with customers were $116 million and $131 million as of September 30, 2018 and January 1, 2018, respectively.
Of the $131 million of contract liabilities reported at January 1, 2018, $33 million was recognized as revenue during the nine months ended September 30, 2018.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Approximately $1.4 billion of contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected as a loan receivable as of September 30, 2018.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of September 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations was $16 million, primarily consisting of fixed consideration for the sale of renewable energy credits (RECs) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-quarter of the remaining performance obligations in 2018 and 2019, with the remainder recognized thereafter. The Company has elected to apply the optional disclosure exemptions under ASC 606. Therefore, the amount above excludes contracts with an original length of one year or less, contracts for which we recognize revenue based on the amount we have the right to invoice for services performed, and variable consideration allocated entirely to a wholly unsatisfied performance obligation when the consideration relates specifically to our efforts to satisfy the performance obligation and depicts the amount to which we expect to be entitled. As such, consideration for energy is excluded from the amounts above as the variable consideration relates to the amount of energy delivered and reflects the value the Company expects to receive for the energy transferred. Estimates of revenue expected to be recognized in future periods also exclude unexercised customer options to purchase additional goods or services that do not represent material rights to the customer.
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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Other Income	Legal settlements (1)	$—	$—	$—	$60
	Allowance for funds used during construction (US Utilities)	1	7	8	20
	Other	9	9	22	23
	Total other income	$10	$16	$30	$103

Other Expense	Loss on sale and disposal of assets (2)	$20	$5	$25	$26
	Water rights write-off	—	15	—	18
	Allowance for other receivables	—	15	—	15
	Other	9	1	17	8
	Total other expense	$29	$36	$42	$67

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

(2)	In September 2018, the Company recorded a $20 million loss due to damage associated with a lightning incident at the Andres facility in the Dominican Republic.

14. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense by asset group for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. generation facility	$73	$—	$156	$—
Kazakhstan hydroelectric	—	2	—	92
Kazakhstan CHPs	—	—	—	94
DPL	—	—	—	66
Other	1	—	10	8
Total	$74	$2	$166	$260

U.S. generation facility — In June 2018, the Company tested the recoverability of its long-lived assets at a generation facility in the U.S. due to an unfavorable economic outlook resulting in uncertainty around future cash flows. The Company determined that the carrying amount of the asset group, including long-lived assets, was not recoverable. The asset group was determined to have a fair value of $127 million as of June 30, 2018 using a combination of the income and market approaches. As a result, the Company recognized an asset impairment expense of $83 million. The generation facility is reported in the US and Utilities SBU reportable segment.
In the third quarter of 2018, as a result of updated assumptions regarding the future use of the assets, management’s expectations of future cash flows for the facility decreased. Given updated inputs, the asset group was determined to have a fair value of $55 million as of September 30, 2018 and additional impairment expense of $73 million was recognized. Given the uncertainty regarding the future use of the asset group, the Company will continue to monitor the economic outlook for the facility on an ongoing basis.
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
Kazakhstan hydroelectric — In April 2017, the Government of Kazakhstan stated the concession agreements would not be extended for Shulbinsk HPP and Ust-Kamenogorsk HPP, two hydroelectric plants in Kazakhstan, and initiated the process to transfer these plants back to the government. The Company performed an impairment analysis and determined that the carrying value of the asset group of $190 million, which included cumulative translation losses of $100 million, was greater than its fair value less costs to sell of $92 million. As a result, the Company recognized asset impairment expense of $92 million limited to the carrying value of the long-lived assets. The Company completed the transfer of the plants in October 2017. Prior to their transfer, the Kazakhstan hydroelectric plants were reported in the Eurasia SBU reportable segment.
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
15. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and nine month periods ended September 30, 2018 were 44% and 30%, respectively. The effective tax rates for the three and nine month periods ended September 30, 2017 were 31% and 36%, respectively. The difference between the Company’s effective tax rates for the 2018 and 2017 periods and the U.S. statutory tax rates of 21% and 35%, respectively, related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, and nondeductible expenses.
The Tax Cuts and Jobs Act (“The TCJA”) was enacted on December 22, 2017. The TCJA reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. We are applying the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) when accounting for the enactment date effect of the TCJA. We recognized a reasonable estimate of the tax effects of the TCJA as of December 31, 2017. In the third quarter of 2018, the Company recorded $33 million of discrete tax expense, increasing the provisional adjustment to the U.S. one-time transition tax to $708 million. However, as of September 30, 2018, our accounting is not complete. Our estimates may also be affected as we gain a more thorough understanding of the TCJA, including proposed regulations released by the U.S. Treasury Department on August 1 related to the one-time transition tax. We expect to complete our analysis of the final impacts of the TCJA in the fourth quarter. For further discussion on the TCJA, see Note 20—Income Taxes in Item 8.—Financial Statements and Supplementary Data of our 2017 Form 10-K.
In the first quarter of 2018, the Company completed the sale of its entire 51% equity interest in Masinloc, resulting in pre-tax gain of approximately $773 million. The sale resulted in approximately $155 million of discrete tax expense in the U.S. under the new GILTI provision, which subjects the earnings of foreign subsidiaries to current U.S. taxation to the extent those earnings exceed an allowable return. See Note 17—Held-for-Sale and Dispositions for details of the sale.
In the second quarter of 2018, the Company completed the sale of Electrica Santiago for total proceeds of $287 million, resulting in a pre-tax gain on sale of $69 million after post-closing adjustments. The sale resulted in approximately $25 million of discrete tax expense. See Note 17—Held-for-Sale and Dispositions for details of the sale.
The impact of foreign currency devaluation in Argentina was approximately $16 million and $38 million of discrete tax expense for the three and nine month periods ended September 30, 2018, respectively. The same amounts for the three and nine month periods ended September 30, 2017 are $4 million and $8 million, respectively.
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
In June 2018, the Company completed the sale of its entire 17% ownership interest in Eletropaulo through a bidding process hosted by the Brazilian securities regulator, CVM. Gross proceeds of $340 million were received at our subsidiary in Brazil, subject to the payment of taxes. Upon disposal of Eletropaulo, the Company recorded a pre-tax gain on sale of $243 million (after-tax $199 million). Prior to its classification as discontinued operations, Eletropaulo was reported in the South America SBU reportable segment.

The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations at December 31, 2017 (in millions):

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
Excluding the gain on sale, income from discontinued operations and cash flows from operating and investing activities of discontinued operations were immaterial for the three and nine months ended September 30, 2018.
The following table summarizes the major line items constituting income from discontinued operations for the three and nine months ended September 30, 2017 (in millions):

Income from discontinued operations, net of tax:	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenue — regulated	$945	$2,726
Cost of sales	(876)	(2,573)
Other income and expense items that are not major	(26)	(94)
Income from discontinued operations	$43	$59
Less: Net income attributable to noncontrolling interests	(21)	(30)
Income from discontinued operations attributable to The AES Corporation	$22	$29
Income tax expense	(17)	(24)
Income from discontinued operations, net of tax	$5	$5

The following table summarizes the operating and investing cash flows from discontinued operations for the three and nine months ended September 30, 2017 (in millions):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Cash flows provided by operating activities of discontinued operations	$129	$254
Cash flows used in investing activities of discontinued operations	(61)	(181)

17. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Compañia Transmisora del Norte Grande — In June 2018, AES Gener entered into an agreement to sell the transmission lines held by Compañia Transmisora del Norte Grande (“CTNG”) for $220 million, subject to customary purchase price adjustments. The sale is subject to regulatory approval and is expected to close during the fourth quarter of 2018. As of September 30, 2018, CTNG was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. CTNG’s carrying value at September 30, 2018 was $99 million. CTNG is reported in the South America SBU reportable segment. Pre-tax income attributable to AES was immaterial for the three and nine months ended September 30, 2018 and September 30, 2017, respectively.
Dispositions
Electrica Santiago — In May 2018, AES Gener completed the sale of Electrica Santiago for total consideration of $287 million, including a contingent liability of $9 million, resulting in a pre-tax gain on sale of $69 million after post-closing adjustments. Electrica Santiago consisted of four gas and diesel-fired generation plants in Chile. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Electrica Santiago was reported in the South America SBU reportable segment.
Stuart and Killen — In May 2018, DPL retired the co-owned Stuart coal-fired and diesel-fired generating units, and the Killen coal-fired generating unit and combustion turbine. Prior to their retirement, Stuart and Killen were reported in the US and Utilities SBU reportable segment. See Note 14—Asset Impairment Expense for further information.

Masinloc — In March 2018, the Company completed the sale of its entire 51% equity interest in Masinloc for cash proceeds of $1.05 billion, resulting in a pre-tax gain on sale of $773 million after post-closing adjustments and U.S. tax expense of $155 million. Masinloc consisted of a coal-fired generation plant in operation, a coal-fired generation plant under construction, and an energy storage facility all located in the Philippines. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Masinloc was reported in the Eurasia SBU reportable segment.
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
Advancion Energy Storage — In January 2018, the Company deconsolidated the AES Advancion energy storage development business and contributed it to the Fluence joint venture, resulting in a gain on sale of $23 million. See Note 6—Investments in and Advances to Affiliates for further discussion. Prior to the transfer, the AES Advancion energy storage development business was reported as part of Corporate and Other.
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
Excluding any impairment charges or gain/loss on sale, pre-tax income attributable to AES of disposed businesses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Masinloc	$—	$26	$9	$78
Stuart and Killen (1)	8	9	38	1
DPL peaker assets	—	11	7	12
Other	—	2	5	23
Total	$8	$48	$59	$114

_____________________________

(1)
The Company entered into contracts to buy back all open capacity years for Stuart and Killen at prices lower than the PJM capacity revenue prices. As such, the Company continues to earn capacity margin.

18. ACQUISITIONS
Guaimbê Solar Complex — In September 2018, AES Tietê completed the acquisition of the Guaimbê Solar Complex (“Guaimbê”) from Cobra do Brasil for $152 million, subject to post-closing adjustments, comprised of the exchange of $119 million of non-convertible debentures in project financing and additional cash consideration of $33 million. The transaction was accounted for as an asset acquisition, therefore the consideration transferred, plus transaction costs, were allocated to the individual assets acquired and liabilities assumed based on their relative fair values. Any differences arising from post-closing adjustments will be allocated accordingly. Guaimbê is reported in the South America SBU reportable segment.
Alto Sertão II — In August 2017, the Company completed the acquisition of the Alto Sertão II Wind Complex (“Alto Sertão II”) from Renova Energia S.A for $179 million, plus the assumption of $346 million of non-recourse debt. At closing, the Company made a cash payment of $143 million, which excluded holdbacks related to indemnifications. In September 2018, an additional $12 million was paid to settle a portion of the remaining indemnification liability. In the first quarter of 2018, the Company finalized the purchase price allocation related to the acquisition of Alto Sertão II. There were no significant adjustments made to the preliminary purchase price allocation recorded in the third quarter of 2017 when the acquisition was completed. The assets acquired and liabilities assumed at the acquisition date were recorded at fair value, including a contingent liability for earn-out payments of $18 million, based on the final purchase price allocation at March 31, 2018. Subsequent changes to the fair value of the earn-out payments will be reflected in earnings. Alto Sertão II is reported in the South America

SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and nine months ended September 30, 2018 and 2017, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended September 30,	2018			2017
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$102	662	$0.15	$147	660	$0.22
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	3	—	—	3	—
DILUTED EARNINGS PER SHARE	$102	665	$0.15	$147	663	$0.22

Nine Months Ended September 30,	2018			2017
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$883	661	$1.33	$176	660	$0.27
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	3	—	—	2	—
DILUTED EARNINGS PER SHARE	$883	664	$1.33	$176	662	$0.27

The calculation of diluted earnings per share excluded stock awards and convertible debentures which would be anti-dilutive. The calculation of diluted earnings per share excluded 2 million and 6 million stock awards outstanding for the three and nine months ended September 30, 2018 and 2017, respectively, that could potentially dilute basic earnings per share in the future.
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

Executive Summary
Compared with last year, the results for the three months ended September 30, 2018 reflect increased margins primarily due to higher tariffs in Argentina, new contracts and lower fixed costs in Chile, higher contract sales and prices in Colombia, and higher regulated rates and higher dispatch at the US and Utilities SBU partially offset by the sale of the Masinloc power plant in March of 2018.
Margins increased for the nine months ended September 30, 2018 compared to the prior year primarily due to higher tariffs in Argentina, new contracts in Chile, higher contracted energy sales in the Dominican Republic, higher contract sales and prices in Colombia, and higher regulated rates and energy sales at the US and Utilities SBU partially offset by the sale of the Masinloc power plant in March of 2018.
_____________________________

(1)	See Item 2.—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

Three Months Ended September 30, 2018
Compared with the third quarter of the prior year, diluted earnings per share decreased $0.07 to $0.15, primarily due to a current year impairment in the U.S. and a charge to true-up the provisional estimate of U.S. tax reform. These decreases were partially offset by a prior year loss on extinguishment of debt, lower interest on Parent Company debt, and higher margins discussed above.
Adjusted EPS, a non-GAAP measure, increased $0.12, or 52%, to $0.35, primarily driven by higher margins discussed above, lower interest on Parent Company debt, and a lower effective tax rate.
Nine Months Ended September 30, 2018
Compared with the first nine months of the prior year, diluted earnings per share increased $1.06 to $1.33 primarily due to the current year gains on sales of Masinloc and Electrica Santiago, prior year loss on sale of the Kazakhstan CHPs, impairments at DP&L and in Kazakhstan, lower interest on Parent Company debt, and higher margins discussed above. These increases were partially offset by a current year impairment in the U.S., unrealized FX losses, a charge to true-up the provisional estimate of U.S. tax reform, current year losses on extinguishment of debt, and a favorable legal settlement at Uruguaiana in the prior year.
Adjusted EPS, a non-GAAP measure, increased $0.23, or 35%, to $0.88, primarily driven by higher margins discussed above, lower interest on Parent Company debt, and a lower effective tax rate, which was partially offset by the prior year favorable impact of a legal settlement at Uruguaiana.
Overview of Q3 2018 Results and Strategic Performance
Strategic Priorities — We continue to improve the returns from our existing portfolio and position AES for long-term, sustainable growth. Our growth pipeline continues to increase, driven by our focus on select markets and taking advantage of our cost competitiveness, scale, existing businesses and relationships.

Improving Risk Profile
●
Closed sales of Philippines businesses in March 2018 and Eletropaulo in Brazil in June 2018 and signed an agreement to sell-down 24% of our interest in sPower’s operating portfolio in October 2018, at attractive valuations

●	Allocated $1 billion to prepay Parent debt and strengthen credit ratings
○ Upgraded by S&P to BB+ in March 2018, by Fitch to BB+ in May 2018 and by Moody’s to Ba1 in June 2018
●	AES Gener restructured the 531 MW Alto Maipo hydroelectric project under construction in Chile in May 2018
●	DPL successfully completed its distribution rate case with an order from the Ohio Commission and began collecting new rates on October 1, 2018
●	In October, IPL received an order from the Indiana Utility Regulatory Commission, authorizing new rates to become effective on December 5, 2018

Efficiency
●	On track to achieve $100 million cost savings program

Profitable Growth
●	5,701 MW backlog, including 3,836 MW under construction and 1,865 MW of renewables signed to long-term PPAs
○ Completed 671 MW Eagle Valley CCGT in Indiana in April 2018 and 381 MW Colon CCGT in Panama in September 2018
●	Year-to-date, Fluence energy storage joint venture awarded more than 250 MW of new projects

Review of Consolidated Results of Operations (unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2018	2017	$ change	% change	2018	2017	$ change	% change
Revenue:
US and Utilities SBU	$1,230	$1,086	$144	13%	$3,252	$3,179	$73	2%
South America SBU	923	834	89	11%	2,664	2,377	287	12%
MCAC SBU	462	397	65	16%	1,276	1,120	156	14%
Eurasia SBU	224	380	(156)	-41%	935	1,204	(269)	-22%
Corporate and Other	7	9	(2)	-22%	21	29	(8)	-28%
Eliminations	(9)	(13)	4	31%	(34)	(22)	(12)	-55%
Total Revenue	2,837	2,693	144	5%	8,114	7,887	227	3%
Operating Margin:
US and Utilities SBU	225	205	20	10%	570	514	56	11%
South America SBU	250	190	60	32%	754	612	142	23%
MCAC SBU	144	142	2	1%	379	336	43	13%
Eurasia SBU	34	101	(67)	-66%	175	342	(167)	-49%
Corporate and Other	(4)	1	(5)	NM	32	16	16	100%
Eliminations	22	1	21	NM	17	—	17	NM
Total Operating Margin	671	640	31	5%	1,927	1,820	107	6%
General and administrative expenses	(43)	(52)	9	-17%	(134)	(155)	21	-14%
Interest expense	(255)	(297)	42	-14%	(799)	(860)	61	-7%
Interest income	79	63	16	25%	231	185	46	25%
Loss on extinguishment of debt	(11)	(49)	38	-78%	(187)	(44)	(143)	NM
Other expense	(29)	(36)	7	-19%	(42)	(67)	25	-37%
Other income	10	16	(6)	-38%	30	103	(73)	-71%
Gain (loss) on disposal and sale of businesses	(21)	(1)	(20)	NM	856	(49)	905	NM
Asset impairment expense	(74)	(2)	(72)	NM	(166)	(260)	94	-36%
Foreign currency transaction gains (losses)	5	22	(17)	-77%	(44)	14	(58)	NM
Income tax expense	(146)	(93)	(53)	57%	(509)	(246)	(263)	NM
Net equity in earnings of affiliates	6	24	(18)	-75%	31	33	(2)	-6%
INCOME FROM CONTINUING OPERATIONS	192	235	(43)	-18%	1,194	474	720	NM
Income (loss) from operations of discontinued businesses, net of income tax expense of $0, $17, $2 and $24, respectively	(4)	26	(30)	NM	(9)	35	(44)	NM
Gain from disposal of discontinued businesses, net of income tax expense of $2, $0, $44 and $0, respectively	3	—	3	NM	199	—	199	NM
NET INCOME	191	261	(70)	-27%	1,384	509	875	NM
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(90)	(109)	19	-17%	(309)	(328)	19	-6%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$101	$152	$(51)	-34%	$1,075	$181	$894	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$102	$147	$(45)	-31%	$883	$176	$707	NM
Income (loss) from discontinued operations, net of tax	(1)	5	(6)	NM	192	5	187	NM
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$101	$152	$(51)	-34%	$1,075	$181	$894	NM
Net cash provided by operating activities	$767	$739	$28	4%	$1,681	$1,701	$(20)	-1%
DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.12	$0.01	8%	$0.26	$0.24	$0.02	8%
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

Consolidated Revenue and Operating Margin
Three months ended September 30, 2018
Revenue
(in millions)
Consolidated Revenue — Revenue increased $144 million, or 5%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Excluding the unfavorable FX impact of $41 million, primarily in South America, this increase was driven by:

•
$144 million in US and Utilities driven primarily by higher market energy sales at Southland as well as higher wholesale and retail volumes at IPL, partially offset by the sale and closure of several generation facilities at DPL; and

•
$125 million in South America mainly due to higher contract and spot sales in Colombia and Chile, higher generation at Gener due to planned maintenance in 2017 and higher capacity prices in Argentina resulting from the 2017 market reforms; and

•	$69 million in MCAC driven primarily by higher availability due to improved hydrology in Panama and the commencement of operations of the Colon combined cycle facility in September 2018.
These favorable impacts were partially offset by $155 million decrease in Eurasia primarily due to the sale of the Masinloc power plant in March 2018, as well as the sale of the Kazakhstan CHPs and expiration of the Kazakhstan HPP concession agreement in 2017.

Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $31 million, or 5%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Excluding the unfavorable impact of FX of $1 million, this increase was driven by:
•$60 million in South America mostly due to the drivers discussed above; and

•	$20 million in US & Utilities due to the drivers discussed above, partially offset by higher costs related to early plant closures at DPL.
These favorable impacts were partially offset by a decrease of $67 million in Eurasia mostly due to the sale of businesses discussed above.

Nine months ended September 30, 2018
Revenue
(in millions)
Consolidated Revenue — Revenue increased $227 million, or 3%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Excluding the unfavorable FX impact of $14 million, primarily in South America partially offset by Eurasia, this increase was driven by:

•	$336 million in South America primarily due to higher capacity prices in Argentina resulting from market reforms enacted in 2017 as well as higher contract sales and prices in Colombia and Chile;

•
$159 million in MCAC primarily due to higher pass-through fuel prices in Mexico, increased availability driven by improved hydrology in Panama, and higher contracted energy sales in Dominican Republic due to commencement of the combined cycle operations at Los Mina in June 2017; and

•
$73 million in US and Utilities driven primarily by higher regulated rates approved in November 2017 and favorable weather at DPL and higher market energy sales at Southland, partially offset at DPL due to the sale and closure of several generation facilities.

These favorable impacts were partially offset by decreases of $308 million in Eurasia due to the sale of the Masinloc power plant in March 2018, as well as the sale of the Kazakhstan CHPs and expiration of the Kazakhstan HPP concession agreement in 2017.

Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $107 million, or 6%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Excluding the favorable impact of FX of $12 million, primarily driven by Eurasia, this increase was driven by increases of:

•	$139 million in South America due to the drivers discussed above;

•	$56 million in US and Utilities mostly due to the drivers discussed above; and

•	$43 million in MCAC mostly due to the drivers discussed above.
These favorable impacts were partially offset by a decrease of $178 million in Eurasia due to the drivers discussed above, and the unfavorable impact of MTM derivative adjustments at Kilroot.

See Item 2.—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $9 million, or 17%, to $43 million for the three months ended September 30, 2018, compared to $52 million for the three months ended September 30, 2017, primarily due to reduced people costs, professional fees and business development.
General and administrative expenses decreased $21 million, or 14%, to $134 million for the nine months ended September 30, 2018, compared to $155 million for the nine months ended September 30, 2017, primarily due to reduced people costs and professional fees.
Interest expense
Interest expense decreased $42 million, or 14%, to $255 million for the three months ended September 30, 2018, compared to $297 million for the three months ended September 30, 2017, and decreased $61 million, or 7%, to $799 million for the nine months ended September 30, 2018, compared to $860 million for the nine months ended September 30, 2017. These decreases were primarily due to the reduction of debt at the Parent Company, IPL, and DPL, favorable impacts from interest rate swaps and increased capitalized interest at Alto Maipo, and the sale of Masinloc in March 2018, partially offset by an increase in debt at Tietê related to the construction of solar plants and the acquisition of Alto Sertão in August 2017.
Interest income
Interest income increased $16 million, or 25%, to $79 million for the three months ended September 30, 2018, compared to $63 million for the three months ended September 30, 2017, and increased $46 million, or 25%, to $231 million for the nine months ended September 30, 2018, compared to $185 million for the nine months ended September 30, 2017. These increases were primarily due to the higher financing component of contract consideration as a result of the adoption of the new revenue recognition standard.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $38 million, or 78%, to $11 million for the three months ended September 30, 2018, compared to $49 million for the three months ended September 30, 2017. This decrease was primarily due to losses of $38 million and $9 million at the Parent Company and IPALCO, respectively, in 2017 compared to a $7 million loss at Gener in 2018.
Loss on extinguishment of debt increased $143 million to $187 million for the nine months ended September 30, 2018, compared to $44 million for the nine months ended September 30, 2017. This increase was primarily due to an increase in losses at the Parent Company of $77 million from the redemption of senior notes in 2018 compared to a gain on early retirement of debt at AES Argentina of $65 million in 2017.
See Note 7—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income decreased $6 million, or 38%, to $10 million for the three months ended September 30, 2018, compared to $16 million for the three months ended September 30, 2017. This decrease was primarily due to a decrease in the allowance for equity funds used during construction at IPALCO as a result of decreased construction activity.
Other income decreased $73 million, or 71%, to $30 million for the nine months ended September 30, 2018, compared to $103 million for the nine months ended September 30, 2017. This decrease was primarily due to the 2017 favorable settlement of legal proceedings at Uruguaiana related to YPF's breach of the parties’ gas supply agreement.
Other expense decreased $7 million, or 19%, to $29 million for the three months ended September 30, 2018, compared to $36 million for the three months ended September 30, 2017. This decrease was primarily due to the write-off of water rights for projects that were no longer being pursued and the recognition of a full allowance on a non-trade receivable in the South America SBU in 2017, partially offset by a loss resulting from damage associated with a lightning incident at the Andres facility in the Dominican Republic in 2018.
Other expense decreased $25 million, or 37%, to $42 million for the nine months ended September 30, 2018, compared to $67 million for the nine months ended September 30, 2017. This decrease was primarily due to the loss on disposal of assets at DPL as a result of the decision made in 2017 to close the coal-fired and diesel-fired generating units at Stuart and Killen on or before June 1, 2018, the write-off of water rights for projects that were no longer being pursued, and the recognition of a full allowance on a non-trade receivable in the South America SBU in 2017, partially offset by a loss resulting from damage associated with a lightning incident at the Andres facility in the Dominican Republic in 2018.
See Note 13—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain (loss) on disposal and sale of businesses
Loss on disposal and sale of businesses increased $20 million to $21 million for the three months ended September 30, 2018 as compared to $1 million for the three months ended September 30, 2017 primarily due to post-closing adjustments to the gain on sale of Electrica Santiago in 2018.
Gain (loss) on disposal and sale of businesses increased $905 million to a gain of $856 million for the nine months ended September 30, 2018, as compared to a loss of $49 million for the nine months ended September 30, 2017. This increase was primarily due to the gain on sale of $773 million for the sale of Masinloc and $69 million for the sale of Electrica Santiago in 2018 compared to a loss on sale of $48 million for the sale of the Kazakhstan CHPs in 2017.
See Note 17—Held-for-Sale and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense increased $72 million to $74 million for the three months ended September 30, 2018, compared to $2 million for the three months ended September 30, 2017, due to a current period impairment in the U.S. due to an updated unfavorable economic outlook resulting in additional decreased future cash flows at a generation facility.
Asset impairment expense decreased $94 million, or 36%, to $166 million for the nine months ended September 30, 2018, compared to $260 million for the nine months ended September 30, 2017, primarily due to prior year impairment of $186 million recognized in Kazakhstan due to the classification of the CHPs and HPPs as held-for-sale and at DPL as a result of the decision to close the coal-fired and diesel-fired generating units at Stuart and Killen, partially offset by impairments in the current year in the U.S. due to an unfavorable economic outlook resulting in decreased future cash flows at a generation facility.
See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018		2017	2018	2017
Corporate	$(2)		$4	$17	$(1)
Argentina	(2)		9	(47)	4
Colombia	—		(15)	(1)	(26)
Chile	4		9	(11)	4
Bulgaria	(1)	—	5	(4)	12
Philippines	—		4	(1)	10
Other	6		6	3	11
Total (1)	$5		$22	$(44)	$14
___________________________________________

(1)
Includes $6 million of gains on foreign currency derivative contracts for the three months ended September 30, 2018, and $37 million of gains and $37 million of losses for the nine months ended September 30, 2018 and 2017, respectively.

The Company recognized net foreign currency transaction gains of $5 million for the three months ended September 30, 2018, primarily due to unrealized gains associated with the devaluation of payables denominated in Chilean pesos at Angamos and Cochrane, partially offset by the devaluation of long-term receivables denominated in Argentine pesos.
The Company recognized net foreign currency transaction losses of $44 million for the nine months ended September 30, 2018, primarily due to the devaluation of long-term receivables denominated in Argentine pesos, partially offset by gains at the Parent Company related to foreign currency derivatives.

The Company recognized net foreign currency transaction gains of $22 million for the three months ended September 30, 2017, primarily due to the appreciation of the Chilean peso, and foreign currency derivatives related to government receivables at Argentina, partially offset by losses on foreign currency derivatives at Colombia due to a change in functional currency.
The Company recognized net foreign currency transaction gains of $14 million for the nine months ended September 30, 2017, primarily due to the amortization of frozen embedded derivatives at the Philippines, and appreciation of the euro at Bulgaria, partially offset by losses on foreign currency derivatives at Colombia due to a change in functional currency.
Income tax expense
Income tax expense increased $53 million, or 57%, to $146 million for the three months ended September 30, 2018, compared to $93 million for the three months ended September 30, 2017. The Company’s effective tax rates were 44% and 31% for the three months ended September 30, 2018 and 2017, respectively. This net increase was primarily due to a 2018 adjustment to the provisional U.S. one-time transition tax recorded in the fourth quarter of 2017, as well as unfavorable foreign currency effects at certain of our Argentine subsidiaries during the third quarter of 2018. See Note 15—Income Taxes included in Item 1.—Financial Statements of this Form 10-Q for details on the adjustment to the one-time transition tax.
Income tax expense increased $263 million to $509 million for the nine months ended September 30, 2018, compared to $246 million for the nine months ended September 30, 2017. The Company’s effective tax rates were 30% and 36% for the nine months ended September 30, 2018 and 2017, respectively. This net decrease in the effective tax rate was primarily due to the impact of the sale of the Company’s entire 51% equity interest in Masinloc. See Note 17—Held-for-Sale and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for further information. This impact was partially offset by the aforementioned 2018 adjustment to the provisional U.S. one-time transition tax and unfavorable foreign currency effects at certain of our Argentine subsidiaries.
Our effective tax rate reflects the tax effect of significant operations outside the U.S. which are generally taxed at rates different than the U.S. statutory rate of 21%. Furthermore, a greater proportion of our foreign earnings may be subject to current U.S. taxation under the new tax rules enacted in the fourth quarter of 2017. The regulations governing those rules have not yet been finalized. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.
Net equity in earnings of affiliates
Net equity in earnings of affiliates decreased $18 million to $6 million for the three months ended September 30, 2018, compared to $24 million for the three months ended September 30, 2017. This decrease was primarily due to more projects achieving commercial operations in 2017 compared to 2018 at sPower, which was purchased in the third quarter of 2017; losses at Fluence, which was formed in the first quarter of 2018; and decreased income at Guacolda.
Net equity in earnings of affiliates decreased $2 million to $31 million for the nine months ended September 30, 2018, compared to $33 million for the nine months ended September 30, 2017. This decrease was primarily due to losses at Fluence and decreased income at Guacolda, partially offset by increased income at OPGC and earnings at sPower.
Net income from discontinued operations
Net income from discontinued operations decreased $27 million to a net loss of $1 million for the three months ended September 30, 2018, compared to net income from discontinued operations of $26 million for the three months ended September 30, 2017, due to the sale of Eletropaulo in the second quarter of 2018.
Net income from discontinued operations increased $155 million to $190 million for the nine months ended September 30, 2018, compared to $35 million for the nine months ended September 30, 2017, primarily due to the after-tax gain on sale of Eletropaulo of $199 million, partially offset by the income from operations of Eletropaulo prior to its deconsolidation in November 2017.
See Note 16—Discontinued Operations included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the Eletropaulo discontinued operations.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $19 million, or 17%, to $90 million for the three months ended September 30, 2018, compared to $109 million for the three months ended September 30, 2017. This decrease was primarily due to:

•	Lower earnings due to the deconsolidation of Eletropaulo in November 2017 and the sale of Masinloc in March 2018.
These decreases were partially offset by:

•	Higher earnings due to project completions in Panama; and

•	Higher earnings in Colombia primarily due to higher contract sales and prices.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $19 million, or 6%, to $309 million for the nine months ended September 30, 2018, compared to $328 million for the nine months ended September 30, 2017. This decrease was primarily due to:

•	Lower earnings at Tietê primarily due to higher interest expense due to non-recourse debt issued in 2018 and the assumption of debt for the acquisition of Alto Sertão in August 2017;

•	Prior year favorable impact of a legal settlement at Uruguaiana; and

•	Lower earnings due to the deconsolidation of Eletropaulo in November 2017 and the sale of Masinloc in March 2018.
These decreases were partially offset by:

•	Current year gain on sale of Electrica Santiago;

•	Higher earnings in Colombia primarily due to higher contract sales and prices; and

•
Higher earnings in Vietnam due to the adoption of the new revenue recognition standard (See Note 1—Financial Statement Presentation included in Item 1.—Financial Statements of this Form 10-Q for further information).

Net income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $51 million, or 34%, to $101 million for the three months ended September 30, 2018, compared to $152 million for the three months ended September 30, 2017. This decrease was primarily due to:

•	Current year impairment in the U.S.;

•	Charge to true-up the provisional estimate of U.S. tax reform;

•	Post-closing adjustments to the gain on sale of Electrica Santiago; and

•	Lower margins in the current year at our Eurasia SBU as a result of the sales of Masinloc and Kazakhstan.
These decreases were partially offset by:

•	Prior year loss on extinguishment of debt;

•	Lower interest on Parent Company debt; and

•	Higher margins at our South America and US and Utilities SBUs in the current year.
Net income attributable to The AES Corporation increased $894 million to $1,075 million for the nine months ended September 30, 2018, compared to $181 million for the nine months ended September 30, 2017. This increase was primarily due to:

•	Current year gains on the sales of Masinloc, Eletropaulo (reflected within discontinued operations), and Electrica Santiago, net of tax;

•	Prior year loss on sale of Kazakhstan CHPs;

•	Prior year asset impairments in Kazakhstan and DP&L;

•	Lower interest on Parent Company debt; and

•	Higher margins at our US and Utilities, South America and MCAC SBUs in the current year.
These increases were partially offset by:

•	Current year impairment in the U.S.;

•	Current year loss and prior year gain on extinguishment of debt;

•	Current year unrealized foreign exchange losses primarily due to the devaluation of the Argentine peso;

•	Prior year favorable impact of a legal settlement at Uruguaiana; and

•	Lower margins in the current year at our Eurasia SBU as a result of the sales of Masinloc and Kazakhstan.

SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC, and Adjusted EPS are non-GAAP supplemental measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts and lenders. The Adjusted Operating Margin and Adjusted PTC by SBU for the three and nine months ended September 30, 2018 and September 30, 2017 are shown below.
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

Reconciliation of Adjusted Operating Margin (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Margin	$671	$640	$1,927	$1,820
Noncontrolling interests adjustment	(160)	(165)	(502)	(503)
Unrealized derivative losses (gains)	4	(6)	11	(16)
Disposition/acquisition losses	7	3	20	12
Restructuring costs	—	—	3	—
Total Adjusted Operating Margin	$522	$472	$1,459	$1,313

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

Reconciliation of Adjusted PTC (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from continuing operations, net of tax, attributable to The AES Corporation	$102	$147	$883	$176
Income tax expense attributable to The AES Corporation	120	69	411	139
Pretax contribution	222	216	1,294	315
Unrealized derivative and equity securities losses (gains)	16	(8)	4	(7)
Unrealized foreign currency losses (gains)	(7)	(21)	42	(54)
Disposition/acquisition losses (gains)	17	1	(822)	109
Impairment expense	80	2	172	264
Losses (gains) on extinguishment of debt	(1)	48	177	43
Restructuring costs (1)	—	—	3	—
Total Adjusted PTC	$327	$238	$870	$670
_____________________________

(1)	In February 2018, the Company announced a reorganization as a part of its ongoing strategy to simplify its portfolio, optimize its cost structure and reduce its carbon intensity.
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

Reconciliation of Adjusted EPS	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Diluted earnings per share from continuing operations	$0.15		$0.22		$1.33		$0.27
Unrealized derivative and equity securities losses (gains)	0.02		(0.01)		0.01		(0.01)
Unrealized foreign currency losses (gains)	—		(0.03)		0.06	(1)	(0.08)
Disposition/acquisition losses (gains)	0.02		—		(1.24)	(2)	0.16	(3)
Impairment expense	0.12	(4)	—		0.26	(5)	0.40	(6)
Losses (gains) on extinguishment of debt	—		0.07	(7)	0.27	(8)	0.06	(9)
U.S. Tax Law Reform Impact	0.05	(10)	—		0.05	(10)	—
Less: Net income tax expense (benefit)	(0.01)		(0.02)		0.14	(11)	(0.15)	(12)
Adjusted EPS	$0.35		$0.23		$0.88		$0.65
_____________________________

(1)
Amount primarily relates to unrealized FX losses of $20 million, or $0.03 per share, associated with the devaluation of long-term receivables denominated in Argentine pesos, and unrealized FX losses of $9 million, or $0.01 per share, on intercompany receivables denominated in Euros at the Parent Company.

(2)
Amount primarily relates to gain on sale of Masinloc of $773 million, or $1.16 per share, gain on sale of Electrica Santiago of $36 million, or $0.05 per share, and realized derivative gains associated with the sale of Eletropaulo of $21 million, or $0.03 per share.

(3)
Amount primarily relates to loss on sale of Kazakhstan CHPs of $48 million, or $0.07 per share, realized derivative losses associated with the sale of Sul of $38 million, or $0.06 per share, and costs associated with early plant closures at DPL of $20 million, or $0.03 per share.

(4)	Amount primarily relates to the asset impairment at a U.S. generation facility of $73 million, or $0.11 per share.

(5)	Amount primarily relates to the asset impairment at a U.S. generation facility of $156 million, or $0.23 per share.

(6)	Amount primarily relates to asset impairments at Kazakhstan HPPs of $92 million, or $0.14 per share, Kazakhstan CHPs of $94 million, or $0.14 per share, and DPL of $66 million, or $0.10 per share.

(7)	Amount primarily relates to loss on early retirement of debt at the Parent Company of $38 million, or $0.06 per share.

(8)	Amount primarily relates to loss on early retirement of debt at the Parent Company of $169 million, or $0.25 per share.

(9)
Amount primarily relates to losses on early retirement of debt at the Parent Company of $92 million, or $0.14 per share, partially offset by the gain on early retirement of debt at AES Argentina of $65 million, or $0.10 per share.

(10)	Amount relates to a charge to true-up the provisional estimate of U.S. tax reform of $33 million, or $0.05 per share.

(11)
Amount primarily relates to the income tax expense under the GILTI provision associated with gain on sale of Masinloc of $155 million, or $0.23 per share, and income tax expense associated with the gain on sale of Electrica Santiago of $19 million, or $0.03 per share; partially offset by income tax benefits associated with the loss on early retirement of debt at the Parent Company of $52 million, or $0.08 per share, and income tax benefits associated with the impairment at a U.S. generation facility of $35 million, or $0.05 per share.

(12)	Amount primarily relates to the income tax benefit associated with asset impairments of $82 million, or $0.12 per share.
US AND UTILITIES SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating Margin	$225	$205	$20	10%	$570	$514	$56	11%
Adjusted Operating Margin (1)	209	177	32	18%	523	454	69	15%
Adjusted PTC (1)	167	138	29	21%	363	288	75	26%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2017 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended September 30, 2018 increased $20 million, or 10%, which was driven primarily by the following (in millions):

Increase at Southland driven by higher market energy sales, partially offset by a decrease in capacity sales and lower ancillary services due to the expiration of long-term agreements	$22
Increase at DPL primarily due to higher regulated rates following the approval of the 2017 ESP and favorable weather	15
Impact of the sale and closure of generation plants at DPL	(18)
Other	1
Total US and Utilities SBU Operating Margin Increase	$20
Adjusted Operating Margin increased $32 million primarily due to the drivers above, adjusted for a $10 million unrealized loss on coal derivatives in Hawaii.
Adjusted PTC increased $29 million, primarily driven by the increase in Adjusted Operating Margin described above.

Operating Margin for the nine months ended September 30, 2018 increased $56 million, or 11%, which was driven primarily by the following (in millions):

Increase at DPL primarily due to higher regulated rates following the approval of the 2017 ESP and favorable weather	$37
Increase at Southland driven by higher market energy sales, partially offset by a decrease in capacity sales and lower ancillary services due to the expiration of long-term agreements	20
Increase at El Salvador primarily due to a new tariff regime effective in 2018	10
Impact of the sale and closure of generation plants at DPL	(5)
Other	(6)
Total US and Utilities SBU Operating Margin Increase	$56
Adjusted Operating Margin increased $69 million primarily due to the drivers above, adjusted for a $10 million unrealized loss on coal derivatives in Hawaii.
Adjusted PTC increased $75 million, primarily driven by the increase in Adjusted Operating Margin described above.
SOUTH AMERICA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating Margin	$250	$190	$60	32%	$754	$612	$142	23%
Adjusted Operating Margin (1)	156	116	40	34%	455	347	108	31%
Adjusted PTC (1)	128	67	61	91%	381	289	92	32%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2017 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended September 30, 2018 increased $60 million, or 32%, which was driven primarily by the following (in millions):

Increase in Colombia mainly related to higher contract prices and higher contract and spot sales	$21
Lower fixed costs at Gener primarily associated with planned maintenance performed in Q3 2017	21
Increase in Argentina primarily due to higher regulated tariffs resulting from market reforms enacted in 2017 and lower fixed costs primarily due to the devaluation of the Argentine peso	18
Increase mainly associated with the commencement of new PPAs in Chile	18
Impact of the sale of Electrica Santiago	(15)
Other	(3)
Total South America SBU Operating Margin Increase	$60
Adjusted Operating Margin increased $40 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $61 million, mainly driven by the increase in Adjusted Operating Margin described above and lower interest and other expenses in Chile driven by the full allowance of a non-trade receivable in Argentina due to collection uncertainties recognized in the prior year and the write-off of water rights at Gener resulting from a business development project no longer pursued in the prior year, partially offset by higher foreign currency losses in Argentina.
Operating Margin for the nine months ended September 30, 2018 increased $142 million, or 23%, which was driven primarily by the following (in millions):

Increase in Argentina primarily due to higher regulated tariffs resulting from market reforms enacted in 2017 and lower fixed costs primarily due to the devaluation of the Argentine peso	$62
Increase in Colombia mainly related to higher contract prices	48
Increase in Chile due to the commencement of new PPAs	40
Lower fixed costs at Gener primarily associated with planned maintenance performed in 2017	16
Impact of the sale of Electrica Santiago	(28)
Other	4
Total South America SBU Operating Margin Increase	$142
Adjusted Operating Margin increased $108 million due to the drivers above, adjusted for NCI and excluding restructuring charges.
Adjusted PTC increased $92 million, mainly due to the increase in Adjusted Operating Margin described above and lower interest and other expenses in Chile, partially offset by a $28 million decrease associated with a gain recognized in the prior year from the settlement of a legal dispute with YPF at Uruguaiana, higher interest expense in Brazil, and higher realized foreign currency losses in Argentina.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating Margin	$144	$142	$2	1%	$379	$336	$43	13%
Adjusted Operating Margin (1)	106	109	(3)	-3%	282	263	19	7%
Adjusted PTC (1)	81	91	(10)	-11%	215	209	6	3%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2017 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended September 30, 2018 increased $2 million, or 1%, which was driven primarily by the following (in millions):

Higher availability driven by improved hydrology in Panama	$6
Higher energy costs in Dominican Republic due to the lightning incident at the Andres facility	(6)
Other	2
Total MCAC SBU Operating Margin Increase	$2
Adjusted Operating Margin decreased $3 million due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $10 million, mainly driven by the decrease in Adjusted Operating Margin as described above, and by lower capitalized interest due to project completions in Panama.
Operating Margin for the nine months ended September 30, 2018 increased by $43 million, or 13%, which was driven primarily by the following (in millions):

Higher contracted energy sales in Dominican Republic mainly driven by the commencement of operations at the Los Mina combined cycle facility in June 2017 and lower forced maintenance outages	$30
Higher availability driven by improved hydrology in Panama	23
Higher energy costs in Dominican Republic due to the lightning incident at the Andres facility	(6)
Other	(4)
Total MCAC SBU Operating Margin Increase	$43
Adjusted Operating Margin increased $19 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $6 million, mainly driven by the increase in Adjusted Operating Margin as described above, partially offset by lower capitalized interest due to project completions in Panama and Dominican Republic, and lower foreign currency gains in Mexico.
EURASIA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating Margin	$34	$101	$(67)	-66%	$175	$342	$(167)	-49%
Adjusted Operating Margin (1)	31	67	(36)	-54%	152	235	(83)	-35%
Adjusted PTC (1)	37	61	(24)	-39%	175	218	(43)	-20%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2017 Form 10-K for the respective ownership interest for key businesses.

Including neutral FX impact, Operating Margin for the three months ended September 30, 2018 decreased $67 million, or 66%, which was driven primarily by the following (in millions):

Impact of the sale of Masinloc power plant in March 2018	$(39)
Decrease in Vietnam due to adoption of the new revenue recognition standard in 2018 and higher maintenance expense	(12)
Impact of the sale of the Kazakhstan CHPs and the expiration of HPP concession in 2017	(8)
Other	(8)
Total Eurasia SBU Operating Margin Decrease	$(67)
Adjusted Operating Margin decreased $36 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.

Adjusted PTC decreased $24 million, driven by the decrease in the Adjusted Operating Margin discussed above, partially offset by positive impact in Vietnam due to increased interest income from the higher financing component of contract consideration as a result of adoption of the new revenue recognition standard in 2018.
Including favorable FX impacts of $10 million, Operating Margin for the nine months ended September 30, 2018 decreased $167 million, or 49%, which was driven primarily by the following (in millions):

Impact of the sale of Masinloc power plant in March 2018	$(87)
Impact of the sale of the Kazakhstan CHPs and the expiration of HPP concession in 2017	(36)
Decrease in Vietnam due to adoption of the new revenue recognition standard in 2018 and higher maintenance costs	(26)
Unfavorable MTM valuation of commodity swaps in Kilroot	(18)
Total Eurasia SBU Operating Margin Decrease	$(167)
Adjusted Operating Margin decreased $83 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives and costs due to early plant closures.
Adjusted PTC decreased $43 million, driven by the decrease in Adjusted Operating Margin discussed above, partially offset by the positive impact in Vietnam due to increased interest income from the higher financing component of contract consideration as a result of adoption of the new revenue recognition standard in 2018.
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
Alto Maipo
As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2017 Form 10-K, Alto Maipo has experienced construction difficulties which have resulted in increased projected costs over the original $2 billion budget. Construction at the project is continuing, and the project is 70% complete.
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
If Alto Maipo is unable to meet certain construction milestones, there could be a material impact to the financing and value of the project which could have a material impact on the Company. The carrying value of long-lived assets and deferred tax assets of Alto Maipo as of September 30, 2018 was approximately $1.9 billion and $50 million, respectively. Management believes the carrying value of the long-lived asset group is recoverable as of September 30, 2018. In addition, management believes it is more likely than not the deferred tax assets will be realized; however, they could be reduced if estimates of future taxable income are decreased.
Andres
On September 3, 2018, lightning affected the Andres 319 MW combined cycle natural gas facility in the Dominican Republic (“the Plant”) resulting in significant damage to its steam turbine and generator. As a result of this event, a loss of $20 million was recorded during the third quarter 2018. The Company has business interruption and property damage insurance coverage, subject to pre-defined deductibles, under its existing programs.
On September 25, 2018, the Plant restarted operations running the gas turbine in simple cycle at partial load of approximately 120 MW. Management estimates that the Plant will operate the gas turbine in simple cycle at full load of approximately 185 MW starting in the first quarter of 2019, and in combined cycle at full capacity by the fourth quarter of 2019.
To mitigate the impact of the reduced capacity in the local energy market, the Company is installing 120 MW of rental power (gas turbines) until the combined cycle facility is at full load. The rental units will be in operation in November of 2018.
Considering the information available as of the filing date, Management believes the carrying amount of our assets in Andres of $526 million is recoverable as of September 30, 2018.
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
AES Puerto Rico and AES Ilumina’s non-recourse debt of $322 million and $35 million, respectively, continue to be in default and are classified as current as of September 30, 2018 as a result of PREPA´s bankruptcy filing in July 2017. The Company is in compliance with its debt payment obligations as of September 30, 2018.
Regarding the impacts of Hurricanes Irma and Maria in September 2017, as discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2017 Form 10-K, AES Puerto Rico has resumed generation during the first quarter of 2018 and continues to be the lowest cost and EPA compliant energy provider in Puerto Rico and a critical supplier to PREPA.
The Company's receivable balances in Puerto Rico as of September 30, 2018 totaled $66 million, of which $17 million was overdue. Despite the disruption caused by the hurricanes and the Title III protection, PREPA has been making payments to the generators in line with historical payment patterns.
Considering the information available as of the filing date, Management believes the carrying amount of our assets in Puerto Rico of $605 million is recoverable as of September 30, 2018.
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
Chilean Energy Market — The Company is in the preliminary stages of performing its annual goodwill impairment test, and has no reporting units considered to be "at risk" as of September 30, 2018. A reporting unit is considered "at risk" for the coming year when its fair value at the October 1st measurement date is not higher than its carrying amount by 10%. Sustained downward pressure on long-term power prices in Chile could potentially put Gener’s goodwill balance at risk or could potentially be an indicator of other than temporary impairment of certain equity-method investments in future periods. The Gener goodwill balance was $868 million as of September 30, 2018. Impairments would negatively impact our consolidated results of operations and net worth. See Item 1A.— Risk Factors of the 2017 Form 10-K for further information.
Regulatory
IPL Rate Case — On October 31, 2018, IPL received an order from the IURC approving an uncontested settlement agreement to increase annual revenues by $44 million, or 3%, primarily to recover costs associated with the CCGT at Eagle Valley, completed in the first half of 2018, and other construction projects. New base rates and charges are expected to be effective on December 5, 2018. The order also provides customers with approximately $50 million in benefits, including tax reform benefits associated with the TCJA, over a two-year period via a rate adjustment mechanism beginning in March 2019. The benefits accrued to date are recorded in long-term regulatory liabilities as of September 30, 2018.
DP&L Rate Case — In September 2018, DP&L received an order from the PUCO establishing new base distribution rates for DP&L (“the order”), which became effective October 1, 2018. The order approved, without modification, a stipulation and recommendation previously filed by DP&L, along with various intervening parties, and the PUCO staff. The order established a revenue requirement of $248 million for DP&L's electric service base distribution rates, which reflects an increase to distribution revenues of $30 million per year. In addition, the order authorizes DP&L to collect from customers costs related to qualified investments through a Distribution Investment Rider, changes the Decoupling Rider to reduce variability from the impact of weather and demand, partially resolves regulatory issues related to the TCJA, and authorizes DP&L to defer certain vegetation management costs for future collection.
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
Considering the information available as of the filing date, Management believes the carrying value of our long-lived assets at Maritza of approximately $1.2 billion is recoverable as of September 30, 2018.
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
Impairments
Long-lived Assets — During the nine months ended September 30, 2018, the Company recognized asset impairment expense of $166 million. See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this asset impairment expense, the carrying value of the asset groups, including long-lived assets, and those asset groups that were assessed and not impaired, totaled $55 million at September 30, 2018.
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
Waste Management — In the course of operations, the Company's facilities generate solid and liquid waste materials requiring eventual disposal or processing. The Company endeavors to ensure that all of its solid and liquid wastes are managed in accordance with applicable national, regional, state and local regulations. In October 2015, an EPA rule became effective that regulates coal combustion residuals (“CCR”), which are produced by our coal-fired facilities. Some of those facilities dispose CCR on site in engineered, permitted landfills. The EPA rule established criteria for the beneficial use of CCR within the US, as well as nationally applicable minimum criteria for the disposal of CCR as nonhazardous solid waste in new and currently operating landfills and surface impoundments, and may impose closure and/or corrective action requirements for existing CCR landfills and impoundments under certain specified conditions. The EPA has indicated that they will implement a phased approach to amending the CCR rule with Phase One being finalized no later than June 2019, and Phase Two no later than December 2019. While the EPA published final CCR Rule Amendments (Phase One, Part One) in the Federal Register on July 30, 2018, the U.S. Court of Appeals for the District of Columbia issued a decision on August 21, 2018 on certain CCR related matters that may result in revisions to the current and proposed CCR amendments. The CCR rule, current or proposed amendments to the CCR rule, and the results of groundwater monitoring data could have a material impact on our business, financial condition or results of operations.
Climate Change Regulation — On August 31, 2018, EPA issued proposed emission guidelines for greenhouse gas emissions from existing electric utility generating units, known as the Affordable Clean Energy (ACE) Rule. In addition, the EPA proposed associated revisions to implementing regulations and the New Source Review program. The proposed ACE Rule would replace the EPA’s 2015 Clean Power Plan and proposes, in addition to other matters, to determine that heat rate improvement measures are the best system of emission reduction for existing coal-fired electric generating units. We are still reviewing the proposed ACE Rule and the proposed revisions and it is too early to determine the potential impact, but any impact could be material.
Capital Resources and Liquidity
Overview — As of September 30, 2018, the Company had unrestricted cash and cash equivalents of $1.2 billion, of which $43 million was held at the Parent Company and qualified holding companies. The Company also had $401 million in short-term investments, held primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $935 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.6 billion and $3.8 billion, respectively.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. On a consolidated basis, of the Company’s $19.8 billion of total gross debt outstanding as of September 30, 2018, approximately $3.1 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $660 million of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At September 30, 2018, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $462 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At September 30, 2018, we had $348 million in letters of credit outstanding provided under our unsecured credit facility and $43 million in letters of credit outstanding provided under our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended September 30, 2018, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables — As of September 30, 2018, the Company had approximately $119 million of accounts receivable classified as Noncurrent assets—other, primarily related to certain of its generation businesses in Argentina and Panama. These noncurrent receivables mostly consist of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2019, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—Argentina—Regulatory Framework included in our 2017 Form 10-K for further information.
As of September 30, 2018, the Company had approximately $1.4 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25 year term of the plant’s PPA. See Note 12—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses

The primary sources of cash for the Company in the nine months ended September 30, 2018 were proceeds from the sales of businesses, debt financings, and net income, adjusted for non-cash items. The primary uses of cash in the nine months ended September 30, 2018 were repayments of debt, capital expenditures, and purchases of short-term investments.
The primary sources of cash for the Company in the nine months ended September 30, 2017 were debt financings, sales of short-term investments, and net income, adjusted for non-cash items. The primary uses of cash in the nine months ended September 30, 2017 were repayments of debt, purchases of short-term investments, and capital expenditures.
A summary of cash-based activities are as follows (in millions):

	Nine Months Ended September 30,
Cash Sources:	2018	2017
Net income, adjusted for non-cash items (1)	$1,865	$1,880
Proceeds from the sales of businesses, net of cash & restricted cash sold	1,796	39
Issuance of non-recourse debt	1,509	2,703
Borrowings under revolving credit facilities	1,434	1,489
Sale of short-term investments	1,010	2,942
Issuance of recourse debt	1,000	1,025
Other	155	140
Total Cash Sources	$8,769	$10,218

Cash Uses:
Repayments of recourse debt	$(1,781)	$(1,353)
Capital expenditures	(1,592)	(1,587)
Repayments under revolving credit facilities	(1,595)	(851)
Purchase of short-term investments	(1,215)	(2,673)
Repayments of non-recourse debt	(1,139)	(1,731)
Dividends paid on AES common stock	(258)	(238)
Distributions to noncontrolling interests	(199)	(263)
Increase in working capital (2)	(184)	(179)
Payments for financed capital expenditures	(186)	(100)
Contributions to equity affiliates	(101)	(49)
Acquisitions of businesses, net of cash acquired, and equity method investments	(66)	(590)
Payments for financing fees	(32)	(96)
Other	(87)	(170)
Total Cash Uses	$(8,435)	$(9,880)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$334	$338
_____________________________

(1)	Refer to the table within the Operating Activities section below for a reconciliation of non-cash items affecting net income during the applicable period.

(2)	Refer to the table within the Operating Activities section below for explanations of the variance in working capital requirements.
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative nine month period (in millions):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2018	2017	$ Change
Operating activities	$1,681	$1,701	$(20)
Investing activities	(190)	(1,955)	1,765
Financing activities	(1,163)	678	(1,841)

Operating Activities
The following table summarizes the key components of our consolidated operating cash flows (in millions):

	Nine Months Ended September 30,
	2018	2017	$ Change
Net income	$1,384	$509	$875
Depreciation and amortization	770	884	(114)
Loss (gain) on disposal and sale of businesses	(856)	49	(905)
Impairment expenses	172	260	(88)
Deferred income taxes	221	(3)	224
Loss on extinguishment of debt	187	44	143
Gain on sale of discontinued operations	(243)	—	(243)
Other adjustments to net income	230	137	93
Non-cash adjustments to net income	481	1,371	(890)
Net income, adjusted for non-cash items	$1,865	$1,880	$(15)
Changes in working capital (1)	$(184)	$(179)	$(5)
Net cash provided by operating activities (2)	$1,681	$1,701	$(20)
_____________________________

(1)
Refer to the table below for explanations of the variance in working capital requirements, which are defined as changes in operating assets and liabilities on the Condensed Consolidated Statements of Cash Flows.

(2)	Amounts included in the table above include the results of discontinued operations, where applicable.
Cash provided by operating activities decreased by $20 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily driven by a $15 million decrease in Net income, adjusted for non-cash items, and a $5 million increase in working capital requirements.
The increase in working capital requirements of $5 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily driven by:

Increases in cash resulting from changes in:
Other assets, primarily related to the deconsolidation of Eletropaulo in Q4 2017 and collections from the offtaker at Vietnam related to the loan receivable recorded upon adoption of ASC 606	$244
Accounts receivable, primarily due to the deconsolidation of Eletropaulo in Q4 2017 and higher collections at Gener, Argentina, and Maritza	154
Decreases in cash resulting from changes in:
Accounts payable and other current liabilities, primarily due to the deconsolidation of Eletropaulo in Q4 2017 and the timing of payments on coal purchases at Gener, partially offset by the timing of payments on coal purchases at Puerto Rico	(191)
Prepaid expenses and other current assets, primarily due to prior year collections of net regulatory assets at Eletropaulo, which was deconsolidated in Q4 2017, and advance payments to gas suppliers at Colon	(125)
Other liabilities, primarily due to the deconsolidation of Eletropaulo in Q4 2017	(83)
Other	(4)
Total decrease in operating cash flow from higher working capital requirements	$(5)
Investing Activities
Net cash provided by investing activities increased by $1.8 billion for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, which was primarily driven by (in millions):

Increases in:
Proceeds from the sales of businesses, net of cash and restricted cash sold, primarily due to the current year sales of Masinloc, Eletropaulo, Electrica Santiago and the DPL Peaker assets, partially offset by the sale of the Kazakhstan CHPs in 2017 and transaction costs incurred for the Beckjord sale	$1,757
Capital expenditures (1)	(5)
Decreases In:
Acquisitions of businesses, net of cash acquired, and equity method investees, primarily due to the acquisitions of sPower and Alto Sertão II in 2017	524
Cash resulting from net purchases and sales of short-term investments	(474)
Other investing activities	(37)
Total increase in net cash provided by investing activities	$1,765
_____________________________

(1)	Refer to the tables below for a breakout of capital expenditures by type and primary business driver.

Capital Expenditures
The following table summarizes the Company's capital expenditures for growth investments, maintenance, and environmental reported in investing cash activities (in millions):

	Nine Months Ended September 30,
	2018	2017	$ Change
Growth Investments	$1,266	$1,109	$157
Maintenance	296	423	(127)
Environmental	30	55	(25)
Total capital expenditures	$1,592	$1,587	$5
Cash used for capital expenditures increased by $5 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, which was primarily driven by (in millions):

Increases in:
Growth expenditures at the US and Utilities SBU, primarily due to increased spending for the Southland re-powering project	$408
Decreases in:
Growth expenditures at the MCAC SBU, primarily related to the Colon project, and lower spending at Los Mina due to the completion of the Combined Cycle project	(191)
Maintenance and environmental expenditures at the South America SBU, primarily due to the deconsolidation of Eletropaulo in Q4 2017	(138)
Growth expenditures at the South America SBU, primarily due to the deconsolidation of Eletropaulo in Q4 2017, partially offset by increased spending at Alto Maipo resulting from the Strabag agreement, and increased spending for the construction of the Boa Hora solar plant in Brazil	(31)
Other capital expenditures	(43)
Total increase in capital expenditures	$5
Financing Activities
Net cash used in financing activities increased $1.8 billion for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, which was primarily driven by (in millions):

Increases in:
Net repayments on revolving credit facilities at the Parent Company, IPALCO and DPL	$(922)
Net repayments of recourse debt at the Parent Company	(452)
Net repayments of non-recourse debt at Angamos (1)	(132)
Net issuance of non-recourse debt at Southland (1)	227
Net borrowing on revolving credit facilities at Gener	73
Decreases in:
Net issuance of non-recourse debt at AES Argentina, Tietê, DPL, Alto Maipo and Colon (1)	(584)
Net repayments on revolving credit facilities at Los Mina and AES Andres	50
Other financing activities	(64)
Total increase in net cash used in financing activities	$(1,841)
_____________________________

(1)	See Note 7—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant non-recourse debt transactions.
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

	September 30, 2018	December 31, 2017
Consolidated cash and cash equivalents	$1,187	$949
Less: Cash and cash equivalents at subsidiaries	(1,144)	(938)
Parent Company and qualified holding companies’ cash and cash equivalents	43	11
Commitments under Parent Company credit facility	1,100	1,100
Less: Letters of credit under the credit facility	(43)	(35)
Less: Borrowings under the credit facility	(15)	(207)
Borrowings available under Parent Company credit facility	1,042	858
Total Parent Company Liquidity	$1,085	$869
The Company utilizes its Parent Company credit facility for short term cash needs to bridge timing of distributions from its subsidiaries throughout the year. The Company is expecting that the Parent Company credit facilities’ borrowings will be repaid by the end of year, but can make no assurances this will occur as currently forecasted.
The Company paid dividends of $0.13 per share to its common stockholders during each of the first, second, and third quarters of 2018 for dividends declared in December 2017, February 2018, and July 2018, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $3.8 billion and $4.6 billion as of September 30, 2018 and December 31, 2017, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2017 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for — among other items — limitations on other indebtedness; liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of September 30, 2018, we were in compliance with these covenants at the Parent Company level.
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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $1.3 billion. The portion of current debt related to such defaults was $357 million at September 30, 2018, all of which was non-recourse debt related to two subsidiaries — AES Puerto Rico and AES Ilumina. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’ corporate debt agreements as of September 30, 2018, in order for such defaults to trigger an event of default or permit acceleration under AES’ indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of September 30, 2018, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Company.
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
The Company’s other significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2017 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2018.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2018, we project pre-tax earnings exposure on a 10% move in commodity prices would be less than $5 million for natural gas, oil, and coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the Eurasia SBU, our Kilroot facility operates on a short-term sales strategy. To the extent that sales are unhedged, the commodity risk at our Kilroot business is to the clean dark spread, which is the difference between electricity price and our coal-based variable dispatch cost, including emissions. Natural gas-fired generators set power prices for many periods, so higher natural gas prices generally expand margins and higher coal or emissions prices reduce them. Similarly, increased wind generation displaces higher cost generation, reducing Kilroot's margins, and vice versa. One coal-fired generating unit in Northern Ireland is expected to close in the fourth quarter of 2018 as a result of unfavorable capacity market conditions. Our Mong Duong business has minimal exposure to commodity price risk as it has no merchant exposure and fuel is subject to a pass-through mechanism.
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
AES enters into cash flow hedges to protect the economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distribution and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis which could result in greater volatility in earnings. The largest foreign exchange risks over the remaining period of 2018 stem from the following currencies: Argentine peso, Brazilian real, Colombian peso, and Euro. As of September 30, 2018, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Argentine peso and Euro each are projected to be reduced by $5 million, and the Colombian peso and Brazilian real each are projected to be reduced by less than $5 million for the remainder of 2018. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2018 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of September 30, 2018, the portfolio’s pre-tax earnings exposure for 2018 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $5 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2018, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of September 30, 2018.
In December 2001, Grid Corporation of Odisha (“GRIDCO”) served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the shareholders agreement between GRIDCO, the Company, AES ODPL, Jyoti and the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company. In the arbitration, GRIDCO asserted that a comfort letter issued by the Company in connection with the Company's indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO's financial obligations to GRIDCO. GRIDCO appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by GRIDCO. The Company counterclaimed against GRIDCO for damages. In June 2007, a 2-to-1 majority of the arbitral tribunal rendered its award rejecting GRIDCO's claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to GRIDCO. The respondents' counterclaims were also rejected. A majority of the tribunal later awarded the respondents, including the Company, some of their costs relating to the arbitration. GRIDCO filed challenges of the tribunal's awards with the local Indian court. GRIDCO's challenge of the costs award has been dismissed by the court, but its challenge of the liability award remains pending. A hearing on the liability award has not taken place to date. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê had paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the grounds that the tax rate was set in the applicable legislation. In April 2013, the FIAC determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest, and penalties totaling approximately R$1.19 billion ($298 million) as estimated by AES Tietê. AES Tietê appealed to the SIAC. In January 2015, the SIAC issued a decision in AES Tietê's favor, finding that AES Tietê was not liable for unpaid taxes. The public prosecutor subsequently filed an appeal, which was denied as untimely. The Tax Authority thereafter filed a motion for clarification of the SIAC's decision, which was denied in September 2016. The Tax Authority later filed a special appeal (“Special Appeal”), which was rejected as untimely in October 2016. The Tax Authority thereafter filed an interlocutory appeal with the Superior Administrative

Court (“SAC”). In March 2017, the President of the SAC determined that the SAC would analyze the Special Appeal. AES Tietê challenged the Special Appeal. In May 2018, the SAC rejected the Special Appeal on the merits. In August 2018, the Tax Authority filed a motion for clarification. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Also, Alto Maipo drew $73 million under letters of credit (“LC Funds”) in connection with its termination of CNM. Alto Maipo is pursuing arbitration against CNM to recover excess completion costs and other damages totaling approximately $220 million (net of the LC Funds) relating to CNM’s breaches (“First Arbitration”). CNM denies liability and seeks a declaration that its termination was wrongful, damages, and other relief. Recently, CNM made submissions alleging that it is entitled to damages ranging from $90 million to $150 million (which include the LC Funds) plus interest and costs. Alto Maipo will contest these submissions. The evidentiary hearing is scheduled for May 20-31, 2019. Also, in August 2018, CNM purported to initiate a separate arbitration against AES Gener and the Company (“Second Arbitration”). In the Second Arbitration, CNM seeks to pierce Alto Maipo’s corporate veil and appears to seek an award requiring AES Gener and the Company to pay any amounts that are found to be due to CNM in the First Arbitration or otherwise. Alto Maipo has requested in the First Arbitration an interim order restraining CNM from proceeding with the Second Arbitration until the conclusion of the First Arbitration. That request is pending. Separately, AES Gener and the Company requested that the relevant arbitral institution decide that the Second Arbitration shall not proceed, given that (among other reasons) there is no arbitration agreement between AES Gener and the Company and CNM. That request was not granted. Each of the above-referenced AES companies believes it has meritorious claims and/or defenses and will pursue its interests vigorously; however, there can be no assurances that each of the AES companies will be successful in its efforts.
In February 2018, Tau Power B.V. and Altai Power LLP (collectively, “AES Claimants”) initiated arbitration against the Republic of Kazakhstan (“ROK”) for the ROK’s failure to pay approximately $75 million for the return of two hydropower plants (“HPPs”) pursuant to a concession agreement. In April 2018, the ROK responded by denying liability and asserting purported counterclaims concerning the annual payment provisions in the concession agreement, a bonus allegedly due for the 1997 takeover of the HPPs, and dividends paid by the HPPs. The ROK has not fully quantified its counterclaims to date. The AES Claimants believe that the counterclaims are without merit. An arbitrator has been appointed to decide the case. The final evidentiary hearing is scheduled for July 22-26, 2019. The AES Claimants will pursue their case and assert their defenses vigorously; however, there can be no assurances that they will be successful in their efforts.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I—Item 1A.—Risk Factors of our 2017 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of September 30, 2018, $264 million remained available for repurchase under the Program. No repurchases were made by the AES Corporation of its common stock during the third quarter of 2018.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

10.1	The AES Corporation Amended and Restated Executive Severance Plan dated October 5, 2018 (filed herewith)
31.1	Rule13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas M. O’Flynn (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Thomas M. O’Flynn (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	November 5, 2018	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SARAH R. BLAKE
			Name:	Sarah R. Blake
			Title:	Vice President and Controller (Principal Accounting Officer)