Form 10-Q
period 2019-03-31
AES CORP
filed 2019-05-07
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12291
THE AES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54 1163725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4300 Wilson Boulevard Arlington, Virginia	22203
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (703) 522-1315

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	AES	New York Stock Exchange
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on May 1, 2019 was 663,727,053.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pretax Contribution, a non-GAAP measure of operating performance
AFS	Available For Sale
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites.
COFINS	Contribution for the Financing of Social Security
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EU	European Union
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
HLBV	Hypothetical Liquidation Book Value
HPP	Hydropower Plant
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MW	Megawatts
MWh	Megawatt Hours
NCI	Noncontrolling Interest
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxides
PIS	Program of Social Integration
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TBTU	Trillion British Thermal Units
TCJA	Tax Cuts and Jobs Act
U.S.	United States
UK	United Kingdom
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,426	$1,166
Restricted cash	519	370
Short-term investments	378	313
Accounts receivable, net of allowance for doubtful accounts of $23 and $23, respectively	1,564	1,595
Inventory	579	577
Prepaid expenses	111	130
Other current assets	703	807
Current held-for-sale assets	575	57
Total current assets	5,855	5,015
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	450	449
Electric generation, distribution assets and other	24,844	25,242
Accumulated depreciation	(8,273)	(8,227)
Construction in progress	4,207	3,932
Property, plant and equipment, net	21,228	21,396
Other Assets:
Investments in and advances to affiliates	1,147	1,114
Debt service reserves and other deposits	430	467
Goodwill	1,059	1,059
Other intangible assets, net of accumulated amortization of $467 and $457, respectively	467	436
Deferred income taxes	108	97
Loan receivable	1,406	1,423
Other noncurrent assets	1,771	1,514
Total other assets	6,388	6,110
TOTAL ASSETS	$33,471	$32,521
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,224	$1,329
Accrued interest	265	191
Accrued non-income taxes	271	250
Accrued and other liabilities	914	962
Non-recourse debt, including $338 and $479, respectively, related to variable interest entities	1,265	1,659
Current held-for-sale liabilities	418	8
Total current liabilities	4,357	4,399
NONCURRENT LIABILITIES
Recourse debt	3,895	3,650
Non-recourse debt, including $3,077 and $2,922 respectively, related to variable interest entities	14,550	13,986
Deferred income taxes	1,302	1,280
Other noncurrent liabilities	2,828	2,723
Total noncurrent liabilities	22,575	21,639
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	890	879
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 817,593,854 issued and 663,694,956 outstanding at March 31, 2019 and 817,203,691 issued and 662,298,096 outstanding at December 31, 2018)	8	8
Additional paid-in capital	8,039	8,154
Accumulated deficit	(839)	(1,005)
Accumulated other comprehensive loss	(2,107)	(2,071)
Treasury stock, at cost (153,898,898 and 154,905,595 shares at March 31, 2019 and December 31, 2018, respectively)	(1,867)	(1,878)
Total AES Corporation stockholders’ equity	3,234	3,208
NONCONTROLLING INTERESTS	2,415	2,396
Total equity	5,649	5,604
TOTAL LIABILITIES AND EQUITY	$33,471	$32,521
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(in millions, except per share amounts)
Revenue:
Regulated	$785	$722
Non-Regulated	1,865	2,018
Total revenue	2,650	2,740
Cost of Sales:
Regulated	(635)	(601)
Non-Regulated	(1,429)	(1,483)
Total cost of sales	(2,064)	(2,084)
Operating margin	586	656
General and administrative expenses	(46)	(56)
Interest expense	(265)	(281)
Interest income	79	76
Loss on extinguishment of debt	(10)	(170)
Other expense	(12)	(9)
Other income	30	13
Gain (loss) on disposal and sale of business interests	(4)	788
Foreign currency transaction losses	(4)	(19)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	354	998
Income tax expense	(115)	(231)
Net equity in earnings (losses) of affiliates	(6)	11
INCOME FROM CONTINUING OPERATIONS	233	778
Loss from operations of discontinued businesses	—	(1)
NET INCOME	233	777
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(79)	(93)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$154	$684
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$154	$685
Loss from discontinued operations, net of tax	—	(1)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$154	$684
BASIC EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.23	$1.04
DILUTED EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.23	$1.03
DILUTED SHARES OUTSTANDING	667	663
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(in millions)
NET INCOME	$233	$777
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	(1)	25
Reclassification to earnings, net of $0 income tax for all periods	—	(16)
Total foreign currency translation adjustments	(1)	9
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $18 and $(15), respectively	(68)	57
Reclassification to earnings, net of income tax benefit (expense) of $(2) and $1, respectively	10	10
Total change in fair value of derivatives	(58)	67
Pension activity:
Reclassification to earnings, net of $0 income tax for all periods	1	2
Total pension adjustments	1	2
OTHER COMPREHENSIVE INCOME (LOSS)	(58)	78
COMPREHENSIVE INCOME	175	855
Less: Comprehensive income attributable to noncontrolling interests and redeemable stock of subsidiaries	(53)	(122)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$122	$733
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2019	817.2	$8	154.9	$(1,878)	$8,154	$(1,005)	$(2,071)	$2,396
Net income	—	—	—	—	—	154	—	81
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	4	(5)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(37)	(18)
Total pension adjustments, net of income tax	—	—	—	—	—	—	1	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(32)	(23)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	12	(4)	—
Fair value adjustment (2)	—	—	—	—	(6)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)
Dividends declared on common stock ($0.1365/share)	—	—	—	—	(91)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.4	—	(1)	11	(17)	—	—	—
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	(1)	—	—	1
Balance at March 31, 2019	817.6	$8	153.9	$(1,867)	$8,039	$(839)	$(2,107)	$2,415

(1)	See Note 1—Financial Statement Presentation—New Accounting Standards Adopted for further information.

(2)	Adjustment to record the redeemable stock of Colon at fair value.

	Three Months Ended March 31, 2018
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2018	816.3	$8	155.9	$(1,892)	$8,501	$(2,276)	$(1,876)	$2,380
Net income	—	—	—	—	—	684	—	98
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	3	6
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	44	23
Total pension adjustments, net of income tax	—	—	—	—	—	—	2	—
Total other comprehensive income (loss)	—	—	—	—	—	—	49	29
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	67	19	81
Fair value adjustment (2)	—	—	—	—	(6)	—	—	—
Disposition of business interests (3)	—	—	—	—	—	—	—	(249)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1
Dividends declared on common stock ($0.13/share)	—	—	—	—	(86)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	(1)	13	(12)	—	—	—
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	—	—	1
Balance at March 31, 2018	816.3	$8	154.9	$(1,879)	$8,397	$(1,525)	$(1,808)	$2,332

(1)	See Note 1—Financial Statement Presentation—New Accounting Standards Adopted for further information.

(2)	Adjustment to record the redeemable stock of Colon at fair value.

(3)	See Note 18—Held-for-Sale and Dispositions for further information.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2019
	2019	2018

	(in millions)
OPERATING ACTIVITIES:
Net income	$233	$777
Adjustments to net income:
Depreciation and amortization	246	254
Loss (gain) on disposal and sale of business interests	4	(788)
Deferred income taxes	62	180
Loss on extinguishment of debt	10	170
Loss on sale and disposal of assets	7	2
Other	99	72
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	9	(39)
(Increase) decrease in inventory	(18)	(16)
(Increase) decrease in prepaid expenses and other current assets	47	(33)
(Increase) decrease in other assets	2	19
Increase (decrease) in accounts payable and other current liabilities	25	(66)
Increase (decrease) in income tax payables, net and other tax payables	(35)	—
Increase (decrease) in other liabilities	(1)	(17)
Net cash provided by operating activities	690	515
INVESTING ACTIVITIES:
Capital expenditures	(504)	(495)
Proceeds from the sale of business interests, net of cash and restricted cash sold	—	1,180
Sale of short-term investments	150	149
Purchase of short-term investments	(220)	(345)
Contributions to equity affiliates	(90)	(44)
Other investing	1	(29)
Net cash provided by (used in) investing activities	(663)	416
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	504	881
Repayments under the revolving credit facilities	(274)	(783)
Issuance of recourse debt	—	1,000
Repayments of recourse debt	(1)	(1,774)
Issuance of non-recourse debt	866	757
Repayments of non-recourse debt	(428)	(510)
Payments for financing fees	(4)	(14)
Distributions to noncontrolling interests	(50)	(17)
Contributions from noncontrolling interests and redeemable security holders	10	11
Dividends paid on AES common stock	(90)	(86)
Payments for financed capital expenditures	(96)	(89)
Other financing	(35)	(6)
Net cash provided by (used in) financing activities	402	(630)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	5
(Increase) decrease in cash, cash equivalents and restricted cash of discontinued operations and held-for-sale businesses	(53)	74
Total increase in cash, cash equivalents and restricted cash	372	380
Cash, cash equivalents and restricted cash, beginning	2,003	1,788
Cash, cash equivalents and restricted cash, ending	$2,375	$2,168
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$169	$207
Cash payments for income taxes, net of refunds	65	71
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Non-cash contributions of assets and liabilities for the Fluence transaction	—	20
Dividends declared but not yet paid	91	86

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity and cash flows. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of expected results for the year ending December 31, 2019. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2018 audited consolidated financial statements and notes thereto, which are included in the 2018 Form 10-K filed with the SEC on February 26, 2019 (the “2018 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$1,426	$1,166
Restricted cash	519	370
Debt service reserves and other deposits	430	467
Cash, Cash Equivalents, and Restricted Cash	$2,375	$2,003

New Accounting Pronouncements Adopted in 2019 — The following table provides a brief description of recent accounting pronouncements that had an impact on the Company’s consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2018-02, Income Statement — Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from AOCI
This amendment allows a reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act from AOCI to retained earnings at the election of the filer. Because this amendment only relates to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.
		January 1, 2019	The Company has not elected to reclassify any amounts to retained earnings. The Company’s accounting policy for releasing the income tax effects from AOCI occurs on a portfolio basis.
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
		January 1, 2019	The adoption of this standard resulted in a $4 million increase to retained earnings.

2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-10, 2017-13, Revenue from Contracts with Customers (Topic 606)
ASC 606 was adopted by sPower on January 1, 2019. sPower was not required to adopt ASC 606 using the public adoption date, as sPower is an equity method investee that meets the definition of a public business entity only by virtue of the inclusion of its summarized financial information in the Company’s SEC filings. Under the previous revenue standard, the payment received by sPower for the transfer of Incentive Tax Credits related to projects was deferred and recognized in revenue over time. Under ASC 606, this payment is recognized at a point in time.
		January 1, 2019	The adoption of this standard resulted in an $8 million increase to retained earnings attributable to the AES Corporation stockholders’ equity.
2016-02, 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, Leases (Topic 842)	See discussion of the ASU below.	January 1, 2019	See impact upon adoption of the standard below.

On January 1, 2019, the Company adopted ASC 842 Leases and its subsequent corresponding updates (“ASC 842”). Under this standard, lessees are required to recognize assets and liabilities for most leases on the balance sheet, and recognize expenses in a manner similar to the current accounting method. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance eliminates previous real estate-specific provisions.
Under ASC 842, fewer contracts contain a lease. However, due to the elimination of the real estate-specific guidance and changes to certain lessor classification criteria, more leases qualify as sales-type leases and direct financing leases. Under these two models, a lessor derecognizes the asset and recognizes a lease receivable. According to ASC 842, the lease receivable includes the fair value of the asset after the contract period, but does not include variable payments such as margin on the sale of energy. Therefore, the lease receivable could be significantly different than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized lease receivable and the carrying amount of the underlying asset is recognized as a gain/loss at lease commencement.
During the course of adopting ASC 842, the Company applied various practical expedients including:

•	The package of practical expedients (applied to all leases) that allowed lessees and lessors not to reassess:

a.	whether any expired or existing contracts are or contain leases,

b.	lease classification for any expired or existing leases, and

c.	whether initial direct costs for any expired or existing leases qualify for capitalization under ASC 842.

•	The transition practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements, and

•
The transition practical expedient for lessees that allowed businesses to not separate lease and non-lease components. The Company applied the practical expedient to all classes of underlying assets when valuing right-of-use assets and lease liabilities. Contracts where the Company is the lessor were separated between the lease and non-lease components.

The Company applied the modified retrospective method of adoption and elected to continue to apply the guidance in ASC 840 Leases to the comparative periods presented in the year of adoption. Under this transition method, the Company applied the transition provisions starting at the date of adoption. The cumulative effect of the adoption of ASC 842 on our January 1, 2019 Condensed Consolidated Balance Sheet was as follows (in millions):

Condensed Consolidated Balance Sheet	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2019
Assets
Other noncurrent assets	$1,514	$253	$1,767
Liabilities
Accrued and other liabilities	962	27	989
Other noncurrent liabilities	2,723	226	2,949
The primary impact of adoption was due to the recognition of a right-of-use-asset and lease liability for an operating land lease in Panama associated with the Colon LNG power plant and regasification terminal.
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
Transition method: various.
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	March 31, 2019	December 31, 2018
Fuel and other raw materials	$310	$300
Spare parts and supplies	269	277
Total	$579	$577

3. ASSET RETIREMENT OBLIGATION
During the three months ended March 31, 2019, the Company decreased the asset retirement obligation at DPL by $23 million, resulting in a reduction to Cost of Sales on the Condensed Consolidated Statement of Operations as the related plants are no longer in service. This decrease was due to reductions in estimated closure costs associated with ash ponds and landfills. The Company uses the cost approach to determine the initial value of ARO liabilities, which is estimated by discounting expected cash outflows to their present value using market-based rates at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. Subsequent downward revisions of ARO liabilities are discounted using the market-based rates that existed when the liability was initially recognized.
4. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4—Fair Value in Item 8.—Financial Statements and Supplementary Data of our 2018 Form 10-K.
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

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Unsecured debentures	$—	$3	$—	$3	$—	$5	$—	$5
Certificates of deposit	—	310	—	310	—	243	—	243
Total debt securities	—	313	—	313	—	248	—	248
EQUITY SECURITIES:
Mutual funds	21	49	—	70	19	49	—	68
Total equity securities	21	49	—	70	19	49	—	68
DERIVATIVES:
Interest rate derivatives	—	11	1	12	—	28	1	29
Cross-currency derivatives	—	10	—	10	—	6	—	6
Foreign currency derivatives	—	23	194	217	—	18	199	217
Commodity derivatives	—	11	2	13	—	6	4	10
Total derivatives — assets	—	55	197	252	—	58	204	262
TOTAL ASSETS	$21	$417	$197	$635	$19	$355	$204	$578
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$86	$183	$269	$—	$67	$141	$208
Cross-currency derivatives	—	3	—	3	—	5	—	5
Foreign currency derivatives	—	28	—	28	—	41	—	41
Commodity derivatives	—	7	—	7	—	3	—	3
Total derivatives — liabilities	—	124	183	307	—	116	141	257
TOTAL LIABILITIES	$—	$124	$183	$307	$—	$116	$141	$257

As of March 31, 2019, all AFS debt securities had stated maturities within one year. For the three months ended March 31, 2019 and 2018, no other-than-temporary impairments of marketable securities were recognized in earnings or Other Comprehensive Income. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of AFS securities during the periods indicated (in millions):

	Three Months Ended March 31,
	2019	2018
Gross proceeds from sale of AFS securities	$148	$147
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended March 31, 2019	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(140)	$199	$4	$63
Total realized and unrealized gains (losses):
Included in earnings	—	(5)	—	(5)
Included in other comprehensive income — derivative activity	(36)	—	—	(36)
Included in regulatory (assets) liabilities	—	—	(2)	(2)
Settlements	2	—	—	2
Transfers of assets/(liabilities), net into Level 3	(9)	—	—	(9)
Transfers of (assets)/liabilities, net out of Level 3	1	—	—	1
Balance at March 31	$(182)	$194	$2	$14
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$(2)	$(5)	$2	$(5)

Three Months Ended March 31, 2018	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(151)	$240	$4	$93
Total realized and unrealized gains (losses):
Included in earnings	14	(6)	1	9
Included in other comprehensive income — derivative activity	27	—	—	27
Settlements	6	(9)	(2)	(5)
Transfers of assets/(liabilities), net into Level 3	(8)	—	—	(8)
Transfers of assets out of Level 3	(17)	—	—	(17)
Balance at March 31	$(129)	$225	$3	$99
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$16	$(15)	$1	$2

The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of March 31, 2019 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(182)	Subsidiaries’ credit spreads	1.78% - 4.43% (3.70%)
Foreign currency:
Argentine peso	194	Argentine peso to U.S. dollar currency exchange rate after one year	57 - 105 (85)
Commodity:
Other	2
Total	$14
For interest rate derivatives and foreign currency derivatives, increases (decreases) in the estimates of the Company’s own credit spreads would decrease (increase) the value of the derivatives in a liability position. For foreign currency derivatives, increases (decreases) in the estimate of the above exchange rate would increase (decrease) the value of the derivative.
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, but for which fair value is disclosed:

		March 31, 2019
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$93	$192	$—	$—	$192
Liabilities:	Non-recourse debt	15,815	16,588	—	13,704	2,884
	Recourse debt	3,900	4,018	—	4,018	—

		December 31, 2018
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$100	$209	$—	$—	$209
Liabilities:	Non-recourse debt	15,645	16,225	—	13,524	2,701
	Recourse debt	3,655	3,621	—	3,621	—
_____________________________

(1)
These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $17 million and $16 million as of March 31, 2019 and December 31, 2018, respectively.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the derivative and hedging accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2018 Form 10-K.
Volume of Activity — The following table presents the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of March 31, 2019, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate (LIBOR and EURIBOR)	$5,154	2044
Cross-currency swaps (Chilean Unidad de Fomento and Chilean peso)	350	2029
Foreign Currency:
Argentine peso	51	2026
Chilean peso	239	2021
Colombian peso	242	2022
Brazilian real	12	2019
Others, primarily with weighted average remaining maturities of a year or less	115	2021

Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of March 31, 2019 and December 31, 2018 (in millions):

Fair Value	March 31, 2019			December 31, 2018
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$12	$—	$12	$29	$—	$29
Cross-currency derivatives	10	—	10	6	—	6
Foreign currency derivatives	1	216	217	—	217	217
Commodity derivatives	—	13	13	—	10	10
Total assets	$23	$229	$252	$35	$227	$262
Liabilities
Interest rate derivatives	$262	$7	$269	$205	$3	$208
Cross-currency derivatives	3	—	3	5	—	5
Foreign currency derivatives	13	15	28	28	13	41
Commodity derivatives	—	7	7	—	3	3
Total liabilities	$278	$29	$307	$238	$19	$257

	March 31, 2019		December 31, 2018
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$56	$44	$75	$51
Noncurrent	196	263	187	206
Total	$252	$307	$262	$257

As of March 31, 2019 and December 31, 2018, all derivative instruments subject to credit risk-related contingent features were in an asset position.

Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended March 31,
	2019	2018
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(94)	$47
Cross-currency derivatives	5	19
Foreign currency derivatives	3	6
Total	$(86)	$72
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(8)	$(16)
Cross-currency derivatives	7	10
Foreign currency derivatives	(11)	1
Commodity derivatives	—	(4)
Total	$(12)	$(9)
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$(2)	$—
Foreign currency derivatives	(5)	108
Commodity derivatives and other	2	9
Total	$(5)	$117

AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended March 31, 2020 by $57 million, primarily due to interest rate derivatives.
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

	March 31, 2019	December 31, 2018
Argentina	$97	$93
Other	13	23
Total	$110	$116

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
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Three Months Ended March 31,
50%-or-less-Owned Affiliates	2019	2018
Revenue	$214	$206
Operating margin	11	28
Net income (loss)	(21)	12

8. DEBT
Recourse Debt
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
Non-Recourse Debt
During the three months ended March 31, 2019, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Issuances	Repayments	Gain (Loss) on Extinguishment of Debt
Southland	$161	$—	$—
Gener	550	(363)	(10)
Total	$711	$(363)	$(10)

Non-Recourse Debt in Default — The current portion of non-recourse debt includes the following subsidiary debt in default as of March 31, 2019 (in millions).

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$311	$151
AES Ilumina (Puerto Rico)	Covenant	34	18
Total		$345

The above defaults are not payment defaults. All of the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of March 31, 2019, the Company had no defaults which resulted in or were at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.

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
The following table summarizes the Parent Company’s contingent contractual obligations as of March 31, 2019. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Individual Agreements (in millions)
Guarantees and commitments	$633	28	$0 — 157
Letters of credit under the unsecured credit facility	368	6	$1 — 247
Letters of credit under the senior secured credit facility	80	30	$0 — 32
Asset sale related indemnities (1)	27	1	$27
Total	$1,108	65
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the three months ended March 31, 2019, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For each period ended March 31, 2019 and December 31, 2018, the Company had recognized liabilities of $5 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of March 31, 2019. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $16 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $55 million and $53 million as of March 31, 2019 and December 31, 2018, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2019. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $79 million and $439 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.

10. LEASES
LESSEE — The Company has operating and finance leases for energy production facilities, land, office space, transmission lines, vehicles and other operating equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet, but are expensed on a straight-line basis over the lease term. The Company’s leases do not contain any material residual value guarantees, restrictive covenants or subleases.
Right-of-use assets represent our right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized on commencement of the lease based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use the subsidiaries’ incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives that are paid or payable to the lessee at commencement. The lease term includes the option to extend or terminate the lease if it is reasonably certain that the option will be exercised. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable payments excluded from the right-of-use assets and lease liabilities are recognized as incurred.
Right-of-use assets are long term by nature. The following table summarizes the amounts recognized on the Condensed Consolidated Balance Sheets related to lease asset and liability balances as of the period indicated (in millions):

	Consolidated Balance Sheet Classification	March 31, 2019
Assets
Right-of-use assets — finance leases	Electric generation, distribution assets and other	$4
Right-of-use assets — operating leases	Other noncurrent assets	251
Total right-of-use assets		$255
Liabilities
Finance lease liabilities (current)	Non-recourse debt (current liabilities)	$1
Finance lease liabilities (noncurrent)	Non-recourse debt (noncurrent liabilities)	6
Total finance lease liabilities		7
Operating lease liabilities (current)	Accrued and other liabilities	22
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	251
Total operating lease liabilities		273
Total lease liabilities		$280

The following table summarizes supplemental balance sheet information related to leases as of the period indicated:

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term — finance leases	9.6 years
Weighted-average remaining lease term — operating leases	21.7 years
Weighted-average discount rate — finance leases	11.97%
Weighted-average discount rate — operating leases	7.02%
The following table summarizes the components of lease expense recognized in Cost of Sales on the Condensed Consolidated Statements of Operations for the period indicated (in millions):

Components of Lease Cost	Three Months Ended March 31, 2019
Operating lease cost	$13
Variable and short-term lease costs	1
Total lease cost	$14

Operating cash outflows from operating leases included in the measurement of lease liabilities were $14 million for the three months ended March 31, 2019. Operating and financing cash outflows from finance leases were immaterial, as were non-cash acquisitions of right-of-use assets in exchange for new lease liabilities for the three months ended March 31, 2019.

The following table shows the future minimum lease payments under operating and finance leases for continuing operations together with the present value of the net minimum lease payments as of March 31, 2019 for the remainder of 2019 through 2023 and thereafter (in millions):

	Maturity of Lease Liabilities
	Finance Leases	Operating Leases
2019	$1	$27
2020	1	27
2021	1	25
2022	1	26
2023	1	25
Thereafter	7	454
Total	12	584
Less: Imputed interest	(5)	(311)
Present value of total minimum lease payments	$7	$273

LESSOR — The Company has operating leases for certain generation contracts that contain provisions to provide capacity to a customer, which is a stand-ready obligation to deliver energy when required by the customer. Capacity payments are generally considered lease elements as they cover the majority of available output from a facility. The allocation of contract payments between the lease and non-lease elements is made at the inception of the lease. Minimum lease payments from such contracts are recognized as lease revenue on a straight-line basis over the lease term, whereas contingent rentals are recognized when earned. Lease revenue included in the Condensed Consolidated Statements of Operations was $153 million for the three months ended March 31, 2019, of which $25 million was related to variable lease payments.
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of March 31, 2019. Variable lease payments resulting from energy generation in excess of the contracted amount are determined based on the contract and market conditions.
The following table shows the future minimum lease receipts as of March 31, 2019 for the remainder of 2019 through 2023 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2019	$2	$401
2020	2	511
2021	2	483
2022	2	468
2023	2	401
Thereafter	40	1,742
Total	50	$4,006
Less: Imputed interest	(28)
Present value of total minimum lease receipts	$22

11. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	March 31, 2019	December 31, 2018
IPALCO common stock	$618	$618
Colon quotas (1)	212	201
IPL preferred stock	60	60
Total redeemable stock of subsidiaries	$890	$879

 _____________________________

(1)	Characteristics of quotas are similar to common stock.
Colon — Our partner in Colon made capital contributions of $10 million during the three months ended March 31, 2019 and 2018, respectively. Any subsequent adjustments to allocate earnings and dividends to our partner, or measure the investment at fair value, will be classified as temporary equity each reporting period as it is probable that the shares will become redeemable.

12. EQUITY
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the three months ended March 31, 2019 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,721)	$(300)	$(50)	$(2,071)
Other comprehensive income (loss) before reclassifications	4	(47)	—	(43)
Amount reclassified to earnings	—	10	1	11
Other comprehensive income (loss)	4	(37)	1	(32)
Cumulative effect of a change in accounting principle	—	(4)	—	(4)
Balance at the end of the period	$(1,717)	$(341)	$(49)	$(2,107)

Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2019	2018
Foreign currency translation adjustment, net
	Gain (loss) on disposal and sale of business interests	$—	$16
	Net income attributable to The AES Corporation	$—	$16

Unrealized derivative gains (losses), net
	Non-regulated revenue	$—	$(4)
	Non-regulated cost of sales	(9)	(1)
	Interest expense	(8)	(15)
	Foreign currency transaction losses	5	11
	Income from continuing operations before taxes and equity in earnings of affiliates	(12)	(9)
	Income tax expense	2	(1)
	Income from continuing operations	(10)	(10)
	Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	—	3
	Net income attributable to The AES Corporation	$(10)	$(7)
Amortization of defined benefit pension actuarial loss, net
	Other expense	$(1)	$(1)
	Income from continuing operations before taxes and equity in earnings of affiliates	(1)	(1)
	Income from continuing operations	(1)	(1)
	Loss from operations of discontinued businesses	—	(1)
	Net income	(1)	(2)
	Net income attributable to The AES Corporation	$(1)	$(2)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(11)	$7

Common Stock Dividends — The Parent Company paid dividends of $0.1365 per outstanding share to its common stockholders during the first quarter of 2019 for dividends declared in December 2018.
On February 22, 2019, the Board of Directors declared a quarterly common stock dividend of $0.1365 per share payable on May 15, 2019, to shareholders of record at the close of business on May 1, 2019.
13. SEGMENTS
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended March 31,
Total Revenue	2019	2018
US and Utilities SBU	$1,019	$1,027
South America SBU	845	895
MCAC SBU	450	408
Eurasia SBU	339	419
Corporate and Other	9	9
Eliminations	(12)	(18)
Total Revenue	$2,650	$2,740

	Three Months Ended March 31,
Total Adjusted PTC	2019	2018
Income from continuing operations before taxes and equity in earnings of affiliates	$354	$998
Add: Net equity in earnings (losses) of affiliates	(6)	11
Less: Income from continuing operations before taxes, attributable to noncontrolling interests	(109)	(126)
Pre-tax contribution	239	883
Unrealized derivative and equity securities losses	3	12
Unrealized foreign currency losses (gains)	11	(3)
Disposition/acquisition losses (gains)	9	(778)
Impairment expense	2	—
Loss on extinguishment of debt	8	171
Restructuring costs	—	3
Total Adjusted PTC	$272	$288

	Three Months Ended March 31,
Total Adjusted PTC	2019	2018
US and Utilities SBU	$122	$120
South America SBU	115	136
MCAC SBU	50	53
Eurasia SBU	56	83
Corporate and Other	(72)	(98)
Eliminations	1	(6)
Total Adjusted PTC	$272	$288

Total Assets	March 31, 2019	December 31, 2018
US and Utilities SBU	$12,535	$12,286
South America SBU	11,343	10,941
MCAC SBU	4,688	4,462
Eurasia SBU	4,571	4,538
Corporate and Other	334	294
Total Assets	$33,471	$32,521

14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended March 31, 2019
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$778	$—	$—	$—	$—	$778
Other regulated revenue	7	—	—	—	—	7
Total regulated revenue	785	—	—	—	—	785
Non-Regulated Revenue
Revenue from contracts with customers	173	843	429	267	—	1,712
Other non-regulated revenue (1)	61	2	21	72	(3)	153
Total non-regulated revenue	234	845	450	339	(3)	1,865
Total revenue	$1,019	$845	$450	$339	$(3)	$2,650

	Three Months Ended March 31, 2018
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$711	$—	$—	$—	$—	$711
Other regulated revenue	11	—	—	—	—	11
Total regulated revenue	722	—	—	—	—	722
Non-Regulated Revenue
Revenue from contracts with customers	208	894	387	331	(9)	1,811
Other non-regulated revenue (1)	97	1	21	88	—	207
Total non-regulated revenue	305	895	408	419	(9)	2,018
Total revenue	$1,027	$895	$408	$419	$(9)	$2,740
_______________________

(1)	Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $128 million and $109 million as of March 31, 2019 and December 31, 2018, respectively.
During the three months ended March 31, 2019 and 2018, we recognized revenue of $3 million and $22 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Approximately $1.4 billion of contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected as a loan receivable as of March 31, 2019.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of March 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations was $15 million, primarily consisting of fixed consideration for the sale of renewable energy credits (RECs) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2019, with the remainder recognized thereafter.
For further information on our accounting policies concerning contract balances and remaining performance obligations, see Note 18—Revenue in Item 8.—Financial Statements and Supplementary Data of our 2018 Form 10-K.
15. OTHER INCOME AND EXPENSE
Other income generally includes gains on insurance recoveries in excess of property damage, gains on asset sales and liability extinguishments, favorable judgments on contingencies, gains on contract terminations, allowance for funds used during construction and other income from miscellaneous transactions. Other expense generally includes losses on asset sales and dispositions, losses on legal contingencies, defined benefit plan non-

service costs, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

		Three Months Ended March 31,
		2019	2018
Other Income	Gain on insurance proceeds (1)	$23	$—
	Allowance for funds used during construction (US Utilities)	1	5
	Other	6	8
	Total other income	$30	$13

Other Expense	Loss on sale and disposal of assets	$5	$2
	Non-service pension and other postretirement costs	4	5
	Other	3	2
	Total other expense	$12	$9

_____________________________
(1) Associated with recoveries for property damage at the Andres facility in the Dominican Republic for a lightning incident that occurred in September 2018.
16. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three months ended March 31, 2019 and 2018 were 32% and 23%, respectively. The difference between the Company’s effective tax rates for the 2019 and 2018 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, and nondeductible expenses.
In the first quarter of 2019, the U.S. Treasury issued final regulations related to the one-time transition tax which further amended the guidance of the proposed regulations. As a result, we recorded $3 million of discrete tax expense in the first quarter.
In the first quarter of 2018, the Company completed the sale of its entire 51% equity interest in Masinloc, resulting in pre-tax gain of approximately $777 million. The sale resulted in approximately $155 million of discrete tax expense in the U.S. under the new GILTI provision, which subjects the earnings of foreign subsidiaries to current U.S. taxation to the extent those earnings exceed an allowable return. See Note 18—Held-for-Sale and Dispositions for details of the sale.
17. DISCONTINUED OPERATIONS
Due to a portfolio evaluation in the first half of 2016, management decided to pursue a strategic shift to reduce the Company's exposure to the Brazilian distribution market. During 2017, Eletropaulo, the Company’s remaining distribution business in Brazil, met the criteria to qualify as a discontinued operation and its results of operations were reported as such. The disposal of Eletropaulo was completed in June 2018. Prior to its classification as discontinued operations, Eletropaulo was reported in the South America SBU reportable segment.
18. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Jordan — In February 2019, the Company entered into an agreement to sell its 36% ownership interest in two generation plants, IPP1 and IPP4, and a solar project under construction in Jordan for $86 million, plus capital contributions to the solar project of approximately $5 million. The sale of IPP1 and IPP4 is expected to close during the second quarter of 2019, and the sale of the solar project during the second half of 2019, once construction is completed. As of March 31, 2019, IPP1 and IPP4 were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. The solar project under construction did not meet the held-for-sale criteria. On a consolidated basis, the carrying value of the plants held-for-sale as of March 31, 2019 was $105 million. Pre-tax income attributable to AES was immaterial for the three months ended March 31, 2019 and 2018. Jordan is reported in the Eurasia SBU reportable segment.
Shady Point — In December 2018, the Company entered into an agreement to sell Shady Point, a U.S. coal-fired generating facility, for $30 million, subject to customary purchase price adjustments. The sale is subject to regulatory approval and is expected to close during the second half of 2019. As of March 31, 2019, Shady Point was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. Shady Point's carrying value as of March 31, 2019 was $30 million. Pre-tax income attributable to AES was immaterial for the three months ended March 31, 2019 and 2018. Shady Point is reported in the US and Utilities SBU reportable segment.

Redondo Beach — In October 2018, the Company entered into an agreement to sell land held by AES Redondo Beach, a gas-fired generating facility in California. The sale is expected to close during 2019. As of March 31, 2019, the $24 million carrying value of the land held by Redondo Beach was classified as held-for-sale. Redondo Beach is reported in the US and Utilities SBU reportable segment.
Dispositions
Masinloc — In March 2018, the Company completed the sale of its entire 51% equity interest in Masinloc for cash proceeds of $1.05 billion, resulting in a pre-tax gain on sale of $777 million after post-closing adjustments, subject to U.S. income tax. Masinloc consisted of a coal-fired generation plant in operation, a coal-fired generation plant under construction, and an energy storage facility all located in the Philippines. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Masinloc was reported in the Eurasia SBU reportable segment.
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
There was no pre-tax income attributable to AES for the three months ended March 31, 2019 associated with businesses disposed of during the three months ended March 31, 2018. Excluding any impairment charges or gain/loss on sale, pre-tax income attributable to AES of disposed businesses for the three months ended March 31, 2018 was as follows:

Three Months Ended March 31,
(in millions)	2018
Masinloc	$9
DPL peaker assets	7
Total	$16

19. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive RSUs and stock options. The effect of such potential common stock is computed using the treasury stock method.
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three months ended March 31, 2019 and 2018, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended March 31,	2019			2018
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$154	663	$0.23	$685	661	$1.04
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	—	—
Restricted stock units	—	3	—	—	2	(0.01)
DILUTED EARNINGS PER SHARE	$154	667	$0.23	$685	663	$1.03

The calculation of diluted earnings per share excluded stock awards which would be anti-dilutive. The calculation of diluted earnings per share excluded 1 million and 6 million stock awards outstanding for the three months ended March 31, 2019 and 2018, respectively, that could potentially dilute basic earnings per share in the future.
20. SUBSEQUENT EVENTS
Alto Sertão III Acquisition — On April 9, 2019, the Company entered into an agreement to purchase from Renova Energia S.A. the Alto Sertão III Wind Complex as well as a pipeline of wind power projects in development in Brazil for approximately $130 million, subject to certain precedent conditions, customary purchase price adjustments, and the assumption of approximately $250 million of non-recourse debt. The transaction is expected to close in the second half of 2019.
Kilroot and Ballylumford Sale — On April 9, 2019, the Company entered into an agreement to sell its entire 100% interest in the Kilroot coal and oil-fired plant and energy storage facility and the Ballylumford gas-fired plant in the United Kingdom for approximately $120 million, subject to customary purchase price adjustments. The sale is subject to approval under EU merger regulations and is expected to close in 2019. The assets did not qualify as held-for-sale as of March 31, 2019. The Company expects to recognize a combined loss on sale and impairment of approximately $200 million in 2019. Kilroot and Ballylumford are reported in the Eurasia SBU reportable segment.
sPower — On April 18, 2019, the Company closed on the sale of approximately 48% of its interest in a portfolio of sPower’s operating assets for approximately $170 million, subject to customary purchase price adjustments. After the sale, the Company’s ownership interest in this portfolio of sPower’s operating assets decreased from 50% to approximately 26%. The sPower equity method investment is reported in the US and Utilities SBU reportable segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2018 Form 10-K.
FORWARD-LOOKING INFORMATION
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.
Overview of Our Business — We are a diversified power generation and utility company organized into the following four market-oriented SBUs: US and Utilities (United States, Puerto Rico and El Salvador); South America (Chile, Colombia, Argentina and Brazil); MCAC (Mexico, Central America and the Caribbean); and Eurasia (Europe and Asia). For additional information regarding our business, see Item 1.—Business of our 2018 Form 10-K.
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

Executive Summary
Compared with last year, diluted earnings per share decreased $0.80 to $0.23, primarily due to the 2018 net gain on sale of Masinloc and lower margin, partially offset by lower losses on extinguishment of debt and current period gains on insurance proceeds. The decrease in margin reflects the impact of asset sales and dispositions, lower generation in Argentina, and lower availability at the MCAC SBU, partially offset by higher regulated rates at the US and Utilities SBU.
Adjusted EPS, a non-GAAP measure, remained flat at $0.28, primarily due to lower margins reflecting the impact of asset sales and dispositions, offset by lower interest on Parent Company debt, current period gains on insurance proceeds, and a lower effective tax rate.
____________________________

(1)	See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

Overview of Q1 2019 Results and Strategic Performance
Strategic Priorities — We continue to improve the returns from our existing portfolio and position AES for long-term, sustainable growth. Our backlog continues to increase, driven by our focus on select markets and taking advantage of our cost competitiveness, scale, existing businesses and relationships.

•	We are on track to attain investment grade ratings by 2020.

•	We completed construction of 21 MW of new projects and signed long-term contracts for 494 MW of renewable capacity, increasing our backlog to 6.2 GW.

•	We signed a 12-year agreement to sell up to 18 TBTU of LNG annually in the Caribbean, beginning in 2020.

•
We agreed to sell our businesses in Jordan and the United Kingdom for $211 million. Once these transactions close, which is expected later this year, we will have operations in 13 countries, down from 28 in 2011.

Review of Consolidated Results of Operations (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2019	2018	$ change	% change
Revenue:
US and Utilities SBU	$1,019	$1,027	$(8)	-1%
South America SBU	845	895	(50)	-6%
MCAC SBU	450	408	42	10%
Eurasia SBU	339	419	(80)	-19%
Corporate and Other	9	9	—	—%
Eliminations	(12)	(18)	6	33%
Total Revenue	2,650	2,740	(90)	-3%
Operating Margin:
US and Utilities SBU	212	191	21	11%
South America SBU	216	255	(39)	-15%
MCAC SBU	75	103	(28)	-27%
Eurasia SBU	63	89	(26)	-29%
Corporate and Other	20	22	(2)	-9%
Eliminations	—	(4)	4	100%
Total Operating Margin	586	656	(70)	-11%
General and administrative expenses	(46)	(56)	10	-18%
Interest expense	(265)	(281)	16	-6%
Interest income	79	76	3	4%
Loss on extinguishment of debt	(10)	(170)	160	-94%
Other expense	(12)	(9)	(3)	33%
Other income	30	13	17	NM
Gain (loss) on disposal and sale of business interests	(4)	788	(792)	NM
Foreign currency transaction losses	(4)	(19)	15	-79%
Income tax expense	(115)	(231)	116	-50%
Net equity in earnings (losses) of affiliates	(6)	11	(17)	NM
INCOME FROM CONTINUING OPERATIONS	233	778	(545)	-70%
Loss from operations of discontinued businesses	—	(1)	1	-100%
NET INCOME	233	777	(544)	-70%
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(79)	(93)	14	-15%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$154	$684	$(530)	-77%
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$154	$685	$(531)	-78%
Loss from discontinued operations, net of tax	—	(1)	1	-100%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$154	$684	$(530)	-77%
Net cash provided by operating activities	$690	$515	$175	34%
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
Consolidated Revenue and Operating Margin
Three Months Ended March 31, 2019
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $90 million, or 3%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Excluding the unfavorable FX impact of $53 million, primarily in South America, this decrease was driven by:

•	$63 million in Eurasia primarily due to the sale of the Masinloc power plant in March 2018; and

•
$16 million in South America mainly driven by lower generation in Argentina as well as the sale of Electrica Santiago and the transmission lines in 2018, partially offset by higher spot prices in Colombia and sales volumes in Brazil.

These unfavorable impacts were partially offset by an increase of $44 million in MCAC driven by the commencement of operations of the Colon combined cycle facility in September 2018.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $70 million, or 11%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Lower costs in Argentina, as a result of the peso devaluation, caused a net favorable impact to FX of $3 million, with the remaining decrease driven by:

•	$46 million in South America mostly due to the drivers discussed above;

•	$28 million in MCAC due to the outage at Changuinola as a result of the tunnel inspection work and lower hydrology in Panama as compared to the prior year; and

•	$23 million in Eurasia primarily due to the drivers discussed above.
These unfavorable impacts were partially offset by an increase of $21 million in US and Utilities mostly due to a revision to the ARO at DPL and the 2018 rate order at IPL.

See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $10 million, or 18%, to $46 million for the three months ended March 31, 2019, compared to $56 million for the three months ended March 31, 2018, primarily due to reduced people costs and lower business development expenses.
Interest expense
Interest expense decreased $16 million, or 6%, to $265 million for the three months ended March 31, 2019, compared to $281 million for the three months ended March 31, 2018. This decrease is primarily due to the reduction of debt at the Parent Company.
Interest income
Interest income increased $3 million, or 4%, to $79 million for the three months ended March 31, 2019, compared to $76 million for the three months ended March 31, 2018 with no material drivers.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $160 million, or 94%, to $10 million for the three months ended March 31, 2019, compared to $170 million for the three months ended March 31, 2018. This decrease was primarily due to losses of $169 million at the Parent Company in 2018 resulting from the redemption of senior notes compared to losses of $10 million at Gener in 2019.
See Note 8—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income increased $17 million to $30 million for the three months ended March 31, 2019, compared to $13 million for the three months ended March 31, 2018. This increase was primarily due to gains on insurance recoveries associated with property damage at the Andres facility, partially offset by a decrease in the allowance for equity funds used during construction at IPALCO as a result of decreased construction activity.
Other expense increased $3 million, or 33%, to $12 million for the three months ended March 31, 2019, compared to $9 million for the three months ended March 31, 2018 with no material drivers.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain (loss) on disposal and sale of business interests
Gain on disposal and sale of business interests decreased to a loss of $4 million for the three months ended March 31, 2019 as compared to a gain of $788 million for the three months ended March 31, 2018 primarily due to the gain on sale of Masinloc in 2018.
See Note 18—Held-for-Sale and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction losses

	Three Months Ended March 31,
(in millions)	2019	2018
Corporate	$(8)	$7
Colombia	(2)	(8)
Argentina	3	(13)
Other	3	(5)
Total (1)	$(4)	$(19)
___________________________________________

(1)	Includes $4 million of gains and $13 million of losses on foreign currency derivative contracts for the three months ended March 31, 2019 and 2018, respectively.
The Company recognized net foreign currency transaction losses of $4 million for the three months ended March 31, 2019, primarily due to losses at the Parent Company resulting from the depreciation of intercompany receivables denominated in Euros.

The Company recognized net foreign currency transaction losses of $19 million for the three months ended March 31, 2018, primarily due to the devaluation of the Argentine peso, losses on derivatives related to Argentine government receivables, and mark-to-market losses on foreign currency derivatives in Colombia. These losses were partially offset by gains at the Parent Company due to the appreciation of intercompany receivables denominated in Euros and the British Pound.
Income tax expense
Income tax expense decreased $116 million, or 50%, to $115 million for the three months ended March 31, 2019, compared to $231 million for the three months ended March 31, 2018. The Company’s effective tax rates were 32% and 23% for the three months ended March 31, 2019 and 2018, respectively. This net increase was primarily due to the 2018 impact of the sale of the Company’s entire 51% equity interest in Masinloc. See Note 18— Held-for-Sale and Dispositions and Note 16—Income Taxes included in Item 1.—Financial Statements of this Form 10-Q for details and impacts of the sale.
Our effective tax rate reflects the tax effect of significant operations outside the U.S. which are generally taxed at rates different than the U.S. statutory rate of 21%. Furthermore, our foreign earnings may be subjected to incremental U.S. taxation under the GILTI rules. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.
Net equity in earnings (losses) of affiliates
Net equity in earnings (losses) of affiliates decreased $17 million to a loss of $6 million for the three months ended March 31, 2019, compared to earnings of $11 million for the three months ended March 31, 2018. This decrease was primarily due to decreased earnings at sPower driven by 2018 unrealized derivative gains and higher 2019 interest expense due to the timing of completed projects, the sale of Elsta in Q3 2018, and decreased earnings at Distributed Energy driven by the acquisition of certain of our non-controlling interests in late 2018.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $14 million, or 15%, to $79 million for the three months ended March 31, 2019, compared to $93 million for the three months ended March 31, 2018. This decrease was primarily due to:

•	Lower earnings due to the sale of Masinloc in March 2018; and

•
Lower earnings in Panama primarily due to lower hydrology and the outage at Changuinola as a result of the tunnel inspection. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Changuinola Tunnel Leak of this Form 10-Q for further information.

Net income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $530 million, or 77%, to $154 million for the three months ended March 31, 2019, compared to $684 million for the three months ended March 31, 2018. This decrease was primarily due to:

•	Prior year gain on sale of Masinloc, net of tax; and

•	Lower margins at our South America, MCAC and Eurasia SBUs.
These decreases were partially offset by:

•	Prior year loss on extinguishment of debt at the Parent Company;

•	Higher margins at our US and Utilities SBU; and

•	Current period gains on insurance proceeds associated with the lightning incident at the Andres facility in 2018.
SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC and Adjusted EPS are non-GAAP supplemental measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts and lenders.

Adjusted Operating Margin
We define Adjusted Operating Margin as Operating Margin, adjusted for the impact of NCI, excluding (a) unrealized gains or losses related to derivative transactions; (b) benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures; and (c) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation. The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin. See Review of Consolidated Results of Operations for the definition of Operating Margin.
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

Reconciliation of Adjusted Operating Margin (in millions)	Three Months Ended March 31,
	2019	2018
Operating Margin	$586	$656
Noncontrolling interests adjustment (1)	(161)	(176)
Unrealized derivative losses	—	10
Disposition/acquisition losses	5	9
Restructuring costs	—	3
Total Adjusted Operating Margin	$430	$502
_______________________

(1)	The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.
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

Reconciliation of Adjusted PTC (in millions)	Three Months Ended March 31,
	2019	2018
Income from continuing operations, net of tax, attributable to The AES Corporation	$154	$685
Income tax expense attributable to The AES Corporation	85	198
Pretax contribution	239	883
Unrealized derivative and equity securities losses	3	12
Unrealized foreign currency losses (gains)	11	(3)
Disposition/acquisition losses (gains)	9	(778)
Impairment expense	2	—
Loss on extinguishment of debt	8	171
Restructuring costs	—	3
Total Adjusted PTC	$272	$288
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

Reconciliation of Adjusted EPS	Three Months Ended March 31,
	2019	2018
Diluted earnings per share from continuing operations	$0.23	$1.03
Unrealized derivative and equity securities losses	0.01	0.02
Unrealized foreign currency losses	0.02	—
Disposition/acquisition losses (gains)	0.01	(1.17)	(1)
Loss on extinguishment of debt	0.01	0.26	(2)
U.S. Tax Law Reform Impact	0.01	—
Less: Net income tax expense (benefit)	(0.01)	0.14	(3)
Adjusted EPS	$0.28	$0.28
_____________________________

(1)	Amount primarily relates to gain on sale of Masinloc of $777 million, or $1.17 per share.

(2)	Amount primarily relates to loss on early retirement of debt at the Parent Company of $169 million, or $0.26 per share.

(3)
Amount primarily relates to the income tax expense under the GILTI provision associated with gain on sale of Masinloc of $155 million, or $0.23 per share, partially offset by income tax benefits associated with the loss on early retirement of debt at the Parent Company of $53 million, or $0.08 per share.

US AND UTILITIES SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Operating Margin	$212	$191	$21	11%
Adjusted Operating Margin (1)	182	180	2	1%
Adjusted PTC (1)	122	120	2	2%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2018 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended March 31, 2019 increased $21 million, or 11%, which was driven primarily by the following (in millions):

Increase in IPL retail margin primarily driven by higher rates following the 2018 rate order	$23
Increase at DPL due to a credit to depreciation expense as a result of a reduction in the ARO liability at DPL's closed plants, Stuart and Killen	23
Increase at DPL due to the 2018 distribution rate order, including the decoupling rider which is designed to eliminate the impacts of weather and demand	6
Decrease due to the sale and closure of generation facilities at DPL and the discontinuation of operations at Shady Point	(19)
Other	(12)
Total US and Utilities SBU Operating Margin Increase	$21
Adjusted Operating Margin increased $2 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased $2 million, primarily driven by the increase in Adjusted Operating Margin described above.
SOUTH AMERICA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Operating Margin	$216	$255	$(39)	-15%
Adjusted Operating Margin (1)	120	155	(35)	-23%
Adjusted PTC (1)	115	136	(21)	-15%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2018 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended March 31, 2019 decreased $39 million, or 15%, which was driven primarily by the following (in millions):

Decrease in Argentina primarily driven by lower generation	$(20)
Decrease due to the depreciation of the Colombian Peso and Brazilian Reais against the US dollar	(16)
Decrease due to the sale of Electrica Santiago and the transmission lines in 2018	(8)
Other	5
Total South America SBU Operating Margin Decrease	$(39)

Adjusted Operating Margin decreased $35 million due to the drivers above, adjusted for NCI and excluding restructuring charges in the prior year.
Adjusted PTC decreased $21 million, mainly driven by the decrease in Adjusted Operating Margin described above, partially offset by lower realized FX losses in Argentina associated with accounts receivable denominated in the Argentine Peso and lower interest expenses associated with the debt prepayment program at Gener and scheduled principal payments of Angamos and Cochrane debt.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Operating Margin	$75	$103	$(28)	-27%
Adjusted Operating Margin (1)	54	74	(20)	-27%
Adjusted PTC (1)	50	53	(3)	-6%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2018 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended March 31, 2019 decreased $28 million, or 27%, which was driven primarily by the following (in millions):

Lower availability due to the outage of the Changuinola tunnel for inspection	$(19)
Lower availability driven by lower hydrology in Panama	(16)
Higher sales in Panama driven by the commencement of operations at the Colon combined cycle facility in September 2018	9
Other	(2)
Total MCAC SBU Operating Margin Decrease	$(28)
Adjusted Operating Margin decreased $20 million due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $3 million, mainly driven by the decrease in Adjusted Operating Margin described above, partially offset by gains on insurance proceeds due to the lightning incident at the Andres facility in September 2018.
EURASIA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Operating Margin	$63	$89	$(26)	-29%
Adjusted Operating Margin (1)	52	78	(26)	-33%
Adjusted PTC (1)	56	83	(27)	-33%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2018 Form 10-K for the respective ownership interest for key businesses.

Including unfavorable FX impacts of $4 million, Operating Margin for the three months ended March 31, 2019 decreased $26 million, or 29%, which was driven primarily by the following (in millions):

Impact of the sale of Masinloc power plant in March 2018	$(25)
Lower generation at Kilroot due to planned outage	(8)
Closure of B station at Ballylumford power plant	(7)
Unfavorable mark-to-market valuation of commodity swaps in Kilroot in 2018	4
Other	10
Total Eurasia SBU Operating Margin Decrease	$(26)
Adjusted Operating Margin decreased $26 million due to the drivers above, adjusted for NCI and excluding costs due to early plant closures in the prior year.
Adjusted PTC decreased $27 million, driven by the decrease in the Adjusted Operating Margin described above.

Key Trends and Uncertainties
During the remainder of 2019 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation, and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of our 2018 Form 10-K.
Macroeconomic and Political
During the past few years, some countries where our subsidiaries conduct business have experienced macroeconomic and political changes. In the event these trends continue, there could be an adverse impact on our businesses.
United States Tax Law Reform — In light of the significant changes to the U.S. tax system enacted in 2017, the U.S. Treasury Department and Internal Revenue Service have issued numerous regulations. While certain regulations are now final, there are many regulations that are proposed and still others anticipated to be issued in proposed form. The final version of any regulations may vary from the proposed form. When final, these regulations may materially impact our effective tax rate. Certain of the proposed regulations, when final, may have retroactive effect to January 1, 2018 or January 1, 2019.
Puerto Rico — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2018 Form 10-K, our subsidiaries in Puerto Rico have a long-term PPA with state-owned PREPA, which has been facing economic challenges that could result in a material adverse effect on our business in Puerto Rico.
AES Puerto Rico and AES Ilumina’s non-recourse debt of $311 million and $34 million, respectively, continue to be in default and are classified as current as of March 31, 2019 as a result of PREPA´s bankruptcy filing in July 2017. The Company is in compliance with its debt payment obligations as of March 31, 2019.
The Company's receivable balances in Puerto Rico as of March 31, 2019 totaled $70 million, of which $20 million was overdue. Despite the Title III protection, PREPA has been making substantially all of its payments to the generators in line with historical payment patterns.
On April 11, 2019, the Governor of Puerto Rico signed the Puerto Rico Energy Public Policy Act (“the Act”) into law. The Act established guidelines for grid efficiency and includes the elimination of coal as a source for electricity generation by January 1, 2028. The Act supports the accelerated deployment of renewables through the Renewable Portfolio Standard and the conversion of coal generating facilities to other fuel sources, with compliance targets of 40% by 2025, 60% by 2040, and 100% by 2050. AES Puerto Rico’s long-term PPA with PREPA expires November 31, 2027. We are considering alternatives allowed under the law and evaluating the impact of this change, which could have a material impact on the Company’s financial statements. Considering the information available as of the filing date, management believes the carrying amount of our assets in Puerto Rico of $607 million is recoverable as of March 31, 2019.
Argentina — On February 28, 2019, the Secretary of Energy in Argentina issued Resolution 1/2019 that modified the remuneration scheme for thermal generators as previously introduced by Resolution 19/2017. The entrance of renewable energy and efficient thermal generators in the market over the past few years supported the reduction of system costs and efficiency while fostering competition. Capacity prices for thermal generators will be subject to the actual dispatch of the generating facilities. Under Resolution 1/2019, the remuneration for energy is reduced by $1.6 per MWh for all thermal generation compared to Resolution 19/2017. For hydroelectric generation, there were no changes in capacity or energy prices. These measures are intended to help the government of Argentina reduce the subsidies and the financial deficit of the electric market.
United Kingdom — In June 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” The UK parliament has rejected, on three occasions, proposed withdrawal agreements that the EU had supported. The UK was originally expected to exit the EU on March 29, 2019, which has been delayed to October 31, 2019. While the full impact of Brexit remains uncertain, these changes are not expected to have a material adverse effect on our operations and consolidated financial results.

Regulatory
In September 2018, DP&L received an order from PUCO establishing new base distribution rates for DP&L. Under the approved terms of the order, DP&L agreed to file an application with PUCO to refund customers eligible excess accumulated deferred income taxes associated with the TCJA and any related regulatory liability. DP&L filed this application on March 1, 2019 and proposed to return a total of $65 million to customers. The timing and final amount to be returned to customers is unknown at this time.
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate. In the first quarter of 2019, there was continued significant devaluation in the Argentine peso against the USD. Further material devaluation of the Argentine peso against the USD could have an impact on our full year 2019 results, largely in local tax expense. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Andres
As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2018 Form 10-K, on September 3, 2018, lightning affected the Andres 319 MW combined cycle natural gas facility in the Dominican Republic (“the Plant”) resulting in significant damage to its steam turbine and generator. The Company has business interruption and property damage insurance coverage, subject to pre-defined deductibles, under its existing programs.
On September 25, 2018, the Plant restarted operations running the gas turbine in simple cycle at partial load of approximately 120 MW. Management estimates that the Plant will begin operating the gas turbine in simple cycle at full load of approximately 185 MW starting in the second quarter of 2019, and in combined cycle at full capacity by the fourth quarter of 2019. To mitigate the impact of the reduced capacity in the local energy market, the Company installed 120 MW of rental power (gas turbines) until the combined cycle facility is at full load. The rental units were fully operational beginning in December 2018.
Considering the information available as of the filing date, Management believes the carrying amount of our long-lived assets in Andres of $418 million is recoverable as of March 31, 2019.
Changuinola Tunnel Leak
As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2018 Form 10-K, increased water levels were noted in a creek near the Changuinola power plant, a 223 MW hydroelectric power facility in Panama. After the completion of an assessment, the Company has confirmed loss of water in specific sections of the tunnel. To ensure the long-term performance of the facility, the affected units of the plant have been taken out of service until final inspection and replacement of the damaged sections of tunnel is complete. This process began in January 2019 and may take up to 10 months to complete. The Company has notified its insurers of a potential claim and has asserted claims against its construction contractor; however, there can be no assurance of collection and the Company continues to monitor the situation. The Company has not identified any indicators of impairment and believes the carrying value of the long-lived asset group of $933 million is recoverable as of March 31, 2019.
Impairments
Events or changes in circumstances that may necessitate recoverability tests and potential impairments of long-lived assets or goodwill may include, but are not limited to, adverse changes in the regulatory environment, unfavorable changes in power prices or fuel costs, increased competition due to additional capacity in the grid, technological advancements, declining trends in demand, or an expectation it is more likely than not the asset will be disposed of before the end of its estimated useful life.
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion residuals) and certain air emissions, such as SO2, NOx, particulate matter, mercury and other hazardous air pollutants. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our operations are subject to significant government regulation and our business and results of operations could be adversely affected by changes in the law or regulatory schemes; Several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR; Our businesses are subject to stringent environmental laws, rules and regulations; and Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2018 Form 10-K.
Capital Resources and Liquidity
Overview — As of March 31, 2019, the Company had unrestricted cash and cash equivalents of $1.4 billion, of which $34 million was held at the Parent Company and qualified holding companies. The Company also had $378 million in short-term investments, held primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $949 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.8 billion and $3.9 billion, respectively. Of the approximately $1.3 billion of our current non-recourse debt, $920 million was presented as such because it is due in the next twelve months and $345 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to indebtedness under its $365 million outstanding secured term loan due 2022 and drawings of $245 million under its senior secured credit facility. On a consolidated basis, of the Company’s $20.1 billion of total gross debt outstanding as of March 31, 2019, approximately $2.3 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $1 billion of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At March 31, 2019, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $660 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At March 31, 2019, we had $368 million in letters of credit outstanding provided under our unsecured credit facility and $80 million in letters of credit outstanding provided under our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended March 31, 2019, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables — As of March 31, 2019, the Company had approximately $110 million of accounts receivable classified as Noncurrent assets—other. These noncurrent receivables mostly consist of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2020, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 6—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—South America SBU—Argentina—Regulatory Framework included in our 2018 Form 10-K for further information.
As of March 31, 2019, the Company had approximately $1.4 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25 year term of the plant’s PPA. See Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses

The primary sources of cash for the Company in the three months ended March 31, 2019 were debt financings, cash flow from operating activities, and sales of short-term investments. The primary uses of cash in the three months ended March 31, 2019 were repayments of debt, capital expenditures, and purchases of short-term investments.
The primary sources of cash for the Company in the three months ended March 31, 2018 were debt financings, proceeds from sale of business interests, cash flow from operating activities, and sales of short-term investments. The primary uses of cash in the three months ended March 31, 2018 were repayments of debt, capital expenditures, and purchases of short-term investments.

A summary of cash-based activities are as follows (in millions):

	Three Months Ended March 31,
Cash Sources:	2019	2018
Issuance of non-recourse debt	$866	$757
Net cash provided by operating activities	690	515
Borrowings under the revolving credit facilities	504	881
Sale of short-term investments	150	149
Proceeds from the sale of business interests, net of cash and restricted cash sold	—	1,180
Issuance of recourse debt	—	1,000
Other	11	90
Total Cash Sources	$2,221	$4,572

Cash Uses:
Capital expenditures	$(504)	$(495)
Repayments of non-recourse debt	(428)	(510)
Repayments under the revolving credit facilities	(274)	(783)
Purchase of short-term investments	(220)	(345)
Payments for financed capital expenditures	(96)	(89)
Dividends paid on AES common stock	(90)	(86)
Contributions to equity affiliates	(90)	(44)
Distributions to noncontrolling interests	(50)	(17)
Repayments of recourse debt	(1)	(1,774)
Other	(96)	(49)
Total Cash Uses	$(1,849)	$(4,192)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$372	$380
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three month period (in millions):

	Three Months Ended March 31,
Cash flows provided by (used in):	2019	2018	$ Change
Operating activities	$690	$515	$175
Investing activities	(663)	416	(1,079)
Financing activities	402	(630)	1,032
Operating Activities

Net cash provided by operating activities increased by $175 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Operating Cash Flows
(in millions)

(1)
The change in adjusted net income is defined as the variance in net income, net of the total adjustments to net income as shown on the Condensed Consolidated Statements of Cash Flows in Item 1.—Financial Statements of this Form 10-Q.

(2)
The change in working capital is defined as the variance in total changes in operating assets and liabilities as shown on the Condensed Consolidated Statements of Cash Flows in Item 1.—Financial Statements of this Form 10-Q.

Amounts included in the chart above include the results of discontinued operations, where applicable.

•	Adjusted net income was essentially flat compared to the prior year.

•
Working capital requirements decreased by $181 million, primarily due to lower payments to suppliers at Gener, higher collections of overdue receivables from distribution companies in the Dominican Republic, collections of business interruption insurance proceeds at Andres due to the steam turbine damage claim from 2018, and lower interest payments at the Parent Company. These impacts were partially offset by the timing of VAT payments at Gener.

Investing Activities
Net cash provided by investing activities decreased by $1.1 billion for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Investing Cash Flows
(in millions)

•	Proceeds from dispositions decreased by $1.2 billion, primarily due to the sales of Masinloc and the DPL Peaker assets in 2018.

•
Cash used for short-term investing activities decreased by $126 million, primarily due to the prior year purchases of non-convertible debentures at Tietê to provide project financing for the construction of the Bauru Solar Complex.

•	Capital expenditures increased by $9 million, discussed further below.

Capital Expenditures
(in millions)

•
Growth expenditures decreased by $36 million, primarily due to timing of payments for the Southland re-powering project, completion of the Colon combined cycle facility in 2018, and the sale of Masinloc in 2018. These impacts were partially offset by higher spending at Alto Maipo as a result of the Strabag agreement executed in the second quarter of 2018 for construction financing.

•	Maintenance expenditures increased by $49 million, primarily at Andres as a result of the steam turbine lightning damage, and at IPALCO due to the timing of payments for outage related expenses.

Financing Activities

Net cash provided by financing activities increased $1 billion for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Financing Cash Flows
(in millions)
See Note 8—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt transactions.

•	The $773 million impact from recourse debt activity is primarily due to the accelerated net repayments of Parent Company debt in the prior year.

•	The $195 million impact from parent revolver transactions is primarily due to higher net borrowings in 2019 for general corporate cash management activities.

•
The $191 million impact from non-recourse debt transactions is primarily due to net issuances at Gener and lower repayments at DPL, which were partially offset by net issuances at Tietê in the prior year.

•	The $63 million impact from non-recourse revolver transactions is primarily due to repayments at Gener.
Parent Company Liquidity
The following discussion is included as a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is a non-GAAP measure and should not be construed as an alternative to cash and cash equivalents, which is determined in accordance with GAAP. Parent Company Liquidity may differ from similarly titled measures used by other companies. The principal sources of liquidity at the Parent Company level are dividends and other distributions from our subsidiaries, including refinancing proceeds, proceeds from debt and equity financings at the Parent Company level, including availability under our credit facility, and proceeds from asset sales. Cash requirements at the Parent Company level are primarily to fund interest and principal repayments of debt, construction commitments, other equity commitments, common stock repurchases, acquisitions, taxes, Parent Company overhead and development costs, and dividends on common stock.
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

	March 31, 2019	December 31, 2018
Consolidated cash and cash equivalents	$1,426	$1,166
Less: Cash and cash equivalents at subsidiaries	(1,392)	(1,142)
Parent Company and qualified holding companies’ cash and cash equivalents	34	24
Commitments under Parent Company credit facility	1,100	1,100
Less: Letters of credit under the credit facility	(80)	(78)
Less: Borrowings under the credit facility	(245)	—
Borrowings available under Parent Company credit facility	775	1,022
Total Parent Company Liquidity	$809	$1,046
The Company utilizes its Parent Company credit facility for short term cash needs to bridge timing of distributions from its subsidiaries throughout the year. The Company is expecting that the Parent Company credit facilities’ borrowings will be repaid by the end of year, but can make no assurances this will occur as currently forecasted.
The Parent Company paid dividends of $0.1365 per share to its common stockholders during the first quarter of 2019 for dividends declared in December 2018. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $3.9 billion and $3.7 billion as of March 31, 2019 and December 31, 2018, respectively. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 10—Debt in Item 8.—Financial Statements and Supplementary Data of our 2018 Form 10-K for additional detail.
While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our senior secured credit facility. See Item 1A.—Risk Factors—The AES Corporation is a holding company and its ability to make payments on its outstanding indebtedness, including its public debt securities, is dependent upon the receipt of funds from its subsidiaries by way of dividends, fees, interest, loans or otherwise of the Company’s 2018 Form 10-K for additional information.
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of March 31, 2019, we were in compliance with these covenants at the Parent Company level.
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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $1.3 billion. The portion of current debt related to such defaults was $345 million at March 31, 2019, all of which was non-recourse debt related to two subsidiaries — AES Puerto Rico and AES Ilumina. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of March 31, 2019, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of March 31, 2019, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
Leases — Under the accounting standard for leases, the Company recognizes operating and finance right-of-use assets and lease liabilities on the Consolidated Balance Sheets for most leases with an initial term of greater than 12 months. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. Our subsidiaries’ incremental borrowing rates are used in determining the present value of lease payments when the implicit rate is not readily determinable. Certain adjustments to the right-of-use asset may be required for items such as prepayments, lease incentives or initial direct costs. For further information regarding the nature of our leases and our critical accounting policies effecting leases, see Note 10—Leases included in Item 1.—Financial Statements of this Form 10-Q.
The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2018 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2019.
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
The disclosures presented in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations; Wholesale power prices are declining in many markets, and this could have a material adverse effect on our operations and opportunities for future growth, and We may not be adequately hedged against our exposure to changes in commodity prices or interest rates of the 2018 Form 10-K.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2019, we project pre-tax earnings exposure on a 10% move in commodity prices would be approximately $5 million for U.S. power, $(5) million for natural gas, $(5) million for oil, and $(5) million for coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower power, higher oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the US and Utilities SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. At Southland, our primary contracts are in capacity and it has seen incremental location value in energy revenues; this will continue until 2020 when our Southland repowering project and contract begin.
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
In the Eurasia SBU, our Mong Duong business has minimal exposure to commodity price risk as it has no merchant exposure and fuel is subject to a pass-through mechanism.
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
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distribution and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis which could result in greater volatility in earnings. The largest foreign exchange risks over a 9-month forward-looking period of 2019 stem from the following currencies: Argentine peso, Brazilian real, Colombian peso, Euro, British pound, and Indian Rupee. As of March 31, 2019, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the British pound, Euro, Argentine peso, Colombian peso, Brazilian real, and Indian Rupee each are projected to be impacted by less than $5 million. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2019 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of March 31, 2019, the portfolio’s pre-tax earnings exposure for 2019 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $15 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2019, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of March 31, 2019.
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
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê had paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the grounds that the tax rate was set in the applicable legislation. In April 2013, the FIAC determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest, and penalties totaling approximately R$1.21 billion ($311 million) as estimated by AES Tietê. AES Tietê appealed to the SIAC. In January 2015, the Second Instance Administrative Court (“SIAC”) issued a decision in AES Tietê's favor, finding that AES Tietê was not liable for unpaid taxes. The public prosecutor subsequently filed an appeal, which was denied as untimely. The Tax Authority thereafter filed a motion for clarification of the SIAC's decision, which was denied in September 2016. The Tax Authority later filed a special appeal (“Special Appeal”), which was rejected as untimely in October 2016. The Tax Authority thereafter filed an interlocutory appeal with the Superior Administrative Court (“SAC”). In March 2017, the President of the SAC determined that the SAC would analyze the Special Appeal. AES Tietê challenged the Special Appeal. In May 2018, the SAC rejected the Special Appeal on the merits. In August 2018, the Tax Authority filed a motion for clarification.

In February 2019, the SAC rejected the motion. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In January 2017, the Superintendencia del Medio Ambiente (“SMA”) issued a Formulation of Charges asserting that Alto Maipo is in violation of certain conditions of the Environmental Approval Resolution (“RCA”) governing the construction of Alto Maipo’s hydropower project, for, among other things, operating vehicles at unauthorized times and failing to mitigate the impact of water infiltration during tunnel construction (“Infiltration Water”). In February 2017, Alto Maipo submitted a compliance plan (“Compliance Plan”) to the SMA which, if approved by the agency, would resolve the matter without materially impacting construction of the project. Thereafter, the SMA made three separate requests for information about the Compliance Plan, to which Alto Maipo duly responded. In April 2018, the SMA approved the Compliance Plan (“April 2018 Approval”). Among other things, the Compliance Plan as approved by the SMA requires Alto Maipo to obtain from the Environmental Evaluation Service (“SEA”) an acceptable interpretation of the RCA’s provisions concerning the authorized times to operate certain vehicles. In addition, Alto Maipo must obtain the SEA’s approval concerning the control, discharge, and treatment of Infiltration Water. Alto Maipo continues to seek the relevant final approvals from the SEA. Furthermore, in May 2018, three lawsuits were filed with the Environmental Court of Santiago (“ECS”) challenging the April 2018 Approval. Alto Maipo does not believe that there are grounds to challenge the April 2018 Approval. The ECS has not decided the lawsuits to date. If Alto Maipo complies with the requirements of the Compliance Plan, and if the above-referenced lawsuits are dismissed, the Formulation of Charges will be discharged without penalty. Otherwise, Alto Maipo could be subject to penalties, and the construction of the project could be negatively impacted. Alto Maipo will pursue its interests vigorously in these matters; however, there can be no assurances that it will be successful in its efforts.
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Also, Alto Maipo drew $73 million under letters of credit (“LC Funds”) in connection with its termination of CNM. Alto Maipo is pursuing arbitration against CNM to recover excess completion costs and other damages totaling over $230 million (net of the LC Funds) relating to CNM’s breaches (“First Arbitration”). CNM denies liability and seeks a declaration that its termination was wrongful, damages, and other relief. CNM has made submissions alleging that it is entitled to damages ranging from $70 million to $170 million (which include the LC Funds) plus interest and costs. Alto Maipo has contested these submissions. The evidentiary hearing in the First Arbitration is scheduled for May

20-31, 2019. Also, in August 2018, CNM purported to initiate a separate arbitration against AES Gener and the Company (“Second Arbitration”). In the Second Arbitration, CNM seeks to pierce Alto Maipo’s corporate veil and appears to seek an award holding AES Gener and the Company jointly and severally liable to pay any amounts that are found to be due to CNM in the First Arbitration or otherwise. The Second Arbitration has been consolidated into the First Arbitration. The arbitral Tribunal has bifurcated the Second Arbitration to determine in the first instance the jurisdictional objections raised by AES Gener and the Company to CNM’s piercing claims. A schedule is under development for the proceedings in the Second Arbitration. Each of the above-referenced AES companies believes it has meritorious claims and/or defenses and will pursue its interests vigorously; however, there can be no assurances that each of the AES companies will be successful in its efforts.
In October 2017, the Maritime Prosecution Office from Valparaíso issued a ruling alleging responsibility by AES Gener for the presence of coal waste on Ventanas beach, and proposed a fine before the Maritime Governor, of approximately $380,000. AES Gener submitted its statement of defense, denying the allegations. An evidentiary stage was concluded and then re-opened by order of the Maritime Governor on February 5, 2019 to allow AES Gener an opportunity to present reports and other evidence to challenge the grounds of the ruling. AES Gener believes that it has meritorious defenses to the allegations; however, there are no assurances that it will be successful in defending this action.
In February 2018, Tau Power B.V. and Altai Power LLP (collectively, “AES Claimants”) initiated arbitration against the Republic of Kazakhstan (“ROK”) for the ROK’s failure to pay approximately $75 million (“Return Transfer Payment”) for the return of two hydropower plants (“HPPs”) pursuant to a concession agreement. In April 2018, the ROK responded by denying liability and asserting purported counterclaims concerning the annual payment provisions in the concession agreement, a bonus allegedly due for the 1997 takeover of the HPPs, and dividends paid by the HPPs. The ROK seeks to recover the Return Transfer Payment (which is in an escrow account maintained by a third party) and appears to be seeking over $480 million on its counterclaims. The AES Claimants believe that the ROK’s defenses and counterclaims are without merit and have contested the ROK’s submissions on these issues. An arbitrator has been appointed to decide the case. The final evidentiary hearing is scheduled for July 22 - 26, 2019. The AES Claimants will pursue their case and assert their defenses vigorously; however, there can be no assurances that they will be successful in their efforts.
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
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. The relevant AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
In March 2019, the Puerto Rico Department of Natural and Environmental Resources (“DNER”) issued an Administrative Order, as amended (collectively, the “DNER Order”), alleging that AES Puerto Rico, LP failed to comply with certain DNER requests for documents and information and that AES Puerto Rico has contaminated groundwater in excess of certain state and federal water quality standards. The DNER Order imposes a fine of $160,000. In April 2019, AES Puerto Rico timely filed its response to the DNER Order contesting the alleged violations and fine and also moved to dismiss the matter. AES Puerto Rico believes that it has meritorious defenses, but there are no assurances that it will be successful in defending this action.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A.—Risk Factors of our 2018 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of March 31, 2019, $264 million remained available for repurchase under the Program. No repurchases were made by the AES Corporation of its common stock during the first quarter of 2019.
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

THE AES CORPORATION (Registrant)

Date:	May 6, 2019	By:	/s/ GUSTAVO PIMENTA
			Name:	Gustavo Pimenta
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SARAH R. BLAKE
			Name:	Sarah R. Blake
			Title:	Vice President and Controller (Principal Accounting Officer)