Form 10-Q
period 2019-06-30
AES CORP
filed 2019-08-06
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on July 31, 2019 was 663,849,562.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AFS	Available For Sale
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BBL	Barrel
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites.
COFINS	Contribution for the Financing of Social Security
DMP	Distribution Modernization Plan
DMR	Distribution Modernization Rider
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EU	European Union
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
HLBV	Hypothetical Liquidation Book Value
HPP	Hydropower Plant
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NM	Not Meaningful
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
PIS	Program of Social Integration
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan
SO2	Sulfur Dioxide
TBTU	Trillion British Thermal Units
TCJA	Tax Cuts and Jobs Act
U.S.	United States
UK	United Kingdom
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,169	$1,166
Restricted cash	438	370
Short-term investments	410	313
Accounts receivable, net of allowance for doubtful accounts of $22 and $23, respectively	1,538	1,595
Inventory	496	577
Prepaid expenses	98	130
Other current assets	811	807
Current held-for-sale assets	557	57
Total current assets	5,517	5,015
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	453	449
Electric generation, distribution assets and other	24,824	25,242
Accumulated depreciation	(8,440)	(8,227)
Construction in progress	4,728	3,932
Property, plant and equipment, net	21,565	21,396
Other Assets:
Investments in and advances to affiliates	1,086	1,114
Debt service reserves and other deposits	346	467
Goodwill	1,059	1,059
Other intangible assets, net of accumulated amortization of $389 and $457, respectively	460	436
Deferred income taxes	122	97
Loan receivable	1,388	1,423
Other noncurrent assets	1,695	1,514
Total other assets	6,156	6,110
TOTAL ASSETS	$33,238	$32,521
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,234	$1,329
Accrued interest	194	191
Accrued non-income taxes	212	250
Accrued and other liabilities	897	962
Non-recourse debt, including $333 and $479, respectively, related to variable interest entities	1,087	1,659
Current held-for-sale liabilities	418	8
Total current liabilities	4,042	4,399
NONCURRENT LIABILITIES
Recourse debt	3,915	3,650
Non-recourse debt, including $3,339 and $2,922 respectively, related to variable interest entities	14,753	13,986
Deferred income taxes	1,233	1,280
Other noncurrent liabilities	2,931	2,723
Total noncurrent liabilities	22,832	21,639
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	896	879
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 817,688,854 issued and 663,797,594 outstanding at June 30, 2019 and 817,203,691 issued and 662,298,096 outstanding at December 31, 2018)	8	8
Additional paid-in capital	8,038	8,154
Accumulated deficit	(824)	(1,005)
Accumulated other comprehensive loss	(2,147)	(2,071)
Treasury stock, at cost (153,891,260 and 154,905,595 shares at June 30, 2019 and December 31, 2018, respectively)	(1,867)	(1,878)
Total AES Corporation stockholders’ equity	3,208	3,208
NONCONTROLLING INTERESTS	2,260	2,396
Total equity	5,468	5,604
TOTAL LIABILITIES AND EQUITY	$33,238	$32,521
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions, except per share amounts)
Revenue:
Regulated	$724	$716	$1,509	$1,438
Non-Regulated	1,759	1,821	3,624	3,839
Total revenue	2,483	2,537	5,133	5,277
Cost of Sales:
Regulated	(605)	(617)	(1,240)	(1,218)
Non-Regulated	(1,376)	(1,320)	(2,805)	(2,803)
Total cost of sales	(1,981)	(1,937)	(4,045)	(4,021)
Operating margin	502	600	1,088	1,256
General and administrative expenses	(49)	(35)	(95)	(91)
Interest expense	(273)	(263)	(538)	(544)
Interest income	82	76	161	152
Loss on extinguishment of debt	(51)	(6)	(61)	(176)
Other expense	(14)	(4)	(26)	(13)
Other income	18	7	48	20
Gain (loss) on disposal and sale of business interests	(3)	89	(7)	877
Asset impairment expense	(116)	(92)	(116)	(92)
Foreign currency transaction gains (losses)	22	(30)	18	(49)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	118	342	472	1,340
Income tax expense	(57)	(132)	(172)	(363)
Net equity in earnings (losses) of affiliates	5	14	(1)	25
INCOME FROM CONTINUING OPERATIONS	66	224	299	1,002
Loss from operations of discontinued businesses, net of income tax expense of $0, $2, $0, and $2, respectively	—	(4)	—	(5)
Gain from disposal of discontinued businesses, net of income tax expense of $0, $42, $0, and $42, respectively	1	196	1	196
NET INCOME	67	416	300	1,193
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(50)	(128)	(129)	(221)
Less: Loss from discontinued operations attributable to noncontrolling interests	—	2	—	2
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$17	$290	$171	$974
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$16	$96	$170	$781
Income from discontinued operations, net of tax	1	194	1	193
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$17	$290	$171	$974
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.02	$0.15	$0.26	$1.18
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.29	—	0.29
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.02	$0.44	$0.26	$1.47
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.02	$0.15	$0.26	$1.18
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.29	—	0.29
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.02	$0.44	$0.26	$1.47
DILUTED SHARES OUTSTANDING	667	664	667	664
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
NET INCOME	$67	$416	$300	$1,193
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax benefit of $0, $1, $0 and $1, respectively	9	(142)	8	(117)
Reclassification to earnings, net of $0 income tax for all periods	23	18	23	2
Total foreign currency translation adjustments	32	(124)	31	(115)
Derivative activity:
Change in derivative fair value, net of income tax benefit of $35, $15, $53 and $0, respectively	(129)	(40)	(197)	17
Reclassification to earnings, net of income tax expense of $1, $9, $3 and $8, respectively	9	36	19	46
Total change in fair value of derivatives	(120)	(4)	(178)	63
Pension activity:
Change in pension adjustments due to net actuarial gain (loss) for the period, net of $0 income tax for all periods	2	—	2	—
Reclassification to earnings, net of income tax expense of $13, $2, $13 and $2, respectively	26	2	27	4
Total pension adjustments	28	2	29	4
OTHER COMPREHENSIVE LOSS	(60)	(126)	(118)	(48)
COMPREHENSIVE INCOME	7	290	182	1,145
Less: Comprehensive income attributable to noncontrolling interests and redeemable stock of subsidiaries	(30)	(180)	(83)	(302)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(23)	$110	$99	$843
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2019	817.2	$8	154.9	$(1,878)	$8,154	$(1,005)	$(2,071)	$2,396
Net income	—	—	—	—	—	154	—	81
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	4	(5)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(37)	(18)
Total pension adjustments, net of income tax	—	—	—	—	—	—	1	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(32)	(23)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	12	(4)	—
Fair value adjustment (2)	—	—	—	—	(6)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)
Dividends declared on common stock ($0.1365/share)	—	—	—	—	(91)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.4	—	(1)	11	(17)	—	—	—
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	(1)	—	—	1
Balance at March 31, 2019	817.6	$8	153.9	$(1,867)	$8,039	$(839)	$(2,107)	$2,415
Net income	—	—	—	—	—	17	—	52
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	27	5
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(95)	(22)
Total pension adjustments, net of income tax	—	—	—	—	—	—	28	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(40)	(17)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	(2)	—	—
Fair value adjustment (2)	—	—	—	—	(11)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(198)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.1	—	—	—	10	—	—	—
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	—	—	8
Balance at June 30, 2019	817.7	$8	153.9	$(1,867)	$8,038	$(824)	$(2,147)	$2,260

(1)	See Note 1—Financial Statement Presentation—New Accounting Standards Adopted for further information.

(2)	Adjustment to record the redeemable stock of Colon at fair value.

	Six Months Ended June 30, 2018
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2018	816.3	$8	155.9	$(1,892)	$8,501	$(2,276)	$(1,876)	$2,380
Net income	—	—	—	—	—	684	—	98
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	3	6
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	44	23
Total pension adjustments, net of income tax	—	—	—	—	—	—	2	—
Total other comprehensive income (loss)	—	—	—	—	—	—	49	29
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	67	19	81
Fair value adjustment (2)	—	—	—	—	(6)	—	—	—
Disposition of business interests (3)	—	—	—	—	—	—	—	(249)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1
Dividends declared on common stock ($0.13/share)	—	—	—	—	(86)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	(1)	13	(12)	—	—	—
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	—	—	1
Balance at March 31, 2018	816.3	$8	154.9	$(1,879)	$8,397	$(1,525)	$(1,808)	$2,332
Net income	—	—	—	—	—	290	—	128
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	(176)	52
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(6)	2
Total pension adjustments, net of income tax	—	—	—	—	—	—	2	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(180)	54
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	1	—	—
Fair value adjustment (2)	—	—	—	—	1	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(176)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.1	—	—	—	5	—	—	—
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	(1)	—	—	6
Balance at June 30, 2018	816.4	$8	154.9	$(1,879)	$8,402	$(1,234)	$(1,988)	$2,348

(1)	See Note 1—Financial Statement Presentation—New Accounting Standards Adopted for further information.

(2)	Adjustment to record the redeemable stock of Colon at fair value.

(3)	See Note 19—Held-for-Sale and Dispositions for further information.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018

	(in millions)
OPERATING ACTIVITIES:
Net income	$300	$1,193
Adjustments to net income:
Depreciation and amortization	512	512
Loss (gain) on disposal and sale of business interests	7	(877)
Impairment expenses	116	93
Deferred income taxes	15	183
Loss on extinguishment of debt	61	176
Loss on sale and disposal of assets	16	2
Net gain from disposal and impairments of discontinued businesses	—	(238)
Other	143	126
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	10	6
(Increase) decrease in inventory	25	(33)
(Increase) decrease in prepaid expenses and other current assets	26	(75)
(Increase) decrease in other assets	11	15
Increase (decrease) in accounts payable and other current liabilities	(29)	(90)
Increase (decrease) in income tax payables, net and other tax payables	(175)	(62)
Increase (decrease) in other liabilities	(24)	(17)
Net cash provided by operating activities	1,014	914
INVESTING ACTIVITIES:
Capital expenditures	(1,070)	(994)
Acquisitions of business interests, net of cash and restricted cash acquired	—	(42)
Proceeds from the sale of business interests, net of cash and restricted cash sold	229	1,808
Proceeds from the sale of assets	17	15
Sale of short-term investments	330	418
Purchase of short-term investments	(424)	(938)
Contributions and loans to equity affiliates	(173)	(90)
Other investing	(22)	(57)
Net cash provided by (used in) investing activities	(1,113)	120
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	897	1,133
Repayments under the revolving credit facilities	(598)	(1,042)
Issuance of recourse debt	—	1,000
Repayments of recourse debt	(3)	(1,781)
Issuance of non-recourse debt	2,581	1,192
Repayments of non-recourse debt	(2,281)	(841)
Payments for financing fees	(37)	(25)
Distributions to noncontrolling interests	(146)	(128)
Contributions from noncontrolling interests and redeemable security holders	16	28
Dividends paid on AES common stock	(181)	(172)
Payments for financed capital expenditures	(110)	(120)
Other financing	(30)	27
Net cash provided by (used in) financing activities	108	(729)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(20)
(Increase) decrease in cash, cash equivalents and restricted cash of discontinued operations and held-for-sale businesses	(57)	69
Total increase (decrease) in cash, cash equivalents and restricted cash	(50)	354
Cash, cash equivalents and restricted cash, beginning	2,003	1,788
Cash, cash equivalents and restricted cash, ending	$1,953	$2,142
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$478	$522
Cash payments for income taxes, net of refunds	236	209
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partial reinvestment of consideration from the sPower transaction (see Note 7)	58	—
Non-cash acquisition of intangible assets	—	5
Non-cash contributions of assets and liabilities for the Fluence transaction (see Note 19)	—	20

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity and cash flows. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of expected results for the year ending December 31, 2019. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2018 audited consolidated financial statements and notes thereto, which are included in the 2018 Form 10-K filed with the SEC on February 26, 2019 (the “2018 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$1,169	$1,166
Restricted cash	438	370
Debt service reserves and other deposits	346	467
Cash, Cash Equivalents, and Restricted Cash	$1,953	$2,003

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
		January 1, 2019	The adoption of this standard resulted in a $4 million decrease to accumulated deficit.

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
		January 1, 2019	The adoption of this standard resulted in a $6 million decrease to accumulated deficit attributable to the AES Corporation stockholders’ equity.
2016-02, 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, Leases (Topic 842)	See discussion of the ASU below.	January 1, 2019	See impact upon adoption of the standard below.

On January 1, 2019, the Company adopted ASC 842 Leases and its subsequent corresponding updates (“ASC 842”). Under this standard, lessees are required to recognize assets and liabilities for most leases on the balance sheet, and recognize expenses in a manner similar to the prior accounting method. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance eliminates previous real estate-specific provisions.
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

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2016-13, 2018-19, 2019-04, 2019-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	See discussion of the ASU below.	January 1, 2020. Early adoption is permitted only as of January 1, 2019.	The Company will adopt the standard on January 1, 2020; see below for the evaluation of the impact of the adoption on the consolidated financial statements.

ASU 2016-13 and its subsequent corresponding updates will update the impairment model for financial assets measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses as it is done today, except that the losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities. There are various transition methods available upon adoption.
The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements; however, it is expected that the new current expected credit loss model will primarily impact the calculation of the Company’s expected credit losses on the loan receivable at Mong Duong, financing receivables at Argentina, and general trade accounts receivable. The standard will also impact the classification of expected credit losses (if any) to be recognized on the consolidated balance sheet for available-for-sale debt securities.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	June 30, 2019	December 31, 2018
Fuel and other raw materials	$236	$300
Spare parts and supplies	260	277
Total	$496	$577

3. ASSET RETIREMENT OBLIGATION
During the six months ended June 30, 2019, the Company decreased the asset retirement obligation at DPL by $23 million, resulting in a reduction to Cost of Sales on the Condensed Consolidated Statement of Operations as the related plants are no longer in service. This decrease was due to reductions in estimated closure costs associated with ash ponds and landfills. The Company uses the cost approach to determine the initial value of ARO liabilities, which is estimated by discounting expected cash outflows to their present value using market-based rates at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. Subsequent downward revisions of ARO liabilities are discounted using the market-based rates that existed when the liability was initially recognized.
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

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Unsecured debentures	$—	$1	$—	$1	$—	$5	$—	$5
Certificates of deposit	—	334	—	334	—	243	—	243
Total debt securities	—	335	—	335	—	248	—	248
EQUITY SECURITIES:
Mutual funds	21	64	—	85	19	49	—	68
Total equity securities	21	64	—	85	19	49	—	68
DERIVATIVES:
Interest rate derivatives	—	—	—	—	—	28	1	29
Cross-currency derivatives	—	11	—	11	—	6	—	6
Foreign currency derivatives	—	21	192	213	—	18	199	217
Commodity derivatives	—	24	4	28	—	6	4	10
Total derivatives — assets	—	56	196	252	—	58	204	262
TOTAL ASSETS	$21	$455	$196	$672	$19	$355	$204	$578
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$159	$243	$402	$—	$67	$141	$208
Cross-currency derivatives	—	3	—	3	—	5	—	5
Foreign currency derivatives	—	29	—	29	—	41	—	41
Commodity derivatives	—	24	—	24	—	3	—	3
Total derivatives — liabilities	—	215	243	458	—	116	141	257
TOTAL LIABILITIES	$—	$215	$243	$458	$—	$116	$141	$257

As of June 30, 2019, all AFS debt securities had stated maturities within one year. For the three and six months ended June 30, 2019 and 2018, no other-than-temporary impairments of marketable securities were recognized in earnings or Other Comprehensive Income. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of AFS securities during the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross proceeds from sale of AFS securities	$176	$267	$324	$414
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended June 30, 2019	Interest Rate	Foreign Currency	Commodity	Total
Balance at April 1	$(182)	$194	$2	$14
Total realized and unrealized gains (losses):
Included in earnings	(1)	(1)	1	(1)
Included in other comprehensive income — derivative activity	(75)	—	—	(75)
Included in regulatory (assets) liabilities	—	—	1	1
Settlements	2	(1)	—	1
Transfers of assets/(liabilities), net into Level 3	(1)	—	—	(1)
Transfers of (assets)/liabilities, net out of Level 3	14	—	—	14
Balance at June 30	$(243)	$192	$4	$(47)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(2)	$1	$(1)

Three Months Ended June 30, 2018	Interest Rate	Foreign Currency	Commodity	Total
Balance at April 1	$(129)	$225	$3	$99
Total realized and unrealized gains (losses):
Included in earnings	13	3	—	16
Included in other comprehensive income — derivative activity	1	—	—	1
Included in regulatory (assets) liabilities	—	—	9	9
Settlements	4	(9)	(2)	(7)
Balance at June 30	$(111)	$219	$10	$118
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$15	$(5)	$—	$10

Six Months Ended June 30, 2019	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(140)	$199	$4	$63
Total realized and unrealized gains (losses):
Included in earnings	(1)	(5)	1	(5)
Included in other comprehensive income — derivative activity	(88)	—	—	(88)
Included in regulatory (assets) liabilities	—	—	(1)	(1)
Settlements	4	(2)	—	2
Transfers of assets/(liabilities), net into Level 3	(23)	—	—	(23)
Transfers of (assets)/liabilities, net out of Level 3	5	—	—	5
Balance at June 30	$(243)	$192	$4	$(47)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(6)	$—	$(6)

Six Months Ended June 30, 2018	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(151)	$240	$4	$93
Total realized and unrealized gains (losses):
Included in earnings	27	(3)	1	25
Included in other comprehensive income — derivative activity	32	—	—	32
Included in regulatory (assets) liabilities	—	—	9	9
Settlements	10	(18)	(4)	(12)
Transfers of assets/(liabilities), net into Level 3	(3)	—	—	(3)
Transfers of (assets)/liabilities, net out of Level 3	(26)	—	—	(26)
Balance at June 30	$(111)	$219	$10	$118
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$31	$(21)	$1	$11

The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of June 30, 2019 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(243)	Subsidiaries’ credit spreads	1.78% - 4.38% (3.9%)
Foreign currency:
Argentine peso	192	Argentine peso to U.S. dollar currency exchange rate after one year	56 - 202 (130)
Commodity:
Other	4
Total	$(47)
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
Nonrecurring Measurements
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount. The following table summarizes our major categories of assets measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Six Months Ended June 30, 2019			Level 1	Level 2	Level 3
Dispositions and held-for-sale businesses: (2)
Kilroot and Ballylumford	04/12/2019	$232	$—	$118	$—	$115

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Six Months Ended June 30, 2018			Level 1	Level 2	Level 3
Long-lived assets held and used: (3)
Shady Point	06/30/2018	$210	$—	$—	$127	$83
_____________________________

(1)	Represents the carrying values at the dates of measurement, before fair value adjustment.

(2)
Per the Company’s policy, pre-tax loss is limited to the impairment of long-lived assets. Any additional loss will be recognized on completion of the sale. See Note 19—Held-for-Sale and Dispositions for further information.

(3)	See Note 16—Asset Impairment Expense for further information.

Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, but for which fair value is disclosed:

		June 30, 2019
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$76	$176	$—	$—	$176
Liabilities:	Non-recourse debt	15,840	15,896	—	14,751	1,145
	Recourse debt	3,920	4,060	—	4,060	—

		December 31, 2018
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$100	$209	$—	$—	$209
Liabilities:	Non-recourse debt	15,645	16,225	—	13,524	2,701
	Recourse debt	3,655	3,621	—	3,621	—
_____________________________

(1)
These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $15 million and $16 million as of June 30, 2019 and December 31, 2018, respectively.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2018 Form 10-K.

Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of June 30, 2019, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate (LIBOR and EURIBOR)	$6,174	2044
Cross-currency swaps (Chilean Unidad de Fomento and Chilean peso)	304	2029
Foreign Currency:
Argentine peso	49	2026
Chilean peso	223	2022
Colombian peso	223	2022
Brazilian real	17	2019
Others, primarily with weighted average remaining maturities of a year or less	216	2021

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	57	2020
Power (in MWhs)	10	2020
Coal (in Tons or Metric Tons)	10	2027
Fuel Oil (in BBL)	1	2020

Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of June 30, 2019 and December 31, 2018 (in millions):

Fair Value	June 30, 2019			December 31, 2018
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$—	$—	$—	$29	$—	$29
Cross-currency derivatives	11	—	11	6	—	6
Foreign currency derivatives	—	213	213	—	217	217
Commodity derivatives	—	28	28	—	10	10
Total assets	$11	$241	$252	$35	$227	$262
Liabilities
Interest rate derivatives	$393	$9	$402	$205	$3	$208
Cross-currency derivatives	3	—	3	5	—	5
Foreign currency derivatives	11	18	29	28	13	41
Commodity derivatives	2	22	24	—	3	3
Total liabilities	$409	$49	$458	$238	$19	$257

	June 30, 2019		December 31, 2018
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$53	$80	$75	$51
Noncurrent	199	378	187	206
Total	$252	$458	$262	$257

As of June 30, 2019 and December 31, 2018, all derivative instruments subject to credit risk-related contingent features were in an asset position.

Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(170)	$8	$(264)	$55
Cross-currency derivatives	4	(24)	9	(5)
Foreign currency derivatives	3	(39)	6	(33)
Commodity derivatives	(1)	—	(1)	—
Total	$(164)	$(55)	$(250)	$17
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(9)	$(14)	$(17)	$(30)
Cross-currency derivatives	(1)	(28)	6	(18)
Foreign currency derivatives	—	(2)	(11)	(1)
Commodity derivatives	—	(1)	—	(5)
Total	$(10)	$(45)	$(22)	$(54)
Loss reclassified from AOCL to earnings due to discontinuance of hedge accounting (1)	$2	$—	$2	$—
Gains (losses) recognized in earnings related to
Ineffective portion of cash flow hedges	$—	$(3)	$—	$(3)
Not designated as hedging instruments:
Interest rate derivatives	(2)	—	$(4)	$—
Foreign currency derivatives	11	46	6	154
Commodity derivatives and other	2	22	4	31
Total	$11	$68	$6	$185

_____________________________

(1)	Cash flow hedge was discontinued on a cross-currency swap because the underlying debt was prepaid.
AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended June 30, 2020 by $66 million, primarily due to interest rate derivatives.
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

	June 30, 2019	December 31, 2018
Argentina	$84	$93
Other	7	23
Total	$91	$116

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
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Six Months Ended June 30,
50%-or-less-Owned Affiliates	2019	2018
Revenue	$481	$485
Operating margin	55	78
Net income (loss)	(30)	31

sPower — In April 2019, the Company closed on the sale of approximately 48% of its interest in a portfolio of sPower’s operating assets for $173 million, subject to customary purchase price adjustments, of which $58 million was used to pay down debt at sPower. This sale resulted in a pre-tax gain on sale of business interests of $28 million. After the sale, the Company’s ownership interest in this portfolio of sPower’s operating assets decreased from 50% to approximately 26%. The sPower equity method investment is reported in the US and Utilities SBU reportable segment.
Simple Energy — In April 2018, the Company invested $35 million in Simple Energy, a provider of utility-branded marketplaces and omni-channel instant rebates. As the Company does not control Simple Energy, the investment is accounted for as an equity method investment and is reported as part of Corporate and Other. In July 2019, Simple Energy merged with Tendril to form Uplight. See Note 22—Subsequent Events for further discussion.
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
Non-Recourse Debt
During the six months ended June 30, 2019, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Repayments	Loss on Extinguishment of Debt
Gener (1)	Q1, Q2	$550	$(450)	$(11)
Southland (2)	Q1, Q2	252	—	—
DPL (3)	Q2	825	(835)	(43)
Tiete	Q2	574	(553)	(3)

_____________________________

(1)	Repayments in June 2019 complete the tender offer initiated in March 2019 on existing notes.

(2)	Issuances relate to the June 2017 long-term non-recourse debt financing to fund the Southland re-powering construction projects.

(3)	Includes transactions at DPL and its subsidiary, DP&L.
DP&L — In June 2019, DP&L issued $425 million aggregate principal of 3.95% senior secured notes due in 2049. The net proceeds from the issuance were used to prepay the outstanding principal of $435 million under its variable rate $445 million credit agreement due in 2022.
DPL — In April 2019, DPL issued $400 million aggregate principal of 4.35% senior unsecured notes due in 2029. The net proceeds from the issuance were used to redeem, at par, $400 million of the $780 million aggregate principal outstanding of its 7.25% senior unsecured notes due in 2021. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $43 million for the six months ended June 30, 2019.
Non-Recourse Debt in Default — The current portion of non-recourse debt includes the following subsidiary debt in default as of June 30, 2019 (in millions).

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$303	$153
AES Ilumina (Puerto Rico)	Covenant	33	19
AES Jordan Solar	Covenant	6	3
Total		$342

The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of June 30, 2019, the Company had no defaults which resulted in or were at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The following table summarizes the Parent Company’s contingent contractual obligations as of June 30, 2019. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Individual Agreements (in millions)
Guarantees and commitments	$656	37	$0 — 157
Letters of credit under the unsecured credit facility	325	10	$1 — 247
Letters of credit under the senior secured credit facility	116	31	$0 — 49
Asset sale related indemnities (1)	12	1	$12
Total	$1,109	79
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the six months ended June 30, 2019, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended June 30, 2019 and December 31, 2018, the Company recognized liabilities of $4 million and $5 million for projected environmental remediation costs, respectively. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of June 30, 2019. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $16 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $56 million and $53 million as of June 30, 2019 and December 31, 2018, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2019. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and

regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $52 million and $461 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
10. LEASES
LESSEE — The Company has operating and finance leases for energy production facilities, land, office space, transmission lines, vehicles and other operating equipment. Operating leases with an initial term of 12 months or less are not recorded on the balance sheet, but are expensed on a straight-line basis over the lease term. The Company’s leases do not contain any material residual value guarantees, restrictive covenants or subleases.
Right-of-use assets represent our right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized on commencement of the lease based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use the subsidiaries’ incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made and excludes lease incentives that are paid or payable to the lessee at commencement. The lease term includes the option to extend or terminate the lease if it is reasonably certain that the option will be exercised.
Right-of-use assets are long term by nature. The following table summarizes the amounts recognized on the Condensed Consolidated Balance Sheets related to lease asset and liability balances as of the period indicated (in millions):

	Consolidated Balance Sheet Classification	June 30, 2019
Assets
Right-of-use assets — finance leases	Electric generation, distribution assets and other	$8
Right-of-use assets — operating leases	Other noncurrent assets	253
Total right-of-use assets		$261
Liabilities
Finance lease liabilities (current)	Non-recourse debt (current liabilities)	$1
Finance lease liabilities (noncurrent)	Non-recourse debt (noncurrent liabilities)	9
Total finance lease liabilities		10
Operating lease liabilities (current)	Accrued and other liabilities	16
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	263
Total operating lease liabilities		279
Total lease liabilities		$289

The following table summarizes supplemental balance sheet information related to leases as of the period indicated:

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term — finance leases	15.9 years
Weighted-average remaining lease term — operating leases	22.8 years
Weighted-average discount rate — finance leases	9.20%
Weighted-average discount rate — operating leases	6.90%
The following table summarizes the components of lease expense recognized in Cost of Sales on the Condensed Consolidated Statements of Operations for the period indicated (in millions):

Components of Lease Cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$14	$27
Finance lease cost
Amortization of right-of-use assets	1	1
Variable and short-term lease costs	2	3
Total lease cost	$17	$31

Operating cash outflows from operating leases included in the measurement of lease liabilities were $12 million and $26 million for the three and six months ended June 30, 2019, respectively.

The following table shows the future minimum lease payments under operating and finance leases for continuing operations together with the present value of the net minimum lease payments as of June 30, 2019 for the remainder of 2019 through 2023 and thereafter (in millions):

	Maturity of Lease Liabilities
	Finance Leases	Operating Leases
2019	$1	$14
2020	2	28
2021	1	26
2022	1	27
2023	1	26
Thereafter	10	483
Total	16	604
Less: Imputed interest	(6)	(325)
Present value of total minimum lease payments	$10	$279

The following table shows the future minimum lease payments under operating and capital leases together with the present value of the net minimum lease payments under capital leases as of December 31, 2018 for 2019 through 2023 and thereafter (in millions) under the prior lease accounting guidance:

	Future Commitments for
December 31,	Capital Leases	Operating Leases
2019	$1	$74
2020	1	38
2021	1	25
2022	1	26
2023	1	25
Thereafter	7	455
Total	$12	$643
Less: Imputed interest	(6)
Present value of total minimum lease payments	$6
LESSOR — The Company has operating leases for certain generation contracts that contain provisions to provide capacity to a customer, which is a stand-ready obligation to deliver energy when required by the customer. Capacity payments are generally considered lease elements as they cover the majority of available output from a facility. The allocation of contract payments between the lease and non-lease elements is made at the inception of the lease. Lease payments from such contracts are recognized as lease revenue on a straight-line basis over the lease term, whereas variable lease payments are recognized when earned. Lease revenue included in the Condensed Consolidated Statements of Operations was $155 million and $308 million for the three and six months ended June 30, 2019, of which $24 million and $36 million was related to variable lease payments. Underlying gross assets and accumulated depreciation of operating leases included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheet were $3.2 billion and $1.1 billion, respectively, as of June 30, 2019.
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of June 30, 2019. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future minimum lease receipts as of June 30, 2019 for the remainder of 2019 through 2023 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2019	$1	$256
2020	2	502
2021	2	474
2022	2	459
2023	2	395
Thereafter	40	1,823
Total	49	$3,909
Less: Imputed interest	(27)
Present value of total minimum lease receipts	$22

11. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	June 30, 2019	December 31, 2018
IPALCO common stock	$618	$618
Colon quotas (1)	218	201
IPL preferred stock	60	60
Total redeemable stock of subsidiaries	$896	$879

 _____________________________

(1)	Characteristics of quotas are similar to common stock.
Colon — Our partner in Colon made capital contributions of $10 million and $24 million during the six months ended June 30, 2019 and 2018, respectively. Any subsequent adjustments to allocate earnings and dividends to our partner, or measure the investment at fair value, will be classified as temporary equity each reporting period as it is probable that the shares will become redeemable.
12. EQUITY
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the six months ended June 30, 2019 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,721)	$(300)	$(50)	$(2,071)
Other comprehensive income (loss) before reclassifications	8	(150)	2	(140)
Amount reclassified to earnings	23	18	27	68
Other comprehensive income (loss)	31	(132)	29	(72)
Cumulative effect of a change in accounting principle	—	(4)	—	(4)
Balance at the end of the period	$(1,690)	$(436)	$(21)	$(2,147)

Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Foreign currency translation adjustment, net
	Gain (loss) on disposal and sale of business interests	$(23)	$—	$(23)	$16
	Net gain from disposal of discontinued operations	—	(18)	—	$(18)
	Net income attributable to The AES Corporation	$(23)	$(18)	$(23)	$(2)
Derivative gains (losses), net
	Non-regulated revenue	$—	$(1)	$—	$(5)
	Non-regulated cost of sales	(1)	(1)	(10)	(2)
	Interest expense	(7)	(12)	(15)	(27)
	Gain (loss) on disposal and sale of business interests	1	—	1	—
	Foreign currency transaction gains (losses)	(2)	(31)	3	(20)
	Income from continuing operations before taxes and equity in earnings of affiliates	(9)	(45)	(21)	(54)
	Income tax expense	2	9	4	8
	Net equity in earnings (losses) of affiliates	(2)	—	(2)	—
	Income from continuing operations	(9)	(36)	(19)	(46)
	Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	1	8	1	11
	Net income attributable to The AES Corporation	$(8)	$(28)	$(18)	$(35)
Amortization of defined benefit pension actuarial loss, net
	Other expense	$—	$(1)	$(1)	$(2)
	Gain (loss) on disposal and sale of business interests	(26)	—	(26)	—
	Income from continuing operations before taxes and equity in earnings of affiliates	(26)	(1)	(27)	(2)
	Income from continuing operations	(26)	(1)	(27)	(2)
	Loss from operations of discontinued businesses	—	1	—	—
	Net gain from disposal of discontinued operations	—	(2)	—	(2)
	Net income	(26)	(2)	(27)	(4)
	Net income attributable to The AES Corporation	$(26)	$(2)	$(27)	$(4)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(57)	$(48)	$(68)	$(41)

Common Stock Dividends — The Parent Company paid dividends of $0.1365 per outstanding share to its common stockholders during the first and second quarters of 2019 for dividends declared in December 2018 and February 2019, respectively.
On July 12, 2019, the Board of Directors declared a quarterly common stock dividend of $0.1365 per share payable on August 15, 2019, to shareholders of record at the close of business on August 1, 2019.
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
Corporate and Other — Included in “Corporate and Other” are the results of the AES self-insurance company and certain equity affiliates, corporate overhead costs which are not directly associated with the operations of our four reportable segments, and certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2019	2018	2019	2018
US and Utilities SBU	$976	$995	$1,995	$2,022
South America SBU	765	846	1,610	1,741
MCAC SBU	478	406	928	814
Eurasia SBU	265	292	604	711
Corporate and Other	16	5	25	14
Eliminations	(17)	(7)	(29)	(25)
Total Revenue	$2,483	$2,537	$5,133	$5,277

	Three Months Ended June 30,		Six Months Ended June 30,
Total Adjusted PTC	2019	2018	2019	2018
Income from continuing operations before taxes and equity in earnings of affiliates	$118	$342	$472	$1,340
Add: Net equity in earnings (losses) of affiliates	5	14	(1)	25
Less: Income from continuing operations before taxes, attributable to noncontrolling interests	(71)	(167)	(180)	(293)
Pre-tax contribution	52	189	291	1,072
Unrealized derivative and equity securities losses (gains)	6	(24)	9	(12)
Unrealized foreign currency losses	7	52	18	49
Disposition/acquisition losses (gains)	5	(61)	14	(839)
Impairment expense	121	92	123	92
Loss on extinguishment of debt	49	7	57	178
Restructuring costs	—	—	—	3
Total Adjusted PTC	$240	$255	$512	$543

	Three Months Ended June 30,		Six Months Ended June 30,
Total Adjusted PTC	2019	2018	2019	2018
US and Utilities SBU	$118	$76	$240	$196
South America SBU	106	117	221	253
MCAC SBU	63	81	113	134
Eurasia SBU	39	55	95	138
Corporate and Other	(84)	(71)	(156)	(169)
Eliminations	(2)	(3)	(1)	(9)
Total Adjusted PTC	$240	$255	$512	$543

Total Assets	June 30, 2019	December 31, 2018
US and Utilities SBU	$12,550	$12,286
South America SBU	11,290	10,941
MCAC SBU	4,602	4,462
Eurasia SBU	4,341	4,538
Corporate and Other	455	294
Total Assets	$33,238	$32,521

14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended June 30, 2019
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$706	$—	$—	$—	$—	$706
Other regulated revenue	18	—	—	—	—	18
Total regulated revenue	724	—	—	—	—	724
Non-Regulated Revenue
Revenue from contracts with customers	180	764	455	201	(2)	1,598
Other non-regulated revenue (1)	72	1	23	64	1	161
Total non-regulated revenue	252	765	478	265	(1)	1,759
Total revenue	$976	$765	$478	$265	$(1)	$2,483

	Three Months Ended June 30, 2018
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$706	$—	$—	$—	$—	$706
Other regulated revenue	10	—	—	—	—	10
Total regulated revenue	716	—	—	—	—	716
Non-Regulated Revenue
Revenue from contracts with customers	180	845	384	218	—	1,627
Other non-regulated revenue (1)	99	1	22	74	(2)	194
Total non-regulated revenue	279	846	406	292	(2)	1,821
Total revenue	$995	$846	$406	$292	$(2)	$2,537

	Six Months Ended June 30, 2019
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$1,484	$—	$—	$—	$—	$1,484
Other regulated revenue	25	—	—	—	—	25
Total regulated revenue	1,509	—	—	—	—	1,509
Non-Regulated Revenue
Revenue from contracts with customers	353	1,607	884	468	(2)	3,310
Other non-regulated revenue (1)	133	3	44	136	(2)	314
Total non-regulated revenue	486	1,610	928	604	(4)	3,624
Total revenue	$1,995	$1,610	$928	$604	$(4)	$5,133

	Six Months Ended June 30, 2018
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$1,417	$—	$—	$—	$—	$1,417
Other regulated revenue	21	—	—	—	—	21
Total regulated revenue	1,438	—	—	—	—	1,438
Non-Regulated Revenue
Revenue from contracts with customers	388	1,739	771	549	(9)	3,438
Other non-regulated revenue (1)	196	2	43	162	(2)	401
Total non-regulated revenue	584	1,741	814	711	(11)	3,839
Total revenue	$2,022	$1,741	$814	$711	$(11)	$5,277
_______________________________
(1) Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $127 million and $109 million as of June 30, 2019 and December 31, 2018, respectively.
During the six months ended June 30, 2019 and 2018, we recognized revenue of $7 million and $29 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Approximately $1.4 billion of contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected as a loan receivable as of June 30, 2019.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of June 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations was $15 million, primarily consisting of fixed consideration for the sale of renewable energy credits (RECs) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2019, with the remainder recognized thereafter.
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

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Other Income	Gain on insurance proceeds (1)	$12	$—	$35	$—
	Allowance for funds used during construction (US Utilities)	1	2	2	7
	Other	5	5	11	13
	Total other income	$18	$7	$48	$20

Other Expense	Loss on sale and disposal of assets	$9	$3	$14	$5
	Non-service pension and other postretirement costs	5	1	9	6
	Other	—	—	3	2
	Total other expense	$14	$4	$26	$13

_____________________________
(1) Associated with recoveries for property damage at the Andres facility in the Dominican Republic for a lightning incident that occurred in September 2018.
16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense by asset group for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Kilroot and Ballylumford	$115	$—	$115	$—
Shady Point	—	83	—	83
Other	1	9	1	9
Total	$116	$92	$116	$92

Kilroot and Ballylumford — In April 2019, the Company entered into an agreement to sell its entire 100% interest in the Kilroot coal and oil-fired plant and energy storage facility and the Ballylumford gas-fired plant in the United Kingdom. Upon meeting the held-for-sale criteria, the Company performed an impairment analysis and determined that the carrying value of the asset group of $232 million was greater than its fair value less costs to sell of $114 million. As a result, the Company recognized asset impairment expense of $115 million. The Company completed the sale of Kilroot and Ballylumford in June 2019. Prior to their sale, Kilroot and Ballylumford were reported in the Eurasia SBU reportable segment. See Note 19—Held-for-Sale and Dispositions for further information.
Shady Point — In June 2018, the Company tested the recoverability of its long-lived assets at Shady Point, a coal-fired generation facility in the U.S. due to an unfavorable economic outlook resulting in uncertainty around future cash flows. The Company determined that the carrying amount of the asset group was not recoverable. The asset group was determined to have a fair value of $127 million using a combination of the income and market approaches. As a result, the Company recognized asset impairment expense of $83 million. In December 2018, the Company entered into an agreement to sell Shady Point, which was completed in May 2019. Prior to the sale, Shady Point was reported in the US and Utilities SBU reportable segment. See Note 19—Held-for-Sale and Dispositions for further information.
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and six month periods ended June 30, 2019 were 48% and 36%, respectively. The effective tax rates for the three and six month periods ended June 30, 2018 were 39% and 27%, respectively. The difference between the Company’s effective tax rates for the 2019 and 2018 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, and nondeductible expenses.
In the first quarter of 2019, the U.S. Treasury issued final regulations related to the one-time transition tax which further amended the guidance of the proposed regulations. As a result, we recorded $3 million of discrete tax expense in the first quarter.

In the first quarter of 2018, the Company completed the sale of its entire 51% equity interest in Masinloc, resulting in pre-tax gain of approximately $777 million. The sale resulted in approximately $155 million of discrete tax expense in the U.S. under the new GILTI provision, which subjects the earnings of foreign subsidiaries to current U.S. taxation to the extent those earnings exceed an allowable return. See Note 19—Held-for-Sale and Dispositions for details of the sale.
In the second quarter of 2018, the Company completed the sale of Electrica Santiago for total proceeds of $307 million, subject to customary post-closing adjustments, resulting in a pre-tax gain on sale of $89 million. The sale resulted in approximately $31 million of discrete tax expense. See Note 19—Held-for-Sale and Dispositions for details of the sale.
18. DISCONTINUED OPERATIONS
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
19. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Jordan — In February 2019, the Company entered into an agreement to sell its 36% ownership interest in two generation plants, IPP1 and IPP4, and a solar project under construction in Jordan for $86 million, plus capital contributions to the solar project of approximately $5 million. The sale of IPP1 and IPP4 and the sale of the solar project are expected to close during the second half of 2019. As of June 30, 2019, IPP1 and IPP4 were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. The solar project under construction did not meet the held-for-sale criteria. On a consolidated basis, the carrying value of the plants held-for-sale as of June 30, 2019 was $115 million. Pre-tax income attributable to AES was immaterial for the three and six months ended June 30, 2019 and 2018. Jordan is reported in the Eurasia SBU reportable segment.
Redondo Beach — In October 2018, the Company entered into an agreement to sell land held by AES Redondo Beach, a gas-fired generating facility in California. The sale is expected to close during the second half of 2019. As of June 30, 2019, the $24 million carrying value of the land held by Redondo Beach was classified as held-for-sale. Redondo Beach is reported in the US and Utilities SBU reportable segment.
Dispositions
Kilroot and Ballylumford — In June 2019, the Company completed the sale of its entire 100% interest in the Kilroot coal and oil-fired plant and energy storage facility and the Ballylumford gas-fired plant in the United Kingdom for $118 million, subject to customary post-closing adjustments, resulting in a pre-tax loss on sale of $33 million primarily due to the write-off of cumulative translation adjustments and accumulated other comprehensive income balances. The sale did not meet the criteria to be reported as discontinued operations. Prior to the sale, Kilroot and Ballylumford were reported in the Eurasia SBU reportable segment. See Note 16—Asset Impairment Expense for further information.
Shady Point — In May 2019, the Company completed the sale of Shady Point, a U.S. coal-fired generating facility, for $29 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Shady Point was reported in the US and Utilities SBU reportable segment. See Note 16—Asset Impairment Expense for further information.

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
Masinloc — In March 2018, the Company completed the sale of its entire 51% equity interest in Masinloc for cash proceeds of $1.05 billion, resulting in a pre-tax gain on sale of $777 million subject to U.S. income tax. Masinloc consisted of a coal-fired generation plant in operation, a coal-fired generation plant under construction, and an energy storage facility all located in the Philippines. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Masinloc was reported in the Eurasia SBU reportable segment.
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
Excluding any impairment charges or gain/loss on sale, pre-tax income (loss) attributable to AES of disposed businesses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Kilroot and Ballylumford	$(5)	$3	$(1)	$19
Stuart and Killen (1)	3	23	31	30
Other	(2)	6	(3)	27
Total	$(4)	$32	$27	$76
____________________________
(1) The Company entered into contracts to buy back all open capacity years for Stuart and Killen at prices lower than the PJM capacity revenue prices. As such, the Company continues to earn capacity margin.
20. ACQUISITIONS
Alto Sertão III — In April 2019, the Company entered into an agreement to purchase from Renova Energia S.A. the Alto Sertão III Wind Complex as well as a pipeline of wind power projects in development in Brazil, subject to certain precedent conditions and customary purchase price adjustments.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and six months ended June 30, 2019 and 2018, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended June 30,	2019			2018
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$16	664	$0.02	$96	661	$0.15
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	3	—	—	3	—
DILUTED EARNINGS PER SHARE	$16	667	$0.02	$96	664	$0.15

Six Months Ended June 30,	2019			2018
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$170	663	$0.26	$781	661	$1.18
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	—	—
Restricted stock units	—	3	—	—	3	—
DILUTED EARNINGS PER SHARE	$170	667	$0.26	$781	664	$1.18

The calculation of diluted earnings per share excluded stock awards which would be anti-dilutive. The calculation of diluted earnings per share excluded 1 million and 4 million stock awards outstanding for the three and six months ended June 30, 2019 and 2018, respectively, that could potentially dilute basic earnings per share in the future.
22. SUBSEQUENT EVENTS
Simple Energy — On July 1, 2019, the Company completed the merger of Simple Energy with Tendril to form Uplight, a new company that offers a comprehensive platform for utility customer engagement. AES contributed $53 million in cash and its interest in Simple Energy to the merger. As the Company does not control Uplight, it will be accounted for as an equity method investment and reported as part of Corporate and Other.

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
Executive Summary
Compared with last year, diluted earnings per share from continuing operations for the three months ended June 30, 2019 decreased $0.13 to $0.02. This decrease was primarily due to the prior year gain on sale of Electrica Santiago, losses on extinguishment of debt, lower generation in Argentina and Chile, lower availability in Panama and lost margin due to sold businesses. These decreases were partially offset by lower income tax expense, higher contributions from the US and Utilities SBU and foreign currency transaction gains in the current year as compared to losses in the prior year in Argentina.
Adjusted EPS, a non-GAAP measure, increased $0.01 to $0.26, primarily due to a lower effective tax rate, partially offset by lower margins.
Compared with last year, diluted earnings per share from continuing operations for the six months ended June 30, 2019 decreased $0.92 to $0.26. This decrease was primarily due to the prior year gains on asset sales and dispositions, lower generation in Argentina and Chile, lower availability in Panama and lost margin due to sold businesses. These decreases were partially offset by lower losses on extinguishment of debt, higher contributions from the US and Utilities SBU and foreign currency transaction gains in the current year as compared to losses in the prior year in Argentina.
Adjusted EPS, a non-GAAP measure, increased $0.01 to $0.53, primarily due to a lower effective tax rate and lower interest on Parent Company debt, partially offset by lower margins.

____________________________

(1)	See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
Overview of Strategic Performance
In the first half of 2019, we continued to make substantial progress on our strategic priorities of improving our credit profile, investing in new technologies and greening our portfolio, in order to deliver attractive risk-adjusted returns to our shareholders.

•	We are on track to attain investment grade ratings in 2020.

•
As a result of executing on our strategy, we continue to target a 50% reduction in carbon intensity by 2022 and a 70% reduction by 2030, both off a 2016 base. These initiatives will also reduce our coal-fired generation below 30% of our total generation volume by 2022.

•	Year-to-date, we signed long-term contracts for 1 GW of renewable capacity, bringing our backlog to 6.8 GW.

•	Our energy storage joint venture, Fluence, surpassed 1 GW of capacity delivered or awarded, including 424 MW awarded year-to-date.

Review of Consolidated Results of Operations (unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	$ change	% change	2019	2018	$ change	% change
Revenue:
US and Utilities SBU	$976	$995	$(19)	-2%	$1,995	$2,022	$(27)	-1%
South America SBU	765	846	(81)	-10%	1,610	1,741	(131)	-8%
MCAC SBU	478	406	72	18%	928	814	114	14%
Eurasia SBU	265	292	(27)	-9%	604	711	(107)	-15%
Corporate and Other	16	5	11	NM	25	14	11	79%
Eliminations	(17)	(7)	(10)	NM	(29)	(25)	(4)	-16%
Total Revenue	2,483	2,537	(54)	-2%	5,133	5,277	(144)	-3%
Operating Margin:
US and Utilities SBU	175	154	21	14%	387	345	42	12%
South America SBU	171	249	(78)	-31%	387	504	(117)	-23%
MCAC SBU	107	132	(25)	-19%	182	235	(53)	-23%
Eurasia SBU	41	52	(11)	-21%	104	141	(37)	-26%
Corporate and Other	9	14	(5)	-36%	29	36	(7)	-19%
Eliminations	(1)	(1)	—	—%	(1)	(5)	4	80%
Total Operating Margin	502	600	(98)	-16%	1,088	1,256	(168)	-13%
General and administrative expenses	(49)	(35)	(14)	40%	(95)	(91)	(4)	4%
Interest expense	(273)	(263)	(10)	4%	(538)	(544)	6	-1%
Interest income	82	76	6	8%	161	152	9	6%
Loss on extinguishment of debt	(51)	(6)	(45)	NM	(61)	(176)	115	-65%
Other expense	(14)	(4)	(10)	NM	(26)	(13)	(13)	100%
Other income	18	7	11	NM	48	20	28	NM
Gain (loss) on disposal and sale of business interests	(3)	89	(92)	NM	(7)	877	(884)	NM
Asset impairment expense	(116)	(92)	(24)	26%	(116)	(92)	(24)	26%
Foreign currency transaction gains (losses)	22	(30)	52	NM	18	(49)	67	NM
Income tax expense	(57)	(132)	75	-57%	(172)	(363)	191	-53%
Net equity in earnings (losses) of affiliates	5	14	(9)	-64%	(1)	25	(26)	NM
INCOME FROM CONTINUING OPERATIONS	66	224	(158)	-71%	299	1,002	(703)	-70%
Loss from operations of discontinued businesses, net of income tax expense of $0, $2, $0, and $2, respectively	—	(4)	4	-100%	—	(5)	5	-100%
Gain from disposal of discontinued businesses, net of income tax expense of $0, $42, $0, and $42, respectively	1	196	(195)	-99%	1	196	(195)	-99%
NET INCOME	67	416	(349)	-84%	300	1,193	(893)	-75%
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(50)	(128)	78	-61%	(129)	(221)	92	-42%
Less: Loss from discontinued operations attributable to noncontrolling interests	—	2	(2)	-100%	—	2	(2)	-100%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$17	$290	$(273)	-94%	$171	$974	$(803)	-82%
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$16	$96	$(80)	-83%	$170	$781	$(611)	-78%
Income from discontinued operations, net of tax	1	194	(193)	-99%	1	193	(192)	-99%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$17	$290	$(273)	-94%	$171	$974	$(803)	-82%
Net cash provided by operating activities	$324	$399	$(75)	-19%	$1,014	$914	$100	11%
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

Consolidated Revenue and Operating Margin
Three Months Ended June 30, 2019
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $54 million, or 2%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Excluding the unfavorable FX impact of $34 million, primarily in South America, this decrease was driven by:

•	$57 million in South America mainly driven by lower generation and prices in Argentina, and lower contract sales and generation in Chile;

•
$19 million in US and Utilities mainly driven by the closure of generation facilities at DPL and Shady Point and lower demand at IPL due to weather, partially offset by price increases due to the 2018 distribution rate orders at IPL and DPL and higher market energy sales at Southland; and

•	$17 million in Eurasia mainly driven by lower generation at Kilroot primarily due to planned outages.
These unfavorable impacts were partially offset by an increase of $72 million in MCAC driven by the commencement of operations of the Colon combined cycle facility in September 2018.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $98 million, or 16%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Excluding the unfavorable FX impact of $8 million, this decrease was driven by:

•	$72 million in South America primarily due to the drivers discussed above;

•	$25 million in MCAC due to the outage at Changuinola as a result of upgrading the tunnel lining, partially offset by the commencement of operations at Colon; and

•	$9 million in Eurasia primarily due to the drivers discussed above.
These unfavorable impacts were partially offset by an increase of $21 million in US and Utilities mostly due to the 2018 distribution rate order at DPL and higher market energy sales at Southland.

Six Months Ended June 30, 2019
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $144 million, or 3%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Excluding the unfavorable FX impact of $87 million, primarily in South America, this decrease was driven by:

•	$80 million in Eurasia primarily due to the sale of the Masinloc power plant in March 2018;

•	$73 million in South America primarily driven by lower generation and prices in Argentina and lower contract sales and generation in Chile; and

•
$27 million in US and Utilities primarily driven by the closure of generation facilities at DPL and Shady Point, partially offset by price increases due to the 2018 distribution rate orders at IPL and DPL.

These unfavorable impacts were partially offset by an increase of $116 million in MCAC driven by the commencement of operations of the Colon combined cycle facility in September 2018.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $168 million, or 13%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Excluding the unfavorable FX impact of $23 million, primarily in South America, this decrease was driven by:

•	$99 million in South America primarily due to the drivers discussed above;

•
$53 million in MCAC due to the outage at Changuinola as a result of the tunnel lining upgrade and lower hydrology in Panama as compared to the prior year, partially offset by the commencement of operations at Colon; and

•	$32 million in Eurasia primarily due to the drivers discussed above and lower generation at Kilroot due to planned outages.
These unfavorable impacts were partially offset by an increase of $42 million in US and Utilities mostly due to the 2018 distribution rate orders at IPL and DPL and a revision to the ARO at DPL.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.

Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $14 million, or 40%, to $49 million for the three months ended June 30, 2019, compared to $35 million for the three months ended June 30, 2018, primarily due to the timing of allocation of intercompany charges from Corporate to the businesses in 2018, higher professional fees and people costs.
General and administrative expenses increased $4 million, or 4%, to $95 million for the six months ended June 30, 2019, compared to $91 million for the six months ended June 30, 2018, primarily due to higher professional fees.
Interest expense
Interest expense increased $10 million, or 4%, to $273 million for the three months ended June 30, 2019, compared to $263 million for the three months ended June 30, 2018, primarily due to lower capitalized interest since the commencement of operations at the Eagle Valley CCGT natural gas plant in April 2018 and Colon combined cycle facility in September 2018, and the loss of hedge accounting at Alto Maipo in 2018, which resulted in favorable unrealized mark-to-market adjustments recognized within interest expense, offset by favorable foreign currency translation and inflation rates at Tietê.
Interest expense decreased $6 million, or 1%, to $538 million for the six months ended June 30, 2019, compared to $544 million for the six months ended June 30, 2018, primarily due to the reduction of debt mainly at the Parent Company, favorable foreign currency translation and inflation rates at Tietê, offset by lower capitalized interest since the commencement of operations at the Eagle Valley CCGT natural gas plant in April 2018 and Colon combined cycle facility in September 2018, and the loss of hedge accounting at Alto Maipo in 2018, which resulted in favorable unrealized mark-to-market adjustments recognized within interest expense.
Interest income
Interest income increased $6 million, or 8%, to $82 million for the three months ended June 30, 2019, compared to $76 million for the three months ended June 30, 2018, and increased $9 million, or 6%, to $161 million for the six months ended June 30, 2019, compared to $152 million for the six months ended June 30, 2018, primarily driven by a higher average interest rate on CAMMESA receivables in Argentina and an increase in outstanding receivables at Los Mina in the Dominican Republic.
Loss on extinguishment of debt
Loss on extinguishment of debt increased $45 million to $51 million for the three months ended June 30, 2019, compared to $6 million for the three months ended June 30, 2018. This increase was primarily due to losses of $43 million at DPL in 2019 resulting from the redemption of senior notes compared to losses of $6 million at DPL in 2018.
Loss on extinguishment of debt decreased $115 million, or 65%, to $61 million for the six months ended June 30, 2019, compared to $176 million for the six months ended June 30, 2018. This decrease was primarily due to losses of $169 million at the Parent Company resulting from the redemption of senior notes in 2018 compared to losses of $43 million at DPL resulting from the redemption of senior notes and losses of $11 million at Gener in 2019.
See Note 8—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income increased $11 million to $18 million for the three months ended June 30, 2019, compared to $7 million for the three months ended June 30, 2018, and increased $28 million to $48 million for the six months ended June 30, 2019, compared to $20 million for the six months ended June 30, 2018. This increase was primarily due to gains on insurance recoveries associated with property damage at the Andres facility.
Other expense increased $10 million to $14 million for the three months ended June 30, 2019, compared to $4 million for the three months ended June 30, 2018, and increased $13 million to $26 million for the six months ended June 30, 2019, compared to $13 million for the six months ended June 30, 2018. This increase was primarily due to the disposal of tunnel lining at Changuinola which is being upgraded.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.

Gain (loss) on disposal and sale of business interests
Loss on disposal and sale of business interests was $3 million for the three months ended June 30, 2019 as compared to a gain of $89 million for the three months ended June 30, 2018 primarily due to the 2019 loss on sale of Kilroot and Ballylumford, partially offset by the 2019 gain on sale of a portion of our interest in sPower’s operating assets, compared to the 2018 gain on sale of Electrica Santiago.
Loss on disposal and sale of business interests was $7 million for the six months ended June 30, 2019 as compared to a gain of $877 million for the six months ended June 30, 2018 primarily due to the loss on sale of Kilroot and Ballylumford, partially offset by the gain on sale of a portion of our interest in sPower’s operating assets in 2019, compared to the gains on sale of Masinloc and Electrica Santiago in 2018.
See Note 19—Held-for-Sale and Dispositions and Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense increased $24 million to $116 million for the three and six months ended June 30, 2019, compared to $92 million for the three and six months ended June 30, 2018, due to an impairment of $115 million as a result of Kilroot and Ballylumford being classified as held-for-sale. This increase was partially offset by a prior year impairment of $83 million in the U.S. due to an unfavorable economic outlook creating uncertainty around future cash flows at Shady Point.
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Argentina	$11	$(33)	$14	$(46)
Corporate	9	12	1	19
Chile	(1)	(8)	1	(15)
Other	3	(1)	2	(7)
Total (1)	$22	$(30)	$18	$(49)
___________________________________________

(1)
Includes $13 million and $44 million of gains on foreign currency derivative contracts for the three months ended June 30, 2019 and 2018, respectively, and $17 million and $31 million of gains for the six months ended June 30, 2019 and 2018, respectively.

The Company recognized net foreign currency transaction gains of $22 million for the three months ended June 30, 2019, primarily driven by realized gains on foreign currency derivatives related to government receivables in Argentina and gains at the Parent Company resulting from the appreciation of intercompany receivables denominated in Euro.
The Company recognized net foreign currency transaction gains of $18 million for the six months ended June 30, 2019, primarily driven by realized gains on foreign currency derivative related to government receivables in Argentina.
The Company recognized net foreign currency transaction losses of $30 million and $49 million for the three and six months ended June 30, 2018, respectively, primarily due to unrealized losses associated with the devaluation of long-term receivables denominated in the Argentine peso and their associated derivatives. These losses were partially offset by gains at the Parent Company related to foreign currency derivatives.
Income tax expense
Income tax expense decreased $75 million, or 57%, to $57 million for the three months ended June 30, 2019, compared to $132 million for the three months ended June 30, 2018. The Company’s effective tax rates were 48% and 39% for the three months ended June 30, 2019 and 2018, respectively. This net increase was primarily due to the 2019 asset impairments and the 2019 nondeductible loss on the sale of Kilroot and Ballylumford in the United Kingdom. See Note 16— Asset Impairment Expense and Note 19—Held-for-Sale and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for details and impacts of the impairments and sale, respectively.
Income tax expense decreased $191 million, or 53%, to $172 million for the six months ended June 30, 2019, compared to $363 million for the six months ended June 30, 2018. The Company’s effective tax rates were 36% and 27% for the six months ended June 30, 2019 and 2018, respectively. This net increase was primarily due to the 2018 impact of the sale of the Company’s entire 51% equity interest in Masinloc, as well as the aforementioned 2019 asset impairments and nondeductible loss on sale. See Note 19— Held-for-Sale and Dispositions and Note

17—Income Taxes included in Item 1.—Financial Statements of this Form 10-Q for details and impacts of the sale.
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
Net equity in earnings (losses) of affiliates
Net equity in earnings of affiliates decreased $9 million, or 64%, to $5 million for the three months ended June 30, 2019, compared to $14 million for the three months ended June 30, 2018. This decrease was primarily due to decreased earnings at sPower driven by 2018 unrealized derivative gains and higher 2019 interest expense due to the timing of completed projects and higher revenues at OPGC in the second quarter of 2018, partially offset by increased earnings at Guacolda.
Net equity in earnings (losses) of affiliates decreased $26 million to a loss of $1 million for the six months ended June 30, 2019, compared to earnings of $25 million for the six months ended June 30, 2018. This decrease was primarily due to decreased earnings at sPower driven by 2018 unrealized derivative gains and higher 2019 interest expense due to the timing of completed projects and the acquisition and consolidation of certain Distributed Energy non-controlling interests in late 2018, partially offset by increased earnings at Guacolda.
Net income from discontinued operations
Net income from discontinued operations was $192 million and $191 million for the three and six months ended June 30, 2018, respectively, primarily due to the gain on sale of Eletropaulo in the second quarter of 2018.
See Note 18—Discontinued Operations included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the Eletropaulo discontinued operations.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $76 million, or 60%, to $50 million for the three months ended June 30, 2019, compared to $126 million for the three months ended June 30, 2018. This decrease was primarily due to:

•	Prior year gain on sale of Electrica Santiago;

•	HLBV allocation of losses to noncontrolling interests at Distributed Energy;

•
Lower earnings in Panama primarily due to the outage at Changuinola as a result of upgrading the tunnel lining. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Changuinola Tunnel Leak of this Form 10-Q for further information; and

•	Lower earnings at Tietê primarily due to higher volume of energy purchases to fulfill our contractual obligations.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $90 million, or 41%, to $129 million for the six months ended June 30, 2019, compared to $219 million for the six months ended June 30, 2018. This decrease was primarily due to:

•	Prior year gain on sale of Electrica Santiago;

•	HLBV allocation of losses to noncontrolling interests at Distributed Energy;

•
Lower earnings in Panama primarily due to lower hydrology and the outage at Changuinola as a result of upgrading the tunnel lining. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Changuinola Tunnel Leak of this Form 10-Q for further information;

•	Lower earnings due to the sale of Masinloc in March 2018; and

•	Lower earnings at Tietê primarily due to lower spot prices and higher volume of energy purchases to fulfill our contractual obligations.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $273 million, or 94% to $17 million for the three months ended June 30, 2019, compared to $290 million for the three months ended June 30, 2018. This decrease was primarily due to:

•	Prior year gains on the sales of Eletropaulo (reflected within discontinued operations) and Electrica Santiago, net of tax;

•	Current year impairments and loss on sale at Kilroot and Ballylumford;

•	Current year loss on extinguishment of debt at DPL; and

•	Lower margins at our South America, MCAC and Eurasia SBUs.
These decreases were partially offset by:

•	Prior year impairment at Shady Point;

•	Current year gain on sale of a portion of our interest in sPower’s operating assets;

•	Prior year unrealized foreign exchange losses primarily due to the devaluation of the Argentine peso;

•	Current year realized gains on foreign currency derivatives related to government receivables in Argentina; and

•	Higher margins at our US and Utilities SBU.
Net income attributable to The AES Corporation decreased $803 million, or 82%, to $171 million for the six months ended June 30, 2019, compared to $974 million for the six months ended June 30, 2018. This decrease was primarily due to:

•	Prior year gains on the sales of Masinloc, Eletropaulo (reflected within discontinued operations), and Electrica Santiago, net of tax;

•	Current year impairments and loss on sale at Kilroot and Ballylumford;

•	Current year loss on extinguishment of debt at DPL; and

•	Lower margins at our South America, MCAC and Eurasia SBUs.
These decreases were partially offset by:

•	Prior year loss on extinguishment of debt at the Parent Company;

•	Prior year impairment at Shady Point;

•	Current year gain on sale of a portion of our interest in sPower’s operating assets;

•	Prior year unrealized foreign exchange losses primarily due to the devaluation of the Argentine peso;

•	Current year realized foreign exchange gains primarily due to the settlement of a tax liability at Argentina;

•	Current year gains on insurance proceeds associated with the lightning incident at the Andres facility in 2018; and

•	Higher margins at our US and Utilities SBU.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted Operating Margin (in millions)	2019	2018	2019	2018
Operating Margin	$502	$600	$1,088	$1,256
Noncontrolling interests adjustment (1)	(136)	(166)	(297)	(342)
Unrealized derivative losses (gains)	(2)	(3)	(2)	7
Disposition/acquisition losses	5	4	10	13
Restructuring costs	—	—	—	3
Total Adjusted Operating Margin	$369	$435	$799	$937
_______________________

(1)	The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted PTC (in millions)	2019	2018	2019	2018
Income from continuing operations, net of tax, attributable to The AES Corporation	$16	$96	$170	$781
Income tax expense attributable to The AES Corporation	36	93	121	291
Pre-tax contribution	52	189	291	1,072
Unrealized derivative and equity securities losses (gains)	6	(24)	9	(12)
Unrealized foreign currency losses	7	52	18	49
Disposition/acquisition losses (gains)	5	(61)	14	(839)
Impairment expense	121	92	123	92
Loss on extinguishment of debt	49	7	57	178
Restructuring costs	—	—	—	3
Total Adjusted PTC	$240	$255	$512	$543

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

	Three Months Ended June 30,				Six Months Ended June 30,
Reconciliation of Adjusted EPS	2019		2018		2019		2018
Diluted earnings per share from continuing operations	$0.02		$0.15		$0.26		$1.18
Unrealized derivative and equity securities losses (gains)	0.01		(0.04)		0.01		(0.02)
Unrealized foreign currency losses	0.02		0.08	(1)	0.02		0.07	(2)
Disposition/acquisition losses (gains)	0.01	(3)	(0.09)	(4)	0.02	(3)	(1.26)	(5)
Impairment expense	0.18	(6)	0.14	(7)	0.18	(6)	0.14	(7)
Loss on extinguishment of debt	0.07	(8)	0.01		0.09	(8)	0.27	(9)
U.S. Tax Law Reform Impact	—		—		0.01		—
Less: Net income tax expense (benefit)	(0.05)	(10)	—		(0.06)	(10)	0.14	(11)
Adjusted EPS	$0.26		$0.25		$0.53		$0.52
_____________________________

(1)
Amount primarily relates to unrealized FX losses of $20 million, or $0.03 per share, associated with the devaluation of long-term receivables denominated in Argentine pesos, and unrealized FX losses of $16 million, or $0.02 per share, on intercompany receivables denominated in Euro at the Parent Company.

(2)
Amount primarily relates to unrealized FX losses of $22 million, or $0.03 per share, associated with the devaluation of long-term receivables denominated in Argentine pesos, and unrealized FX losses of $12 million, or $0.02 per share, associated with the devaluation of receivables denominated in Chilean pesos.

(3)
Amount primarily relates to loss on sale of Kilroot and Ballylumford of $31 million, or $0.05 per share, partially offset by gain on sale of a portion of our interest in sPower’s operating assets of $28 million, or $0.04 per share.

(4)
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

(6)	Amount primarily relates to asset impairments at Kilroot and Ballylumford of $115 million, or $0.17 per share.

(7)	Amount primarily relates to the asset impairment at Shady Point of $83 million, or $0.13 per share.

(8)	Amount primarily relates to loss on early retirement of debt at DPL of $45 million, or $0.07 per share.

(9)	Amount primarily relates to loss on early retirement of debt at the Parent Company of $169 million, or $0.26 per share.

(10)
Amount primarily relates to income tax benefits associated with the impairments at Kilroot and Ballylumford of $23 million, or $0.03 per share, and income tax benefits associated with the loss on early retirement of debt at DPL of $11 million, or $0.02 per share.

(11)
Amount primarily relates to the income tax expense under the GILTI provision associated with the gains on sales of business interests, primarily Masinloc, of $155 million, or $0.23 per share, and income tax expense associated with the gain on sale of Electrica Santiago of $23 million, or $0.04 per share; partially offset by income tax benefits associated with the loss on early retirement of debt at the Parent Company of $52 million, or $0.08 per share, and income tax benefits associated with the impairment at Shady Point of $26 million, or $0.04 per share.

US AND UTILITIES SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating Margin	$175	$154	$21	14%	$387	$345	$42	12%
Adjusted Operating Margin (1)	157	134	23	17%	339	314	25	8%
Adjusted PTC (1)	118	76	42	55%	240	196	44	22%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2018 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended June 30, 2019 increased $21 million, or 14%, which was driven primarily by the following (in millions):

Increase at DPL due to the 2018 distribution rate order, including the decoupling rider which is designed to eliminate the impacts of weather and demand	$12
Increase at Southland primarily due to higher energy sales into the spot market	11
Increase at Warrior Run mainly due to a reduction in maintenance cost driven by the timing of planned outages	9
Decrease due to the sale and closure of generation facilities at DPL and Shady Point	(14)
Other	3
Total US and Utilities SBU Operating Margin Increase	$21
Adjusted Operating Margin increased $23 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased $42 million, primarily driven by the increase in Adjusted Operating Margin described above, an increase in the Company's share of earnings at Distributed Energy and an increase in earnings from equity affiliates driven by sPower, excluding unrealized losses related to derivative contracts.

Operating Margin for the six months ended June 30, 2019 increased $42 million, or 12%, which was driven primarily by the following (in millions):

Increase at IPL primarily due to higher retail margin driven by higher rates following the 2018 rate order	$27
Increase at DPL due to a credit to depreciation expense as a result of a reduction in the ARO liability at DPL's closed plants, Stuart and Killen	23
Increase at DPL due to the 2018 distribution rate order, including the decoupling rider which is designed to eliminate the impacts of weather and demand	18
Increase at Southland primarily due to higher energy sales into the spot market	8
Decrease due to the sale and closure of generation facilities at DPL and Shady Point	(34)
Total US and Utilities SBU Operating Margin Increase	$42
Adjusted Operating Margin increased $25 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased $44 million, primarily driven by the increase in Adjusted Operating Margin described above, an increase in the Company's share of earnings at Distributed Energy and lower interest expense at DPL, partially offset by a decrease in AFUDC at the Eagle Valley CCGT project.
SOUTH AMERICA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating Margin	$171	$249	$(78)	-31%	$387	$504	$(117)	-23%
Adjusted Operating Margin (1)	93	144	(51)	-35%	213	299	(86)	-29%
Adjusted PTC (1)	106	117	(11)	-9%	221	253	(32)	-13%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2018 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended June 30, 2019 decreased $78 million, or 31%, which was driven primarily by the following (in millions):

Decrease in Chile primarily due to lower contracted energy sales and lower generation primarily due to availability	$(19)
Decrease in Argentina primarily driven by lower generation, and lower energy and capacity prices as defined by resolution 1/2019, which modified generators remuneration schemes	(16)
Decrease at Tietê primarily driven by higher volume of energy purchases to fulfill our contractual obligations	(16)
Decrease in Colombia primarily driven by lower generation and lower contract prices, offset by an increase in spot prices	(10)
Decrease due to the depreciation of the Colombian peso and Brazilian real against the US dollar, offset by savings in fixed costs as a result of the depreciation of the Argentine peso	(6)
Decrease due to the sale of Electrica Santiago and the transmission lines in 2018	(5)
Other	(6)
Total South America SBU Operating Margin Decrease	$(78)
Adjusted Operating Margin decreased $51 million due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $11 million, mainly driven by the decrease in Adjusted Operating Margin described above, partially offset by realized FX gains in Argentina associated with the settlement of the income tax liability denominated in the Argentine peso, and higher realized FX gains associated with FX forward instruments in 2018 and lower interest expense associated with the debt prepayment program, both at Gener.
Operating Margin for the six months ended June 30, 2019 decreased $117 million, or 23%, which was driven primarily by the following (in millions):

Decrease in Argentina primarily driven by lower generation, and lower energy and capacity prices as defined by resolution 1/2019, which modified generators remuneration schemes	$(37)
Decrease in Chile primarily due to lower contracted energy sales and lower generation primarily due to availability	(19)
Decrease due to the depreciation of the Colombian peso and Brazilian real against the US dollar, offset by savings in fixed costs as a result of the depreciation of the Argentine peso	(18)
Decrease at Tietê primarily driven by lower spot prices and higher volume of energy purchases to fulfill our contractual obligations	(18)
Decrease due to the sale of Electrica Santiago and the transmission lines in 2018	(13)
Decrease in Colombia primarily driven by lower generation and lower contract prices, offset by an increase in spot prices	(8)
Other	(4)
Total South America SBU Operating Margin Decrease	$(117)

Adjusted Operating Margin decreased $86 million due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $32 million, mainly driven by the decrease in Adjusted Operating Margin described above, partially offset by lower realized FX losses in Argentina associated with accounts receivable denominated in the Argentine peso, and higher realized FX gains associated with FX forward instruments in 2018 and lower interest expense associated with the debt prepayment program, both at Gener.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating Margin	$107	$132	$(25)	-19%	$182	$235	$(53)	-23%
Adjusted Operating Margin (1)	81	102	(21)	-21%	135	176	(41)	-23%
Adjusted PTC (1)	63	81	(18)	-22%	113	134	(21)	-16%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2018 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended June 30, 2019 decreased $25 million, or 19%, which was driven primarily by the following (in millions):

Lower availability due to the outage of Changuinola for the tunnel lining upgrade	$(31)
Higher sales in Panama driven by the commencement of operations at the Colon combined cycle facility in September 2018	11
Other	(5)
Total MCAC SBU Operating Margin Decrease	$(25)
Adjusted Operating Margin decreased $21 million due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $18 million, mainly driven by the decrease in Adjusted Operating Margin described above and the write-off of the lining that is being upgraded in the Changuinola tunnel, partially offset by gains on insurance proceeds due to the lightning incident at the Andres facility in September 2018.
Operating Margin for the six months ended June 30, 2019 decreased $53 million, or 23%, which was driven primarily by the following (in millions):

Lower availability due to the outage of Changuinola for the tunnel lining upgrade	$(50)
Lower availability driven by lower hydrology in Panama	(22)
Higher sales in Panama driven by the commencement of operations at the Colon combined cycle facility in September 2018	20
Other	(1)
Total MCAC SBU Operating Margin Decrease	$(53)
Adjusted Operating Margin decreased $41 million due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $21 million, mainly driven by the decrease in Adjusted Operating Margin described above and the write-off of the lining that is being upgraded in the Changuinola tunnel, partially offset by gains on insurance proceeds due to the lightning incident at the Andres facility in September 2018.
EURASIA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating Margin	$41	$52	$(11)	-21%	$104	$141	$(37)	-26%
Adjusted Operating Margin (1)	32	43	(11)	-26%	84	121	(37)	-31%
Adjusted PTC (1)	39	55	(16)	-29%	95	138	(43)	-31%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2018 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended June 30, 2019 decreased $11 million, or 21%, which was driven primarily by the following (in millions):

Lower generation due to outages and lower dispatch at Kilroot	$(10)
Closure of B station at Ballylumford power plant	(7)
Other	6
Total Eurasia SBU Operating Margin Decrease	$(11)
Adjusted Operating Margin decreased $11 million due to the drivers above.
Adjusted PTC decreased $16 million, driven by the decrease in the Adjusted Operating Margin described above and a decrease in earnings at OPGC, our equity affiliate in India.
Operating Margin for the six months ended June 30, 2019 decreased $37 million, or 26%, which was driven primarily by the following (in millions):

Impact of the sale of the Masinloc power plant in March 2018	$(25)
Lower generation due to outages and lower dispatch at Kilroot	(24)
Closure of B station at Ballylumford power plant	(15)
Lower depreciation at the Jordan plants due to their classification as held-for-sale	8
Lower general and administrative expense due to restructuring	7
Other	12
Total Eurasia SBU Operating Margin Decrease	$(37)
Adjusted Operating Margin decreased $37 million due to the drivers above.
Adjusted PTC decreased $43 million, driven primarily by the decrease in the Adjusted Operating Margin described above and a decrease in earnings at OPGC, our equity affiliate in India.
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
AES Puerto Rico and AES Ilumina’s non-recourse debt of $303 million and $33 million, respectively, continue to be in default and are classified as current as of June 30, 2019 as a result of PREPA´s bankruptcy filing in July 2017. The Company is in compliance with its debt payment obligations as of June 30, 2019.
The Company's receivable balances in Puerto Rico as of June 30, 2019 totaled $71 million, of which $20 million was overdue. Despite the Title III protection, PREPA has been making substantially all of its payments to the generators in line with historical payment patterns.

Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $547 million is recoverable as of June 30, 2019.
Argentina — On February 28, 2019, the Secretary of Energy in Argentina issued Resolution 1/2019 that modified the remuneration scheme for thermal generators as previously introduced by Resolution 19/2017. The entrance of renewable energy and efficient thermal generators in the market over the past few years supported the reduction of system costs and efficiency while fostering competition. Capacity prices for thermal generators will be subject to the actual dispatch of the generating facilities. Under Resolution 1/2019, the remuneration for energy is reduced by $1.6 per MWh for all thermal generation compared to Resolution 19/2017. For hydroelectric generation, there were no changes in capacity or energy prices. These measures are intended to help the government of Argentina reduce the subsidies and the financial deficit of the electric market. While the full impact of the price reduction on thermal generation in Argentina remains uncertain, it is not expected to have a material adverse effect on our results of operations or consolidated financial results.
United Kingdom — In June 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” The UK is currently expected to exit the EU on October 31, 2019. While the full impact of Brexit remains uncertain, these changes are not expected to have a material adverse effect on our operations and consolidated financial results.
Decarbonization Initiatives
Several initiatives have been announced by regulators in recent years, with the intention of reducing GHG emissions generated by the energy industry. Our strategy of shifting towards clean energy platforms, including renewable energy, energy storage, LNG and modernized grids is designed to position us for continued growth while reducing our carbon intensity. Although the Company cannot currently estimate the financial impact of these decarbonization initiatives, new legislative or regulatory programs further restricting carbon emissions could require material capital expenditures or result in other material adverse effects on our financial results. For further discussion of our strategy of shifting towards clean energy platforms see Overview of Strategic Performance.
Chilean Decarbonization Plan — The Chilean government has announced an initiative to phase out coal power plants by 2040 and achieve carbon neutrality by 2050. On June 4, 2019, AES Gener signed an agreement with the Chilean government to cease the operation of two coal units for a total of 322 MW as part of the phasing out. Under the agreement, Ventanas 1 (114 MW) will cease operation in November 2022 and Ventanas 2 (208 MW) in May 2024. These units will remain connected to the grid as “strategic operating reserve” for up to five years after ceasing operations, will receive a reduced capacity payment and will be dispatched, if necessary, to ensure the electric system’s reliability. Considering the information available as of the filing date, management believes the carrying amount of our coal-fired long-lived assets in Chile of $2.9 billion is recoverable as of June 30, 2019.
Puerto Rico Energy Public Policy Act — On April 11, 2019, the Governor of Puerto Rico signed the Puerto Rico Energy Public Policy Act (“the Act”) establishing guidelines for grid efficiency and eliminating coal as a source for electricity generation by January 1, 2028. The Act supports the accelerated deployment of renewables through the Renewable Portfolio Standard and the conversion of coal generating facilities to other fuel sources, with compliance targets of 40% by 2025, 60% by 2040, and 100% by 2050. AES Puerto Rico’s long-term PPA with PREPA expires November 30, 2027. PREPA and AES Puerto Rico have begun discussing conversion options for the coal plant. Various potential technologies have been identified that could comply with the Act, while also ensuring a low cost for customers. Any conversion plan would be subject to lenders and regulatory approval, including that of the Oversight Board that filed for bankruptcy on behalf of PREPA. We considered the Act an indicator of impairment for the long-lived assets at AES Puerto Rico; however, the carrying value of the asset group was recoverable as of June 30, 2019. See Impairments for further information.
For further information about the risks associated with decarbonization initiatives, see Item 1A.—Risk Factors—Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2018 Form 10-K.
Regulatory
DMR — On October 20, 2017, the PUCO approved DP&L’s 2017 ESP. On January 7, 2019, the Ohio Consumers' Counsel appealed to the Supreme Court of Ohio the 2017 ESP with respect to the bypassability of the Reconciliation Rider and the exclusion of the DMR from the SEET. That appeal remains pending.
Pursuant to the 2017 ESP, on January 22, 2019, DP&L filed a request with the PUCO for a two-year extension of its DMR through October 2022, in the proposed amount of $199 million for each of the two additional years. The extension request was set at a level expected to reduce debt obligations at both DP&L and DPL and to position

DP&L to make capital expenditures to maintain and modernize its electric grid. DP&L’s DMP investments are contingent upon the PUCO approving the two-year extension of its DMR.
On August 1, 2019, DP&L filed a supplemental brief with the PUCO focused on the applicability of a recent court decision involving another Ohio utility’s DMR which is similar to, but not identical to, DP&L’s DMR.
TDSIC — In 2013, Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, was signed into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments. Once the plan is approved by the IURC, eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues.
On July 24, 2019, IPL filed a petition with the IURC for approval of a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. An IURC order is expected in the first half of 2020.
TCJA — In September 2018, DP&L received an order from PUCO establishing new base distribution rates for DP&L. Under the approved terms of the order, DP&L agreed to file an application with PUCO to refund customers eligible excess accumulated deferred income taxes associated with the TCJA and any related regulatory liability. DP&L filed this application on March 1, 2019 and proposed to return a total of $65 million to customers. The timing and final amount to be returned to customers is unknown at this time.
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
On September 25, 2018, the Plant restarted operations running the gas turbine in simple cycle at partial load of approximately 120 MW. The Plant began operating the gas turbine in simple cycle at full load of approximately 180 MW during the second quarter of 2019, and is expected to begin operating in combined cycle at full capacity by the fourth quarter of 2019. To mitigate the impact of the reduced capacity in the local energy market, the Company installed 120 MW of rental power (gas turbines) until the combined cycle facility is at full load. The rental units were fully operational beginning in December 2018.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Andres of $466 million is recoverable as of June 30, 2019.
Changuinola Tunnel Leak
As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2018 Form 10-K, increased water levels were observed in a creek near the Changuinola power plant, a 223 MW hydroelectric power facility in Panama. After the completion of an assessment, the Company has confirmed loss of water in specific sections of the tunnel. To ensure the long-term performance of the facility, the affected units of the plant have been taken out of service in order to upgrade the lining in a portion of the tunnel. This process began in January 2019 and may take up to 10 months to complete. As of June 30, 2019, it is estimated that about one third of the tunnel,1.6 kilometers, will require upgraded lining. As such, the Company has written off $12 million corresponding to the lining that is being upgraded. As of June 30, 2019, the Company capitalized $31 million of costs associated with the new lining. The Company has notified its insurers of a potential claim and has asserted claims against its construction contractor; however, there can be no assurance of collection and the Company continues to monitor the situation.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Changuinola of $539 million is recoverable as of June 30, 2019.
Impairments
Long-lived Assets — During the six months ended June 30, 2019, the Company recognized asset impairment expense of $116 million. See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this asset impairment expense, the carrying value of the assets, including long-lived assets, and those assets that were assessed and not impaired, totaled $504 million at June 30, 2019.
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
Climate Change Regulation — On July 8, 2019, the EPA published the final Affordable Clean Energy (“ACE”) Rule, along with associated revisions to implementing regulations, in addition to final revocation of the Clean Power Plan. The ACE Rule determines that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule requires states with existing coal-fired electric generating units to develop state plans to establish CO2 emission limits for designated facilities. IPL Petersburg and AES Warrior Run have coal-fired electric generating units that may be impacted by this regulation; however, the impact remains largely uncertain because state plans have not yet been developed.
Capital Resources and Liquidity
Overview — As of June 30, 2019, the Company had unrestricted cash and cash equivalents of $1.2 billion, of which $169 million was held at the Parent Company and qualified holding companies. The Company also had $410 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $784 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.8 billion and $3.9 billion, respectively. Of the approximately $1.1 billion of our current non-recourse debt, $745 million was presented as such because it is due in the next twelve months and $342 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to indebtedness under its $363 million outstanding secured term loan due 2022 and drawings of $265 million under its senior secured credit facility. On a consolidated basis, of the Company’s $20.2 billion of total gross debt outstanding as of June 30, 2019, approximately $3.4 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $1.1 billion of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At June 30, 2019, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $668 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At June 30, 2019, we had $325 million in letters of credit outstanding provided under our unsecured credit facility and $116 million in letters of credit outstanding provided under our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended June 30, 2019, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables — As of June 30, 2019, the Company had approximately $91 million of accounts receivable classified as Noncurrent assets—other. These noncurrent receivables mostly consist of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond June 30, 2020, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 6—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—South America SBU—Argentina—Regulatory Framework included in our 2018 Form 10-K for further information.
As of June 30, 2019, the Company had approximately $1.4 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25 year term of the plant’s PPA. See Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses

The primary sources of cash for the Company in the six months ended June 30, 2019 were debt financings, cash flow from operating activities, and sales of short-term investments. The primary uses of cash in the six months ended June 30, 2019 were repayments of debt, capital expenditures, and purchases of short-term investments.
The primary sources of cash for the Company in the six months ended June 30, 2018 were debt financings, proceeds from sale of business interests, and cash flow from operating activities. The primary uses of cash in the six months ended June 30, 2018 were repayments of debt, capital expenditures, and purchases of short-term investments.
A summary of cash-based activities are as follows (in millions):

	Six Months Ended June 30,
Cash Sources:	2019	2018
Issuance of non-recourse debt	$2,581	$1,192
Net cash provided by operating activities	1,014	914
Borrowings under the revolving credit facilities	897	1,133
Sale of short-term investments	330	418
Proceeds from the sale of business interests, net of cash and restricted cash sold	229	1,808
Issuance of recourse debt	—	1,000
Other	33	139
Total Cash Sources	$5,084	$6,604

Cash Uses:
Repayments of non-recourse debt	$(2,281)	$(841)
Capital expenditures	(1,070)	(994)
Repayments under the revolving credit facilities	(598)	(1,042)
Purchase of short-term investments	(424)	(938)
Dividends paid on AES common stock	(181)	(172)
Contributions and loans to equity affiliates	(173)	(90)
Distributions to noncontrolling interests	(146)	(128)
Payments for financed capital expenditures	(110)	(120)
Repayments of recourse debt	(3)	(1,781)
Other	(148)	(144)
Total Cash Uses	$(5,134)	$(6,250)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	$(50)	$354

Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative six month period (in millions):

	Six Months Ended June 30,
Cash flows provided by (used in):	2019	2018	$ Change
Operating activities	$1,014	$914	$100
Investing activities	(1,113)	120	(1,233)
Financing activities	108	(729)	837
Operating Activities

Net cash provided by operating activities increased $100 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

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

Amounts included in the chart above include the results of discontinued operations, where applicable.

•	Adjusted net income was consistent compared to the prior year.

•
Working capital requirements decreased $100 million, primarily due to lower payments to suppliers and lower coal purchases at Gener, and higher collections of overdue receivables from distribution companies in the Dominican Republic. These impacts were partially offset by higher payments for green taxes at Gener, and the timing of payments in the prior year for taxes resulting from the gain on the sale of Eletropaulo.

Investing Activities
Net cash provided by investing activities decreased $1.2 billion for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.
Investing Cash Flows
(in millions)

•
Proceeds from dispositions decreased $1.6 billion, primarily due to the sales of Masinloc, Eletropaulo, Electrica Santiago and the DPL Peaker assets in 2018, partially offset by the sale of the Kilroot and Ballylumford plants in the United Kingdom and the sale of a portion of our interest in a portfolio of sPower’s operating assets in 2019.

•
Cash used for short-term investing activities decreased $426 million, primarily due to the prior year purchases of non-convertible debentures at Tietê to provide project financing for the construction of the Guaimbê Solar Complex.

•	Capital expenditures increased $76 million, discussed further below.
Capital Expenditures
(in millions)

•	Growth expenditures were consistent compared to the prior year.

•	Maintenance expenditures increased by $91 million, primarily at Andres as a result of the steam turbine lightning damage, and at IPALCO due to the timing of payments for outage related expenses.

•	Environmental expenditures decreased by $12 million, primarily due to the timing of payments in the prior year related to projects at IPALCO.

Financing Activities

Net cash provided by financing activities increased $837 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.
Financing Cash Flows
(in millions)
See Note 8—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt transactions.

•	The $778 million impact from recourse debt activity is primarily due to the accelerated net repayments of Parent Company debt in the prior year.

•	The $145 million impact from parent revolver transactions is primarily due to higher net borrowings in 2019 for general corporate cash management activities.

•
The $52 million impact from non-recourse debt transactions is primarily due to net repayments at Tietê and lower issuances at Southland and Colon, which were partially offset by net issuances at DPL, Argentina, Alto Maipo and Gener.

•	The $63 million impact from non-recourse revolver transactions is primarily due to higher net borrowings at DPL.
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

	June 30, 2019	December 31, 2018
Consolidated cash and cash equivalents	$1,169	$1,166
Less: Cash and cash equivalents at subsidiaries	(1,000)	(1,142)
Parent Company and qualified holding companies’ cash and cash equivalents	169	24
Commitments under Parent Company credit facility	1,100	1,100
Less: Letters of credit under the credit facility	(116)	(78)
Less: Borrowings under the credit facility	(265)	—
Borrowings available under Parent Company credit facility	719	1,022
Total Parent Company Liquidity	$888	$1,046
The Company utilizes its Parent Company credit facility for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year. We expect that the Parent Company credit facilities’ borrowings will be repaid by the end of year.
The Parent Company paid dividends of $0.1365 per share to its common stockholders during the first and second quarters of 2019 for dividends declared in December 2018 and February 2019, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $3.9 billion and $3.7 billion as of June 30, 2019 and December 31, 2018, respectively. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 10—Debt in Item 8.—Financial Statements and Supplementary Data of our 2018 Form 10-K for additional detail.
We believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future. This belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our senior secured credit facility. See Item 1A.—Risk Factors—The AES Corporation is a holding company and its ability to make payments on its outstanding indebtedness, including its public debt securities, is dependent upon the receipt of funds from its subsidiaries by way of dividends, fees, interest, loans or otherwise of the Company’s 2018 Form 10-K for additional information.
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of June 30, 2019, we were in compliance with these covenants at the Parent Company level.
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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $1.1 billion. The portion of current debt related to such defaults was $342 million at June 30, 2019, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of June 30, 2019, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of June 30, 2019, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
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
The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2018 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2019.
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
The disclosures presented in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations, Wholesale power prices are declining in many markets and this could have a material adverse effect on our operations and opportunities for future growth, We may not be adequately hedged against our exposure to changes in commodity prices or interest rates, and Certain of our businesses are sensitive to variations in weather and hydrology of the 2018 Form 10-K.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2019, we project pre-tax earnings exposure on a 10% move in commodity prices would be less than $5 million for U.S. power, less than $5 million for natural gas, less than $(5) million for oil, and approximately $(5) million for coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower power, higher oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the South America SBU, our business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. In the central region, the contract sales generally cover the efficient generation from our coal-fired and hydroelectric assets. Any residual spot price risk will primarily be driven by the amount of hydrological inflows. In the case of low hydroelectric generation, spot price exposure is capped by the ability to dispatch our diesel assets, the price of which depends on fuel pricing at the time required. Under normal hydrology conditions, coal-firing generation sets the price. However, when there are spikes in price due to lower hydrology and higher demand, gas or oil-linked fuels generally set power prices. In Colombia, we operate under a shorter-term sales strategy and have commodity exposure to unhedged volumes. Because we own hydroelectric assets there, contracts are not indexed to fuel. Additionally, in Brazil, the hydroelectric generating facility is covered by contract sales. Under normal hydrological volatility, spot price risk is mitigated through a regulated sharing mechanism across all hydroelectric generators in the country. Under drier conditions, the sharing mechanism may not be sufficient to cover the business' contract position, and therefore it may have to purchase power at spot prices driven by the cost of thermal generation.
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
Foreign Exchange Rate Risk — In the normal course of business, we are exposed to foreign currency risk and other foreign operations risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the USD. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in USD or currencies other than their own functional currencies. Certain of our foreign subsidiaries calculate and pay taxes in currencies other than their own functional currency. We have varying degrees of exposure to changes in the exchange rate between the USD and the following currencies: Argentine peso, Brazilian real, Chilean peso, Colombian peso, Dominican peso, Euro, Indian rupee, and Mexican peso. These subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distribution and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis which could result in greater volatility in earnings. The largest foreign exchange risks over the remaining period of 2019 stem from the following currencies: Argentine peso, Brazilian real, Colombian peso, Euro, and Indian rupee. As of June 30, 2019, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Euro, Argentine peso, Colombian peso, Brazilian real, and Indian rupee each are projected to be impacted by less than $5 million. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2019 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of June 30, 2019, the portfolio’s pre-tax earnings exposure for 2019 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $10 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2019, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of June 30, 2019.
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
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the state of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to mitigate the contaminated area located on the grounds of the pole factory and an indemnity payment of approximately R$6 million ($2 million). In October 2011, the State Attorney filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined that only CEEE was required to perform the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The case is now awaiting judgment. The removal costs are estimated to be approximately R$29 million ($8 million), and there could be additional remediation costs which cannot be estimated at this time. In June 2016, the Company sold AES Sul to CPFL Energia S.A. and as part of the sale, AES Guaiba, a holding company of AES Sul, retained the potential liability relating to this matter. The Company believes that there are meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê had paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the grounds that the tax rate was set in the applicable legislation. In April 2013, the First Instance Administrative Court determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest, and penalties totaling approximately R$1.21 billion ($316 million) as estimated by AES Tietê. AES Tietê appealed to the Second Instance Administrative Court (“SIAC”). In January 2015, the SIAC issued a decision in AES Tietê's favor, finding that AES Tietê was not liable for unpaid taxes. The public prosecutor subsequently filed an appeal, which was denied as untimely. The Tax Authority thereafter filed a motion for clarification of the SIAC's decision, which was denied in September 2016. The Tax Authority later filed a special appeal (“Special Appeal”), which was rejected as untimely in October 2016. The Tax Authority thereafter filed an interlocutory appeal with the Superior Administrative Court (“SAC”). In March 2017, the President of the SAC determined that the SAC would analyze the Special Appeal. AES Tietê challenged the Special Appeal. In May 2018, the SAC rejected the Special Appeal on the merits. In August 2018, the Tax Authority filed a motion for clarification. In February 2019, the SAC rejected the motion. On July 18, 2019, the decision in AES Tietê’s favor became definitive. Though AES Tietê believes that the Tax Authority has now exhausted its remedies, AES Tietê will continue to follow this case in order to confirm that the alleged debt has been canceled from the Tax Authority’s database. Despite these developments, there can be no assurances that this dispute will be resolved in AES Tietê’s favor.
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
In January 2017, the Superintendencia del Medio Ambiente (“SMA”) issued a Formulation of Charges asserting that Alto Maipo is in violation of certain conditions of the Environmental Approval Resolution (“RCA”) governing the construction of Alto Maipo’s hydropower project, for, among other things, operating vehicles at unauthorized times and failing to mitigate the impact of water infiltration during tunnel construction (“Infiltration Water”). In February 2017, Alto Maipo submitted a compliance plan (“Compliance Plan”) to the SMA which, if approved by the agency, would resolve the matter without materially impacting construction of the project. Thereafter, the SMA made three separate requests for information about the Compliance Plan, to which Alto Maipo duly responded. In April 2018, the SMA approved the Compliance Plan (“April 2018 Approval”). Among other things, the Compliance Plan as approved by the SMA requires Alto Maipo to obtain from the Environmental Evaluation Service (“SEA”) an acceptable interpretation of the RCA’s provisions concerning the authorized times to operate certain vehicles. In addition, Alto Maipo must obtain the SEA’s approval concerning the control, discharge, and treatment of Infiltration Water. Alto Maipo continues to seek the relevant final approvals from the SEA. Furthermore, in May 2018, three lawsuits were filed with the Environmental Court of Santiago (“ECS”) challenging the April 2018 Approval. Alto Maipo does not believe that there are grounds to challenge the April 2018 Approval. The ECS has not decided the lawsuits to date. In July 2019, a separate lawsuit was filed in the Court of Appeals of Santiago (“CAS”) seeking emergency relief to invalidate the April 2018 Approval. Alto Maipo believes the lawsuit lacks merit. The CAS has not decided the lawsuit to date. If Alto Maipo complies with the requirements of the Compliance Plan, and if the above-referenced lawsuits are dismissed, the Formulation of Charges will be discharged without penalty. Otherwise, Alto Maipo could be subject to penalties, and the construction of the project could be negatively impacted. Alto Maipo will pursue its interests vigorously in these matters; however, there can be no assurances that it will be successful in its efforts.
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Also, Alto Maipo drew $73 million under letters of credit (“LC Funds”) in connection with its termination of CNM. Alto

Maipo is pursuing arbitration against CNM to recover excess completion costs and other damages totaling at least $236 million (net of the LC Funds) relating to CNM’s breaches (“First Arbitration”). CNM denies liability and seeks a declaration that its termination was wrongful, damages that it alleges result from that termination, and other relief. CNM alleges that it is entitled to damages ranging from $70 million to $170 million (which include the LC Funds) plus interest and costs, based on various scenarios. Alto Maipo has contested these submissions. The evidentiary hearing in the First Arbitration took place May 20-31, 2019. Post-hearing briefs will be submitted in September 2019, and closing arguments may be scheduled thereafter. Also, in August 2018, CNM purported to initiate a separate arbitration against AES Gener and the Company (“Second Arbitration”). In the Second Arbitration, CNM seeks to pierce Alto Maipo’s corporate veil and appears to seek an award holding AES Gener and the Company jointly and severally liable to pay any amounts that are found to be due to CNM in the First Arbitration or otherwise. The Second Arbitration has been consolidated into the First Arbitration. The arbitral Tribunal has bifurcated the Second Arbitration to determine in the first instance the jurisdictional objections raised by AES Gener and the Company to CNM’s piercing claims. The hearing on the jurisdictional objections will take place in March 2020. Each of Alto Maipo, AES Gener, and the Company believes it has meritorious claims and/or defenses and will pursue its interests vigorously; however, there can be no assurances that each will be successful in its efforts.
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
In February 2018, Tau Power B.V. and Altai Power LLP (collectively, “AES Claimants”) initiated arbitration against the Republic of Kazakhstan (“ROK”) for the ROK’s failure to pay approximately $75 million (“Return Transfer Payment”) for the return of two hydropower plants (“HPPs”) pursuant to a concession agreement. The ROK has responded by denying liability and asserting purported counterclaims concerning the annual payment provisions in the concession agreement, a bonus allegedly due for the 1997 takeover of the HPPs, and dividends paid by the HPPs. The ROK seeks to recover the Return Transfer Payment (which is in an escrow account maintained by a third party) and appears to be seeking over $500 million on its counterclaims. The AES Claimants believe that the ROK’s defenses and counterclaims are without merit and have contested the ROK’s submissions on these issues. An arbitrator has been appointed to decide the case. The final evidentiary hearing took place July 22 - 26, 2019. The AES Claimants will pursue their case and assert their defenses vigorously; however, there can be no assurances that they will be successful in their efforts.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of June 30, 2019, $264 million remained available for repurchase under the Program. No repurchases were made by the AES Corporation of its common stock during the second quarter of 2019.
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

THE AES CORPORATION (Registrant)

Date:	August 5, 2019	By:	/s/ GUSTAVO PIMENTA
			Name:	Gustavo Pimenta
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SARAH R. BLAKE
			Name:	Sarah R. Blake
			Title:	Vice President and Controller (Principal Accounting Officer)