Form 10-Q
period 2019-09-30
AES CORP
filed 2019-11-06
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on October 31, 2019 was 663,892,656.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AFS	Available For Sale
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites.
CO2	Carbon Dioxide
DMP	Distribution Modernization Plan
DMR	Distribution Modernization Rider
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
HLBV	Hypothetical Liquidation Book Value
HPP	Hydropower Plant
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NCI	Noncontrolling Interest
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan
SO2	Sulfur Dioxide
TBTU	Trillion British Thermal Units
TCJA	Tax Cuts and Jobs Act
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,145	$1,166
Restricted cash	455	370
Short-term investments	334	313
Accounts receivable, net of allowance for doubtful accounts of $21 and $23, respectively	1,503	1,595
Inventory	495	577
Prepaid expenses	72	130
Other current assets	856	807
Current held-for-sale assets	610	57
Total current assets	5,470	5,015
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	442	449
Electric generation, distribution assets and other	25,148	25,242
Accumulated depreciation	(8,599)	(8,227)
Construction in progress	4,862	3,932
Property, plant and equipment, net	21,853	21,396
Other Assets:
Investments in and advances to affiliates	1,209	1,114
Debt service reserves and other deposits	241	467
Goodwill	1,059	1,059
Other intangible assets, net of accumulated amortization of $302 and $457, respectively	462	436
Deferred income taxes	135	97
Loan receivable	1,370	1,423
Other noncurrent assets	1,624	1,514
Total other assets	6,100	6,110
TOTAL ASSETS	$33,423	$32,521
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,237	$1,329
Accrued interest	236	191
Accrued non-income taxes	230	250
Accrued and other liabilities	951	962
Non-recourse debt, including $312 and $479, respectively, related to variable interest entities	1,882	1,659
Current held-for-sale liabilities	455	8
Total current liabilities	4,991	4,399
NONCURRENT LIABILITIES
Recourse debt	3,556	3,650
Non-recourse debt, including $3,350 and $2,922 respectively, related to variable interest entities	14,323	13,986
Deferred income taxes	1,198	1,280
Other noncurrent liabilities	3,083	2,723
Total noncurrent liabilities	22,160	21,639
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	886	879
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 817,783,916 issued and 663,892,656 outstanding at September 30, 2019 and 817,203,691 issued and 662,298,096 outstanding at December 31, 2018)	8	8
Additional paid-in capital	7,948	8,154
Accumulated deficit	(614)	(1,005)
Accumulated other comprehensive loss	(2,335)	(2,071)
Treasury stock, at cost (153,891,260 and 154,905,595 shares at September 30, 2019 and December 31, 2018, respectively)	(1,867)	(1,878)
Total AES Corporation stockholders’ equity	3,140	3,208
NONCONTROLLING INTERESTS	2,246	2,396
Total equity	5,386	5,604
TOTAL LIABILITIES AND EQUITY	$33,423	$32,521
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions, except per share amounts)
Revenue:
Regulated	$799	$777	$2,308	$2,215
Non-Regulated	1,826	2,060	5,450	5,899
Total revenue	2,625	2,837	7,758	8,114
Cost of Sales:
Regulated	(633)	(638)	(1,873)	(1,856)
Non-Regulated	(1,291)	(1,528)	(4,096)	(4,331)
Total cost of sales	(1,924)	(2,166)	(5,969)	(6,187)
Operating margin	701	671	1,789	1,927
General and administrative expenses	(41)	(43)	(136)	(134)
Interest expense	(250)	(255)	(788)	(799)
Interest income	81	79	242	231
Loss on extinguishment of debt	(65)	(11)	(126)	(187)
Other expense	(9)	(29)	(35)	(42)
Other income	78	10	126	30
Gain (loss) on disposal and sale of business interests	16	(21)	9	856
Asset impairment expense	—	(74)	(116)	(166)
Foreign currency transaction gains (losses)	(87)	5	(69)	(44)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	424	332	896	1,672
Income tax expense	(130)	(146)	(302)	(509)
Net equity in earnings of affiliates	4	6	3	31
INCOME FROM CONTINUING OPERATIONS	298	192	597	1,194
Loss from operations of discontinued businesses, net of income tax expense of $0, $0, $0, and $2, respectively	—	(4)	—	(9)
Gain from disposal of discontinued businesses, net of income tax expense of $0, $2, $0, and $44, respectively	—	3	1	199
NET INCOME	298	191	598	1,384
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(88)	(90)	(217)	(311)
Less: Loss from discontinued operations attributable to noncontrolling interests	—	—	—	2
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$210	$101	$381	$1,075
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$210	$102	$380	$883
Income (loss) from discontinued operations, net of tax	—	(1)	1	192
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$210	$101	$381	$1,075
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.32	$0.15	$0.57	$1.33
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	—	—	0.29
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.32	$0.15	$0.57	$1.62
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.32	$0.15	$0.57	$1.33
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	—	—	0.29
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.32	$0.15	$0.57	$1.62
DILUTED SHARES OUTSTANDING	667	665	667	664
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
NET INCOME	$298	$191	$598	$1,384
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax benefit of $0, $2, $0 and $3, respectively	(75)	(42)	(67)	(159)
Reclassification to earnings, net of $0 income tax for all periods	—	(3)	23	(1)
Total foreign currency translation adjustments	(75)	(45)	(44)	(160)
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $44, $(3), $97 and $(3), respectively	(178)	15	(375)	32
Reclassification to earnings, net of income tax expense of $6, $7, $9 and $15, respectively	17	21	36	67
Total change in fair value of derivatives	(161)	36	(339)	99
Pension activity:
Change in pension adjustments due to net actuarial gain (loss) for the period, net of $0 income tax for all periods	—	—	2	—
Reclassification to earnings, net of income tax expense of $0, $0, $13 and $2, respectively	—	1	27	5
Total pension adjustments	—	1	29	5
OTHER COMPREHENSIVE LOSS	(236)	(8)	(354)	(56)
COMPREHENSIVE INCOME	62	183	244	1,328
Less: Comprehensive income attributable to noncontrolling interests and redeemable stock of subsidiaries	(40)	(114)	(123)	(416)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$22	$69	$121	$912
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Changes in Equity
For The Nine Months Ended September 30, 2019
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2019	817.2	$8	154.9	$(1,878)	$8,154	$(1,005)	$(2,071)	$2,396
Net income	—	—	—	—	—	154	—	81
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	4	(5)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(37)	(18)
Total pension adjustments, net of income tax	—	—	—	—	—	—	1	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(32)	(23)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	12	(4)	—
Fair value adjustment (2)	—	—	—	—	(6)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)
Dividends declared on common stock ($0.1365/share)	—	—	—	—	(91)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.4	—	(1)	11	(17)	—	—	—
Sales to noncontrolling interests	—	—	—	—	(1)	—	—	1
Balance at March 31, 2019	817.6	$8	153.9	$(1,867)	$8,039	$(839)	$(2,107)	$2,415
Net income	—	—	—	—	—	17	—	52
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	27	5
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(95)	(22)
Total pension adjustments, net of income tax	—	—	—	—	—	—	28	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(40)	(17)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	(2)	—	—
Fair value adjustment (2)	—	—	—	—	(11)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(198)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.1	—	—	—	10	—	—	—
Sales to noncontrolling interests	—	—	—	—	—	—	—	8
Balance at June 30, 2019	817.7	$8	153.9	$(1,867)	$8,038	$(824)	$(2,147)	$2,260
Net income	—	—	—	—	—	210	—	96
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	(54)	(21)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(134)	(23)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(188)	(44)
Fair value adjustment (2)	—	—	—	—	(2)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(75)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7
Dividends declared on common stock ($0.1365/share)	—	—	—	—	(90)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.1	—	—	—	3	—	—	—
Sales to noncontrolling interests	—	—	—	—	(1)	—	—	2
Balance at September 30, 2019	817.8	$8	153.9	$(1,867)	$7,948	$(614)	$(2,335)	$2,246

(1)	See Note 1—Financial Statement Presentation—New Accounting Standards Adopted for further information.

(2)	Adjustment to record the redeemable stock of Colon at fair value.

THE AES CORPORATION
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2018
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2018	816.3	$8	155.9	$(1,892)	$8,501	$(2,276)	$(1,876)	$2,380
Net income	—	—	—	—	—	684	—	98
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	3	6
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	44	23
Total pension adjustments, net of income tax	—	—	—	—	—	—	2	—
Total other comprehensive income (loss)	—	—	—	—	—	—	49	29
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	67	19	81
Fair value adjustment (2)	—	—	—	—	(6)	—	—	—
Disposition of business interests (3)	—	—	—	—	—	—	—	(249)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1
Dividends declared on common stock ($0.13/share)	—	—	—	—	(86)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	(1)	13	(12)	—	—	—
Sales to noncontrolling interests	—	—	—	—	—	—	—	1
Balance at March 31, 2018	816.3	$8	154.9	$(1,879)	$8,397	$(1,525)	$(1,808)	$2,332
Net income	—	—	—	—	—	290	—	128
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	(176)	52
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(6)	2
Total pension adjustments, net of income tax	—	—	—	—	—	—	2	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(180)	54
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	1	—	—
Fair value adjustment (2)	—	—	—	—	1	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(176)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.1	—	—	—	5	—	—	—
Sales to noncontrolling interests	—	—	—	—	(1)	—	—	6
Balance at June 30, 2018	816.4	$8	154.9	$(1,879)	$8,402	$(1,234)	$(1,988)	$2,348
Net income	—	—	—	—	—	101	—	86
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	(59)	14
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	26	10
Total pension adjustments, net of income tax	—	—	—	—	—	—	1	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(32)	24
Fair value adjustment (2)	—	—	—	—	1	—	—	—
Disposition of businesses (3)	—	—	—	—	—	—	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(68)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1
Dividends declared on common stock ($0.13/share)	—	—	—	—	(86)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.8	—	—	1	11	—	—	—
Sales to noncontrolling interests	—	—	—	—	—	—	—	14
Balance at September 30, 2018	817.2	$8	154.9	$(1,878)	$8,328	$(1,133)	$(2,020)	$2,404

(1)	See Note 1—Financial Statement Presentation—New Accounting Standards Adopted for further information.

(2)	Adjustment to record the redeemable stock of Colon at fair value.

(3)	See Note 19—Held-for-Sale and Dispositions for further information.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

	(in millions)
OPERATING ACTIVITIES:
Net income	$598	$1,384
Adjustments to net income:
Depreciation and amortization	774	770
Gain on disposal and sale of business interests	(9)	(856)
Impairment expenses	116	172
Deferred income taxes	4	221
Loss on extinguishment of debt	126	187
Loss on sale and disposal of assets	21	23
Net gain from disposal and impairments of discontinued businesses	—	(243)
Other	278	207
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	27	(125)
(Increase) decrease in inventory	(3)	(13)
(Increase) decrease in prepaid expenses and other current assets	(17)	15
(Increase) decrease in other assets	1	(22)
Increase (decrease) in accounts payable and other current liabilities	(12)	(29)
Increase (decrease) in income tax payables, net and other tax payables	(124)	(61)
Increase (decrease) in other liabilities	(5)	51
Net cash provided by operating activities	1,775	1,681
INVESTING ACTIVITIES:
Capital expenditures	(1,628)	(1,592)
Acquisitions of business interests, net of cash and restricted cash acquired	(56)	(66)
Proceeds from the sale of business interests, net of cash and restricted cash sold	226	1,796
Proceeds from the sale of assets	23	15
Sale of short-term investments	524	1,010
Purchase of short-term investments	(572)	(1,215)
Contributions and loans to equity affiliates	(258)	(101)
Other investing	30	(37)
Net cash used in investing activities	(1,711)	(190)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	1,469	1,434
Repayments under the revolving credit facilities	(1,041)	(1,595)
Issuance of recourse debt	—	1,000
Repayments of recourse debt	(449)	(1,781)
Issuance of non-recourse debt	3,580	1,509
Repayments of non-recourse debt	(2,978)	(1,139)
Payments for financing fees	(69)	(32)
Distributions to noncontrolling interests	(255)	(199)
Contributions from noncontrolling interests and redeemable security holders	15	40
Dividends paid on AES common stock	(272)	(258)
Payments for financed capital expenditures	(126)	(186)
Other financing	(7)	44
Net cash used in financing activities	(133)	(1,163)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	(50)
(Increase) decrease in cash, cash equivalents and restricted cash of discontinued operations and held-for-sale businesses	(65)	56
Total increase (decrease) in cash, cash equivalents and restricted cash	(162)	334
Cash, cash equivalents and restricted cash, beginning	2,003	1,788
Cash, cash equivalents and restricted cash, ending	$1,841	$2,122
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$681	$683
Cash payments for income taxes, net of refunds	296	313
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Refinancing of non-recourse debt at Mong Duong (see Note 8)	1,081	—
Non-cash contributions to equity affiliates (see Notes 7 and 19)	62	20
Partial reinvestment of consideration from the sPower transaction (see Note 7)	58	—
Non-cash exchange of debentures for the acquisition of the Guaimbê Solar Complex (see Note 20)	—	119
Non-cash acquisition of intangible assets	—	14

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity and cash flows. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of expected results for the year ending December 31, 2019. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2018 audited consolidated financial statements and notes thereto, which are included in the 2018 Form 10-K filed with the SEC on February 26, 2019 (the “2018 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$1,145	$1,166
Restricted cash	455	370
Debt service reserves and other deposits	241	467
Cash, Cash Equivalents, and Restricted Cash	$1,841	$2,003

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
Under ASC 842, fewer of our contracts contain a lease. However, due to the elimination of the real estate-specific guidance and changes to certain lessor classification criteria, more leases qualify as sales-type leases and direct financing leases. Under these two models, a lessor derecognizes the asset and recognizes a lease receivable. According to ASC 842, the lease receivable includes the fair value of the asset after the contract period, but does not include variable payments such as margin on the sale of energy. Therefore, the lease receivable could be significantly different than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized lease receivable and the carrying amount of the underlying asset is recognized as a gain/loss at lease commencement.
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

ASU 2016-13 and its subsequent corresponding updates will update the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses as it is done today, except that unrealized losses due to credit-related factors will be recognized as an allowance on the balance sheet with a corresponding adjustment to earnings in the income statement. There are various transition methods available upon adoption.
The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements; however, it is expected that the new current expected credit loss model will primarily impact the calculation of the Company’s expected credit losses on $1.5 billion in gross trade accounts receivable, the $1.4 billion loan receivable at Mong Duong, and $65 million in financing receivables in Argentina. Estimated credit losses, if material, will be presented on the face of the balance sheet as an allowance that reduces the amortized cost basis of affected financial assets. The standard will also impact the presentation of expected credit-related losses (if any) for the Company’s $265 million of available-for-sale debt securities, which will be presented parenthetically as an allowance on the consolidated balance sheet.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	September 30, 2019	December 31, 2018
Fuel and other raw materials	$236	$300
Spare parts and supplies	259	277
Total	$495	$577

3. ASSET RETIREMENT OBLIGATION
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
During the nine months ended September 30, 2019, the Company increased the asset retirement obligation and corresponding asset at IPL by $80 million. This reflects an increase to estimated ash pond closure costs, including groundwater remediation as required by the EPA under the Resource Conservation and Recovery Act.
In March 2019, the Company decreased the asset retirement obligation at DPL by $23 million, resulting in a reduction to Cost of Sales on the Condensed Consolidated Statement of Operations as the related plants are no longer in service. This decrease was due to reductions in estimated closure costs associated with ash ponds and landfills.
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

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Unsecured debentures	$—	$—	$—	$—	$—	$5	$—	$5
Certificates of deposit	—	265	—	265	—	243	—	243
Total debt securities	—	265	—	265	—	248	—	248
EQUITY SECURITIES:
Mutual funds	21	58	—	79	19	49	—	68
Total equity securities	21	58	—	79	19	49	—	68
DERIVATIVES:
Interest rate derivatives	—	6	—	6	—	28	1	29
Cross-currency derivatives	—	—	—	—	—	6	—	6
Foreign currency derivatives	—	28	113	141	—	18	199	217
Commodity derivatives	—	31	2	33	—	6	4	10
Total derivatives — assets	—	65	115	180	—	58	204	262
TOTAL ASSETS	$21	$388	$115	$524	$19	$355	$204	$578
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$266	$233	$499	$—	$67	$141	$208
Cross-currency derivatives	—	3	6	9	—	5	—	5
Foreign currency derivatives	—	34	—	34	—	41	—	41
Commodity derivatives	—	20	3	23	—	3	—	3
Total derivatives — liabilities	—	323	242	565	—	116	141	257
TOTAL LIABILITIES	$—	$323	$242	$565	$—	$116	$141	$257

As of September 30, 2019, all AFS debt securities had stated maturities within one year. For the three and nine months ended September 30, 2019 and 2018, no other-than-temporary impairments of marketable securities were recognized in earnings or Other Comprehensive Income. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of AFS securities during the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross proceeds from sale of AFS securities	$193	$713	$517	$1,127
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended September 30, 2019	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at July 1	$(243)	$—	$192	$4	$(47)
Total realized and unrealized gains (losses):
Included in earnings	—	—	(54)	(2)	(56)
Included in other comprehensive income — derivative activity	(37)	—	(10)	—	(47)
Included in regulatory (assets) liabilities		—	—	(2)	(2)
Settlements	2	—	(15)	(1)	(14)
Transfers of assets/(liabilities), net into Level 3	—	(6)	—	—	(6)
Transfers of (assets)/liabilities, net out of Level 3	45	—	—	—	45
Balance at September 30	$(233)	$(6)	$113	$(1)	$(127)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(62)	$(2)	$(64)

Three Months Ended September 30, 2018	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at July 1	$(111)	$—	$219	$10	$118
Total realized and unrealized gains (losses):
Included in other comprehensive income — derivative activity	12	—	—	—	12
Included in regulatory (assets) liabilities	—	—	—	(2)	(2)
Settlements	3	—	2	—	5
Balance at September 30	$(96)	$—	$221	$8	$133
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$1	$—	$2	$—	$3

Nine Months Ended September 30, 2019	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(140)	$—	$199	$4	$63
Total realized and unrealized gains (losses):
Included in earnings	(1)	—	(52)	(2)	(55)
Included in other comprehensive income — derivative activity	(113)	—	(10)	—	(123)
Included in regulatory (assets) liabilities	—	—	—	(3)	(3)
Settlements	5	—	(24)	—	(19)
Transfers of assets/(liabilities), net into Level 3	(32)	(6)	—	—	(38)
Transfers of (assets)/liabilities, net out of Level 3	48	—	—	—	48
Balance at September 30	$(233)	$(6)	$113	$(1)	$(127)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(69)	$(2)	$(71)

Nine Months Ended September 30, 2018	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(151)	$—	$240	$4	$93
Total realized and unrealized gains (losses):
Included in earnings	28	—	(3)	1	26
Included in other comprehensive income — derivative activity	48	—	—	—	48
Included in regulatory (assets) liabilities	—	—	—	6	6
Settlements	12	—	(16)	(3)	(7)
Transfers of assets/(liabilities), net into Level 3	1	—	—	—	1
Transfers of (assets)/liabilities, net out of Level 3	(34)	—	—	—	(34)
Balance at September 30	$(96)	$—	$221	$8	$133
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$32	$—	$(19)	$1	$14

The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of September 30, 2019 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(233)	Subsidiaries’ credit spreads	1.78% - 4.38% (3.9%)
Cross-currency	(6)	Subsidiaries’ credit spreads	2.4%
Foreign currency:
Argentine peso	113	Argentine peso to U.S. dollar currency exchange rate after one year	61 - 777 (408)
Commodity:
Other	(1)
Total	$(127)
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

Nonrecurring Measurements
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount. The following table summarizes our major categories of assets measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Nine Months Ended September 30, 2019			Level 1	Level 2	Level 3
Dispositions and held-for-sale businesses: (2)
Kilroot and Ballylumford	04/12/2019	$232	$—	$118	$—	$115

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Nine Months Ended September 30, 2018			Level 1	Level 2	Level 3
Long-lived assets held and used: (3)
Shady Point	09/30/2018	$185	$—	$—	$33	$156
Equity method investments:
Elsta	09/30/2018	21	—	16	—	5
_____________________________

(1)	Represents the carrying values at the dates of measurement, before fair value adjustment.

(2)
Per the Company’s policy, pre-tax loss is limited to the impairment of long-lived assets. Any additional loss will be recognized on completion of the sale. See Note 19—Held-for-Sale and Dispositions for further information.

(3)	See Note 16—Asset Impairment Expense for further information.
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, but for which fair value is disclosed:

		September 30, 2019
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$62	$128	$—	$—	$128
Liabilities:	Non-recourse debt	16,205	16,334	—	14,402	1,932
	Recourse debt	3,561	3,692	—	3,692	—

		December 31, 2018
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$100	$209	$—	$—	$209
Liabilities:	Non-recourse debt	15,645	16,225	—	13,524	2,701
	Recourse debt	3,655	3,621	—	3,621	—
_____________________________

(1)
These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $11 million and $16 million as of September 30, 2019 and December 31, 2018, respectively.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2018 Form 10-K.

Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of September 30, 2019, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate (LIBOR and EURIBOR)	$5,897	2044
Cross-currency swaps (Chilean Unidad de Fomento and Chilean peso)	297	2029
Foreign Currency:
Argentine peso	32	2026
Chilean peso	234	2022
Colombian peso	161	2022
Brazilian real	29	2019
Others, primarily with weighted average remaining maturities of a year or less	180	2021

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	54	2020
Power (in MWhs)	6	2020
Coal (in Tons or Metric Tons)	10	2027

Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of September 30, 2019 and December 31, 2018 (in millions):

Fair Value	September 30, 2019			December 31, 2018
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$6	$—	$6	$29	$—	$29
Cross-currency derivatives	—	—	—	6	—	6
Foreign currency derivatives	35	106	141	—	217	217
Commodity derivatives	—	33	33	—	10	10
Total assets	$41	$139	$180	$35	$227	$262
Liabilities
Interest rate derivatives	$489	$10	$499	$205	$3	$208
Cross-currency derivatives	9	—	9	5	—	5
Foreign currency derivatives	19	15	34	28	13	41
Commodity derivatives	1	22	23	—	3	3
Total liabilities	$518	$47	$565	$238	$19	$257

	September 30, 2019		December 31, 2018
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$71	$119	$75	$51
Noncurrent	109	446	187	206
Total	$180	$565	$262	$257

As of September 30, 2019 and December 31, 2018, all derivative instruments subject to credit risk-related contingent features were in an asset position.

Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(186)	$26	$(450)	$81
Cross-currency derivatives	(19)	3	(10)	(2)
Foreign currency derivatives	(20)	(11)	(14)	(44)
Commodity derivatives	3	—	2	—
Total	$(222)	$18	$(472)	$35
Losses reclassified from AOCL into earnings
Interest rate derivatives	$(8)	$(12)	$(25)	$(42)
Cross-currency derivatives	(11)	(8)	(5)	(26)
Foreign currency derivatives	(4)	(8)	(15)	(9)
Commodity derivatives	—	—	—	(5)
Total	$(23)	$(28)	$(45)	$(82)
Loss reclassified from AOCL to earnings due to discontinuance of hedge accounting (1)	$—	$—	$2	$—
Gains (losses) recognized in earnings related to
Ineffective portion of cash flow hedges	$—	$—	$—	$(3)
Not designated as hedging instruments:
Interest rate derivatives	(2)	—	(6)	$—
Foreign currency derivatives	(39)	(10)	(33)	144
Commodity derivatives and other	(2)	2	2	33
Total	$(43)	$(8)	$(37)	$177

_____________________________

(1)	Cash flow hedge was discontinued on a cross-currency swap because the underlying debt was prepaid.
AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended September 30, 2020 by $77 million, primarily due to interest rate derivatives.
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

	September 30, 2019	December 31, 2018
Argentina	$65	$93
Other	8	23
Total	$73	$116

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
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Nine Months Ended September 30,
50%-or-less-Owned Affiliates	2019	2018
Revenue	$807	$734
Operating margin	87	119
Net income (loss)	(65)	36

Gas Natural del Este — In September 2019, AES Andres completed an agreement with Energas Group to establish a joint venture for the purpose of selling natural gas and related terminal services, storage, regasification, and transportation to customers in the Dominican Republic. Gas Natural del Este, a wholly-owned subsidiary of the joint venture, acquired the Eastern Pipeline development project from AES Andres for total consideration of $55 million, resulting in a gain of $2 million. The transaction was considered a contribution of a nonfinancial asset in exchange for a noncontrolling interest in the joint venture. As the Company does not control the joint venture, it is accounted for as an equity method investment and is reported in the MCAC SBU reportable segment.
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
Simple Energy — In April 2018, the Company invested $35 million in Simple Energy, a provider of utility-branded marketplaces and omni-channel instant rebates, accounted for as an equity method investment.
On July 1, 2019, Simple Energy merged with Tendril, a previously unrelated party, to form Uplight, a new company that offers a comprehensive platform for utility customer engagement. As part of this merger, the Company contributed its ownership interest in Simple Energy and $53 million of cash in exchange for an ownership interest in the merged company. This transaction resulted in a gain on sale of $14 million and a total investment in Uplight of $99 million. As the Company does not control Uplight, it is accounted for as an equity method investment and reported as part of Corporate and Other.
8. DEBT
Recourse Debt
In September 2019, the Company prepaid $343 million aggregate principal of its LIBOR + 1.75% existing senior secured term loan due in 2022 and $100 million of its 4.875% senior unsecured notes due in 2023. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $5 million for the three and nine months ended September 30, 2019.
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
Non-Recourse Debt
During the nine months ended September 30, 2019, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Settlements	Loss on Extinguishment of Debt
Southland (1)	Q1, Q2, Q3	$535	$—	$—
Gener (2)	Q1, Q2	550	(450)	(11)
DPL (3)	Q2	825	(835)	(43)
Tietê	Q2	561	(533)	(3)
Mong Duong (4)	Q3	1,120	(1,081)	(31)
Colon	Q3	610	(579)	(28)

_____________________________

(1)	Issuances relate to the June 2017 long-term non-recourse debt financing to fund the Southland repowering construction projects and a September 2019 non-recourse bridge loan.

(2)	Repayments in June 2019 complete the tender offer initiated in March 2019 on existing notes.

(3)	Includes transactions at DPL and its subsidiary, DP&L.

(4)	Non-cash transaction via an equity affiliate. See below for further information.
Mong Duong — In August 2019, Mong Duong refinanced $1.1 billion aggregate principal of its existing senior secured notes due in 2029 with variable interest rates ranging from LIBOR + 2.25% to LIBOR + 4.15% in exchange for a fixed rate loan with a newly formed SPV, accounted for as an equity affiliate, due in 2029 with interest rates that vary from 4.41% to 7.18%. This refinancing was a non-cash transaction as the SPV acquired all of the outstanding rights and obligations of the original Mong Duong lenders. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $31 million for the three and nine months ended September 30, 2019.
DP&L — In June 2019, DP&L issued $425 million aggregate principal of 3.95% First Mortgage Bonds due in 2049. The net proceeds from the issuance were used to prepay the outstanding principal of $435 million under its variable rate $445 million credit agreement due in 2022.
DPL — In April 2019, DPL issued $400 million aggregate principal of 4.35% senior unsecured notes due in 2029. The net proceeds from the issuance were used to redeem, at par, $400 million of the $780 million aggregate principal outstanding of its 7.25% senior unsecured notes due in 2021. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $43 million for the nine months ended September 30, 2019.
Non-Recourse Debt in Default — The current portion of non-recourse debt includes the following subsidiary debt in default as of September 30, 2019 (in millions).

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$295	$158
AES Ilumina (Puerto Rico)	Covenant	33	19
AES Jordan Solar (1)	Covenant	13	3
Total		$341

_____________________________

(1)	Classified as current held-for-sale liability on the Condensed Consolidated Balance Sheets.
The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of September 30, 2019, the Company had no defaults which resulted in or were at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The following table summarizes the Parent Company’s contingent contractual obligations as of September 30, 2019. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Individual Agreements (in millions)
Guarantees and commitments	$633	33	$0 — 157
Letters of credit under the unsecured credit facility	382	10	$1 — 296
Letters of credit under the senior secured credit facility	32	26	$0 — 15
Asset sale related indemnities (1)	12	1	$12
Total	$1,059	70
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the nine months ended September 30, 2019, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended September 30, 2019 and December 31, 2018, the Company recognized liabilities of $4 million and $5 million for projected environmental remediation costs, respectively. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of September 30, 2019. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $15 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $52 million and $53 million as of September 30, 2019 and December 31, 2018, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2019. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $49 million and $456 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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
Right-of-use assets represent our right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized on commencement of the lease based on the present value of lease payments over the lease term. Generally, the rate implicit in the lease is not readily determinable, as such we use the subsidiaries’ incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company determines discount rates based on its existing credit rates of its unsecured borrowings, which are then adjusted for the appropriate lease term and currency. The right-of-use asset also includes any lease payments made and excludes lease incentives that are paid or payable to the lessee at commencement. The lease term includes the option to extend or terminate the lease if it is reasonably certain that the option will be exercised.

Right-of-use assets are long term by nature. The following table summarizes the amounts recognized on the Condensed Consolidated Balance Sheets related to lease asset and liability balances as of the period indicated (in millions):

	Consolidated Balance Sheet Classification	September 30, 2019
Assets
Right-of-use assets — finance leases	Electric generation, distribution assets and other	$8
Right-of-use assets — operating leases	Other noncurrent assets	300
Total right-of-use assets		$308
Liabilities
Finance lease liabilities (current)	Non-recourse debt (current liabilities)	$1
Finance lease liabilities (noncurrent)	Non-recourse debt (noncurrent liabilities)	8
Total finance lease liabilities		9
Operating lease liabilities (current)	Accrued and other liabilities	17
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	312
Total operating lease liabilities		329
Total lease liabilities		$338

The following table summarizes supplemental balance sheet information related to leases as of the period indicated:

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term — finance leases	16 years
Weighted-average remaining lease term — operating leases	12 years
Weighted-average discount rate — finance leases	9.15%
Weighted-average discount rate — operating leases	4.63%
The following table summarizes the components of lease expense recognized in Cost of Sales on the Condensed Consolidated Statements of Operations for the period indicated (in millions):

Components of Lease Cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$11	$38
Finance lease cost
Amortization of right-of-use assets	—	1
Interest on lease liabilities	1	1
Short-term lease costs	11	32
Total lease cost	$23	$72

Operating cash outflows from operating leases included in the measurement of lease liabilities were $11 million and $37 million for the three and nine months ended September 30, 2019, respectively.
The following table shows the future lease payments under operating and finance leases for continuing operations together with the present value of the net lease payments as of September 30, 2019 for the remainder of 2019 through 2023 and thereafter (in millions):

	Maturity of Lease Liabilities
	Finance Leases	Operating Leases
2019	$1	$8
2020	2	30
2021	1	29
2022	1	29
2023	1	28
Thereafter	9	577
Total	15	701
Less: Imputed interest	(6)	(372)
Present value of lease payments	$9	$329

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
LESSOR — The Company has operating leases for certain generation contracts that contain provisions to provide capacity to a customer, which is a stand-ready obligation to deliver energy when required by the customer. Capacity payments are generally considered lease elements as they cover the majority of available output from a facility. The allocation of contract payments between the lease and non-lease elements is made at the inception of the lease. Lease payments from such contracts are recognized as lease revenue on a straight-line basis over the lease term, whereas variable lease payments are recognized when earned. Lease revenue included in the Condensed Consolidated Statements of Operations was $152 million and $460 million for the three and nine months ended September 30, 2019, of which $23 million and $59 million was related to variable lease payments. Underlying gross assets and accumulated depreciation of operating leases included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheets were $3.2 billion and $1.1 billion, respectively, as of September 30, 2019.
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of September 30, 2019. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of September 30, 2019 for the remainder of 2019 through 2023 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2019	$1	$128
2020	2	497
2021	2	469
2022	2	454
2023	2	390
Thereafter	40	1,810
Total	49	$3,748
Less: Imputed interest	(27)
Present value of total lease receipts	$22

11. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	September 30, 2019	December 31, 2018
IPALCO common stock	$618	$618
Colon quotas (1)	208	201
IPL preferred stock	60	60
Total redeemable stock of subsidiaries	$886	$879

 _____________________________

(1)	Characteristics of quotas are similar to common stock.
Colon — Our partner in Colon made capital contributions of $10 million and $34 million during the nine months ended September 30, 2019 and 2018, respectively. Any subsequent adjustments to allocate earnings and dividends to our partner, or measure the investment at fair value, will be classified as temporary equity each reporting period as it is probable that the shares will become redeemable.

12. EQUITY
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the nine months ended September 30, 2019 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,721)	$(300)	$(50)	$(2,071)
Other comprehensive income (loss) before reclassifications	(46)	(299)	2	(343)
Amount reclassified to earnings	23	33	27	83
Other comprehensive income (loss)	(23)	(266)	29	(260)
Cumulative effect of a change in accounting principle	—	(4)	—	(4)
Balance at the end of the period	$(1,744)	$(570)	$(21)	$(2,335)

Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign currency translation adjustment, net
	Gain (loss) on disposal and sale of business interests	$—	$3	$(23)	$19
	Net gain from disposal of discontinued operations	—	—	—	$(18)
	Net income attributable to The AES Corporation	$—	$3	$(23)	$1
Derivative gains (losses), net
	Non-regulated revenue	$—	$(1)	$—	$(6)
	Non-regulated cost of sales	(1)	(1)	(11)	(3)
	Interest expense	(8)	(11)	(23)	(38)
	Gain (loss) on disposal and sale of business interests	—	—	1	—
	Foreign currency transaction gains (losses)	(14)	(15)	(11)	(35)
	Income from continuing operations before taxes and equity in earnings of affiliates	(23)	(28)	(44)	(82)
	Income tax expense	6	7	10	15
	Net equity in earnings (losses) of affiliates	—	—	(2)	—
	Income from continuing operations	(17)	(21)	(36)	(67)
	Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	2	1	3	12
	Net income attributable to The AES Corporation	$(15)	$(20)	$(33)	$(55)
Amortization of defined benefit pension actuarial loss, net
	Other expense	$—	$(1)	$(1)	$(3)
	Gain (loss) on disposal and sale of business interests	—	—	(26)	—
	Income from continuing operations before taxes and equity in earnings of affiliates	—	(1)	(27)	(3)
	Income from continuing operations	—	(1)	(27)	(3)
	Net gain from disposal of discontinued operations	—	—	—	(2)
	Net income	—	(1)	(27)	(5)
	Net income attributable to The AES Corporation	$—	$(1)	$(27)	$(5)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(15)	$(18)	$(83)	$(59)

Common Stock Dividends — The Parent Company paid dividends of $0.1365 per outstanding share to its common stockholders during the first, second and third quarters of 2019 for dividends declared in December 2018, February 2019 and July 2019, respectively.
On October 4, 2019, the Board of Directors declared a quarterly common stock dividend of $0.1365 per share payable on November 15, 2019, to shareholders of record at the close of business on November 1, 2019.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2019	2018	2019	2018
US and Utilities SBU	$1,130	$1,230	$3,125	$3,252
South America SBU	828	923	2,438	2,664
MCAC SBU	470	462	1,398	1,276
Eurasia SBU	197	224	801	935
Corporate and Other	14	7	39	21
Eliminations	(14)	(9)	(43)	(34)
Total Revenue	$2,625	$2,837	$7,758	$8,114

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Adjusted PTC	2019	2018	2019	2018
Income from continuing operations before taxes and equity in earnings of affiliates	$424	$332	$896	$1,672
Add: Net equity in earnings of affiliates	4	6	3	31
Less: Income from continuing operations before taxes, attributable to noncontrolling interests	(124)	(116)	(304)	(409)
Pre-tax contribution	304	222	595	1,294
Unrealized derivative and equity securities losses	69	16	78	4
Unrealized foreign currency losses (gains)	31	(7)	49	42
Disposition/acquisition losses (gains)	(17)	17	(3)	(822)
Impairment expense	1	80	124	172
Loss (gain) on extinguishment of debt	38	(1)	95	177
Restructuring costs	—	—	—	3
Total Adjusted PTC	$426	$327	$938	$870

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Adjusted PTC	2019	2018	2019	2018
US and Utilities SBU	$187	$167	$427	$363
South America SBU	139	128	360	381
MCAC SBU	185	81	298	215
Eurasia SBU	19	37	114	175
Corporate and Other	(95)	(91)	(251)	(260)
Eliminations	(9)	5	(10)	(4)
Total Adjusted PTC	$426	$327	$938	$870

Total Assets	September 30, 2019	December 31, 2018
US and Utilities SBU	$12,963	$12,286
South America SBU	11,225	10,941
MCAC SBU	4,886	4,462
Eurasia SBU	3,984	4,538
Corporate and Other	365	294
Total Assets	$33,423	$32,521

14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended September 30, 2019
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$788	$—	$—	$—	$—	$788
Other regulated revenue	11	—	—	—	—	11
Total regulated revenue	799	—	—	—	—	799
Non-Regulated Revenue
Revenue from contracts with customers	245	822	447	141	(1)	1,654
Other non-regulated revenue (1)	86	6	23	56	1	172
Total non-regulated revenue	331	828	470	197	—	1,826
Total revenue	$1,130	$828	$470	$197	$—	$2,625

	Three Months Ended September 30, 2018
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$759	$—	$—	$—	$—	$759
Other regulated revenue	18	—	—	—	—	18
Total regulated revenue	777	—	—	—	—	777
Non-Regulated Revenue
Revenue from contracts with customers	386	922	440	152	(2)	1,898
Other non-regulated revenue (1)	67	1	22	72	—	162
Total non-regulated revenue	453	923	462	224	(2)	2,060
Total revenue	$1,230	$923	$462	$224	$(2)	$2,837

	Nine Months Ended September 30, 2019
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,272	$—	$—	$—	$—	$2,272
Other regulated revenue	36	—	—	—	—	36
Total regulated revenue	2,308	—	—	—	—	2,308
Non-Regulated Revenue
Revenue from contracts with customers	598	2,429	1,331	609	(3)	4,964
Other non-regulated revenue (1)	219	9	67	192	(1)	486
Total non-regulated revenue	817	2,438	1,398	801	(4)	5,450
Total revenue	$3,125	$2,438	$1,398	$801	$(4)	$7,758

	Nine Months Ended September 30, 2018
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,176	$—	$—	$—	$—	$2,176
Other regulated revenue	39	—	—	—	—	39
Total regulated revenue	2,215	—	—	—	—	2,215
Non-Regulated Revenue
Revenue from contracts with customers	774	2,661	1,211	701	(11)	5,336
Other non-regulated revenue (1)	263	3	65	234	(2)	563
Total non-regulated revenue	1,037	2,664	1,276	935	(13)	5,899
Total revenue	$3,252	$2,664	$1,276	$935	$(13)	$8,114
_______________________________
(1) Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $116 million and $109 million as of September 30, 2019 and December 31, 2018, respectively.
During the nine months ended September 30, 2019 and 2018, we recognized revenue of $9 million and $33 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Approximately $1.4 billion of contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected as a loan receivable as of September 30, 2019.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of September 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations was $13 million, primarily consisting of fixed consideration for the sale of renewable energy credits (RECs) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2019 and 2020, with the remainder recognized thereafter.
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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Other Income	Gain on insurance proceeds (1)	$73	$—	$108	$—
	Allowance for funds used during construction (US Utilities)	1	1	3	8
	Other	4	9	15	22
	Total other income	$78	$10	$126	$30

Other Expense	Loss on sale and disposal of assets (2)	$5	$20	$19	$25
	Non-service pension and other postretirement costs	4	1	13	7
	Other	—	8	3	10
	Total other expense	$9	$29	$35	$42

_____________________________

(1)	Associated with recoveries for property damage at the Andres facility in the Dominican Republic from a lightning incident in September 2018 and the upgrade of the tunnel lining at Changuinola.

(2)	Associated with a loss due to damage from a lightning incident at the Andres facility in the Dominican Republic in September 2018 and the disposal of tunnel lining at Changuinola in 2019.
16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense by asset group for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Kilroot and Ballylumford	$—	$—	$115	$—
Shady Point	—	73	—	156
Other	—	1	1	10
Total	$—	$74	$116	$166

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
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and nine month periods ended September 30, 2019 were 31% and 34%, respectively. The effective tax rates for the three and nine month periods ended September 30, 2018 were 44% and 30%, respectively. The difference between the Company’s effective tax rates for the 2019 and 2018 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, and nondeductible expenses.
In the first quarter of 2019, the U.S. Treasury issued final regulations related to the TCJA one-time transition tax which further amended the guidance of the proposed regulations. As a result, we recorded $3 million of discrete tax expense in the first quarter. In the third quarter of 2018, we recorded discrete tax expense for a $33 million provisional adjustment to the one-time transition tax.
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
In the second quarter of 2018, the Company completed the sale of Electrica Santiago for total proceeds of $287 million, resulting in a pre-tax gain on sale of $70 million after post-closing adjustments. The sale resulted in approximately $25 million of discrete tax expense. See Note 19—Held-for-Sale and Dispositions for details of the sale.
The impact of foreign currency devaluation in Argentina was approximately $11 million and $17 million of discrete tax expense for the three and nine month periods ended September 30, 2019, respectively. The same amounts for the three and nine month periods ended September 30, 2018 are $16 million and $38 million, respectively.
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

19. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Jordan — In February 2019, the Company entered into an agreement to sell its 36% ownership interest in two generation plants, IPP1 and IPP4, and a solar plant in Jordan for $86 million, subject to customary post-closing adjustments, plus capital contributions to the solar project of approximately $5 million. The sale of IPP1 and IPP4 is expected to close in the fourth quarter of 2019 and the sale of the solar plant is expected to close in the first quarter of 2020. As of September 30, 2019, the generation plants and solar plant were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of September 30, 2019 was $131 million. Pre-tax income attributable to AES was $13 million and $8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Jordan is reported in the Eurasia SBU reportable segment.
Redondo Beach — In October 2018, the Company entered into an agreement to sell land held by AES Redondo Beach, a gas-fired generating facility in California. The sale is expected to close by the end of the first quarter of 2020. As of September 30, 2019, the $24 million carrying value of the land held by Redondo Beach was classified as held-for-sale. Redondo Beach is reported in the US and Utilities SBU reportable segment.
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
Electrica Santiago — In May 2018, AES Gener completed the sale of Electrica Santiago for total consideration of $287 million, resulting in a final pre-tax gain on sale of $70 million after post-closing adjustments. Electrica Santiago consisted of four gas and diesel-fired generation plants in Chile. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Electrica Santiago was reported in the South America SBU reportable segment.
Stuart and Killen — In May 2018, DPL retired the co-owned Stuart coal-fired and diesel-fired generating units, and the Killen coal-fired generating unit and combustion turbine. Prior to their retirement, Stuart and Killen were reported in the US and Utilities SBU reportable segment.
Masinloc — In March 2018, the Company completed the sale of its entire 51% equity interest in Masinloc for cash proceeds of $1.05 billion, resulting in a pre-tax gain on sale of $773 million subject to U.S. income tax. Masinloc consisted of a coal-fired generation plant in operation, a coal-fired generation plant under construction, and an energy storage facility all located in the Philippines. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Masinloc was reported in the Eurasia SBU reportable segment.
DPL peaker assets — In March 2018, DPL completed the sale of six of its combustion turbine and diesel-fired generation facilities and related assets ("DPL peaker assets") for total proceeds of $239 million, resulting in a loss on sale of $2 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to their sale, the DPL peaker assets were reported in the US and Utilities SBU reportable segment.
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

Excluding any impairment charges or gain/loss on sale, pre-tax income (loss) attributable to AES of disposed businesses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Kilroot and Ballylumford	$—	$—	$(1)	$19
Stuart and Killen (1)	(1)	8	30	38
Other	—	7	(4)	33
Total	$(1)	$15	$25	$90
____________________________
(1) The Company entered into contracts to buy back all open capacity years for Stuart and Killen at prices lower than the PJM capacity revenue prices. As such, the Company continues to earn capacity margin.
20. ACQUISITIONS
Los Cururos — In September 2019, AES Gener entered into an agreement to purchase the Los Cururos wind farm and transmission lines in Chile from EPM Chile S.A. for approximately $138 million, subject to certain precedent conditions and customary purchase price adjustments. The acquisition is expected to close in the fourth quarter of 2019, and will be reported in the South America SBU reportable segment.
Guaimbê Solar Complex — In September 2018, AES Tietê completed the acquisition of the Guaimbê Solar Complex (“Guaimbê”) from Cobra do Brasil for $152 million, comprised of the exchange of $119 million of non-convertible debentures in project financing and additional cash consideration of $33 million. The transaction was accounted for as an asset acquisition, therefore the consideration transferred, plus transaction costs, were allocated to the individual assets acquired and liabilities assumed based on their relative fair values. Guaimbê is reported in the South America SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and nine months ended September 30, 2019 and 2018, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended September 30,	2019			2018
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$210	664	$0.32	$102	662	$0.15
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	3	—	—	3	—
DILUTED EARNINGS PER SHARE	$210	667	$0.32	$102	665	$0.15

Nine Months Ended September 30,	2019			2018
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$380	663	$0.57	$883	661	$1.33
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	—	—
Restricted stock units	—	3	—	—	3	—
DILUTED EARNINGS PER SHARE	$380	667	$0.57	$883	664	$1.33

The calculation of diluted earnings per share excluded stock awards which would be anti-dilutive. The calculation of diluted earnings per share excluded 1 million and 2 million stock awards outstanding for the three and nine months ended September 30, 2019 and 2018, respectively, that could potentially dilute basic earnings per share in the future.

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
Executive Summary
Compared with last year, third quarter diluted earnings per share from continuing operations increased $0.17 to $0.32. This increase reflects contributions from new businesses, a lower effective tax rate, insurance recoveries, the prior year impairment at Shady Point and gains on sales of businesses in 2019 compared to losses in 2018, partially offset by current year unrealized foreign currency losses in Argentina and losses on debt extinguishments.
Adjusted EPS, a non-GAAP measure, increased $0.13 to $0.48, reflecting contributions from new businesses, improved results at the South America SBU, a lower effective tax rate, and insurance recoveries in 2019.
Compared with last year, year-to-date diluted earnings per share from continuing operations decreased $0.76 to $0.57. This decrease was largely driven by prior year net gains on dispositions of $0.98, lower generation in Argentina and Chile, current year unrealized foreign currency losses in Argentina, and the impact on margin from the sale of businesses in the prior period. These decreases were partially offset by higher contributions from the US and Utilities SBU and new businesses, lower tax expense, insurance recoveries, and a decrease in losses on extinguishment of debt and impairment expense.
Adjusted EPS, a non-GAAP measure, increased $0.14 to $1.02, reflecting higher contributions from the US and Utilities SBU and new businesses, insurance recoveries, and a lower effective tax rate, partially offset by the impact on margin from the sale of businesses and lower contributions from the South America SBU.

____________________________

(1)	See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
Overview of Strategic Performance
In year-to-date 2019, we continued to make substantial progress on our strategic priorities of improving our credit profile, investing in new technologies and greening our portfolio, in order to deliver attractive risk-adjusted returns to our shareholders.

•
We are leveraging our leading position to capture attractive renewable growth by signing 921 MW of new PPAs during the third quarter of 2019, for a total of 1.9 GW year-to-date, bringing our backlog to 6.1 GW.

•	We formed a 10-year strategic alliance with Google to develop and implement solutions to enable broad adoption of clean energy.

•
We are completing our projects under construction as planned, with 3,030 MW currently under construction and expected to come on-line through 2021. During the third quarter of 2019, we completed 1,625 MW of new projects, including the 1,320 MW OPGC 2 plant in India and 305 MW of solar globally.

•	We received approval from the Government of Vietnam to develop the 2.2 GW Son My 2 CCGT to be co-

located with our previously approved 480 TBTU LNG terminal.

•
As a result of executing on our strategy, we continue to target a 50% reduction in carbon intensity by 2022 and a 70% reduction by 2030, both off a 2016 base. These initiatives will also reduce our coal-fired generation below 30% of our total generation volume by 2022.

•	We strengthened our balance sheet by voluntarily prepaying $443 million of recourse debt to achieve all investment grade credit metrics in the third quarter of 2019.

•	Our energy storage joint venture, Fluence, has delivered or been awarded more than 1.5 GW of capacity, including 806 MW awarded in year-to-date 2019.
Review of Consolidated Results of Operations (unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2019	2018	$ change	% change	2019	2018	$ change	% change
Revenue:
US and Utilities SBU	$1,130	$1,230	$(100)	-8%	$3,125	$3,252	$(127)	-4%
South America SBU	828	923	(95)	-10%	2,438	2,664	(226)	-8%
MCAC SBU	470	462	8	2%	1,398	1,276	122	10%
Eurasia SBU	197	224	(27)	-12%	801	935	(134)	-14%
Corporate and Other	14	7	7	100%	39	21	18	86%
Eliminations	(14)	(9)	(5)	-56%	(43)	(34)	(9)	-26%
Total Revenue	2,625	2,837	(212)	-7%	7,758	8,114	(356)	-4%
Operating Margin:
US and Utilities SBU	234	225	9	4%	621	570	51	9%
South America SBU	250	250	—	—%	637	754	(117)	-16%
MCAC SBU	179	144	35	24%	361	379	(18)	-5%
Eurasia SBU	32	34	(2)	-6%	136	175	(39)	-22%
Corporate and Other	(6)	(4)	(2)	50%	23	32	(9)	-28%
Eliminations	12	22	(10)	45%	11	17	(6)	35%
Total Operating Margin	701	671	30	4%	1,789	1,927	(138)	-7%
General and administrative expenses	(41)	(43)	2	-5%	(136)	(134)	(2)	1%
Interest expense	(250)	(255)	5	-2%	(788)	(799)	11	-1%
Interest income	81	79	2	3%	242	231	11	5%
Loss on extinguishment of debt	(65)	(11)	(54)	NM	(126)	(187)	61	-33%
Other expense	(9)	(29)	20	-69%	(35)	(42)	7	-17%
Other income	78	10	68	NM	126	30	96	NM
Gain (loss) on disposal and sale of business interests	16	(21)	37	NM	9	856	(847)	-99%
Asset impairment expense	—	(74)	74	-100%	(116)	(166)	50	-30%
Foreign currency transaction gains (losses)	(87)	5	(92)	NM	(69)	(44)	(25)	57%
Income tax expense	(130)	(146)	16	-11%	(302)	(509)	207	-41%
Net equity in earnings of affiliates	4	6	(2)	-33%	3	31	(28)	-90%
INCOME FROM CONTINUING OPERATIONS	298	192	106	55%	597	1,194	(597)	-50%
Loss from operations of discontinued businesses, net of income tax expense of $0, $0, $0, and $2, respectively	—	(4)	4	-100%	—	(9)	9	-100%
Gain from disposal of discontinued businesses, net of income tax expense of $0, $2, $0, and $44, respectively	—	3	(3)	-100%	1	199	(198)	-99%
NET INCOME	298	191	107	56%	598	1,384	(786)	-57%
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(88)	(90)	2	-2%	(217)	(311)	94	-30%
Less: Loss from discontinued operations attributable to noncontrolling interests	—	—	—	—%	—	2	(2)	-100%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$210	$101	$109	NM	$381	$1,075	$(694)	-65%
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$210	$102	$108	NM	$380	$883	$(503)	-57%
Income (loss) from discontinued operations, net of tax	—	(1)	1	-100%	1	192	(191)	-99%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$210	$101	$109	NM	$381	$1,075	$(694)	-65%
Net cash provided by operating activities	$761	$767	$(6)	-1%	$1,775	$1,681	$94	6%
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
Consolidated Revenue and Operating Margin
Three Months Ended September 30, 2019
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $212 million, or 7%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Excluding the unfavorable FX impact of $25 million, primarily in South America, this decrease was driven by:

•
$100 million in US and Utilities mainly driven by lower energy prices and sales due to higher temperatures and other favorable market conditions present in 2018 as compared to 2019 at Southland, and the sale and closure of the Shady Point generation facility;

•	$77 million in South America mainly driven by lower generation and prices in Argentina, and lower contract sales and generation in Chile; and

•	$22 million in Eurasia mainly driven by the sale of the Northern Ireland businesses in June 2019.
These unfavorable impacts were partially offset by an increase of $10 million in MCAC driven by the commencement of operations at the Colon combined cycle facility in Panama in September 2018.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $30 million, or 4%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Excluding the unfavorable FX impact of $7 million, this increase was driven by:

•
$35 million in MCAC driven by business interruption insurance recoveries at the Andres facility in Dominican Republic and the commencement of operations at the Colon combined cycle facility in Panama, partially offset by the outage at Changuinola as a result of upgrading the tunnel lining; and

•	$9 million in US & Utilities primarily due to the 2018 rate order at IPL, partially offset by the sale and closure of the Shady Point generation facility.
Nine Months Ended September 30, 2019
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $356 million, or 4%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Excluding the unfavorable FX impact of $112 million, primarily in South America, this decrease was driven by:

•	$150 million in South America primarily driven by lower generation and prices in Argentina and lower contract sales and generation in Chile;

•
$127 million in US and Utilities primarily driven by the closure of generation facilities at DPL and Shady Point and lower energy prices and sales due to higher temperatures and other favorable market conditions present in 2018 as compared to 2019 at Southland, partially offset by price increases due to the 2018 rate orders at IPL and DPL and an increase in energy pass-through costs at El Salvador; and

•	$102 million in Eurasia primarily due to the sales of the Masinloc power plant in March 2018 and the Northern Ireland businesses in June 2019.
These unfavorable impacts were partially offset by an increase of $126 million in MCAC driven by the commencement of operations at the Colon combined cycle facility in Panama in September 2018.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $138 million, or 7%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Excluding the unfavorable FX impact of $31 million, primarily in South America, this decrease was driven by:

•	$93 million in South America primarily due to the drivers discussed above;

•
$33 million in Eurasia primarily due to the drivers discussed above and lower generation at Kilroot due to planned outages, partially offset by lower depreciation at the Jordan plants due to their classification as held-for-sale; and

•
$17 million in MCAC due to the outage at Changuinola as a result of upgrading the tunnel lining and lower hydrology in Panama as compared to the prior year, partially offset by the commencement of operations at the Colon combined cycle facility in Panama and business interruption insurance recoveries at the Andres facility in Dominican Republic.

These unfavorable impacts were partially offset by an increase of $51 million in US and Utilities mostly due to the 2018 rate orders at IPL and DPL and a revision to the ARO at DPL.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $2 million, or 5%, to $41 million for the three months ended September 30, 2019, compared to $43 million for the three months ended September 30, 2018, and increased $2 million, or 1%, to $136 million for the nine months ended September 30, 2019, compared to $134 million for the nine months ended September 30, 2018, with no material drivers.
Interest expense
Interest expense decreased $5 million, or 2%, to $250 million for the three months ended September 30, 2019, compared to $255 million for the three months ended September 30, 2018, primarily due to the reduction of debt and reduced interest rates on refinanced debt mainly at DPL, partially offset by lower capitalized interest due to the commencement of operations at the Colon facility in September 2018 and a decrease in AFUDC for the Eagle Valley CCGT project at IPL.
Interest expense decreased $11 million, or 1%, to $788 million for the nine months ended September 30, 2019, compared to $799 million for the nine months ended September 30, 2018, primarily due to the reduction of debt mainly at the Parent Company and DPL, reduced interest rates on refinanced debt at DPL, and favorable foreign currency translation and inflation rates at Tietê, partially offset by lower capitalized interest due to the commencement of operations at Colon facility in September 2018, a decrease in AFUDC for the Eagle Valley CCGT project at IPL, and the loss of hedge accounting at Alto Maipo in 2018, which resulted in favorable unrealized mark-to-market adjustments recognized within interest expense.
Interest income
Interest income increased $2 million, or 3%, to $81 million for the three months ended September 30, 2019, compared to $79 million for the three months ended September 30, 2018, with no material drivers.
Interest income increased $11 million, or 5%, to $242 million for the nine months ended September 30, 2019, compared to $231 million for the nine months ended September 30, 2018, primarily in South America driven by higher average interest rate on CAMMESA receivables and higher short-term investments.
Loss on extinguishment of debt
Loss on extinguishment of debt increased $54 million to $65 million for the three months ended September 30, 2019, compared to $11 million for the three months ended September 30, 2018. This increase was primarily due to losses of $31 million at Mong Duong and $28 million at Colon resulting from the refinancing and redemption of senior notes in 2019 compared to losses of $7 million and $4 million at Gener and Southland, respectively, resulting from the redemption of senior notes in 2018.
Loss on extinguishment of debt decreased $61 million, or 33%, to $126 million for the nine months ended September 30, 2019, compared to $187 million for the nine months ended September 30, 2018. This decrease was primarily due to losses of $169 million at the Parent Company resulting from the redemption of senior notes in 2018 compared to losses of $45 million at DPL, $31 million at Mong Duong, and $28 million at Colon in 2019 resulting from the redemption or refinancing of senior notes.
See Note 8—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income increased $68 million to $78 million for the three months ended September 30, 2019, compared to $10 million for the three months ended September 30, 2018, and increased $96 million to $126 million for the nine months ended September 30, 2019, compared to $30 million for the nine months ended September 30, 2018. This increase was primarily due to gains on insurance recoveries associated with property damage at the Andres facility and upgrading the tunnel lining at Changuinola.

Other expense decreased $20 million, or 69%, to $9 million for the three months ended September 30, 2019, compared to $29 million for the three months ended September 30, 2018. This decrease was due to a loss on disposal of assets resulting from damage associated with a lightning incident at the Andres facility in the Dominican Republic in 2018.
Other expense decreased $7 million, or 17%, to $35 million for the nine months ended September 30, 2019, compared to $42 million for the nine months ended September 30, 2018. This decrease was due to a loss on disposal of assets resulting from damage associated with a lightning incident at the Andres facility in the Dominican Republic in 2018 partially offset by the disposal of tunnel lining at Changuinola in 2019.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements and Key Trends and Uncertainties included in Item 2.— Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further information.
Gain (loss) on disposal and sale of business interests
Gain on disposal and sale of business interests was $16 million for the three months ended September 30, 2019, primarily due to the 2019 gain on the merger of Simple Energy to form Uplight, as compared to a loss of $21 million for the three months ended September 30, 2018, primarily due to post-closing adjustments on the gain on sale of Electrica Santiago in 2018.
Gain on disposal and sale of business interests decreased $847 million, or 99%, to $9 million for the nine months ended September 30, 2019, compared to $856 million for the nine months ended September 30, 2018, primarily due to the gains on sale of Masinloc and Electrica Santiago in 2018.
See Note 19—Held-for-Sale and Dispositions and Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
There were no asset impairments for the three months ended September 30, 2019, compared to $74 million for the three months ended September 30, 2018. This decrease was primarily due to an impairment of $73 million due to an unfavorable economic outlook creating uncertainty around future cash flows at Shady Point in 2018.
Asset impairment expense decreased $50 million, or 30%, to $116 million for the nine months ended September 30, 2019, compared to $166 million for the nine months ended September 30, 2018. This decrease was primarily due to an impairment of $115 million as a result of Kilroot and Ballylumford being classified as held-for-sale in 2019 compared to a prior year impairment of $156 million due to an unfavorable economic outlook creating uncertainty around future cash flows at Shady Point.
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Argentina	$(83)	$(2)	$(69)	$(47)
Corporate	(10)	(2)	(9)	17
Chile	8	4	9	(11)
Other	(2)	5	—	(3)
Total (1)	$(87)	$5	$(69)	$(44)
___________________________________________

(1)
Includes $41 million of losses and $6 million of gains on foreign currency derivative contracts for the three months ended September 30, 2019 and 2018, respectively, and $24 million of losses and $37 million of gains for the nine months ended September 30, 2019 and 2018, respectively.

The Company recognized net foreign currency transaction losses of $87 million and $69 million for the three and nine months ended September 30, 2019, respectively, primarily driven by unrealized losses on foreign currency derivatives related to government receivables in Argentina, unrealized losses associated with the devaluation of long-term receivables denominated in the Argentine peso, and unrealized losses at the Parent Company resulting from the depreciation of intercompany receivables denominated in Euro.
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
Income tax expense
Income tax expense decreased $16 million, or 11%, to $130 million for the three months ended September 30, 2019, compared to $146 million for the three months ended September 30, 2018. The Company’s effective tax rates were 31% and 44% for the three months ended September 30, 2019 and 2018, respectively. This net decrease was primarily due to an adjustment recorded in the third quarter of 2018 to the provisional U.S. one-time transition tax, partially offset by nondeductible unrealized losses on foreign currency derivatives related to government receivables in Argentina during the third quarter of 2019. See Note 17—Income Taxes included in Item 1.—Financial Statements of this Form 10-Q for discussion of the adjustment to the one-time transition tax.
Income tax expense decreased $207 million, or 41%, to $302 million for the nine months ended September 30, 2019, compared to $509 million for the nine months ended September 30, 2018. The Company’s effective tax rates were 34% and 30% for the nine months ended September 30, 2019 and 2018, respectively. This net increase was primarily due to the 2018 impact of the sale of the Company’s entire 51% equity interest in Masinloc, as well as the afore-mentioned 2019 nondeductible unrealized losses on foreign currency derivatives related to government receivables in Argentina. See Note 19— Held-for-Sale and Dispositions and Note 17—Income Taxes included in Item 1.—Financial Statements of this Form 10-Q for details and impacts of the sale.
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
Net equity in earnings of affiliates
Net equity in earnings of affiliates decreased $2 million, or 33%, to $4 million for the three months ended September 30, 2019, compared to $6 million for the three months ended September 30, 2018. This decrease was primarily due to decreased earnings at OPGC driven by a contract termination charge and decreased earnings at other equity affiliates compared to the third quarter of 2018, partially offset by increased earnings at sPower associated with completed projects during the third quarter and increased earnings at Guacolda.
Net equity in earnings of affiliates decreased $28 million, or 90%, to $3 million for the nine months ended September 30, 2019, compared to $31 million for the nine months ended September 30, 2018. This decrease was primarily due to decreased earnings at OPGC driven by a contract termination charge, the consolidation of certain Distributed Energy non-controlling interests in late 2018, and decreased earnings at other equity affiliates compared to 2018, partially offset by increased earnings at Guacolda.
Net income from discontinued operations
Net loss from discontinued operations was $1 million for the three months ended September 30, 2018. Net income from discontinued operations was $190 million for the nine months ended September 30, 2018, primarily due to the gain on sale of Eletropaulo in 2018.
See Note 18—Discontinued Operations included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the Eletropaulo discontinued operations.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $2 million, or 2%, to $88 million for the three months ended September 30, 2019, compared to $90 million for the three months ended September 30, 2018. This decrease was primarily due to:
•Lower earnings at Mong Duong and Colon due to losses on extinguishment of debt; and

•	HLBV allocation of losses to noncontrolling interests at Distributed Energy.
These decreases were partially offset by:

•	Higher earnings in the Dominican Republic due to gains on insurance proceeds associated with the lightning incident at the Andres facility in 2018;

•	Higher earnings at Tietê due to higher volume of energy sales and lower prices on energy purchase contracts; and

•	Prior year post-closing adjustments to the gain on sale of Electrica Santiago.

Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $92 million, or 30%, to $217 million for the nine months ended September 30, 2019, compared to $309 million for the nine months ended September 30, 2018. This decrease was primarily due to:

•	Prior year gain on sale of Electrica Santiago;

•	HLBV allocation of losses to noncontrolling interests at Distributed Energy;

•	Lower earnings at Mong Duong and Colon due to losses on extinguishment of debt;

•
Lower earnings in Panama primarily due to lower hydrology and the outage at Changuinola as a result of upgrading the tunnel lining. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Changuinola Tunnel Leak of this Form 10-Q for further information; and

•	Lower earnings due to the sale of Masinloc in March 2018.
These decreases were partially offset by:

•	Higher earnings in the Dominican Republic due to gains on insurance proceeds associated with the lightning incident at the Andres facility in 2018.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation increased $109 million to $210 million for the three months ended September 30, 2019, compared to $101 million for the three months ended September 30, 2018. This increase was primarily due to:

•	Prior year impairment at Shady Point;

•	Current year gains on insurance proceeds associated with the lightning incident at the Andres facility in 2018 and the Changuinola tunnel lining upgrade;

•	Prior year post-closing adjustments to the gain on sale of Electrica Santiago, and current year gain on sale of our ownership interest in Simple Energy as part of the merger to form Uplight; and

•	Higher margins at our US and Utilities and MCAC SBUs.
These increases were partially offset by:

•	Current year unrealized losses on foreign currency derivatives related to government receivables in Argentina; and

•	Current year losses on extinguishment of debt at Mong Duong and Colon.
Net income attributable to The AES Corporation decreased $694 million, or 65%, to $381 million for the nine months ended September 30, 2019, compared to $1,075 million for the nine months ended September 30, 2018. This decrease was primarily due to:

•	Prior year gains on the sales of Masinloc, Eletropaulo (reflected within discontinued operations), and Electrica Santiago, net of tax;

•	Current year impairments and loss on sale at Kilroot and Ballylumford;

•	Current year losses on extinguishment of debt at DPL, Mong Duong and Colon;

•	Current year unrealized losses on foreign currency derivatives related to government receivables in Argentina;

•	The impact of sold businesses in our Eurasia SBU; and

•	Lower margins at our South America and MCAC SBUs.
These decreases were partially offset by:

•	Prior year loss on extinguishment of debt at the Parent Company;

•	Current year gains on insurance proceeds associated with the lightning incident at the Andres facility in 2018 and the Changuinola tunnel leak;

•	Prior year impairment at Shady Point;

•	Current year gain on sale of a portion of our interest in sPower’s operating assets; and

•	Higher margins at our US and Utilities SBU.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted Operating Margin (in millions)	2019	2018	2019	2018
Operating Margin	$701	$671	$1,789	$1,927
Noncontrolling interests adjustment (1)	(194)	(160)	(491)	(502)
Unrealized derivative losses	2	4	—	11
Disposition/acquisition losses	4	7	14	20
Restructuring costs	—	—	—	3
Total Adjusted Operating Margin	$513	$522	$1,312	$1,459
_______________________

(1)	The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted PTC (in millions)	2019	2018	2019	2018
Income from continuing operations, net of tax, attributable to The AES Corporation	$210	$102	$380	$883
Income tax expense attributable to The AES Corporation	94	120	215	411
Pre-tax contribution	304	222	595	1,294
Unrealized derivative and equity securities losses	69	16	78	4
Unrealized foreign currency losses (gains)	31	(7)	49	42
Disposition/acquisition losses (gains)	(17)	17	(3)	(822)
Impairment expense	1	80	124	172
Loss (gain) on extinguishment of debt	38	(1)	95	177
Restructuring costs	—	—	—	3
Total Adjusted PTC	$426	$327	$938	$870

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Reconciliation of Adjusted EPS	2019		2018		2019		2018
Diluted earnings per share from continuing operations	$0.32		$0.15		$0.57		$1.33
Unrealized derivative and equity securities losses	0.10	(1)	0.02		0.12	(1)	0.01
Unrealized foreign currency losses	0.05	(2)	—		0.06	(2)	0.06	(3)
Disposition/acquisition losses (gains)	(0.03)	(4)	0.02		—		(1.24)	(5)
Impairment expense	—		0.12	(6)	0.19	(7)	0.26	(6)
Loss on extinguishment of debt	0.06	(8)	—		0.14	(9)	0.27	(10)
U.S. Tax Law Reform Impact	—		0.05	(11)	0.01		0.05	(11)
Less: Net income tax expense (benefit)	(0.02)		(0.01)		(0.07)	(12)	0.14	(13)
Adjusted EPS	$0.48		$0.35		$1.02		$0.88
_____________________________

(1)
Amounts primarily relate to unrealized derivative losses in Argentina of $71 million, or $0.11 per share, and $77 million, or $0.12 per share, for the three and nine months ended September 30, 2019, respectively, mainly associated with foreign currency derivatives on government receivables.

(2)
Amounts primarily relate to unrealized FX losses in Argentina of $11 million, or $0.02 per share, and $23 million, or $0.03 per share, for the three and nine months ended September 30, 2019, respectively, mainly associated with the devaluation of long-term receivables denominated in Argentine pesos; and unrealized FX losses at the Parent Company of $18 million, or $0.03 per share, and $22 million, or $0.03 per share, for the three and nine months ended September 30, 2019, respectively, mainly associated with intercompany receivables denominated in Euro.

(3)
Amount primarily relates to unrealized FX losses in Argentina of $20 million, or $0.03 per share, mainly associated with the devaluation of long-term receivables denominated in Argentine pesos, and unrealized FX losses at the Parent Company of $9 million, or $0.01 per share, mainly associated with intercompany receivables denominated in Euro.

(4)
Amount primarily relates to gain on sale of ownership interest in Simple Energy as part of the Uplight merger of $13 million, or $0.02 per share, and realized derivative gains associated with the sale of Kilroot and Ballylumford of $7 million, or $0.01 per share.

(5)
Amount primarily relates to gain on sale of Masinloc of $773 million, or $1.16 per share, gain on sale of Electrica Santiago of $36 million, or $0.05 per share, and realized derivative gains associated with the sale of Eletropaulo of $21 million, or $0.03 per share.

(6)
Amounts primarily relate to the asset impairments at Shady Point of $73 million, or $0.11 per share, and $156 million, or $0.23 per share, for the three and nine months ended September 30, 2019, respectively.

(7)	Amount primarily relates to asset impairments at Kilroot and Ballylumford of $115 million, or $0.17 per share.

(8)	Amount primarily relates to losses on early retirement of debt at Mong Duong of $16 million, or $0.02 per share, and Colon of $14 million, or $0.02 per share.

(9)	Amount primarily relates to losses on early retirement of debt at DPL of $45 million, or $0.07 per share, Mong Duong of $16 million, or $0.02 per share, and Colon of $14 million, or $0.02 per share.

(10)	Amount primarily relates to loss on early retirement of debt at the Parent Company of $169 million, or $0.25 per share.

(11)	Amount relates to a charge to true-up the provisional estimate of U.S. tax reform of $33 million, or $0.05 per share.

(12)
Amount primarily relates to income tax benefits associated with the impairments at Kilroot and Ballylumford of $17 million, or $0.03 per share, and income tax benefits associated with losses on early retirement of debt at DPL, Mong Duong and Colon of $24 million, or $0.04 per share.

(13)
Amount primarily relates to the income tax expense under the GILTI provision associated with the gains on sales of business interests, primarily Masinloc, of $155 million, or $0.23 per share, and income tax expense associated with the gain on sale of Electrica Santiago of $19 million, or $0.03 per share; partially offset by income tax benefits associated with the loss on early retirement of debt at the Parent Company of $52 million, or $0.08 per share, and income tax benefits associated with the impairment at Shady Point of $35 million, or $0.05 per share.

US AND UTILITIES SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating Margin	$234	$225	$9	4%	$621	$570	$51	9%
Adjusted Operating Margin (1)	209	209	—	—%	548	523	25	5%
Adjusted PTC (1)	187	167	20	12%	427	363	64	18%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2018 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended September 30, 2019 increased $9 million, or 4%, which was driven primarily by the following (in millions):

Increase at IPL primarily due to higher retail margin driven by higher rates following the 2018 rate order	$18
Decrease due to the sale and closure of the Shady Point generation facility	(8)
Other	(1)
Total US and Utilities SBU Operating Margin Increase	$9
Adjusted Operating Margin remained flat primarily due to the drivers above, adjusted for NCI and excluding costs associated with dispositions of business interests.
Adjusted PTC increased $20 million, primarily driven by an increase in the Company's share of earnings at Distributed Energy and an increase in earnings from equity affiliates driven by renewable projects that came online in third quarter of 2019 at sPower, excluding unrealized losses related to derivative contracts.
Operating Margin for the nine months ended September 30, 2019 increased $51 million, or 9%, which was driven primarily by the following (in millions):

Increase at IPL primarily due to higher retail margin driven by higher rates following the 2018 rate order, partially offset by higher maintenance expense due to the timing of plant outages.	$45
Increase at DPL due to a credit to depreciation expense as a result of a reduction in the ARO liability at DPL's closed plants, Stuart and Killen	23
Increase at DPL due to the 2018 distribution rate order, including the decoupling rider which is designed to eliminate the impacts of weather and demand	22
Increase at Southland primarily due to favorable fuel prices partially offset by lower sales	8
Decrease due to the sale and closure of generation facilities at DPL and Shady Point	(42)
Other	(5)
Total US and Utilities SBU Operating Margin Increase	$51
Adjusted Operating Margin increased $25 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased $64 million, primarily driven by the increase in Adjusted Operating Margin described above, an increase in the Company's allocation of earnings at Distributed Energy, an increase in earnings from equity affiliates driven by renewable projects that came online in 2019 at sPower and lower interest expense at DPL, partially offset by a decrease in AFUDC for the Eagle Valley CCGT project at IPL.
SOUTH AMERICA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating Margin	$250	$250	$—	—%	$637	$754	$(117)	-16%
Adjusted Operating Margin (1)	145	156	(11)	-7%	358	455	(97)	-21%
Adjusted PTC (1)	139	128	11	9%	360	381	(21)	-6%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2018 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended September 30, 2019 remained flat, driven primarily by the following (in millions):

Decrease in Argentina primarily driven by lower generation, and lower energy and capacity prices as defined by resolution 1/2019, which modified generators remuneration schemes	$(15)
Decrease in Chile primarily due to higher fixed costs mostly associated with planned maintenance at Cochrane and Ventanas plants	(9)
Increase in Colombia primarily driven by higher spot prices offset by lower sales in the spot market	15
Other	9
Total South America SBU Operating Margin Increase	$—
Adjusted Operating Margin decreased $11 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $11 million, mainly driven by lower realized FX losses in Argentina mostly associated with the settlement of FX forward instruments in 2018, higher interest income primarily driven by a higher average interest rate on CAMMESA receivables in Argentina and higher equity earnings mostly related to better operating results at Guacolda. These positive impacts were partially offset by the decrease in Adjusted Operating Margin described above.
Operating Margin for the nine months ended September 30, 2019 decreased $117 million, or 16%, which was driven primarily by the following (in millions):

Decrease in Argentina primarily driven by lower generation, and lower energy and capacity prices as defined by resolution 1/2019, which modified generators remuneration schemes	$(54)
Decrease due to the depreciation of the Colombian peso and Brazilian real against the US dollar, offset by savings in fixed costs as a result of the depreciation of the Argentine peso	(24)
Decrease in Chile primarily due to lower contracted energy sales and lower efficient plant availability partially offset by lower spot prices on energy purchases	(14)
Decrease due to the sale of Electrica Santiago and the transmission lines in 2018	(17)
Decrease in Chile primarily due to higher fixed costs due to planned maintenance at Cochrane and Ventanas plants	(9)
Other	1
Total South America SBU Operating Margin Decrease	$(117)
Adjusted Operating Margin decreased $97 million due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $21 million, mainly driven by the decrease in Adjusted Operating Margin described above, partially offset by realized FX gains in Argentina and Chile in 2019 as compared to losses in 2018, the prior year write-off of water rights at Gener, and higher equity earnings in 2019 related to better operating results at Guacolda.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating Margin	$179	$144	$35	24%	$361	$379	$(18)	-5%
Adjusted Operating Margin (1)	128	106	22	21%	263	282	(19)	-7%
Adjusted PTC (1)	185	81	104	NM	298	215	83	39%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2018 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended September 30, 2019 increased $35 million, or 24%, which was driven primarily by the following (in millions):

Lower energy costs and business interruption insurance recovered due to the lightning incident at the Andres facility in 2018	$48
Higher sales at Panama driven by the commencement of operations at the Colon combined cycle facility in September 2018	20
Higher contract sales at Panama mainly driven by contract renewals at higher prices	13
Lower availability due to the outage of Changuinola for the tunnel lining upgrade	(37)
Lower availability driven by lower hydrology in Panama	(12)
Other	3
Total MCAC SBU Operating Margin Increase	$35
Adjusted Operating Margin increased $22 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $104 million, mainly driven by the increase in Adjusted Operating Margin described above and insurance recoveries associated with property damage at Andres and Changuinola.

Operating Margin for the nine months ended September 30, 2019 decreased $18 million, or 5%, which was driven primarily by the following (in millions):

Lower availability due to the outage of Changuinola for the tunnel lining upgrade	$(98)
Lower availability driven by lower hydrology in Panama	(37)
Higher sales at Panama driven by the commencement of operations at the Colon combined cycle facility in September 2018	40
Higher contract sales at Panama mainly driven by contract renewals at higher prices	38
Lower energy costs and business interruption insurance recovered due to the lightning incident at the Andres facility in 2018	37
Other	2
Total MCAC SBU Operating Margin Decrease	$(18)
Adjusted Operating Margin decreased $19 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $83 million, mainly driven by the decrease in Adjusted Operating Margin described above and insurance recoveries associated with property damage at Andres and Changuinola.
EURASIA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating Margin	$32	$34	$(2)	-6%	$136	$175	$(39)	-22%
Adjusted Operating Margin (1)	26	31	(5)	-16%	110	152	(42)	-28%
Adjusted PTC (1)	19	37	(18)	-49%	114	175	(61)	-35%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2018 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended September 30, 2019 decreased $2 million, or 6%, and Adjusted Operating Margin decreased $5 million, with no material drivers.
Adjusted PTC decreased $18 million, driven by the decrease in Adjusted Operating Margin described above and a decrease in earnings at OPGC, our equity affiliate in India.
Operating Margin for the nine months ended September 30, 2019 decreased $39 million, or 22%, which was driven primarily by the following (in millions):

Impact of the sale of the Masinloc power plant in March 2018	$(24)
Lower generation due to outages and lower dispatch at Kilroot plant in the first half of 2019	(24)
Loss of margin due to the sale of Kilroot and Ballylumford, coupled with Ballylumford B station closure in 2018	(20)
Lower depreciation at the Jordan plants due to their classification as held-for-sale	14
Other	15
Total Eurasia SBU Operating Margin Decrease	$(39)
Adjusted Operating Margin decreased $42 million due to the drivers above.
Adjusted PTC decreased $61 million, driven primarily by the decrease in Adjusted Operating Margin described above, as well as a decrease in earnings at OPGC and the sale of Elsta, our equity affiliate in the Netherlands.
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
AES Puerto Rico and AES Ilumina’s non-recourse debt of $295 million and $33 million, respectively, continue to be in default and are classified as current as of September 30, 2019 as a result of PREPA´s bankruptcy filing in July 2017. The Company is in compliance with its debt payment obligations as of September 30, 2019.
The Company's receivable balances in Puerto Rico as of September 30, 2019 totaled $72 million, of which $21 million was overdue. Despite the Title III protection, PREPA has been making substantially all of its payments to the generators in line with historical payment patterns.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $543 million is recoverable as of September 30, 2019.
Argentina — On October 27, 2019, Argentina held presidential elections in which candidate Alberto Fernández was elected president. During his political campaign, Fernández made public statements including guidelines which, if enacted, could result in a new tariff structure for the electricity sector.
Following the primary-election on August 19, 2019, in which the opposition candidate received the highest number of votes, the Argentine peso devalued significantly and the government of Argentina imposed capital controls and announced a restructuring of Argentina’s debt payments. Restrictions on the flow of capital have limited the availability of international credit and economic conditions in Argentina have further deteriorated, triggering additional devaluation of the Argentine peso and a deterioration of the country’s risk profile.
The entering administration has started evaluating solutions to the Argentine economic crisis. Although the situation remains unresolved, it has not had a material impact on our current exposures to date, and payments on the long-term receivables for the FONINVEMEM Agreements are current. For further information, see Note 6—Financing Receivables in Item 8—Financial Statements and Supplementary Data of the 2018 Form 10-K.
Chile — In October 2019, Chile saw significant protests associated with economic conditions resulting in the declaration of a state of emergency in several major cities. Current initiatives to address the concerns of the protesters are under discussion in Congress and could result in regulatory changes that may affect our results of operations in Chile.
Decarbonization Initiatives
Several initiatives have been announced by regulators and offtakers in recent years, with the intention of reducing GHG emissions generated by the energy industry. Our strategy of shifting towards clean energy platforms, including renewable energy, energy storage, LNG and modernized grids is designed to position us for continued growth while reducing our carbon intensity. The shift to renewables has caused certain customers to migrate to other low-carbon energy solutions and this trend may continue. Certain of our contracts contain clauses designed to compensate for early contract terminations, but we cannot guarantee full recovery. Although the Company cannot currently estimate the financial impact of these decarbonization initiatives, new legislative or regulatory programs further restricting carbon emissions could require material capital expenditures or result in other material adverse effects on our financial results. For further discussion of our strategy of shifting towards clean energy platforms see Overview of Strategic Performance.
Chilean Decarbonization Plan — The Chilean government has announced an initiative to phase out coal power plants by 2040 and achieve carbon neutrality by 2050. On June 4, 2019, AES Gener signed an agreement with the Chilean government to cease the operation of two coal units for a total of 322 MW as part of the phasing out. Under the agreement, Ventanas 1 (114 MW) will cease operation in November 2022 and Ventanas 2 (208 MW) in May 2024. These units will remain connected to the grid as “strategic operating reserve” for up to five years after ceasing operations, will receive a reduced capacity payment and will be dispatched, if necessary, to ensure the electric system’s reliability. Considering the information available as of the filing date, management believes the carrying amount of our coal-fired long-lived assets in Chile of $2.8 billion is recoverable as of September 30, 2019.

Puerto Rico Energy Public Policy Act — On April 11, 2019, the Governor of Puerto Rico signed the Puerto Rico Energy Public Policy Act (“the Act”) establishing guidelines for grid efficiency and eliminating coal as a source for electricity generation by January 1, 2028. The Act supports the accelerated deployment of renewables through the Renewable Portfolio Standard and the conversion of coal generating facilities to other fuel sources, with compliance targets of 40% by 2025, 60% by 2040, and 100% by 2050. AES Puerto Rico’s long-term PPA with PREPA expires November 30, 2027. PREPA and AES Puerto Rico have begun discussing conversion options for the coal plant. Various potential technologies have been identified that could comply with the Act, while also ensuring a low cost for customers. Any conversion plan would be subject to lenders and regulatory approval, including that of the Oversight Board that filed for bankruptcy on behalf of PREPA. We considered the Act an indicator of impairment for the long-lived assets at AES Puerto Rico in the second quarter; however, the carrying value of the asset group was recoverable. See Impairments for further information.
For further information about the risks associated with decarbonization initiatives, see Item 1A.—Risk Factors—Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2018 Form 10-K.
Regulatory
DMR — On October 20, 2017, the PUCO approved DP&L’s 2017 ESP. On January 7, 2019, the Ohio Consumers' Counsel appealed to the Supreme Court of Ohio the 2017 ESP with respect to the bypassability of the Reconciliation Rider and the exclusion of the DMR from the SEET. That proceeding has been stayed pending an appeal in a related case involving another utility.
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
On July 24, 2019, IPL filed a petition with the IURC seeking approval of a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. An IURC order is expected in the first quarter of 2020.
Regulatory Impact of the TCJA — In September 2019, the PUCO approved a stipulation which proposed that DP&L refund eligible excess accumulated deferred income taxes associated with the TCJA and any related regulatory liability over a ten year period, for a total return to customers of $83 million, including taxes associated with the refunds.
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.

Andres
As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2018 Form 10-K, on September 3, 2018, lightning affected the Andres 319 MW combined cycle natural gas facility in the Dominican Republic (“the Plant”) resulting in significant damage to its steam turbine and generator. To mitigate the impact of the reduced capacity in the local energy market, the Company installed 120 MW of rental power (gas turbines) while the Plant was out of service for repair. During September 2019, the repairs were completed and the Plant began operating in combined cycle. The Company has recovered business interruption and property damage insurance, subject to pre-defined deductibles, under its existing programs.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information, and Other Income and Expense included in Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further information.
Changuinola Tunnel Leak
As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2018 Form 10-K, the Company confirmed loss of water in specific tunnel sections of the Changuinola power plant, a 223 MW hydroelectric power facility in Panama in early 2019. As a result, about one third of the tunnel, 1.6 kilometers, requires upgraded lining to ensure long-term performance of the facility. The affected units have been taken out of service, and the upgrade to the lining is expected to be completed in early 2020. As of September 30, 2019, the Company has written off $12 million corresponding to the lining that is being upgraded and capitalized $49 million of costs associated with the new lining. The Company has recovered property damage insurance, subject to pre-defined deductibles and subrogation rights, for a portion of the upgrade under its existing programs. The Company has also asserted claims against its construction contractor; however, there can be no assurance of collection and the Company continues to monitor the situation.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Changuinola of $553 million is recoverable as of September 30, 2019. See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information, and Other Income and Expense included in Item 2.— Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further information.
Impairments
Long-lived Assets — During the nine months ended September 30, 2019, the Company recognized asset impairment expense of $116 million. See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this asset impairment expense, the carrying value of the assets, including long-lived assets, and those assets that were assessed and not impaired, totaled $500 million at September 30, 2019.
Goodwill — The Company is in the preliminary stages of performing its annual goodwill impairment test. In 2018 the goodwill at Gener was considered “at risk” due to sustained downward pressure on long-term power prices in Chile. A reporting unit is considered “at risk” for the coming year when its fair value at the October 1st measurement date is not higher than its carrying amount by 10%. Sustained downward pressure on long-term power prices in Chile could also potentially be an indicator of other than temporary impairment of certain equity method investments in future periods. The Gener goodwill balance was $868 million as of September 30, 2019. Impairments would negatively impact our consolidated results of operations and net worth. See Item 1A.—Risk Factors of the 2018 Form 10-K for further information.
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
Waste Management  — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act ("WIN Act") was signed into law. This includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The EPA has indicated that it will implement a phased approach to amending the CCR Rule. On August 14, 2019, the EPA published proposed amendments to the CCR rule relating to the CCR rule’s criteria for determining beneficial use and the regulation of CCR piles, among other revisions. On November 4, 2019, EPA signed additional amendments to the CCR Rule titled “A Holistic Approach To Closure Part A: Deadline To Initiate Closure.” The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations.
Water Discharges — On November 3, 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by power plants. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash and more stringent effluent limitations for flue gas de-sulfurization wastewater. The required compliance time lines for existing sources was to be established between November 1, 2018 and December 31, 2023. On September 18, 2017, the EPA published a final rule delaying certain compliance dates of the ELG rule for two years while it administratively reconsiders the rule. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of EPA’s 2015 ELG Rule related to legacy wastewaters and combustion residual leachate. On November 4, 2019, the EPA signed proposed revisions to the 2015 ELG rule. It is too early to determine whether this proposal or future revisions to the ELG rule will have a material impact on our business or results of operations.
Capital Resources and Liquidity
Overview — As of September 30, 2019, the Company had unrestricted cash and cash equivalents of $1.1 billion, of which $28 million was held at the Parent Company and qualified holding companies. The Company also had $334 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $696 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $16.2 billion and $3.6 billion, respectively. Of the approximately $1.9 billion of our current non-recourse debt, $1.6 billion was presented as such because it is due in the next twelve months and $328 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
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

Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to drawings of $345 million under its senior secured credit facility. On a consolidated basis, of the Company’s $20.1 billion of total gross debt outstanding as of September 30, 2019, approximately $3.7 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $1 billion of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At September 30, 2019, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $645 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At September 30, 2019, we had $382 million in letters of credit outstanding provided under our unsecured credit facility and $32 million in letters of credit outstanding provided under our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended September 30, 2019, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables — As of September 30, 2019, the Company had approximately $73 million of accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2020, or one year from the latest balance sheet date. The majority of Argentine receivables have been converted into long-term financing for the construction of power plants. See Note

6—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—South America SBU—Argentina—Regulatory Framework included in our 2018 Form 10-K for further information.
As of September 30, 2019, the Company had approximately $1.4 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25 year term of the plant’s PPA. See Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses

The primary sources of cash for the Company in the nine months ended September 30, 2019 were debt financings, cash flow from operating activities, and sales of short-term investments. The primary uses of cash in the nine months ended September 30, 2019 were repayments of debt, capital expenditures, and purchases of short-term investments.
The primary sources of cash for the Company in the nine months ended September 30, 2018 were debt financings, proceeds from sale of business interests, and cash flow from operating activities. The primary uses of cash in the nine months ended September 30, 2018 were repayments of debt, capital expenditures, and purchases of short-term investments.
A summary of cash-based activities are as follows (in millions):

	Nine Months Ended September 30,
Cash Sources:	2019	2018
Issuance of non-recourse debt	$3,580	$1,509
Net cash provided by operating activities	1,775	1,681
Borrowings under the revolving credit facilities	1,469	1,434
Sale of short-term investments	524	1,010
Proceeds from the sale of business interests, net of cash and restricted cash sold	226	1,796
Issuance of recourse debt	—	1,000
Other	68	155
Total Cash Sources	$7,642	$8,585

Cash Uses:
Repayments of non-recourse debt	$(2,978)	$(1,139)
Capital expenditures	(1,628)	(1,592)
Repayments under the revolving credit facilities	(1,041)	(1,595)
Purchase of short-term investments	(572)	(1,215)
Repayments of recourse debt	(449)	(1,781)
Dividends paid on AES common stock	(272)	(258)
Contributions and loans to equity affiliates	(258)	(101)
Distributions to noncontrolling interests	(255)	(199)
Payments for financed capital expenditures	(126)	(186)
Other	(225)	(185)
Total Cash Uses	$(7,804)	$(8,251)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	$(162)	$334
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative nine month period (in millions):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2019	2018	$ Change
Operating activities	$1,775	$1,681	$94
Investing activities	(1,711)	(190)	(1,521)
Financing activities	(133)	(1,163)	1,030

Operating Activities

Net cash provided by operating activities increased $94 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

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

•
Adjusted net income increased $43 million primarily due to the current year gains on insurance proceeds associated with the lightning incident at the Andres facility in 2018 and the Changuinola tunnel leak, and higher margins at our US and Utilities SBU. These impacts were partially offset by lower margins at our South America and MCAC SBUs.

•
Working capital requirements decreased $51 million, primarily due to higher collections of overdue receivables from distribution companies in the Dominican Republic, higher collections from energy sales on the spot market at Tietê, and lower supplier payments and coal purchases at Gener. These impacts were partially offset by higher insurance receivables at Andres and a decrease in income tax liabilities at Argentina as a result of lower operating margin and income tax rates.

Investing Activities
Net cash used in investing activities increased $1.5 billion for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.
Investing Cash Flows
(in millions)

•
Proceeds from dispositions decreased $1.6 billion, primarily due to the sales of Masinloc, Eletropaulo, Electrica Santiago and the DPL Peaker assets in 2018; partially offset by the sale of the Kilroot and Ballylumford plants in the United Kingdom and the sale of a portion of our interest in a portfolio of sPower’s operating assets in 2019.

•	Contributions and loans to equity affiliates increased $157 million, primarily due to project funding requirements at sPower.

•
Cash used for short-term investing activities decreased $157 million, primarily due to the prior year purchases of non-convertible debentures at Tietê to provide project financing for the construction of the Guaimbê Solar Complex.

•	Capital expenditures increased $36 million, discussed further below.
Capital Expenditures
(in millions)

•
Growth expenditures decreased $48 million, primarily due to a decrease in payments for the Southland repowering projects; partially offset by higher investments in solar projects at Distributed Energy.

•	Maintenance expenditures increased $98 million, primarily at Andres as a result of the steam turbine lightning damage and at Changuinola due to the upgrade of the tunnel lining.

•	Environmental expenditures decreased $14 million, primarily due to the completion of the ash pond and NPDES projects at IPALCO in the prior year.

Financing Activities

Net cash used in financing activities decreased $1,030 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.
Financing Cash Flows
(in millions)
See Note 8—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt transactions.

•	The $332 million impact from recourse debt activity is primarily due to higher net repayments of Parent Company debt in the prior year.

•	The $537 million impact from parent revolver transactions is primarily due to higher net borrowings in 2019 for general corporate cash management activities.

•	The $232 million impact from non-recourse debt transactions is primarily due to net issuances at Gener, Alto Maipo and DPL, which were partially offset by net repayments at Tietê.

•	The $53 million impact from non-recourse revolver transactions is primarily due to higher net borrowings at DPL, Andres and IPALCO, which were partially offset by net repayments at Gener.
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

	September 30, 2019	December 31, 2018
Consolidated cash and cash equivalents	$1,145	$1,166
Less: Cash and cash equivalents at subsidiaries	(1,117)	(1,142)
Parent Company and qualified holding companies’ cash and cash equivalents	28	24
Commitments under Parent Company credit facility	1,100	1,100
Less: Letters of credit under the credit facility	(32)	(78)
Less: Borrowings under the credit facility	(345)	—
Borrowings available under Parent Company credit facility	723	1,022
Total Parent Company Liquidity	$751	$1,046
The Company utilizes its Parent Company credit facility for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year. We expect that the Parent Company credit facilities’ borrowings will be repaid by the end of year.
The Parent Company paid dividends of $0.1365 per share to its common stockholders during the first, second and third quarters of 2019 for dividends declared in December 2018, and February and July 2019, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $3.6 billion and $3.7 billion as of September 30, 2019 and December 31, 2018, respectively. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 10—Debt in Item 8.—Financial Statements and Supplementary Data of our 2018 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of September 30, 2019, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $1.9 billion. The portion of current debt related to such defaults was $328 million at September 30, 2019, all of which was non-recourse debt related to two subsidiaries — AES Puerto Rico and AES Ilumina. An additional $13 million of debt in default exists at the subsidiary AES Jordan Solar which was classified as a current held-for-sale liability at September 30, 2019. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of September 30, 2019, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of September 30, 2019, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
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
The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2018 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2019.
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
The disclosures presented in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations, Wholesale power prices are declining in many markets and this could have a material adverse effect on our operations and opportunities for future growth, We may not be adequately hedged against our exposure to changes in commodity prices or interest rates, and Certain of our businesses are sensitive to variations in weather and hydrology of the 2018 Form 10-K.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2019, we project pre-tax earnings exposure on a 10% move in commodity prices would be less than $5 million for U.S. power, less than $5 million for natural gas, less than $5 million for oil, and less than $(5) million for coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower power, lower oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distribution and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis which could result in greater volatility in earnings. The largest foreign exchange risks over the remaining period of 2019 stem from the following currencies: Brazilian real, Colombian peso, Euro, and Indian rupee. As of September 30, 2019, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Brazilian real, Colombian peso, Euro, and Indian rupee each are projected to be impacted by less than $5 million. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2019 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of September 30, 2019, the portfolio’s pre-tax earnings exposure for 2019 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $5 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2019, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of September 30, 2019.
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
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the state of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to mitigate the contaminated area located on the grounds of the pole factory and an indemnity payment of approximately R$6 million ($1 million). In October 2011, the State Attorney filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined that only CEEE was required to perform the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The case is now awaiting judgment. The removal costs are estimated to be approximately R$29 million ($7 million), and there could be additional remediation costs which cannot be estimated at this time. In June 2016, the Company sold AES Sul to CPFL Energia S.A. and as part of the sale, AES Guaiba, a holding company of AES Sul, retained the potential liability relating to this matter. The Company believes that there are meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2015, DPL received NOVs from the EPA alleging violations of opacity at Stuart and Killen Stations, and in October 2015, IPL received a similar NOV alleging violations at Petersburg Station. In February 2017, the EPA issued a second NOV for DPL Stuart Station, alleging violations of opacity in 2016. Moreover, in February 2016, IPL received an NOV from the EPA alleging violations of NSR and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Station. It is too early to determine whether the NOVs could have a material impact on our business, financial condition or results of our operations. IPL would seek recovery of any operating or capital expenditures, but not fines or penalties, related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that IPL would be successful in this regard.
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
In January 2017, the Superintendencia del Medio Ambiente (“SMA”) issued a Formulation of Charges asserting that Alto Maipo is in violation of certain conditions of the Environmental Approval Resolution (“RCA”) governing the construction of Alto Maipo’s hydropower project, for, among other things, operating vehicles at unauthorized times and failing to mitigate the impact of water infiltration during tunnel construction (“Infiltration Water”). In February 2017, Alto Maipo submitted a compliance plan (“Compliance Plan”) to the SMA which, if approved by the agency, would resolve the matter without materially impacting construction of the project. In April 2018, the SMA approved the Compliance Plan (“April 2018 Approval”). Among other things, the Compliance Plan as approved by the SMA requires Alto Maipo to obtain from the Environmental Evaluation Service (“SEA”) a definitive interpretation of the RCA’s provisions concerning the authorized times to operate certain vehicles. In addition, Alto Maipo must obtain the SEA’s final approval concerning the control, discharge, and treatment of Infiltration Water. Alto Maipo continues to seek the relevant final approvals from the SEA. In May 2018, three lawsuits were filed with the Environmental Court of Santiago (“ECS”) challenging the April 2018 Approval. Alto Maipo does not believe that there are grounds to challenge the April 2018 Approval. The ECS has not decided the lawsuits to date. In July 2019, a separate lawsuit was filed in the Court of Appeals of Santiago (“CAS”) seeking emergency relief to invalidate the April 2018 Approval. Alto Maipo believes there is no merit to the lawsuit, which remains pending. Furthermore, in September 2019, a petition was filed in the CAS requesting an order stopping certain construction works immediately. The CAS rejected the petition. If Alto Maipo complies with the requirements of the Compliance Plan, and if the above-referenced lawsuits are dismissed, the Formulation of Charges will be discharged without penalty. Otherwise, Alto Maipo could be subject to penalties, and the construction of the project could be negatively impacted. Alto Maipo will pursue its interests vigorously in these matters; however, there can be no assurances that it will be successful in its efforts.
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Also, Alto Maipo drew $73 million under letters of credit (“LC Funds”) in connection with its termination of CNM. Alto Maipo is pursuing arbitration against CNM to recover excess completion costs and other damages totaling at least $236 million (net of the LC Funds) relating to CNM’s breaches (“First Arbitration”). CNM denies liability and seeks a declaration that its termination was wrongful, damages that it alleges result from that termination, and other relief. CNM alleges that it is entitled to damages ranging from $70 million to $170 million (which include the LC Funds) plus interest and costs, based on various scenarios. Alto Maipo has contested these submissions. The evidentiary hearing in the First Arbitration took place May 20-31, 2019. Post-hearing briefs were submitted in September 2019, and closing arguments may be scheduled in the future. One of the three arbitrators on the arbitral Tribunal has been replaced and the new Tribunal will consider how to take matters forward, including whether to repeat the May 2019 evidentiary hearing. Also, in August 2018, CNM purported to initiate a separate arbitration against AES Gener and the Company (“Second Arbitration”). In the Second Arbitration, CNM seeks to pierce Alto Maipo’s corporate veil and appears to seek an award holding AES Gener and the Company jointly and severally liable to pay any alleged net amounts that are found to be due to CNM in the First Arbitration or otherwise. The Second Arbitration has been consolidated into the First Arbitration. The arbitral Tribunal has bifurcated the Second Arbitration to determine in the first instance the jurisdictional objections raised by AES Gener and the Company to CNM’s piercing claims. The hearing on the jurisdictional objections was previously scheduled to take place in March 2020. However, the Second Arbitration has been temporarily suspended and, therefore, the jurisdictional hearing and other deadlines in the proceeding may be extended. Each of Alto Maipo, AES Gener, and the Company believes it has meritorious claims and/or defenses and will pursue its interests vigorously; however, there can be no assurances that each will be successful in its efforts.

In October 2017, the Maritime Prosecution Office from Valparaíso issued a ruling alleging responsibility by AES Gener for the presence of coal waste on Ventanas beach, and proposed a fine before the Maritime Governor, of approximately $380,000. AES Gener submitted its statement of defense, denying the allegations. An evidentiary stage was concluded and then re-opened by order of the Maritime Governor on February 5, 2019 to allow AES Gener a six-month period to present reports and other evidence to challenge the grounds of the ruling. In September 2019, this period was extended for an additional six months, in order to allow the execution of a field test in the bay of Ventanas. AES Gener believes that it has meritorious defenses to the allegations; however, there are no assurances that it will be successful in defending this action.
In February 2018, Tau Power B.V. and Altai Power LLP (collectively, “AES Claimants”) initiated arbitration against the Republic of Kazakhstan (“ROK”) for the ROK’s failure to pay approximately $75 million (“Return Transfer Payment”) for the return of two hydropower plants (“HPPs”) pursuant to a concession agreement. The ROK has responded by denying liability and asserting purported counterclaims concerning the annual payment provisions in the concession agreement, a bonus allegedly due for the 1997 takeover of the HPPs, and dividends paid by the HPPs. The ROK seeks to recover the Return Transfer Payment (which is in an escrow account maintained by a third party) and appears to be seeking over $500 million on its counterclaims. The AES Claimants believe that the ROK’s defenses and counterclaims are without merit and have contested the ROK’s submissions on these issues. An arbitrator was appointed to decide the case. The final evidentiary hearing took place July 22-26, 2019. The parties are awaiting the arbitrator’s decision. The AES Claimants will pursue their case and assert their defenses vigorously; however, there can be no assurances that they will be successful in their efforts.
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
In March 2019, the Puerto Rico Department of Natural and Environmental Resources (“DNER”) issued an Administrative Order, which later amended (collectively, the “DNER Order”), alleging that AES Puerto Rico, LP (“AES Puerto Rico”) failed to comply with certain DNER requests for documents and information, that AES Puerto Rico has contaminated groundwater in excess of certain state water quality standards, and requesting AES Puerto Rico to submit a corrective/remedial action plan for DNER’s review and approval, among others. The DNER Order also proposes an administrative fine of $160,000. In April 2019, AES Puerto Rico timely filed its response to the DNER Order contesting the alleged violations and the proposed fine and also moved to dismiss the case. The Hearing Examiner assigned to the case denied AES Puerto Rico’s request for dismissal. The case is currently in discovery, and is awaiting the scheduling of the administrative hearing. AES Puerto Rico believes that it has meritorious defenses, but there are no assurances that it will be successful in defending this action.
On October 1, 2019, the Superintendency of the Environment (the "SMA") notified AES Gener of certain alleged breaches associated with the environmental permit of the Ventanas Complex, initiating a sanctioning process through Exempt Resolution N° 1 / ROL D-129-2019.  The alleged charges include exceeding generation limits, failing to reduce emissions during episodes of poor air quality, exceeding limits on discharges to the sea, and exceeding noise limits. As the charges are currently classified, the maximum fine is approximately $6.5 million. On October 14, 2019, the SMA notified AES Gener of other alleged breaches at the Guacolda Complex under Exempt Resolution N° 1 / ROL D-146-2019. These allegations include failure to comply with all measures to mitigate atmospheric emissions, failure to comply with mitigation measures to avoid solid fuel discharges to the sea, failure to perform temperature monitoring in intake and water discharge at Unit 3, and a one-day exceedance of the seawater discharge limits. As the Guacolda charges are currently classified, the maximum fine is approximately $4 million. For each complex, additional fines are possible if the SMA determines that non-compliance resulted in an economic benefit. Under applicable regulations, for each complex, AES Gener may submit a proposed "Compliance Program" to the SMA, and if approved by the SMA and satisfactorily fulfilled by the company, the process would be filed without sanctions and not generate further actions;  however, there are no assurances that the SMA would approve any Compliance Program submitted by the company.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A.—Risk Factors of our 2018 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of September 30, 2019, $264 million remained available for repurchase under the Program. No repurchases were made by the AES Corporation of its common stock during the third quarter of 2019.
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
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	November 5, 2019	By:	/s/ GUSTAVO PIMENTA
			Name:	Gustavo Pimenta
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SARAH R. BLAKE
			Name:	Sarah R. Blake
			Title:	Vice President and Controller (Principal Accounting Officer)