Form 10-Q
period 2020-03-31
AES CORP
filed 2020-05-07
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on April 30, 2020 was 664,907,475.

The AES Corporation
Form 10-Q for the Quarterly Period ended March 31, 2020

1 | The AES Corporation | March 31, 2020 Form 10-Q

Glossary of Terms
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FONINVEMEM	Fund for the Investment Needed to Increase the Supply of Electricity in the Wholesale Market in Argentina
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
HLBV	Hypothetical Liquidation Book Value
HPP	Hydropower Plant
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MRO	Market Rate Option, a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MW	Megawatts
MWh	Megawatt Hours
NCI	Noncontrolling Interest
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
OPGC	Odisha Power Generation Corporation, Ltd.
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SSO	Standard Service Offer
TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

2 | The AES Corporation | March 31, 2020 Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	December 31, 2019

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,544	$1,029
Restricted cash	426	336
Short-term investments	328	400
Accounts receivable, net of allowance for doubtful accounts of $20 and $20, respectively	1,446	1,479
Inventory	461	487
Prepaid expenses	106	80
Other current assets, net of allowance of $2 and $0, respectively	843	802
Current held-for-sale assets	597	618
Total current assets	5,751	5,231
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	418	447
Electric generation, distribution assets and other	26,972	25,383
Accumulated depreciation	(8,597)	(8,505)
Construction in progress	3,777	5,249
Property, plant and equipment, net	22,570	22,574
Other Assets:
Investments in and advances to affiliates	938	966
Debt service reserves and other deposits	240	207
Goodwill	1,059	1,059
Other intangible assets, net of accumulated amortization of $310 and $307, respectively	459	469
Deferred income taxes	197	156
Loan receivable, net of allowance of $32 and $0, respectively	1,300	1,351
Other noncurrent assets, net of allowance of $29 and $0, respectively	1,628	1,635
Total other assets	5,821	5,843
TOTAL ASSETS	$34,142	$33,648
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,069	$1,311
Accrued interest	247	201
Accrued non-income taxes	287	253
Accrued and other liabilities	1,168	1,016
Recourse debt	498	5
Non-recourse debt, including $331 and $337, respectively, related to variable interest entities	1,725	1,868
Current held-for-sale liabilities	438	442
Total current liabilities	5,432	5,096
NONCURRENT LIABILITIES
Recourse debt	3,507	3,391
Non-recourse debt, including $4,074 and $3,872, respectively, related to variable interest entities	15,360	14,914
Deferred income taxes	1,105	1,213
Other noncurrent liabilities	3,148	2,917
Total noncurrent liabilities	23,120	22,435
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	873	888
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 817,964,353 issued and 664,907,475 outstanding at March 31, 2020 and 817,843,916 issued and 663,952,656 outstanding at December 31, 2019)	8	8
Additional paid-in capital	7,664	7,776
Accumulated deficit	(583)	(692)
Accumulated other comprehensive loss	(2,692)	(2,229)
Treasury stock, at cost (153,056,878 and 153,891,260 shares at March 31, 2020 and December 31, 2019, respectively)	(1,858)	(1,867)
Total AES Corporation stockholders’ equity	2,539	2,996
NONCONTROLLING INTERESTS	2,178	2,233
Total equity	4,717	5,229
TOTAL LIABILITIES AND EQUITY	$34,142	$33,648
See Notes to Condensed Consolidated Financial Statements.

3 | The AES Corporation

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in millions, except share and per share amounts)
Revenue:
Regulated	$712	$785
Non-Regulated	1,626	1,865
Total revenue	2,338	2,650
Cost of Sales:
Regulated	(592)	(635)
Non-Regulated	(1,239)	(1,429)
Total cost of sales	(1,831)	(2,064)
Operating margin	507	586
General and administrative expenses	(38)	(46)
Interest expense	(233)	(265)
Interest income	70	79
Loss on extinguishment of debt	(1)	(10)
Other expense	(4)	(12)
Other income	45	30
Loss on disposal and sale of business interests	—	(4)
Asset impairment expense	(6)	—
Foreign currency transaction gains (losses)	24	(4)
Other non-operating expense	(44)	—
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	320	354
Income tax expense	(89)	(115)
Net equity in losses of affiliates	(2)	(6)
NET INCOME	229	233
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(85)	(79)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$144	$154
BASIC EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.22	$0.23
DILUTED EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.22	$0.23
DILUTED SHARES OUTSTANDING	668	667
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in millions)
NET INCOME	$229	$233
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	(152)	(1)
Total foreign currency translation adjustments	(152)	(1)
Derivative activity:
Change in derivative fair value, net of income tax benefit of $133 and $18, respectively	(448)	(68)
Reclassification to earnings, net of income tax expense of $8 and $2, respectively	32	10
Total change in fair value of derivatives	(416)	(58)
Pension activity:
Reclassification to earnings, net of $0 income tax for all periods	—	1
Total pension adjustments	—	1
OTHER COMPREHENSIVE LOSS	(568)	(58)
COMPREHENSIVE INCOME (LOSS)	(339)	175
Less: Comprehensive (income) loss attributable to noncontrolling interests and redeemable stock of subsidiaries	21	(53)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(318)	$122
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation

Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2020	817.8	$8	153.9	$(1,867)	$7,776	$(692)	$(2,229)	$2,233
Net income	—	—	—	—	—	144	—	82
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	(96)	(56)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(366)	(25)
Total other comprehensive loss	—	—	—	—	—	—	(462)	(81)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	(35)	—	(16)
Fair value adjustment (2)	—	—	—	—	(7)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33)
Dividends declared on common stock ($0.1433/share)	—	—	—	—	(95)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.1	—	(0.8)	9	(11)	—	—	—
Sales to noncontrolling interests	—	—	—	—	(1)	—	—	1
Acquisition from noncontrolling interests	—	—	—	—	2	—	(1)	(8)
Balance at March 31, 2020	817.9	$8	153.1	$(1,858)	$7,664	$(583)	$(2,692)	$2,178

(1)
Includes $39 million adjustment due to ASC 326 adoption, partially offset by $4 million adjustment due to ASC 842 adoption at sPower. See Note 1—Financial Statement Presentation—New Accounting Pronouncements Adopted in 2020 for further information.

(2)	Adjustment to record the redeemable stock of Colon at fair value.

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2019	817.2	$8	154.9	$(1,878)	$8,154	$(1,005)	$(2,071)	$2,396
Net income	—	—	—	—	—	154	—	81
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	4	(5)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(37)	(18)
Total pension adjustments, net of income tax	—	—	—	—	—	—	1	—
Total other comprehensive loss	—	—	—	—	—	—	(32)	(23)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	12	(4)	—
Fair value adjustment (2)	—	—	—	—	(6)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)
Dividends declared on common stock ($0.1365/share)	—	—	—	—	(91)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.4	—	(1)	11	(17)	—	—	—
Sales to noncontrolling interests	—	—	—	—	(1)	—	—	1
Balance at March 31, 2019	817.6	$8	153.9	$(1,867)	$8,039	$(839)	$(2,107)	$2,415

(1)	See Note 1—Financial Statement Presentation—New Accounting Pronouncements in Item 8.—Financial Statements and Supplementary Data of our 2019 Form 10-K for further information.

(2)	Adjustment to record the redeemable stock of Colon at fair value.

6 | The AES Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in millions)
OPERATING ACTIVITIES:
Net income	$229	$233
Adjustments to net income:
Depreciation and amortization	268	246
Loss on disposal and sale of business interests	—	4
Impairment expense	50	—
Deferred income taxes	2	62
Loss on extinguishment of debt	1	10
Loss (gain) on sale and disposal of assets	(42)	7
Other	8	99
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(40)	9
(Increase) decrease in inventory	23	(18)
(Increase) decrease in prepaid expenses and other current assets	(23)	47
(Increase) decrease in other assets	(79)	2
Increase (decrease) in accounts payable and other current liabilities	(99)	25
Increase (decrease) in income tax payables, net and other tax payables	36	(35)
Increase (decrease) in other liabilities	39	(1)
Net cash provided by operating activities	373	690
INVESTING ACTIVITIES:
Capital expenditures	(576)	(504)
Acquisitions of business interests, net of cash and restricted cash acquired	(10)	—
Proceeds from the sale of assets	15	—
Sale of short-term investments	254	150
Purchase of short-term investments	(277)	(220)
Contributions and loans to equity affiliates	(115)	(90)
Other investing	(26)	1
Net cash used in investing activities	(735)	(663)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	1,194	504
Repayments under the revolving credit facilities	(315)	(274)
Repayments of recourse debt	(18)	(1)
Issuance of non-recourse debt	406	866
Repayments of non-recourse debt	(92)	(428)
Payments for financing fees	(5)	(4)
Distributions to noncontrolling interests	(22)	(50)
Contributions from noncontrolling interests and redeemable security holders	—	10
Dividends paid on AES common stock	(95)	(90)
Payments for financed capital expenditures	(10)	(96)
Other financing	(13)	(35)
Net cash provided by financing activities	1,030	402
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(32)	(4)
(Increase) decrease in cash, cash equivalents and restricted cash of held-for-sale businesses	2	(53)
Total increase in cash, cash equivalents and restricted cash	638	372
Cash, cash equivalents and restricted cash, beginning	1,572	2,003
Cash, cash equivalents and restricted cash, ending	$2,210	$2,375
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$163	$169
Cash payments for income taxes, net of refunds	52	65
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not yet paid	95	91

See Notes to Condensed Consolidated Financial Statements.

7 | Notes to Condensed Consolidated Financial Statements | March 31, 2020 and 2019

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
1. FINANCIAL STATEMENT PRESENTATION
Consolidation — In this Quarterly Report, the terms “AES,” “the Company,” “us” or “we” refer to the consolidated entity, including its subsidiaries and affiliates. The terms “The AES Corporation” or “the Parent Company” refer only to the publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates. Furthermore, VIEs in which the Company has a variable interest have been consolidated where the Company is the primary beneficiary. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of expected results for the year ending December 31, 2020. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2019 audited consolidated financial statements and notes thereto, which are included in the 2019 Form 10-K filed with the SEC on February 27, 2020 (the “2019 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$1,544	$1,029
Restricted cash	426	336
Debt service reserves and other deposits	240	207
Cash, Cash Equivalents, and Restricted Cash	$2,210	$1,572

New Accounting Pronouncements Adopted in 2020 — The following table provides a brief description of recent accounting pronouncements that had an impact on the Company’s consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2016-02, 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, Leases (Topic 842)
ASC 842 was adopted by sPower on January 1, 2020. sPower was not required to adopt ASC 842 using the public adoption date, as sPower is an equity method investee that meets the definition of a public business entity only by virtue of the inclusion of its summarized financial information in the Company’s SEC filings.
		January 1, 2020	The adoption of this standard resulted in a $4 million decrease to accumulated deficit attributable to the AES Corporation stockholders’ equity.
2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, 2020-03, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	See discussion of the ASU below.	January 1, 2020	See impact upon adoption of the standard below.

ASC 326 — Financial Instruments — Credit Losses
On January 1, 2020, the Company adopted ASC 326 Financial Instruments — Credit Losses and its subsequent corresponding updates (“ASC 326”). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new

8 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

forward-looking "expected loss" model that generally results in the earlier recognition of an allowance for credit losses. For available-for-sale debt securities with unrealized losses, entities measure credit losses as it was done under previous GAAP, except that unrealized losses due to credit-related factors are now recognized as an allowance on the balance sheet with a corresponding adjustment to earnings in the income statement.
The Company applied the modified retrospective method of adoption for ASC 326. Under this transition method, the Company applied the transition provisions starting at the date of adoption. The cumulative effect of the adoption of ASC 326 on our January 1, 2020 Condensed Consolidated Balance Sheet was as follows (in millions):

Condensed Consolidated Balance Sheet	Balance at December 31, 2019	Adjustments Due to ASC 326	Balance at January 1, 2020
Assets
Accounts receivable, net of allowance for doubtful accounts of $20	$1,479	$—	$1,479
Other current assets (1)	802	(2)	800
Deferred income taxes	156	9	165
Loan receivable, net of allowance of $32	1,351	(32)	1,319
Other noncurrent assets (2)	1,635	(30)	1,605
Liabilities and Equity
Accumulated deficit	$(692)	(39)	$(731)
Noncontrolling interests	2,233	(16)	2,217
_________________________

(1)	Other current assets include the short-term portion of the Mong Duong loan receivable.

(2)	Other noncurrent assets include Argentina financing receivables.
Mong Duong — The Mong Duong II power plant in Vietnam is the primary driver of changes in credit reserves under the new standard. This plant is operated under a build, operate, and transfer (“BOT”) contract and will be transferred to the Vietnamese government after the completion of a 25-year PPA. A loan receivable was recognized in 2018 upon the adoption of ASC 606 in order to account for the future expected payments for the construction performance obligation portion of the BOT contract. As the payments for the construction performance obligation occur over a 25-year term, a significant financing element was determined to exist which is accounted for under the effective interest rate method. Historically, the Company has not incurred any losses on this arrangement, of which no directly comparable assets exist in the market. In order to determine expected credit losses under ASC 326 arising from this $1.4 billion loan receivable as of January 1, 2020, the Company considered average historical default and recovery rates on similarly rated sovereign bonds, which formed an initial basis for developing a probability of default, net of expected recoveries, to be applied as a key credit quality indicator for this arrangement. A resulting estimated loss rate of 2.4% was applied to the weighted-average remaining life of the loan receivable, after adjustments for certain asset-specific characteristics, including the Company’s status as a large foreign direct investor in Vietnam, Mong Duong’s status as critical energy infrastructure in Vietnam, and cash flows from the operations of the plant, which are under the Company’s control until the end of the BOT contract. As a result of this analysis, the Company recognized an opening CECL reserve of $34 million as an adjustment to Accumulated deficit and Noncontrolling interests as of January 1, 2020.
Argentina — Exposure to CAMMESA, the administrator of the wholesale energy market in Argentina, is the driver of credit reserves in Argentina. As discussed in Note 7 of the Company’s 2019 Form 10-K, the Company has credit exposures through the FONINVEMEM Agreements, other agreements related to resolutions passed by the Argentine government in which AES Argentina will receive compensation for investments in new generation plants and technologies, as well as regular accounts receivable balances. The timing of collections depend on corresponding agreements and collectability of these receivables are assessed on an ongoing basis.
Collection of the principal and interest on these receivables is subject to various business risks and uncertainties, including, but not limited to, the continued operation of power plants which generate cash for payments of these receivables, regulatory changes that could impact the timing and amount of collections, and economic conditions in Argentina. The Company monitors these risks, including the credit ratings of the Argentine government, on a quarterly basis to assess the collectability of these receivables. Historically, the Company has not incurred any credit-related losses on these receivables. In order to determine expected credit losses under ASC 326, the Company considered historical default probabilities utilizing similarly rated sovereign bonds and historic recovery rates for Argentine government bond defaults. This information formed an initial basis for developing a probability of default, net of expected recoveries, to be applied as a key credit quality indicator across the underlying financing receivables. A resulting estimated weighted average loss rate of 41.2% was applied to the remaining balance of these receivables, after adjustments for certain asset-specific characteristics, including AES Argentina’s role in providing critical energy infrastructure to Argentina, our history of collections on these receivables, and the average term that the receivables are expected to be outstanding. As a result of this analysis, the Company recognized an opening CECL reserve of $29 million as an adjustment to Accumulated deficit as of January 1, 2020.

9 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

Other financial assets — Application of ASC 326 to the Company’s $1.5 billion of trade accounts receivable and $268 million of available-for-sale debt securities did not result in any material adjustments, primarily due to the short-term duration and high turnover of these financial assets. Additionally, a large portion of our trade accounts receivables and amounts reserved for doubtful accounts under legacy GAAP arise from arrangements accounted for as an operating lease under ASC 842, which are excluded from the scope of ASC 326.
As discussed in Note 7 of the Company’s 2019 Form 10-K, AES Gener recorded $33 million of noncurrent receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government in October 2019. It is expected that these noncurrent receivables will be collected prior to December 31, 2027. However, given the investment grade rating of Chile and the history of zero credit losses for regulated customers, management determined that no incremental CECL reserves were required to be recognized as of January 1, 2020.
The following table represents the rollforward of the allowance for credit losses from January 1, 2020 to March 31, 2020 (in millions):

Rollforward of CECL Reserves by Portfolio Segment	Reserve at January 1, 2020	Current Period Provision	Write-offs charged against allowance	Foreign Exchange	Reserve at March 31, 2020
Accounts Receivable (1)	4	2	(1)	—	5
Mong Duong Loan Receivable	34	—	—	—	34
Argentina Receivables	29	1	—	(2)	28
Other	1	—	—	—	1
Total CECL Reserves	$68	$3	$(1)	$(2)	$68
_____________________________

(1)
Excludes operating lease receivable allowances and contractual dispute allowances of $16 million and $15 million as of January 1, 2020 and March 31, 2020, respectively. Those reserves are not in scope under ASC 326.

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
2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform. This standard is effective for a limited period of time (March 12, 2020 - December 21, 2022).
		March 12, 2020 - December 31, 2022	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2019-12, Income Taxes (Topic 740): Simplifying the Accounting For Income Taxes
The standard removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.

Transition Method: various
		January 1, 2021. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	March 31, 2020	December 31, 2019
Fuel and other raw materials	$203	$230
Spare parts and supplies	258	257
Total	$461	$487

3. ASSET RETIREMENT OBLIGATIONS
The Company uses the cost approach to determine the initial value of ARO liabilities, which is estimated by discounting expected cash outflows to their present value using market-based rates at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information,

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

historical information or other management estimates. Subsequent downward revisions of ARO liabilities are discounted using the market-based rates that existed when the liability was initially recognized.
During the three months ended March 31, 2019, the Company decreased the asset retirement obligation at DPL by $23 million, resulting in a reduction to Cost of Sales on the Condensed Consolidated Statement of Operations as the related plants were no longer in service. This decrease was due to reductions in estimated closure costs associated with ash ponds and landfills.
4. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 5—Fair Value in Item 8.—Financial Statements and Supplementary Data of our 2019 Form 10-K.
Recurring Measurements — The following table presents, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated (in millions). For the Company’s investments in marketable debt securities, the security classes presented were determined based on the nature and risk of the security and are consistent with how the Company manages, monitors and measures its marketable securities:

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$268	$—	$268	$—	$326	$—	$326
EQUITY SECURITIES:
Mutual funds	19	49	—	68	22	61	—	83
DERIVATIVES:
Interest rate derivatives	—	1	—	1	—	31	—	31
Foreign currency derivatives	—	25	99	124	—	17	93	110
Commodity derivatives	—	59	1	60	—	28	2	30
Total derivatives — assets	—	85	100	185	—	76	95	171
TOTAL ASSETS	$19	$402	$100	$521	$22	$463	$95	$580
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$509	$269	$778	$—	$144	$184	$328
Cross-currency derivatives	—	30	29	59	—	10	11	21
Foreign currency derivatives	—	52	—	52	—	44	—	44
Commodity derivatives	—	46	1	47	—	29	2	31
Total derivatives — liabilities	—	637	299	936	—	227	197	424
TOTAL LIABILITIES	$—	$637	$299	$936	$—	$227	$197	$424

As of March 31, 2020, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three months ended March 31, 2019, and as of January 1, 2020, credit related impairments are recognized in earnings under ASC 326. See Note 1—Financial Statement Presentation for further information. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended March 31,
	2020	2019
Gross proceeds from sale of available-for-sale securities	$258	$148

The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

Three Months Ended March 31, 2020	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(184)	$(11)	$94	$(1)	$(102)
Total realized and unrealized gains (losses):
Included in earnings	2	—	12	1	15
Included in other comprehensive income — derivative activity	(53)	(18)	7	—	(64)
Settlements	1	—	(14)	—	(13)
Transfers of assets/(liabilities), net into Level 3	(35)	—	—	—	(35)
Balance at March 31	$(269)	$(29)	$99	$—	$(199)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$4	$1	$5

Three Months Ended March 31, 2019	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(140)	$—	$199	$4	$63
Total realized and unrealized gains (losses):
Included in earnings	—	—	(5)	—	(5)
Included in other comprehensive income — derivative activity	(36)	—	—	—	(36)
Included in regulatory (assets) liabilities	—	—	—	(2)	(2)
Settlements	2	—	—	—	2
Transfers of assets/(liabilities), net into Level 3	(9)	—	—	—	(9)
Transfers of (assets)/liabilities, net out of Level 3	1	—	—	—	1
Balance at March 31	$(182)	$—	$194	$2	$14
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$(2)	$—	$(5)	$2	$(5)

The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of March 31, 2020 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(269)	Subsidiaries’ credit spreads	1.8% - 6.3% (6.1%)
Cross-currency	(29)	Subsidiaries’ credit spreads	4.6%
Foreign currency:
Argentine peso	99	Argentine peso to U.S. dollar currency exchange rate after one year	97 - 667 (338)
Total	$(199)

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
Nonrecurring Measurements
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount. The following table summarizes our major categories of assets measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Three Months Ended March 31, 2020			Level 1	Level 2	Level 3
Equity method investments:
OPGC	03/31/2020	$195	$—	$—	$152	$43
_____________________________

(1)	Represents the carrying value at the date of measurement, before fair value adjustment and excluding $115 million of cumulative translation adjustment balance.

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

The following table summarizes the significant unobservable inputs used in the Level 3 measurement of equity method investments on a nonrecurring basis during the three months ended March 31, 2020 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Equity method investments:
OPGC	$152	Expected present value	Annual dividend growth	-25% to 40% (2%)
			Weighted-average cost of equity	12%

Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

		March 31, 2020
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$115	$178	$—	$—	$178
Liabilities:	Non-recourse debt	17,085	17,338	—	16,157	1,181
	Recourse debt	4,005	3,987	—	3,987	—

		December 31, 2019
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$98	$145	$—	$—	$145
Liabilities:	Non-recourse debt	16,712	16,579	—	15,804	775
	Recourse debt	3,396	3,529	—	3,529	—
_____________________________

(1)
These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and amounts impacted by the Stabilization Fund enacted by the Chilean government, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $11 million as of March 31, 2020 and December 31, 2019.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivative Instruments and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2019 Form 10-K.
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of March 31, 2020, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate (LIBOR and EURIBOR)	$6,217	2047
Cross-currency swaps (Chilean Unidad de Fomento and Chilean peso)	228	2029
Foreign Currency:
Argentine peso	27	2026
Chilean peso	165	2022
Colombian peso	131	2022
Mexican Peso	196	2020
Others, primarily with weighted average remaining maturities of a year or less	84	2022

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	79	2020
Power (in MWhs)	9	2024
Coal (in Tons or Metric Tons)	10	2027

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of the periods indicated (in millions):

Fair Value	March 31, 2020			December 31, 2019
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$1	$—	$1	$31	$—	$31
Foreign currency derivatives	37	87	124	31	79	110
Commodity derivatives	—	60	60	—	30	30
Total assets	$38	$147	$185	$62	$109	$171
Liabilities
Interest rate derivatives	$774	$4	$778	$323	$5	$328
Cross-currency derivatives	59	—	59	21	—	21
Foreign currency derivatives	34	18	52	22	22	44
Commodity derivatives	1	46	47	2	29	31
Total liabilities	$868	$68	$936	$368	$56	$424

	March 31, 2020		December 31, 2019
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$104	$378	$72	$126
Noncurrent	81	558	99	298
Total	$185	$936	$171	$424

Credit Risk-Related Contingent Features (1)	March 31, 2020
Present value of liabilities subject to collateralization	$22
Cash collateral held by third parties or in escrow	22

_____________________________

(1)	Based on the credit rating of certain subsidiaries
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended March 31,
	2020	2019
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(487)	$(94)
Equity in earnings	(43)	—
Cross-currency derivatives	(39)	5
Foreign currency derivatives	(12)	3
Total	$(581)	$(86)
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(15)	$(8)
Cross-currency derivatives	(17)	7
Foreign currency derivatives	(8)	(11)
Total	$(40)	$(12)
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$—	$(2)
Foreign currency derivatives	40	(5)
Commodity derivatives and other	6	2
Total	$46	$(5)

AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended March 31, 2021 by $116 million, primarily due to interest rate derivatives.

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

6. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions). As the Company applied the modified retrospective method of adoption for ASC 326 effective January 1, 2020, CECL reserves are included in the receivable balance as of March 31, 2020. See Note 1—Financial Statement Presentation for further information.

	March 31, 2020			December 31, 2019
	Gross Receivable	Allowance	Net Receivable	Receivable
Argentina	$61	$13	$48	$64
Chile	39	—	$39	33
U.S.	17	—	$17	—
Other	9	—	$9	12
Total	$126	$13	$113	$109

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
Chile — AES Gener has recorded noncurrent receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government in October 2019. Historically, the government updated the prices for these contracts every six months to reflect the indexation the contracts have to exchange rates and commodities prices. The Stabilization Fund does not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated into pricing in 2023. Consequently, costs incurred in excess of the July 1, 2019 price will be accumulated and borne by generators. It is expected that these noncurrent receivables will be collected prior to December 31, 2027.
United States — In March 2020, the Company completed the sale and leaseback of land held by AES Redondo Beach, a gas-fired generating facility in California. A portion of the sale proceeds were deferred over a future period. It is expected that the noncurrent receivables will be collected by December 2021. See Note 17—Held-for-Sale and Dispositions for further information about the sale.
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Three Months Ended March 31,
50%-or-less-Owned Affiliates	2020	2019
Revenue	$370	$214
Operating margin	55	11
Net loss	(11)	(21)

OPGC — In December 2019, an other-than-temporary impairment was identified at OPGC primarily due to the estimated market value of the Company's investment and other negative developments impacting future expected cash flows at the investee. A calculation of the fair value of the Company’s investment in OPGC was required to evaluate whether there was a loss in the carrying value of the investment. Based on management’s estimate of fair value of $212 million, the Company had recognized an other-than-temporary impairment of $92 million in December 2019. In March 2020, management’s updated estimate of fair value was $152 million and the Company then recognized an additional other-than-temporary impairment of $43 million in Other non-operating expense due to the current economic slowdown. The OPGC equity method investment is reported in the Eurasia SBU reportable segment.

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

8. DEBT
Recourse Debt
During the first quarter of 2020, the Company drew $840 million on revolving lines of credit at the Parent Company, of which approximately $250 million was used to enhance our liquidity position due to the uncertain economic conditions surrounding the COVID-19 pandemic and the remaining $590 million was used for other general corporate purposes. As of March 31, 2020, we had approximately $805 million of outstanding indebtedness on the Parent Company credit facility at a weighted average interest rate of 2.77%.
Non-Recourse Debt
During the three months ended March 31, 2020, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances
Southland (1)	Q1	$112
Gener	Q1	85

_____________________________

(1)	Issuances relate to the June 2017 long-term non-recourse debt financing to fund the Southland repowering construction projects.
Non-Recourse Debt in Default — The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of March 31, 2020. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$278	$150
AES Ilumina (Puerto Rico)	Covenant	32	64
AES Jordan Solar (1)	Covenant	5	2
Total		$315
_____________________________

(1)	Classified as current held-for-sale liability on the Condensed Consolidated Balance Sheets.
The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of March 31, 2020, the Company had no defaults which resulted in, or were at risk of triggering, a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The following table summarizes the Parent Company’s contingent contractual obligations as of March 31, 2020. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$906	43	$0 — 157
Letters of credit under the unsecured credit facility	343	14	$1 — 296
Letters of credit under the senior secured credit facility	14	23	$0 — 4
Asset sale related indemnities (1)	12	1	$12
Total	$1,275	81
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the three months ended March 31, 2020, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For each of the periods ended March 31, 2020 and December 31, 2019, the Company recognized liabilities of $4 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of March 31, 2020. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $13 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $43 million and $55 million as of March 31, 2020 and December 31, 2019, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2020. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $260 million and $689 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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
The following table presents lease revenue from operating leases in which the Company is the lessor for the three months ended March 31, 2020:

	Three Months Ended March 31,
Lease Income	2020	2019
Total Lease Revenue	$135	$153
Less: Variable Lease Payments	11	25
Total Non-Variable Lease Revenue	$124	$128

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of March 31, 2020. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of March 31, 2020 for the remainder of 2020 through 2024 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2020	$1	$381
2021	2	472
2022	2	456
2023	2	392
2024	2	393
Thereafter	39	1,420
Total	$48	$3,514
Less: Imputed interest	(26)
Present value of total lease receipts	$22

11. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	March 31, 2020	December 31, 2019
IPALCO common stock	$618	$618
Colon quotas (1)	195	210
IPL preferred stock	60	60
Total redeemable stock of subsidiaries	$873	$888

 _____________________________

(1)	Characteristics of quotas are similar to common stock.
Colon — Our partner in Colon made capital contributions of $10 million during the three months ended March 31, 2019. No contributions were made in 2020. Any subsequent adjustments to allocate earnings and dividends to our partner, or measure the investment at fair value, will be classified as temporary equity each reporting period as it is probable that the shares will become redeemable.
12. EQUITY
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the three months ended March 31, 2020 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,721)	$(470)	$(38)	$(2,229)
Other comprehensive loss before reclassifications	(96)	(392)	—	(488)
Amount reclassified to earnings	—	26	—	26
Other comprehensive loss	(96)	(366)	—	(462)
Reclassification from NCI due to Gener share repurchases	—	(1)	—	(1)
Balance at the end of the period	$(1,817)	$(837)	$(38)	$(2,692)

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2020	2019
Derivative gains (losses), net
	Non-regulated cost of sales	$(1)	$(9)
	Interest expense	(16)	(8)
	Foreign currency transaction gains (losses)	(23)	5
	Income from continuing operations before taxes and equity in earnings of affiliates	(40)	(12)
	Income tax expense	8	2
	Income from continuing operations	(32)	(10)
	Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	6	—
	Net income attributable to The AES Corporation	$(26)	$(10)
Amortization of defined benefit pension actuarial loss, net
	Other expense	$—	$(1)
	Income from continuing operations before taxes and equity in earnings of affiliates	—	(1)
	Income from continuing operations	—	(1)
	Net income	—	(1)
	Net income attributable to The AES Corporation	$—	$(1)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(26)	$(11)

Common Stock Dividends — The Parent Company paid dividends of $0.1433 per outstanding share to its common stockholders during the first quarter of 2020 for dividends declared in December 2019.
On February 21, 2020, the Board of Directors declared a quarterly common stock dividend of $0.1433 per share payable on May 15, 2020, to shareholders of record at the close of business on May 1, 2020.
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

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended March 31,
Total Revenue	2020	2019
US and Utilities SBU	$971	$1,019
South America SBU	712	845
MCAC SBU	432	450
Eurasia SBU	225	339
Corporate and Other	28	9
Eliminations	(30)	(12)
Total Revenue	$2,338	$2,650

	Three Months Ended March 31,
Total Adjusted PTC	2020	2019
Income from continuing operations before taxes and equity in earnings of affiliates	$320	$354
Add: Net equity in losses of affiliates	(2)	(6)
Less: Income from continuing operations before taxes, attributable to noncontrolling interests	(119)	(109)
Pre-tax contribution	199	239
Unrealized derivative and equity securities losses (gains)	(16)	3
Unrealized foreign currency losses	9	11
Disposition/acquisition losses	1	9
Impairment expense	53	2
Loss on extinguishment of debt	4	8
Total Adjusted PTC	$250	$272

	Three Months Ended March 31,
Total Adjusted PTC	2020	2019
US and Utilities SBU	$71	$122
South America SBU	119	115
MCAC SBU	78	50
Eurasia SBU	44	56
Corporate and Other	(58)	(72)
Eliminations	(4)	1
Total Adjusted PTC	$250	$272

Total Assets	March 31, 2020	December 31, 2019
US and Utilities SBU	$13,547	$13,334
South America SBU	11,197	11,314
MCAC SBU	5,017	4,770
Eurasia SBU	3,847	3,990
Corporate and Other	534	240
Total Assets	$34,142	$33,648

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended March 31, 2020
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$703	$—	$—	$—	$—	$703
Other regulated revenue	9	—	—	—	—	9
Total regulated revenue	712	—	—	—	—	712
Non-Regulated Revenue
Revenue from contracts with customers	163	711	408	171	(2)	1,451
Other non-regulated revenue (1)	96	1	24	54	—	175
Total non-regulated revenue	259	712	432	225	(2)	1,626
Total revenue	$971	$712	$432	$225	$(2)	$2,338

	Three Months Ended March 31, 2019
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$778	$—	$—	$—	$—	$778
Other regulated revenue	7	—	—	—	—	7
Total regulated revenue	785	—	—	—	—	785
Non-Regulated Revenue
Revenue from contracts with customers	173	843	429	267	—	1,712
Other non-regulated revenue (1)	61	2	21	72	(3)	153
Total non-regulated revenue	234	845	450	339	(3)	1,865
Total revenue	$1,019	$845	$450	$339	$(3)	$2,650

_______________________________

(1)	Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $131 million and $117 million as of March 31, 2020 and December 31, 2019, respectively.
During the three months ended March 31, 2020 and 2019, we recognized revenue of $10 million and $3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Approximately $1.4 billion of contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected as a loan receivable, net of CECL reserve of $34 million, as of March 31, 2020.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of March 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was $12 million, primarily consisting of fixed consideration for the sale of renewable energy credits (“RECs”) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2020 and 2021, with the remainder recognized thereafter.

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

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

		Three Months Ended March 31,
		2020	2019
Other Income	Gain on sale of assets (1)	$43	$—
	Gain on insurance proceeds (2)	—	23
	Other	2	7
	Total other income	$45	$30

Other Expense	Loss on sale and disposal of assets	$1	$5
	Non-service pension and other postretirement costs	—	4
	Other	3	3
	Total other expense	$4	$12

_____________________________

(1)	Primarily associated with the gain on sale of Redondo Beach land at Southland. See Note 17—Held-for-Sale and Dispositions for further information.

(2)	Associated with recoveries for property damage at the Andres facility in the Dominican Republic from a lightning incident in September 2018.
16. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three months ended March 31, 2020 and 2019 were 28% and 32%, respectively. The difference between the Company’s effective tax rates for the 2020 and 2019 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, and nondeductible expenses.
The impact of foreign currency devaluation in Mexico was approximately $19 million of discrete tax expense for the three months ended March 31, 2020.
17. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Jordan — In February 2019, the Company entered into an agreement to sell its 36% ownership interest in two generation plants, IPP1 and IPP4, and a solar plant in Jordan. In December 2019, the original sales agreement expired, and in April 2020, one of the potential buyers decided to withdraw from the transaction due to the uncertain economic conditions surrounding the COVID-19 pandemic. Nonetheless, the Company continues with an active process to complete the transaction and believes the sale of the plants remains probable. The sale of IPP1, IPP4 and the solar plant is expected to close in the second half of 2020. As of March 31, 2020, the generation plants and solar plant were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of March 31, 2020 was $159 million. Pre-tax income attributable to AES was immaterial for the three months ended March 31, 2020 and March 31, 2019, respectively. Jordan is reported in the Eurasia SBU reportable segment.
Dispositions
Redondo Beach Land — In March 2020, the Company completed the sale of land held by AES Redondo Beach, a gas-fired generating facility in California. The land’s carrying value was $24 million, resulting in a pre-tax gain on sale of $41 million, reported in Other income on the Condensed Consolidated Statement of Operations. AES Redondo Beach will lease back the land from the purchaser for the remainder of the generation facility’s useful life. Redondo Beach is reported in the US and Utilities SBU reportable segment.
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

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2020 and 2019

The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three months ended March 31, 2020 and 2019, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended March 31,	2020			2019
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$144	664	$0.22	$154	663	$0.23
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	1	—
Restricted stock units	—	3	—	—	3	—
DILUTED EARNINGS PER SHARE	$144	668	$0.22	$154	667	$0.23

The calculation of diluted earnings per share excluded 1 million stock awards outstanding for the three months ended March 31, 2020 and 2019, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
19. RISKS AND UNCERTAINTIES
COVID-19 Pandemic — The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, and restricting travel.
For the quarter ending March 31, 2020, COVID-19 had a limited impact on the financial results and operations of the Company, as the full extent of the economic impact of the pandemic only started to materialize in the geographies in which we operate in the second half of March 2020. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.
Goodwill — The Company considers a reporting unit at risk of impairment when its fair value does not exceed its carrying amount by more than 10%. During the annual goodwill impairment test performed as of October 1, 2019, the Company determined that the fair value of its Gener reporting unit exceeded its carrying value by 3%. Therefore, Gener's $868 million goodwill balance is considered "at risk", largely due to the Chilean Government's announcement to phase out coal generation by 2040, and a decline in long-term energy prices.
Given the uncertainties in the global market caused by the COVID-19 pandemic, the Company assessed whether current events or circumstances indicated it was more likely than not the fair value of the Gener reporting unit was reduced below its carrying amount in the first quarter of 2020. After assessing the relevant factors, the Company determined there was no triggering event requiring a reassessment of goodwill impairment as of March 31, 2020. While the duration and severity of the impacts of the COVID-19 pandemic remain unknown, further deterioration in the global market could result in changes to assumptions utilized in the goodwill assessment.
The Company monitors its reporting units at risk of impairment for interim impairment indicators, and believes that the estimates and assumptions used in the calculations are reasonable as of March 31, 2020. Should the fair value of any of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, regulatory changes, or other adverse conditions, goodwill impairment charges may be necessary in future periods.
20. SUBSEQUENT EVENTS
Gener — On April 16, 2020, the AES Gener shareholders approved a capital increase of $500 million to fund their renewable growth program. The Parent Company intends to participate with our pro rata share of approximately $335 million; however, the timing of the capital increase has not yet been determined.
Jordan — On April 19, 2020, one of the potential buyers of the Jordan plants notified the Company that they do not intend to move forward with sale negotiations due to the uncertain economic conditions surrounding the COVID-19 pandemic. See Note 17—Held-for-Sale and Dispositions for further information.
Tietê — On April 19, 2020, the AES Tietê board proposed rejecting an unsolicited proposal received on March 1, 2020 to merge AES Tietê with Eneva S.A. (“Eneva”). On April 21, 2020, the Company received notice from Eneva, formally withdrawing the merger proposal.

23 | The AES Corporation | March 31, 2020 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2019 Form 10-K.
Forward-Looking Information
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, including our expectations regarding the impact of the COVID-19 pandemic on our business, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—Risk Factors of this Form 10-Q, Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Form 10-K and subsequent filings with the SEC.
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
Overview of Our Business
We are a diversified power generation and utility company organized into the following four market-oriented SBUs: US and Utilities (United States, Puerto Rico and El Salvador); South America (Chile, Colombia, Argentina and Brazil); MCAC (Mexico, Central America and the Caribbean); and Eurasia (Europe and Asia). For additional information regarding our business, see Item 1.—Business of our 2019 Form 10-K.
We have two lines of business: generation and utilities. Each of our SBUs participates in our first business line, generation, in which we own and/or operate power plants to generate and sell power to customers, such as utilities, industrial users, and other intermediaries. Our US and Utilities SBU participates in our second business line, utilities, in which we own and/or operate utilities to generate or purchase, distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial, and governmental sectors within a defined service area. In certain circumstances, our utilities also generate and sell electricity on the wholesale market.
Executive Summary
Compared with last year, first quarter diluted earnings per share from continuing operations decreased $0.01 to $0.22. This decrease reflects lower contributions from our US and Utilities SBU, lower generation in Colombia due to a life extension project at the Chivor hydroelectric plant, prior year insurance proceeds in the Dominican Republic, the impact of asset sales in Northern Ireland, and impairments in the current period; partially offset by higher margins at our MCAC SBU largely due to higher availability, a gain on sale of land in the U.S., a lower effective tax rate, lower interest expense in Chile due to incremental capitalized interest, and gains on foreign currency derivatives.
Adjusted EPS, a non-GAAP measure, increased $0.01 to $0.29, primarily due to higher margins at our MCAC SBU largely due to higher availability, a gain on sale of land in the U.S., lower interest expense in Chile due to incremental capitalized interest, and a lower adjusted tax rate; partially offset by lower contributions from our US and Utilities SBU, lower generation in Colombia due to a life extension project at the Chivor hydroelectric plant, prior year insurance proceeds in the Dominican Republic, and the impact of asset sales in Northern Ireland.

24 | The AES Corporation | March 31, 2020 Form 10-Q

The AES Corporation

A diversified power generation and utility company

113 GENERATION FACILITIES

31,874 GROSS MW

6 UTILITY COMPANIES

34,363 GWH

Three months ended March 31,	2020	2019
Diluted earnings per share	$ 0.22	$ 0.23
Adjusted EPS [(1)]	0.29	0.28

Safety is our first value and a top priority

Operating Margin
(in millions)

$507
$586
Q1 2020
Q1 2019

Adjusted PTC [(1)]
(in millions)

$250
$272
Q1 2020
Q1 2019

Operating Cash Flow
(in millions)

$373
$690
Q1 2020
Q1 2019

KEY EVENTS

- Signed PPAs for 685 MW of renewables
- Completed construction of 1.4 GW of new projects, including the 1,299 MW AES Southland repowering project
- Fluence awarded 32 MW of energy storage in year-to-date 2020, bringing total backlog to 1.3 GW

STRATEGIC OUTLOOK

- Total backlog of 5,345 MW
- Complete 1.5 GW under construction in 2020
- Sign 2-3 GW of renewable PPAs annually through 2022
- Continue to leverage digital capabilities to drive value

UNDER CONSTRUCTION

16 PLANTS

1,764 MW

Renewable Type

29%
9%
30%
32%
Solar
Wind
Energy Storage
Hydro

CONTRACTED RENEWABLES BACKLOG

3,581 MW

SIGNED PPAs NOT YET UNDER CONSTRUCTION

Renewable Type

50%
38%
11%
Solar
Wind
Energy Storage

(1) See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

25 | The AES Corporation | March 31, 2020 Form 10-Q

Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in sustainable growth and innovative solutions, while delivering superior results. The Company is taking advantage of favorable trends in clean power generation, transmission and distribution, and LNG infrastructure to grow the profitability of its business.
Sustainable Growth: Through its presence in key growth markets, AES is well-positioned to benefit from the global transition toward a more sustainable power generation mix.

•	In the first quarter of 2020, the Company completed construction of 1,409 MW of new projects, including:

◦	1,299 MW Southland repowering in Southern California;

◦	100 MW Vientos Bonaerenses wind facility in Argentina; and

◦	10 MW of solar and solar plus storage in the U.S. at AES Distributed Energy.

•	In year-to-date 2020, the Company signed 685 MW of renewables under long-term PPAs:

◦	522 MW of wind and solar at AES Gener in Chile;

◦	108 MW of energy storage, solar and solar plus storage in the U.S.; and

◦	55 MW of wind in Panama.

•	The Company's backlog of 5,345 MW includes:

◦	1,764 MW under construction and expected on-line through 2021; and

◦	3,581 MW of renewables signed under long-term PPAs.
Innovative Solutions: The Company is developing and deploying innovative solutions such as battery-based energy storage, digital customer interfaces and energy management.

•	The Company's joint venture with Siemens, Fluence, is the global leader in the fast-growing energy storage market, which is expected to increase by 15 to 20 GW annually.

◦	Fluence has been awarded 32 MW of projects in year-to-date 2020, bringing its total backlog to 1.3 GW.
Superior Results: By investing in sustainable growth and offering innovative solutions to customers, the Company is transforming its business mix to deliver superior results.

•
As of March 31, 2020, the Company had $3.3 billion of available liquidity. This includes $2.5 billion of cash and cash equivalents, restricted cash and short-term investments, as well as $0.8 billion available under committed credit lines.

•
The Company is executing on $100 million in annual run rate cost savings from digital initiatives, including utilizing data and technology for maintenance, outage prevention, inspection and procurement, to be fully realized by 2022.

•	The Company remains committed to reducing its coal-fired generation below 30% of total generation volume by year-end 2020 and to less than 10% by year-end 2030.

26 | The AES Corporation | March 31, 2020 Form 10-Q

Review of Consolidated Results of Operations (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019	$ change	% change
Revenue:
US and Utilities SBU	$971	$1,019	$(48)	-5%
South America SBU	712	845	(133)	-16%
MCAC SBU	432	450	(18)	-4%
Eurasia SBU	225	339	(114)	-34%
Corporate and Other	28	9	19	NM
Eliminations	(30)	(12)	(18)	NM
Total Revenue	2,338	2,650	(312)	-12%
Operating Margin:
US and Utilities SBU	120	212	(92)	-43%
South America SBU	177	216	(39)	-18%
MCAC SBU	140	75	65	87%
Eurasia SBU	51	63	(12)	-19%
Corporate and Other	32	20	12	60%
Eliminations	(13)	—	(13)	NM
Total Operating Margin	507	586	(79)	-13%
General and administrative expenses	(38)	(46)	8	-17%
Interest expense	(233)	(265)	32	-12%
Interest income	70	79	(9)	-11%
Loss on extinguishment of debt	(1)	(10)	9	-90%
Other expense	(4)	(12)	8	-67%
Other income	45	30	15	50%
Loss on disposal and sale of business interests	—	(4)	4	-100%
Asset impairment expense	(6)	—	(6)	NM
Foreign currency transaction gains (losses)	24	(4)	28	NM
Other non-operating expense	(44)	—	(44)	NM
Income tax expense	(89)	(115)	26	-23%
Net equity in losses of affiliates	(2)	(6)	4	-67%
NET INCOME	229	233	(4)	-2%
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(85)	(79)	(6)	8%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$144	$154	$(10)	-6%
Net cash provided by operating activities	$373	$690	$(317)	-46%
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

27 | The AES Corporation | March 31, 2020 Form 10-Q

Consolidated Revenue and Operating Margin
Three Months Ended March 31, 2020
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $312 million, or 12%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Excluding the unfavorable FX impact of $36 million, primarily in South America, this decrease was driven by:

•	$111 million in Eurasia mainly driven by the sale of the Northern Ireland businesses in June 2019;

•	$103 million in South America mainly driven by lower generation in Colombia due to a life extension project being performed at the Chivor hydro plant, and lower pass-through coal prices in Chile;

•
$48 million in US and Utilities mainly driven by lower regulated rates at DPL due to the changes in DPL’s ESP, lower retail sales demand at both IPL and DPL primarily due to milder weather, and a decrease in energy pass-through rates in El Salvador. These decreases were partially offset by increased unrealized gains on derivatives at Southland Energy.

•	$15 million in MCAC mainly driven by lower pass-through fuel prices in Mexico, lower PPA prices driven by lower LNG index prices at the Colon plant in Panama, and lower spot sales at Itabo.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $79 million, or 13%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Excluding the unfavorable FX impact of $4 million, primarily in South America, this decrease was driven by:

•
$92 million in US and Utilities mostly due to a favorable revision to the ARO at DPL in 2019, lower regulated rates at DPL due to the changes in DPL’s ESP, lower retail sales demand at both IPL and DPL primarily due to milder weather, and increased rock ash disposal at Puerto Rico;

•	$37 million in South America mostly due to the drivers discussed above; and

•	$11 million in Eurasia primarily due to the drivers discussed above.

28 | The AES Corporation | March 31, 2020 Form 10-Q

These unfavorable impacts were partially offset by an increase of $66 million in MCAC due to lower LNG prices and higher availability at Itabo, and in Panama due to lower outage at Changuinola as a result of the tunnel upgrade compared to prior year as well as higher spot sales and availability driven by hydrology.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $8 million, or 17%, to $38 million for the three months ended March 31, 2020, compared to $46 million for the three months ended March 31, 2019, primarily due to reduced people costs, lower professional fees and a higher reallocation of information technology costs to the SBUs as cost of sales, partially offset by higher business development expenses.
Interest expense
Interest expense decreased $32 million, or 12%, to $233 million for the three months ended March 31, 2020, compared to $265 million for the three months ended March 31, 2019. This decrease is primarily due to incremental capitalized interest in Chile, partially offset by lower capitalized interest due to the commencement of operations at the Alamitos and Huntington Beach facilities in February 2020.
Interest income
Interest income decreased $9 million, or 11%, to $70 million for the three months ended March 31, 2020, compared to $79 million for the three months ended March 31, 2019. This decrease is primarily due to the decrease of the CAMMESA interest rate on receivables in Argentina and a lower loan receivable balance at Mong Duong.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $9 million, or 90%, to $1 million for the three months ended March 31, 2020, compared to $10 million for the three months ended March 31, 2019. This decrease was primarily due to losses of $10 million at Gener in 2019.
Other income and expense
Other income increased $15 million, or 50%, to $45 million for the three months ended March 31, 2020, compared to $30 million for the three months ended March 31, 2019. This increase was primarily due to the gain on sale of Redondo Beach land at Southland, partially offset by the prior year gain on insurance recoveries associated with property damage at the Andres facility.
Other expense decreased $8 million, or 67%, to $4 million for the three months ended March 31, 2020, compared to $12 million for the three months ended March 31, 2019, with no material drivers.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense was $6 million for the three months ended March 31, 2020 due to the abandonment of certain development projects no longer being pursued in Chile. There was no asset impairment expense during the three months ended March 31, 2019.
Foreign currency transaction gains (losses)

	Three Months Ended March 31,
(in millions)	2020	2019
Chile	$22	$2
Corporate	1	(8)
Other	1	2
Total (1)	$24	$(4)
___________________________________________

(1)	Includes gains of $39 million and $4 million on foreign currency derivative contracts for the three months ended March 31, 2020 and 2019, respectively.

29 | The AES Corporation | March 31, 2020 Form 10-Q

The Company recognized net foreign currency transaction gains of $24 million for the three months ended March 31, 2020 primarily due to gains on foreign currency derivatives in South America due to the depreciating Colombian peso.
The Company recognized net foreign currency transaction losses of $4 million for the three months ended March 31, 2019, primarily due to losses at the Parent Company resulting from the depreciation of intercompany receivables denominated in Euro.
Other non-operating expense
Other non-operating expense was $44 million for the three months ended March 31, 2020 primarily due to the other-than-temporary impairment of the OPGC equity method investment due to the current economic slowdown. There were no other non-operating expenses during the three months ended March 31, 2019.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Income tax expense
Income tax expense decreased $26 million, or 23%, to $89 million for the three months ended March 31, 2020, compared to $115 million for the three months ended March 31, 2019. The Company’s effective tax rates were 28% and 32% for the three months ended March 31, 2020 and 2019, respectively. This net decrease in the effective tax rate was primarily due to the recognition of tax benefit related to a depreciating Peso in certain of our Mexican subsidiaries, partially offset by the impact of the other-than-temporary impairment of the OPGC equity method investment.
See Note 7—Investments In and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for details of the impairment.
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
Net equity in losses of affiliates
Net equity in losses of affiliates decreased $4 million, or 67%, to $2 million for the three months ended March 31, 2020, compared to $6 million for the three months ended March 31, 2019. This decrease in losses was primarily due to earnings on the Eólica Mesa La Paz project, which achieved commercial operations in December 2019.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries increased $6 million, or 8%, to $85 million for the three months ended March 31, 2020, compared to $79 million for the three months ended March 31, 2019. This increase was primarily due to:

•	Lower interest expense due to incremental capitalized interest in Chile;

•	Gains on foreign currency derivatives in South America; and

•	Higher earnings in Panama primarily due to improved hydrology in 2020 and higher spot sales, higher availability and lower fixed costs at Colon.
These increases were partially offset by:

•	Lower earnings in Colombia due to a life extension project at the Chivor hydroelectric plant.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $10 million, or 6%, to $144 million for the three months ended March 31, 2020, compared to $154 million for the three months ended March 31, 2019. This decrease was primarily due to:

•	Lower margins at our US and Utilities, South America, and Eurasia SBUs;

•	Other-than-temporary impairment of OPGC; and

•	Prior period gains on insurance proceeds associated with the lightning incident at the Andres facility in 2018.

30 | The AES Corporation | March 31, 2020 Form 10-Q

These decreases were partially offset by:

•	Higher margins at our MCAC SBU;

•	Gain on sale of land held by AES Redondo Beach at Southland;

•	Lower interest expense due to incremental capitalized interest in Chile;

•	Gains on foreign currency derivatives in South America; and

•	Lower income tax expense.
SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC and Adjusted EPS are non-GAAP supplemental measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts and lenders.
During the year ended December 31, 2019, the Company changed the definitions of Adjusted PTC and Adjusted EPS to exclude gains and losses recognized at commencement of sales-type leases. We believe these transactions are economically similar to sales of business interests and excluding these gains or losses better reflects the underlying business performance of the Company.
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

	Three Months Ended March 31,
Reconciliation of Adjusted Operating Margin (in millions)	2020	2019
Operating Margin	$507	$586
Noncontrolling interests adjustment (1)	(169)	(161)
Unrealized derivative gains	(12)	—
Disposition/acquisition losses	2	5
Total Adjusted Operating Margin	$328	$430
_______________________

(1)	The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.

31 | The AES Corporation | March 31, 2020 Form 10-Q

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

32 | The AES Corporation | March 31, 2020 Form 10-Q

	Three Months Ended March 31,
Reconciliation of Adjusted PTC (in millions)	2020	2019
Income from continuing operations, net of tax, attributable to The AES Corporation	$144	$154
Income tax expense from continuing operations attributable to The AES Corporation	55	85
Pre-tax contribution	199	239
Unrealized derivative and equity securities losses (gains)	(16)	3
Unrealized foreign currency losses	9	11
Disposition/acquisition losses	1	9
Impairment expense	53	2
Loss on extinguishment of debt	4	8
Total Adjusted PTC	$250	$272

Adjusted EPS
We define Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation; and (g) tax benefit or expense related to the enactment effects of 2017 U.S. tax law reform and related regulations and any subsequent period adjustments related to enactment effects.
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

33 | The AES Corporation | March 31, 2020 Form 10-Q

	Three Months Ended March 31,
Reconciliation of Adjusted EPS	2020		2019
Diluted earnings per share from continuing operations	$0.22		$0.23
Unrealized derivative and equity securities losses (gains)	(0.02)		0.01
Unrealized foreign currency losses	0.01		0.02
Disposition/acquisition losses	—		0.01
Impairment expense	0.08	(1)	—
Loss on extinguishment of debt	—		0.01
U.S. Tax Law Reform Impact	—		0.01
Less: Net income tax benefit	—		(0.01)
Adjusted EPS	$0.29		$0.28
_____________________________

(1)	Amount primarily relates to other-than-temporary impairment of OPGC of $43 million, or $0.06 per share.
US and Utilities SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating Margin	$120	$212	$(92)	-43%
Adjusted Operating Margin (1)	84	182	(98)	-54%
Adjusted PTC (1)	71	122	(51)	-42%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2019 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended March 31, 2020 decreased $92 million, or 43%, which was driven primarily by the following (in millions):

Decrease at DPL due to a credit to depreciation expense in 2019 as a result of a reduction in the ARO liability at DPL's closed plants, Stuart and Killen	$(23)
Decrease in DPL’s regulated retail margin primarily due to changes to DPL’s ESP and lower volumes as a result of milder weather	(19)
Increase of rock ash disposal in Puerto Rico	(14)
Decrease at IPL due to lower retail margin primarily driven by lower volumes from milder weather	(11)
Decrease at DPL due to lower PJM capacity prices on remaining generation capacity contracts	(7)
Decrease at Southland Energy due to depreciation expense and fixed costs after the CCGT units began commercial operations during Q1 in advance of the upcoming PPA periods in May and June 2020	(7)
Other	(11)
Total US and Utilities SBU Operating Margin Decrease	$(92)
Adjusted Operating Margin decreased $98 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC decreased $51 million, primarily driven by the decrease in Adjusted Operating Margin described above, partially offset by a $41 million gain on sale of land held by AES Redondo Beach at Southland.
South America SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating Margin	$177	$216	$(39)	-18%
Adjusted Operating Margin (1)	95	120	(25)	-21%
Adjusted PTC (1)	119	115	4	3%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2019 Form 10-K for the respective ownership interest for key businesses.

34 | The AES Corporation | March 31, 2020 Form 10-Q

Operating Margin for the three months ended March 31, 2020 decreased $39 million, or 18%, which was driven primarily by the following (in millions):

Lower reservoir levels and lower generation at Chivor as a result of the life extension project during Q1 2020	$(36)
Other	(3)
Total South America SBU Operating Margin Decrease	$(39)
Adjusted Operating Margin decreased $25 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $4 million, mainly driven by a decrease in interest expense due to incremental capitalized interest at Alto Maipo, higher realized foreign currency gains in Chile associated with the unwinding of forward contracts denominated in the Colombian peso, and an increase in equity earnings at Guacolda as a result of lower depreciation expense. These positive impacts were partially offset by the decrease in Adjusted Operating Margin described above.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating Margin	$140	$75	$65	87%
Adjusted Operating Margin (1)	93	54	39	72%
Adjusted PTC (1)	78	50	28	56%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2019 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended March 31, 2020 increased $65 million, or 87%, which was driven primarily by the following (in millions):

Increase in Dominican Republic mainly driven by lower LNG prices and higher availability at Itabo	$19
Higher availability in Panama mainly due to the outage in 2019 related to Changuinola's tunnel lining upgrade	15
Increase in Panama driven by higher spot sales, higher availability and lower fixed costs at the Colon combined cycle plant	15
Higher availability in Panama driven by better hydrology	13
Other	3
Total MCAC SBU Operating Margin Increase	$65
Adjusted Operating Margin increased $39 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $28 million, mainly driven by the increase in Adjusted Operating Margin described above, partially offset by 2019 gains on insurance proceeds due to the lightning incident at the Andres facility in September 2018.
Eurasia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating Margin	$51	$63	$(12)	-19%
Adjusted Operating Margin (1)	38	52	(14)	-27%
Adjusted PTC (1)	44	56	(12)	-21%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2019 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended March 31, 2020 decreased $12 million, or 19%, which was driven primarily by the following (in millions):

Impact of the sale of Kilroot and Ballylumford businesses in June 2019	$(11)
Other	(1)
Total Eurasia SBU Operating Margin Decrease	$(12)
Adjusted Operating Margin decreased $14 million due to the drivers above, adjusted for NCI.

35 | The AES Corporation | March 31, 2020 Form 10-Q

Adjusted PTC decreased $12 million, driven primarily by the decrease in the Adjusted Operating Margin described above.
Key Trends and Uncertainties
During the remainder of 2020 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation, and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of our 2019 Form 10-K.
COVID-19 Pandemic
Since December 2019, the COVID-19 pandemic has impacted over 150 countries, including every state in the United States. The outbreak of COVID-19 has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, and restricting travel.
For the quarter ending March 31, 2020, COVID-19 had a limited impact on the financial results and operations of the Company, as the full extent of the economic impact of the pandemic only started to materialize in the geographies in which we operate in the second half of March. We expect further impacts in the second quarter of 2020. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see Part II, Item 1A—Risk Factors of this Form 10-Q.
Business Continuity — As the COVID-19 pandemic progresses, we are taking a variety of measures to ensure our ability to generate, transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We continue to respond to this global crisis through comprehensive measures to protect our employees while fulfilling our vital role in providing our customers with electric energy. While there are stay-at-home restrictions in place in most of the locations where we operate, our operations are considered essential and have been running without significant disruption. Most of our management and administrative personnel are able to work remotely, and we have not experienced significant issues affecting our operations or ability to maintain effective internal controls and produce reliable financial information.
Demand — We derive approximately 85% of our total revenues from our regulated utilities and long-term sales and supply contracts or PPAs at our generation businesses, which contributes to a relatively stable revenue and cost structure at most of our businesses. The economic impact of the pandemic only started to materialize in the geographies in which we operate in the second half of March. Our utilities businesses experienced a slight decrease in demand toward the end of March and in April, our preliminary numbers indicate commercial and industrial customer demand decreased by mid-teen percentages, with a partial offset of about 6% from increased residential demand as stay-at-home orders began to take effect. Internationally, demand has decreased 5 to 15% in our key markets; however, our business model in those markets is primarily based on take-or-pay contracts or tolling agreements, with limited exposure to demand. Additionally, the uncontracted portion of our generation business is exposed to increased price risk resulting from materially lower demand associated with the pandemic. We are also experiencing a decline in electricity spot prices in some of our markets due to lower system demand. While we cannot predict the length and magnitude of the pandemic or how it could impact global economic conditions, continuous and/or further declines in future demand have the potential to adversely impact our financial results for 2020.
Liquidity — Our liquidity position remains strong. As of March 31, 2020 we had $2.2 billion in cash and restricted cash deposits and $328 million in short-term investments. Total Parent Company Liquidity was $527 million at March 31, 2020, with no recourse debt due for repayment in 2020. We took additional precautionary measures to further enhance our liquidity position by drawing $250 million on revolving lines of credit at the Parent Company and drawing approximately $300 million on revolving lines of credit at several of our subsidiaries, in aggregate. We expect a modest increase in interest expense as a result of these drawings. Subsequent to the three

36 | The AES Corporation | March 31, 2020 Form 10-Q

months ended March 31, 2020, we accessed the capital markets to issue $475 million in principal amount of 4.25%, ten-year notes at IPALCO, the proceeds of which will repay approximately 60% of the debt due to mature at our subsidiaries in 2020. Further, we have secured financing for most of our most significant construction projects that are planned for completion in 2020. We have made all required payments, including payments for salaries and wages owed to our employees. Our subsidiaries have continued to remit dividends to the Parent Company as expected. We have paid all declared dividends on AES stock and have made no changes to our dividend expectations. Also see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity of this Form 10-Q.
Credit Exposures — We continue to monitor and manage our credit exposures in a prudent manner. We experienced only minor credit-related impacts from utility customers in the U.S. and El Salvador in the first quarter of 2020 but expect further disruptions in the second quarter, including the impact of the El Salvadorian government’s announcement to provide its citizens a three-month moratorium on paying their utility bills. We have not experienced credit-related impacts from our PPA offtakers in the first quarter of 2020; however, we may be exposed to heightened credit-related risks that develop in the second quarter due to some of our offtakers experiencing challenges from COVID-19 impacts. We expect significant economic disruptions from the COVID-19 in the second quarter of 2020 and extending, potentially for the remainder of 2020. If these disruptions continue beyond 2020, further deterioration in our credit exposures and customer collections could result.
Supply Chain — Our supply chain management has remained robust during this challenging time and we continue to closely manage and monitor developments. We currently have an adequate supply of solar panels and lithium-ion batteries in our inventory to fulfill the majority of our current project needs for 2020. Due to delays in receiving certain materials from China, however, certain battery storage and solar projects could be impacted.
CARES Act — The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, certain elements such as changes in the deductibility of interest may provide some cash benefits in the near term.
Income Taxes — The demands placed on the U.S. Government to respond to the pandemic may cause delays to the expected issuance of regulations pursuant to the Tax Cuts and Jobs Act (“TCJA”) enacted in 2017. Our interpretation of the TCJA may change as the U.S. Treasury and the Internal Revenue Service issue additional guidance. Such changes may be material. For example, the Company anticipates that regulations proposed in 2019 related to the GILTI high-tax exception will be finalized in and made effective for 2020. Our 2020 tax rate will be materially impacted if such final regulations are not issued in 2020. Our interim tax rates may also be impacted if such regulations are finalized later in 2020. The Company also continues to monitor the potential COVID-19 impact on our financial results and operations, which may result in the need to record a valuation allowance against deferred tax assets in the jurisdictions where we operate.
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
On October 27, 2019, Alberto Fernández was elected president. The new administration has been evaluating solutions to the Argentine economic crisis. On February 27, 2020, the Secretariat of Energy passed Resolution No. 31/2020 that includes the denomination of tariffs in local currency indexed by local inflation (currently delayed due to the COVID-19 pandemic), and reductions in capacity payments received by generators. These regulatory changes are expected to have a negative impact on our financial results.
On April 17, 2020, the government of Argentina presented a debt restructuring proposal to international creditors, involving a three-year grace period, large coupon cuts and a smaller reduction in principal. Economy Minister Martin Guzman laid out the framework of the proposal, which would involve approximately $40 billion of financial relief, mostly in the form of reduced interest payments. Under the proposal, Argentina would make no payments from 2020 to 2022, then start with an average 0.5% coupon in 2023, which would increase over time.

37 | The AES Corporation | March 31, 2020 Form 10-Q

Argentina's proposal, which was initially expected to be made by mid-March, was delayed by the COVID-19 pandemic. Creditors have until May 8, 2020 to accept or reject the proposal. In this context, the Economy Ministry of Argentina confirmed that Argentina’s government did not pay interest payments due on April 22, 2020. There is a 30-day cure period to remediate this non-payment that expires May 22, 2020.
Although the situation remains unresolved, it has not had a material impact on our current exposures to date, and payments on the long-term receivables for the FONINVEMEM Agreements are current. For further information, see Note 7—Financing Receivables in Item 8—Financial Statements and Supplementary Data of the 2019 Form 10-K.
Chile — In October 2019, Chile saw significant protests associated with economic conditions resulting in the declaration of a state of emergency in several major cities.
In November 2019, the Chilean government enacted Law 21,185 that establishes a Stabilization Fund for regulated energy prices. Historically, the government updated the prices for regulated energy contracts every six months to reflect the indexation the contracts have to exchange rates and commodities prices. The new law freezes regulated prices and does not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated into pricing in 2023. Consequently, costs incurred in excess of the July 1, 2019 price will be accumulated and borne by generators. AES Gener has deferred collection of $39 million of revenue as of March 31, 2020. It is expected such amounts deferred will be fully repaid to generators prior to December 31, 2027.
Other initiatives to address the concerns of the protesters, including potential constitutional amendments, are under consideration by Congress and could result in regulatory changes that may affect our results of operations in Chile.
Puerto Rico — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2019 Form 10-K, our subsidiaries in Puerto Rico have a long-term PPA with state-owned PREPA, which has been facing economic challenges that could result in a material adverse effect on our business in Puerto Rico.
AES Puerto Rico and AES Ilumina’s non-recourse debt of $278 million and $32 million, respectively, continue to be in technical default and are classified as current as of March 31, 2020 as a result of PREPA’s bankruptcy filing in July 2017. The Company is in compliance with its debt payment obligations as of March 31, 2020.
The Company's receivable balances in Puerto Rico as of March 31, 2020 totaled $78 million, of which $20 million was overdue. Despite the Title III protection, PREPA has been making substantially all of its payments to the generators in line with historical payment patterns.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $533 million is recoverable as of March 31, 2020.
Reference Rate Reform — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2019 Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. AES holds a substantial amount of debt and derivative contracts referencing LIBOR as an interest rate benchmark. Although the full impact of the reform remains unknown, we have begun to engage with AES counterparties to discuss specific action items to be undertaken in order to prepare for amendments when they become due.
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

38 | The AES Corporation | March 31, 2020 Form 10-Q

estimated useful life of certain coal facilities, or have other material adverse effects on our financial results. For further discussion of our strategy of shifting towards clean energy platforms see Overview of Strategic Performance.
Chilean Decarbonization Plan — The Chilean government has announced an initiative to phase out coal power plants by 2040 and achieve carbon neutrality by 2050. On June 4, 2019, AES Gener signed an agreement with the Chilean government to cease the operation of two coal units for a total of 322 MW as part of the phase-out. Under the agreement, Ventanas 1 (114 MW) will cease operation in November 2022 and Ventanas 2 (208 MW) in May 2024. These units will remain connected to the grid as “strategic operating reserve” for up to five years after ceasing operations, will receive a reduced capacity payment and will be dispatched, if necessary, to ensure the electric system’s reliability. Considering the information available as of the filing date, management believes the carrying amount of our coal-fired long-lived assets in Chile of $2.7 billion is recoverable as of March 31, 2020.
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
For further information about the risks associated with decarbonization initiatives, see Item 1A.—Risk Factors—Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2019 Form 10-K.
Regulatory
DP&L Rate Case — Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, DP&L operated pursuant to an approved ESP plan, which was initially filed on March 13, 2017 (“ESP 3”). On November 21, 2019, the PUCO issued a supplemental order modifying ESP 3, and as a result DP&L filed a Notice of Withdrawal of its ESP 3 Application and requested to revert to the ESP rates that were in effect prior to ESP 3 (“ESP 1 Rates”). The Notice of Withdrawal was approved by the PUCO on December 18, 2019. The PUCO order required, among other things, DP&L to conduct both an ESP v. MRO Test to validate that the ESP is more favorable in the aggregate than what would be experienced under an MRO, and a prospective SEET, both of which were filed with the PUCO on April 1, 2020. DP&L is also subject to an annual retrospective SEET. The ultimate outcome of the ESP v. MRO and SEET proceedings could have a material adverse effect on DP&L’s results of operations, financial condition and cash flows.
On January 23, 2020, DP&L filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs, and economic changes in customer demand.
TDSIC — On March 4, 2020, the IURC issued an order approving projects under IPL's TDSIC Plan, which is a seven-year plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. There will be no revenues and/or cost recovery until approval of the TDSIC rider, which is not expected to occur until later in 2020.
U.S. Executive Order Regarding Power Equipment — On May 1, 2020, President Trump issued an executive order banning transactions involving the acquisition, importation, transfer, or installation of certain equipment to be used in connection with the operation of the U.S. interconnected transmission network and electric generation facilities needed to maintain transmission reliability. The ban would apply if such equipment is designed, manufactured or supplied by any company that is subject to, or controlled by, the jurisdiction of a country considered by the U.S. to be a foreign adversary and such transaction would pose an unacceptable risk to the national security of the U.S. (the “Executive Order”). We are reviewing the Executive Order and will consider the rules and regulations to be issued pursuant to this Executive Order when they become available, including rules and regulations that may define foreign adversaries, such as China, under the Executive Order or identify equipment or vendors that are exempt from any restrictions under the Executive Order. At this time, the impact of this Executive Order on our U.S. utilities, renewables or other businesses is uncertain.

39 | The AES Corporation | March 31, 2020 Form 10-Q

Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Impairments
Long-lived Assets and Equity Affiliates — During the three months ended March 31, 2020, the Company recognized asset and other-than-temporary impairment expenses of $49 million. See Note 7—Investments In and Advances To Affiliates and Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing these impairment expenses, the carrying value of long-lived assets that were assessed for impairment totaled $335 million at March 31, 2020.
Goodwill — The Company considers a reporting unit at risk of impairment when its fair value does not exceed its carrying amount by 10%. In 2019, the Company determined that the fair value of its Gener reporting unit exceeded its carrying value by 3% at the October 1st measurement date. Therefore, the goodwill at Gener is considered “at risk” largely due to the Chilean government’s announcement to phase out coal generation by 2040, and a decline in long-term energy prices.
Given the uncertainties in the global market caused by the COVID-19 pandemic, the Company assessed whether current events or circumstances indicated it was more likely than not the fair value of the Gener reporting unit was reduced below its carrying amount during the first quarter of 2020. After assessing the relevant factors, the Company determined there was no triggering event requiring a reassessment of goodwill impairment as of March 31, 2020. While the duration and severity of the impacts of the COVID-19 pandemic remain unknown, further deterioration in the global market could result in changes to assumptions utilized in the goodwill assessment.
The Gener goodwill balance was $868 million as of March 31, 2020. Sustained downward pressure on long-term power prices in Chile could also potentially be an indicator of other than temporary impairment of certain equity method investments in future periods. Impairments would negatively impact our consolidated results of operations and net worth. See Item 1A.—Risk Factors of the 2019 Form 10-K for further information.
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
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion residuals) and certain air emissions, such as SO2, NOx, particulate matter, mercury and other hazardous air pollutants. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our operations are subject to significant government regulation and our business and results of operations could be adversely affected by changes in the law or regulatory schemes; Several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR; Our businesses are subject to stringent environmental laws, rules and regulations; and Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2019 Form 10-K.
Climate Change Regulation — On July 8, 2019, the EPA published the final Affordable Clean Energy (“ACE”) Rule, along with associated revisions to implementing regulations, in addition to final revocation of the Clean Power Plan. The ACE Rule determines that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule requires states with existing coal-fired electric generating units to develop state plans to establish CO2 emission limits for designated facilities. IPL Petersburg and AES Warrior Run have coal-fired electric generating units that may be impacted by this

40 | The AES Corporation | March 31, 2020 Form 10-Q

regulation. On February 19, 2020, Indiana published a First Notice for the Indiana ACE Rule indicating that IDEM intends to determine the best system of emissions reductions and CO2 standards for affected units. However, the impact remains largely uncertain because state plans have not yet been developed.
Waste Management  — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act ("WIN Act") was signed into law. This includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The EPA has indicated that it will implement a phased approach to amending the CCR Rule. On August 14, 2019, the EPA published proposed amendments to the CCR rule relating to the CCR rule’s criteria for determining beneficial use and the regulation of CCR piles, among other revisions. On December 2, 2019, the EPA published additional amendments to the CCR Rule titled “A Holistic Approach To Closure Part A: Deadline To Initiate Closure.” On March 3, 2020, the EPA published proposed amendments to the CCR rule titled “A Holistic Approach to Closure Part B” which would address the beneficial use of CCR for closure of ash ponds subject to forced closure per the CCR Rule. This could impact IPL Petersburg’s ability to use CCR for closure of ash ponds. The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations.
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
On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a Clean Water Act permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source such as groundwater. The Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. We are reviewing this decision and it is too early to determine whether this decision may have a material impact on our business, financial condition or results of operations.
Capital Resources and Liquidity
Overview
As of March 31, 2020, the Company had unrestricted cash and cash equivalents of $1.5 billion, of which $346 million was held at the Parent Company and qualified holding companies. The Company also had $328 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $666 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $17.1 billion and $4.0 billion, respectively. Of the approximately $1.7 billion of our current non-recourse debt, $1.4 billion was presented as such because it is due in the next twelve months and $310 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
We expect current maturities of non-recourse debt to be repaid from net cash provided by operating activities of the subsidiary to which the debt relates, through opportunistic refinancing activity, or some combination thereof. We have $498 million of recourse debt which matures within the next twelve months. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved in any such

41 | The AES Corporation | March 31, 2020 Form 10-Q

repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to drawings of $805 million under its senior secured credit facility. On a consolidated basis, of the Company’s $21.4 billion of total gross debt outstanding as of March 31, 2020, approximately $5 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $824 million of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At March 31, 2020, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $918 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s split rating, some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At March 31, 2020, we had $343 million in letters of credit outstanding provided under our unsecured credit facility and $14 million in letters of credit outstanding provided under our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended March 31, 2020, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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

42 | The AES Corporation | March 31, 2020 Form 10-Q

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
Long-Term Receivables
As of March 31, 2020, the Company had approximately $126 million of accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Argentina and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2021, or one year from the latest balance sheet date. The majority of Argentine receivables have been converted into long-term financing for the construction of power plants. Noncurrent receivables in Chile pertain to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government. See Note 6—Financing Receivables in Item 1.—Financial Statements and Key Trends and Uncertainties—Macroeconomic and Political—Chile in Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Form 10-Q and Item 1.—Business—South America SBU—Argentina—Regulatory Framework and Market Structure included in our 2019 Form 10-K for further information.
As of March 31, 2020, the Company had approximately $1.3 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25 year term of the plant’s PPA. See Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the three months ended March 31, 2020 were debt financings, cash flow from operating activities, and sales of short-term investments. The primary uses of cash in the three months ended March 31, 2020 were capital expenditures, repayments of debt, and purchases of short-term investments.
The primary sources of cash for the Company in the three months ended March 31, 2019 were debt financings, cash flow from operating activities, and sales of short-term investments. The primary uses of cash in the three months ended March 31, 2019 were repayments of debt, capital expenditures, and purchases of short-term investments.
A summary of cash-based activities are as follows (in millions):

	Three Months Ended March 31,
Cash Sources:	2020	2019
Borrowings under the revolving credit facilities	$1,194	$504
Issuance of non-recourse debt	406	866
Net cash provided by operating activities	373	690
Sale of short-term investments	254	150
Other	17	11
Total Cash Sources	$2,244	$2,221

Cash Uses:
Capital expenditures	$(576)	$(504)
Repayments under the revolving credit facilities	(315)	(274)
Purchase of short-term investments	(277)	(220)
Contributions and loans to equity affiliates	(115)	(90)
Dividends paid on AES common stock	(95)	(90)
Repayments of non-recourse debt	(92)	(428)
Distributions to noncontrolling interests	(22)	(50)
Repayments of recourse debt	(18)	(1)
Payments for financed capital expenditures	(10)	(96)
Other	(86)	(96)
Total Cash Uses	$(1,606)	$(1,849)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$638	$372

43 | The AES Corporation | March 31, 2020 Form 10-Q

Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three month period (in millions):

	Three Months Ended March 31,
Cash flows provided by (used in):	2020	2019	$ Change
Operating activities	$373	$690	$(317)
Investing activities	(735)	(663)	(72)
Financing activities	1,030	402	628
Operating Activities
Net cash provided by operating activities decreased $317 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Operating Cash Flows
(in millions)

(1)
The change in adjusted net income is defined as the variance in net income, net of the total adjustments to net income as shown on the Condensed Consolidated Statements of Cash Flows in Item 1—Financial Statements of this Form 10-Q.

(2)
The change in working capital is defined as the variance in total changes in operating assets and liabilities as shown on the Condensed Consolidated Statements of Cash Flows in Item 1—Financial Statements of this Form 10-Q.

•
Adjusted net income decreased $145 million primarily due to lower margins at our US and Utilities, South America and Eurasia SBUs, and prior year gains on insurance proceeds associated with the lightning incident at the Andres facility in 2018. These impacts were partially offset by higher margin at our MCAC SBUs.

•
Working capital requirements increased $172 million, primarily due to prior year collections of overdue receivables from distribution companies in the Dominican Republic, deposits made for the purchase of wind projects in Panama, the timing of collections from customers at Gener, lower collections at Chivor due to the life extension project performed during the first quarter of 2020, and higher interest payments at Tietê. These impacts were partially offset by higher collections in Argentina.

44 | The AES Corporation | March 31, 2020 Form 10-Q

Investing Activities
Net cash used in investing activities increased $72 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Investing Cash Flows
(in millions)

•	Cash used for short-term investing activities decreased $47 million, primarily at Tietê as a result of higher net short-term investment purchases in the prior year.

•
Contributions and loans to equity affiliates increased $25 million, primarily due to project funding requirements at sPower, partially offset by lower contributions to OPGC due to the completion of the expansion project in 2019.

•	Capital expenditures increased $72 million, discussed further below.
Capital Expenditures
(in millions)

•
Growth expenditures increased $72 million, primarily driven by higher investments in solar projects at Distributed Energy and Gener, and renewable energy projects in Argentina. These impacts were partially offset by the timing of payments for the Southland repowering project and the completion of solar projects at Tietê.

•	Maintenance and environmental expenditures were consistent compared to the prior year.

45 | The AES Corporation | March 31, 2020 Form 10-Q

Financing Activities
Net cash provided by financing activities increased $628 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Financing Cash Flows
(in millions)
See Note 8—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt transactions.

•
The $380 million impact from Parent Company revolver transactions is primarily due to higher net borrowings in 2020 for general corporate cash management activities, and precautionary measures taken to further enhance our liquidity position in response to the COVID-19 pandemic.

•	The $269 million impact from non-recourse revolver transactions is primarily due to prior year repayments at Gener and increased borrowings at DPL, Los Mina and Itabo.

•	The $86 million impact from financed capital expenditures is primarily due to higher prior year project spending at Colon and Southland.

•
The $124 million impact from non-recourse debt transactions is primarily due to prior year net borrowings at Gener and Colon and lower current year borrowings at Southland, which were partially offset by current year net borrowings at Argentina and Panama.

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
The Company defines Parent Company Liquidity as cash available to the Parent Company, including cash at qualified holding companies, plus available borrowings under our existing credit facility. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable GAAP financial measure, cash and cash equivalents, at the periods indicated as follows (in millions):

46 | The AES Corporation | March 31, 2020 Form 10-Q

	March 31, 2020	December 31, 2019
Consolidated cash and cash equivalents	$1,544	$1,029
Less: Cash and cash equivalents at subsidiaries	(1,198)	(1,016)
Parent Company and qualified holding companies’ cash and cash equivalents	346	13
Commitments under the Parent Company credit facility	1,000	1,000
Less: Letters of credit under the credit facility	(14)	(19)
Less: Borrowings under the credit facility	(805)	(180)
Borrowings available under the Parent Company credit facility	181	801
Total Parent Company Liquidity	$527	$814
The Company utilizes its Parent Company credit facility for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year. We expect that the Parent Company credit facilities’ borrowings will be repaid by the end of year.
The Parent Company paid dividends of $0.1433 per outstanding share to its common stockholders during the first quarter of 2020 for dividends declared in December 2019. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4.0 billion and $3.4 billion as of March 31, 2020 and December 31, 2019, respectively. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2019 Form 10-K for additional detail.
We believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future. This belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our senior secured credit facility. See Item 1A.—Risk Factors—The AES Corporation is a holding company and its ability to make payments on its outstanding indebtedness is dependent upon the receipt of funds from its subsidiaries by way of dividends, fees, interest, loans or otherwise of the Company’s 2019 Form 10-K for additional information.
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of March 31, 2020, we were in compliance with these covenants at the Parent Company level.
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

47 | The AES Corporation | March 31, 2020 Form 10-Q

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $1.7 billion. The portion of current debt related to such defaults was $310 million at March 31, 2020, all of which was non-recourse debt related to two subsidiaries — AES Puerto Rico and AES Ilumina. An additional $5 million of debt in default exists at the subsidiary AES Jordan Solar which was classified as a current held-for-sale liability at March 31, 2020. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents due to the bankruptcy of the offtaker. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of March 31, 2020, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of March 31, 2020, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2019 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2020.
On January 1, 2020, the Company adopted ASC 326 Financial Instruments — Credit Losses and its subsequent corresponding updates (“ASC 326”). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking "expected loss" model that generally results in the earlier recognition of an allowance for credit losses. For available-for-sale debt securities with unrealized losses, entities measure credit losses as it was done under previous GAAP, except that unrealized losses due to credit-related factors are now recognized as an allowance on the balance sheet with a corresponding adjustment to earnings in the income statement.
The Company applied the modified retrospective method of adoption for ASC 326. Under this transition method, the Company applied the transition provisions starting at the date of adoption. Refer to Note 1 in Item 1—Financial Statements of this Form 10-Q for further information.
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

48 | The AES Corporation | March 31, 2020 Form 10-Q

and as such, are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate. We are also exposed to interest rate fluctuations due to our issuance of debt and related financial instruments.
The disclosures presented in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations; Wholesale power prices are declining in many markets and this could have a material adverse effect on our operations and opportunities for future growth; We may not be adequately hedged against our exposure to changes in commodity prices or interest rates; and Certain of our businesses are sensitive to variations in weather and hydrology of the 2019 Form 10-K.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2020, we project pre-tax earnings exposure on a 10% move in commodity prices would be $10 million for power, $(5) million for natural gas, less than $(5) million for coal, and less than $5 million for oil. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower power, lower oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the US and Utilities SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. At Southland, the contracts for our existing once-through cooling generation units (“Legacy Assets”) are in capacity and have seen incremental location value in energy revenues; this will continue through 2020 when our combined-cycle Southland Repowering Assets contract begins. In addition, our Legacy Assets have been requested to continue operating beyond their current retirement date and are waiting on approval of an extended permit for between one and three years.
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

49 | The AES Corporation | March 31, 2020 Form 10-Q

In Colombia, we operate under a shorter-term sales strategy with spot market exposure for uncontracted volumes. Because we own hydroelectric assets there, contracts are not indexed to fuel. Additionally, in Brazil, the hydroelectric generating facility is covered by contract sales. Under normal hydrological volatility, spot price risk is mitigated through a regulated sharing mechanism across all hydroelectric generators in the country. Under drier conditions, the sharing mechanism may not be sufficient to cover the business' contract position, and therefore it may have to purchase power at spot prices driven by the cost of thermal generation.
In the MCAC SBU, our businesses have commodity exposure on unhedged volumes. Panama is highly contracted under financial and load-following PPA type structures, exposing the business to hydrology-based variance. To the extent hydrological inflows are greater than or less than the contract volumes, the business will be sensitive to changes in spot power prices which may be driven by oil and natural gas prices in some time periods. In the Dominican Republic, we own natural gas- and coal-fired assets contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices. Additionally, the contract levels do not always match our generation availability and our assets may be sellers of spot prices in excess of contract levels or a net buyer in the spot market to satisfy contract obligations.
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
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distributions and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis, which could result in greater volatility in earnings. The largest foreign exchange risks over the remaining period of 2020 stem from the following currencies: Brazilian real, Colombian peso, Euro, and Indian rupee. As of March 31, 2020, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Argentine peso, Brazilian real, Colombian peso, Euro, and Indian rupee each are projected to be impacted by less than $5 million. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2020 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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

50 | The AES Corporation | March 31, 2020 Form 10-Q

effectively fix or limit the interest rate exposure on the underlying financing. Most of our interest rate risk is related to non-recourse financings at our businesses.
As of March 31, 2020, the portfolio’s pre-tax earnings exposure for 2020 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $20 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2020, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

51 | The AES Corporation | March 31, 2020 Form 10-Q

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of March 31, 2020.
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
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the state of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to mitigate the contaminated area located on the grounds of the pole factory and an indemnity payment of approximately R$6 million ($1 million). In October 2011, the State Attorney filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined that only CEEE was required to perform the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The case is now awaiting judgment. The removal and remediation costs are estimated to be approximately R$10 million to R$41 million ($2 million to $8 million), and there could be additional costs which cannot be estimated at this time. In June 2016, the Company sold AES Sul to CPFL Energia S.A. and as part of the sale, AES Guaiba, a holding company of AES Sul, retained the potential liability relating to this matter. The Company believes that there are meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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

52 | The AES Corporation | March 31, 2020 Form 10-Q

In September 2015, AES Southland Development, LLC and AES Redondo Beach, LLC filed a lawsuit against the California Coastal Commission (the “CCC”) over the CCC's determination that the site of AES Redondo Beach included approximately 5.93 acres of CCC-jurisdictional wetlands. The CCC has asserted that AES Redondo Beach has improperly installed and operated water pumps affecting the alleged wetlands in violation of the California Coastal Act and Redondo Beach Local Coastal Program. Potential outcomes of the CCC determination could include an order requiring AES Redondo Beach to perform a restoration and/or pay fines or penalties. AES Redondo Beach believes that it has meritorious arguments concerning the underlying CCC determination, but there can be no assurances that it will be successful. On March 27, 2020, AES Redondo Beach, LLC sold the site to an unaffiliated third-party purchaser that assumed the obligations contained within these proceedings.
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
In January 2017, the Superintendencia del Medio Ambiente (“SMA”) issued a Formulation of Charges asserting that Alto Maipo is in violation of certain conditions of the Environmental Approval Resolution (“RCA”) governing the construction of Alto Maipo’s hydropower project, for, among other things, operating vehicles at unauthorized times and failing to mitigate the impact of water infiltration during tunnel construction (“Infiltration Water”). In February 2017, Alto Maipo submitted a compliance plan (“Compliance Plan”) to the SMA which, if approved by the agency, would resolve the matter without materially impacting construction of the project. In April 2018, the SMA approved the Compliance Plan (“April 2018 Approval”). Among other things, the Compliance Plan as approved by the SMA requires Alto Maipo to obtain from the Environmental Evaluation Service (“SEA”) a definitive interpretation of the RCA’s provisions concerning the authorized times to operate certain vehicles. In addition, Alto Maipo must obtain the SEA’s final approval concerning the control, discharge, and treatment of Infiltration Water. Alto Maipo continues to seek the relevant final approvals from the SEA. A number of lawsuits have been filed in relation to the April 2018 Approval, some of which are still pending. To date, none of the lawsuits has negatively impacted the April 2018 Approval or the construction of the project. If Alto Maipo complies with the requirements of the Compliance Plan, and if the above-referenced lawsuits are dismissed, the Formulation of Charges will be discharged without penalty. Otherwise, Alto Maipo could be subject to penalties, and the construction of the project could be negatively impacted. Alto Maipo will pursue its interests vigorously in these matters; however, there can be no assurances that it will be successful in its efforts.
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

53 | The AES Corporation | March 31, 2020 Form 10-Q

In October 2017, the Maritime Prosecution Office from Valparaíso issued a ruling alleging responsibility by AES Gener for the presence of coal waste on Ventanas beach, and proposed a fine before the Maritime Governor, of approximately $380,000. AES Gener submitted its statement of defense, denying the allegations. An evidentiary stage was concluded and then re-opened by order of the Maritime Governor on February 5, 2019 to allow AES Gener a six-month period to present reports and other evidence to challenge the grounds of the ruling. In September 2019, this period was extended for an additional six months, in order to allow the execution of a field test in the bay of Ventanas. In March 2020, a new extension of three additional months was granted, in order to present additional evidence. AES Gener believes that it has meritorious defenses to the allegations; however, there are no assurances that it will be successful in defending this action.
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

54 | The AES Corporation | March 31, 2020 Form 10-Q

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
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE alleges that AES Mérida III is in breach of its obligations under a power and capacity purchase agreement between the two parties and claims more than $180 million in alleged damages, relating to CFE’s own failure to provide fuel within the specifications of the contract. AES Mérida III believes that it has meritorious defenses and intends to assert them vigorously in the arbitration; however, there can be no assurances that it will be successful in its efforts.
ITEM 1A. RISK FACTORS
You should consider carefully the following risk factor, along with the risk factors disclosed in Item 1A.—Risk Factors of our 2019 Form 10-K and other information contained in or incorporated by reference in this Form 10-Q. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. In addition to our discussion in Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report to address effects of the COVID-19 pandemic, we have provided an additional risk factor regarding the COVID-19 pandemic below. As discussed below, the impact of the COVID-19 pandemic can also exacerbate other risks discussed in Item 1A.—Risk Factors of our 2019 Form 10-K and this report. The Risk Factors section in our 2019 Form 10-K otherwise remains current in all material respects. If any of the following events actually occur, our business, financial results and financial condition could be materially adversely affected. We routinely encounter and address risks, some of which may cause our future results to be materially different than we presently anticipate.
The COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely affect the operations, financial condition, and cash flows of our generation facilities, transmission and distribution systems and other businesses. Further, the COVID-19 pandemic has caused severe disruptions in the global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 150 countries, including every state in the United States.
The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including those in our key markets, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Most of the countries in which AES operates have made similar declarations that continue to be in effect. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

•	further decline in customer demand as a result of general decline in business activity;

•
further destabilization of the markets and decline in business activity negatively impacting customers’ ability to pay for our services when due or at all, including downstream impacts, whereby the utilities’ customers are unable to pay monthly bills or receiving a moratorium from payment obligations, resulting in inability on the part of utilities to make payments for power supplied by our generation companies;

•
decline in business activity causing our commercial and industrial customers to experience declining revenues and liquidity difficulties that impede their ability to pay for power supplied by our generation companies;

•
government moratoriums or other regulatory or legislative actions that limit changes in pricing, delay or suspend customers’ payment obligations or permit extended payment terms applicable to customers of our utilities or to our offtakers under power purchase agreements, in particular, to the extent that such measures are not

55 | The AES Corporation | March 31, 2020 Form 10-Q

mitigated by associated government subsidies or other support to address any shortfall or deficiencies in payments;

•	claims by our PPA counterparties for delay or relief from payment obligations or other adjustments, including claims based on force majeure or other legal grounds;

•	further decline in spot electricity prices;

•	the destabilization of the markets and decline in business activity negatively impacting our customer growth in our service territories at our utilities;

•
negative impacts on the health of our essential personnel, especially if a significant number of them are affected by COVID-19, and on our operations as a result of implementing stay-at-home, quarantine, curfew and other social distancing measures;

•	delays or inability to access, transport and deliver fuel to our generation facilities due to restrictions on business operations or other factors affecting us and our third-party suppliers;

•	delays or inability to access equipment or the availability of personnel to perform planned and unplanned maintenance, which can, in turn, lead to disruption in operations;

•	a deterioration in our ability to ensure business continuity, including increased cybersecurity attacks related to the work-from-home environment;

•	further delays to our construction projects, including at our renewables projects, and the timing of the completion of renewables projects;

•	delay or inability to receive the necessary permits for our development projects due to delays or shutdowns of government operations;

•	delays in achieving our financial goals, strategy and digital transformation;

•
deterioration of the credit profile of the AES Corporation and/or its subsidiaries and difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions, which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;

•	delays or inability to complete asset sales on anticipated terms or redeploy capital as set forth in our capital allocation plans;

•	increased volatility in foreign exchange and commodity markets;

•	deterioration of economic conditions, demand and other related factors resulting in impairments to goodwill or long-lived assets;

•
delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including for recovery of COVID-19 related losses and the review and approval of our rates at our U.S. regulated utilities; and

•	delays in the implementation of expected rules and regulations, including with respect to the TCJA.
We will continue to review and modify our plans as conditions change. Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty that could adversely affect our generation facilities, transmission and distribution systems, development projects, energy storage sales by Fluence, and results of operations, financial condition and cash flows.
COVID-19 may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to our significant level of indebtedness, potential and existing defaults by subsidiaries, our need to generate sufficient cash flows to service our indebtedness, and our ability to raise sufficient capital to fund development projects, our ability to comply with the covenants contained in the agreements that govern our indebtedness, and the impact of the impairment of goodwill or long-lived assets on our consolidated results.

56 | The AES Corporation | March 31, 2020 Form 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of March 31, 2020, $264 million remained available for repurchase under the Program. No repurchases were made by The AES Corporation of its common stock during the first quarter of 2020.
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
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

57 | The AES Corporation | March 31, 2020 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	May 6, 2020	By:	/s/ GUSTAVO PIMENTA
			Name:	Gustavo Pimenta
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Vice President and Controller (Principal Accounting Officer)