Form 10-Q
period 2020-06-30
AES CORP
filed 2020-08-06
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on July 30, 2020 was 665,131,148.

The AES Corporation
Form 10-Q for the Quarterly Period ended June 30, 2020

1 | The AES Corporation | June 30, 2020 Form 10-Q

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

2 | The AES Corporation | June 30, 2020 Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2020	December 31, 2019

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,417	$1,029
Restricted cash	364	336
Short-term investments	422	400
Accounts receivable, net of allowance for doubtful accounts of $18 and $20, respectively	1,414	1,479
Inventory	504	487
Prepaid expenses	92	80
Other current assets, net of allowance of $2 and $0, respectively	880	802
Current held-for-sale assets	873	618
Total current assets	5,966	5,231
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	411	447
Electric generation, distribution assets and other	26,925	25,383
Accumulated depreciation	(8,623)	(8,505)
Construction in progress	4,123	5,249
Property, plant and equipment, net	22,836	22,574
Other Assets:
Investments in and advances to affiliates	802	966
Debt service reserves and other deposits	326	207
Goodwill	1,059	1,059
Other intangible assets, net of accumulated amortization of $323 and $307, respectively	566	469
Deferred income taxes	204	156
Loan receivable, net of allowance of $31 and $0, respectively	1,280	1,351
Other noncurrent assets, net of allowance of $27 and $0, respectively	1,527	1,635
Total other assets	5,764	5,843
TOTAL ASSETS	$34,566	$33,648
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,207	$1,311
Accrued interest	183	201
Accrued non-income taxes	244	253
Accrued and other liabilities	1,247	1,021
Non-recourse debt, including $340 and $337, respectively, related to variable interest entities	2,041	1,868
Current held-for-sale liabilities	526	442
Total current liabilities	5,448	5,096
NONCURRENT LIABILITIES
Recourse debt	3,693	3,391
Non-recourse debt, including $4,375 and $3,872, respectively, related to variable interest entities	15,639	14,914
Deferred income taxes	1,166	1,213
Other noncurrent liabilities	3,103	2,917
Total noncurrent liabilities	23,601	22,435
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	875	888
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 817,964,353 issued and 664,935,827 outstanding at June 30, 2020 and 817,843,916 issued and 663,952,656 outstanding at December 31, 2019)	8	8
Additional paid-in capital	7,670	7,776
Accumulated deficit	(665)	(692)
Accumulated other comprehensive loss	(2,693)	(2,229)
Treasury stock, at cost (153,028,526 and 153,891,260 shares at June 30, 2020 and December 31, 2019, respectively)	(1,858)	(1,867)
Total AES Corporation stockholders’ equity	2,462	2,996
NONCONTROLLING INTERESTS	2,180	2,233
Total equity	4,642	5,229
TOTAL LIABILITIES AND EQUITY	$34,566	$33,648
See Notes to Condensed Consolidated Financial Statements.

3 | The AES Corporation

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions, except share and per share amounts)
Revenue:
Regulated	$624	$724	$1,336	$1,509
Non-Regulated	1,593	1,759	3,219	3,624
Total revenue	2,217	2,483	4,555	5,133
Cost of Sales:
Regulated	(535)	(605)	(1,127)	(1,240)
Non-Regulated	(1,158)	(1,376)	(2,397)	(2,805)
Total cost of sales	(1,693)	(1,981)	(3,524)	(4,045)
Operating margin	524	502	1,031	1,088
General and administrative expenses	(40)	(49)	(78)	(95)
Interest expense	(218)	(273)	(451)	(538)
Interest income	64	82	134	161
Loss on extinguishment of debt	(40)	(51)	(41)	(61)
Other expense	(3)	(14)	(7)	(26)
Other income	9	18	54	48
Loss on disposal and sale of business interests	(27)	(3)	(27)	(7)
Asset impairment expense	—	(116)	(6)	(116)
Foreign currency transaction gains (losses)	(6)	22	18	18
Other non-operating expense	(158)	—	(202)	—
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	105	118	425	472
Income tax expense	(113)	(57)	(202)	(172)
Net equity in earnings (losses) of affiliates	8	5	6	(1)
INCOME FROM CONTINUING OPERATIONS	—	66	229	299
Gain from disposal of discontinued businesses	3	1	3	1
NET INCOME	3	67	232	300
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(86)	(50)	(171)	(129)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(83)	$17	$61	$171
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(86)	$16	$58	$170
Income from discontinued operations, net of tax	3	1	3	1
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(83)	$17	$61	$171
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.13)	$0.02	$0.09	$0.26
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.12)	$0.02	$0.09	$0.26
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.13)	$0.02	$0.09	$0.26
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.12)	$0.02	$0.09	$0.26
DILUTED SHARES OUTSTANDING	665	667	668	667
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
NET INCOME	$3	$67	$232	$300
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	17	9	(135)	8
Reclassification to earnings, net of $0 income tax for all periods	(2)	23	(2)	23
Total foreign currency translation adjustments	15	32	(137)	31
Derivative activity:
Change in derivative fair value, net of income tax benefit of $33, $35, $166 and $53, respectively	(99)	(129)	(547)	(197)
Reclassification to earnings, net of income tax expense of $25, $1, $33 and $3, respectively	78	9	110	19
Total change in fair value of derivatives	(21)	(120)	(437)	(178)
Pension activity:
Change in pension adjustments due to net actuarial gain (loss) for the period, net of $0 income tax for all periods	—	2	—	2
Reclassification to earnings, net of income tax expense of $1, $13, $1 and $13, respectively	—	26	—	27
Total pension adjustments	—	28	—	29
OTHER COMPREHENSIVE LOSS	(6)	(60)	(574)	(118)
COMPREHENSIVE INCOME (LOSS)	(3)	7	(342)	182
Less: Comprehensive income attributable to noncontrolling interests and redeemable stock of subsidiaries	(81)	(30)	(60)	(83)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(84)	$(23)	$(402)	$99
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation

Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2020	817.8	$8	153.9	$(1,867)	$7,776	$(692)	$(2,229)	$2,233
Net income	—	—	—	—	—	144	—	82
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	(96)	(56)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(366)	(25)
Total other comprehensive loss	—	—	—	—	—	—	(462)	(81)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	(35)	—	(16)
Fair value adjustment (2)	—	—	—	—	(7)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33)
Dividends declared on common stock ($0.1433/share)	—	—	—	—	(95)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.1	—	(0.8)	9	(11)	—	—	—
Sales to noncontrolling interests	—	—	—	—	(1)	—	—	1
Acquisition from noncontrolling interests	—	—	—	—	2	—	(1)	(8)
Balance at March 31, 2020	817.9	$8	153.1	$(1,858)	$7,664	$(583)	$(2,692)	$2,178
Net income (loss)	—	—	—	—	—	(83)	—	83
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	17	(2)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(18)	(2)
Total other comprehensive income (loss)	—	—	—	—	—	—	(1)	(4)
Cumulative effect of a change in accounting principle	—	—	—	—	—	1	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(89)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	(0.1)	—	5	—	—	—
Sales to noncontrolling interests	—	—	—	—	(2)	—	—	14
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	—	3	—	—	(2)
Balance at June 30, 2020	817.9	$8	153.0	$(1,858)	$7,670	$(665)	$(2,693)	$2,180

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

7 | The AES Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019

	(in millions)
OPERATING ACTIVITIES:
Net income	$232	$300
Adjustments to net income:
Depreciation and amortization	539	512
Loss on disposal and sale of business interests	27	7
Impairment expense	208	116
Deferred income taxes	54	15
Loss on extinguishment of debt	41	61
Loss (gain) on sale and disposal of assets	(40)	16
Other	25	143
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(30)	10
(Increase) decrease in inventory	(46)	25
(Increase) decrease in prepaid expenses and other current assets	33	26
(Increase) decrease in other assets	(75)	11
Increase (decrease) in accounts payable and other current liabilities	(81)	(29)
Increase (decrease) in income tax payables, net and other tax payables	(67)	(175)
Increase (decrease) in other liabilities	—	(24)
Net cash provided by operating activities	820	1,014
INVESTING ACTIVITIES:
Capital expenditures	(962)	(1,070)
Acquisitions of business interests, net of cash and restricted cash acquired	(84)	—
Proceeds from the sale of business interests, net of cash and restricted cash sold	44	229
Proceeds from the sale of assets	17	17
Sale of short-term investments	341	330
Purchase of short-term investments	(463)	(424)
Contributions and loans to equity affiliates	(178)	(173)
Other investing	(76)	(22)
Net cash used in investing activities	(1,361)	(1,113)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	1,318	897
Repayments under the revolving credit facilities	(958)	(598)
Issuance of recourse debt	1,597	—
Repayments of recourse debt	(1,596)	(3)
Issuance of non-recourse debt	1,913	2,581
Repayments of non-recourse debt	(763)	(2,281)
Payments for financing fees	(46)	(37)
Distributions to noncontrolling interests	(99)	(146)
Contributions from noncontrolling interests and redeemable security holders	—	16
Dividends paid on AES common stock	(190)	(181)
Payments for financed capital expenditures	(39)	(110)
Other financing	21	(30)
Net cash provided by financing activities	1,158	108
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(2)
Increase in cash, cash equivalents and restricted cash of held-for-sale businesses	(45)	(57)
Total increase (decrease) in cash, cash equivalents and restricted cash	535	(50)
Cash, cash equivalents and restricted cash, beginning	1,572	2,003
Cash, cash equivalents and restricted cash, ending	$2,107	$1,953
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$458	$478
Cash payments for income taxes, net of refunds	176	236
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partial reinvestment of consideration from the sPower transaction (see Note 7)	—	58

See Notes to Condensed Consolidated Financial Statements.

8 | Notes to Condensed Consolidated Financial Statements | June 30, 2020 and 2019

Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2020 and 2019
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of expected results for the year ending December 31, 2020. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2019 audited consolidated financial statements and notes thereto, which are included in the 2019 Form 10-K filed with the SEC on February 27, 2020 (the “2019 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,417	$1,029
Restricted cash	364	336
Debt service reserves and other deposits	326	207
Cash, Cash Equivalents, and Restricted Cash	$2,107	$1,572

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

9 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

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
The Company applied the modified retrospective method of adoption for ASC 326. Under this transition method, the Company applied the transition provisions starting at the date of adoption. The cumulative effect of the adoption of ASC 326 on our January 1, 2020 Condensed Consolidated Balance Sheet was as follows (in millions):

Condensed Consolidated Balance Sheet	Balance at December 31, 2019	Adjustments Due to ASC 326	Balance at January 1, 2020
Assets
Accounts receivable, net of allowance for doubtful accounts of $20	$1,479	$—	$1,479
Other current assets (1)	802	(2)	800
Deferred income taxes	156	9	165
Loan receivable, net of allowance of $32	1,351	(32)	1,319
Other noncurrent assets (2)	1,635	(30)	1,605
Liabilities and Equity
Accumulated deficit	$(692)	$(39)	$(731)
Noncontrolling interests	2,233	(16)	2,217
_________________________

(1)	Other current assets include the short-term portion of the Mong Duong loan receivable.

(2)	Other noncurrent assets include Argentina financing receivables.
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
Argentina — Exposure to CAMMESA, the administrator of the wholesale energy market in Argentina, is the driver of credit reserves in Argentina. As discussed in Note 7 of the Company’s 2019 Form 10-K, the Company has credit exposures through the FONINVEMEM Agreements, other agreements related to resolutions passed by the Argentine government in which AES Argentina will receive compensation for investments in new generation plants and technologies, as well as regular accounts receivable balances. The timing of collections depends on corresponding agreements and collectability of these receivables are assessed on an ongoing basis.
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

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

Other financial assets — Application of ASC 326 to the Company’s $1.5 billion of trade accounts receivable and $326 million of available-for-sale debt securities at January 1, 2020 did not result in any material adjustments, primarily due to the short-term duration and high turnover of these financial assets. Additionally, a large portion of our trade accounts receivables and amounts reserved for doubtful accounts under legacy GAAP arise from arrangements accounted for as an operating lease under ASC 842, which are excluded from the scope of ASC 326.
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
The following table represents the rollforward of the allowance for credit losses from January 1, 2020 to June 30, 2020 (in millions):

Rollforward of CECL Reserves by Portfolio Segment	Reserve at January 1, 2020	Current Period Provision	Write-offs charged against allowance	Recoveries Collected	Foreign Exchange	Reserve at June 30, 2020
Accounts Receivable (1)	$4	$10	$(7)	$5	$—	$12
Mong Duong Loan Receivable	34	—	—	(1)	—	33
Argentina Receivables	29	2	—	(1)	(4)	26
Other	1	—	—	—	—	1
Total CECL Reserves	$68	$12	$(7)	$3	$(4)	$72
_____________________________

(1)
Excludes operating lease receivable allowances and contractual dispute allowances of $16 million and $6 million as of January 1, 2020 and June 30, 2020, respectively. Those reserves are not in scope under ASC 326.

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
		Effective for all entities as of March 12, 2020 through December 31, 2022.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
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

Transition Method: various
		January 1, 2021. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	June 30, 2020	December 31, 2019
Fuel and other raw materials	$254	$230
Spare parts and supplies	250	257
Total	$504	$487

3. ASSET RETIREMENT OBLIGATIONS
The Company uses the cost approach to determine the initial value of ARO liabilities, which is estimated by discounting expected cash outflows to their present value using market-based rates at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information,

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

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

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$360	$—	$360	$—	$326	$—	$326
EQUITY SECURITIES:
Mutual funds	23	48	—	71	22	61	—	83
DERIVATIVES:
Interest rate derivatives	—	—	—	—	—	31	—	31
Foreign currency derivatives	—	20	76	96	—	17	93	110
Commodity derivatives	—	81	3	84	—	28	2	30
Total derivatives — assets	—	101	79	180	—	76	95	171
TOTAL ASSETS	$23	$509	$79	$611	$22	$463	$95	$580
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$507	$286	$793	$—	$144	$184	$328
Cross-currency derivatives	—	22	23	45	—	10	11	21
Foreign currency derivatives	—	46	—	46	—	44	—	44
Commodity derivatives	—	63	2	65	—	29	2	31
Total derivatives — liabilities	—	638	311	949	—	227	197	424
TOTAL LIABILITIES	$—	$638	$311	$949	$—	$227	$197	$424

As of June 30, 2020, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three and six months ended June 30, 2019, and as of January 1, 2020, credit-related impairments are recognized in earnings under ASC 326. See Note 1—Financial Statement Presentation for further information. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross proceeds from sale of available-for-sale securities	$55	$176	$313	$324
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

Three Months Ended June 30, 2020	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at April 1	$(269)	$(29)	$99	$—	$(199)
Total realized and unrealized gains (losses):
Included in earnings	—	—	(7)	—	(7)
Included in other comprehensive income — derivative activity	(21)	5	(7)	—	(23)
Included in regulatory (assets) liabilities	—	—	—	1	1
Settlements	10	1	(9)	—	2
Transfers of assets (liabilities), net into Level 3	(6)	—	—	—	(6)
Balance at June 30	$(286)	$(23)	$76	$1	$(232)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(16)	$—	$(16)

Three Months Ended June 30, 2019	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at April 1	$(182)	$—	$194	$2	$14
Total realized and unrealized gains (losses):
Included in earnings	(1)	—	(1)	1	(1)
Included in other comprehensive income — derivative activity	(75)	—	—	—	(75)
Included in regulatory (assets) liabilities	—	—	—	1	1
Settlements	2	—	(1)	—	1
Transfers of assets (liabilities), net into Level 3	(1)	—	—	—	(1)
Transfers of assets out of Level 3	14	—	—	—	14
Balance at June 30	$(243)	$—	$192	$4	$(47)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(2)	$1	$(1)

Six Months Ended June 30, 2020	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(184)	$(11)	$94	$(1)	$(102)
Total realized and unrealized gains (losses):
Included in earnings	2	—	2	1	5
Included in other comprehensive income — derivative activity	(71)	(14)	1	—	(84)
Included in regulatory (assets) liabilities	—	—	—	2	2
Settlements	10	2	(21)	(1)	(10)
Transfers of assets (liabilities), net into Level 3	(43)	—	—	—	(43)
Balance at June 30	$(286)	$(23)	$76	$1	$(232)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(13)	$1	$(12)

Six Months Ended June 30, 2019	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(140)	$—	$199	$4	$63
Total realized and unrealized gains (losses):
Included in earnings	(1)	—	(5)	1	(5)
Included in other comprehensive income — derivative activity	(88)	—	—	—	(88)
Included in regulatory (assets) liabilities	—	—	—	(1)	(1)
Settlements	4	—	(2)	—	2
Transfers of assets (liabilities), net into Level 3	(23)	—	—	—	(23)
Transfers of (assets) liabilities, net out of Level 3	5	—	—	—	5
Balance at June 30	$(243)	$—	$192	$4	$(47)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(6)	$—	$(6)

The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of June 30, 2020 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(286)	Subsidiaries’ credit spreads	1.8% - 5.7% (5.2%)
Cross-currency	(23)	Subsidiaries’ credit spreads	3.2%
Foreign currency:
Argentine peso	76	Argentine peso to U.S. dollar currency exchange rate after one year	111 - 805 (356)
Commodity:
Other	1
Total	$(232)

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

For interest rate derivatives and foreign currency derivatives, increases (decreases) in the estimates of the Company’s own credit spreads would decrease (increase) the value of the derivatives in a liability position. For foreign currency derivatives, increases (decreases) in the estimate of the above exchange rate would increase (decrease) the value of the derivative.
Nonrecurring Measurements
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense, shown as pre-tax loss below, is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount and is included in Asset impairment expense or Other non-operating expense, as applicable, on the Condensed Consolidated Statements of Operations. The following table summarizes our major categories of assets measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Six Months Ended June 30, 2020			Level 1	Level 2	Level 3
Equity method investments:
OPGC (2)	03/31/2020	$195	$—	$—	$152	$43
OPGC (3)	06/30/2020	272	—	104	—	158

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Six Months Ended June 30, 2019			Level 1	Level 2	Level 3
Dispositions and held-for-sale businesses: (4)
Kilroot and Ballylumford	04/12/2019	$232	$—	$118	$—	$115
_____________________________

(1)	Represents the carrying values at the dates of measurement, before fair value adjustment.

(2)	Excludes $115 million of cumulative translation adjustment (debit balance) in the carrying value.

(3)	Includes $114 million of cumulative translation adjustment (debit balance) in the carrying value. Pre-tax loss is limited to the carrying value of the equity method investment excluding CTA.

(4)
Per the Company’s policy, pre-tax loss is limited to the impairment of long-lived assets. Any additional losses are recognized on completion of the sale. See Note 18—Held-for-Sale and Dispositions for further information.

The following table summarizes the significant unobservable inputs used in the Level 3 measurement of equity method investments on a nonrecurring basis during the six months ended June 30, 2020 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Equity method investments:
OPGC (1)	$152	Expected present value	Annual dividend growth	-25% to 40% (2%)
			Weighted-average cost of equity	12%
_____________________________

(1)
Fair value measurement performed as of March 31, 2020, which included the Level 3 inputs shown above. The fair value measurement performed at June 30, 2020 included only Level 2 inputs; therefore, it is not included in this table.

Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

		June 30, 2020
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$153	$210	$—	$—	$210
Liabilities:	Non-recourse debt	17,680	19,060	—	16,203	2,857
	Recourse debt	3,693	2,186	—	2,186	—

		December 31, 2019
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$98	$145	$—	$—	$145
Liabilities:	Non-recourse debt	16,712	16,579	—	15,804	775
	Recourse debt	3,396	3,529	—	3,529	—
_____________________________

(1)
These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and amounts impacted by the Stabilization Fund enacted by the Chilean government, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $10 million and $11 million as of June 30, 2020 and December 31, 2019, respectively.

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivative Instruments and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2019 Form 10-K.
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of June 30, 2020, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate (LIBOR and EURIBOR)	$5,852	2047
Cross-currency swaps (Chilean Unidad de Fomento and Chilean peso)	229	2029
Foreign Currency:
Argentine peso	73	2026
Chilean peso	147	2022
Colombian peso	125	2022
Mexican peso	202	2020
Euro	91	2022
Others, primarily with weighted average remaining maturities of a year or less	26	2022

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	60	2020
Power (in MWhs)	5	2024
Coal (in Tons or Metric Tons)	9	2027

Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of the periods indicated (in millions):

Fair Value	June 30, 2020			December 31, 2019
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$—	$—	$—	$31	$—	$31
Foreign currency derivatives	26	70	96	31	79	110
Commodity derivatives	—	84	84	—	30	30
Total assets	$26	$154	$180	$62	$109	$171
Liabilities
Interest rate derivatives	$783	$10	$793	$323	$5	$328
Cross-currency derivatives	45	—	45	21	—	21
Foreign currency derivatives	22	24	46	22	22	44
Commodity derivatives	—	65	65	2	29	31
Total liabilities	$850	$99	$949	$368	$56	$424

	June 30, 2020		December 31, 2019
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$125	$478	$72	$126
Noncurrent	55	471	99	298
Total	$180	$949	$171	$424

Credit Risk-Related Contingent Features (1)	June 30, 2020
Present value of liabilities subject to collateralization	$32
Cash collateral held by third parties or in escrow	32

_____________________________

(1)	Based on the credit rating of certain subsidiaries

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(137)	$(170)	$(624)	$(264)
Equity in earnings	—	—	(43)	—
Cross-currency derivatives	3	4	(36)	9
Foreign currency derivatives	(2)	3	(14)	6
Commodity derivatives	4	(1)	4	(1)
Total	$(132)	$(164)	$(713)	$(250)
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(102)	$(9)	$(117)	$(17)
Cross-currency derivatives	2	(1)	(15)	6
Foreign currency derivatives	(5)	—	(13)	(11)
Commodity derivatives	2	—	2	—
Total	$(103)	$(10)	$(143)	$(22)
Loss reclassified from AOCL to earnings due to discontinuance of hedge accounting (1)	$—	$2	$—	$2
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$—	$(2)	$—	$(4)
Foreign currency derivatives	(18)	11	22	6
Commodity derivatives and other	—	2	6	4
Total	$(18)	$11	$28	$6

_____________________________

(1)	Cash flow hedge was discontinued on a cross-currency swap because the underlying debt was prepaid.
AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended June 30, 2021 by $121 million, primarily due to interest rate derivatives.
6. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions). As the Company applied the modified retrospective method of adoption for ASC 326 effective January 1, 2020, CECL reserves are included in the receivable balance as of June 30, 2020. See Note 1—Financial Statement Presentation for further information.

	June 30, 2020			December 31, 2019
	Gross Receivable	Allowance	Net Receivable	Receivable
Chile	$88	$—	$88	$33
Argentina	56	12	44	64
U.S.	18	—	18	—
Other	13	—	13	12
Total	$175	$12	$163	$109

Chile — AES Gener has recorded noncurrent receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government in October 2019. Historically, the government updated the prices for these contracts every six months to reflect the indexation the contracts have to exchange rates and commodities prices. The Stabilization Fund does not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated into pricing in 2023. Consequently, costs incurred in excess of the July 1, 2019 price will be accumulated and borne by generators. It is expected that these noncurrent receivables will be collected prior to December 31, 2027. A portion of the Chile noncurrent receivables relates to the extension of existing PPAs with the addition of renewable energy, resulting in a discount for the remaining original contract period and additional quantities for an extended period.
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

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

these receivables once the recognition criteria have been met. The Company’s collection estimates are based on assumptions that it believes to be reasonable, but are inherently uncertain. Actual future cash flows could differ from these estimates.
United States — In March 2020, the Company completed the sale and leaseback of land held by AES Redondo Beach, a gas-fired generating facility in California. A portion of the sale proceeds were deferred over a future period. It is expected that the noncurrent receivables will be collected by December 2021. See Note 18—Held-for-Sale and Dispositions for further information about the sale.
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates		Majority-Owned Unconsolidated Subsidiaries
Six Months Ended June 30,	2020	2019	2020	2019
Revenue	$939	$481	$1	$43
Operating margin	153	55	(1)	(1)
Net income (loss)	11	(30)	(2)	(6)

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
In March 2020, management’s updated estimate of fair value was $152 million and the Company then recognized an additional other-than-temporary impairment of $43 million due to the current economic slowdown.
In June 2020, the Company agreed to sell its entire 49% stake in OPGC resulting in an additional other-than-temporary impairment of $158 million. Total other-than-temporary impairment for the six months ended June 30, 2020 was $201 million recognized in Other non-operating expense. The sale is expected to close in the first quarter of 2021. The OPGC equity method investment is reported in the Eurasia SBU reportable segment.
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
8. DEBT
Recourse Debt
During the first quarter of 2020, the Company drew $840 million on revolving lines of credit at the Parent Company, of which approximately $250 million was used to enhance our liquidity position due to the uncertain economic conditions surrounding the COVID-19 pandemic and the remaining $590 million was used for other general corporate purposes. In the second quarter of 2020, the Parent Company repaid approximately $350 million on these revolving lines of credit. As of June 30, 2020, we had approximately $455 million of outstanding indebtedness on the Parent Company credit facility at a weighted average interest rate of 1.88%.
In May 2020, the Company issued $900 million aggregate principal of 3.30% senior secured notes due in 2025 and $700 million of 3.95% senior secured notes due in 2030. The Company used the net proceeds from these issuances to purchase via tender offer a portion of the 4.00% senior notes due in 2021, the 4.50% senior notes due in 2023, and the 4.875% senior notes due in 2023. Subsequent to the tender offers, the Company redeemed the remaining balance of its 4.00% and 4.875% senior notes due in 2021 and 2023, respectively, and $7 million of the remaining 4.50% senior notes due in 2023. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $37 million.

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

Non-Recourse Debt
During the six months ended June 30, 2020, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Repayments
Southland (1)	Q1, Q2	$283	$—
Gener	Q1, Q2	90	(8)
IPALCO	Q2	475	(470)
DPL	Q2	415	—
Mong Duong	Q2	150	—
Tietê	Q2	95	(1)

_____________________________

(1)	Issuances relate to the June 2017 long-term non-recourse debt financing to fund the Southland repowering construction projects.
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
In June 2020, DPL issued $415 million aggregate principal of 4.125% senior secured notes due in 2025. In July 2020, the net proceeds from the issuance were used to prepay the outstanding principal of $380 million of its 7.25% senior unsecured notes due in 2021.
IPALCO — In April 2020, IPALCO issued $475 million aggregate principal of 4.25% senior secured notes due in 2030. The net proceeds from the issuance were used to prepay the outstanding principal of $405 million of its 3.45% senior unsecured notes and a $65 million term loan both due in July 2020. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $2 million for the six months ended June 30, 2020.
Non-Recourse Debt in Default — The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of June 30, 2020. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$268	$260
AES Ilumina (Puerto Rico)	Covenant	32	26
AES Jordan Solar	Covenant	6	2
Total		$306

The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of June 30, 2020, the Company had no defaults which resulted in, or were at risk of triggering, a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
9. COMMITMENTS AND CONTINGENCIES
Guarantees, Letters of Credit and Commitments — In connection with certain project financings, acquisitions and dispositions, power purchases and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to no more than 15 years.
The following table summarizes the Parent Company’s contingent contractual obligations as of June 30, 2020. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$1,243	63	$0 — 157
Letters of credit under the unsecured credit facility	238	5	$1 — 211
Letters of credit under the senior secured credit facility	27	30	$0 — 6
Total	$1,508	98

During the six months ended June 30, 2020, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For each of the periods ended June 30, 2020 and December 31, 2019, the Company recognized liabilities of $4 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of June 30, 2020. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $12 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $31 million and $55 million as of June 30, 2020 and December 31, 2019, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2020. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $265 million and $313 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

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
The following table presents lease revenue from operating leases in which the Company is the lessor for the six months ended June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Income	2020	2019	2020	2019
Total Lease Revenue	$153	$155	$288	$308
Less: Variable Lease Payments	23	24	34	36
Total Non-Variable Lease Revenue	$130	$131	$254	$272

The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of June 30, 2020. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of June 30, 2020 for the remainder of 2020 through 2024 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2020	$1	$255
2021	2	475
2022	2	459
2023	2	396
2024	2	396
Thereafter	38	1,425
Total	$47	$3,406
Less: Imputed interest	(25)
Present value of total lease receipts	$22

11. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	June 30, 2020	December 31, 2019
IPALCO common stock	$618	$618
Colon quotas (1)	197	210
IPL preferred stock	60	60
Total redeemable stock of subsidiaries	$875	$888

 _____________________________

(1)	Characteristics of quotas are similar to common stock.
Colon — Our partner in Colon made capital contributions of $10 million during the six months ended June 30, 2019. No contributions were made in 2020. Any subsequent adjustments to allocate earnings and dividends to our partner, or measure the investment at fair value, will be classified as temporary equity each reporting period as it is probable that the shares will become redeemable.

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

12. EQUITY
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the six months ended June 30, 2020 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,721)	$(470)	$(38)	$(2,229)
Other comprehensive loss before reclassifications	(77)	(505)	—	(582)
Amount reclassified to earnings	(2)	121	—	119
Other comprehensive loss	(79)	(384)	—	(463)
Reclassification from NCI due to Gener share repurchases	—	(1)	—	(1)
Balance at the end of the period	$(1,800)	$(855)	$(38)	$(2,693)

Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Foreign currency translation adjustment, net
	Loss on disposal and sale of business interests	$2	$(23)	$2	$(23)
	Net income (loss) attributable to The AES Corporation	$2	$(23)	$2	$(23)

Derivative gains (losses), net
	Non-regulated revenue	$(1)	$—	$(1)	$—
	Non-regulated cost of sales	2	(1)	1	(10)
	Interest expense	(103)	(7)	(119)	(15)
	Loss on disposal and sale of business interests	—	1	—	1
	Foreign currency transaction gains (losses)	—	(2)	(23)	3
	Income from continuing operations before taxes and equity in earnings of affiliates	(102)	(9)	(142)	(21)
	Income tax expense	25	2	33	4
	Net equity in earnings (losses) of affiliates	(1)	(2)	(1)	(2)
	Income (loss) from continuing operations	(78)	(9)	(110)	(19)
	Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(17)	1	(11)	1
	Net income (loss) attributable to The AES Corporation	$(95)	$(8)	$(121)	$(18)
Amortization of defined benefit pension actuarial loss, net
	Other expense	$(1)	$—	$(1)	$(1)
	Loss on disposal and sale of business interests	—	(26)	—	(26)
	Income from continuing operations before taxes and equity in earnings of affiliates	(1)	(26)	(1)	(27)
	Income tax expense	1	—	1	—
	Income (loss) from continuing operations	—	(26)	—	(27)
	Net income (loss)	—	(26)	—	(27)
	Net income (loss) attributable to The AES Corporation	$—	$(26)	$—	$(27)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(93)	$(57)	$(119)	$(68)

Common Stock Dividends — The Parent Company paid dividends of $0.1433 per outstanding share to its common stockholders during the first and second quarters of 2020 for dividends declared in December 2019 and February 2020, respectively.
On July 17, 2020, the Board of Directors declared a quarterly common stock dividend of $0.1433 per share payable on August 18, 2020, to shareholders of record at the close of business on August 3, 2020.
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

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2020	2019	2020	2019
US and Utilities SBU	$913	$976	$1,884	$1,995
South America SBU	711	765	1,423	1,610
MCAC SBU	381	478	813	928
Eurasia SBU	214	265	439	604
Corporate and Other	114	16	142	25
Eliminations	(116)	(17)	(146)	(29)
Total Revenue	$2,217	$2,483	$4,555	$5,133

	Three Months Ended June 30,		Six Months Ended June 30,
Total Adjusted PTC	2020	2019	2020	2019
Income from continuing operations before taxes and equity in earnings of affiliates	$105	$118	$425	$472
Add: Net equity in earnings (losses) of affiliates	8	5	6	(1)
Less: Income from continuing operations before taxes, attributable to noncontrolling interests	(118)	(71)	(237)	(180)
Pre-tax contribution	(5)	52	194	291
Unrealized derivative and equity securities losses (gains)	14	6	(2)	9
Unrealized foreign currency losses (gains)	(12)	7	(3)	18
Disposition/acquisition losses	29	5	30	14
Impairment expense	168	121	221	123
Loss on extinguishment of debt	44	49	48	57
Total Adjusted PTC	$238	$240	$488	$512

	Three Months Ended June 30,		Six Months Ended June 30,
Total Adjusted PTC	2020	2019	2020	2019
US and Utilities SBU	$57	$118	$128	$240
South America SBU	140	106	259	221
MCAC SBU	66	63	144	113
Eurasia SBU	49	39	93	95
Corporate and Other	(85)	(84)	(143)	(156)
Eliminations	11	(2)	7	(1)
Total Adjusted PTC	$238	$240	$488	$512

Total Assets	June 30, 2020	December 31, 2019
US and Utilities SBU	$14,236	$13,334
South America SBU	11,408	11,314
MCAC SBU	4,993	4,770
Eurasia SBU	3,587	3,990
Corporate and Other	342	240
Total Assets	$34,566	$33,648

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended June 30, 2020
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$610	$—	$—	$—	$—	$610
Other regulated revenue	14	—	—	—	—	14
Total regulated revenue	624	—	—	—	—	624
Non-Regulated Revenue
Revenue from contracts with customers	201	708	356	156	(2)	1,419
Other non-regulated revenue (1)	88	3	25	58	—	174
Total non-regulated revenue	289	711	381	214	(2)	1,593
Total revenue	$913	$711	$381	$214	$(2)	$2,217

	Three Months Ended June 30, 2019
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$706	$—	$—	$—	$—	$706
Other regulated revenue	18	—	—	—	—	18
Total regulated revenue	724	—	—	—	—	724
Non-Regulated Revenue
Revenue from contracts with customers	180	764	455	201	(2)	1,598
Other non-regulated revenue (1)	72	1	23	64	1	161
Total non-regulated revenue	252	765	478	265	(1)	1,759
Total revenue	$976	$765	$478	$265	$(1)	$2,483

	Six Months Ended June 30, 2020
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$1,313	$—	$—	$—	$—	$1,313
Other regulated revenue	23	—	—	—	—	23
Total regulated revenue	1,336	—	—	—	—	1,336
Non-Regulated Revenue
Revenue from contracts with customers	364	1,419	764	327	(4)	2,870
Other non-regulated revenue (1)	184	4	49	112	—	349
Total non-regulated revenue	548	1,423	813	439	(4)	3,219
Total revenue	$1,884	$1,423	$813	$439	$(4)	$4,555

	Six Months Ended June 30, 2019
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$1,484	$—	$—	$—	$—	$1,484
Other regulated revenue	25	—	—	—	—	25
Total regulated revenue	1,509	—	—	—	—	1,509
Non-Regulated Revenue
Revenue from contracts with customers	353	1,607	884	468	(2)	3,310
Other non-regulated revenue (1)	133	3	44	136	(2)	314
Total non-regulated revenue	486	1,610	928	604	(4)	3,624
Total revenue	$1,995	$1,610	$928	$604	$(4)	$5,133
_______________________________

(1)	Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $137 million and $117 million as of June 30, 2020 and December 31, 2019, respectively.
During the six months ended June 30, 2020 and 2019, we recognized revenue of $11 million and $7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Approximately $1.4 billion of contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected as a loan receivable, net of CECL reserve of $33 million, as of June 30, 2020.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of June 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was $12 million, primarily consisting of fixed consideration for the sale of renewable energy credits (“RECs”) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2020 and 2021, with the remainder recognized thereafter.
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

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Other Income	Gain on sale of assets (1)	$—	$—	$43	$—
	Gain on insurance proceeds (2)	—	12	—	35
	Other	9	6	11	13
	Total other income	$9	$18	$54	$48

Other Expense	Loss on sale and disposal of assets	$1	$9	$2	$14
	Non-service pension and other postretirement costs	1	5	1	9
	Other	1	—	4	3
	Total other expense	$3	$14	$7	$26

_____________________________

(1)	Primarily associated with the gain on sale of Redondo Beach land at Southland. See Note 18—Held-for-Sale and Dispositions for further information.

(2)	Associated with recoveries for property damage at the Andres facility in the Dominican Republic from a lightning incident in September 2018.
16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense by asset group for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Kilroot and Ballylumford	$—	$115	$—	$115
Other	—	1	6	1
Total	$—	$116	$6	$116

Kilroot and Ballylumford — In April 2019, the Company entered into an agreement to sell its entire 100% interest in the Kilroot coal and oil-fired plant and energy storage facility and the Ballylumford gas-fired plant in the United Kingdom. Upon meeting the held-for-sale criteria, the Company performed an impairment analysis and determined that the carrying value of the asset group of $232 million was greater than its fair value less costs to sell of $114 million. As a result, the Company recognized asset impairment expense of $115 million. The Company completed the sale of Kilroot and Ballylumford in June 2019. Prior to their sale, Kilroot and Ballylumford were reported in the Eurasia SBU reportable segment. See Note 18—Held-for-Sale and Dispositions for further information.
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and six months ended June 30, 2020 were 108% and 48%, respectively. The effective tax rates for the three and six months ended June 30, 2019 were 48% and 36%, respectively. The difference between the Company’s effective tax rates for the 2020 and 2019 periods and the U.S. statutory tax rate

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, and valuation allowance.
The impact of foreign currency devaluation in Mexico was approximately $13 million of discrete tax benefit for the six months ended June 30, 2020.
The Company recognized discrete tax expense of approximately $13 million and $21 million as a result of incremental capitalized interest in Chile for the three and six months ended June 30, 2020, respectively. Additionally, the Company recognized discrete tax expense of approximately $25 million as a result of incremental deferred taxes relating to DPL for the three and six months ended June 30, 2020.
18. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Itabo — In June 2020, the Company entered into an agreement to sell its 43% ownership interest in Itabo, a coal-fired plant and gas turbine in Dominican Republic, for $101 million. The sale is subject to regulatory approval and is expected to close in the fourth quarter of 2020. As of June 30, 2020, Itabo was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the Itabo facility as of June 30, 2020 was $194 million. Itabo is reported in the MCAC SBU reportable segment.
Jordan — In February 2019, the Company entered into an agreement to sell its 36% ownership interest in two generation plants, IPP1 and IPP4, and a solar plant in Jordan. In December 2019, the original sales agreement expired, and in April 2020, one of the potential buyers withdrew from the transaction due to the uncertain economic conditions surrounding the COVID-19 pandemic. The Company continues with an active process to complete the sale of its controlling interest in IPP1 and IPP4 and believes the sale remains probable. However, as of June 30, 2020, the solar plant no longer met the held-for-sale criteria. As such, the solar plant was reclassified as held and used as of June 30, 2020. The generation plants remain classified as held-for-sale, but do not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of June 30, 2020 was $153 million. Jordan is reported in the Eurasia SBU reportable segment.
Pre-tax income attributable to AES of businesses held-for-sale was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Itabo	$8	$6	$19	$14
Jordan	5	5	10	8
Total	$13	$11	$29	$22

Dispositions
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
In May 2020, the arbitrator issued a final decision in favor of the Affiliates, awarding the Affiliates a net amount of damages of approximately $45 million, which has been collected. AES recorded the remaining $30 million as a loss on sale during the quarter ended June 30, 2020. Prior to their transfer, the Kazakhstan HPPs were reported in the Eurasia SBU reportable segment.
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

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

Kilroot and Ballylumford — In June 2019, the Company completed the sale of its entire 100% interest in the Kilroot coal and oil-fired plant and energy storage facility and the Ballylumford gas-fired plant in the United Kingdom for $118 million, resulting in a pre-tax loss on sale of $33 million primarily due to the write-off of cumulative translation adjustments and accumulated other comprehensive income balances. The sale did not meet the criteria to be reported as discontinued operations. Prior to the sale, Kilroot and Ballylumford were reported in the Eurasia SBU reportable segment. See Note 16—Asset Impairment Expense for further information.
Shady Point — In May 2019, the Company completed the sale of Shady Point, a U.S. coal-fired generating facility, for $29 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Shady Point was reported in the US and Utilities SBU reportable segment.
Excluding any impairment charges or gain/loss on sale, pre-tax loss attributable to AES of disposed businesses was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2019	2019
Kilroot and Ballylumford	$(5)	$(1)
Shady Point	(2)	(3)
Total	$(7)	$(4)

19. ACQUISITIONS
Penonome I — In May 2020, AES Panama completed the acquisition of the Penonome I wind farm from Goldwind International for $80 million. The transaction was accounted for as an asset acquisition, therefore the consideration transferred, plus transaction costs, was allocated to the individual assets and liabilities assumed based on their relative fair values. Any differences arising from post-closing adjustments will be allocated accordingly. Penonome I is reported in the MCAC SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and six months ended June 30, 2020 and 2019, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended June 30,	2020			2019
(in millions, except per share data)	Loss	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$(86)	665	$(0.13)	$16	664	$0.02
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	—	—	—	3	—
DILUTED EARNINGS (LOSS) PER SHARE	$(86)	665	$(0.13)	$16	667	$0.02

Six Months Ended June 30,	2020			2019
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$58	665	$0.09	$170	663	$0.26
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	1	—
Restricted stock units	—	2	—	—	3	—
DILUTED EARNINGS PER SHARE	$58	668	$0.09	$170	667	$0.26

The calculation of diluted earnings per share excluded 2 million outstanding stock awards for the six months ended June 30, 2020, and 1 million outstanding stock awards for the three and six months ended June 30, 2019, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2020 and 2019

For the three months ended June 30, 2020, the calculation of diluted earnings per share excluded 5 million outstanding stock awards because their impact would be anti-dilutive given the loss from continuing operations. These stock awards could potentially dilute basic earnings per share in the future. Had the Company generated income, 2 million potential shares of common stock related to the stock awards would have been included in diluted weighted-average shares outstanding.
21. RISKS AND UNCERTAINTIES
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
For the three and six months ended June 30, 2020, COVID-19 had a moderate impact on the financial results and operations of the Company, as the economic impact of the pandemic was reflected throughout the second quarter. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.
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
Given the uncertainties in the global market caused by the COVID-19 pandemic, the Company assessed whether current events or circumstances indicated it was more likely than not the fair value of the Gener reporting unit was reduced below its carrying amount in the second quarter of 2020. After assessing the relevant factors, the Company determined there was no triggering event requiring a reassessment of goodwill impairment as of June 30, 2020. While the duration and severity of the impacts of the COVID-19 pandemic remain unknown, further deterioration in the global market could result in changes to assumptions utilized in the goodwill assessment.
The Company monitors its reporting units at risk of impairment for interim impairment indicators, and believes that the estimates and assumptions used in the calculations are reasonable as of June 30, 2020. Should the fair value of any of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, regulatory changes, or other adverse conditions, goodwill impairment charges may be necessary in future periods.
22. SUBSEQUENT EVENTS
Tietê — On July 27, 2020, BNDES accepted AES Holdings Brazil Ltd.’s binding offer to acquire an additional 18.5% ownership in AES Tietê for approximately $250 million, with the majority of funding provided by previously secured non-recourse debt financing from a consortium of Brazilian banks. This transaction closed on August 5, 2020, which increased the Company’s ownership of AES Tietê to 42.9%.

27 | The AES Corporation | June 30, 2020 Form 10-Q

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
Executive Summary
Compared with last year, second quarter diluted earnings per share from continuing operations decreased $0.15 to a loss of $0.13. This decrease reflects higher impairments and losses on sales in the current period, a higher effective tax rate, lower contributions from our US and Utilities SBU primarily driven by the realization of the anticipated impact of COVID-19 on demand and lower regulated rates as a result of the changes in DP&L’s ESP, and prior year gains on foreign currency derivatives; partially offset by a positive impact in Chile due to incremental capitalized interest and higher margins at our MCAC SBU largely due to higher availability and improved hydrology in Panama.
Adjusted EPS, a non-GAAP measure, decreased $0.01 to $0.25, mainly due to lower contributions from our US and Utilities SBU primarily driven by the realization of the anticipated impact of COVID-19 on demand and lower regulated rates as a result of the changes in DP&L’s ESP, partially offset by a positive impact in Chile due to incremental capitalized interest.
Compared with last year, diluted earnings per share from continuing operations for the six months ended June 30, 2020 decreased $0.17 to $0.09. This decrease reflects higher impairments and losses on sales in the current period, lower contributions from our US and Utilities SBU primarily driven by the realization of the anticipated impact of COVID-19 on demand and lower regulated rates as a result of the changes in DP&L’s ESP, and prior year insurance proceeds in the Dominican Republic; partially offset by higher margins at our MCAC SBU largely due to higher availability and improved hydrology in Panama, a gain on sale of land in the U.S., and a positive impact in

28 | The AES Corporation | June 30, 2020 Form 10-Q

Chile due to incremental capitalized interest.
Adjusted EPS, a non-GAAP measure, increased $0.01 to $0.54, mainly due to higher margins at our MCAC SBU largely due to higher availability and improved hydrology in Panama, a gain on sale of land in the U.S., a positive impact in Chile due to incremental capitalized interest, and a lower adjusted tax rate; partially offset by lower contributions from our US and Utilities SBU primarily driven by the realization of the anticipated impact of COVID-19 on demand and lower regulated rates as a result of the changes in DP&L’s ESP, and prior year insurance proceeds in the Dominican Republic.

29 | The AES Corporation | June 30, 2020 Form 10-Q

The AES Corporation

A diversified power generation and utility company

115 GENERATION FACILITIES

31,828 GROSS MW

6 UTILITY COMPANIES

34,363 GWH [2]

Three months ended June 30,	2020	2019
Diluted earnings (loss) per share	$ (0.13)	$ 0.02
Adjusted EPS [1]	0.25	0.26

Six months ended June 30,	2020	2019
Diluted earnings per share	$ 0.09	$ 0.26
Adjusted EPS [1]	0.54	0.53

Safety is our first value and a top priority

Operating Margin (in millions)

YTD
QTD
$1,031
$524
$1,088
$502
Q2 2020
Q2 2019

Adjusted PTC [1] (in millions)

$488
$238
$512
$240
Q2 2020
Q2 2019

Operating Cash Flow (in millions)

$820
$447
$1,014
$324
Q2 2020
Q2 2019

KEY EVENTS

- Awarded or signed PPAs for 1.5 GW of renewables
- Executed sale agreements for 2 GW of coal generation
- Fluence awarded 411 MW of energy storage in year-to-date 2020, bringing total backlog to 1.6 GW

STRATEGIC OUTLOOK

- 100% renewables backlog of 6,191 MW
- Sign 2-3 GW of renewable PPAs annually through 2022
- Targeting a reduction in coal-fired generation below 30% of total generation by year-end 2020

UNDER CONSTRUCTION

20 PLANTS

2,092 MW

Renewable Type

40%
28%
7%
25%
Solar
Wind
Energy Storage
Hydro

CONTRACTED RENEWABLES BACKLOG

3,683 MW SIGNED PPAs NOT YET UNDER CONSTRUCTION

&

416 MW AWARDED

Renewable Type

41%
43%
16%
Solar
Wind
Energy Storage

(1) See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2019.

30 | The AES Corporation | June 30, 2020 Form 10-Q

Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in sustainable growth and innovative solutions. The Company is taking advantage of favorable trends in clean power generation, transmission and distribution, and LNG infrastructure to deliver superior results.
Sustainable Growth: Through its presence in key growth markets, AES is well-positioned to benefit from the global transition toward a more sustainable power generation mix.

•	In year-to-date 2020, the Company completed construction of 1,437 MW of new projects, including:

◦	1,299 MW Southland repowering project in Southern California;

◦	100 MW Vientos Bonaerenses wind facility in Argentina;

◦	28 MW of solar and solar plus storage in the U.S. at AES Distributed Energy; and

◦	10 MW Alfalfal Virtual Reservoir energy storage facility in Chile.

•	In year-to-date 2020, the Company was awarded or signed 1,537 MW of renewables and energy storage under long-term PPAs, including 852 MW in the second quarter of 2020:

◦	589 MW of energy storage, solar and solar plus storage in the U.S.;

◦	581 MW of wind and solar at AES Gener in Chile and Colombia;

◦	187 MW of wind at AES Tietê in Brazil;

◦	109 MW of wind in Mexico; and

◦	71 MW of wind and solar in Panama.

•	The Company's backlog of 6,191 MW of renewables now includes:

◦	2,092 MW under construction and expected on-line through 2021;

◦	3,683 MW of renewables signed under long-term PPAs; and

◦	416 MW awarded.

•	The Company is on track to reduce its coal-fired generation to below 30% of total generation volume by year-end 2020 (proforma for asset sales announced in 2020) and to less than 10% by year-end 2030.

◦
In the second quarter of 2020, the Company signed agreements to sell three coal-fired plants (2,000 MW) in India and the Dominican Republic, which will decrease the Company's generation from coal by 11 percentage points, to approximately 34% of its total generation.

•	In August 2020, the Company acquired an additional 18.5% interest in AES Tietê in Brazil, bringing its total interest to 43%.

◦	This transaction will strengthen the Company’s renewable portfolio and reinforces the substantial progress the Company is making toward achieving its aggressive decarbonization targets.
Innovative Solutions: The Company is developing and deploying innovative solutions such as battery-based energy storage, digital customer interfaces and energy management.

•	Fluence, the Company's joint venture with Siemens, is the global leader in the fast-growing energy storage market, which is expected to increase by 15 to 20 GW annually.

◦	Fluence has a total backlog of 1.6 GW.

•
In July 2020, the Company acquired a 25% stake in 5B, a prefabricated solar solution provider whose patented technology allows solar projects to be installed up to three times faster, while using half the land to achieve the same solar output.

Superior Results: By investing in sustainable growth and offering innovative solutions to customers, the Company is transforming its business mix to deliver superior results.

•	The Company has a resilient and diversified portfolio of electric generation and utilities with credit-worthy offtakers and an average contract life of 14 years.

•
As of June 30, 2020, the Company had $3.5 billion of available liquidity. This includes $2.2 billion of cash and cash equivalents, restricted cash and short-term investments, as well as $1.3 billion available under committed credit lines.

31 | The AES Corporation | June 30, 2020 Form 10-Q

Review of Consolidated Results of Operations (unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	$ change	% change	2020	2019	$ change	% change
Revenue:
US and Utilities SBU	$913	$976	$(63)	-6%	$1,884	$1,995	$(111)	-6%
South America SBU	711	765	(54)	-7%	1,423	1,610	(187)	-12%
MCAC SBU	381	478	(97)	-20%	813	928	(115)	-12%
Eurasia SBU	214	265	(51)	-19%	439	604	(165)	-27%
Corporate and Other	114	16	98	NM	142	25	117	NM
Eliminations	(116)	(17)	(99)	NM	(146)	(29)	(117)	NM
Total Revenue	2,217	2,483	(266)	-11%	4,555	5,133	(578)	-11%
Operating Margin:
US and Utilities SBU	136	175	(39)	-22%	256	387	(131)	-34%
South America SBU	193	171	22	13%	370	387	(17)	-4%
MCAC SBU	134	107	27	25%	274	182	92	51%
Eurasia SBU	49	41	8	20%	100	104	(4)	-4%
Corporate and Other	15	9	6	67%	47	29	18	62%
Eliminations	(3)	(1)	(2)	NM	(16)	(1)	(15)	NM
Total Operating Margin	524	502	22	4%	1,031	1,088	(57)	-5%
General and administrative expenses	(40)	(49)	9	-18%	(78)	(95)	17	-18%
Interest expense	(218)	(273)	55	-20%	(451)	(538)	87	-16%
Interest income	64	82	(18)	-22%	134	161	(27)	-17%
Loss on extinguishment of debt	(40)	(51)	11	-22%	(41)	(61)	20	-33%
Other expense	(3)	(14)	11	-79%	(7)	(26)	19	-73%
Other income	9	18	(9)	-50%	54	48	6	13%
Loss on disposal and sale of business interests	(27)	(3)	(24)	NM	(27)	(7)	(20)	NM
Asset impairment expense	—	(116)	116	-100%	(6)	(116)	110	-95%
Foreign currency transaction gains (losses)	(6)	22	(28)	NM	18	18	—	—%
Other non-operating expense	(158)	—	(158)	NM	(202)	—	(202)	NM
Income tax expense	(113)	(57)	(56)	98%	(202)	(172)	(30)	17%
Net equity in earnings (losses) of affiliates	8	5	3	60%	6	(1)	7	NM
INCOME FROM CONTINUING OPERATIONS	—	66	(66)	-100%	229	299	(70)	-23%
Gain from disposal of discontinued businesses	3	1	2	NM	3	1	2	NM
NET INCOME	3	67	(64)	-96%	232	300	(68)	-23%
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(86)	(50)	(36)	72%	(171)	(129)	(42)	33%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(83)	$17	$(100)	NM	$61	$171	$(110)	-64%
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(86)	$16	$(102)	NM	$58	$170	$(112)	-66%
Income from discontinued operations, net of tax	3	1	2	NM	3	1	2	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(83)	$17	$(100)	NM	$61	$171	$(110)	-64%
Net cash provided by operating activities	$447	$324	$123	38%	$820	$1,014	$(194)	-19%
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

32 | The AES Corporation | June 30, 2020 Form 10-Q

Consolidated Revenue and Operating Margin
Three Months Ended June 30, 2020
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $266 million, or 11%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Excluding the unfavorable FX impact of $62 million, primarily in South America, this decrease was driven by:

•
$85 million in MCAC mainly driven by lower pass-through fuel prices in Mexico, lower contract and spot sales in the Dominican Republic, and lower contract prices driven by lower LNG index prices at the Colon combined cycle facility in Panama;

•
$63 million in US and Utilities mainly driven by a decrease in energy pass-through rates and lower demand due to the COVID-19 pandemic in El Salvador, lower regulated rates as a result of the changes in DP&L’s ESP, lower fuel revenues and lower retail sales demand at IPL mostly as a result of the COVID-19 pandemic, and at Southland driven by lower capacity sales due to the retirement of units, and a decrease in spot sales driven by lower demand. These decreases were partially offset by increased capacity sales at Southland Energy due to commencement of the PPAs; and

•	$49 million in Eurasia mainly driven by the sale of the Northern Ireland businesses in June 2019.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $22 million, or 4%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Excluding the unfavorable FX impact of $15 million, this increase was driven by:

•	$39 million in South America mainly driven by an expected recovery of previously expensed payments from customers in Chile, partially offset by lower margin in Colombia due to drier hydrology; and

•
$25 million in MCAC mainly in Panama driven by improved hydrology resulting in lower spot market purchases at lower prices, and higher availability due to the outage in 2019 related to Changuinola’s tunnel lining upgrade.

33 | The AES Corporation | June 30, 2020 Form 10-Q

These favorable impacts were partially offset by a decrease of $39 million in US & Utilities mainly driven by lower regulated rates as a result of the changes in DP&L’s ESP, lower capacity sales due to the retirement of units at Southland, and lower demand due to the COVID-19 pandemic in El Salvador.
Six Months Ended June 30, 2020
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $578 million, or 11%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. Excluding the unfavorable FX impact of $97 million, primarily in South America, this decrease was driven by:

•	$160 million in Eurasia mainly driven by the sale of the Northern Ireland businesses in June 2019;

•
$111 million in US and Utilities mainly driven by lower regulated rates as a result of the changes in DP&L’s ESP, lower fuel revenues at IPL, lower retail sales demand at both IPL and DPL primarily due to milder weather and COVID-19 pandemic impacts, and a decrease in energy pass-through rates in El Salvador. These decreases were partially offset by increased capacity sales due to the commencement of the PPAs and unrealized gains on derivatives at Southland Energy;

•
$109 million in South America mainly driven by drier hydrology and lower generation in Colombia due to a life extension project being performed at the Chivor hydro plant, lower pass-through coal prices in Chile, and lower energy and capacity prices (Resolution 31/2020) in Argentina, partially offset by an expected recovery of previously expensed payments from customers in Chile; and

•
$101 million in MCAC mainly driven by lower generation and volume pass-through fuel revenue in Mexico, lower market prices, spot sales and demand in the Dominican Republic, and lower PPA prices driven by lower LNG index prices at the Colon combined cycle facility in Panama.

Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $57 million, or 5%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. Excluding the unfavorable FX impact of $23 million, primarily in South America, this decrease was driven by:

•	$131 million in US and Utilities mostly due to lower regulated rates as a result of the changes in DP&L’s

34 | The AES Corporation | June 30, 2020 Form 10-Q

ESP and lower retail sales demand primarily due to milder weather, lower capacity sales due to the retirement of units at Southland, a favorable revision to the ARO at DPL in 2019, lower demand due to the COVID-19 pandemic in El Salvador, and increased rock ash disposal at Puerto Rico.
These unfavorable impacts were partially offset by an increase of $91 million in MCAC mostly in Panama due to the outage in 2019 related to Changuinola’s tunnel lining upgrade, improved hydrology, and higher availability at the Colon combined cycle facility, and in the Dominican Republic due to higher availability.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $9 million, or 18%, to $40 million for the three months ended June 30, 2020, compared to $49 million for the three months ended June 30, 2019, primarily due to a higher reallocation of information technology costs to the SBUs as cost of sales.
General and administrative expenses decreased $17 million, or 18%, to $78 million for the six months ended June 30, 2020, compared to $95 million for the six months ended June 30, 2019, primarily due to a higher reallocation of information technology costs to the SBUs as cost of sales and reduced people costs.
Interest expense
Interest expense decreased $55 million, or 20%, to $218 million for the three months ended June 30, 2020, compared to $273 million for the three months ended June 30, 2019 and decreased $87 million, or 16%, to $451 million for the six months ended June 30, 2020, compared to $538 million for the six months ended June 30, 2019. This decrease is primarily due to incremental capitalized interest in Chile and lower interest rates due to refinancing at the Parent Company and Tietê, partially offset by lower capitalized interest due to the commencement of operations at the Alamitos and Huntington Beach facilities in February 2020.
Interest income
Interest income decreased $18 million, or 22%, to $64 million for the three months ended June 30, 2020, compared to $82 million for the three months ended June 30, 2019 and decreased $27 million, or 17%, to $134 million for the six months ended June 30, 2020, compared to $161 million for the six months ended June 30, 2019. This decrease is primarily due to the decrease of the CAMMESA interest rate on receivables in Argentina, a lower loan receivable balance at Mong Duong, and a decreased accounts receivable balance in the Dominican Republic.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $11 million, or 22%, to $40 million for the three months ended June 30, 2020, compared to $51 million for the three months ended June 30, 2019. This decrease was primarily due to losses of $43 million at DPL in 2019 resulting from the redemption of senior notes, partially offset by a loss of $37 million at the Parent Company resulting from the redemption of senior notes in 2020.
Loss on extinguishment of debt decreased $20 million, or 33%, to $41 million for the six months ended June 30, 2020, compared to $61 million for the six months ended June 30, 2019. This decrease was primarily due to losses of $43 million at DPL in 2019 resulting from the redemption of senior notes and $11 million at Gener in 2019, partially offset by a loss of $37 million at the Parent Company resulting from the redemption of senior notes in 2020.
See Note 8—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income decreased $9 million, or 50%, to $9 million for the three months ended June 30, 2020, compared to $18 million for the three months ended June 30, 2019 primarily due to the prior year gain on insurance recoveries associated with property damage at the Andres facility.
Other income increased $6 million, or 13%, to $54 million for the six months ended June 30, 2020, compared to $48 million for the six months ended June 30, 2019. This increase was primarily due to the gain on sale of Redondo Beach land at Southland, partially offset by the prior year gain on insurance recoveries associated with property damage at the Andres facility.

35 | The AES Corporation | June 30, 2020 Form 10-Q

Other expense decreased $11 million, or 79%, to $3 million for the three months ended June 30, 2020, compared to $14 million for the three months ended June 30, 2019 and decreased $19 million, or 73%, to $7 million for the six months ended June 30, 2020, compared to $26 million for the six months ended June 30, 2019, primarily due to the disposal of tunnel lining at Changuinola in 2019.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Loss on disposal and sale of business interests
Loss on disposal and sale of business interests was $27 million for the three and six months ended June 30, 2020, primarily due to the settlement of arbitration related to the sale of the Kazakhstan HPPs.
Loss on disposal and sale of business interests was $3 million for the three months ended June 30, 2019 and $7 million for the six months ended June 30, 2019, primarily due to the loss on sale of Kilroot and Ballylumford, partially offset by the gain on sale of a portion of our interest in sPower’s operating assets.
See Note 18—Held-for-Sale and Dispositions and Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
There was no asset impairment expense during the three months ended June 30, 2020. Asset impairment expense was $116 million for the three months ended June 30, 2019, primarily due to a prior year impairment of $115 million as a result of Kilroot and Ballylumford being classified as held-for-sale.
Asset impairment expense decreased $110 million, or 95%, to $6 million for the six months ended June 30, 2020, compared to $116 million for the six months ended June 30, 2019, primarily due to a prior year impairment of $115 million as a result of Kilroot and Ballylumford being classified as held-for-sale. This decrease was partially offset by the current year abandonment of certain development projects no longer being pursued in Chile.
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Chile	$(12)	$(1)	$10	$1
Dominican Republic	7	(1)	9	(1)
Corporate	3	9	4	1
Argentina	(10)	11	(7)	14
Other	6	4	2	3
Total (1)	$(6)	$22	$18	$18
___________________________________________

(1)
Includes losses of $21 million and gains of $13 million on foreign currency derivative contracts for the three months ended June 30, 2020 and 2019, respectively, and gains of $18 million and $17 million on foreign currency derivative contracts for the six months ended June 30, 2020 and 2019, respectively.

The Company recognized net foreign currency transaction losses of $6 million for the three months ended June 30, 2020, primarily due to unrealized losses on foreign currency derivatives in South America due to the appreciating Colombian peso and losses on foreign currency derivatives in Argentina, partially offset by gains in the Dominican Republic due to the depreciating Dominican peso.
The Company recognized net foreign currency transaction gains of $18 million for the six months ended June 30, 2020, primarily due to realized gains on foreign currency derivatives in South America due to the depreciating Colombian peso and gains in the Dominican Republic due to the depreciating Dominican peso, partially offset by losses on foreign currency derivatives in Argentina.
The Company recognized net foreign currency transaction gains of $22 million for the three months ended June 30, 2019, primarily driven by realized gains on foreign currency derivatives related to government receivables in Argentina and gains at the Parent Company resulting from the appreciation of intercompany receivables denominated in Euro.
The Company recognized net foreign currency transaction gains of $18 million for the six months ended June 30, 2019, primarily driven by realized gains on foreign currency derivatives related to government receivables in Argentina.

36 | The AES Corporation | June 30, 2020 Form 10-Q

Other non-operating expense
Other non-operating expense was $158 million and $202 million for the three and six months ended June 30, 2020, respectively. In March 2020, the Company recognized a $43 million other-than-temporary impairment of the OPGC equity method investment due to the current economic slowdown. In June 2020, the Company agreed to sell its entire stake in the OPGC investment, resulting in an additional other-than-temporary impairment of $158 million. There were no other non-operating expenses during the three and six months ended June 30, 2019.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Income tax expense
Income tax expense increased $56 million, or 98%, to $113 million for the three months ended June 30, 2020, compared to $57 million for the three months ended June 30, 2019. The Company’s effective tax rates were 108% and 48% for the three months ended June 30, 2020 and 2019, respectively. This net increase in the effective tax rate was primarily due to the impact of the additional other-than-temporary impairment of the OPGC equity method investment, as well as incremental deferred taxes relating to DPL, both recorded in the second quarter of 2020.
Income tax expense increased $30 million, or 17%, to $202 million for the six months ended June 30, 2020, compared to $172 million for the six months ended June 30, 2019. The Company’s effective tax rates were 48% and 36% for the six months ended June 30, 2020 and 2019, respectively. This net increase in the effective tax rate was primarily due to the impact of both the aforementioned other-than-temporary impairment of the OPGC equity method investment and the incremental deferred taxes relating to DPL. These impacts were partially offset by the recognition of tax benefit related to a depreciating Peso in certain of our Mexican subsidiaries.
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
Net equity in earnings (losses) of affiliates
Net equity in earnings of affiliates increased $3 million, or 60%, to $8 million for the three months ended June 30, 2020, compared to $5 million for the three months ended June 30, 2019. This increase was primarily due to a $17 million increase in earnings at Guacolda as a result of lower depreciation expense due to the long-lived asset impairment recognized in October 2019, partially offset by a $13 million decrease in earnings at sPower due to the impairment of certain development projects.
Net equity in earnings of affiliates increased $7 million to earnings of $6 million for the six months ended June 30, 2020, compared to losses of $1 million for the six months ended June 30, 2019. This increase in earnings was primarily due to a $21 million increase in earnings at Guacolda as a result of lower depreciation expense and a $7 million increase in earnings on the Eólica Mesa La Paz project, which achieved commercial operations in December 2019, partially offset by a $17 million decrease in earnings at sPower due to the impairment of certain development projects.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries increased $36 million, or 72%, to $86 million for the three months ended June 30, 2020, compared to $50 million for the three months ended June 30, 2019. This increase was primarily due to:

•	Higher earnings in Chile mainly driven by lower interest expense due to incremental capitalized interest;

•	Lower interest expense due to lower interest rates at Tietê; and

•
Higher earnings in Panama primarily due to the prior year outage at Changuinola as a result of upgrading the tunnel lining, improved hydrology in 2020, and higher availability, higher energy sales margin and lower fixed costs at Colon.

These increases were partially offset by:

•	Lower earnings in Colombia due to drier hydrology at the Chivor hydroelectric plant; and

37 | The AES Corporation | June 30, 2020 Form 10-Q

•	Prior year gains on foreign currency derivatives in South America.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries increased $42 million, or 33%, to $171 million for the six months ended June 30, 2020, compared to $129 million for the six months ended June 30, 2019. This increase was primarily due to:

•	Higher earnings in Chile mainly driven by lower interest expense due to incremental capitalized interest and higher equity earnings at our Guacolda equity affiliate; and

•
Higher earnings in Panama primarily due to the prior year outage at Changuinola as a result of upgrading the tunnel lining, improved hydrology in 2020, and higher availability, higher energy sales margin and lower fixed costs at Colon.

These increases were partially offset by:

•	Lower earnings in Colombia due to drier hydrology and a life extension project at the Chivor hydroelectric plant; and

•	HLBV allocation of losses to noncontrolling interests at Distributed Energy.
Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $100 million to a loss of $83 million for the three months ended June 30, 2020, compared to income of $17 million for the three months ended June 30, 2019. This decrease was primarily due to:

•	Other-than-temporary impairment of OPGC;

•	Lower margins at our US and Utilities SBU;

•	Loss on extinguishment of debt at the Parent Company;

•	Loss on sale of the Kazakhstan HPPs as a result of the final arbitration decision;

•	Prior year realized foreign exchange gains primarily due to the settlement of a tax liability in Argentina; and

•	Higher income tax expense.
These decreases were partially offset by:

•	Prior year impairments of Kilroot and Ballylumford;

•	Prior year loss on extinguishment of debt at DPL;

•	Lower interest expense due to incremental capitalized interest in Chile; and

•	Higher margins at our MCAC SBU and South America SBUs.
Net income attributable to The AES Corporation decreased $110 million, or 64%, to $61 million for the six months ended June 30, 2020, compared to $171 million for the six months ended June 30, 2019. This decrease was primarily due to:

•	Other-than-temporary impairment of OPGC;

•	Lower margins at our US and Utilities SBU;

•	Loss on extinguishment of debt at the Parent Company;

•	Prior period gains on insurance proceeds associated with the lightning incident at the Andres facility in 2018; and

•	Loss on sale of the Kazakhstan HPPs as a result of the final arbitration decision.
These decreases were partially offset by:

•	Prior year impairments of Kilroot and Ballylumford;

•	Higher margins at our MCAC SBU;

•	Prior year losses on extinguishment of debt at DPL and Gener;

•	Lower interest expense due to incremental capitalized interest in Chile;

•	Gain on sale of land held by AES Redondo Beach at Southland; and

38 | The AES Corporation | June 30, 2020 Form 10-Q

•	Prior year loss on disposal of assets at Changuinola associated with upgrading the tunnel lining.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted Operating Margin (in millions)	2020	2019	2020	2019
Operating Margin	$524	$502	$1,031	$1,088
Noncontrolling interests adjustment (1)	(154)	(136)	(323)	(297)
Unrealized derivative gains	(5)	(2)	(17)	(2)
Disposition/acquisition losses	2	5	4	10
Total Adjusted Operating Margin	$367	$369	$695	$799
_______________________

(1)	The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.

39 | The AES Corporation | June 30, 2020 Form 10-Q

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

40 | The AES Corporation | June 30, 2020 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted PTC (in millions)	2020	2019	2020	2019
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$(86)	$16	$58	$170
Income tax expense from continuing operations attributable to The AES Corporation	81	36	136	121
Pre-tax contribution	(5)	52	194	291
Unrealized derivative and equity securities losses (gains)	14	6	(2)	9
Unrealized foreign currency losses (gains)	(12)	7	(3)	18
Disposition/acquisition losses	29	5	30	14
Impairment expense	168	121	221	123
Loss on extinguishment of debt	44	49	48	57
Total Adjusted PTC	$238	$240	$488	$512

41 | The AES Corporation | June 30, 2020 Form 10-Q

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

	Three Months Ended June 30,				Six Months Ended June 30,
Reconciliation of Adjusted EPS	2020		2019		2020		2019
Diluted earnings (loss) per share from continuing operations	$(0.13)		$0.02		$0.09		$0.26
Unrealized derivative and equity securities losses	0.02		0.01		—		0.01
Unrealized foreign currency losses (gains)	(0.01)		0.02		—		0.02
Disposition/acquisition losses	0.04	(1)	0.01	(2)	0.04	(1)	0.02	(2)
Impairment expense	0.25	(3)	0.18	(4)	0.33	(5)	0.18	(4)
Loss on extinguishment of debt	0.07	(6)	0.07	(7)	0.07	(6)	0.09	(7)
U.S. Tax Law Reform Impact	0.02	(8)	—		0.02	(8)	0.01
Less: Net income tax benefit	(0.01)	(9)	(0.05)	(10)	(0.01)	(9)	(0.06)	(10)
Adjusted EPS	$0.25		$0.26		$0.54		$0.53
_____________________________

(1)	Amount primarily relates to loss on sale of the Kazakhstan HPPs of $30 million, or $0.05 per share, as result of the final arbitration decision.

(2)
Amount primarily relates to loss on sale of Kilroot and Ballylumford of $31 million, or $0.05 per share, partially offset by gain on sale of a portion of our interest in sPower’s operating assets of $28 million, or $0.04 per share.

(3)
Amount primarily relates to other-than-temporary impairment of OPGC of $158 million, or $0.24 per share, and impairments at our sPower equity affiliate, impacting equity earnings by $10 million, or $0.01 per share.

(4)	Amount primarily relates to asset impairments at Kilroot and Ballylumford of $115 million, or $0.17 per share.

(5)
Amount primarily relates to other-than-temporary impairment of OPGC of $201 million, or $0.30 per share, and impairments at our sPower equity affiliate, impacting equity earnings by $15 million, or $0.02 per share.

(6)	Amount primarily relates to loss on early retirement of debt at the Parent Company of $37 million, or $0.06 per share.

(7)	Amount primarily relates to loss on early retirement of debt at DPL of $45 million, or $0.07 per share.

(8)	Amount represents adjustment to tax law reform remeasurement due to incremental deferred taxes related to DPL of $16 million, or $0.02 per share.

(9)	Amount primarily relates to income tax benefits associated with the loss on early retirement of debt at the Parent Company of $11 million, or $0.02 per share.

(10)
Amount primarily relates to income tax benefits associated with the impairments at Kilroot and Ballylumford of $23 million, or $0.03 per share, and income tax benefits associated with the loss on early retirement of debt at DPL of $11 million, or $0.02 per share.

US and Utilities SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating Margin	$136	$175	$(39)	-22%	$256	$387	$(131)	-34%
Adjusted Operating Margin (1)	113	157	(44)	-28%	197	339	(142)	-42%
Adjusted PTC (1)	57	118	(61)	-52%	128	240	(112)	-47%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2019 Form 10-K for the respective ownership interest for key businesses.

42 | The AES Corporation | June 30, 2020 Form 10-Q

Operating Margin for the three months ended June 30, 2020 decreased $39 million, or 22%, which was driven primarily by the following (in millions):

Decrease at DPL due to lower regulated retail margin primarily due to changes to DP&L’s ESP	$(22)
Decrease at Southland driven by lower capacity sales due to unit retirements and a decrease in spot sales primarily due to weather impact, partially offset by lower depreciation expense	(21)
Decrease in El Salvador mainly driven by lower demand due to the impact of COVID-19	(16)
Increase at Southland Energy due to the commencement of the PPA periods during Q2	10
Increase at IPL primarily due to lower maintenance expense driven by fewer planned outages, partially offset by lower retail margin driven by lower demand mainly due to the impact of COVID-19	6
Other	4
Total US and Utilities SBU Operating Margin Decrease	$(39)
Adjusted Operating Margin decreased $44 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives and costs associated with dispositions of business interests.
Adjusted PTC decreased $61 million, primarily driven by the decrease in Adjusted Operating Margin described above and increased interest expense at Southland Energy due to lower capitalized interest following completion of the CCGT units.
Operating Margin for the six months ended June 30, 2020 decreased $131 million, or 34%, which was driven primarily by the following (in millions):

Decrease at DPL due to lower regulated retail margin primarily due to changes to DP&L’s ESP and lower volumes mainly due to milder weather in Q1	$(43)
Decrease at Southland driven by lower capacity sales due to unit retirements and a decrease in spot sales primarily due to weather impact, partially offset by lower depreciation expense	(25)
Decrease at DPL due to a credit to depreciation expense in 2019 as a result of a reduction in the ARO liability at DPL's closed plants, Stuart and Killen	(23)
Decrease in El Salvador mainly driven by lower demand due to the impact of COVID-19	(14)
Decrease at DPL due to lower PJM capacity prices on remaining generation capacity contracts and the end of certain capacity contracts in May 2020	(10)
Decrease in Puerto Rico mainly driven by an increase of rock ash disposal	(7)
Decrease at IPL due to lower retail margin driven by lower volumes from milder weather in Q1 and lower demand due to the impact of COVID-19 in Q2, partially offset by lower maintenance expense driven by fewer planned outages	(5)
Other	(4)
Total US and Utilities SBU Operating Margin Decrease	$(131)
Adjusted Operating Margin decreased $142 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives and costs associated with dispositions of business interests.
Adjusted PTC decreased $112 million, primarily driven by the decrease in Adjusted Operating Margin described above and increased interest expense at Southland Energy due to lower capitalized interest following completion of the CCGT units, partially offset by a gain on sale of land held by AES Redondo Beach at Southland, an increase at Distributed Energy due to the HLBV allocation of noncontrolling interest earnings, and lower interest expenses due to refinancing.
South America SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating Margin	$193	$171	$22	13%	$370	$387	$(17)	-4%
Adjusted Operating Margin (1)	109	93	16	17%	204	213	(9)	-4%
Adjusted PTC (1)	140	106	34	32%	259	221	38	17%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2019 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended June 30, 2020 increased $22 million, or 13%, which was driven primarily by the following (in millions):

Expected recovery of previously expensed payments from customers in Chile	$49
Drier hydrology in Colombia partially offset by higher spot prices	(21)
Lower energy and capacity prices (Resolution 31/2020) in Argentina partially offset by margin from new wind assets	(9)
Other	3
Total South America SBU Operating Margin Increase	$22

43 | The AES Corporation | June 30, 2020 Form 10-Q

Adjusted Operating Margin increased $16 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $34 million, mainly driven by the increase in Adjusted Operating Margin described above and a decrease in interest expense due to incremental capitalized interest at Alto Maipo, partially offset by realized FX in Argentina.
Operating Margin for the six months ended June 30, 2020 decreased $17 million, or 4%, which was driven primarily by the following (in millions):

Lower reservoir levels as a result of the life extension project at Chivor during Q1 2020 and drier hydrology in Colombia	$(64)
Expected recovery of previously expensed payments from customers in Chile	49
Other	(2)
Total South America SBU Operating Margin Decrease	$(17)
Adjusted Operating Margin decreased $9 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $38 million, mainly driven by a decrease in interest expense due to incremental capitalized interest at Alto Maipo and higher equity earnings from Guacolda mostly related to better operating results. These positive impacts were partially offset by realized FX in Argentina, lower interest income primarily driven by lower interest rates on CAMMESA receivables, and the decrease in Adjusted Operating Margin described above.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating Margin	$134	$107	$27	25%	$274	$182	$92	51%
Adjusted Operating Margin (1)	96	81	15	19%	189	135	54	40%
Adjusted PTC (1)	66	63	3	5%	144	113	31	27%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2019 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended June 30, 2020 increased $27 million, or 25%, which was driven primarily by the following (in millions):

Increase in Panama driven by improved hydrology resulting in lower spot market purchases at lower spot prices	$14
Higher availability in Panama mainly due to the outage in 2019 related to Changuinola's tunnel lining upgrade	13
Total MCAC SBU Operating Margin Increase	$27
Adjusted Operating Margin increased $15 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $3 million, mainly driven by the increase in Adjusted Operating Margin described above and Changuinola’s tunnel disposal in 2019, partially offset by insurance recoveries associated with property damage at Andres in 2019, lower interest capitalization for Andres and Changuinola’s tunnel projects, and lower interest income in Dominican Republic.
Operating Margin for the six months ended June 30, 2020 increased $92 million, or 51%, which was driven primarily by the following (in millions):

Higher availability in Panama mainly due to the outage in 2019 related to Changuinola's tunnel lining upgrade	$28
Increase in Panama driven by improved hydrology resulting in lower spot market purchases at lower spot prices	27
Increase in Panama driven by higher availability, higher energy sales margin and lower fixed costs at the Colon combined cycle plant	21
Increase in the Dominican Republic driven by higher availability mainly at Itabo, gas sales margin and capacity offset by higher depreciation and insurance costs	13
Other	3
Total MCAC SBU Operating Margin Increase	$92
Adjusted Operating Margin increased $54 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $31 million, mainly driven by the increase in Adjusted Operating Margin described above and Changuinola’s tunnel disposal in 2019 partially offset by insurance recoveries associated with property damage at Andres in 2019, lower interest capitalization for Andres and Changuinola’s tunnel projects, and lower interest income in Dominican Republic.

44 | The AES Corporation | June 30, 2020 Form 10-Q

Eurasia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating Margin	$49	$41	$8	20%	$100	$104	$(4)	-4%
Adjusted Operating Margin (1)	36	32	4	13%	74	84	(10)	-12%
Adjusted PTC (1)	49	39	10	26%	93	95	(2)	-2%
_____________________________

(1)
A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2019 Form 10-K for the respective ownership interest for key businesses.

Operating Margin for the three months ended June 30, 2020 increased $8 million, or 20%, which was driven primarily by the following (in millions):

Impact of the sale of Kilroot and Ballylumford businesses in June 2019	$5
Improved operational performance in Vietnam	4
Other	(1)
Total Eurasia SBU Operating Margin Increase	$8
Adjusted Operating Margin increased $4 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $10 million, mainly driven by the increase in Adjusted Operating Margin described above, lower interest expense as a result of debt repayments in Bulgaria, and higher equity earnings at OPGC.
Operating Margin for the six months ended June 30, 2020 decreased $4 million, or 4%, which was driven primarily by the following (in millions):

Impact of the sale of Kilroot and Ballylumford businesses in June 2019	$(6)
Other	2
Total Eurasia SBU Operating Margin Decrease	$(4)
Adjusted Operating Margin decreased $10 million due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $2 million, mainly driven by the decrease in the Adjusted Operating Margin described above, offset by lower interest expense due to regular debt repayment.
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
For the quarter ending June 30, 2020, the economic impact of the pandemic was reflected throughout the quarter and impacted the financial results and operations of the Company. We expect to continue to experience impacts from the pandemic in the second half of 2020. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see Part II, Item 1A—Risk Factors of this Form 10-Q.

45 | The AES Corporation | June 30, 2020 Form 10-Q

Business Continuity — As the COVID-19 pandemic progresses, we are taking a variety of measures to ensure our ability to generate, transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We continue to respond to this global crisis through comprehensive measures to protect our employees while fulfilling our vital role in providing our customers with electric energy. While there have been stay-at-home restrictions in place in most of the locations where we operate, our operations are considered essential and have been running without significant disruption. Stay-at-home restrictions have been lifted in some of our areas of operation and non-essential employees are beginning to return to work at our locations in stages. Most of our management and administrative personnel are able to work remotely, and we have not experienced significant issues affecting our operations or ability to maintain effective internal controls and produce reliable financial information.
Demand — We derive approximately 85% of our total revenues from our regulated utilities and long-term sales and supply contracts or PPAs at our generation businesses, which contributes to a relatively stable revenue and cost structure at most of our businesses. The impact of the COVID-19 pandemic on the energy market materialized in our operational locations in the second quarter and has been generally better than our revised expectations for the quarter. Our utilities businesses experienced a mid-single digit percentage decline in the second quarter. Internationally, demand has decreased 4 to 15% in our key markets, with improvements in most of our markets in June. However, our business model in those markets is primarily based on take-or-pay contracts or tolling agreements, with limited exposure to demand. Additionally, the uncontracted portion of our generation business is exposed to increased price risk resulting from materially lower demand associated with the pandemic. We are also experiencing a decline in electricity spot prices in some of our markets due to lower system demand. While we cannot predict the length and magnitude of the pandemic or how it could impact global economic conditions, continuous and/or further declines in future demand have the potential to adversely impact our financial results for 2020.
Liquidity — Our liquidity position remains strong. As of June 30, 2020 we had $2.1 billion in cash and restricted cash deposits and $422 million in short-term investments. Total Parent Company Liquidity was $609 million at June 30, 2020, with a limited amount of recourse debt due for repayment prior to 2025.
In the second quarter, AES accessed the capital markets to issue $900 million in principal amount of 3.30% senior secured notes due in 2025 and $700 million in principal amount of 3.95% senior secured notes due in 2030, the proceeds of which were used to repay a substantial portion of recourse debt due prior to 2025. Additionally, IPALCO issued $475 million of 4.25%, ten-year notes, and DPL issued $415 million of 4.125% notes due 2025. To date, we have repaid approximately 75% of the debt due to mature at our subsidiaries in 2020. In addition, we utilized cash from operations to repay approximately $350 million of Q1 2020 drawings on our Parent Company revolver in the second quarter.
Further, we have secured financing for most of our significant construction projects that are planned for completion in 2020. We have made all required payments, including payments for salaries and wages owed to our employees. Our subsidiaries have continued to remit dividends to the Parent Company as expected. We have paid all declared dividends on AES stock and have made no changes to our dividend expectations. Also see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity of this Form 10-Q.
Credit Exposures — We continue to monitor and manage our credit exposures in a prudent manner.
Our credit exposures have continued in-line with historical levels with some modest deterioration in days sales outstanding from utility customers, primarily in El Salvador in the second quarter of 2020 and, to a lesser extent, in the U.S. These impacts are expected to be partially offset by recoveries through U.S. regulatory rate-making mechanisms and a securitization of the El Salvador customer payment moratorium receivables. We have not experienced any material credit-related impacts from our PPA offtakers in the first half of 2020; however, we may be exposed to heightened credit-related risks that develop over the remainder of 2020 if some of our offtakers experience further challenges from COVID-19 impacts. We expect significant economic disruptions from the COVID-19 pandemic to continue for the remainder of 2020. If these disruptions continue beyond 2020, further deterioration in our credit exposures and customer collections could result.
Supply Chain and Development— Our supply chain management has remained robust during this challenging time and we continue to closely manage and monitor developments. We currently have an adequate supply of solar panels and lithium-ion batteries in our inventory to fulfill the majority of our current project needs for 2020. We have experienced certain minor delays in some of our development projects, primarily in permitting processes and the implementation of interconnections, due to governments and other authorities having limited capacity to perform their functions.

46 | The AES Corporation | June 30, 2020 Form 10-Q

CARES Act — The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, certain elements such as changes in the deductibility of interest may provide some cash benefits in the near term.
Income Taxes — Our interpretation of the 2017 Tax Cuts and Jobs Act (“TCJA”) may change as the U.S. Treasury and the Internal Revenue Service issue additional guidance. For example, the Company is currently reviewing final regulations related to the GILTI high-tax exception published in the Federal Register on July 23, 2020. The Company is also currently reviewing final and proposed regulations on business interest expense deductions that were released on July 28, 2020. These regulations may materially impact our 2020 and future year effective tax rates and future cash tax obligations. The Company also continues to monitor the potential COVID-19 impact on our financial results and operations, which may result in the need to record a valuation allowance against deferred tax assets in the jurisdictions where we operate.
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
On April 17, 2020, the government of Argentina presented a debt restructuring proposal to international creditors. On May 22, 2020, Argentina did not make a scheduled interest payment on its public debt, triggering a sovereign debt default. On August 4, 2020, Argentina reached an agreement with three groups of its major foreign private creditors to restructure this debt and extended the acceptance period for the exchange offer of the new bonds until August 24, 2020.
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
In November 2019, the Chilean government enacted Law 21,185 that establishes a Stabilization Fund for regulated energy prices. Historically, the government updated the prices for regulated energy contracts every six months to reflect the indexation the contracts have to exchange rates and commodities prices. The new law freezes regulated prices and does not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated into pricing in 2023. Consequently, costs incurred in excess of the July 1, 2019 price will be accumulated and borne by generators. AES Gener has deferred collection of $74 million of revenue as of June 30, 2020. It is expected such amounts deferred will be fully repaid to generators prior to December 31, 2027.
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

47 | The AES Corporation | June 30, 2020 Form 10-Q

AES Puerto Rico and AES Ilumina’s non-recourse debt of $268 million and $32 million, respectively, continue to be in technical default and are classified as current as of June 30, 2020 as a result of PREPA’s bankruptcy filing in July 2017. The Company is in compliance with its debt payment obligations as of June 30, 2020.
The Company's receivable balances in Puerto Rico as of June 30, 2020 totaled $71 million, of which $20 million was overdue. Despite the Title III protection, PREPA has been making substantially all of its payments to the generators in line with historical payment patterns.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $539 million is recoverable as of June 30, 2020.
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
Chilean Decarbonization Plan — The Chilean government has announced an initiative to phase out coal power plants by 2040 and achieve carbon neutrality by 2050. On June 4, 2019, AES Gener signed an agreement with the Chilean government to cease the operation of two coal units for a total of 322 MW as part of the phase-out. Under the agreement, Ventanas 1 (114 MW) will cease operation in November 2022 and Ventanas 2 (208 MW) in May 2024. These units will remain connected to the grid as “strategic operating reserve” for up to five years after ceasing operations, will receive a reduced capacity payment and will be dispatched, if necessary, to ensure the electric system’s reliability. Considering the information available as of the filing date, management believes the carrying amount of our coal-fired long-lived assets in Chile of $2.7 billion is recoverable as of June 30, 2020.
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

48 | The AES Corporation | June 30, 2020 Form 10-Q

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
Impairments
Long-lived Assets and Equity Affiliates — During the six months ended June 30, 2020, the Company recognized asset and other-than-temporary impairment expenses of $207 million. See Note 7—Investments In and Advances To Affiliates and Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing these impairment expenses, the carrying value of long-lived assets that were assessed for impairment totaled $185 million at June 30, 2020.
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
Given the uncertainties in the global market caused by the COVID-19 pandemic, the Company assessed whether current events or circumstances indicated it was more likely than not the fair value of the Gener reporting unit was reduced below its carrying amount during the second quarter of 2020. After assessing the relevant factors, the Company determined there was no triggering event requiring a reassessment of goodwill impairment as of June 30, 2020. While the duration and severity of the impacts of the COVID-19 pandemic remain unknown, further deterioration in the global market could result in changes to assumptions utilized in the goodwill assessment.
The Gener goodwill balance was $868 million as of June 30, 2020. Sustained downward pressure on long-term power prices in Chile could also potentially be an indicator of other-than-temporary impairment of certain equity method investments in future periods. Impairments would negatively impact our consolidated results of operations and net worth. See Item 1A.—Risk Factors of the 2019 Form 10-K for further information.

49 | The AES Corporation | June 30, 2020 Form 10-Q

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
Climate Change Regulation — On July 8, 2019, the EPA published the final Affordable Clean Energy (“ACE”) Rule, along with associated revisions to implementing regulations, in addition to final revocation of the Clean Power Plan. The ACE Rule determines that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule requires states with existing coal-fired electric generating units to develop state plans to establish CO2 emission limits for designated facilities. IPL Petersburg and AES Warrior Run have coal-fired electric generating units that may be impacted by this regulation. On February 19, 2020, Indiana published a First Notice for the Indiana ACE Rule indicating that IDEM intends to determine the best system of emissions reductions and CO2 standards for affected units. However, the impact remains largely uncertain because state plans have not yet been developed.
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

50 | The AES Corporation | June 30, 2020 Form 10-Q

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
Capital Resources and Liquidity
Overview
As of June 30, 2020, the Company had unrestricted cash and cash equivalents of $1.4 billion, of which $91 million was held at the Parent Company and qualified holding companies. The Company also had $422 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $690 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $17.7 billion and $3.7 billion, respectively. Of the approximately $2.0 billion of our current non-recourse debt, $1.7 billion was presented as such because it is due in the next twelve months and $306 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents, of which $300 million is due to the bankruptcy of the offtaker.
We expect current maturities of non-recourse debt to be repaid from net cash provided by operating activities of the subsidiary to which the debt relates, through opportunistic refinancing activity, or some combination thereof. We have no recourse debt which matures within the next twelve months. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to drawings of $455 million under its senior secured credit facility. On a consolidated basis, of the Company’s $21.7 billion of total gross debt outstanding as of June 30, 2020, approximately $4.9 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $775 million of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services

51 | The AES Corporation | June 30, 2020 Form 10-Q

with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At June 30, 2020, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $1.2 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s split rating, some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At June 30, 2020, we had $238 million in letters of credit outstanding provided under our unsecured credit facility and $27 million in letters of credit outstanding provided under our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended June 30, 2020, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables
As of June 30, 2020, the Company had approximately $175 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Chile and Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond June 30, 2021, or one year from the latest balance sheet date. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government. A portion relates to the extension of existing PPAs with the addition of renewable energy. The majority of Argentine receivables have been converted into long-term financing for the construction of power plants. See Note 6—Financing Receivables in Item 1.—Financial Statements and Key Trends and Uncertainties—Macroeconomic and Political—Chile in Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Form 10-Q and Item 1.—Business—South America SBU—Argentina—Regulatory Framework and Market Structure included in our 2019 Form 10-K for further information.
As of June 30, 2020, the Company had approximately $1.3 billion of gross loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25 year term of the plant’s PPA. See Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the six months ended June 30, 2020 were debt financings, cash flow from operating activities, and sales of short-term investments. The primary uses of cash in the six months ended June 30, 2020 were repayments of debt, capital expenditures, and purchases of short-term investments.

52 | The AES Corporation | June 30, 2020 Form 10-Q

The primary sources of cash for the Company in the six months ended June 30, 2019 were debt financings, cash flow from operating activities, and sales of short-term investments. The primary uses of cash in the six months ended June 30, 2019 were repayments of debt, capital expenditures, and purchases of short-term investments.
A summary of cash-based activities are as follows (in millions):

	Six Months Ended June 30,
Cash Sources:	2020	2019
Issuance of non-recourse debt	$1,913	$2,581
Issuance of recourse debt	1,597	—
Borrowings under the revolving credit facilities	1,318	897
Net cash provided by operating activities	820	1,014
Sale of short-term investments	341	330
Proceeds from the sale of business interests, net of cash and restricted cash sold	44	229
Other	38	33
Total Cash Sources	$6,071	$5,084

Cash Uses:
Repayments of recourse debt	$(1,596)	$(3)
Capital expenditures	(962)	(1,070)
Repayments under the revolving credit facilities	(958)	(598)
Repayments of non-recourse debt	(763)	(2,281)
Purchase of short-term investments	(463)	(424)
Dividends paid on AES common stock	(190)	(181)
Contributions and loans to equity affiliates	(178)	(173)
Distributions to noncontrolling interests	(99)	(146)
Acquisitions of business interests, net of cash and restricted cash acquired	(84)	—
Payments for financed capital expenditures	(39)	(110)
Other	(204)	(148)
Total Cash Uses	$(5,536)	$(5,134)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	$535	$(50)
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative six month period (in millions):

	Six Months Ended June 30,
Cash flows provided by (used in):	2020	2019	$ Change
Operating activities	$820	$1,014	$(194)
Investing activities	(1,361)	(1,113)	(248)
Financing activities	1,158	108	1,050
Operating Activities
Net cash provided by operating activities decreased $194 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Operating Cash Flows (1)
(in millions)

(1)	Amounts included in the chart above include the results of discontinued operations, where applicable.

53 | The AES Corporation | June 30, 2020 Form 10-Q

(2)
The change in adjusted net income is defined as the variance in net income, net of the total adjustments to net income as shown on the Condensed Consolidated Statements of Cash Flows in Item 1—Financial Statements of this Form 10-Q.

(3)
The change in working capital is defined as the variance in total changes in operating assets and liabilities as shown on the Condensed Consolidated Statements of Cash Flows in Item 1—Financial Statements of this Form 10-Q.

•
Adjusted net income decreased $84 million primarily due to lower margins at our US and Utilities and South America SBUs, and prior year gains on insurance proceeds associated with the lightning incident at the Andres facility in 2018. These impacts were partially offset by higher margins at our MCAC SBU.

•
Working capital requirements increased $110 million, primarily due to the timing of collections from customers at Gener, and an increase in inventory purchases at IPALCO, Gener, and Puerto Rico. These impacts were partially offset by an increase in income tax liabilities at Gener and Panama.

Investing Activities
Net cash used in investing activities increased $248 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.
Investing Cash Flows
(in millions)

•
Proceeds from dispositions decreased $185 million, primarily due to the sales of the Kilroot and Ballylumford plants in the United Kingdom and the sale of a portion of our interest in a portfolio of sPower’s operating assets in 2019, partially offset by proceeds received in 2020 for the transfer of the Kazakhstan HPPs upon the final arbitration decision.

•	Payments for the acquisitions of business interests increased $84 million, primarily due to the acquisition of the Penonome I wind farm in Panama in 2020.

•	Cash used for short-term investing activities increased $28 million, primarily at Tietê as a result of higher net short-term investment purchases in 2020.

•	Capital expenditures decreased $108 million, discussed further below.

54 | The AES Corporation | June 30, 2020 Form 10-Q

Capital Expenditures
(in millions)

•
Growth expenditures decreased $67 million, primarily driven by the timing of payments for the Southland repowering project and the completion of solar projects at Tietê. This impact was partially offset by higher investments in solar projects at Distributed Energy and Gener, and renewable energy projects in Argentina.

•
Maintenance expenditures decreased $32 million, primarily at Andres as a result of the steam turbine lightning damage in the prior year, and due to the timing of payments in the prior year at Panama, Jordan, and IPALCO.

•	Environmental expenditures decreased $9 million, primarily due to the timing of payments in the prior year related to projects at Gener and IPALCO.
Financing Activities
Net cash provided by financing activities increased $1.1 billion for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.
Financing Cash Flows
(in millions)
See Note 8—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt transactions.

•	The $850 million impact from non-recourse debt transactions is primarily due to higher net borrowings at DPL, Vietnam, Panama, and Tietê, partially offset by prior year net borrowings at Gener.

•	The $71 million impact from financed capital expenditures is primarily due to higher prior year project spending at Colon and Southland.

•
The $50 million impact from non-recourse revolver transactions is primarily due to prior year repayments at Gener and increased borrowings at Andres, Los Mina and IPALCO, partially offset by higher repayments at DPL.

•	The $47 million impact from distributions to noncontrolling interests is primarily due to higher distributions to minority interests at Gener, Jordan, and Panama in the prior year.

55 | The AES Corporation | June 30, 2020 Form 10-Q

Parent Company Liquidity
The following discussion is included as a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity, as outlined below, is a non-GAAP measure and should not be construed as an alternative to cash and cash equivalents, which is determined in accordance with GAAP. Parent Company Liquidity may differ from similarly titled measures used by other companies. The principal sources of liquidity at the Parent Company level are dividends and other distributions from our subsidiaries, including refinancing proceeds, proceeds from debt and equity financings at the Parent Company level, including availability under our credit facility, and proceeds from asset sales. Cash requirements at the Parent Company level are primarily to fund interest and principal repayments of debt, construction commitments, other equity commitments, common stock repurchases, acquisitions, taxes, Parent Company overhead and development costs, and dividends on common stock.
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

	June 30, 2020	December 31, 2019
Consolidated cash and cash equivalents	$1,417	$1,029
Less: Cash and cash equivalents at subsidiaries	(1,326)	(1,016)
Parent Company and qualified holding companies’ cash and cash equivalents	91	13
Commitments under the Parent Company credit facility	1,000	1,000
Less: Letters of credit under the credit facility	(27)	(19)
Less: Borrowings under the credit facility	(455)	(180)
Borrowings available under the Parent Company credit facility	518	801
Total Parent Company Liquidity	$609	$814
The Company utilizes its Parent Company credit facility for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year. We expect that the Parent Company credit facilities’ borrowings will be repaid by the end of year.
The Parent Company paid dividends of $0.1433 per outstanding share to its common stockholders during the first and second quarters of 2020 for dividends declared in December 2019 and February 2020, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $3.7 billion and $3.4 billion as of June 30, 2020 and December 31, 2019, respectively. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2019 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of June 30, 2020, we were in compliance with these covenants at the Parent Company level.

56 | The AES Corporation | June 30, 2020 Form 10-Q

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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2 billion. The portion of current debt related to such defaults was $306 million at June 30, 2020, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents, of which $300 million is due to the bankruptcy of the offtaker. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of June 30, 2020, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of June 30, 2020, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2019 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2020.
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

57 | The AES Corporation | June 30, 2020 Form 10-Q

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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2020, we project pre-tax earnings exposure on a 10% move in commodity prices would be $5 million for power, $(5) million for natural gas, less than $(5) million for coal, and less than $5 million for oil. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower power, lower oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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

58 | The AES Corporation | June 30, 2020 Form 10-Q

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
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distributions and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis, which could result in greater volatility in earnings. The largest foreign exchange risks over the remaining period of 2020 stem from the following currencies: Argentine peso, Brazilian real, Colombian peso, Euro, and Indian rupee. As of June 30, 2020, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Brazilian real, Colombian peso, Euro, and Indian rupee each are projected to be impacted by less than $5 million. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2020 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the

59 | The AES Corporation | June 30, 2020 Form 10-Q

forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of June 30, 2020, the portfolio’s pre-tax earnings exposure for 2020 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $15 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2020, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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

60 | The AES Corporation | June 30, 2020 Form 10-Q

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of June 30, 2020.
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
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the state of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to mitigate the contaminated area located on the grounds of the pole factory and an indemnity payment of approximately R$6 million ($1 million). In October 2011, the State Attorney filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined that only CEEE was required to perform the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The case is now awaiting judgment. The removal and remediation costs are estimated to be approximately R$10 million to R$41 million ($2 million to $7 million), and there could be additional costs which cannot be estimated at this time. In June 2016, the Company sold AES Sul to CPFL Energia S.A. and as part of the sale, AES Guaiba, a holding company of AES Sul, retained the potential liability relating to this matter. The Company believes that there are meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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

61 | The AES Corporation | June 30, 2020 Form 10-Q

In September 2015, AES Southland Development, LLC and AES Redondo Beach, LLC filed a lawsuit against the California Coastal Commission (the “CCC”) over the CCC's determination that the site of AES Redondo Beach included approximately 5.93 acres of CCC-jurisdictional wetlands. The CCC has asserted that AES Redondo Beach has improperly installed and operated water pumps affecting the alleged wetlands in violation of the California Coastal Act and Redondo Beach Local Coastal Program. Potential outcomes of the CCC determination could include an order requiring AES Redondo Beach to perform a restoration and/or pay fines or penalties. AES Redondo Beach believes that it has meritorious arguments concerning the underlying CCC determination, but there can be no assurances that it will be successful. On March 27, 2020, AES Redondo Beach, LLC sold the site to an unaffiliated third-party purchaser that assumed the obligations contained within these proceedings. On May 26, 2020, CCC staff sent AES a Notice of Violation (NOV) directing AES to submit a Coastal Development Permit (CDP) application for the removal of the water pumps within the alleged wetlands. AES has submitted the CDP to the permitting authority with respect to AES’s plans to disable or remove the pumps. The NOV also directed AES to submit technical analysis regarding additional water pumps located within onsite electrical vaults and a CDP application for their continued operation. AES has responded to the CCC, providing the requested analysis and seeking further discussion with the agency regarding the CDP.
In October 2015, Ganadera Guerra, S.A. (“GG”) and Constructora Tymsa, S.A. (“CT”) filed separate lawsuits against AES Panama in the local courts of Panama. The claimants alleged that AES Panama profited from a hydropower facility (La Estrella) being partially located on land owned initially by GG and currently by CT, and that AES Panama must pay compensation for its use of the land. The damages sought from AES Panama were approximately $685 million (GG) and $100 million (CT). In October 2016, the court dismissed GG's claim because of GG's failure to comply with a court order requiring GG to disclose certain information. GG refiled its lawsuit. Also, there were ongoing administrative proceedings concerning whether AES Panama is entitled to acquire an easement over the land and whether AES Panama could continue to occupy the land. In August 2020, the parties signed a settlement agreement and filed it with the court for acceptance. If the settlement agreement is accepted by the court, among other things, the relevant land will be transferred to AES Panama and the lawsuits will be dismissed.
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
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Also, Alto Maipo drew $73 million under letters of credit (“LC Funds”) in connection with its termination of CNM. Alto Maipo is pursuing arbitration against CNM to recover excess completion costs and other damages totaling at least $236 million (net of the LC Funds) relating to CNM’s breaches (“First Arbitration”). CNM denies liability and seeks a declaration that its termination was wrongful, damages that it alleges result from that termination, and other relief. CNM alleges that it is entitled to damages ranging from $70 million to $170 million (which include the LC Funds) plus interest and costs, based on various scenarios. Alto Maipo has contested these submissions. The evidentiary hearing in the First Arbitration took place May 20-31, 2019, and closing arguments were heard June 9-10, 2020. The parties are now awaiting the Tribunal’s decision in the First Arbitration. Also, in August 2018, CNM purported to initiate a separate arbitration against AES Gener and the Company (“Second Arbitration”). In the Second Arbitration, CNM seeks to pierce Alto Maipo’s corporate veil and appears to seek an award holding AES Gener and the Company jointly and severally liable to pay any alleged net amounts that are found to be due to CNM in the First Arbitration or otherwise. The Second Arbitration has been consolidated into the First Arbitration. The arbitral tribunal has bifurcated the Second Arbitration to determine in the first instance the jurisdictional objections raised by AES

62 | The AES Corporation | June 30, 2020 Form 10-Q

Gener and the Company to CNM’s piercing claims. The hearing on the jurisdictional objections is scheduled for October 5-9, 2020. Each of Alto Maipo, AES Gener, and the Company believes it has meritorious claims and/or defenses and will pursue its interests vigorously; however, there can be no assurances that each will be successful in its efforts.
In October 2017, the Maritime Prosecution Office from Valparaíso issued a ruling alleging responsibility by AES Gener for the presence of coal waste on Ventanas beach, and proposed a fine before the Maritime Governor, of approximately $380,000. AES Gener submitted its statement of defense, denying the allegations. An evidentiary stage was concluded and then re-opened by order of the Maritime Governor on February 5, 2019 to allow AES Gener a six-month period to present reports and other evidence to challenge the grounds of the ruling. In September 2019, this period was extended for an additional six months, in order to allow the execution of a field test in the bay of Ventanas and was further extended in March 2020 to present additional evidence. AES Gener has completed its presentation of evidence and awaits the Maritime Prosecution Office’s decision of the case. AES Gener believes that it has meritorious defenses to the allegations; however, there are no assurances that it will be successful in defending this action.
In February 2018, Tau Power B.V. and Altai Power LLP (collectively, “AES Claimants”) initiated arbitration against the Republic of Kazakhstan (“ROK”) for the ROK’s failure to pay approximately $75 million (“Return Transfer Payment”) for the return of two hydropower plants (“HPPs”) pursuant to a concession agreement. The ROK responded by denying liability and asserting purported counterclaims concerning the annual payment provisions in the concession agreement, a bonus allegedly due for the 1997 takeover of the HPPs, and dividends paid by the HPPs. The ROK sought to recover the Return Transfer Payment (which was in an escrow account maintained by a third party) and was seeking over $500 million on its counterclaims. The AES Claimants contested the ROK’s submissions. An arbitrator was appointed to decide the case. The final evidentiary hearing took place July 22-26, 2019. In May 2020, the arbitrator issued a final decision in favor of the AES Claimants, awarding the AES Claimants a net amount of damages of approximately $45 million, which has been collected.
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

63 | The AES Corporation | June 30, 2020 Form 10-Q

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
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE alleges that AES Mérida III is in breach of its obligations under a power and capacity purchase agreement between the two parties and claims more than $180 million in alleged damages, relating to CFE’s own failure to provide fuel within the specifications of the contract. In May 2020, AES Mérida filed an answer denying liability to CFE and asserting a counterclaim for damages due to CFE’s breach of its obligations. AES Mérida III believes that it has meritorious defenses and intends to assert them vigorously in the arbitration; however, there can be no assurances that it will be successful in its efforts.
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
The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including those in our key markets, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Most of the countries in which AES operates have been and continue to be impacted by such restrictions. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

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

64 | The AES Corporation | June 30, 2020 Form 10-Q

•
decline in business activity causing our commercial and industrial customers to experience declining revenues and liquidity difficulties that impede their ability to pay for power supplied by our generation companies;

•
government moratoriums or other regulatory or legislative actions that limit changes in pricing, delay or suspend customers’ payment obligations or permit extended payment terms applicable to customers of our utilities or to our offtakers under power purchase agreements, in particular, to the extent that such measures are not mitigated by associated government subsidies or other support to address any shortfall or deficiencies in payments;

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

65 | The AES Corporation | June 30, 2020 Form 10-Q

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of June 30, 2020, $264 million remained available for repurchase under the Program. No repurchases were made by The AES Corporation of its common stock during the second quarter of 2020.
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
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

66 | The AES Corporation | June 30, 2020 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	August 5, 2020	By:	/s/ GUSTAVO PIMENTA
			Name:	Gustavo Pimenta
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Vice President and Controller (Principal Accounting Officer)