Form 10-Q
period 2020-09-30
AES CORP
filed 2020-11-06
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on November 4, 2020 was 665,131,148.

The AES Corporation
Form 10-Q for the Quarterly Period ended September 30, 2020

1 | The AES Corporation | September 30, 2020 Form 10-Q
Glossary of Terms
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AFUDC	Allowance for Funds Used During Construction
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FONINVEMEM	Fund for the Investment Needed to Increase the Supply of Electricity in the Wholesale Market in Argentina
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
HLBV	Hypothetical Liquidation Book Value
HPP	Hydropower Plant
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MRO	Market Rate Option, a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
OPGC	Odisha Power Generation Corporation, Ltd.
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SSO	Standard Service Offer
SWRCB	California State Water Resources Board
TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

2 | The AES Corporation | September 30, 2020 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,505	$1,029
Restricted cash	374	336
Short-term investments	384	400
Accounts receivable, net of allowance for doubtful accounts of $13 and $20, respectively	1,404	1,479
Inventory	474	487
Prepaid expenses	100	80
Other current assets, net of allowance of $2 and $0, respectively	747	802
Current held-for-sale assets	897	618
Total current assets	5,885	5,231
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	416	447
Electric generation, distribution assets and other	25,872	25,383
Accumulated depreciation	(8,135)	(8,505)
Construction in progress	4,134	5,249
Property, plant and equipment, net	22,287	22,574
Other Assets:
Investments in and advances to affiliates	787	966
Debt service reserves and other deposits	502	207
Goodwill	1,059	1,059
Other intangible assets, net of accumulated amortization of $316 and $307, respectively	614	469
Deferred income taxes	336	156
Loan receivable, net of allowance of $31 and $0, respectively	1,260	1,351
Other noncurrent assets, net of allowance of $23 and $0, respectively	1,537	1,635
Total other assets	6,095	5,843
TOTAL ASSETS	$34,267	$33,648
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,103	$1,311
Accrued interest	264	201
Accrued non-income taxes	242	253
Deferred income	611	34
Accrued and other liabilities	1,197	987
Non-recourse debt, including $420 and $337, respectively, related to variable interest entities	1,841	1,868
Current held-for-sale liabilities	519	442
Total current liabilities	5,777	5,096
NONCURRENT LIABILITIES
Recourse debt	3,969	3,391
Non-recourse debt, including $5,817 and $3,872, respectively, related to variable interest entities	15,536	14,914
Deferred income taxes	926	1,213
Other noncurrent liabilities	3,119	2,917
Total noncurrent liabilities	23,550	22,435
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	867	888
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 818,159,674 issued and 665,131,148 outstanding at September 30, 2020 and 817,843,916 issued and 663,952,656 outstanding at December 31, 2019)	8	8
Additional paid-in capital	7,480	7,776
Accumulated deficit	(998)	(692)
Accumulated other comprehensive loss	(2,628)	(2,229)
Treasury stock, at cost (153,028,526 and 153,891,260 shares at September 30, 2020 and December 31, 2019, respectively)	(1,858)	(1,867)
Total AES Corporation stockholders’ equity	2,004	2,996
NONCONTROLLING INTERESTS	2,069	2,233
Total equity	4,073	5,229
TOTAL LIABILITIES AND EQUITY	$34,267	$33,648
See Notes to Condensed Consolidated Financial Statements.

3 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions, except share and per share amounts)
Revenue:
Regulated	$680	$799	$2,016	$2,308
Non-Regulated	1,865	1,826	5,084	5,450
Total revenue	2,545	2,625	7,100	7,758
Cost of Sales:
Regulated	(548)	(633)	(1,675)	(1,873)
Non-Regulated	(1,241)	(1,291)	(3,638)	(4,096)
Total cost of sales	(1,789)	(1,924)	(5,313)	(5,969)
Operating margin	756	701	1,787	1,789
General and administrative expenses	(41)	(41)	(119)	(136)
Interest expense	(290)	(250)	(741)	(788)
Interest income	64	81	198	242
Loss on extinguishment of debt	(54)	(65)	(95)	(126)
Other expense	(20)	(9)	(27)	(35)
Other income	6	78	60	126
Gain (loss) on disposal and sale of business interests	(90)	16	(117)	9
Asset impairment expense	(849)	—	(855)	(116)
Foreign currency transaction gains (losses)	2	(87)	20	(69)
Other non-operating expense	—	—	(202)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(516)	424	(91)	896
Income tax benefit (expense)	147	(130)	(55)	(302)
Net equity in earnings (losses) of affiliates	(112)	4	(106)	3
INCOME (LOSS) FROM CONTINUING OPERATIONS	(481)	298	(252)	597
Gain from disposal of discontinued businesses	—	—	3	1
NET INCOME (LOSS)	(481)	298	(249)	598
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	148	(88)	(23)	(217)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(333)	$210	$(272)	$381
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(333)	$210	$(275)	$380
Income from discontinued operations, net of tax	—	—	3	1
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(333)	$210	$(272)	$381
BASIC EARNINGS PER SHARE:
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.50)	$0.32	$(0.41)	$0.57
DILUTED EARNINGS PER SHARE:
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.50)	$0.32	$(0.41)	$0.57
DILUTED SHARES OUTSTANDING	665	667	665	667
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
NET INCOME (LOSS)	$(481)	$298	$(249)	$598
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	30	(75)	(105)	(67)
Reclassification to earnings, net of $0 income tax for all periods	80	—	78	23
Total foreign currency translation adjustments	110	(75)	(27)	(44)
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $(8), $44, $139 and $97, respectively	23	(178)	(471)	(375)
Reclassification to earnings, net of income tax expense of $10, $6, $24 and $9, respectively	27	17	84	36
Total change in fair value of derivatives	50	(161)	(387)	(339)
Pension activity:
Change in pension adjustments due to net actuarial gain (loss) for the period, net of $0 income tax for all periods	—	—	—	2
Reclassification to earnings, net of income tax expense of $0, $0, $1 and $13, respectively	1	—	1	27
Total pension adjustments	1	—	1	29
OTHER COMPREHENSIVE INCOME (LOSS)	161	(236)	(413)	(354)
COMPREHENSIVE INCOME (LOSS)	(320)	62	(662)	244
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	166	(40)	106	(123)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(154)	$22	$(556)	$121
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2020	817.8	$8	153.9	$(1,867)	$7,776	$(692)	$(2,229)	$2,233
Net income	—	—	—	—	—	144	—	82
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	(96)	(56)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(366)	(25)
Total other comprehensive loss	—	—	—	—	—	—	(462)	(81)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	(35)	—	(16)
Fair value adjustment (2)	—	—	—	—	(7)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33)
Dividends declared on AES common stock ($0.1433/share)	—	—	—	—	(95)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.1	—	(0.8)	9	(11)	—	—	—
Sales to noncontrolling interests	—	—	—	—	(1)	—	—	1
Acquisitions of noncontrolling interests	—	—	—	—	2	—	(1)	(8)
Balance at March 31, 2020	817.9	$8	153.1	$(1,858)	$7,664	$(583)	$(2,692)	$2,178
Net income (loss)	—	—	—	—	—	(83)	—	83
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	17	(2)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(18)	(2)
Total other comprehensive loss	—	—	—	—	—	—	(1)	(4)
Cumulative effect of a change in accounting principle	—	—	—	—	—	1	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(89)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	(0.1)	—	5	—	—	—
Sales to noncontrolling interests	—	—	—	—	(2)	—	—	14
Acquisitions of noncontrolling interests	—	—	—	—	3	—	—	(2)
Balance at June 30, 2020	817.9	$8	153.0	$(1,858)	$7,670	$(665)	$(2,693)	$2,180
Net loss	—	—	—	—	—	(333)	—	(153)
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	114	(4)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	65	(12)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	1
Total other comprehensive income (loss)	—	—	—	—	—	—	179	(15)
Fair value adjustment (2)	—	—	—	—	10	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(66)
Dividends declared on AES common stock ($0.1433/share)	—	—	—	—	(95)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.2	—	—	—	2	—	—	—
Sales to noncontrolling interests	—	—	—	—	(19)	—	—	47
Acquisitions of noncontrolling interests	—	—	—	—	(88)	—	(114)	(37)
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	113
Balance at September 30, 2020	818.1	$8	153.0	$(1,858)	$7,480	$(998)	$(2,628)	$2,069

(1)     Includes $39 million adjustment due to ASC 326 adoption, partially offset by $4 million adjustment due to ASC 842 adoption at sPower. See Note 1—Financial Statement Presentation—New Accounting Pronouncements Adopted in 2020 for further information.
(2)     Adjustment to record the redeemable stock of Colon at fair value.

6 | The AES Corporation

	Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2019	817.2	$8	154.9	$(1,878)	$8,154	$(1,005)	$(2,071)	$2,396
Net income	—	—	—	—	—	154	—	81
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	4	(5)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(37)	(18)
Total pension adjustments, net of income tax	—	—	—	—	—	—	1	—
Total other comprehensive loss	—	—	—	—	—	—	(32)	(23)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	12	(4)	—
Fair value adjustment (2)	—	—	—	—	(6)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)
Dividends declared on AES common stock ($0.1365/share)	—	—	—	—	(91)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.4	—	(1)	11	(17)	—	—	—
Sales to noncontrolling interests	—	—	—	—	(1)	—	—	1
Balance at March 31, 2019	817.6	$8	153.9	$(1,867)	$8,039	$(839)	$(2,107)	$2,415
Net income	—	—	—	—	—	17	—	52
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	27	5
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(95)	(22)
Total pension adjustments, net of income tax	—	—	—	—	—	—	28	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(40)	(17)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	(2)	—	—
Fair value adjustment (2)	—	—	—	—	(11)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(198)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.1	—	—	—	10	—	—	—
Sales to noncontrolling interests	—	—	—	—	—	—	—	8
Balance at June 30, 2019	817.7	$8	153.9	$(1,867)	$8,038	$(824)	$(2,147)	$2,260
Net income	—	—	—	—	—	210	—	96
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	(54)	(21)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(134)	(23)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(188)	(44)
Fair value adjustment (2)	—	—	—	—	(2)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(75)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7
Dividends declared on AES common stock ($0.1365/share)	—	—	—	—	(90)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.1	—	—	—	3	—	—	—
Sales to noncontrolling interests	—	—	—	—	(1)	—	—	2
Balance at September 30, 2019	817.8	$8	153.9	$(1,867)	$7,948	$(614)	$(2,335)	$2,246
(1)     See Note 1—Financial Statement Presentation—New Accounting Pronouncements in Item 8.—Financial Statements and Supplementary Data of our 2019 Form 10-K for further information.
(2)     Adjustment to record the redeemable stock of Colon at fair value.

7 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$(249)	$598
Adjustments to net income (loss):
Depreciation and amortization	803	774
Loss (gain) on disposal and sale of business interests	117	(9)
Impairment expense	1,057	116
Deferred income taxes	(342)	4
Loss on extinguishment of debt	95	126
Loss (gain) on sale and disposal of assets	(37)	21
Other	250	278
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(40)	27
(Increase) decrease in inventory	(15)	(3)
(Increase) decrease in prepaid expenses and other current assets	33	(17)
(Increase) decrease in other assets	(252)	1
Increase (decrease) in accounts payable and other current liabilities	(98)	(12)
Increase (decrease) in income tax payables, net and other tax payables	62	(124)
Increase (decrease) in deferred income	606	25
Increase (decrease) in other liabilities	97	(30)
Net cash provided by operating activities	2,087	1,775
INVESTING ACTIVITIES:
Capital expenditures	(1,375)	(1,628)
Acquisitions of business interests, net of cash and restricted cash acquired	(94)	(56)
Proceeds from the sale of business interests, net of cash and restricted cash sold	41	226
Proceeds from the sale of assets	17	23
Sale of short-term investments	439	524
Purchase of short-term investments	(546)	(572)
Contributions and loans to equity affiliates	(286)	(258)
Other investing	(52)	30
Net cash used in investing activities	(1,856)	(1,711)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	2,099	1,469
Repayments under the revolving credit facilities	(1,515)	(1,041)
Issuance of recourse debt	1,619	—
Repayments of recourse debt	(1,596)	(449)
Issuance of non-recourse debt	4,229	3,580
Repayments of non-recourse debt	(3,451)	(2,978)
Payments for financing fees	(79)	(69)
Distributions to noncontrolling interests	(194)	(255)
Acquisitions of noncontrolling interests	(240)	—
Contributions from noncontrolling interests and redeemable security holders	—	15
Issuance of preferred shares in subsidiaries	113	—
Dividends paid on AES common stock	(286)	(272)
Payments for financed capital expenditures	(59)	(126)
Other financing	17	(7)
Net cash provided by (used in) financing activities	657	(133)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33)	(28)
Increase in cash, cash equivalents and restricted cash of held-for-sale businesses	(46)	(65)
Total increase (decrease) in cash, cash equivalents and restricted cash	809	(162)
Cash, cash equivalents and restricted cash, beginning	1,572	2,003
Cash, cash equivalents and restricted cash, ending	$2,381	$1,841
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$618	$681
Cash payments for income taxes, net of refunds	258	296
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Refinancing of non-recourse debt at Mong Duong (see Note 8)	—	1,081
Contributions to equity affiliates (see Note 7)	—	62
Partial reinvestment of consideration from the sPower transaction (see Note 7)	—	58

See Notes to Condensed Consolidated Financial Statements.

8 | Notes to Condensed Consolidated Financial Statements | September 30, 2020 and 2019
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2020 and 2019
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of expected results for the year ending December 31, 2020. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2019 audited consolidated financial statements and notes thereto, which are included in the 2019 Form 10-K filed with the SEC on February 27, 2020 (the “2019 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$1,505	$1,029
Restricted cash	374	336
Debt service reserves and other deposits	502	207
Cash, Cash Equivalents, and Restricted Cash	$2,381	$1,572
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
ASC 326 — Financial Instruments — Credit Losses
On January 1, 2020, the Company adopted ASC 326 Financial Instruments — Credit Losses and its subsequent corresponding updates (“ASC 326”). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and

9 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking "expected loss" model that generally results in the earlier recognition of an allowance for credit losses. For available-for-sale debt securities with unrealized losses, entities measure credit losses as it was done under previous GAAP, except that unrealized losses due to credit-related factors are now recognized as an allowance on the balance sheet with a corresponding adjustment to earnings in the income statement.
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
_________________________
(1)Other current assets include the short-term portion of the Mong Duong loan receivable.
(2)Other noncurrent assets include Argentina financing receivables.
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

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

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
The following table represents the rollforward of the allowance for credit losses from January 1, 2020 to September 30, 2020 (in millions):

Rollforward of CECL Reserves by Portfolio Segment	Reserve at January 1, 2020	Current Period Provision	Write-offs charged against allowance	Recoveries Collected	Foreign Exchange	Reserve at September 30, 2020
Accounts Receivable (1)	$4	$9	$(9)	$5	$—	$9
Mong Duong Loan Receivable	34	—	—	(1)	—	33
Argentina Receivables	29	1	—	(2)	(6)	22
Other	1	—	—	—	—	1
Total CECL Reserves	$68	$10	$(9)	$2	$(6)	$65
_____________________________
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $16 million and $4 million as of January 1, 2020 and September 30, 2020, respectively. Those reserves are not in scope under ASC 326.
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

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2020-06, Debt - Debt with conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Equity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity	The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation.	For fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform. This standard is effective for a limited period of time (March 12, 2020 - December 21, 2022).	Effective for all entities as of March 12, 2020 through December 31, 2022.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
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

Transition Method: various
		January 1, 2021. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	September 30, 2020	December 31, 2019
Fuel and other raw materials	$227	$230
Spare parts and supplies	247	257
Total	$474	$487

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

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
During the nine months ended September 30, 2020, the Company increased the asset retirement obligation and corresponding asset at Hawaii by $12 million in conjunction with the shortened useful life of the coal plant resulting from the passage of Senate Bill 2629, which prohibits issuing or renewing permits for coal power plants after December 31, 2022 and calls for ceasing all coal burning for electricity generation by that date.
During the nine months ended September 30, 2019, the Company increased the asset retirement obligation and corresponding asset at IPL by $80 million and decreased the asset retirement obligation at DPL by $23 million. The increase at IPL reflects an increase to estimated ash pond closure costs, including groundwater remediation as required by the EPA under the Resource Conservation and Recovery Act. The decrease at DPL was due to reductions in estimated closure costs associated with ash ponds and landfills, resulting in a reduction to Cost of Sales on the Condensed Consolidated Statement of Operations as the related plants were no longer in service.
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
Recurring Measurements
The following table presents, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates indicated (in millions). For the Company’s investments in marketable debt securities, the security classes presented were determined based on the nature and risk of the security and are consistent with how the Company manages, monitors, and measures its marketable securities:

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$312	$—	$312	$—	$326	$—	$326
EQUITY SECURITIES:
Mutual funds	25	47	—	72	22	61	—	83
DERIVATIVES:
Interest rate derivatives	—	3	—	3	—	31	—	31
Foreign currency derivatives	—	21	79	100	—	17	93	110
Commodity derivatives	—	20	2	22	—	28	2	30
Total derivatives — assets	—	44	81	125	—	76	95	171
TOTAL ASSETS	$25	$403	$81	$509	$22	$463	$95	$580
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$415	$267	$682	$—	$144	$184	$328
Cross-currency derivatives	—	15	12	27	—	10	11	21
Foreign currency derivatives	—	37	—	37	—	44	—	44
Commodity derivatives	—	23	1	24	—	29	2	31
Total derivatives — liabilities	—	490	280	770	—	227	197	424
TOTAL LIABILITIES	$—	$490	$280	$770	$—	$227	$197	$424
As of September 30, 2020, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three and nine months ended September 30, 2019, and as of January 1, 2020, credit-related impairments are recognized in earnings under ASC 326. See Note 1—Financial Statement Presentation for further information. Gains and losses on the sale of

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross proceeds from sale of available-for-sale securities	$97	$193	$410	$517
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended September 30, 2020	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at July 1	$(286)	$(23)	$76	$1	$(232)
Total realized and unrealized gains (losses):
Included in earnings	—	—	8	1	9
Included in other comprehensive income — derivative activity	(8)	3	3	—	(2)
Included in regulatory (assets) liabilities	—	—	—	(1)	(1)
Settlements	12	9	(9)	1	13
Transfers of assets (liabilities), net into Level 3	—	—	—	—	—
Transfers of (assets)/liabilities, net out of Level 3	13	—	1	—	14
Balance at September 30	$(269)	$(11)	$79	$2	$(199)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$—	$1	$1

Three Months Ended September 30, 2019	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at July 1	$(243)	$—	$192	$4	$(47)
Total realized and unrealized gains (losses):
Included in earnings	—	—	(54)	(2)	(56)
Included in other comprehensive income — derivative activity	(37)	—	(10)	—	(47)
Included in regulatory (assets) liabilities	—	—	—	(2)	(2)
Settlements	2	—	(15)	(1)	(14)
Transfers of assets (liabilities), net into Level 3	—	(6)	—	—	(6)
Transfers of (assets) liabilities, net out of Level 3	45	—	—	—	45
Balance at September 30	$(233)	$(6)	$113	$(1)	$(127)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(62)	$(2)	$(64)

Nine Months Ended September 30, 2020	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(184)	$(11)	$94	$(1)	$(102)
Total realized and unrealized gains (losses):
Included in earnings	2	—	10	2	14
Included in other comprehensive income — derivative activity	(79)	(10)	4	—	(85)
Included in regulatory (assets) liabilities	—	—	—	1	1
Settlements	20	10	(30)	—	—
Transfers of assets (liabilities), net into Level 3	(28)	—	—	—	(28)
Transfers of (assets)/liabilities, net out of Level 3	—	—	1	—	1
Balance at September 30	$(269)	$(11)	$79	$2	$(199)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(13)	$2	$(11)

Nine Months Ended September 30, 2019	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(140)	$—	$199	$4	$63
Total realized and unrealized gains (losses):
Included in earnings	(1)	—	(52)	(2)	(55)
Included in other comprehensive income — derivative activity	(113)	—	(10)	—	(123)
Included in regulatory (assets) liabilities	—	—	—	(3)	(3)
Settlements	5	—	(24)	—	(19)
Transfers of assets (liabilities), net into Level 3	(32)	(6)	—	—	(38)
Transfers of (assets) liabilities, net out of Level 3	48	—	—	—	48
Balance at September 30	$(233)	$(6)	$113	$(1)	$(127)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(69)	$(2)	$(71)

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of September 30, 2020 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(269)	Subsidiaries’ credit spreads	3.6% - 4.7% (4.6%)
Cross-currency	(11)	Subsidiaries’ credit spreads	3.8%
Foreign currency:
Argentine peso	79	Argentine peso to U.S. dollar currency exchange rate after one year	79 - 853 (343)
Commodity:
Other	2
Total	$(199)
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

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Nine Months Ended September 30, 2020			Level 1	Level 2	Level 3
Equity method investments:
OPGC (2)	03/31/2020	$195	$—	$—	$152	$43
OPGC (3)	06/30/2020	272	—	104	—	158
Long-lived assets held and used
AES Gener	08/01/2020	1,087	—	—	306	781
Hawaii	08/31/2020	114	—	—	76	38
Estrella del Mar I	09/30/2020	44	—	—	14	30

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Nine Months Ended September 30, 2019			Level 1	Level 2	Level 3
Dispositions and held-for-sale businesses: (4)
Kilroot and Ballylumford	04/12/2019	$232	$—	$118	$—	$115
_____________________________
(1)Represents the carrying values at the dates of measurement, before fair value adjustment.
(2)Excludes $115 million of cumulative translation adjustment (debit balance) in the carrying value.
(3)Includes $114 million of cumulative translation adjustment (debit balance) in the carrying value. Pre-tax loss is limited to the carrying value of the equity method investment excluding CTA.
(4)Per the Company’s policy, pre-tax loss is limited to the impairment of long-lived assets. Any additional losses are recognized on completion of the sale. See Note 18—Held-for-Sale and Dispositions for further information.

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets held and used measured on a nonrecurring basis during the nine months ended September 30, 2020 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Equity method investments:
OPGC (1)	$152	Expected present value	Annual dividend growth	(25)% to 40% (2%)
			Weighted-average cost of equity	12%
Long-lived assets held and used:
AES Gener	306	Discounted cash flow	Annual revenue growth	(90)% to 10% (-2%)
			Variable margin	(94)% to 24% (-3%)
			Weighted-average cost of capital	7% to 10%
Hawaii	76	Discounted cash flow	Monthly revenue growth	(12)% to 13% (0%)
			Pre-tax operating margin	24% to 35% (29%)
			Weighted-average cost of capital	10% to 13%
Estrella del Mar I	14	Comparable market transactions	Sale price per kilowatt (USD)	$160 to $520 ($315)
			Age of unit when sold (years)	15 to 25 (18)
Total	$548
_____________________________
(1)Fair value measurement performed as of March 31, 2020, which included the Level 3 inputs shown above. The fair value measurement performed at June 30, 2020 included only Level 2 inputs; therefore, it is not included in this table.
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

		September 30, 2020
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$183	$296	$—	$—	$296
Liabilities:	Non-recourse debt	17,377	18,987	—	16,053	2,934
	Recourse debt	3,969	2,461	—	2,461	—

		December 31, 2019
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$98	$145	$—	$—	$145
Liabilities:	Non-recourse debt	16,712	16,579	—	15,804	775
	Recourse debt	3,396	3,529	—	3,529	—
_____________________________
(1)These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and amounts impacted by the Stabilization Fund enacted by the Chilean government, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $9 million and $11 million as of September 30, 2020 and December 31, 2019, respectively.
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivative Instruments and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2019 Form 10-K.

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of September 30, 2020, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate (LIBOR and EURIBOR)	$4,750	2047
Cross-currency swaps (Chilean Unidad de Fomento and Chilean peso)	191	2029
Foreign Currency:
Argentine peso	103	2026
Chilean peso	129	2022
Colombian peso	133	2022
Mexican peso	217	2020
Euro	131	2023
Others, primarily with weighted average remaining maturities of a year or less	34	2022

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	30	2021
Power (in MWhs)	10	2024
Coal (in Tons or Metric Tons)	9	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of the periods indicated (in millions):

Fair Value	September 30, 2020			December 31, 2019
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$3	$—	$3	$31	$—	$31
Foreign currency derivatives	20	80	100	31	79	110
Commodity derivatives	—	22	22	—	30	30
Total assets	$23	$102	$125	$62	$109	$171
Liabilities
Interest rate derivatives	$673	$9	$682	$323	$5	$328
Cross-currency derivatives	27	—	27	21	—	21
Foreign currency derivatives	14	23	37	22	22	44
Commodity derivatives	—	24	24	2	29	31
Total liabilities	$714	$56	$770	$368	$56	$424

	September 30, 2020		December 31, 2019
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$68	$335	$72	$126
Noncurrent	57	435	99	298
Total	$125	$770	$171	$424

Credit Risk-Related Contingent Features (1)	September 30, 2020
Present value of liabilities subject to collateralization	$19
Cash collateral held by third parties or in escrow	19
_____________________________
(1)     Based on the credit rating of certain subsidiaries

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$20	$(186)	$(532)	$(450)
Equity in earnings	—	—	(43)	—
Cross-currency derivatives	11	(19)	(25)	(10)
Foreign currency derivatives	—	(20)	(14)	(14)
Commodity derivatives	—	3	4	2
Total	$31	$(222)	$(610)	$(472)
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(38)	$(8)	$(83)	$(25)
Cross-currency derivatives	4	(11)	(11)	(5)
Foreign currency derivatives	(3)	(4)	(16)	(15)
Commodity derivatives	—	—	2	—
Total	$(37)	$(23)	$(108)	$(45)
Gains reclassified from AOCL to earnings due to discontinuance of hedge accounting (1)	$—	$—	$—	$2
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$—	$(2)	$(1)	$(6)
Foreign currency derivatives	8	(39)	30	(33)
Commodity derivatives and other	(56)	(2)	(50)	2
Total	$(48)	$(43)	$(21)	$(37)
_____________________________
(1)     Cash flow hedge was discontinued on a cross-currency swap because the underlying debt was prepaid.
AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended September 30, 2021 by $108 million, primarily due to interest rate derivatives.
6. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions). As the Company applied the modified retrospective method of adoption for ASC 326 effective January 1, 2020, CECL reserves are included in the receivable balance as of September 30, 2020. See Note 1—Financial Statement Presentation for further information.

	September 30, 2020			December 31, 2019
	Gross Receivable	Allowance	Net Receivable	Receivable
Chile	$106	$—	$106	$33
Argentina	52	11	41	64
U.S.	18	—	18	—
Other	27	—	27	12
Total	$203	$11	$192	$109
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

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

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
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-Less-Owned Affiliates		Majority-Owned Unconsolidated Subsidiaries
Nine Months Ended September 30,	2020	2019	2020	2019
Revenue	$1,404	$807	$1	$12
Operating margin (loss)	203	87	(2)	(2)
Net loss	(444)	(65)	(3)	(7)
Guacolda — In September 2020, Guacolda management reviewed the recoverability of the Guacolda asset group and determined the undiscounted cash flows did not exceed the carrying amount. Impairment indicators were identified primarily as a result of inability to re-contract Guacolda’s generation after expiration of its existing PPAs driven by lower energy prices in Chile and reduced forecasted cash flows resulting from decarbonization initiatives of the Chilean Government. Guacolda recognized a long-lived asset impairment at the investee level, which negatively impacted the Company's Net equity in earnings (losses) of affiliates by $120 million. As a result, the Company’s basis in its investment in Guacolda was reduced to zero and the equity method of accounting was suspended. As of September 30, 2020, the Company has not recognized $114 million of equity method losses which were in excess of the Company’s carrying amount. The Guacolda equity method investment is reported in the South America SBU reportable segment.
OPGC — In December 2019, an other-than-temporary impairment was identified at OPGC primarily due to the estimated market value of the Company's investment and other negative developments impacting future expected cash flows at the investee. A calculation of the fair value of the Company’s investment in OPGC was required to evaluate whether there was a loss in the carrying value of the investment. Based on management’s estimate of fair value of $212 million, the Company recognized an other-than-temporary impairment of $92 million in December 2019. In March 2020, management’s updated estimate of fair value was $152 million and the Company recognized an additional other-than-temporary impairment of $43 million due to the economic slowdown.
In June 2020, the Company agreed to sell its entire 49% stake in OPGC resulting in an additional other-than-temporary impairment of $158 million. The sale is expected to close in the fourth quarter of 2020. Total other-than-temporary impairment for the nine months ended September 30, 2020 was $201 million, recognized in Other non-operating expense. As a result, the Company’s basis in its investment in OPGC was reduced to zero and the equity method of accounting was suspended. The OPGC equity method investment is reported in the Eurasia SBU reportable segment.
Energía Natural Dominicana Enadom — In September 2019, AES Andres completed an agreement with Energas Group to establish a joint venture for the purpose of selling natural gas and related terminal services, storage, regasification, and transportation to customers in the Dominican Republic. Gas Natural del Este (subsequently renamed Energía Natural Dominicana Enadom), a wholly-owned subsidiary of the joint venture, acquired the Eastern Pipeline development project from AES Andres for total consideration of $55 million, resulting in a gain of $2 million. The transaction was considered a contribution of a nonfinancial asset in exchange for a noncontrolling interest in the joint venture. As the Company does not control the joint venture, it is accounted for as an equity method investment and is reported in the MCAC SBU reportable segment.
Simple Energy — In July 2019, Simple Energy merged with Tendril, a previously unrelated party, to form Uplight, a new company that offers a comprehensive platform for utility customer engagement. As part of this merger, the Company contributed its ownership interest in Simple Energy and $53 million of cash in exchange for an ownership interest in the merged company. This transaction resulted in a gain on sale of $12 million and a total investment in Uplight of $98 million. As the Company does not control Uplight, it is accounted for as an equity method investment and reported as part of Corporate and Other.
sPower — In April 2019, the Company closed on the sale of approximately 48% of its interest in a portfolio of sPower’s operating assets for $173 million, subject to customary purchase price adjustments, of which $58 million was used to pay down debt at sPower. This sale resulted in a pre-tax gain on sale of business interests of $28 million. After the sale, the Company’s ownership interest in this portfolio of sPower’s operating assets decreased

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

from 50% to approximately 26%. The sPower equity method investment is reported in the US and Utilities SBU reportable segment.
8. DEBT
Recourse Debt
During the first quarter of 2020, the Company drew $840 million on revolving lines of credit at the Parent Company, of which approximately $250 million was used to enhance our liquidity position due to the uncertain economic conditions surrounding the COVID-19 pandemic, and the remaining $590 million was used for other general corporate purposes. During the second and third quarters of 2020, the Parent Company drew an additional $600 million and repaid $695 million on these revolving lines of credit. The entire $250 million related to the COVID-19 pandemic was repaid during the second quarter of 2020. As of September 30, 2020, we had approximately $710 million of outstanding indebtedness on the Parent Company credit facility at a weighted average interest rate of 1.86%.
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
Non-Recourse Debt
During the nine months ended September 30, 2020, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Repayments	Loss on Extinguishment of Debt
Southland (1)	Q1, Q2	$283	$—	$—
Gener	Q1, Q2	90	(8)	—
DPL (2)	Q2, Q3	555	(520)	(34)
Tietê	Q2, Q3	260	(1)	—
IPALCO	Q2	475	(470)	(2)
Mong Duong	Q2	150	—	—
Panama (3)	Q3	1,485	(1,228)	(16)
Cochrane	Q3	485	(445)	(1)
Angamos	Q3	—	(309)	(7)
_____________________________
(1)Issuances relate to the June 2017 long-term non-recourse debt financing to fund the Southland repowering construction projects.
(2)Includes transactions at DPL and its subsidiary, DP&L.
(3)Repayments relate to existing obligations at AES Panama, Changuinola, and Colon.

Panama — In August 2020, AES Panama issued $1.4 billion aggregate principal of 4.375% senior secured notes and a $105 million term loan due in 2030 and 2023, respectively. The proceeds from the issuance were used to prepay $447 million, $171 million, and $610 million of outstanding indebtedness at AES Panama, Changuinola, and Colon, respectively. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $16 million for the nine months ended September 30, 2020.
Cochrane — In July 2020, Cochrane issued $485 million aggregate principal of 6.25% senior secured notes due in 2034. The net proceeds from the issuance were used to prepay the outstanding principal of $445 million plus accrued interest on its senior secured facility agreement executed in 2019.
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
In June 2020, DPL issued $415 million aggregate principal of 4.125% senior secured notes due in 2025. In July 2020, the net proceeds from the issuance were used to prepay the outstanding principal of $380 million of its

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

7.25% senior unsecured notes due in 2021. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $34 million for the nine months ended September 30, 2020.
IPALCO — In April 2020, IPALCO issued $475 million aggregate principal of 4.25% senior secured notes due in 2030. The net proceeds from the issuance were used to prepay the outstanding principal of $405 million of its 3.45% senior unsecured notes and a $65 million term loan both due in July 2020. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $2 million for the nine months ended September 30, 2020.
Mong Duong — In August 2019, Mong Duong refinanced $1.1 billion aggregate principal of its existing senior secured notes due in 2029 with variable interest rates ranging from LIBOR + 2.25% to LIBOR + 4.15% in exchange for a fixed rate loan with a newly formed SPV, accounted for as an equity affiliate, due in 2029 with interest rates that vary from 4.41% to 7.18%. This refinancing was a non-cash transaction as the SPV acquired all of the outstanding rights and obligations of the original Mong Duong lenders. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $31 million for the nine months ended September 30, 2019.
DP&L — In June 2019, DP&L issued $425 million aggregate principal of 3.95% First Mortgage Bonds due in 2049. The net proceeds from the issuance were used to prepay the outstanding principal of $435 million under its variable rate $445 million credit agreement due in 2022.
Non-Recourse Debt in Default — The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of September 30, 2020. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$258	$263
AES Ilumina (Puerto Rico)	Covenant	31	26
AES Jordan Solar	Covenant	7	2
Total		$296
The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of September 30, 2020, the Company had no defaults which resulted in, or were at risk of triggering, a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The following table summarizes the Parent Company’s contingent contractual obligations as of September 30, 2020. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$1,273	63	$0 — 157
Letters of credit under the unsecured credit facility	114	25	$1 — 56
Letters of credit under the senior secured credit facility	16	15	$0 — 6
Total	$1,403	103
During the nine months ended September 30, 2020, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For each of the periods ended September 30, 2020 and December 31, 2019, the Company recognized liabilities of $4 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of September 30, 2020. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $11 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $14 million and $55 million as of September 30, 2020 and December 31, 2019, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2020. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $241 million and $481 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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
The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Income	2020	2019	2020	2019
Total Lease Revenue	$154	$152	$442	$460
Less: Variable Lease Payments	24	23	58	59
Total Non-Variable Lease Revenue	$130	$129	$384	$401
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

recognized any early terminations as of September 30, 2020. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of September 30, 2020 for the remainder of 2020 through 2024 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2020	$1	$126
2021	2	483
2022	2	467
2023	2	403
2024	2	404
Thereafter	38	1,436
Total	$47	$3,319
Less: Imputed interest	(25)
Present value of total lease receipts	$22
11. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	September 30, 2020	December 31, 2019
IPALCO common stock	$618	$618
Colon quotas (1)	189	210
IPL preferred stock	60	60
Total redeemable stock of subsidiaries	$867	$888
 _____________________________
(1)Characteristics of quotas are similar to common stock.
Colon — Our partner in Colon made capital contributions of $10 million during the nine months ended September 30, 2019. No contributions were made in 2020. Any subsequent adjustments to allocate earnings and dividends to our partner, or measure the investment at fair value, will be classified as temporary equity each reporting period as it is probable that the shares will become redeemable.
12. EQUITY
Equity Transactions with Noncontrolling Interests
AES Gener — In September 2020, AES Gener completed the sale of a portion of its stake in Cochrane. The transaction included the issuance of preferred shares and the sale of 5% of its stake in the subsidiary for $113 million, which decreased the Company’s economic interest in Cochrane to 38%. As the Company maintained control after the sale, Cochrane continues to be consolidated by the Company within the South America SBU reportable segment.
AES Tietê — In August 2020, AES Holdings Brasil Ltda. completed the acquisition of an additional 18.5% ownership in AES Tietê for $240 million which increased the Company’s economic interest in AES Tietê to 42.9%. This transaction resulted in a $202 million decrease in Parent Company Stockholders’ Equity due to a decrease in additional paid-in-capital of $88 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $114 million. As the Company maintained control after the sale, AES Tietê continues to be consolidated by the Company within the South America SBU reportable segment.
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the nine months ended September 30, 2020 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,721)	$(470)	$(38)	$(2,229)
Other comprehensive loss before reclassifications	(43)	(388)	(1)	(432)
Amount reclassified to earnings	78	69	1	148
Other comprehensive income (loss)	35	(319)	—	(284)
Reclassification from NCI due to share repurchases	(109)	(2)	(4)	(115)
Balance at the end of the period	$(1,795)	$(791)	$(42)	$(2,628)

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign currency translation adjustment, net
	Gain (loss) on disposal and sale of business interests	$(80)	$—	$(78)	$(23)
	Net income (loss) attributable to The AES Corporation	$(80)	$—	$(78)	$(23)
Derivative gains (losses), net
	Non-regulated revenue	$—	$—	$(1)	$—
	Non-regulated cost of sales	(1)	(1)	—	(11)
	Interest expense	(42)	(8)	(89)	(23)
	Gain (loss) on disposal and sale of business interests	—	—	—	1
	Foreign currency transaction gains (losses)	9	(14)	(14)	(11)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(34)	(23)	(104)	(44)
	Income tax benefit (expense)	10	6	24	10
	Net equity in earnings (losses) of affiliates	(3)	—	(4)	(2)
	Income (loss) from continuing operations	(27)	(17)	(84)	(36)
	Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	26	2	15	3
	Net income (loss) attributable to The AES Corporation	$(1)	$(15)	$(69)	$(33)
Amortization of defined benefit pension actuarial loss, net
	Non-regulated cost of sales	$(1)	$—	$(1)	$—
	Other expense	—	—	(1)	(1)
	Gain (loss) on disposal and sale of business interests	—	—	—	(26)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(1)	—	(2)	(27)
	Income tax benefit (expense)	—	—	1	—
	Net income (loss) attributable to The AES Corporation	$(1)	$—	$(1)	$(27)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(82)	$(15)	$(148)	$(83)
Common Stock Dividends — The Parent Company paid dividends of $0.1433 per outstanding share to its common stockholders during the first, second and third quarters of 2020 for dividends declared in December 2019, February 2020 and July 2020, respectively.
On October 9, 2020, the Board of Directors declared a quarterly common stock dividend of $0.1433 per share payable on November 16, 2020, to shareholders of record at the close of business on October 30, 2020.
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
The Company uses Adjusted PTC as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation; and (g) net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities. The Company has concluded that

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2020	2019	2020	2019
US and Utilities SBU	$1,061	$1,130	$2,945	$3,125
South America SBU	850	828	2,273	2,438
MCAC SBU	442	470	1,255	1,398
Eurasia SBU	195	197	634	801
Corporate and Other	49	14	191	39
Eliminations	(52)	(14)	(198)	(43)
Total Revenue	$2,545	$2,625	$7,100	$7,758

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Adjusted PTC	2020	2019	2020	2019
Income (loss) from continuing operations before taxes and equity in earnings of affiliates	$(516)	$424	$(91)	$896
Add: Net equity in earnings (losses) of affiliates	(112)	4	(106)	3
Less: (Income) loss from continuing operations before taxes, attributable to noncontrolling interests	197	(124)	(40)	(304)
Pre-tax contribution	(431)	304	(237)	595
Unrealized derivative and equity securities losses	26	69	24	78
Unrealized foreign currency losses (gains)	(4)	31	(7)	49
Disposition/acquisition losses (gains)	100	(17)	130	(3)
Impairment expense	657	1	878	124
Loss on extinguishment of debt	55	38	103	95
Net gains from early contract terminations at Angamos	(72)	—	(72)	—
Total Adjusted PTC	$331	$426	$819	$938

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Adjusted PTC	2020	2019	2020	2019
US and Utilities SBU	$185	$187	$313	$427
South America SBU	122	139	381	360
MCAC SBU	57	185	201	298
Eurasia SBU	40	19	133	114
Corporate and Other	(77)	(95)	(220)	(251)
Eliminations	4	(9)	11	(10)
Total Adjusted PTC	$331	$426	$819	$938

Total Assets	September 30, 2020	December 31, 2019
US and Utilities SBU	$14,222	$13,334
South America SBU	11,088	11,314
MCAC SBU	5,061	4,770
Eurasia SBU	3,626	3,990
Corporate and Other	270	240
Total Assets	$34,267	$33,648

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended September 30, 2020
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$674	$—	$—	$—	$—	$674
Other regulated revenue	6	—	—	—	—	6
Total regulated revenue	680	—	—	—	—	680
Non-Regulated Revenue
Revenue from contracts with customers	378	848	417	134	(3)	1,774
Other non-regulated revenue (1)	3	2	25	61	—	91
Total non-regulated revenue	381	850	442	195	(3)	1,865
Total revenue	$1,061	$850	$442	$195	$(3)	$2,545

	Three Months Ended September 30, 2019
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$788	$—	$—	$—	$—	$788
Other regulated revenue	11	—	—	—	—	11
Total regulated revenue	799	—	—	—	—	799
Non-Regulated Revenue
Revenue from contracts with customers	245	822	447	141	(1)	1,654
Other non-regulated revenue (1)	86	6	23	56	1	172
Total non-regulated revenue	331	828	470	197	—	1,826
Total revenue	$1,130	$828	$470	$197	$—	$2,625

	Nine Months Ended September 30, 2020
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$1,987	$—	$—	$—	$—	$1,987
Other regulated revenue	29	—	—	—	—	29
Total regulated revenue	2,016	—	—	—	—	2,016
Non-Regulated Revenue
Revenue from contracts with customers	742	2,267	1,181	461	(7)	4,644
Other non-regulated revenue (1)	187	6	74	173	—	440
Total non-regulated revenue	929	2,273	1,255	634	(7)	5,084
Total revenue	$2,945	$2,273	$1,255	$634	$(7)	$7,100

	Nine Months Ended September 30, 2019
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,272	$—	$—	$—	$—	$2,272
Other regulated revenue	36	—	—	—	—	36
Total regulated revenue	2,308	—	—	—	—	2,308
Non-Regulated Revenue
Revenue from contracts with customers	598	2,429	1,331	609	(3)	4,964
Other non-regulated revenue (1)	219	9	67	192	(1)	486
Total non-regulated revenue	817	2,438	1,398	801	(4)	5,450
Total revenue	$3,125	$2,438	$1,398	$801	$(4)	$7,758
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $699 million and $117 million as of September 30, 2020 and December 31, 2019, respectively.
During the nine months ended September 30, 2020 and 2019, we recognized revenue of $12 million and $9 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

In August 2020, AES Gener reached an agreement with Minera Escondida and Minera Spence to early terminate two PPAs of the Angamos coal-fired plant in Chile, further accelerating AES Gener's decarbonization strategy. As a result of the termination payment, Angamos recognized a contract liability of $655 million, of which $55 million will be derecognized each month through the end of the remaining performance obligation in August 2021. As of September 30, 2020, the remaining contract liability is $546 million.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Approximately $1.3 billion of contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected as a loan receivable, net of CECL reserve of $33 million, as of September 30, 2020.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of September 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was $11 million, primarily consisting of fixed consideration for the sale of renewable energy credits (“RECs”) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2020 and 2021, with the remainder recognized thereafter.
15. OTHER INCOME AND EXPENSE
Other income generally includes gains on insurance recoveries in excess of property damage, gains on asset sales and liability extinguishments, favorable judgments on contingencies, allowance for funds used during construction, and other income from miscellaneous transactions. Other expense generally includes losses on asset sales and dispositions, losses on legal contingencies, defined benefit plan non-service costs, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Other Income	Gain on sale of assets (1)	$—	$—	$43	$—
	Gain on insurance proceeds (2)	—	73	—	108
	Other	6	5	17	18
	Total other income	$6	$78	$60	$126

Other Expense	Legal contingencies and settlements	$12	$—	$14	$1
	Loss on sale and disposal of assets	4	5	6	19
	Non-service pension and other postretirement costs	—	4	1	13
	Other	4	—	6	2
	Total other expense	$20	$9	$27	$35
_____________________________
(1)    Primarily associated with the gain on sale of Redondo Beach land at Southland. See Note 18—Held-for-Sale and Dispositions for further information.
(2)     Associated with recoveries for property damage at the Andres facility in the Dominican Republic from a lightning incident in September 2018 and the upgrade of the tunnel lining at Changuinola.
16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
AES Gener	$781	$—	$781	$—
Hawaii	38	—	38	—
Estrella del Mar I	30	—	30	—
Kilroot and Ballylumford	—	—	—	115
Other	—	—	6	1
Total	$849	$—	$855	$116
AES Gener — In August 2020, AES Gener reached an agreement with Minera Escondida and Minera Spence to early terminate two PPAs of the Angamos coal-fired plant in Chile, further accelerating AES Gener’s decarbonization strategy. AES Gener also announced its intention to accelerate the retirement of the Ventanas 1 and Ventanas 2 coal-fired plants. Management will no longer be pursuing a contracting strategy for these assets and the plants will primarily be utilized as peaker plants and for grid stability. Due to these developments, the Company performed an impairment analysis and determined that the carrying amounts of these asset groups were not recoverable. As a result, the Company recognized asset impairment expense of $781 million. AES Gener is reported in the South America SBU reportable segment.

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

Hawaii — In July 2020, the Hawaii State Legislature passed Senate Bill 2629 which will prohibit AES Hawaii from generating electricity from coal after December 31, 2022. As this will restrict the Company from contracting the asset beyond the expiration of its existing PPA, management reassessed the economic useful life of the generation facility. A decrease in the useful life was identified as an impairment indicator. The Company performed an impairment analysis and determined that the carrying amount of the asset group was not recoverable. As a result, the Company recognized asset impairment expense of $38 million. Hawaii is reported in the US and Utilities SBU reportable segment.
Estrella del Mar I — In August 2020, the Estrella del Mar I power barge was disconnected from the Panama grid and AES Panama is currently evaluating its options for the asset. Upon disconnection, the Company concluded that the barge was no longer part of the AES Panama asset group and performed an impairment analysis. The Company determined that the carrying amount of the asset was not recoverable and recognized asset impairment expense of $30 million. Estrella del Mar I is reported in the MCAC SBU reportable segment.
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
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and nine months ended September 30, 2020 were 28% and (60)%, respectively. The effective tax rates for the three and nine months ended September 30, 2019 were 31% and 34%, respectively. The difference between the Company’s effective tax rates for the 2020 and 2019 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, and valuation allowance.
The impact of foreign currency devaluation in Mexico was approximately $11 million of discrete tax benefit for the nine months ended September 30, 2020.
The impact of foreign currency devaluation in Argentina was approximately $11 million and $17 million of discrete tax expense for the three and nine month periods ended September 30, 2019, respectively.
For the three and nine months ended September 30, 2020, the Company recognized discrete tax benefit of approximately $28 million and $20 million, respectively, on the Company’s investment in Guacolda for equity earnings losses primarily associated with the impairment of long-lived assets. For the nine months ended September 30, 2020, the Company also recognized discrete tax expense of $21 million as a result of incremental capitalized interest in Chile and discrete tax expense of approximately $25 million as a result of incremental deferred taxes relating to DPL.
18. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Itabo — In June 2020, the Company entered into an agreement to sell its 43% ownership interest in Itabo, a coal-fired plant and gas turbine in Dominican Republic, for $101 million. The sale is subject to regulatory approval and is expected to close in the fourth quarter of 2020. As of September 30, 2020, Itabo was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the Itabo facility as of September 30, 2020 was $211 million. Itabo is reported in the MCAC SBU reportable segment.

27 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

Jordan — In February 2019, the Company entered into an agreement to sell its 36% ownership interest in two generation plants, IPP1 and IPP4, and a solar plant in Jordan. In December 2019, the original sales agreement expired, and in April 2020, one of the potential buyers withdrew from the transaction due to the uncertain economic conditions surrounding the COVID-19 pandemic. The Company continues with an active process to complete the sale of its controlling interest in IPP1 and IPP4 and believes the sale remains probable. However, as of June 30, 2020, the solar plant no longer met the held-for-sale criteria. As such, the solar plant was reclassified as held and used as of June 30, 2020. The generation plants remain classified as held-for-sale, but do not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of September 30, 2020 was $167 million. Jordan is reported in the Eurasia SBU reportable segment.
Pre-tax income attributable to AES of businesses held-for-sale was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Itabo	$9	$9	$28	$23
Jordan	5	5	15	13
Total	$14	$14	$43	$36
Dispositions
Uruguaiana — In September 2020, the Company completed the sale of its entire interest in AES Uruguaiana, resulting in a pre-tax loss on sale of $90 million, primarily due to the write-off of cumulative translation adjustments. As part of the sale agreement, the Company has guaranteed payment of certain contingent liabilities and provided indemnifications to the buyer which were estimated to have a fair value of $22 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Uruguaiana was reported in the South America SBU reportable segment.
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

28 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

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
Los Cururos — In September 2019, AES Gener entered into an agreement to purchase the Los Cururos wind farm and transmission lines in Chile from EPM Chile S.A. for total consideration of $143 million, including $5 million in working capital adjustments paid in the first quarter of 2020. The transaction was accounted for as an asset acquisition, therefore the consideration transferred, plus transaction costs, was allocated to the individual assets acquired and liabilities assumed based on their relative fair values. Any differences arising from post-closing adjustments will be allocated accordingly. Los Cururos is reported in the South America SU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and nine months ended September 30, 2020 and 2019, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended September 30,	2020			2019
(in millions, except per share data)	Loss	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$(333)	665	$(0.50)	$210	664	$0.32
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	—	—	—	3	—
DILUTED EARNINGS (LOSS) PER SHARE	$(333)	665	$(0.50)	$210	667	$0.32

Nine Months Ended September 30,	2020			2019
(in millions, except per share data)	Loss	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$(275)	665	$(0.41)	$380	663	$0.57
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	1	—
Restricted stock units	—	—	—	—	3	—
DILUTED EARNINGS PER SHARE	$(275)	665	$(0.41)	$380	667	$0.57
The calculation of diluted earnings per share excluded 1 million outstanding stock awards for the three and nine months ended September 30, 2019, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
For the three and nine months ended September 30, 2020, the calculation of diluted earnings per share excluded 6 million outstanding stock awards because their impact would be anti-dilutive given the loss from continuing operations. These stock awards could potentially dilute basic earnings per share in the future. Had the Company generated income, 3 million potential shares of common stock related to the stock awards would have been included in diluted weighted-average shares outstanding.
21. RISKS AND UNCERTAINTIES
COVID-19 Pandemic — The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. For the three and nine months ended September 30, 2020, the COVID-19 pandemic has had an impact on demand for electricity and, as a result, on the financial results and operations of the Company. The magnitude and duration of

29 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2020 and 2019

the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.
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
As a result of the long-lived asset impairments at Gener during the third quarter of 2020, the Company determined there was a triggering event requiring a reassessment of goodwill impairment at September 1, 2020. The Company determined the fair value of its Gener reporting unit exceeded its carrying value by 13%. Although the fair value exceeds its carrying value by more than 10%, the Company continues to monitor the Gener reporting unit for potential interim goodwill impairment triggering events.
The Company monitors its reporting units at risk of impairment for interim impairment indicators, and believes that the estimates and assumptions used in the calculations are reasonable as of September 30, 2020. Should the fair value of any of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, regulatory changes, or other adverse conditions, goodwill impairment charges may be necessary in future periods.
22. SUBSEQUENT EVENTS
Southland Energy — On October 23, 2020, the Company signed an agreement to sell 35% of its ownership interest in the Southland repowering assets (“Southland Energy”) for $424 million, subject to customary purchase price adjustments. The transaction is expected to close during the fourth quarter of 2020 and is expected to be accounted for as an equity transaction, with no gain or loss recognized in the financial statements. Southland Energy will continue to be consolidated by the Company and is reported in the US and Utilities SBU reportable segment.

30 | The AES Corporation | September 30, 2020 Form 10-Q
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
Executive Summary
Compared with last year, third quarter diluted earnings per share from continuing operations decreased $0.82 to a loss of $0.50. This decrease reflects higher impairments and losses on sales in the current period, and lower contributions from our MCAC SBU largely due to prior year net insurance recoveries; partially offset by lower income tax expense and higher margins at our South America SBU largely due to net gains from early contract terminations at Angamos.
Adjusted EPS, a non-GAAP measure, decreased $0.06 to $0.42, mainly due to lower contributions from our MCAC SBU largely due to prior year net insurance recoveries, partially offset by a lower adjusted tax rate.
Compared with last year, diluted earnings per share from continuing operations for the nine months ended September 30, 2020 decreased $0.98 to a loss of $0.41. This decrease reflects higher impairments and losses on sales in the current period, lower contributions from our US and Utilities SBU primarily driven by the realization of the anticipated impact of COVID-19 on demand and lower regulated rates as a result of the changes in DP&L’s ESP, and prior year net insurance recoveries; partially offset by lower income tax expense, higher margins at our South America and MCAC SBUs largely due to net gains from early contract terminations at Angamos and higher availability and improved hydrology in Panama, respectively, a gain on sale of land in the U.S., and a positive impact in Chile due to incremental capitalized interest.
Adjusted EPS, a non-GAAP measure, decreased $0.06 to $0.96, mainly due to lower contributions from our

31 | The AES Corporation | September 30, 2020 Form 10-Q
US and Utilities SBU primarily driven by the realization of the anticipated impact of COVID-19 on demand and lower regulated rates as a result of the changes in DP&L’s ESP, and prior year net insurance recoveries; partially offset by a lower adjusted tax rate, higher margins at our MCAC SBU largely due to higher availability and improved hydrology in Panama, a gain on sale of land in the U.S., and a positive impact in Chile due to incremental capitalized interest.

32 | The AES Corporation | September 30, 2020 Form 10-Q

Accelerating the future of energy, together.

Business Overview

116 Generation Facilities

6 Utility Companies

31,357 Gross MW

34,363 GWH [(2)]

Three Months Ended September 30,		2020	2019
Diluted earnings (loss) per share	$	(0.50) $	0.32
Adjusted EPS [(1)]		0.42	0.48

Nine Months Ended September 30,		2020	2019
Diluted earnings (loss) per share	$	(0.41) $	0.57
Adjusted EPS [(1)]		0.96	1.02

Operating Margin **(in millions)**

Adjusted PTC [(1)] **(in millions)**

Operating Cash Flow **(in millions)**

YTD
QTD
$1,787
$756
$1,789
$701
Q3 2020
Q3 2019
$819
$331
$938
$426
Q3 2020
Q3 2019
$2,087
$1,267
$1,775
$761
Q3 2020
Q3 2019

Key events in 2020

- Awarded or signed PPAs for 2.1 GW of renewables
- Announced the retirement of 3.2 GW, reducing coal generation to 29% of total generation
- Fluence awarded 690 MW of energy storage in year-to-date 2020, bringing total backlog to 1.9 GW

Strategic outlook

- 100% renewables backlog of 6,806 MW
- Sign 2-3 GW of renewable PPAs annually through 2022
- Targeting a reduction in coal-fired generation below 10% of total generation by year-end 2030; goal to be net carbon neutral by 2050

Under construction

20 Plants

2,168 MW

Energy Storage 12%
Hydro 24%
Wind 36%
Solar 28%

Contracted renewable backlog

34 Plants

4,638 MW

Energy Storage 11%
Solar 53%
Wind 36%

(1) See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2019.

33 | The AES Corporation | September 30, 2020 Form 10-Q
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
•In year-to-date 2020, the Company completed construction of 1,754 MW of new projects, including:
◦1,299 MW Southland repowering project in Southern California;
◦100 MW Vientos Bonaerenses wind facility in Argentina;
◦100 MW Vientos Neuquinos wind facility in Argentina;
◦80 MW Andes 2a solar facility in Chile;
◦75 MW Pleinmont 1 solar facility in Virginia;
◦57 MW of solar and solar plus storage in the U.S. at AES Distributed Energy;
◦28 MW Na Pua Makani wind facility in Hawaii;
◦10 MW Alfalfal Virtual Reservoir energy storage facility in Chile; and
◦5 MW Opico solar facility in El Salvador.
•In year-to-date 2020, the Company was awarded or signed 2,093 MW of renewables and energy storage under long-term PPAs:
◦1,173 MW of wind and solar at AES Gener in Chile and Colombia;
◦542 MW of energy storage, solar and solar plus storage in the U.S.;
◦187 MW of wind at AES Tietê in Brazil;
◦109 MW of wind in Mexico; and
◦82 MW of wind and solar in Panama and the Dominican Republic.
•The Company's backlog of 6,806 MW of renewables now includes:
◦2,168 MW under construction and expected on-line through 2021; and
◦4,638 MW of renewables signed under long-term PPAs or awarded.
•The Company has reduced its coal-fired generation to 29% of total generation volume (proforma for asset sales and retirements announced in 2020) and is on track to further reduce its coal-fired generation to less than 10% by year-end 2030.
◦In November 2020, the Company announced the retirement of 1,158 MW of coal-fired generation, which will decrease the Company's generation from coal by 5 percentage points, to approximately 29% of its total generation.
▪630 MW Petersburg Units 1 and 2 in Indiana;
▪322 MW Ventanas Units 1 and 2 in Chile; and
▪206 MW AES Hawaii.
Innovative Solutions: The Company is developing and deploying innovative solutions such as battery-based energy storage, digital customer interfaces and energy management.
•Fluence, the Company's joint venture with Siemens, is the global leader in the fast-growing energy storage market, which is expected to increase by 15 to 20 GW annually.
◦In year-to-date 2020, Fluence signed 690 MW of new contracts, bringing its total delivered or awarded to 2.4 GW.
Superior Results: By investing in sustainable growth and offering innovative solutions to customers, the Company is transforming its business mix to deliver superior results.
•The Company has a resilient and diversified portfolio of electric generation and utilities with credit-worthy offtakers and an average contract life of 14 years.

34 | The AES Corporation | September 30, 2020 Form 10-Q
Review of Consolidated Results of Operations (unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	$ change	% change	2020	2019	$ change	% change
Revenue:
US and Utilities SBU	$1,061	$1,130	$(69)	-6%	$2,945	$3,125	$(180)	-6%
South America SBU	850	828	22	3%	2,273	2,438	(165)	-7%
MCAC SBU	442	470	(28)	-6%	1,255	1,398	(143)	-10%
Eurasia SBU	195	197	(2)	-1%	634	801	(167)	-21%
Corporate and Other	49	14	35	NM	191	39	152	NM
Eliminations	(52)	(14)	(38)	NM	(198)	(43)	(155)	NM
Total Revenue	2,545	2,625	(80)	-3%	7,100	7,758	(658)	-8%
Operating Margin:
US and Utilities SBU	235	234	1	—%	491	621	(130)	-21%
South America SBU	337	250	87	35%	707	637	70	11%
MCAC SBU	137	179	(42)	-23%	411	361	50	14%
Eurasia SBU	42	32	10	31%	142	136	6	4%
Corporate and Other	23	(6)	29	NM	70	23	47	NM
Eliminations	(18)	12	(30)	NM	(34)	11	(45)	NM
Total Operating Margin	756	701	55	8%	1,787	1,789	(2)	—%
General and administrative expenses	(41)	(41)	—	—%	(119)	(136)	17	-13%
Interest expense	(290)	(250)	(40)	16%	(741)	(788)	47	-6%
Interest income	64	81	(17)	-21%	198	242	(44)	-18%
Loss on extinguishment of debt	(54)	(65)	11	-17%	(95)	(126)	31	-25%
Other expense	(20)	(9)	(11)	NM	(27)	(35)	8	-23%
Other income	6	78	(72)	-92%	60	126	(66)	-52%
Gain (loss) on disposal and sale of business interests	(90)	16	(106)	NM	(117)	9	(126)	NM
Asset impairment expense	(849)	—	(849)	NM	(855)	(116)	(739)	NM
Foreign currency transaction gains (losses)	2	(87)	89	NM	20	(69)	89	NM
Other non-operating expense	—	—	—	—	(202)	—	(202)	NM
Income tax benefit (expense)	147	(130)	277	NM	(55)	(302)	247	-82%
Net equity in earnings (losses) of affiliates	(112)	4	(116)	NM	(106)	3	(109)	NM
INCOME (LOSS) FROM CONTINUING OPERATIONS	(481)	298	(779)	NM	(252)	597	(849)	NM
Gain from disposal of discontinued businesses	—	—	—	—	3	1	2	NM
NET INCOME (LOSS)	(481)	298	(779)	NM	(249)	598	(847)	NM
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	148	(88)	236	NM	(23)	(217)	194	-89%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(333)	$210	$(543)	NM	$(272)	$381	$(653)	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(333)	$210	$(543)	NM	$(275)	$380	$(655)	NM
Income from discontinued operations, net of tax	—	—	—	—	3	1	2	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(333)	$210	$(543)	NM	$(272)	$381	$(653)	NM
Net cash provided by operating activities	$1,267	$761	$506	66%	$2,087	$1,775	$312	18%
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

35 | The AES Corporation | September 30, 2020 Form 10-Q
Consolidated Revenue and Operating Margin
Three Months Ended September 30, 2020
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $80 million, or 3%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Excluding the unfavorable FX impact of $51 million, primarily in South America, this decrease was driven by:
•$69 million in US and Utilities mainly driven by a decrease in energy pass-through rates and lower demand due to the COVID-19 pandemic in El Salvador, lower fuel revenues and lower retail sales demand at IPL mostly as a result of the COVID-19 pandemic, and lower regulated rates as a result of the changes in DP&L’s ESP. These decreases were partially offset by increased capacity sales at Southland Energy due to commencement of the PPAs; and
•$19 million in MCAC mainly driven by the disconnection of the Estrella del Mar I power barge from the grid in Panama, lower contract prices driven by lower LNG index prices at the Colon combined cycle facility in Panama, and lower generation in Mexico.
These unfavorable impacts were partially offset by an increase of $70 million in South America mainly driven by the revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $55 million, or 8%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Excluding the unfavorable FX impact of $15 million, this increase was mainly driven by:
•$103 million in South America mainly driven by the drivers discussed above, partially offset by lower margin in Colombia due to drier hydrology.
These favorable impacts were partially offset by a decrease of $41 million in MCAC mainly driven by prior year insurance recoveries associated with the lightning incident at the Andres facility in 2018 and current year outage due to Andres steam turbine failure.

36 | The AES Corporation | September 30, 2020 Form 10-Q
Nine Months Ended September 30, 2020
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $658 million, or 8%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Excluding the unfavorable FX impact of $148 million, primarily in South America, this decrease was driven by:
•$180 million in US and Utilities mainly driven by a decrease in energy pass-through rates and lower demand due to the COVID-19 pandemic in El Salvador, lower regulated rates as a result of the changes in DP&L’s ESP, and lower retail sales demand at both IPL and DPL primarily due to milder weather and COVID-19 pandemic impacts. These decreases were partially offset by increased capacity sales at Southland Energy due to the commencement of the PPAs;
•$168 million in Eurasia mainly driven by the sale of the Northern Ireland businesses in June 2019;
•$120 million in MCAC mainly driven by lower generation and volume pass-through fuel revenue in Mexico, the disconnection of the Estrella del Mar I power barge from the grid in Panama, lower market prices, spot sales and demand in the Dominican Republic, and lower PPA prices driven by lower LNG index prices at the Colon combined cycle facility in Panama; and
•$39 million in South America mainly driven by drier hydrology and lower generation in Colombia due to a life extension project being performed at the Chivor hydro plant, lower pass-through coal prices in Chile, and lower energy and capacity prices (Resolution 31/2020) in Argentina, partially offset by revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence and recovery of previously expensed payments from customers in Chile.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $2 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Excluding the unfavorable FX impact of $39 million, primarily in South America, this decrease was driven by:
•$130 million in US and Utilities mostly due to lower regulated rates as a result of the changes in DP&L’s ESP and lower retail sales demand primarily due to milder weather, lower capacity sales due to the retirement of units at Southland, a favorable revision to the ARO at DPL in 2019, lower demand due to the COVID-19 pandemic in El Salvador, and increased rock ash disposal at Puerto Rico.
These unfavorable impacts were partially offset by an increase of:

37 | The AES Corporation | September 30, 2020 Form 10-Q
•$109 million in South America primarily due to revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence and recovery of previously expensed payments from customers in Chile. These impacts were partially offset by drier hydrology in Colombia and the impact of a life extension project being performed at the Chivor hydro plant; and
•$50 million in MCAC mostly in Panama due to improved hydrology, higher availability at the Colon combined cycle facility and at Changuinola due to the tunnel lining upgrade in 2019, partially offset by prior year insurance recoveries associated with the lightning incident at the Andres facility in 2018 and current year outage due to Andres steam turbine failure.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses remained flat at $41 million for the three months ended September 30, 2020 and 2019.
General and administrative expenses decreased $17 million, or 13%, to $119 million for the nine months ended September 30, 2020, compared to $136 million for the nine months ended September 30, 2019, primarily due to a higher reallocation of information technology costs to the SBUs.
Interest expense
Interest expense increased $40 million, or 16%, to $290 million for the three months ended September 30, 2020, compared to $250 million for the three months ended September 30, 2019. This increase is primarily driven by lower capitalized interest due to the commencement of operations at the Alamitos and Huntington Beach facilities in February 2020 and a higher inflation rate in Brazil resulting in higher monetary correction for liabilities, partially offset by lower interest rates due to refinancing at the Parent Company.
Interest expense decreased $47 million, or 6%, to $741 million for the nine months ended September 30, 2020, compared to $788 million for the nine months ended September 30, 2019. This decrease is primarily due to incremental capitalized interest in Chile and lower interest rates due to refinancing at the Parent Company, partially offset by lower capitalized interest due to the commencement of operations at the Alamitos and Huntington Beach facilities in February 2020.
Interest income
Interest income decreased $17 million, or 21%, to $64 million for the three months ended September 30, 2020, compared to $81 million for the three months ended September 30, 2019 and decreased $44 million, or 18%, to $198 million for the nine months ended September 30, 2020, compared to $242 million for the nine months ended September 30, 2019. This decrease is primarily due to the decrease of the LIBOR rate on receivables in Argentina, a lower loan receivable balance at Mong Duong, and a lower average interest rate in Brazil.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $11 million, or 17%, to $54 million for the three months ended September 30, 2020, compared to $65 million for the three months ended September 30, 2019. This decrease was primarily due to losses of $31 million at Mong Duong and $28 million at Colon resulting from the refinancing and redemption of senior notes in 2019 compared to losses of $34 million at DPL and $16 million at AES Panama, Changuinola, and Colon in 2020.
Loss on extinguishment of debt decreased $31 million, or 25%, to $95 million for the nine months ended September 30, 2020, compared to $126 million for the nine months ended September 30, 2019. This decrease was primarily due to losses of $31 million at Mong Duong, $28 million at Colon, and $11 million at Gener in 2019, partially offset by a loss of $37 million at the Parent Company resulting from the redemption of senior notes in 2020.
See Note 8—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income decreased $72 million, or 92%, to $6 million for the three months ended September 30, 2020, compared to $78 million for the three months ended September 30, 2019 primarily due to the prior year gains on

38 | The AES Corporation | September 30, 2020 Form 10-Q
insurance recoveries associated with property damage at the Andres facility and upgrading the tunnel lining at Changuinola.
Other income decreased $66 million, or 52%, to $60 million for the nine months ended September 30, 2020, compared to $126 million for the nine months ended September 30, 2019. This decrease was primarily due to prior year gains on insurance recoveries associated with property damage at the Andres facility and upgrading the tunnel lining at Changuinola, partially offset by the current year gain on sale of Redondo Beach land at Southland.
Other expense increased $11 million to $20 million for the three months ended September 30, 2020, compared to $9 million for the three months ended September 30, 2019 primarily due to compliance with an arbitration decision.
Other expense decreased $8 million, or 23%, to $27 million for the nine months ended September 30, 2020, compared to $35 million for the nine months ended September 30, 2019, primarily due to the disposal of tunnel lining at Changuinola in 2019 and lower defined benefit plan costs at IPL, partially offset by compliance with an arbitration decision.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain (loss) on disposal and sale of business interests
Loss on disposal and sale of business interests was $90 million for the three months ended September 30, 2020, primarily due to the loss on sale of Uruguaiana, as compared to a gain of $16 million for the three months ended September 30, 2019, primarily due to the 2019 gain on the merger of Simple Energy to form Uplight.
Loss on disposal and sale of business interests was $117 million for the nine months ended September 30, 2020, primarily due to the loss on sale of Uruguaiana and the settlement of arbitration related to the sale of the Kazakhstan HPPs, as compared to a gain of $9 million for the nine months ended September 30, 2019, primarily due to the gain on sale of a portion of our interest in sPower’s operating assets and the gain on the merger of Simple Energy to form Uplight, partially offset by the loss on sale of Kilroot and Ballylumford.
See Note 18—Held-for-Sale and Dispositions and Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense was $849 million for the three months ended September 30, 2020, primarily consisting of a $781 million impairment related to certain coal-fired plants at AES Gener, as well as impairments of the generation facility in Hawaii and the Estrella del Mar I power barge in Panama. There was no asset impairment expense during the three months ended September 30, 2019.
Asset impairment expense increased $739 million to $855 million for the nine months ended September 30, 2020, compared to $116 million for the nine months ended September 30, 2019. This increase was primarily due to a $781 million impairment related to certain coal-fired plants at AES Gener, as well as impairments of the generation facility in Hawaii and the Estrella del Mar I power barge in Panama, partially offset by a prior year impairment of $115 million as a result of Kilroot and Ballylumford being classified as held-for-sale.
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Chile	$3	$8	$13	$9
Dominican Republic	—	3	9	2
Corporate	4	(10)	8	(9)
Argentina	(4)	(83)	(11)	(69)
Other	(1)	(5)	1	(2)
Total (1)	$2	$(87)	$20	$(69)
___________________________________________
(1)Includes gains of $2 million and losses of $41 million on foreign currency derivative contracts for the three months ended September 30, 2020 and 2019, respectively, and gains of $20 million and losses of $24 million on foreign currency derivative contracts for the nine months ended September 30, 2020 and 2019, respectively.
The Company recognized net foreign currency transaction gains of $2 million for the three months ended September 30, 2020 with no material drivers.

39 | The AES Corporation | September 30, 2020 Form 10-Q
The Company recognized net foreign currency transaction gains of $20 million for the nine months ended September 30, 2020, primarily due to realized gains on foreign currency derivatives in South America due to the depreciating Colombian peso, gains in the Dominican Republic due to the depreciating Dominican peso, and gains at the Parent Company resulting from the appreciation of intercompany receivables denominated in Euro, partially offset in Argentina due to depreciating receivables denominated in the Argentine peso.
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
Other non-operating expense
Other non-operating expense was $202 million for the nine months ended September 30, 2020. In March 2020, the Company recognized a $43 million other-than-temporary impairment of the OPGC equity method investment due to the economic slowdown. In June 2020, the Company agreed to sell its entire stake in the OPGC investment, resulting in an additional other-than-temporary impairment of $158 million. There were no other non-operating expenses during the nine months ended September 30, 2019.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Income tax benefit (expense)
Income tax expense decreased $277 million to benefit of $147 million for the three months ended September 30, 2020, compared to expense of $130 million for the three months ended September 30, 2019. The Company’s effective tax rates were 28% and 31% for the three months ended September 30, 2020 and 2019, respectively. The third quarter 2020 effective tax rate was impacted by the tax benefit on the Company’s investment in Guacolda relating to equity earnings losses for the impairment of long-lived assets. Partially offsetting this tax benefit was an unfavorable impact from the loss on sale of the Company’s entire interest in AES Uruguaiana. The third quarter 2019 effective tax rate was impacted by nondeductible unrealized losses on foreign currency derivatives related to government receivables in Argentina.
Income tax expense decreased $247 million, or 82%, to $55 million for the nine months ended September 30, 2020, compared to $302 million for the nine months ended September 30, 2019. The Company’s effective tax rates were (60)% and 34% for the nine months ended September 30, 2020 and 2019, respectively. This net change in the effective tax rate was primarily due to the impact of the other-than-temporary impairment of the OPGC equity method investment and the loss on sale of the Company’s entire interest in AES Uruguaiana. These impacts were partially offset by the recognition of the 2020 tax benefit related to a depreciating Peso in certain of our Argentine subsidiaries, as well as the aforementioned impact of the Company’s investment in Guacolda.
See Note 7—Investments In and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for details of the other-than-temporary impairment. See Note 18 —Held-for-Sale and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for details of the sale of AES Uruguaiana.
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
Net equity in earnings (losses) of affiliates
Net equity in earnings of affiliates decreased $116 million to losses of $112 million for the three months ended September 30, 2020, compared to earnings of $4 million for the three months ended September 30, 2019. This was primarily driven by a $120 million decrease in earnings at Gener due to a long-lived asset impairment at its investee, Guacolda.
Net equity in earnings of affiliates decreased $109 million to losses of $106 million for the nine months ended September 30, 2020, compared to earnings of $3 million for the nine months ended September 30, 2019. This was primarily driven by a $93 million decrease in earnings at Gener mainly due to a long-lived asset impairment at its investee, Guacolda, and a $38 million decrease in earnings at sPower due to the impairment of certain development projects.

40 | The AES Corporation | September 30, 2020 Form 10-Q
Net income (loss) attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $236 million to a loss of $148 million for the three months ended September 30, 2020, compared to income of $88 million for the three months ended September 30, 2019. This decrease was primarily due to:
•Lower earnings in Chile due to long-lived asset impairments at Gener, partially offset by net gains from early contract terminations at Angamos;
•Lower earnings in Panama primarily due to current year asset impairment and loss on extinguishment of debt;
•Higher interest expense due to higher inflation, impacting liability balances at Tietê;
•Prior year insurance recoveries net of outages at Andres;
•HLBV allocation of losses to noncontrolling interests at Distributed Energy; and
•Lower earnings in Colombia due to drier hydrology at the Chivor hydroelectric plant.
These increases were partially offset by:
•Prior year losses on extinguishment of debt at Mong Duong and Colon.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $194 million, or 89%, to $23 million for the nine months ended September 30, 2020, compared to $217 million for the nine months ended September 30, 2019. This decrease was primarily due to:
•Lower earnings in Chile due to long-lived asset impairments at Gener, partially offset by net gains from early contract terminations at Angamos and lower interest expense due to incremental capitalized interest;
•Lower earnings in Colombia due to drier hydrology and a life extension project at the Chivor hydroelectric plant;
•Prior year insurance recoveries net of outages at Andres; and
•HLBV allocation of losses to noncontrolling interests at Distributed Energy.
These increases were partially offset by:
•Prior year losses on extinguishment of debt at Mong Duong and Colon.
Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $543 million to a loss of $333 million for the three months ended September 30, 2020, compared to income of $210 million for the three months ended September 30, 2019. This decrease was primarily due to:
•Long-lived asset impairments at Gener, Guacolda, Hawaii and Panama;
•Loss on sale of Uruguaiana;
•Prior year net insurance recoveries at Andres; and
•Losses on extinguishment of debt at DPL and Panama.
These decreases were partially offset by:
•Lower income tax expense;
•Prior year unrealized losses on foreign currency derivatives related to government receivables in Argentina;
•Higher margins at our South America SBU; and
•Prior year losses on extinguishment of debt at Mong Duong and Colon.
Net income attributable to The AES Corporation decreased $653 million to a loss of $272 million for the nine months ended September 30, 2020, compared to income of $381 million for the nine months ended September 30, 2019. This decrease was primarily due to:
•Long-lived asset impairments at Gener, Guacolda, Hawaii and Panama;
•Other-than-temporary impairment of OPGC;

41 | The AES Corporation | September 30, 2020 Form 10-Q
•Lower margins at our US and Utilities SBU;
•Losses on sale of Uruguaiana and the Kazakhstan HPPs as a result of the final arbitration decision;
•Prior year net insurance recoveries at Andres; and
•Losses on extinguishment of debt at the Parent Company.
These decreases were partially offset by:
•Lower income tax expense;
•Prior year impairments of Kilroot and Ballylumford;
•Prior year unrealized losses on foreign currency derivatives related to government receivables in Argentina;
•Higher margins at our South America and MCAC SBUs;
•Prior year losses on extinguishment of debt at Mong Duong and Colon;
•Lower interest expense due to incremental capitalized interest in Chile; and
•Gain on sale of land held by AES Redondo Beach at Southland.
SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC and Adjusted EPS are non-GAAP supplemental measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts and lenders.
During the quarter ended September 30, 2020, the Company changed the definitions of Adjusted Operating Margin, Adjusted PTC and Adjusted EPS to exclude net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. We believe the inclusion of the effects of this non-recurring transaction would result in a lack of comparability in our results of operations and would distort the metrics that our investors use to measure us.
During the year ended December 31, 2019, the Company changed the definitions of Adjusted PTC and Adjusted EPS to exclude gains and losses recognized at commencement of sales-type leases. We believe these transactions are economically similar to sales of business interests and excluding these gains or losses better reflects the underlying business performance of the Company.
Adjusted Operating Margin
We define Adjusted Operating Margin as Operating Margin, adjusted for the impact of NCI, excluding (a) unrealized gains or losses related to derivative transactions; (b) benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures; (c) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation; and (d) net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin. See Review of Consolidated Results of Operations for the definition of Operating Margin.
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

42 | The AES Corporation | September 30, 2020 Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted Operating Margin (in millions)	2020	2019	2020	2019
Operating Margin	$756	$701	$1,787	$1,789
Noncontrolling interests adjustment (1)	(207)	(194)	(530)	(491)
Unrealized derivative losses	26	2	9	—
Disposition/acquisition losses	14	4	18	14
Net gains from early contract terminations at Angamos	(72)	—	(72)	—
Total Adjusted Operating Margin	$517	$513	$1,212	$1,312
_______________________
(1)The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.

Adjusted PTC
We define Adjusted PTC as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation; and (g) net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.

43 | The AES Corporation | September 30, 2020 Form 10-Q
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted PTC (in millions)	2020	2019	2020	2019
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$(333)	$210	$(275)	$380
Income tax expense (benefit) from continuing operations attributable to The AES Corporation	(98)	94	38	215
Pre-tax contribution	(431)	304	(237)	595
Unrealized derivative and equity securities losses	26	69	24	78
Unrealized foreign currency losses (gains)	(4)	31	(7)	49
Disposition/acquisition losses (gains)	100	(17)	130	(3)
Impairment expense	657	1	878	124
Loss on extinguishment of debt	55	38	103	95
Net gains from early contract terminations at Angamos	(72)	—	(72)	—
Total Adjusted PTC	$331	$426	$819	$938

44 | The AES Corporation | September 30, 2020 Form 10-Q
Adjusted EPS
We define Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation; (g) net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence; and (h) tax benefit or expense related to the enactment effects of 2017 U.S. tax law reform and related regulations and any subsequent period adjustments related to enactment effects.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
Reconciliation of Adjusted EPS	2020		2019		2020		2019
Diluted earnings (loss) per share from continuing operations	$(0.50)		$0.32		$(0.41)		$0.57
Unrealized derivative and equity securities losses	0.04	(1)	0.10	(2)	0.04	(1)	0.12	(2)
Unrealized foreign currency losses (gains)	—		0.05	(3)	(0.01)		0.06	(3)
Disposition/acquisition losses (gains)	0.15	(4)	(0.03)	(5)	0.20	(6)	—
Impairment expense	0.98	(7)	—		1.31	(8)	0.19	(9)
Loss on extinguishment of debt	0.08	(10)	0.06	(11)	0.15	(12)	0.14	(13)
Net gains from early contract terminations at Angamos	(0.11)	(14)	—		(0.11)	(14)	—
U.S. Tax Law Reform Impact	—		—		0.02	(15)	0.01
Less: Net income tax benefit	(0.22)	(16)	(0.02)		(0.23)	(16)	(0.07)	(17)
Adjusted EPS	$0.42		$0.48		$0.96		$1.02
_____________________________
(1)Amounts primarily relate to unrealized derivative losses at Southland of $20 million, or $0.03 per share, for the three months ended September 30, 2020, and unrealized derivative losses in Argentina mainly associated with foreign currency derivatives on government receivables of $18 million, or $0.03 per share, for the nine months ended September 30, 2020.
(2)Amounts primarily relate to unrealized derivative losses in Argentina of $71 million, or $0.11 per share, and $77 million, or $0.12 per share, for the three and nine months ended September 30, 2019, respectively, mainly associated with foreign currency derivatives on government receivables.
(3)Amounts primarily relate to unrealized FX losses in Argentina of $11 million, or $0.02 per share, and $23 million, or $0.03 per share, for the three and nine

45 | The AES Corporation | September 30, 2020 Form 10-Q
months ended September 30, 2019, respectively, mainly associated with the devaluation of long-term receivables denominated in Argentine pesos; and unrealized FX losses at the Parent Company of $18 million, or $0.03 per share, and $22 million, or $0.03 per share, for the three and nine months ended September 30, 2019, respectively, mainly associated with intercompany receivables denominated in Euro.
(4)Amount primarily relates to loss on sale of Uruguaiana of $85 million, or $0.13 per share, and advisor fees associated with the successful acquisition of additional ownership interest in Tietê of $9 million, or $0.01 per share.
(5)Amount primarily relates to gain on sale of ownership interest in Simple Energy as part of the Uplight merger of $13 million, or $0.02 per share, and realized derivative gains associated with the sale of Kilroot and Ballylumford of $7 million, or $0.01 per share.
(6)Amount primarily relates to loss on sale of Uruguaiana of $85 million, or $0.13 per share, loss on sale of the Kazakhstan HPPs of $30 million, or $0.05 per share, as result of the final arbitration decision, and advisor fees associated with the successful acquisition of additional ownership interest in Tietê of $9 million, or $0.01 per share.
(7)Amount primarily relates to asset impairments at Gener of $523 million, or $0.78 per share, at our Guacolda equity affiliate impacting equity earnings by $81 million, or $0.12 per share, at Hawaii of $38 million, or $0.06 per share, and at Panama of $15 million, or $0.02 per share.
(8)Amount primarily relates to asset impairments at Gener of $527 million, or $0.79 per share, other-than-temporary impairment of OPGC of $201 million, or $0.30 per share, impairment at our Guacolda equity affiliate impacting equity earnings by $81 million, or $0.12 per share, impairment at Hawaii of $38 million, or $0.06 per share, impairment at Panama of $15 million, or $0.02 per share, and impairments at our sPower equity affiliate, impacting equity earnings by $16 million, or $0.02 per share.
(9)Amount primarily relates to asset impairments at Kilroot and Ballylumford of $115 million, or $0.17 per share.
(10)Amount primarily relates to losses on early retirement of debt at DPL of $32 million, or $0.05 per share, Panama of $11 million, or $0.02 per share, and Angamos of $10 million, or $0.01 per share.
(11)Amount primarily relates to losses on early retirement of debt at Mong Duong of $16 million, or $0.02 per share, and Colon of $14 million, or $0.02 per share.
(12)Amount primarily relates to losses on early retirement of debt at the Parent Company of $37 million, or $0.06 per share, DPL of $32 million, or $0.05 per share, Panama of $11 million, or $0.02 per share, and Angamos of $10 million, or $0.02 per share.
(13)Amount primarily relates to losses on early retirement of debt at DPL of $45 million, or $0.07 per share, Mong Duong of $16 million, or $0.02 per share, and Colon of $14 million, or $0.02 per share.
(14)Amounts primarily relate to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $72 million, or $0.11 per share.
(15)Amount represents adjustment to tax law reform remeasurement due to incremental deferred taxes related to DPL of $16 million, or $0.02 per share.
(16)Amounts primarily relate to income tax benefits associated with the impairments at Gener and Guacolda of $147 million, or $0.22 per share.
(17)Amount primarily relates to income tax benefits associated with the impairments at Kilroot and Ballylumford of $17 million, or $0.03 per share, and income tax benefits associated with losses on early retirement of debt at DPL, Mong Duong and Colon of $24 million, or $0.04 per share.
US and Utilities SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating Margin	$235	$234	$1	—%	$491	$621	$(130)	-21%
Adjusted Operating Margin (1)	237	209	28	13%	434	548	(114)	-21%
Adjusted PTC (1)	185	187	(2)	-1%	313	427	(114)	-27%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2019 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended September 30, 2020 increased $1 million, which was driven primarily by the following (in millions):

Increase at Southland Energy due to the CCGT units beginning commercial operations during Q1 2020	$58
Decrease at DPL due to lower regulated retail margin primarily due to changes to DP&L’s ESP and lower volumes from milder weather	(15)
Decrease at IPL primarily due to lower retail margin driven by lower volumes from milder weather and lower demand from the impact of COVID-19, partially offset by lower maintenance expense due to timing and the extent of outages	(12)
Decrease at Southland driven by higher losses from commodity derivatives and lower capacity sales due to unit retirements, partially offset by an increase in spot sales primarily due to favorable weather impact during Q3 2020 and lower depreciation expense	(9)
Decrease at Hawaii primarily driven by lower availability due to outages and higher expenses related to the shortened useful life of the coal plant	(8)
Other	(13)
Total US and Utilities SBU Operating Margin Increase	$1
Adjusted Operating Margin increased $28 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives and costs associated with dispositions of business interests.
Adjusted PTC decreased $2 million, primarily driven by increased interest expense at Southland Energy due to lower capitalized interest following completion of the CCGT units and a decrease in allocation of earnings from equity affiliates driven by renewable projects that came online in 2019 at sPower, partially offset by the increase in Adjusted Operating Margin described above.
Operating Margin for the nine months ended September 30, 2020 decreased $130 million, or 21%, which was driven primarily by the following (in millions):

46 | The AES Corporation | September 30, 2020 Form 10-Q

Decrease at DPL due to lower regulated retail margin primarily due to changes to DP&L’s ESP and lower volumes mainly due to milder weather	$(59)
Decrease at Southland driven by lower capacity sales due to unit retirements and higher losses from commodity derivatives, partially offset by lower depreciation expense and by an increase in spot sales primarily due to favorable weather impact	(33)
Decrease at DPL due to a credit to depreciation expense in 2019 as a result of a reduction to an ARO liability and lower capacity margins at DPL’s closed plants	(31)
Decrease at IPL primarily due to lower retail margin driven by lower volumes from milder weather and lower demand from the impact of COVID-19, partially offset by lower maintenance expense due to timing and the extent of outages	(17)
Decrease in El Salvador mainly driven by lower demand due to the impact of COVID-19	(15)
Decrease at Hawaii primarily driven by lower availability due to outages and higher expenses related to the shortened useful life of the coal plant	(12)
Decrease in Puerto Rico mainly driven by an increase of rock ash disposal	(10)
Increase at Southland Energy due to the CCGT units beginning commercial operations during Q1 2020	61
Other	(14)
Total US and Utilities SBU Operating Margin Decrease	$(130)
Adjusted Operating Margin decreased $114 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives and costs associated with dispositions of business interests.
Adjusted PTC decreased $114 million, primarily driven by the decrease in Adjusted Operating Margin described above, increased interest expense primarily at Southland Energy due to lower capitalized interest following completion of the CCGT units, and a decrease in allocation of earnings from equity affiliates driven by renewable projects that came online in 2019 at sPower, partially offset by a gain on sale of land held by AES Redondo Beach at Southland and an increase at Distributed Energy due to the HLBV allocation of noncontrolling interest earnings.
South America SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating Margin	$337	$250	$87	35%	$707	$637	$70	11%
Adjusted Operating Margin (1)	147	145	2	1%	351	358	(7)	-2%
Adjusted PTC (1)	122	139	(17)	-12%	381	360	21	6%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2019 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended September 30, 2020 increased $87 million, or 35%, which was driven primarily by the following (in millions):

Increase in Chile primarily related to early contract terminations at Angamos	$129
Drier hydrology in Colombia partially offset by higher contract sales	(30)
Decrease in Brazil mainly associated with depreciation of the Brazilian real and Tietê advisor costs, partially offset by lower energy purchases and higher renewable generation	(14)
Other	2
Total South America SBU Operating Margin Increase	$87
Adjusted Operating Margin increased $2 million due to the drivers above, adjusted for NCI and the net gains on early contract terminations at Angamos.
Adjusted PTC decreased $17 million, mainly driven by an increase in interest expense in Brazil associated with higher inflation rates and lower interest income in Argentina primarily related to lower interest rates, partially offset by the increase in Adjusted Operating Margin described above.
Operating Margin for the nine months ended September 30, 2020 increased $70 million, or 11%, which was driven primarily by the following (in millions):

Increase in Chile primarily related to early contract terminations at Angamos	$127
Recovery of previously expensed payments from customers in Chile	53
Lower reservoir levels as a result of the life extension project at Chivor during Q1 2020 and drier hydrology in Colombia	(94)
Decrease in Brazil mainly associated with depreciation of Brazillian real and Tietê advisor costs, partially offset by lower energy purchases at lower prices and higher renewable generation	(11)
Other	(5)
Total South America SBU Operating Margin Increase	$70
Adjusted Operating Margin decreased $7 million due to the drivers above, adjusted for NCI and the net gains on early contract terminations at Angamos.

47 | The AES Corporation | September 30, 2020 Form 10-Q
Adjusted PTC increased $21 million, mainly driven by a decrease in interest expense due to incremental capitalized interest at Alto Maipo and higher equity earnings from Guacolda mostly related to better operating results. These positive impacts were partially offset by realized FX in Argentina, lower interest income primarily driven by lower interest rates on CAMMESA receivables, and the decrease in Adjusted Operating Margin described above.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating Margin	$137	$179	$(42)	-23%	$411	$361	$50	14%
Adjusted Operating Margin (1)	93	128	(35)	-27%	282	263	19	7%
Adjusted PTC (1)	57	185	(128)	-69%	201	298	(97)	-33%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2019 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended September 30, 2020 decreased $42 million, or 23%, which was driven primarily by the following (in millions):

Decrease in the Dominican Republic related to the Andres facility due to steam turbine failure in 2020, and lower energy costs and business interruption insurance recovered in 2019	$(45)
Decrease in Panama driven by lower margin at the Estrella del Mar I power barge mainly due to disconnection from the grid in August 2020	(16)
Higher availability in Panama mainly due to the outage in 2019 related to Changuinola's tunnel lining upgrade	16
Increase in Panama driven by improved hydrology resulting in higher net spot market sales	13
Other	(10)
Total MCAC SBU Operating Margin Decrease	$(42)
Adjusted Operating Margin decreased $35 million due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $128 million, mainly driven by the decrease in Adjusted Operating Margin described above and insurance recoveries associated with property damage at Andres and Changuinola in 2019.
Operating Margin for the nine months ended September 30, 2020 increased $50 million, or 14%, which was driven primarily by the following (in millions):

Higher availability in Panama mainly due to the outage in 2019 related to Changuinola's tunnel lining upgrade	$44
Increase in Panama driven by improved hydrology resulting in higher net spot market sales	40
Increase in Panama driven by higher availability, higher energy sales margin and lower fixed costs at the Colon combined cycle plant	20
Decrease in the Dominican Republic related to Andres facility due to steam turbine failure in 2020 and business interruption insurance recovered in 2019	(52)
Decrease in Panama driven by lower margin at the Estrella de Mar I power barge mainly due to disconnection from the grid in August 2020	(12)
Other	10
Total MCAC SBU Operating Margin Increase	$50
Adjusted Operating Margin increased $19 million due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $97 million, mainly driven by the insurance recoveries associated with property damage at Andres and Changuinola in 2019, partially offset by the increase in Adjusted Operating Margin described above.

48 | The AES Corporation | September 30, 2020 Form 10-Q
Eurasia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating Margin	$42	$32	$10	31%	$142	$136	$6	4%
Adjusted Operating Margin (1)	34	26	8	31%	108	110	(2)	-2%
Adjusted PTC (1)	40	19	21	NM	133	114	19	17%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2019 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended September 30, 2020 increased $10 million, or 31%, which was driven primarily by the following (in millions):

Improved operational performance and lower maintenance costs in Vietnam	$5
Higher generation, lower maintenance costs, and better availability at Maritza	4
Other	1
Total Eurasia SBU Operating Margin Increase	$10
Adjusted Operating Margin increased $8 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $21 million, mainly driven by the increase in Adjusted Operating Margin described above and a positive variance in OPGC equity earnings.
Operating Margin for the nine months ended September 30, 2020 increased $6 million, or 4%, which was driven primarily by the following (in millions):

Improved operational performance and lower maintenance costs in Vietnam	$7
Impact of the sale of Kilroot and Ballylumford businesses in June 2019	(6)
Other	5
Total Eurasia SBU Operating Margin Increase	$6
Adjusted Operating Margin decreased $2 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $19 million, mainly driven by lower interest expense due to regular debt repayments in Bulgaria and a positive variance in OPGC equity earnings, partially offset by the decrease in Adjusted Operating Margin described above.
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
COVID-19 Pandemic
Since December 2019, the COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. For the quarter ending September 30, 2020, we continued to experience impacts from the pandemic. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see Part II, Item 1A—Risk Factors of this Form 10-Q.
Business Continuity — As the COVID-19 pandemic progresses, we are taking a variety of measures to ensure our ability to generate, transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We continue our essential operations and have been conducting them without significant disruption. Most of our management and administrative personnel are able to work remotely, and we have not experienced significant

49 | The AES Corporation | September 30, 2020 Form 10-Q
issues affecting our operations or ability to maintain effective internal controls and produce reliable financial information.
Demand — We derive approximately 85% of our total revenues from our regulated utilities and long-term sales and supply contracts or PPAs at our generation businesses, which contributes to a relatively stable revenue and cost structure at most of our businesses. The impact of the COVID-19 pandemic on the energy market materialized in our operational locations in the second quarter and has been generally better than our revised expectations for the third quarter. Our utilities businesses experienced a low single digit percentage decline in the third quarter, while our international businesses have experienced mid-single digit demand decreases. However, our business model outside of utilities is primarily based on take-or-pay contracts or tolling agreements, with limited exposure to demand. Additionally, any uncontracted portion of our generation business is exposed to increased price risk resulting from lower demand associated with the pandemic. We are also experiencing a decline in electricity spot prices in some of our markets due to lower system demand. While we cannot predict the length and magnitude of the pandemic or how it could impact global economic conditions, a delayed recovery with respect to demand may adversely impact our financial results for 2020.
Liquidity — Our liquidity position remains strong. As of September 30, 2020 we had $2.4 billion in cash and restricted cash deposits and $384 million in short-term investments. Total Parent Company Liquidity was $300 million at September 30, 2020, with a limited amount of recourse debt due for repayment prior to 2025.
Also see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity of this Form 10-Q.
Credit Exposures — We continue to monitor and manage our credit exposures in a prudent manner. Our credit exposures have continued in-line with historical levels with some modest deterioration in days sales outstanding from utility customers, primarily in El Salvador in the second quarter of 2020 and, to a lesser extent, in the U.S. These impacts are expected to be partially offset by recoveries through U.S. regulatory rate-making mechanisms and a combination of the securitization of customer payment moratorium receivables and agreements with the generating companies in El Salvador. We have not experienced any material credit-related impacts from our PPA offtakers in the first three quarters of 2020; however, we may be exposed to heightened credit-related risks that develop over the remainder of 2020 if some of our offtakers experience further challenges from COVID-19 impacts. We expect significant economic disruptions from the COVID-19 pandemic to continue for the remainder of 2020. If these disruptions continue beyond 2020, further deterioration in our credit exposures and customer collections could result.
Supply Chain and Development — Our supply chain management has remained robust during this challenging time and we continue to closely manage and monitor developments. We currently have an adequate supply of solar panels and lithium-ion batteries in our inventory to fulfill the majority of our current project needs for 2020. We continue to experience certain minor delays in some of our development projects, primarily in permitting processes and the implementation of interconnections, due to governments and other authorities having limited capacity to perform their functions.
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

50 | The AES Corporation | September 30, 2020 Form 10-Q
the COVID-19 pandemic), and reductions in capacity payments received by generators. These regulatory changes are expected to have a negative impact on our financial results.
On April 17, 2020, the government of Argentina presented a debt restructuring proposal to international creditors. On May 22, 2020, Argentina did not make a scheduled interest payment on its public debt, triggering a sovereign debt default. On August 4, 2020, Argentina reached an agreement with three groups of its major foreign private creditors to restructure this debt, which was substantially completed in September.
Although the situation remains challenging, it has not had a material impact on our current exposures to date, and payments on the long-term receivables for the FONINVEMEM Agreements are current. For further information, see Note 7—Financing Receivables in Item 8—Financial Statements and Supplementary Data of the 2019 Form 10-K.
Chile — In October 2019, Chile saw significant protests associated with economic conditions resulting in the declaration of a state of emergency in several major cities.
In November 2019, the Chilean government enacted Law 21,185 that establishes a Stabilization Fund for regulated energy prices. Historically, the government updated the prices for regulated energy contracts every six months to reflect the indexation the contracts have to exchange rates and commodities prices. The new law freezes regulated prices and does not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated into pricing in 2023. Consequently, costs incurred in excess of the July 1, 2019 price will be accumulated and borne by generators. AES Gener has deferred collection of $87 million of revenue as of September 30, 2020. It is expected such amounts deferred will be fully repaid to generators prior to December 31, 2027.
In response to the social unrest, the Chilean government agreed to hold a referendum on the country’s constitution. A national plebiscite to determine whether the constitution should be amended was originally scheduled for April 26, 2020, but was delayed due to the COVID-19 pandemic. The referendum took place on October 25, 2020 and it was determined that a new constitution will be drafted by a constitutional convention. A second vote will be held alongside municipal and gubernatorial elections in April 2021 to elect the members of the constitutional convention. A third vote, which is expected to occur in 2022, would accept or reject the new constitution after it is drafted.
Other initiatives to address the concerns of the protesters are under consideration by Congress and could result in regulatory changes that may affect our results of operations in Chile.
Puerto Rico — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2019 Form 10-K, our subsidiaries in Puerto Rico have a long-term PPA with state-owned PREPA, which has been facing economic challenges that could result in a material adverse effect on our business in Puerto Rico.
AES Puerto Rico and AES Ilumina’s non-recourse debt of $258 million and $31 million, respectively, continue to be in technical default and are classified as current as of September 30, 2020 as a result of PREPA’s bankruptcy filing in July 2017. The Company is in compliance with its debt payment obligations as of September 30, 2020.
The Company's receivable balances in Puerto Rico as of September 30, 2020 totaled $51 million, of which $1 million was overdue. Despite the Title III protection, PREPA has been making substantially all of its payments to the generators in line with historical payment patterns.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $536 million is recoverable as of September 30, 2020.
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
United States Tax Law Reform — Our interpretation of the 2017 Tax Cuts and Jobs Act (“TCJA”) may change as the U.S. Treasury and the Internal Revenue Service issue additional guidance. For example, the

51 | The AES Corporation | September 30, 2020 Form 10-Q
Company is reviewing final and proposed regulations on business interest expense deductions that were published in the Federal Register on September 14, 2020. The final interest regulations are effective for the Company on January 1, 2021, unless adopted earlier, while the proposed regulations would be effective prospectively if ultimately made final. Also, the Company currently anticipates election of the GILTI high-tax exclusion under the final regulations published on July 23, 2020. This election is expected to reduce GILTI income from, among others, certain subsidiaries in Chile and the Dominican Republic. Should these subsidiaries fail to qualify for the exclusion under the regulations, the Company’s U.S. taxable income and consolidated income tax expense for 2020 and future years may be materially impacted. These regulations may materially impact our 2020 and future year effective tax rates and future cash tax obligations. Additionally, the Company continues to monitor the potential COVID-19 impact on our financial results and operations, which may result in the need to record a valuation allowance against deferred tax assets in the jurisdictions where we operate.
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
Chilean Decarbonization Plan — The Chilean government has announced an initiative to phase out coal power plants by 2040 and achieve carbon neutrality by 2050. On June 4, 2019, AES Gener signed an agreement with the Chilean government to cease the operation of two coal units for a total of 322 MW as part of the phase-out. Under the agreement, Ventanas 1 (114 MW) will cease operation in November 2022 and Ventanas 2 (208 MW) in May 2024; however, AES Gener has announced its intention to accelerate the disconnection of these units. These units will remain connected to the grid as “strategic operating reserve” for up to five years after ceasing operations, will receive a reduced capacity payment and will be dispatched, if necessary, to ensure the electric system’s reliability.
Considering the information available as of the filing date, management believes the carrying amount of our coal-fired long-lived assets in Chile of $1.9 billion is recoverable as of September 30, 2020.
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
Hawaii — In July 2020, the Hawaii State Legislature passed a bill that will prohibit AES Hawaii from generating electricity from coal after December 31, 2022. As this will restrict the Company from contracting the asset beyond the expiration of its existing PPA, management reassessed the economic useful life of the generation facility. A decrease in the useful life was identified as an impairment indicator. The Company performed an impairment analysis and determined that the carrying amount of the asset group was not recoverable. As a result, the Company recognized asset impairment expense of $38 million. Hawaii is reported in the US and Utilities SBU reportable segment.

52 | The AES Corporation | September 30, 2020 Form 10-Q
Regulatory
DP&L Rate Case — Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, DP&L operated pursuant to an approved ESP plan, which was initially filed on March 13, 2017 (“ESP 3”). On November 21, 2019, the PUCO issued a supplemental order modifying ESP 3, and as a result DP&L filed a Notice of Withdrawal of its ESP 3 Application and requested to revert to the ESP rates that were in effect prior to ESP 3 (“ESP 1 Rates”). The Notice of Withdrawal was approved by the PUCO on December 18, 2019. The PUCO order required, among other things, DP&L to conduct both an ESP v. MRO Test to validate that the ESP is more favorable in the aggregate than what would be experienced under an MRO, and a prospective SEET, both of which were filed with the PUCO on April 1, 2020. DP&L is also subject to an annual retrospective SEET. On October 23, 2020, DP&L entered into a Stipulation and Recommendation with the staff of the PUCO and certain other parties with respect to, among other matters, DP&L’s applications pending at the PUCO for (i) approval of DP&L’s plan to modernize its distribution grid (the “Smart Grid Plan”), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that DP&L’s current electric security plan, ESP 1, satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. The settlement is subject to, and conditioned upon, approval by the PUCO. The settlement would provide, among other items, for the following:
•Approval of the Smart Grid Plan outlined in the Smart Grid Plan application filed by DP&L with the PUCO, as modified by the terms of the settlement, including, subject to offsetting operational benefits and certain other conditions, a return on and recovery of up to $249 million of Smart Grid Plan Phase 1 capital investments and recovery of operational and maintenance expenses through DP&L’s existing Infrastructure Investment Rider (“IIR”) for a term of four years, under an aggregate cap of approximately $268 million on the amount of such investments and expenses that is recoverable, and an acknowledgement that DP&L may file a subsequent application with the PUCO within three years seeking approvals for Phase 2 of the Smart Grid Plan;
•A commitment by DP&L to invest in a Customer Information System and supporting technologies during Phase 1 of the Smart Grid Plan, with return on and of prudently incurred capital investments and operational and maintenance expenses, including deferred operational and maintenance expense amounts, in a future rate case;
•A determination that ESP 1 satisfies the prospective SEET and the MFA regulatory test;
•A recommendation by parties to the Settlement that the PUCO also finds that DP&L satisfies the retrospective SEET for 2018 and 2019;
•A commitment to file an application with the PUCO no later than October 1, 2023 for a new ESP that does not seek to implement certain nonbypassable charges, including those related to provider of last resort risks, stability, or financial integrity;
•DP&L shareholder funding, in an aggregate amount of approximately $30 million over four years, for certain economic development discounts, incentives, and grants to certain commercial and industrial customers, including hospitals and manufacturers, assistance for low-income customers as well as the residents and businesses of the City of Dayton, and promotion of solar and resiliency development within DP&L’s service territory.
Certain parties which intervened in the ESP proceedings have filed petitions for rehearing of the recent PUCO ESP order, some of which seek to eliminate DP&L's RSC from its rates and others to re-implement ESP 3 without the DMR. The ultimate outcome of these petitions is unknown and could have a material adverse effect on DP&L’s results of operations, financial condition and cash flows. The parties signing the above-referenced Settlement have agreed to withdraw their respective petitions if the Settlement is approved by the PUCO without material modification.
On January 23, 2020, DP&L filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs, and economic changes in customer demand.
TDSIC — On March 4, 2020, the IURC issued an order approving projects under IPL's TDSIC Plan, which is a seven-year plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. On October 14, 2020, the IURC approved the TDSIC rider, which will be reflected in rates effective November 2020.

53 | The AES Corporation | September 30, 2020 Form 10-Q
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Impairments
Long-lived Assets and Equity Affiliates — In August 2020, AES Gener reached an agreement with Minera Escondida and Minera Spence to early terminate two PPAs of the Angamos coal-fired plant in Chile. AES Gener also announced its intention to accelerate the retirement of the Ventanas 1 and Ventanas 2 coal-fired plants. Management will no longer be pursuing a contracting strategy for these assets and the plants will primarily be utilized as peaker plants and for grid stability. Due to these developments, the Company performed an impairment analysis and determined that the carrying amounts of these asset groups were not recoverable. As a result, the Company recognized asset impairment expense of $781 million.
During the nine months ended September 30, 2020, the Company recognized asset and other-than-temporary impairment expenses of $1.1 billion, inclusive of the asset impairment noted above. See Note 7—Investments In and Advances To Affiliates and Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing these impairment expenses, the carrying value of long-lived assets that were assessed for impairment totaled $2.2 billion at September 30, 2020.
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
As a result of the long-lived asset impairments at Gener during the third quarter of 2020, the Company determined there was a triggering event requiring a reassessment of goodwill impairment at September 1, 2020. The Company determined the fair value of its Gener reporting unit exceeded its carrying value by 13%. Although the fair value exceeds its carrying value by more than 10%, the Company continues to monitor the Gener reporting unit for potential interim goodwill impairment triggering events.
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

54 | The AES Corporation | September 30, 2020 Form 10-Q
CSAPR — CSAPR addresses the “good neighbor” provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. The CSAPR required significant reductions in SO2 and NOx emissions from power plants in many states, including those in which subsidiaries of the Company operate. The Company is required to comply with the CSAPR in certain states, including Indiana and Maryland. The CSAPR is implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the EPA. The Company complies with CSAPR through operation of existing controls and purchases of allowances on the open market, as needed.
On October 26, 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Indiana and Maryland) affected the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and, accordingly, the EPA issued federal implementation plans that both updated existing CSAPR NOx ozone season emission budgets for electric generating units within these states and implemented these budgets through modifications to the CSAPR NOx ozone season allowance trading program. Implementation started in the 2017 ozone season (May-September 2017). Affected facilities began to receive fewer ozone season NOx allowances in 2017, resulting in the need to purchase additional allowances. Additionally, on September 13, 2019, the D.C. Circuit remanded a portion of October 2016 CSAPR Update Rule to the EPA. On October 15, 2020, the EPA released a pre-publication proposed rule addressing 21 states’ (including Maryland and Indiana) outstanding “good neighbor” obligations with respect of the 2008 ozone NAAQS and we are currently reviewing the proposed rule.
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
Waste Management — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act ("WIN Act") was signed into law. This includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The EPA has indicated that it will implement a phased approach to amending the CCR Rule. On August 14, 2019, the EPA published proposed amendments to the CCR rule relating to the CCR rule’s criteria for determining beneficial use and the regulation of CCR piles, among other revisions. On August 28, 2020, the EPA published final amendments to the CCR Rule titled “A Holistic Approach To Closure Part A: Deadline To Initiate Closure.” On March 3, 2020, the EPA published proposed amendments to the CCR rule titled “A Holistic Approach to Closure Part B” (“Part B Rule”) which would address the beneficial use of CCR for closure of ash ponds subject to forced closure per the CCR Rule. On October 16, 2020, the EPA released a pre-publication final Part B Rule, indicating that the EPA will address the issue of beneficial use of CCR for closure of ash ponds subject to forced closure in a separate future rulemaking. This could impact IPL Petersburg’s ability to use CCR for closure of ash ponds. The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations.
On January 2, 2020, Puerto Rico Senate Bill 1221 was signed by the Puerto Rico Governor into law and became effective as Act 5-2020. Act 5-2020 prohibits the disposal and unencapsulated beneficial use of CCR, places restrictions on storage of CCR in Puerto Rico, and requires the Puerto Rico Department of Natural and Environmental Resources to develop implementation regulations. On October 5, 2020, the Puerto Rico Department of Natural and Environmental Resources released proposed implementing regulations which we are currently

55 | The AES Corporation | September 30, 2020 Form 10-Q
reviewing. It is not yet possible to determine whether this might have a material impact on our business, financial condition and results of operations.
Cooling Water Intake — The Company's facilities are subject to a variety of rules governing water use and discharge. In particular, the Company's U.S. facilities are subject to the CWA Section 316(b) rule issued by the EPA that seeks to protect fish and other aquatic organisms by requiring existing steam electric generating facilities to utilize the BTA for cooling water intake structures. On August 15, 2014, the EPA published its final standards to protect fish and other aquatic organisms drawn into cooling water systems at large power plants. These standards require certain subject facilities to choose among seven BTA options to reduce fish impingement. In addition, facilities that withdraw at least 125 million gallons per day for cooling purposes must conduct studies to assist permitting authorities to determine which site-specific controls, if any, are required to reduce entrainment. It is possible that this decision-making process, which includes permitting and public input, could result in the need to install closed cycle cooling systems (closed-cycle cooling towers), or other technology. Finally, the standards require that new units added to an existing facility to increase generation capacity are required to reduce both impingement and entrainment. It is not yet possible to predict the total impacts of this final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material.
On September 1, 2020, in response to a request by the state’s energy, utility, and grid operators and regulators, the SWRCB approved amendments to its OTC Policy. The SWRCB OTC Policy previously required the shutdown and permanent retirement of all remaining OTC generating units at AES Alamitos, AES Huntington Beach and AES Redondo Beach by December 31, 2020. The amendment extends the deadline for shutdown and retirement of AES Alamitos and AES Huntington Beach’s remaining OTC generating units to December 31, 2023 and extends the deadline for shutdown and retirement of AES Redondo Beach’s remaining OTC generating units to December 31, 2021 (the “AES Redondo Beach Extension”). In October 2020, the cities of Redondo Beach and Hermosa Beach filed a state court lawsuit challenging the AES Redondo Beach Extension. The outcome of the lawsuit is unclear. The new air-cooled combined cycle gas turbine generators were constructed at the AES Alamitos and AES Huntington Beach generating stations, and there is currently no plan to replace the OTC generating units at the AES Redondo Beach generating station following the retirement. Revisions to respective facilities’ NPDES permits are in process to allow the remaining OTC generating units at AES Alamitos, AES Huntington Beach, and AES Redondo Beach to continue operation beyond December 31, 2020 and in accordance with the amended OTC Policy.
Water Discharges — On November 3, 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by power plants. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas de-sulfurization wastewater. The required compliance timelines for existing sources was to be established between November 1, 2018 and December 31, 2023. On September 18, 2017, the EPA published a final rule delaying certain compliance dates of the ELG rule for two years while it administratively reconsiders the rule. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of the EPA’s 2015 ELG Rule related to legacy wastewaters and combustion residual leachate. The 2015 ELG Rule was subject to legal challenge and the EPA reconsidered the effluent limitation guidelines for flue gas desulfurization wastewater and bottom ash transport water. On October 13, 2020, the EPA published a final rule tilted “Steam Electric Reconsideration Rule” revising the 2015 ELG guidelines for flue gas desulfurization wastewater and bottom ash transport water. It is too early to determine whether these revisions or future revisions to the ELG rule will have a material impact on our business or results of operations.
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
Capital Resources and Liquidity
Overview
As of September 30, 2020, the Company had unrestricted cash and cash equivalents of $1.5 billion, of which

56 | The AES Corporation | September 30, 2020 Form 10-Q
$26 million was held at the Parent Company and qualified holding companies. The Company had $384 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $876 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $17.4 billion and $4.0 billion, respectively. Of the approximately $1.8 billion of our current non-recourse debt, $1.5 billion was presented as such because it is due in the next twelve months and $296 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents, of which $289 million is due to the bankruptcy of the offtaker.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to drawings of $710 million under its senior secured credit facility. On a consolidated basis, of the Company’s $21.7 billion of total gross debt outstanding as of September 30, 2020, approximately $4.6 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $756 million of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At September 30, 2020, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $1.3 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s split rating, some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At September 30, 2020, we had $114 million in letters of credit outstanding provided under our unsecured credit facility and $16

57 | The AES Corporation | September 30, 2020 Form 10-Q
million in letters of credit outstanding provided under our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended September 30, 2020, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables
As of September 30, 2020, the Company had approximately $203 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Chile and Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2021, or one year from the latest balance sheet date. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government. A portion relates to the extension of existing PPAs with the addition of renewable energy. The majority of Argentine receivables have been converted into long-term financing for the construction of power plants. See Note 6—Financing Receivables in Item 1.—Financial Statements and Key Trends and Uncertainties—Macroeconomic and Political—Chile in Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q and Item 1.—Business—South America SBU—Argentina—Regulatory Framework and Market Structure included in our 2019 Form 10-K for further information.
As of September 30, 2020, the Company had approximately $1.3 billion of gross loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25 year term of the plant’s PPA. See Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the nine months ended September 30, 2020 and the nine months ended September 30, 2019 were debt financings, cash flow from operating activities, and sales of short-term investments. The primary uses of cash in the nine months ended September 30, 2020 and the nine months ended September 30, 2019 were repayments of debt, capital expenditures, and purchases of short-term investments.

58 | The AES Corporation | September 30, 2020 Form 10-Q
A summary of cash-based activities are as follows (in millions):

	Nine Months Ended September 30,
Cash Sources:	2020	2019
Issuance of non-recourse debt	$4,229	$3,580
Borrowings under the revolving credit facilities	2,099	1,469
Net cash provided by operating activities	2,087	1,775
Issuance of recourse debt	1,619	—
Sale of short-term investments	439	524
Issuance of preferred shares in subsidiaries	113	—
Proceeds from the sale of business interests, net of cash and restricted cash sold	41	226
Other	34	68
Total Cash Sources	$10,661	$7,642

Cash Uses:
Repayments of non-recourse debt	$(3,451)	$(2,978)
Repayments of recourse debt	(1,596)	(449)
Repayments under the revolving credit facilities	(1,515)	(1,041)
Capital expenditures	(1,375)	(1,628)
Purchase of short-term investments	(546)	(572)
Dividends paid on AES common stock	(286)	(272)
Contributions and loans to equity affiliates	(286)	(258)
Acquisitions of noncontrolling interests	(240)	—
Distributions to noncontrolling interests	(194)	(255)
Acquisitions of business interests, net of cash and restricted cash acquired	(94)	(56)
Payments for financed capital expenditures	(59)	(126)
Other	(210)	(169)
Total Cash Uses	$(9,852)	$(7,804)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	$809	$(162)
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative nine month period (in millions):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2020	2019	$ Change
Operating activities	$2,087	$1,775	$312
Investing activities	(1,856)	(1,711)	(145)
Financing activities	657	(133)	790
Operating Activities
Net cash provided by operating activities increased $312 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Operating Cash Flows (1)
(in millions)
(1)Amounts included in the chart above include the results of discontinued operations, where applicable.
(2)The change in adjusted net income is defined as the variance in net income, net of the total adjustments to net income as shown on the Condensed Consolidated Statements of Cash Flows in Item 1—Financial Statements of this Form 10-Q.
(3)The change in working capital is defined as the variance in total changes in operating assets and liabilities as shown on the Condensed Consolidated Statements of Cash Flows in Item 1—Financial Statements of this Form 10-Q.

59 | The AES Corporation | September 30, 2020 Form 10-Q
•Adjusted net income decreased $214 million primarily due to lower margins at our US and Utilities SBU and prior year insurance proceeds associated with the lightning incident at the Andres facility in 2018. These impacts were partially offset by higher margins at our South America and MCAC SBUs.
•Working capital requirements decreased $526 million, primarily due to an increase in deferred income at Angamos as a result of the early contract terminations with Minera Escondida and Minera Spence.
Investing Activities
Net cash used in investing activities increased $145 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Investing Cash Flows
(in millions)
•Proceeds from dispositions decreased $185 million, primarily due to the sales of the Kilroot and Ballylumford plants in the United Kingdom and the sale of a portion of our interest in a portfolio of sPower’s operating assets in 2019, partially offset by proceeds received in 2020 for the transfer of the Kazakhstan HPPs upon the final arbitration decision.
•Cash used for short-term investing activities increased $59 million, primarily at Tietê as a result of lower net short-term investment sales in 2020.
•The $154 million impact from other investing activities is largely due to prior year insurance proceeds associated with the lightning incident at the Andres facility in 2018.
•Capital expenditures decreased $253 million, discussed further below.
Capital Expenditures
(in millions)

60 | The AES Corporation | September 30, 2020 Form 10-Q
•Growth expenditures decreased $162 million, primarily driven by the timing of payments for the Southland repowering project, renewable energy projects in Argentina, and a pipeline project at Andres, as well as the completion of solar projects at Tietê and the Colon LNG facility in Panama. This impact was partially offset by higher investments at IPALCO and in solar projects at Distributed Energy and Gener.
•Maintenance expenditures decreased $78 million, primarily due to prior year expenditures at Andres as a result of the steam turbine lightning damage and in Panama as a result of the Changuinola tunnel lining upgrade, as well as due to the timing of payments in the prior year at IPALCO.
•Environmental expenditures decreased $13 million, primarily due to the timing of payments in the prior year related to projects at Gener and IPALCO.
Financing Activities
Net cash provided by financing activities increased $790 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Financing Cash Flows
(in millions)
See Note 8—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt transactions.
•The $472 million impact from recourse debt transactions is primarily due to higher net borrowings at the Parent Company.
•The $185 million impact from Parent Company revolver transactions is primarily due to higher net borrowings in 2020 for general corporate cash management activities.
•The $176 million impact from non-recourse debt transactions is primarily due to higher net borrowings at Panama and Vietnam, and a decrease in net repayments at Tietê and DPL, partially offset by an increase in net repayments at Gener and decrease in net borrowings at Southland.
•The $113 million impact from issuance of preferred shares in subsidiaries is due to proceeds from the issuance of preferred shares to minority interests of Cochrane.
•The $240 million impact from acquisitions of noncontrolling interests is due to the acquisition of an additional 18.5% ownership interest in AES Tietê.
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

61 | The AES Corporation | September 30, 2020 Form 10-Q
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

	September 30, 2020	December 31, 2019
Consolidated cash and cash equivalents	$1,505	$1,029
Less: Cash and cash equivalents at subsidiaries	(1,479)	(1,016)
Parent Company and qualified holding companies’ cash and cash equivalents	26	13
Commitments under the Parent Company credit facility	1,000	1,000
Less: Letters of credit under the credit facility	(16)	(19)
Less: Borrowings under the credit facility	(710)	(180)
Borrowings available under the Parent Company credit facility	274	801
Total Parent Company Liquidity	$300	$814
The Company utilizes its Parent Company credit facility for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year. We expect that the Parent Company credit facilities’ borrowings will be repaid by the end of year.
The Parent Company paid dividends of $0.1433 per outstanding share to its common stockholders during the first, second and third quarters of 2020 for dividends declared in December 2019, February 2020 and July 2020, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4.0 billion and $3.4 billion as of September 30, 2020 and December 31, 2019, respectively. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2019 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of September 30, 2020, we were in compliance with these covenants at the Parent Company level.
Non-Recourse Debt
While the lenders under our non-recourse debt financings generally do not have direct recourse to the Parent Company, defaults thereunder can still have important consequences for our results of operations and liquidity, including, without limitation:
•reducing our cash flows as the subsidiary will typically be prohibited from distributing cash to the Parent Company during the time period of any default;
•triggering our obligation to make payments under any financial guarantee, letter of credit or other credit support we have provided to or on behalf of such subsidiary;
•causing us to record a loss in the event the lender forecloses on the assets; and

62 | The AES Corporation | September 30, 2020 Form 10-Q
•triggering defaults in our outstanding debt at the Parent Company.
For example, our senior secured credit facility and outstanding debt securities at the Parent Company include events of default for certain bankruptcy-related events involving material subsidiaries. In addition, our revolving credit agreement at the Parent Company includes events of default related to payment defaults and accelerations of outstanding debt of material subsidiaries.
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $1.8 billion. The portion of current debt related to such defaults was $296 million at September 30, 2020, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents, of which $289 million is due to the bankruptcy of the offtaker. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of September 30, 2020, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of September 30, 2020, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2019 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2020.
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

63 | The AES Corporation | September 30, 2020 Form 10-Q
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2020, we project pre-tax earnings exposure on a 10% move in commodity prices would be less than $5 million for power, less than $(5) million for natural gas, less than $(5) million for coal, and less than $5 million for oil. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower power, lower oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the US and Utilities SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. At Southland, our existing once-through cooling generation units (“Legacy Assets”) have been requested to continue operating beyond their current retirement date

64 | The AES Corporation | September 30, 2020 Form 10-Q
and the OTC policy establishing retirement deadlines has been extended for between one and three years. These assets have contracts in capacity and have seen incremental value in energy revenues.
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
Foreign Exchange Rate Risk
In the normal course of business, we are exposed to foreign currency risk and other foreign operations risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the USD. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in USD or currencies other than their own functional currencies. Certain of our foreign subsidiaries calculate and pay taxes in currencies other than their own functional currency. We have varying degrees of exposure to changes in the exchange rate between the USD and the following currencies: Argentine peso, Brazilian real, Chilean peso, Colombian peso, Dominican peso, Euro, Indian rupee, and Mexican peso. These subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps, and options, where possible, to manage our risk related to certain foreign currency fluctuations.
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward-looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distributions and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis, which could result in greater volatility in earnings. The largest foreign exchange risks over the remaining period of 2020 stem from the following currencies: Brazilian real, Colombian peso, Euro, and Indian rupee. As of September 30, 2020, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Brazilian real, Colombian peso, Euro, and Indian rupee each are projected to be impacted by less than $5 million. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2020 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
Interest Rate Risks
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable and fixed-rate debt, as well as interest rate swap, cap, floor, and option agreements.

65 | The AES Corporation | September 30, 2020 Form 10-Q
Decisions on the fixed-floating debt mix are made to be consistent with the risk factors faced by individual businesses or plants. Depending on whether a plant’s capacity payments or revenue stream is fixed or varies with inflation, we partially hedge against interest rate fluctuations by arranging fixed-rate or variable-rate financing. In certain cases, particularly for non-recourse financing, we execute interest rate swap, cap, and floor agreements to effectively fix or limit the interest rate exposure on the underlying financing. Most of our interest rate risk is related to non-recourse financings at our businesses.
As of September 30, 2020, the portfolio’s pre-tax earnings exposure for 2020 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $10 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2020, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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

66 | The AES Corporation | September 30, 2020 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of September 30, 2020.
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
In January 2015, DPL received NOVs from the EPA alleging violations of opacity at Stuart and Killen Stations. In February 2017, the EPA issued a second NOV for DPL Stuart Station, alleging violations of opacity in 2016. On May 31, 2018, Stuart and Killen Stations were retired, and on December 20, 2019, they were transferred to an unaffiliated third-party purchaser, along with the associated environmental liabilities.
In October 2015, IPL received a similar NOV alleging violations at Petersburg Station. In addition, in February 2016, IPL received an NOV from the EPA alleging violations of NSR and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Station. On August 31, 2020, IPL reached a settlement with the EPA, the DOJ and IDEM, resolving these purported violations of the CAA at Petersburg Station. The settlement agreement includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than IPL's current Title V air permit; payment of civil penalties totaling $1.5 million; a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.3 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If IPL does not

67 | The AES Corporation | September 30, 2020 Form 10-Q
meet the retirement obligation, it must install a Selective Non-Catalytic Reduction System (SNCR) on Unit 4. The Settlement Agreement is subject to final review and approval by the U.S. District Court for the Southern District of Indiana, following a 30-day public comment period, which began upon publication in the Federal Register.
In September 2015, AES Southland Development, LLC and AES Redondo Beach, LLC filed a lawsuit against the California Coastal Commission (the “CCC”) over the CCC's determination that the site of AES Redondo Beach included approximately 5.93 acres of CCC-jurisdictional wetlands. The CCC has asserted that AES Redondo Beach has improperly installed and operated water pumps affecting the alleged wetlands in violation of the California Coastal Act and Redondo Beach Local Coastal Program. Potential outcomes of the CCC determination could include an order requiring AES Redondo Beach to perform a restoration and/or pay fines or penalties. AES Redondo Beach believes that it has meritorious arguments concerning the underlying CCC determination, but there can be no assurances that it will be successful. On March 27, 2020, AES Redondo Beach, LLC sold the site to an unaffiliated third-party purchaser that assumed the obligations contained within these proceedings. On May 26, 2020, CCC staff sent AES a Notice of Violation (NOV) directing AES to submit a Coastal Development Permit (“CDP”) application for the removal of the water pumps within the alleged wetlands. AES has submitted the CDP to the permitting authority, the City of Redondo Beach (“the City”), with respect to AES’s plans to disable or remove the pumps. The NOV also directed AES to submit technical analysis regarding additional water pumps located within onsite electrical vaults and a CDP application for their continued operation. AES has responded to the CCC, providing the requested analysis and seeking further discussion with the agency regarding the CDP. On October 14, 2020, the City deemed the CDP application to be complete and indicated a public hearing will be required, at which time AES must present additional information and analysis on the pumps within the alleged wetlands and the onsite electrical vaults.
In October 2015, Ganadera Guerra, S.A. (“GG”) and Constructora Tymsa, S.A. (“CT”) filed separate lawsuits against AES Panama in the local courts of Panama. The claimants alleged that AES Panama profited from a hydropower facility (La Estrella) being partially located on land owned initially by GG and currently by CT, and that AES Panama must pay compensation for its use of the land. The damages sought from AES Panama were approximately $685 million (GG) and $100 million (CT). In October 2016, the court dismissed GG's claim because of GG's failure to comply with a court order requiring GG to disclose certain information. GG refiled its lawsuit. Also, there were ongoing administrative proceedings concerning whether AES Panama is entitled to acquire an easement over the land and whether AES Panama could continue to occupy the land. In August 2020, the parties signed a settlement agreement and filed it with the court for acceptance. The settlement agreement was accepted by the court and, accordingly, the relevant land was transferred to AES Panama and the lawsuits were dismissed.
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

68 | The AES Corporation | September 30, 2020 Form 10-Q
The parties are now awaiting the Tribunal’s decision in the First Arbitration. Also, in August 2018, CNM purported to initiate a separate arbitration against AES Gener and the Company (“Second Arbitration”). In the Second Arbitration, CNM seeks to pierce Alto Maipo’s corporate veil and appears to seek an award holding AES Gener and the Company jointly and severally liable to pay any alleged net amounts that are found to be due to CNM in the First Arbitration or otherwise. The Second Arbitration has been consolidated into the First Arbitration. The arbitral tribunal has bifurcated the Second Arbitration to determine in the first instance the jurisdictional objections raised by AES Gener and the Company to CNM’s piercing claims. The hearing on the jurisdictional objections, which was scheduled for October 5-9, 2020, has been postponed to a date to be determined. Each of Alto Maipo, AES Gener, and the Company believes it has meritorious claims and/or defenses and will pursue its interests vigorously; however, there can be no assurances that each will be successful in its efforts.
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
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court. The relevant AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
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
In October 2019, the Superintendency of the Environment (the "SMA") notified AES Gener of certain alleged breaches associated with the environmental permit of the Ventanas Complex, initiating a sanctioning process through Exempt Resolution N° 1 / ROL D-129-2019. The alleged charges include exceeding generation limits, failing to reduce emissions during episodes of poor air quality, exceeding limits on discharges to the sea, and exceeding

69 | The AES Corporation | September 30, 2020 Form 10-Q
noise limits. As the charges are currently classified, the maximum fine is approximately $6.5 million. On October 14, 2019, the SMA notified AES Gener of other alleged breaches at the Guacolda Complex under Exempt Resolution N° 1 / ROL D-146-2019. These allegations include failure to comply with all measures to mitigate atmospheric emissions, failure to comply with mitigation measures to avoid solid fuel discharges to the sea, failure to perform temperature monitoring in intake and water discharge at Unit 3, and a one-day exceedance of the seawater discharge limits. As the Guacolda charges are currently classified, the maximum fine is approximately $4 million. For each complex, additional fines are possible if the SMA determines that non-compliance resulted in an economic benefit. AES Gener has submitted proposed "Compliance Programs" to the SMA for the Ventanas Complex and the Guacolda Complex, respectively. In August 2020, the Compliance Program for Guacolda Complex was approved by the SMA. Upon successful execution of the Compliance Program, the process is expected to conclude without sanctions and to not generate further actions. If the Ventanas Complex submission is approved by the SMA and satisfactorily fulfilled by AES Gener, the process is also expected to conclude without sanctions and to not generate further action.
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE alleges that AES Mérida III is in breach of its obligations under a power and capacity purchase agreement between the two parties and claims more than $180 million in alleged damages, relating to CFE’s own failure to provide fuel within the specifications of the contract. In May 2020, AES Mérida filed an answer denying liability to CFE and asserting a counterclaim for damages due to CFE’s breach of its obligations. In August 2020, CFE amended its initial claim to seek $431 million in additional damages for alleged harms to the Yucatan Peninsula from April 2011 to December 2019. AES Mérida will contest the claim. AES Mérida believes that it has meritorious defenses and claims and intends to assert them vigorously in the arbitration; however, there can be no assurances that it will be successful in its efforts.
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
The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including those in our key markets, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Most of the countries in which AES operates have been and continue to be impacted by such restrictions. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:
•further decline in customer demand as a result of general decline in business activity;
•further destabilization of the markets and decline in business activity negatively impacting customers’ ability to pay for our services when due or at all, including downstream impacts, whereby the utilities’ customers are unable to pay monthly bills or receiving a moratorium from payment obligations, resulting in inability on the part of utilities to make payments for power supplied by our generation companies;

70 | The AES Corporation | September 30, 2020 Form 10-Q
•decline in business activity causing our commercial and industrial customers to experience declining revenues and liquidity difficulties that impede their ability to pay for power supplied by our generation companies;
•government moratoriums or other regulatory or legislative actions that limit changes in pricing, delay or suspend customers’ payment obligations or permit extended payment terms applicable to customers of our utilities or to our offtakers under power purchase agreements, in particular, to the extent that such measures are not mitigated by associated government subsidies or other support to address any shortfall or deficiencies in payments;
•claims by our PPA counterparties for delay or relief from payment obligations or other adjustments, including claims based on force majeure or other legal grounds;
•further decline in spot electricity prices;
•the destabilization of the markets and decline in business activity negatively impacting our customer growth in our service territories at our utilities;
•negative impacts on the health of our essential personnel, especially if a significant number of them are affected by COVID-19, and on our operations as a result of implementing stay-at-home, quarantine, curfew and other social distancing measures;
•delays or inability to access, transport and deliver fuel to our generation facilities due to restrictions on business operations or other factors affecting us and our third-party suppliers;
•delays or inability to access equipment or the availability of personnel to perform planned and unplanned maintenance, which can, in turn, lead to disruption in operations;
•a deterioration in our ability to ensure business continuity, including increased cybersecurity attacks related to the work-from-home environment;
•further delays to our construction projects, including at our renewables projects, and the timing of the completion of renewables projects;
•delay or inability to receive the necessary permits for our development projects due to delays or shutdowns of government operations;
•delays in achieving our financial goals, strategy and digital transformation;
•deterioration of the credit profile of The AES Corporation and/or its subsidiaries and difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions, which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;
•delays or inability to complete asset sales on anticipated terms or redeploy capital as set forth in our capital allocation plans;
•increased volatility in foreign exchange and commodity markets;
•deterioration of economic conditions, demand and other related factors resulting in impairments to goodwill or long-lived assets; and
•delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including for recovery of COVID-19 related losses and the review and approval of our rates at our U.S. regulated utilities.
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
COVID-19 may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to our significant level of indebtedness, potential and existing defaults by subsidiaries, our need to generate sufficient cash flows to service our indebtedness, our ability to raise sufficient capital to fund development projects, our ability to comply with the covenants contained in the agreements that

71 | The AES Corporation | September 30, 2020 Form 10-Q
govern our indebtedness, and the impact of the impairment of goodwill or long-lived assets on our consolidated results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of September 30, 2020, $264 million remained available for repurchase under the Program. No repurchases were made by The AES Corporation of its common stock during the third quarter of 2020.
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
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

72 | The AES Corporation | September 30, 2020 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	November 5, 2020	By:	/s/ GUSTAVO PIMENTA
			Name:	Gustavo Pimenta
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Vice President and Controller (Principal Accounting Officer)