Form 10-K
period 2020-12-31
AES CORP
filed 2021-02-25
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter (based on the adjusted closing sale price of $14.16 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $9.42 billion.
The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, on February 22, 2021 was 665,479,845.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement for its 2021 annual meeting of stockholders are incorporated by reference in Parts II and III

The AES Corporation Fiscal Year 2020 Form 10-K

1 | 2020 Annual Report

Glossary of Terms
The following is a list of frequently used terms and abbreviations that appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Brasil	AES Tietê Energia S.A
AFUDC	Allowance for Funds Used During Construction
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASEP	National Authority of Public Services in Panama
BACT	Best Available Control Technology
BESS	Battery energy storage system
BOT	Build, Operate and Transfer
CAA	U.S. Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCEE	Brazilian Chamber of Electric Energy Commercialization
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites
CDPQ	La Caisse de dépôt et placement du Quebéc
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFE	Federal Electricity Commission in Mexico
CFO	Chief Financial Officer
CO2	Carbon Dioxide
COD	Commercial Operation Date
CSAPR	U.S. Cross-State Air Pollution Rule
CTNG	Compañia Transmisora del Norte Grande
CWA	U.S. Clean Water Act
DG Comp	Directorate-General for Competition of the European Commission
DMR	Distribution Modernization Rider
DP&L	The Dayton Power & Light Company. DP&L is wholly-owned by DPL and also does business as AES Ohio
DPL	DPL Inc.
DPP	Dominican Power Partners
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERCOT	Electric Reliability Council of Texas
ESP	Electric Security Plan
EU	European Union
EURIBOR	Euro Inter Bank Offered Rate
EVN	Electricity of Vietnam
FERC	U.S. Federal Energy Regulatory Commission
FONINVEMEM	Fund for the Investment Needed to Increase the Supply of Electricity in the Wholesale Market in Argentina
FPA	U.S. Federal Power Act
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GSF	Generation Scaling Factor
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company, which also does business as AES Indiana
IPP	Independent Power Producers

2 | 2020 Annual Report

ISO	Independent System Operator
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LIBOR	London Inter Bank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MRE	Energy Reallocation Mechanism
MW	Megawatts
MWh	Megawatt Hours
NAAQS	U.S. National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NERC	North American Electric Reliability Corporation
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Dioxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
O&M	Operations and Maintenance
ONS	National System Operator in Brazil
OPGC	Odisha Power Generation Corporation, Ltd.
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L has a 4.9% interest
Parent Company	The AES Corporation
PCU	Performance Cash Units
Pet Coke	Petroleum Coke
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PSD	Prevention of Significant Deterioration
PSU	Performance Stock Unit
PUCO	The Public Utilities Commission of Ohio
PURPA	U.S. Public Utility Regulatory Policies Act
QF	Qualifying Facility
QIA	Qatar Investment Authority
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SADI	Argentine Interconnected System
SBU	Strategic Business Unit
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SEN	Sistema Electrico Nacional in Chile
SIN	National Interconnected System in Colombia
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SWRCB	California State Water Resources Board
TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
UK	United Kingdom
USD	United States Dollar
VAT	Value Added Tax
VIE	Variable Interest Entity
Vinacomin	Vietnam National Coal-Mineral Industries Holding Corporation Ltd.

3 | 2020 Annual Report

PART I
In this Annual Report the terms “AES,” “the Company,” “us,” or “we” refer to The AES Corporation and all of its subsidiaries and affiliates, collectively. The terms “The AES Corporation” and “Parent Company” refer only to the parent, publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates.
Forward-Looking Information and Risk Factor Summary
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
Forward-looking statements involve a number of risks and uncertainties, and there are factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Some of those factors (in addition to others described elsewhere in this report and in subsequent securities filings) include:
•the economic climate, particularly the state of the economy in the areas in which we operate and the state of the economy in China, which impacts demand for electricity in many of our key markets, including the fact that the global economy faces considerable uncertainty for the foreseeable future, which further increases many of the risks discussed in this Form 10-K;
•changes in inflation, demand for power, interest rates and foreign currency exchange rates, including our ability to hedge our interest rate and foreign currency risk;
•changes in the price of electricity at which our generation businesses sell into the wholesale market and our utility businesses purchase to distribute to their customers, and the success of our risk management practices, such as our ability to hedge our exposure to such market price risk;
•changes in the prices and availability of coal, gas and other fuels (including our ability to have fuel transported to our facilities) and the success of our risk management practices, such as our ability to hedge our exposure to such market price risk, and our ability to meet credit support requirements for fuel and power supply contracts;
•changes in and access to the financial markets, particularly changes affecting the availability and cost of capital in order to refinance existing debt and finance capital expenditures, acquisitions, investments and other corporate purposes;
•our ability to fulfill our obligations, manage liquidity and comply with covenants under our recourse and non-recourse debt, including our ability to manage our significant liquidity needs and to comply with covenants under our revolving credit facility and other existing financing obligations;
•our ability to receive funds from our subsidiaries by way of dividends, fees, interest, loans or otherwise;
•changes in our or any of our subsidiaries' corporate credit ratings or the ratings of our or any of our subsidiaries' debt securities or preferred stock, and changes in the rating agencies' ratings criteria;
•our ability to purchase and sell assets at attractive prices and on other attractive terms;
•our ability to compete in markets where we do business;
•our ability to operate power generation, distribution and transmission facilities, including managing availability, outages and equipment failures;
•our ability to manage our operational and maintenance costs and the performance and reliability of our generating plants, including our ability to reduce unscheduled down times;
•our ability to enter into long-term contracts, which limit volatility in our results of operations and cash flow, such as PPAs, fuel supply, and other agreements and to manage counterparty credit risks in these agreements;
•variations in weather, especially mild winters and cooler summers in the areas in which we operate, the occurrence of difficult hydrological conditions for our hydropower plants, as well as hurricanes and other storms and disasters, wildfires and low levels of wind or sunlight for our wind and solar facilities;
•pandemics, or the future outbreak of any other highly infectious or contagious disease, including the COVID-19 pandemic;
•the performance of our contracts by our contract counterparties, including suppliers or customers;

4 | 2020 Annual Report

•severe weather and natural disasters;
•our ability to raise sufficient capital to fund development projects or to successfully execute our development projects;
•the success of our initiatives in renewable energy projects and energy storage projects;
•the availability of government incentives or policies that support the development of renewable energy generation projects;
•our ability to keep up with advances in technology;
•changes in number of customers or in customer usage;
•the operations of our joint ventures and equity method investments that we do not control;
•our ability to achieve reasonable rate treatment in our utility businesses;
•changes in laws, rules and regulations affecting our international businesses, particularly in developing countries;
•changes in laws, rules and regulations affecting our utilities businesses, including, but not limited to, regulations which may affect competition, the ability to recover net utility assets and other potential stranded costs by our utilities;
•changes in law resulting from new local, state, federal or international energy legislation and changes in political or regulatory oversight or incentives affecting our wind business and solar projects, our other renewables projects and our initiatives in GHG reductions and energy storage, including government policies or tax incentives;
•changes in environmental laws, including requirements for reduced emissions, GHG legislation, regulation, and/or treaties and CCR regulation and remediation;
•changes in tax laws, including U.S. tax reform, and challenges to our tax positions;
•the effects of litigation and government and regulatory investigations;
•the performance of our acquisitions;
•our ability to maintain adequate insurance;
•decreases in the value of pension plan assets, increases in pension plan expenses, and our ability to fund defined benefit pension and other postretirement plans at our subsidiaries;
•losses on the sale or write-down of assets due to impairment events or changes in management intent with regard to either holding or selling certain assets;
•changes in accounting standards, corporate governance and securities law requirements;
•our ability to maintain effective internal controls over financial reporting;
•our ability to attract and retain talented directors, management and other personnel;
•cyber-attacks and information security breaches; and
•data privacy.
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

5 | 2020 Annual Report

Executive Summary
Incorporated in 1981, AES is a global energy company accelerating the future of energy. Together with our many stakeholders, we are improving lives by delivering the greener, smarter energy solutions the world needs. Our diverse workforce is committed to continuous innovation and operational excellence, while partnering with our customers on their strategic energy transitions and continuing to meet their energy needs today.

aes

MISSION

Accelerating the future of energy, together.

4 MARKET-ORIENTED STRATEGIC BUSINESS UNITS

4 CONTINENTS

14 COUNTRIES

30,308 Gross MW in Operation*

Generation Capacity Under Construction **1,850MW**

VALUES

- Safety first
- Highest standards
- All together

FUEL TYPE
Renewables
37%
Coal
27%
Oil/Diesel/Pet Coke
3%
Gas
33%

$9.7B

TOTAL 2020 REVENUES

$34.6B

TOTAL ASSETS OWNED & MANAGED

AES IS ENERGIZED BY A GLOBAL WORKFORCE OF APPROXIMATELY

8,200 PEOPLE

6 UTILITY COMPANIES

AES Serves **2.5M** CUSTOMERS

*20,397 proportional MW (gross MW multiplied by AES' equity ownership percentage)

Our Strategy
AES is leading the energy transition by investing in sustainable growth and innovative solutions to deliver superior results. We are taking advantage of favorable trends in clean power generation, transmission and distribution, and LNG infrastructure.
Through our presence in key growth markets, we are well-positioned to benefit from the global transition toward a more sustainable power generation mix. Our robust backlog of projects under construction or under signed PPAs continues to increase, driven by our focus on select markets where we can take advantage of our global scale and synergies with our existing businesses. In 2020, we signed long-term PPAs for 3 GW, representing 10% of our existing capacity, and in line with our expectation of signing 2 to 3 GW of new PPAs annually.
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
We recently merged all of our renewables businesses in the U.S. into one team: AES Clean Energy, representing one of the top renewables growth platforms in the U.S. AES Clean Energy offers its customers an expanded portfolio of innovative solutions based on cutting-edge technologies that are designed to accelerate their energy futures.
We are facilitating access to reliable and affordable cleaner energy through our LNG import terminals, allowing

6 | 2020 Annual Report

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
At our utilities, we are accelerating growth through grid modernization and infrastructure investments to replace outdated networks. In 2020, Indianapolis Power & Light's seven-year $1.2 billion TDSIC plan was approved by the Indiana Utility Regulatory Commission. We see similar growth opportunities at Dayton Power & Light in Ohio, including DP&L's pending Smart Grid Plan.
We are developing and deploying innovative solutions such as battery-based energy storage, digital customer interfaces and energy management. These solutions are scalable and capital light, allowing us to work with our customers to deliver results that meet their requirements.
As a result of executing on our strategy, we have reduced our coal-fired generation to 25% of our total generation volume as of year-end 2020 (based on the portfolio as of year-end, adjusted for any announced asset sales and retirements at that time). We remain on track to further reduce our coal generation to below 10% by year-end 2030.
Strategic Highlights
In 2020, we achieved significant milestones on our strategic objectives, including:
Sustainable Growth
•We completed construction of 2,318 MW of new projects, including:
◦1,299 MW Southland Repowering; and
◦1,019 MW of solar, wind and energy storage globally
•We signed 3,017 MW of renewables and energy storage under long-term PPAs, including:
◦1,180 MW of energy storage, solar and solar plus storage and hydro in the US and El Salvador;
◦1,171 MW of wind and solar at AES Gener in Chile and Colombia;
◦346 MW of wind at AES Brasil;
◦211 MW of wind and solar in Panama and the Dominican Republic; and
◦109 MW of wind in Mexico
•As of December 31, 2020, our backlog of 6,909 MW includes:
◦1,850 MW under construction and coming on-line through 2022; and
◦5,059 MW of renewables signed under long-term PPAs
•The Company has reduced its coal-fired generation to 25% of total generation volume (proforma for asset sales and retirements announced in 2020) and is on track to further reduce its coal-fired generation to less than 10% by year-end 2030
Innovative Solutions
•Our joint venture with Siemens, Fluence, is the global leader in the fast-growing energy storage market, which is expected to increase by 15 to 20 GW annually
◦Fluence has been awarded or delivered 2.4 GW of projects, including 785 MW awarded in 2020
◦In December 2020, the Qatar Investment Authority ("QIA") agreed to invest $125 million in Fluence through a private placement transaction, valuing Fluence at more than $1 billion

7 | 2020 Annual Report

Superior Results
•Following our efforts to strengthen our balance sheet, our Parent Company credit rating was upgraded to investment grade (BBB-) by S&P
Overview
Generation
We currently own and/or operate a generation portfolio of 30,308 MW, including generation from our integrated utility, IPL. Our generation fleet is diversified by fuel type. See discussion below under Fuel Costs.
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

8 | 2020 Annual Report

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
37% of the capacity of our generation plants are fueled by renewables, including hydro, solar, wind, energy storage, biomass and landfill gas, which do not have significant fuel costs.
33% of the capacity of our generation plants are fueled by natural gas. Generally, we use gas from local suppliers in each market. A few exceptions to this are AES Gener in Chile, where we purchase imported gas from third parties, and our plants in the Dominican Republic and Panama, where we import LNG to utilize in the local market.
27% of the capacity of our generation fleet is coal-fired. In the U.S., most of our coal-fired plants are supplied from domestic coal. At our non-U.S. generation plants, and at our plants in Hawaii and Puerto Rico, we source coal internationally. Across our fleet, we utilize our global sourcing program to maximize the purchasing power of our fuel procurement.
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
Utilities
AES' six utility businesses distribute power to 2.5 million people in two countries. AES' two utilities in the U.S. also include generation capacity totaling 3,973 MW. Our utility businesses consist of IPL and DP&L in the U.S. and four utilities in El Salvador.
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

9 | 2020 Annual Report

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

10 | 2020 Annual Report

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
We measure the operating performance of our SBUs using Adjusted PTC, a non-GAAP measure. The Adjusted PTC by SBU for the year ended December 31, 2020 is shown below. The percentages for Adjusted PTC are the contribution by each SBU to the gross metric, i.e., the total Adjusted PTC by SBU, before deductions for Corporate. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-K for reconciliation and definitions of Adjusted PTC.
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

11 | 2020 Annual Report

US and Utilities

GENERATION FACILITIES & UTILITIES IN THE UNITED STATES AND EL SALVADOR

Business Overview

37 Generation Facilities

6 Utility Companies

11,754 Gross MW

31,667 GWH

Key Utilities: **IPL**, **DPL**, and **El Salvador**
Key Generation Businesses: **AES Clean Energy and Southland**

Generation Fuel Type
Renewables 28%
Gas 47%
Coal 25%

Revenue
(In millions)

$3,918
$4,058
$4,230
2020
2019
2018

Operating Margin
(in millions)

$638
$754
$733
2020
2019
2018

Adjusted PTC [1]
(in millions)

$505
$569
$511
2020
2019
2018

Key events in 2020

- Signed PPAs for 1,146 MW of renewables
- Completed construction of 728 MW of new renewable projects and the 1.3 GW Southland repowering
- Announced retirement of 836 MW of coal-fired generation

Strategic outlook

- Total backlog of 2,644 MW
- Continued reduction in coal-fired generation
- Growth of AES Clean Energy business

Under construction

5 Plants

309 MW

Energy Storage 14%
Fuel Type
Solar 86%

Contracted renewable backlog

2,335 MW

Signed PPAs not yet under construction

Energy Storage 29%
Hydro 4%
Renewable Type
Solar 67%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

12 | 2020 Annual Report

US and Utilities SBU
Our US and Utilities SBU has 37 generation facilities, two utilities in the United States, and four utilities in El Salvador.
Generation — Operating installed capacity of our US and Utilities SBU totals 11,754 MW. IPALCO (IPL's parent), DP&L, and DPL Inc. (DP&L's parent) are all SEC registrants, and as such, follow the public filing requirements of the Securities Exchange Act of 1934. The following table lists our US and Utilities SBU generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Bosforo (1)	El Salvador	Solar	100	50%	2018-2019	2043-2044	CAESS, EEO, CLESA, DEUSEM
AES Nejapa	El Salvador	Landfill Gas	6	100%	2011	2035	CAESS
Opico	El Salvador	Solar	4	100%	2020	2040	CLESA
Moncagua	El Salvador	Solar	3	100%	2015	2035	EEO
El Salvador Subtotal			113
Southland—Alamitos	US-CA	Gas	1,200	100%	1998	2023	Various
AES Clean Energy (sPower OpCo A (1))	US-Various	Solar	1,101	26%	2017-2019	2028-2046	Various
Southland—Redondo Beach	US-CA	Gas	876	100%	1998	2021	Various
Southland Energy—Alamitos (2)	US-CA	Gas	650	65%	2020	2040	Southern California Edison
Southland Energy—Huntington Beach(2)	US-CA	Gas	649	65%	2020	2040	Southern California Edison
AES Puerto Rico	US-PR	Coal	524	100%	2002	2027	Puerto Rico Electric Power Authority
AES Clean Energy (AES Distributed Energy) (3)	US-Various	Solar	283	100%	2015-2020	2029-2042	Utility, Municipality, Education, Non-Profit
		Energy Storage	39
Southland—Huntington Beach	US-CA	Gas	236	100%	1998	2023	Various
Buffalo Gap II (3)	US-TX	Wind	228	100%	2007
Hawaii (4)	US-HI	Coal	206	100%	1992	2022	Hawaiian Electric Co.
Warrior Run	US-MD	Coal	205	100%	2000	2030	Potomac Edison
Prevailing Winds (AES Clean Energy/sPower)	US-SD	Wind	200	50%	2020	2050	Prevailing Winds
Buffalo Gap III (3)	US-TX	Wind	170	100%	2008
Highlander (AES Clean Energy/sPower)	US-VA	Solar	165	50%	2020	2035	Apple, Akami, Etsy, Microsoft
AES Clean Energy (sPower OpCo A (1))	US-Various	Wind	140	26%	2017	2036	Various
AES Clean Energy (sPower OpCo B (1))	US-Various	Solar	126	50%	2019	2039-2044	Various
Buffalo Gap I (3)	US-TX	Wind	108	100%	2006	2021	Direct Energy
Southland Energy—Alamitos Energy Center (2)	US-CA	Energy Storage	100	65%	2021	2041	Southern California Edison
East Line Solar (AES Clean Energy/sPower)	US-AZ	Solar	100	50%	2020	2045	Salt River Project
Laurel Mountain	US-WV	Wind	98	100%	2011
Mountain View I & II	US-CA	Wind	64	100%	2008	2021	Southern California Edison
Mountain View IV	US-CA	Wind	49	100%	2012	2032	Southern California Edison
Lawa'i (AES Clean Energy/AES Distributed Energy (3))	US-HI	Solar	20	100%	2018	2043	Kaua'i Island Utility Cooperative
		Energy Storage	20
Kekaha (AES Clean Energy/AES Distributed Energy (3))	US-HI	Solar	14	100%	2019	2045	Kaua'i Island Utility Cooperative
		Energy Storage	14
Na Pua Makani	US-HI	Wind	28	100%	2020	2040	HECO
Ilumina	US-PR	Solar	24	100%	2012	2032	Puerto Rico Electric Power Authority
Laurel Mountain ES	US-WV	Energy Storage	16	100%	2011
Southland Energy—AES Gilbert (Salt River) (2)	US-AZ	Energy Storage	10	65%	2019	2039	Salt River Project Agricultural Improvement & Power District
Warrior Run ES	US-MD	Energy Storage	5	100%	2016
United States Subtotal			7,668
			7,781
_____________________________
(1)Unconsolidated entity, accounted for as an equity affiliate.

13 | 2020 Annual Report

(2)AES is entitled to all earnings or losses until March 1, 2021, and any distributions related thereto.
(3)AES owns these assets together with third-party tax equity investors with variable ownership interests. The tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. The proceeds from the issuance of tax equity are recorded as noncontrolling interest in the Company's Consolidated Balance Sheets.
(4)In November 2020, announced expected retirement in 2022.
Utilities — The following table lists our utilities and their generation facilities.

Business	Location	Approximate Number of Customers Served as of 12/31/2020	GWh Sold in 2020	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation
CAESS	El Salvador	624,000	1,945			75%	2000
CLESA	El Salvador	432,000	936			80%	1998
DEUSEM	El Salvador	87,000	144			74%	2000
EEO	El Salvador	330,000	615			89%	2000
El Salvador Subtotal		1,473,000	3,640
DPL (1)	US-OH	531,000	13,468			100%	2011
IPL (2)	US-IN	512,000	14,559	Coal/Gas/Oil/Energy Storage	3,973	70%	2001
United States Subtotal		1,043,000	28,027		3,973
		2,516,000	31,667
_____________________________
(1)DPL's GWh sold in 2020 represent DP&L's (DPL's subsidiary) total transmission and distribution sales. DPL's wholesale revenues and DP&L's SSO utility revenues, which are sales to utility customers who use DP&L to source their electricity through a competitive bid process, were 4,481 GWh in 2020. DPL's other primary subsidiary, AES Ohio Generation, LLC, owned an interest in Conesville Unit 4. This plant was shutdown in May 2020 and sold in June 2020. DP&L also owns a 4.9% equity ownership in OVEC, an electric generating company. OVEC has two plants in Cheshire, Ohio and Madison, Indiana with a combined generation capacity of approximately 2,109 MW. DP&L’s share of this generation is approximately 103 MW.
(2)CDPQ owns direct and indirect interests in IPALCO which total approximately 30%. AES owns 85% of AES US Investments and AES US Investments owns 82.35% of IPALCO. IPL plants: Georgetown, Harding Street, Petersburg and Eagle Valley. 20 MW of IPL total is considered a transmission asset. In December 2019, IPL announced it would be retiring Petersburg Unit 1 in June 2021 and Petersburg Unit 2 in June 2023, a total of 630 MW. IPL issued an all-source Request for Proposal in December 2019 in order to competitively procure replacement capacity.
Under construction — The following table lists our plants under construction in the US and Utilities SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
AES Clean Energy (AES Distributed Energy)	US-Various	Solar	77	100%	1H 2021
		Energy Storage	42
Central Line (AES Clean Energy/sPower)	US-AZ	Solar	100	50%	2H 2021
Clover Creek (AES Clean Energy/sPower)	US-UT	Solar	80	50%	2H 2021
Cuscatlan Solar	El Salvador	Solar	10	100%	1H 2021
			309
The majority of projects under construction have executed long-term PPAs or, as applicable, have been assigned tariffs through a regulatory process.

14 | 2020 Annual Report

The following map illustrates the locations of our US and Utilities facilities:
US and Utilities Businesses

sPower
AES Distributed Energy
Indianapolis Power & Light
DPL Inc.
Southland – Alamitos; Southland Energy – Alamitos/Alamitos Energy Center
Southland – Redondo Beach
Southland – Huntington Beach; Southland Energy – Huntington Beach
Kekaha; Lāwa'i
AES Hawaii; Na Pua Makani
AES Gilbert (Salt River)
Mountain View I & II
Mountain View IV
Buffalo Gap 3
Buffalo Gap 2
Buffalo Gap 1
Warrior Run; Warrior Run ES
Laurel Mountain; Laurel Mountain ES
El Salvador
CLESA
CAESS
AES Nejapa
DEUSEM
EEO
Moncagua; Bosforo; Opico; Cuscastlan
Puerto Rico
AES Puerto Rico; Ilumina

IPL
Business Description — IPALCO is a holding company whose principal subsidiary is IPL. IPL, which also does business as AES Indiana, is an integrated utility that is engaged primarily in generating, transmitting, distributing, and selling electric energy to retail customers in the city of Indianapolis and neighboring areas within the state of Indiana and is subject to regulatory authority—see Regulatory Framework and Market Structure below. IPL has an exclusive right to provide electric service to the customers in its service area, covering about 528 square miles with an estimated population of approximately 965,000 people. IPL owns and operates four generating stations, all within the state of Indiana. IPL’s largest generating station, Petersburg, is coal-fired, and IPL has plans to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively (see Integrated Resource Plan below). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery-based energy storage unit at Harding Street, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. In addition, IPL helps meet its customers' energy needs with long-term contracts for the purchase of 96 MW of solar-generated electricity and 300 MW of wind-generated electricity.
Key Financial Drivers — IPL's financial results are driven primarily by retail demand, weather, and maintenance costs. IPL's financial results are likely to be driven by many other factors as well, including, but not limited to:
•regulatory outcomes and impacts;

15 | 2020 Annual Report

•the passage of new legislation, implementation of regulations, or other changes in regulation; and
•timely recovery of capital expenditures.
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
IPL's tariff rates for electric service to retail customers consist of basic rates and approved charges. In addition, IPL's rates include various adjustment mechanisms, including, but not limited to: (i) a rider to reflect changes in fuel and purchased power costs to meet IPL's retail load requirements, referred to as the Fuel Adjustment Charge, (ii) a rider to reflect changes in ongoing RTO costs, and (iii) a rider for the timely recovery of demand side management energy efficiency program costs, and (iv) riders to collect changes in capacity sales and wholesale sales margins above and below established annual benchmarks, referred to as the Capacity Adjustment and Off-System Sales Margin Adjustment, respectively. These components function somewhat independently of one another, but the overall structure of IPL's rates is subject to review at the time of any review of IPL's basic rates and charges. Additionally, IPL's rider recoveries are reviewed through recurring filings.
On October 31, 2018, the IURC issued an order approving an uncontested settlement agreement to increase IPL's annual revenues by $44 million, or 3% (the "2018 Base Rate Order"). This revenue increase primarily includes recovery through rates of costs associated with the CCGT at Eagle Valley, completed in the first half of 2018, and other construction projects. New base rates and charges became effective on December 5, 2018. The 2018 Base Rate Order also provides customers with approximately $50 million in benefits over a two-year period through a rate adjustment mechanism that began in March 2019.
IPL is one of many transmission system owner members in MISO, an RTO which maintains functional control over the combined transmission systems of its members and manages one of the largest energy and ancillary services markets in the U.S. MISO dispatches generation assets in economic order considering transmission constraints and other reliability issues to meet the total demand in the MISO region. IPL offers electricity in the MISO day-ahead and real-time markets.
Development Strategy — IPL's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental regulations, along with discretionary investments designed to replace aging equipment or improve overall performance.
Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that requests for recovery include a seven-year plan of eligible investments. Once a plan is approved by the IURC, eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism, referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation, and property taxes. The remaining twenty percent of recoverable costs are deferred for future recovery in the public utility’s next general rate case. The TDSIC mechanism is capped at an annual increase of two percent of total retail revenues.
On March 4, 2020, the IURC issued an order approving the projects in IPL's seven-year TDSIC Plan for eligible transmission, distribution, and storage system improvements totaling $1.2 billion from 2020 through 2027. On June 18, 2020, IPL filed its first annual TDSIC rate adjustment for a return on, and of, investments through March 31, 2020. On October 14, 2020, the IURC issued an order approving this TDSIC rate adjustment, which was reflected in rates effective November 2020.
Integrated Resource Plan — In December 2019, IPL filed its Integrated Resource Plan ("IRP"), which describes IPL's Preferred Resource Portfolio for meeting its generation capacity needs for serving its retail customers over the next several years. IPL's Preferred Resource Portfolio is IPL's reasonable least cost option and provides a cleaner and more diverse generation mix for customers. The IRP includes the retirement of 630 MW of coal-fired generation by 2023. Based on extensive modeling, IPL has determined that the cost of operating Petersburg Units 1 and 2 exceeds the value customers receive compared to alternative resources. Retirement of these units allows the company to cost-effectively diversify the portfolio and transition to lower cost and cleaner resources while maintaining a reliable system.

16 | 2020 Annual Report

IPL issued an all-source Request for Proposal on December 20, 2019, in order to competitively procure replacement capacity by June 1, 2023, which is the first year IPL is expected to have a capacity shortfall. Modeling indicated that a combination of wind, solar, storage, and energy efficiency would be the lowest reasonable cost option for the replacement capacity. Proposals were received through February 28, 2020 and are currently being evaluated. On February 5, 2021, IPL announced an agreement to acquire a 195 MW solar project, subject to approval from the IURC.
DPL
Business Description — DPL is an energy holding company whose principal subsidiary is DP&L. DP&L, which also does business as AES Ohio, is a utility company that transmits and distributes electricity to retail customers in a 6,000 square mile area of West Central Ohio and is subject to regulatory authority—see Regulatory Framework and Market Structure below. DP&L has the exclusive right to provide transmission and distribution services to its customers, and procures retail standard service offer ("SSO") electric service on behalf of residential, commercial, industrial, and governmental customers through a competitive bid auction process. In previous years, AES Ohio Generation was also a primary subsidiary, but DPL has systematically exited this generation business. AES Ohio Generation completed the sale of its peaker assets in March 2018. In May 2018, AES Ohio Generation retired its Stuart and Killen facilities and completed the transfer of these facilities to a third party in December 2019. AES Ohio Generation's only remaining operating asset, Conesville Unit 4, was shut down in May 2020 and sold in June 2020.
Key Financial Drivers — Following the removal of the Decoupling Rider in December 2019, DPL's financial results are driven primarily by retail demand and weather. DPL's financial results are likely to be driven by other factors as well, including, but not limited to:
•regulatory outcomes and impacts;
•the passage of new legislation, implementation of regulations, or other changes in regulations; and
•timely recovery of transmission and distribution expenditures.
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
Electric customers within Ohio are permitted to purchase power under contract from a Competitive Retail Electric Service ("CRES") provider or from their local utility under SSO rates. The SSO generation supply is provided by third parties through a competitive bid process. Ohio utilities have the exclusive right to provide transmission and distribution services in their state-certified territories. While Ohio allows customers to choose retail generation providers, DP&L is required to provide retail generation service at SSO rates to any customer that has not signed a contract with a CRES provider or as a provider of last resort in the event of a CRES provider default. SSO rates are subject to rules and regulations of the PUCO and are established through a competitive bid process for the supply of power to SSO customers.
DP&L's distribution rates are regulated by the PUCO and are established through a traditional cost-based rate-setting process. DP&L is permitted to recover its costs of providing distribution service as well as earn a regulated rate of return on assets, determined by the regulator, based on the utility's allowed regulated asset base, capital structure, and cost of capital. DP&L's retail rates include various adjustment mechanisms including, but not limited to, the timely recovery of costs incurred related to power purchased through the competitive bid process, participation in the PJM RTO, severe storm damage, and energy efficiency. DP&L's transmission rates are regulated by FERC.
DP&L is a member of PJM, an RTO that operates the transmission systems owned by utilities operating in all or parts of a multi-state region, including Ohio. PJM also administers the day-ahead and real-time energy markets, ancillary services market and forward capacity market for its members.
In September 2018, DP&L received an order from the PUCO establishing new base distribution rates, which became effective October 1, 2018. The order approved, without modification, a stipulation and recommendation previously filed by DP&L, along with various intervening parties, with the PUCO staff. The order established a revenue requirement of $248 million for DP&L's electric service base distribution rates, which reflected an increase to distribution revenues of $30 million per year. In addition, the order authorized DP&L to collect from customers costs related to qualified investments through a Distribution Investment Rider ("DIR"), changed the Decoupling Rider to reduce variability from the impact of weather and demand, partially resolved regulatory issues related to the TCJA, and authorized DP&L to defer certain vegetation management costs for future collection.

17 | 2020 Annual Report

On November 30, 2020, DP&L filed a new Distribution Rate Case Application proposing a revenue increase of $121 million per year and incorporates DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015, investments necessitated by the tornados that occurred on Memorial Day in 2019, and other proposed increases. The outcome of this filing is unknown at this time.
In March 2020, DP&L filed an application for a formula-based rate for its transmission service, which was approved and made effective May 3, 2020. In December 2020, a unanimous settlement was reached regarding these rates and filed with the FERC, which would be an approximately $7 million annualized increase from the rates in effect prior to May 3, 2020. The uncontested settlement is expected to receive FERC approval in early 2021.
ESP Proceedings — Ohio law requires utilities to provide their customers a default generation service, known as an SSO, which can be in the form of an electric security plan ("ESP") or a market rate offer ("MRO"), submitted for approval to the PUCO. The PUCO previously approved DP&L’s ESP for a six-year period beginning on November 1, 2017 (“ESP 3”). ESP 3 established a Distribution Modernization Rider (“DMR”) with an initial three-year term to collect $105 million in revenue per year through October 2020 primarily to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure.
In November 2019, the PUCO issued an order modifying the ESP 3 by removing the DMR. As a result, DP&L requested and the PUCO approved the request to revert to the ESP 1 rates, including authorizing the collection of a Rate Stability Charge ("RSC") of approximately $79 million per year, effective December 18, 2019. The order also disallowed the Regulatory Compliance Rider, Uncollectible Rider, DIR, and the Decoupling Rider. The PUCO order also required DP&L to conduct both an ESP v. MRO Test to validate that the ESP is more favorable in the aggregate than what would be experienced under an MRO, and a prospective SEET, both of which were filed with the PUCO on April 1, 2020. DP&L is also subject to an annual retrospective SEET. On October 23, 2020, DP&L entered into a Stipulation and Recommendation with the staff of the PUCO and certain other parties with respect to, among other matters, DP&L’s applications pending at the PUCO for (i) approval of DP&L’s plan to modernize its distribution grid (the “Smart Grid Plan”), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that DP&L’s current electric security plan, ESP 1, satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. The settlement is subject to, and conditioned upon, approval by the PUCO. A hearing was conducted January 11 - 15, 2021 for consideration of this settlement. The settlement would provide, among other items, for the following:
•Approval of the Smart Grid Plan outlined in the Smart Grid Plan application filed by DP&L with the PUCO, as modified by the terms of the settlement, including, subject to offsetting operational benefits and certain other conditions, a return on and recovery of up to $249 million of Smart Grid Plan Phase 1 capital investments and recovery of operational and maintenance expenses through DP&L’s existing Infrastructure Investment Rider for a term of four years, under an aggregate cap of approximately $268 million on the amount of such investments and expenses that is recoverable, and an acknowledgement that DP&L may file a subsequent application with the PUCO within three years seeking approvals for Phase 2 of the Smart Grid Plan;
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
•A commitment to file an application with the PUCO no later than October 1, 2023 for a new ESP that does not seek to implement certain non-bypassable charges, including those related to provider of last resort risks, stability, or financial integrity;
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

18 | 2020 Annual Report

the DMR. The ultimate outcome of these petitions is unknown and could have a material adverse effect on DP&L’s results of operations, financial condition and cash flows. The parties signing the above-referenced settlement have agreed to withdraw their respective petitions if the settlement is approved by the PUCO without material modification.
Separate from the ESP process, on January 23, 2020, DP&L filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs, and economic changes in customer demand.
Development Strategy — Planned construction projects primarily relate to new investments in and upgrades to DP&L's transmission and distribution system. Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments, and changing environmental standards, among other factors.
DPL is projecting to spend an estimated $767 million on capital projects from 2021 through 2023, which includes expected spending under DP&L's Smart Grid Plan included in the Stipulation and Recommendation entered into on October 23, 2020 (see Regulatory Framework and Market Structure above) as well as new transmission projects. The Smart Grid Plan was initially filed with the PUCO in December 2018 proposing to invest $576 million in capital projects over 10 years and includes leveraging technologies to modernize and improve the sustainability of the grid, and enhancing customer experience and security, as well as to allow DP&L to leverage and integrate distributed energy resources into its grid, including community solar, energy storage, microgrids, and electric vehicle charging infrastructure. DPL expects to finance this construction with a combination of cash on hand, short-term financing, long-term debt, equity capital contributions, and cash flows from operations.
Non-renewable U.S. Generation
Business Description — In the U.S., we own a diversified generation portfolio. The principal markets and locations where we are engaged in the generation and supply of electricity (energy and capacity) are the California Independent System Operator ("CAISO"), PJM, Hawaii, and Puerto Rico. AES Southland, operating in the CAISO, is our most significant generation business.
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
Warrior Run is one of our non-renewable generation businesses in the U.S. that currently operate as a QF, as defined under the PURPA. This business entered into a long-term contract with an electric utility that had a mandatory obligation to purchase power from QFs at the utility's avoided cost (i.e. the likely costs for both energy and capital investment that would have been incurred by the purchasing utility if that utility had to provide its own generating capacity or purchase it from another source). To be a QF, a cogeneration facility must produce electricity and useful thermal energy for an industrial or commercial process or heating or cooling application in certain proportions to the facility's total energy output and meet certain efficiency standards. To be a QF, a small power production facility must generally use a renewable resource as its energy input and meet certain size criteria or be a cogeneration facility that simultaneously generates electricity and processes heat or steam.
Our non-QF generation businesses in the U.S. currently operate as Exempt Wholesale Generators as defined under the EPAct of 1992, amending the Public Utility Holding Company Act (“PUHCA”). These businesses, subject to approval of FERC, have the right to sell power at market-based rates, either directly to the wholesale market or to a third-party offtaker such as a power marketer or utility/industrial customer. Under the FPA and FERC's regulations, approval from FERC to sell wholesale power at market-based rates is generally dependent upon a showing to

19 | 2020 Annual Report

FERC that the seller lacks market power in generation and transmission, that the seller and its affiliates cannot erect other barriers to market entry, and that there is no opportunity for abusive transactions involving regulated affiliates of the seller.
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
AES Southland
Business Description — AES Southland is one of the largest generation operators in California by aggregate installed capacity, with an installed gross capacity of 3,611 MW at the end of 2020. The five coastal power plants comprising AES Southland are in areas that are critical for local reliability and play an important role in integrating the increasing amounts of renewable generation resources in California. AES Southland is composed of three once-through cooling ("OTC") power plants, two combined cycle gas-fired generation facilities and an interconnected battery-based energy storage facility.
AES Huntington Beach, LLC, AES Alamitos, LLC, and AES Redondo Beach ("Southland OTC units") are contracted through Resource Adequacy Purchase Agreements (“RAPAs”). Under the RAPAs, as approved by the California Public Utilities Commission, these generating stations provide resource adequacy capacity, and have no obligation to produce or sell any energy to the RAPA counterparty. However, the generating stations are required to bid energy into the California ISO markets. Compensation under these RAPAs is dependent on the availability of the AES Southland units in the California ISO market. Failure to achieve the minimum availability target would result in an assessed penalty.
In November 2014, AES Southland was awarded 20-year contracts by Southern California Edison ("SCE") to provide 1,284 MW of combined cycle gas-fired generation and 100 MW of interconnected battery-based energy storage ("Southland Energy units"). The agreements for the combined cycle gas-fired generation were amended in 2019 and capacity was increased to 1,299 MW. The contracts are RAPAs with annual energy put options. If AES Southland exercises the annual put option, all capacity, energy and ancillary services will be sold to SCE in exchange for a fixed monthly fee that covers fixed operating cost, debt service, and return on capital. In addition, SCE will reimburse variable costs and provide the natural gas.
In April 2017, the California Energy Commission unanimously approved the licenses for the Southland Energy combined cycle projects at AES Alamitos and AES Huntington Beach. In June 2017, AES closed the financing of $2 billion, funded with a combination of non-recourse debt and AES equity. Construction of the combined cycle capacity began in 2017.
At the end of 2019, five of the twelve Southland OTC generation units were retired to support the construction efforts of the Southland Energy combined cycle gas-fired generation projects in anticipation of COD, which was reached in early February 2020. On January 23, 2020, the Statewide Advisory Committee on Cooling Water Intake Structures adopted a recommendation to present to the California State Water Resources Board ("SWRCB") to extend OTC compliance dates for the remaining Southland OTC units at AES Huntington Beach and AES Alamitos until December 31, 2023 and AES Redondo Beach until December 31, 2021. On September 1, 2020, in response to a request by the state's energy, utility, and grid operators and regulators, the SWRCB approved amendments to its OTC. The SWRCB OTC Policy previously required the shutdown and permanent retirement of all remaining Southland OTC generating units by December 31, 2020. See United States Environmental and Land-Use Legislation and Regulations—Cooling Water Intake for further discussion of AES Southland’s plans regarding the OTC Policy.
The construction of the Alamitos Energy Center, an interconnected battery-based energy storage facility, began in June 2019 and commercial operation of the energy storage capacity was achieved on January 1, 2021.
Key Financial Drivers — AES Southland's availability is one of the most important drivers of operations, along with market demand and prices for gas and electricity.

20 | 2020 Annual Report

AES Hawaii
Business Description — AES Hawaii receives an energy payment from its offtaker under a PPA expiring in 2022, which is based on a fixed rate indexed to the Gross National Product Implicit Price Deflator. Since the energy payment is not directly linked to market prices for fuel, the risk arising from fluctuations in market prices for coal is borne by AES Hawaii. AES Hawaii has entered into fixed-price coal purchase commitments through 2021 and plans to seek additional fuel purchase commitments during 2021 to manage fuel price risk in 2022.
In July 2020, the Hawaii State Legislature passed Senate Bill 2629 which will prohibit AES Hawaii from generating electricity from coal after December 31, 2022. This will restrict the Company from contracting the asset beyond the expiration of its existing PPA, and as a result, AES plans to retire the AES Hawaii facility in 2022.
Key Financial Drivers — AES Hawaii's financial results are driven by fuel costs and outages. The Company has entered into long-term fuel contracts to mitigate the risks associated with fluctuating prices. In addition, major maintenance requiring units to be off-line is performed during periods when power demand is typically lower.
Puerto Rico
Business Description — AES Puerto Rico owns and operates a coal-fired cogeneration plant and a solar plant of 524 MW and 24 MW, respectively, representing approximately 8% of the installed capacity in Puerto Rico. Both plants are fully contracted through long-term PPAs with PREPA expiring in 2027 and 2032, respectively. AES Puerto Rico receives a capacity payment based on the plants' twelve month rolling average availability, receiving the full payment when the availability is 90% or higher. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—Puerto Rico for further discussion of the long-term PPAs with PREPA.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to, improved operational performance and plant availability.
Regulatory Framework and Market Structure — Puerto Rico has a single electric grid managed by PREPA, a state-owned entity that provides virtually all of the electric power consumed in Puerto Rico and generates, transmits, and distributes electricity to 1.5 million customers. The Puerto Rico Energy Bureau is the main regulatory body. The bureau approves wholesale and retail rates, sets efficiency and interconnection standards, and oversees PREPA's compliance with Puerto Rico's renewable portfolio standard.
Puerto Rico's electricity is 97% produced by thermal plants (43% from natural gas, 36% from petroleum, and 18% from coal).
AES Clean Energy
Business Description — AES manages the U.S. renewables portfolio, which comprises AES Distributed Energy, sPower and other renewable assets, as part of its broader investments in the U.S. On January 4, 2021, the sPower and AES Distributed Energy development platforms were merged to form AES Clean Energy Development, which will serve as the development vehicle for all future renewable projects in the U.S. sPower remains an AES unconsolidated affiliate after this merger. Collectively, AES Distributed Energy, sPower, AES Clean Energy Development, and the other renewable assets in the U.S. are referred to as AES Clean Energy.
Prior to the merger, both AES and sPower were recognized leaders in renewable development in the U.S. Together, AES Clean Energy is one of the top renewables growth platforms and the expanded team aims to solve our customers' energy challenges. AES Clean Energy offers its customers an expanded portfolio of innovative solutions based on cutting-edge technologies that are designed to accelerate their energy futures. Generation capacity of the systems owned and/or operated under AES Clean Energy is 2,983 MW across the U.S. with another 299 MW under construction. This capacity includes 2,066 MW of solar, 1,085 MW of wind, and 131 MW of energy storage.
A majority of solar projects under AES Clean Energy have been financed with tax equity structures. Under these tax equity structures, the tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. Based on certain liquidation provisions of the tax equity structures, this could result in variability to earnings attributable to AES compared to the earnings reported at the facilities.
Key Financial Drivers — The financial results of AES Clean Energy are primarily driven by the efficient construction and operation of renewable energy facilities across the U.S. under long-term PPAs, through which the energy price on the entire production of these facilities is guaranteed. The financial results of renewable assets are

21 | 2020 Annual Report

primarily driven by the amount of wind or solar resource at the facilities, availability of facilities, and growth in projects.
Laurel Mountain, Buffalo Gap II and Buffalo Gap III are exposed to the volatility of energy prices and their revenue may change materially as energy prices fluctuate in their respective markets of operations. Laurel Mountain also operates 16 MW of battery energy storage that is sold into the PJM market as regulation energy. For these projects, PJM and ERCOT power prices impact financial results.
Development Strategy — As states, communities, and organizations of all types make commitments and plan to reduce their carbon footprints, renewables are the fastest-growing source of electricity generation in the U.S. AES Clean Energy works with its customers to co-create and deliver the smarter, greener energy solutions that meet their needs, including 24/7 carbon-free energy. The merged renewables platform has brought together sPower's and AES' differentiated capabilities in solar, wind, and energy storage to accelerate customers' energy transitions.
AES Clean Energy has a renewable project backlog that includes 2,206 MW of projects for which long-term PPAs have been signed or, as applicable, tariffs have been assigned through a regulatory process. The budget for construction of the projects currently under construction and the contracted projects is over $3.9 billion. AES Clean Energy is actively developing new products and renewable sites to serve the current and future needs of its customers.
U.S. Environmental Regulation
For information on compliance with environmental regulations see Item 1.—United States Environmental and Land-Use Legislation and Regulations.
El Salvador
Business Description — AES El Salvador is the majority owner of four of the five distribution companies operating in El Salvador (CAESS, CLESA, EEO and DEUSEM). AES El Salvador's territory covers 77% of the country and accounted for 3,640 GWh of the wholesale market energy sales during 2020. AES El Salvador is also a 50% owner and operator of Bosforo, a 100 MW solar farm. The energy produced by this solar farm is fully contracted by AES' utilities in El Salvador.
In addition, AES El Salvador offers customers non-regulated services such as energy trading, electromechanical construction, O&M of electrical assets, EPC, pole rental, and tax collection for municipalities.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•improved operational performance;
•variability in energy demand driven by weather; and
•the impact of fuel oil prices on energy tariff prices, which affect cash flow due to a three-month delay in the pass-through of energy costs to the tariffs charged to customers.
Regulatory Framework and Market Structure — El Salvador's national electric market is composed of generation, distribution, transmission, and marketing businesses, a market and system operator, and regulatory agencies. The operation of the transmission system and the wholesale market is based on production costs with a marginal economic model that rewards efficiency and allows investors to have guaranteed profits, while end users receive affordable rates. The energy sector is governed by the General Electricity Law, which establishes two regulatory entities responsible for monitoring its compliance:
•The National Energy Council is the highest authority on energy policy and strategy, and the coordinating body for the different energy sectors. One of its main objectives is to promote investment in non-conventional renewable sources to diversify the energy matrix.
•The General Superintendence of Electricity and Telecommunications regulates the market and sets consumer prices, and, jointly with the distribution companies in El Salvador, developed the tariff calculation applicable from 2018 until 2022. The next tariff calculation is scheduled for 2022, and will be effective starting in 2023.
El Salvador has a national electric grid that interconnects directly with Guatemala and Honduras, allowing transactions with all Central American countries. The sector has approximately 1,799 MW of installed capacity, composed of thermal (40%), hydroelectric (31%), solar (11%), biomass (9%), and geothermal (9%) generation plants.
Development Strategy — In order to explore new business opportunities, AES El Salvador created AES

22 | 2020 Annual Report

Soluciones, an LED public lighting service provider and the main commercial and industrial solar photovoltaic EPC provider in the country. AES Next is also the O&M services provider for the Bosforo project.

23 | 2020 Annual Report

South America

GENERATION FACILITIES IN CHILE, COLOMBIA, ARGENTINA AND BRAZIL

Business Overview

Installed capacity by market
Brazil 29%
Chile 29%
Colombia 8%
Argentina 34%

58 Generation Facilities

12,304 Gross MW

Key Generation Businesses: **AES Gener, Chivor, AES Argentina, and Tietê**

Generation Fuel Type
Coal 26%
Gas 20%
Renewables 54%

Revenue
(In millions)

$3,159
$3,208
$3,533
2020
2019
2018

Operating Margin
(in millions)

$1,243
$873
$1,017
2020
2019
2018

Adjusted PTC [(1)]
(in millions)

$534
$504
$519
2020
2019
2018

Key events in 2020

- Announced retirement of 322 MW coal-fired plants and early contract terminations at Angamos in Chile
- Acquired or signed purchase option agreements for 2 GW of wind development projects in Brazil
- Signed long-term contracts for 1,517 MW of renewables in Chile, Colombia and Brazil

Strategic outlook

- Total backlog of 3,529 MW
- Advance Green Blend and Extend strategy to help meet growing demand for renewables in Chile
- Continue development of renewables pipeline and complete projects under construction

Under construction

11 Plants

1,463 MW

Fuel Type
Solar 17%
Energy Storage 8%
Hydro 36%
Wind 39%

Contracted renewable backlog

2,066 MW

Signed PPAs not yet under construction

Renewable Type
Solar 30%
Wind 70%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

24 | 2020 Annual Report

South America SBU
Our South America SBU has generation facilities in four countries — Chile, Colombia, Argentina and Brazil. AES Gener is a publicly traded company in Chile and owns all of our assets in Chile, AES Chivor in Colombia and TermoAndes in Argentina, as detailed below. AES has a 66.7% ownership interest in AES Gener and this business is consolidated in our financial statements. AES Brasil (the business formerly branded as AES Tietê) is a publicly traded company in Brazil. AES controls and consolidates AES Brasil through its 44% economic interest.
Operating installed capacity of our South America SBU totals 12,304 MW, of which 34%, 29%, 8%, and 29% are located in Argentina, Chile, Colombia and Brazil, respectively. The following table lists our South America SBU generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Chivor	Colombia	Hydro	1,000	67%	2000	2020-2037	Various
Castilla	Colombia	Solar	21	67%	2019	2034	Ecopetrol
Tunjita	Colombia	Hydro	20	67%	2016
Colombia Subtotal			1,041
Gener - Chile (1)	Chile	Coal/Hydro/Diesel/Solar/Wind/Biomass	1,578	67%	2000	2020-2040	Various
Guacolda (2)	Chile	Coal	764	33%	2000	2020-2032	Various
Electrica Angamos	Chile	Coal	558	67%	2011	2021	Minera Escondida, Minera Spence, Quebrada Blanca
Cochrane	Chile	Coal	550	40%	2016	2030-2037	SQM, Sierra Gorda, Quebrada Blanca
Cochrane ES	Chile	Energy Storage	20	40%	2016
Electrica Angamos ES	Chile	Energy Storage	20	67%	2011
Norgener ES (Los Andes)	Chile	Energy Storage	12	67%	2009
Alfalfal Virtual Reservoir	Chile	Energy Storage	10	67%	2020
Chile Subtotal			3,512
TermoAndes (3)	Argentina	Gas/Diesel	643	67%	2000	2020	Various
AES Gener Subtotal			5,196
Alicura	Argentina	Hydro	1,050	100%	2000
Paraná-GT	Argentina	Gas/Diesel	870	100%	2001
San Nicolás	Argentina	Coal/Gas/Oil/Energy Storage	691	100%	1993
Guillermo Brown (4)	Argentina	Gas/Diesel	576	—%	2016
Cabra Corral	Argentina	Hydro	102	100%	1995		Various
Vientos Bonaerenses	Argentina	Wind	100	100%	2020	2024-2040	Various
Vientos Neuquinos	Argentina	Wind	100	100%	2020	2024-2040	Various
Ullum	Argentina	Hydro	45	100%	1996		Various
Sarmiento	Argentina	Gas/Diesel	33	100%	1996
El Tunal	Argentina	Hydro	10	100%	1995		Various
Argentina Subtotal			3,577
Tietê (5)	Brazil	Hydro	2,658	44%	1999	2029	Various
Alto Sertão II	Brazil	Wind	386	44%	2017	2033-2035	Various
Ventus	Brazil	Wind	187	44%	2020	2034	Regulated Market
Guaimbê	Brazil	Solar	150	44%	2018	2037	CCEE
AGV Solar	Brazil	Solar	75	44%	2019	2039	Various
Boa Hora	Brazil	Solar	69	44%	2019	2035	CCEE
Drogaria Araujo	Brazil	Solar	5	44%	2019	2029	Drogaria Araujo
Brasil Community Solar	Brazil	Solar	1	44%	2020
AES Brasil Subtotal			3,531
			12,304
_____________________________
(1)Gener - Chile plants: Alfalfal, Andes Solar, Andes Solar 2a, Laguna Verde, Laja, Los Cururos, Maitenes, Norgener 1, Norgener 2, Queltehues, Ventanas 2, Ventanas 3, Ventanas 4 and Volcán. In December 2020, AES Gener requested the retirement of Ventanas 1 and 2. Ventanas 1 initiated strategic reserve mode and Ventanas 2 is waiting for approval.
(2)Guacolda is comprised of five coal-fired units under Guacolda Energia S.A., an unconsolidated entity for which the results of operations are reflected in Net equity in earnings of affiliates. The Company's ownership in Guacolda is held through AES Gener, a 67%-owned consolidated subsidiary. AES Gener owns 50% of Guacolda, resulting in an AES effective ownership in Guacolda of 34%.

25 | 2020 Annual Report

(3)TermoAndes is located in Argentina, but is connected to both the SEN in Chile and the SADI in Argentina.
(4)AES operates this facility through management or O&M agreements and to date owns no equity interest in the business.
(5)Tietê hydro plants: Água Vermelha, Bariri, Barra Bonita, Caconde, Euclides da Cunha, Ibitinga, Limoeiro, Mogi-Guaçu, Nova Avanhandava, Promissão, Sao Joaquim and Sao Jose.
Under construction — The following table lists our plants under construction in the South America SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
Tucano Phase 2	Brazil	Wind	167	44%	2H 2022
Tucano Phase 1	Brazil	Wind	155	44%	2H 2022
McDonalds	Brazil	Solar	5	44%	1H 2021
Farmácias São João	Brazil	Solar	3	44%	1H 2021
AES Brasil Subtotal			330
Alto Maipo (1)	Chile	Hydro	531	62%	2H 2021
Los Olmos	Chile	Wind	110	67%	1H 2021
Campo Lindo	Chile	Wind	73	67%	1H 2021
Mesamávida	Chile	Wind	68	67%	2H 2021
Andes Solar 2b	Chile	Solar	180	67%	2H 2021
		Energy Storage	112
Chile Subtotal			1,074
San Fernando	Colombia	Solar	59	67%	2H 2021
Colombia Subtotal			59
			1,463
_____________________________
(1)     Alto Maipo is the largest project in construction in the Chilean market. When completed, it will include 75 km of tunnels, two power houses and 17 km of transmission lines.

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
In September 2020, the Company completed the sale of its entire interest in AES Uruguaiana, a gas-fired combined cycle power plant located in Brazil.

26 | 2020 Annual Report

The following map illustrates the location of our South America facilities:
South America Businesses

TermoAndes
El Tunal
Castilla; Chivor; Tunjita
Andes 2b; Gener – Chile; Norgener ES (Los Andes)
Electrica Angamos; Electrica Angamos ES
Cochrane; Cochrane ES
Guacolda
Ullum
Sarmiento
Alto Maipo; Alfalfal Virtual Reservoir
Campo Lindo; Los Olmos; Mesamávuda
Alto Sertão 2; Tucano; Ventus
Drogaria Araújo
McDonalds
AES Tietê; AGV Solar; Boa Hora; Brazil Community Solar; Guaimbê
Cabra Corral
Farmácias São João
San Nicolás
Paraná-GT
Vientos Bonaerenses
Guillermo Brown
Alicura; Vientos Neuquinos

Chile
Business Description — In Chile, through AES Gener, we are engaged in the generation and supply of electricity (energy and capacity) in the SEN—see Regulatory Framework and Market Structure below. AES Gener is the second largest generation operator in Chile in terms of installed capacity with 3,450 MW, excluding energy storage, and has a market share of approximately 13% as of December 31, 2020.
AES Gener owns a diversified generation portfolio in Chile in terms of geography, technology, customers, and energy resources. AES Gener's generation plants are located near the principal electricity consumption centers, including Santiago, Valparaiso, and Antofagasta. AES Gener's diverse generation portfolio provides flexibility for the management of contractual obligations with regulated and unregulated customers, provides backup energy to the spot market and facilitates operations under a variety of market and hydrological conditions.
AES Gener's Green Blend and Extend strategy aims to reduce carbon intensity and incorporate renewable energy to extend our existing conventional PPAs. This strategy de-links our PPAs from legacy fossil resources, grows our renewable energy portfolio, and delivers a competitive, reliable energy solution. In line with the "green blend and extend" strategy, AES Gener has committed to not build additional coal-based power plants and to advance the development of new renewable projects, including the implementation of battery energy storage systems ("BESS") and other technological innovations that will provide greater flexibility and reliability to the system.
AES Gener currently has long-term contracts, with an average remaining term of approximately 9 years, with regulated distribution companies and unregulated customers, such as mining and industrial companies. In general,

27 | 2020 Annual Report

these long-term contracts include pass-through mechanisms for fuel costs along with price indexations to U.S. Consumer Price Index ("CPI").
In addition to energy payments, AES Gener also receives capacity payments to compensate for availability during periods of peak demand. The grid operator, Coordinador Electrico Nacional ("CEN"), annually determines the capacity requirements for each power plant. The capacity price is fixed semiannually by the National Energy Commission and indexed to the CPI and other relevant indices.
Key Financial Drivers — Hedge strategy at AES Gener limits volatility to the underlying financial drivers. In addition, financial results are likely to be driven by many factors, including, but not limited to:
•dry hydrology scenarios;
•forced outages;
•changes in current regulatory rulings altering the ability to pass through or recover certain costs;
•fluctuations of the Chilean peso;
•tax policy changes;
•legislation promoting renewable energy and/or more restrictive regulations on thermal generation assets; and
•market price risk when re-contracting.
Regulatory Framework and Market Structure — The Chilean electricity industry is divided into three business segments: generation, transmission, and distribution. Private companies operate in all three segments, and generators can enter into PPAs to sell energy to regulated and unregulated customers, as well as to other generators in the spot market.
Chile operates in a single power market, referred to as the SEN, which is managed by the grid operator CEN. The SEN has an installed capacity of 26,056 MW, and represents 99% of the installed generation capacity of the country.
CEN coordinates all generation and transmission companies in the SEN. CEN minimizes the operating costs of the electricity system, while maximizing service quality and reliability requirements. CEN dispatches plants in merit order based on their variable cost of production, allowing for electricity to be supplied at the lowest available cost. In the south-central region of the SEN, thermoelectric generation is required to fulfill demand not satisfied by hydroelectric, solar, and wind output and is critical to provide reliable and dependable electricity supply under dry hydrological conditions in the highest demand area of the SEN. In the northern region of the SEN, which includes the Atacama Desert, thermoelectric capacity represents the majority of installed capacity. The fuels used for thermoelectric generation, mainly coal, diesel, and LNG, are indexed to international prices. In 2020, the installed generation capacity in the Chilean market was composed of 48% thermoelectric, 27% hydroelectric, 13% solar, 10% wind, and 2% other fuel sources.
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
The Chilean government’s decarbonization plan includes the complete retirement of the SEN coal fleet by the end of 2040 and carbon neutrality by 2050. During the year, AES Gener announced its commitment to shut down its Ventanas 1 coal-fired plant in 2020 and its Ventanas 2 coal-fired plant in June 2022 or earlier, pending resolution of current transmission constraints, and to disconnect both plants from the SEN in 2025. On December 26, 2020, the

28 | 2020 Annual Report

Ministry of Energy’s Supreme Decree Number 42 went into effect, allowing coal plants to enter into Strategic Reserve Status (“SRS”) and receive 60% of capacity payments for the 5-year period following its shutdown to remain connected as a backup in case of a system emergency. Following the issuance of this regulation and per the disconnection and termination agreement signed with the Chilean government in June 2019, the Ventanas 1 power plant was shut down on December 29, 2020 to enter into SRS.
Environmental Regulation — In March 2019, a new decontamination plan for the Ventanas region was approved. We are currently implementing the requirements defined by the plan which will impact our Ventanas and Guacolda businesses.
Chilean law requires all electricity generators to supply a certain portion of their total contractual obligations with non-conventional renewable energy ("NCREs"). Generation companies are able to meet this requirement by building NCRE generation capacity (wind, solar, biomass, geothermal, and small hydroelectric technology) or purchasing NCREs from qualified generators. Non-compliance with the NCRE requirements will result in fines. AES Gener currently fulfills the NCRE requirements by utilizing AES Gener's solar and biomass power plants and by purchasing NCREs from other generation companies. At present, AES Gener is in the process of negotiating additional NCRE supply contracts to meet future requirements.
Since 2017, emissions of particulate matter, SO2, NOX, and CO2 are monitored for plants with an installed capacity over 50 MW; these emissions are taxed. In the case of CO2, the tax is equivalent to $5 per ton emitted. Certain PPAs have clauses allowing the Company to pass the green tax costs to unregulated customers, while some distribution PPAs do not allow for the pass through of these costs.
Development Strategy — AES Gener is committed to reducing the coal intensity of the Chilean power grid and plans to increase the renewable energy capacity in its portfolio. As part of this commitment, and in addition to the 531 MW hydroelectric generation that Alto Maipo will deliver to the system, AES Gener purchased the 110 MW Los Cururos wind farm and its substation in northern Chile, and has finished construction on the 80 MW Andes 2a facility. Also under construction are the 110 MW Los Olmos wind farm, 66 MW Mesamávida wind farm, 73 MW Campo Lindo wind farm, and 180 MW Andes Solar 2b facility, which also includes 112 MW of BESS, to supply agreements with its main mining customers in execution of the new Green Blend and Extend strategy. In total, the pipeline currently has 4.4 GW under development at different stages and diversified geographically.
AES Gener executes its Green Blend and Extend strategy by integrating renewable energy sources into its portfolio, and by providing contracting options that contain a mix of both renewable and nonrenewable solutions.
Colombia
Business Description — We operate in Colombia through AES Chivor, a subsidiary of AES Gener, which owns a hydroelectric plant with an installed capacity of 1,000 MW and Tunjita, a 20 MW run-of-river hydroelectric plant, both located approximately 160 km east of Bogota, as well as Castilla, a 21 MW solar facility. AES Chivor’s installed capacity accounted for approximately 6% of system capacity at the end of 2020. AES Chivor is dependent on hydrological conditions, which influence generation and spot prices of non-contracted generation in Colombia.
AES Chivor's commercial strategy aims to execute contracts with commercial and industrial customers and bid in public tenders, mainly with distribution companies, in order to reduce margin volatility with proper portfolio risk management. The remaining energy generated by our portfolio is sold to the spot market, including ancillary services. Additionally, AES Chivor receives reliability payments for maintaining the plant's availability and generating firm energy during periods of power scarcity, such as adverse hydrological conditions, in order to prevent power shortages.
Key Financial Drivers — Hydrological conditions largely influence Chivor's power generation. Maintaining the appropriate contract level, while maximizing revenue through the sale of excess generation, is key to Chivor's results of operations. In addition to hydrology, financial results are driven by many factors, including, but not limited to:
•forced outages;
•fluctuations of the Colombian peso; and
•spot market prices.
Regulatory Framework and Market Structure — Electricity supply in Colombia is concentrated in one main system, the SIN, which encompasses one-third of Colombia's territory, providing electricity to 97% of the country's population. The SIN's installed capacity, primarily hydroelectric (69%) and thermal (31%), totaled 17,473 MW as of

29 | 2020 Annual Report

December 31, 2020. The marked seasonal variations in Colombia's hydrology result in price volatility in the short-term market. In 2020, 72% of total energy demand was supplied by hydroelectric plants.
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
Development Strategy — AES Colombia is committed to transform into a renewable growth platform by supporting its customers to diversify their energy supply and become more competitive. As part of this commitment, AES Colombia is developing a pipeline of 1.3 GW of solar and wind projects. Five projects (648 MW) of wind energy are located in La Guajira, one of the windiest spots on Earth, and two projects (255 MW) were awarded a 15-year PPA at the last renewable auction. One project (99 MW) of the Wind Cluster has Environmental License and the others are progressing smoothly in their development process. During 2020, AES Colombia was awarded the 61 MW San Fernando Solar project through a 15-year PPA with Ecopetrol and started construction in September. This solar project, along with the 21 MW Castilla project built in 2019 also with a PPA with Ecopetrol, has been fundamental in leading the renewable market in Colombia.
Argentina
Business Description — AES operates plants in Argentina totaling 4,220 MW, representing 10% of the country's total installed capacity. AES owns a diversified generation portfolio in Argentina in terms of geography, technology, and fuel source. AES Argentina's plants are placed in strategic locations within the country in order to provide energy to the spot market and customers, making use of wind, hydro, and thermal plants.
AES primarily sells its energy in the wholesale electricity market where prices are largely regulated. In 2020, approximately 90% of the energy was sold in the wholesale electricity market and 10% was sold under contract sales made by TermoAndes, Vientos Neuquinos, and Vientos Bonaerenses power plants.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•forced outages;
•exposure to fluctuations of the Argentine peso;
•changes in hydrology and wind resources;
•timely collection of FONINVEMEM installments and outstanding receivables (see Regulatory Framework and Market Structure below); and
•natural gas prices and availability for contracted generation at Termoandes.
Regulatory Framework and Market Structure — Argentina has one main power system, the SADI, which serves 96% of the country. As of December 31, 2020, the installed capacity of the SADI totaled 41,991 MW. The SADI's installed capacity is composed primarily of thermoelectric generation (61%) and hydroelectric generation (27%), as well as wind (6%), nuclear (4%), and solar (2%).
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
The Argentine regulatory framework divides the electricity sector into generation, transmission, and distribution. The wholesale electric market is comprised of generation companies, transmission companies, distribution companies, and large customers who are permitted to trade electricity. Generation companies can sell

30 | 2020 Annual Report

their output in the spot market or under PPAs. CAMMESA manages the electricity market and is responsible for dispatch coordination. The Electricity National Regulatory Agency is in charge of regulating public service activities and the Secretariat of Energy regulates system framework and grants concessions or authorizations for sector activities. In Argentina, there is a tolling scheme in which the regulator establishes prices for electricity and defines fuel reference prices. As a result, our businesses are particularly sensitive to changes in regulation.
The Argentine electric market is an "average cost" system. Generators are compensated for fixed costs and non-fuel variable costs, under prices denominated in Argentine pesos. CAMMESA is in charge of providing the natural gas and liquid fuels required by the generation companies, except for coal.
During 2020, the government has maintained prices to the end user, increasing subsidies and the system deficit. By December 2020, distribution companies recovered an average 55% of the total cost of the system.
AES Argentina contributed certain accounts receivable to fund the construction of new power plants under FONINVEMEM agreements. These receivables accrue interest and have been collected in monthly installments over 10 years after commercial operation date of the related plant took place. AES Argentina participated in the construction of three power plants under the FONINVEMEM structure, and in addition to the repayment of the accounts receivable contributed, AES Argentina will receive a pro rata ownership interest in each of these plants once the accounts receivables have been fully repaid. FONINVEMEM I and II installments were fully repaid in the first quarter of 2020 and the ownership interests in Termoeléctrica San Martín and Termoeléctrica Manuel Belgrano power plants are subject to agreement between the government and all generators that participated in the funds. FONINVEMEM III installments, related to Termoeléctrica Guillermo Brown which commenced operations in April 2016, are still being collected. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Long-Term Receivables and Note 7.—Financing Receivables in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further discussion of receivables in Argentina.
In 2019 and 2020, the Argentine peso devalued against the USD by approximately 37% and 29%, respectively, and Argentina’s economy continued to be highly inflationary. Since September 2019, currency controls have been established to govern the devaluation of the Argentine peso and keep Argentine central bank reserves at acceptable levels for the next government of Argentina.
Development Strategy — Currently, 800 MW of renewable greenfield projects are in early and mid stages of development. These projects could be used to participate in future private PPAs or public auctions. In addition, "behind the meter” and off-grid solutions are being developed for the industrial sector (mining), including solar power plants plus BESS.
Brazil
Business Description — AES Brasil (the business formerly branded as AES Tietê) has a portfolio of 12 hydroelectric power plants in the state of São Paulo with total installed capacity of 2,658 MW. These hydroelectric plants operate under a 30-year concession expiring in 2029.
Over the past three years, AES Brasil acquired and developed two solar power complexes in the state of São Paulo, which are fully contracted with 20-year PPAs and together account for 294 MW of installed capacity. AES Brasil represents approximately 12% of the total generation capacity in the state of São Paulo.
AES Brasil also owns Alto Sertão II, a wind complex located in the state of Bahia with an installed capacity of 386 MW and subject to 20-year PPAs expiring between 2033 and 2035, and in December 2020, also acquired the Ventus wind complex located in the State of Rio Grande do Norte with an installed capacity of 187 MW and subject to a 20-year PPA expiring in 2032.
In the second half of 2020, AES acquired an additional 19.8% ownership in AES Brasil. As of December 31, 2020, AES owns 44% of AES Brasil and is the controlling shareholder and manages and consolidates this business. As a result of the transaction, AES has also committed to transition the listing of AES Brasil's shares to the Novo Mercado, a listing segment of the Brazilian stock exchange with the highest standards of corporate governance. The transition to Novo Mercado is expected to occur in the first half of 2021.
In December 2020, AES Brasil entered into an agreement for the acquisition of the MS Wind and Santos Wind Complexes, located in the states of Rio Grande do Norte and Ceará, respectively. The complexes have been

31 | 2020 Annual Report

operational since 2013 with 159 MW of installed capacity, fully sold in the regulated market for 20 years.
AES Brasil aims to contract most of its physical guarantee requirements and sell the remaining portion in the spot market. The commercial strategy is reassessed periodically according to changes in market conditions, hydrology, and other factors. AES Brasil generally sells available energy through medium-term bilateral contracts.
Key Financial Drivers — The electricity market in Brazil is highly dependent on hydroelectric generation, therefore electricity pricing is driven by hydrology. Plant availability is also a significant financial driver as in times of high hydrology, AES is more exposed to the spot market. AES Brasil's financial results are driven by many factors, including, but not limited to:
•hydrology, impacting quantity of energy generated in the MRE (see Regulatory Framework and Market Structure below for further information);
•growth in demand for energy;
•market price risk when re-contracting;
•asset management;
•cost management; and
•ability to execute on its growth strategy.
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
Brazil has installed capacity of 176 GW, composed of hydroelectric (62%), thermoelectric (25%), renewable (12%), and nuclear (1%) sources. Operation is centralized and controlled by the national operator, ONS, and regulated by the Brazilian National Electric Energy Agency ("ANEEL"). The ONS dispatches generators based on their marginal cost of production and on the risk of system rationing. Key variables for the dispatch decision are forecasted hydrological conditions, reservoir levels, electricity demand, fuel prices, and thermal generation availability.
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
A mechanism known as the MRE was created under ONS to share hydrological risk across MRE hydro generators by using a generation scaling factor ("GSF") to adjust generators' physical guarantee during periods of hydrological scarcity. If the hydro plants generate less than the total MRE physical guarantee, the hydro generators may need to purchase energy in the short-term market. When total hydro generation is higher than the total MRE physical guarantee, the surplus is proportionally shared among its participants and they may sell the excess energy on the spot market.
In September 2020, Law 14.052/2020 published by ANEEL was approved by the President, establishing terms for compensation to MRE hydro generators for the incorrect application of the GSF mechanism from 2013 to 2018, which resulted in higher charges assessed to MRE hydro generators by the regulator. Under the law, potential compensation will be in the form of an offer for a concession extension for each hydro generator in exchange for full payment of billed GSF trade payables, the amount of which will be reduced in conjunction with the payment for a concession extension. See Key Trends and Uncertainties—Regulatory in Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.
Development Strategy — AES Brasil's strategy is to grow by adding renewable capacity to its generation platform through acquisition or greenfield projects, to focus on client satisfaction and innovation to offer new products and energy solutions, and to be recognized for excellence in asset management.
In 2020, AES Brasil acquired the Tucano Project, a 582 MW greenfield wind power project in the state of Bahia, for which construction is scheduled to start in 2021 and when completed, will supply long-term PPAs. The first phase (155 MW) will be developed in 2021 through a joint venture with Unipar Carbocloro for a 20-year PPA starting in 2022. The second phase (167 MW) will be 100% developed by AES Brasil in 2021, for a 15-year PPA with Anglo American starting in 2022. AES Brasil is seeking other long-term PPAs to fulfill the remaining 260 MW.

32 | 2020 Annual Report

In March 2020, AES Brasil signed two purchase option agreements for a total installed capacity up to 1,100 MW of Cajuína greenfield wind power project in the state of Rio Grande do Norte, which are being exercised as the company secures long-term PPAs. In August 2020, AES Brasil signed a Shareholder Purchase Agreement ("SPA") for the first phase, Santa Tereza, which has installed capacity of 420 MW. Closing is expected to occur in the first quarter of 2021. A Memorandum of Understanding was signed with Ferbasa for 80 MW energy supply over a period of 20 years, beginning in 2024. The SPA for the second phase, São Ricardo, which has installed capacity of 437 MW, was signed in February 2021. AES Brasil is seeking other long-term PPAs to fulfill the remaining 777 MW in phases 1 and 2.
Under the current terms of the 2018 legal agreement in connection with AES Brasil's concession with the state government, AES Brasil is required to increase its capacity in the state of São Paulo by an additional 81 MW by October 2024.

33 | 2020 Annual Report

MCAC | GENERATION FACILITIES IN THE DOMINICAN REPUBLIC, MEXICO AND PANAMA

Business Overview

Dominican Republic 28%
Installed capacity by market
Mexico 39%
Panama 33%

16 Generation Facilities

3,459 Gross MW

Key Generation Businesses: **Andres-Los Mina, Panama and TEG TEP**

Pet Coke 16%
Coal 8%
Generation Fuel Type
Gas 45%
Renewables 31%

Revenue
(In millions)

$1,766
$1,882
$1,728
2020
2019
2018

Operating Margin
(in millions)

$559
$487
$534
2020
2019
2018

Adjusted PTC [1]
(in millions)

$287
$367
$300
2020
2019
2018

Key events in 2020

- Completed construction on the 50 km Eastern Pipeline project in the Dominican Republic
- Disconnection of the Estrella del Mar I power barge from the grid in Panama
- Signed an agreement to sell Itabo coal-fired power plant and gas turbine in the Dominican Republic

Strategic outlook

- Total backlog of 736 MW
- Complete the sale of Itabo plant
- Advance our LNG infrastructure strategy to support a growing demand for natural gas in Central America and the Caribbean

Under construction

5 Plant

78 MW

Energy Storage 9%
Fuel Type
Solar 91%

Contracted renewable backlog

658 MW

Signed PPAs not yet under construction

Wind 46%
Renewable Type
Solar 54%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

34 | 2020 Annual Report

MCAC SBU
Our MCAC SBU has a portfolio of generation facilities, including renewable energy, in three countries, with a total capacity of 3,459 MW.
Generation — The following table lists our MCAC SBU generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
DPP (Los Mina)	Dominican Republic	Gas	358	85%	1996	2022	Andres, CDEEE, Non-Regulated Users
Andres (1)	Dominican Republic	Gas	319	85%	2003	2022	Ede Norte, Ede Este, Ede Sur, Non-Regulated Users
Itabo (2)	Dominican Republic	Coal	260	43%	2000	2022	Ede Norte, Ede Este, Ede Sur, Non-Regulated Users
Andres ES	Dominican Republic	Energy Storage	10	85%	2017
Los Mina DPP ES	Dominican Republic	Energy Storage	10	85%	2017
Dominican Republic Subtotal			957
Merida III	Mexico	Gas/Diesel	505	75%	2000	2025	Comision Federal de Electricidad
Mesa La Paz (3)	Mexico	Wind	306	50%	2019	2045	Fuentes de Energia Peñoles
Termoelectrica del Golfo (TEG)	Mexico	Pet Coke	275	99%	2007	2027	CEMEX
Termoelectrica del Penoles (TEP)	Mexico	Pet Coke	275	99%	2007	2027	Peñoles
Mexico Subtotal			1,361
Colon (4)	Panama	Gas	381	50%	2018	2028	ENSA, Edemet, Edechi
Bayano	Panama	Hydro	260	49%	1999	2030	ENSA, Edemet, Edechi, Other
Changuinola	Panama	Hydro	223	90%	2011	2030	AES Panama
Chiriqui-Esti	Panama	Hydro	120	49%	2003	2030	ENSA, Edemet, Edechi, Other
Penonome I	Panama	Wind	55	49%	2020	2023	Altenergy
Chiriqui-Los Valles	Panama	Hydro	54	49%	1999	2030	ENSA, Edemet, Edechi, Other
Chiriqui-La Estrella	Panama	Hydro	48	49%	1999	2030	ENSA, Edemet, Edechi, Other
Panama Subtotal			1,141
			3,459
_____________________________
(1)Plant also includes an adjacent regasification facility, as well as a 70 TBTU LNG storage tank.
(2)Entered into an agreement to sell 43% interest in the Itabo facility in June 2020.
(3)Unconsolidated entity, accounted for as an equity affiliate.
(4)Plant also includes an adjacent regasification facility, as well as an 80 TBTU LNG storage tank.
Under construction — The following table lists our plants under construction in the MCAC SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
Bayasol	Dominican Republic	Solar	50	85%	1H 2021
Itabo Energy Storage	Dominican Republic	Energy Storage	7	43%	2H 2021
Dominican Republic Subtotal (1)			57
Pese Solar	Panama	Solar	10	49%	1H 2021
Mayorca Solar	Panama	Solar	10	49%	1H 2021
5B Costa Norte	Panama	Solar	1	100%	1H 2021
Panama Subtotal			21
			78
_____________________________
(1)A second 50 TBTU LNG storage tank is under construction and expected to come on-line in the first half of 2023.

35 | 2020 Annual Report

The following map illustrates the location of our MCAC facilities:
MCAC Businesses

Mesa La Paz;
Termoelectrica del Golfo (TEG);
Termoelectrica del Peñoles (TEP)
Mérida III
Bayasol;
DPP (Los Mina);
Los Mina DPP
ES; Santa Ana III
Itabo
Andres;
Andres ES
Changuinola
Bayano
5B Costa Norte; Colón;
Mayorca; Pesé
Chiriqui – Esti
Chiriqui – Los Valles
Chiriqui – La Estrella

Dominican Republic
Business Description — AES Dominicana consists of three operating subsidiaries: Itabo, Andres, and Los Mina. With a total of 957 MW of installed capacity, AES provides 19% of the country's capacity and supplies approximately 29% of the country's energy demand via these generation facilities. 873 MW is predominantly contracted until 2022 with government-owned distribution companies and large customers.
AES has a strategic partnership with the Estrella and Linda Groups ("Estrella-Linda"), a consortium of two leading Dominican industrial groups that manage a diversified business portfolio.
Itabo is 42.5% owned by AES. Itabo owns and operates two thermal power generation units with a total of 260 MW of installed capacity. On June 29, 2020, AES executed a sale and purchase agreement to sell its entire ownership interest in Itabo. In February 2021, the sale was approved by the Superintendence of Electricity and is expected to close in the first quarter of 2021.
Andres and Los Mina are owned 85% by AES. Andres owns and operates a combined cycle natural gas turbine and an energy storage facility with combined generation capacity of 329 MW, as well as the only LNG import terminal in the country, with 160,000 cubic meters of storage capacity. Los Mina owns and operates a combined cycle with two natural gas turbines and an energy storage facility with combined generation capacity of 368 MW.
AES Dominicana has a long-term LNG purchase contract through 2023 for 33.6 trillion btu/year with a price linked to NYMEX Henry Hub. The LNG contract terms allow delivery to various markets in Latin America. These plants capitalize on the competitively-priced LNG contract by selling power where the market is dominated by fuel oil-based generation. Andres has a long-term contract to sell regasified LNG to industrial users within the Dominican Republic using compression technology to transport it within the country, thereby capturing demand from industrial and commercial customers.

36 | 2020 Annual Report

Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•changes in spot prices due to fluctuations in commodity prices (since fuel is a pass-through cost under the PPAs, any variation in oil prices will impact spot sales for both Andres and Itabo);
•contracting levels and the extent of capacity awarded; and
•growth in domestic natural gas demand, supported by new infrastructure such as the Eastern Pipeline and second LNG tank.
Regulatory Framework and Market Structure — The Dominican Republic energy market is a decentralized industry consisting of generation, transmission, and distribution businesses. Generation companies can earn revenue through short- and long-term PPAs, ancillary services, and a competitive wholesale generation market. All generation, transmission, and distribution companies are subject to and regulated by the General Electricity Law.
Two main agencies are responsible for monitoring compliance with the General Electricity Law:
•The National Energy Commission drafts and coordinates the legal framework and regulatory legislation. They propose and adopt policies and procedures to implement best practices, support the proper functioning and development of the energy sector, and promote investment.
•The Superintendence of Electricity's main responsibilities include monitoring compliance with legal provisions, rules, and technical procedures governing generation, transmission, distribution, and commercialization of electricity. They monitor behavior in the electricity market in order to prevent monopolistic practices.
In addition to the two agencies responsible for monitoring compliance with the General Electricity Law, the Ministry of Industry and Commerce supervises commercial and industrial activities in the Dominican Republic as well as the fuels and natural gas commercialization to end users.
The Dominican Republic has one main interconnected system with 4,921 MW of installed capacity, composed of thermal (75%), hydroelectric (13%), wind (8%), and solar (4%).
Development Strategy — AES will continue to develop the commercialization of natural gas and incorporate partners directly in gas infrastructure projects. AES partnered with Energas in a joint venture which has been operating the 50 km Eastern Pipeline since February 2020. The joint venture is also developing a new LNG facility of 120,000 cubic meters, including additional storage, regasification, and truck loading capacity, for which construction is scheduled to start in 2021. This will allow AES to reach new customers who have converted, or are in the process of converting, to natural gas as a fuel source, and better operational flexibility.
Panama
Business Description — AES owns and operates five hydroelectric plants totaling 705 MW of generation capacity, a natural gas-fired power plant with 381 MW of generation capacity, and a wind farm of 55 MW, which collectively represent 30% of the total installed capacity in Panama. Furthermore, AES operates an LNG regasification facility, a 180,000 cubic meter storage tank, and a truck loading facility which reached commercial operations in December 2020.
The majority of our hydroelectric plants in Panama are based on run-of-the-river technology, with the exception of the 260 MW Bayano plant. Hydrological conditions have an important influence on profitability. Variations in hydrology can result in an excess or a shortfall in energy production relative to our contractual obligations. Hydro generation is generally in a shortfall position during the dry season from January through May, which is offset by thermal generation since its behavior is opposite and complementary to hydro generation.
Our hydro and thermal assets are mainly contracted through medium to long-term PPAs with distribution companies. A small volume of our hydro plants are contracted with unregulated users. Our hydro assets in Panama have PPAs with distribution companies expiring in December 2030 for a total contracted capacity of 383 MW. Our thermal asset in Panama has PPAs with distribution companies for a total contracted capacity of 350 MW expiring in August 2028.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•changes in hydrology, which impacts commodity prices and exposes the business to variability in the cost of replacement power;
•fluctuations in commodity prices, mainly oil and natural gas, which affect the cost of thermal generation and spot prices;

37 | 2020 Annual Report

•constraints imposed by the capacity of transmission lines connecting the west side of the country with the load, keeping surplus power trapped during the rainy season; and
•country demand as GDP growth is expected to remain strong over the short and medium term.
Regulatory Framework and Market Structure — The Panamanian power sector is composed of three distinct operating business units: generation, distribution, and transmission. Generators can enter into short-term and long-term PPAs with distributors or unregulated consumers. In addition, generators can enter into alternative supply contracts with each other. Outside of PPAs, generators may buy and sell energy in the short-term market. Generators can only contract up to their firm capacity.
Three main agencies are responsible for monitoring compliance with the General Electricity Law:
•The National Secretary of Energy in Panama (SNE) has the responsibilities of planning, supervising, and controlling policies of the energy sector within Panama. The SNE proposes laws and regulations to the executive agencies that regulate the procurement of energy and hydrocarbons for the country.
•The regulator of public services, known as the ASEP, is an autonomous agency of the government. ASEP is responsible for the control and oversight of public services, including electricity, the transmission and distribution of natural gas utilities, and the companies that provide such services.
•The National Dispatch Center (CND) implements the economic dispatch of electricity in the wholesale market. The National Dispatch Center's objectives are to minimize the total cost of generation and maintain the reliability and security of the electric power system. Short-term power prices are determined on an hourly basis by the last dispatched generating unit. Physical generation of energy is determined by the National Dispatch Center regardless of contractual arrangements.
Panama's current total installed capacity is 3,854 MW, composed of hydroelectric (47%), thermal (41%), wind (7%), and solar (5%) generation.
Development Strategy — Given our LNG facility’s excess capacity in Panama, the company will develop natural gas supply solutions for third parties such as power generators and industrial and commercial customers. This strategy will support a growing demand for natural gas in the region and will contribute to AES' mission by reducing carbon dioxide emissions as a result of using LNG.
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
Merida is a CCGT located on Mexico's Yucatan Peninsula. Merida sells power to the CFE under a capacity and energy based long-term PPA through 2025. Additionally, the plant purchases natural gas and diesel fuel under a long-term contract with one of the CFE’s subsidiaries, the cost of which is then passed through to the CFE under the terms of the PPA.
Mesa La Paz, a 306 MW wind project developed under a joint venture with Grupo Bal, achieved commercial operations in December 2019. Starting in April 2020, Mesa La Paz sells power under a long-term PPA expiring in 2045.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•fully contracting the companies, providing additional benefits from improved operational performance, including performance incentives and/or excess energy sales; and
•changes in the methodology to calculate spot energy prices or Locational Marginal Prices, which impacts the excess energy sales to the CFE (see Regulatory Framework and Market Structure below) in (i) TEG and TEP under self-supply scheme, and (ii) Mesa La Paz under the New Market Rules.

38 | 2020 Annual Report

Regulatory Framework and Market Structure — Mexico´s main electrical system is called the National Interconnected System (SIN), which geographically covers an area from Puerto Peñasco, Sonora to Cozumel, Quintana Roo. Mexico also has three isolated electrical systems: (1) the Baja California Interconnected System, which is interconnected with the WECC; (2) the Baja California Sur Interconnected System; and (3) the Mulegé Interconnected System, a very small electrical system. All three are isolated from the SIN and from each other. The Mexican power industry comprises the activities of generation, transmission, distribution, and commercialization segments, considering transmission and distribution to be exclusive state services.
In addition to the Ministry of Energy, three main agencies are responsible for regulating the market agents and their activities, monitoring compliance with the Electric Industry Law and the Market Rules, and the surveillance of operational compliance and management of the wholesale electricity market:
•The Energy Regulatory Commission is responsible for the establishment of directives, orders, methodologies, and standards to regulate the electric and fuel markets, as well as granting permits.
•The National Center for Energy Control, as an ISO, is responsible for managing the wholesale electricity market, transmission and distribution infrastructure, planning network developments, guaranteeing open access to network infrastructure, executing competitive mechanisms to cover regulated demand, and setting transmission charges.
•The Electricity Federal Commission (CFE) owns the transmission and distribution grids and is also the country's basic supplier. CFE is the offtaker for IPP generators, and together with its own power units has more than 50% of the current generation market share.
Mexico has an installed capacity totaling 86 GW with a generation mix composed of thermal (65%), hydroelectric (15%), wind (8%), solar (7%), and other fuel sources (5%).
Development Strategy — AES has partnered with Grupo Bal in a joint venture to co-invest in power and related infrastructure projects in Mexico, focusing on renewable and natural gas generation.

39 | 2020 Annual Report

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

40 | 2020 Annual Report

Eurasia SBU
Generation — Our Eurasia SBU has generation facilities in five countries with total operating installed capacity of 2,791 MW. The following table lists our Eurasia SBU generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Maritza	Bulgaria	Coal	690	100%	2011	2026	NEK
St. Nikola	Bulgaria	Wind	156	89%	2010	2025	Electricity Security Fund
Bulgaria Subtotal			846
Delhi ES	India	Energy Storage	10	60%	2019
India Subtotal			10
Amman East (1)	Jordan	Gas	381	37%	2009	2033	National Electric Power Company
IPP4 (1)	Jordan	Heavy Fuel Oil	250	36%	2014	2039	National Electric Power Company
AM Solar	Jordan	Solar	52	36%	2019	2039	National Electric Power Company
Jordan Subtotal			683
Netherlands ES	Netherlands	Energy Storage	10	100%	2015
Netherlands Subtotal			10
Mong Duong 2 (2)	Vietnam	Coal	1,242	51%	2015	2040	EVN
Vietnam Subtotal			1,242
			2,791
_____________________________
(1)Entered into an agreement to sell 26% interest in these businesses in November 2020.
(2)Entered into an agreement to sell our entire interest in the Mong Duong 2 plant in December 2020.

In December 2020, the Company completed the sale of its entire 49% equity interest in the OPGC coal-fired generation facilities in India.

41 | 2020 Annual Report

The following map illustrates the location of our Eurasia facilities:
Eurasia Businesses

Netherlands ES
Maritza; St. Nikola
Delhi ES
Amman East; AM Solar; IPP4
Mong Duong 2

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
On December 31, 2020, AES executed an agreement to sell its entire 51% interest in the Mong Duong 2 plant. The sale is expected to close in late 2021 or early 2022, subject to customary approvals, including from the Government of Vietnam and the minority partners in Mong Duong 2.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to, the operating performance and availability of the facility.
Regulatory Framework and Market Structure — The Ministry of Industry and Trade in Vietnam is primarily responsible for formulating a program to restructure the power industry, developing the electricity market, and promulgating electricity market regulations. The fuel supply is owned by the government through Vinacomin, a state-owned entity, and PetroVietnam.
The Vietnam power market is divided into three regions (North, Central, and South), with total installed capacity of approximately 54 GW. The fuel mix in Vietnam is composed primarily of hydropower at 37% and coal at 36%. EVN, the national utility, owns 53% of installed generation capacity.
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

42 | 2020 Annual Report

plants will not directly participate in the power market; alternatively, a single buyer will bid the tariff on the power pool on their behalf.
Development Strategy — In Vietnam, we continue to advance the development of our Son My LNG terminal project, which has a design capacity of up to 9.6 million metric tonnes per annum, and the Son My 2 CCGT project, which has a capacity of about 2,250 MW. In October 2019, we received formal approval as a government-mandated investor in the Son My LNG terminal project in partnership with PetroVietnam Gas and in October 2020, we signed the term sheet agreement with PetroVietnam Gas for the joint venture agreement. In September 2019, we received formal approval as the government-mandated investor with 100% equity ownership in the Son My 2 CCGT project and executed a statutory memorandum of understanding with Vietnam’s Ministry of Industry and Trade in November 2019 to continue developing the Son My 2 CCGT project under Vietnam’s Build-Operate-Transfer legal framework. The Son My 2 CCGT project will utilize the Son My LNG terminal project and be its anchor customer.
Bulgaria
Business Description — Our AES Maritza plant is a 690 MW lignite fuel thermal power plant. AES Maritza's entire power output is contracted with NEK, the state-owned public electricity supplier, independent energy producer, and trading company. Maritza is contracted under a 15-year PPA that expires in May 2026. AES Maritza has been collecting receivables from NEK in a timely manner since 2016. However, NEK's liquidity position remains subject to political conditions and regulatory changes in Bulgaria.
The DG Comp is reviewing NEK’s PPA with AES Maritza pursuant to the European Union’s state aid rules. AES Maritza believes that its PPA is legal and in compliance with all applicable laws. For additional details see Key Trends and Uncertainties in Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.
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
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•regulatory changes in the Bulgarian power market;
•results of the DG Comp review;
•availability and load factor of the operating units;
•the level of wind resources for St. Nikola;
•spot market price volatility beyond the level of compensation through the Contract for Premium for St. Nikola; and
•NEK's ability to meet the payment terms of the PPA contract with Maritza.
Regulatory Framework and Market Structure — The electricity sector in Bulgaria allows both regulated and competitive segments. In its capacity as the public provider of electricity, NEK acts as a single buyer and seller for all regulated transactions on the market. Electricity outside the regulated market trades on one of the platforms of the Independent Bulgarian Electricity Exchange day-ahead market, intra-day market, or bilateral contracts market. Bulgaria is working with the European Commission on the implementation of a model that allows for a gradual phase-out of regulated energy prices.
Bulgaria’s power sector is supported by a diverse generation mix, universal access to the grid, and numerous cross-border connections with neighboring countries. In addition, it plays an important role in the energy balance in the Balkan region.
Bulgaria has 13 GW of installed capacity enabling the country to meet and exceed domestic demand and export energy. Installed capacity is primarily thermal (45%), hydro (25%), and nuclear (16%).
Environmental Regulation — In 2017, new EU environmental standards were enacted that regulate emissions from the combustion of solid fuels for large combustion plants, known as the Best Available Techniques Reference Document for Large Combustion Plants, which applies to AES Maritza. AES Maritza was granted a derogation with respect to these standards and a formal decision for the preliminary execution of that derogation was made by the Bulgarian environmental authorities in February 2021. A third-party appeal with respect to the derogation has been

43 | 2020 Annual Report

made; however, while such appeal is considered, the preliminary execution of that derogation is in full force and effect.
In December 2019, the EU approved the European Green New Deal, a framework document that sets out how to make Europe climate-neutral by 2050. In response, in October 2020, Bulgaria submitted an updated version of the Integrated Energy and Climate Plan of the Republic of Bulgaria 2021-2030 ("IECP"), with national targets to contribute to the EU decarbonization targets, which does not include specific commitments to phase out coal plants before 2030. The IECP emphasizes the socio-economic importance of the indigenous coal industry in Bulgaria and the potential for indigenous coal to provide resources for electricity generation in the next 60 years while contributing to Bulgaria's energy and national security. There are currently no EU or Bulgarian regulations that limit the ability of AES Maritza to operate.
Jordan
Business Description — In Jordan, AES has a 37% controlling interest in Amman East, a 381 MW oil/gas-fired plant fully contracted with the national utility under a 25-year PPA expiring in 2033, a 36% controlling interest in the IPP4 plant, a 250 MW oil/gas-fired peaker plant fully contracted with the national utility until 2039, and a 36% controlling interest in a 52 MW solar plant fully contracted with the national utility under a 20-year PPA expiring in 2039. We consolidate the results in our operations as we have a controlling interest in these businesses.
On November 10, 2020, AES executed a sale and purchase agreement to sell approximately 26% effective ownership interest in both the Amman East and IPP4 plants. The sale is expected to close in the first half of 2021 subject to customary approvals, including lender consents.
Regulatory Framework and Market Structure — The Jordan electricity transmission market is a single-buyer model with the state-owned National Electric Power Company ("NEPCO") responsible for transmission. NEPCO generally enters into long-term PPAs with IPPs to fulfill energy procurement requests from distribution utilities. The sector is prioritizing renewable energy development, with 2,400 MW of renewable energy installed capacity expected by the end of 2021, 2,129 MW of which is already connected to the grid.
India
Development Strategy — India is a high-growth market for renewables and battery energy storage. AES owns and operates a test 10 MW BESS in Delhi city, located inside a substation of Tata Power Delhi Distribution Limited ("TPDDL"). The BESS is integrated with the TPDDL distribution system and provides various frequency regulation services. Discussions of the commercial opportunities with TPDDL are ongoing. Leveraging the Delhi BESS experience, we are approaching similar use case opportunities with other customers in India.

44 | 2020 Annual Report

Other Investments

EQUITY AFFILIATES AND INVESTMENTS REPORTED AS PART OF CORPORATE AND OTHER

aes

Investing in innovative technologies

Key investments:

FLUENCE
A Siemens and AES Company

uplight™

5B

Fluence Energy Storage To-Date

1,839
604
2,443 MW
Awarded MW
Delivered MW

Key events in 2020

- Fluence secured an additional $125 million investment
- Fluence delivered or was awarded nearly 1 GW energy storage in 2020
- Strategic investment in 5B, a solar technology innovator

Strategic outlook

- Fluence renewables backlog of more than 1.5 GW
- Growth in Uplight customer base
- Utilize 5B's technology in select projects across our development pipeline
- Continue to leverage digital capabilities to drive value

Other Investments
Fluence and Uplight are unconsolidated entities and their results are reported as Net equity in earnings of affiliates on our Consolidated Statements of Operations. 5B is a cost method investment and AES will record income only when it receives dividends from 5B.
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
In December 2020, Fluence entered into an agreement with the QIA whereby QIA will invest $125 million in Fluence. Following the completion of the transaction, which is expected in the second quarter of 2021, AES and Siemens are expected to each own approximately 44% of Fluence.
Key Financial Drivers — Fluence's financial results are driven by the growth in its product revenue and an efficient cost structure that is expected to benefit from increased scale. Fluence’s pipeline of potential projects is global, with approximately 50% being located outside the U.S.
Regulatory Framework and Market Structure — The grid-connected energy storage sector is expanding rapidly with over 5 GW of projects publicly announced in 2020. By incorporating energy storage across the electric power network, utilities and communities around the world will optimize their infrastructure investments, increase network flexibility and resiliency, and accelerate cost-effective integration of renewable electricity generation. Fluence is positioned to be a leading participant in this growth, accounting for approximately 15% of the storage market across their target markets in 2020.

45 | 2020 Annual Report

Uplight
Business Description — The Company holds an equity interest in Uplight as part of its digitization and growth strategy. Uplight offers a comprehensive digital platform for utility customer engagement. Uplight provides software and services to approximately 80 of the world’s leading electric and gas utilities, principally in the U.S., with the mission of motivating and enabling energy users and providers to transition to a clean energy ecosystem. Uplight's solutions form a unified, end-to-end customer energy experience system that delivers innovative energy efficiency, demand response, and clean energy solutions quickly. Utility and energy company leaders rely on Uplight and its customer-focused digital energy experiences to improve customer satisfaction, reduce service costs, increase revenue, and reduce carbon emissions.
Key Financial Drivers — Uplight's financial results are driven by the rate of growth of new customers and the extension of additional services to existing customers. Revenue growth primarily drives its financial results, given the relative significance of fixed operating costs.
Development Strategy — AES' collaboration with Uplight is designed to create value for Uplight, AES and their respective customers. IPL and DP&L have implemented Uplight's consumer engagement solutions in support of energy efficiency and demand response programs. AES and Uplight are now working together to develop mobile-enabled engagement, e-mobility and advanced consumer and industrial offerings, with plans for future deployment of the Uplight platform in Latin America.
5B
Business Description — The Company made a strategic investment in 5B, a solar technology innovator with the mission to accelerate the transformation of the world to a clean energy future. 5B's technology design enables solar projects to be installed up to three times faster, while allowing for up to two times more energy within the same footprint as traditional plants.
Key Financial Drivers — 5B is a cost method investment and AES will record income only when it receives dividends from 5B. 5B is in the beginning of its growth mode and is expanding its ecosystem for global reach.
Development Strategy — In addition to a large global market for third party projects, we believe there is an addressable market of nearly 5 GW across our development pipeline. AES expects to utilize this technology in conjunction with ongoing automation and digital initiatives to speed up delivery time and lower costs. 5B technology has been deployed at a 2 MW AES project in Panama and is expected to be deployed at a portion of the 180 MW Andes Solar 2b project to be constructed in Chile.
Environmental and Land-Use Regulations
The Company faces certain risks and uncertainties related to numerous environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion residuals), and certain air emissions, such as SO2, NOX, particulate matter, mercury, and other hazardous air pollutants. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries, and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our operations are subject to significant government regulation and could be adversely affected by changes in the law or regulatory schemes; Several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR; Our businesses are subject to stringent environmental laws, rules and regulations; and Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses in this Form 10-K. For a discussion of the laws and regulations of individual countries within each SBU where our subsidiaries operate, see discussion within Item 1.—Business of this Form 10-K under the applicable SBUs.
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

46 | 2020 Annual Report

control devices such as flue gas desulphurization for SO2 emissions and selective catalytic reduction for NOx emissions.
Environmental laws and regulations affecting electric power generation and distribution facilities are complex, change frequently, and have become more stringent over time. The Company has incurred and will continue to incur capital costs and other expenditures to comply with these environmental laws and regulations. The Company may be required to make significant capital or other expenditures to comply with these regulations. There can be no assurance that the businesses operated by the subsidiaries of the Company will be able to recover any of these compliance costs from their counterparties or customers such that the Company's consolidated results of operations, financial condition, and cash flows would not be materially affected.
Various licenses, permits, and approvals are required for our operations. Failure to comply with permits or approvals, or with environmental laws, can result in fines, penalties, capital expenditures, interruptions, or changes to our operations. Certain subsidiaries of the Company are subject to litigation or regulatory action relating to environmental permits or approvals. See Item 3.—Legal Proceedings in this Form 10-K for more detail with respect to environmental litigation and regulatory action.
United States Environmental and Land-Use Legislation and Regulations
In the United States, the CAA and various state laws and regulations regulate emissions of air pollutants, including SO2, NOX, particulate matter, GHGs, mercury, and other hazardous air pollutants. Certain applicable rules are discussed in further detail below.
CSAPR — CSAPR addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. The CSAPR required significant reductions in SO2 and NOX emissions from power plants in many states in which subsidiaries of the Company operate. The Company is required to comply with the CSAPR in several states, including Ohio, Indiana, and Maryland. The CSAPR is implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the EPA. The Company complies with CSAPR through operation of existing controls and purchases of allowances on the open market, as needed.
On October 26, 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS ("CSAPR Update Rule"). The CSAPR Update Rule finds that NOX ozone season emissions in 22 states (including Indiana, Maryland, and Ohio) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and, accordingly, the EPA issued federal implementation plans that both updated existing CSAPR NOX ozone season emission budgets for electric generating units within these states and implemented these budgets through modifications to the CSAPR NOX ozone season allowance trading program. Implementation started in the 2017 ozone season (May-September 2017). Affected facilities began to receive fewer ozone season NOX allowances in 2017, resulting in the need to purchase additional allowances. Additionally, on September 13, 2019, the D.C. Circuit remanded a portion of the CSAPR Update Rule to the EPA. On October 30, 2020, the EPA issued a proposed rule addressing 21 states’ (including Maryland and Indiana) outstanding “good neighbor” obligations with respect of the 2008 ozone NAAQS. The proposed rule could result in affected facilities receiving fewer ozone season NOX allowances as soon as the 2021 ozone season. While the Company's additional CSAPR compliance costs to date have been immaterial, the future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time, but it could be material if certain facilities will need to purchase additional allowances based on reduced allocations.
New Source Review ("NSR") — The NSR requirements under the CAA impose certain requirements on major emission sources, such as electric generating stations, if changes are made to the sources that result in a significant increase in air emissions. Certain projects, including power plant modifications, are excluded from these NSR requirements, if they meet the routine maintenance, repair and replacement ("RMRR") exclusion of the CAA. There is ongoing uncertainty, and significant litigation, regarding which projects fall within the RMRR exclusion. Over the past several years, the EPA has filed suits against coal-fired power plant owners and issued NOVs to a number of power plant owners alleging NSR violations. See Item 3.—Legal Proceedings in this Form 10-K for more detail with respect to environmental litigation and regulatory action, including an NOV issued by the EPA against IPL concerning NSR and prevention of significant deterioration issues under the CAA.
If NSR requirements are imposed on any of the power plants owned by the Company's subsidiaries, the results could have a material adverse impact on the Company's business, financial condition, and results of operations.

47 | 2020 Annual Report

Regional Haze Rule — The EPA's "Regional Haze Rule" is intended to reduce haze and protect visibility in designated federal areas, and sets guidelines for determining the best available retrofit technology ("BART") at affected plants and how to demonstrate "reasonable progress" toward eliminating man-made haze by 2064. The Regional Haze Rule required states to consider five factors when establishing BART for sources, including the availability of emission controls, the cost of the controls, and the effect of reducing emission on visibility in Class I areas (including wilderness areas, national parks, and similar areas). The statute would require compliance within five years after the EPA approves the relevant SIP or issues a federal implementation plan, although individual states may impose more stringent compliance schedules. In September 2017, the EPA published a final rule affirming the continued validity of the EPA's previous determination allowing states to rely on the CSAPR to satisfy BART requirements. All of the Company’s facilities that are subject to BART comply by meeting the requirements of CSAPR.
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
NAAQS — Under the CAA, the EPA sets NAAQS for six principal pollutants considered harmful to public health and the environment, including ozone, particulate matter, NOX, and SO2, which result from coal combustion. Areas meeting the NAAQS are designated "attainment areas" while those that do not meet the NAAQS are considered "nonattainment areas." Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS, which may include imposing operating limits on individual plants. The EPA is required to review NAAQS at five-year intervals.
Based on the current and potential future ambient air standards, certain of the states in which the Company's subsidiaries operate have determined or will be required to determine whether certain areas within such states meet the NAAQS. Some of these states may be required to modify their State Implementation Plans to detail how the states will attain or maintain their attainment status. As part of this process, it is possible that the applicable state environmental regulatory agency or the EPA may require reductions of emissions from our generating stations to reach attainment status for ozone, fine particulate matter, NOX, or SO2. The compliance costs of the Company's U.S. subsidiaries could be material.
Beginning January 1, 2017, IPL Petersburg has been required to meet reduced SO2 limits established in a final rule published by IDEM in 2015 in accordance with a new one-hour SO2 NAAQS of 75 parts per billion. Improvements to the existing flue gas desulfurization systems at IPL’s Petersburg station were required to meet the emission limits imposed by the rule. The IURC approved IPL’s request for NAAQS SO2 compliance at its Petersburg generation station with 80% of qualifying costs recovered through a rate adjustment mechanism and the remainder recorded as a regulatory asset for recovery in a subsequent rate case. The approved capital cost of the NAAQS SO2 compliance plan is approximately $29 million. On August 17, 2020, the EPA approved the reduced SO2 limits as part of a revised Indiana State Implementation Plan concluding that Indiana has appropriately demonstrated that the plan provides for attainment of the 2010 SO2 NAAQS.
Greenhouse Gas Emissions — In January 2011, the EPA began regulating GHG emissions from certain stationary sources, including a pre-construction permitting program for certain new construction or major modifications, known as the PSD. If future modifications to our U.S.-based businesses' sources become subject to PSD for other pollutants, it may trigger GHG BACT requirements and the cost of compliance with such requirements may be material.
On October 23, 2015, the EPA's rule establishing NSPS for new electric generating units became effective, establishing CO2 emissions standards for newly constructed coal-fueled electric generating plants, which reflects the partial capture and storage of CO2 emissions from the plants. The EPA also promulgated NSPS applicable to modified and reconstructed electric generating units, which will serve as a floor for future BACT determinations for such units. The NSPS could have an impact on the Company's plans to construct and/or modify or reconstruct electric generating units in some locations. On December 20, 2018, the EPA published proposed revisions to the final NSPS for new, modified, and reconstructed coal-fired electric utility steam generating units proposing that the best system of emissions reduction for these units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and sub-critical steam conditions for smaller units, and not partial carbon capture and sequestration, as was finalized in the 2015 final NSPS. The EPA did not include revisions for natural-gas combined cycle or simple cycle units in the December 20, 2018 proposal. Challenges to the GHG NSPS

48 | 2020 Annual Report

are being held in abeyance at this time.
On August 31, 2018, the EPA published in the Federal Register proposed Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units, known as the Affordable Clean Energy (ACE) Rule. On July 8, 2019, the EPA published the final ACE Rule along with associated revisions to implementing regulations. The final ACE Rule established CO2 emission rules for existing power plants under CAA Section 111(d) and replaced the EPA's 2015 Clean Power Plan Rule (CPP). In accordance with the ACE Rule, the EPA determined that heat rate improvement measures are the best system of emissions reductions for existing coal-fired electric generating units. The final rule requires states, including Indiana and Maryland, develop a State Plan to establish CO2 emission limits for designated facilities, including IPL Petersburg's and AES Warrior Run's coal-fired electric generating units. States have three years to develop their plans under the rule. On February 19, 2020, Indiana published a First Notice for the Indiana ACE Rule indicating that IDEM intends to determine the best system of emissions reductions and CO2 standards for affected units. Impacts remain largely uncertain because Indiana's State Plan has not yet been developed. On January 19, 2021, the D.C. Circuit vacated and remanded to the EPA the ACE Rule, although the parties have an opportunity to request a rehearing at the D.C. Circuit or seek a review of the decision by the U.S. Supreme Court. The impact of this decision remains uncertain.
On November 4, 2020, the U.S. withdrawal from the Paris Agreement became effective. However, on January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement effective February 19, 2021. As such, there is some uncertainty with respect to the impact of GHG rules on IPL. The GHG BACT requirements will not apply at least until we construct a new major source or make a major modification of an existing major source, and the NSPS will not require us to comply with an emissions standard until we construct a new electric generating unit. We do not have any planned major modifications of an existing source or plans to construct a new major source at this time which are expected to be subject to these regulations. Furthermore, the EPA, states, and other utilities are still evaluating potential impacts of the GHG regulations in our industry. In light of these uncertainties, we cannot predict the impact of the EPA’s current and future GHG regulations on our consolidated results of operations, cash flows, and financial condition, but it could be material.
Due to the future uncertainty of these regulations and associated litigation, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the cost to comply with the ACE Rule, should it be upheld and implemented in its current or a substantially similar form, could be material. The GHG NSPS remains in effect at this time, and, absent further action from the EPA that rescinds or substantively revises the NSPS, it could impact any Company plans to construct and/or modify or reconstruct electric generating units in some locations, which may have a material impact on our business, financial condition, or results of operations.
Cooling Water Intake — The Company's facilities are subject to a variety of rules governing water use and discharge. In particular, the Company's U.S. facilities are subject to the CWA Section 316(b) rule issued by the EPA that seeks to protect fish and other aquatic organisms by requiring existing steam electric generating facilities to utilize the best technology available ("BTA") for cooling water intake structures. On August 15, 2014, the EPA published its final standards based on CWA Section 316(b) which require certain subject facilities to choose among seven BTA options to reduce fish impingement. In addition, certain facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, are required to reduce entrainment of aquatic organisms. It is possible that this decision-making process, which includes permitting and public input, could result in the need to install closed-cycle cooling systems (closed-cycle cooling towers), or other technology. Finally, the standards require that new units added to an existing facility to increase generation capacity are required to reduce both impingement and entrainment. It is not yet possible to predict the total impacts of this final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material.
AES Southland's current plan is to comply with the SWRCB OTC Policy by shutting down and permanently retiring all existing generating units at AES Alamitos, AES Huntington Beach, and AES Redondo Beach that utilize OTC by the compliance dates included in the OTC Policy. New air-cooled combined cycle gas turbine generators and battery energy storage systems will be constructed at the AES Alamitos and AES Huntington Beach generating stations, and there is currently no plan to replace the OTC generating units at the AES Redondo Beach generating station. The execution of the implementation plan for compliance with the SWRCB's OTC Policy is entirely dependent on the Company's ability to execute on long-term PPAs to support project financing of the replacement generating units at AES Alamitos and AES Huntington Beach. The SWRCB reviews the implementation plan and latest information on OTC generating unit retirement dates and new generation availability to evaluate the impact on electrical system reliability and OTC compliance dates for specific units.

49 | 2020 Annual Report

The Company’s California subsidiaries have signed 20-year term PPAs with Southern California Edison for the new generating capacity, which have been approved by the California Public Utilities Commission. Construction of new generating capacity began in June 2017 at AES Huntington Beach and July 2017 at AES Alamitos. The new air-cooled combined cycle gas turbine generators were constructed at the AES Alamitos and AES Huntington Beach generating stations. Certain OTC units were required to be retired in 2019 to provide interconnection capacity and/or emissions credits prior to startup of the new generating units, and the remaining AES OTC generating units in California will be shutdown and permanently retired by the OTC Policy compliance dates for these units. On January 23, 2020, the Statewide Advisory Committee on Cooling Water Intake Structures adopted a recommendation to present to the SWRCB to extend the OTC compliance dates for AES Huntington Beach and AES Alamitos until December 31, 2023 and AES Redondo Beach until December 31, 2021. On September 1, 2020, in response to a request by the state’s energy, utility, and grid operators and regulators, the SWRCB approved amendments to its OTC Policy. The SWRCB OTC Policy previously required the shutdown and permanent retirement of all remaining OTC generating units at AES Alamitos, AES Huntington Beach, and AES Redondo Beach by December 31, 2020. The amendment extends the deadline for shutdown and retirement of AES Alamitos and AES Huntington Beach’s remaining OTC generating units to December 31, 2023 and extends the deadline for shutdown and retirement of AES Redondo Beach’s remaining OTC generating units to December 31, 2021 (the “AES Redondo Beach Extension”). In October 2020, the cities of Redondo Beach and Hermosa Beach filed a state court lawsuit challenging the AES Redondo Beach Extension. The outcome of the lawsuit is unclear. The respective facilities’ NPDES permits have been revised to allow the remaining OTC generating units at AES Alamitos, AES Huntington Beach, and AES Redondo Beach to continue operation beyond December 31, 2020 and in accordance with the amended OTC Policy.
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
Water Discharges — On June 29, 2015, the EPA and the U.S. Army Corps of Engineers ("the agencies") published a final rule defining federal jurisdiction over waters of the U.S. This rule, which initially became effective on August 28, 2015, could expand or otherwise change the number and types of waters or features subject to federal permitting. However, the agencies engaged in a two-step process to repeal the 2015 "Waters of the U.S." rule and replace it with a newly promulgated rule called the "Navigable Waters Protection" rule. The agencies completed the first step on October 22, 2019 by publishing the final rule repealing the 2015 “Waters of the U.S.” rule. In step two, the agencies issued a revised definition of waters of the U.S. on December 11, 2018 and released the prepublication version of the final "Navigable Waters Protection" rule on April 21, 2020. It is too early to determine whether the newly promulgated "Navigable Waters Protection" rule may have a material impact on our business, financial condition, or results of operations.
Certain of the Company's U.S.-based businesses are subject to NPDES permits that regulate specific industrial waste water and storm water discharges to the waters of the U.S. under the CWA. On August 28, 2012, the IDEM issued NPDES permits that set new water quality-based effluent discharge limits for the IPL Harding Street and Petersburg facilities with full compliance ultimately required by September 29, 2017. The deadline for Petersburg to commission a portion of the treatment system was subsequently extended to April 11, 2018.
On November 3, 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash and more stringent effluent limitations for flue gas desulfurization wastewater. The required compliance timelines for existing sources was to be established between November 1, 2018 and December 31, 2023. On September 18, 2017, the EPA published a final rule delaying certain compliance dates of the ELG rule for two years while it administratively reconsiders the rule. IPL Petersburg has installed a dry bottom ash handling system in response to the CCR rule and wastewater treatment systems in response to the NPDES permits in advance of the ELG compliance date. Other U.S. businesses already include dry handling of fly ash and bottom ash and do not generate flue gas desulfurization wastewater. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of the

50 | 2020 Annual Report

EPA's 2015 ELG Rule related to legacy wastewaters and combustions residual leachate. On October 13, 2020, the EPA published final revisions to the 2015 ELG Rule related to flue gas desulfurization wastewater and bottom ash transport water, but did not address the portions of the ELG rule that were remanded by the U.S. Court of Appeals for the Fifth Circuit. Petitions have been filed for judicial review of the final revisions. It is too early to determine whether the outcome of the decision or current or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.
On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a CWA permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source, such as groundwater. The Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. On December 10, 2020, the EPA published a Notice of Availability of draft guidance memorandum addressing how the Supreme Court’s decision applies to NPDES permits. We are reviewing this decision and the EPA's draft guidance and it is too early to determine whether this decision may have a material impact on our business, financial condition, or results of operations.
Selenium Rule — In June 2016, the EPA published the final national chronic aquatic life criterion for the pollutant selenium in fresh water. NPDES permits may be updated to include selenium water quality-based effluent limits based on a site-specific evaluation process, which includes determining if there is a reasonable potential to exceed the revised final selenium water quality standards for the specific receiving water body utilizing actual and/or project discharge information for the generating facilities. As a result, it is not yet possible to predict the total impacts of this final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material. IPL would seek recovery of these capital expenditures; however, there is no guarantee it would be successful in this regard.
Waste Management — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements, and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act ("WIN Act") was signed into law. This includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. If this rule is finalized before Indiana or Puerto Rico establishes a state-level CCR permit program, AES CCR units in those locations could eventually be required to apply for a federal CCR permit from EPA. The EPA has indicated that it will implement a phased approach to amending the CCR Rule. On November 12, 2020, the EPA published its final Part B Rule, and indicated that it would address the issue of beneficial use of CCR for closure of ash ponds that are subject to forced closure in a separate and future rulemaking. This future rulemaking could impact IPL Petersburg plant’s ability to use CCR for closure of ash ponds. On August 28, 2020, the EPA published final amendments to the CCR Rule titled "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," which amends certain regulatory provisions that govern CCR.
The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data, or the outcome of CCR-related litigation could have a material impact on our business, financial condition, and results of operations. IPL would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard.
On January 2, 2020, Puerto Rico Senate Bill 1221 was signed by the Puerto Rico Governor into law and became effective as Act 5-2020. Act 5-2020 prohibits the disposal and unencapsulated beneficial use of CCR, places restrictions on storage of CCR in Puerto Rico, and requires the Puerto Rico Department of Natural and Environmental Resources to develop implementation regulations. As such, it is not yet possible to determine whether this might have a material impact on our business, financial condition, and results of operations.
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

51 | 2020 Annual Report

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
Biden Administration Actions Affecting Environmental Regulations — On January 20, 2021, President Biden issued an Executive Order ("EO") titled “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” directing agencies to, among other tasks, review regulations issued under the prior Administration to determine whether they should be suspended, revoked, or revised. As provided for by the EO, the EPA submitted a letter to the DOJ seeking to obtain abeyances or stays of proceedings in pending litigation that seeks review of regulations promulgated during the Trump Administration. The Biden Administration also issued a Memorandum titled “Regulatory Freeze Pending Review” directing agencies to refrain from proposing or issuing any rules until the Biden Administration has reviewed and approved those rules. These actions may have an impact on regulations that may affect our business, financial condition, or results of operations.
International Environmental Regulations
For a discussion of the material environmental regulations applicable to the Company's businesses located outside of the U.S., see Environmental Regulation under the discussion of the various countries in which the Company's subsidiaries operate in Item 1.—Business, under the applicable SBUs.
Customers
We sell to a wide variety of customers. No individual customer accounted for 10% or more of our 2020 total revenue. In our generation business, we own and/or operate power plants to generate and sell power to wholesale customers such as utilities and other intermediaries. Our utilities sell to end-user customers in the residential, commercial, industrial, and governmental sectors in a defined service area.
Human Capital Management
At AES, our people are instrumental to helping us meet the world’s energy needs. Supporting our people is a foundational value for AES. All of our actions are grounded in the shared values that shape AES’ culture: Safety First, Highest Standards, and All Together. The AES Corporation is led and managed by our Chief Executive Officer and the Executive Leadership Team with the guidance and oversight of our Board of Directors.
As of December 31, 2020, the Company and its subsidiaries had approximately 8,200 full time/permanent employees. The following chart lists our full time/permanent employees by SBU:
_____________________________
* On January 4, 2021, the merger of sPower as part of AES Clean Energy was completed and approximately 200 additional full time/permanent employees joined AES Clean Energy as part of the US and Utilities SBU.
As of December 31, 2020, approximately 45% of our U.S. employees were subject to collective bargaining agreements. Collective bargaining agreements between us and these labor unions expire at various dates ranging from 2021 to 2023. In addition, certain employees in non-U.S. locations were subject to collective bargaining

52 | 2020 Annual Report

agreements, representing approximately 65% of the non-U.S. workforce. Management believes that the Company's employee relations are favorable.
Safety
At AES, safety is one of our core values. Conducting safe operations at our facilities around the world, so that each person can return home safely, is the cornerstone of our daily activities and decisions. Safety efforts are led by our Chief Operating Officer and supported by safety committees that operate at the local site level. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety.
AES has established a Safety Management System (“SMS”) Global Safety Standard that applies to all AES employees, as well as contractors working in AES facilities and construction projects. The SMS requires continuous safety performance monitoring, risk assessment, and performance of periodic integrated environmental, health, and safety audits. The SMS provides a consistent framework for all AES operational businesses and construction projects to set expectations for risk identification and reduction, measure performance, and drive continuous improvements. The SMS standard is consistent with the OHSAS 18001/ISO 45001 standard, and during 2020 approximately 62% of our locations have elected to formally certify their SMS to the OHSAS 18001/ISO 45001 international standard. AES calculates lost time incident (“LTI”) rates for our employees and contractors based on OSHA standards, based on 200,000 labor hours, which equates to 100 workers who work 40 hours per week and 50 weeks per year. In 2020, there was a 37% decrease in LTI cases. In 2020, AES’ LTI Rate was 0.084 for AES People, 0.046 for operational contractors, and 0.069 for construction contractors. In 2020, the Company had one work-related fatality.
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate. This includes having employees work from home to the extent they were able, while implementing additional safety measures for employees continuing critical on-site work.
Talent
We believe AES’ success depends on its ability to attract, develop, and retain key personnel. The skills, experience, and industry knowledge of key employees significantly benefit our operations and performance. We have a comprehensive approach to managing our talent and developing our leaders in order to ensure our people have the right skills for today and tomorrow, whether that requires us to build new business models or leverage leading technologies.
We emphasize employee development and training. To empower employees, we provide a range of development programs and opportunities, skills, and resources they need to be successful by focusing on experience and exposure, as well as formal programs including our ACE Academy for Talent Development and our Trainee Program.
At AES, we believe that our individual differences make us stronger. Our Diversity and Inclusion Program is led by our Diversity and Inclusion Officer. Governance and standards are guided by the Chief Human Resources Officer, with input from members of the Executive Leadership Team.
Compensation
AES’ executive compensation philosophy emphasizes pay-for-performance. Our incentive plans are designed to reward strong performance, with greater compensation paid when performance exceeds expectations and less compensation paid when performance falls below expectations. We invest significant time and resources to ensure our compensation programs are competitive and reward the performance of our people. Every year, AES people who are not part of a collective bargaining agreement are eligible for an annual merit-based salary increase. In addition, individuals are eligible for a salary increase if they receive a significant promotion. For non-collectively bargained employees at certain levels in the organization, we offer annual incentives (bonus) and long-term compensation to reinforce the alignment between AES' employees and AES.

53 | 2020 Annual Report

Executive Officers
The following individuals are our executive officers:
Bernerd Da Santos, 57 years old, has served as Executive Vice President and Chief Operating Officer since December 2017. Previously, Mr. Da Santos held several positions at AES, including Chief Operating Officer and Senior Vice President from 2014 to 2017, Chief Financial Officer, Global Finance Operations from 2012 to 2014, Chief Financial Officer of Global Utilities from 2011 to 2012, Chief Financial Officer of Latin America and Africa from 2009 to 2011, Chief Financial Officer of Latin America from 2007 to 2009, Managing Director of Finance for Latin America from 2005 to 2007, and VP and Controller of La Electricidad de Caracas ("EDC") (Venezuela). Prior to joining AES in 2000, Mr. Da Santos held a number of financial leadership positions at EDC. Mr. Da Santos is a member of the boards of AES Gener, Companhia Brasiliana de Energia, AES Tietê Energia, Compañia de Alumbrado Electrico de San Salvador, Empresa Electrica de Oriente, Compañia de Alumbrado Electrico de Santa Ana, Indianapolis Power & Light, IPALCO, AES Distributed Energy, and AES Mong Duong Power Company Limited. Mr. Da Santos holds a bachelor's degree with Cum Laude distinction in Business Administration and Public Administration from Universidad José Maria Vargas, a bachelor's degree with Cum Laude distinction in Business Management and Finance, and an MBA with Cum Laude distinction from Universidad José Maria Vargas.
Paul L. Freedman, 50 years old, has served as Executive Vice President, General Counsel and Corporate Secretary since February 2021. Prior to assuming his current position, Mr. Freedman was Senior Vice President and General Counsel from February 2018, Corporate Secretary from October 2018, Chief of Staff to the Chief Executive Officer from April 2016 to February 2018, Assistant General Counsel from 2014 to 2016, General Counsel, North America Generation, from 2011 to 2014, Senior Corporate Counsel from 2010 to 2011, and Counsel 2007 to 2010. Mr. Freedman is a member of the Boards of IPALCO, AES U.S. Investments, DP&L, the Business Council for International Understanding, and the Coalition for Integrity. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center.
Andrés R. Gluski, 63 years old, has been President, Chief Executive Officer and a member of our Board of Directors since September 2011 and is a member of the Innovation and Technology Committee. Prior to assuming his current position, Mr. Gluski served as Executive Vice President and Chief Operating Officer of the Company since March 2007. Prior to becoming the Chief Operating Officer of AES, Mr. Gluski was Executive Vice President and the Regional President of Latin America from 2006 to 2007. Mr. Gluski was Senior Vice President for the Caribbean and Central America from 2003 to 2006, Chief Executive Officer of EDC from 2002 to 2003 and Chief Executive Officer of AES Gener (Chile) in 2001. Prior to joining AES in 2000, Mr. Gluski was Executive Vice President and Chief Financial Officer of EDC, Executive Vice President of Banco de Venezuela (Grupo Santander), Vice President for Santander Investment, and Executive Vice President and Chief Financial Officer of CANTV (subsidiary of GTE). Mr. Gluski has also worked with the International Monetary Fund in the Treasury and Latin American Departments and served as Director General of the Ministry of Finance of Venezuela. From 2013 to 2016, Mr. Gluski served on President Obama's Export Council. Mr. Gluski is a member of the Board of Waste Management and Fluence. Mr. Gluski is also Chairman of the Americas Society/Council of the Americas. Mr. Gluski is a magna cum laude graduate of Wake Forest University and holds an M.A. and a Ph.D. in Economics from the University of Virginia.
Lisa Krueger, 57 years old, has served as Executive Vice President and President, US and Utilities SBU since February 2021. Prior to assuming her current position, Ms. Krueger was Senior Vice President and President of the US and Utilities SBU from September 2018. Prior to joining AES, Ms. Krueger served as an energy consultant from July 2017 to August 2018, Chief Commercial Officer of Cogentrix Energy Power Management, LLC, the portfolio management company of Carlyle Power Partners, from January 2017 to June 2017, and President and Chief Executive Officer of Essential Power, LLC from March 2014 to June 2017. Ms. Krueger also served as Vice President, Sustainable Development of First Solar, one of the world’s largest photovoltaic manufacturers and system integrators, where she led the development and implementation of various domestic and internal strategic plans focused on market and business development and served as the President of First Solar Electric. Prior to First Solar, Ms. Krueger held a variety of executive level positions with Dynegy, Inc., including Vice President, Enterprise Risk Control, Vice President, Northeast Commercial Operations, Vice President, Origination and Retail Operations, and Vice President, Environmental, Health & Safety. Ms. Krueger is the Executive Chair of the Boards of IPALCO, Indianapolis Power & Light and Dayton Power & Light and Chair of the Board of AES Southland Energy, AES Clean Energy and AES U.S. Investments. She also held a variety of leadership roles at Illinois Power, including positions

54 | 2020 Annual Report

in transmission planning and system operations, generation planning and system operations, and environmental, health & safety. Ms. Krueger has a Bachelor of Science degree in Chemical Engineering from the Missouri University of Science and Technology and an MBA from the Jones Graduate School of Business at Rice University.
Tish Mendoza, 45 years old, has served as Executive Vice President and Chief Human Resources Officer since February 2021. Prior to assuming her current position, Ms. Mendoza was Senior Vice President, Global Human Resources and Internal Communications and Chief Human Resources Officer from 2015, Vice President of Human Resources, Global Utilities from 2011 to 2012 and Vice President of Global Compensation, Benefits and HRIS, including Executive Compensation, from 2008 to 2011, and acted in the same capacity as the Director of the function from 2006 to 2008. Ms. Mendoza is a member of the boards of AES Chivor S.A., DP&L, AES Distributed Energy, and Uplight and sits on AES' compensation and benefits committees. Prior to joining AES, Ms. Mendoza was Vice President of Human Resources for a product company in the Treasury Services division of JP Morgan Chase and Vice President of Human Resources and Compensation and Benefits at Vastera, Inc, a former technology and managed services company. Ms. Mendoza earned certificates in Leadership and Human Resource Management, and a bachelor's degree in Business Administration and Human Resources.
Gustavo Pimenta, 42 years old, has served as Executive Vice President and Chief Financial Officer since January 2019. Prior to assuming his current position, Mr. Pimenta served as Deputy Chief Financial Officer from February 2018 to December 2018, Chief Financial Officer for the MCAC SBU from December 2014 to February 2018 and as Chief Financial Officer of AES Brazil from 2013 to December 2014. Prior to joining AES in 2009, Mr. Pimenta held various positions at Citigroup, including Vice President of Strategy and M&A in London and New York City. Mr. Pimenta is a member of the boards of J.M. Huber Corporation, IPALCO, AES Gener, AES Clean Energy, and AES U.S. Investments. Mr. Pimenta received a Bachelor’s degree in Economics from Universidade Federal de Minas Gerais and a Master’s degree in Economics and Finance from Fundação Getulio Vargas. He also participated in development programs in Finance, Strategy and Risk Management at New York University, University of Virginia’s Darden School of Business and Georgetown University.
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
Our CEO provided a certification pursuant to Section 303A of the New York Stock Exchange Listed Company Manual on May 4, 2020.
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
ITEM 1A. RISK FACTORS
You should consider carefully the following risks, along with the other information contained in or incorporated by reference in this Form 10-K. Additional risks and uncertainties also may adversely affect our business and

55 | 2020 Annual Report

operations. We routinely encounter and address risks, some of which may cause our future results to be materially different than we presently anticipate. The categories of risk we have identified in Item 1A.—Risk Factors include risks associated with our operations, governmental regulation and laws, our indebtedness and financial condition. These risk factors should be read in conjunction with Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. If any of the following events actually occur, our business, financial results and financial condition could be materially adversely affected.
Risks Associated with our Operations
The operation of power generation, distribution and transmission facilities involves significant risks.
We are in the business of generating and distributing electricity, which involves certain risks that can adversely affect financial and operating performance, including:
•changes in the availability of our generation facilities or distribution systems due to increases in scheduled and unscheduled plant outages, equipment failure, failure of transmission systems, labor disputes, disruptions in fuel supply, poor hydrologic and wind conditions, inability to comply with regulatory or permit requirements, or catastrophic events such as fires, floods, storms, hurricanes, earthquakes, dam failures, tsunamis, explosions, terrorist acts, cyber attacks or other similar occurrences; and
•changes in our operating cost structure, including, but not limited to, increases in costs relating to gas, coal, oil and other fuel; fuel transportation; purchased electricity; operations, maintenance and repair; environmental compliance, including the cost of purchasing emissions offsets and capital expenditures to install environmental emission equipment; transmission access; and insurance.
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
In addition, a portion of our generation facilities were constructed many years ago and may require significant capital expenditures for maintenance. The equipment at our plants requires periodic upgrading, improvement or repair, and replacement equipment or parts may be difficult to obtain in circumstances where we rely on a single supplier or a small number of suppliers. The inability to obtain replacement equipment or parts may impact the ability of our plants to perform. Breakdown or failure of one of our operating facilities may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of a power purchase or other agreement or incurrence of a liability for liquidated damages and/or other penalties.
Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks, such as earthquakes, floods, lightning, hurricanes and wind, hazards, such as fire, explosion, collapse and machinery failure, are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error or actions of third parties or other external events. The control and management of these risks depend upon adequate development and training of personnel and on operational procedures, preventative maintenance plans and specific programs supported by quality control systems, which may not prevent the occurrence and impact of these risks.
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
Furthermore, we and our affiliates are parties to material litigation and regulatory proceedings. See Item 3.— Legal Proceedings below. There can be no assurance that the outcomes of such matters will not have a material adverse effect on our consolidated financial position.

56 | 2020 Annual Report

We do a significant amount of business outside the U.S., including in developing countries.
A significant amount of our revenue is generated in developing countries and we intend to expand our business in certain developing countries in which AES has an existing presence. International operations, particularly in developing countries, entail significant risks and uncertainties, including:
•economic, social and political instability in any particular country or region;
•adverse changes in currency exchange rates;
•government restrictions on converting currencies or repatriating funds;
•unexpected changes in foreign laws and regulations or in trade, monetary, fiscal or environmental policies;
•high inflation and monetary fluctuations;
•restrictions on imports of solar panels, wind turbines, coal, oil, gas or other raw materials;
•threatened or consummated expropriation or nationalization of our assets by foreign governments;
•unexpected delays in permitting and governmental approvals;
•unexpected changes or instability affecting our strategic partners in developing countries;
•failure to comply with the U.S. Foreign Corrupt Practices Act, or other applicable anti-bribery regulations;
•unwillingness of governments, agencies, similar organizations or other counterparties to honor contracts;
•unwillingness of governments, government agencies, courts or similar bodies to enforce contracts that are economically advantageous to AES and less beneficial to government or private party counterparties, against those counterparties;
•inability to obtain access to fair and equitable political, regulatory, administrative and legal systems;
•adverse changes in government tax policy and tax consequences of operating in multiple jurisdictions;
•difficulties in enforcing our contractual rights or enforcing judgments or obtaining a favorable result in local jurisdictions; and
•inability to attract and retain qualified personnel.
Developing projects in less developed economies also entails greater financing risks and such financing may only be available from multilateral or bilateral international financial institutions or agencies that require governmental guarantees for certain project and sovereign-related risks. There can be no assurance that project financing will be available.
Further, our operations may experience volatility in revenues and operating margin caused by regulatory and economic difficulties, political instability and currency devaluations, which may increase the uncertainty of cash flows from these businesses.
Any of these factors could have a material, adverse effect on our business, results of operations and financial condition.
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
Volatility in market prices for fuel and electricity may result from, among other things:
•plant availability in the markets generally;
•availability and effectiveness of transmission facilities owned and operated by third parties;
•competition and new entrants;
•seasonality, hydrology and other weather conditions;

57 | 2020 Annual Report

•illiquid markets;
•transmission, transportation constraints, inefficiencies and/or availability;
•renewables source contribution to the supply stack;
•increased adoption of distributed generation;
•energy efficiency and demand side resources;
•available supplies of coal, natural gas, and crude oil and refined products;
•generating unit performance;
•natural disasters, terrorism, wars, embargoes, pandemics and other catastrophic events;
•energy, market and environmental regulation, legislation and policies;
•general economic conditions that impact demand and energy consumption; and
•bidding behavior and market bidding rules.
Wholesale power prices are declining in many markets which could impact our operations and opportunities for future growth.
The wholesale prices offered for electricity have declined significantly in recent years in many markets in which we operate due to a variety of factors, including the increased penetration of renewable generation resources, low-priced natural gas and demand side management. The levelized cost of electricity from new solar and wind generation sources has decreased substantially in recent years as solar panel costs and wind turbine costs have declined, while wind and solar capacity factors have increased. These renewable resources have no fuel costs and very low operational costs. In many instances, energy from these facilities are bid into the wholesale spot market at a price of zero or close to zero during certain times of the day, driving down the clearing price for all generators selling power in the relevant spot market. Also, in many markets, new PPAs have been awarded for renewable generation at prices significantly lower than those awarded just a few years ago.
This trend of declining wholesale prices could continue and could have a material adverse impact on the financial performance of our existing generation assets to the extent they currently sell power into the spot market or will seek to sell power into the spot market once their PPAs expire. This trend can also make it more difficult for us to obtain attractive prices under new long-term PPAs for any new generation facilities we may seek to develop and have an adverse impact on our opportunities for new investments.
The COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could impact our business and operations.
The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption. COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:
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
•decline in business activity causing our commercial and industrial customers to experience declining revenues and liquidity difficulties that impede their ability to pay for power that we supply;
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

58 | 2020 Annual Report

•negative impacts on the health of our essential personnel and on our operations as a result of implementing stay-at-home, quarantine, curfew and other social distancing measures;
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
•deterioration of the credit profile of The AES Corporation and/or its subsidiaries and difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deterioration in credit and financing conditions, which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;
•delays or inability to complete asset sales on anticipated terms or to redeploy capital as set forth in our capital allocation plans;
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
The impact of the COVID-19 pandemic also depends on factors, including the effectiveness and timing of vaccine development and distribution efforts, the development of more virulent COVID-19 variants as well as third-party actions taken to contain its spread and mitigate its public health effects. The COVID-19 pandemic presents material uncertainty that could adversely affect our generation facilities, transmission and distribution systems, development projects, energy storage sales by Fluence, and results of operations, financial condition and cash flows. The COVID-19 pandemic may also heighten many of the other risks described in this section.
Adverse economic developments in China could have a negative impact on demand for electricity in many of our markets.
The Chinese market has been driving global materials demand and pricing for commodities over the past decade. Many of these commodities are produced in our key electricity markets. After experiencing rapid growth for more than a decade, China’s economy has experienced decreasing foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a significant slowdown in recent years. U.S. tariffs have also had a negative impact on China's economic growth. Continued slowing in China’s economic growth, demand for commodities and/or material changes in policy could result in lower economic growth and lower demand for electricity in our key markets, which could have a material adverse effect on our results of operations, financial condition and prospects.
We may not have adequate risk mitigation and/or insurance coverage for liabilities.
Power generation, distribution and transmission involves hazardous activities. We may become exposed to significant liabilities for which we may not have adequate risk mitigation and/or insurance coverage. Furthermore, through AGIC, AES’ captive insurance company, we take certain insurance risk on our businesses. We maintain an amount of insurance protection that we believe is customary, but there can be no assurance it will be sufficient or effective in light of all circumstances, hazards or liabilities to which we may be subject. Our insurance does not cover every potential risk associated with our operations. Adequate coverage at reasonable rates is not always obtainable. In particular, the availability of insurance for coal-fired generation assets has decreased as certain insurers have opted to discontinue or limit offering insurance for such assets. Certain insurers have also withdrawn from insuring hydroelectric assets. We cannot provide assurance that insurance coverage will continue to be

59 | 2020 Annual Report

available in the amounts or on terms similar to our current policies. In addition, insurance may not fully cover the liability or the consequences of any business interruptions such as natural catastrophes, equipment failure or labor dispute. The occurrence of a significant adverse event not adequately covered by insurance could have a material adverse effect on our business, results or operations, financial condition, and prospects.
We may not be able to enter into long-term contracts that reduce volatility in our results.
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
We have sought to reduce counterparty credit risk under our long-term contracts by entering into power sales contracts with utilities or other customers of strong credit quality and by obtaining guarantees from certain sovereign governments of the customer's obligations; however, many of our customers do not have or have not maintained, investment-grade credit ratings. Our generation businesses cannot always obtain government guarantees and if they do, the government may not have an investment grade credit rating. We have also located our plants in different geographic areas in order to mitigate the effects of regional economic downturns; however, there can be no assurance that our efforts will be effective.
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
Supplier and/or customer concentration may expose us to significant financial credit or performance risks.
We often rely on a single contracted supplier or a small number of suppliers for the provision of fuel, transportation of fuel and other services required for the operation of some of our facilities. If these suppliers cannot perform, we would seek to meet our fuel requirements by purchasing fuel at market prices, exposing us to market price volatility and the risk that fuel and transportation may not be available during certain periods at any price, which could adversely impact the profitability of the affected business and our results of operations, and could result in a breach of agreements with other counterparties, including, without limitation, offtakers or lenders. Further, our suppliers may source certain materials from areas impacted by the COVID-19 pandemic, which may cause delays and/or disruptions to our development projects or operations.

60 | 2020 Annual Report

The financial performance of our facilities is dependent on the credit quality of, and continued performance by, suppliers and customers. At times, we rely on a single customer or a few customers to purchase all or a significant portion of a facility's output, in some cases under long-term agreements that account for a substantial percentage of the anticipated revenue from a given facility. Counterparties to these agreements may breach or may be unable to perform their obligations, due to bankruptcy, insolvency, financial distress or other factors. Furthermore, in the event of a bankruptcy or similar insolvency-type proceeding, our counterparty can seek to reject our existing PPA under the U.S. Bankruptcy Code or similar bankruptcy laws, including those in Puerto Rico. We may not be able to enter into replacement agreements on terms as favorable as our existing agreements, and may have to sell power at market prices. A counterparty's breach by of a PPA or other agreement could also result in the breach of other agreements, including the affected businesses debt agreements. Any failure of a supplier or customer to fulfill its contractual obligations could have a material adverse effect on our financial results.
We may incur significant expenditures to adapt to our businesses to technological changes.
Emerging technologies may be superior to, or may not be compatible with, some of our existing technologies, investments and infrastructure, and may require us to make significant expenditures to remain competitive, or may result in the obsolescence of certain of our operating assets. Our future success will depend, in part, on our ability to anticipate and successfully adapt to technological changes, to offer services and products that meet customer demands and evolving industry standards. Technological changes that could impact our businesses include:
•technologies that change the utilization of electric generation, transmission and distribution assets, including the expanded cost-effective utilization of distributed generation (e.g., rooftop solar and community solar projects), and energy storage technology;
•advances in distributed and local power generation and energy storage that reduce demand for large-scale renewable electricity generation or impact our customers’ performance of long-term agreements; and
•more cost-effective batteries for energy storage, advances in solar or wind technology, and advances in alternative fuels and other alternative energy sources.
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
Cyber-attacks and data security breaches could harm our business.
Our business relies on electronic systems and network technologies to operate our generation, transmission and distribution infrastructure. We also use various financial, accounting and other infrastructure systems. Our infrastructure may be targeted by nation states, hacktivists, criminals, insiders or terrorist groups. Such an attack, by hacking, malware or other means, may interrupt our operations, cause property damage, affect our ability to control our infrastructure assets, cause the release of sensitive customer information or limit communications with third parties. Any loss or corruption of confidential or proprietary data through a breach may:
•impact our operations, revenue, strategic objectives, customer and vendor relationships;
•expose us to legal claims and/or regulatory investigations and proceedings;
•require extensive repair and restoration costs for additional security measures to avert future attacks; and
•impair our reputation and limit our competitiveness for future opportunities.
•impact our financial and accounting systems and, subsequently, our ability to correctly record, process and report financial information.
We have implemented measures to help prevent unauthorized access to our systems and facilities, including certain measures to comply with mandatory regulatory reliability standards. To date, cyber-attacks have not had a material impact on our operations or financial results. We continue to assess potential threats and vulnerabilities and make investments to address them, including global monitoring of networks and systems, identifying and implementing new technology, improving user awareness through employee security training, and updating our security policies as well as those for third-party providers. We cannot guarantee the extent to which our security measures will prevent future cyber-attacks and security breaches or that our insurance coverage will adequately

61 | 2020 Annual Report

cover any losses we may experience. Further, we do not control certain of joint ventures or our equity method investments and cannot guarantee that their efforts will be effective.
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
To the extent that hydrological conditions result in droughts or other conditions negatively affect our hydroelectric generation business, such as has happened in Panama in 2019, our results of operations can be materially adversely affected. Additionally, our contracts in certain markets where hydroelectric facilities are prevalent may require us to purchase power in the spot markets when our facilities are unable to operate at anticipated levels and the price of such spot power may increase substantially in times of low hydrology.
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
Depending on the nature and location of the facilities and infrastructure affected, any such incident also could cause catastrophic fires; releases of natural gas, natural gas odorant, or other greenhouse gases; explosions, spills or other significant damage to natural resources or property belonging to third parties; personal injuries, health impacts or fatalities; or present a nuisance to impacted communities. Such incidents may also impact our business partners, supply chains and transportation, which could negatively impact construction projects and our ability to provide electricity and natural gas to our customers.
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

62 | 2020 Annual Report

Our development projects are subject to substantial uncertainties.
We are in various stages of developing and constructing power plants. Certain of these power plant projects have signed long-term contracts or made similar arrangements for the sale of electricity. Successful completion of the development of these projects depends upon overcoming substantial risks, including risks relating to siting, financing, engineering and construction, permitting, governmental approvals, commissioning delays, or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. In certain cases, our subsidiaries may enter into obligations in the development process even though they have not yet secured financing, PPAs, or other important elements for a successful project. For example, our subsidiaries may instruct contractors to begin the construction process or seek to procure equipment without having financing, a PPA or critical permits in place (or enter into a PPA, procurement agreement or other agreement without agreed financing). If the project does not proceed, our subsidiaries may retain certain liabilities. Furthermore, we may undertake significant development costs and subsequently not proceed with a particular project. We believe that capitalized costs for projects under development are recoverable; however, there can be no assurance that any individual project reach commercial operation. If development efforts are not successful, we may abandon certain projects, resulting in, writing off the costs incurred, expensing related capitalized development costs incurred and incurring additional losses associated with any related contingent liabilities.
We do not control certain aspects of our joint ventures or our equity method investments.
We have invested in some joint ventures in which our subsidiaries share operational, management, investment and/or other control rights with our joint venture partners. In many cases, we may exert influence over the joint venture pursuant to a management contract, by holding positions on the board of the joint venture company or on management committees and/or through certain limited governance rights, such as rights to veto significant actions. However, we do not always have this type of influence over the project or business and we may be dependent on our joint venture partners or the management team of the joint venture to operate, manage, invest or otherwise control such projects or businesses. Our joint venture partners or the management team of our joint ventures may not have the level of experience, technical expertise, human resources, management and other attributes necessary to operate these projects or businesses optimally, and they may not share our business priorities. In some joint venture agreements in which we do have majority control of the voting securities, we have entered into shareholder agreements granting minority rights to the other shareholders.
The approval of joint venture partners also may be required for us to receive distributions of funds from jointly owned entities or to transfer our interest in projects or businesses. The control or influence exerted by our joint venture partners may result in operational management and/or investment decisions that are different from the decisions we would make and could impact the profitability and value of these joint ventures. In addition, if a joint venture partner becomes insolvent or bankrupt or is otherwise unable to meet its obligations to or share of liabilities for the joint venture, we may be responsible for meeting certain obligations of the joint ventures to the extent provided for in our governing documents or applicable law.
In addition, we are generally dependent on the management team of our equity method investments to operate and control such projects or businesses. While we may exert influence pursuant to having positions on the boards of such investments and/or through certain limited governance rights, such as rights to veto significant actions, we do not always have this type of influence and the scope and impact of such influence may be limited. The management teams of our equity method investments may not have the level of experience, technical expertise, human resources, management and other attributes necessary to operate these projects or businesses optimally, and they may not share our business priorities, which could have a material adverse effect on value of such investments as well as our growth, business, financial condition, results of operations and prospects.
Our renewable energy projects and other initiatives face considerable uncertainties.
Wind, solar, and energy storage projects are subject to substantial risks. Some of these business lines are dependent upon favorable regulatory incentives to support continued investment, and there is significant uncertainty about the extent to which such favorable regulatory incentives will be available in the future. In particular, in the U.S., AES’ renewable energy generation growth strategy depends in part on federal, state and local government policies and incentives that support the development, financing, ownership and operation of renewable energy generation projects, including investment tax credits, production tax credits, accelerated depreciation, renewable portfolio standards, feed-in-tariffs and similar programs, renewable energy credit mechanisms, and tax exemptions. If these policies and incentives are changed or eliminated, or AES is unable to use them, there could be a material adverse impact on AES’ U.S. renewable growth opportunities, including fewer future PPAs or lower prices in future

63 | 2020 Annual Report

PPAs, decreased revenues, reduced economic returns on certain project company investments, increased financing costs, and/or difficulty obtaining financing.
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
As a result, these types of projects face considerable risk, including that favorable regulatory regimes expire or are adversely modified. At the development or acquisition stage, our ability to predict actual performance results may be hindered and the projects may not perform as predicted. There are also risks associated with the fact that some of these projects exist in markets where long-term fixed-price contracts for the major cost and revenue components may be unavailable, which in turn may result in these projects having relatively high levels of volatility. These projects can be capital-intensive and generally are designed with a view to obtaining third-party financing, which may be difficult to obtain. As a result, these capital constraints may reduce our ability to develop or obtain third-party financing for these projects.
Fluctuations in currency exchange rates may impact our financial results and position.
Our exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements, as well as from transaction exposure associated with transactions in currencies other than an entity's functional currency. While the Consolidated Financial Statements are reported in U.S. dollars, the financial statements of several of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies where our foreign subsidiaries report could cause significant fluctuations in our results. In addition, while our foreign operations expenses are generally denominated in the same currency as corresponding sales, we have transaction exposure to the extent receipts and expenditures are not denominated in the subsidiary's functional currency. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations.
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
Our utilities businesses may experience slower growth in customers or in customer usage.
Customer growth and customer usage in our utilities businesses are affected by external factors, including mandated energy efficiency measures, demand side management requirements, and economic and demographic

64 | 2020 Annual Report

conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity. A lack of growth, or a decline, in the number of customers or in customer demand for electricity may cause us to not realize the anticipated benefits from significant investments and expenditures and have a material adverse effect on our business, financial condition, results of operations and prospects.
Some of our subsidiaries participate in defined benefit pension plans and their net pension plan obligations may require additional significant contributions.
We have 28 defined benefit plans, five at U.S. subsidiaries and the remaining plans at foreign subsidiaries, which cover substantially all of the employees at these subsidiaries. Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be incorrect, resulting in a shortfall of pension plan assets compared to pension obligations under the pension plan. We periodically evaluate the value of the pension plan assets to ensure that they will be sufficient to fund the respective pension obligations. Downturns in the debt and/or equity markets, or the inaccuracy of any of our significant assumptions underlying the estimates of our subsidiaries' pension plan obligations, could result in a material increase in pension expense and future funding requirements. Our subsidiaries that participate in these plans are responsible for satisfying the funding requirements required by law in their respective jurisdictions for any shortfall of pension plan assets as compared to pension obligations under the pension plan, which may necessitate additional cash contributions to the pension plans that could adversely affect our and our subsidiaries' liquidity. See Item 7.—Management's Discussion and Analysis—Critical Accounting Policies and Estimates—Pension and Other Postretirement Plans and Note 15—Benefit Plans included in Item 8.—Financial Statements and Supplementary Data.
Impairment of goodwill or long-lived assets would negatively impact our consolidated results of operations and net worth.
As of December 31, 2020, the Company had approximately $1.1 billion of goodwill, which represented approximately 3% of our total assets. Goodwill is not amortized, but is evaluated for impairment at least annually, or more frequently if impairment indicators are present. We may be required to evaluate the potential impairment of goodwill outside of the required annual evaluation process if we experience situations, such as: deterioration in general economic conditions or our operating or regulatory environment; increased competitive environment; lower forecasted revenue; increase in fuel costs, particularly costs that we are unable to pass through to customers; increase in environmental compliance costs; negative or declining cash flows; loss of a key contract or customer, particularly when we are unable to replace it on equally favorable terms; developments in our strategy; divestiture of a significant component of our business; or adverse actions or assessments by a regulator. For example, Gener's $868 million goodwill balance was considered to be "at risk" for impairment in 2020, largely due to the Chilean Government's announcement to phase out coal generation by 2040, and a decline in long-term energy prices. As a result of the long-lived asset impairments at Gener during the third quarter of 2020, the Company determined there was a triggering event requiring a reassessment of goodwill impairment at September 1, 2020. The Company determined the fair value of its Gener reporting unit exceeded its carrying value by 13%, and is not currently considered "at risk". We continue to monitor the Gener reporting unit for potential interim goodwill impairment triggering events. See Item 7.—Management's Discussion and Analysis—Key Trends and Uncertainties—Impairments. These types of events and the resulting analyses could result in goodwill impairment. Additionally, goodwill may be impaired if our acquisitions do not perform as expected. Long-lived assets are initially recorded at fair value, are amortized or depreciated over their estimated useful lives, and are evaluated for impairment only when impairment indicators, similar to those described above for goodwill, are present. Any impairment of goodwill or long-lived assets could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our acquisitions may not perform as expected.
Historically, acquisitions have been a significant part of our growth strategy and we may continue to make acquisitions. Although acquired businesses may have significant operating histories, we will have a limited or no history of owning and operating many of these businesses and possibly limited or no experience operating in the country or region where these businesses are located. Some of these businesses may have been government owned and some may be operated as part of a larger integrated utility prior to their acquisition. If we were to acquire any of these types of businesses, there can be no assurance that we will be successful in transitioning them to private ownership or that we will not incur unforeseen obligations or liabilities. Further, we may incur integration or

65 | 2020 Annual Report

other one-time costs that are greater than expected. Such businesses may not generate sufficient cash flow to support the indebtedness incurred to acquire them or the capital expenditures needed to develop them; and the rate of return from such businesses may not justify our investment of capital to acquire them.
Risks associated with Governmental Regulation and Laws
Our operations are subject to significant government regulation and could be adversely affected by changes in the law or regulatory schemes.
Our ability to predict, influence or respond appropriately to changes in law or regulatory schemes, including obtaining expected or contracted increases in electricity tariff or contract rates or tariff adjustments for increased expenses, could adversely impact our results of operations. Furthermore, changes in laws or regulations or changes in the application or interpretation of regulatory provisions in jurisdictions where we operate, particularly at our utilities where electricity tariffs are subject to regulatory review or approval, could adversely affect our business, including:
•changes in the determination, definition or classification of costs to be included as reimbursable or pass-through costs to be included in the rates we charge our customers, including but not limited to costs incurred to upgrade our power plants to comply with more stringent environmental regulations;
•changes in the determination of an appropriate rate of return on invested capital or that a utility's operating income or the rates it charges customers are too high, resulting in a rate reduction or consumer rebates;
•changes in the definition or determination of controllable or non-controllable costs;
•changes in tax law;
•changes in law or regulation that limit or otherwise affect the ability of our counterparties (including sovereign or private parties) to fulfill their obligations (including payment obligations) to us;
•changes in environmental law that impose additional costs or limit the dispatch of our generating facilities;
•changes in the definition of events that qualify as changes in economic equilibrium;
•changes in the timing of tariff increases;
•other changes in the regulatory determinations under the relevant concessions;
•other changes related to licensing or permitting which affect our ability to conduct business; or
•other changes that impact the short- or long-term price-setting mechanism in the our markets.
Furthermore, in many countries where we conduct business, the regulatory environment is constantly changing and it may be difficult to predict the impact of the regulations on our businesses. The impacts described above could also result from our efforts to comply with European Market Infrastructure Regulation, which includes regulations related to the trading, reporting and clearing of derivatives and similar regulations may be passed in other jurisdictions where we conduct business. Any of the above events may result in lower operating margins and financial results for the affected businesses.
Several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR.
CCR generated at our current and former coal-fired generation plant sites, is currently handled and/or has been handled by: placement in onsite CCR ponds; disposal and beneficial use in onsite and offsite permitted, engineered landfills; use in various beneficial use applications, including encapsulated uses and structural fill; and used in permitted offsite mine reclamation. CCR currently remains onsite at several of our facilities, including in CCR ponds. The EPA's final CCR rule provides that enforcement actions can be commenced by the EPA, states, or territories, and private lawsuits. Compliance with the U.S. federal CCR rule; amendments to the federal CCR rule; or federal, state, territory, or foreign rules or programs addressing CCR may require us to incur substantial costs. In addition, the Company and our businesses may face CCR-related lawsuits in the United States and/or internationally that may expose us to unexpected potential liabilities. Furthermore, CCR-related litigation may also expose us to unexpected costs. In addition, CCR, and its production at several of our facilities, have been the subject of significant interest from environmental non-governmental organizations and have received national and local media attention. The direct and indirect effects of such media attention, and the demands of responding to and addressing it, may divert management time and attention. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

66 | 2020 Annual Report

Some of our U.S. businesses are subject to the provisions of various laws and regulations administered by FERC, NERC and by state utility commissions that can have a material effect on our operations.
The AES Corporation is a registered electric holding company under the PUHCA 2005 as enacted as part of the EPAct 2005. PUHCA 2005 eliminated many of the restrictions that had been in place under the U.S. Public Utility Holding Company Act of 1935, while continuing to provide FERC and state utility commissions with enhanced access to the books and records of certain utility holding companies. PUHCA 2005 also creates additional potential challenges and opportunities. By removing some barriers to mergers and other potential combinations, the creation of large, geographically dispersed utility holding companies is more likely. These entities may have enhanced financial strength and therefore an increased ability to compete with us in the U.S..
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
FERC strongly encourages competition in wholesale electric markets. Increased competition may have the effect of lowering our operating margins. Among other steps, FERC has encouraged RTOs and ISOs to develop demand response bidding programs as a mechanism for responding to peak electric demand. These programs may reduce the value of generation assets. Similarly, FERC is encouraging the construction of new transmission infrastructure in accordance with provisions of EPAct 2005. Although new transmission lines may increase market opportunities, they may also increase the competition in our existing markets.
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
Pursuant to EPAct 2005, the NERC has been certified by FERC as the ERO to develop mandatory and enforceable electric system reliability standards applicable throughout the U.S. to improve the overall reliability of the electric grid. These standards are subject to FERC review and approval. Once approved, the reliability standards may be enforced by FERC independently, or, alternatively, by the ERO and regional reliability organizations with responsibility for auditing, investigating and otherwise ensuring compliance with reliability standards, subject to FERC oversight. Violations of NERC reliability standards are subject to FERC's penalty authority under the FPA and EPAct 2005.
Our U.S. utility businesses face significant regulation by their respective state utility commissions. The regulatory discretion is reasonably broad in both Indiana and Ohio and includes regulation as to services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, the increase or decrease in retail rates and charges, the issuance of certain securities, the acquisition and sale of some public utility properties or securities and certain other matters. These businesses face the risk of unexpected or adverse regulatory action which could have a material adverse effect on our results of operations, financial condition, and cash flows. See Item 1.—Business—US and Utilities SBU.
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

67 | 2020 Annual Report

For example, in recent years, the EPA has issued NOVs to a number of coal-fired generating plants alleging wide-spread violations of the new source review and prevention of significant deterioration provisions of the CAA. The EPA has brought suit against and obtained settlements with many companies for allegedly making major modifications to a coal-fired generating units without proper permit approvals and without installing best available control technology. The primary focus of these NOVs has been emissions of SO2 and NOx and the EPA has imposed fines and required companies to install improved pollution control technologies to reduce such emissions. In addition, state regulatory agencies and non-governmental environmental organizations have pursued civil lawsuits against power plants in situations that have resulted in judgments and/or settlements requiring the installation of expensive pollution controls or the accelerated retirement of certain electric generating units.
Furthermore, Congress and other domestic and foreign governmental authorities have either considered or implemented various laws and regulations to restrict or tax certain emissions, particularly those involving air emissions and water discharges. These laws and regulations have imposed, and proposed laws and regulations could impose in the future, additional costs on the operation of our power plants. See Item 1.—Business—Environmental and Land-Use Regulations.
We have incurred and will continue to incur significant capital and other expenditures to comply with these and other environmental laws and regulations. Changes in, or new development of, environmental restrictions may force us to incur significant expenses or expenses that may exceed our estimates. There can be no assurance that we would be able to recover all or any increased environmental costs from our customers or that our business, financial condition, including recorded asset values or results of operations, would not be materially and adversely affected.
Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses.
International, federal and various regional and state authorities regulate GHG emissions and have created financial incentives to reduce them. In 2020, the Company's subsidiaries operated businesses that had total CO2 emissions of approximately 47 million metric tonnes, approximately 16 million of which were emitted by our U.S. businesses (both figures are ownership adjusted). The Company uses CO2 emission estimation methodologies supported by "The Greenhouse Gas Protocol" reporting standard on GHG emissions. For existing power generation plants, CO2 emissions data are either obtained directly from plant continuous emission monitoring systems or calculated from actual fuel heat inputs and fuel type CO2 emission factors. The estimated annual CO2 emissions from fossil fuel-fired electric power generation facilities of the Company's subsidiaries that are in construction or development are approximately 4 million metric tonnes (ownership adjusted). This estimate is based on a number of projections and assumptions that may prove to be incorrect, such as the forecasted dispatch, anticipated plant efficiency, fuel type, CO2 emissions rates and our subsidiaries' achieving completion of such construction and development projects. While actual emissions may vary substantially; the projects under construction or development when completed will increase emissions of our portfolio and therefore could increase the risks associated with regulation of GHG emissions.
There currently is no U.S. federal legislation imposing mandatory GHG emission reductions (including for CO2) that affects our electric power generation facilities; however, in 2015, the EPA promulgated a rule establishing New Source Performance Standards for CO2 emissions for newly constructed and modified/reconstructed fossil-fueled electric utility steam generating units larger than 25 MW and in 2018 proposed revisions to the rule. In 2019, the EPA promulgated the Affordable Clean Energy (ACE) Rule which establishes heat rate improvement measures as the best system of emissions reductions for existing coal-fired electric generating units. On January 19, 2021, the D.C. Circuit vacated and remanded to EPA the ACE Rule although the parties have the opportunity to request a rehearing at the D.C. Circuit or seek a review of the decision by the U.S. Supreme Court. The impact of this decision and potential new or revised rules from the current Administration remains uncertain. In 2010, the EPA adopted regulations pertaining to GHG emissions that require new and existing sources of GHG emissions to potentially obtain new source review permits from the EPA prior to construction or modification. In 2016, the U.S. Supreme Court ruled that such permitting would only be required if such sources also must obtain a new source review permit for increases in other regulated pollutants. For further discussion of the regulation of GHG emissions, see Item 1.—Business—Environmental and Land-Use Regulations—U.S. Environmental and Land-Use Legislation and Regulations—Greenhouse Gas Emissions above. The Parties to the United Nations Framework Convention on Climate Change's Paris Agreement established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels. We anticipate that the Paris Agreement will continue the trend toward efforts to decarbonize the global economy and to further limit GHG emissions. The impact of GHG regulation on our operations will depend on a number of factors, including the degree and timing of GHG emissions

68 | 2020 Annual Report

reductions required under any such legislation or regulation, the cost of emissions reduction equipment and the price and availability of offsets, the extent to which market based compliance options are available, the extent to which our subsidiaries would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market and the impact of such legislation or regulation on the ability of our subsidiaries to recover costs incurred through rate increases or otherwise. The costs of compliance could be substantial.
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
In addition to government regulators, many groups, including politicians, environmentalists, the investor community and other private parties have expressed increasing concern about GHG emissions. New regulation, such as the initiatives in Chile, Hawaii, and the Puerto Rico Energy Public Policy Act, may adversely affect our operations. See Item 7.—Management's Discussion and Analysis—Key Trends and Uncertainties—Decarbonization Initiatives. Responding to these decarbonization initiatives, including developments in our strategy in line with these initiatives may present challenges to our business. We may be unable to develop our renewables platform as quickly as anticipated. Further, we may be unable to dispose of coal-fired generation assets at anticipated prices, the estimated useful lives of these assets may decrease, and the value of such assets may be impaired. These initiatives could also result in the early retirement of coal-fired generation facilities, which could result in stranded costs if regulators disallow full recovery of investments.
Negative public perception of our GHG emissions could have an adverse effect on our relationships with third parties, our ability to attract additional customers, our business development opportunities, and our ability to access finance and insurance for our coal-fired generation assets.
In addition, plaintiffs previously brought tort lawsuits that were dismissed against the Company because of its subsidiaries' GHG emissions. Future similar lawsuits may prevail or result in damages awards or other relief. We may also be subject to risks associated with the impact on weather conditions. See Certain of our businesses are sensitive to variations in weather and hydrology and Severe weather and natural disasters may present significant risks to our business and adversely affect our financial results within this section for more information. If any of the foregoing risks materialize, costs may increase or revenues may decrease and there could be a material adverse effect on our results of operations, financial condition,cash flows and reputation.
Concerns about data privacy have led to increased regulation and other actions that could impact our businesses.
In the ordinary course of business, we collect and retain sensitive information, including personal identification information about customers and employees, customer energy usage and other information. The theft, damage or improper disclosure of sensitive electronic data collected by us can subject us to penalties for violation of applicable privacy laws, subject us to claims from third parties, require compliance with notification and monitoring regulations, and harm our reputation. Any actual or perceived failure to comply with the EU General Data Protection Regulation, the California Privacy Rights Act, the California Consumer Privacy Act, the General Data Privacy Law in Brazil or other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position. In addition, any actual or perceived failure on the part of one of our equity affiliates could have a material adverse impact on our results of operations and prospects.
Tax legislation initiatives or challenges to our tax positions could adversely affect us
We operate in the U.S. and various non-U.S. jurisdictions and are subject to the tax laws and regulations of the U.S. federal, state and local governments and of many non-U.S. jurisdictions. From time to time, legislative measures may be enacted that could adversely affect our overall tax positions regarding income or other taxes, our effective tax rate or tax payments. The TCJA introduced significant changes to current U.S. federal tax law. These changes are complex, and the reaction to the federal tax changes by the individual states is still evolving. Our interpretations and assumptions around U.S. tax reform may evolve in future periods, which may materially affect our effective tax rate or tax payments. Additionally, President Biden proposed in his campaign platform changes to the corporate and U.S. individual tax system, including a possible increase in the corporate tax rate and the rate of

69 | 2020 Annual Report

tax non-U.S. earnings are subject to, that may introduce additional complexity or materially affect our effective tax rate or tax payments. See Item 7.—Management's Discussion and Analysis—Key Trends and Uncertainties.
Additionally, longstanding international tax norms that determine how and where cross-border international trade is subjected to tax are evolving. The OECD, in coordination with the G8 and G20, through its initial Base Erosion and Profit Shifting project introduced a series of recommendations that many tax jurisdictions have adopted, or may adopt in the future, as law. In 2019, the OECD announced an expansion of these efforts in the form of a two-pillar approach that would create new nexus rules without reference to physical presence (Pillar One) and introduce a global minimum tax (Pillar Two). Blueprints for Pillar One and Pillar Two were released in the fourth quarter of 2020, with a stated goal of bringing the project to a conclusion by mid-2021. As these and other tax laws, related regulations and double-tax conventions change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow. Such changes could have a material adverse impact our results of operations.
Risks Related to our Indebtedness and Financial Condition
We have a significant amount of debt.
As of December 31, 2020, we had approximately $20 billion of outstanding indebtedness on a consolidated basis. All outstanding borrowings under The AES Corporation's revolving credit facility are unsecured. Most of the debt of The AES Corporation's subsidiaries, however, is secured by substantially all of the assets of those subsidiaries. A substantial portion of cash flow from operations must be used to make payments on our debt. Furthermore, since a significant percentage of our assets are used to secure this debt, this reduces the amount of collateral available for future secured debt or credit support and reduces our flexibility in operating these secured assets. This level of indebtedness and related security could have other consequences, including:
•making it more difficult to satisfy debt service and other obligations;
•increasing our vulnerability to general adverse industry and economic conditions, including adverse changes in foreign exchange rates, interest rates and commodity prices;
•reducing available cash flow to fund other corporate purposes and grow our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
•placing us at a competitive disadvantage to our competitors that are not as highly leveraged; and
•limiting, along with financial and other restrictive covenants relating to such indebtedness, our ability to borrow additional funds, pay cash dividends or repurchase common stock.
The agreements governing our indebtedness, including the indebtedness of our subsidiaries, limit, but do not prohibit the incurrence of additional indebtedness. If we were to become more leveraged, the risks described above would increase. Further, our actual cash requirements may be greater than expected and our cash flows may not be sufficient to repay all of the outstanding debt as it becomes due. In that event, we may not be able to borrow money, sell assets, raise equity or otherwise raise funds on acceptable terms to refinance our debt as it becomes due. In addition, our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at that time. Any refinancing of our debt could result in higher interest rates or more onerous covenants that restrict our business operations. See Note 11—Debt included in Item 8.—Financial Statements and Supplementary Data for a schedule of our debt maturities.
The AES Corporation's ability to make payments on its outstanding indebtedness is dependent upon the receipt of funds from our subsidiaries.
The AES Corporation is a holding company with no material assets other than the stock of its subsidiaries. Almost all of The AES Corporation's cash flow is generated by the operating activities of its subsidiaries. Therefore, The AES Corporation's ability to make payments on its indebtedness and to fund its other obligations is dependent not only on the ability of its subsidiaries to generate cash, but also on the ability of the subsidiaries to distribute cash to it in the form of dividends, fees, interest, tax sharing payments, loans or otherwise.Our subsidiaries face various restrictions in their ability to distribute cash. Most of the subsidiaries are obligated, pursuant to loan agreements, indentures or non-recourse financing arrangements, to satisfy certain restricted payment covenants or other conditions before they may make distributions. Business performance and local accounting and tax rules may also limit dividend distributions. Subsidiaries in foreign countries may also be prevented from distributing funds as a result of foreign governments restricting the repatriation of funds or the conversion of currencies. Our subsidiaries

70 | 2020 Annual Report

are separate and distinct legal entities and, unless they have expressly guaranteed The AES Corporation's indebtedness, have no obligation, contingent or otherwise, to pay any amounts due pursuant to such debt or to make any funds available whether by dividends, fees, loans or other payments.
Existing and potential future defaults by subsidiaries or affiliates could adversely affect us.
We attempt to finance our domestic and foreign projects through non-recourse debt or "non-recourse financing" that requires the loans to be repaid solely from the project's revenues and provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts and cash flow of that project subsidiary or affiliate. As of December 31, 2020, we had approximately $20 billion of outstanding indebtedness on a consolidated basis, of which approximately $3.4 billion was recourse debt of the Parent Company and approximately $16.4 billion was non-recourse debt. In some non-recourse financings, the Parent Company has explicitly agreed, in the form of guarantees, indemnities, letters of credit, letter of credit reimbursement agreements and agreements to pay, to undertake certain limited obligations and contingent liabilities, most of which will only be effective or will be terminated upon the occurrence of future events.
Certain of our subsidiaries are in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in our Consolidated Balance Sheets related to such defaults was $276 million as of December 31, 2020. While the lenders under our non-recourse financings generally do not have direct recourse to the Parent Company, such defaults under non-recourse financings can:
•reduce the Parent Company's receipt of subsidiary dividends, fees, interest payments, loans and other sources of cash because a subsidiary will typically be prohibited from distributing cash to the Parent Company during the pendency of any default;
•trigger The AES Corporation's obligation to make payments under any financial guarantee, letter of credit or other credit support provided to or on behalf of such subsidiary;
•trigger defaults in the Parent Company's outstanding debt. For example, The AES Corporation's revolving credit facility and outstanding senior notes include events of default for certain bankruptcy related events involving material subsidiaries and relating to accelerations of outstanding material debt of material subsidiaries or any subsidiaries that in the aggregate constitute a material subsidiary; or
•result in foreclosure on the assets that are pledged under the non-recourse financings, resulting in write-downs of assets and eliminating any and all potential future benefits derived from those assets.
None of the projects that are in default are owned by subsidiaries that, individually or in the aggregate, meet the applicable standard of materiality in The AES Corporation's revolving credit facility or other debt agreements to trigger an event of default or permit acceleration under such indebtedness. However, as a result of future mix of distributions, write-down of assets, dispositions and other changes to our financial position and results of operations, one or more of these subsidiaries, individually or in the aggregate, could fall within the applicable standard of materiality and thereby upon an acceleration of such subsidiary's debt, trigger an event of default and possible acceleration of Parent Company indebtedness.
The AES Corporation has significant cash requirements and limited sources of liquidity.
The AES Corporation requires cash primarily to fund: principal repayments of debt, interest, dividends on our common stock, acquisitions, construction and other project commitments, other equity commitments (including business development investments); equity repurchases; taxes and Parent Company overhead costs. Our principal sources of liquidity are: dividends and other distributions from our subsidiaries, proceeds from financings at the Parent Company, and proceeds from asset sales. See Item 7.—Management's Discussion and Analysis —Capital Resources and Liquidity. We believe that these sources will be adequate to meet our obligations for the foreseeable future, based on a number of material assumptions about access the capital or commercial lending markets, the operating and financial performance of our subsidiaries, exchange rates, our ability to sell assets, and the ability of our subsidiaries to pay dividends and other distributions; however, there can be no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than expected. In addition, our cash flow may not be sufficient to repay our debt obligations at maturity and we may have to refinance such obligations. There can be no assurance that we will be successful in obtaining such refinancing on acceptable terms.
Our ability to grow our business depends on our ability to raise capital on favorable terms.
We rely on the capital markets as a source of liquidity for capital requirements not satisfied by operating cash

71 | 2020 Annual Report

flows. Our ability to arrange for financing on either a recourse or non-recourse basis and the costs of such capital are dependent on numerous factors, some of which are beyond our control, including: general economic and capital market conditions; the availability of bank credit; the availability of tax equity partners; the financial condition, performance and prospects of AES as well as our competitors; and changes in tax and securities laws. Should access to capital not be available to us, we may have to sell assets or cease further investments, including the expansion or improvement of existing facilities, any of which would affect our future growth.
A downgrade in the credit ratings of The AES Corporation or its subsidiaries could adversely affect our access to the capital markets, interest expense, liquidity or cash flow.
If any of the credit ratings of the The AES Corporation and its subsidiaries were to be downgraded, our ability to raise capital on favorable terms could be impaired and our borrowing costs could increase. Furthermore, counterparties may no longer be willing to accept general unsecured commitments by The AES Corporation to provide credit support. Accordingly, we may be required to provide some other form of assurance, such as a letter of credit and/or collateral, to backstop or replace any credit support by The AES Corporation, which reduces our available credit. There can be no assurance that counterparties will accept such guarantees or other assurances.
The market price of our common stock may be volatile.
The market price and trading volumes of our common stock could fluctuate substantially due to factors including general economic conditions, conditions in our industry and our markets, environmental and economic developments, and general credit and capital markets conditions, as well as developments specific to us, including risks described in this section, failing to meet our publicly announced guidance or key trends and other matters described in Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
ITEM 3. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of December 31, 2020.
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

72 | 2020 Annual Report

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
In February 2017, the EPA issued a NOV for DPL Stuart Station, alleging violations of opacity in 2016. On May 31, 2018, Stuart Station was retired, and on December 20, 2019, it was transferred to an unaffiliated third-party purchaser, along with the associated environmental liabilities.
In October 2015, IPL received a similar NOV alleging violations at Petersburg Station. In addition, in February 2016, IPL received an NOV from the EPA alleging violations of NSR and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Station. On August 31, 2020, IPL reached a settlement with the EPA, the DOJ and IDEM, resolving these purported violations of the CAA at Petersburg Station. The settlement agreement, in the form of a proposed judicial consent decree, includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than IPL's current Title V air permit; payment of civil penalties totaling $1.5 million; a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.3 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If IPL does not meet the retirement obligation, it must install a Selective Non-Catalytic Reduction System on Unit 4. The proposed Consent Decree is subject to final review and approval by the U.S. District Court for the Southern District of Indiana, following a 30-day public comment period, which began upon publication in the Federal Register. On January 14, 2021, the United States and Indiana, on behalf of EPA and IDEM, respectively, filed a motion asking the court to enter the proposed Consent Decree, along with the United States’ response to the adverse public comments on the proposed settlements.
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

73 | 2020 Annual Report

time AES must present additional information and analysis on the pumps within the alleged wetlands and the onsite electrical vaults.
In January 2017, the Superintendencia del Medio Ambiente (“SMA”) issued a Formulation of Charges asserting that Alto Maipo is in violation of certain conditions of the Environmental Approval Resolution (“RCA”) governing the construction of Alto Maipo’s hydropower project, for, among other things, operating vehicles at unauthorized times and failing to mitigate the impact of water infiltration during tunnel construction (“Infiltration Water”). In February 2017, Alto Maipo submitted a compliance plan (“Compliance Plan”) to the SMA which, if approved by the agency, would resolve the matter without materially impacting construction of the project. In April 2018, the SMA approved the Compliance Plan (“April 2018 Approval”). Among other things, the Compliance Plan as approved by the SMA requires Alto Maipo to obtain from the Environmental Evaluation Service (“SEA”) a definitive interpretation of the RCA’s provisions concerning the authorized times to operate certain vehicles. In addition, Alto Maipo must obtain the SEA’s final approval concerning the control, discharge, and treatment of Infiltration Water. Alto Maipo continues to seek the relevant final approvals from the SEA. A number of lawsuits have been filed in relation to the April 2018 Approval, some of which are still pending. To date, none of the lawsuits have negatively impacted the April 2018 Approval or the construction of the project. If Alto Maipo complies with the requirements of the Compliance Plan, and if the above-referenced lawsuits are dismissed, the Formulation of Charges will be discharged without penalty. Otherwise, Alto Maipo could be subject to penalties, and the construction of the project could be negatively impacted. Alto Maipo will pursue its interests vigorously in these matters; however, there can be no assurances that it will be successful in its efforts.
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Also, Alto Maipo drew $73 million under letters of credit (“LC Funds”) in connection with its termination of CNM. Alto Maipo is pursuing arbitration against CNM to recover excess completion costs and other damages totaling at least $236 million (net of the LC Funds) relating to CNM’s breaches (“First Arbitration”). CNM denies liability and seeks a declaration that its termination was wrongful, damages that it alleges result from that termination, and other relief. CNM alleges that it is entitled to damages ranging from $70 million to $170 million (which include the LC Funds) plus interest and costs, based on various scenarios. Alto Maipo has contested these submissions. The evidentiary hearing in the First Arbitration took place May 20-31, 2019, and closing arguments were heard June 9-10, 2020. The parties are now awaiting the Tribunal’s decision in the First Arbitration. Also, in August 2018, CNM purported to initiate a separate arbitration against AES Gener and the Company (“Second Arbitration”). In the Second Arbitration, CNM seeks to pierce Alto Maipo’s corporate veil and appears to seek an award holding AES Gener and the Company jointly and severally liable to pay any alleged net amounts that are found to be due to CNM in the First Arbitration or otherwise. The Second Arbitration has been consolidated into the First Arbitration. The arbitral tribunal has bifurcated the Second Arbitration to determine in the first instance the jurisdictional objections raised by AES Gener and the Company to CNM’s piercing claims. The hearing on the jurisdictional objections, which was previously scheduled for October 2020, has been postponed to a date to be determined. Each of Alto Maipo, AES Gener, and the Company believes it has meritorious claims and/or defenses and will pursue its interests vigorously; however, there can be no assurances that each will be successful in its efforts.
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

74 | 2020 Annual Report

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
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE makes allegations that AES Mérida III is in breach of its obligations under a power and capacity purchase agreement ("Contract") between the two parties, which allegations relate to CFE’s own failure to provide fuel within the specifications of the Contract. CFE seeks to recover approximately $190 million in payments made to AES Merida under the Contract as well as approximately $431 million in alleged damages for having to acquire power from alternative sources in the Yucatan Peninsula. AES Mérida has filed an answer denying liability to CFE and asserting a counterclaim for damages due to CFE’s breach of its obligations. The parties submitted their respective initial briefs and supporting evidence in December 2020. After additional briefing, the evidentiary hearing will take place in November 2021. AES Mérida believes that it has meritorious defenses and claims and will assert them vigorously in the arbitration; however, there can be no assurances that it will be successful in its efforts.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

75 | 2020 Annual Report

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock Repurchase Program — The Board authorization permits the Parent Company to repurchase stock through a variety of methods, including open market repurchases and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. The cumulative repurchases from the commencement of the Stock Repurchase Program in July 2010 through December 31, 2020 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of December 31, 2020, $264 million remained available for repurchase under the Stock Repurchase Program. No repurchases were made by The AES Corporation of its common stock in 2020, 2019, and 2018.
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol "AES."
Dividends
The Parent Company commenced a quarterly cash dividend in the fourth quarter of 2012. The Parent Company has increased this dividend annually and the quarterly per-share cash dividends for the last three years are displayed below.

Commencing the fourth quarter of	2020	2019	2018
Cash dividend	$0.1505	$0.1433	$0.1365
The fourth quarter 2020 cash dividend is to be paid in the first quarter of 2021. There can be no assurance the AES Board will declare a dividend in the future or, if declared, the amount of any dividend. Our ability to pay dividends will also depend on receipt of dividends from our various subsidiaries across our portfolio.
Under the terms of our revolving credit facility, which we entered into with a commercial bank syndicate, we have limitations on our ability to pay cash dividends and/or repurchase stock. Our subsidiaries' ability to declare and pay cash dividends to us is also subject to certain limitations contained in the project loans, governmental provisions and other agreements to which our subsidiaries are subject. See the information contained under Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans of this Form 10-K.
Holders
As of February 22, 2021, there were approximately 3,771 record holders of our common stock.

76 | 2020 Annual Report

Performance Graph
THE AES CORPORATION
PEER GROUP INDEX/STOCK PRICE PERFORMANCE

300
200
100
0
2015
2016
2017
2018
2019
2020
AES
S&P 500
S&P Utilities

Source: Bloomberg
We have selected the Standard and Poor's ("S&P") 500 Utilities Index as our peer group index. The S&P 500 Utilities Index is a published sector index comprising the 28 electric and gas utilities included in the S&P 500.
The five year total return chart assumes $100 invested on December 31, 2015 in AES Common Stock, the S&P 500 Index and the S&P 500 Utilities Index. The information included under the heading Performance Graph shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
ITEM 6. SELECTED FINANCIAL DATA
The following table presents our selected financial data as of the dates and for the periods indicated. This data should be read together with Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K. The selected financial data for each of the years in the five year period ended December 31, 2020 have been derived from our audited Consolidated Financial Statements. Prior period amounts have been restated to reflect discontinued operations in all periods presented. Our historical results are not necessarily indicative of our future results.
Acquisitions, disposals, reclassifications, and changes in accounting principles affect the comparability of information included in the tables below. Please refer to the Notes to the Consolidated Financial Statements included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further explanation of the effect of such activities. Please also refer to Item 1A.—Risk Factors of this Form 10-K and Note 28—Risks and Uncertainties to the Consolidated Financial Statements included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for certain risks and uncertainties that may cause the data reflected herein not to be indicative of our future financial condition or results of operations.

77 | 2020 Annual Report

Selected Financial Data

	2020	2019	2018	2017	2016
Statement of Operations Data for the Years Ended December 31:	(in millions, except per share amounts)
Revenue	$9,660	$10,189	$10,736	$10,530	$10,281
Income (loss) from continuing operations (1)	149	477	1,349	(148)	191
Income (loss) from continuing operations attributable to The AES Corporation, net of tax	43	302	985	(507)	(20)
Income (loss) from discontinued operations attributable to The AES Corporation, net of tax (2)	3	1	218	(654)	(1,110)
Net income (loss) attributable to The AES Corporation	$46	$303	$1,203	$(1,161)	$(1,130)
Per Common Share Data
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.06	$0.46	$1.49	$(0.77)	$(0.04)
Income (loss) from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	—	0.33	(0.99)	(1.68)
Net income (loss) attributable to The AES Corporation common stockholders	$0.07	$0.46	$1.82	$(1.76)	$(1.72)
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.06	$0.45	$1.48	$(0.77)	$(0.04)
Income (loss) from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	—	0.33	(0.99)	(1.68)
Net income (loss) attributable to The AES Corporation common stockholders	$0.07	$0.45	$1.81	$(1.76)	$(1.72)
Dividends Declared Per Common Share	$0.58	$0.55	$0.53	$0.49	$0.45
Cash Flow Data for the Years Ended December 31:
Net cash provided by operating activities	$2,755	$2,466	$2,343	$2,504	$2,897
Net cash used in investing activities	(2,295)	(2,721)	(505)	(2,599)	(2,136)
Net cash provided by (used in) financing activities	(78)	(86)	(1,643)	43	(747)
Total increase (decrease) in cash, cash equivalents and restricted cash	255	(431)	215	(172)	9
Cash, cash equivalents and restricted cash, ending	1,827	1,572	2,003	1,788	1,960
Balance Sheet Data at December 31:
Total assets	$34,603	$33,648	$32,521	$33,112	$36,124
Non-recourse debt (noncurrent)	15,005	14,914	13,986	13,176	13,731
Non-recourse debt (noncurrent)—Discontinued operations	—	—	—	—	758
Recourse debt (noncurrent)	3,446	3,391	3,650	4,625	4,671
Redeemable stock of subsidiaries	872	888	879	837	782
Accumulated deficit	(680)	(692)	(1,005)	(2,276)	(1,146)
The AES Corporation stockholders' equity	2,634	2,996	3,208	2,465	2,794
_____________________________
(1)Includes pre-tax gains on sales of business interests of $28 million, $984 million, and $29 million for the years ended December 31, 2019, 2018, and 2016, respectively, and pre-tax losses of $95 million and $52 million for the years ended December 31, 2020 and 2017, respectively; pre-tax impairment expense of $864 million, $185 million, $208 million, $537 million, and $1.1 billion for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively; other-than-temporary impairment of equity method investments of $202 million, $92 million. and $147 million for the years ended December 31, 2020, 2019, and 2018, respectively; income tax expense of $194 million and $675 million related to the one-time transition tax on foreign earnings, and income tax benefit of $77 million and expense of $39 million related to the remeasurement of deferred tax assets and liabilities to the lower corporate tax rate for the years ended December 31, 2018 and 2017, respectively; and net equity in losses of affiliates, primarily at Guacolda, of $123 million and $172 million, for the years ended December 31, 2020 and 2019, respectively. See Note 25—Held-for-Sale and Dispositions, Note 22—Asset Impairment Expense, Note 8—Investments in and Advances to Affiliates and Note 23—Income Taxes included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
(2)Includes gain on sale of $199 million and loss on deconsolidation of $611 million related to Eletropaulo for the years ended December 31, 2018 and 2017, respectively, and impairment expense of $382 million and loss on sale of $737 million related to Sul for the year ended December 31, 2016. See Note 24—Discontinued Operations included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.

78 | 2020 Annual Report

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
In 2020, AES delivered on or exceeded all strategic and financial objectives. We completed construction of 2.3 GW of new projects and signed long-term PPAs for 3 GW of renewable capacity. Fluence, our joint venture with Siemens, maintained its leading global market share with 1 GW of projects delivered or awarded in 2020. Finally, following our efforts to reduce recourse debt, our Parent Company's credit rating was upgraded to investment grade by S&P. See Overview of our Strategy included in Item 1.—Business of this Form 10-K for further information.
Compared with last year, diluted earnings per share from continuing operations decreased $0.39, from $0.45 to $0.06. This decrease reflects higher impairments and losses on sales in the current period, lower contributions from DP&L primarily driven by lower regulated rates as a result of the changes in the ESP, lower demand at IPL and DP&L due to milder weather, lower contributions from Colombia due to drier hydrology and lower generation due to a life extension project at Chivor, and prior year net insurance recoveries; partially offset by lower income tax expense, and higher contributions from Chile due to net gains from early contract terminations at Angamos and a positive impact due to incremental capitalized interest, from Brazil due to a favorable revision to the GSF liability, from Panama due to higher availability and improved hydrology, and in the U.S. due to commencement of operations of the Southland Energy CCGTs and a gain on sale of land.
Adjusted EPS, a non-GAAP measure, increased $0.08, from $1.36 to $1.44, mainly due to higher availability and improved hydrology in Panama, commencement of operations of the Southland Energy CCGTs and a gain on sale of land in the U.S., a favorable revision to the GSF liability in Brazil, a lower adjusted tax rate, and a positive impact in Chile due to incremental capitalized interest; partially offset by lower contributions from our utilities in the U.S. primarily driven by lower regulated rates as a result of the changes in DP&L's ESP and lower demand due to milder weather, lower contributions from Colombia due to drier hydrology and lower generation due to a life extension project at Chivor, and prior year net insurance recoveries.

79 | 2020 Annual Report

Review of Consolidated Results of Operations

Years Ended December 31,	2020	2019	2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
(in millions, except per share amounts)
Revenue:
US and Utilities SBU	$3,918	$4,058	$4,230	-3%	-4%
South America SBU	3,159	3,208	3,533	-2%	-9%
MCAC SBU	1,766	1,882	1,728	-6%	9%
Eurasia SBU	828	1,047	1,255	-21%	-17%
Corporate and Other	231	46	41	NM	12%
Eliminations	(242)	(52)	(51)	NM	2%
Total Revenue	9,660	10,189	10,736	-5%	-5%
Operating Margin:
US and Utilities SBU	638	754	733	-15%	3%
South America SBU	1,243	873	1,017	42%	-14%
MCAC SBU	559	487	534	15%	-9%
Eurasia SBU	186	188	227	-1%	-17%
Corporate and Other	120	39	58	NM	-33%
Eliminations	(53)	8	4	NM	100%
Total Operating Margin	2,693	2,349	2,573	15%	-9%
General and administrative expenses	(165)	(196)	(192)	-16%	2%
Interest expense	(1,038)	(1,050)	(1,056)	-1%	-1%
Interest income	268	318	310	-16%	3%
Loss on extinguishment of debt	(186)	(169)	(188)	10%	-10%
Other expense	(53)	(80)	(58)	-34%	38%
Other income	75	145	72	-48%	NM
Gain (loss) on disposal and sale of business interests	(95)	28	984	NM	-97%
Asset impairment expense	(864)	(185)	(208)	NM	-11%
Foreign currency transaction gains (losses)	55	(67)	(72)	NM	-7%
Other non-operating expense	(202)	(92)	(147)	NM	-37%
Income tax expense	(216)	(352)	(708)	-39%	-50%
Net equity in earnings (losses) of affiliates	(123)	(172)	39	-28%	NM
INCOME FROM CONTINUING OPERATIONS	149	477	1,349	-69%	-65%
Loss from operations of discontinued businesses, net of income tax expense of $0, $0, and $2, respectively	—	—	(9)	—%	-100%
Gain from disposal of discontinued businesses, net of income tax expense of $0, $0, and $44, respectively	3	1	225	NM	-100%
NET INCOME	152	478	1,565	-68%	-69%
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(106)	(175)	(364)	-39%	-52%
Less: Loss from discontinued operations attributable to noncontrolling interests	—	—	2	—%	-100%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$46	$303	$1,203	-85%	-75%
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$43	$302	$985	-86%	-69%
Income from discontinued operations, net of tax	3	1	218	NM	-100%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$46	$303	$1,203	-85%	-75%
Net cash provided by operating activities	$2,755	$2,466	$2,343	12%	5%
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

80 | 2020 Annual Report

Consolidated Revenue and Operating Margin
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue
(in millions)

Consolidated Revenue — Revenue decreased $529 million, or 5%, in 2020 compared to 2019. Excluding the unfavorable FX impact of $182 million, primarily in South America, this decrease was driven by:
•$229 million in Eurasia driven by the sale of the Northern Ireland businesses in June 2019 and lower generation in Vietnam;
•$140 million in US and Utilities mainly driven by a decrease in energy pass-through rates and lower demand due to the COVID-19 pandemic in El Salvador, lower regulated rates as a result of the changes in DP&L's ESP, lower retail sales demand at IPL and DPL primarily due to milder weather and COVID-19 pandemic impacts, and decreased capacity sales, at Southland due to unit retirements, and at DPL due to the sale and closure of generation facilities. These decreases were partially offset by increased capacity sales at Southland Energy due to the commencement of the PPAs; and
•$88 million in MCAC mainly driven by lower generation and volume pass-through fuel revenue in Mexico, the disconnection of the Estrella del Mar I power barge from the grid in Panama, and lower market prices, spot sales and demand in both the Dominican Republic and at the Colon combined cycle facility in Panama. These decreases were partially offset by higher LNG sales in the Dominican Republic, driven by the Eastern Pipeline COD in 2020.
These unfavorable impacts were partially offset by an increase of $115 million in South America driven by revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence and recovery of previously expensed payments from customers in Chile, partially offset by drier hydrology and lower generation in Colombia due to a life extension project being performed at the Chivor hydro plant, lower pass-through coal prices, spot prices, and lower generation in Chile, and lower energy and capacity prices (Resolution 31/2020) in Argentina.

81 | 2020 Annual Report

Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $344 million, or 15%, in 2020 compared to 2019. Excluding the unfavorable impact of FX of $50 million, primarily in South America, this increase was driven by:
•$423 million in South America primarily due to the drivers discussed above, as well as a $184 million favorable revision to the GSF liability at Tietê related to the passage of a regulation providing concession extensions to hydro plants as compensation for prior period non-hydrological risk charges incorrectly assessed by the regulator; and
•$72 million in MCAC mostly due to higher availability at Changuinola due to the tunnel lining upgrade in 2019, improved hydrology in Panama, and higher LNG sales in the Dominican Republic, partially offset by prior year insurance recoveries associated with the lightning incident at the Andres facility in 2018, current year outage due to Andres steam turbine failure, and the disconnection of the Estrella del Mar I power barge from the grid in Panama.
These favorable impacts were partially offset by a decrease of $116 million in US and Utilities mostly due to lower regulated rates as a result of the changes in DP&L's ESP, lower retail sales demand at DPL and IPL primarily due to milder weather and COVID-19 pandemic impacts, lower capacity sales due to the retirement of units at Southland, a favorable revision to the ARO at DPL, and cost recoveries from DPL's joint owners of Stuart and Killen in 2019, partially offset by increased capacity sales at Southland Energy due to the commencement of the PPAs, and lower depreciation expense at Southland due to the extension of the water board permits.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue
(in millions)

Consolidated Revenue — Revenue decreased $547 million, or 5%, in 2019 compared to 2018. Excluding the unfavorable FX impact of $133 million, primarily in South America, this decrease was driven by:
•$229 million in South America primarily driven by lower generation and prices in Argentina and lower contract sales and generation in Chile;

82 | 2020 Annual Report

•$173 million in Eurasia primarily due to the sales of the Masinloc power plant in March 2018 and the Northern Ireland businesses in June 2019; and
•$172 million in US and Utilities primarily driven by the closure of generation facilities at DPL in the first half of 2018 and Shady Point in May 2019, and lower energy prices and sales due to higher temperatures and other favorable market conditions present in 2018 as compared to 2019 at Southland, partially offset by price increases due to the 2018 rate orders at IPL and DPL and an increase in energy pass-through costs in El Salvador.
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
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $224 million, or 9%, in 2019 compared to 2018. Excluding the unfavorable impact of FX of $46 million, primarily in South America, this decrease was driven by:
•$107 million in South America primarily due to the drivers discussed above;
•$46 million in MCAC due to the outage at Changuinola as a result of upgrading the tunnel lining and lower hydrology in Panama as compared to the prior year, partially offset by the business interruption insurance recoveries at the Andres facility in Dominican Republic, higher contract sales at Panama, and the commencement of operations at the Colon combined cycle facility in Panama; and
•$31 million in Eurasia primarily due to the drivers discussed above, partially offset by lower depreciation at the Jordan plants due to their classification as held-for-sale.
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
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses include expenses related to corporate staff functions and initiatives, executive management, finance, legal, human resources, and information systems, as well as global development costs.
General and administrative expenses decreased $31 million, or 16%, to $165 million for 2020 compared to $196 million for 2019, primarily due to a higher reallocation of information technology costs to the SBUs and lower professional fees, partially offset by higher development costs.
General and administrative expenses increased $4 million, or 2%, to $196 million for 2019 compared to $192 million for 2018, with no material drivers.

83 | 2020 Annual Report

Interest expense
Interest expense decreased $12 million, or 1%, to $1,038 million for 2020, compared to $1,050 million for 2019 primarily due to incremental capitalized interest in Chile and lower interest rates due to refinancing at the Parent Company, partially offset by lower capitalized interest due to the commencement of operations at the Alamitos and Huntington Beach facilities in February 2020.
Interest expense decreased $6 million, or 1%, to $1,050 million for 2019, compared to $1,056 million for 2018 primarily due to the debt refinancing at the Parent Company and DPL, and favorable foreign currency translation at AES Brasil, partially offset by lower capitalized interest due to the commencement of operations at Colon in September 2018, a decrease in AFUDC for the Eagle Valley CCGT project at IPL, and the loss of hedge accounting at Alto Maipo in 2018, which resulted in favorable unrealized mark-to-market adjustments recognized within interest expense.
Interest income
Interest income decreased $50 million, or 16%, to $268 million for 2020, compared to $318 million for 2019 primarily to the decrease of the LIBOR rate on receivables in Argentina, a lower loan receivable balance at Mong Duong, and a lower average interest rate at AES Brasil.
Interest income increased $8 million, or 3%, to $318 million for 2019, compared to $310 million for 2018 primarily in South America driven by a higher average interest rate on CAMMESA receivables.
Loss on extinguishment of debt
Loss on extinguishment of debt increased $17 million, or 10%, to $186 million for 2020, compared to $169 million for 2019. This increase was primarily due to losses of $145 million and $34 million at the Parent Company and DPL, respectively, resulting from the redemption of senior notes and a $16 million loss resulting from the Panama refinancing in 2020. These increases were partially offset by losses of $45 million at DPL, $31 million at Mong Duong, $29 million at Gener, $28 million at Colon, and $24 million at Cochrane in 2019 resulting from the redemption or refinancing of senior notes.
Loss on extinguishment of debt decreased $19 million, or 10% to $169 million for 2019, compared to $188 million for 2018. This decrease was primarily due to losses of $171 million at the Parent Company resulting from the redemption of senior notes in 2018 compared to the 2019 losses discussed above.
See Note 11—Debt included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Other income
Other income decreased $70 million, or 48%, to $75 million for 2020, compared to $145 million for 2019 primarily due to the prior year gains on insurance recoveries associated with property damage at the Andres facility and upgrading the tunnel lining at Changuinola, partially offset by the current year gain on sale of Redondo Beach land at Southland.
Other income increased $73 million to $145 million for 2019, compared to $72 million for 2018 primarily due to gains on insurance recoveries associated with property damage at the Andres facility and upgrading the tunnel lining at Changuinola. These increases were partially offset by a gain on remeasurement of contingent liabilities for projects in Hawaii in 2018.
Other expense
Other expense decreased $27 million, or 34%, to $53 million for 2020, compared to $80 million for 2019 primarily due to prior year losses recognized at commencement of sales-type leases at Distributed Energy, the prior year loss on disposal of assets at Changuinola associated with upgrading the tunnel lining, and lower defined benefit plan costs at IPL in 2020, partially offset by a loss on sale of Stabilization Fund receivables in Chile and compliance with an arbitration decision in 2020.
Other expense increased $22 million, or 38% to $80 million for 2019, compared to $58 million for 2018 primarily due to losses recognized at commencement of sales-type leases at Distributed Energy and the loss on disposal of assets at Changuinola associated with upgrading the tunnel lining in 2019. This was partially offset by

84 | 2020 Annual Report

the loss on disposal of assets resulting from damage associated with a lightning incident at the Andres facility in the Dominican Republic in 2018.
See Note 21—Other Income and Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Gain (loss) on disposal and sale of business interests
Loss on disposal and sale of business interests was $95 million for 2020, primarily due to the loss on sale of Uruguaiana and the loss on the settlement of the arbitration related to the sale of Kazakhstan HPPs, partially offset by the gain on sale of OPGC; as compared to a gain of $28 million for 2019 primarily due to the gain on sale of a portion of our interest in sPower's operating assets, the gain on the merger of Simple Energy to form Uplight, and the gain on transfer of Stuart and Killen, partially offset by the loss on sale of Kilroot and Ballylumford.
Gain on disposal and sale of business interests decreased to $28 million for 2019 as compared to $984 million for 2018, primarily due to the 2018 gains on sale of Masinloc of $772 million, CTNG of $126 million, and Electrica Santiago of $70 million.
See Note 25—Held-For-Sale and Dispositions and Note 8—Investments in and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Asset impairment expense
Asset impairment expense increased $679 million to $864 million for 2020, compared to $185 million for 2019. This increase was primarily driven by a $781 million impairment related to certain coal-fired plants at AES Gener and a $30 million impairment of the Estrella del Mar I power barge in Panama, compared to a $115 million prior year impairment at Kilroot and Ballylumford upon meeting the held-for-sale criteria in 2019.
Asset impairment expense decreased $23 million, or 11%, to $185 million for 2019, compared to $208 million for 2018. This decrease was primarily driven by $115 million as a result of an impairment analysis performed at Kilroot and Ballylumford upon meeting the held-for-sale criteria in 2019 and $60 million at Hawaii due to a decrease in the economic useful life of the coal-fired asset, compared to 2018 impairments of $157 million at Shady Point due to an unfavorable economic outlook creating uncertainty around future cash flows and $37 million at Nejapa due to the landfill owner's failure to perform improvements necessary to continue extracting gas.
See Note 22—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Foreign currency transaction gains (losses)
Foreign currency transaction gains (losses) in millions were as follows:

Years Ended December 31,	2020	2019	2018
Argentina (1)	$29	$(73)	$(71)
Corporate	21	(1)	11
Other	5	7	(12)
Total (2)	$55	$(67)	$(72)
_____________________________
(1)    Primarily associated with the peso-denominated energy receivable indexed to the USD through the FONINVEMEM agreement which is considered a foreign currency derivative. See Note 7—Financing Receivables included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
(2)    Includes gains of $57 million, losses of $31 million, and gains of $23 million on foreign currency derivative contracts for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company recognized net foreign currency transaction gains of $55 million for the year ended December 31, 2020, primarily driven by realized and unrealized gains on foreign currency derivatives related to government receivables in Argentina and unrealized gains at the Parent Company resulting from the appreciation of intercompany receivables denominated in Euro.
The Company recognized net foreign currency transaction losses of $67 million for the year ended December 31, 2019, primarily driven by unrealized losses on foreign currency derivatives related to government receivables in Argentina and unrealized losses associated with the devaluation of long-term receivables denominated in the Argentine peso.

85 | 2020 Annual Report

The Company recognized net foreign currency transaction losses of $72 million for the year ended December 31, 2018, primarily due to the devaluation of long-term receivables denominated in Argentine pesos, partially offset by gains at the Parent Company related to foreign currency derivatives.
Other non-operating expense
Other non-operating expense was $202 million and $92 million in 2020 and 2019, respectively, due to the other-than-temporary impairment of the OPGC equity method investment. In December 2019, an other-than-temporary impairment of $92 million was identified at OPGC primarily due to the estimated market value of the Company's investment and other negative developments impacting future expected cash flows at the investee. In March 2020, the Company recognized an additional $43 million other-than-temporary impairment due to the economic slowdown. In June 2020, the Company agreed to sell its entire stake in the OPGC investment, resulting in an other-than-temporary impairment of $158 million.
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
Income tax expense
Income tax expense decreased $136 million to $216 million in 2020 as compared to $352 million for 2019. The Company's effective tax rates were 44% and 35% for the years ended December 31, 2020 and 2019.
The net increase in the 2020 effective tax rate was primarily due to the 2020 impacts of the other-than-temporary impairment of the OPGC equity method investment and the loss on sale of the Company’s entire interest in AES Uruguaiana, partially offset by the recognition of a federal ITC for the Na Pua Makani wind facility in Hawaii. Further, the 2019 rate was impacted by the items described below. See Note 25—Held-for-Sale and Dispositions included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for details of the sales.
Income tax expense decreased $356 million to $352 million in 2019 as compared to $708 million for 2018. The Company's effective tax rate was 35% for both years ended December 31, 2019 and 2018.
The 2019 effective tax rate was impacted by the nondeductible losses on the sale of the Company's entire 100% interest in the Kilroot coal and oil-fired plant and energy storage facility and the Ballylumford gas-fired plant in the United Kingdom and associated asset impairments. Further impacting the 2019 effective tax rate were the effects of the Argentine peso devaluation to tax expense, as well as to pretax income for nondeductible unrealized losses on foreign currency derivatives related to government receivables in Argentina. The 2018 effective tax rate was impacted by the increase in the Staff Accounting Bulletin No.118 ("SAB 118") adjustment with respect to the estimate of the one-time transition tax and deferred tax remeasurement under the TCJA. This impact was partially offset by the impact of the sale of the Company’s entire 51% equity interest in Masinloc. See Note 25—Held-for-Sale and Dispositions included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for details of the sales.
Our effective tax rate reflects the tax effect of significant operations outside the U.S., which are generally taxed at rates different than the U.S. statutory rate. Foreign earnings may be taxed at rates higher than the U.S. corporate rate of 21% and are also subject to current U.S. taxation under the GILTI rules introduced by the TCJA. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate. The Company also benefits from reduced tax rates in certain countries as a result of satisfying specific commitments regarding employment and capital investment. See Note 23—Income Taxes included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for addition information regarding these reduced rates.
Net equity in earnings (losses) of affiliates
Net equity in losses of affiliates decreased $49 million, or 28%, to $123 million in 2020, compared to $172 million in 2019. This was primarily driven by a $31 million increase in earnings due to lower long-lived asset impairments at Guacolda, Gener's 50%-owned equity affiliate, during 2020 as compared to 2019.
Net equity in earnings of affiliates decreased $211 million to losses of $172 million in 2019, compared to earnings of $39 million in 2018. This was primarily driven by a $158 million decrease in earnings due to a long-lived

86 | 2020 Annual Report

asset impairment at Guacolda, a $19 million decrease in earnings at OPGC due to a contract termination charge, and a $20 million decrease in earnings at sPower due to the impairment of certain development projects.
See Note 8—Investments In and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Net income from discontinued operations
Net income from discontinued operations was $3 million and $1 million for the years ended December 31, 2020 and 2019, respectively, with no material drivers.
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
See Note 24—Discontinued Operations included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $69 million, or 39%, to $106 million in 2020, compared to $175 million in 2019. This decrease was primarily due to:
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
These increases were partially offset by:
•Higher earnings in Brazil due to the favorable revision of the GSF liability; and
•Prior year losses on extinguishment of debt at Mong Duong and Colon.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $187 million, or 52%, to $175 million in 2019, compared to $362 million in 2018. This decrease was primarily due to:
•Gains on sales of Electrica Santiago and CTNG in Chile in 2018;
•Lower earnings in Chile in 2019 primarily due to long-lived asset impairment at Guacolda, losses on extinguishment of debt, and lower contracted energy sales and prices;
•HLBV allocation of losses to noncontrolling interests at Distributed Energy as a result of renewable projects reaching COD in 2019; and
•Lower earnings in Panama in 2019 primarily due to lower hydrology and the outage at Changuinola as a result of upgrading the tunnel lining.
These decreases were partially offset by:
•Other-than-temporary impairment of Guacolda in 2018.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $257 million, or 85%, to $46 million in 2020, compared to $303 million in 2019. This decrease was primarily due to:
•Long-lived asset impairments at Gener and Panama;
•Net impact of current and prior year other-than-temporary impairments of OPGC;
•Higher losses on extinguishment of debt in the current year, primarily due to major refinancings at the Parent Company;
•Lower margins at our US and Utilities SBU;

87 | 2020 Annual Report

•Losses on sale of Uruguaiana and the Kazakhstan HPPs as a result of the final arbitration decision; and
•Prior year net insurance recoveries at Andres.
These decreases were partially offset by:
•Prior year long-lived asset impairments at Kilroot and Ballylumford;
•Net impact of current and prior year long-lived asset impairments at Guacolda;
•Prior year unrealized losses on foreign currency derivatives related to government receivables in Argentina;
•Higher margins at our South America and MCAC SBUs;
•Lower income tax expense;
•Lower interest expense due to incremental capitalized interest in Chile; and
•Gain on sale of land held by AES Redondo Beach at Southland.
Net income attributable to The AES Corporation decreased $900 million, or 75% to $303 million in 2019, compared to $1,203 million in 2018. This decrease was primarily due to:
•Gains on the sales of Masinloc, Eletropaulo (reflected within discontinued operations), CTNG and Electrica Santiago in 2018, net of tax;
•Long-lived asset impairments at Guacolda, Hawaii, Kilroot and Ballylumford, and other-than-temporary impairment at OPGC in 2019;
•Loss on sale at Kilroot and Ballylumford in 2019;
•Losses on extinguishment of debt at DPL, AES Gener, Mong Duong, and Colon in 2019;
•Losses recognized at commencement of sales-type leases at Distributed Energy in 2019;
•The impact of sold businesses in our Eurasia SBU;
•Lower margins at Argentina and Chile in 2019, primarily due to lower generation; and
•Lower margins at Changuinola in 2019, driven by the outage as a result of upgrading the tunnel lining and lower hydrology in Panama.
These decreases were partially offset by:
•Income tax expense in 2018 to finalize the initial impact of U.S. tax reform enacted in December 2017;
•Loss on extinguishment of debt at the Parent Company in 2018;
•Long-lived asset impairments at Shady Point and Nejapa, and other-than-temporary impairment at Guacolda in 2018;
•Gains on insurance proceeds in 2019, associated with the lightning incident at the Andres facility in 2018 and the Changuinola tunnel leak;
•Gain on sale of a portion of our interest in sPower’s operating assets and gain on disposal of Stuart and Killen at DPL in 2019; and
•Higher earnings at our US and Utilities SBU in 2019, primarily as a result of renewable projects that came online.
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

88 | 2020 Annual Report

For the year ended December 31, 2020, the Company changed the definitions of Adjusted Operating Margin, Adjusted PTC and Adjusted EPS to exclude net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. We believe the inclusion of the effects of this non-recurring transaction would result in a lack of comparability in our results of operations and would distort the metrics that our investors use to measure us.
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

Reconciliation of Adjusted Operating Margin (in millions)	Years Ended December 31,
	2020	2019	2018
Operating Margin	$2,693	$2,349	$2,573
Noncontrolling interests adjustment (1)	(831)	(670)	(686)
Unrealized derivative losses	24	11	19
Disposition/acquisition losses	24	15	21
Net gains from early contract terminations at Angamos	(182)	—	—
Restructuring costs (2)	—	—	1
Total Adjusted Operating Margin	$1,728	$1,705	$1,928
_____________________________
(1)The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.
(2)In February 2018, the Company announced a reorganization as a part of its ongoing strategy to simplify its portfolio, optimize its cost structure and reduce its carbon intensity.

89 | 2020 Annual Report

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
The GAAP measure most comparable to Adjusted PTC is income from continuing operations attributable to The AES Corporation. We believe that Adjusted PTC better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company's internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions or equity securities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests, retire debt or implement restructuring initiatives, and the non-recurring nature of the impact of the early contract terminations at Angamos, which affect results in a given period or periods. In addition, Adjusted PTC represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company's results.
Adjusted PTC should not be construed as an alternative to income from continuing operations attributable to The AES Corporation, which is determined in accordance with GAAP.

Reconciliation of Adjusted PTC (in millions)	Years Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$43	$302	$985
Income tax expense attributable to The AES Corporation	130	250	563
Pre-tax contribution	173	552	1,548
Unrealized derivative and equity securities losses	3	113	33
Unrealized foreign currency losses (gains)	(10)	36	51
Disposition/acquisition losses (gains)	112	12	(934)
Impairment losses	928	406	307
Loss on extinguishment of debt	223	121	180
Net gains from early contract terminations at Angamos	(182)	—	—
Total Adjusted PTC	$1,247	$1,240	$1,185

90 | 2020 Annual Report

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
The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. We believe that Adjusted EPS better reflects the underlying business performance of the Company and is considered in the Company's internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions or equity securities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests, retire debt or implement restructuring initiatives, the one-time impact of the 2017 U.S. tax law reform and subsequent period adjustments related to enactment effects, and the non-recurring nature of the impact of the early contract terminations at Angamos, which affect results in a given period or periods. Adjusted EPS should not be construed as an alternative to diluted earnings per share from continuing operations, which is determined in accordance with GAAP.

91 | 2020 Annual Report

Reconciliation of Adjusted EPS	Years Ended December 31,
	2020		2019		2018
Diluted earnings (loss) per share from continuing operations	$0.06		$0.45		$1.48
Unrealized derivative and equity securities losses	0.01		0.17	(1)	0.05
Unrealized foreign currency losses (gains)	(0.01)		0.05	(2)	0.09	(3)
Disposition/acquisition losses (gains)	0.17	(4)	0.02	(5)	(1.41)	(6)
Impairment losses	1.39	(7)	0.61	(8)	0.46	(9)
Loss on extinguishment of debt	0.33	(10)	0.18	(11)	0.27	(12)
Net gains from early contract terminations at Angamos	(0.27)	(13)	—		—
U.S. Tax Law Reform Impact	0.02	(14)	(0.01)		0.18	(15)
Less: Net income tax expense (benefit)	(0.26)	(16)	(0.11)	(17)	0.12	(18)
Adjusted EPS	$1.44		$1.36		$1.24
_____________________________
(1)Amount primarily relates to unrealized derivative losses in Argentina of $89 million, or $0.13 per share, mainly associated with foreign currency derivatives on government receivables.
(2)Amount primarily relates to unrealized FX losses in Argentina of $25 million, or $0.04 per share, mainly associated with the devaluation of long-term receivables denominated in Argentine pesos, and unrealized FX losses at the Parent Company of $12 million, or $0.02 per share, mainly associated with intercompany receivables denominated in Euro.
(3)Amount primarily relates to unrealized FX losses of $22 million, or $0.03 per share, associated with the devaluation of long-term receivables denominated in Argentine pesos, and unrealized FX losses of $14 million, or $0.02 per share, on intercompany receivables denominated in Euro and British pounds at the Parent Company.
(4)Amount primarily relates to loss on sale of Uruguaiana of $85 million, or $0.13 per share, loss on sale of the Kazakhstan HPPs of $30 million, or $0.05 per share, as a result of the final arbitration decision, and advisor fees associated with the successful acquisition of additional ownership interest in AES Brasil of $9 million, or $0.01 per share; partially offset by gain on sale of OPGC of $23 million, or $0.03 per share.
(5)Amount primarily relates to losses recognized at commencement of sales-type leases at Distributed Energy of $36 million, or $0.05 per share, and loss on sale of Kilroot and Ballylumford of $31 million, or $0.05 per share; partially offset by gain on sale of a portion of our interest in sPower’s operating assets of $28 million, or $0.04 per share, gain on disposal of Stuart and Killen at DPL of $20 million, or $0.03 per share, and gain on sale of ownership interest in Simple Energy as part of the Uplight merger of $12 million, or $0.02 per share.
(6)Amount primarily relates to gain on sale of Masinloc of $772 million, or $1.16 per share, gain on sale of CTNG of $86 million, or $0.13 per share, gain on sale of Electrica Santiago of $36 million, or $0.05 per share, gain on remeasurement of contingent consideration at AES Oahu of $32 million, or $0.05 per share, gain on sale related to the Company's contribution of AES Advancion energy storage to the Fluence joint venture of $23 million, or $0.03 per share, and realized derivative gains associated with the sale of Eletropaulo of $21 million, or $0.03 per share; partially offset by loss on disposal of the Beckjord facility and additional shutdown costs related to Stuart and Killen at DPL of $21 million, or $0.03 per share.
(7)Amount primarily relates to asset impairments at Gener of $527 million, or $0.79 per share, other-than-temporary impairment of OPGC of $201 million, or $0.30 per share, impairments at our Guacolda and sPower equity affiliates, impacting equity earnings by $85 million, or $0.13 per share, and $57 million, or $0.09 per share, respectively; impairment at Hawaii of $38 million, or $0.06 per share, and impairment at Panama of $15 million, or $0.02 per share.
(8)Amount primarily relates to asset impairments at Kilroot and Ballylumford of $115 million, or $0.17 per share, and Hawaii of $60 million, or $0.09 per share; impairments at our Guacolda and sPower equity affiliates, impacting equity earnings by $105 million, or $0.16 per share, and $21 million, or $0.03 per share, respectively; and other-than-temporary impairment of OPGC of $92 million, or $0.14 per share.
(9)Amount primarily relates to asset impairments at Shady Point of $157 million, or $0.24 per share, and Nejapa of $37 million, or $0.06 per share, and other-than-temporary impairment of Guacolda of $96 million, or $0.14 per share.
(10)Amount primarily relates to losses on early retirement of debt at the Parent Company of $146 million, or $0.22 per share, DPL of $32 million, or $0.05 per share, Angamos of $17 million, or $0.02 per share, and Panama of $11 million, or $0.02 per share.
(11)Amount primarily relates to losses on early retirement of debt at DPL of $45 million, or $0.07 per share, AES Gener of $35 million, or $0.05 per share, Mong Duong of $17 million, or $0.03 per share, and Colon of $14 million, or $0.02 per share.
(12)Amount primarily relates to loss on early retirement of debt at the Parent Company of $171 million, or $0.26 per share.
(13)Amount relates to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $182 million, or $0.27 per share.
(14)Amount represents adjustment to tax law reform remeasurement due to incremental deferred taxes related to DPL of $16 million, or $0.02 per share.
(15)Amount relates to a SAB 118 charge to finalize the provisional estimate of one-time transition tax on foreign earnings of $194 million, or $0.29 per share, partially offset by a SAB 118 income tax benefit to finalize the provisional estimate of remeasurement of deferred tax assets and liabilities to the lower corporate tax rate of $77 million, or $0.11 per share.
(16)Amount primarily relates to income tax benefits associated with the impairments at Gener and Guacolda of $164 million, or $0.25 per share, and income tax benefits associated with losses on early retirement of debt at the Parent Company of $31 million, or $0.05 per share; partially offset by income tax expense related to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $49 million, or $0.07 per share.
(17)Amount primarily relates to the income tax benefits associated with the impairments at OPGC of $23 million, or $0.03 per share, Guacolda of $13 million, or $0.02 per share, Hawaii of $13 million, or $0.02 per share, and Kilroot and Ballylumford of $11 million, or $0.02 per share, and income tax benefits associated with losses on early retirement of debt of $24 million, or $0.04 per share; partially offset by an adjustment to income tax expense related to 2018 gains on sales of business interests, primarily Masinloc, of $25 million, or $0.04 per share.
(18)Amount primarily relates to the income tax expense under the GILTI provision associated with the gains on sales of business interests, primarily Masinloc, of $97 million, or $0.15 per share, and income tax expense associated with gains on sale of CTNG of $36 million, or $0.05 per share, and Electrica Santiago of $13 million, or $0.02 per share; partially offset by income tax benefits associated with the loss on early retirement of debt at the Parent Company of $36 million, or $0.05 per share, and income tax benefits associated with the impairment at Shady Point of $33 million, or $0.05 per share.

92 | 2020 Annual Report

US and Utilities SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2020	2019	2018	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	$ Change 2019 vs. 2018	% Change 2019 vs. 2018
Operating Margin	$638	$754	$733	$(116)	-15%	$21	3%
Adjusted Operating Margin (1)	577	659	678	(82)	-12%	(19)	-3%
Adjusted PTC (1)	505	569	511	(64)	-11%	58	11%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Fiscal year 2020 versus 2019
Operating Margin decreased $116 million, or 15%, which was driven primarily by the following (in millions):

Decrease at DPL due to lower regulated retail margin primarily due to changes to DP&L’s ESP and lower volumes mainly from milder weather	$(63)
Decrease due to the sale and closure of generation facilities at DPL, including a credit to depreciation expense in 2019 as a result of a reduction to an ARO liability and cost recoveries from DPL's joint owners of Stuart and Killen in the prior year	(50)
Decrease at Southland driven by higher losses from commodity derivatives and lower capacity sales due to unit retirements, partially offset by lower depreciation expense	(47)
Decrease at IPL primarily due to lower retail margin driven by lower volumes from milder weather and lower demand from the impact of COVID-19, partially offset by lower maintenance expense from scheduled plant outages	(36)
Decrease at Hawaii primarily driven by lower availability due to increasing forced outages and higher expenses related to the shortened useful life of the coal plant	(20)
Increase at Southland Energy due to the CCGT units beginning commercial operations during Q1 2020	113
Other	(13)
Total US and Utilities SBU Operating Margin Decrease	$(116)
Adjusted Operating Margin decreased $82 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives and costs associated with dispositions of business interests.
Adjusted PTC decreased $64 million, primarily driven by the decrease in Adjusted Operating Margin described above and increased interest expense primarily at Southland Energy due to lower capitalized interest following completion of the CCGT units and new debt issuances, partially offset by a gain on sale of land held by AES Redondo Beach at Southland, lower pension expense at IPL, and an increase in allocation of earnings from equity affiliates driven by renewable projects that came online in 2020 at sPower.
Fiscal year 2019 versus 2018
Operating Margin increased $21 million, or 3%, which was driven primarily by the following (in millions):

Increase at IPL primarily driven by higher retail rates following the 2018 rate order, partially offset by lower volumes due to unfavorable weather and higher maintenance expense related to distribution line clearance	$59
Increase at DPL due to the 2018 distribution rate order, including the decoupling rider which is designed to eliminate the impacts of weather and demand, partially offset by changes to DPL's ESP	22
Decrease due to the sale and closure of generation facilities at Shady Point and DPL, including cost recoveries from DPL's joint owners of Stuart and Killen	(47)
Decrease in Puerto Rico mainly driven by an increase of rock ash disposal	(23)
Other	10
Total US and Utilities SBU Operating Margin Increase	$21
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

93 | 2020 Annual Report

South America SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2020	2019	2018	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	$ Change 2019 vs. 2018	% Change 2019 vs. 2018
Operating Margin	$1,243	$873	$1,017	$370	42%	$(144)	-14%
Adjusted Operating Margin (1)	550	499	612	51	10%	(113)	-18%
Adjusted PTC (1)	534	504	519	30	6%	(15)	-3%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses. In addition, AES owned 24.35% of AES Brasil until August 2020 when ownership increased to 42.85%, and increased again to 44.13% in December 2020 due to acquisition of additional shares in the company.
Fiscal year 2020 versus 2019
Operating Margin increased $370 million, or 42%, which was driven primarily by the following (in millions):

Increase in Chile primarily related to early contract terminations at Angamos	$302
Increase in Brazil mainly due to a reduction in cost of sales as a result of a revision to the GSF liability, partially offset by depreciation of the Brazilian real against the USD	140
Recovery of previously expensed payments from customers in Chile	57
Lower reservoir levels as a result of the life extension project at Chivor during Q1 2020 and drier hydrology in Colombia	(108)
Lower capacity prices (Resolution 31/2020) in Argentina partially offset by the impact of new wind projects beginning commercial operations in 2020	(21)
Total South America SBU Operating Margin Increase	$370
Adjusted Operating Margin increased $51 million primarily due to the drivers above, adjusted for NCI and the net gains on early contract terminations at Angamos.
Adjusted PTC increased $30 million, mainly driven by the increase in Adjusted Operating Margin described above, as well as lower interest expense due to incremental capitalized interest at Alto Maipo. These positive impacts were partially offset by realized FX losses and lower interest income primarily driven by lower interest rates on CAMMESA receivables in Argentina, and higher interest expense in Brazil due to higher inflation rates.
Fiscal year 2019 versus 2018
Operating Margin decreased $144 million, or 14%, which was driven primarily by the following (in millions):

Decrease in Argentina primarily driven by lower generation and lower energy and capacity prices as defined by resolution 1/2019, which modified generators' remuneration schemes	$(59)
Decrease due to the depreciation of the Colombian peso and Brazilian real against the USD, offset by savings in fixed costs as a result of the depreciation of the Argentine peso	(38)
Decrease in Chile primarily due to lower contracted energy sales and lower efficient plant availability, partially offset by lower spot prices on energy purchases	(30)
Decrease due to the sale of Electrica Santiago and the transmission lines in 2018	(21)
Decrease in Chile primarily due to higher fixed costs associated with IT initiatives and realized FX losses related to forward instruments, partially offset by savings on employee expenses	(11)
Decrease in Brazil primarily driven by lower spot sales and prices, partially offset by higher contracted energy sales	(10)
Increase in Colombia due to higher spot prices primarily driven by drier system hydrology	30
Increase in Brazil due to new solar plants in operation	10
Other	(15)
Total South America SBU Operating Margin Decrease	$(144)
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

94 | 2020 Annual Report

MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2020	2019	2018	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	$ Change 2019 vs. 2018	% Change 2019 vs. 2018
Operating Margin	$559	$487	$534	$72	15%	$(47)	-9%
Adjusted Operating Margin (1)	394	352	391	42	12%	(39)	-10%
Adjusted PTC (1)	287	367	300	(80)	-22%	67	22%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Fiscal year 2020 versus 2019
Operating Margin increased $72 million, or 15%, which was driven primarily by the following (in millions):

Higher availability in Panama mainly due to the outage of Changuinola in 2019 for the tunnel lining upgrade	$63
Increase in Panama driven by improved hydrology resulting in higher net spot market sales	43
Increase in Dominican Republic due to higher LNG sales margin driven by the Eastern Pipeline COD in 2020	27
Increase in Panama mainly driven by higher availability and capacity tank revenue and lower fixed costs, partially offset by lower energy sales margin at the Colon combined cycle plant	9
Decrease in Dominican Republic related to Andres facility due to steam turbine failure in 2020 and business interruption insurance recovered in 2019	(49)
Decrease in Panama driven by lower margin at the Estrella de Mar I power barge mainly due to disconnection from the grid in August 2020	(26)
Other	5
Total MCAC SBU Operating Margin Increase	$72
Adjusted Operating Margin increased $42 million primarily due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $80 million, mainly driven by insurance recoveries associated with property damage at Andres and Changuinola in 2019, partially offset by the increase in Adjusted Operating Margin described above.
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

95 | 2020 Annual Report

Eurasia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2020	2019	2018	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	$ Change 2019 vs. 2018	% Change 2019 vs. 2018
Operating Margin	$186	$188	$227	$(2)	-1%	$(39)	-17%
Adjusted Operating Margin (1)	142	148	194	(6)	-4%	(46)	-24%
Adjusted PTC (1)	177	159	222	18	11%	(63)	-28%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Fiscal year 2020 versus 2019
Operating Margin decreased $2 million, or 1%, which was driven primarily by the following (in millions):

Impact of the sale of Kilroot and Ballylumford businesses in June 2019	(6)
Other	4
Total Eurasia SBU Operating Margin Decrease	$(2)
Adjusted Operating Margin decreased $6 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $18 million, mainly driven by lower interest expense due to regular debt repayments in Bulgaria and a positive variance in OPGC equity earnings, partially offset by the decrease in Adjusted Operating Margin described above.
Fiscal year 2019 versus 2018
Operating Margin decreased $39 million, or 17%, which was driven primarily by the following (in millions):

Impact of the sale of Kilroot and Ballylumford businesses in June 2019	$(46)
Impact of the sale of the Masinloc power plant in March 2018	(24)
Lower depreciation at the Jordan plants due to their classification as held-for-sale	20
Other	11
Total Eurasia SBU Operating Margin Decrease	$(39)
Adjusted Operating Margin decreased $46 million, primarily due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $63 million, primarily driven by the decrease in Adjusted Operating Margin discussed above, as well as a decrease in earnings at OPGC and the sale of Elsta, our equity affiliate in the Netherlands.
Key Trends and Uncertainties
During 2021 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses, and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of this Form 10-K.
COVID-19 Pandemic
The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see Item 1A.—Risk Factors of this Form 10-K.
Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We derive approximately 85% of our total revenues from our regulated utilities and long-term sales and

96 | 2020 Annual Report

supply contracts or PPAs at our generation businesses, which contributes to a relatively stable revenue and cost structure at most of our businesses. The impact of the COVID-19 pandemic on the energy market materialized in our operational locations in the second quarter and was generally better than our revised expectations for the second half of 2020. Across our global portfolio, our utilities businesses experienced a low single digit percentage decline in the fourth quarter. Our business model outside of utilities is primarily based on take-or-pay contracts or tolling agreements, with limited exposure to demand. Any uncontracted portion of our generation business is exposed to increased price risk resulting from lower demand associated with the pandemic. We are also experiencing a decline in electricity spot prices in some of our markets due to lower system demand. While we cannot predict the length and magnitude of the pandemic or how it could impact global economic conditions, a delayed recovery with respect to demand may adversely impact our financial results for 2021.
We continue to monitor and manage our credit exposures in a prudent manner. Our credit exposures have continued in-line with historical levels and within the customary 45-60 day grace period. These impacts are expected to be partially offset by recoveries through U.S. regulatory rate-making mechanisms and a combination of the securitization of customer payment moratorium receivables and agreements with the generating companies in El Salvador. We have not experienced material credit-related impacts from our PPA offtakers due to the COVID-19 pandemic.
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
Additionally, the Company continues to monitor the potential impact of the COVID-19 pandemic on our financial results and operations, which may result in the need to record a valuation allowance against deferred tax assets in the jurisdictions where we operate.
Macroeconomic and Political
The macroeconomic and political environments in some countries where our subsidiaries conduct business have changed during 2020. This could result in significant impacts to tax laws and environmental and energy policies. Additionally, we operate in multiple countries and as such are subject to volatility in exchange rates at the subsidiary level. See Item 7A.—Quantitative and Qualitative Disclosures About Market Risk for further information.
Argentina — In the run up to the 2019 Presidential elections, the Argentine peso devalued significantly and the government of Argentina imposed capital controls and announced a restructuring of Argentina’s debt payments. Restrictions on the flow of capital have limited the availability of international credit, and economic conditions in Argentina have further deteriorated, triggering additional devaluation of the Argentine peso and a deterioration of the country’s risk profile. Following the election of Alberto Fernández in October 2019, the administration has been evaluating solutions to the Argentine economic crisis. On February 27, 2020, the Secretariat of Energy passed Resolution No. 31/2020 that includes the denomination of tariffs in local currency indexed by local inflation (currently delayed due to the COVID-19 pandemic), and reductions in capacity payments received by generators. These regulatory changes have negatively impacted our financial results. In addition, Argentina restructured its public debt in 2020 through an agreement with its international creditors. Although the situation in Argentina remains challenging, it has not had a material impact on our current exposures to date, and payments on the long-term receivables for the FONINVEMEM Agreements are current. For further information, see Note 7—Financing Receivables in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
Chile — In October 2019, Chile saw significant protests associated with economic conditions resulting in the declaration of a state of emergency in several major cities. In response to the social unrest, the Chilean government held a referendum in October 2020, which determined that a new constitution will be drafted by a constitutional convention. A second vote will be held alongside municipal and gubernatorial elections in April 2021 to elect the members of the constitutional convention. A third vote, which is expected to occur in 2022, would accept or reject the new constitution after it is drafted. Other initiatives to address the concerns of the protesters are under consideration by Congress and could result in regulatory or policy changes that may affect our results of operations in Chile.

97 | 2020 Annual Report

In November 2019, the Chilean government enacted Law 21,185 that establishes a Stabilization Fund for regulated energy prices. Historically, the government updated the prices for regulated energy contracts every six months to reflect the indexation the contracts have to exchange rates and commodities prices. The new law freezes regulated prices and does not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated into pricing in 2023. Consequently, costs incurred in excess of the July 1, 2019 price will be accumulated and borne by generators. The receivables will be paid by distribution companies and the face value will be recognized by a Tariff Decree issued by the regulator every six months. On December 31, 2020, AES Gener executed an agreement for the sale of $105 million of receivables generated pursuant the Tariff Stabilization Law at a discount of $20 million. Of the $85 million of net receivables outstanding pursuant the Tariff Stabilization Law, $23 million were collected by AES Gener in February 2021.
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
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Puerto Rico and AES Ilumina’s non-recourse debt of $238 million and $31 million, respectively, continue to be in technical default and are classified as current as of December 31, 2020. The Company is in compliance with its debt payment obligations as of December 31, 2020.
The Company's receivable balances in Puerto Rico as of December 31, 2020 totaled $55 million, of which $1 million was overdue. Despite the Title III protection, PREPA has been making substantially all of its payments to the generators in line with historical payment patterns.
On January 2, 2020, the Governor of Puerto Rico signed a bill that prohibits the disposal and unencapsulated beneficial use of coal combustion residuals in Puerto Rico. Prior to this bill's approval, the Company had put in place arrangements to dispose or beneficially use its coal ash and combustion residual outside of Puerto Rico.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $534 million is recoverable as of December 31, 2020.
Reference Rate Reform — In July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. On November 30, 2020, the ICE Benchmark Association ("IBA") announced it had begun consultation on its intention to cease publication of two specific LIBOR rates by December 31, 2021, while extending the timeline for the overnight, one-month, three-month, six-month, and 12-month USD LIBOR rates through June 30, 2023. The IBA expects to make separate announcements in this regard following the outcome of the consultation. AES holds a substantial amount of debt and derivative contracts referencing LIBOR as an interest rate benchmark. Although the full impact of the reform remains unknown, we have begun to engage with AES counterparties to discuss specific action items to be undertaken in order to prepare for amendments when they become due.
United States Tax Law Reform
Federal Taxes — In December 2017, the United States enacted the TCJA. The legislation significantly revised the U.S. corporate income tax system by, among other things, lowering the corporate income tax rate, introducing new limitations on interest expense deductions, subjecting foreign earnings in excess of an allowable return to current U.S. taxation, and adopting a semi-territorial corporate tax system. These changes impacted our 2018 and 2019 effective tax rates and may materially impact our effective tax rate in future periods. Furthermore, we anticipate that growth in our U.S. businesses and higher U.S. tax expense may fully utilize our remaining net operating loss carryforwards in the near term, which could lead to material cash tax payments in the United States. Our interpretation of the TCJA may change in the event the U.S. Treasury and the Internal Revenue Service issue additional guidance. The Company's effective tax rate in 2020 reflects the application of the GILTI high-tax exclusion under the final regulations published on July 23, 2020. This election reduced our provision for GILTI income from,

98 | 2020 Annual Report

among others, certain subsidiaries in Chile and the Dominican Republic. Should these subsidiaries fail to qualify for the exclusion under the regulations, the Company’s U.S. taxable income and consolidated income tax expense for 2020 may be materially impacted. These regulations may materially impact our future year effective tax rates and future cash tax obligations.
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
U.S. Renewable Tax Credits — The Consolidated Appropriations Act, 2021 ("CAA, 2021") became law on December 27, 2020. Included in the CAA, 2021 is the Taxpayer Certainty and Disaster Tax Relief Act of 2020 ("TCDTRA"), which extends the sunset or phase-down periods of federal tax credits related to the development and operation of certain renewable energy electric generating facilities, and provides new tax credit extension rules specifically applying to offshore wind power electric generating facilities. Specifically, the TCDTRA extends the 26% Investment Tax Credit for qualified solar projects beginning construction in 2021 and 2022 that are placed in service before January 1, 2026 and permits a 22% Investment Tax Credit for qualified projects beginning construction in 2023 that are placed in service before January 1, 2026. It also extends the 60% Production Tax Credit for onshore wind by one year, allowing qualified wind projects beginning construction in 2021 to be eligible.
In addition to the tax credit extenders, the TCDTRA provides for a five-year extension of the controlled foreign corporation look-through rule through 2025. Under this rule, dividends and interest paid by one controlled foreign subsidiary to another are exempt from U.S. tax. AES currently relies on the controlled foreign corporation look-through rule to exempt dividends and interest paid between foreign subsidiaries from current U.S. tax.
Decarbonization Initiatives
Several initiatives have been announced by regulators and offtakers in recent years, with the intention of reducing GHG emissions generated by the energy industry. Our strategy of shifting towards clean energy platforms, including renewable energy, energy storage, LNG, and modernized grids is designed to position us for continued growth while reducing our carbon intensity. The shift to renewables has caused certain customers to migrate to other low-carbon energy solutions and this trend may continue. Certain of our contracts contain clauses designed to compensate for early contract terminations, but we cannot guarantee full recovery. Although the Company cannot currently estimate the financial impact of these decarbonization initiatives, new legislative or regulatory programs further restricting carbon emissions could require material capital expenditures, result in a reduction of the estimated useful life of certain coal facilities, or have other material adverse effects on our financial results. For further discussion of our strategy of shifting towards clean energy platforms see Item 1—Executive Summary.
Chilean Decarbonization Plan — The Chilean government has announced an initiative to phase out coal power plants by 2040 and achieve carbon neutrality by 2050. On June 4, 2019, AES Gener signed an agreement with the Chilean government to cease the operation of two coal units for a total of 322 MW as part of the phase-out. Under the agreement, Ventanas 1 (114 MW) will cease operation in November 2022 and Ventanas 2 (208 MW) in May 2024; however AES Gener has announced its intention to accelerate the disconnection of these units. On December 26, 2020, the Chilean government issued Supreme Decree Number 42, which allows coal plants to remain connected to the grid in “strategic reserve status” for five years after ceasing operations, receive a reduced capacity payment, and dispatch, if necessary, to ensure the electric system’s reliability. On December 29, 2020, Ventanas 1 ceased operation and entered "strategic reserve status." Ventanas 2 is also expected to enter "strategic reserve status" in August 2021. See Item 1—Business—South America SBU—Chile for further discussion. Considering the information available as of the filing date, management believes the carrying amount of our coal-fired long-lived assets in Chile of $1.9 billion is recoverable as of December 31, 2020.
Puerto Rico Energy Public Policy Act — On April 11, 2019, the Governor of Puerto Rico signed the Puerto Rico Energy Public Policy Act (“the Act”) establishing guidelines for grid efficiency and eliminating coal as a source for electricity generation by January 1, 2028. The Act supports the accelerated deployment of renewables through the Renewable Portfolio Standard and the conversion of coal generating facilities to other fuel sources, with compliance targets of 40% by 2025, 60% by 2040, and 100% by 2050. AES Puerto Rico’s long-term PPA with PREPA expires November 30, 2027. PREPA and AES Puerto Rico have discussed different strategic alternatives, but have yet to reach any agreement. Any agreement that may be reached would be subject to lender and

99 | 2020 Annual Report

regulatory approval, including that of the Oversight Board that filed for bankruptcy on behalf of PREPA. The Company is evaluating certain developments occurring during the first quarter of 2021 to determine if a reassessment of the recoverability and useful life of the plant is necessary. Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $534 million is recoverable as of December 31, 2020.
Hawaii — In July 2020, the Hawaii State Legislature passed a bill that will prohibit AES Hawaii from generating electricity from coal after December 31, 2022. As this will restrict the Company from contracting the asset beyond the expiration of its existing PPA, management reassessed the economic useful life of the generation facility. A decrease in the useful life was identified as an impairment indicator. The Company performed an impairment analysis and determined that the carrying amount of the asset group was not recoverable. As a result, the Company recognized asset impairment expense of $38 million. AES Hawaii is reported in the US and Utilities SBU reportable segment.
For further information about the risks associated with decarbonization initiatives, see Item 1A.—Risk Factors—Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in this Form 10-K.
Regulatory
AES Maritza PPA Review — DG Comp is conducting a preliminary review of whether AES Maritza’s PPA with NEK is compliant with the European Union's State Aid rules. Although no formal investigation has been launched by DG Comp to date, AES Maritza has engaged in discussions with the DG Comp case team to discuss the agency’s review. In the near term, Maritza expects to engage in discussions with Bulgaria (with the involvement of DG Comp) to attempt to reach a negotiated resolution concerning DG Comp’s review. Separately, Bulgaria recently submitted its proposed plan for the reform of its electricity market to the European Commission (the “Market Reform Plan”). The proposed Market Reform Plan is part of Bulgaria’s plan to introduce a market-wide capacity remuneration mechanism, which would require approval by DG Comp. The Market Reform Plan proposes a deadline of June 30, 2021 for the termination of AES Maritza’s PPA, and anticipates discussions with AES Maritza about that issue. We do not believe termination of the PPA is justified, nor do we believe that the unilaterally proposed deadline for the termination of the PPA is realistic, given that the discussions with Bulgaria have not yet begun. We expect that the anticipated discussions with Bulgaria could involve a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict the outcome of the anticipated discussions between AES Maritza and Bulgaria, nor can we predict how DG Comp might resolve its review if the discussions fail to result in an agreement concerning the review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurances that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operation, and cash flows.
Considering the information available as of the filing date, management believes the carrying value of our long-lived assets at Maritza of approximately $1.1 billion is recoverable as of December 31, 2020.
Tietê GSF Settlement — In September 2020, Law 14.052/2020 published by ANEEL was approved by the President of Brazil, establishing terms for compensation to MRE hydro generators for the incorrect application of the GSF mechanism from 2013 to 2018, which resulted in higher charges assessed to MRE hydro generators by the regulator. Under this law, compensation will be in the form of an offer for a concession extension for each hydro generator, in exchange for full payment of billed GSF trade payables. In December 2020, ANEEL published a regulation establishing the terms and conditions for potential compensation to Tietê in the form of a concession extension period of approximately 2.6 years. As a result, the previously recognized contingent liabilities related to GSF payments were updated to reflect the Company's best estimate for the fair value of compensation to be received from the concession extension offered in conjunction with the regulation. This compensation was estimated to have a fair value of $184 million, and was recorded as a reversal of Non-Regulated Cost of Sales on the Consolidated Statements of Operations. The concession extension also met the criteria for recognition as a definite-lived intangible asset that will be amortized from the date of the agreement, which is expected in the first quarter of 2021, until the end of the new concession period. The value of the concession extension is based on a preliminary time-value equivalent calculation made by the CCEE and subsequent adjustments requested by Tietê. Both the concession extension period and its equivalent asset value are subject to agreement between ANEEL and AES.

100 | 2020 Annual Report

Management does not expect the agreement to result in a materially different concession extension period or equivalent asset value, however the final compensation value and extension period could differ from the original estimates as of December 31, 2020, which could require adjustments.
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate. In 2018 and 2019 there was a significant devaluation in the Argentine peso against the USD, which had an impact on our 2018 and 2019 results. Continued material devaluation of the Argentine peso against the USD could have an impact on our future results. The Argentine economy continues to be considered highly inflationary under U.S. GAAP; as such, all of our Argentine businesses are reported using the USD as the functional currency. For additional information, refer to Item 7A.—Quantitative and Qualitative Disclosures About Market Risk.
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
During the year ended December 31, 2020, the Company recognized asset and other-than-temporary impairment expenses of $1.1 billion, inclusive of the asset impairment noted above. See Note 8—Investments In and Advances To Affiliates and Note 22—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information. After recognizing these impairment expenses, the carrying value of our investments in equity affiliates and long-lived assets that were assessed for impairment in 2020 totaled $2.1 billion at December 31, 2020.
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
Goodwill — The Company considers a reporting unit at risk of impairment when its fair value does not exceed its carrying amount by 10%. In 2019, during the annual goodwill impairment test performed as of October 1, the Company determined that the fair value of its Gener reporting unit exceeded its carrying value by 3%. Therefore, Gener's $868 million goodwill balance was considered to be "at risk" largely due to the Chilean government's announcement to phase out coal generation by 2040, and a decline in long-term energy prices.
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
Through 2028, Gener’s plants remain largely contracted, with PPAs expiring between 2029 and 2042. The Company utilized the income approach in deriving the fair value of the Gener reporting unit, which included estimated cash flows based on the estimated useful lives of the underlying generating asset class. These cash flows were discounted using a weighted average cost of capital of 7%, which was determined based on the Capital Asset Pricing Model. See Item 7.—Critical Accounting Policies and Estimates—Fair Value of Nonfinancial Assets and Liabilities and Note 9—Goodwill and Other Intangible Assets included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
While the duration and severity of the impacts of the COVID-19 pandemic remain unknown, further disruptions in the global market could result in changes to assumptions utilized in the goodwill assessment. Impairments would

101 | 2020 Annual Report

negatively impact our consolidated results of operations and net worth. See Item 1A.—Risk Factors of this Form 10-K for further information.
The Company monitors its reporting units at risk of impairment for interim impairment indicators, and believes that the estimates and assumptions used in the calculations are reasonable as of December 31, 2020. Should the fair value of any of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, regulatory changes, or other adverse conditions, goodwill impairment charges may be necessary in future periods.
Capital Resources and Liquidity
Overview
As of December 31, 2020, the Company had unrestricted cash and cash equivalents of $1.1 billion, of which $71 million was held at the Parent Company and qualified holding companies. The Company had $335 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $738 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $16.4 billion and $3.4 billion, respectively. Of the $1.4 billion of our current non-recourse debt, $1.2 billion was presented as such because it is due in the next twelve months and $276 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents, of which $269 million is due to the bankruptcy of the offtaker.
We expect current maturities of non-recourse debt to be repaid from net cash provided by operating activities of the subsidiary to which the debt relates, through opportunistic refinancing activity, or some combination thereof. We have $1 million of recourse debt which matures within the next twelve months. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
We rely mainly on long-term debt obligations to fund our construction activities. We have, to the extent available at acceptable terms, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies, and related assets. Our non-recourse financing is designed to limit cross-default risk to the Parent Company or other subsidiaries and affiliates. Our non-recourse long-term debt is a combination of fixed and variable interest rate instruments. Debt is typically denominated in the currency that matches the currency of the revenue expected to be generated from the benefiting project, thereby reducing currency risk. In certain cases, the currency is matched through the use of derivative instruments. The majority of our non-recourse debt is funded by international commercial banks, with debt capacity supplemented by multilaterals and local regional banks.
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company's only material unhedged exposure to variable interest rate debt relates to drawings of $70 million under its revolving credit facility. On a consolidated basis, of the Company's $20.2 billion of total gross debt outstanding as of December 31, 2020, approximately $2.7 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $800 million of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project's non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or

102 | 2020 Annual Report

lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business' obligations up to the amount provided for in the relevant guarantee or other credit support. As of December 31, 2020, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $1.4 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company's split rating, some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of December 31, 2020, we had $110 million in letters of credit outstanding provided under our unsecured credit facilities, and $77 million in letters of credit outstanding provided under our revolving credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the year ended December 31, 2020, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables
As of December 31, 2020, the Company had approximately $110 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Argentina and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond December 31, 2021, or one year from the latest balance sheet date. The majority of Argentine receivables have been converted into long-term financing for the construction of power plants. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government. A portion relates to the extension of existing PPAs with the addition of renewable energy. See Note 7—Financing Receivables included in Item 8.—Financial Statements and Supplementary Data, Item 1.—Business—South America SBU—Argentina—Regulatory Framework and Market Structure, and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operation—Key Trends and Uncertainties—Macroeconomic and Political—Chile of this Form 10-K for further information.
As of December 31, 2020, the Company had approximately $1.3 billion of loans receivable primarily related to a facility constructed under a BOT contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant's PPA. As of December 31, 2020, Mong Duong met the held-for-sale criteria and the loan receivable balance of $1.3 billion, net of CECL reserve of $32 million, was reclassified to held-for-sale assets. Of the loan receivable balance, $80 million was classified as Current held-for-sale assets and $1.2 billion was classified as Noncurrent held-for-sale assets on the Consolidated Balance Sheet. See Note 20—Revenue included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.

103 | 2020 Annual Report

Cash Sources and Uses
The primary sources of cash for the Company in the year ended December 31, 2020 were debt financings, cash flows from operating activities, sales of short-term investments, and sales to noncontrolling interests. The primary uses of cash in the year ended December 31, 2020 were repayments of debt, capital expenditures, and purchases of short-term investments.
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
A summary of cash-based activities are as follows (in millions):

	Year Ended December 31,
Cash Sources:	2020	2019	2018
Issuance of non-recourse debt	$4,680	$5,828	$1,928
Issuance of recourse debt	3,419	—	1,000
Net cash provided by operating activities	2,755	2,466	2,343
Borrowings under the revolving credit facilities	2,420	2,026	1,865
Sale of short-term investments	627	666	1,302
Sales to noncontrolling interests	553	128	95
Proceeds from the sale of business interests, net of cash and restricted cash sold	169	178	2,020
Issuance of preferred shares in subsidiaries	112	—	—
Insurance proceeds	9	150	17
Other	—	9	123
Total Cash Sources	$14,744	$11,451	$10,693

Cash Uses:
Repayments of non-recourse debt	$(4,136)	$(4,831)	$(1,411)
Repayments of recourse debt	(3,366)	(450)	(1,933)
Repayments under the revolving credit facilities	(2,479)	(1,735)	(2,238)
Capital expenditures	(1,900)	(2,405)	(2,121)
Purchase of short-term investments	(653)	(770)	(1,411)
Distributions to noncontrolling interests	(422)	(427)	(340)
Dividends paid on AES common stock	(381)	(362)	(344)
Contributions and loans to equity affiliates	(332)	(324)	(145)
Acquisitions of noncontrolling interests	(259)	—	—
Acquisitions of business interests, net of cash and restricted cash acquired	(136)	(192)	(66)
Payments for financing fees	(107)	(126)	(39)
Payments for financed capital expenditures	(60)	(146)	(275)
Other	(258)	(114)	(155)
Total Cash Uses	$(14,489)	$(11,882)	$(10,478)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	$255	$(431)	$215
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative twelve month periods (in millions):

	December 31,			$ Change
Cash flows provided by (used in):	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating activities	$2,755	$2,466	$2,343	$289	$123
Investing activities	(2,295)	(2,721)	(505)	426	(2,216)
Financing activities	(78)	(86)	(1,643)	8	1,557

104 | 2020 Annual Report

Operating Activities
Fiscal Year 2020 versus 2019
Net cash provided by operating activities increased $289 million for the year ended December 31, 2020, compared to December 31, 2019.
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
•Adjusted net income decreased $40 million, primarily due to lower margins at our US and Utilities SBU and prior year gains on insurance proceeds associated with the lightning incident at the Andres facility in 2018 and the Changuinola tunnel leak, partially offset by higher margins at our South America and MCAC SBUs.
•Working capital requirements decreased $329 million, primarily due to an increase in deferred income at Angamos as a result of the early contract terminations with Minera Escondida and Minera Spence.
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

105 | 2020 Annual Report

•Adjusted net income decreased $24 million, primarily due to lower margins at our South America and MCAC SBUs. These impacts were partially offset by the gains on insurance recoveries in 2019 associated with the lightning incident at the Andres facility in 2018 and the Changuinola tunnel leak, and higher margins at our US and Utilities SBU.
•Working capital requirements decreased $147 million, primarily due to higher collections of overdue receivables from distribution companies in the Dominican Republic, higher collections of insurance receivables at Andres, and lower supplier payments and VAT recoveries at Gener. These impacts were partially offset by a decrease in income tax liabilities at Argentina as a result of lower operating margin and income tax rates, and higher supplier payments and collections at Puerto Rico in 2018.
Investing Activities
Fiscal Year 2020 versus 2019
Net cash used in investing activities decreased $426 million for the year ended December 31, 2020 compared to December 31, 2019.
Investing Cash Flows
(in millions)
•Cash from short-term investing activities increased $78 million, primarily at Tietê as a result of lower net short-term investment purchases in 2020.
•Insurance proceeds decreased $141 million, largely due to prior year insurance proceeds associated with the lightning incident at the Andres facility in 2018 and the Changuinola tunnel leak.
•Capital expenditures decreased $505 million, discussed further below.

106 | 2020 Annual Report

Capital Expenditures
(in millions)
•Growth expenditures decreased $356 million, primarily driven by the timing of payments for the Southland repowering project, renewable energy projects in Argentina, and a pipeline project at Andres, as well as the completion of solar projects at AES Brasil, a wind project in Hawaii, and the Colon LNG facility in Panama. This impact was partially offset by higher investments at IPALCO and in renewable projects at Gener.
•Maintenance expenditures decreased $143 million, primarily due to prior year expenditures at Andres as a result of the steam turbine lightning damage and in Panama as a result of the Changuinola tunnel lining upgrade, as well as due to the timing of payments in the prior year at IPALCO.
•Environmental expenditures decreased $6 million, primarily due to the timing of payments in the prior year related to projects at Gener.
Fiscal Year 2019 versus 2018
Net cash used in investing activities increased $2.2 billion for the year ended December 31, 2019 compared to December 31, 2018.
Investing Cash Flows
(in millions)
•Proceeds from dispositions decreased $1.8 billion, primarily due to sales of Masinloc, Electrica Santiago, CTNG, Eletropaulo, and the DPL peaker assets in 2018; partially offset by the sale of a portion of our interest in a portfolio of sPower’s operating assets and the sale of the Kilroot and Ballylumford plants in the United Kingdom in 2019.
•Contributions and loans to equity affiliates increased by $179 million, primarily due to project funding requirements at sPower.
•Capital expenditures increased $284 million, discussed further below.

107 | 2020 Annual Report

Capital Expenditures
(in millions)
•Growth expenditures increased $130 million, primarily due to higher investments in solar projects at Distributed Energy and renewable energy projects in Argentina, partially offset by a decrease in payments for the Southland repowering projects.
•Maintenance expenditures increased $173 million, primarily at Andres as a result of the steam turbine lightning damage, at DPL from storm damages, and at Changuinola due to the upgrade of the tunnel lining.
•Environmental expenditures decreased $19 million, primarily at IPALCO due to lower spending for NAAQS, NPDES, and CCR rule compliance.
Financing Activities
Fiscal Year 2020 versus 2019
Net cash used in financing activities decreased $8 million for the year ended December 31, 2020 compared to December 31, 2019.
Financing Cash Flows
(in millions)
See Notes 11—Debt and 17—Equity in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for more information regarding significant debt and equity transactions, respectively.
•The $503 million impact from recourse debt transactions is primarily due to higher net borrowings at the Parent Company.
•The $425 million impact from sales to noncontrolling interests is primarily due to the proceeds received from the sale of a 35% ownership interest in Southland Energy.
•The $112 million impact from issuance of preferred shares in subsidiaries is due to proceeds from the issuance of preferred shares to minority interests of Cochrane.

108 | 2020 Annual Report

•The $453 million impact from non-recourse debt transactions is primarily due to lower net borrowings at Southland and Gener, partially offset by a decrease in net repayments at AES Brasil and DPL and higher net borrowings at Distributed Energy, Panama, and Vietnam.
•The $290 million impact from Parent Company revolver transactions is primarily due to higher net repayments in the current year.
•The $259 million impact from acquisitions of noncontrolling interests is primarily due to the acquisition of an additional 19.8% ownership interest in AES Brasil.
Fiscal Year 2019 versus 2018
Net cash used in financing activities decreased $1.6 billion for the year ended December 31, 2019 compared to December 31, 2018.
Financing Cash Flows
(in millions)
See Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for more information regarding significant debt transactions.
•The $483 million impact from recourse debt activity is primarily due to higher net repayments of Parent Company debt in 2018.
•The $480 million impact from non-recourse debt transactions is primarily due to net issuances at Gener, Alto Maipo and DPL, which were partially offset by net repayments at AES Brasil, and lower net issuances in 2018 at IPALCO.
•The $387 million impact from Parent Company revolver transactions is primarily from higher repayments in 2018, and higher borrowings in 2019 for general corporate cash management activities.
•The $278 million impact from non-recourse revolver transactions is primarily due to higher net borrowings at DPL and net repayments at IPALCO in 2018.
Parent Company Liquidity
The following discussion is included as a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is a non-GAAP measure and should not be construed as an alternative to Cash and cash equivalents, which is determined in accordance with GAAP. Parent Company Liquidity may differ from similarly titled measures used by other companies. The principal sources of liquidity at the Parent Company level are dividends and other distributions from our subsidiaries, including refinancing proceeds, proceeds from debt and equity financings at the Parent Company level, including availability under our revolving credit facility, and proceeds from asset sales. Cash requirements at the Parent Company level are primarily to fund interest and principal repayments of debt, construction commitments, other equity commitments, common stock repurchases, acquisitions, taxes, Parent Company overhead and development costs, and dividends on common stock.

109 | 2020 Annual Report

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

	December 31, 2020	December 31, 2019
Consolidated cash and cash equivalents	$1,089	$1,029
Less: Cash and cash equivalents at subsidiaries	(1,018)	(1,016)
Parent Company and qualified holding companies' cash and cash equivalents	71	13
Commitments under the Parent Company credit facility	1,000	1,000
Less: Letters of credit under the credit facility	(77)	(19)
Less: Borrowings under the credit facility	(70)	(180)
Borrowings available under the Parent Company credit facility	853	801
Total Parent Company Liquidity	$924	$814
The Parent Company paid dividends of $0.57 per outstanding share to its common stockholders during the year ended December 31, 2020. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $3.4 billion at December 31, 2020 and 2019. See Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional detail.
We believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future. This belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries' ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility. See Item 1A.—Risk Factors—The AES Corporation's ability to make payments on its outstanding indebtedness is dependent upon the receipt of funds from our subsidiaries, of this Form 10-K.
Various debt instruments at the Parent Company level, including our revolving credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness; liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of December 31, 2020, we were in compliance with these covenants at the Parent Company level.
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
For example, our revolving credit facility and outstanding debt securities at the Parent Company include events of default for certain bankruptcy-related events involving material subsidiaries. In addition, our revolving credit agreement at the Parent Company includes events of default related to payment defaults and accelerations of outstanding debt of material subsidiaries.

110 | 2020 Annual Report

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Consolidated Balance Sheets amounts to $1.4 billion. The portion of current debt related to such defaults was $276 million at December 31, 2020, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents, of which $269 million is due to the bankruptcy of the offtaker. See Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company's debt agreements as of December 31, 2020, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company's indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary" and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company's outstanding debt securities. A material subsidiary is defined in the Parent Company's revolving credit facility as any business that contributed 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters. As of December 31, 2020, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Contractual Obligations and Parent Company Contingent Contractual Obligations
A summary of our contractual obligations, commitments and other liabilities as of December 31, 2020 is presented below (in millions):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other	Footnote Reference(5)
Debt obligations (1) (2)	$20,163	$1,440	$1,539	$3,280	$13,904	$—	11
Interest payments on long-term debt (3)	6,422	721	1,340	1,065	3,296	—	n/a
Finance lease obligations (2)	157	5	10	8	134	—	14
Operating lease obligations (2)	645	29	57	52	507	—	14
Electricity obligations	7,552	700	947	868	5,037	—	12
Fuel obligations	5,191	1,370	1,424	952	1,445	—	12
Other purchase obligations	6,057	1,904	1,241	1,096	1,816	—	12
Other long-term liabilities reflected on AES' consolidated balance sheet under GAAP (2) (4)	595	—	332	11	243	9	n/a
Total	$46,782	$6,169	$6,890	$7,332	$26,382	$9
_____________________________
(1)Includes recourse and non-recourse debt presented on the Consolidated Balance Sheet. These amounts exclude finance lease liabilities which are included in the finance lease category.
(2)Excludes any businesses classified as held-for-sale. See Note 25—Held-for-Sale and Dispositions in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional information related to held-for-sale businesses.
(3)Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2020 and do not reflect anticipated future refinancing, early redemptions or new debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2020.
(4)These amounts do not include current liabilities on the Consolidated Balance Sheet except for the current portion of uncertain tax obligations. Noncurrent uncertain tax obligations are reflected in the "Other" column of the table above as the Company is not able to reasonably estimate the timing of the future payments. In addition, these amounts do not include: (1) regulatory liabilities (See Note 10—Regulatory Assets and Liabilities), (2) contingencies (See Note 13—Contingencies), (3) pension and other postretirement employee benefit liabilities (see Note 15—Benefit Plans), (4) derivatives and incentive compensation (See Note 6—Derivative Instruments and Hedging Activities) or (5) any taxes (See Note 23—Income Taxes) except for uncertain tax obligations, as the Company is not able to reasonably estimate the timing of future payments. See the indicated notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information on the items excluded.
(5)For further information see the note referenced below in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.

111 | 2020 Annual Report

The following table presents our Parent Company's contingent contractual obligations as of December 31, 2020:

Contingent contractual obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$1,358	69	$0 — 157
Letters of credit under the unsecured credit facilities	110	25	$0 — 56
Letters of credit under the revolving credit facility	77	17	$0 — 62
Surety bond	1	1	$1
Total	$1,546	112
_____________________________
(1)     Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.
We have a diverse portfolio of performance-related contingent contractual obligations. These obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these obligations include change of control, construction cost overruns, subsidiary default, political risk, tax indemnities, spot market power prices, sponsor support and liquidated damages under power sales agreements for projects in development, in operation and under construction. While we do not expect that we will be required to fund any material amounts under these contingent contractual obligations beyond 2020, many of the events which would give rise to such obligations are beyond our control. We can provide no assurance that we will be able to fund our obligations under these contingent contractual obligations if we are required to make substantial payments thereunder.
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

112 | 2020 Annual Report

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
Depreciation — Depreciation, after consideration of salvage value and asset retirement obligations, is computed using the straight-line method over the estimated useful lives of the assets, which are determined on a composite or component basis. The Company considers many factors in its estimate of useful lives, including expected usage, physical deterioration, technological changes, existence and length of off-taker agreements, and laws and regulations, among others. In certain circumstances, these estimates involve significant judgment and require management to forecast the impact of relevant factors over an extended time horizon.
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

113 | 2020 Annual Report

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
The fair value measurement standard requires the Company to consider and reflect the assumptions of market participants in the fair value calculation. These factors include nonperformance risk (the risk that the obligation will not be fulfilled) and credit risk, both of the reporting entity (for liabilities) and of the counterparty (for assets). Credit risk for AES is evaluated at the level of the entity that is party to the contract. Nonperformance risk on the Company's derivative instruments is an adjustment to the fair value position that is derived from internally developed valuation models that utilize market inputs that may or may not be observable.
As a result of uncertainty, complexity, and judgment, accounting estimates related to derivative accounting could result in material changes to our financial statements under different conditions or utilizing different assumptions. As a part of accounting for these derivatives, we make estimates concerning nonperformance, volatilities, market liquidity, future commodity prices, interest rates, credit ratings, and future foreign exchange rates. Refer to Note 5—Fair Value included in Item 8 of this Form 10-K for additional details.
The fair value of our derivative portfolio is generally determined using internal and third party valuation models, most of which are based on observable market inputs, including interest rate curves and forward and spot prices for currencies and commodities. The Company derives most of its financial instrument market assumptions from market efficient data sources (e.g., Bloomberg, Reuters and Platt's). In some cases, where market data is not readily available, management uses comparable market sources and empirical evidence to derive market

114 | 2020 Annual Report

assumptions to determine a financial instrument's fair value. In certain instances, published pricing may not extend through the remaining term of the contract and management must make assumptions to extrapolate the curve. Specifically, where there is limited forward curve data with respect to foreign exchange contracts beyond the traded points, the Company utilizes the interest rate differential approach to construct the remaining portion of the forward curve. For individual contracts, the use of different valuation models or assumptions could have a material effect on the calculated fair value.
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

115 | 2020 Annual Report

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
Credit Losses — The Company uses a forward-looking "expected loss" model to recognize allowances for credit losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the Company continues to measure credit losses as it was done under previous GAAP, except that unrealized losses due to credit-related factors are now recognized as an allowance on the Consolidated Balance Sheet with a corresponding adjustment to earnings in the Consolidated Statements of Operations. For further information regarding credit losses, see Note 1—General and Summary of Significant Accounting Policies included in Item 8 of this Form 10-K.
New Accounting Pronouncements
    See Note 1—General and Summary of Significant Accounting Policies included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information about new accounting pronouncements adopted during 2020 and accounting pronouncements issued, but not yet effective.
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
The disclosures presented in this Item 7A are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 7A. For further information regarding market risk, see Item 1A.—Risk Factors, Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations; Wholesale power prices are declining in many markets and this could have a material adverse effect on our operations and opportunities for future growth; We may not be adequately hedged against our exposure to changes in commodity prices or interest rates; and Certain of our businesses are sensitive to variations in weather and hydrology of this 2020 Form 10-K.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2021, we project pre-tax earnings exposure on a 10% move in commodity prices would be less than $5 million for power,

116 | 2020 Annual Report

less than $(5) million for natural gas, $(5) million for coal, and less than $5 million for oil. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company's downside exposure occurs with lower power, lower oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the US and Utilities SBU, the generation businesses are largely contracted but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. At Southland, our existing once-through cooling generation units (“Legacy Assets”) have been requested to continue operating beyond their current retirement date and have been approved for an extended permit for between one and three years. These assets have contracts in capacity and have seen incremental value in energy revenues.
In the South America SBU, our business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. The significant portion of our PPAs include mechanisms of indexation that adjust the price of energy based on fluctuations in the price of coal, with the specific indices and timing varying by contract, in order to mitigate changes in the price of fuel. For the portion of our contracts not indexed to the price of coal, we have implemented a hedging strategy based on international coal financial instruments for up to 3 years. In Colombia, we operate under a shorter-term sales strategy with spot market exposure for uncontracted volumes. Because we own hydroelectric assets there, contracts are not indexed to fuel. Additionally, in Brazil, the hydroelectric generating facility is covered by contract sales. Under normal hydrological volatility, spot price risk is mitigated through a regulated sharing mechanism across all hydroelectric generators in the country. Under drier conditions, the sharing mechanism may not be sufficient to cover the business' contract position, and therefore it may have to purchase power at spot prices driven by the cost of thermal generation.
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
Foreign Exchange Rate Risk
In the normal course of business, we are exposed to foreign currency risk and other foreign operations risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the USD. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in USD or currencies other than their own functional currencies. Certain of our foreign subsidiaries calculate and pay taxes in currencies other than their own functional currency. We have varying degrees of exposure to changes in the exchange rate between the USD and the following currencies: Argentine peso, Brazilian real, Chilean peso, Colombian peso, Dominican peso, Euro, and Mexican peso. These subsidiaries and affiliates have attempted to

117 | 2020 Annual Report

limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps, and options where possible to manage our risk related to certain foreign currency fluctuations.
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES' portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward-looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distributions and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis, which could result in greater volatility in earnings. The largest foreign exchange risks over a 12-month forward-looking period stem from the following currencies: Brazilian real, Colombian peso, and Euro. As of December 31, 2020, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate are projected to be impacted by less than $(5) million each for Brazilian real, Colombia peso, and Euro. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2021 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
Interest Rate Risks
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable-rate and fixed-rate debt, as well as interest rate swap, cap, floor, and option agreements. Decisions on the fixed-floating debt mix are made to be consistent with the risk factors faced by individual businesses or plants. Depending on whether a plant's capacity payments or revenue stream is fixed or varies with inflation, we partially hedge against interest rate fluctuations by arranging fixed- or variable-rate financing. In certain cases, particularly for non-recourse financing, we execute interest rate swap, cap, and floor agreements to effectively fix or limit the interest rate exposure on the underlying financing. Most of our interest rate risk is related to non-recourse financings at our businesses.
As of December 31, 2020, the portfolio's pre-tax earnings exposure for 2021 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $20 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.

118 | 2020 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The AES Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The AES Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021, expressed an unqualified opinion thereon.
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

119 | 2020 Annual Report

Goodwill Impairment Evaluation of the Gener Reporting Unit
Description of the Matter
The Company’s goodwill balance was $1,061 million at December 31, 2020, of which $868 million relates to the Gener reporting unit. As disclosed in Note 1 to the consolidated financial statements, the Company’s goodwill is tested for impairment at least annually at the reporting unit level. The goodwill impairment test at the Gener reporting unit involves the use of significant unobservable inputs to determine the fair value of the reporting unit. This estimate of fair value is compared to the carrying value of the reporting unit to determine whether goodwill is impaired.
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

To test the estimated fair value of the Company’s Gener reporting unit, we performed audit procedures that included, among others, assessing the methodologies used to develop the estimate of fair value, testing the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends as well as historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the overall methodologies and the discount rate used in the fair value estimate.

Evaluation of Impairment Indicators and Re-evaluation of Useful Lives
Description of the Matter
At December 31, 2020, the Company's property, plant and equipment had an aggregate net carrying value of approximately $22,826 million. As disclosed in Note 1 to the consolidated financial statements, when circumstances indicate the carrying amount of long-lived assets in a held-for-use asset group may not be recoverable, the Company evaluates the assets for potential impairment, and re-evaluates the remaining useful life. These circumstances may include, but are not limited to, changes in the regulatory environment, demand, power prices or fuel costs, technological advancements, physical deterioration, or an expectation it is more likely than not that the asset will be disposed of before the end of its useful life.

Auditing the Company's identification and evaluation of impairment indicators involved significant auditor judgment considering the many geographic, regulatory and economic environments in which the Company operates. Similarly, auditing the Company’s re-evaluation of useful lives required a high degree of subjectivity, particularly as it relates to the Company’s coal generation assets given the Company’s decarbonization initiatives and the potential risks associated with climate change that have led to increased regulation and other actions. These audit procedures required an evaluation of a wide variety of circumstances for potential changes in useful lives or impairment indicators.

120 | 2020 Annual Report

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

Our audit procedures included, among others, making inquiries of management (including personnel in operations) to understand changes in the businesses, reading industry journals and publications to independently identify changes in the regulatory environments or the geographic areas and evaluating whether management has considered identified changes, if any. We considered businesses for which current power prices are significantly less than contractual prices within Power Purchase Agreements (PPAs) that are also near expiration. We also considered the Company’s ability to re-contract certain of its coal generation assets upon the expiration of a PPA, given the most recent legislative or regulatory changes. We evaluated the Company’s analysis of the useful lives of its coal generation assets, considering the existing PPAs and the Company’s ability to use the assets subsequent to the expiration of a PPA, based on any regulatory or market changes. For projects that were still under construction, we compared the Company's actual progress to their budgets, inspected engineering reports when considered appropriate, and considered project overruns. We reviewed disaggregated financial results for deterioration in earnings performance compared to prior periods, negative cash flows from operations, and working capital deficiencies and assessed whether these would represent impairment indicators, when applicable. We also considered and assessed conditions and trends in the industry and the underlying economies and evaluated sale or disposition activities.

Long-Lived Asset Impairment Evaluation of AES Gener
Description of the Matter
As disclosed in Footnote 22 to the consolidated financial statements, the Company recognized an asset impairment expense at AES Gener in Chile as a result of the early termination of two PPAs at the Angamos coal-fired plant and the Company’s intention to accelerate the retirement of the Ventanas 1 and Ventanas 2 coal-fired plants. Based on the impairment analyses, the Company determined that the carrying amounts of these asset groups were not recoverable and recognized a $781 million asset impairment expense, which represented the amount by which the carrying value exceeded the estimated fair value of $306 million.

Auditing the Company’s long-lived asset impairment analyses involved significant judgment related to the assessment of the asset groups and estimation of the related fair value. The assessment of the asset groups required considerable judgment as varying facts and circumstances could justify different grouping of assets for impairment review. Auditing the Company’s estimates of the fair value of asset groups in AES Gener involved a high degree of subjectivity given the lack of observable inputs to estimate the fair value. Key inputs that had a significant impact on the valuation included the prospective financial information (including the retirement dates of the plants) and the discount rate, which are forward-looking and based upon expectations about future economic and market conditions.

121 | 2020 Annual Report

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment process. For example, we tested controls over management’s review of the valuation model, the significant assumptions used to develop the estimates, and the completeness and accuracy of the data used in the valuations.

Our audit procedures included, among others, obtaining an understanding of how the plants are managed at AES Gener given the regulatory changes, evaluating management’s assessment of the lowest level of identifiable cash flows, assessing the appropriateness of methodologies, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, latest regulations as well as historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the asset groups that would result from changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the overall methodology and the discount rate used in the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
Tysons, Virginia
February 24, 2021

Consolidated Balance Sheets
December 31, 2020 and 2019

	2020	2019
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,089	$1,029
Restricted cash	297	336
Short-term investments	335	400
Accounts receivable, net of allowance for doubtful accounts of $13 and $20, respectively	1,300	1,479
Inventory	461	487
Prepaid expenses	102	80
Other current assets, net of allowance of $0	726	802
Current held-for-sale assets	1,104	618
Total current assets	5,414	5,231
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	417	447
Electric generation, distribution assets and other	26,707	25,383
Accumulated depreciation	(8,472)	(8,505)
Construction in progress	4,174	5,249
Property, plant and equipment, net	22,826	22,574
Other Assets:
Investments in and advances to affiliates	835	966
Debt service reserves and other deposits	441	207
Goodwill	1,061	1,059
Other intangible assets, net of accumulated amortization of $330 and $307, respectively	827	469
Deferred income taxes	288	156
Loan receivable, net of allowance of $0	—	1,351
Other noncurrent assets, net of allowance of $21 and $0, respectively	1,660	1,635
Noncurrent held-for-sale assets	1,251	—
Total other assets	6,363	5,843
TOTAL ASSETS	$34,603	$33,648
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,156	$1,311
Accrued interest	191	201
Accrued non-income taxes	257	253
Deferred income	438	34
Accrued and other liabilities	1,223	987
Non-recourse debt, including $336 and $337, respectively, related to variable interest entities	1,430	1,868
Current held-for-sale liabilities	667	442
Total current liabilities	5,362	5,096
NONCURRENT LIABILITIES
Recourse debt	3,446	3,391
Non-recourse debt, including $3,918 and $3,872, respectively, related to variable interest entities	15,005	14,914
Deferred income taxes	1,100	1,213
Other noncurrent liabilities	3,241	2,917
Noncurrent held-for-sale liabilities	857	—
Total noncurrent liabilities	23,649	22,435
Commitments and Contingencies (see Notes 12 and 13)
Redeemable stock of subsidiaries	872	888
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 818,398,654 issued and 665,370,128 outstanding at December 31, 2020 and 817,843,916 issued and 663,952,656 outstanding at December 31, 2019)	8	8
Additional paid-in capital	7,561	7,776
Accumulated deficit	(680)	(692)
Accumulated other comprehensive loss	(2,397)	(2,229)
Treasury stock, at cost (153,028,526 and 153,891,260 shares at December 31, 2020 and December 31, 2019, respectively)	(1,858)	(1,867)
Total AES Corporation stockholders’ equity	2,634	2,996
NONCONTROLLING INTERESTS	2,086	2,233
Total equity	4,720	5,229
TOTAL LIABILITIES AND EQUITY	$34,603	$33,648
See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
Years ended December 31, 2020, 2019, and 2018

	2020	2019	2018
	(in millions, except per share amounts)
Revenue:
Regulated	$2,661	$3,028	$2,939
Non-Regulated	6,999	7,161	7,797
Total revenue	9,660	10,189	10,736
Cost of Sales:
Regulated	(2,235)	(2,484)	(2,473)
Non-Regulated	(4,732)	(5,356)	(5,690)
Total cost of sales	(6,967)	(7,840)	(8,163)
Operating margin	2,693	2,349	2,573
General and administrative expenses	(165)	(196)	(192)
Interest expense	(1,038)	(1,050)	(1,056)
Interest income	268	318	310
Loss on extinguishment of debt	(186)	(169)	(188)
Other expense	(53)	(80)	(58)
Other income	75	145	72
Gain (loss) on disposal and sale of business interests	(95)	28	984
Asset impairment expense	(864)	(185)	(208)
Foreign currency transaction gains (losses)	55	(67)	(72)
Other non-operating expense	(202)	(92)	(147)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	488	1,001	2,018
Income tax expense	(216)	(352)	(708)
Net equity in earnings (losses) of affiliates	(123)	(172)	39
INCOME FROM CONTINUING OPERATIONS	149	477	1,349
Loss from operations of discontinued businesses, net of income tax expense of $0, $0, and $2, respectively	—	—	(9)
Gain from disposal of discontinued businesses, net of income tax expense of $0, $0, and $44, respectively	3	1	225
NET INCOME	152	478	1,565
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(106)	(175)	(364)
Less: Loss from discontinued operations attributable to noncontrolling interests	—	—	2
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$46	$303	$1,203
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$43	$302	$985
Income from discontinued operations, net of tax	3	1	218
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$46	$303	$1,203
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.06	$0.46	$1.49
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	—	0.33
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.07	$0.46	$1.82
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.06	$0.45	$1.48
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	—	0.33
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.07	$0.45	$1.81

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2020, 2019, and 2018

	2020	2019	2018
	(in millions)
NET INCOME	$152	$478	$1,565
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax (expense) benefit of $(8), $1, and $2, respectively	(52)	(33)	(161)
Reclassification to earnings, net of $0 income tax for all periods	192	23	(21)
Total foreign currency translation adjustments	140	(10)	(182)
Derivative activity:
Change in derivative fair value, net of income tax benefit of $110, $74, and $27, respectively	(368)	(265)	(67)
Reclassification to earnings, net of income tax expense of $17, $12, and $24, respectively	74	42	93
Total change in fair value of derivatives	(294)	(223)	26
Pension activity:
Change in pension adjustments due to prior service cost, net of income tax benefit of $0, $0, and $1, respectively	1	1	(2)
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax benefit of $4, $10, and $1, respectively	(14)	(23)	(1)
Reclassification to earnings, net of income tax expense of $0, $13, and $2, respectively	—	28	8
Total pension adjustments	(13)	6	5
OTHER COMPREHENSIVE LOSS	(167)	(227)	(151)
COMPREHENSIVE INCOME (LOSS)	(15)	251	1,414
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	4	(102)	(425)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(11)	$149	$989

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity
Years ended December 31, 2020, 2019, and 2018

	THE AES CORPORATION STOCKHOLDERS
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(in millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2017	816.3	$8	155.9	$(1,892)	$8,501	$(2,276)	$(1,876)	$2,380
Net income	—	—	—	—	—	1,203	—	360
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	(235)	53
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	14	10
Total pension adjustments, net of income tax	—	—	—	—	—	—	7	(2)
Total other comprehensive income (loss)	—	—	—	—	—	—	(214)	61
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	68	19	81
Fair value adjustment (2)	—	—	—	—	(4)	—	—	—
Disposition of business interests (3)	—	—	—	—	—	—	—	(250)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(343)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9
Dividends declared on AES common stock ($0.53/share)	—	—	—	—	(348)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.9	—	(1.0)	14	8	—	—	—
Sales to noncontrolling interests	—	—	—	—	(3)	—	—	98
Balance at December 31, 2018	817.2	$8	154.9	$(1,878)	$8,154	$(1,005)	$(2,071)	$2,396
Net income	—	—	—	—	—	303	—	182
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	(10)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(166)	(57)
Total pension adjustments, net of income tax	—	—	—	—	—	—	12	(6)
Total other comprehensive loss	—	—	—	—	—	—	(154)	(73)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	10	(4)	—
Fair value adjustment (2)	—	—	—	—	(6)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(415)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7
Dividends declared on AES common stock ($0.5528/share)	—	—	—	—	(367)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.6	—	(1.0)	11	—	—	—	—
Sales to noncontrolling interests	—	—	—	—	(5)	—	—	136
Balance at December 31, 2019	817.8	$8	153.9	$(1,867)	$7,776	$(692)	$(2,229)	$2,233
Net income	—	—	—	—	—	46	—	98
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	192	(52)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	(237)	(29)
Total pension adjustments, net of income tax	—	—	—	—	—	—	(12)	(1)
Total other comprehensive loss	—	—	—	—	—	—	(57)	(82)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	(34)	—	(16)
Fair value adjustment (2)	—	—	—	—	(4)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(419)
Dividends declared on AES common stock ($0.5804/share)	—	—	—	—	(386)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.6	—	(0.9)	9	4	—	—	—
Sales to noncontrolling interests	—	—	—	—	260	—	9	210
Acquisitions of noncontrolling interests	—	—	—	—	(89)	—	(121)	(49)
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	1	111
Balance at December 31, 2020	818.4	$8	153.0	$(1,858)	$7,561	$(680)	$(2,397)	$2,086
(1) See Note 1—General and Summary of Significant Accounting Policies for further information.
(2) Adjustment to record the redeemable stock of Colon at fair value.
(3) See Note 25—Held-for-Sale and Dispositions for further information.

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years ended December 31, 2020, 2019, and 2018

	2020	2019	2018
OPERATING ACTIVITIES:	(in millions)
Net income	$152	$478	$1,565
Adjustments to net income:
Depreciation and amortization	1,068	1,045	1,003
Loss (gain) on disposal and sale of business interests	95	(28)	(984)
Impairment expense	1,066	277	355
Deferred income taxes	(233)	(8)	313
Provisions for (reversals of) contingencies	(186)	3	14
Loss on extinguishment of debt	186	169	188
Loss (gain) on sale and disposal of assets	(19)	54	27
Net gain from disposal and impairments of discontinued businesses	—	—	(269)
Loss of affiliates, net of dividends	128	194	48
Other	208	321	269
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	48	73	(206)
(Increase) decrease in inventory	(20)	28	(36)
(Increase) decrease in prepaid expenses and other current assets	13	42	(22)
(Increase) decrease in other assets	(134)	(20)	(32)
Increase (decrease) in accounts payable and other current liabilities	(186)	(6)	62
Increase (decrease) in income tax payables, net and other tax payables	59	(83)	(7)
Increase (decrease) in deferred income	431	28	(12)
Increase (decrease) in other liabilities	79	(101)	67
Net cash provided by operating activities	2,755	2,466	2,343
INVESTING ACTIVITIES:
Capital expenditures	(1,900)	(2,405)	(2,121)
Acquisitions of business interests, net of cash and restricted cash acquired	(136)	(192)	(66)
Proceeds from the sale of business interests, net of cash and restricted cash sold	169	178	2,020
Sale of short-term investments	627	666	1,302
Purchase of short-term investments	(653)	(770)	(1,411)
Contributions and loans to equity affiliates	(332)	(324)	(145)
Insurance proceeds	9	150	17
Other investing	(79)	(24)	(101)
Net cash used in investing activities	(2,295)	(2,721)	(505)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	2,420	2,026	1,865
Repayments under the revolving credit facilities	(2,479)	(1,735)	(2,238)
Issuance of recourse debt	3,419	—	1,000
Repayments of recourse debt	(3,366)	(450)	(1,933)
Issuance of non-recourse debt	4,680	5,828	1,928
Repayments of non-recourse debt	(4,136)	(4,831)	(1,411)
Payments for financing fees	(107)	(126)	(39)
Distributions to noncontrolling interests	(422)	(427)	(340)
Acquisitions of noncontrolling interests	(259)	—	—
Sales to noncontrolling interests	553	128	95
Issuance of preferred shares in subsidiaries	112	—	—
Dividends paid on AES common stock	(381)	(362)	(344)
Payments for financed capital expenditures	(60)	(146)	(275)
Other financing	(52)	9	49
Net cash used in financing activities	(78)	(86)	(1,643)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24)	(18)	(54)
(Increase) decrease in cash, cash equivalents and restricted cash of held-for-sale businesses	(103)	(72)	74
Total increase (decrease) in cash, cash equivalents and restricted cash	255	(431)	215
Cash, cash equivalents and restricted cash, beginning	1,572	2,003	1,788
Cash, cash equivalents and restricted cash, ending	$1,827	$1,572	$2,003
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$908	$946	$1,003
Cash payments for income taxes, net of refunds	333	363	370
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not yet paid	100	95	90
Notes payable issued for the acquisition of the Ventus Wind Complex (see Note 26)	47	—	—
Refinancing of non-recourse debt at Mong Duong (see Note 11)	—	1,081	—
Contributions to equity affiliates (see Note 8)	—	61	20
Partial reinvestment of consideration from the sPower transaction (see Note 8)	—	58	—
Exchange of debentures for the acquisition of the Guaimbê Solar Complex (see Note 26)	—	—	119
Acquisition of the remaining interest in a Distributed Energy equity affiliate (see Note 26)	—	—	23
Acquisition of intangible assets	—	—	16
See Accompanying Notes to Consolidated Financial Statements.

127 | Notes to Consolidated Financial Statements | December 31, 2020, 2019 and 2018

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
Upon acquiring the investment, we determine the fair value of the identifiable assets and assumed liabilities and the basis difference between each fair value and the carrying amount of the corresponding asset or liability in the financial statements of the investee. The AES share of the amortization of the basis difference is recognized in Net equity in earnings (losses) of affiliates in the Consolidated Statements of Operations over the life of the asset or liability.
The Company periodically assesses if impairment indicators exist at our equity method investments. When an impairment is observed, any excess of the carrying amount over its estimated fair value is recognized as impairment

128 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

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
The HLBV method is used both to allocate the equity earnings attributable to AES when the Company accounts for the renewable business as an equity method investment and to calculate the earnings attributable to noncontrolling interest when the business is consolidated by AES. In the early months of operations of a renewable generation facility where HLBV results in a significant decrease in the hypothetical liquidation proceeds attributable to the tax equity investor due to the recognition of investment tax credits ("ITCs") or other adjustments as required by the U.S. Internal Revenue Code, the Company records the impact (sometimes referred to as the ‘Day one gain’) to income in the same period.
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

129 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

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
In determining fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. Assets and liabilities are categorized within a fair value hierarchy based upon the lowest level of input that is significant to the fair value measurement:
•Level 1: Quoted prices in active markets for identical assets or liabilities;
•Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.
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

130 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows (in millions):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$1,089	$1,029
Restricted cash	297	336
Debt service reserves and other deposits	441	207
Cash, Cash Equivalents and Restricted Cash	$1,827	$1,572
INVESTMENTS IN MARKETABLE SECURITIES — The Company's marketable investments are primarily unsecured debentures, certificates of deposit, government debt securities and money market funds.
Short-term investments consist of marketable equity securities and debt securities with original maturities in excess of three months with remaining maturities of less than one year. Marketable debt securities where the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost, net of any allowance for credit losses in accordance with ASC 326. Remaining marketable debt securities are classified as available-for-sale or trading and are carried at fair value.
Unrealized gains or losses on available-for-sale debt securities that are not credit-related are reflected in AOCL, a separate component of equity, and the Consolidated Statements of Operations, respectively. Any credit-related impairments are recognized as an allowance with a corresponding impact recognized as a credit loss in Other Expense. Unrealized gains or losses on equity investments are reported in Other income. Interest and dividends on investments are reported in Interest income and Other income, respectively. Gains and losses on sales of investments are determined using the specific identification method.
ACCOUNTS AND NOTES RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS — Accounts and notes receivable are carried at amortized cost. The Company periodically assesses the collectability of accounts receivable, considering factors such as historical collection experience, the age of accounts receivable and other currently available evidence supporting collectability, and records an allowance for doubtful accounts in accordance with ASC 326 for the estimated uncollectible amount as appropriate. Credit losses on accounts and notes receivable are generally recognized in Cost of Sales. Certain of our businesses charge interest on accounts receivable. Interest income is recognized on an accrual basis. When collection of such interest is not reasonably assured, interest income is recognized as cash is received. Individual accounts and notes receivable are written off when they are no longer deemed collectible.
INVENTORY — Inventory primarily consists of fuel and other raw materials used to generate power, and operational spare parts and supplies used to maintain power generation and distribution facilities. Inventory is carried at lower of cost or net realizable value. Cost is the sum of the purchase price and expenditures incurred to bring the inventory to its existing location. Inventory is primarily valued using the average cost method. Generally, if it is expected fuel inventory will not be recovered through revenue earned from power generation, an impairment is recognized to reflect the fuel at net realizable value. The carrying amount of spare parts and supplies is typically reduced only in instances where the items are considered obsolete.
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

131 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

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

132 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

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
REGULATORY ASSETS AND LIABILITIES — The Company recognizes assets and liabilities that result from regulated ratemaking processes. Regulatory assets generally represent incurred costs which have been deferred due to the probable future recovery via customer rates. Generally, returns earned on regulatory assets are reflected in the Consolidated Statements of Operations within Interest Income. Regulatory liabilities generally represent obligations to refund customers. Management continually assesses whether regulatory assets are probable of future recovery and regulatory liabilities are probable of future payment by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities, and the status of any pending or potential deregulation legislation. If future recovery of costs previously deferred ceases to be probable, the related regulatory assets are written off and recognized in income from continuing operations.
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
The Company applies the flow-through method to account for its investment tax credits.
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

133 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

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

134 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

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

135 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

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
The Company has operating leases for certain generation contracts that contain provisions to provide capacity to a customer, which is a stand-ready obligation to deliver energy when required by the customer in which the Company is the lessor. Capacity payments are generally considered lease elements as they cover the majority of available output from a facility. The allocation of contract payments between the lease and non-lease elements is made at the inception of the lease. Fixed lease payments from such contracts are recognized as lease revenue on a straight-line basis over the lease term, whereas variable lease payments are recognized when earned.
The Company has sales-type leases for BESS in which the Company is the lessor. These arrangements allow customers the ability to determine when to charge and discharge the BESS, representing the transfer of control and constitutes the arrangement as a sales-type lease. Upon commencement of the lease, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on the present value of fixed payments under the contract and the residual value of the underlying asset.
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

136 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

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
CREDIT LOSSES — In accordance with ASC 326, the Company records an allowance for current expected credit losses (“CECL”) for accounts and notes receivable, financing receivables, contract assets, net investments in leases recognized as a lessor, held-to-maturity debt securities, financial guarantees related to the non-payment of a financial obligation, and off-balance sheet credit exposures not accounted for as insurance. The CECL allowance is based on the asset's amortized cost and reflects management's expected risk of credit losses over the remaining contractual life of the asset. CECL allowances are estimated using relevant information about the collectibility of cash flows and consider information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. See New Accounting Pronouncements below for further information regarding the impact on the Company's financial statements upon adoption of ASC 326.
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
The Company applied the modified retrospective method of adoption for ASC 326. Under this transition method, the Company applied the transition provisions starting at the date of adoption. The cumulative effect of the adoption of ASC 326 on our January 1, 2020 Condensed Consolidated Balance Sheet was as follows (in millions):

137 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

Condensed Consolidated Balance Sheet	Balance at December 31, 2019	Adjustments Due to ASC 326	Balance at January 1, 2020
Assets
Accounts receivable, net of allowance for doubtful accounts of $20	$1,479	$—	$1,479
Other current assets (1)	802	(2)	800
Deferred income taxes	156	9	165
Loan receivable, net of allowance of $32 (2)	1,351	(32)	1,319
Other noncurrent assets (3)	1,635	(30)	1,605
Liabilities and Equity
Accumulated deficit	$(692)	$(39)	$(731)
Noncontrolling interests	2,233	(16)	2,217
_________________________
(1)Other current assets include the short-term portion of the Mong Duong loan receivable, which was reclassified to Current held-for-sale assets on the Consolidated Balance Sheet as of December 31, 2020.
(2)Loan receivable at Mong Duong was reclassified to Noncurrent held-for-sale assets on the Consolidated Balance Sheet as of December 31, 2020.
(3)Other noncurrent assets include Argentina financing receivables.
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
Argentina — Exposure to CAMMESA, the administrator of the wholesale energy market in Argentina, is the driver of credit reserves in Argentina. As discussed in Note 7—Financing Receivables, the Company has credit exposures through the FONINVEMEM Agreements, other agreements related to resolutions passed by the Argentine government in which AES Argentina will receive compensation for investments in new generation plants and technologies, as well as regular accounts receivable balances. The timing of collections depends on corresponding agreements and collectability of these receivables are assessed on an ongoing basis.
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

138 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

our trade accounts receivables and amounts reserved for doubtful accounts under legacy GAAP arise from arrangements accounted for as an operating lease under ASC 842, which are excluded from the scope of ASC 326.
As discussed in Note 7—Financing Receivables, AES Gener recorded $33 million of noncurrent receivables at December 31, 2019 pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government in October 2019. The Company expects to collect these noncurrent receivables through the execution of sale agreements with third parties. However, given the investment grade rating of Chile and the history of zero credit losses for regulated customers, management determined that no incremental CECL reserves were required to be recognized as of January 1, 2020.
The following table represents the rollforward of the allowance for credit losses from January 1, 2020 to December 31, 2020 (in millions):

Rollforward of CECL Reserves by Portfolio Segment	Reserve at January 1, 2020	Current Period Provision	Write-offs charged against allowance	Recoveries Collected	Foreign Exchange	Reserve at December 31, 2020
Accounts Receivable (1)	$4	$11	$(9)	$3	$—	$9
Mong Duong Loan Receivable (2)	34	—	—	(2)	—	32
Argentina Receivables	29	1	—	(1)	(9)	20
Other	1	—	—	—	—	1
Total CECL Reserves	$68	$12	$(9)	$—	$(9)	$62
_____________________________
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $16 million and $4 million as of January 1, 2020 and December 31, 2020, respectively. Those reserves are not in scope under ASC 326.
(2)Mong Duong Loan Receivable credit losses allowance was reclassified to held-for-sale assets on the Consolidated Balance Sheet as of December 31, 2020.
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
During the course of adopting ASC 842, the Company applied various practical expedients including:
•The package of practical expedients (applied to all leases) that allowed lessees and lessors not to reassess:
a.whether any expired or existing contracts are or contain leases,
b.lease classification for any expired or existing leases, and
c.whether initial direct costs for any expired or existing leases qualify for capitalization under ASC 842.
•The transition practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements, and
•The transition practical expedient for lessees that allowed businesses to not separate lease and non-lease components. The Company applied the practical expedient to all classes of underlying assets when valuing right-of-use assets and lease liabilities. Contracts where the Company is the lessor were separated between the lease and non-lease components.

139 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

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

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2020-06, Debt - Debt with conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Equity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity	The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation.	For fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2020-04 and 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2022).	Effective for all entities as of March 12, 2020 through December 31, 2022.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
Inventory is valued primarily using the average-cost method. The following table summarizes the Company's inventory balances as of the dates indicated (in millions):

December 31,	2020	2019
Fuel and other raw materials	$223	$230
Spare parts and supplies	238	257
Total	$461	$487
3. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes the components of the electric generation and distribution assets and other property, plant and equipment (in millions) with their estimated useful lives (in years). The amounts are stated net of all prior asset impairment losses recognized.

140 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

	Estimated Useful Life	December 31,
	(in years)	2020	2019
Electric generation and distribution facilities	5-40	$24,239	$22,869
Other buildings	5-51	1,507	1,612
Furniture, fixtures and equipment	3-30	333	319
Other	5-39	628	583
Total electric generation and distribution assets and other		26,707	25,383
Accumulated depreciation		(8,472)	(8,505)
Net electric generation and distribution assets and other		$18,235	$16,878
The following table summarizes depreciation expense (including the amortization of assets recorded under finance leases in 2020 and 2019 or capital leases in 2018, and the amortization of asset retirement obligations) and interest capitalized during development and construction on qualifying assets for the periods indicated (in millions):

Years Ended December 31,	2020	2019	2018
Depreciation expense	$1,004	$977	$960
Interest capitalized during development and construction	307	238	199
Property, plant and equipment, net of accumulated depreciation, of $10 billion was mortgaged, pledged or subject to liens as of December 31, 2020 and 2019, including assets classified as held-for-sale.
The following table summarizes regulated and non-regulated generation and distribution property, plant and equipment and accumulated depreciation as of the dates indicated (in millions):

December 31,	2020	2019
Regulated generation and distribution assets and other, gross	$8,858	$8,570
Regulated accumulated depreciation	(3,329)	(3,029)
Regulated generation and distribution assets and other, net	5,529	5,541
Non-regulated generation and distribution assets and other, gross	17,849	16,813
Non-regulated accumulated depreciation	(5,143)	(5,476)
Non-regulated generation and distribution assets and other, net	12,706	11,337
Net electric generation and distribution assets and other	$18,235	$16,878
4. ASSET RETIREMENT OBLIGATIONS
The following table presents amounts recognized related to asset retirement obligations for the periods indicated (in millions):

	2020	2019
Balance at January 1	$428	$415
Additional liabilities incurred	42	19
Liabilities settled	(20)	(12)
Accretion expense	22	21
Change in estimated cash flows	3	58
Sale of plants	(13)	(71)
Other	—	(2)
Balance at December 31	$462	$428
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
During the year ended December 31, 2020, the Company increased the asset retirement obligations and corresponding assets at Chile and Hawaii, by $17 million and $12 million, respectively, and decreased the asset retirement obligation at DPL by $13 million. The increase at Chile is mostly due to the initial recognition of the ARO at Planta Solar II. The increase at Hawaii reflects the shortened useful life of the coal plant resulting from the passage of Senate Bill 2629, which prohibits issuing or renewing permits for coal power plants after December 31,

141 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

2022 and calls for ceasing all coal burning for electricity generation by that date. The decrease at DPL is attributable to the sale of the Hutchings facility in December 2020.
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
5. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves, and other deposits approximate their reported carrying amounts. The estimated fair values of the Company's assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Valuation Techniques — The fair value measurement accounting guidance describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach, (2) income approach, and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on current market expectations of the return on those future amounts. The cost approach is based on the amount that would currently be required to replace an asset. The Company measures its investments and derivatives at fair value on a recurring basis. Additionally, in connection with annual or event-driven impairment evaluations, certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These include long-lived tangible assets (i.e., property, plant and equipment), goodwill, and intangible assets (e.g., sales concessions, land use rights and water rights, etc.). In general, the Company determines the fair value of investments and derivatives using the market approach and the income approach, respectively. In the nonrecurring measurements of nonfinancial assets and liabilities, all three approaches are considered; however, the value estimated under the income approach is often the most representative of fair value.
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
The Company's methodology to fair value its derivatives is to start with any observable inputs; however, in certain instances the published forward rates or prices may not extend through the remaining term of the contract, and management must make assumptions to extrapolate the curve, which necessitates the use of unobservable inputs, such as proxy commodity prices or historical settlements to forecast forward prices. Specifically, where there is limited forward curve data with respect to foreign exchange contracts beyond the traded points, the Company utilizes the interest rate differential approach to construct the remaining portion of the forward curve. Similarly, in certain instances, the spread that reflects the credit or nonperformance risk is unobservable, requiring the use of proxy yield curves of similar credit quality.
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

142 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

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
Debt — Recourse and non-recourse debt are carried at amortized cost. The fair value of recourse debt is estimated based on quoted market prices. The fair value of non-recourse debt is estimated based upon interest rates and other features of the loan. In general, the carrying amount of variable rate debt is a close approximation of its fair value. For fixed rate loans, the fair value is estimated using quoted market prices or discounted cash flow ("DCF") analyses. The fair value of recourse and non-recourse debt excludes accrued interest at the valuation date. The fair value was determined using available market information as of December 31, 2020. The Company is not aware of any factors that would significantly affect the fair value amounts subsequent to December 31, 2020.
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
Fair Value Considerations — In determining fair value, the Company considers the source of observable market data inputs, liquidity of the instrument, the credit risk of the counterparty, and the risk of the Company's or its counterparty's nonperformance. The conditions and criteria used to assess these factors are:
Sources of market assumptions — The Company derives most of its market assumptions from market efficient data sources (e.g., Bloomberg and Reuters). To determine fair value where market data is not readily available, management uses comparable market sources and empirical evidence to develop its own estimates of market assumptions.
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
Nonperformance risk — Nonperformance risk refers to the risk that an obligation will not be fulfilled and affects the value at which a liability is transferred or an asset is sold. Nonperformance risk includes, but may not be limited

143 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

to, the Company's or its counterparty's credit and settlement risk. Nonperformance risk adjustments are dependent on credit spreads, letters of credit, collateral, other arrangements available, and the nature of master netting arrangements. The Company is party to various interest rate swaps and options, foreign currency options and forwards, and derivatives and embedded derivatives, which subject the Company to nonperformance risk. The financial and physical instruments held at the subsidiary level are generally non-recourse to the Parent Company.
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

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Unsecured debentures	$—	$21	$—	$21	$—	$—	$—	$—
Certificates of deposit	—	238	—	238	—	326	—	326
Total debt securities	—	259	—	259	—	326	—	326
EQUITY SECURITIES:
Mutual funds	28	51	—	79	22	61	—	83
Total equity securities	28	51	—	79	22	61	—	83
DERIVATIVES:
Interest rate derivatives	—	13	—	13	—	31	—	31
Cross-currency derivatives	—	5	—	5	—	—	—	—
Foreign currency derivatives	—	15	146	161	—	17	93	110
Commodity derivatives	—	8	2	10	—	28	2	30
Total derivatives — assets	—	41	148	189	—	76	95	171
TOTAL ASSETS	$28	$351	$148	$527	$22	$463	$95	$580
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$374	$236	$610	$—	$144	$184	$328
Cross-currency derivatives	—	2	2	4	—	10	11	21
Foreign currency derivatives	—	43	—	43	—	44	—	44
Commodity derivatives	—	22	—	22	—	29	2	31
Total derivatives — liabilities	—	441	238	679	—	227	197	424
TOTAL LIABILITIES	$—	$441	$238	$679	$—	$227	$197	$424
As of December 31, 2020, all AFS debt securities had stated maturities within one year. For the years ended December 31, 2019, and 2018, no other-than-temporary impairment of marketable securities were recognized in earnings or Other Comprehensive Income (Loss) and as of January 1, 2020, credit-related impairments are recognized in earnings under ASC 326. See Note 1—General and Summary of Significant Accounting Policies for further information. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from sale of AFS securities for the periods indicated (in millions):

Year Ended December 31,	2020	2019	2018
Gross proceeds from sale of AFS securities	$582	$663	$1,403
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

144 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

Year Ended December 31, 2020	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(184)	$(11)	$94	$(1)	$(102)
Total realized and unrealized gains (losses):
Included in earnings	3	(2)	67	2	70
Included in other comprehensive income — derivative activity	(84)	(10)	23	—	(71)
Settlements	34	21	(39)	1	17
Transfers of assets/(liabilities), net into Level 3	(6)	—	—	—	(6)
Transfers of (assets)/liabilities, net out of Level 3	1	—	1	—	2
Balance at December 31	$(236)	$(2)	$146	$2	$(90)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(2)	$35	$2	$35

Year Ended December 31, 2019	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(140)	$—	$199	$4	$63
Total realized and unrealized gains (losses):
Included in earnings	(1)	—	(65)	(2)	(68)
Included in other comprehensive income — derivative activity	(97)	—	(17)	—	(114)
Included in regulatory (assets) liabilities	—	—	—	(5)	(5)
Settlements	8	—	(23)	2	(13)
Transfers of assets/(liabilities), net into Level 3	(2)	(11)	—	—	(13)
Transfers of (assets)/liabilities, net out of Level 3	48	—	—	—	48
Balance at December 31	$(184)	$(11)	$94	$(1)	$(102)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(67)	$(2)	$(69)
The following table summarizes the significant unobservable inputs used for the Level 3 derivative assets (liabilities) as of December 31, 2020 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(236)	Subsidiaries’ credit spreads	0.6% - 3.6% (3.5%)
Cross-currency	(2)	Subsidiaries’ credit spreads	3.6% - 3.6% (3.6%)
Foreign currency:
Argentine peso	146	Argentine peso to USD currency exchange rate after one year	86 - 1,027 (405)
Commodity:
Other	2
Total	$(90)
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
Nonrecurring Measurements
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount. The following table summarizes our major categories of assets measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

Year Ended December 31, 2020	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used:
AES Gener (2)	8/1/2020	$1,087	$—	$—	$306	$781
Hawaii (2)	8/31/2020	114	—	—	76	38
Estrella del Mar I (2)	9/30/2020	44	—	—	14	30
Equity method investments:
OPGC (3)	03/31/2020	195	—	—	152	43
OPGC (3)	06/30/2020	272	—	104	—	158

145 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

Year Ended December 31, 2019	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Assets			Level 1	Level 2	Level 3
Dispositions and held-for-sale businesses: (4)
Kilroot and Ballylumford	04/12/2019	$232	$—	$118	$—	$115
Long-lived assets held and used:
Hawaii (2)	12/31/2019	163	—	—	103	60
Equity method investments:
OPGC (3)	12/31/2019	304	—	—	212	92
_____________________________
(1)Represents the carrying values at the dates of initial measurement, before fair value adjustment.
(2)See Note 22—Asset Impairment Expense for further information.
(3)See Note 8—Investments In and Advances to Affiliates for further information.
(4)Per the Company's policy, pre-tax loss is limited to the impairment of long-lived assets. Any additional loss will be recognized on completion of the sale. See Note 22—Asset Impairment Expense and Note 25—Held-for-Sale and Dispositions for further information.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets held and used measured on a nonrecurring basis during the year ended December 31, 2020 (in millions, except range amounts):

December 31, 2020	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
AES Gener	$306	Discounted cash flow	Annual revenue growth	(90)% to 10% (-2%)
			Variable margin	(94)% to 24% (-3%)
			Weighted-average cost of capital	7% to 10%
Hawaii	76	Discounted cash flow	Monthly revenue growth	(12)% to 13% (0%)
			Pre-tax operating margin	24% to 35% (29%)
			Weighted-average cost of capital	10% to 13%
Estrella del Mar I	14	Comparable market transactions	Sale price per kilowatt (USD)	$160 to $520 ($315)
			Age of unit when sold (years)	15 to 25 (18)
Equity method investments:
OPGC (1)	152	Expected present value	Annual dividend growth	(25)% to 40% (2%)
			Weighted-average cost of equity	12%
Total	$548
_____________________________
(1)Fair value measurement performed as of March 31, 2020, which included the Level 3 inputs shown above. The fair value measurement performed at June 30, 2020 included only Level 2 inputs; therefore, it is not included in this table.
Financial Instruments not Measured at Fair Value in the Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company's financial assets and liabilities that are not measured at fair value in the Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

		December 31, 2020
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$97	$197	$—	$—	$197
Liabilities:	Non-recourse debt	16,354	18,403	5	15,301	3,097
	Recourse debt	3,446	3,677	—	3,677	—

		December 31, 2019
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$98	$145	$—	$—	$145
Liabilities:	Non-recourse debt	16,712	16,579	—	15,804	775
	Recourse debt	3,396	3,529	—	3,529	—
_____________________________
(1)These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and amounts related to green blend and extend agreements in Chile and are included in Other noncurrent assets in the accompanying Consolidated Balance Sheets. The fair value and carrying amount of the Argentina receivables exclude VAT of $4 million and $11 million as of December 31, 2020 and 2019, respectively. See Note 7—Financing Receivables for further information.

146 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Volume of Activity — The following table presents the Company's maximum notional (in millions) over the remaining contractual period by type of derivative as of December 31, 2020, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest Rate (LIBOR and EURIBOR)	$4,772	2047
Cross-currency swaps (Chilean Unidad de Fomento and Brazilian Reais)	246	2028
Foreign Currency:
Argentine peso	56	2026
Chilean peso	318	2022
Colombian peso	190	2023
Euro	149	2023
Others, primarily with weighted average remaining maturities of a year or less	31	2022

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	23	2021
Power (in MWhs)	6	2024
Coal (in Tons or Metric Tonnes)	7	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company's derivative instruments as of the periods indicated (in millions):

Fair Value	December 31, 2020			December 31, 2019
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$13	$—	$13	$31	$—	$31
Cross-currency derivatives	5	—	5	—	—	—
Foreign currency derivatives	40	121	161	31	79	110
Commodity derivatives	2	8	10	—	30	30
Total assets	$60	$129	$189	$62	$109	$171
Liabilities
Interest rate derivatives	$506	$104	$610	$323	$5	$328
Cross-currency derivatives	4	—	4	21	—	21
Foreign currency derivatives	8	35	43	22	22	44
Commodity derivatives	—	22	22	2	29	31
Total liabilities	$518	$161	$679	$368	$56	$424

	December 31, 2020		December 31, 2019
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$51	$236	$72	$126
Noncurrent	138	443	99	298
Total	$189	$679	$171	$424

Credit Risk-Related Contingent Features (1)	December 31, 2020	December 31, 2019
Present value of liabilities subject to collateralization	$6	$—
Cash collateral held by third parties or in escrow	6	—
_____________________________
(1)     Based on the credit rating of certain subsidiaries

147 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

As of December 31, 2019, all derivative instruments subject to credit risk-related contingent features were in an asset position.
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Years Ended December 31,
	2020	2019	2018
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(511)	$(290)	$(16)
Cross-currency derivatives	3	(26)	(26)
Foreign currency derivatives	25	(23)	(52)
Commodity derivatives	5	—	—
Total	$(478)	$(339)	$(94)
Gains (losses) reclassified from AOCL to earnings
Interest rate derivatives	$(75)	$(28)	$(52)
Cross-currency derivatives	(5)	(12)	(43)
Foreign currency derivatives	(9)	(13)	(16)
Commodity derivatives	(2)	(1)	(6)
Total	$(91)	$(54)	$(117)
Loss reclassified from AOCL to earnings due to discontinuance of hedge accounting (1)	$—	$(2)	$—
Gain (losses) recognized in earnings related to
Ineffective portion of cash flow hedges	$—	$—	$(7)
Not designated as hedging instruments:
Interest rate derivatives	(1)	—	—
Foreign currency derivatives	68	(46)	148
Commodity derivatives and other	(68)	(6)	25
Total	$(1)	$(52)	$173
_____________________________
(1)     Cash flow hedge was discontinued on a cross-currency swap in 2019 because the underlying debt was prepaid.
AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended December 31, 2021 by $98 million, primarily due to interest rate derivatives.
7. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions). As the Company applied the modified retrospective method of adoption for ASC 326 effective January 1, 2020, CECL reserves are included in the receivable balance as of December 31, 2020. See Note 1—General and Summary of Significant Accounting Policies for further information.

	December 31, 2020			December 31, 2019
December 31,	Gross Receivable	Allowance	Net Receivable	Receivable
Argentina	$48	$9	$39	$64
Chile	31	—	31	33
Other	31	—	31	12
Total	$110	$9	$101	$109
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

148 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

portion of their accounts receivable into a fund for financing the construction of combined cycle and gas-fired plants. These receivables accrue interest and are collected in monthly installments over 10 years once the related plant begins operations.
The FONINVEMEM receivables are denominated in Argentine pesos, but indexed to USD, which represents a foreign currency derivative. Due to differences between spot rates, used to remeasure the receivables, and discounted forward rates, used to value the foreign currency derivative, these two items will not perfectly offset over the life of the receivable. Once settled, the foreign currency derivative will offset the accumulated unrealized foreign currency losses resulting from the devaluation of the FONINVEMEM receivable. As of December 31, 2020 and 2019, the amount of the foreign currency-related derivative assets associated with the FONINVEMEM financing receivables that were excluded from the table above had a fair value of $146 million and $94 million, respectively.
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
Chile
AES Gener has recorded receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government in October 2019, in conjunction with the Tariff Stabilization Law. Historically, the government updated the prices for these contracts every six months to reflect the indexation the contracts have to exchange rates and commodities prices. The Stabilization Fund does not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated into pricing in 2023. Consequently, costs incurred in excess of the July 1, 2019 price will be accumulated and borne by generators.
On December 31, 2020, AES Gener executed an agreement for the sale of $105 million of receivables generated pursuant the Tariff Stabilization Law at a discount of $20 million. As a result of the agreement, as of December 31, 2020, $77 million of current receivables and $8 million of noncurrent receivables were recorded in Accounts receivable and Other noncurrent assets, respectively, pertaining to the Stabilization Fund. Additionally, $23 million of payment deferrals granted to mining customers as part of our green blend and extend agreements were recorded as financing receivables included in Other noncurrent assets at December 31, 2020.
8. INVESTMENTS IN AND ADVANCES TO AFFILIATES
The following table summarizes the relevant effective equity ownership interest and carrying values for the Company's investments accounted for under the equity method as of the periods indicated:

December 31,		2020	2019	2020	2019
Affiliate	Country	Carrying Value (in millions)		Ownership Interest %
sPower (1)	United States	$551	$442	50%	50%
Uplight	United States	85	91	32%	32%
Mesa La Paz	Mexico	60	66	50%	50%
Energía Natural Dominicana Enadom (2)	Dominican Republic	49	48	43%	43%
OPGC	India	—	212	49%	49%
Guacolda (3)	Chile	—	74	34%	33%
Barry (4)	United Kingdom	—	—	100%	100%
Other affiliates (5)	Various	90	33
Total		$835	$966
_____________________________
(1)In January 2021, the sPower and AES Distributed Energy development platforms were merged to form AES Clean Energy Development. See Note 31—Subsequent Events for further information.
(2)The Company's ownership in Energía Natural Dominicana Enadom is held through AES Andres, an 85%-owned consolidated subsidiary. AES Andres owns 50% of Energía Natural Dominicana Enadom, resulting in an AES effective ownership of 43%.
(3)The Company's ownership in Guacolda is held through AES Gener, a 67%-owned consolidated subsidiary. AES Gener owns 50% of Guacolda, resulting in an AES effective ownership of 34%.
(4)Represents a VIE in which the Company holds a variable interest, but is not the primary beneficiary.
(5)Includes Bosforo, Fluence, and Tucano equity method investments, and others, as well as a $67 million loan facility granted from Colon to an equity method affiliate in 2020.

149 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

OPGC — In December 2019, an other-than-temporary impairment was identified at OPGC primarily due to the estimated market value of the Company's investment and other negative developments impacting future expected cash flows at the investee. A calculation of the fair value of the Company’s investment in OPGC was required to evaluate whether there was a loss in the carrying value of the investment. Based on management’s estimate of fair value of $212 million, the Company recognized an other-than-temporary impairment of $92 million in Other non-operating expense in December 2019. In March 2020, management’s updated estimate of fair value was $152 million and the Company recognized an additional other-than-temporary impairment of $43 million due to the economic slowdown.
In June 2020, the Company agreed to sell its entire 49% stake in OPGC resulting in an additional other-than-temporary impairment of $158 million. Total other-than-temporary impairment for the year ended December 31, 2020 was $201 million, recognized in Other non-operating expense. In December 2020, the Company completed the sale for $135 million, resulting in a pre-tax gain on sale of $23 million, primarily due to the write-off of cumulative translation adjustments. Prior to its sale, the OPGC equity method investment was reported in the Eurasia SBU reportable segment.
Fluence — In December 2020, Fluence entered into an agreement with the QIA whereby QIA will invest $125 million in Fluence. Following the completion of the transaction, which is expected in the second quarter of 2021, AES and Siemens are expected to each own approximately 44% of Fluence. The Fluence equity method investment is reported as part of Corporate and Other.
Guacolda — In October 2019, Guacolda management reviewed the recoverability of the Guacolda asset group and determined the undiscounted cash flows did not exceed the carrying amount. Guacolda recognized a long-lived asset impairment at the investee level, which negatively impacted the Company's Net equity in earnings (losses) of affiliates by $158 million.
In September 2020, Guacolda management identified additional impairment indicators primarily as a result of inability to re-contract Guacolda’s generation after expiration of its existing PPAs driven by lower energy prices in Chile and reduced forecasted cash flows resulting from decarbonization initiatives of the Chilean Government. Guacolda recognized a long-lived asset impairment at the investee level, which negatively impacted the Company's Net equity in earnings (losses) of affiliates by $127 million. As a result, the Company’s basis in its investment in Guacolda was reduced to zero and the equity method of accounting was suspended. As of December 31, 2020, the Company has not recognized $99 million of equity method losses which were in excess of the Company’s carrying amount. The Guacolda equity method investment is reported in the South America SBU reportable segment.
Energía Natural Dominicana Enadom — In September 2019, AES Andres established a joint venture with Energas Group for the purpose of selling natural gas and related terminal services, storage, regasification, and transportation to customers in the Dominican Republic. Gas Natural del Este (subsequently renamed Energía Natural Dominicana Enadom), a wholly-owned subsidiary of the joint venture, acquired the Eastern Pipeline development project from AES Andres for total consideration of $55 million, resulting in a gain of $2 million. The transaction was considered a contribution of a nonfinancial asset in exchange for a noncontrolling interest in the joint venture. As the Company does not control the joint venture, it is accounted for as an equity method investment and is reported in the MCAC SBU reportable segment.
Uplight — In July 2019, Simple Energy merged with Tendril, a previously unrelated party, to form Uplight, a new company that offers a comprehensive platform for utility customer engagement. As part of this merger, the Company contributed its ownership interest in Simple Energy and $53 million of cash in exchange for an ownership interest in the merged company. This transaction resulted in a gain on sale of $12 million and a total investment in Uplight of $98 million. As the Company does not control Uplight, it is accounted for as an equity method investment and is reported as part of Corporate and Other.
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
Barry — The Company holds a 100% ownership interest in AES Barry Ltd. ("Barry"), a dormant entity in the U.K. that disposed of its generation and other operating assets. Due to a debt agreement, no material financial or

150 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

operating decisions can be made without the banks' consent, and the Company does not control Barry. As of December 31, 2020 and 2019, other long-term liabilities included $46 million and $44 million related to this debt agreement.
Summarized Financial Information — The following tables summarize financial information of the Company's 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates			Majority-Owned Unconsolidated Subsidiaries
Years ended December 31,	2020	2019	2018	2020	2019	2018
Revenue	$1,880	$1,122	$962	$1	$49	$40
Operating margin (loss)	213	124	135	(3)	(5)	3
Net income (loss)	(538)	(724)	14	(4)	(7)	(3)

December 31,	2020	2019		2020	2019
Current assets	$1,017	$831		$159	$166
Noncurrent assets	6,230	7,220		886	982
Current liabilities	1,294	1,271		121	141
Noncurrent liabilities	3,671	3,966		981	1,052
Stockholders' equity	2,282	2,814		(57)	(45)
At December 31, 2020, retained earnings included $120 million related to the undistributed losses of the Company's 50%-or-less owned affiliates. Distributions received from these affiliates were $14 million, $23 million, and $83 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, the underlying equity in the net assets of our equity affiliates exceeded the aggregate carrying amount of our investments in equity affiliates by $150 million.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill — The following table summarizes the carrying amount of goodwill by reportable segment for the years ended December 31, 2020 and 2019 (in millions):

	US and Utilities	South America	MCAC	Eurasia	Total
Balance as of December 31, 2019
Goodwill	$2,786	$868	$16	$—	$3,670
Accumulated impairment losses	(2,611)	—	—	—	(2,611)
Net balance	175	868	16	—	1,059
Balance as of December 31, 2020
Goodwill	2,788	868	16	—	3,672
Accumulated impairment losses	(2,611)	—	—	—	(2,611)
Net balance	$177	$868	$16	$—	$1,061
Other Intangible Assets — The following table summarizes the balances comprising Other intangible assets in the accompanying Consolidated Balance Sheets (in millions) as of the periods indicated:

	December 31, 2020			December 31, 2019
	Gross Balance	Accumulated Amortization	Net Balance	Gross Balance	Accumulated Amortization	Net Balance
Subject to Amortization
Internal-use software	$386	$(255)	$131	$367	$(228)	$139
Contracts	157	(38)	119	134	(29)	105
Project development rights (1)	203	(5)	198	100	(1)	99
Emissions allowances (2)	64	—	64	24	—	24
Concession rights	201	(18)	183	39	(35)	4
Other (3)	59	(14)	45	43	(14)	29
Subtotal	1,070	(330)	740	707	(307)	400
Indefinite-Lived Intangible Assets
Land use rights	39	—	39	21	—	21
Water rights	20	—	20	20	—	20
Transmission rights	22	—	22	23	—	23
Other	6	—	6	5	—	5
Subtotal	87	—	87	69	—	69
Total	$1,157	$(330)	$827	$776	$(307)	$469
_____________________________
(1)Includes emission offset fee to the Air Quality Management District (AQMD) in order to transfer emission offsets from retired legacy Southland units to the new CCGT.

151 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

(2)Acquired or purchased emissions allowances are finite-lived intangible assets that are expensed when utilized and included in net income for the year.
(3)Includes management rights, renewable energy credits and incentives, and other individually insignificant intangible assets.
The following tables summarize other intangible assets acquired during the periods indicated (in millions):

December 31, 2020	Amount	Subject to Amortization/Indefinite-Lived	Weighted Average Amortization Period (in years)	Amortization Method
Internal-use software	$35	Subject to Amortization	4	Straight-line
Contracts	28	Subject to Amortization	20	Straight-line
Project development rights	109	Subject to Amortization	30	Straight-line
Emissions allowances	56	Subject to Amortization	Various	As utilized
Transmission rights	20	Indefinite-Lived	N/A	N/A
Concession rights (1)	184	Subject to Amortization	12	Straight-line
Other	22	Various	N/A	N/A
Total	$454

December 31, 2019	Amount	Subject to Amortization/Indefinite-Lived	Weighted Average Amortization Period (in years)	Amortization Method
Internal-use software	$61	Subject to Amortization	5	Straight-line
Contracts	2	Subject to Amortization	35	Straight-line
Project development rights	8	Subject to Amortization	29	Straight-line
Emissions allowances	22	Subject to Amortization	Various	As utilized
Transmission rights	23	Indefinite-Lived	N/A	N/A
Other	5	Various	N/A	N/A
Total	$121
_____________________________
(1)Represents the fair value assigned to the extension of the Tietê hydroelectric plants' concession agreement with ANEEL, expected to be finalized in the first quarter of 2021. See Note 13—Contingencies for further information.
The following table summarizes the estimated amortization expense by intangible asset category for 2021 through 2025:

(in millions)	2021	2022	2023	2024	2025
Internal-use software	$36	$30	$25	$23	$21
Contracts	9	9	9	6	6
Concession rights	16	16	17	16	16
Other	9	9	8	8	7
Total	$70	$64	$59	$53	$50
Intangible asset amortization expense was $54 million, $45 million and $47 million for the years ended December 31, 2020, 2019 and 2018, respectively.

152 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

10. REGULATORY ASSETS AND LIABILITIES
The Company has recorded regulatory assets and liabilities (in millions) that it expects to pass through to its customers in accordance with, and subject to, regulatory provisions as follows:

December 31,	2020	2019	Recovery/Refund Period
Regulatory assets
Current regulatory assets:
El Salvador energy pass through costs recovery	$40	$56	Quarterly
Other	73	57	1 year
Total current regulatory assets	113	113
Noncurrent regulatory assets:
IPL and DPL defined benefit pension obligations (1)	244	262	Various
IPL environmental costs	81	85	Various
IPL Petersburg Unit 1 retirement costs	75	—	Over life of assets
IPL deferred Midwest ISO costs	61	75	6 years
Other	126	108	Various
Total noncurrent regulatory assets	587	530
Total regulatory assets	$700	$643
Regulatory liabilities
Current regulatory liabilities:
Overcollection of costs to be passed back to customers	$47	$80	1 year
Other	1	1	Various
Total current regulatory liabilities	48	81
Noncurrent regulatory liabilities:
IPL and DPL accrued costs of removal and AROs	863	863	Over life of assets
IPL and DPL income taxes payable to customers through rates	174	209	Various
Other	21	18	Various
Total noncurrent regulatory liabilities	1,058	1,090
Total regulatory liabilities	$1,106	$1,171
_____________________________
(1)Past expenditures on which the Company earns a rate of return.
Our regulatory assets and current regulatory liabilities primarily consist of under or overcollection of costs that are generally non-controllable, such as purchased electricity, energy transmission, fuel costs, and other sector costs. These costs are recoverable or refundable as defined by the laws and regulations in our markets. Our regulatory assets also include defined pension and postretirement benefit obligations equal to the previously unrecognized actuarial gains and losses and prior service costs that are expected to be recovered through future rates. Additionally, our regulatory assets include the expected carrying value of IPL's Petersburg Unit 1 at its anticipated retirement date, which will be amortized over the life of the asset beginning on the date of retirement. Other current and noncurrent regulatory assets primarily consist of:
•Undercollections on rate riders such as wholesale margin sharing and MISO costs at IPL and energy efficiency and storm costs at DPL;
•Unamortized premiums reacquired or redeemed on long-term debt at IPL and DPL, which are amortized over the lives of the original issuances; and
•OVEC costs at DPL.
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
In the accompanying Consolidated Balance Sheets, current regulatory assets and liabilities are reflected in Other current assets and Accrued and other liabilities, respectively, and noncurrent regulatory assets and liabilities are reflected in Other noncurrent assets and Other noncurrent liabilities, respectively. All of the regulatory assets and liabilities as of December 31, 2020 and December 31, 2019 are related to the US and Utilities SBU.

153 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

11. DEBT
NON-RECOURSE DEBT — The following table summarizes the carrying amount and terms of non-recourse debt at our subsidiaries as of the periods indicated (in millions):

NON-RECOURSE DEBT	Weighted Average Interest Rate	Maturity	December 31,
			2020	2019
Variable Rate:
Bank loans	3.93%	2021 – 2050	$3,494	$3,389
Notes and bonds	3.11%	2023 – 2030	800	1,056
Debt to (or guaranteed by) multilateral, export credit agencies or development banks (1)	1.67%	2023 – 2033	457	460
Fixed Rate:
Bank loans	4.72%	2021 – 2040	2,965	2,900
Notes and bonds	5.20%	2021 – 2079	8,907	8,098
Debt to (or guaranteed by) multilateral, export credit agencies or development banks (1)	3.41%	2021 – 2023	34	1,110
Other	4.20%	2061	18	17
Unamortized (discount) premium & debt issuance (costs), net			(321)	(318)
Subtotal			$16,354	$16,712
Less: Current maturities (2)			(1,426)	(1,865)
Noncurrent maturities (2)			$14,928	$14,847
_____________________________
(1)    Multilateral loans include loans funded and guaranteed by bilaterals, multilaterals, development banks and other similar institutions.
(2)    Excludes $4 million and $3 million (current) and $77 million and $67 million (noncurrent) finance lease liabilities included in the respective non-recourse debt line items on the Consolidated Balance Sheet as of December 31, 2020 and 2019, respectively. See Note 14—Leases for further information.
The interest rate on variable rate debt represents the total of a variable component that is based on changes in an interest rate index and of a fixed component. The Company has interest rate swaps and option agreements that economically fix the variable component of the interest rates on the portion of the variable rate debt being hedged in an aggregate notional principal amount of approximately $2 billion on non-recourse debt outstanding at December 31, 2020.
Non-recourse debt as of December 31, 2020 is scheduled to reach maturity as shown below (in millions):

December 31,	Annual Maturities
2021	$1,439
2022	516
2023	1,017
2024	1,307
2025	996
Thereafter	11,400
Unamortized (discount) premium & debt issuance (costs), net	(321)
Total	$16,354
As of December 31, 2020, AES subsidiaries with facilities under construction had a total of approximately $215 million of committed but unused credit facilities available to fund construction and other related costs. Excluding these facilities under construction, AES subsidiaries had approximately $868 million in various unused committed credit lines to support their working capital, debt service reserves and other business needs. These credit lines can be used for borrowings, letters of credit, or a combination of these uses.

154 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

Significant transactions — During the year ended December 31, 2020, the Company's subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Repayments	Gain (Loss) on Extinguishment of Debt
Southland (1)	Q1, Q2, Q4	$283	$(125)	$(1)
AES Brasil	Q2, Q3, Q4	375	(1)	—
Gener	Q1, Q2	90	(8)	—
DPL (2)	Q2, Q3	555	(520)	(34)
IPALCO	Q2	475	(470)	(2)
Mong Duong	Q2	150	—	—
Panama (3)	Q3	1,485	(1,228)	(16)
Cochrane	Q3	485	(445)	(1)
Angamos	Q3	—	(309)	(5)
_____________________________
(1)Issuances relate to the June 2017 long-term non-recourse debt financing to fund the Southland repowering construction projects.
(2)Includes transactions at DPL and its subsidiary, DP&L.
(3)Repayments relate to existing obligations at AES Panama, Changuinola, and Colon.
Panama — In August 2020, AES Panama issued $1.4 billion aggregate principal of 4.375% senior secured notes and a $105 million term loan due in 2030 and 2023, respectively. The proceeds from the issuance were used to prepay $447 million, $171 million, and $610 million of outstanding indebtedness at AES Panama, Changuinola, and Colon, respectively. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $16 million.
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
In June 2020, DPL issued $415 million aggregate principal of 4.125% senior secured notes due in 2025. In July 2020, the net proceeds from the issuance were used to prepay the outstanding principal of $380 million of its 7.25% senior unsecured notes due in 2021. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $34 million.
IPALCO — In April 2020, IPALCO issued $475 million aggregate principal of 4.25% senior secured notes due in 2030. The net proceeds from the issuance were used to prepay the outstanding principal of $405 million of its 3.45% senior unsecured notes and a $65 million term loan both due in July 2020. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $2 million.
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
Mong Duong — In August 2019, Mong Duong refinanced $1.1 billion aggregate principal of its existing senior secured notes due in 2029 with variable interest rates ranging from LIBOR + 2.25% to LIBOR + 4.15% in exchange for a fixed rate loan with a newly formed SPV, accounted for as an equity affiliate, due in 2029 with interest rates

155 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

that vary from 4.41% to 7.18%. This refinancing was a non-cash transaction as the SPV acquired all of the outstanding rights and obligations of the original Mong Duong lenders. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $31 million. As of December 31, 2020, Mong Duong met the held-for-sale criteria and the outstanding debt balances were reclassified to held-for-sale liabilities on the Consolidated Balance Sheet.
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
As of December 31, 2020 and 2019, approximately $587 million and $372 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements, and these amounts were included within Restricted cash and Debt service reserves and other deposits in the accompanying Consolidated Balance Sheets.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $1.7 billion at December 31, 2020.
The following table summarizes the Company's subsidiary non-recourse debt in default (in millions) as of December 31, 2020. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

	Primary Nature of Default	December 31, 2020
Subsidiary		Debt in Default	Net Assets
AES Puerto Rico	Covenant	$238	$171
AES Ilumina (Puerto Rico)	Covenant	31	19
AES Jordan Solar	Covenant	7	1
Total		$276
The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation's recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters. As of December 31, 2020, the Company had no defaults which resulted in or were at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.

156 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

RECOURSE DEBT — The following table summarizes the carrying amount and terms of recourse debt of the Company as of the periods indicated (in millions):

	Interest Rate	Final Maturity	December 31, 2020	December 31, 2019
Senior Unsecured Note	4.00%	2021	—	500
Senior Secured Term Loan	LIBOR + 1.75%	2022	—	18
Senior Unsecured Note	4.875%	2023	—	613
Senior Unsecured Note	4.50%	2023	—	500
Drawings on revolving credit facility	LIBOR + 1.75%	2024	70	180
Senior Unsecured Note	5.50%	2024	—	63
Senior Unsecured Note	5.50%	2025	—	544
Senior Unsecured Note	3.30%	2025	900	—
Senior Unsecured Note	6.00%	2026	—	500
Senior Unsecured Note	1.375%	2026	800	—
Senior Unsecured Note	5.125%	2027	—	500
Senior Unsecured Note	3.95%	2030	700	—
Senior Unsecured Note	2.45%	2031	1,000	—
Other (1)	CDI + 7.00%	2026	18	—
Unamortized (discount) premium & debt issuance (costs), net			(41)	(22)
Subtotal			$3,447	$3,396
Less: Current maturities			(1)	(5)
Noncurrent maturities			$3,446	$3,391
_____________________________
(1)Represents project-level limited recourse debt at AES Holdings Brasil Ltda.
The following table summarizes the principal amounts due under our recourse debt for the next five years and thereafter (in millions):

December 31,	Net Principal Amounts Due
2021	$1
2022	3
2023	3
2024	74
2025	903
Thereafter	2,504
Unamortized (discount) premium & debt issuance (costs), net	(41)
Total recourse debt	$3,447
During the first quarter of 2020, the Company drew $840 million on revolving lines of credit at the Parent Company, of which approximately $250 million was used to enhance our liquidity position due to the uncertain economic conditions surrounding the COVID-19 pandemic, and the remaining $590 million was used for other general corporate purposes. During the remainder of 2020, the Parent Company drew an additional $755 million and repaid $1.5 billion on these revolving lines of credit. The entire $250 million related to the COVID-19 pandemic was repaid during the second quarter of 2020. As of December 31, 2020, we had approximately $70 million of outstanding indebtedness on the Parent Company credit facility at a weighted average interest rate of 1.86%.
In May 2020, the Company issued $900 million aggregate principal of 3.30% senior unsecured notes due in 2025 and $700 million of 3.95% senior unsecured notes due in 2030. The Company used the net proceeds from these issuances to purchase via tender offer a portion of the 4.00%, 4.50%, and 4.875% senior notes due in 2021, 2023, and 2023, respectively. Subsequent to the tender offers, the Company redeemed the remaining balance of its 4.00% and 4.875% senior notes due in 2021 and 2023, respectively, and $7 million of the remaining 4.50% senior notes due in 2023. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $37 million.
In December 2020, the Company issued $800 million aggregate principal of 1.375% senior unsecured notes due in 2026 and $1 billion aggregate principal of 2.45% senior unsecured notes due in 2031. The Company used the net proceeds from these issuances to purchase via tender offer the remaining balance of its 5.50%, 6.00%, and 5.125% senior notes due 2025, 2026, and 2027, respectively. Subsequent to the tender offers, the Company redeemed the remaining balance of its 4.50% and 5.50% notes due 2023 and 2024, respectively. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $108 million.
In September 2019, the Company prepaid $343 million aggregate principal of its LIBOR + 1.75% existing senior secured term loan due in 2022 and $100 million of its 4.875% senior unsecured notes due in 2023. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $5 million.

157 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

Recourse Debt Covenants and Guarantees — The Company's obligations under the revolving credit facility and indentures governing the senior notes due 2025 and 2030 are currently unsecured following the achievement of two investment grade ratings and the release of security in accordance with the terms of the facility and the notes. If the Company’s credit rating falls below "Investment Grade" from at least two of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc., as determined in accordance with the terms of the revolving credit facility and indenture dated May 15, 2020 (BBB-, or in the case of Moody’s Investor Services, Inc. Baa3), then the obligations under the revolving credit facility and the indentures governing the senior notes due 2025 and 2030 become, subject to certain exceptions, secured by (i) all of the capital stock of domestic subsidiaries owned directly by the Company or certain subsidiaries and 65% of the capital stock of certain foreign subsidiaries owned directly by the Company and certain subsidiaries,and (ii) certain intercompany receivables, certain intercompany notes and certain intercompany tax sharing agreements.
The revolving credit facility is subject to mandatory prepayment under certain circumstances, including the sale of certain assets. In such a situation, a portion of the net cash proceeds from the sale must be applied pro rata to repay loans outstanding under the revolving credit facility and certain other indebtedness, if any, subject to customary reinvestment rights.
The revolving credit facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to, limitations on other indebtedness, liens, investments and guarantees; limitations on restricted payments such as shareholder dividends and equity repurchases; restrictions on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet or derivative arrangements; and other financial reporting requirements.
The revolving credit facility also contains financial covenants, evaluated quarterly, requiring the Company to maintain a minimum ratio of adjusted operating cash flow to interest charges on recourse debt of 2.5 times and a maximum ratio of recourse debt to adjusted operating cash flow of 5.75 times.
The terms of the Company's senior notes contain certain customary covenants, including limitations on the Company's ability to incur liens or enter into sale and leaseback transactions.
12. COMMITMENTS
The Company enters into long-term contracts for construction projects, maintenance and service, transmission of electricity, operations services and purchases of electricity and fuel. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances. The following table shows the future minimum commitments for continuing operations under these contracts as of December 31, 2020 for 2021 through 2025 and thereafter as well as actual purchases under these contracts for the years ended December 31, 2020, 2019, and 2018 (in millions):

Actual purchases during the year ended December 31,	Electricity Purchase Contracts	Fuel Purchase Contracts	Other Purchase Contracts
2018	$827	$1,838	$1,671
2019	1,597	1,824	1,684
2020	756	1,573	1,506
Future commitments for the year ending December 31,
2021	$700	$1,370	$1,904
2022	500	815	636
2023	447	609	605
2024	434	495	570
2025	434	457	526
Thereafter	5,037	1,445	1,816
Total	$7,552	$5,191	$6,057
13. CONTINGENCIES
Guarantees and Letters of Credit — In connection with certain project financings, acquisitions and dispositions, power purchases, and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish

158 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to no more than 15 years.
The following table summarizes the Parent Company's contingent contractual obligations as of December 31, 2020. Amounts presented in the following table represent the Parent Company's current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. There were 5 obligations made by the Parent Company for the direct benefit of the lenders associated with the non-recourse debt of its businesses.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$1,358	69	$0 — 157
Letters of credit under the unsecured credit facilities	110	25	$0 — 56
Letters of credit under the revolving credit facility	77	17	$0 — 62
Surety bond	1	1	$1
Total	$1,546	112
During the year ended December 31, 2020, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended December 31, 2020 and 2019, the Company recognized liabilities of $5 million and $4 million for projected environmental remediation costs, respectively. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of December 31, 2020. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $12 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $28 million and $55 million as of December 31, 2020 and 2019, respectively. These amounts are reported on the Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2020. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $245 million and $933 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
Tietê GSF Settlement — In December 2020, ANEEL published a regulation establishing the terms and conditions for compensation to Tietê for the non-hydrological risk charged to hydro generators through the incorrect application of the GSF mechanism from 2013 until 2018. In accordance with the regulation, this compensation will be in the form of a concession extension period of approximately 2.6 years. As a result, the previously recognized contingent liabilities related to GSF payments were updated to reflect the Company's best estimate for the fair value of compensation to be received from the concession extension offered in conjunction with the regulation. This compensation was estimated to have a fair value of $184 million, and was recorded as a reversal of Non-Regulated Cost of Sales on the Consolidated Statements of Operations. The concession extension also met the criteria for

159 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

recognition as a definite-lived intangible asset, which will be amortized from the date of the agreement until the end of the new concession period. The value of the concession extension is based on a preliminary time-value equivalent calculation made by the CCEE and subsequent adjustments requested by Tietê, which has been determined to be fair value. Both the concession extension period and its equivalent asset value are subject to a final agreement between ANEEL and AES.
14. LEASES
LESSEE — Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in millions):

	Consolidated Balance Sheet Classification	December 31, 2020	December 31, 2019
Assets
Right-of-use assets — finance leases	Electric generation, distribution assets and other	$74	$67
Right-of-use assets — operating leases	Other noncurrent assets	275	248
Total right-of-use assets		$349	$315
Liabilities
Finance lease liabilities (current)	Non-recourse debt (current liabilities)	$4	$3
Finance lease liabilities (noncurrent)	Non-recourse debt (noncurrent liabilities)	77	67
Total finance lease liabilities		81	70
Operating lease liabilities (current)	Accrued and other liabilities	17	16
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	293	261
Total operating lease liabilities		310	277
Total lease liabilities		$391	$347
The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term — finance leases	31 years	32 years
Weighted-average remaining lease term — operating leases	23 years	23 years
Weighted-average discount rate — finance leases	4.11%	4.99%
Weighted-average discount rate — operating leases	6.81%	6.99%
The following table summarizes the components of lease expense recognized in Cost of Sales on the Consolidated Statements of Operations for the years ended (in millions):

	Twelve Months Ended December 31,
Components of Lease Cost	2020	2019
Operating lease cost	$36	$46
Finance lease cost:
Amortization of right-of-use assets	3	2
Interest on lease liabilities	4	2
Short-term lease costs	13	38
Variable lease cost	—	1
Total lease cost	$56	$89
Operating cash outflows from operating leases included in the measurement of lease liabilities were $41 million and $48 million for the twelve months ended December 31, 2020 and 2019, respectively, and operating cash outflows from finance leases were $2 million for the twelve months ended December 31, 2020. Right-of-use assets obtained in exchange for new operating lease liabilities were $37 million for the twelve months ended December 31, 2020.

160 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

The following table shows the future lease payments under operating and finance leases for continuing operations together with the present value of the net lease payments as of December 31, 2020 for 2021 through 2025 and thereafter (in millions):

	Maturity of Lease Liabilities
	Finance Leases	Operating Leases
2021	$5	$29
2022	5	29
2023	5	28
2024	4	27
2025	4	25
Thereafter	134	507
Total	157	645
Less: Imputed interest	(76)	(335)
Present value of lease payments	$81	$310
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
The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in millions):

	Twelve Months Ended December 31,
Lease Income	2020	2019
Total Lease Revenue	$580	$600
Less: Variable Lease Payments	66	70
Total Non-Variable Lease Revenue	$514	$530
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, Plant and Equipment for the periods indicated (in millions):

	Twelve Months Ended December 31,
Lease Income	2020	2019
Gross Assets	$3,103	$2,909
Accumulated Depreciation	1,011	707
Net Assets	$2,092	$2,202
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of December 31, 2020. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of December 31, 2020 for 2021 through 2025 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2021	$2	$489
2022	2	475
2023	3	411
2024	3	412
2025	3	412
Thereafter	39	1,034
Total	52	$3,233
Less: Imputed interest	(24)
Present value of total lease receipts	$28
Battery Storage Lease Arrangements — The Company is constructing and operating projects that pair BESS with solar energy systems, which allows the project more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component constituting a sales-type lease. Upon commencement of the lease, the book value of the

161 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on the present value of fixed payments under the contract and the residual value of the underlying asset. Due to the variable nature of lease payments under these contracts, the Company recorded losses at commencement of sales-type leases of $36 million for the year ended December 31, 2019. These amounts are recognized in Other expense in the Consolidated Statement of Operations. See Note 21—Other Income and Expense for further information. The Company recognized lease income on sales-type leases through variable payments of $5 million and interest income of $2 million for the year ended December 31, 2020.
15. BENEFIT PLANS
Defined Contribution Plan — The Company sponsors four defined contribution plans ("the DC Plans"). Two plans cover U.S. non-union employees; one for Parent Company and certain US and Utilities SBU business employees, and one for DPL employees. The remaining two plans include union and non-union employees at IPL and union employees at DPL. The DC Plans are qualified under section 401 of the Internal Revenue Code. Most U.S. employees of the Company are eligible to participate in the appropriate plan except for those employees who are covered by a collective bargaining agreement, unless such agreement specifically provides that the employee is considered an eligible employee under a plan. Within the DC Plans, the Company provides matching contributions in addition to other non-matching contributions. Participants are fully vested in their own contributions. The Company's contributions vest over various time periods ranging from immediate up to five years. For the years ended December 31, 2020, 2019 and 2018, costs for defined contribution plans were approximately $21 million, $19 million and $21 million, respectively.
Defined Benefit Plans — Certain of the Company's subsidiaries have defined benefit pension plans covering substantially all of their respective employees ("the DB Plans"). Pension benefits are based on years of credited service, age of the participant, and average earnings. Of the 28 active DB Plans as of December 31, 2020, five are at U.S. subsidiaries and the remaining plans are at foreign subsidiaries.
The following table reconciles the Company's funded status, both domestic and foreign, as of the periods indicated (in millions):

	2020		2019
	U.S.	Foreign	U.S.	Foreign
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation as of January 1	$1,242	$224	$1,118	$417
Service cost	12	6	11	8
Interest cost	35	14	44	19
Employee contributions	—	—	—	—
Plan amendments	1	—	—	—
Plan curtailments	—	(6)	—	—
Plan settlements	—	—	—	—
Benefits paid	(81)	(9)	(65)	(9)
Plan combinations	—	—	—	—
Divestitures	—	—	—	(244)
Actuarial (gain) loss	122	19	134	37
Effect of foreign currency exchange rate changes	—	(30)	—	(4)
Benefit obligation as of December 31	$1,331	$218	$1,242	$224
CHANGE IN PLAN ASSETS:
Fair value of plan assets as of January 1	$1,154	$129	$1,026	$410
Actual return on plan assets	168	13	185	19
Employer contributions	8	5	8	5
Employee contributions	—	—	—	—
Plan settlements	—	—	—	—
Benefits paid	(81)	(9)	(65)	(9)
Divestitures	—	—	—	(296)
Effect of foreign currency exchange rate changes	—	(26)	—	—
Fair value of plan assets as of December 31	$1,249	$112	$1,154	$129
RECONCILIATION OF FUNDED STATUS
Funded status as of December 31	$(82)	$(106)	$(88)	$(95)

162 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to the funded status of the DB Plans, both domestic and foreign, as of the periods indicated (in millions):

December 31,	2020		2019
Amounts Recognized on the Consolidated Balance Sheets	U.S.	Foreign	U.S.	Foreign
Noncurrent assets	$9	$—	$—	$—
Accrued benefit liability—current	—	(8)	—	(7)
Accrued benefit liability—noncurrent	(91)	(98)	(88)	(88)
Net amount recognized at end of year	$(82)	$(106)	$(88)	$(95)
The following table summarizes the Company's U.S. and foreign accumulated benefit obligation as of the periods indicated (in millions):

December 31,	2020		2019
	U.S.	Foreign	U.S.	Foreign
Accumulated Benefit Obligation	$1,306	$199	$1,224	$188
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$494	$218	$1,242	$197
Accumulated benefit obligation	481	199	1,224	178
Fair value of plan assets	403	112	1,154	114
Information for pension plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$494	$218	$1,242	$224
Fair value of plan assets	403	112	1,154	129
The following table summarizes the significant weighted average assumptions used in the calculation of benefit obligation and net periodic benefit cost, both domestic and foreign, as of the periods indicated:

December 31,		2020			2019
		U.S.	Foreign		U.S.	Foreign
Benefit Obligation:	Discount rate	2.45%	7.53%		3.32%	7.58%
	Rate of compensation increase	2.75%	5.69%		3.33%	6.11%
Periodic Benefit Cost:	Discount rate	3.32%	7.58%	(1)	4.35%	5.62%	(1)
	Expected long-term rate of return on plan assets	5.24%	7.18%		5.08%	4.10%
	Rate of compensation increase	2.86%	6.13%		3.34%	4.78%
_____________________________
(1)Includes an inflation factor that is used to calculate future periodic benefit cost, but is not used to calculate the benefit obligation.
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
Sensitivity of the Company's pension funded status to the indicated increase or decrease in the discount rate and long-term rate of return on plan assets assumptions is shown below. Note that these sensitivities may be asymmetric and are specific to the base conditions at year-end 2020. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The funded status as of December 31, 2020 is affected by the assumptions as of that date. Pension expense for 2020 is affected by the December 31, 2019 assumptions. The impact on pension expense from a one percentage point change in these assumptions is shown in the following table (in millions):

Increase of 1% in the discount rate	$(9)
Decrease of 1% in the discount rate	6
Increase of 1% in the long-term rate of return on plan assets	(12)
Decrease of 1% in the long-term rate of return on plan assets	12

163 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

The following table summarizes the components of the net periodic benefit cost, both domestic and foreign, for the years indicated (in millions):

December 31,	2020		2019		2018
Components of Net Periodic Benefit Cost:	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$12	$6	$11	$8	$15	$12
Interest cost	35	14	44	19	40	22
Expected return on plan assets	(58)	(7)	(52)	(14)	(64)	(17)
Amortization of prior service cost	5	—	5	—	5	—
Amortization of net loss	14	2	15	1	18	3
Curtailment loss recognized	—	—	—	—	1	—
Settlement loss recognized	—	—	—	—	—	4
Total pension cost	$8	$15	$23	$14	$15	$24
The following table summarizes the amounts reflected in AOCL, including AOCL attributable to noncontrolling interests, on the Consolidated Balance Sheet as of December 31, 2020, that have not yet been recognized as components of net periodic benefit cost (in millions):

December 31, 2020	Accumulated Other Comprehensive Income (Loss)
	U.S.	Foreign
Prior service cost	$(3)	$1
Unrecognized net actuarial loss	(34)	(69)
Total	$(37)	$(68)
The following table summarizes the Company's target allocation for 2020 and pension plan asset allocation, both domestic and foreign, as of the periods indicated:

			Percentage of Plan Assets as of December 31,
	Target Allocations		2020		2019
Asset Category	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Equity securities	41%	13%	43.79%	14.85%	32.22%	15.37%
Debt securities	57%	82%	55.87%	82.30%	67.17%	81.67%
Real estate	2%	2%	—%	1.12%	0.22%	1.16%
Other	—%	3%	0.34%	1.73%	0.39%	1.80%
Total pension assets			100.00%	100.00%	100.00%	100.00%
The U.S. DB Plans seek to achieve the following long-term investment objectives:
•maintenance of sufficient income and liquidity to pay retirement benefits and other lump sum payments;
•long-term rate of return in excess of the annualized inflation rate;
•long-term rate of return, net of relevant fees, that meets or exceeds the assumed actuarial rate; and
•long-term competitive rate of return on investments, net of expenses, that equals or exceeds various benchmark rates.
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

		December 31, 2020				December 31, 2019
U.S. Plans		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities: (2)	Mutual funds	$—	$547	$—	$547	$—	$372	$—	$372
Debt securities: (2)	Mutual funds (1)	—	698	—	698	—	775	—	775
Real estate: (2)	Real estate	—	—	—	—	—	3	—	3
Other:	Cash and cash equivalents	4	—	—	4	4	—	—	4
	Total plan assets	$4	$1,245	$—	$1,249	$4	$1,150	$—	$1,154
_____________________________
(1)Mutual funds categorized as debt securities consist of mutual funds for which debt securities are the primary underlying investment.
(2)In 2019, the U.S. plans moved all investments except cash and cash equivalents into collective trusts; therefore, the balances under the equity securities, debt securities, and real estate categories shown above represent investments through collective trusts. The plans have chosen collective trusts for which the underlying investments are mutual funds, mutual funds for which debt securities are the primary underlying investment, or real estate in alignment with the target asset allocation.

164 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

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

		December 31, 2020				December 31, 2019
Foreign Plans		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities:	Mutual funds	$16	$—	$—	$16	$19	$—	$—	$19
	Private equity	—	—	1	1	—	—	1	1
Debt securities:	Government debt securities	—	—	—	—	—	—	—	—
	Mutual funds (1)	18	74	—	92	17	88	—	105
Real estate:	Real estate	—	—	1	1	—	—	2	2
Other:	Cash and cash equivalents	—	—	—	—	—	—	—	—
	Other assets	1	—	1	2	1	—	1	2
	Total plan assets	$35	$74	$3	$112	$37	$88	$4	$129
_____________________________
(1)Mutual funds categorized as debt securities consist of mutual funds for which debt securities are the primary underlying investment.
The following table summarizes the estimated cash flows for U.S. and foreign expected employer contributions and expected future benefit payments, both domestic and foreign (in millions):

	U.S.	Foreign
Expected employer contribution in 2021	$8	$15
Expected benefit payments for fiscal year ending:
2021	70	15
2022	71	13
2023	71	14
2024	71	16
2025	72	17
2026 - 2030	354	105
16. REDEEMABLE STOCK OF SUBSIDIARIES
The following table is a reconciliation of changes in redeemable stock of subsidiaries (in millions):

December 31,	2020	2019
Balance at the beginning of the period	$888	$879
Contributions from holders of redeemable stock of subsidiaries	—	10
Net income (loss) attributable to redeemable stock of subsidiaries	8	(7)
Fair value adjustment	4	6
Other comprehensive loss attributable to redeemable stock of subsidiaries	(28)	—
Balance at the end of the period	$872	$888
The following table summarizes the Company's redeemable stock of subsidiaries balances as of the periods indicated (in millions):

December 31,	2020	2019
IPALCO common stock	$618	$618
Colon quotas (1)	194	210
IPL preferred stock	60	60
Total redeemable stock of subsidiaries	$872	$888
 _____________________________
(1)Characteristics of quotas are similar to common stock.
Colon — Our partner in Colon made capital contributions of $10 million during the year ended December 31, 2019. No contributions were made in 2020. Any subsequent adjustments to allocate earnings and dividends to our partner, or measure the investment at fair value, will be classified as temporary equity each reporting period as it is probable that the shares will become redeemable.
IPL — IPL had $60 million of cumulative preferred stock outstanding at December 31, 2020 and 2019, which represents five series of preferred stock. The total annual dividend requirements were approximately $3 million at December 31, 2020 and 2019. Certain series of the preferred stock were redeemable solely at the option of the issuer at prices between $100 and $118 per share. Holders of the preferred stock are entitled to elect a majority of IPL's board of directors if IPL has not paid dividends to its preferred stockholders for four consecutive quarters. Based on the preferred stockholders' ability to elect a majority of IPL's board of directors in this circumstance, the

165 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock is considered temporary equity.
17. EQUITY
Equity Transactions with Noncontrolling Interests
Southland Energy — In November 2020, the Company completed the sale of 35% of its ownership interest in the Southland Energy assets for $424 million, which decreased the Company's economic interest to 65%. However, under the terms of the purchase and sale agreement, the Company is entitled to all earnings or losses until March 1, 2021, and any distributions related thereto. This transaction resulted in a $275 million increase in Parent Company Stockholder's Equity due to an increase in additional paid-in-capital of $266 million, net of tax and transaction costs, and the reclassification of accumulated other comprehensive losses from AOCL to NCI of $9 million. As the Company maintained control after the sale, Southland Energy continues to be consolidated by the Company within the US and Utilities SBU reportable segment.
Cochrane — In September 2020, AES Gener completed the sale of a portion of its stake in Cochrane. The transaction included the issuance of preferred shares and the sale of 5% of its stake in the subsidiary for $113 million, which decreased the Company’s economic interest in Cochrane to 38%. The preferred shareholders have the preferential right to receive an annual amount equal to $12 million, from any dividends or distributions of capital, until reaching the original investment of $113 million plus a specified rate of return. In November 2020, Cochrane distributed $12 million to the preferred shareholders. As the Company maintained control after the sale, Cochrane continues to be consolidated by the Company within the South America SBU reportable segment.
AES Brasil — In August 2020, AES Holdings Brasil Ltda. ("AHB") completed the acquisition of an additional 18.5% ownership in AES Brasil for $240 million. During the fourth quarter of 2020, through multiple transactions, AHB acquired another 1.3% ownership in AES Brasil for $16 million. In aggregate, these transactions increased the Company’s economic interest in AES Brasil to 44.1% and resulted in a $214 million decrease in Parent Company Stockholders’ Equity due to a decrease in additional paid-in-capital of $94 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $120 million. AES Brasil is reported in the South America SBU reportable segment.
Distributed Energy — In 2020, 2019 and 2018, Distributed Energy, through multiple transactions, sold noncontrolling interests in multiple project companies to tax equity partners. These transactions resulted in a $144 million, $133 million, and $98 million increase to noncontrolling interest in 2020, 2019, and 2018 respectively. Distributed Energy is reported in the US and Utilities SBU reportable segment.
The following table summarizes the net income attributable to The AES Corporation and all transfers (to) from noncontrolling interests for the periods indicated (in millions):

	December 31,
	2020	2019	2018
Net income attributable to The AES Corporation	$46	$303	$1,203
Transfers from noncontrolling interest:
Increase (decrease) in The AES Corporation's paid-in capital for sale of subsidiary shares	260	(5)	(3)
Increase (decrease) in The AES Corporation's paid-in-capital for purchase of subsidiary shares	(89)	—	—
Net transfers (to) from noncontrolling interest	171	(5)	(3)
Change from net income attributable to The AES Corporation and transfers (to) from noncontrolling interests	$217	$298	$1,200

166 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

Accumulated Other Comprehensive Loss — The changes in AOCL by component, net of tax and noncontrolling interests, for the periods indicated were as follows (in millions):

	Foreign currency translation adjustment, net	Derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at December 31, 2018	$(1,721)	$(300)	$(50)	$(2,071)
Other comprehensive loss before reclassifications	(23)	(202)	(15)	(240)
Amount reclassified to earnings	23	36	27	86
Other comprehensive income (loss)	—	(166)	12	(154)
Cumulative effect of a change in accounting principle	—	(4)	—	(4)
Balance at December 31, 2019	$(1,721)	$(470)	$(38)	$(2,229)
Other comprehensive loss before reclassifications	—	(309)	(12)	(321)
Amount reclassified to earnings	192	72	—	264
Other comprehensive income (loss)	192	(237)	(12)	(57)
Reclassification from NCI due to share sales and repurchases	(115)	8	(4)	(111)
Balance at December 31, 2020	$(1,644)	$(699)	$(54)	$(2,397)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Consolidated Statements of Operations:

Details About		December 31,
AOCL Components	Affected Line Item in the Consolidated Statements of Operations	2020	2019	2018
Foreign currency translation adjustments, net
	Gain (loss) on disposal and sale of business interests	$(192)	$(23)	$19
	Net gain from disposal of discontinued operations	—	—	2
	Net income (loss) attributable to The AES Corporation	$(192)	$(23)	$21
Derivative gains (losses), net
	Non-regulated revenue	$(1)	$(1)	$(6)
	Non-regulated cost of sales	(3)	(12)	(3)
	Interest expense	(60)	(26)	(49)
	Gain (loss) on disposal and sale of business interests	—	1	—
	Asset impairment expense	(10)	—	—
	Foreign currency transaction gains (losses)	(7)	(12)	(59)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(81)	(50)	(117)
	Income tax benefit (expense)	17	13	24
	Net equity in earnings (losses) of affiliates	(10)	(5)	—
	Income (loss) from continuing operations	(74)	(42)	(93)
	Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	2	6	15
	Net income (loss) attributable to The AES Corporation	$(72)	$(36)	$(78)
Amortization of defined benefit pension actuarial losses, net
	Regulated cost of sales	$(1)	$—	$—
	Non-regulated cost of sales	1	—	—
	Other expense	—	(2)	(6)
	Gain (loss) on disposal and sale of business interests	—	(26)	—
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	—	(28)	(6)
	Income tax benefit (expense)	—	—	2
	Income (loss) from continuing operations	—	(28)	(4)
	Net gain (loss) from disposal of discontinued operations	—	—	(2)
	Net income (loss)	—	(28)	(6)
	Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	—	1	(1)
	Net income (loss) attributable to The AES Corporation	$—	$(27)	$(7)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(264)	$(86)	$(64)
Common Stock Dividends — The Parent Company paid dividends of $0.1433 per outstanding share to its common stockholders during the first, second, third and fourth quarters of 2020 for dividends declared in December 2019, February 2020, July 2020, and October 2020, respectively.
On December 4, 2020, the Board of Directors declared a quarterly common stock dividend of $0.1505 per share payable on February 12, 2021 to shareholders of record at the close of business on January 29, 2021.
Stock Repurchase Program — No shares were repurchased in 2020. The cumulative repurchases from the commencement of the Stock Repurchase Program in July 2010 through December 31, 2020 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of

167 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

commissions). As of December 31, 2020, $264 million remained available for repurchase under the Stock Repurchase Program.
The common stock repurchased has been classified as treasury stock and accounted for using the cost method. A total of 153,028,526 and 153,891,260 shares were held as treasury stock at December 31, 2020 and December 31, 2019, respectively. Restricted stock units under the Company's employee benefit plans are issued from treasury stock. The Company has not retired any common stock repurchased since it began the Stock Repurchase Program in July 2010.
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
Corporate and Other — Included in "Corporate and Other" are the results of the AES self-insurance company and certain equity affiliates, corporate overhead costs which are not directly associated with the operations of our four reportable segments, and certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Total Revenue
Year Ended December 31,	2020	2019	2018
US and Utilities SBU	$3,918	$4,058	$4,230
South America SBU	3,159	3,208	3,533
MCAC SBU	1,766	1,882	1,728
Eurasia SBU	828	1,047	1,255
Corporate and Other	231	46	41
Eliminations	(242)	(52)	(51)
Total Revenue	$9,660	$10,189	$10,736

168 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

Reconciliation from Income from Continuing Operations before Taxes and Equity in Earnings of Affiliates:	Total Adjusted PTC
Year Ended December 31,	2020	2019	2018
Income from continuing operations before taxes and equity in earnings of affiliates	$488	$1,001	$2,018
Add: Net equity in earnings (losses) of affiliates	(123)	(172)	39
Less: Income from continuing operations before taxes, attributable to noncontrolling interests	(192)	(277)	(509)
Pre-tax contribution	173	552	1,548
Unrealized derivative and equity securities losses (gains)	3	113	33
Unrealized foreign currency losses (gains)	(10)	36	51
Disposition/acquisition losses (gains)	112	12	(934)
Impairment losses	928	406	307
Loss on extinguishment of debt	223	121	180
Net gains from early contract terminations at Angamos	(182)	—	—
Total Adjusted PTC	$1,247	$1,240	$1,185

	Total Adjusted PTC
Year Ended December 31,	2020	2019	2018
US and Utilities SBU	$505	$569	$511
South America SBU	534	504	519
MCAC SBU	287	367	300
Eurasia SBU	177	159	222
Corporate and Other	(256)	(347)	(346)
Eliminations	—	(12)	(21)
Total Adjusted PTC	$1,247	$1,240	$1,185

	Total Assets			Depreciation and Amortization			Capital Expenditures
Year Ended December 31,	2020	2019	2018	2020	2019	2018	2020	2019	2018
US and Utilities SBU	$14,464	$13,334	$12,286	$534	$465	$449	$1,099	$1,484	$1,373
South America SBU	11,329	11,314	10,941	294	315	300	650	692	662
MCAC SBU	4,847	4,770	4,462	164	183	141	183	344	302
Eurasia SBU	3,621	3,990	4,538	63	67	99	9	30	51
Corporate and Other	342	240	294	13	15	14	19	1	8
Total	$34,603	$33,648	$32,521	$1,068	$1,045	$1,003	$1,960	$2,551	$2,396

	Interest Income			Interest Expense
Year Ended December 31,	2020	2019	2018	2020	2019	2018
US and Utilities SBU	$17	$18	$10	$371	$301	$287
South America SBU	64	95	92	237	285	283
MCAC SBU	14	22	20	157	142	124
Eurasia SBU	171	180	186	113	127	145
Corporate and Other	2	3	2	160	195	217
Total	$268	$318	$310	$1,038	$1,050	$1,056

	Investments in and Advances to Affiliates			Net Equity in Earnings (Losses) of Affiliates
Year Ended December 31,	2020	2019	2018	2020	2019	2018
US and Utilities SBU	$568	$465	$538	$(8)	$11	$35
South America SBU	13	77	213	(80)	(129)	15
MCAC SBU	168	107	5	(11)	(13)	(7)
Eurasia SBU	1	215	293	4	(9)	14
Corporate and Other	85	102	65	(28)	(32)	(18)
Total	$835	$966	$1,114	$(123)	$(172)	$39

169 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

The following table presents information, by country, about the Company's consolidated operations for each of the three years ended December 31, 2020, 2019, and 2018, and as of December 31, 2020 and 2019 (in millions). Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Total Revenue			Long-Lived Assets (1)
Year Ended December 31,	2020	2019	2018	2020	2019
United States (2)	$3,243	$3,230	$3,462	$10,360	$9,762
Non-U.S.:
Chile	2,092	1,839	2,087	5,831	5,982
Dominican Republic	896	877	884	843	1,006
El Salvador	666	824	768	361	351
Panama	519	601	438	1,939	1,945
Bulgaria	444	459	426	1,149	1,106
Brazil	401	525	527	1,091	1,266
Colombia	358	472	428	355	340
Mexico	349	402	399	623	649
Argentina	308	373	487	484	393
Vietnam (3)	285	343	245	—	2
Jordan (4)	96	95	95	44	—
United Kingdom (5)	—	147	390	—	—
Philippines (6)	—	—	93	—	—
Other Non-U.S.	3	2	7	23	20
Total Non-U.S.	6,417	6,959	7,274	12,743	13,060
Total	$9,660	$10,189	$10,736	$23,103	$22,822
_____________________________
(1)     For purposes of this disclosure, long-lived assets implies hard assets that cannot be readily removed, and thus excludes intangibles. Long-lived assets disclosed above include amounts recorded in Property, plant and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Consolidated Balance Sheets.
(2)     Includes Puerto Rico revenues of $298 million, $294 million, and $257 million for the years ended December 31, 2020, 2019, and 2018, respectively, and long-lived assets of $533 million and $538 million as of December 31, 2020 and 2019, respectively.
(3)     The Mong Duong 2 power project is operated under a BOT contract. Future expected payments for the construction performance obligation are recognized in Loan receivable on the Consolidated Balance Sheets as of December 31, 2019. Mong Duong assets were classified as held-for-sale as of December 31, 2020. See Notes 20—Revenue and 25—Held-For-Sale and Dispositions for further information.
(4)     The long-lived assets in Jordan were classified as held-for-sale as of December 31, 2019. As of June 30, 2020, Jordan solar assets were reclassified back to held-and-used. See Note 25—Held-For-Sale and Dispositions for further information.
(5)     The Kilroot and Ballylumford long-lived assets were deconsolidated upon completion of the sale in June 2019. See Note 25—Held-For-Sale and Dispositions for further information.
(6)     The Masinloc long-lived assets were deconsolidated upon completion of the sale in March 2018. See Note 25—Held-For-Sale and Dispositions for further information.
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
For the years ended December 31, 2020, 2019, and 2018, RSUs issued had a grant date fair value equal to the closing price of the Company's stock on the grant date. The Company does not discount the grant date fair values to reflect any post-vesting restrictions. RSUs granted to employees during the years ended December 31, 2020, 2019, and 2018 had grant date fair values per RSU of $20.75, $17.53, and $10.55, respectively.
The following table summarizes the components of the Company's stock-based compensation related to its employee RSUs recognized in the Company's consolidated financial statements (in millions):

December 31,	2020	2019	2018
RSU expense before income tax	$10	$10	$11
Tax benefit	(2)	(1)	(2)
RSU expense, net of tax	$8	$9	$9
Total value of RSUs converted (1)	$11	$12	$10
Total fair value of RSUs vested	$10	$10	$16
_____________________________
(1)Amount represents fair market value on the date of conversion.

170 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

Cash was not used to settle RSUs or compensation cost capitalized as part of the cost of an asset for the years ended December 31, 2020, 2019, and 2018. As of December 31, 2020, total unrecognized compensation cost related to RSUs of $12 million is expected to be recognized over a weighted average period of approximately 1.8 years. There were no modifications to RSU awards during the year ended December 31, 2020.
A summary of the activity of RSUs for the year ended December 31, 2020 follows (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Values	Weighted Average Remaining Vesting Term
Nonvested at December 31, 2019	1,484	$13.73
Vested	(806)	12.95
Forfeited and expired	(47)	15.71
Granted	579	20.75
Nonvested at December 31, 2020	1,210	$17.53	1.4
Vested and expected to vest at December 31, 2020	1,104	$17.35
The Company initially recognizes compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. In 2020, AES has estimated a weighted average forfeiture rate of 7.23% for RSUs granted in 2020. This estimate will be revised if subsequent information indicates that the actual number of instruments forfeited is likely to differ from previous estimates. Based on the estimated forfeiture rate, the Company expects to expense $11 million on a straight-line basis over a three-year period.
The following table summarizes the RSUs that vested and were converted during the periods indicated (RSUs in thousands):

Year Ended December 31,	2020	2019	2018
RSUs vested during the year	806	996	1,428
RSUs converted during the year, net of shares withheld for taxes	547	666	950
Shares withheld for taxes	259	329	478
OTHER SHARE BASED COMPENSATION
The Company has three other share-based award programs. The Company has recorded expenses of $21 million, $22 million, and $20 million for 2020, 2019, and 2018, respectively, related to these programs.
Stock options — AES grants options to purchase shares of common stock under stock option plans to non-employee directors. Under the terms of the plans, the Company may issue options to purchase shares of the Company's common stock at a price equal to 100% of the market price at the date the option is granted. Stock options issued in 2018, 2019, and 2020 have a three-year vesting schedule and vest in one-third increments over the three-year period. The stock options have a contractual term of 10 years. In all circumstances, stock options granted by AES do not entitle the holder the right, or obligate AES, to settle the stock option in cash or other assets of AES.
Performance Stock Units — In 2018, 2019, and 2020, the Company issued PSUs to officers under its long-term compensation plan. PSUs are stock units which include performance conditions. Performance conditions are based on the Company's Proportional Free Cash Flow targets for 2018 and 2019. For 2020, performance conditions are based on the Company’s Parent Free Cash Flow target. The performance conditions determine the vesting and final share equivalent per PSU and can result in earning an award payout range of 0% to 200%, depending on the achievement. The Company believes it is probable that the performance condition will be met and will continue to be evaluated throughout the performance period. In all circumstances, PSUs granted by AES do not entitle the holder the right, or obligate AES, to settle the stock units in cash or other assets of AES.
Performance Cash Units — In 2018, 2019, and 2020, the Company issued PCUs to its officers under its long-term compensation plan. The value of the 2018 and 2019 units is dependent on the market condition of total stockholder return on AES common stock as compared to the total stockholder return of the Standard and Poor's 500 Utilities Sector Index, Standard and Poor's 500 Index, and MSCI Emerging Market Index over a three-year measurement period. The value for the 2020 units is dependent on the market condition of total stockholder return on AES common stock as compared to the total stockholder return of the Standard and Poor's 500 Utilities Sector Index, Standard and Poor's 500 Index, and MSCI Emerging Markets Latin America Index over a three-year measurement period. Since PCUs are settled in cash, they qualify for liability accounting and periodic measurement is required.

171 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

20. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Year Ended December 31, 2020
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,626	$—	$—	$—	$—	$2,626
Other regulated revenue	35	—	—	—	—	35
Total regulated revenue	2,661	—	—	—	—	2,661
Non-Regulated Revenue
Revenue from contracts with customers	1,015	3,151	1,668	594	(10)	6,418
Other non-regulated revenue (1)	242	8	98	234	(1)	581
Total non-regulated revenue	1,257	3,159	$1,766	828	(11)	6,999
Total revenue	$3,918	$3,159	$1,766	$828	$(11)	$9,660

	Year Ended December 31, 2019
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,979	$—	$—	$—	$—	$2,979
Other regulated revenue	49	—	—	—	—	49
Total regulated revenue	3,028	—	$—	—	$—	3,028
Non-Regulated Revenue
Revenue from contracts with customers	767	3,205	1,788	$799	(4)	$6,555
Other non-regulated revenue (1)	263	3	94	248	(2)	606
Total non-regulated revenue	1,030	$3,208	1,882	$1,047	(6)	$7,161
Total revenue	$4,058	$3,208	$1,882	$1,047	$(6)	$10,189

	Year Ended December 31, 2018
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,885	$—	$—	$—	$—	$2,885
Other regulated revenue	54	—	—	—	—	54
Total regulated revenue	2,939	—	$—	—	$—	2,939
Non-Regulated Revenue
Revenue from contracts with customers	972	3,529	1,642	$943	(11)	$7,075
Other non-regulated revenue (1)	319	4	86	312	1	722
Total non-regulated revenue	1,291	$3,533	1,728	$1,255	(10)	$7,797
Total revenue	$4,230	$3,533	$1,728	$1,255	$(10)	$10,736
_____________________________
(1)Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $531 million and $117 million as of December 31, 2020 and December 31, 2019, respectively.
During the years ended December 31, 2020 and 2019, we recognized revenue of $14 million and $13 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
In August 2020, AES Gener reached an agreement with Minera Escondida and Minera Spence to early terminate two PPAs of the Angamos coal-fired plant in Chile, further accelerating AES Gener's decarbonization strategy. As a result of the termination payment, Angamos recognized a contract liability of $655 million, of which $55 million will be derecognized each month through the end of the remaining performance obligation in August 2021. As of December 31, 2020, the remaining contract liability is $383 million.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a BOT contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Approximately $1.4 billion of contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected as

172 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

a loan receivable as of December 31, 2019. As of December 31, 2020, Mong Duong met the held-for-sale criteria and the loan receivable balance of $1.3 billion, net of CECL reserve of $32 million, was reclassified to held-for-sale assets. Of the loan receivable balance, $80 million was classified as Current held-for-sale assets and $1.2 billion was classified as Noncurrent held-for-sale assets on the Consolidated Balance Sheet.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of December 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was $11 million, primarily consisting of fixed consideration for the sale of renewable energy credits in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2021 and 2022, with the remainder recognized thereafter.
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

	Year Ended December 31,	2020	2019	2018
Other Income	Gain on sale of assets (1)	$46	$—	$—
	Gain on insurance proceeds (2)	—	118	—
	Gain on remeasurement of contingent consideration (3)	—	—	32
	AFUDC (US Utilities)	5	3	8
	Other	24	24	32
	Total other income	$75	$145	$72

Other Expense	Loss on sale of receivables (4)	$20	$—	$—
	Legal contingencies and settlements	15	2	2
	Loss on sale and disposal of assets (5)	7	22	30
	Non-service pension and other postretirement costs	2	17	10
	Loss on commencement of sales-type leases (6)	—	36	—
	Allowance for other receivables	—	—	7
	Other	9	3	9
	Total other expense	$53	$80	$58
_____________________________
(1)Primarily associated with the gain on sale of Redondo Beach land at Southland. See Note 25—Held-for-Sale and Dispositions for further information.
(2)Associated with recoveries for property damage at the Andres facility in the Dominican Republic from a lightning incident in September 2018 and the upgrade of the tunnel lining at Changuinola.
(3)Related to the amendment of the Oahu purchase agreement. See Note 26—Acquisitions for further information.
(4)Associated with a loss on sale of Stabilization Fund receivables at Gener. See Note 7—Financing Receivables for further information.
(5)Associated with a loss due to the upgrade of the tunnel lining at Changuinola in 2019 and a loss due to damage from a lightning incident at the Andres facility in the Dominican Republic in September 2018.
(6)Related to losses recognized at commencement of sales-type leases at Distributed Energy. See Note 14—Leases for further information.
22. ASSET IMPAIRMENT EXPENSE

Year ended December 31, (in millions)	2020	2019	2018
AES Gener	$781	$—	$—
Hawaii	38	60	—
Estrella del Mar I	30	—	—
Kilroot and Ballylumford	—	115	—
Shady Point	—	—	157
Nejapa	—	—	37
Other	15	10	14
Total	$864	$185	$208
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

173 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

not recoverable. As a result, the Company recognized asset impairment expense of $781 million. AES Gener is reported in the South America SBU reportable segment.
Hawaii — During the fourth quarter of 2019, the Company tested the recoverability of its long-lived coal-fired asset in Hawaii. Uncertainty around the ability to contract the asset upon expiration of its existing PPA resulted in management's decision to reassess the economic useful life of the generation facility. A decrease in the useful life was identified as an impairment indicator and the Company determined that the carrying amount was not recoverable. The asset group, consisting of property, plant and equipment and intangible assets, was determined to have a fair value of $103 million using the income approach. As a result, the Company recognized asset impairment expense of $60 million as of December 31, 2019.
In July 2020, the Hawaii State Legislature passed Senate Bill 2629 which will prohibit AES Hawaii from generating electricity from coal after December 31, 2022. Therefore, management further reassessed the economic useful life of the generation facility and a decrease in the useful life was identified as an impairment indicator. The Company performed an impairment analysis and determined that the carrying amount of the asset group was not recoverable. As a result, the Company recognized additional asset impairment expense of $38 million during the third quarter of 2020. Hawaii is reported in the US and Utilities SBU reportable segment.
Estrella del Mar I — In August 2020, the Estrella del Mar I power barge was disconnected from the Panama grid and AES Panama is currently evaluating its options for the asset. Upon disconnection, the Company concluded that the barge was no longer part of the AES Panama asset group and performed an impairment analysis. The Company determined that the carrying amount of the asset was not recoverable and recognized asset impairment expense of $30 million. The asset met the held-for-sale criteria as of December 31, 2020. See Note 25—Held-for-Sale and Dispositions for further information. Estrella del Mar I is reported in the MCAC SBU reportable segment.
Kilroot and Ballylumford — In April 2019, the Company entered into an agreement to sell its entire 100% interest in the Kilroot coal and oil-fired plant and energy storage facility and the Ballylumford gas-fired plant in the United Kingdom. Upon meeting the held-for-sale criteria, the Company performed an impairment analysis and determined that the carrying value of the asset group of $232 million was greater than its fair value less costs to sell of $114 million. As a result, the Company recognized asset impairment expense of $115 million. The Company completed the sale of Kilroot and Ballylumford in June 2019. See Note 25—Held-for-Sale and Dispositions for further information. Prior to their sale, Kilroot and Ballylumford were reported in the Eurasia SBU reportable segment.
Shady Point — In December 2018, the Company entered into an agreement to sell Shady Point, a coal-fired generation facility in the U.S. Due first to the uncertainty around future cash flows, and then upon meeting the held-for-sale criteria, the Company performed an impairment analysis of the Shady Point asset group in the second, third and fourth quarters of 2018, resulting in the recognition of total asset impairment expense of $157 million for the year ended December 31, 2018. Using the market approach, the asset group was determined to have a fair value of $30 million as of December 31, 2018. The sale was completed in May 2019. See Note 25—Held-for-Sale and Dispositions for further information. Prior to the sale, Shady Point was reported in the US and Utilities SBU reportable segment.
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

174 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

23. INCOME TAXES
Income Tax Provision — The following table summarizes the expense for income taxes on continuing operations for the periods indicated (in millions):

December 31,		2020	2019	2018
Federal:	Current	$(8)	$(7)	$7
	Deferred	(17)	(4)	186
State:	Current	—	(1)	2
	Deferred	2	—	5
Foreign:	Current	458	368	378
	Deferred	(219)	(4)	130
Total		$216	$352	$708
Effective and Statutory Rate Reconciliation — The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the Company's effective tax rate as a percentage of income from continuing operations before taxes for the periods indicated:

December 31,	2020	2019	2018
Statutory Federal tax rate	21%	21%	21%
State taxes, net of Federal tax benefit	(6)%	6%	2%
Taxes on foreign earnings	15%	12%	9%
Valuation allowance	16%	(2)%	(2)%
Change in tax law	3%	(1)%	6%
US Investment Tax Credit	(8)%	—%	—%
Other—net	3%	(1)%	(1)%
Effective tax rate	44%	35%	35%
For 2020, the 15% taxes on foreign earnings item includes $20 million of tax benefit associated with the Company's equity investment in Guacolda. Included in the 2020 (8)% U.S. investment tax credit is $35 million of benefit associated with the Na Pua Makani wind facility. Not included in the 2020 effective tax rate is $75 million of income tax expense recorded to additional paid-in-capital related to the Company's sale of 35% of its ownership interest in the Southland Energy assets. See Note 17—Equity for details of the sale.
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

December 31,	2020	2019
Income taxes receivable—current	$138	$131
Income taxes receivable—noncurrent	9	10
Total income taxes receivable	$147	$141
Income taxes payable—current	$284	$172
Income taxes payable—noncurrent	—	—
Total income taxes payable	$284	$172
Deferred Income Taxes — Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for

175 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

income tax purposes and (b) operating loss and tax credit carryforwards. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered.
As of December 31, 2020, the Company had federal net operating loss carryforwards for tax return purposes of approximately $2.1 billion, of which approximately $950 million expire in years 2033 to 2036 and $1.2 billion carry forward indefinitely. The Company also had federal general business tax credit carryforwards of approximately $66 million, of which $16 million expire in years 2021 to 2031 and $50 million expire in years 2032 to 2040. Additionally, the Company had state net operating loss carryforwards as of December 31, 2020 of approximately $7.3 billion expiring primarily in years 2021 to 2040. As of December 31, 2020, the Company had foreign net operating loss carryforwards of approximately $2.0 billion that expire at various times beginning in 2021 and some of which carry forward without expiration, and tax credits available in foreign jurisdictions of approximately $14 million, $13 million of which expire in 2021.
Valuation allowances decreased $190 million during 2020 to $634 million at December 31, 2020. This net decrease was primarily the result of valuation allowance activity due to the liquidation of certain holding companies with net operating losses with full valuation allowances.
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
The following table summarizes deferred tax assets and liabilities, as of the periods indicated (in millions):

December 31,	2020	2019
Differences between book and tax basis of property	$(1,308)	$(1,426)
Investment in U.S. tax partnerships	(332)	(44)
Other taxable temporary differences	(403)	(287)
Total deferred tax liability	(2,043)	(1,757)
Operating loss carryforwards	1,156	1,060
Capital loss carryforwards	73	57
Bad debt and other book provisions	87	74
Tax credit carryforwards	78	33
Other deductible temporary differences	471	300
Total gross deferred tax asset	1,865	1,524
Less: Valuation allowance	(634)	(824)
Total net deferred tax asset	1,231	700
Net deferred tax liability	$(812)	$(1,057)
The Company considers undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested outside of the U.S. Except for the one-time transition tax in the U.S., no taxes have been recorded with respect to our indefinitely reinvested earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, the Company may be subject to additional foreign withholding and state income taxes. Under the TCJA, future distributions from foreign subsidiaries will generally be subject to a federal dividends received deduction in the U.S. As of December 31, 2020, the cumulative amount of U.S. GAAP foreign un-remitted earnings upon which additional income taxes have not been provided is approximately $4 billion. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.
Income from operations in certain countries is subject to reduced tax rates as a result of satisfying specific commitments regarding employment and capital investment. The Company's income tax benefits related to the tax status of these operations are estimated to be $33 million, $26 million and $35 million for the years ended December 31, 2020, 2019 and 2018, respectively. The per share effect of these benefits after noncontrolling interests was $0.03, $0.02 and $0.04 for the years ended December 31, 2020, 2019 and 2018, respectively. Included in the Company's income tax benefits is the benefit related to our operations in Vietnam, which is estimated to be $16 million, $13 million and $19 million for the years ended December 31, 2020, 2019 and 2018, respectively. The per share effect of these benefits related to our operations in Vietnam after noncontrolling interest was $0.01, $0.01 and $0.01 for the years ended December 31, 2020, 2019 and 2018, respectively.

176 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

The following table shows the income (loss) from continuing operations, before income taxes, net equity in earnings of affiliates and noncontrolling interests, for the periods indicated (in millions):

December 31,	2020	2019	2018
U.S.	$(135)	$(57)	$(218)
Non-U.S.	623	1,058	2,236
Total	$488	$1,001	$2,018
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

December 31,	2020	2019
Interest related	$1	$2
Penalties related	—	—
The following table shows the expense/(benefit) related to interest and penalties on unrecognized tax benefits for the periods indicated (in millions):

December 31,	2020	2019	2018
Total benefit for interest related to unrecognized tax benefits	$—	$(2)	$(3)
Total expense for penalties related to unrecognized tax benefits	—	—	—
We are potentially subject to income tax audits in numerous jurisdictions in the U.S. and internationally until the applicable statute of limitations expires. Tax audits by their nature are often complex and can require several years to complete. The following is a summary of tax years potentially subject to examination in the significant tax and business jurisdictions in which we operate:

Jurisdiction	Tax Years Subject to Examination
Argentina	2014-2020
Brazil	2015-2020
Chile	2017-2020
Colombia	2016-2020
Dominican Republic	2015-2020
El Salvador	2017-2020
Netherlands	2014-2020
Panama	2017-2020
United Kingdom	2017-2020
United States (Federal)	2017-2020
As of December 31, 2020, 2019 and 2018, the total amount of unrecognized tax benefits was $458 million, $465 million and $463 million, respectively. The total amount of unrecognized tax benefits that would benefit the effective tax rate as of December 31, 2020, 2019 and 2018 is $439 million, $448 million and $446 million, respectively, of which $33 million for each year would be in the form of tax attributes that would warrant a full valuation allowance. Further, the total amount of unrecognized tax benefit that would benefit the effective tax rate as of 2020 would be reduced by approximately $161 million of tax expense related to remeasurement from 35% to 21%.
The total amount of unrecognized tax benefits anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2020 is estimated to be between $0 million and $10 million, primarily relating to statute of limitation lapses and tax exam settlements.
The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the periods indicated (in millions):

	2020	2019	2018
Balance at January 1	$465	$463	$348
Additions for current year tax positions	—	6	2
Additions for tax positions of prior years	3	4	146
Reductions for tax positions of prior years	(6)	(5)	(26)
Lapse of statute of limitations	(4)	(3)	(7)
Balance at December 31	$458	$465	$463

177 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of current or future examinations may exceed our provision for current unrecognized tax benefits in amounts that could be material, but cannot be estimated as of December 31, 2020. Our effective tax rate and net income in any given future period could therefore be materially impacted.
24. DISCONTINUED OPERATIONS
Eletropaulo — Due to a portfolio evaluation in the first half of 2016, management decided to pursue a strategic shift to reduce the Company's exposure to the Brazilian distribution market. In December 2017, all criteria were met for Eletropaulo to qualify as a discontinued operation. Therefore, its results of operations and financial position were reported as such in the consolidated financial statements for all periods presented.
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
In October 2018, the liquidation was completed and the Company recognized a deferred gain of $26 million, primarily comprised of a $20 million write-off of cumulative translation balances. Prior to its classification as discontinued operations, Borsod was reported in the Eurasia SBU reportable segment.
Excluding the gain on sale of Eletropaulo and the deferred gain on liquidation of Borsod, income from discontinued operations and cash flows from operating and investing activities of discontinued operations were immaterial for the year ended December 31, 2018.
25. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Mong Duong — In December 2020, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V, an SPV accounted for as an equity affiliate. The sale is subject to regulatory approval and is expected to close in early 2022. As of December 31, 2020, the Mong Duong plant and SPV were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plant and SPV held-for-sale as of December 31, 2020 was $472 million. Mong Duong is reported in the Eurasia SBU reportable segment.
Estrella del Mar I — The Estrella del Mar I power barge met the held-for-sale criteria as of December 31, 2020, but did not meet criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the power barge held-for-sale as of December 31, 2020 was $16 million. Estrella del Mar I is reported in the MCAC SBU reportable segment.
Itabo — In June 2020, the Company entered into an agreement to sell its 43% ownership interest in Itabo, a coal-fired plant and gas turbine in Dominican Republic, for $101 million. In the fourth quarter of 2020, the expected sales price was reduced to $92 million, reflecting dividends distributed by Itabo. In February 2021, the sale was approved by the Superintendence of Electricity and is expected to close in the first quarter of 2021. As of December 31, 2020, Itabo was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the Itabo facility held-for-sale as of December 31, 2020 was $189 million. Itabo is reported in the MCAC SBU reportable segment.

178 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

Jordan — In February 2019, the Company entered into an agreement to sell its 36% ownership interest in two generation plants, IPP1 and IPP4, and a solar plant in Jordan. In December 2019, the original sales agreement expired, and in April 2020, one of the potential buyers withdrew from the transaction due to the uncertain economic conditions surrounding the COVID-19 pandemic. As of June 30, 2020, the solar plant no longer met the held-for-sale criteria, while the Company continued with an active process to complete the sale of its controlling interest in IPP1 and IPP4 and believed the sale remained probable. As such, the solar plant was reclassified as held and used as of June 30, 2020.
In November 2020, the Company signed an agreement to sell 26% ownership interest in IPP1 and IPP4 for $58 million. The sale is expected to close in the second quarter of 2021. After completion of the sale, the Company will retain a 10% ownership interest in IPP1 and IPP4, which will be accounted for as an equity method investment. As of December 31, 2020, the generation plants were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of December 31, 2020 was $154 million. Jordan is reported in the Eurasia SBU reportable segment.
Excluding any impairment charges, pre-tax income attributable to AES of businesses held-for-sale as of December 31, 2020 was as follows (in millions):

Year Ended December 31,	2020	2019	2018
Mong Duong	$55	$34	$48
Estrella del Mar I	5	12	17
Itabo	41	30	33
Jordan	20	18	11
Total	$121	$94	$109
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

179 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

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
Excluding any impairment charge or gain/loss on sale, pre-tax income (loss) attributable to AES of disposed businesses was immaterial for the year ended December 31, 2020. The following table summarizes, excluding any impairment charge or gain/loss on sale, the pre-tax income (loss) attributable to AES of disposed businesses for the periods indicated (in millions):

Year Ended December 31,	2019	2018
Kilroot and Ballylumford	$(1)	$35
Stuart and Killen (1)	52	77
Shady Point	(5)	19
Masinloc	—	9
Other	(2)	14
Total	$44	$154
_____________________________
(1)After the retirement of Stuart and Killen in 2018, the Company entered into contracts to buy back all open capacity years for the plants at prices lower than the PJM capacity revenue prices. As such, the Company continued to earn capacity margin until the plants were transferred in December 2019. Reductions in the asset retirement obligations for ash ponds and landfills at Stuart and Killen in 2018 resulted in a $32 million reduction to cost of sales. See Note 4—Asset Retirement Obligations for further information.

180 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

26. ACQUISITIONS
Ventus Wind Complex — In December 2020, AES Brasil completed the acquisition of the Ventus Wind Complex ("Ventus") for $91 million, including $4 million of expected working capital adjustments. At closing, the Company made an initial cash payment of $44 million. The remainder was recorded as a note payable, which will be substantially satisfied via a second installment payment expected to occur in the second quarter of 2021. The transaction was accounted for as an asset acquisition; therefore, the total amount of consideration, plus transaction costs, was allocated to the individual assets and liabilities assumed based on their relative fair values. Any differences arising from post-closing adjustments will be allocated accordingly. Ventus is reported in the South America SBU reportable segment.
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
Guaimbê Solar Complex — In September 2018, AES Brasil completed the acquisition of the Guaimbê Solar Complex (“Guaimbê”) from Cobra do Brasil for $152 million, comprised of the exchange of $119 million of non-convertible debentures in project financing and additional cash consideration of $33 million. The transaction was accounted for as an asset acquisition, therefore the consideration transferred, plus transaction costs, was allocated to the individual assets acquired and liabilities assumed based on their relative fair values. Guaimbê is reported in the South America SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the years ended December 31, 2020, 2019 and 2018,

181 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

where income represents the numerator and weighted-average shares represent the denominator.

Year Ended December 31,	2020			2019			2018
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share	Income	Shares	$ per Share
BASIC EARNINGS PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$43	665	$0.06	$302	664	$0.46	$985	662	$1.49
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	—	—	—	—	—
Restricted stock units	—	2	—	—	3	(0.01)	—	3	(0.01)
DILUTED EARNINGS PER SHARE	$43	668	$0.06	$302	667	$0.45	$985	665	$1.48
The calculation of diluted earnings per share excluded 2 million outstanding stock awards for the year ended December 31, 2018, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
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
Operating and Economic Risks — The Company operates in several developing economies where macroeconomic conditions are typically more volatile than developed economies. Deteriorating market conditions and evolving industry expectations to transition away from fossil fuel sources for generation expose the Company to the risk of decreased earnings and cash flows due to, among other factors, adverse fluctuations in the commodities and foreign currency spot markets, and potential changes in the estimated useful lives of our thermal plants. Additionally, credit markets around the globe continue to tighten their standards, which could impact our ability to finance growth projects through access to capital markets. Currently, the Company has an investment grade rating from both Standard & Poor's and Fitch of BBB-, and a below-investment grade rating from Moody's of Ba1. A downgrade in our current investment grade ratings could affect the Company's ability to finance new and/or existing development projects at competitive interest rates. As of December 31, 2020, the Company had $1 billion of unrestricted cash and cash equivalents.
During 2020, 66% of our revenue was generated outside the U.S. and a significant portion of our international operations is conducted in developing countries. We continue to invest in several developing countries to expand our existing platform and operations. International operations, particularly the operation, financing, and development of projects in developing countries, entail significant risks and uncertainties, including, without limitation:
•economic, social, and political instability in any particular country or region;
•inability to economically hedge energy prices;
•volatility in commodity prices;
•adverse changes in currency exchange rates;
•government restrictions on converting currencies or repatriating funds;
•unexpected changes in foreign laws, regulatory framework, or in trade, monetary or fiscal policies;
•high inflation and monetary fluctuations;
•restrictions on imports of solar panels, wind turbines, coal, oil, gas, or other raw materials required by our generation businesses to operate;
•threatened or consummated expropriation or nationalization of our assets by foreign governments;
•unwillingness of governments, government agencies, similar organizations, or other counterparties to honor their commitments;
•unwillingness of governments, government agencies, courts, or similar bodies to enforce contracts that are economically advantageous to subsidiaries of the Company and economically unfavorable to

182 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

counterparties, against such counterparties, whether such counterparties are governments or private parties;
•inability to obtain access to fair and equitable political, regulatory, administrative, and legal systems;
•adverse changes in government tax policy;
•potentially adverse tax consequences of operating in multiple jurisdictions;
•difficulties in enforcing our contractual rights, enforcing judgments, or obtaining a just result in local jurisdictions; and
•inability to obtain financing on expected terms.
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
Our inability to predict, influence or respond appropriately to changes in law or regulatory schemes, including any inability to obtain reasonable increases in tariffs or tariff adjustments for increased expenses, could adversely impact our results of operations or our ability to meet publicly announced projections or analysts' expectations. Furthermore, changes in laws or regulations or changes in the application or interpretation of regulatory provisions in jurisdictions where we operate, particularly our utility businesses where electricity tariffs are subject to regulatory review or approval, could adversely affect our business, including, but not limited to:
•changes in the determination, definition, or classification of costs to be included as reimbursable or pass-through costs;
•changes in the definition or determination of controllable or noncontrollable costs;
•adverse changes in tax law;
•changes in the definition of events which may or may not qualify as changes in economic equilibrium;
•changes in the timing of tariff increases;
•other changes in the regulatory determinations under the relevant concessions; or
•changes in environmental regulations, including regulations relating to GHG emissions in any of our businesses.
Any of the above events may result in lower margins for the affected businesses, which can adversely affect our results of operations.
COVID-19 Pandemic — The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. For the year ended December 31, 2020, the COVID-19 pandemic has had an impact on demand for electricity and, as a result, on the financial results and operations of the Company. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.
Goodwill — The Company considers a reporting unit at risk of impairment when its fair value does not exceed its carrying amount by more than 10%. In 2019, during the annual goodwill impairment test performed as of October 1, the Company determined that the fair value of its Gener reporting unit exceeded its carrying value by 3%. Therefore, Gener's $868 million goodwill balance was considered to be "at risk", largely due to the Chilean Government's announcement to phase out coal generation by 2040, and a decline in long-term energy prices.
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

183 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

The Company monitors its reporting units at risk of impairment for interim impairment indicators, and believes that the estimates and assumptions used in the calculations are reasonable as of December 31, 2020. Should the fair value of any of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, regulatory changes, or other adverse conditions, goodwill impairment charges may be necessary in future periods.
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
Concentrations — Due to the geographical diversity of its operations, the Company does not have any significant concentration of customers or sources of fuel supply. Several of the Company's generation businesses rely on PPAs with one or a limited number of customers for the majority of, and in some cases all of, the relevant businesses' output over the term of the PPAs. However, no single customer accounted for 10% or more of total revenue in 2020, 2019 or 2018.
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
The Company's Consolidated Statements of Operations included the following transactions with related parties for the periods indicated (in millions):

Years Ended December 31,	2020	2019	2018
Revenue—Non-Regulated	$1,506	$1,544	$1,533
Cost of Sales—Non-Regulated	504	531	342
Interest income	20	21	14
Interest expense	131	74	54
The following table summarizes the balances receivable from and payable to related parties included in the Company's Consolidated Balance Sheets as of the periods indicated (in millions):

December 31,	2020	2019
Receivables from related parties	$252	$370
Accounts and notes payable to related parties (1)	1,765	1,976
_____________________________
(1)Includes $1 billion of debt to Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate as of December 31, 2020 and 2019 (see Note 11—Debt). As of December 31, 2020, the debt balance at the SPV was reclassified to held-for-sale liabilities on the Consolidated Balance Sheet. Also includes $181 million and $415 million of debt to Banco General S.A., a bank in Panama where our minority partner in Colon is part of its board of directors as of December 31, 2020 and 2019, respectively; and $379 million and $287 million of debt to Strabag, our EPC contractor and minority partner in Alto Maipo as of December 31, 2020 and 2019, respectively.

184 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

30. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly Financial Data — The following tables summarize the unaudited quarterly Condensed Consolidated Statements of Operations for the Company for 2020 and 2019 (amounts in millions, except per share data). Amounts have been restated to reflect discontinued operations in all periods presented and reflect all adjustments necessary in the opinion of management for a fair statement of the results for interim periods.

Quarter Ended 2020	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$2,338	$2,217	$2,545	$2,560
Operating margin	507	524	756	906
Income (loss) from continuing operations, net of tax (1)	229	—	(481)	401
Income from discontinued operations, net of tax	—	3	—	—
Net income (loss)	$229	$3	$(481)	$401
Net income (loss) attributable to The AES Corporation	$144	$(83)	$(333)	$318
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.22	$(0.13)	$(0.50)	$0.48
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	—	—
Net income (loss) attributable to The AES Corporation common stockholders	$0.22	$(0.12)	$(0.50)	$0.48
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.22	$(0.13)	$(0.50)	$0.47
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	—	—
Net income (loss) attributable to The AES Corporation common stockholders	$0.22	$(0.12)	$(0.50)	$0.47
Dividends declared per common share	$0.14	$—	$0.14	$0.29

Quarter Ended 2019	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$2,650	$2,483	$2,625	$2,431
Operating margin	586	502	701	560
Income (loss) from continuing operations, net of tax (2)	233	66	298	(120)
Income from discontinued operations, net of tax	—	1	—	—
Net income (loss)	$233	$67	$298	$(120)
Net income (loss) attributable to The AES Corporation	$154	$17	$210	$(78)
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.23	$0.02	$0.32	$(0.12)
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	—	—	—
Net income (loss) attributable to The AES Corporation common stockholders	$0.23	$0.02	$0.32	$(0.12)
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.23	$0.02	$0.32	$(0.12)
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	—	—	—
Net income (loss) attributable to The AES Corporation common stockholders	$0.23	$0.02	$0.32	$(0.12)
Dividends declared per common share	$0.14	$—	$0.14	$0.28
_____________________________
(1)Includes pre-tax impairment expense of $849 million in the third quarter of 2020 (See Note 22—Asset Impairment Expense), other-than-temporary impairment of OPGC of $43 million and $158 million in the first and second quarters of 2020, respectively, and net equity in losses of affiliates, primarily at Guacolda, of $112 million in the third quarter of 2020 (See Note 8—Investments in and Advances to Affiliates).
(2)Includes pre-tax impairment expense of $116 million and $69 million in the second and fourth quarters of 2019, respectively (See Note 22—Asset Impairment Expense), other-than-temporary impairment of OPGC of $92 million, and net equity in losses of affiliates, primarily at Guacolda, of $175 million in the fourth quarter of 2019 (See Note 8—Investments in and Advances to Affiliates).

185 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2020, 2019 and 2018

31. SUBSEQUENT EVENTS
Guacolda — In February 2021, AES Gener entered into an agreement to sell its 50% ownership interest in Guacolda, a coal-fired plant in Chile, for $34 million. The sale is subject to regulatory approval and is expected to close in the first half of 2021. As of December 31, 2020, the carrying value of the investment was zero. Pre-tax loss attributable to AES was $54 million and $88 million for the years ended December 31, 2020 and 2019, respectively. Pre-tax income attributable to AES was $11 million for the year ended December 31, 2018. Guacolda is reported in the South America SBU reportable segment.
AES Clean Energy — On January 4, 2021, the sPower and AES Distributed Energy development platforms were merged to form AES Clean Energy Development, which will serve as the development vehicle for all future renewable projects in the U.S. Pro forma information has not been presented as the impact of this transaction, individually and in the aggregate, was not material to our consolidated financial results.
Gener — On December 29, 2020, AES Gener commenced a preemptive rights offering for its existing shareholders to subscribe for up to 1,980,000,000 of newly issued shares to fund its renewable growth program. The period ended on February 5, 2021 and Inversiones Cachagua SpA, an AES subsidiary, subscribed for 1,347,200,571 shares at a cost of $205 million, increasing AES' indirect beneficial interest in AES Gener from 67.0% to 67.2%.

186 | 2020 Annual Report

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
The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2020, our disclosure controls and procedures were effective.
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
•pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance that unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements are prevented or detected timely.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting:
There were no changes that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

187 | 2020 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The AES Corporation:
Opinion on Internal Control over Financial Reporting
We have audited The AES Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The AES Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”), and our report dated February 24, 2021, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 24, 2021

188 | 2020 Annual Report
ITEM 9B. OTHER INFORMATION
None.

189 | 2020 Annual Report
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information is incorporated by reference from the Registrant's Proxy Statement for the Registrant's 2021 Annual Meeting of Stockholders which the Registrant expects will be filed on or around March 3, 2021 (the "2021 Proxy Statement"):
•information regarding the directors required by this item found under the heading Board of Directors - Biographies;
•information regarding AES' Code of Ethics found under the heading Corporate Governance at AES - Additional Governance Information; and
•information regarding AES' Financial Audit Committee found under the heading Board and Committee Governance - Board Committees - Financial Audit Committee (the “Audit Committee”).
Certain information regarding executive officers required by this Item is presented as a supplementary item in Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The other information required by this Item, to the extent not included above, will be contained in our 2021 Proxy Statement and is herein incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will be contained in the 2021 Proxy Statement under "Director Compensation" and "Executive Compensation" (excluding the information under the caption “Report of the Compensation Committee”) and is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will be contained under the caption “Report of the Compensation Committee Report” of the Proxy Statement. Such information shall not be deemed to be “filed.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Security Ownership of Certain Beneficial Owners and Management.
See the information contained under the heading Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers of the 2021 Proxy Statement, which information is incorporated herein by reference.
(b)Securities Authorized for Issuance under Equity Compensation Plans.
The following table provides information about shares of AES common stock that may be issued under AES' equity compensation plans, as of December 31, 2020:
Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2020)

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	7,303,922	(2)	$12.56	12,652,436
Equity compensation plans not approved by security holders	—		—	—
Total	7,303,922		$12.56	12,652,436
_____________________________
(1)The following equity compensation plans have been approved by The AES Corporation's Stockholders:
(a)The AES Corporation 2003 Long Term Compensation Plan was adopted in 2003 and provided for 17,000,000 shares authorized for issuance thereunder. In 2008, an amendment to the Plan to provide an additional 12,000,000 shares was approved by AES' stockholders, bringing the total authorized shares to 29,000,000. In 2010, an additional amendment to the Plan to provide an additional 9,000,000 shares was approved by AES' stockholders, bringing the total authorized shares to 38,000,000. In 2015, an additional amendment to the Plan to provide an additional 7,750,000 shares was approved by AES' stockholders, bringing the total authorized shares to 45,750,000. The weighted average exercise price of Options outstanding under this plan included in Column (b) is $12.56 (excluding performance stock units, restricted stock units and director stock units), with 12,652,436 shares available for future issuance.
(b)The AES Corporation Second Amended and Restated Deferred Compensation Plan for directors provided for 2,000,000 shares authorized for issuance. Column (b) excludes the Director stock units granted thereunder. In conjunction with the 2010 amendment to the 2003 Long Term Compensation Plan, ongoing award issuance from this plan was discontinued in 2010 as Director stock units will be issued from the 2003 Long Term Compensation Plan. Any remaining shares under this plan, which are not reserved for

190 | 2020 Annual Report
issuance under outstanding awards, are not available for future issuance and thus the amount of 161,688 shares is not included in Column (c) above.
(2)Includes 3,039,035 (of which 839,278 are vested and 2,199,757 are unvested) shares underlying PSU and RSU awards (assuming 2018 and 2020 PSUs median performance and 2019 PSU maximum performance), 1,599,308 shares underlying Director stock unit awards, and 2,665,579 shares issuable upon the exercise of Stock Option grants, for an aggregate number of 7,303,922 shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding related party transactions required by this item will be included in the 2021 Proxy Statement found under the headings Related Person Policies and Procedures and Board and Committee Governance and are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the 2021 Proxy Statement under the headings Information Regarding The Independent Registered Public Accounting Firm, Audit Fees, Audit Related Fees, and Pre-Approval Policies and Procedures and is incorporated herein by reference.

191 | 2020 Annual Report
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)Financial Statements.
(b)Exhibits.

3.1	Sixth Restated Certificate of Incorporation of The AES Corporation is incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended December 31, 2008.
3.2	By-Laws of The AES Corporation, as amended and incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on December 10, 2019.
4	There are numerous instruments defining the rights of holders of long-term indebtedness of the Registrant and its consolidated subsidiaries, none of which exceeds ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any of such agreements to the Commission upon request. Since these documents are not required filings under Item 601 of Regulation S-K, the Company has elected to file certain of these documents as Exhibits 4.(a)—4.(j).
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

4.(d)
Twentieth Supplemental Indenture, dated May 25, 2016, between The AES Corporation and Wells Fargo Bank, N.A. as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 25, 2016.

4.(e)
Twenty-First Supplemental Indenture, dated August 28, 2017, between The AES Corporation and Deutsche Bank Trust Company, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on August 28, 2017.

4.(f)
Twenty-Second Supplemental Indenture, dated March 15, 2018, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee, is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on March 15, 2018.

4.(g)
Twenty-Fourth Supplemental Indenture, dated March 15, 2018, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on March 21, 2018.

4.(h)
Twenty-Fifth Supplemental Indenture, dated June 5, 2020, between THE AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 8, 2020.

4.(i)
Twenty-Sixth Supplemental Indenture, dated December 4, 2020, between THE AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on December 4, 2020.

4.(j)
Twenty-Seventh Supplemental Indenture, dated December 7, 2020, between THE AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on December 7, 2020.

4.(k)	Description of the Registrant's Securities (filed herewith).
10.1	The AES Corporation Profit Sharing and Stock Ownership Plan are incorporated herein by reference to Exhibit 4(c)(1) of the Registration Statement on Form S-8 (Registration No. 33-49262) filed on July 2, 1992. (P)
10.2	The AES Corporation Incentive Stock Option Plan of 1991, as amended, is incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-K for the year ended December 31, 1995 (SEC File No. 00019281). (P)
10.3	Applied Energy Services, Inc. Incentive Stock Option Plan of 1982 is incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form S-1 (Registration No. 33-40483). (P)
10.4	Deferred Compensation Plan for Executive Officers, as amended, is incorporated herein by reference to Exhibit 10.32 of Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-40483). (P)
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

192 | 2020 Annual Report

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

10.14
Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended December 31, 2019.

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

10.17
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended December 31, 2019.

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

193 | 2020 Annual Report

10.29
Credit Agreement dated as of May 24, 2017 among The AES Corporation, as borrower, the bank listed therein and Bank of America, N.A., as administrative agent is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 24, 2017.

21.1	Subsidiaries of The AES Corporation (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP (filed herewith).
24	Powers of Attorney (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Gustavo Pimenta (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Gustavo Pimenta (filed herewith).
101	The AES Corporation Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Operations, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Changes in Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(c)Schedule
Schedule I—Financial Information of Registrant

194 | 2020 Annual Report
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AES CORPORATION (Company)

Date:	February 24, 2021	By:	/s/ ANDRÉS GLUSKI
		Name:	Andrés Gluski
President, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

*	President, Chief Executive Officer (Principal Executive Officer) and Director
Andrés Gluski		February 24, 2021

*	Director
Janet G. Davidson		February 24, 2021

*	Director
Tarun Khanna		February 24, 2021

*	Director
Holly K. Koeppel		February 24, 2021

*	Director
Julia M. Laulis		February 24, 2021

*	Director
James H. Miller		February 24, 2021

*	Director
Alain Monié		February 24, 2021

*	Chairman of the Board and Lead Independent Director
John B. Morse		February 24, 2021

*	Director
Moises Naim		February 24, 2021

*	Director
Teresa M. Sebastian		February 24, 2021

*	Director
Jeffrey W. Ubben		February 24, 2021

/s/ GUSTAVO PIMENTA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Gustavo Pimenta		February 24, 2021

/s/ SHERRY L. KOHAN	Vice President and Controller (Principal Accounting Officer)
Sherry L. Kohan		February 24, 2021

*By:	/s/ PAUL L. FREEDMAN	February 24, 2021
Attorney-in-fact

S-1 | 2020 Annual Report
THE AES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I—Condensed Financial Information of Registrant	S-2
Schedules other than that listed above are omitted as the information is either not applicable, not required, or has been furnished in the consolidated financial statements or notes thereto included in Item 8 hereof.

See Notes to Schedule I

S-2 | 2020 Annual Report

THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
BALANCE SHEETS
DECEMBER 31, 2020 AND 2019

	December 31,
	2020	2019
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$70	$11
Accounts and notes receivable from subsidiaries	188	238
Prepaid expenses and other current assets	55	35
Total current assets	313	284
Investment in and advances to subsidiaries and affiliates	6,426	6,782
Office Equipment:
Cost	29	27
Accumulated depreciation	(22)	(20)
Office equipment, net	7	7
Other Assets:
Other intangible assets, net of accumulated amortization	—	1
Deferred financing costs, net of accumulated amortization of $6 and $5, respectively	4	5
Deferred income taxes	25	14
Other assets	20	16
Total other assets	49	36
Total assets	$6,795	$7,109
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15	$20
Accounts and notes payable to subsidiaries	184	339
Accrued and other liabilities	344	221
Senior notes payable—current portion	—	5
Total current liabilities	543	585
Long-term Liabilities:
Senior notes payable	3,430	3,391
Accounts and notes payable to subsidiaries	28	28
Other long-term liabilities	160	109
Total long-term liabilities	3,618	3,528
Stockholders' equity:
Common stock	8	8
Additional paid-in capital	7,561	7,776
Accumulated deficit	(680)	(692)
Accumulated other comprehensive loss	(2,397)	(2,229)
Treasury stock	(1,858)	(1,867)
Total stockholders' equity	2,634	2,996
Total liabilities and equity	$6,795	$7,109

See Notes to Schedule I.

S-3 | 2020 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

For the Years Ended December 31,	2020	2019	2018
	(in millions)
Revenue from subsidiaries and affiliates	$29	$30	$36
Equity in earnings of subsidiaries and affiliates	383	674	1,909
Interest income	31	53	39
General and administrative expenses	(125)	(148)	(142)
Other income	26	1	25
Other expense	(6)	(103)	—
Loss on extinguishment of debt	(146)	(5)	(171)
Interest expense	(163)	(197)	(220)
Income (loss) before income taxes	29	305	1,476
Income tax benefit (expense)	17	(2)	(273)
Net income (loss)	$46	$303	$1,203
See Notes to Schedule I.

S-4 | 2020 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	2020	2019	2018
	(in millions)
NET INCOME	$46	$303	$1,203
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax (expense) benefit of $(8), $1 and $2, respectively	—	(23)	(214)
Reclassification to earnings, net of $0 income tax for all periods	192	23	(21)
Total foreign currency translation adjustments, net of tax	192	—	(235)
Derivative activity:
Change in derivative fair value, net of income tax benefit of $90, $53 and $16, respectively	(309)	(202)	(64)
Reclassification to earnings, net of income tax expense of $19, $4 and $13, respectively	72	36	78
Total change in fair value of derivatives, net of tax	(237)	(166)	14
Pension activity:
Prior service cost for the period, net of income tax expense of $1, $0 and $1, respectively	—	1	(2)
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax benefit (expense) of $4, $6 and $(1), respectively	(12)	(16)	2
Reclassification of earnings, net of income tax expense of $0, $13 and $2, respectively	—	27	7
Total change in unfunded pension obligation	(12)	12	7
OTHER COMPREHENSIVE LOSS	(57)	(154)	(214)
COMPREHENSIVE INCOME (LOSS)	$(11)	$149	$989
See Notes to Schedule I.

S-5 | 2020 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

For the Years Ended December 31,	2020	2019	2018
	(in millions)
Net cash provided by operating activities	$434	$583	$409
Investing Activities:
Proceeds from the sale of business interests, net of expenses	412	196	1,222
Investment in and net advances to subsidiaries	(652)	(596)	(216)
Return of capital	346	411	242
Additions to property, plant and equipment	(8)	(8)	(13)
Purchase of short term investments, net	(1)	—	—
Net cash provided by (used in) investing activities	97	3	1,235
Financing Activities:
(Repayments) Borrowings under the revolver, net	(110)	180	(207)
Borrowings of notes payable and other coupon bearing securities	3,397	—	1,000
Repayments of notes payable and other coupon bearing securities	(3,366)	(450)	(1,933)
Loans from (Repayments to) subsidiaries	25	40	(143)
Proceeds from issuance of common stock	4	6	7
Common stock dividends paid	(381)	(362)	(344)
Payments for deferred financing costs	(38)	(3)	(11)
Other financing	(3)	(4)	(5)
Net cash used in financing activities	(472)	(593)	(1,636)
Effect of exchange rate changes on cash	—	(1)	1
Increase (Decrease) in cash and cash equivalents	59	(8)	9
Cash and cash equivalents, beginning	11	19	10
Cash and cash equivalents, ending	$70	$11	$19
Supplemental Disclosures:
Cash payments for interest, net of amounts capitalized	$156	$192	$232
Cash payments (refunds) for income taxes	$(8)	$(5)	$10
See Notes to Schedule I.

S-6 | 2020 Annual Report
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
2. Debt
Senior and Unsecured Notes and Loans Payable ($ in millions)

			December 31,
	Interest Rate	Maturity	2020	2019
Senior Unsecured Note	4.00%	2021	—	500
Senior Secured Term Loan	LIBOR + 1.75%	2022	—	18
Senior Unsecured Note	4.875%	2023	—	613
Senior Unsecured Note	4.50%	2023	—	500
Drawings on revolving credit facility	LIBOR + 1.75%	2024	70	180
Senior Unsecured Note	5.50%	2024	—	63
Senior Unsecured Note	5.50%	2025	—	544
Senior Unsecured Note	3.30%	2025	900	—
Senior Unsecured Note	6.00%	2026	—	500
Senior Unsecured Note	1.375%	2026	800	—
Senior Unsecured Note	5.125%	2027	—	500
Senior Unsecured Note	3.95%	2030	700	—
Senior Unsecured Note	2.45%	2031	1,000	—
Unamortized (discounts)/premiums & debt issuance (costs)			(40)	(22)
Subtotal			$3,430	$3,396
Less: Current maturities			—	(5)
Total			$3,430	$3,391

FUTURE MATURITIES OF RECOURSE DEBT — As of December 31, 2020 scheduled maturities are presented in the following table (in millions):

December 31,	Annual Maturities
2021	$—
2022	—
2023	—
2024	70
2025	900
Thereafter	2,500
Unamortized (discount)/premium & debt issuance (costs)	(40)
Total debt	$3,430
3. Dividends from Subsidiaries and Affiliates
Cash dividends received from consolidated subsidiaries were $1.0 billion, $1.0 billion and $1.9 billion for the years ended December 31, 2020, 2019, and 2018, respectively. For the years ended December 31, 2020 and 2019, $302 million and $200 million, respectively, of the dividends paid to the Parent Company are derived from the sale of business interests and are classified as an investing activity for cash flow purposes. All other dividends are

S-7 | 2020 Annual Report
classified as operating activities. There were no cash dividends received from affiliates accounted for by the equity method for the years ended December 31, 2020, 2019, and 2018.
4. Guarantees and Letters of Credit
GUARANTEES — In connection with certain project financing, acquisitions and dispositions, power purchases and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments, excluding those collateralized by letter of credit and other obligations discussed below, were limited as of December 31, 2020 by the terms of the agreements, to an aggregate of approximately $1.4 billion, representing 69 agreements with individual exposures ranging up to $157 million. These amounts exclude normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.
LETTERS OF CREDIT — At December 31, 2020, the Parent Company had $77 million in letters of credit outstanding under the revolving credit facility, representing 17 agreements with individual exposures up to $62 million, and $110 million in letters of credit outstanding under the unsecured credit facilities, representing 25 agreements with individual exposures ranging up to $56 million. During the year ended December 31, 2020, the Parent Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.