Form 10-Q
period 2021-03-31
AES CORP
filed 2021-05-06
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12291
THE AES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1163725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 Wilson Boulevard
Arlington,	Virginia	22203
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:	(703)	522-1315

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	AES	New York Stock Exchange
Corporate Units	AESC	New York Stock Exchange
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on May 3, 2021 was 666,257,334.

The AES Corporation
Form 10-Q for the Quarterly Period ended March 31, 2021

1 | The AES Corporation | March 31, 2021 Form 10-Q
Glossary of Terms
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Brasil	AES Tietê Energia S.A., formerly branded as AES Tietê
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AIMCo	Alberta Management Investment Corporation
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BTA	Best Technology Available
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FONINVEMEM	Fund for the Investment Needed to Increase the Supply of Electricity in the Wholesale Market in Argentina
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
OPGC	Odisha Power Generation Corporation, Ltd.
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SSO	Standard Service Offer
SWRCB	California State Water Resources Board
TCJA	Tax Cuts and Jobs Act
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

2 | The AES Corporation | March 31, 2021 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2021	December 31, 2020

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,886	$1,089
Restricted cash	325	297
Short-term investments	187	335
Accounts receivable, net of allowance for doubtful accounts of $11 and $13, respectively	1,342	1,300
Inventory	446	461
Prepaid expenses	105	102
Other current assets, net of allowance of $0	728	726
Current held-for-sale assets	1,218	1,104
Total current assets	6,237	5,414
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	404	417
Electric generation, distribution assets and other	25,660	26,707
Accumulated depreciation	(8,342)	(8,472)
Construction in progress	4,776	4,174
Property, plant and equipment, net	22,498	22,826
Other Assets:
Investments in and advances to affiliates	785	835
Debt service reserves and other deposits	395	441
Goodwill	1,146	1,061
Other intangible assets, net of accumulated amortization of $343 and $330, respectively	797	827
Deferred income taxes	235	288
Other noncurrent assets, net of allowance of $20 and $21, respectively	1,878	1,660
Noncurrent held-for-sale assets	1,232	1,251
Total other assets	6,468	6,363
TOTAL ASSETS	$35,203	$34,603
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$832	$1,156
Accrued interest	227	191
Accrued non-income taxes	286	257
Deferred income	299	438
Accrued and other liabilities	1,173	1,223
Non-recourse debt, including $346 and $336, respectively, related to variable interest entities	1,505	1,430
Current held-for-sale liabilities	699	667
Total current liabilities	5,021	5,362
NONCURRENT LIABILITIES
Recourse debt	3,365	3,446
Non-recourse debt, including $3,945 and $3,918, respectively, related to variable interest entities	15,014	15,005
Deferred income taxes	1,136	1,100
Other noncurrent liabilities	3,110	3,241
Noncurrent held-for-sale liabilities	856	857
Total noncurrent liabilities	23,481	23,649
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	1,033	872
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at March 31, 2021)	1,043	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 818,616,804 issued and 666,257,334 outstanding at March 31, 2021 and 818,398,654 issued and 665,370,128 outstanding at December 31, 2020)	8	8
Additional paid-in capital	7,241	7,561
Accumulated deficit	(828)	(680)
Accumulated other comprehensive loss	(2,237)	(2,397)
Treasury stock, at cost (152,359,470 and 153,028,526 shares at March 31, 2021 and December 31, 2020, respectively)	(1,850)	(1,858)
Total AES Corporation stockholders’ equity	3,377	2,634
NONCONTROLLING INTERESTS	2,291	2,086
Total equity	5,668	4,720
TOTAL LIABILITIES AND EQUITY	$35,203	$34,603
See Notes to Condensed Consolidated Financial Statements.

3 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(in millions, except share and per share amounts)
Revenue:
Regulated	$707	$712
Non-Regulated	1,928	1,626
Total revenue	2,635	2,338
Cost of Sales:
Regulated	(582)	(592)
Non-Regulated	(1,389)	(1,239)
Total cost of sales	(1,971)	(1,831)
Operating margin	664	507
General and administrative expenses	(46)	(38)
Interest expense	(190)	(233)
Interest income	68	70
Loss on extinguishment of debt	(1)	(1)
Other expense	(16)	(4)
Other income	43	45
Loss on disposal and sale of business interests	(5)	—
Asset impairment expense	(473)	(6)
Foreign currency transaction gains (losses)	(35)	24
Other non-operating expense	—	(44)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	9	320
Income tax expense	(8)	(89)
Net equity in losses of affiliates	(30)	(2)
NET INCOME (LOSS)	(29)	229
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(119)	(85)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(148)	$144
BASIC EARNINGS PER SHARE:
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.22)	$0.22
DILUTED EARNINGS PER SHARE:
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.22)	$0.22
DILUTED SHARES OUTSTANDING	666	668
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(in millions)
NET INCOME (LOSS)	$(29)	$229
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	(69)	(152)
Reclassification to earnings, net of $0 income tax for all periods	—	—
Total foreign currency translation adjustments	(69)	(152)
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $(67) and $133, respectively	243	(448)
Reclassification to earnings, net of income tax expense of $7 and $8, respectively	23	32
Total change in fair value of derivatives	266	(416)
Pension activity:
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax benefit of $1 and $0, respectively	1	—
Reclassification to earnings, net of $0 income tax for all periods	—	—
Total pension adjustments	1	—
OTHER COMPREHENSIVE INCOME (LOSS)	198	(568)
COMPREHENSIVE INCOME (LOSS)	169	(339)
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	(151)	21
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$18	$(318)
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2021
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2021	—	$—	818.4	$8	153.0	$(1,858)	$7,561	$(680)	$(2,397)	$2,086
Net income (loss)	—	—	—	—	—	—	—	(148)	—	119
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(53)	(16)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	219	27
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	166	12
Fair value adjustment (1)	—	—	—	—	—	—	33	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(17)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(5)	—	(6)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	94
Sales to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	1.0	1,043	—	—	—	—	(235)	—	—	—
Dividends declared on common stock ($0.1505/share)	—	—	—	—	—	—	(101)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.2	—	(0.7)	8	(12)	—	—	—
Balance at March 31, 2021	1.0	$1,043	818.6	$8	152.3	$(1,850)	$7,241	$(828)	$(2,237)	$2,291

(1)     Adjustment to record the redeemable stock of Colon at fair value.

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2020	—	$—	817.8	$8	153.9	$(1,867)	$7,776	$(692)	$(2,229)	$2,233
Net income	—	—	—	—	—	—	—	144	—	82
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(96)	(56)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(366)	(25)
Total other comprehensive loss	—	—	—	—	—	—	—	—	(462)	(81)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	—	—	(35)	—	(16)
Fair value adjustment (2)	—	—	—	—	—	—	(7)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(33)
Dividends declared on common stock ($0.1433/share)	—	—	—	—	—	—	(95)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(0.8)	9	(11)	—	—	—
Sales to noncontrolling interests	—	—	—	—	—	—	(1)	—	—	1
Acquisitions of noncontrolling interests	—	—	—	—	—	—	2	—	(1)	(8)
Balance at March 31, 2020	—	$—	817.9	$8	153.1	$(1,858)	$7,664	$(583)	$(2,692)	$2,178

(1)     Includes $39 million adjustment due to ASC 326 adoption, partially offset by $4 million adjustment due to ASC 842 adoption at sPower. See Note 1—Financial Statement Presentation—New Accounting Pronouncements in Item 8.—Financial Statements and Supplementary Data of our 2020 Form 10-K for further information.
(2)     Adjustment to record the redeemable stock of Colon at fair value.

6 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$(29)	$229
Adjustments to net income (loss):
Depreciation and amortization	275	268
Loss on disposal and sale of business interests	5	—
Impairment expense	473	50
Deferred income taxes	21	2
Loss on extinguishment of debt	1	1
Gain on sale and disposal of assets	(20)	(42)
Loss of affiliates, net of dividends	36	8
Other	77	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(79)	(40)
(Increase) decrease in inventory	14	23
(Increase) decrease in prepaid expenses and other current assets	22	(23)
(Increase) decrease in other assets	31	(79)
Increase (decrease) in accounts payable and other current liabilities	(337)	(99)
Increase (decrease) in income tax payables, net and other tax payables	(92)	36
Increase (decrease) in deferred income	(142)	29
Increase (decrease) in other liabilities	(3)	10
Net cash provided by operating activities	253	373
INVESTING ACTIVITIES:
Capital expenditures	(432)	(576)
Acquisitions of business interests, net of cash and restricted cash acquired	—	(10)
Proceeds from the sale of assets	—	15
Sale of short-term investments	257	254
Purchase of short-term investments	(130)	(277)
Contributions and loans to equity affiliates	(64)	(115)
Other investing	(18)	(26)
Net cash used in investing activities	(387)	(735)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	792	1,194
Repayments under the revolving credit facilities	(793)	(315)
Issuance of recourse debt	7	—
Repayments of recourse debt	(7)	(18)
Issuance of non-recourse debt	307	406
Repayments of non-recourse debt	(320)	(92)
Payments for financing fees	(5)	(5)
Distributions to noncontrolling interests	(17)	(22)
Acquisitions of noncontrolling interests	(13)	—
Contributions from noncontrolling interests	94	—
Issuance of preferred stock	1,017	—
Dividends paid on AES common stock	(100)	(95)
Payments for financed capital expenditures	(1)	(10)
Other financing	32	(13)
Net cash provided by financing activities	993	1,030
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(32)
(Increase) decrease in cash, cash equivalents and restricted cash of held-for-sale businesses	(58)	2
Total increase in cash, cash equivalents and restricted cash	779	638
Cash, cash equivalents and restricted cash, beginning	1,827	1,572
Cash, cash equivalents and restricted cash, ending	$2,606	$2,210
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$167	$163
Cash payments for income taxes, net of refunds	50	52
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration transferred for the Clean Energy transaction (see Note 18)	119	—
Dividends declared but not yet paid	101	95

See Notes to Condensed Consolidated Financial Statements.

7 | Notes to Condensed Consolidated Financial Statements | March 31, 2021 and 2020
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2021 and 2020
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of expected results for the year ending December 31, 2021. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2020 audited consolidated financial statements and notes thereto, which are included in the 2020 Form 10-K filed with the SEC on February 24, 2021 (the “2020 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$1,886	$1,089
Restricted cash	325	297
Debt service reserves and other deposits	395	441
Cash, Cash Equivalents, and Restricted Cash	$2,606	$1,827
ASC 326 - Financial Instruments - Credit Losses - The following table represents the rollforward of the allowance for credit losses for the period indicated (in millions):

Three Months Ended March 31, 2021	Accounts Receivables (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Other	Total
CECL Reserve Balance at beginning of period	$9	$32	$20	$1	$62
Current Period Provision	—	—	1	—	1
Write-offs charged against allowance	(3)	—	—	—	(3)
Foreign Exchange	—	—	(1)	—	(1)
CECL Reserve Balance at end of period	$6	$32	$20	$1	$59

Three Months Ended March 31, 2020	Accounts Receivables (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Other	Total
CECL Reserve Balance at beginning of period	$4	$34	$29	$1	$68
Current Period Provision	2	—	1	—	3
Write-offs charged against allowance	(1)	—	—	—	(1)
Foreign Exchange	—	—	(2)	—	(2)
CECL Reserve Balance at end of period	$5	$34	$28	$1	$68
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $5 million and $15 million as of March 31, 2021 and March 31, 2020, respectively. Those reserves are not in scope under ASC 326.
(2)Mong Duong Loan Receivable credit losses allowance was reclassified to held-for-sale assets on the Consolidated Balance Sheet as of March 31, 2021.
New Accounting Pronouncements Adopted in 2021 — The Company assessed and determined that the new accounting pronouncements adopted did not have a material impact on the Company’s consolidated financial statements.

8 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

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

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2020-06, Debt - Debt with conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Equity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity	The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation.	For fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2020-04 and 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2022).	Effective for all entities as of March 12, 2020 through December 31, 2022.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	March 31, 2021	December 31, 2020
Fuel and other raw materials	$214	$223
Spare parts and supplies	232	238
Total	$446	$461
3. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves, and other deposits approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 5—Fair Value in Item 8.—Financial Statements and Supplementary Data of our 2020 Form 10-K.
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

9 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Unsecured debentures	$—	$—	$—	$—	$—	$21	$—	$21
Certificates of deposit	—	151	—	151	—	238	—	238
Total debt securities	—	151	—	151	—	259	—	259
EQUITY SECURITIES:
Mutual funds	29	15	—	44	28	51	—	79
Total equity securities	29	15	—	44	28	51	—	79
DERIVATIVES:
Interest rate derivatives	—	87	1	88	—	13	—	13
Cross-currency derivatives	—	7	5	12	—	5	—	5
Foreign currency derivatives	—	21	98	119	—	15	146	161
Commodity derivatives	—	28	1	29	—	8	2	10
Total derivatives — assets	—	143	105	248	—	41	148	189
TOTAL ASSETS	$29	$309	$105	$443	$28	$351	$148	$527
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$173	$167	$340	$—	$374	$236	$610
Cross-currency derivatives	—	2	8	10	—	2	2	4
Foreign currency derivatives	—	23	—	23	—	43	—	43
Commodity derivatives	—	82	—	82	—	22	—	22
Total derivatives — liabilities	—	280	175	455	—	441	238	679
TOTAL LIABILITIES	$—	$280	$175	$455	$—	$441	$238	$679
As of March 31, 2021, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three months ended March 31, 2021. Credit-related impairments are recognized in earnings under ASC 326. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended March 31,
	2021	2020
Gross proceeds from sale of available-for-sale securities	$245	$258
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended March 31, 2021	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(236)	$(2)	$146	$2	$(90)
Total realized and unrealized gains (losses):
Included in earnings	2	(1)	(29)	—	(28)
Included in other comprehensive income — derivative activity	37	—	(10)	—	27
Settlements	12	—	(9)	(1)	2
Transfers of (assets)/liabilities, net out of Level 3	19	—	—	—	19
Balance at March 31	$(166)	$(3)	$98	$1	$(70)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$2	$—	$(39)	$—	$(37)

Three Months Ended March 31, 2020	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(184)	$(11)	$94	$(1)	$(102)
Total realized and unrealized gains (losses):
Included in earnings	2	—	12	1	15
Included in other comprehensive income — derivative activity	(53)	(18)	7	—	(64)
Settlements	1	—	(14)	—	(13)
Transfers of assets (liabilities), net into Level 3	(35)	—	—	—	(35)
Balance at March 31	$(269)	$(29)	$99	$—	$(199)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$4	$1	$5

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of March 31, 2021 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(166)	Subsidiaries’ credit spreads	0.6% - 3.3% (3.3%)
Cross-currency	(3)	Subsidiaries’ credit spreads	3.6%
Foreign currency:
Argentine peso	98	Argentine peso to U.S. dollar currency exchange rate after one year	93 - 640 (286)
Commodity:
Other	1
Total	$(70)
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

	Measurement Date	Carrying Amount	Fair Value			Pre-tax Loss
Three Months Ended March 31, 2021			Level 1	Level 2	Level 3
Long-lived assets held and used
Puerto Rico	03/31/2021	$548	$—	$—	$73	$475

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Three Months Ended March 31, 2020			Level 1	Level 2	Level 3
Equity method investments:
OPGC	3/31/2020	$195	$—	$—	$152	$43
_____________________________
(1)Represents the carrying values at the dates of measurement, before fair value adjustment and excluding $115 million of cumulative translation adjustment balance.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets held and used measured on a nonrecurring basis during the three months ended March 31, 2021 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
Puerto Rico	$73	Discounted cash flow	Annual revenue growth	(80)% to 8%
			Annual variable margin	37% to 97%
			Weighted-average cost of capital	18.2%
Total	$73
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

		March 31, 2021
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$100	$187	$—	$—	$187
Liabilities:	Non-recourse debt	16,429	17,783	4	14,790	2,989
	Recourse debt	3,365	3,438	—	3,438	—

		December 31, 2020
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$97	$197	$—	$—	$197
Liabilities:	Non-recourse debt	16,354	18,403	5	15,301	3,097
	Recourse debt	3,446	3,677	—	3,677	—
_____________________________
(1)These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and amounts impacted by the Stabilization Fund enacted by the Chilean government, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $3 million and $4 million as of March 31, 2021 and December 31, 2020, respectively.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivative Instruments and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2020 Form 10-K.
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of March 31, 2021, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate (LIBOR and EURIBOR)	$5,110	2059
Cross-currency swaps (Chilean Unidad de Fomento and Brazilian Real)	260	2028
Foreign Currency:
Argentine peso	5	2026
Chilean peso	41	2023
Colombian peso	137	2023
Euro	112	2023
Mexican Peso	89	2021
Brazilian Real	65	2022
Others, primarily with weighted average remaining maturities of a year or less	3	2022

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	104	2029
Power (in MWhs)	7	2043
Coal (in Tons or Metric Tons)	8	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of the periods indicated (in millions):

Fair Value	March 31, 2021			December 31, 2020
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$86	$2	$88	$13	$—	$13
Cross-currency derivatives	12	—	12	5	—	5
Foreign currency derivatives	29	90	119	40	121	161
Commodity derivatives	2	27	29	2	8	10
Total assets	$129	$119	$248	$60	$129	$189
Liabilities
Interest rate derivatives	$332	$8	$340	$506	$104	$610
Cross-currency derivatives	10	—	10	4	—	4
Foreign currency derivatives	4	19	23	8	35	43
Commodity derivatives	—	82	82	—	22	22
Total liabilities	$346	$109	$455	$518	$161	$679

	March 31, 2021		December 31, 2020
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$72	$166	$51	$236
Noncurrent	176	289	138	443
Total	$248	$455	$189	$679

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended March 31,
	2021	2020
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$309	$(530)
Cross-currency derivatives	2	(39)
Foreign currency derivatives	(1)	(12)
Total	$310	$(581)
Losses reclassified from AOCL into earnings
Interest rate derivatives	$(24)	$(15)
Cross-currency derivatives	(1)	(17)
Foreign currency derivatives	(3)	(8)
Commodity derivatives	(2)	—
Total	$(30)	$(40)
Loss reclassified from AOCL to earnings due to impairment of assets	$(4)	$—
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$60	$—
Foreign currency derivatives	(11)	40
Commodity derivatives and other	(93)	6
Total	$(44)	$46
AOCL is expected to decrease pre-tax income from continuing operations for the three months ended March 31, 2022 by $85 million, primarily due to interest rate derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions):

	March 31, 2021			December 31, 2020
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Argentina	$46	$8	$38	$48	$9	$39
Chile	38	—	38	31	—	31
Other	27	—	27	31	—	31
Total	$111	$8	$103	$110	$9	$101
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
AES Gener executed an agreement in December 2020 for the sale of the receivables generated pursuant the Tariff Stabilization Law, of which $55 million was collected in 2021.
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

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Three Months Ended March 31,
Three Months Ended March 31,	2021	2020
Revenue	$506	$370
Operating margin (loss)	32	55
Net loss	(17)	(11)
sPower — On February 1, 2021, the Company substantially completed the merger of the sPower and AES Distributed Energy development platforms to form AES Clean Energy Development, a consolidated entity, which will serve as the development vehicle for all future renewable projects in the U.S. Since the sPower development platform was carved-out of AES’ existing equity method investment, this transaction resulted in a $77 million decrease in the carrying value of the sPower investment. See Note 18—Acquisitions for further information. As the Company still does not control sPower after the transaction, it continues to be accounted for as an equity method investment and is reported in the US and Utilities SBU reportable segment.
Guacolda — In September 2020, Guacolda management reviewed the recoverability of the Guacolda asset group and determined the undiscounted cash flows did not exceed the carrying amount. Impairment indicators were identified primarily as a result of inability to re-contract Guacolda’s generation after expiration of its existing PPAs driven by lower energy prices in Chile and reduced forecasted cash flows resulting from decarbonization initiatives of the Chilean Government. Guacolda recognized a long-lived asset impairment at the investee level, which negatively impacted the Company's Net equity in losses of affiliates by $127 million. As a result, the Company’s basis in its investment in Guacolda was reduced to zero and the equity method of accounting was suspended. As of March 31, 2021, the Company has not recognized $95 million of equity method losses which were in excess of the Company’s carrying amount.
In February 2021, AES Gener entered into an agreement to sell its 50% ownership interest in Guacolda for $34 million. The sale is subject to regulatory approval and is expected to close in the second quarter of 2021. The Guacolda equity method investment is reported in the South America SBU reportable segment.
OPGC — In March 2020, an other-than-temporary impairment was identified at OPGC primarily due to the estimated market value of the Company's investment and the economic slowdown. A calculation of the fair value of the Company’s investment in OPGC was required to evaluate whether there was a loss in the carrying value of the investment. Based on management’s estimate of fair value of $152 million, the Company recognized an other-than-temporary impairment of $43 million in Other non-operating expense.
7. DEBT
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

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

Non-Recourse Debt
During the three months ended March 31, 2021, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances
AES Brasil	Q1	140

Non-Recourse Debt in Default — The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of March 31, 2021. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$238	$(207)
AES Ilumina (Puerto Rico)	Covenant	31	24
AES Jordan Solar	Covenant	7	4
Total		$276
The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of March 31, 2021, the Company had no defaults which resulted in, or were at risk of triggering, a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The following table summarizes the Parent Company’s contingent contractual obligations as of March 31, 2021. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$1,776	73	$0 — 400
Letters of credit under the unsecured credit facilities	114	22	$0 — 56
Letters of credit under the revolving credit facility	84	23	$0 — 62
Surety bond	1	1	$1
Total	$1,975	119
During the three months ended March 31, 2021, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For each of the periods ended March 31, 2021 and December 31, 2020, the Company recognized liabilities of $5 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of March 31, 2021. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $11 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $27 million and $28 million as of March 31, 2021 and December 31, 2020, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2021. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $253 million and $940 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
Tietê GSF Settlement — In December 2020, ANEEL published a regulation establishing the terms and conditions for compensation to Tietê for the non-hydrological risk charged to hydro generators through the incorrect application of the GSF mechanism from 2013 until 2018. In accordance with the regulation, this compensation will be in the form of a concession extension period of 2.7 years. As a result, the previously recognized contingent liabilities related to GSF payments were updated to reflect the Company's best estimate for the fair value of compensation to be received from the concession extension offered in conjunction with the regulation. This compensation was estimated to have a fair value of $184 million, and was recorded as a reversal of Non-Regulated Cost of Sales on the Consolidated Statements of Operations for the year ended December 31, 2020. The concession extension also met the criteria for recognition as a definite-lived intangible asset, which will be amortized from the date of the agreement until the end of the new concession period. The value of the concession extension was based on a preliminary time-value equivalent calculation made by the CCEE and subsequent adjustments requested by Tietê, which was determined to be fair value. In March 2021, the CCEE’s final calculation of fair value was $190 million and the Company recognized an additional reversal of Non-Regulated Cost of Sales of $6 million. Both the concession extension period and its equivalent asset value are subject to a final agreement between ANEEL and AES.

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

9. LEASES
LESSOR — The Company has operating leases for certain generation contracts that contain provisions to provide capacity to a customer, which is a stand-ready obligation to deliver energy when required by the customer. Capacity receipts are generally considered lease elements as they cover the majority of available output from a facility. The allocation of contract payments between the lease and non-lease elements is made at the inception of the lease. Lease receipts from such contracts are recognized as lease revenue on a straight-line basis over the lease term, whereas variable lease receipts are recognized when earned.
The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in millions):

	Three Months Ended March 31,
Operating Lease Income	2021	2020
Total Lease Revenue	$143	$135
Less: Variable Lease Revenue	14	11
Total Non-Variable Lease Revenue	$129	$124
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, Plant and Equipment for the periods indicated (in millions):

Property, Plant and Equipment	March 31, 2021	December 31, 2020
Gross Assets	$2,588	$3,103
Accumulated Depreciation	(773)	(1,011)
Net Assets (1)	$1,815	$2,092
_______________________________
(1)The decrease in net assets is primarily related to the asset impairment at Puerto Rico. See Note 15—Asset Impairment Expense for further information.
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of March 31, 2021. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of March 31, 2021 for the remainder of 2021 through 2025 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases (1)	Operating Leases
2021	$15	$361
2022	20	467
2023	20	404
2024	20	404
2025	20	405
Thereafter	309	1,032
Total	$404	$3,073
Less: Imputed interest	(184)
Present value of total lease receipts	$220
_______________________________
(1)The sales-type lease receivable balance is primarily related to AES Energy Storage Alamitos project that commenced in January 2021.
Battery Storage Lease Arrangements — The Company is constructing and operating projects that pair BESS with solar energy systems, which allows the project more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component constituting a sales-type lease. Upon commencement of the lease, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on the present value of fixed payments under the contract and the residual value of the underlying asset. Due to the variable nature of lease payments under these contracts, the Company recorded losses at commencement of sales-type leases of $13 million for the three months ended March 31, 2021. These amounts are recognized in Other expense in the Consolidated Statement of Operations. See Note 14—Other Income and Expense for further information. The Company recognized lease income on sales-type leases through interest income of $4 million for the three months ended March 31, 2021.

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

10. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	March 31, 2021	December 31, 2020
IPALCO common stock	$618	$618
Colon quotas (1)	180	194
AES Clean Energy Development common stock	175	—
AES Indiana preferred stock	60	60
Total redeemable stock of subsidiaries	$1,033	$872
 _____________________________
(1)Characteristics of quotas are similar to common stock.
AES Clean Energy Development — On February 1, 2021, the Company substantially completed the merger of the sPower and AES Distributed Energy development platforms to form AES Clean Energy Development, which will serve as the development vehicle for all future renewable projects in the U.S. As part of the transaction, AlMCo, our existing partner in the sPower equity method investment, received a 25% minority ownership interest in the newly formed entity along with certain partnership rights, though not currently in effect, that would enable AIMCo to exit in the future. As a result, the minority ownership interest is considered temporary equity. Any subsequent changes in the redemption value of the exit rights will be recognized in permanent equity. See Note 18—Acquisitions for further information.
11. EQUITY
Equity Units
In March 2021, the Company issued 10,430,500 Equity Units with a total notional value of $1,043 million. Each Equity Unit has a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a forward stock purchase contract (“2024 Purchase Contracts”) and a 10% undivided beneficial ownership interest in one share of 0% Series A Cumulative Perpetual Convertible Preferred Stock, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”). The Company received approximately $1 billion proceeds from the Equity Units, net of underwriting costs and commissions, before offering expenses, and issued 1,043,050 shares of Series A Preferred Stock, recording $1,043 million in preferred stock on the Condensed Consolidated Balance Sheet. The proceeds will be used for the development of the AES renewable businesses, U.S. utility businesses, LNG infrastructure, and for other developments determined by management.
Convertible Preferred Stock — The Series A Preferred Stock will initially not bear any dividends and the liquidation preference of the convertible preferred stock will not accrete. The Series A Preferred Stock has no maturity date, and will remain outstanding unless converted by holders or redeemed by the Company. Holders of the shares of the convertible preferred stock will have limited voting rights.
The Series A Preferred Stock is pledged as collateral to support holders’ purchase obligations under the 2024 Purchase Contracts and can be remarketed. In connection with any successful remarketing, the Company may increase the dividend rate increase the conversion rate, and modify the earliest redemption date for the convertible preferred stock. After any successful remarketing in connection with which the dividend rate on the convertible preferred stock is increased, the Company will pay cumulative dividends on the convertible preferred stock, if declared by the board of directors, quarterly in arrears from the applicable remarketing settlement date.
Holders of Corporate Units may create Treasury Units or Cash Settled Units from their Corporate Units as provided in the Purchase Contract Agreement by substituting Treasury securities or cash, respectively, for the Convertible Preferred Stock comprising a part of the Corporate Units.
Prior to February 15, 2024, the Series A Preferred Stock may be converted at the option of the holder only under limited circumstances in connection with a fundamental change, as defined in the certificate of designations of the Series A Preferred Stock. On and after February 15, 2024, the Series A Preferred Stock may be converted freely at the option of the holder. The conversion rate is initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which is equivalent to an initial conversion price of approximately $31.70 per share of common stock. Upon conversion, the Company will deliver in respect of each $1,000 liquidation preference of the Series A Preferred Stock being converted (i) one share of the Company’s Series B Preferred Stock or, solely with respect to conversions in connection with a redemption, up to $1,000 in cash and (ii) shares of common stock, if any, in respect of any conversion value in excess of the liquidation preference of the preferred stock being converted.

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

The Company may not redeem the Series A Preferred Stock prior to March 22, 2024. At the election of the Company, on or after March 22, 2024, the Company may redeem for cash, all or any portion of the outstanding shares of the Series A Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends.
2024 Purchase Contracts — The 2024 Purchase Contracts obligate the holders to purchase, on February 15, 2024, for a price of $100 in cash, a maximum number of 57,215,465 shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2024 Purchase Contract holders may elect to settle their obligation early, in cash. The Series A Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2024 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate of 3.864, determined over a market value averaging period preceding February 15, 2024.
The settlement rate will be calculated using an initial reference price of $25.88, equal to the last reported sale price of the Company’s common stock on March 4, 2021. If the applicable market value of the Company’s common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company’s common stock equal to $100 divided by the applicable market value. Upon settlement of the 2024 Purchase Contracts, the Company expects to receive additional cash proceeds of $1 billion.
The Company will pay the holders of the 2024 Purchase Contracts quarterly payments (“Contract Adjustment Payments”) at a rate of 6.875% per annum, payable quarterly in arrears on February 15, May 15, August 15, and November 15, commencing on May 15, 2021. The $205 million present value of the Contract Adjustment Payments reduced additional paid-in capital at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $5 million over the three-year term.
The holders can settle the purchase contracts early, for cash, subject to certain exceptions and conditions in the prospectus supplement. Upon early settlement of any purchase contracts, the Company will deliver the number of shares of its common stock equal to 85% of the number of shares of common stock that would have otherwise been deliverable.
Equity Transactions with Noncontrolling Interests
AES Gener — On December 29, 2020, AES Gener commenced a preemptive rights offering for its existing shareholders to subscribe for up to 1.98 billion of newly issued shares to fund its renewable growth program. The period ended on February 5, 2021 and Inversiones Cachagua SpA, an AES subsidiary, subscribed for 1.35 billion shares at a cost of $205 million, increasing AES’ indirect beneficial interest in AES Gener from 67% to 67.1%. The noncontrolling interest holders subscribed for 629 million shares, resulting in additional capital contributions of $94 million. AES Gener is reported in the South America SBU reportable segment.
AES Brasil — In August 2020, AES Holding Brasil Ltda. (“AHB”) committed to migrate AES Tietê to the Novo Mercado, which is a listing segment of the Brazilian stock exchange that requires equity capital to be composed only of common shares. On December 18, 2020, the AES Tietê board approved a proposal for the corporate reorganization and exchange of shares issued by AES Tietê with newly issued shares of AES Brasil, a formerly wholly-owned entity of AES Tietê, with the intent to list AES Brasil on Novo Mercado as the 100% shareholder of AES Tietê. The reorganization and the exchange of shares was completed on March 26, 2021, and the shares issued by AES Brasil started trading on Novo Mercado on March 29, 2021. The Company maintains majority representation on AES Brasil’s board of directors, and as such, continues to consolidate AES Brasil’s results in the South America SBU reportable segment.
During the first quarter of 2021, through multiple transactions, AHB acquired an additional 1.2% ownership in AES Brasil for $13 million. These transactions increased the Company’s economic interest in AES Brasil to 45.3% and resulted in a $10 million decrease in Parent Company Stockholder’s Equity due to a decrease in additional paid-in-capital of $4 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $6 million. AES Brasil is reported in the South America SBU reportable segment.
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the three months ended March 31, 2021 (in millions):

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,644)	$(699)	$(54)	$(2,397)
Other comprehensive income (loss) before reclassifications	(53)	202	—	149
Amount reclassified to earnings	—	17	—	17
Other comprehensive income (loss)	(53)	219	—	166
Reclassification from NCI due to share repurchases	(5)	—	(1)	(6)
Balance at the end of the period	$(1,702)	$(480)	$(55)	$(2,237)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2021	2020
Derivative gains (losses), net
	Non-regulated cost of sales	(1)	(1)
	Interest expense	(16)	(16)
	Asset impairment expense	(4)	—
	Foreign currency transaction gains (losses)	(3)	(23)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(24)	(40)
	Income tax benefit (expense)	7	8
	Net equity in earnings (losses) of affiliates	(6)	—
	Income (loss) from continuing operations	(23)	(32)
	Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	6	6
	Net income (loss) attributable to The AES Corporation	$(17)	$(26)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(17)	$(26)
Common Stock Dividends — The Parent Company paid dividends of $0.1505 per outstanding share to its common stockholders during the first quarter of 2021 for dividends declared in December 2020.
On February 19, 2021, the Board of Directors declared a quarterly common stock dividend of $0.1505 per share payable on May 14, 2021, to shareholders of record at the close of business on April 30, 2021.
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
The Company uses Adjusted PTC as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities. The Company has concluded that Adjusted PTC better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company’s results.
Revenue and Adjusted PTC are presented before inter-segment eliminations, which includes the effect of intercompany transactions with other segments except for interest, charges for certain management fees, and the

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

write-off of intercompany balances, as applicable. All intra-segment activity has been eliminated within the segment. Inter-segment activity has been eliminated within the total consolidated results.
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended March 31,
Total Revenue	2021	2020
US and Utilities SBU	$949	$971
South America SBU	884	712
MCAC SBU	535	432
Eurasia SBU	270	225
Corporate and Other	24	28
Eliminations	(27)	(30)
Total Revenue	$2,635	$2,338

	Three Months Ended March 31,
Total Adjusted PTC	2021	2020
Income from continuing operations before taxes and equity in earnings of affiliates	$9	$320
Add: Net equity in earnings (losses) of affiliates	(30)	(2)
Less: Income from continuing operations before taxes, attributable to noncontrolling interests	(163)	(119)
Pre-tax contribution	(184)	199
Unrealized derivative and equity securities losses (gains)	69	(16)
Unrealized foreign currency losses (gains)	6	9
Disposition/acquisition losses (gains)	(15)	1
Impairment losses	475	53
Loss on extinguishment of debt	6	4
Net gains from early contract terminations at Angamos	(110)	—
Total Adjusted PTC	$247	$250

	Three Months Ended March 31,
Total Adjusted PTC	2021	2020
US and Utilities SBU	$44	$71
South America SBU	88	119
MCAC SBU	61	78
Eurasia SBU	51	44
Corporate and Other	(7)	(58)
Eliminations	10	(4)
Total Adjusted PTC	$247	$250

Total Assets	March 31, 2021	December 31, 2020
US and Utilities SBU	$14,483	$14,464
South America SBU	11,343	11,329
MCAC SBU	4,934	4,847
Eurasia SBU	3,603	3,621
Corporate and Other	840	342
Total Assets	$35,203	$34,603

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

13. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended March 31, 2021
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$698	$—	$—	$—	$—	$698
Other regulated revenue	9	—	—	—	—	9
Total regulated revenue	707	—	—	—	—	707
Non-Regulated Revenue
Revenue from contracts with customers	224	883	510	209	(3)	1,823
Other non-regulated revenue (1)	18	1	25	61	—	105
Total non-regulated revenue	242	884	535	270	(3)	1,928
Total revenue	$949	$884	$535	$270	$(3)	$2,635

	Three Months Ended March 31, 2020
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$703	$—	$—	$—	$—	$703
Other regulated revenue	9	—	—	—	—	9
Total regulated revenue	712	—	—	—	—	712
Non-Regulated Revenue
Revenue from contracts with customers	163	711	408	171	(2)	1,451
Other non-regulated revenue (1)	96	1	24	54	—	175
Total non-regulated revenue	259	712	432	225	(2)	1,626
Total revenue	$971	$712	$432	$225	$(2)	$2,338
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $376 million and $531 million as of March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021 and 2020, we recognized revenue of $183 million and $10 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
In August 2020, AES Gener reached an agreement with Minera Escondida and Minera Spence to early terminate two PPAs of the Angamos coal-fired plant in Chile, further accelerating AES Gener's decarbonization strategy. As a result of the termination payment, Angamos recognized a contract liability of $655 million, of which $55 million will be derecognized each month through the end of the remaining performance obligation in August 2021. As of March 31, 2021, the remaining contract liability is $219 million.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. As of March 31, 2021, approximately $1.3 billion of contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected as a loan receivable, net of CECL reserve of $32 million. Mong Duong met the held-for-sale criteria and the loan receivable balance was reclassified to held-for-sale assets as of March 31, 2021. Of the loan receivable balance, $83 million was classified as Current held-for-sale assets and $1.2 billion was classified as Noncurrent held-for-sale assets on the Consolidated Balance Sheet.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of March 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $11 million, primarily consisting of fixed consideration for the sale of renewable energy credits (“RECs”) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2020 and 2021, with the remainder recognized thereafter.

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

14. OTHER INCOME AND EXPENSE
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

		Three Months Ended March 31,
		2021	2020
Other Income	Gain on remeasurement to acquisition-date fair value (1)	$36	$—
	Gain on sale of assets (2)	—	43
	Other	7	2
	Total other income	$43	$45

Other Expense	Loss on commencement of sales-type leases (3)	$13	$—
	Loss on sale and disposal of assets	3	1
	Other	—	3
	Total other expense	$16	$4
_____________________________
(1)    Related to the remeasurement of our existing equity interest in sPower’s development platform as part of the step acquisition to form AES Clean Energy Development. See Note 18—Acquisitions for further information.
(2)    Primarily associated with the gain on sale of Redondo Beach land at Southland. See Note 17—Held-for-Sale and Dispositions for further information.
(3)    Related to a loss recognized at commencement of a sales-type lease at AES Distributed Energy. See Note 9—Leases for further information.
15. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended March 31,
	2021	2020
Puerto Rico	$475	$—
Other	(2)	6
Total	$473	$6
Puerto Rico — New factors arose in the first quarter of 2021 associated with the economic costs and operational and reputational risks of disposal of coal combustion residuals off island. In addition, new legislative initiatives surrounding the prohibition of coal generation assets in Puerto Rico were introduced. Collectively, these factors along with management’s decision on how to best achieve our stated decarbonization goals resulted in an indicator of impairment at our asset group in Puerto Rico. As such, management performed a recoverability test in accordance with ASC 360 and concluded that Puerto Rico’s undiscounted cash flows did not exceed the carrying value of the asset group. The fair value of the asset group was determined to be $73 million, resulting in a pre-tax impairment loss of approximately $475 million. Puerto Rico is reported in the US and Utilities SBU reportable segment.
16. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rate for the three months ended March 31, 2021 and 2020 were 89% and 28%, respectively. The difference between the Company’s effective tax rates for the 2021 and 2020 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, and valuation allowance.
The impact of foreign currency devaluation in Mexico was approximately $19 million of discrete tax benefit for the three months ended March 31, 2020.

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

17. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
AES Tietê Inova Soluções — In February 2021, the Company signed an agreement to sell its ownership in AES Inova Soluções, an investment platform in distributed solar generation, for $18 million. The sale is expected to close in the second quarter of 2021. On a consolidated basis, the carrying value of the investment held-for-sale as of March 31, 2021 was $14 million. Pre-tax income attributable to AES was immaterial for the three months ended March 31, 2021 and March 31, 2020, respectively. AES Tietê Inova Soluções is reported in the South America SBU reportable segment.
Mong Duong — In December 2020, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V, an SPV accounted for as an equity affiliate. The sale is subject to regulatory approval and is expected to close in early 2022. As of March 31, 2021, the Mong Duong plant and SPV were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plant and SPV held-for-sale as of March 31, 2021 was $503 million. Mong Duong is reported in the Eurasia SBU reportable segment.
Estrella del Mar I — The Estrella del Mar I power barge met the held-for-sale criteria as of December 31, 2020, but did not meet criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the power barge held-for-sale as of March 31, 2021 was $16 million. Estrella del Mar I is reported in the MCAC SBU reportable segment.
Itabo — In June 2020, the Company entered into an agreement to sell its 43% ownership interest in Itabo, a coal-fired plant and gas turbine in Dominican Republic, for $101 million. On April 8, 2021, the Company completed the sale for $88 million, reflecting dividends distributed by Itabo and customary adjustments. As of March 31, 2021, Itabo was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the Itabo facility held-for-sale as of March 31, 2021 was $201 million. Itabo is reported in the MCAC SBU reportable segment.
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in IPP1 and IPP4 for $58 million. The sale is expected to close in the second quarter of 2021. After completion of the sale, the Company will retain a 10% ownership interest in IPP1 and IPP4, which will be accounted for as an equity method investment. As of March 31, 2021, the generation plants were classified as held-for-sale, but do not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of March 31, 2021 was $159 million. Jordan is reported in the Eurasia SBU reportable segment.
Excluding any impairment charges, pre-tax income attributable to AES of businesses held-for-sale was as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Mong Duong	15	15
Itabo	6	11
Jordan	5	5
Estrella Del Mar I	—	3
Total	$26	$34
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

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

18. ACQUISITIONS
AES Clean Energy Development — On February 1, 2021, the Company substantially completed the merger of the sPower and AES Distributed Energy development platforms to form AES Clean Energy Development, which will serve as the development vehicle for all future renewable projects in the U.S. As part of the transaction, AES acquired an additional 25% ownership interest in the sPower development platform from AIMCo, our existing partner in the sPower equity method investment, in exchange for a 25% ownership interest in specifically identified development entities of Distributed Energy, certain future exit rights in the new partnership, and $7 million of cash.
The sPower development platform was carved-out of AES’ existing equity method investment. AES’ basis in the portion of assets transferred was $77 million, and the contribution to AES Clean Energy Development resulted in a corresponding decrease in the carrying value of the sPower investment. See Note 6—Investments in and Advances to Affiliates for further information. The sPower development assets transferred were remeasured at their acquisition-date fair values, resulting in the recognition of a $36 million million gain, recorded in Other income on the Condensed Consolidated Statement of Operations. The Company recorded $81 million in Goodwill as of the acquisition date, representing the difference between the fair value of the consideration transferred, the noncontrolling interest in the sPower development platform, and the acquisition-date fair value of the Company’s previously held equity interest and the fair value of the identifiable assets acquired and liabilities assumed. The Company has recorded preliminary amounts for the purchase price allocation; however, the Company may continue to make adjustments pertaining to the valuation of the transaction, certain development project assets, and associated deferred taxes during the measurement period.
Subsequent to the closing of the transaction, AES holds a 75% ownership interest in AES Clean Energy Development. AIMCo holds the remaining 25% minority interest along with certain partnership rights, though currently not in effect, that would enable AIMCo to exit in the future. AIMCo’s minority interest is recorded as temporary equity in Redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheet. See Note 10—Redeemable Stock of Subsidiaries for further information. AES Clean Energy Development is reported in the US and Utilities SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three months ended March 31, 2021 and 2020, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended March 31,	2021			2020
(in millions, except per share data)	Loss	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$(148)	666	$(0.22)	$144	664	$0.22
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	1	—
Restricted stock units	—	—	—	—	3	—
DILUTED EARNINGS (LOSS) PER SHARE	$(148)	666	$(0.22)	$144	668	$0.22
The calculation of diluted earnings per share excluded 1 million outstanding stock awards for the three months ended March 31, 2020, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
For the three months ended March 31, 2021, the calculation of diluted earnings per share excluded 5 million outstanding stock awards because their impact would be anti-dilutive given the loss from continuing operations. These stock awards could potentially dilute basic earnings per share in the future. Had the Company generated income, 4 million potential shares of common stock related to the stock awards would have been included in diluted weighted-average shares outstanding.

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2021 and 2020

As described in Note 11—Equity, the Company issued $1,043 million in Equity Units in March 2021, consisting of $1,043 million of Series A Preferred Stock and the 2024 Purchase Contracts. Prior to February 15, 2024, the Series A Preferred Stock may be converted at the option of the holder only in connection with a fundamental change. On and after February 15, 2024, the Series A Preferred Stock may be converted freely at the option of the holder. Upon conversion, the Company will deliver to the holder with respect to each share of Series A Preferred Stock being converted (i) a share of our Series B Preferred Stock, or, solely with respect to conversions in connection with a redemption, cash and (ii) shares of our common stock, if any, in respect of any conversion value in excess of the liquidation preference of the preferred stock being converted. The conversion rate is initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which is equivalent to an initial conversion price of approximately $31.70 per share of common stock. The Series A Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the Series A Preferred Stock will be settled in cash except to the extent that the conversion value exceeds its liquidation preference. Therefore, before any redemption or conversion, the shares of common stock that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in shares of common stock, would be included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the convertible preferred stock were anti-dilutive during March 2021.
20. RISKS AND UNCERTAINTIES
COVID-19 Pandemic — The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition, and cash flows in future periods.
Mountain View — In April 2021, a triggering event for potential impairment related to re-powering the site was identified for the Mountain View Power Partners generation facility. The impairment analysis is ongoing, and the carrying amount of the fixed assets is approximately $75 million as of March 31, 2021. There was no impact to the consolidated financial statements as of March 31, 2021 as a result of the identification of this triggering event.
21. SUBSEQUENT EVENTS
Itabo — On April 8, 2021, the Company completed the sale of its 43% ownership interest in Itabo, a coal-fired plant and gas turbine in Dominican Republic, for $88 million. See Note 17—Held-for-Sale and Dispositions for further information.
Cubico Wind Complex Acquisition — On April 30, 2021, AES Brasil completed the acquisition of the Cubico Wind Complex and the Santos Wind Complex for $109 million, subject to customary working capital adjustments. The transaction was financed through AES Brasil, and will be reported in the South America SBU.

26 | The AES Corporation | March 31, 2021 Form 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2020 Form 10-K.
Forward-Looking Information
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, including our expectations regarding the impact of the COVID-19 pandemic on our business, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—Risk Factors of this Form 10-Q, Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Form 10-K and subsequent filings with the SEC.
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
Overview of Our Business
We are a diversified power generation and utility company organized into the following four market-oriented SBUs: US and Utilities (United States, Puerto Rico and El Salvador); South America (Chile, Colombia, Argentina and Brazil); MCAC (Mexico, Central America and the Caribbean); and Eurasia (Europe and Asia). For additional information regarding our business, see Item 1.—Business of our 2020 Form 10-K.
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
Executive Summary
Compared with last year, first quarter diluted earnings per share from continuing operations decreased $0.44 to a loss of $0.22. This decrease reflects higher impairments in the current period, unrealized losses on foreign currency derivatives in Argentina, and the prior year impacts of a gain on sale of land in the U.S. and incremental capitalized interest in Chile; partially offset by higher margins at our South America SBU largely due to net gains from early contract terminations at Angamos and higher generation at Chivor due to the life extension project completed in the prior year, lower Parent interest expense due to realized gains on de-designated interest rate swaps and lower interest rates, gain on remeasurement of our interest in sPower’s development platform, the prior year other-than-temporary impairment at OPGC, and lower income tax expense.
Adjusted EPS, a non-GAAP measure, decreased $0.01 to $0.28, mainly due to the prior year impacts of a gain on sale of land in the U.S. and incremental capitalized interest in Chile, and a higher adjusted tax rate in the current year; partially offset by the commencement of operations of the Southland Energy CCGTs, higher generation at Chivor due to the life extension project completed in the prior year, and lower Parent interest expense due to realized gains on de-designated interest rate swaps and lower interest rates.

27 | The AES Corporation | March 31, 2021 Form 10-Q

Accelerating the future of energy, together.

Business Overview

121 Generation Facilities

6 Utility Companies

30,211 Gross MW

31,667 GWH [2]

Three Months Ended March 31,	2021	2020
Diluted earnings (loss) per share	$(0.22)	$ 0.22
Adjusted EPS [1]	0.28	0.29

Operating Margin
(in millions)

$664
$507
Q1 2021
Q1 2020

Adjusted PTC [1]
(in millions)

$247
$250
Q1 2021
Q1 2020

Operating Cash Flow
(in millions)

$253
$373
Q1 2021
Q1 2020

Key events in 2021

- Signed PPAs for 1,088 MW of renewables, including a 10-year agreement to supply Google's data centers in Virginia with 500 MW of carbon-free energy
- Fluence delivered or awarded a total of 2.5 GW and signed an agreement with Northvolt to co-develop next-generation battery technology

Strategic outlook

- 100% renewables backlog of 6,926 MW
- Sign 3-4 GW of renewable PPAs annually through 2025
- Targeting a reduction in coal-fired generation to below 10% of total generation by year-end 2025; goal to reach net zero from electricity by 2040

Under construction

2,570 MW

Energy Storage 10%
Hydro 20%
Wind 31%
Solar 39%

Contracted renewable backlog

4,356 MW

Energy Storage 13%
Hydro 3%
Solar 43%
Wind 41%

(1) See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2020.

28 | The AES Corporation | March 31, 2021 Form 10-Q
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
•In year-to-date 2021, the Company was awarded or signed 1,088 MW of renewables and energy storage under long-term PPAs:
◦459 MW of solar, 359 MW of wind, 35 MW of energy storage, and 24 MW of hydro in the United States; and
◦211 MW of wind in Brazil.
•The Company's backlog of 6,926 MW of renewables now includes:
◦2,570 MW under construction and expected on-line through 2024; and
◦4,356 MW of renewables signed under long-term PPAs, including a 10-year agreement to supply Google’s data centers in Virginia with 500 MW of 24/7 carbon-free energy.
•The Company secured a 20-year agreement for 34 TBTU of excess throughput LNG capacity in Central America, and expects to contract the remaining 45 TBTU in the near-future.
The Company is developing and deploying innovative solutions such as battery-based energy storage, digital customer interfaces and energy management.
•Fluence, the Company's joint venture with Siemens, is the global leader in the fast-growing energy storage market, which is expected to increase by 40% annually.
◦In April, Fluence agreed to partner with Northvolt, the leading European battery developer and manufacturer, to develop sustainable, next-generation battery systems for grid-scale energy storage, to lower total cost of ownership and improve functionality.

29 | The AES Corporation | March 31, 2021 Form 10-Q
Review of Consolidated Results of Operations (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020	$ change	% change
Revenue:
US and Utilities SBU	$949	$971	$(22)	-2%
South America SBU	884	712	172	24%
MCAC SBU	535	432	103	24%
Eurasia SBU	270	225	45	20%
Corporate and Other	24	28	(4)	-14%
Eliminations	(27)	(30)	3	10%
Total Revenue	2,635	2,338	297	13%
Operating Margin:
US and Utilities SBU	107	120	(13)	-11%
South America SBU	352	177	175	99%
MCAC SBU	122	140	(18)	-13%
Eurasia SBU	59	51	8	16%
Corporate and Other	32	32	—	—%
Eliminations	(8)	(13)	5	38%
Total Operating Margin	664	507	157	31%
General and administrative expenses	(46)	(38)	(8)	21%
Interest expense	(190)	(233)	43	-18%
Interest income	68	70	(2)	-3%
Loss on extinguishment of debt	(1)	(1)	—	—%
Other expense	(16)	(4)	(12)	NM
Other income	43	45	(2)	-4%
Loss on disposal and sale of business interests	(5)	—	(5)	NM
Asset impairment expense	(473)	(6)	(467)	NM
Foreign currency transaction gains (losses)	(35)	24	(59)	NM
Other non-operating expense	—	(44)	44	-100%
Income tax expense	(8)	(89)	81	-91%
Net equity in losses of affiliates	(30)	(2)	(28)	NM
INCOME (LOSS) FROM CONTINUING OPERATIONS	(29)	229	(258)	NM
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(119)	(85)	(34)	40%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(148)	$144	$(292)	NM
Net cash provided by operating activities	$253	$373	$(120)	-32%
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

30 | The AES Corporation | March 31, 2021 Form 10-Q
Consolidated Revenue and Operating Margin
Three Months Ended March 31, 2021
Revenue
(in millions)
Consolidated Revenue — Revenue increased $297 million, or 13%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Excluding the unfavorable FX impact of $28 million, primarily in South America, this increase was driven by:
•$212 million in South America primarily driven by the revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence, and by higher availability in Colombia from higher reservoir levels;
•$104 million in MCAC driven by higher LNG sales in the Dominican Republic, and higher pass-through fuel prices in Mexico; and
•$32 million in Eurasia mainly driven by higher sales and generation in Bulgaria.
These favorable impacts were partially offset by a decrease of $22 million in US and Utilities driven by unrealized losses from open positions of commodity derivatives at Southland, partially offset by higher sales at Southland Energy due to the timing of the commencement of the PPA periods.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $157 million, or 31%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Excluding the unfavorable FX impact of $23 million, primarily in South America, this increase was mainly driven by:
•$201 million in South America primarily due to the drivers discussed above.
This favorable impact was partially offset by a decrease of:
•$17 million in MCAC driven by a decrease in generation in Panama primarily due to the disconnection of the Estrella del Mar I power barge in the prior year, decreased availability and higher fixed costs in Mexico, and decreased availability in the Dominican Republic due to an outage at Itabo, partially offset by higher LNG sales in the Dominican Republic driven by the Eastern Pipeline COD in 2020; and
•$13 million in US and Utilities primarily due to the drivers discussed above.

31 | The AES Corporation | March 31, 2021 Form 10-Q
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $8 million, or 21%, to $46 million for the three months ended March 31, 2021, compared to $38 million for the three months ended March 31, 2020, primarily due to business development activity, including costs at Clean Energy that had previously been incurred at sPower and reported within earnings from equity affiliates, and higher people costs.
Interest expense
Interest expense decreased $43 million, or 18%, to $190 million for the three months ended March 31, 2021, compared to $233 million for the three months ended March 31, 2020. This decrease is primarily due to realized gains on de-designated interest rate swaps and lower interest rates related to refinancing at the Parent Company, partially offset by incremental capitalized interest in Chile in the prior period and lower capitalized interest due to the commencement of operations at the Alamitos and Huntington Beach facilities in February 2020.
Interest income
Interest income decreased $2 million, or 3%, to $68 million for the three months ended March 31, 2021, compared to $70 million for the three months ended March 31, 2020 with no material drivers.
Other income and expense
Other income decreased $2 million, or 4%, to $43 million for the three months ended March 31, 2021, compared to $45 million for the three months ended March 31, 2020, primarily due to the prior year gain on sale of Redondo Beach land at Southland. This was partially offset by the current year gain on remeasurement of our equity interest in the sPower development platform to its acquisition-date fair value, recognized as part of the merger to form AES Clean Energy Development.
Other expense increased $12 million to $16 million for the three months ended March 31, 2021, compared to $4 million for the three months ended March 31, 2020, primarily due to a loss recognized at commencement of a sales-type lease at AES Distributed Energy.
See Note 14—Other Income and Expense and Note 18—Acquisitions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Loss on disposal and sale of business interests
Loss on disposal and sale of business interests was $5 million for the three months ended March 31, 2021, primarily due to additional loss on the sale of Uruguaiana. There was no gain or loss on disposal and sale of business interest during the three months ended March 31, 2020.
Asset impairment expense
Asset impairment expense increased $467 million to $473 million for the three months ended March 31, 2021, compared to $6 million for the three months ended March 31, 2020. This increase was primarily due to a $475 million impairment at Puerto Rico associated with the economic costs and reputational risks of disposal of coal combustion residuals off island.
See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended March 31,
(in millions)	2021	2020
Chile	$8	$22
Argentina	(41)	3
Other	(2)	(1)
Total (1)	$(35)	$24
___________________________________________
(1)Includes losses of $19 million and gains of $39 million on foreign currency derivative contracts for the three months ended March 31, 2021 and 2020, respectively.

32 | The AES Corporation | March 31, 2021 Form 10-Q
The Company recognized net foreign currency transaction losses of $35 million for the three months ended March 31, 2021, primarily due to unrealized losses on foreign currency derivatives related to government receivables in Argentina, partially offset by unrealized derivative gains on foreign currency derivatives in South America due to the depreciating Colombian peso.
The Company recognized net foreign currency transaction gains of $24 million for the three months ended March 31, 2020, primarily due to realized and unrealized gains on foreign currency derivatives in South America due to the depreciating Colombian peso.
Other non-operating expense
Other non-operating expense was $44 million for the three months ended March 31, 2020. In March 2020, the Company recognized a $43 million other-than-temporary impairment of the OPGC equity method investment due to the economic slowdown. There were no other non-operating expenses during the three months ended March 31, 2021.
See Note 6—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Income tax expense
Income tax expense decreased $81 million, or 91%, to $8 million for the three months ended March 31, 2021, compared to $89 million for the three months ended March 31, 2020. The Company’s effective tax rates were 89% and 28% for the three months ended March 31, 2021 and 2020, respectively. This net increase in the effective tax rate was primarily due to the impact of the asset impairment at Puerto Rico in 2021. The prior year effective tax rate was impacted by the recognition of tax benefit related to a depreciating Peso in certain of our Mexican subsidiaries, partially offset by the impact of the other-than-temporary impairment of the OPGC equity method investment.
See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for details of the asset impairment and Note 6—Investments In and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the other-than-temporary impairment.
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
Net equity in losses of affiliates
Net equity in losses of affiliates increased $28 million to $30 million for the three months ended March 31, 2021, compared to $2 million for the three months ended March 31, 2020. This increase was primarily driven by a decrease in earnings at Mesa La Paz of $13 million due to higher income taxes caused by the fluctuation of the Mexican peso and a decrease in earnings at Guacolda of $8 million due to the suspension of equity method accounting in September 2020.
See Note 6—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries increased $34 million, or 40%, to $119 million for the three months ended March 31, 2021, compared to $85 million for the three months ended March 31, 2020. This increase was primarily due to:
•Higher earnings in Chile due to net gains from early contract terminations at Angamos, partially offset by higher interest expense due to prior year incremental capitalized interest; and
•Higher earnings in Colombia due to the life extension project at the Chivor hydroelectric plant completed in the prior year.
These increases were partially offset by:
•Lower earnings in Panama due to the disconnection of the Estrella del Mar power barge.

33 | The AES Corporation | March 31, 2021 Form 10-Q
Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $292 million, to a loss of $148 million for the three months ended March 31, 2021, compared to income of $144 million for the three months ended March 31, 2020. This decrease was primarily due to:
•Long-lived asset impairment at Puerto Rico;
•Prior year gain on sale of land held by AES Redondo Beach at Southland;
•Unrealized losses on foreign currency derivatives related to government receivables in Argentina; and
•Prior year incremental capitalized interest in Chile.
These decreases were partially offset by:
•Higher margins at our South America SBU due to net gains from early contract terminations at Angamos;
•Lower Parent interest expense due to realized gains on de-designated interest rate swaps and lower interest rates;
•Prior year other-than-temporary impairment at OPGC;
•Gain on remeasurement of our equity interest in the sPower development platform to acquisition-date fair value; and
•Lower income tax expense.
SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC, and Adjusted EPS are non-GAAP supplemental measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts, and lenders.
During the year ended December 31, 2020, the Company changed the definitions of Adjusted Operating Margin, Adjusted PTC, and Adjusted EPS to exclude net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. We believe the inclusion of the effects of this non-recurring transaction would result in a lack of comparability in our results of operations and would distort the metrics that our investors use to measure us.
During the three months ended March 31, 2021, the Company changed the definitions of Adjusted Operating Margin, Adjusted PTC, and Adjusted EPS to remove the adjustment for costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation. As this adjustment was specific to the major restructuring program announced by the Company in 2018, we believe removing this adjustment from our non-GAAP definitions provides simplification and clarity for our investors.
Adjusted Operating Margin
We define Adjusted Operating Margin as Operating Margin, adjusted for the impact of NCI, excluding (a) unrealized gains or losses related to derivative transactions; (b) benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures; and (c) net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin. See Review of Consolidated Results of Operations for the definition of Operating Margin.
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

34 | The AES Corporation | March 31, 2021 Form 10-Q

	Three Months Ended March 31,
Reconciliation of Adjusted Operating Margin (in millions)	2021	2020
Operating Margin	$664	$507
Noncontrolling interests adjustment (1)	(209)	(169)
Unrealized derivative losses	44	(12)
Disposition/acquisition losses	2	2
Net gains from early contract terminations at Angamos	(110)	—
Total Adjusted Operating Margin	$391	$328
_______________________
(1)The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.

Adjusted PTC
We define Adjusted PTC as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.
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
The GAAP measure most comparable to Adjusted PTC is income from continuing operations attributable to The AES Corporation. We believe that Adjusted PTC better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions or equity securities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests or retire debt, and the non-recurring nature of the impact of the early contract terminations at Angamos, which affect results in a given period or periods. In addition, earnings before tax represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company’s results.
Adjusted PTC should not be construed as an alternative to income from continuing operations attributable to

35 | The AES Corporation | March 31, 2021 Form 10-Q
The AES Corporation, which is determined in accordance with GAAP.

	Three Months Ended March 31,
Reconciliation of Adjusted PTC (in millions)	2021	2020
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$(148)	$144
Income tax expense (benefit) from continuing operations attributable to The AES Corporation	(36)	55
Pre-tax contribution	(184)	199
Unrealized derivative and equity securities losses (gains)	69	(16)
Unrealized foreign currency losses (gains)	6	9
Disposition/acquisition losses (gains)	(15)	1
Impairment losses	475	53
Loss on extinguishment of debt	6	4
Net gains from early contract terminations at Angamos	(110)	—
Total Adjusted PTC	$247	$250
Adjusted EPS
We define Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; (f) net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence; and (g) tax benefit or expense related to the enactment effects of 2017 U.S. tax law reform and related regulations and any subsequent period adjustments related to enactment effects.
The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. We believe that Adjusted EPS better reflects the underlying business performance of the Company and is considered in the Company’s internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions or equity securities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests or retire debt, the one-time impact of the 2017 U.S. tax law reform and subsequent period adjustments related to enactment effects, and the non-recurring nature of the impact of the early contract terminations at Angamos, which affect results in a given period or periods.
Adjusted EPS should not be construed as an alternative to diluted earnings per share from continuing operations, which is determined in accordance with GAAP.

36 | The AES Corporation | March 31, 2021 Form 10-Q

	Three Months Ended March 31,
Reconciliation of Adjusted EPS	2021		2020
Diluted earnings (loss) per share from continuing operations	$(0.22)		$0.22
Unrealized derivative and equity securities losses (gains)	0.10	(1)	(0.02)
Unrealized foreign currency losses	0.01		0.01
Disposition/acquisition gains	(0.02)	(2)	—
Impairment losses	0.71	(3)	0.08	(4)
Loss on extinguishment of debt	0.01		—
Net gains from early contract terminations at Angamos	(0.16)	(5)	—
Less: Net income tax benefit	(0.15)	(6)	—
Adjusted EPS	$0.28		$0.29
_____________________________
(1)Amount primarily relates to unrealized derivative losses in Argentina mainly associated with foreign currency derivatives on government receivables of $38 million, or $0.06 per share, and net unrealized derivative losses on power and commodities swaps at Southland of $33 million, or $0.05 per share.
(2)Amount primarily relates to gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $36 million, or $0.05 per share, partially offset by day-one loss recognized at commencement of a sales-type lease at AES Distributed Energy of $13 million, or $0.02 per share.
(3)Amount primarily relates to asset impairment at Puerto Rico of $475 million, or $0.71 per share.
(4)Amount primarily relates to other-than-temporary impairment of OPGC of $43 million, or $0.06 per share.
(5)Amount relates to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $110 million, or $0.16 per share.
(6)Amount primarily relates to income tax benefits associated with the impairment at Puerto Rico of $119 million, or $0.18 per share, partially offset by income tax expense related to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $28 million, or $0.04 per share.
US and Utilities SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating Margin	$107	$120	$(13)	-11%
Adjusted Operating Margin (1)	126	84	42	50%
Adjusted PTC (1)	44	71	(27)	-38%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2020 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended March 31, 2021 decreased $13 million, or 11%, which was driven primarily by the following (in millions):

Decrease at Southland mainly due to higher unrealized losses from open positions of commodity derivatives	$(44)
Increase at Southland Energy primarily due to CCGT units operating a full quarter in 2021 and the commencement of the PPA periods, partially offset by decrease in gain from commodity derivatives	29
Increase at DPL due to higher regulated retail margin primarily due to higher volumes from favorable weather and higher transmission rates	7
Other	(5)
Total US and Utilities SBU Operating Margin Decrease	$(13)
Adjusted Operating Margin increased $42 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC decreased $27 million, primarily driven by the gain in 2020 on sale of land held by AES Redondo Beach at Southland and a decrease at sPower primarily related to higher allocated losses from tax equity partnerships in 2021, partially offset by the increase in Adjusted Operating Margin described above.
South America SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating Margin	$352	$177	$175	99%
Adjusted Operating Margin (1)	112	95	17	18%
Adjusted PTC (1)	88	119	(31)	-26%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2020 Form 10-K for the respective ownership interest for key businesses.

37 | The AES Corporation | March 31, 2021 Form 10-Q
Operating Margin for the three months ended March 31, 2021 increased $175 million, or 99%, which was driven primarily by the following (in millions):

Increase in Chile primarily related to early contract terminations at Angamos in Q3 2020	$154
Higher margin in Colombia related to higher reservoir level as a result of the life extension project executed during Q1 2020	39
Lower energy and capacity prices partially offset by commencement of operations of wind facilities in Argentina	(13)
Lower margin in Brazil primarily due to local currency depreciation and higher energy purchases, partially offset by higher margin from wind facilities.	(5)
Total South America SBU Operating Margin Increase	$175
Adjusted Operating Margin increased $17 million due to the drivers above, adjusted for NCI and the net gains on early contract terminations at Angamos.
Adjusted PTC decreased $31 million, mainly driven by higher realized foreign currency losses at Argentina and the impact of gains on foreign currency derivative instruments booked at Chile in the prior period, higher interest expense primarily associated with incremental capitalized interest at Alto Maipo in the prior period, and lower equity earnings at Guacolda due to the suspension of equity method accounting in September 2020. See Note 6—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information. These negative impacts were partially offset by the increase in Adjusted Operating Margin described above.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating Margin	$122	$140	$(18)	-13%
Adjusted Operating Margin (1)	84	93	(9)	-10%
Adjusted PTC (1)	61	78	(17)	-22%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2020 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended March 31, 2021 decreased $18 million, or 13%, which was driven primarily by the following (in millions):

Decrease in Panama mainly driven by Estrella del Mar I power barge disconnection in July 2020, partially offset by wind project acquired in Q2 2020	$(10)
Decrease in Dominican Republic at Itabo driven by lower availability due to extended planned outage in 2021, offset by lower depreciation	(7)
Decrease in Mexico driven by lower availability and higher fixed costs	(6)
Increase in Dominican Republic driven by higher availability due to the outage of Andres in 2020 and higher LNG sales driven by Eastern Pipeline COD in 2020, partially offset by lower contract and spot margin in Andres and DPP	6
Other	(1)
Total MCAC SBU Operating Margin Decrease	$(18)
Adjusted Operating Margin decreased $9 million due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $17 million, mainly driven by the decrease in Adjusted Operating Margin described above and lower equity earnings in Mexico mainly due to higher income tax as a result of the fluctuation of the Mexican peso in the prior period.

38 | The AES Corporation | March 31, 2021 Form 10-Q
Eurasia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating Margin	$59	$51	$8	16%
Adjusted Operating Margin (1)	44	38	6	16%
Adjusted PTC (1)	51	44	7	16%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2020 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended March 31, 2021 increased $8 million, or 16%, which was driven primarily by the following (in millions):

Improved operational performance and Euro appreciation in Maritza	$6
Other	2
Total Eurasia SBU Operating Margin Increase	$8
Adjusted Operating Margin increased $6 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $7 million, mainly driven by the increase in Adjusted Operating Margin described above.
Key Trends and Uncertainties
During the remainder of 2021 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation, and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of our 2020 Form 10-K.
COVID-19 Pandemic
The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see Item 1A.—Risk Factors of our 2020 Form 10-K.
Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We derive approximately 85% of our total revenues from our regulated utilities and long-term sales and supply contracts or PPAs at our generation businesses, which contributes to a relatively stable revenue and cost structure at most of our businesses. In 2020, the impact of the COVID-19 pandemic on the energy market materialized in our operational locations in the second quarter and was generally better than our revised expectations for the second of half of the year. Across our global portfolio, our utilities businesses have generally performed in line with our expectations consistent with a recovery from the COVID-19 pandemic in the first quarter of 2021. While we cannot predict the length and magnitude of the pandemic or how it could impact global economic conditions, a delayed or disrupted recovery with respect to demand may adversely impact our financial results for 2021.
Our credit exposures have continued in-line with historical levels and within the customary 45-60 day grace period. We have not experienced any material credit-related impacts from our PPA offtakers due to the COVID-19 pandemic.
Our supply chain management has remained robust during this challenging time and we continue to closely manage and monitor developments. We continue to experience certain minor delays in some of our development projects, primarily in permitting processes and the implementation of interconnections, due to governments and other authorities having limited capacity to perform their functions.

39 | The AES Corporation | March 31, 2021 Form 10-Q
The Company continues to monitor the potential impact of the COVID-19 pandemic on our financial results and operations.
Additionally, governments continue to look for ways to increase revenues,which could result in tax law changes in the future.
Macroeconomic and Political
During the past few years, some countries where our subsidiaries conduct business have experienced macroeconomic and political changes. In the event these trends continue, there could be an adverse impact on our businesses.
Chile — In recent years, Chile has experienced significant social unrest resulting in an October 2020 referendum that determined that a new constitution will be drafted by a constitutional convention following further votes expected in May 2021 and in 2022. In addition, other initiatives to address the social unrest are under consideration and could result in regulatory or policy changes that may affect our results of operations in Chile.
In November 2019, the Chilean government enacted Law 21,185 that establishes a Stabilization Fund for regulated energy prices. As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2020 Form 10-K, AES Gener executed an agreement in December 2020 for the sale of the receivables generated pursuant the Tariff Stabilization Law, of which $55 million was collected in 2021.
Puerto Rico — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2020 Form 10-K, our subsidiaries in Puerto Rico have a long-term PPA with state-owned PREPA, which has been facing economic challenges that could result in a material adverse effect on our business in Puerto Rico.
AES Puerto Rico and AES Ilumina’s non-recourse debt of $238 million and $31 million, respectively, continue to be in technical default and are classified as current as of March 31, 2021 as a result of PREPA’s bankruptcy filing in July 2017. The Company is in compliance with its debt payment obligations as of March 31, 2021.
The Company's receivable balances in Puerto Rico as of March 31, 2021 totaled $53 million, of which $1 million was overdue. Despite the Title III protection, PREPA has been making substantially all of its payments to the generators in line with historical payment patterns.
New factors arose in the first quarter of 2021 associated with the economic costs and operational and reputational risks of disposal of coal combustion residuals off island. In addition, new legislative initiatives surrounding the prohibition of coal generation assets in Puerto Rico were introduced. Collectively, these factors along with management’s decision on how to best achieve our decarbonization goals resulted in an indicator of impairment at its asset group in Puerto Rico. The Company performed an impairment analysis and determined that the carrying amount of its coal-fired long-lived assets was not recoverable. As a result, the Company recognized asset impairment expense of $475 million.
Reference Rate Reform — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2020 Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. On November 30, 2020, the ICE Benchmark Association ("IBA") announced it had begun consultation on its intention to cease publication of two specific LIBOR rates by December 31, 2021, while extending the timeline for the overnight, one-month, three-month, six-month, and 12-month USD LIBOR rates through June 30, 2023. On March 5, 2021, IBA published a feedback statement for the consultation, announcing its intention to cease the publication of these rates on the specified dates. AES holds a substantial amount of debt and derivative contracts referencing LIBOR as an interest rate benchmark. Although the full impact of the reform remains unknown, we have begun to engage with AES counterparties to discuss specific action items to be undertaken in order to prepare for amendments when they become due.
Global Tax Legislation — The macroeconomic and political environments in the U.S. and some countries where our subsidiaries conduct business have changed during 2020 and 2021. This could result in significant impacts to tax law. For example, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021. The $1.9 trillion Act includes COVID-19 relief as well as broader stimulus, but also includes several revenue-raising and business tax provisions. Two corporate income tax increases partially offset the cost of the

40 | The AES Corporation | March 31, 2021 Form 10-Q
bill: the elimination of a beneficial foreign tax credit rule, set to take effect in 2021, and the expansion of executive compensation deduction limits effective in 2027.
Further, in the first quarter of 2021, President Biden announced the “American Jobs Plan”, a $2 trillion spending package that would include funding for clean energy focused infrastructure investments, and the “Made in America Tax Plan”, which seeks to increase the U.S. corporate tax rate and effect international tax reforms. Additionally, Congressional democrats introduced the “No Tax Breaks for Offshoring” and “Stop Tax Haven Abuse Acts”, both of which seek to increase U.S. taxes related to the non-U.S. activities of U.S. headquartered companies. The Company believes it would benefit from the clean energy initiatives though the tax implications may be unfavorable in the short term. Additional details regarding these potential changes in law are expected to be made available in the second quarter.
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
Considering the information available as of the filing date, management believes the carrying amount of our coal-fired long-lived assets in Chile of $1.9 billion is recoverable as of March 31, 2021.
Puerto Rico Energy Public Policy Act — On April 11, 2019, the Governor of Puerto Rico signed the Puerto Rico Energy Public Policy Act (“the Act”) establishing guidelines for grid efficiency and eliminating coal as a source for electricity generation by January 1, 2028. The Act supports the accelerated deployment of renewables through the Renewable Portfolio Standard and the conversion of coal generating facilities to other fuel sources, with compliance targets of 40% by 2025, 60% by 2040, and 100% by 2050. AES Puerto Rico’s long-term PPA with PREPA expires November 30, 2027. PREPA and AES Puerto Rico have discussed various strategic alternatives, but have not reached any agreement. As described under Macroeconomic and Political above, additional factors arose in the first quarter of 2021 with respect to the disposal of coal combustion residuals, which contributed to the Company recognizing an asset impairment expense of $475 million.
Hawaii — In July 2020, the Hawaii State Legislature passed Senate Bill 2629 that prohibits AES Hawaii from generating electricity from coal after December 31, 2022. This bill will restrict the Company from contracting the asset beyond the expiration of its existing PPA. Considering the information available as of the filing date, management believes the carrying amount of our coal-fired long-lived assets in Hawaii of $30 million is recoverable as of March 31, 2021.
For further information about the risks associated with decarbonization initiatives, see Item 1A.—Risk Factors—Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2020 Form 10-K.

41 | The AES Corporation | March 31, 2021 Form 10-Q
Regulatory
AES Maritza PPA Review — DG Comp is conducting a preliminary review of whether AES Maritza’s PPA with NEK is compliant with the European Union's State Aid rules. No formal investigation has been launched by DG Comp to date. However, AES has begun engaging in discussions with the DG Comp case team and the Government of Bulgaria (“GoB”) to attempt to reach a negotiated resolution of DG Comp’s review (“PPA Discussions”). Separately, earlier this year, GoB submitted its proposed plan for the reform and liberalization of its electricity market to the European Commission (the “Market Reform Plan”). The proposed Market Reform Plan is part of GoB’s plan to introduce a market-wide capacity remuneration mechanism, which would require approval by DG Comp. The Market Reform Plan proposes a deadline of June 30, 2021 for the termination of AES Maritza’s PPA, and anticipates discussions with AES Maritza about that issue. There can be no assurance that, as part of the PPA Discussions, the other parties will not seek a prompt termination of the PPA.
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions will involve a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict the outcome of the PPA Discussions or when those discussions will conclude. Nor can we predict how DG Comp might resolve its review if the PPA Discussions fail to result in an agreement concerning the agency’s review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operation, and cash flows.
Considering the information available as of the filing date, management believes the carrying value of our long-lived assets at Maritza of approximately $1 billion is recoverable as of March 31, 2021.
AES Indiana Replacement Generation — On February 26, 2021, as a result of the plans to retire approximately 630 MW of coal-fired generation at Petersburg units 1 and 2 in 2021 and 2023, respectively, AES Indiana filed a petition with the IURC for approvals and cost recovery associated with these retirements, including: (1) approval of AES Indiana’s creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) amortization of the regulatory assets based upon AES Indiana’s depreciation rates; and (3) recovery of the regulatory assets through inclusion in AES Indiana’s rate base and ongoing amortization in AES Indiana’s future rate cases.
AES Indiana Excess Distributed Generation Rates — On March 1, 2021, AES Indiana filed a petition with the IURC for approval of its proposed rate for the procurement of excess distributed generation (“EDG”) and related customer EDG credit issues. The EDG rate will replace the current net metering program and will be offered beginning July 2022, when net metering is no longer available to new customers.
AES Ohio Transmission Service — In March 2020, AES Ohio filed an application for a formula-based rate for its transmission service, which was approved and made effective May 3, 2020, subject to further proceeding and potential refunds. In December 2020, a unanimous settlement was reached regarding these rates and filed with the FERC, which was approved on April 15, 2021.
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Impairments
Long-lived Assets — During the three months ended March 31, 2021, the Company recognized asset impairment expense of $473 million. See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets that were assessed for impairment totaled $260 million at March 31, 2021.
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

42 | The AES Corporation | March 31, 2021 Form 10-Q
end of its estimated useful life.
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion residuals) and certain air emissions, such as SO2, NOx, particulate matter, mercury and other hazardous air pollutants. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our operations are subject to significant government regulation and our business and results of operations could be adversely affected by changes in the law or regulatory schemes; Several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR; Our businesses are subject to stringent environmental laws, rules and regulations; and Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2020 Form 10-K.
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
In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Indiana, Maryland, Ohio, and Pennsylvania) affected the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and, accordingly, the EPA issued federal implementation plans that both updated existing CSAPR NOx ozone season emission budgets for electric generating units within these states and implemented these budgets through modifications to the CSAPR NOx ozone season allowance trading program. Implementation started in the 2017 ozone season (May-September 2017). Affected facilities receive fewer ozone season NOx allowances in 2017 and later, possibly resulting in the need to purchase additional allowances. Additionally, on September 13, 2019, the D.C. Circuit remanded a portion of October 2016 CSAPR Update Rule to the EPA. On March 15, 2021, the EPA released a pre-publication version of a final rule to address the 2020 D.C. Circuit decision. The EPA is issuing new or amended federal implementation plans for 12 states, including Indiana, Maryland, Ohio, and Pennsylvania, with revised CSAPR NOx ozone season emission budgets for electric generating units within these states via a new CSAPR NOx Ozone Season Group 3 Trading Program. Implementation is expected to begin during the 2021 ozone season (May through September 2021) with an effective date 60 days following publication in the Federal Register of the final rule. AES Indiana facilities and AES Warrior Run in Maryland will receive fewer ozone season NOx allowances for future NOx Ozone Seasons likely beginning in 2021 and later, possibly resulting in the need to purchase additional allowances. In addition, subject sources in these states will be required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances by deadlines expected to occur in 2021. This requirement applies inclusive of assets and allowances that have since been sold and/or retired, including former AES assets in Ohio and Pennsylvania. While AES no longer operates electric generating units subject to the revised CSAPR Update Rule in Ohio or Pennsylvania, certain prior AES sources in these states will be required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances.
While the Company's additional CSAPR compliance costs to date have been immaterial, the future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time, but it could be material.
Climate Change Regulation — On July 8, 2019, the EPA published the final Affordable Clean Energy (“ACE”) Rule, along with associated revisions to implementing regulations, in addition to final revocation of the CPP. The ACE Rule determines that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule requires states with existing coal-fired electric generating units to develop state plans to establish CO2 emission limits for designated facilities. AES Indiana Petersburg and AES Warrior Run have coal-fired electric generating units that may be impacted by this regulation. On February 19,

43 | The AES Corporation | March 31, 2021 Form 10-Q
2020, Indiana published a First Notice for the Indiana ACE Rule indicating that IDEM intends to determine the best system of emissions reductions and CO2 standards for affected units. However, the impact remains largely uncertain because state plans have not yet been developed. On January 19, 2021, the D.C. Circuit vacated and remanded to the EPA the ACE Rule, although the parties have an opportunity to request a rehearing at the D.C. Circuit or seek a review of the decision by the U.S. Supreme Court. On March 5, 2021, the D.C. Circuit issued the partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP will not take effect while the EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating units. The impact of future greenhouse gas emissions regulations remains uncertain.
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
Power plants are required to comply with the more stringent of state or federal requirements. At present, the California state requirements are more stringent and have earlier compliance dates than the federal EPA requirements, and are therefore applicable to the Company's California assets. On September 1, 2020, in response to a request by the state’s energy, utility, and grid operators and regulators, the SWRCB approved amendments to its OTC Policy. The SWRCB OTC Policy previously required the shutdown and permanent retirement of all remaining OTC generating units at AES Alamitos, AES Huntington Beach and AES Redondo Beach by December 31, 2020. The amendment extends the deadline for shutdown and retirement of AES Alamitos and AES Huntington Beach’s remaining OTC generating units to December 31, 2023 and extends the deadline for shutdown and retirement of AES Redondo Beach’s remaining OTC generating units to December 31, 2021 (the “AES Redondo Beach Extension”). The respective facilities’ National Pollutant Discharge Elimination System permits have been revised to allow the remaining OTC generating units at AESAL, AESHB, and AESRB to continue operation beyond December 31, 2020 and in accordance with the current OTC Policy. In October 2020, the cities of Redondo Beach and Hermosa Beach filed a state court lawsuit challenging the AES Redondo Beach Extension. The outcome of the lawsuit is unclear. On March 16, 2021 the State Advisory Committee on Cooling Water Intake Structures (SACCWIS) released their draft 2021 report to SWRCB. The report summarizes the State of California’s current electrical grid reliability needs and recommends a two-year extension to the compliance schedule for Redondo Beach to address system-wide grid reliability needs. The SWRCB has yet to make the final recommendation to amend the OTC Policy. The new air-cooled combined cycle gas turbine generators were constructed at the AES Alamitos and AES Huntington Beach generating stations, and there is currently no plan to replace the OTC generating units at the AES Redondo Beach generating station following the retirement.
Capital Resources and Liquidity
Overview
As of March 31, 2021, the Company had unrestricted cash and cash equivalents of $1.9 billion, of which $565 million was held at the Parent Company and qualified holding companies. The Company had $187 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $720 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $16.4 billion and $3.4 billion, respectively. Of the $1.5 billion of our current non-recourse debt, $1.2 billion was presented as such because it is due in the next twelve months and $276 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents, of which $269 million is due to the bankruptcy of the offtaker.
We expect current maturities of non-recourse debt to be repaid from net cash provided by operating activities

44 | The AES Corporation | March 31, 2021 Form 10-Q
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to drawings under its revolving credit facility. However, as of March 31, 2021, the Parent Company does not have any outstanding drawings under its revolving credit facility. On a consolidated basis, of the Company’s $20.1 billion of total gross debt outstanding as of March 31, 2021, approximately $2.5 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $736 million of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At March 31, 2021, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $1.8 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s split rating, some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of March 31, 2021, we had $114 million in letters of credit outstanding provided under our unsecured credit facility and $84 million in letters of credit outstanding provided under our revolving credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended March 31, 2021, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
We expect to continue to seek, where possible, non-recourse debt financing in connection with the assets or businesses that we or our affiliates may develop, construct, or acquire. However, depending on local and global market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available on economically attractive terms or at all. If we decide not to provide any additional funding or credit support to a subsidiary project that is under construction or has near-term debt payment obligations and that subsidiary is unable

45 | The AES Corporation | March 31, 2021 Form 10-Q
to obtain additional non-recourse debt, such subsidiary may become insolvent, and we may lose our investment in that subsidiary. Additionally, if any of our subsidiaries lose a significant customer, the subsidiary may need to withdraw from a project or restructure the non-recourse debt financing. If we or the subsidiary choose not to proceed with a project or are unable to successfully complete a restructuring of the non-recourse debt, we may lose our investment in that subsidiary.
Many of our subsidiaries depend on timely and continued access to capital markets to manage their liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness, or to fund operations and other commitments during times of political or economic uncertainty may have material adverse effects on the financial condition and results of operations of those subsidiaries. In addition, changes in the timing of tariff increases or delays in the regulatory determinations under the relevant concessions could affect the cash flows and results of operations of our businesses.
Long-Term Receivables
As of March 31, 2021, the Company had approximately $111 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Argentina and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2022, or one year from the latest balance sheet date. The majority of Argentine receivables have been converted into long-term financing for the construction of power plants. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government. A portion relates to the extension of existing PPAs with the addition of renewable energy. See Note 5—Financing Receivables in Item 1.—Financial Statements and Key Trends and Uncertainties—Macroeconomic and Political—Chile in Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q and Item 1.—Business—South America SBU—Argentina—Regulatory Framework and Market Structure included in our 2020 Form 10-K for further information.
As of March 31, 2021, the Company had approximately $1.3 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. In December 2020, Mong Duong met the held-for-sale criteria and the loan receivable balance, net of CECL reserve, was reclassified to held-for-sale assets. As of March 31, 2021, $83 million of the loan receivable balance was classified as Current held-for-sale assets and $1.2 billion was classified as Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheets. See Note 13—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the three months ended March 31, 2021 were proceeds from issuance of Equity Units, debt financings, sales of short-term investments, and cash flows from operating activities. The primary uses of cash in the three months ended March 31, 2021 were repayments of debt, capital expenditures, and purchases of short-term investments.
The primary sources of cash for the Company in the three months ended March 31, 2020 were debt financings, cash flows from operating activities, and sales of short-term investments. The primary uses of cash in the three months ended March 31, 2020 were capital expenditures, repayments of debt, and purchases of short-term investments.

46 | The AES Corporation | March 31, 2021 Form 10-Q
A summary of cash-based activities are as follows (in millions):

	Three Months Ended March 31,
Cash Sources:	2021	2020
Issuance of preferred stock	$1,017	$—
Borrowings under the revolving credit facilities	792	1,194
Issuance of non-recourse debt	307	406
Sale of short-term investments	257	254
Net cash provided by operating activities	253	373
Contributions from noncontrolling interests	94	—
Issuance of recourse debt	7	—
Proceeds from the sale of assets	—	15
Other	32	2
Total Cash Sources	$2,759	$2,244

Cash Uses:
Repayments under the revolving credit facilities	$(793)	$(315)
Capital expenditures	(432)	(576)
Repayments of non-recourse debt	(320)	(92)
Purchase of short-term investments	(130)	(277)
Dividends paid on AES common stock	(100)	(95)
Contributions and loans to equity affiliates	(64)	(115)
Distributions to noncontrolling interests	(17)	(22)
Acquisitions of noncontrolling interests	(13)	—
Repayments of recourse debt	(7)	(18)
Other	(104)	(96)
Total Cash Uses	$(1,980)	$(1,606)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$779	$638
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three month period (in millions):

	Three Months Ended March 31,
Cash flows provided by (used in):	2021	2020	$ Change
Operating activities	$253	$373	$(120)
Investing activities	(387)	(735)	348
Financing activities	993	1,030	(37)
Operating Activities
Net cash provided by operating activities decreased $120 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.
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

47 | The AES Corporation | March 31, 2021 Form 10-Q
•Adjusted net income increased $323 million primarily due to higher margins at our South America and Eurasia SBUs and decreases in income tax expense and interest expense, partially offset by lower margins at our MCAC and US and Utilities SBUs.
•Working capital requirements increased $443 million, primarily due to the timing of the GSF liability payment at Tietê and a decrease in deferred income at Angamos due to revenue recognized from early contract terminations with Minera Escondida and Minera Spence in the prior year.
Investing Activities
Net cash used in investing activities decreased $348 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.
Investing Cash Flows
(in millions)
•Proceeds from short-term investing activities increased $150 million, primarily at Tietê as a result of lower net short-term investment purchases in 2021.
•Contributions and loans to equity affiliates decreased $51 million, primarily due to project funding requirements at sPower in the prior year.
•Capital expenditures decreased $144 million, discussed further below.
Capital Expenditures
(in millions)
•Growth expenditures decreased $115 million, primarily driven by the completion of renewable energy projects in Argentina, Alto Maipo, and Distributed Energy, as well as the completion of the Southland repowering project. This impact was partially offset by higher investments at IPALCO and DPL and in renewable projects at AES Gener and Clean Energy.
•Maintenance expenditures decreased $25 million, primarily due to prior year expenditures at Andres as a result of the steam turbine lightning damage, and due to the timing of payments in the prior year related to projects at IPALCO.
•Environmental expenditures decreased $4 million, primarily due to the timing of payments in the prior year related to projects at IPALCO.

48 | The AES Corporation | March 31, 2021 Form 10-Q
Financing Activities
Net cash provided by financing activities decreased $37 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.
Financing Cash Flows
(in millions)
See Notes 7—Debt and 11—Equity in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt and equity transactions.
•The $1 billion impact from issuance of preferred stock is due to the issuance of Equity Units at the Parent Company.
•The $94 million impact from contributions from noncontrolling interests is primarily due to contributions from minority interests at AES Gener.
•The $695 million impact from Parent Company revolver transactions is primarily due to higher net repayments in the current year.
•The $328 million impact from non-recourse debt transactions is primarily due to lower net borrowings at Southland Energy, Panama, Argentina, and AES Gener, partially offset by an increase in net borrowings at AES Brasil.
•The $185 million impact from non-recourse revolver transactions is primarily due to lower net borrowings at AES Gener and in the Dominican Republic.
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

49 | The AES Corporation | March 31, 2021 Form 10-Q

	March 31, 2021	December 31, 2020
Consolidated cash and cash equivalents	$1,886	$1,089
Less: Cash and cash equivalents at subsidiaries	(1,321)	(1,018)
Parent Company and qualified holding companies’ cash and cash equivalents	565	71
Commitments under the Parent Company credit facility	1,000	1,000
Less: Letters of credit under the credit facility	(84)	(77)
Less: Borrowings under the credit facility	—	(70)
Borrowings available under the Parent Company credit facility	916	853
Total Parent Company Liquidity	$1,481	$924
The Company utilizes its Parent Company credit facility for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year.
The Parent Company paid dividends of $0.1505 per outstanding share to its common stockholders during the first quarter of 2021 for dividends declared in December 2020. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $3.4 billion as of March 31, 2021 and December 31, 2020. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2020 Form 10-K for additional detail.
We believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future. This belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility. See Item 1A.—Risk Factors—The AES Corporation’s ability to make payments on its outstanding indebtedness is dependent upon the receipt of funds from our subsidiaries of the Company’s 2020 Form 10-K for additional information.
Various debt instruments at the Parent Company level, including our revolving credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of March 31, 2021, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated

50 | The AES Corporation | March 31, 2021 Form 10-Q
Balance Sheets amounts to $1.5 billion. The portion of current debt related to such defaults was $276 million at March 31, 2021, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents, of which $269 million is due to the bankruptcy of the offtaker. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of March 31, 2021, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of March 31, 2021, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2020 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2021.
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
The disclosures presented in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Fluctuations in currency exchange rates may impact our financial results and position; Wholesale power prices are declining in many markets which could impact our operations and opportunities for future growth; We may not be adequately hedged against our exposure to changes in commodity prices or interest rates; and Certain of our businesses are sensitive to variations in weather and hydrology of the 2020 Form 10-K.
Commodity Price Risk
Although we prefer to hedge our exposure to the impact of market fluctuations in the price of electricity, fuels,

51 | The AES Corporation | March 31, 2021 Form 10-Q
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2021, we project pre-tax earnings exposure on a 10% move in commodity prices would be $5 million for power, less than $5 million for oil, less than $(5) million for coal, and less than $(5) million for natural gas. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower power, lower oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the US and Utilities SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. At Southland, our existing once-through cooling generation units (“Legacy Assets”) have been requested to continue operating beyond their current retirement date and the OTC policy establishing retirement deadlines has been extended for between one and three years. These assets have contracts in capacity and have seen incremental value in energy revenues.
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
In the MCAC SBU, our businesses have commodity exposure on unhedged volumes. Panama is highly contracted under financial and load-following PPA type structures, exposing the business to hydrology-based variance. To the extent hydrological inflows are greater than or less than the contract volumes, the business will be sensitive to changes in spot power prices which may be driven by oil and natural gas prices in some time periods. In the Dominican Republic, we own natural gas-fired assets contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices. Additionally, the contract levels do not always match our generation availability; as such, our assets may be selling the excess above contract levels at spot prices or buy the deficit in the spot market to satisfy contractual obligations.

52 | The AES Corporation | March 31, 2021 Form 10-Q
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
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward-looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distributions and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis, which could result in greater volatility in earnings. The largest foreign exchange risks over the remaining period of 2021 stem from the following currencies: Brazilian real, Colombian peso, and Euro. As of March 31, 2021, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate are projected to be impacted by $5 million for Colombia peso, less than $5 million for Brazilian real, and less than $5 million for Euro. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2021 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of March 31, 2021, the portfolio’s pre-tax earnings exposure for 2021 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $10 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2021, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports

53 | The AES Corporation | March 31, 2021 Form 10-Q
is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

54 | The AES Corporation | March 31, 2021 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of March 31, 2021.
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
In October 2015, AES Indiana received a similar NOV alleging violations at Petersburg Station. In addition, in February 2016, AES Indiana received an NOV from the EPA alleging violations of New Source Review and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Station. On August 31, 2020, AES Indiana reached a settlement with the EPA, the DOJ and IDEM, resolving these purported violations of the CAA at Petersburg Station. The settlement agreement, in the form of a proposed judicial consent decree, includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than AES Indiana's current Title V air permit; payment of civil penalties totaling $1.5 million; a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.3 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If AES Indiana does not

55 | The AES Corporation | March 31, 2021 Form 10-Q
meet the retirement obligation, it must install a Selective Non-Catalytic Reduction System (SNCR) on Unit 4. The proposed Consent Decree is subject to final review and approval by the U.S. District Court for the Southern District of Indiana, following a 30-day public comment period, which began upon publication in the Federal Register. On January 14, 2021, the United States and Indiana, on behalf of EPA and IDEM, respectively, filed a motion asking the court to enter the proposed Consent Decree, along with the United States’ response to the adverse public comments on the proposed settlements.
In September 2015, AES Southland Development, LLC and AES Redondo Beach, LLC filed a lawsuit against the California Coastal Commission (the “CCC”) over the CCC's determination that the site of AES Redondo Beach included approximately 5.93 acres of CCC-jurisdictional wetlands. The CCC has asserted that AES Redondo Beach has improperly installed and operated water pumps affecting the alleged wetlands in violation of the California Coastal Act and Redondo Beach Local Coastal Program. Potential outcomes of the CCC determination could include an order requiring AES Redondo Beach to perform a restoration and/or pay fines or penalties. AES Redondo Beach believes that it has meritorious arguments concerning the underlying CCC determination, but there can be no assurances that it will be successful. On March 27, 2020, AES Redondo Beach, LLC sold the site to an unaffiliated third-party purchaser that assumed the obligations contained within these proceedings. On May 26, 2020, CCC staff sent AES a NOV directing AES to submit a Coastal Development Permit (“CDP”) application for the removal of the water pumps within the alleged wetlands. AES has submitted the CDP to the permitting authority, the City of Redondo Beach (“the City”), with respect to AES’s plans to disable or remove the pumps. The NOV also directed AES to submit technical analysis regarding additional water pumps located within onsite electrical vaults and a CDP application for their continued operation. AES has responded to the CCC, providing the requested analysis and seeking further discussion with the agency regarding the CDP. On October 14, 2020, the City deemed the CDP application to be complete and indicated a public hearing will be required, at which time AES must present additional information and analysis on the pumps within the alleged wetlands and the onsite electrical vaults.
In January 2017, the Superintendencia del Medio Ambiente (“SMA”) issued a Formulation of Charges asserting that Alto Maipo is in violation of certain conditions of the Environmental Approval Resolution (“RCA”) governing the construction of Alto Maipo’s hydropower project, for, among other things, operating vehicles at unauthorized times and failing to mitigate the impact of water infiltration during tunnel construction (“Infiltration Water”). In February 2017, Alto Maipo submitted a compliance plan (“Compliance Plan”) to the SMA which, if approved by the agency, would resolve the matter without materially impacting construction of the project. In April 2018, the SMA approved the Compliance Plan (“April 2018 Approval”). Among other things, the Compliance Plan as approved by the SMA requires Alto Maipo to obtain from the Environmental Evaluation Service (“SEA”) a definitive interpretation of the RCA’s provisions concerning the authorized times to operate certain vehicles. In addition, Alto Maipo must obtain the SEA’s final approval concerning the control, discharge, and treatment of Infiltration Water. Alto Maipo continues to seek the relevant final approvals from the SEA. A number of lawsuits have been filed in relation to the April 2018 Approval, some of which are still pending. In the last quarter, these lawsuits were consolidated into one process by The Second Environmental Tribunal of Santiago. To date, none of the lawsuits have negatively impacted the April 2018 Approval or the construction of the project. If Alto Maipo complies with the requirements of the Compliance Plan, and if the above-referenced lawsuits are dismissed, the Formulation of Charges will be discharged without penalty. Otherwise, Alto Maipo could be subject to penalties, and the construction of the project could be negatively impacted. Alto Maipo will pursue its interests vigorously in these matters; however, there can be no assurances that it will be successful in its efforts.
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Also, Alto Maipo drew $73 million under letters of credit (“LC Funds”) in connection with its termination of CNM. Alto Maipo is pursuing arbitration against CNM to recover excess completion costs and other damages totaling at least $236 million (net of the LC Funds) relating to CNM’s breaches (“First Arbitration”). CNM denies liability and seeks a declaration that its termination was wrongful, damages that it alleges result from that termination, and other relief. CNM alleges that it is entitled to damages ranging from $70 million to $170 million (which include the LC Funds) plus interest and costs, based on various scenarios. Alto Maipo has contested these submissions. The evidentiary hearing in the First Arbitration took place May 20-31, 2019, and closing arguments were heard June 9-10, 2020. The parties are now awaiting the Tribunal’s decision in the First Arbitration. Also, in August 2018, CNM purported to initiate a separate arbitration against AES Gener and the Company (“Second Arbitration”). In the Second Arbitration, CNM seeks to pierce Alto Maipo’s corporate veil and appears to seek an award holding AES Gener and the Company jointly and severally liable to pay any alleged net amounts that are found to be due to CNM in the First Arbitration or otherwise. The Second Arbitration has been consolidated into the First Arbitration. The arbitral tribunal has bifurcated the Second Arbitration to determine in the first instance the jurisdictional objections raised by AES Gener and the Company to CNM’s piercing claims. The hearing on the jurisdictional objections, which was

56 | The AES Corporation | March 31, 2021 Form 10-Q
previously scheduled, has been postponed to a date to be determined. Each of Alto Maipo, AES Gener, and the Company believes it has meritorious claims and/or defenses and will pursue its interests vigorously; however, there can be no assurances that each will be successful in its efforts.
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
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE makes allegations that AES Mérida III is in breach of its obligations under a power and capacity purchase agreement (“Contract”) between the two parties, which allegations related to CFE’s own failure to provide fuel within the specifications of the Contract. CFE seeks to recover approximately $190 million in payments made to AES Merida under the Contract as well as approximately $431 million in alleged damages for having to acquire power from alternative sources in the Yucatan Peninsula. AES Mérida has filed an answer denying liability to CFE and asserting a counterclaim for damages due to CFE’s breach of its obligations. The parties submitted their respective initial briefs and supporting evidence in December 2020. After additional briefing, the evidentiary hearing

57 | The AES Corporation | March 31, 2021 Form 10-Q
will take place in November 2021. AES Mérida believes that it has meritorious defenses and claims and will assert them vigorously in the arbitration; however, there can be no assurances that it will be successful in its efforts.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A.—Risk Factors of our 2020 Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of March 31, 2021, $264 million remained available for repurchase under the Program. No repurchases were made by The AES Corporation of its common stock during the first quarter of 2021.
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
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

58 | The AES Corporation | March 31, 2021 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	May 5, 2021	By:	/s/ GUSTAVO PIMENTA
			Name:	Gustavo Pimenta
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Vice President and Controller (Principal Accounting Officer)