Form 10-Q
period 2021-06-30
AES CORP
filed 2021-08-04
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on August 2, 2021 was 666,359,739.

The AES Corporation
Form 10-Q for the Quarterly Period ended June 30, 2021

1 | The AES Corporation | June 30, 2021 Form 10-Q
Glossary of Terms
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly branded as AES Gener
AES Brasil	AES Tietê Energia S.A., formerly branded as AES Tietê
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AIMCo	Alberta Management Investment Corporation
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
OPGC	Odisha Power Generation Corporation, Ltd.
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SSO	Standard Service Offer
SWRCB	California State Water Resources Board
TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

2 | The AES Corporation | June 30, 2021 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2021	December 31, 2020

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,213	$1,089
Restricted cash	404	297
Short-term investments	282	335
Accounts receivable, net of allowance for doubtful accounts of $10 and $13, respectively	1,374	1,300
Inventory	445	461
Prepaid expenses	114	102
Other current assets, net of allowance of $0	868	726
Current held-for-sale assets	830	1,104
Total current assets	5,530	5,414
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	415	417
Electric generation, distribution assets and other	24,786	26,707
Accumulated depreciation	(7,970)	(8,472)
Construction in progress	5,351	4,174
Property, plant and equipment, net	22,582	22,826
Other Assets:
Investments in and advances to affiliates	793	835
Debt service reserves and other deposits	409	441
Goodwill	1,110	1,061
Other intangible assets, net of accumulated amortization of $365 and $330, respectively	900	827
Deferred income taxes	300	288
Other noncurrent assets, net of allowance of $21 and $21, respectively	1,892	1,660
Noncurrent held-for-sale assets	1,211	1,251
Total other assets	6,615	6,363
TOTAL ASSETS	$34,727	$34,603
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$948	$1,156
Accrued interest	199	191
Accrued non-income taxes	207	257
Deferred income	139	438
Accrued and other liabilities	927	1,223
Non-recourse debt, including $337 and $336, respectively, related to variable interest entities	1,345	1,430
Current held-for-sale liabilities	572	667
Total current liabilities	4,337	5,362
NONCURRENT LIABILITIES
Recourse debt	3,374	3,446
Non-recourse debt, including $3,953 and $3,918, respectively, related to variable interest entities	15,290	15,005
Deferred income taxes	1,121	1,100
Other noncurrent liabilities	3,259	3,241
Noncurrent held-for-sale liabilities	800	857
Total noncurrent liabilities	23,844	23,649
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	1,149	872
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at June 30, 2021)	1,043	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 818,662,357 issued and 666,329,509 outstanding at June 30, 2021 and 818,398,654 issued and 665,370,128 outstanding at December 31, 2020)	8	8
Additional paid-in capital	7,211	7,561
Accumulated deficit	(800)	(680)
Accumulated other comprehensive loss	(2,347)	(2,397)
Treasury stock, at cost (152,332,848 and 153,028,526 shares at June 30, 2021 and December 31, 2020, respectively)	(1,850)	(1,858)
Total AES Corporation stockholders’ equity	3,265	2,634
NONCONTROLLING INTERESTS	2,132	2,086
Total equity	5,397	4,720
TOTAL LIABILITIES AND EQUITY	$34,727	$34,603
See Notes to Condensed Consolidated Financial Statements.

3 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions, except share and per share amounts)
Revenue:
Regulated	$672	$624	$1,379	$1,336
Non-Regulated	2,028	1,593	3,956	3,219
Total revenue	2,700	2,217	5,335	4,555
Cost of Sales:
Regulated	(580)	(535)	(1,162)	(1,127)
Non-Regulated	(1,392)	(1,158)	(2,781)	(2,397)
Total cost of sales	(1,972)	(1,693)	(3,943)	(3,524)
Operating margin	728	524	1,392	1,031
General and administrative expenses	(45)	(40)	(91)	(78)
Interest expense	(237)	(218)	(427)	(451)
Interest income	73	64	141	134
Loss on extinguishment of debt	(18)	(40)	(19)	(41)
Other expense	(4)	(3)	(20)	(7)
Other income	183	9	226	54
Gain (loss) on disposal and sale of business interests	64	(27)	59	(27)
Asset impairment expense	(872)	—	(1,345)	(6)
Foreign currency transaction gains (losses)	(2)	(6)	(37)	18
Other non-operating expense	—	(158)	—	(202)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(130)	105	(121)	425
Income tax benefit (expense)	59	(113)	51	(202)
Net equity in earnings (losses) of affiliates	(10)	8	(40)	6
INCOME (LOSS) FROM CONTINUING OPERATIONS	(81)	—	(110)	229
Gain from disposal of discontinued businesses	4	3	4	3
NET INCOME (LOSS)	(77)	3	(106)	232
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	105	(86)	(14)	(171)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$28	$(83)	$(120)	$61
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$24	$(86)	$(124)	$58
Income from discontinued operations, net of tax	4	3	4	3
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$28	$(83)	$(120)	$61
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.03	$(0.13)	$(0.19)	$0.09
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	0.01	0.01	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.04	$(0.12)	$(0.18)	$0.09
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.03	$(0.13)	$(0.19)	$0.09
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	0.01	0.01	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.04	$(0.12)	$(0.18)	$0.09
DILUTED SHARES OUTSTANDING	670	665	666	668
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
NET INCOME (LOSS)	$(77)	$3	$(106)	$232
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	38	17	(31)	(135)
Reclassification to earnings, net of $0 income tax for all periods	3	(2)	3	(2)
Total foreign currency translation adjustments	41	15	(28)	(137)
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $48, $33, $(19), and $166, respectively	(175)	(99)	68	(547)
Reclassification to earnings, net of income tax expense of $6, $25, $13, and $33, respectively	26	78	49	110
Total change in fair value of derivatives	(149)	(21)	117	(437)
Pension activity:
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax expense of $1, $0, $0, and $0, respectively	(1)	—	—	—
Reclassification to earnings, net of income expense of $1, $1, $1, and $1, respectively	1	—	1	—
Total pension adjustments	—	—	1	—
OTHER COMPREHENSIVE INCOME (LOSS)	(108)	(6)	90	(574)
COMPREHENSIVE LOSS	(185)	(3)	(16)	(342)
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	104	(81)	(47)	(60)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE AES CORPORATION	$(81)	$(84)	$(63)	$(402)
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2021	—	$—	818.4	$8	153.0	$(1,858)	$7,561	$(680)	$(2,397)	$2,086
Net income (loss)	—	—	—	—	—	—	—	(148)	—	119
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(53)	(16)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	219	27
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income	—	—	—	—	—	—	—	—	166	12
Fair value adjustment (1)	—	—	—	—	—	—	33	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(17)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(5)	—	(6)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	94
Issuance of preferred stock	1.0	1,043	—	—	—	—	(235)	—	—	—
Dividends declared on common stock ($0.1505/share)	—	—	—	—	—	—	(101)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.2	—	(0.7)	8	(12)	—	—	—
Balance at March 31, 2021	1.0	$1,043	818.6	$8	152.3	$(1,850)	$7,241	$(828)	$(2,237)	$2,291
Net income (loss)	—	—	—	—	—	—	—	28	—	(103)
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	30	11
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(140)	(9)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	1	(1)
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(109)	1
Fair value adjustment (1)	—	—	—	—	—	—	(36)	—	—	—
Disposition of business interests (2)	—	—	—	—	—	—	—	—	—	(109)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(117)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(2)	—	(1)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1
Sales to noncontrolling interests	—	—	—	—	—	—	—	—	—	17
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	151
Issuance of preferred stock	—	—	—	—	—	—	1	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	—	—	7	—	—	—
Balance at June 30, 2021	1.0	$1,043	818.7	$8	152.3	$(1,850)	$7,211	$(800)	$(2,347)	$2,132

(1)     Adjustment to record the redeemable stock of Colon at fair value.
(2)     See Note 17—Held-For-Sale and Dispositions for further information.

See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2020	—	$—	817.8	$8	153.9	$(1,867)	$7,776	$(692)	$(2,229)	$2,233
Net income	—	—	—	—	—	—	—	144	—	82
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(96)	(56)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(366)	(25)
Total other comprehensive loss	—	—	—	—	—	—	—	—	(462)	(81)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	—	—	(35)	—	(16)
Fair value adjustment (2)	—	—	—	—	—	—	(7)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(33)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	2	—	(1)	(8)
Sales to noncontrolling interests	—	—	—	—	—	—	(1)	—	—	1
Dividends declared on common stock ($0.1433/share)	—	—	—	—	—	—	(95)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(0.8)	9	(11)	—	—	—
Balance at March 31, 2020	—	$—	817.9	$8	153.1	$(1,858)	$7,664	$(583)	$(2,692)	$2,178
Net income (loss)	—	—	—	—	—	—	—	(83)	—	83
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	17	(2)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(18)	(2)
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1)	(4)
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	—	1	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(89)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	3	—	—	(2)
Sales to noncontrolling interests	—	—	—	—	—	—	(2)	—	—	14
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.1)	—	5	—	—	—
Balance at June 30, 2020	—	$—	817.9	$8	153.0	$(1,858)	$7,670	$(665)	$(2,693)	$2,180

(1)     Includes $39 million adjustment due to ASC 326 adoption, partially offset by $4 million adjustment due to ASC 842 adoption at sPower. See Note 1—Financial Statement Presentation—New Accounting Pronouncements in Item 8.—Financial Statements and Supplementary Data of our 2020 Form 10-K for further information.
(2)     Adjustment to record the redeemable stock of Colon at fair value.

See Notes to Condensed Consolidated Financial Statements.

7 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$(106)	$232
Adjustments to net income (loss):
Depreciation and amortization	538	539
Loss (gain) on disposal and sale of business interests	(59)	27
Impairment expense	1,345	208
Deferred income taxes	(73)	54
Loss on extinguishment of debt	19	41
Loss (gain) on sale and disposal of assets	20	(40)
Gain on remeasurement to acquisition date fair value	(212)	—
Loss of affiliates, net of dividends	46	2
Other	263	23
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(120)	(30)
(Increase) decrease in inventory	7	(46)
(Increase) decrease in prepaid expenses and other current assets	(13)	33
(Increase) decrease in other assets	8	(75)
Increase (decrease) in accounts payable and other current liabilities	(292)	(81)
Increase (decrease) in income tax payables, net and other tax payables	(439)	(67)
Increase (decrease) in deferred income	(307)	39
Increase (decrease) in other liabilities	(21)	(39)
Net cash provided by operating activities	604	820
INVESTING ACTIVITIES:
Capital expenditures	(999)	(962)
Acquisitions of business interests, net of cash and restricted cash acquired	(81)	(84)
Proceeds from the sale of business interests, net of cash and restricted cash sold	58	44
Sale of short-term investments	316	341
Purchase of short-term investments	(258)	(463)
Contributions and loans to equity affiliates	(173)	(178)
Other investing	(8)	(59)
Net cash used in investing activities	(1,145)	(1,361)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	998	1,318
Repayments under the revolving credit facilities	(932)	(958)
Issuance of recourse debt	7	1,597
Repayments of recourse debt	(7)	(1,596)
Issuance of non-recourse debt	700	1,913
Repayments of non-recourse debt	(939)	(763)
Payments for financing fees	(12)	(46)
Distributions to noncontrolling interests	(129)	(99)
Acquisitions of noncontrolling interests	(17)	—
Contributions from noncontrolling interests	95	—
Issuance of preferred shares in subsidiaries	151	—
Issuance of preferred stock	1,015	—
Dividends paid on AES common stock	(200)	(190)
Payments for financed capital expenditures	(4)	(39)
Other financing	(44)	21
Net cash provided by financing activities	682	1,158
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(37)
(Increase) decrease in cash, cash equivalents and restricted cash of held-for-sale businesses	62	(45)
Total increase in cash, cash equivalents and restricted cash	199	535
Cash, cash equivalents and restricted cash, beginning	1,827	1,572
Cash, cash equivalents and restricted cash, ending	$2,026	$2,107
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$406	$458
Cash payments for income taxes, net of refunds	372	176
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration transferred for the Clean Energy transaction (see Note 18)	99	—
See Notes to Condensed Consolidated Financial Statements.

8 | Notes to Condensed Consolidated Financial Statements | June 30, 2021 and 2020
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2021 and 2020
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of expected results for the year ending December 31, 2021. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2020 audited consolidated financial statements and notes thereto, which are included in the 2020 Form 10-K filed with the SEC on February 24, 2021 (the “2020 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$1,213	$1,089
Restricted cash	404	297
Debt service reserves and other deposits	409	441
Cash, Cash Equivalents, and Restricted Cash	$2,026	$1,827
ASC 326 - Financial Instruments - Credit Losses - The following table represents the rollforward of the allowance for credit losses for the period indicated (in millions):

Six Months Ended June 30, 2021	Accounts Receivables (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$9	$32	$20	$1	$62
Current period provision	1	—	3	—	4
Write-offs charged against allowance	(6)	—	—	—	(6)
Recoveries collected	1	(1)	—	—	—
Foreign exchange	—	—	(3)	—	(3)
CECL reserve balance at end of period	$5	$31	$20	$1	$57

Six Months Ended June 30, 2020	Accounts Receivables (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$4	$34	$29	$1	$68
Current period provision	10	—	2	—	12
Write-offs charged against allowance	(7)	—	—	—	(7)
Recoveries collected	5	(1)	(1)		3
Foreign exchange	—	—	(4)	—	(4)
CECL reserve balance at end of period	$12	$33	$26	$1	$72

9 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

(1)Excludes operating lease receivable allowances and contractual dispute allowances of $4 million and $6 million as of June 30, 2021 and June 30, 2020, respectively. Those reserves are not in scope under ASC 326.
(2)Mong Duong Loan Receivable credit losses allowance was reclassified to held-for-sale assets on the Consolidated Balance Sheet as of June 30, 2021.
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
2021-05, Leases (Topic 842), Lessors—Certain Leases with Variable Lease Payments
The amendments in this update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (a) The lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in paragraphs 842-10-25-2 through 25-3, (b) The lessor would have otherwise recognized a day-one loss. This update could be applied either (1) retrospectively to leases that commenced or were modified on or after the adoption of Update 2016-02 or (2) prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments. Earlier application is permitted.
		For fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2020-06, Debt - Debt with conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Equity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity	The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation.	For fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2020-04 and 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2022).	Effective for all entities as of March 12, 2020 through December 31, 2022.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	June 30, 2021	December 31, 2020
Fuel and other raw materials	$228	$223
Spare parts and supplies	217	238
Total	$445	$461
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

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

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

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Unsecured debentures	$—	$—	$—	$—	$—	$21	$—	$21
Certificates of deposit	—	247	—	247	—	238	—	238
Total debt securities	—	247	—	247	—	259	—	259
EQUITY SECURITIES:
Mutual funds	30	12	—	42	28	51	—	79
Total equity securities	30	12	—	42	28	51	—	79
DERIVATIVES:
Interest rate derivatives	—	47	1	48	—	13	—	13
Cross-currency derivatives	—	6	—	6	—	5	—	5
Foreign currency derivatives	—	19	97	116	—	15	146	161
Commodity derivatives	—	72	15	87	—	8	2	10
Total derivatives — assets	—	144	113	257	—	41	148	189
TOTAL ASSETS	$30	$403	$113	$546	$28	$351	$148	$527
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$280	$193	$473	$—	$374	$236	$610
Cross-currency derivatives	—	2	32	34	—	2	2	4
Foreign currency derivatives	—	28	—	28	—	43	—	43
Commodity derivatives	—	103	—	103	—	22	—	22
Total derivatives — liabilities	—	413	225	638	—	441	238	679
TOTAL LIABILITIES	$—	$413	$225	$638	$—	$441	$238	$679
As of June 30, 2021, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three and six months ended June 30, 2021. Credit-related impairments are recognized in earnings under ASC 326. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross proceeds from sale of available-for-sale securities	$55	$55	$300	$313
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

Three Months Ended June 30, 2021	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at April 1	$(166)	$(3)	$98	$1	$(70)
Total realized and unrealized gains (losses):
Included in earnings	(1)	(32)	6	—	(27)
Included in other comprehensive income — derivative activity	(16)	—	1	12	(3)
Included in regulatory (assets) liabilities	—	—	—	3	3
Settlements	11	3	(8)	—	6
Transfers of assets (liabilities), net into Level 3	(20)	—	—	—	(20)
Transfers of (assets)/liabilities, net out of Level 3	—	—	—	(1)	(1)
Balance at June 30	$(192)	$(32)	$97	$15	$(112)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$(1)	$—	$(4)	$—	$(5)

Three Months Ended June 30, 2020	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at April 1	$(269)	$(29)	$99	$—	$(199)
Total realized and unrealized gains (losses):
Included in earnings	—	—	(7)	—	(7)
Included in other comprehensive income — derivative activity	(21)	5	(7)	—	(23)
Included in regulatory (assets) liabilities	—	—	—	1	1
Settlements	10	1	(9)	—	2
Transfers of assets (liabilities), net into Level 3	(6)	—	—	—	(6)
Balance at June 30	$(286)	$(23)	$76	$1	$(232)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(16)	$—	$(16)

Six Months Ended June 30, 2021	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(236)	$(2)	$146	$2	$(90)
Total realized and unrealized gains (losses):
Included in earnings	1	(33)	(23)	—	(55)
Included in other comprehensive income — derivative activity	19	—	(8)	12	23
Included in regulatory (assets) liabilities	—	—	—	3	3
Settlements	24	3	(18)	(1)	8
Transfers of (assets) liabilities, net out of Level 3	—	—	—	(1)	(1)
Balance at June 30	$(192)	$(32)	$97	$15	$(112)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$1	$—	$(44)	$—	$(43)

Six Months Ended June 30, 2020	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(184)	$(11)	$94	$(1)	$(102)
Total realized and unrealized gains (losses):
Included in earnings	2	—	2	1	5
Included in other comprehensive income — derivative activity	(71)	(14)	1	—	(84)
Included in regulatory (assets) liabilities	—	—	—	2	2
Settlements	10	2	(21)	(1)	(10)
Transfers of assets (liabilities), net into Level 3	(43)	—	—	—	(43)
Balance at June 30	$(286)	$(23)	$76	$1	$(232)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(13)	$1	$(12)

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of June 30, 2021 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(192)	Subsidiaries’ credit spreads	0.6% - 3.4% (3.4%)
Cross-currency	(32)	Subsidiaries’ credit spreads	3.6%
Foreign currency:
Argentine peso	97	Argentine peso to U.S. dollar currency exchange rate after one year	97 - 551 (256)
Commodity:
Other	15
Total	$(112)
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

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Six Months Ended June 30, 2021			Level 1	Level 2	Level 3
Long-lived assets held and used
Puerto Rico	03/31/2021	$548	$—	$—	$73	$475
Mountain View I & II	04/30/2021	78	—	—	11	67
Ventanas	06/30/2021	661	—	—	12	649
Angamos	06/30/2021	241	—	—	86	155

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Six Months Ended June 30, 2020			Level 1	Level 2	Level 3
Equity method investments:
OPGC (2)	3/31/2020	$195	$—	$—	$152	$43
OPGC (3)	6/30/2020	$272	$—	$104	$—	$158
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
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets held and used measured on a nonrecurring basis during the six months ended June 30, 2021 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
Puerto Rico	$73	Discounted cash flow	Annual revenue growth	(80)% to 8%
			Annual variable margin	37% to 97%
			Weighted-average cost of capital	18.2%
Mountain View I & II	11	Discounted cash flow	Annual revenue growth	(69)% to 54% (-0.02%)
			Annual variable margin	(10)% to 56% (45.99%)
			Weighted-average cost of capital	7.5%
Ventanas	12	Discounted cash flow	Annual revenue growth	(18)% to 23% (2%)
			Annual variable margin	(5)% to 21% (6%)
			Weighted-average cost of capital	11%
Angamos	86	Discounted cash flow	Annual revenue growth	(8)% to 58% (8%)
			Annual variable margin	(8)% to 53% (11%)
			Weighted-average cost of capital	11%
Total	$171

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

		June 30, 2021
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$108	$199	$—	$—	$199
Liabilities:	Non-recourse debt	16,535	17,646	—	17,619	27
	Recourse debt	3,375	3,525	—	3,525	—

		December 31, 2020
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$97	$197	$—	$—	$197
Liabilities:	Non-recourse debt	16,354	18,403	5	15,301	3,097
	Recourse debt	3,446	3,677	—	3,677	—
_____________________________
(1)These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and amounts impacted by the Stabilization Fund enacted by the Chilean government, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $3 million and $4 million as of June 30, 2021 and December 31, 2020, respectively.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivative Instruments and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2020 Form 10-K.
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of June 30, 2021, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate (LIBOR and EURIBOR)	$5,372	2059
Cross-currency swaps (Chilean Unidad de Fomento and Brazilian Real)	376	2028
Foreign Currency:
Argentine peso	14	2026
Chilean peso	159	2023
Colombian peso	165	2023
Euro	132	2023
Mexican Peso	132	2021
Brazilian Real	80	2022
Others, primarily with weighted average remaining maturities of a year or less	1	2022

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	104	2029
Power (in MWhs)	27	2043
Coal (in Tons or Metric Tons)	8	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of the periods indicated (in millions):

Fair Value	June 30, 2021			December 31, 2020
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$48	$—	$48	$13	$—	$13
Cross-currency derivatives	6	—	6	5	—	5
Foreign currency derivatives	27	89	116	40	121	161
Commodity derivatives	18	69	87	2	8	10
Total assets	$99	$158	$257	$60	$129	$189
Liabilities
Interest rate derivatives	$466	$7	$473	$506	$104	$610
Cross-currency derivatives	21	13	34	4	—	4
Foreign currency derivatives	11	17	28	8	35	43
Commodity derivatives	—	103	103	—	22	22
Total liabilities	$498	$140	$638	$518	$161	$679

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

	June 30, 2021		December 31, 2020
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$120	$215	$51	$236
Noncurrent	137	423	138	443
Total	$257	$638	$189	$679
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(222)	$(137)	$87	$(667)
Cross-currency derivatives	1	3	3	(36)
Foreign currency derivatives	(19)	(2)	(20)	(14)
Commodity derivatives	17	4	17	4
Total	$(223)	$(132)	$87	$(713)
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(28)	$(102)	$(52)	$(117)
Cross-currency derivatives	(1)	2	(2)	(15)
Foreign currency derivatives	(2)	(5)	(5)	(13)
Commodity derivatives	(1)	2	(3)	2
Total	$(32)	$(103)	$(62)	$(143)
Gains (Losses) on fair value hedging relationship
Cross-currency derivatives	$(32)	$—	$(32)	$—
Hedged items	35	—	35	—
Total	$3	$—	$3	$—
Loss reclassified from AOCL to earnings due to impairment of assets	$(9)	$—	$(13)	$—
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$(9)	$—	$105	$—
Foreign currency derivatives	7	(18)	(4)	22
Commodity derivatives and other	12	—	(81)	6
Total	$10	$(18)	$20	$28
AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended June 30, 2022 by $92 million, primarily due to interest rate derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions):

	June 30, 2021			December 31, 2020
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Argentina	$45	$8	$37	$48	$9	$39
Chile	44	—	44	31	—	31
Other	30	—	30	31	—	31
Total	$119	$8	$111	$110	$9	$101
Chile — AES Andes has recorded noncurrent receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government in October 2019, in conjunction with the Tariff Stabilization Law. Historically, the government updated the prices for these contracts every six months to reflect the indexation the contracts have to exchange rates and commodities prices. The Stabilization Fund does not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated into pricing in 2023. Consequently, costs incurred in excess of the July 1, 2019 price will be accumulated and borne by generators.
AES Andes executed an agreement in December 2020 for the sale of the receivables generated pursuant the Tariff Stabilization Law, of which $65 million was collected in 2021.
Argentina — Collection of the principal and interest on these receivables is subject to various business risks and uncertainties, including, but not limited to, the operation of power plants which generate cash for payments of

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

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
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates		Majority-Owned Unconsolidated Subsidiaries
Six Months Ended June 30,	2021	2020	2021	2020
Revenue	$726	$939	$1	$1
Operating margin (loss)	12	153	(1)	(1)
Net income (loss)	(93)	11	(2)	(2)
Fluence — On June 9, 2021, Fluence issued new shares to the Qatar Investment Authority (“QIA”) for $125 million, which following the completion of the transaction, represented a 13.6% ownership interest in Fluence. As a result of the transaction, which AES has accounted for as a partial disposition, AES’ ownership interest in Fluence decreased from 50% to 43.2%. The Company recognized a gain of $61 million in Gain (loss) on disposal and sale of business interests. As the Company still does not control Fluence after the transaction, it continues to be accounted for as an equity method investment and is reported as part of Corporate and Other.
Grupo Energía Gas Panamá — In April 2021, Grupo Energía Gas Panamá, a joint venture between AES and InterEnergy Power & Gas Limited, completed the acquisition of a combined cycle natural gas development project. AES holds a 49% ownership interest in the affiliate and as of June 30, 2021, the Company contributed $21 million to the joint venture. As the Company does not control the joint venture, it is accounted for as an equity method investment and is reported in the MCAC SBU reportable segment.
sPower — On February 1, 2021, the Company substantially completed the merger of the sPower and AES Distributed Energy development platforms to form AES Clean Energy Development, a consolidated entity, which will serve as the development vehicle for all future renewable projects in the U.S. Since the sPower development platform was carved-out of AES’ existing equity method investment, this transaction resulted in a $104 million decrease in the carrying value of the sPower investment. See Note 18—Acquisitions for further information. As the Company still does not control sPower after the transaction, it continues to be accounted for as an equity method investment and is reported in the US and Utilities SBU reportable segment.
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
In February 2021, AES Andes entered into an agreement to sell its 50% ownership interest in Guacolda for $34 million and in May 2021, the Company received a $10 million advance on the sales price. On July 20, 2021, the Company completed the sale of Guacolda and received the remaining $24 million. The Guacolda equity method investment is reported in the South America SBU reportable segment.
OPGC — In March 2020, an other-than-temporary impairment was identified at OPGC primarily due to the estimated market value of the Company's investment and the economic slowdown. A calculation of the fair value of the Company’s investment in OPGC was required to evaluate whether there was a loss in the carrying value of the investment. Based on management’s estimate of fair value of $152 million, the Company recognized an other-than-temporary impairment of $43 million.
In June 2020, the Company agreed to sell its entire 49% stake in OPGC resulting in an additional other-than-temporary impairment of $158 million. Total other-than-temporary impairment for the six months ended June 30, 2020 was $201 million recognized in Other non-operating expense. In December 2020, the Company completed the sale of its interest in OPGC. Prior to its sale, the OPGC equity method investment was reported in the Eurasia SBU

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

reportable segment.
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
Non-Recourse Debt
During the six months ended June 30, 2021, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Repayments	Loss on Extinguishment of Debt
AES Brasil	Q1	140	—	—
Andres (1)	Q2	300	(274)	(14)
_____________________________
(1)Repayments relate to Andres and DPP.
DPL — In June 2020, DPL issued $415 million aggregate principal of 4.125% senior secured notes due in 2025. In July 2020, the net proceeds from the issuance were used to prepay the outstanding principal of $380 million of its 7.25% senior unsecured notes due in 2021.
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
Non-Recourse Debt in Default — The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of June 30, 2021. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$224	$(205)
AES Ilumina (Puerto Rico)	Covenant	30	24
AES Jordan Solar	Covenant	7	4
Total		$261
The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of June 30, 2021, the Company had no defaults which resulted in, or were at risk of triggering, a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

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
The following table summarizes the Parent Company’s contingent contractual obligations as of June 30, 2021. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,001	73	$0 — 400
Letters of credit under the unsecured credit facilities	103	24	$0 — 51
Letters of credit under the revolving credit facility	59	22	$0 — 24
Surety bond	1	1	$1
Total	$2,164	120
During the six months ended June 30, 2021, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended June 30, 2021 and December 31, 2020, the Company recognized liabilities of $3 million and $5 million, respectively, for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of June 30, 2021. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $13 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $41 million and $28 million as of June 30, 2021 and December 31, 2020, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2021. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $260 million and $929 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
Tietê GSF Settlement — In December 2020, ANEEL published a regulation establishing the terms and conditions for compensation to Tietê for the non-hydrological risk charged to hydro generators through the incorrect

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

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
The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Income	2021	2020	2021	2020
Total lease revenue	$118	$153	$261	$288
Less: Variable lease revenue	25	23	39	34
Total Non-variable lease revenue	$93	$130	$222	$254
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, Plant and Equipment for the periods indicated (in millions):

Property, Plant and Equipment	June 30, 2021	December 31, 2020
Gross assets	$2,476	$3,103
Accumulated depreciation	(730)	(1,011)
Net assets (1)	$1,746	$2,092
_______________________________
(1)The decrease in net assets is primarily related to the asset impairment at Puerto Rico. See Note 15—Asset Impairment Expense for further information.
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of June 30, 2021. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of June 30, 2021 for the remainder of 2021 through 2025 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases (1)	Operating Leases
2021	$10	$240
2022	20	470
2023	20	406
2024	21	406
2025	21	406
Thereafter	336	1,032
Total	$428	$2,960
Less: Imputed interest	(205)
Present value of total lease receipts	$223
_______________________________
(1)The sales-type lease receivable balance is primarily related to AES Energy Storage Alamitos project that commenced in January 2021.

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

Battery Storage Lease Arrangements — The Company is constructing and operating projects that pair BESS with solar energy systems, which allows the project more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component constituting a sales-type lease. Upon commencement of the lease, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on the present value of fixed payments under the contract and the residual value of the underlying asset. Due to the variable nature of lease payments under these contracts, the Company recorded losses at commencement of sales-type leases of $13 million for the six months ended June 30, 2021. These amounts are recognized in Other expense in the Consolidated Statement of Operations. See Note 14—Other Income and Expense for further information. The Company recognized lease income on sales-type leases through interest income of $4 million and $8 million for the three and six months ended June 30, 2021, respectively.
10. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	June 30, 2021	December 31, 2020
IPALCO common stock	$618	$618
AES Clean Energy Development common stock	256	—
Colon quotas (1)	215	194
AES Indiana preferred stock	60	60
Total redeemable stock of subsidiaries	$1,149	$872
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
During the second quarter of 2021, the Company recorded measurement period adjustments to the estimated fair values of the sPower and AES Distributed Energy development platforms and the value of the partnership rights initially recorded in the first quarter of 2021, which resulted in a $81 million increase in the value of the temporary equity. These measurement period adjustments primarily relate to higher expected developer profits and a higher growth rate, reflective of additional information that became available regarding market participants’ views of the value of early-stage renewable development projects as of the date of acquisition. The temporary equity will be adjusted for earnings or losses allocated to the noncontrolling interest under ASC 810. Any subsequent changes in the redemption value of the exit rights will be recognized against permanent equity in accordance with ASC 480-10-S99, as it is probable that the shares will become redeemable. See Note 18—Acquisitions for further information.
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
Convertible Preferred Stock — The Series A Preferred Stock will initially not bear any dividends and the liquidation preference of the convertible preferred stock will not accrete. The Series A Preferred Stock has no maturity date and will remain outstanding unless converted by holders or redeemed by the Company. Holders of the shares of the convertible preferred stock will have limited voting rights.

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

The Series A Preferred Stock is pledged as collateral to support holders’ purchase obligations under the 2024 Purchase Contracts and can be remarketed. In connection with any successful remarketing, the Company may increase the dividend rate, increase the conversion rate, and modify the earliest redemption date for the convertible preferred stock. After any successful remarketing in connection with which the dividend rate on the convertible preferred stock is increased, the Company will pay cumulative dividends on the convertible preferred stock, if declared by the board of directors, quarterly in arrears from the applicable remarketing settlement date.
Holders of Corporate Units may create Treasury Units or Cash Settled Units from their Corporate Units as provided in the Purchase Contract Agreement by substituting Treasury securities or cash, respectively, for the Convertible Preferred Stock comprising a part of the Corporate Units.
Prior to February 15, 2024, the Series A Preferred Stock may be converted at the option of the holder only under limited circumstances in connection with a fundamental change, as defined in the certificate of designations of the Series A Preferred Stock. On and after February 15, 2024, the Series A Preferred Stock may be converted freely at the option of the holder. The conversion rate is initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which is equivalent to an initial conversion price of approximately $31.70 per share of common stock. Upon conversion, the Company will deliver in respect of each $1,000 liquidation preference of the Series A Preferred Stock being converted (i) one share of the Company’s Series B Preferred Stock, or, solely with respect to conversions in connection with a redemption, up to $1,000 in cash and (ii) shares of common stock, if any, in respect of any conversion value in excess of the liquidation preference of the preferred stock being converted.
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
Equity Transactions with Noncontrolling Interests
Guaimbê Holding — In April 2021, Guaimbê Solar Holding S.A (“Guaimbê Holding”), a subsidiary of AES Brasil which wholly owns the Guaimbê solar complex and the Alto Sertão II wind facility, issued preferred shares representing 19.9% ownership in the subsidiary for total proceeds of $158 million. The transaction decreased the Company’s indirect ownership interest in the operational entities from 45.3% to 36.3%. As the Company maintained control after the transaction, Guaimbê Holding continues to be consolidated by the Company within the South America SBU reportable segment.

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

AES Andes — On December 29, 2020, AES Andes commenced a preemptive rights offering for its existing shareholders to subscribe for up to 1.98 billion of newly issued shares to fund its renewable growth program. The period ended on February 5, 2021 and Inversiones Cachagua SpA, an AES subsidiary, subscribed for 1.35 billion shares at a cost of $205 million, increasing AES’ indirect beneficial interest in AES Andes from 67% to 67.1%. The noncontrolling interest holders subscribed for 629 million shares, resulting in additional capital contributions of $94 million. AES Andes is reported in the South America SBU reportable segment.
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
Through multiple transactions in 2021, AHB acquired an additional 1.6% ownership in AES Brasil for $17 million. These transactions increased the Company’s economic interest in AES Brasil to 45.7% and resulted in a $13 million decrease in Parent Company Stockholder’s Equity due to a decrease in additional paid-in-capital of $6 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $7 million. AES Brasil is reported in the South America SBU reportable segment.
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the six months ended June 30, 2021 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,644)	$(699)	$(54)	$(2,397)
Other comprehensive income (loss) before reclassifications	(26)	43	—	17
Amount reclassified to earnings	3	36	1	40
Other comprehensive income (loss)	(23)	79	1	57
Reclassification from NCI due to share repurchases	(7)	—	—	(7)
Balance at the end of the period	$(1,674)	$(620)	$(53)	$(2,347)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Foreign currency translation adjustment, net
	Gain (loss) on disposal and sale of business interests	$(3)	$2	$(3)	$2
	Net income (loss) attributable to The AES Corporation	$(3)	$2	$(3)	$2

Derivative gains (losses), net
	Non-regulated revenue	$—	$(1)	$—	$(1)
	Non-regulated cost of sales	(3)	2	(4)	1
	Interest expense	(13)	(103)	(29)	(119)
	Asset impairment expense	(9)	—	(13)	—
	Foreign currency transaction gains (losses)	(2)	—	(5)	(23)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(27)	(102)	(51)	(142)
	Income tax benefit (expense)	6	25	13	33
	Net equity in earnings (losses) of affiliates	(5)	(1)	(11)	(1)
	Income (loss) from continuing operations	(26)	(78)	(49)	(110)
	Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	7	(17)	13	(11)
	Net income (loss) attributable to The AES Corporation	$(19)	$(95)	$(36)	$(121)
Amortization of defined benefit pension actuarial loss, net
	Regulated cost of sales	$(1)	$—	$(1)	$—
	Other expense	(1)	(1)	(1)	(1)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(2)	(1)	(2)	(1)
	Income tax benefit (expense)	1	1	1	1
	Net income (loss) attributable to The AES Corporation	$(1)	$—	$(1)	$—
Total reclassifications for the period, net of income tax and noncontrolling interests		$(23)	$(93)	$(40)	$(119)

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

Common Stock Dividends — The Parent Company paid dividends of $0.1505 per outstanding share to its common stockholders during the first and second quarters of 2021 for dividends declared in December 2020 and February 2021, respectively.
On July 16, 2021, the Board of Directors declared a quarterly common stock dividend of $0.1505 per share payable on August 16, 2021, to shareholders of record at the close of business on August 2, 2021.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2021	2020	2021	2020
US and Utilities SBU	$972	$913	$1,921	$1,884
South America SBU	964	711	1,848	1,423
MCAC SBU	490	381	1,025	813
Eurasia SBU	277	214	547	439
Corporate and Other	37	114	61	142
Eliminations	(40)	(116)	(67)	(146)
Total Revenue	$2,700	$2,217	$5,335	$4,555

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
Total Adjusted PTC	2021	2020	2021	2020
Income (loss) from continuing operations before taxes and equity in earnings of affiliates	$(130)	$105	$(121)	$425
Add: Net equity in earnings (losses) of affiliates	(10)	8	(40)	6
Less: (Income) loss from continuing operations before taxes, attributable to noncontrolling interests	140	(118)	(23)	(237)
Pre-tax contribution	—	(5)	(184)	194
Unrealized derivative and equity securities losses (gains)	8	14	77	(2)
Unrealized foreign currency gains	(12)	(12)	(6)	(3)
Disposition/acquisition losses (gains)	(229)	29	(244)	30
Impairment losses	628	168	1,103	221
Loss on extinguishment of debt	18	44	24	48
Net gains from early contract terminations at Angamos	(110)	—	(220)	—
Total Adjusted PTC	$303	$238	$550	$488

	Three Months Ended June 30,		Six Months Ended June 30,
Total Adjusted PTC	2021	2020	2021	2020
US and Utilities SBU	$128	$57	$172	$128
South America SBU	96	140	184	259
MCAC SBU	71	66	132	144
Eurasia SBU	48	49	99	93
Corporate and Other	(55)	(85)	(62)	(143)
Eliminations	15	11	25	7
Total Adjusted PTC	$303	$238	$550	$488

Total Assets	June 30, 2021	December 31, 2020
US and Utilities SBU	$14,949	$14,464
South America SBU	10,836	11,329
MCAC SBU	4,610	4,847
Eurasia SBU	3,575	3,621
Corporate and Other	757	342
Total Assets	$34,727	$34,603

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

13. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended June 30, 2021
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$659	$—	$—	$—	$—	$659
Other regulated revenue	12	—	—	—	—	12
Total regulated revenue	671	—	—	—	—	671
Non-Regulated Revenue
Revenue from contracts with customers	232	959	465	215	(3)	1,868
Other non-regulated revenue (1)	69	5	25	62	—	161
Total non-regulated revenue	301	964	490	277	(3)	2,029
Total revenue	$972	$964	$490	$277	$(3)	$2,700

	Three Months Ended June 30, 2020
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$610	$—	$—	$—	$—	$610
Other regulated revenue	14	—	—	—	—	14
Total regulated revenue	624	—	—	—	—	624
Non-Regulated Revenue
Revenue from contracts with customers	201	708	356	156	(2)	1,419
Other non-regulated revenue (1)	88	3	25	58	—	174
Total non-regulated revenue	289	711	381	214	(2)	1,593
Total revenue	$913	$711	$381	$214	$(2)	$2,217

	Six Months Ended June 30, 2021
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$1,357	$—	$—	$—	$—	$1,357
Other regulated revenue	21	—	—	—	—	21
Total regulated revenue	1,378	—	—	—	—	1,378
Non-Regulated Revenue
Revenue from contracts with customers	456	1,842	975	424	(6)	3,691
Other non-regulated revenue (1)	87	6	50	123	—	266
Total non-regulated revenue	543	1,848	1,025	547	(6)	3,957
Total revenue	$1,921	$1,848	$1,025	$547	$(6)	$5,335

	Six Months Ended June 30, 2020
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$1,313	$—	$—	$—	$—	$1,313
Other regulated revenue	23	—	—	—	—	23
Total regulated revenue	1,336	—	—	—	—	1,336
Non-Regulated Revenue
Revenue from contracts with customers	364	1,419	764	327	(4)	2,870
Other non-regulated revenue (1)	184	4	49	112	—	349
Total non-regulated revenue	548	1,423	813	439	(4)	3,219
Total revenue	$1,884	$1,423	$813	$439	$(4)	$4,555
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $230 million and $531 million as of June 30, 2021 and December 31, 2020, respectively.
During the six months ended June 30, 2021 and 2020, we recognized revenue of $355 million and $11 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

In August 2020, AES Andes reached an agreement with Minera Escondida and Minera Spence to early terminate two PPAs of the Angamos coal-fired plant in Chile, further accelerating AES Andes' decarbonization strategy. As a result of the termination payment, Angamos recognized a contract liability of $655 million, of which $55 million will be derecognized each month through the end of the remaining performance obligation in August 2021. As of June 30, 2021, the remaining contract liability is $56 million.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. As of June 30, 2021, approximately $1.3 billion of contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected as a loan receivable, net of CECL reserve of $31 million. Mong Duong met the held-for-sale criteria and the loan receivable balance was reclassified to held-for-sale assets as of June 30, 2021. Of the loan receivable balance, $85 million was classified as Current held-for-sale assets and $1.2 billion was classified as Noncurrent held-for-sale assets on the Consolidated Balance Sheet.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of June 30, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $10 million, primarily consisting of fixed consideration for the sale of renewable energy credits (“RECs”) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2022 and 2023, with the remainder recognized thereafter.
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

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Other Income	Gain on remeasurement to acquisition-date fair value (1)	$176	$—	$212	$—
	Gain on sale of assets (2)	1	—	1	43
	Other	6	9	13	11
	Total other income	$183	$9	$226	$54

Other Expense	Loss on commencement of sales-type leases (3)	$—	$—	$13	$—
	Loss on sale and disposal of assets	4	1	7	2
	Non-service pension and other postretirement costs	—	1	—	1
	Other	—	1	—	4
	Total other expense	$4	$3	$20	$7
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
(3)    Related to a loss recognized at commencement of a sales-type lease at AES Distributed Energy. See Note 9—Leases for further information.
15. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Ventanas	$649	$—	$649	$—
Puerto Rico	—	—	475	—
Angamos	155	—	155	—
Mountain View I & II	67	—	67	—
Other	1	—	(1)	6
Total	$872	$—	$1,345	$6
Ventanas and Angamos — In July 2021, AES Andes entered into an agreement committing to accelerate the retirement of the Ventanas 3, Ventanas 4, Angamos 1, and Angamos 2 coal-fired plants in Chile in order to further

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

advance its decarbonization strategy. Due to these strategic developments, the Company performed impairment analyses as of June 30, 2021, and determined that the carrying amounts of the asset groups were not recoverable. The Ventanas and Angamos asset groups were determined to have fair values of $12 million and $86 million, respectively, using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $649 million and $155 million, respectively. Ventanas and Angamos are reported in the South America SBU reportable segment.
Mountain View I & II — In April 2021, the Company approved plans to execute a repowering project for the Mountain View I & II wind facility and signed two new PPAs for the energy and capacity related to the repowered asset. As the repowering will result in decommissioning the majority of the existing wind turbines in advance of their depreciable lives, the execution of the new PPAs was identified as an impairment indicator. The asset group was determined to have a fair value of $11 million using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $67 million. Mountain View I & II is reported in the US and Utilities SBU reportable segment.
Puerto Rico — New factors arose in the first quarter of 2021 associated with the economic costs and operational and reputational risks of disposal of coal combustion residuals off island. In addition, new legislative initiatives surrounding the prohibition of coal generation assets in Puerto Rico were introduced. Collectively, these factors along with management’s decision on how to best achieve our stated decarbonization goals resulted in an indicator of impairment at our asset group in Puerto Rico. As such, management performed a recoverability test in accordance with ASC 360 and concluded that Puerto Rico’s undiscounted cash flows did not exceed the carrying value of the asset group. The fair value of the asset group was determined to be $73 million, resulting in pre-tax impairment expense of $475 million. Puerto Rico is reported in the US and Utilities SBU reportable segment.
16. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and six months ended June 30, 2021 were 45% and 42%, respectively. The effective tax rates for the three and six months ended June 30, 2020 were 108% and 48%, respectively. The difference between the Company’s effective tax rates for the 2021 and 2020 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, and valuation allowance.
The Company recognized discrete tax expense in 2021 resulting from several transactions. For the three and six months ended June 30, 2021, the Company recorded discrete tax expense of approximately $39 million and $46 million, respectively, due to the formation of AES Clean Energy Development. Additionally, the issuance of new shares by Fluence resulted in approximately $13 million of discrete tax expense for the three and six months ended June 30, 2021.
For the six months ended June 30, 2020, the Company recognized approximately $13 million of discrete tax benefit from the impact of foreign currency devaluation in Mexico.
The Company recognized discrete tax expense of approximately $13 million and $21 million, as a result of incremental capitalized interest in Chile for the three and six months ended June 30, 2020, respectively. Additionally, the Company recognized discrete tax expense of approximately $25 million as a result of incremental deferred taxes relating to DPL for the three and six months ended June 30, 2020.
17. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Mong Duong — In December 2020, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V, an SPV accounted for as an equity affiliate. The sale is subject to regulatory approval and is expected to close in early 2022. As of June 30, 2021, the Mong Duong plant and SPV were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plant and SPV held-for-sale as of June 30, 2021 was $502 million. Mong Duong is reported in the Eurasia SBU reportable segment.

27 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

Estrella del Mar I — The Estrella del Mar I power barge met the held-for-sale criteria as of December 31, 2020, but did not meet criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the power barge held-for-sale as of June 30, 2021 was $16 million. Estrella del Mar I is reported in the MCAC SBU reportable segment.
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in IPP1 and IPP4 for $58 million. The sale is expected to close in the third quarter of 2021. After completion of the sale, the Company will retain a 10% ownership interest in IPP1 and IPP4, which will be accounted for as an equity method investment. As of June 30, 2021, the generation plants were classified as held-for-sale, but do not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of June 30, 2021 was $150 million. Jordan is reported in the Eurasia SBU reportable segment.
Excluding any impairment charges, pre-tax income attributable to AES of businesses held-for-sale as of June 30, 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Mong Duong	15	15	30	30
Jordan	5	5	10	10
Estrella Del Mar I	—	3	—	6
Total	$20	$23	$40	$46
Dispositions
AES Tietê Inova Soluções — In June 2021, the Company completed the sale of its ownership in AES Inova Soluções, an investment platform in distributed solar generation, for $20 million, resulting in a pre-tax loss on sale of $1 million. The sale did not meet the criteria to be reported as discontinued operations. Pre-tax income attributable to AES was immaterial for the three and six months ended June 30, 2021 and June 30, 2020, respectively. AES Tietê Inova Soluções is reported in the South America SBU reportable segment.
Itabo — In April 2021, the Company completed the sale of its 43% ownership interest in Itabo, a coal-fired plant and gas turbine in Dominican Republic, for $88 million, resulting in a pre-tax gain on sale of $4 million. The sale did not meet the criteria to be reported as discontinued operations. Pre-tax income attributable to AES was $1 million and $5 million for the three and six months ended June 30, 2021, respectively; and $8 million and $19 million for the three and six months ended June 30, 2020, respectively. Prior to its sale, Itabo was reported in the MCAC SBU reportable segment.
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

28 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

18. ACQUISITIONS
Cajuina Wind Complex — On May 21, 2021, AES Brasil completed the acquisition of the Cajuina Wind Complex for $22 million, subject to customary working capital adjustments. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business, therefore the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. Any differences arising from post-closing adjustments will be allocated accordingly. Cajuina is reported in the South America SBU.
Cubico Wind Complex — On April 30, 2021, AES Brasil completed the acquisition of the Cubico Wind Complex for $109 million, subject to customary working capital adjustments. The transaction was accounted for as an asset acquisition, therefore the consideration transferred, plus transaction costs, were allocated to the individual assets acquired and liabilities assumed based on their relative fair values. Any differences arising from post-closing adjustments will be allocated accordingly. Cubico is reported in the South America SBU.
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
The sPower development platform was carved-out of AES’ existing equity method investment. AES’ basis in the portion of assets transferred was $104 million, and the contribution to AES Clean Energy Development resulted in a corresponding decrease in the carrying value of the sPower investment. See Note 6—Investments in and Advances to Affiliates for further information.
During the first quarter of 2021, the sPower development assets transferred were remeasured at their acquisition-date preliminary fair values, resulting in the recognition of a $36 million gain, recorded in Other income on the Condensed Consolidated Statement of Operations. The Company recorded $81 million in Goodwill as of the acquisition date, representing the difference between the fair value of the consideration transferred, the noncontrolling interest in the sPower development platform, and the acquisition-date fair value of the Company’s previously held equity interest and the fair value of the identifiable assets acquired and liabilities assumed.
During the second quarter of 2021, the Company recorded measurement period adjustments as result of additional facts and circumstances that existed as of the date of the acquisition but were not yet known as of the time of the valuation performed in the first quarter of 2021. These measurement period adjustments primarily relate to higher expected developer profits and a higher growth rate, reflective of additional information that became available regarding market participants’ views of the value of early-stage renewable development projects as of the date of acquisition. As a result, the estimated acquisition-date carrying value and fair values of the sPower development assets transferred were increased, which resulted in the recognition of an additional $176 million gain, for an updated gain of $212 million. Furthermore, the estimated goodwill as of the acquisition date was reduced to $46 million, as a result of adjustments to the fair value of the consideration paid and updates to the fair values of separately identifiable intangible assets. The Company has recorded preliminary amounts for the purchase price allocation; however, the Company may continue to make adjustments pertaining to the associated income tax accounting during the measurement period primarily related to deferred taxes.
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
Penonome I — In May 2020, AES Panama completed the acquisition of the Penonome I wind farm from Goldwind International for $80 million. The transaction was accounted for as an asset acquisition, therefore the consideration transferred, plus transaction costs, was allocated to the individual assets and liabilities assumed based on their relative fair values. Penonome I is reported in the MCAC SBU reportable segment.

29 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and six months ended June 30, 2021 and 2020, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended June 30,	2021			2020
(in millions, except per share data)	Income	Shares	$ per Share	Loss	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$24	666	$0.03	$(86)	665	$(0.13)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	—	—
Restricted stock units	—	3	—	—	—	—
DILUTED EARNINGS (LOSS) PER SHARE	$24	670	$0.03	$(86)	665	$(0.13)

Six Months Ended June 30,	2021			2020
(in millions, except per share data)	Loss	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$(124)	666	$(0.19)	$58	665	$0.09
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	1	—
Restricted stock units	—	—	—	—	2	—
DILUTED EARNINGS (LOSS) PER SHARE	$(124)	666	$(0.19)	$58	668	$0.09
The calculation of diluted earnings per share excluded 1 million outstanding stock awards for the three months ended June 30, 2021, and 2 million outstanding stock awards for the six months ended June 30, 2020, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
For the six months ended June 30, 2021 and three months ended June 30, 2020, the calculation of diluted earnings per share excluded 6 million and 5 million, respectively, outstanding stock awards because their impact would be anti-dilutive given the loss from continuing operations. These stock awards could potentially dilute basic earnings per share in the future. Had the Company generated income for the six months ended June 30, 2021 and three months ended June 30, 2020, 4 million and 2 million, respectively, potential shares of common stock related to the stock awards would have been included in diluted weighted-average shares outstanding.
As described in Note 11—Equity, the Company issued $1,043 million in Equity Units in March 2021, consisting of $1,043 million of Series A Preferred Stock and the 2024 Purchase Contracts. Prior to February 15, 2024, the Series A Preferred Stock may be converted at the option of the holder only in connection with a fundamental change. On and after February 15, 2024, the Series A Preferred Stock may be converted freely at the option of the holder. Upon conversion, the Company will deliver to the holder with respect to each share of Series A Preferred Stock being converted (i) a share of our Series B Preferred Stock, or, solely with respect to conversions in connection with a redemption, cash and (ii) shares of our common stock, if any, in respect of any conversion value in excess of the liquidation preference of the preferred stock being converted. The conversion rate is initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which is equivalent to an initial conversion price of approximately $31.70 per share of common stock. The Series A Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the Series A Preferred Stock will be settled in cash except to the extent that the conversion value exceeds its liquidation preference. Therefore, before any redemption or conversion, the shares of common stock that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in shares of common stock, would be included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the convertible preferred stock were anti-dilutive during June 2021.
20. RISKS AND UNCERTAINTIES
COVID-19 Pandemic — The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The

30 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2021 and 2020

magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition, and cash flows in future periods.
21. SUBSEQUENT EVENTS
Chile Renovables SpA — On July 15, 2021, AES Andes completed the sale of a 49% ownership interest in Chile Renovables SpA to Global Infrastructure Partners. AES Andes will remain the controlling shareholder with a 51% ownership interest in the renewable energy facilities in Chile. As part of the transaction, Chile Renovables SpA will acquire several of AES Andes’ SPVs for a total consideration of $441 million which will be received as the projects reach COD. On July 29, 2021, Los Cururos was contributed to Chile Renovables SpA and AES Andes received $53 million of the aforementioned consideration.
Parent Company Notes Exchange Offer — On July 19, 2021, AES offered to exchange up to $800 million of the new registered 1.375% Senior Notes due 2026 for up to $800 million of the existing unregistered 1.375% Senior Notes due 2026 and up to $1 billion of our new registered 2.45% Senior Notes due 2031 for up to $1 billion of the existing unregistered 2.45% Senior Notes due 2031. The terms of the new notes are identical in all material respects to the terms of the old notes; except that the new notes have been registered under the Securities Act of 1933, as amended and the transfer restrictions and registration rights relating to the old notes do not apply to the new notes. The offer is expected to expire on August 18, 2021 unless it is extended.
Guacolda — On July 20, 2021, AES Andes completed the sale of its 50% ownership interest in Guacolda, a coal-fired plant in Chile, for $34 million. See Note 6—Investments in and Advances to Affiliates for further information.
New York Wind Acquisition — On July 30, 2021, AES Clean Energy Development, LLC entered into an agreement to acquire Cogentrix Valcour Intermediate Holdings, LLC for cash consideration, subject to customary purchase price adjustments, plus the assumption of related non-recourse debt. The transaction includes operating wind assets spread across six sites and will complement AES Clean Energy’s existing operating and development solar and energy storage assets in the state of New York. The transaction is subject to customary regulatory approvals and is expected to close by the end of 2021.

31 | The AES Corporation | June 30, 2021 Form 10-Q
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
Executive Summary
Compared with last year, second quarter diluted earnings per share from continuing operations increased $0.16 to income of $0.03. This increase reflects higher margins at our South America SBU largely due to net gains from early contract terminations at Angamos, a gain on remeasurement of our interest in sPower’s development platform, a gain due to the issuance of new shares by Fluence, our equity method investment, which was accounted for as a partial disposition, and lower income tax expense; partially offset by higher coal-fired plants impairments in the current period.
Adjusted EPS, a non-GAAP measure, increased $0.06 to $0.31, mainly reflecting higher contributions from new businesses, including U.S. renewables and Southland Energy, higher generation at Chivor due to better hydrology, and lower Parent Company interest expense; partially offset by prior year impacts in Chile due to incremental capitalized interest and recovery of previously expensed payments from customers.
Compared with last year, diluted earnings per share from continuing operations for the six months ended June 30, 2021 decreased $0.28 to a loss of $0.19. This decrease is mainly driven by higher coal-fired plants impairments in the current period; partially offset by higher margins at our South America SBU largely due to net gains from early contract terminations at Angamos and higher generation at Chivor due to the life extension project completed in the prior year and better hydrology, lower Parent Company interest expense due to realized gains on de-designated interest rate swaps and lower interest rates, a gain on remeasurement of our interest in sPower’s development platform, a gain due to the issuance of new shares by Fluence, our equity method investment, which was accounted

32 | The AES Corporation | June 30, 2021 Form 10-Q
for as a partial disposition, and lower income tax expense.
Adjusted EPS, a non-GAAP measure, increased $0.05 to $0.59, mainly due to the commencement of operations of Southland Energy, higher generation at Chivor due to the life extension project completed in the prior year and better hydrology, and lower Parent Company interest expense due to realized gains on de-designated interest rate swaps and lower interest rates; partially offset by a higher adjusted tax rate and prior year impacts of a gain on sale of land in the U.S., incremental capitalized interest in Chile and recovery of previously expensed payments from customers in Chile.

33 | The AES Corporation | June 30, 2021 Form 10-Q

Accelerating the future of energy, together.

Business Overview

118 Generation Facilities

6 Utility Companies

29,427 Gross MW

31,667 GWH [2]

Three Months Ended June 30,		2021		2020
Diluted earnings (loss) per share	$	0.03	$	(0.13)
Adjusted EPS [1]		0.31		0.25

Six Months Ended June 30,		2021		2020
Diluted earnings (loss) per share	$	(0.19)	$	0.09
Adjusted EPS [1]		0.59		0.54

Operating Margin
(in millions)

Adjusted PTC [1]
(in millions)

Operating Cash Flow
(in millions)

YTD
QTD
$1,392
$728
$1,031
$524
Q2 2021
Q2 2020
$550
$303
$488
$238
Q2 2021
Q2 2020
$604
$351
$820
$447
Q2 2021
Q2 2020

Key events in 2021

- Signed PPAs for 2,912 GW of renewables, including a 10-year agreement to supply Google's data centers in Virginia with 500 MW of carbon-free energy
- Fluence delivered or awarded a total of 2.8 GW and signed an agreement with Northvolt to co-develop next-generation battery technology

Strategic outlook

- 100% renewables backlog of 8,471 MW
- Sign 3-4 GW of renewable PPAs annually through 2025
- Targeting a reduction in coal-fired generation to below 10% of total generation by year-end 2025; goal to reach net zero from electricity by 2040

Under construction

2,549
MW
Energy Storage 9%
Hydro 21%
Wind 31%
Solar 39%

Contracted renewable backlog

5,922
MW
Energy Storage 15%
Hydro 1%
Solar 43%
Wind 41%

(1) See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2020.

34 | The AES Corporation | June 30, 2021 Form 10-Q
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
•During the second quarter of 2021, the Company's US utilities, AES Indiana and AES Ohio, received regulatory approval further enabling the planned new investments of more than $2 billion, to deliver 9% annual rate base growth through 2025, including:
◦Transmission, Distribution, Storage Improvement Charge (TDSIC) plan update and the 195 MW Hardy Hills solar project at AES Indiana; and
◦Smart Grid and FERC-regulated transmission rate at AES Ohio.
•In year-to-date 2021, the Company completed construction or the acquisition of 315 MW of renewables and energy storage, including:
◦159 MW Mandacaru and Salinas wind facility in Brazil;
◦75 MW of solar and solar plus energy storage in the U.S. at AES Clean Energy;
◦50 MW Bayasol solar facility in the Dominican Republic;
◦21 MW of solar capacity in Panama; and
◦10 MW Cuscatlan solar facility in El Salvador.
•Since the Company’s first quarter 2021 earnings call in May, the Company has signed 1,824 MW of renewables and energy storage under long-term Power Purchase Agreements (PPA), including:
◦757 MW of solar and energy storage at AES Clean Energy in the US;
◦Agreeing to acquire 612 MW of operating wind assets with near-term repowering plans to help New York State meet its aggressive renewables targets;
◦295 MW of solar and energy storage at AES Indiana; and
◦160 MW of wind in Brazil.
•In year-to-date 2021, the Company signed or agreed to acquire 2,912 MW of renewables and energy storage under long-term PPAs, bringing the Company’s backlog to 8,471 MW, including:
◦2,549 MW under construction and expected on-line through 2023; and
•5,922 MW of renewables signed under long-term PPAs, including a 10-year agreement to supply Google’s data centers in Virginia with 500 MW of 24/7 carbon-free energy.
•The Company is making substantial progress toward achieving its aggressive coal reduction targets, including reducing coal generation to below 10% by year-end 2025.
◦In July 2021, AES Andes announced the retirement of 1.1 GW of coal-fired generation, bringing the Company’s generation from coal to approximately 20% of total generation volume (proforma for announced asset sales and retirements).
•Grupo Energía Gas Panamá, a joint venture between AES and InterEnergy Power & Gas Limited, completed the acquisition of a 670 MW combined cycle natural gas development project. After completing the development of the project, AES intends to sell its interest to AES Panama SRL, resulting in a joint venture expected to be beneficially owned by InterEnergy (51%), the Republic of Panama (25%) and AES (24%), approximately.

35 | The AES Corporation | June 30, 2021 Form 10-Q
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	$ change	% change	2021	2020	$ change	% change
Revenue:
US and Utilities SBU	$972	$913	$59	6%	$1,921	$1,884	$37	2%
South America SBU	964	711	253	36%	1,848	1,423	425	30%
MCAC SBU	490	381	109	29%	1,025	813	212	26%
Eurasia SBU	277	214	63	29%	547	439	108	25%
Corporate and Other	37	114	(77)	-68%	61	142	(81)	-57%
Eliminations	(40)	(116)	76	66%	(67)	(146)	79	54%
Total Revenue	2,700	2,217	483	22%	5,335	4,555	780	17%
Operating Margin:
US and Utilities SBU	165	136	29	21%	272	256	16	6%
South America SBU	345	193	152	79%	697	370	327	88%
MCAC SBU	121	134	(13)	-10%	243	274	(31)	-11%
Eurasia SBU	53	49	4	8%	112	100	12	12%
Corporate and Other	44	15	29	NM	76	47	29	62%
Eliminations	—	(3)	3	100%	(8)	(16)	8	50%
Total Operating Margin	728	524	204	39%	1,392	1,031	361	35%
General and administrative expenses	(45)	(40)	(5)	13%	(91)	(78)	(13)	17%
Interest expense	(237)	(218)	(19)	9%	(427)	(451)	24	-5%
Interest income	73	64	9	14%	141	134	7	5%
Loss on extinguishment of debt	(18)	(40)	22	-55%	(19)	(41)	22	-54%
Other expense	(4)	(3)	(1)	33%	(20)	(7)	(13)	NM
Other income	183	9	174	NM	226	54	172	NM
Gain (loss) on disposal and sale of business interests	64	(27)	91	NM	59	(27)	86	NM
Asset impairment expense	(872)	—	(872)	NM	(1,345)	(6)	(1,339)	NM
Foreign currency transaction gains (losses)	(2)	(6)	4	-67%	(37)	18	(55)	NM
Other non-operating expense	—	(158)	158	-100%	—	(202)	202	-100%
Income tax benefit (expense)	59	(113)	172	NM	51	(202)	253	NM
Net equity in earnings (losses) of affiliates	(10)	8	(18)	NM	(40)	6	(46)	NM
INCOME (LOSS) FROM CONTINUING OPERATIONS	(81)	—	(81)	NM	(110)	229	(339)	NM
Gain from disposal of discontinued businesses	4	3	1	33%	4	3	1	33%
NET INCOME (LOSS)	(77)	3	(80)	NM	(106)	232	(338)	NM
Less: Loss (income) from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	105	(86)	191	NM	(14)	(171)	157	-92%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$28	$(83)	$111	NM	$(120)	$61	$(181)	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$24	$(86)	$110	NM	$(124)	$58	$(182)	NM
Income from discontinued operations, net of tax	4	3	1	33%	4	3	1	33%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$28	$(83)	$111	NM	$(120)	$61	$(181)	NM
Net cash provided by operating activities	$351	$447	$(96)	-21%	$604	$820	$(216)	-26%
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

36 | The AES Corporation | June 30, 2021 Form 10-Q
Consolidated Revenue and Operating Margin
Three Months Ended June 30, 2021
Revenue
(in millions)
Consolidated Revenue — Revenue increased $483 million, or 22%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Excluding the favorable FX impact of $7 million, primarily in Eurasia, this increase was driven by:
•$267 million in South America primarily driven by the revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence; higher generation and prices (Resolution 440/2021) at Argentina; higher spot sales at Colombia; and higher volume and generation at AES Brasil, partially due to the acquisition of the Ventus and Cubico wind complexes; partially offset by the prior period recovery of previously expensed payments from customers in Chile;
•$102 million in MCAC driven by higher LNG sales and higher contract sales in the Dominican Republic; higher pass-through fuel prices in Mexico; and higher demand and better hydrology in Panama; partially offset by the impact from the sale of Itabo in April 2021;
•$59 million in US and Utilities driven by higher sales at Southland Energy due to the commencement of the PPA periods and by higher demand at El Salvador and AES Indiana due to the economic recovery from the COVID-19 impact; partially offset by unrealized losses from open positions of commodity derivatives at Southland and by decreased capacity at DPL due to its exit from the generation business; and
•$49 million in Eurasia mainly driven by higher sales and generation in Bulgaria.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $204 million, or 39%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Excluding the unfavorable FX impact of $23 million, primarily in South America, this increase was mainly driven by:
•$178 million in South America primarily due to the drivers discussed above, as well as higher contract margins at Colombia; partially offset by higher energy purchases due to drier hydrology at Tietê;
•$32 million at Corporate and Other, mainly eliminated at consolidated level, driven by increases in IT costs reallocated to the operating segments and premiums earned by the AES self-insurance company; and

37 | The AES Corporation | June 30, 2021 Form 10-Q
•$29 million in US and Utilities primarily from higher sales at Southland Energy due to the commencement of the PPA periods and higher demand at El Salvador due to the economic recovery from the COVID-19 impact; partially offset by increased costs associated with growing and accelerating the development pipeline at Clean Energy.
These favorable impacts were partially offset by a decrease of:
•$13 million in MCAC driven by the impact from the sale of Itabo in April 2021; a decrease in generation in Panama primarily due to the disconnection of the Estrella del Mar I power barge in the prior year; and decreased availability and higher fixed costs in Mexico; partially offset by higher demand and better hydrology in Panama.
Six Months Ended June 30, 2021
Revenue
(in millions)
Consolidated Revenue — Revenue increased $780 million, or 17%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Excluding the unfavorable FX impact of $20 million, primarily in South America, this increase was driven by:
•$478 million in South America primarily driven by the revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence; higher generation and prices (Resolution 440/2021) at Argentina; higher availability at Colombia from higher reservoir levels; and higher volume and generation at AES Brasil, partially due to the acquisition of the Ventus and Cubico wind complexes; partially offset by the prior period recovery of previously expensed payments from customers in Chile;
•$206 million in MCAC driven by higher LNG sales and higher contract sales in the Dominican Republic and higher pass-through fuel prices in Mexico; partially offset by the impact from the sale of Itabo in April 2021;
•$81 million in Eurasia mainly driven by higher sales and generation in Bulgaria; and
•$37 million in US and Utilities driven by higher sales at Southland Energy due to the timing of the commencement of the PPA periods; higher demand at El Salvador due to the economic recovery from the COVID-19 impact; and higher demand at AES Indiana due to favorable weather; partially offset by unrealized losses from open positions of commodity derivatives at Southland and by decreased capacity at DPL due to its exit from the generation business.

38 | The AES Corporation | June 30, 2021 Form 10-Q
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $361 million, or 35%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Excluding the unfavorable FX impact of $47 million, primarily in South America, this increase was mainly driven by:
•$379 million in South America primarily due to the drivers discussed above; partially offset by higher energy purchases due to drier hydrology at Tietê;
•$37 million at Corporate and Other, mainly eliminated at consolidated level, driven by increases in IT costs reallocated to the operating segments and premiums earned by the AES self-insurance company; and
•$16 million in US and Utilities primarily from higher sales at Southland Energy due to the commencement of the PPA periods and higher demand at El Salvador due to the economic recovery from the COVID-19 impact; partially offset by unrealized losses from open positions of commodity derivatives at Southland and increased costs associated with growing and accelerating the development pipeline at Clean Energy.
These favorable impacts were partially offset by a decrease of:
•$30 million in MCAC mainly driven by the impact from the sale of Itabo in April 2021; the disconnection of the Estrella del Mar I power barge in the prior year; and decreased availability and higher fixed costs in Mexico; partially offset by higher LNG sales in the Dominican Republic driven by the Eastern Pipeline COD in 2020 and by higher demand and better hydrology in Panama.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $5 million, or 13%, to $45 million for the three months ended June 30, 2021, compared to $40 million for the three months ended June 30, 2020, primarily due to an increase in business development activity, including costs at Clean Energy that had previously been incurred at sPower and reported within earnings from equity affiliates.
General and administrative expenses increased $13 million, or 17%, to $91 million for the six months ended June 30, 2021, compared to $78 million for the six months ended June 30, 2020, primarily due to an increase in business development activity, including costs at Clean Energy that had previously been incurred at sPower and reported within earnings from equity affiliates, and an increase in people costs, partially offset by lower professional fees.
Interest expense
Interest expense increased $19 million, or 9%, to $237 million for the three months ended June 30, 2021, compared to $218 million for the three months ended June 30, 2020. This increase is primarily due to incremental capitalized interest in Chile in the prior period, partially offset by lower interest rates related to refinancing at the Parent Company.
Interest expense decreased $24 million, or 5%, to $427 million for the six months ended June 30, 2021, compared to $451 million for the six months ended June 30, 2020. This decrease is primarily due to realized gains on de-designated interest rate swaps and lower interest rates related to refinancing at the Parent Company, partially

39 | The AES Corporation | June 30, 2021 Form 10-Q
offset by incremental capitalized interest in Chile in the prior period and lower capitalized interest due to the commencement of operations at the Alamitos and Huntington Beach facilities in February 2020.
Interest income
Interest income increased $9 million, or 14%, to $73 million for the three months ended June 30, 2021, compared to $64 million for the three months ended June 30, 2020, primarily due to higher CAMMESA interest rates on receivables in Argentina.
Interest income increased $7 million, or 5%, to $141 million for the six months ended June 30, 2021, compared to $134 million for the six months ended June 30, 2020, primarily due to sales-type lease receivables at AES Energy Storage Alamitos project.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $22 million, or 55%, to $18 million for the three months ended June 30, 2021, compared to $40 million for the three months ended June 30, 2020, primarily due to the loss of $37 million at the Parent Company resulting from the redemption of senior notes in 2020, partially offset by the loss at Andres due to the refinancing in May 2021.
Loss on extinguishment of debt decreased $22 million, or 54%, to $19 million for the six months ended June 30, 2021, compared to $41 million for the six months ended June 30, 2020, primarily due to the drivers noted above.
See Note 7—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income increased $174 million to $183 million for the three months ended June 30, 2021, compared to $9 million for the three months ended June 30, 2020, primarily due to the gain on remeasurement of our equity interest in the sPower development platform to its acquisition-date fair value, recognized as part of the merger to form AES Clean Energy Development.
Other income increased $172 million to $226 million for the six months ended June 30, 2021, compared to $54 million for the six months ended June 30, 2020, primarily due to the current year gain on remeasurement of our equity interest in the sPower development platform to its acquisition-date fair value, recognized as part of the merger to form AES Clean Energy Development, partially offset by the prior year gain on sale of Redondo Beach land at Southland.
Other expense increased $1 million to $4 million for the three months ended June 30, 2021, compared to $3 million for the three months ended June 30, 2020, with no material drivers.
Other expense increased $13 million to $20 million for the six months ended June 30, 2021, compared to $7 million for the six months ended June 30, 2020, primarily due to a loss recognized at commencement of a sales-type lease at AES Distributed Energy.
See Note 14—Other Income and Expense and Note 18—Acquisitions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain (loss) on disposal and sale of business interests
Gain on disposal and sale of business interests was $64 million for the three months ended June 30, 2021 and $59 million for the six months ended June 30, 2021, primarily due to the issuance of new shares by Fluence, our equity method investment, to a new investor, which AES has accounted for as a gain on the partial disposition of its investment in Fluence.
Loss on disposal and sale of business interests was $27 million for the three and six months ended June 30, 2020, primarily due to the settlement of arbitration related to the sale of Kazakhstan HPPs.
See Note 6—Investments in and Advances to Affiliates and Note 17—Held-For-Sale and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense was $872 million for the three months ended June 30, 2021 due to two impairments totaling $804 million at AES Andes associated with a commitment to accelerate the retirement of certain coal-fired plants in Chile and a $67 million impairment at the Mountain View I & II wind facilities related to a repowering project that will result in decommissioning the majority of the existing wind turbines in advance of their depreciable lives.

40 | The AES Corporation | June 30, 2021 Form 10-Q
There was no asset impairment expense during the three months ended June 30, 2020.
Asset impairment expense increased $1,339 million to $1,345 million for the six months ended June 30, 2021, compared to $6 million for the six months ended June 30, 2020. This increase was primarily due to the total $804 million impairment at AES Andes discussed above, a $475 million impairment at Puerto Rico associated with the economic costs and reputational risks of disposal of coal combustion residuals off island, and the $67 million impairment at the Mountain View I & II wind facilities discussed above.
See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Argentina	$1	$(10)	$(40)	$(7)
Dominican Republic	—	7	(1)	9
Chile	1	(12)	9	10
Corporate	1	3	—	4
Other	(5)	6	(5)	2
Total (1)	$(2)	$(6)	$(37)	$18
___________________________________________
(1)Includes losses of $27 million and $21 million on foreign currency derivative contracts for the three months ended June 30, 2021 and 2020, respectively, and losses of $46 million and gains of $18 million on foreign currency derivative contracts for the six months ended June 30, 2021 and 2020, respectively.
The Company recognized net foreign currency transaction losses of $2 million for the three months ended June 30, 2021, with no material drivers.
The Company recognized net foreign currency transaction losses of $37 million for the six months ended June 30, 2021, primarily due to unrealized losses on foreign currency derivatives related to government receivables in Argentina, partially offset by unrealized derivative gains on foreign currency derivatives in South America due to the depreciating Colombian peso.
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
Other non-operating expense
Other non-operating expense was $158 million and $202 million for the three and six months ended June 30, 2020, respectively. In March 2020, the Company recognized a $43 million other-than-temporary impairment of the OPGC equity method investment due to the economic slowdown. In June 2020, the Company agreed to sell its entire stake in the OPGC investment, resulting in an additional other-than-temporary impairment of $158 million. There were no other non-operating expenses during the three and six months ended June 30, 2021.
See Note 6—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Income tax benefit (expense)
Income tax benefit was $59 million for the three months ended June 30, 2021, compared to income tax expense of $113 million for the three months ended June 30, 2020. The Company’s effective tax rates were 45% and 108% for the three months ended June 30, 2021 and 2020, respectively. This net decrease in the effective tax rate was primarily due to the impact of the 2021 impairment of the coal-fired plants in Chile. The prior year effective tax rate was impacted by the additional other-than-temporary impairment of the OPGC equity method investment, as well as incremental deferred taxes relating to DPL, both of which were recorded in the second quarter of 2020.
Income tax benefit was $51 million for the six months ended June 30, 2021, compared to income tax expense of $202 million for the six months ended June 30, 2020. The Company’s effective tax rates were 42% and 48% for the six months ended June 30, 2021 and 2020, respectively. This net decrease in the effective tax rate was primarily

41 | The AES Corporation | June 30, 2021 Form 10-Q
due to the impact of the asset impairments in Chile and Puerto Rico recorded in 2021. The prior year effective tax rate was impacted by both the aforementioned other-than-temporary impairment of the OPGC equity method investment and the incremental deferred taxes relating to DPL. These impacts were partially offset by the prior year recognition of tax benefit related to a depreciating Peso in certain of our Mexican subsidiaries.
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
Net equity in earnings (losses) of affiliates
Net equity in losses of affiliates increased $18 million to $10 million for the three months ended June 30, 2021, compared to earnings of $8 million for the three months ended June 30, 2020. This increase in losses was primarily driven by a decrease in earnings at Guacolda of $23 million due to the suspension of equity method accounting in September 2020 and an increase in losses at Fluence of $16 million due to timing, an incident in which inventory was damaged, and higher overhead costs associated with the growing business, partially offset by an increase at sPower of $27 million due to higher allocation of earnings driven by renewable projects that came online in 2021.
Net equity in losses of affiliates increased $46 million to $40 million for the six months ended June 30, 2021, compared to earnings of $6 million for the six months ended June 30, 2020. This increase in losses was primarily driven by a decrease in earnings at Guacolda of $31 million due to the suspension of equity method accounting in September 2020 and an increase in losses at Fluence of $20 million due to timing, an incident in which inventory was damaged, and higher overhead costs associated with the growing business, partially offset by an increase at sPower of $18 million due to higher allocation of earnings driven by renewable projects that came online in 2021.
See Note 6—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $191 million, to a loss of $105 million for the three months ended June 30, 2021, compared to income of $86 million for the three months ended June 30, 2020. Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $157 million, or 92%, to $14 million for the six months ended June 30, 2021, compared to $171 million for the six months ended June 30, 2020.These decreases were primarily due to:
•Lower earnings in Chile primarily due to a long-lived asset impairment;
•Lower allocation of earnings at AES Brasil due to change in NCI partner ownership; and
•Higher allocation of losses to tax equity partners at Distributed Energy.
These decreases were partially offset by:
•Higher earnings in Colombia due to the life extension project at the Chivor hydroelectric plant completed in the prior year and better hydrology.
Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation increased $111 million, to income of $28 million for the three months ended June 30, 2021, compared to a loss of $83 million for the three months ended June 30, 2020. This increase was primarily due to:
•Higher margins at our South America SBU due to net gains from early contract terminations at Angamos;
•Gain on remeasurement of our equity interest in the sPower development platform to acquisition-date fair value;
•Gain due to the issuance of new shares by Fluence, which was accounted for as a partial disposition;
•Prior year other-than-temporary impairment at OPGC; and
•Lower income tax expense.

42 | The AES Corporation | June 30, 2021 Form 10-Q
These decreases were partially offset by:
•Long-lived asset impairments in Chile and at Mountain View I & II.
Net income attributable to The AES Corporation decreased $181 million, to a loss of $120 million for the six months ended June 30, 2021, compared to income of $61 million for the six months ended June 30, 2020. This decrease was primarily due to:
•Long-lived asset impairments in Chile and Puerto Rico, and at Mountain View I & II.
This decrease was partially offset by:
•Higher margins at our South America SBU due to net gains from early contract terminations at Angamos;
•Lower Parent interest expense due to realized gains on de-designated interest rate swaps and lower interest rates;
•Gain on remeasurement of our equity interest in the sPower development platform to acquisition-date fair value;
•Gain due to the issuance of new shares by Fluence, which was accounted for as a partial disposition;
•Prior year other-than-temporary impairment at OPGC; and
•Lower income tax expense.
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
Effective January 1, 2021, the Company changed the definitions of Adjusted Operating Margin, Adjusted PTC, and Adjusted EPS to remove the adjustment for costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation. As this adjustment was specific to the major restructuring program announced by the Company in 2018, we believe removing this adjustment from our non-GAAP definitions provides simplification and clarity for our investors.
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

43 | The AES Corporation | June 30, 2021 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted Operating Margin (in millions)	2021	2020	2021	2020
Operating Margin	$728	$524	$1,392	$1,031
Noncontrolling interests adjustment (1)	(198)	(154)	(407)	(323)
Unrealized derivative (gains) losses	(13)	(5)	31	(17)
Disposition/acquisition losses	4	2	6	4
Net gains from early contract terminations at Angamos	(110)	—	(220)	—
Total Adjusted Operating Margin	$411	$367	$802	$695
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

44 | The AES Corporation | June 30, 2021 Form 10-Q
Adjusted PTC reflects the impact of NCI and excludes the items specified in the definition above. In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted PTC includes the other components of our income statement, such as general and administrative expenses in Corporate and Other, as well as business development costs, interest expense and interest income, other expense and other income, realized foreign currency transaction gains and losses, and net equity in earnings of affiliates.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted PTC (in millions)	2021	2020	2021	2020
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$24	$(86)	$(124)	$58
Income tax expense (benefit) from continuing operations attributable to The AES Corporation	(24)	81	(60)	136
Pre-tax contribution	—	(5)	(184)	194
Unrealized derivative and equity securities losses (gains)	8	14	77	(2)
Unrealized foreign currency gains	(12)	(12)	(6)	(3)
Disposition/acquisition losses (gains)	(229)	29	(244)	30
Impairment losses	628	168	1,103	221
Loss on extinguishment of debt	18	44	24	48
Net gains from early contract terminations at Angamos	(110)	—	(220)	—
Total Adjusted PTC	$303	$238	$550	$488

45 | The AES Corporation | June 30, 2021 Form 10-Q
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

	Three Months Ended June 30,				Six Months Ended June 30,
Reconciliation of Adjusted EPS	2021		2020		2021		2020
Diluted earnings (loss) per share from continuing operations	$0.03		$(0.13)		$(0.19)		$0.09
Unrealized derivative and equity securities losses	0.01		0.02		0.12	(1)	—
Unrealized foreign currency gains	(0.02)		(0.01)		(0.01)		—
Disposition/acquisition losses (gains)	(0.34)	(2)	0.04	(3)	(0.37)	(4)	0.04	(3)
Impairment losses	0.94	(5)	0.25	(6)	1.65	(7)	0.33	(8)
Loss on extinguishment of debt	0.03	(9)	0.07	(10)	0.04	(9)	0.07	(10)
Net gains from early contract terminations at Angamos	(0.16)	(11)	—		(0.33)	(11)	—
U.S. Tax Law Reform Impact	—		0.02	(12)	—		0.02	(12)
Less: Net income tax benefit	(0.18)	(13)	(0.01)		(0.32)	(14)	(0.01)
Adjusted EPS	$0.31		$0.25		$0.59		$0.54
_____________________________
(1)Amount primarily relates to unrealized derivative losses in Argentina mainly associated with foreign currency derivatives on government receivables of $41 million, or $0.06 per share, and net unrealized derivative losses on power and commodities swaps at Southland of $32 million, or $0.05 per share.
(2)Amount primarily relates to an adjustment on the gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $176 million, or $0.26,

46 | The AES Corporation | June 30, 2021 Form 10-Q
and gain on Fluence issuance of shares of $61 million, or $0.09 per share.
(3)Amount primarily relates to loss on sale of the Kazakhstan HPPs of $30 million, or $0.05 per share, as result of the final arbitration decision.
(4)Amount primarily relates to an adjustment on the gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $212 million, or $0.32, and gain on Fluence issuance of shares of $61 million, or $0.09 per share, partially offset by day-one loss recognized at commencement of a sales-type lease at AES Distributed Energy of $13 million, or $0.02 per share.
(5)Amount primarily relates to asset impairments at AES Andes of $540 million, or $0.81 per share, at Mountain View of $67 million, or $0.10 per share, and at sPower of $20 million, or $0.03 per share.
(6)Amount primarily relates to other-than-temporary impairment of OPGC of $158 million, or $0.24 per share, and impairments at our sPower equity affiliate, impacting equity earnings by $10 million, or $0.01 per share.
(7)Amount primarily relates to asset impairments at AES Andes of $540 million, or $0.81 per share, at Puerto Rico of $475 million, or $0.71 per share, at Mountain View of $67 million, or $0.10 per share, and at sPower of $21 million, or $0.03 per share.
(8)Amount primarily relates to other-than-temporary impairment of OPGC of $201 million, or $0.30 per share, and impairments at our sPower equity affiliate, impacting equity earnings by $15 million, or $0.02 per share.
(9)Amount primarily relates to loss on early retirement of debt at Andres and Los Mina of $15 million, or $0.02 per share.
(10)Amount primarily relates to loss on early retirement of debt at the Parent Company of $37 million, or $0.06 per share.
(11)Amount relates to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $110 million, or $0.16 per share and $220 million, or $0.33 per share for the three and six months ended June 30, 2021, respectively.
(12)Amount represents adjustment to tax law reform remeasurement due to incremental deferred taxes related to DPL of $16 million, or $0.02 per share.
(13)Amount primarily relates to income tax benefits associated with the impairments at AES Andes of $195 million, or $0.29 per share and at Mountain View of $21 million, or $0.03, partially offset by income tax expense related to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $51 million, or $0.08 per share, income tax expense related to the gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $39 million, or $0.06 per share, and income tax expense related to the gain on Fluence issuance of shares of $13 million, or $0.02 per share.
(14)Amount primarily relates to income tax benefits associated with the impairments at AES Andes of $195 million, or $0.29 per share, at at Puerto Rico of $114 million, or $0.17 per share, and at Mountain View of $21 million, or $0.03, partially offset by income tax expense related to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $79 million, or $0.12 per share, income tax expense related to the gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $46 million, or $0.07 per share, and income tax expense related to the gain on Fluence issuance of shares of $13 million, or $0.02 per share.
US and Utilities SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating Margin	$165	$136	$29	21%	$272	$256	$16	6%
Adjusted Operating Margin (1)	122	113	9	8%	248	197	51	26%
Adjusted PTC (1)	128	57	71	NM	172	128	44	34%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2020 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended June 30, 2021 increased $29 million, or 21%, which was driven primarily by the following (in millions):

Increase at Southland Energy primarily due to the CCGT units being contracted under a PPA for a full quarter in 2021	$28
Increase in El Salvador due to higher demand mainly driven by the impact of COVID-19 in 2020	18
Increase at Southland mainly due to an increase in capacity sales and higher unrealized gains on commodity derivatives, partially offset by lower energy sales driven by energy price adjustments due to market re-settlements	17
Decrease at Warrior Run driven by lower revenue and higher maintenance expense from plant outages	(12)
Decrease at AES Indiana primarily due to higher maintenance expense from scheduled plant outages	(9)
Decrease at Clean Energy and Distributed Energy driven by increased costs associated with growing and accelerating the development pipeline	(8)
Other	(5)
Total US and Utilities SBU Operating Margin Increase	$29
Adjusted Operating Margin increased $9 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased $71 million primarily driven by an increase at our U.S. renewables businesses due to contributions from newly operational projects, lower interest expense at Southland Energy as a result of the sale of noncontrolling interests in 2020, an increase at IPALCO due to lower pension costs, and the increase in Adjusted Operating Margin described above.
Operating Margin for the six months ended June 30, 2021 increased $16 million, or 6%, which was driven primarily by the following (in millions):

47 | The AES Corporation | June 30, 2021 Form 10-Q

Increase at Southland Energy primarily due to the CCGT units operating for the full 2021 period and the commencement of the PPA periods	$57
Increase in El Salvador due to higher demand mainly driven by the impact of COVID-19 in 2020	18
Decrease at Southland mainly due to higher unrealized losses on commodity derivatives and lower energy sales driven by energy price adjustments due to market re-settlements, partially offset by an increase in capacity sales due to more favorable prices	(27)
Decrease at Warrior Run driven by lower revenue and higher maintenance expense from plant outages	(13)
Decrease at Clean Energy and Distributed Energy driven by increased costs associated with growing and accelerating the development pipeline	(12)
Decrease at AES Indiana primarily due to higher maintenance expense from scheduled plant outages	(11)
Other	4
Total US and Utilities SBU Operating Margin Increase	$16
Adjusted Operating Margin increased $51 million primarily due to the drivers above, adjusted for NCI, and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased $44 million, primarily driven by the increase in Adjusted Operating Margin described above, an increase at sPower due to contributions from newly operational projects, lower interest expense at DPL, and lower pension costs at IPALCO, partially offset by a gain in 2020 on sale of land held by AES Redondo Beach at Southland.
South America SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating Margin	$345	$193	$152	79%	$697	$370	$327	88%
Adjusted Operating Margin (1)	113	109	4	4%	225	204	21	10%
Adjusted PTC (1)	96	140	(44)	-31%	184	259	(75)	-29%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2020 Form 10-K for the respective ownership interest for key businesses.

48 | The AES Corporation | June 30, 2021 Form 10-Q
Operating Margin for the three months ended June 30, 2021 increased $152 million, or 79%, which was driven by the following (in millions):

Increase in Chile primarily related to revenue recognized on early contract terminations at Angamos and lower depreciation of coal assets	$173
Increase in Colombia driven by better hydrology and higher contract margins	28
Increase in Argentina primarily due to higher dispatch of San Nicolás and the cumulative 2021 tariff inflation adjustment recognized in the second quarter	16
Recovery of previously expensed payments from customers in Chile in 2020	(46)
Lower margin in Brazil primarily due to higher energy purchases led by drier hydrology and amortization of intangible assets, partially offset by higher margin from wind facilities	(18)
Other	(1)
Total South America SBU Operating Margin Increase	$152
Adjusted Operating Margin increased $4 million due to the drivers above, adjusted for NCI, and net of gains on early contract terminations at Angamos.
Adjusted PTC decreased $44 million, primarily associated with incremental capitalized interest at Alto Maipo in the prior period, lower equity earnings at Guacolda due to the suspension of equity method accounting in September 2020, and higher interest expense mainly driven by new debt issued in Brazil, partially offset by the increase in Adjusted Operating Margin mentioned above.
Operating Margin for the six months ended June 30, 2021 increased $327 million, or 88%, which was driven primarily by the following (in millions):

Increase in Chile primarily related to early contract terminations at Angamos in Q3 2020	$327
Increase in Colombia related to higher reservoir levels and better hydrology	67
Increase in Argentina primarily due to higher dispatch of San Nicolás and commencement of operations of wind facilities, partially offset by a decrease in energy and capacity tariffs	4
Recovery of previously expensed payments from customers in Chile in 2020	(46)
Lower margin in Brazil primarily due to local currency depreciation, higher energy purchases led by drier hydrology and amortization of intangible assets, partially offset by higher margin from wind facilities	(24)
Other	(1)
Total South America SBU Operating Margin Increase	$327
Adjusted Operating Margin increased $21 million due to the drivers above, adjusted for NCI, and net of gains on early contract terminations at Angamos.
Adjusted PTC decreased $75 million, primarily associated with incremental capitalized interest at Alto Maipo in the prior period, lower equity earnings at Guacolda due to the suspension of equity method accounting in September 2020, and lower realized foreign currency gains in Argentina. These negative impacts were partially offset by the increase in Adjusted Operating Margin described above.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating Margin	$121	$134	$(13)	-10%	$243	$274	$(31)	-11%
Adjusted Operating Margin (1)	94	96	(2)	-2%	178	189	(11)	-6%
Adjusted PTC (1)	71	66	5	8%	132	144	(12)	-8%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2020 Form 10-K for the respective ownership interest for key businesses.

49 | The AES Corporation | June 30, 2021 Form 10-Q
Operating Margin for the three months ended June 30, 2021 decreased $13 million, or 10%, which was driven primarily by the following (in millions):

Decrease in the Dominican Republic driven by the sale of Itabo on April 8, 2021	$(17)
Decrease in Panama mainly driven by Estrella del Mar I power barge disconnection in July 2020	(12)
Decrease in Mexico driven by lower availability in 2021 and higher fixed costs	(7)
Increase in Panama mainly driven by Panama's demand recovery and better hydrology	21
Other	2
Total MCAC SBU Operating Margin Decrease	$(13)
Adjusted Operating Margin decreased $2 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $5 million, mainly driven by higher equity earnings in Mexico due to lower income tax as a result of the fluctuation of the Mexican peso in the prior period and lower interest expense in Panama, partially offset by the decrease in Adjusted Operating Margin described above.
Operating Margin for the six months ended June 30, 2021 decreased $31 million, or 11%, which was driven primarily by the following (in millions):

Decrease in the Dominican Republic mainly driven by sale of Itabo on April 8, 2021 and lower performance in Q1 2021 caused by lower availability	$(24)
Decrease in Panama mainly driven by Estrella del Mar I power barge disconnection in July 2020, partially offset by the impact of wind project acquired in Q2 2020	(18)
Decrease in Mexico driven by lower availability in 2021 and higher fixed costs	(13)
Increase in Panama mainly driven by Panama's demand recovery and better hydrology, partially offset by higher fixed costs	17
Increase in the Dominican Republic driven by higher LNG sales due to Eastern Pipeline COD in 2020, partially offset by lower capacity due to the incorporation of new plants in the system	5
Other	2
Total MCAC SBU Operating Margin Decrease	$(31)
Adjusted Operating Margin decreased $11 million due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $12 million, mainly driven by the decrease in Adjusted Operating Margin described above.
Eurasia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating Margin	$53	$49	$4	8%	$112	$100	$12	12%
Adjusted Operating Margin (1)	39	36	3	8%	83	74	9	12%
Adjusted PTC (1)	48	49	(1)	-2%	99	93	6	6%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2020 Form 10-K for the respective ownership interest for key businesses.
There were no material drivers in Operating Margin, Adjusted Operating Margin, or Adjusted PTC for the three months ended June 30, 2021.
Operating Margin for the six months ended June 30, 2021 increased $12 million, or 12%, which was driven primarily by the following (in millions):

Euro appreciation impacting Martiza and Kavarna in Bulgaria	$7
Improved operational performance at Mong Duong	4
Other	1
Total Eurasia SBU Operating Margin Increase	$12
Adjusted Operating Margin increased $9 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $6 million, mainly driven by the increase in Adjusted Operating Margin described above.

50 | The AES Corporation | June 30, 2021 Form 10-Q
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
Operational
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
Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We derive approximately 85% of our total revenues from our regulated utilities and long-term sales and supply contracts or PPAs at our generation businesses, which contributes to a relatively stable revenue and cost structure at most of our businesses. In the first half of 2021, our operational locations continued to experience the impact of, and recovery from, the COVID-19 pandemic. Across our global portfolio, our utilities businesses have generally performed in line with our expectations consistent with a recovery from the COVID-19 pandemic. While we cannot predict the length and magnitude of the pandemic or how it could impact global economic conditions, a delayed or disrupted recovery with respect to demand may adversely impact our financial results for 2021.
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
Operational Sensitivity to Dry Hydrological Conditions — Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. While our operations in Panama, Colombia, Brazil, and Chile have experienced challenges arising from dry hydrology from time to time, the current dry hydrological conditions in Brazil have exceeded historical levels. If these hydrological conditions continue to persist, we may need to purchase energy at higher prices to fulfill our contractual arrangements.
Trade Restrictions and Supply Chain — In recent years, increased tensions between the U.S. and China have resulted in policies that restrict or increase costs on trade, such as tariffs and import restrictions, that have impacted the renewable energy industry. While we have been able to largely mitigate any material impacts so far, China is the largest supplier of raw materials and components used in solar panels and there have been recent reports that the imports of solar panels into the U.S. have been delayed or challenged in certain instances. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewables projects.
Macroeconomic and Political
During the past few years, some countries where our subsidiaries conduct business have experienced macroeconomic and political changes. In the event these trends continue, there could be an adverse impact on our businesses.

51 | The AES Corporation | June 30, 2021 Form 10-Q
Chile — In recent years, Chile has experienced significant social unrest resulting in an October 2020 referendum that determined a new constitution will be drafted by a constitutional convention following further votes expected in 2022. In addition, other initiatives to address the social unrest are under consideration and could result in regulatory or policy changes that may affect our results of operations in Chile.
In November 2019, the Chilean government enacted Law 21,185 that establishes a Stabilization Fund for regulated energy prices. As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2020 Form 10-K, AES Andes executed an agreement in December 2020 for the sale of the receivables generated pursuant the Tariff Stabilization Law, of which $65 million was collected in 2021.
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
AES Puerto Rico and AES Ilumina’s non-recourse debt of $224 million and $30 million, respectively, continue to be in technical default and are classified as current as of June 30, 2021 as a result of PREPA’s bankruptcy filing in July 2017. The Company is in compliance with its debt payment obligations as of June 30, 2021.
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
Reference Rate Reform — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2020 Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association ("IBA") has determined that it will cease publication of one-week and two-month LIBOR rates by December 31, 2021, and will cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. AES holds a substantial amount of debt and derivative contracts referencing LIBOR as an interest rate benchmark and will continue to engage with counterparties to make this transition.
Global Tax Legislation — The macroeconomic and political environments in the U.S. and some countries where our subsidiaries conduct business have changed during 2020 and 2021. This could result in significant impacts to tax law. For example, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021. The $1.9 trillion Act includes COVID-19 relief as well as broader stimulus, but also includes several revenue-raising and business tax provisions. Two corporate income tax increases partially offset the cost of the bill: the elimination of a beneficial foreign tax credit rule, set to take effect in 2021, and the expansion of executive compensation deduction limits effective in 2027.
Further, in the first quarter of 2021, President Biden announced the “American Jobs Plan”, a $2 trillion spending package that would include funding for clean energy focused infrastructure investments, and the “Made in America Tax Plan,” which seeks to increase the U.S. corporate tax rate and effect international tax reforms. Additionally, Congressional democrats introduced the “No Tax Breaks for Offshoring” and “Stop Tax Haven Abuse Acts,” both of which seek to increase U.S. taxes related to the non-U.S. activities of U.S. headquartered companies.
In the second quarter of 2021, the Treasury Department released the “General Explanations of the Administration’s Fiscal Year 2022 Revenue Proposals,” commonly referred to as the “Greenbook.” The Greenbook provided additional details on President Biden’s proposals. The Company believes it would benefit from the clean energy initiatives though the tax implications may be unfavorable in the short term.
Additionally, during the second quarter of 2021, the G7 countries announced alignment for a 15% global minimum tax rate. This was subsequently affirmed in July when 132 member countries of the OECD “Inclusive Framework” group released a statement announcing a coordinated framework for international tax reform. The

52 | The AES Corporation | June 30, 2021 Form 10-Q
framework would re-allocate taxing rights over the profits of multinational corporations and establish a global minimum tax at a 15% rate. Additional details on the proposals are anticipated later this year. The potential impact to the Company is not known, but may be material. Implementation of the framework would require multilateral agreement and/or country specific legislative action, including in the U.S.
Inflation — In the markets in which we operate, there have been higher rates of inflation in recent months. While most of our contracts in our international businesses are indexed to inflation, in general, our U.S.-based generation contracts are not indexed to inflation. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of some of our development projects that could negatively impact their competitiveness. Our utility businesses do allow for recovering of operations and maintenance costs through the regulatory process, which may have timing impacts on recovery.
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
Chilean Decarbonization Plan — The Chilean government has announced an initiative to phase out coal power plants by 2040 and achieve carbon neutrality by 2050. On June 4, 2019, AES Andes signed an agreement with the Chilean government to cease the operation of two coal units for a total of 322 MW as part of the phase-out. Under the agreement, Ventanas 1 (114 MW) will cease operation in November 2022 and Ventanas 2 (208 MW) in May 2024; however, AES Andes has announced its intention to accelerate the disconnection of these units. On December 26, 2020, the Chilean government issued Supreme Decree Number 42, which allows coal plants to remain connected to the grid in “strategic reserve status” for five years after ceasing operations, receive a reduced capacity payment, and dispatch, if necessary, to ensure the electric system’s reliability. On December 29, 2020, Ventanas 1 ceased operation and entered "strategic reserve status." Ventanas 2 is also expected to enter "strategic reserve status" on May 1, 2022. On July 6, 2021, AES Andes and the Chilean government signed an amendment to the decarbonization agreement to include the Ventanas 3 (267 MW), Ventanas 4 (272 MW), Angamos 1 (277 MW), and Angamos 2 (281 MW) plants. The plants will be available for disconnection after January 2025, subject to system reliability and sufficiency. The Company performed an impairment analysis at June 30, 2021 and determined the carrying amounts of these asset groups were not recoverable. As a result, AES Andes recognized asset impairment expense of $804 million ($540 million net of NCI).
Considering the information available as of the filing date, management believes the carrying amount of our coal-fired long-lived assets in Chile of $1.1 billion is recoverable as of June 30, 2021.
Puerto Rico Energy Public Policy Act — On April 11, 2019, the Governor of Puerto Rico signed the Puerto Rico Energy Public Policy Act (“the Act”) establishing guidelines for grid efficiency and eliminating coal as a source for electricity generation by January 1, 2028. The Act supports the accelerated deployment of renewables through the Renewable Portfolio Standard and the conversion of coal generating facilities to other fuel sources, with compliance targets of 40% by 2025, 60% by 2040, and 100% by 2050. AES Puerto Rico’s long-term PPA with PREPA expires November 30, 2027. PREPA and AES Puerto Rico have discussed various strategic alternatives, but have not reached any agreement. As described under Macroeconomic and Political above, additional factors arose in the first quarter of 2021 with respect to the disposal of coal combustion residuals, which contributed to the Company recognizing an asset impairment expense of $475 million. Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $64 million is recoverable as of June 30, 2021.
Hawaii — In July 2020, the Hawaii State Legislature passed Senate Bill 2629 that prohibits AES Hawaii from generating electricity from coal after December 31, 2022. This bill will restrict the Company from contracting the asset beyond the expiration of its existing PPA. Considering the information available as of the filing date,

53 | The AES Corporation | June 30, 2021 Form 10-Q
management believes the carrying amount of our coal-fired long-lived assets in Hawaii of $25 million is recoverable as of June 30, 2021.
For further information about the risks associated with decarbonization initiatives, see Item 1A.—Risk Factors—Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2020 Form 10-K.
Regulatory
AES Maritza PPA Review — DG Comp is conducting a preliminary review of whether AES Maritza’s PPA with NEK is compliant with the European Union's State Aid rules. No formal investigation has been launched by DG Comp to date. However, AES has been engaging in discussions with the DG Comp case team and the Government of Bulgaria (“GoB”) to attempt to reach a negotiated resolution of DG Comp’s review (“PPA Discussions”). Separately, earlier this year, GoB submitted its proposed plan for the reform and liberalization of its electricity market to the European Commission (the “Market Reform Plan”). The proposed Market Reform Plan is part of GoB’s plan to introduce a market-wide capacity remuneration mechanism, which would require approval by DG Comp. The Market Reform Plan proposed a deadline of June 30, 2021 for the termination of AES Maritza’s PPA, and anticipates discussions with AES Maritza about that issue. The PPA continues to remain in place, but there can be no assurance that, in the context of the PPA Discussions, the other parties will not seek a prompt termination of the PPA.
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions will involve a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict the outcome of the PPA Discussions or when those discussions will conclude. Nor can we predict how DG Comp might resolve its review if the PPA Discussions fail to result in an agreement concerning the agency’s review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows.
Considering the information available as of the filing date, management believes the carrying value of our long-lived assets at Maritza of approximately $1 billion is recoverable as of June 30, 2021.
AES Ohio Smart Grid and Comprehensive Settlement — On June 16, 2021, the PUCO issued an order approving without modification the Stipulation and Recommendation that AES Ohio had entered into with the staff of the PUCO and various customers, and organizations representing customers, of AES Ohio and certain other parties with respect to AES Ohio’s applications filed with the PUCO for (i) approval of AES Ohio’s plan to modernize its distribution grid (the “Smart Grid Plan”), (ii) findings that AES Ohio passed the significantly excessive earnings regulatory test (“SEET”) for 2018 and 2019, and (iii) findings that AES Ohio’s current electric security plan (“ESP 1”) satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. Applications for rehearing of the PUCO’s orders relating to the comprehensive settlement were filed on July 16, 2021 and remain pending.
AES Indiana Replacement Generation — AES Indiana retired 230 MW of coal-fired generation at Petersburg Unit 1 in May 2021 and has plans to retire 415 MW of coal-fired generation at Petersburg Unit 2 in 2023. As result of these retirements, AES Indiana filed a petition with the IURC in February 2021 for approvals and cost recovery associated with these retirements, including: (1) approval of AES Indiana’s creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) amortization of the regulatory assets based upon AES Indiana’s depreciation rates; and (3) recovery of the regulatory assets through inclusion in AES Indiana’s rate base and ongoing amortization in AES Indiana’s future rate cases. Additionally, in June 2021, AES Indiana received an order from the IURC approving the acquisition of a 195 MW solar project expected to commence operations in 2023 and, in July 2021, AES Indiana filed a request for regulatory approval to acquire a 250 MW solar and 180 MWh energy storage facility expected to commence operations in 2024.
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

54 | The AES Corporation | June 30, 2021 Form 10-Q
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
Impairments
Long-lived Assets — During the six months ended June 30, 2021, the Company recognized asset impairment expense of $1.3 billion. See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets that were assessed for impairment totaled $132 million at June 30, 2021.
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
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion residuals) and certain air emissions, such as SO2, NOx, particulate matter, mercury, and other hazardous air pollutants. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our operations are subject to significant government regulation and our business and results of operations could be adversely affected by changes in the law or regulatory schemes; Several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR; Our businesses are subject to stringent environmental laws, rules and regulations; and Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2020 Form 10-K.
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
In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Indiana, Maryland, Ohio, and Pennsylvania) affected the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and, accordingly, the EPA issued federal implementation plans that both updated existing CSAPR NOx ozone season emission budgets for electric generating units within these states and implemented these budgets through modifications to the CSAPR NOx ozone season allowance trading program. Implementation started in the 2017 ozone season (May-September 2017). Affected facilities receive fewer ozone season NOx allowances in 2017 and later, possibly resulting in the need to purchase additional allowances. Additionally, on September 13, 2019, the D.C. Circuit remanded a portion of October 2016 CSAPR Update Rule to the EPA. On March 15, 2021, the EPA released a pre-publication version of a final rule to address the 2020 D.C. Circuit decision. The EPA is issuing new or amended federal implementation plans for 12 states, including Indiana, Maryland, Ohio, and Pennsylvania, with revised CSAPR NOx ozone season emission budgets for electric generating units within these

55 | The AES Corporation | June 30, 2021 Form 10-Q
states via a new CSAPR NOx Ozone Season Group 3 Trading Program. Implementation is expected to begin during the 2021 ozone season (May through September 2021) with an effective date of June 29, 2021. AES Indiana facilities and AES Warrior Run in Maryland will receive fewer ozone season NOx allowances for future NOx Ozone Seasons likely beginning in 2021 and later, possibly resulting in the need to purchase additional allowances. In addition, subject sources in these states will be required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances by deadlines expected to occur in 2021. This requirement applies inclusive of assets and allowances that have since been sold and/or retired, including former AES assets in Ohio and Pennsylvania. While AES no longer operates electric generating units subject to the revised CSAPR Update Rule in Ohio or Pennsylvania, certain prior AES sources in these states were required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances and on July 14, 2021 the required allowances were recalled by EPA fulfilling this obligation.
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
Cooling Water Intake — The Company's facilities are subject to a variety of rules governing water use and discharge. In particular, the Company's U.S. facilities are subject to the CWA Section 316(b) rule issued by the EPA that seeks to protect fish and other aquatic organisms by requiring existing steam electric generating facilities to utilize the best technology available (“BTA”) for cooling water intake structures. On August 15, 2014, the EPA published its final standards to protect fish and other aquatic organisms drawn into cooling water systems at large power plants. These standards require certain subject facilities to choose among seven BTA options to reduce fish impingement. In addition, facilities that withdraw at least 125 million gallons per day for cooling purposes must conduct studies to assist permitting authorities to determine which site-specific controls, if any, are required to reduce entrainment. It is possible that this decision-making process, which includes permitting and public input, could result in the need to install closed cycle cooling systems (closed-cycle cooling towers), or other technology. Finally, the standards require that new units added to an existing facility to increase generation capacity are required to reduce both impingement and entrainment. It is not yet possible to predict the total impacts of this final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material.
Power plants are required to comply with the more stringent of state or federal requirements. At present, the California state requirements are more stringent and have earlier compliance dates than the federal EPA requirements, and are therefore applicable to the Company's California assets. On September 1, 2020, in response to a request by the state’s energy, utility, and grid operators and regulators, the SWRCB approved amendments to its OTC Policy. The SWRCB OTC Policy previously required the shutdown and permanent retirement of all remaining OTC generating units at AES Alamitos, AES Huntington Beach, and AES Redondo Beach by December 31, 2020. The amendment extends the deadline for shutdown and retirement of AES Alamitos and AES Huntington Beach’s remaining OTC generating units to December 31, 2023 and extends the deadline for shutdown and retirement of AES Redondo Beach’s remaining OTC generating units to December 31, 2021 (the “AES Redondo Beach Extension”). The respective facilities’ National Pollutant Discharge Elimination System permits have been revised to allow the remaining OTC generating units at AESAL, AESHB, and AESRB to continue operation beyond December 31, 2020 and in accordance with the current OTC Policy. In October 2020, the cities of Redondo Beach and Hermosa Beach filed a state court lawsuit challenging the AES Redondo Beach Extension. The outcome of the lawsuit is unclear. On March 16, 2021 the State Advisory Committee on Cooling Water Intake Structures

56 | The AES Corporation | June 30, 2021 Form 10-Q
(SACCWIS) released their draft 2021 report to SWRCB. The report summarizes the State of California’s current electrical grid reliability needs and recommends a two-year extension to the compliance schedule for Redondo Beach to address system-wide grid reliability needs. The final recommendation by the SWRCB regarding amendment of the OTC Policy remains pending and a public hearing on the matter is expected to occur in October 2021. The new air-cooled combined cycle gas turbine generators at the AES Alamitos and AES Huntington Beach generating stations began commercial operation in early 2020 and there is currently no plan to replace the OTC generating units at the AES Redondo Beach generating station following the retirement.
Capital Resources and Liquidity
Overview
As of June 30, 2021, the Company had unrestricted cash and cash equivalents of $1.2 billion, of which $373 million was held at the Parent Company and qualified holding companies. The Company had $282 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $813 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $16.5 billion and $3.4 billion, respectively. Of the $1.3 billion of our current non-recourse debt, $1.1 billion was presented as such because it is due in the next twelve months and $261 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents, of which $254 million is due to the bankruptcy of the offtaker.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to drawings under its revolving credit facility. However, as of June 30, 2021, the Parent Company does not have any outstanding drawings under its revolving credit facility. On a consolidated basis, of the Company’s $20.2 billion of total gross debt outstanding as of June 30, 2021, approximately $3.2 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $1.3 billion of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will

57 | The AES Corporation | June 30, 2021 Form 10-Q
be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At June 30, 2021, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $2 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s split rating, some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of June 30, 2021, we had $103 million in letters of credit outstanding provided under our unsecured credit facility and $59 million in letters of credit outstanding provided under our revolving credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended June 30, 2021, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables
As of June 30, 2021, the Company had approximately $119 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Argentina and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond June 30, 2022, or one year from the latest balance sheet date. The majority of Argentine receivables have been converted into long-term financing for the construction of power plants. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government. A portion relates to the extension of existing PPAs with the addition of renewable energy. See Note 5—Financing Receivables in Item 1.—Financial Statements and Key Trends and Uncertainties—Macroeconomic and Political—Chile in Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q and Item 1.—Business—South America SBU—Argentina—Regulatory Framework and Market Structure included in our 2020 Form 10-K for further information.
As of June 30, 2021, the Company had approximately $1.3 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. In December 2020, Mong Duong met the held-for-sale criteria and the loan receivable balance, net of CECL reserve, was reclassified to held-for-sale assets. As of June 30, 2021, $85 million of the loan receivable balance was classified as Current held-for-sale assets and $1.2 billion was classified as Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheets. See Note 13—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.

58 | The AES Corporation | June 30, 2021 Form 10-Q
Cash Sources and Uses
The primary sources of cash for the Company in the six months ended June 30, 2021 were debt financings, proceeds from the issuance of Equity Units, cash flows from operating activities, and sales of short-term investments. The primary uses of cash in the six months ended June 30, 2021 were repayments of debt, capital expenditures, and purchases of short-term investments.
The primary sources of cash for the Company in the six months ended June 30, 2020 were debt financings, cash flows from operating activities, and sales of short-term investments. The primary uses of cash in the six months ended June 30, 2020 were repayments of debt, capital expenditures, and purchases of short-term investments.
A summary of cash-based activities are as follows (in millions):

	Six Months Ended June 30,
Cash Sources:	2021	2020
Issuance of preferred stock	$1,015	$—
Borrowings under the revolving credit facilities	998	1,318
Issuance of non-recourse debt	700	1,913
Net cash provided by operating activities	604	820
Sale of short-term investments	316	341
Issuance of preferred shares in subsidiaries	151	—
Contributions from noncontrolling interests	95	—
Issuance of recourse debt	7	1,597
Other	120	65
Total Cash Sources	$4,006	$6,054

Cash Uses:
Capital expenditures	$(999)	$(962)
Repayments of non-recourse debt	(939)	(763)
Repayments under the revolving credit facilities	(932)	(958)
Purchase of short-term investments	(258)	(463)
Dividends paid on AES common stock	(200)	(190)
Contributions and loans to equity affiliates	(173)	(178)
Distributions to noncontrolling interests	(129)	(99)
Acquisitions of business interests, net of cash and restricted cash sold	(81)	(84)
Repayments of recourse debt	(7)	(1,596)
Other	(89)	(226)
Total Cash Uses	$(3,807)	$(5,519)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$199	$535
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative six month period (in millions):

	Six Months Ended June 30,
Cash flows provided by (used in):	2021	2020	$ Change
Operating activities	$604	$820	$(216)
Investing activities	(1,145)	(1,361)	216
Financing activities	682	1,158	(476)

59 | The AES Corporation | June 30, 2021 Form 10-Q
Operating Activities
Net cash provided by operating activities decreased $216 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
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
•Adjusted net income increased $695 million primarily due to higher margins at our South America SBU and decreases in income tax expense and interest expense, partially offset by lower margins at our MCAC SBU.
•Working capital requirements increased $911 million, primarily due to a decrease in income tax liabilities, a decrease in deferred income at Angamos due to revenue recognized from early contract terminations with Minera Escondida and Minera Spence in 2020, and the timing of the GSF liability payment at Tietê.
Investing Activities
Net cash used in investing activities decreased $216 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
Investing Cash Flows
(in millions)
•Proceeds from short-term investing activities increased $180 million, primarily at AES Brasil as a result of lower net short-term investment purchases in 2021.
•The $73 million impact from other investing activities is largely due to an increase in loan repayments from Fluence, our equity method investment.
•Capital expenditures increased $37 million, discussed further below.

60 | The AES Corporation | June 30, 2021 Form 10-Q
Capital Expenditures
(in millions)
•Growth expenditures increased $48 million, primarily driven by higher TDSIC investments at AES Indiana, renewable projects at Clean Energy and AES Brasil, and expenditures for the Mountain View repowering project. This impact was partially offset by the completion of renewable energy projects at Argentina, Distributed Energy, and AES Hawaii, as well as the completion of the Southland repowering project.
•Maintenance expenditures decreased $9 million, primarily due the timing of payments in the prior year related to projects at AES Indiana and prior year expenditures at Andres as a result of the steam turbine lightning damage, partially offset by increased expenditures at DPL and AES Andes.
•Environmental expenditures decreased $2 million, primarily due to the timing of payments in the prior year related to projects at AES Indiana.
Financing Activities
Net cash provided by financing activities decreased $476 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
Financing Cash Flows
(in millions)
See Notes 7—Debt and 11—Equity in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt and equity transactions.
•The $1 billion impact from issuance of preferred stock is due to the issuance of Equity Units at the Parent Company.
•The $151 million impact from issuance of preferred shares in subsidiaries is due to proceeds from the issuance of preferred shares to minority interests of Guaimbê Holding.
•The $95 million impact from contributions from noncontrolling interests is primarily due to contributions from minority interests at AES Andes due to the preemptive rights offering to fund its renewable growth program.
•The $1.4 billion impact from non-recourse debt transactions is primarily due to lower net borrowings at DPL, Southland Energy, Vietnam, Panama, AES Andes, Argentina, and Distributed Energy, and by an increase in net repayments at Tietê and the Dominican Republic, partially offset by an increase in net borrowings at Clean Energy.

61 | The AES Corporation | June 30, 2021 Form 10-Q
•The $345 million impact from Parent Company revolver transactions is primarily due to lower net borrowings in the current year.
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

	June 30, 2021	December 31, 2020
Consolidated cash and cash equivalents	$1,213	$1,089
Less: Cash and cash equivalents at subsidiaries	(840)	(1,018)
Parent Company and qualified holding companies’ cash and cash equivalents	373	71
Commitments under the Parent Company credit facility	1,000	1,000
Less: Letters of credit under the credit facility	(59)	(77)
Less: Borrowings under the credit facility	—	(70)
Borrowings available under the Parent Company credit facility	941	853
Total Parent Company Liquidity	$1,314	$924
The Company utilizes its Parent Company credit facility for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year.
The Parent Company paid dividends of $0.1505 per outstanding share to its common stockholders during the first and second quarters of 2021 for dividends declared in December 2020 and February 2021, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $3.4 billion as of June 30, 2021 and December 31, 2020. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2020 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our revolving credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance

62 | The AES Corporation | June 30, 2021 Form 10-Q
sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of June 30, 2021, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $1.3 billion. The portion of current debt related to such defaults was $261 million at June 30, 2021, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents, of which $254 million is due to the bankruptcy of the offtaker. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of June 30, 2021, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of June 30, 2021, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2020 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2021.

63 | The AES Corporation | June 30, 2021 Form 10-Q
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2021, we project pre-tax earnings exposure on a 10% move in commodity prices would be $(5) million for natural gas, less than $(5) million for oil, less than $(5) million for coal, and less than $(5) million for power. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with higher power, higher oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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

64 | The AES Corporation | June 30, 2021 Form 10-Q
In the South America SBU, our business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. The majority of our PPAs include mechanisms of indexation that adjust the price of energy based on fluctuations in the price of coal, with the specific indices and timing varying by contract, in order to mitigate changes in the price of fuel. For the portion of our contracts not indexed to the price of coal, we have implemented a hedging strategy based on international coal financial instruments for up to three years. In Colombia, we operate under a shorter-term sales strategy with spot market exposure for uncontracted volumes. Because we own hydroelectric assets there, contracts are not indexed to fuel. Additionally, in Brazil, the hydroelectric generating facility is covered by contract sales. Under normal hydrological volatility, spot price risk is mitigated through a regulated sharing mechanism across all hydroelectric generators in the country. Under drier conditions, the sharing mechanism may not be sufficient to cover the business' contract position, and therefore it may have to purchase power at spot prices driven by the cost of thermal generation.
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
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward-looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distributions and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis, which could result in greater volatility in earnings. The largest foreign exchange risks over the remaining period of 2021 stem from the following currencies: Brazilian real, Colombian peso, and Euro. As of June 30, 2021, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate are projected to be impacted by $5 million for Euro, less than $5 million for Brazilian real, and less than $5 million for Colombia peso. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2021 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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

65 | The AES Corporation | June 30, 2021 Form 10-Q
certain cases, particularly for non-recourse financing, we execute interest rate swap, cap, and floor agreements to effectively fix or limit the interest rate exposure on the underlying financing. Most of our interest rate risk is related to non-recourse financings at our businesses.
As of June 30, 2021, the portfolio’s pre-tax earnings exposure for 2021 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $10 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2021, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

66 | The AES Corporation | June 30, 2021 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of June 30, 2021.
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
In October 2015, AES Indiana received a similar NOV alleging violations at Petersburg Station. In addition, in February 2016, AES Indiana received an NOV from the EPA alleging violations of New Source Review and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Station. On August 31, 2020, AES Indiana reached a settlement with the EPA, the DOJ and IDEM, resolving these purported violations of the CAA at Petersburg Station. The settlement agreement, in the form of a proposed judicial consent decree, was approved and entered by the U.S. District Court for the Southern District of Indiana on March 23, 2021, and includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than AES Indiana's current Title V air permit; payment of civil penalties totaling $1.5 million; a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.3 million on a state-only environmentally beneficial project to preserve

67 | The AES Corporation | June 30, 2021 Form 10-Q
local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If AES Indiana does not meet the retirement obligation, it must install a Selective Non-Catalytic Reduction System (SNCR) on Unit 4.
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
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Also, Alto Maipo drew $73 million under letters of credit (“LC Funds”) in connection with its termination of CNM. Alto Maipo is pursuing arbitration against CNM to recover excess completion costs and other damages totaling at least $236 million (net of the LC Funds) relating to CNM’s breaches (“First Arbitration”). CNM denies liability and seeks a declaration that its termination was wrongful, damages that it alleges result from that termination, and other relief. CNM alleges that it is entitled to damages ranging from $70 million to $170 million (which include the LC Funds) plus interest and costs, based on various scenarios. Alto Maipo has contested these submissions. The evidentiary hearing in the First Arbitration took place May 20-31, 2019, and closing arguments were heard June 9-10, 2020. The parties are now awaiting the Tribunal’s decision in the First Arbitration. Also, in August 2018, CNM purported to initiate a separate arbitration against AES Andes and the Company (“Second Arbitration”). In the Second Arbitration, CNM seeks to pierce Alto Maipo’s corporate veil and appears to seek an award holding AES Andes and the Company jointly and severally liable to pay any alleged net amounts that are found to be due to CNM in the First Arbitration or otherwise. The Second Arbitration has been consolidated into the First Arbitration. The arbitral tribunal has bifurcated the Second Arbitration to determine in the first instance the jurisdictional objections raised by AES Andes and the Company to CNM’s piercing claims. The hearing on the jurisdictional objections, which was previously scheduled, has been postponed to a date to be determined. Each of Alto Maipo, AES Andes, and the Company believes it has meritorious claims and/or defenses and will pursue its interests vigorously; however, there can be no assurances that each will be successful in its efforts.
In October 2017, the Maritime Prosecution Office from Valparaíso issued a ruling alleging responsibility by AES Andes for the presence of coal waste on Ventanas beach, and proposed a fine before the Maritime Governor, of

68 | The AES Corporation | June 30, 2021 Form 10-Q
approximately $395,000 USD. AES Andes submitted its statement of defense, denying the allegations. An evidentiary stage was concluded and then re-opened by order of the Maritime Governor on February 5, 2019 to allow AES Andes an opportunity to present reports and other evidence to challenge the grounds of the ruling. AES Andes has completed its presentation of evidence and awaits the Maritime Prosecution Office’s decision of the case. In May 2021, AES Andes was notified of an amended Opinion of the Maritime Prosecution Office which extends the alleged liability to a third party and reduces the proposed fine to AES Andes to approximately $263,000 USD. AES Andes responded to the new Opinion on May 31. AES Andes believes that it has meritorious defenses to the allegations; however, there are no assurances that it will be successful in defending this action.
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
In October 2019, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the environmental permit of the Ventanas Complex, initiating a sanctioning process through Exempt Resolution N° 1 / ROL D-129-2019. The alleged charges include exceeding generation limits, failing to reduce emissions during episodes of poor air quality, exceeding limits on discharges to the sea, and exceeding noise limits. AES Andes has submitted a proposed “Compliance Program” to the SMA for the Ventanas Complex. The latest version of this Compliance Program was submitted on May 26, 2021 and is currently under review by the SMA. Fines are possible if the SMA determines that non-compliance resulted in an economic benefit. As the charges are currently classified, the maximum fine is approximately $6.5 million USD. However, if the Compliance Program is approved and successfully implemented, the process is expected to conclude without fines and to not generate further action. The cost of proposed Compliance Program is approximately $10.5 million USD.
On October 14, 2019, under Exempt Resolution N° 1 / ROL D-146-2019, the SMA notified Guacolda of alleged breaches associated with the environmental permit at the Guacolda Complex. These allegations include failure to comply with all measures to mitigate atmospheric emissions, failure to comply with mitigation measures to avoid solid fuel discharges to the sea, failure to perform temperature monitoring in intake and water discharge at Unit 3, and a one-day exceedance of the seawater discharge limits. Guacolda submitted a proposed "Compliance Program", and in August 2020, it was approved by the SMA. Upon successful execution of the Compliance Program, which has an approximate cost of $2.99 million USD, the process is expected to conclude without fines and to not generate further actions. On July 22, 2021, the Guacolda Complex was transferred to an unaffiliated third-party purchaser, along with the responsibility to comply with the Compliance Program.
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

69 | The AES Corporation | June 30, 2021 Form 10-Q
will take place in November 2021. AES Mérida believes that it has meritorious defenses and claims and will assert them vigorously in the arbitration; however, there can be no assurances that it will be successful in its efforts.
In June 2021, in two constitutional actions concerning the environment, the Valparaiso Court of Appeal ordered the suspension of the operation of the wastewater discharge system of the AES Andes’s Ventanas generation complex, as well as the prohibition of the arrival of vessels with coal in the Quintero Bay, and unloading of coal in the Ventanas port (owned by a third party). A potential suspension of operations (if any) would be effective only if the resolutions are confirmed by the Supreme Court. Even if the resolutions are confirmed, they would be expected to have temporary effects considering that AES Andes and other parties are already complying with remediation measures previously imposed by the Maritime Authority in connection with these matters. The orders are not effective and enforceable at this time, as AES Andes and others initiated appellate challenges. On July 28, 2021, AES Andes and the other appellants moved to withdraw the appellate challenges on the basis that AES Andes and the other parties believe they are in compliance with the measures currently imposed by the Maritime Authority. If an adverse ruling is issued, AES Andes will pursue its interests vigorously; however, there can be no assurances that it will be successful in its efforts.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of June 30, 2021, $264 million remained available for repurchase under the Program. No repurchases were made by The AES Corporation of its common stock during the second quarter of 2021.
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
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

70 | The AES Corporation | June 30, 2021 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	August 4, 2021	By:	/s/ GUSTAVO PIMENTA
			Name:	Gustavo Pimenta
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Vice President and Controller (Principal Accounting Officer)