Form 10-Q
period 2021-09-30
AES CORP
filed 2021-11-03
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on November 1, 2021 was 666,713,829.

The AES Corporation
Form 10-Q for the Quarterly Period ended September 30, 2021

1 | The AES Corporation | September 30, 2021 Form 10-Q
Glossary of Terms
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly branded as AES Gener
AES Brasil	AES Tietê Energia S.A., formerly branded as AES Tietê
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AIMCo	Alberta Management Investment Corporation
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
OPGC	Odisha Power Generation Corporation, Ltd.
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
SWRCB	California State Water Resources Board
TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

2 | The AES Corporation | September 30, 2021 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2021	December 31, 2020

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,411	$1,089
Restricted cash	250	297
Short-term investments	170	335
Accounts receivable, net of allowance for doubtful accounts of $9 and $13, respectively	1,400	1,300
Inventory	577	461
Prepaid expenses	133	102
Other current assets	889	726
Current held-for-sale assets	860	1,104
Total current assets	5,690	5,414
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	412	417
Electric generation, distribution assets and other	24,943	26,707
Accumulated depreciation	(8,112)	(8,472)
Construction in progress	5,545	4,174
Property, plant and equipment, net	22,788	22,826
Other Assets:
Investments in and advances to affiliates	781	835
Debt service reserves and other deposits	313	441
Goodwill	1,110	1,061
Other intangible assets, net of accumulated amortization of $379 and $330, respectively	928	827
Deferred income taxes	314	288
Other noncurrent assets, net of allowance of $23 and $21, respectively	1,917	1,660
Noncurrent held-for-sale assets	1,189	1,251
Total other assets	6,552	6,363
TOTAL ASSETS	$35,030	$34,603
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,015	$1,156
Accrued interest	220	191
Accrued non-income taxes	237	257
Deferred income	84	438
Accrued and other liabilities	1,053	1,223
Non-recourse debt, including $324 and $336, respectively, related to variable interest entities	1,494	1,430
Current held-for-sale liabilities	555	667
Total current liabilities	4,658	5,362
NONCURRENT LIABILITIES
Recourse debt	3,393	3,446
Non-recourse debt, including $3,990 and $3,918, respectively, related to variable interest entities	15,124	15,005
Deferred income taxes	1,144	1,100
Other noncurrent liabilities	3,214	3,241
Noncurrent held-for-sale liabilities	799	857
Total noncurrent liabilities	23,674	23,649
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	934	872
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at September 30, 2021)	1,043	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 818,717,043 issued and 666,713,829 outstanding at September 30, 2021 and 818,398,654 issued and 665,370,128 outstanding at December 31, 2020)	8	8
Additional paid-in capital	7,099	7,561
Accumulated deficit	(457)	(680)
Accumulated other comprehensive loss	(2,365)	(2,397)
Treasury stock, at cost (152,003,214 and 153,028,526 shares at September 30, 2021 and December 31, 2020, respectively)	(1,846)	(1,858)
Total AES Corporation stockholders’ equity	3,482	2,634
NONCONTROLLING INTERESTS	2,282	2,086
Total equity	5,764	4,720
TOTAL LIABILITIES AND EQUITY	$35,030	$34,603
See Notes to Condensed Consolidated Financial Statements.

3 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions, except share and per share amounts)
Revenue:
Regulated	$768	$680	$2,147	$2,016
Non-Regulated	2,268	1,865	6,224	5,084
Total revenue	3,036	2,545	8,371	7,100
Cost of Sales:
Regulated	(644)	(548)	(1,806)	(1,675)
Non-Regulated	(1,632)	(1,241)	(4,413)	(3,638)
Total cost of sales	(2,276)	(1,789)	(6,219)	(5,313)
Operating margin	760	756	2,152	1,787
General and administrative expenses	(39)	(41)	(130)	(119)
Interest expense	(242)	(290)	(669)	(741)
Interest income	71	64	212	198
Loss on extinguishment of debt	(22)	(54)	(41)	(95)
Other expense	(12)	(20)	(32)	(27)
Other income	48	6	274	60
Gain (loss) on disposal and sale of business interests	22	(90)	81	(117)
Asset impairment expense	(29)	(849)	(1,374)	(855)
Foreign currency transaction gains (losses)	29	2	(8)	20
Other non-operating expense	—	—	—	(202)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	586	(516)	465	(91)
Income tax benefit (expense)	(126)	147	(75)	(55)
Net equity in earnings (losses) of affiliates	25	(112)	(15)	(106)
INCOME (LOSS) FROM CONTINUING OPERATIONS	485	(481)	375	(252)
Gain from disposal of discontinued businesses	—	—	4	3
NET INCOME (LOSS)	485	(481)	379	(249)
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	(142)	148	(156)	(23)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$343	$(333)	$223	$(272)
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$343	$(333)	$219	$(275)
Income from discontinued operations, net of tax	—	—	4	3
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$343	$(333)	$223	$(272)
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.52	$(0.50)	$0.32	$(0.41)
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	—	0.01	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.52	$(0.50)	$0.33	$(0.41)
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.48	$(0.50)	$0.31	$(0.41)
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	—	0.01	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.48	$(0.50)	$0.32	$(0.41)
DILUTED SHARES OUTSTANDING	710	665	700	665
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
NET INCOME (LOSS)	$485	$(481)	$379	$(249)
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	(58)	30	(89)	(105)
Reclassification to earnings, net of $0 income tax for all periods	—	80	3	78
Total foreign currency translation adjustments	(58)	110	(86)	(27)
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $2, $(8), $(17), and $139, respectively	(6)	23	62	(471)
Reclassification to earnings, net of income tax expense of $10, $10, $23, and $24, respectively	30	27	79	84
Total change in fair value of derivatives	24	50	141	(387)
Pension activity:
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax expense of $1, $0, $1, and $0, respectively	(1)	—	(1)	—
Reclassification to earnings, net of income tax benefit (expense) of $1, $0, $0, and $(1), respectively	4	1	5	1
Total pension adjustments	3	1	4	1
OTHER COMPREHENSIVE INCOME (LOSS)	(31)	161	59	(413)
COMPREHENSIVE INCOME (LOSS)	454	(320)	438	(662)
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	(125)	166	(172)	106
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$329	$(154)	$266	$(556)
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2021	—	$—	818.4	$8	153.0	$(1,858)	$7,561	$(680)	$(2,397)	$2,086
Net income (loss)	—	—	—	—	—	—	—	(148)	—	119
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(53)	(16)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	219	27
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income	—	—	—	—	—	—	—	—	166	12
Fair value adjustment (1)	—	—	—	—	—	—	33	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(17)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(5)	—	(6)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	94
Issuance of preferred stock	1.0	1,043	—	—	—	—	(235)	—	—	—
Dividends declared on common stock ($0.1505/share)	—	—	—	—	—	—	(101)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.2	—	(0.7)	8	(12)	—	—	—
Balance at March 31, 2021	1.0	$1,043	818.6	$8	152.3	$(1,850)	$7,241	$(828)	$(2,237)	$2,291
Net income (loss)	—	—	—	—	—	—	—	28	—	(103)
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	30	11
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(140)	(9)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	1	(1)
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(109)	1
Fair value adjustment (1)	—	—	—	—	—	—	(36)	—	—	—
Disposition of business interests (2)	—	—	—	—	—	—	—	—	—	(109)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(117)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(2)	—	(1)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1
Sales to noncontrolling interests	—	—	—	—	—	—	—	—	—	17
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	151
Issuance of preferred stock	—	—	—	—	—	—	1	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	—	—	7	—	—	—
Balance at June 30, 2021	1.0	$1,043	818.7	$8	152.3	$(1,850)	$7,211	$(800)	$(2,347)	$2,132
Net income	—	—	—	—	—	—	—	343	—	145
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(33)	(25)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	18	6
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	1	2
Total other comprehensive loss	—	—	—	—	—	—	—	—	(14)	(17)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(40)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(8)	—	(4)	—
Sales to noncontrolling interests	—	—	—	—	—	—	(6)	—	—	62
Dividends declared on AES common stock ($0.1505/share)	—	—	—	—	—	—	(100)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.3)	4	2	—	—	—
Balance at September 30, 2021	1.0	$1,043	818.7	$8	152.0	$(1,846)	$7,099	$(457)	$(2,365)	$2,282

(1)     Adjustment to record the redeemable stock of Colon at fair value.
(2)     See Note 18—Held-For-Sale and Dispositions for further information.

See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2020	—	$—	817.8	$8	153.9	$(1,867)	$7,776	$(692)	$(2,229)	$2,233
Net income	—	—	—	—	—	—	—	144	—	82
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(96)	(56)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(366)	(25)
Total other comprehensive loss	—	—	—	—	—	—	—	—	(462)	(81)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	—	—	(35)	—	(16)
Fair value adjustment (2)	—	—	—	—	—	—	(7)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(33)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	2	—	(1)	(8)
Sales to noncontrolling interests	—	—	—	—	—	—	(1)	—	—	1
Dividends declared on common stock ($0.1433/share)	—	—	—	—	—	—	(95)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(0.8)	9	(11)	—	—	—
Balance at March 31, 2020	—	$—	817.9	$8	153.1	$(1,858)	$7,664	$(583)	$(2,692)	$2,178
Net income (loss)	—	—	—	—	—	—	—	(83)	—	83
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	17	(2)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(18)	(2)
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1)	(4)
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	—	1	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(89)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	3	—	—	(2)
Sales to noncontrolling interests	—	—	—	—	—	—	(2)	—	—	14
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.1)	—	5	—	—	—
Balance at June 30, 2020	—	$—	817.9	$8	153.0	$(1,858)	$7,670	$(665)	$(2,693)	$2,180
Net loss	—	—	—	—	—	—	—	(333)	—	(153)
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	114	(4)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	65	(12)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	179	(15)
Fair value adjustment (2)	—	—	—	—	—	—	10	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(66)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(88)	—	(114)	(37)
Sales to noncontrolling interests	—	—	—	—	—	—	(19)	—	—	47
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	113
Dividends declared on AES common stock ($0.1433/share)	—	—	—	—	—	—	(95)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.2	—	—	—	2	—	—	—
Balance at September 30, 2020	—	$—	818.1	$8	153.0	$(1,858)	$7,480	$(998)	$(2,628)	$2,069
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

See Notes to Condensed Consolidated Financial Statements.

7 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$379	$(249)
Adjustments to net income (loss):
Depreciation and amortization	795	803
Loss (gain) on disposal and sale of business interests	(81)	117
Impairment expense	1,374	1,057
Deferred income taxes	(77)	(342)
Loss on extinguishment of debt	41	95
Gain on sale and disposal of assets	(9)	(37)
Gain on remeasurement to acquisition date fair value	(220)	—
Loss of affiliates, net of dividends	28	116
Other	363	134
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(118)	(40)
(Increase) decrease in inventory	(70)	(15)
(Increase) decrease in prepaid expenses and other current assets	(36)	33
(Increase) decrease in other assets	25	(252)
Increase (decrease) in accounts payable and other current liabilities	(257)	(98)
Increase (decrease) in income tax payables, net and other tax payables	(375)	62
Increase (decrease) in deferred income	(360)	606
Increase (decrease) in other liabilities	(23)	97
Net cash provided by operating activities	1,379	2,087
INVESTING ACTIVITIES:
Capital expenditures	(1,534)	(1,375)
Acquisitions of business interests, net of cash and restricted cash acquired	(93)	(94)
Proceeds from the sale of business interests, net of cash and restricted cash sold	91	41
Sale of short-term investments	525	439
Purchase of short-term investments	(372)	(546)
Contributions and loans to equity affiliates	(321)	(286)
Affiliate repayments and returns of capital	195	110
Other investing	(219)	(145)
Net cash used in investing activities	(1,728)	(1,856)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	1,251	2,099
Repayments under the revolving credit facilities	(1,031)	(1,515)
Issuance of recourse debt	7	1,619
Repayments of recourse debt	(7)	(1,596)
Issuance of non-recourse debt	978	4,229
Repayments of non-recourse debt	(1,342)	(3,451)
Payments for financing fees	(19)	(79)
Distributions to noncontrolling interests	(173)	(194)
Acquisitions of noncontrolling interests	(17)	(240)
Contributions from noncontrolling interests	95	—
Sales to noncontrolling interests	81	41
Issuance of preferred shares in subsidiaries	151	113
Issuance of preferred stock	1,014	—
Dividends paid on AES common stock	(301)	(286)
Payments for financed capital expenditures	(6)	(59)
Other financing	(160)	(24)
Net cash provided by financing activities	521	657
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	(33)
Increase in cash, cash equivalents and restricted cash of held-for-sale businesses	—	(46)
Total increase in cash, cash equivalents and restricted cash	147	809
Cash, cash equivalents and restricted cash, beginning	1,827	1,572
Cash, cash equivalents and restricted cash, ending	$1,974	$2,381
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$576	$618
Cash payments for income taxes, net of refunds	407	258
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Notes payable issued for the acquisition of business interests (see Notes 12 and 19)	258	—
Non-cash consideration transferred for the Clean Energy transaction (see Note 19)	99	—

See Notes to Condensed Consolidated Financial Statements.

8 | Notes to Condensed Consolidated Financial Statements | September 30, 2021 and 2020
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2021 and 2020
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of expected results for the year ending December 31, 2021. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2020 audited consolidated financial statements and notes thereto, which are included in the 2020 Form 10-K filed with the SEC on February 24, 2021 (the “2020 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,411	$1,089
Restricted cash	250	297
Debt service reserves and other deposits	313	441
Cash, Cash Equivalents, and Restricted Cash	$1,974	$1,827

9 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

ASC 326 - Financial Instruments - Credit Losses - The following table represents the rollforward of the allowance for credit losses for the period indicated (in millions):

Nine Months Ended September 30, 2021	Accounts Receivable (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$11	$32	$20	$1	$64
Current period provision	3	—	5	—	8
Write-offs charged against allowance	(8)	—	—	—	(8)
Recoveries collected	2	(1)	—	(1)	—
Foreign exchange	—	—	(3)	—	(3)
CECL reserve balance at end of period	$8	$31	$22	$—	$61

Nine Months Ended September 30, 2020	Accounts Receivable (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$4	$34	$29	$1	$68
Current period provision	9	—	1	—	10
Write-offs charged against allowance	(9)	—	—	—	(9)
Recoveries collected	5	(1)	(2)	—	2
Foreign exchange	—	—	(6)	—	(6)
CECL reserve balance at end of period	$9	$33	$22	$1	$65
_____________________________
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $2 million and $4 million as of September 30, 2021 and September 30, 2020, respectively. Those reserves are not in scope under ASC 326.
(2)Mong Duong Loan Receivable credit losses allowance was reclassified to held-for-sale assets on the Consolidated Balance Sheet as of September 30, 2021.
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

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

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
		For fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2020-06, Debt - Debt with conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Equity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity	The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation.	For fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2020-04 and 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2022).	Effective for all entities as of March 12, 2020 through December 31, 2022.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	September 30, 2021	December 31, 2020
Fuel and other raw materials	$312	$223
Spare parts and supplies	265	238
Total	$577	$461
3. ASSET RETIREMENT OBLIGATIONS
The Company uses the cost approach to determine the initial value of ARO liabilities, which is estimated by discounting expected cash outflows to their present value using market-based rates at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information, or other management estimates. Subsequent downward revisions of ARO liabilities are discounted using the market-based rates that existed when the liability was initially recognized.
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

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

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

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Unsecured debentures	$—	$—	$—	$—	$—	$21	$—	$21
Certificates of deposit	—	137	—	137	—	238	—	238
Total debt securities	—	137	—	137	—	259	—	259
EQUITY SECURITIES:
Mutual funds	30	12	—	42	28	51	—	79
Total equity securities	30	12	—	42	28	51	—	79
DERIVATIVES:
Interest rate derivatives	—	53	1	54	—	13	—	13
Cross-currency derivatives	—	—	3	3	—	5	—	5
Foreign currency derivatives	—	19	117	136	—	15	146	161
Commodity derivatives	—	68	3	71	—	8	2	10
Total derivatives — assets	—	140	124	264	—	41	148	189
TOTAL ASSETS	$30	$289	$124	$443	$28	$351	$148	$527
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$362	$91	$453	$—	$374	$236	$610
Cross-currency derivatives	—	—	13	13	—	2	2	4
Foreign currency derivatives	—	32	—	32	—	43	—	43
Commodity derivatives	—	58	5	63	—	22	—	22
Total derivatives — liabilities	—	452	109	561	—	441	238	679
TOTAL LIABILITIES	$—	$452	$109	$561	$—	$441	$238	$679
As of September 30, 2021, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three and nine months ended September 30, 2021. Credit-related impairments are recognized in earnings under ASC 326. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross proceeds from sale of available-for-sale securities	$207	$97	$507	$410
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

Three Months Ended September 30, 2021	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at July 1	$(192)	$(32)	$97	$15	$(112)
Total realized and unrealized gains (losses):
Included in earnings	12	20	22	(1)	53
Included in other comprehensive income — derivative activity	(14)	—	7	(15)	(22)
Included in other comprehensive income — foreign currency translation activity	—	2	—	—	2
Included in regulatory (assets) liabilities	—	—	—	(2)	(2)
Settlements	12	—	(9)	1	4
Transfers of assets (liabilities), net into Level 3	(4)	—	—	—	(4)
Transfers of (assets)/liabilities, net out of Level 3	96	—	—	—	96
Balance at September 30	$(90)	$(10)	$117	$(2)	$15
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$4	$15	$(1)	$18

Three Months Ended September 30, 2020	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at July 1	$(286)	$(23)	$76	$1	$(232)
Total realized and unrealized gains (losses):
Included in earnings	—	—	8	1	9
Included in other comprehensive income — derivative activity	(8)	3	3	—	(2)
Included in regulatory (assets) liabilities	—	—	—	(1)	(1)
Settlements	12	9	(9)	1	13
Transfers of assets (liabilities), net into Level 3	—	—	—	—	—
Transfers of (assets)/liabilities, net out of Level 3	13	—	1	—	14
Balance at September 30	$(269)	$(11)	$79	$2	$(199)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$—	$1	$1

Nine Months Ended September 30, 2021	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(236)	$(2)	$146	$2	$(90)
Total realized and unrealized gains (losses):
Included in earnings	13	(13)	(1)	(1)	(2)
Included in other comprehensive income — derivative activity	6	—	(1)	(3)	2
Included in other comprehensive income — foreign currency translation activity	—	4	—	—	4
Included in regulatory (assets) liabilities	—	—	—	1	1
Settlements	35	1	(27)	(1)	8
Transfers of assets (liabilities), net into Level 3	(4)	—	—	—	(4)
Transfers of (assets) liabilities, net out of Level 3	96	—	—	—	96
Balance at September 30	$(90)	$(10)	$117	$(2)	$15
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$1	$4	$(29)	$(1)	$(25)

Nine Months Ended September 30, 2020	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(184)	$(11)	$94	$(1)	$(102)
Total realized and unrealized gains (losses):
Included in earnings	2	—	10	2	14
Included in other comprehensive income — derivative activity	(79)	(10)	4	—	(85)
Included in regulatory (assets) liabilities	—	—	—	1	1
Settlements	20	10	(30)	—	—
Transfers of assets (liabilities), net into Level 3	(28)	—	—	—	(28)
Transfers of (assets) liabilities, net out of Level 3	—	—	1	—	1
Balance at September 30	$(269)	$(11)	$79	$2	$(199)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(13)	$2	$(11)

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of September 30, 2021 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(90)	Subsidiaries’ credit spreads	0.6% - 3.4% (3.4%)
Cross-currency	(10)	Subsidiaries’ credit spreads	3.4%
Foreign currency:
Argentine peso	117	Argentine peso to U.S. dollar currency exchange rate after one year	100 - 626 (293)
Commodity:
Other	(2)
Total	$15
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

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Nine Months Ended September 30, 2021			Level 1	Level 2	Level 3
Long-lived assets held-for-sale:
Estrella del Mar I	09/30/2021	$17	$—	$6	$—	$11
Long-lived assets held and used:
Puerto Rico	03/31/2021	$548	$—	$—	$73	$475
Mountain View I & II	04/30/2021	78	—	—	11	67
Ventanas 3 & 4	06/30/2021	661	—	—	12	649
Angamos	06/30/2021	241	—	—	86	155

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Nine Months Ended September 30, 2020			Level 1	Level 2	Level 3
Long-lived assets held and used:
Angamos	08/01/2020	$870	$—	$—	$306	$564
Ventanas 1 & 2	08/01/2020	213	—	—	—	213
Hawaii	08/31/2020	114	—	—	76	38
Estrella del Mar I	09/30/2020	44	—	—	14	30
Equity method investments:
OPGC (2)	3/31/2020	$195	$—	$—	$152	$43
OPGC (3)	6/30/2020	272	—	104	—	158
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
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets held and used measured on a nonrecurring basis during the nine months ended September 30, 2021 (in millions, except range amounts):

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
Puerto Rico	$73	Discounted cash flow	Annual revenue growth	(80)% to 8%
			Annual variable margin	37% to 97%
			Weighted-average cost of capital	18.2%
Mountain View I & II	11	Discounted cash flow	Annual revenue growth	(69)% to 54% (-0.02%)
			Annual variable margin	(10)% to 56% (45.99%)
			Weighted-average cost of capital	7.5%
Ventanas 3 & 4	12	Discounted cash flow	Annual revenue growth	(18)% to 23% (2%)
			Annual variable margin	(5)% to 21% (6%)
			Weighted-average cost of capital	11%
Angamos	86	Discounted cash flow	Annual revenue growth	(8)% to 58% (8%)
			Annual variable margin	(8)% to 53% (11%)
			Weighted-average cost of capital	11%
Total	$171
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

		September 30, 2021
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$80	$162	$—	$—	$162
Liabilities:	Non-recourse debt	16,501	18,644	—	18,615	29
	Recourse debt	3,395	3,543	—	3,543	—

		December 31, 2020
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$97	$197	$—	$—	$197
Liabilities:	Non-recourse debt	16,354	18,403	5	15,301	3,097
	Recourse debt	3,446	3,677	—	3,677	—
_____________________________
(1)These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and amounts impacted by the Stabilization Fund enacted by the Chilean government, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $2 million and $4 million as of September 30, 2021 and December 31, 2020, respectively.
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivative Instruments and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2020 Form 10-K.

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of September 30, 2021, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate (LIBOR and EURIBOR)	$5,313	2059
Cross-currency swaps (Chilean Unidad de Fomento and Brazilian Real)	254	2026
Foreign Currency:
Argentine peso	13	2026
Chilean peso	196	2024
Colombian peso	145	2023
Euro	101	2023
Mexican Peso	127	2022
Brazilian Real	70	2022
Others, primarily with weighted average remaining maturities of a year or less	3	2021

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	88	2029
Power (in MWhs)	23	2043
Coal (in Tons or Metric Tons)	8	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of the periods indicated (in millions):

Fair Value	September 30, 2021			December 31, 2020
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$54	$—	$54	$13	$—	$13
Cross-currency derivatives	3	—	3	5	—	5
Foreign currency derivatives	30	106	136	40	121	161
Commodity derivatives	20	51	71	2	8	10
Total assets	$107	$157	$264	$60	$129	$189
Liabilities
Interest rate derivatives	$447	$6	$453	$506	$104	$610
Cross-currency derivatives	13	—	13	4	—	4
Foreign currency derivatives	17	15	32	8	35	43
Commodity derivatives	3	60	63	—	22	22
Total liabilities	$480	$81	$561	$518	$161	$679

	September 30, 2021		December 31, 2020
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$108	$146	$51	$236
Noncurrent	156	415	138	443
Total	$264	$561	$189	$679

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$10	$20	$97	$(575)
Cross-currency derivatives	(14)	11	(11)	(25)
Foreign currency derivatives	(7)	—	(27)	(14)
Commodity derivatives	3	—	20	4
Total	$(8)	$31	$79	$(610)
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(24)	$(38)	$(76)	$(83)
Cross-currency derivatives	(13)	4	(15)	(11)
Foreign currency derivatives	(7)	(3)	(12)	(16)
Commodity derivatives	4	—	1	2
Total	$(40)	$(37)	$(102)	$(108)
Gains (Losses) on fair value hedging relationship
Cross-currency derivatives	$(22)	$—	$(10)	$—
Hedged items	27	—	8	—
Total	$5	$—	$(2)	$—
Gains reclassified from AOCL to earnings due to discontinuance of hedge accounting	$—	$—	$—	$—
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$(1)	$—	$104	$(1)
Foreign currency derivatives	28	8	24	30
Commodity derivatives and other	17	(56)	(64)	(50)
Total	$44	$(48)	$64	$(21)
AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended September 30, 2022 by $90 million, primarily due to interest rate derivatives.
6. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions):

	September 30, 2021			December 31, 2020
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Argentina	$12	$2	$10	$48	$9	$39
Chile	46	—	46	31	—	31
Other	26	—	26	31	—	31
Total	$84	$2	$82	$110	$9	$101
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
Argentina — Collection of the principal and interest on these receivables is subject to various business risks and uncertainties, including, but not limited to, the operation of power plants which generate cash for payments of these receivables, regulatory changes that could impact the timing and amount of collections, and economic conditions in Argentina. The Company monitors these risks, including the credit ratings of the Argentine government, on a quarterly basis to assess the collectability of these receivables. The Company accrues interest on these receivables once the recognition criteria have been met. The Company’s collection estimates are based on

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

assumptions that it believes to be reasonable, but are inherently uncertain. Actual future cash flows could differ from these estimates.
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates		Majority-Owned Unconsolidated Subsidiaries
Nine Months Ended September 30,	2021	2020	2021	2020
Revenue	$866	$1,404	$1	$1
Operating margin (loss)	45	203	—	(2)
Net loss	(108)	(444)	(4)	(3)
Gas Natural Atlántico II — On September 13, 2021, the Company acquired the remaining equity interest in Gas Natural Atlántico II, S. de. R.L., a partnership whose purpose is to construct transmission lines for Colon. After additional assets were acquired, the Company remeasured the investment at the acquisition-date fair value, resulting in the recognition of a $6 million gain, recorded in Other income on the Condensed Consolidated Statement of Operations. The partnership, previously recorded as an equity method investment, is now consolidated by AES and is reported in the MCAC SBU reportable segment.
Uplight — On July 27, 2021, the Company closed on a transaction involving existing and new shareholders of Uplight. As part of the transaction, the Company contributed $37 million to Uplight however AES’s ownership interest in Uplight decreased from 32.3% to 30.6%. The transaction was accounted for as a partial disposition in which AES recognized a loss of $11 million in Gain (loss) on disposal and sale of business interests, mainly as a result of payments to holders of stock options and income units as well as expenses associated with the transaction. As the Company still does not control Uplight after the transaction, it continues to be accounted for as an equity method investment and is reported as part of Corporate and Other.
Fluence — On June 9, 2021, Fluence issued new shares to the Qatar Investment Authority (“QIA”) for $125 million, which following the completion of the transaction, represented a 13.6% ownership interest in Fluence. As a result of the transaction, which AES has accounted for as a partial disposition, AES’ ownership interest in Fluence decreased from 50% to 43.2%. The Company recognized a gain of $60 million in Gain (loss) on disposal and sale of business interests. As the Company still does not control Fluence after the transaction, it continues to be accounted for as an equity method investment and is reported as part of Corporate and Other.
Grupo Energía Gas Panamá — In April 2021, Grupo Energía Gas Panamá, a joint venture between AES and InterEnergy Power & Gas Limited, completed the acquisition of a combined cycle natural gas development project. AES holds a 49% ownership interest in the affiliate and as of September 30, 2021, the Company contributed $21 million to the joint venture. As the Company does not control the joint venture, it is accounted for as an equity method investment and is reported in the MCAC SBU reportable segment.
sPower — On February 1, 2021, the Company substantially completed the merger of the sPower and AES Renewable Holdings development platforms to form AES Clean Energy Development, a consolidated entity, which will serve as the development vehicle for all future renewable projects in the U.S. Since the sPower development platform was carved-out of AES’ existing equity method investment, this transaction resulted in a $102 million decrease in the carrying value of the sPower investment. See Note 19—Acquisitions for further information. As the Company still does not control sPower after the transaction, it continues to be accounted for as an equity method investment and is reported in the US and Utilities SBU reportable segment.
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

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

In February 2021, AES Andes entered into an agreement to sell its 50% ownership interest in Guacolda for $34 million. On July 20, 2021, the Company completed the sale, resulting in a pre-tax gain on sale of $34 million, recorded in Gain (loss) on disposal and sale of business interests. Prior to its sale, the Guacolda equity method investment was reported in the South America SBU reportable segment.
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
8. DEBT
Recourse Debt
In September 2021, AES executed an amendment to its revolving credit facility. The aggregate commitment under the new agreement is $1.25 billion and matures in September 2026. The existing credit agreement had an aggregate commitment of $1 billion and matured on December 20, 2024. As of September 30, 2021, AES did not have any outstanding drawings under its revolving credit facility.
In July 2021, AES offered to exchange up to $800 million of the newly registered 1.375% Senior Notes due in 2026 for up to $800 million of the existing unregistered 1.375% Senior Notes due in 2026 and up to $1 billion of our newly registered 2.45% Senior Notes due in 2031 for up to $1 billion of the existing unregistered 2.45% Senior Notes due in 2031. The terms of the new notes are identical in all material respects to the terms of the old notes with the exception that the new notes have been registered under the Securities Act of 1933, as amended, and the transfer restrictions and registration rights relating to the old notes do not apply to the new notes. In August 2021, $798 million and $997 million of the 2026 and 2031 Notes were exchanged under the offer, respectively. Although not all investors participated in the exchange, there was no change to the outstanding indebtedness.
During the first quarter of 2020, the Company drew $840 million on its revolving lines of credit at the Parent Company, of which approximately $250 million was used to enhance our liquidity position due to the uncertain economic conditions surrounding the COVID-19 pandemic, and the remaining $590 million was used for other general corporate purposes. During the second and third quarters of 2020, the Parent Company drew an additional $600 million and repaid $695 million on these revolving lines of credit. The entire $250 million related to the COVID-19 pandemic was repaid during the second quarter of 2020.
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
Non-Recourse Debt
During the nine months ended September 30, 2021, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Repayments	Loss on Extinguishment of Debt
AES Brasil	Q1	140	—	—
Andres (1)	Q2	300	(274)	(14)
AES Clean Energy Development (2)	Q3	116	—	—
AES Andes	Q3	101	(129)	(14)
IPALCO	Q3	95	(95)	—
_____________________________
(1)Repayments relate to Andres and DPP.
(2)Includes AES Clean Energy and AES Renewable Holdings.

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

Panama — In August 2020, AES Panama issued $1.4 billion aggregate principal of 4.375% senior secured notes and a $105 million term loan due in 2030 and 2023, respectively. The proceeds from the issuance were used to repay $447 million, $171 million and $610 million of outstanding indebtedness at AES Panama, Changuinola, and Colon, respectively. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $16 million for the nine months ended September 30, 2020.
Cochrane — In July 2020, Cochrane issued $485 million aggregate principal of 6.25% senior secured noted due in 2034. The net proceeds from the issuance were used to prepay the outstanding principal of $445 million plus accrued interest on its senior secured facility agreement executed in 2019.
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
Non-Recourse Debt in Default — The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of September 30, 2021. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$218	$(189)
AES Ilumina (Puerto Rico)	Covenant	29	25
AES Jordan Solar	Covenant	7	5
Total		$254
The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of September 30, 2021, the Company had no defaults which resulted in, or were at risk of triggering, a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The following table summarizes the Parent Company’s contingent contractual obligations as of September 30, 2021. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,091	82	$0 — 400
Letters of credit under the unsecured credit facilities	106	32	$0 — 47
Letters of credit under the revolving credit facility	75	27	$0 — 30
Surety bond	2	2	$1
Total	$2,274	143
During the nine months ended September 30, 2021, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended September 30, 2021 and December 31, 2020, the Company recognized liabilities of $3 million and $5 million, respectively, for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of September 30, 2021. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $12 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $46 million and $28 million as of September 30, 2021 and December 31, 2020, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2021. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $256 million and $893 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

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
The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Income	2021	2020	2021	2020
Total lease revenue	$193	$154	$454	$442
Less: Variable lease revenue	24	24	63	58
Total Non-variable lease revenue	$169	$130	$391	$384
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, Plant and Equipment for the periods indicated (in millions):

Property, Plant and Equipment	September 30, 2021	December 31, 2020
Gross assets	$2,514	$3,103
Accumulated depreciation	(821)	(1,011)
Net assets (1)	$1,693	$2,092
_______________________________
(1)The decrease in net assets is primarily related to the asset impairment at Puerto Rico. See Note 16—Asset Impairment Expense for further information.
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of September 30, 2021. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of September 30, 2021 for the remainder of 2021 through 2025 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases (1)	Operating Leases
2021	$5	$118
2022	20	465
2023	20	401
2024	21	402
2025	21	402
Thereafter	336	1,031
Total	$423	$2,819
Less: Imputed interest	(202)
Present value of total lease receipts	$221
_______________________________
(1)The sales-type lease receivable balance is primarily related to AES Energy Storage Alamitos project that commenced in January 2021.
Battery Storage Lease Arrangements — The Company is constructing and operating projects that pair BESS with solar energy systems, which allows the project more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component constituting a sales-type lease. Upon commencement of the lease, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on the present value of fixed payments under the contract and the residual value of the underlying asset. Due to the variable nature of lease payments under these contracts, the Company recorded losses at commencement of sales-type leases of $13 million for the nine months ended September 30, 2021. These amounts are recognized in Other expense in the Consolidated Statement of Operations. See Note 15—Other Income and Expense for further information. The Company recognized lease income on sales-type leases through interest income of $3 million and $11 million for the three and nine months ended September 30, 2021, respectively.

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

11. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	September 30, 2021	December 31, 2020
IPALCO common stock	$618	$618
AES Clean Energy Development common stock	256	—
Colon quotas (1)	—	194
AES Indiana preferred stock	60	60
Total redeemable stock of subsidiaries	$934	$872
 _____________________________
(1)Characteristics of quotas are similar to common stock.
Colon — On September 13, 2021, the Company acquired the remaining 49.9% minority ownership interest in Colon, reducing the value of the Colon temporary equity to zero. See Note 12—Equity for further information.
AES Clean Energy Development — On February 1, 2021, the Company substantially completed the merger of the sPower and AES Renewable Holdings development platforms to form AES Clean Energy Development, which will serve as the development vehicle for all future renewable projects in the U.S. As part of the transaction, AlMCo, our existing partner in the sPower equity method investment, received a 25% minority ownership interest in the newly formed entity along with certain partnership rights, though not currently in effect, that would enable AIMCo to exit in the future. As a result, the minority ownership interest is considered temporary equity.
During the second quarter of 2021, the Company recorded measurement period adjustments to the estimated fair values of the sPower and AES Renewable Holdings development platforms and the value of the partnership rights initially recorded in the first quarter of 2021, which resulted in an $81 million increase in the value of the temporary equity. These measurement period adjustments primarily relate to higher expected developer profits and a higher growth rate, reflective of additional information that became available regarding market participants’ views of the value of early-stage renewable development projects as of the date of acquisition. The temporary equity will be adjusted for earnings or losses allocated to the noncontrolling interest under ASC 810. Any subsequent changes in the redemption value of the exit rights will be recognized against permanent equity in accordance with ASC 480-10-S99, as it is probable that the shares will become redeemable. See Note 19—Acquisitions for further information.
12. EQUITY
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

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

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
Equity Transactions with Noncontrolling Interests
Colon — On September 13, 2021, the Company acquired the remaining 49.9% minority ownership interest in Colon. Following the completion of the transaction, the Company is now the sole owner of Colon. In conjunction with the acquisition, a note payable was recorded that is expected to be satisfied over two installments by the end of 2023. This transaction resulted in a $12 million decrease in Parent Company Stockholders’ Equity due to a decrease in additional paid-in-capital of $8 million and the reclassification of accumulated other comprehensive losses from Redeemable stock of subsidiaries to AOCL of $4 million. Colon is reported in the MCAC SBU reportable segment.
Chile Renovables — On July 29, 2021, AES Andes completed the sale of a 49% ownership interest in Chile Renovables SpA (“Chile Renovables”), a subsidiary which owns the Los Cururos wind facility, to Global Infrastructure Management, LLC (“GIP”) for $53 million. AES Andes retained a 51% ownership interest in Chile Renovables and the transaction decreased the Company’s indirect ownership in the subsidiary to 34%. As part of the transaction, AES Andes will contribute a specified pipeline of renewable development projects to Chile Renovables as the projects reach commercial operations, and GIP will make additional contributions to maintain its 49% ownership interest. As the Company maintained control after the transaction, Chile Renovables continues to be consolidated by the Company within the South America SBU reportable segment.

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

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
Cochrane — In September 2020, AES Andes completed the sale of a portion of its stake in Cochrane. The transaction included the issuance of preferred shares and the sale of 5% of its stake in the subsidiary for $113 million, which decreased the Company’s economic interest in Cochrane to 38%. As the Company maintained control after the sale, Cochrane continues to be consolidated by the Company within the South America SBU reportable segment.
AES Brasil — In August 2020, AES Holding Brasil Ltda. (“AHB”) completed the acquisition of an additional 18.5% ownership in AES Brasil for $240 million which increased the Company’s economic interest in AES Brasil to 42.9%. This transaction resulted in a $202 million decrease in Parent Company Stockholders’ Equity due to a decrease in additional paid-in-capital of $88 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $114 million. During the fourth quarter of 2020, AHB acquired another 1.3% ownership in AES Brasil to increase its economic interest to 44.1%.
In addition, AHB committed to migrate AES Tietê to the Novo Mercado, which is a listing segment of the Brazilian stock exchange that requires equity capital to be composed only of common shares. On December 18, 2020, the AES Tietê board approved a proposal for the corporate reorganization and exchange of shares issued by AES Tietê with newly issued shares of AES Brasil, a formerly wholly-owned entity of AES Tietê, with the intent to list AES Brasil on Novo Mercado as the 100% shareholder of AES Tietê. The reorganization and the exchange of shares was completed on March 26, 2021, and the shares issued by AES Brasil started trading on Novo Mercado on March 29, 2021. The Company maintains majority representation on AES Brasil’s board of directors, and as such, continues to consolidate AES Brasil’s results in the South America SBU reportable segment.
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
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the nine months ended September 30, 2021 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,644)	$(699)	$(54)	$(2,397)
Other comprehensive income (loss) before reclassifications	(59)	40	(1)	(20)
Amount reclassified to earnings	3	57	3	63
Other comprehensive income (loss)	(56)	97	2	43
Reclassification from NCI due to share repurchases	(7)	(4)	—	(11)
Balance at the end of the period	$(1,707)	$(606)	$(52)	$(2,365)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Foreign currency translation adjustment, net
	Gain (loss) on disposal and sale of business interests	$—	$(80)	$(3)	$(78)
	Net income (loss) attributable to The AES Corporation	$—	$(80)	$(3)	$(78)

Derivative gains (losses), net
	Non-regulated revenue	$(1)	$—	$(1)	$(1)
	Non-regulated cost of sales	2	(1)	(2)	—
	Interest expense	(33)	(42)	(62)	(89)
	Asset impairment expense	—	—	(13)	—
	Foreign currency transaction gains (losses)	(7)	9	(12)	(14)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(39)	(34)	(90)	(104)
	Income tax benefit (expense)	10	10	23	24
	Net equity in earnings (losses) of affiliates	(1)	(3)	(12)	(4)
	Income (loss) from continuing operations	(30)	(27)	(79)	(84)
	Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	9	26	22	15
	Net income (loss) attributable to The AES Corporation	$(21)	$(1)	$(57)	$(69)
Amortization of defined benefit pension actuarial loss, net
	Regulated cost of sales	$(2)	$—	$(3)	$—
	Non-regulated cost of sales	(1)	(1)	(1)	(1)
	Other expense	—	—	(1)	(1)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(3)	(1)	(5)	(2)
	Income tax benefit (expense)	(1)	—	—	1
	Income (loss) from continuing operations	(4)	(1)	(5)	(1)
	Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	2	—	2	—
	Net income (loss) attributable to The AES Corporation	$(2)	$(1)	$(3)	$(1)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(23)	$(82)	$(63)	$(148)
Common Stock Dividends — The Parent Company paid dividends of $0.1505 per outstanding share to its common stockholders during the first, second, and third quarters of 2021 for dividends declared in December 2020, February 2021, and July 2021, respectively.
On October 8, 2021, the Board of Directors declared a quarterly common stock dividend of $0.1505 per share payable on November 15, 2021, to shareholders of record at the close of business on November 2, 2021.
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
The Company uses Adjusted PTC as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities. The Company has concluded that Adjusted PTC better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company’s results.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2021	2020	2021	2020
US and Utilities SBU	$1,327	$1,061	$3,248	$2,945
South America SBU	896	850	2,744	2,273
MCAC SBU	559	442	1,584	1,255
Eurasia SBU	257	195	804	634
Corporate and Other	21	49	82	191
Eliminations	(24)	(52)	(91)	(198)
Total Revenue	$3,036	$2,545	$8,371	$7,100

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Adjusted PTC	2021	2020	2021	2020
Income (loss) from continuing operations before taxes and equity in earnings of affiliates	$586	$(516)	$465	$(91)
Add: Net equity in earnings (losses) of affiliates	25	(112)	(15)	(106)
Less: (Income) loss from continuing operations before taxes, attributable to noncontrolling interests	(117)	197	(140)	(40)
Pre-tax contribution	494	(431)	310	(237)
Unrealized derivative and equity securities losses (gains)	(53)	26	24	24
Unrealized foreign currency losses (gains)	11	(4)	5	(7)
Disposition/acquisition losses (gains)	(33)	100	(277)	130
Impairment losses	18	657	1,121	878
Loss on extinguishment of debt	27	55	51	103
Net gains from early contract terminations at Angamos	(36)	(72)	(256)	(72)
Total Adjusted PTC	$428	$331	$978	$819

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Adjusted PTC	2021	2020	2021	2020
US and Utilities SBU	$254	$185	$426	$313
South America SBU	83	122	267	381
MCAC SBU	81	57	213	201
Eurasia SBU	45	40	144	133
Corporate and Other	(47)	(77)	(109)	(220)
Eliminations	12	4	37	11
Total Adjusted PTC	$428	$331	$978	$819

Total Assets	September 30, 2021	December 31, 2020
US and Utilities SBU	$15,277	$14,464
South America SBU	10,942	11,329
MCAC SBU	4,581	4,847
Eurasia SBU	3,481	3,621
Corporate and Other	749	342
Total Assets	$35,030	$34,603

27 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended September 30, 2021
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$760	$—	$—	$—	$—	$760
Other regulated revenue	9	—	—	—	—	9
Total regulated revenue	769	—	—	—	—	769
Non-Regulated Revenue
Revenue from contracts with customers	394	893	534	197	(3)	2,015
Other non-regulated revenue (1)	164	3	25	60	—	252
Total non-regulated revenue	558	896	559	257	(3)	2,267
Total revenue	$1,327	$896	$559	$257	$(3)	$3,036

	Three Months Ended September 30, 2020
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$674	$—	$—	$—	$—	$674
Other regulated revenue	6	—	—	—	—	6
Total regulated revenue	680	—	—	—	—	680
Non-Regulated Revenue
Revenue from contracts with customers	378	848	417	134	(3)	1,774
Other non-regulated revenue (1)	3	2	25	61	—	91
Total non-regulated revenue	381	850	442	195	(3)	1,865
Total revenue	$1,061	$850	$442	$195	$(3)	$2,545

	Nine Months Ended September 30, 2021
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,117	$—	$—	$—	$—	$2,117
Other regulated revenue	30	—	—	—	—	30
Total regulated revenue	2,147	—	—	—	—	2,147
Non-Regulated Revenue
Revenue from contracts with customers	850	2,735	1,509	621	(9)	5,706
Other non-regulated revenue (1)	251	9	75	183	—	518
Total non-regulated revenue	1,101	2,744	1,584	804	(9)	6,224
Total revenue	$3,248	$2,744	$1,584	$804	$(9)	$8,371

	Nine Months Ended September 30, 2020
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$1,987	$—	$—	$—	$—	$1,987
Other regulated revenue	29	—	—	—	—	29
Total regulated revenue	2,016	—	—	—	—	2,016
Non-Regulated Revenue
Revenue from contracts with customers	742	2,267	1,181	461	(7)	4,644
Other non-regulated revenue (1)	187	6	74	173	—	440
Total non-regulated revenue	929	2,273	1,255	634	(7)	5,084
Total revenue	$2,945	$2,273	$1,255	$634	$(7)	$7,100
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $174 million and $531 million as of September 30, 2021 and December 31, 2020, respectively.
During the nine months ended September 30, 2021 and 2020, we recognized revenue of $410 million and $12 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

28 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

In August 2020, AES Andes reached an agreement with Minera Escondida and Minera Spence to early terminate two PPAs of the Angamos coal-fired plant in Chile, further accelerating AES Andes' decarbonization strategy. As a result of the termination payment, Angamos recognized a contract liability of $655 million, of which $55 million was derecognized each month through the end of the remaining performance obligation in August 2021.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. As of September 30, 2021, approximately $1.3 billion of contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected as a loan receivable, net of CECL reserve of $31 million. Mong Duong met the held-for-sale criteria and the loan receivable balance was reclassified to held-for-sale assets as of September 30, 2021. Of the loan receivable balance, $88 million was classified as Current held-for-sale assets and $1.2 billion was classified as Noncurrent held-for-sale assets on the Consolidated Balance Sheet.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of September 30, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $10 million, primarily consisting of fixed consideration for the sale of renewable energy credits (“RECs”) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2022 and 2023, with the remainder recognized thereafter.
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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Other Income	Gain on remeasurement to acquisition-date fair value (1)	$8	$—	$220	$—
	Gain on remeasurement of contingent consideration (2)	32	—	32	—
	AFUDC (US Utilities)	2	2	6	4
	Gain on sale of assets (3)	1	—	2	43
	Other	5	4	14	13
	Total other income	$48	$6	$274	$60

Other Expense	Loss on sale and disposal of assets	$6	$4	$13	$6
	Loss on commencement of sales-type leases (4)	—	—	13	—
	Legal contingencies and settlements	2	12	2	14
	Other	4	4	4	7
	Total other expense	$12	$20	$32	$27
_____________________________
(1)    For the three months ended September 30, 2021, primarily related to the $6 million remeasurement of our existing equity interest in Gas Natural Atlántico II, S. de. R.L.’s assets to their acquisition-date fair value. See Note 7—Investments in and Advances to Affiliates for further information. For the nine months ended September 30, 2021, primarily related to the $214 million remeasurement of our existing equity interest in sPower’s development platform as part of the step acquisition to form AES Clean Energy Development. See Note 19—Acquisitions for further information.
(2)    Related to the remeasurement of contingent consideration on the Great Cove Solar acquisition at Clean Energy. See Note 19—Acquisitions for further information.
(3)    Primarily associated with the gain on sale of Redondo Beach land at Southland for the nine months ended September 30, 2020. See Note 18—Held-for-Sale and Dispositions for further information.
(4)     Related to a loss recognized at commencement of a sales-type lease at AES Renewable Holdings. See Note 10—Leases for further information.

29 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Ventanas 3 & 4	$—	$—	$649	$—
Puerto Rico	—	—	475	—
Angamos	—	564	155	564
Mountain View I & II	—	—	67	—
Estrella del Mar I	11	30	11	30
Ventanas 1 & 2	—	213	—	213
Hawaii	—	38	—	38
Other	18	4	17	10
Total	$29	$849	$1,374	$855
Ventanas and Angamos — In August 2020, AES Andes reached an agreement with Minera Escondida and Minera Spence to early terminate two PPAs of the Angamos coal-fired plant in Chile, further accelerating AES Andes’ decarbonization strategy. AES Andes also announced its intention to accelerate the retirement of the Ventanas 1 and Ventanas 2 coal-fired plants. Management will no longer be pursuing a contracting strategy for these assets and the plants will primarily be utilized as peaker plants and for grid stability. Due to these developments, the Company performed an impairment analysis and determined that the carrying amounts of these asset groups were not recoverable as of September 30, 2020. The Angamos asset group was determined to have a fair value of $306 million, using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $564 million and $213 million at Angamos and Ventanas 1 & 2, respectively.
In July 2021, AES Andes entered into an agreement committing to accelerate the retirement of the Ventanas 3, Ventanas 4, Angamos 1, and Angamos 2 coal-fired plants in Chile. Due to these strategic developments, the Company performed impairment analyses as of June 30, 2021, and determined that the carrying amounts of the asset groups were not recoverable. The Ventanas 3 & 4 and Angamos asset groups were determined to have fair values of $12 million and $86 million, respectively, using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $649 million and $155 million, respectively. Ventanas and Angamos are reported in the South America SBU reportable segment.
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
Estrella del Mar I — In August 2020, the Estrella del Mar I power barge was disconnected from the Panama grid. Upon disconnection, the Company concluded that the barge was no longer part of the AES Panama asset group and performed an impairment analysis. The Company determined that the carrying amount of the asset was not recoverable and recognized asset impairment expense of $30 million. In September 2021, the Company recognized additional asset impairment expense of $11 million due to a change in the estimated market value of the power barge. See Note 18—Held-for-Sale and Dispositions for further information. Estrella del Mar I is reported in the MCAC SBU reportable segment.
Hawaii — In July 2020, the Hawaii State Legislature passed Senate Bill 2629 which will prohibit AES Hawaii from generating electricity from coal after December 31, 2022. As this will restrict the Company from contracting the asset beyond the expiration of its existing PPA, management reassessed the economic useful life of the generation facility. A decrease in the useful life was identified as an impairment indicator. The Company performed an impairment analysis and determined that the carrying amount of the asset group was not recoverable. As a result,

30 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

the Company recognized asset impairment expense of $38 million. Hawaii is reported in the US and Utilities SBU reportable segment.
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and nine months ended September 30, 2021 were 22% and 16%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 were 28% and (60)%, respectively. The difference between the Company’s effective tax rates for the 2021 and 2020 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, and valuation allowance.
For the three and nine months ended September 30, 2021, the Company recorded discrete tax benefit of approximately $96 million ($44 million net of NCI) associated with the release of valuation allowance at one of our Brazilian subsidiaries.
For the nine months ended September 30, 2020, the Company recognized approximately $11 million of discrete tax benefit from the impact of foreign currency devaluation in Mexico.
For the three and nine months ended September 30, 2020, the Company recognized discrete tax benefit of approximately $28 million and $20 million, respectively, on the Company’s investment in Guacolda for equity losses primarily associated with the impairment of long-lived assets. Also for the nine months ended September 30, 2020, the Company recognized discrete tax expense of $21 million as a result of incremental capitalized interest in Chile and discrete tax expense of approximately $25 million as a result of incremental deferred taxes relating to DPL.
18. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Mong Duong — In December 2020, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V, an SPV accounted for as an equity affiliate. The sale is subject to regulatory approval and is expected to close in early 2022. As of September 30, 2021, the Mong Duong plant and SPV were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plant and SPV held-for-sale as of September 30, 2021 was $527 million. Mong Duong is reported in the Eurasia SBU reportable segment.
Estrella del Mar I — The Estrella del Mar I power barge met the held-for-sale criteria as of December 31, 2020, but did not meet criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the power barge held-for-sale as of September 30, 2021 was $6 million. On October 6, 2021, the Company entered into an agreement to sell the power barge and the sale closed on October 27, 2021. Estrella del Mar I is reported in the MCAC SBU reportable segment. See Note 16—Asset Impairment Expense for further details.
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in IPP1 and IPP4 for $58 million. The sale is expected to close in the fourth quarter of 2021. After completion of the sale, the Company will retain a 10% ownership interest in IPP1 and IPP4, which will be accounted for as an equity method investment. As of September 30, 2021, the generation plants were classified as held-for-sale, but do not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of September 30, 2021 was $163 million. Jordan is reported in the Eurasia SBU reportable segment.
Excluding any impairment charges, pre-tax income attributable to AES of businesses held-for-sale as of September 30, 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Mong Duong	$12	$12	$42	$42
Jordan	5	5	15	15
Estrella del Mar I	—	—	—	6
Total	$17	$17	$57	$63

31 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

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
Uruguaiana — In September 2020, the Company completed the sale of its entire interest in AES Uruguaiana, resulting in a pre-tax loss on sale of $95 million after post-closing adjustments, primarily due to the write-off of cumulative translation adjustments. As part of the sale agreement, the Company has guaranteed payment of certain contingent liabilities and provided indemnifications to the buyer which were estimated to have a fair value of $22 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Uruguaiana was reported in the South America SBU reportable segment.
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
Excluding any impairment charges or gain/loss on sale, pre-tax income (loss) attributable to AES of disposed businesses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Itabo	$—	$9	$5	$28
Other	—	(1)	—	—
Total	$—	$8	$5	$28
19. ACQUISITIONS
New York Wind — On July 30, 2021, AES Clean Energy Development, LLC entered into an agreement to acquire Cogentrix Valcour Intermediate Holdings, LLC for cash consideration, subject to customary purchase price adjustments, plus the assumption of related non-recourse debt. The transaction includes operating wind assets spread across six sites and will complement AES Clean Energy’s existing operating and development solar and energy storage assets in the state of New York. The transaction is subject to customary regulatory approvals and is expected to close by the end of 2021.

32 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

Serra Verde Wind Complex — On July 19, 2021, AES Brasil completed the acquisition of the Serra Verde Wind Complex for $18 million, subject to customary working capital adjustments, of which $6 million was paid in cash and the remaining $12 million will be paid in two annual installments ending on July 19, 2023. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business; therefore, the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. Any differences arising from post-closing adjustments will be allocated accordingly. Serra Verde is reported in the South America SBU.
Cajuína Wind Complex — On May 21, 2021, AES Brasil completed the acquisition of the Cajuína Wind Complex phase I for $22 million, subject to customary working capital adjustments. On July 29, 2021, AES Brasil completed the acquisition of the Cajuína Wind Complex phase II for $24 million, subject to customary working capital adjustments, including $3 million of contingent consideration. The Company made initial cash payments of $6 million for each acquisition and the remaining balances will be paid in three annual installments ending on March 31, 2024 and on July 29, 2024, respectively. These transactions were accounted for as asset acquisitions of variable interest entities that did not meet the definition of a business; therefore, the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. Any differences arising from post-closing adjustments will be allocated accordingly. Cajuína is reported in the South America SBU.
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
AES Clean Energy Development — On February 1, 2021, the Company substantially completed the merger of the sPower and AES Renewable Holdings development platforms to form AES Clean Energy Development, which will serve as the development vehicle for all future renewable projects in the U.S. As part of the transaction, AES acquired an additional 25% ownership interest in the sPower development platform from AIMCo, our existing partner in the sPower equity method investment, in exchange for a 25% ownership interest in specifically identified development entities of AES Renewable Holdings, certain future exit rights in the new partnership, and $7 million of cash.
The sPower development platform was carved-out of AES’ existing equity method investment. AES’ basis in the portion of assets transferred was $102 million, and the contribution to AES Clean Energy Development resulted in a corresponding decrease in the carrying value of the sPower investment. See Note 7—Investments in and Advances to Affiliates for further information.
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
During the second quarter of 2021, the Company recorded measurement period adjustments as result of additional facts and circumstances that existed as of the date of the acquisition but were not yet known as of the time of the valuation performed in the first quarter of 2021. These measurement period adjustments primarily relate to higher expected developer profits and a higher growth rate, reflective of additional information that became available regarding market participants’ views of the value of early-stage renewable development projects as of the date of acquisition. As a result, the estimated acquisition-date carrying value and fair values of the sPower development assets transferred were increased, which resulted in the recognition of an additional $178 million gain, for an updated gain of $214 million. Furthermore, the estimated goodwill as of the acquisition date was reduced to $45 million, as a result of adjustments to the fair value of the consideration paid and updates to the fair values of separately identifiable intangible assets. The Company finalized the purchase price allocation in the third quarter of 2021, which did not result in any material measurement period adjustments.

33 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

Subsequent to the closing of the transaction, AES holds a 75% ownership interest in AES Clean Energy Development. AIMCo holds the remaining 25% minority interest along with certain partnership rights, though currently not in effect, that would enable AIMCo to exit in the future. AIMCo’s minority interest is recorded as temporary equity in Redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheet. See Note 11—Redeemable Stock of Subsidiaries for further information. AES Clean Energy Development is reported in the US and Utilities SBU reportable segment.
Great Cove Solar— On January 25, 2021 and May 3, 2021, AES Clean Energy Development, LLC completed the acquisitions of Great Cove I and II, respectively. The fair value of the initial consideration paid to acquire Great Cove I and Great Cove II was $13 million and $24 million, which included contingent consideration liabilities of $6 million and $22 million, respectively. These acquisitions were accounted for as asset acquisitions of variable interest entities that did not meet the definition of a business; therefore, the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. During the third quarter of 2021, the contingent liabilities related primarily to certain price adjustment features were remeasured, resulting in contingent consideration assets of $2 million and $12 million for Great Cove I and Great Cove II, respectively. This remeasurement resulted in a gain of $32 million recorded in Other income in the Consolidated Statement of Operations. Great Cove Solar is reported in the US and Utilities SBU reportable segment.
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
20. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive RSUs, stock options, and equity units. The effect of such potential common stock is computed using the treasury stock method for RSUs and stock options, and is computed using the if-converted method for equity units.
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and nine months ended September 30, 2021 and 2020, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended September 30,	2021			2020
(in millions, except per share data)	Income	Shares	$ per Share	Loss	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$343	667	$0.52	$(333)	665	$(0.50)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	—	—
Restricted stock units	—	2	(0.01)	—	—	—
Equity units	1	40	(0.03)	—	—	—
DILUTED EARNINGS (LOSS) PER SHARE	$344	710	$0.48	$(333)	665	$(0.50)

Nine Months Ended September 30,	2021			2020
(in millions, except per share data)	Income	Shares	$ per Share	Loss	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$219	666	$0.32	$(275)	665	$(0.41)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	—	—
Restricted stock units	—	3	—	—	—	—
Equity units	1	30	(0.01)	—	—	—
DILUTED EARNINGS (LOSS) PER SHARE	$220	700	$0.31	$(275)	665	$(0.41)
The calculation of diluted earnings per share excluded 1 million outstanding stock awards for the three and nine months ended September 30, 2021, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.

34 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

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
As described in Note 12—Equity, the Company issued $1,043 million in Equity Units in March 2021, consisting of $1,043 million of Series A Preferred Stock and the 2024 Purchase Contracts. Prior to February 15, 2024, the Series A Preferred Stock may be converted at the option of the holder only in connection with a fundamental change. On and after February 15, 2024, the Series A Preferred Stock may be converted freely at the option of the holder. Upon conversion, the Company will deliver to the holder with respect to each share of Series A Preferred Stock being converted (i) a share of our Series B Preferred Stock, or, solely with respect to conversions in connection with a redemption, cash and (ii) shares of our common stock, if any, in respect of any conversion value in excess of the liquidation preference of the preferred stock being converted. The conversion rate is initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which is equivalent to an initial conversion price of approximately $31.70 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts are being accounted for as one unit. In calculating diluted EPS, the Company has applied the if-converted method.
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
Alto Maipo — On August 27, 2021, Alto Maipo updated its creditors with respect to the construction budget and long-term business plan for the hydroelectric project, which considers different scenarios for spot prices, decarbonization initiatives and hydrological conditions, among other significant variables. Under some of these scenarios, Alto Maipo may experience reduced future cash flows, which would limit its ability to repay debt. Alto Maipo’s management has initiated negotiations with its creditors to restructure its obligations and achieve a sustainable long-term capital structure for Alto Maipo. There can be no assurance that Alto Maipo will succeed in its efforts to reach an agreement with its creditors. Currently, through its 67% ownership interest in AES Andes, AES now has an effective 62% indirect economic interest in Alto Maipo, which is part of the strategic asset group and AES Andes reporting unit. These finance agreements are non-recourse with respect to The AES Corporation and AES Andes.
If Alto Maipo is unable to renegotiate the terms of its financial arrangements with its creditors and is unable to meet its obligations under those arrangements as they come due, the creditors may enforce their rights under these agreements, which could result in a material loss of up to $566 million, representative of the Company’s after-tax investment (net of NCI) in Alto Maipo as of September 30, 2021. The project debt at Alto Maipo is currently not in default. We do not believe that a debt covenant violation is certain to occur in the near future. Therefore, Alto Maipo’s debt continues to be classified as long-term, and management believes that the carrying value of our net investment in Alto Maipo is recoverable. These factors were not considered to be a triggering event for the asset groups or goodwill of the parent, AES Andes, under ASC 360 or ASC 350. Approximately $60 million of deferred tax assets are included in the carrying value, and management believes it is more-likely-than-not that they will be realized. However, they could be reduced if estimates of future taxable income are decreased.

35 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2021 and 2020

22. SUBSEQUENT EVENTS
Fluence — On November 1, 2021, Fluence completed its initial public offering of 35,650,000 of its Class A common stock at a price of $28 per share, including the exercise of the underwriters’ option. Fluence received approximately $943 million in proceeds, before expenses, as a result of the transaction. AES’ ownership interest in Fluence decreased from 43.2% to 34.2% and the Company expects that Fluence will continue to be accounted for as an equity method investment.
Estrella del Mar I — On October 27, 2021, the Company completed the sale of the power barge. See Note 18—Held-for-Sale and Dispositions for further information.
AES Brasil — On October 1, 2021, AES Brasil concluded a follow-on offering for the issuance of 93,000,000 newly issued shares to fund its renewable energy portfolio at a cost of $205 million. As a result of the offering, AES' indirect beneficial interest in AES Brasil increased from 45.7% to 46.7%.

36 | The AES Corporation | September 30, 2021 Form 10-Q
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
Executive Summary
Compared with last year, third quarter diluted earnings per share from continuing operations increased $0.98 to $0.48. This increase reflects higher prior year impairments and losses on sale of businesses, and higher margins at our US and Utilities SBU at new renewables, Southland Energy, and Southland; partially offset by higher income tax expense and lower margins from our South America SBU.
Adjusted EPS, a non-GAAP measure, increased $0.08 to $0.50, mainly reflecting higher contributions from our US and Utilities SBU, including new renewables, Southland Energy, and Southland; and lower Parent Company interest expense; partially offset by lower contributions from our South America SBU and the impact of the inclusion of shares underlying the purchase contract component of our March 2021 equity units issuance.
Compared with last year, diluted earnings per share from continuing operations for the nine months ended September 30, 2021 increased $0.72 to $0.31. This increase is mainly driven by higher margins at our South America SBU largely due to net gains from early contract terminations at Angamos and higher generation at Chivor due to the life extension project completed in the prior year and better hydrology, higher margins at our US and Utilities SBU at Southland and Southland Energy, lower Parent Company interest expense due to realized gains on de-designated interest rate swaps and lower interest rates, a gain on remeasurement of our interest in sPower’s development platform, and a gain due to the issuance of new shares by Fluence, our equity method investment, which was accounted for as a partial disposition; partially offset by higher current year impairments and higher income tax expense.

37 | The AES Corporation | September 30, 2021 Form 10-Q
Adjusted EPS, a non-GAAP measure, increased $0.11 to $1.07, mainly reflecting higher contributions from our US and Utilities SBU, including new renewables and Southland Energy, higher generation at Chivor due to the life extension project completed in the prior year and better hydrology, and lower Parent Company interest expense due to realized gains on de-designated interest rate swaps and lower interest rates; partially offset by a higher adjusted tax rate and prior year impacts of a gain on sale of land in the U.S., incremental capitalized interest in Chile, recovery of previously expensed payments from customers in Chile, and the impact of the inclusion of shares underlying the purchase contract component of our March 2021 equity units issuance.

38 | The AES Corporation | September 30, 2021 Form 10-Q

Accelerating the future of energy, together.

## Business Overview

**119** Generation Facilities

**6** Utility Companies

**29,688** Gross MW

**31,667** GWH [2]

| Three Months Ended September 30, | 2021 | 2020 |
|---|---|---|
| Diluted earnings (loss) per share | $ 0.48 | $ (0.50) |
| Adjusted EPS [1] | 0.50 | 0.42 |

| Nine Months Ended September 30, | 2021 | 2020 |
|---|---|---|
| Diluted earnings (loss) per share | $ 0.31 | $ (0.41) |
| Adjusted EPS [1] | 1.07 | 0.96 |

**Operating Margin** (in millions) | **Adjusted PTC [1]** (in millions) | **Operating Cash Flow** (in millions)

YTD
QTD
$2,152
$760
$1,787
$756
Q3 2021
Q3 2020
$978
$428
$819
$331
Q3 2021
Q3 2020
$1,379
$775
$2,087
$1,267
Q3 2021
Q3 2020

## Key events in 2021

- Signed PPAs for 4,000 MW of renewables
- Fluence delivered or awarded a total of 3.7 GW and signed an agreement with Northvolt to co-develop next-generation battery technology

## Strategic outlook

- 100% renewables backlog of 9,213 MW
- Sign 5 GW of renewable PPAs in 2021
- Targeting a reduction in coal-fired generation to below 10% of total generation by year-end 2025; goal to reach net zero from electricity by 2040

## Under construction

**2,645** MW

Energy Storage 13%
Hydro 20%
Wind 39%
Solar 28%

## Contracted renewable backlog

**6,568** MW

Energy Storage 17%
Hydro 2%
Solar 40%
Wind 41%

(1) See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2020.

39 | The AES Corporation | September 30, 2021 Form 10-Q
Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in clean power growth and innovative technology businesses. The Company is well-positioned to benefit from very favorable trends in clean power generation, distribution, and supporting technologies.
•Year-to-date 2021, the Company completed construction or the acquisition of 643 MW of renewables and energy storage, primarily including:
◦344 MW of solar and solar plus storage in the US at AES Clean Energy;
◦159 MW Mandacaru and Salinas wind facility in Brazil;
◦59 MW San Fernando solar facility in Colombia; and
◦50 MW Bayasol solar facility in the Dominican Republic.
•Since the Company’s second quarter 2021 earnings call in August, the Company has signed 1,088 MW of renewables and energy storage under long-term PPAs, primarily including 1,076 MW of solar, energy storage, and wind at AES Clean Energy in the US.
•Year-to-date 2021, the Company signed or agreed to acquire 4,000 MW of renewables and energy storage under long-term PPAs, bringing the Company’s backlog to 9,213 MW expected to be completed through 2024, including:
◦2,645 MW under construction; and
•6,568 MW of renewables signed under long-term PPAs.

40 | The AES Corporation | September 30, 2021 Form 10-Q
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	$ change	% change	2021	2020	$ change	% change
Revenue:
US and Utilities SBU	$1,327	$1,061	$266	25%	$3,248	$2,945	$303	10%
South America SBU	896	850	46	5%	2,744	2,273	471	21%
MCAC SBU	559	442	117	26%	1,584	1,255	329	26%
Eurasia SBU	257	195	62	32%	804	634	170	27%
Corporate and Other	21	49	(28)	-57%	82	191	(109)	-57%
Eliminations	(24)	(52)	28	54%	(91)	(198)	107	54%
Total Revenue	3,036	2,545	491	19%	8,371	7,100	1,271	18%
Operating Margin:
US and Utilities SBU	349	235	114	49%	621	491	130	26%
South America SBU	199	337	(138)	-41%	896	707	189	27%
MCAC SBU	138	137	1	1%	381	411	(30)	-7%
Eurasia SBU	46	42	4	10%	158	142	16	11%
Corporate and Other	31	23	8	35%	107	70	37	53%
Eliminations	(3)	(18)	15	83%	(11)	(34)	23	68%
Total Operating Margin	760	756	4	1%	2,152	1,787	365	20%
General and administrative expenses	(39)	(41)	2	-5%	(130)	(119)	(11)	9%
Interest expense	(242)	(290)	48	-17%	(669)	(741)	72	-10%
Interest income	71	64	7	11%	212	198	14	7%
Loss on extinguishment of debt	(22)	(54)	32	-59%	(41)	(95)	54	-57%
Other expense	(12)	(20)	8	-40%	(32)	(27)	(5)	19%
Other income	48	6	42	NM	274	60	214	NM
Gain (loss) on disposal and sale of business interests	22	(90)	112	NM	81	(117)	198	NM
Asset impairment expense	(29)	(849)	820	-97%	(1,374)	(855)	(519)	61%
Foreign currency transaction gains (losses)	29	2	27	NM	(8)	20	(28)	NM
Other non-operating expense	—	—	—	—%	—	(202)	202	-100%
Income tax benefit (expense)	(126)	147	(273)	NM	(75)	(55)	(20)	36%
Net equity in earnings (losses) of affiliates	25	(112)	137	NM	(15)	(106)	91	-86%
INCOME (LOSS) FROM CONTINUING OPERATIONS	485	(481)	966	NM	375	(252)	627	NM
Gain from disposal of discontinued businesses	—	—	—	—%	4	3	1	33%
NET INCOME (LOSS)	485	(481)	966	NM	379	(249)	628	NM
Less: Loss (income) from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(142)	148	(290)	NM	(156)	(23)	(133)	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$343	$(333)	$676	NM	$223	$(272)	$495	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$343	$(333)	$676	NM	$219	$(275)	$494	NM
Income from discontinued operations, net of tax	—	—	—	—%	4	3	1	33%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$343	$(333)	$676	NM	$223	$(272)	$495	NM
Net cash provided by operating activities	$775	$1,267	$(492)	-39%	$1,379	$2,087	$(708)	-34%
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

41 | The AES Corporation | September 30, 2021 Form 10-Q
Consolidated Revenue and Operating Margin
Three Months Ended September 30, 2021
Revenue
(in millions)
Consolidated Revenue — Revenue increased $491 million, or 19%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, driven by:
•$266 million in US and Utilities mainly driven by increases in capacity sales and in realized gains resulting from the commercial hedging strategy at Southland; higher demand at El Salvador due to the economic recovery from the COVID-19 impact; higher demand at AES Indiana due to favorable weather; and higher sales due to the timing of the commencement of the PPA annual put option period at Southland Energy;
•$117 million in MCAC driven by higher LNG sales and higher contract sales in the Dominican Republic; higher pass-through fuel prices in Mexico; and higher contract sales in Panama due to increased demand; partially offset by the impact from the sale of Itabo in April 2021;
•$62 million in Eurasia mainly driven by higher sales and generation in Bulgaria and Vietnam; and
•$46 million in South America primarily driven by higher volume and generation at AES Brasil, partially due to the acquisition of the Ventus and Cubico wind complexes; and higher generation and prices (Resolution 440/2021) at Argentina.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $4 million, or 1%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, driven by:
•$114 million in US and Utilities mainly driven by increases in capacity sales and in realized gains resulting from the commercial hedging strategy at Southland; higher sales due to the timing of the commencement of the PPA annual put option period at Southland Energy; and decreased maintenance costs at Puerto Rico; partially offset by increased costs associated with growing and accelerating the development pipeline at Clean Energy; and
•$23 million at Corporate and Other, mainly eliminated at consolidated level, driven by increases in IT costs reallocated to the operating segments and premiums earned by the AES self-insurance company.
These favorable impacts were partially offset by a decrease of:

42 | The AES Corporation | September 30, 2021 Form 10-Q
•$138 million in South America primarily driven by a decrease in the revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence; higher spot prices on energy purchases in Chile; higher energy purchases due to drier hydrology at Tietê; and unfavorable FX impact.
Nine Months Ended September 30, 2021
Revenue
(in millions)
Consolidated Revenue — Revenue increased $1.3 billion, or 18%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, driven by:
•$471 million in South America primarily driven by the revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence; higher generation and prices (Resolution 440/2021) at Argentina; higher availability at Colombia from higher reservoir levels; and higher volume and generation at AES Brasil, partially due to the acquisition of the Ventus and Cubico wind complexes; partially offset by unfavorable FX impact and by the prior period recovery of previously expensed payments from customers in Chile;
•$329 million in MCAC driven by higher LNG sales and higher contract sales in the Dominican Republic; higher pass-through fuel prices in Mexico; and higher contract sales in Panama due to increased demand; partially offset by the impact from the sale of Itabo in April 2021;
•$303 million in US and Utilities driven by higher sales at Southland Energy due to the timing of the commencement of the PPA annual put option period; higher demand at El Salvador due to the economic recovery from the COVID-19 impact; higher demand at AES Indiana due to favorable weather; and increases in capacity sales and in realized gains resulting from the commercial hedging strategy at Southland; partially offset by decreased capacity at DPL due to its exit from the generation business; and
•$170 million in Eurasia mainly driven by higher sales and generation in Bulgaria.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $365 million, or 20%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, driven by:
•$189 million in South America primarily due to the drivers discussed above; partially offset by higher energy purchases due to drier hydrology at Tietê;

43 | The AES Corporation | September 30, 2021 Form 10-Q
•$130 million in US and Utilities primarily from higher sales at Southland Energy due to the commencement of the PPA annual put option period; increases in capacity sales and in realized gains resulting from the commercial hedging strategy at Southland; and higher demand at El Salvador due to the economic recovery from the COVID-19 impact; partially offset by increased costs associated with growing and accelerating the development pipeline at Clean Energy and by higher maintenance expenses at AES Indiana;
•$60 million at Corporate and Other, mainly eliminated at consolidated level, driven by increases in IT costs reallocated to the operating segments and premiums earned by the AES self-insurance company; and
•$16 million in Eurasia mainly driven by lower fixed costs at OPGC due to its sale in December 2020 and favorable FX impact and higher energy prices in Bulgaria.
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
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $2 million, or 5%, to $39 million for the three months ended September 30, 2021, compared to $41 million for the three months ended September 30, 2020, with no material drivers.
General and administrative expenses increased $11 million, or 9%, to $130 million for the nine months ended September 30, 2021, compared to $119 million for the nine months ended September 30, 2020, primarily due to an increase in business development activity, including costs at Clean Energy that had previously been incurred at sPower and reported within earnings from equity affiliates.
Interest expense
Interest expense decreased $48 million, or 17%, to $242 million for the three months ended September 30, 2021, compared to $290 million for the three months ended September 30, 2020. This decrease is primarily due to lower interest rates related to refinancing at the Parent Company, lower interest expense at Angamos due to debt prepayment in 2020 and lower monetary correction due to the GSF settlement in March 2021.
Interest expense decreased $72 million, or 10%, to $669 million for the nine months ended September 30, 2021, compared to $741 million for the nine months ended September 30, 2020. This decrease is primarily due to realized gains on de-designated interest rate swaps and lower interest rates related to refinancing at the Parent Company and lower interest expense at Angamos due to debt prepayment in 2020, partially offset by prior period incremental capitalized interest in Chile.
Interest income
Interest income increased $7 million, or 11%, to $71 million for the three months ended September 30, 2021, compared to $64 million for the three months ended September 30, 2020 and increased $14 million, or 7%, to $212 million for the nine months ended September 30, 2021, compared to $198 million for the nine months ended September 30, 2020, primarily due to sales-type lease receivables at AES Energy Storage Alamitos project and higher CAMMESA interest rates on receivables in Argentina, partially offset by lower loan receivable balance in Vietnam.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $32 million, or 59%, to $22 million for the three months ended September 30, 2021, compared to $54 million for the three months ended September 30, 2020, primarily due to prior year losses of $34 million at DPL and $16 million resulting from the Panama refinancing in 2020, partially offset by a loss at AES Andes of $14 million resulting from the refinancing of senior notes in July 2021.

44 | The AES Corporation | September 30, 2021 Form 10-Q
Loss on extinguishment of debt decreased $54 million, or 57%, to $41 million for the nine months ended September 30, 2021, compared to $95 million for the nine months ended September 30, 2020, primarily due to the drivers noted above as well as the loss of $37 million at the Parent Company resulting from the redemption of senior notes in 2020, partially offset by the loss of $14 million at Andres due to the refinancing in May 2021.
See Note 8—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income increased $42 million to $48 million for the three months ended September 30, 2021, compared to $6 million for the three months ended September 30, 2020, primarily due to the current year gain on remeasurement of contingent consideration at Clean Energy and a gain on remeasurement of our equity interest in Gas Natural Atlántico II, S. de. R.L.’s assets to their acquisition-date fair value.
Other income increased $214 million to $274 million for the nine months ended September 30, 2021, compared to $60 million for the nine months ended September 30, 2020, primarily due to the current year gain on remeasurement of our equity interest in the sPower development platform to its acquisition-date fair value, recognized as part of the merger to form AES Clean Energy Development, partially offset by the prior year gain on sale of Redondo Beach land at Southland.
Other expense decreased $8 million to $12 million for the three months ended September 30, 2021, compared to $20 million for the three months ended September 30, 2020, primarily due to compliance with an arbitration decision in 2020.
Other expense increased $5 million to $32 million for the nine months ended September 30, 2021, compared to $27 million for the nine months ended September 30, 2020, primarily due to a current year loss recognized at commencement of a sales-type lease at AES Renewable Holdings, partially offset by compliance with an arbitration decision in 2020.
See Note 15—Other Income and Expense, Note 7—Investments in and Advances to Affiliates, and Note 19—Acquisitions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain (loss) on disposal and sale of business interests
Gain on disposal and sale of business interests was $22 million for the three months ended September 30, 2021, primarily due to the gain on sale of Guacolda, partially offset by the loss on the partial disposition of the Company’s investment in Uplight, as compared to a loss of $90 million for the three months ended September 30, 2020, primarily due to the loss on sale of Uruguaiana.
Gain on disposal and sale of business interests was $81 million for the nine months ended September 30, 2021, primarily due the the issuance of new shares by Fluence, our equity method investment, to a new investor, which AES has accounted for as a gain on the partial disposition of its investment in Fluence, and the gain on sale of Guacolda, partially offset by the loss on the partial disposition of the Company’s investment in Uplight, as compared to a loss of $117 million for the nine months ended September 30, 2020, primarily due to the loss on sale of Uruguaiana and the settlement of arbitration related to the sale of Kazakhstan HPPs.
See Note 7—Investments in and Advances to Affiliates and Note 18—Held-For-Sale and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense decreased $820 million to $29 million for the three months ended September 30, 2021, compared to $849 million for the three months ended September 30, 2020. This decrease was primarily due to the $564 million and $213 million impairments related to the Angamos and Ventanas 1 & 2 coal-fired plants in Chile in the prior year and the $38 million impairment of the generation facility in Hawaii during 2020.
Asset impairment expense increased $519 million to $1.4 billion for the nine months ended September 30, 2021, compared to $855 million for the nine months ended September 30, 2020. This increase was primarily due to impairments of $649 million and $155 million related to AES Andes’ commitment to accelerate the retirement of the Ventanas 3 & 4 and Angamos coal-fired plants, respectively, a $475 million impairment at Puerto Rico associated with the economic costs and reputational risks of disposal of coal combustion residuals off island, and a $67 million impairment at the Mountain View I & II wind facilities related to a repowering project that will result in decommissioning the majority of the existing wind turbines in advance of their depreciable lives. The increase was partially offset by the $564 million and $213 million impairments related to the Angamos and Ventanas 1 & 2 coal-fired plants in Chile in the prior year and the $38 million impairment of the generation facility in Hawaii during 2020.

45 | The AES Corporation | September 30, 2021 Form 10-Q
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Argentina	$18	$(4)	$(22)	$(11)
Corporate	(3)	4	(4)	8
Dominican Republic	(1)	—	(2)	9
Chile	6	3	16	13
Brazil	6	—	2	—
Other	3	(1)	2	1
Total (1)	$29	$2	$(8)	$20
___________________________________________
(1)Includes gains of $53 million and $2 million on foreign currency derivative contracts for the three months ended September 30, 2021 and 2020, respectively, and gains of $8 million and gains of $20 million on foreign currency derivative contracts for the nine months ended September 30, 2021 and 2020, respectively.
The Company recognized net foreign currency transaction gains of $29 million for the three months ended September 30, 2021, primarily due to unrealized gains on foreign currency derivatives related to government receivables in Argentina.
The Company recognized net foreign currency transaction losses of $8 million for the nine months ended September 30, 2021, primarily due to unrealized losses on foreign currency derivatives related to government receivables in Argentina, partially offset by unrealized derivative gains on foreign currency derivatives in South America due to the depreciating Colombian peso.
The Company recognized net foreign currency transaction gains of $2 million for the three months ended September 30, 2020 with no material drivers.
The Company recognized net foreign currency transaction gains of $20 million for the nine months ended September 30, 2020, primarily due to realized gains on foreign currency derivatives in South America due to the depreciating Colombian peso, gains in the Dominican Republic due to the depreciating Dominican peso, and gains at the Parent Company resulting from the appreciation of intercompany receivables denominated in Euro, partially offset by losses in Argentina due to depreciating receivables denominated in the Argentine peso.
Other non-operating expense
Other non-operating expense was $202 million for the nine months ended September 30, 2020. In March 2020, the Company recognized a $43 million other-than-temporary impairment of the OPGC equity method investment due to the economic slowdown. In June 2020, the Company agreed to sell its entire stake in the OPGC investment, resulting in an additional other-than-temporary impairment of $158 million. There were no other non-operating expenses during the three and nine months ended September 30, 2021.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Income tax benefit (expense)
Income tax expense was $126 million for the three months ended September 30, 2021, compared to income tax benefit of $147 million for the three months ended September 30, 2020. The Company’s effective tax rates were 22% and 28% for the three months ended September 30, 2021 and 2020, respectively. This net decrease in the effective tax rate was primarily due to the 2021 benefit associated with the release of valuation allowance due to a change in expected realizability of net operating loss carryforwards at one of our Brazilian subsidiaries. The third quarter 2020 effective tax rate was impacted by the tax benefit on the Company’s investment in Guacolda relating to equity losses for the impairment of long-lived assets. Partially offsetting this tax benefit was an unfavorable impact from the loss on sale of the Company’s entire interest in AES Uruguaiana in 2020.
Income tax expense increased $20 million, or 36%, to $75 million for the nine months ended September 30, 2021, compared to $55 million for the nine months ended September 30, 2020. The Company’s effective tax rates were 16% and (60)% for the nine months ended September 30, 2021 and 2020, respectively. This net change in the effective tax rate was primarily due to the impact of the aforementioned valuation allowance release benefit, as well as asset impairments in Chile and Puerto Rico recorded in 2021. The prior year effective tax rate was impacted by both the impact of the other-than-temporary impairment of the OPGC equity method investment and the loss on sale of the Company’s entire interest in AES Uruguaiana. These impacts were partially offset by the recognition of

46 | The AES Corporation | September 30, 2021 Form 10-Q
the 2020 tax benefit related to a depreciating Peso in certain of our Argentine subsidiaries, as well as the aforementioned impact of the Company’s investment in Guacolda.
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for details of the asset impairments and Note 7—Investments In and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the other-than-temporary impairment. See Note 18—Held-for-Sale and Dispositions included in Item 1.—Financial Statements of this Form 10-Q for details of the sale of the Company’s entire interest in AES Uruguaiana.
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
Net equity in earnings (losses) of affiliates
Net equity in earnings of affiliates increased $137 million to $25 million for the three months ended September 30, 2021, compared to losses of $112 million for the three months ended September 30, 2020. This increase was driven by $106 million of losses at Gener in 2020 mainly due to a long-lived asset impairment at its investee, Guacolda, and the suspension of equity method accounting at Guacolda in September 2020, and a $31 million increase at sPower due to higher allocation of earnings driven by renewable projects that came online in 2021.
Net equity in losses of affiliates decreased $91 million, or 86%, to $15 million for the nine months ended September 30, 2021, compared to $106 million for the nine months ended September 30, 2020. This decrease was driven by $75 million of losses at Gener in 2020 mainly due to a long-lived asset impairment at its investee, Guacolda, and the suspension of equity method accounting at Guacolda in September 2020, and a $49 million higher allocation of earnings at sPower driven by renewable projects that came online in 2021. This decrease in losses was partially offset by an increase in losses at Fluence of $15 million due to timing, an incident in which inventory was damaged, and higher overhead costs associated with the growing business as well as a $13 million increase in losses in Mexico due to lower income tax in 2020 as a result of foreign currency devaluation.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries increased $290 million, to income of $142 million for the three months ended September 30, 2021, compared to a loss of $148 million for the three months ended September 30, 2020. This increase was primarily due to:
•Higher earnings in Chile primarily due to prior year long-lived asset impairments at AES Andes;
•Higher deferred tax benefits recorded at AES Brasil, partially offset by lower allocation of earnings due to change in NCI partner ownership;
•Allocation of earnings at Southland Energy to noncontrolling interests;
•Higher earnings at AES Renewable Holdings from an increase in businesses commencing operations; and
•Higher earnings in Panama primarily due to the prior year asset impairment and loss on extinguishment of debt.
These increases were partially offset by:
•Increased costs associated with growing and accelerating the U.S. renewables development pipeline; and
•Lower earnings in the Dominican Republic due to the sale of Itabo in the second quarter.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries increased $133 million to $156 million for the nine months ended September 30, 2021, compared to $23 million for the nine months ended September 30, 2020. This increase was primarily due to:
•Higher earnings in Chile due to net gains from early contract terminations at Angamos, gain on sale of Guacolda, and net higher long-lived asset impairments in the prior year;
•Allocation of earnings at Southland Energy to noncontrolling interests;

47 | The AES Corporation | September 30, 2021 Form 10-Q
•Higher deferred tax benefits recorded at AES Brasil, partially offset by lower allocation of earnings due to change in NCI partner ownership;
•Higher earnings in Colombia due to the life extension project at the Chivor hydroelectric plant completed in the prior year and better hydrology; and
•Higher earnings in Panama primarily due to the prior year asset impairment and loss on extinguishment of debt.
These increases were partially offset by:
•Lower earnings in the Dominican Republic due to the sale of Itabo in the second quarter; and
•Increased costs associated with growing and accelerating the U.S. renewables development pipeline.
Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation increased $676 million, to income of $343 million for the three months ended September 30, 2021, compared to a loss of $333 million for the three months ended September 30, 2020. This increase was primarily due to:
•Prior year long-lived asset impairments at AES Andes, Hawaii, and Guacolda;
•Higher margins at our US and Utilities SBU primarily due to favorable price variances under the commercial hedging strategy at Southland; and
•Prior year loss on sale of Uruguaiana.
These increases were partially offset by:
•Higher income tax expense.
Net income attributable to The AES Corporation increased $495 million, to income of $223 million for the nine months ended September 30, 2021, compared to a loss of $272 million for the nine months ended September 30, 2020. This increase was primarily due to:
•Higher margins at our South America SBU due to net gains from early contract terminations at Angamos;
•Higher margins at our US and Utilities SBU primarily due to favorable price variances under the commercial hedging strategy at Southland and commencement of the PPA put option period at Southland Energy;
•Lower Parent interest expense due to realized gains on de-designated interest rate swaps and lower interest rates;
•Gain on remeasurement of our equity interest in the sPower development platform to acquisition-date fair value;
•Gain due to the issuance of new shares by Fluence, which was accounted for as a partial disposition;
•Prior year loss on sale of Uruguaiana; and
•Prior year losses on extinguishment of debt at the Parent and DPL.
These increases were partially offset by:
•Net higher impairments in the current year; and
•Higher income tax expense.
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

48 | The AES Corporation | September 30, 2021 Form 10-Q
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted Operating Margin (in millions)	2021	2020	2021	2020
Operating Margin	$760	$756	$2,152	$1,787
Noncontrolling interests adjustment (1)	(170)	(207)	(577)	(530)
Unrealized derivative (gains) losses	(26)	26	5	9
Disposition/acquisition losses	2	14	8	18
Net gains from early contract terminations at Angamos	(36)	(72)	(256)	(72)
Total Adjusted Operating Margin	$530	$517	$1,332	$1,212
_______________________
(1)The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.

49 | The AES Corporation | September 30, 2021 Form 10-Q
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

50 | The AES Corporation | September 30, 2021 Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted PTC (in millions)	2021	2020	2021	2020
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$343	$(333)	$219	$(275)
Income tax expense (benefit) from continuing operations attributable to The AES Corporation	151	(98)	91	38
Pre-tax contribution	494	(431)	310	(237)
Unrealized derivative and equity securities losses (gains)	(53)	26	24	24
Unrealized foreign currency losses (gains)	11	(4)	5	(7)
Disposition/acquisition losses (gains)	(33)	100	(277)	130
Impairment losses	18	657	1,121	878
Loss on extinguishment of debt	27	55	51	103
Net gains from early contract terminations at Angamos	(36)	(72)	(256)	(72)
Total Adjusted PTC	$428	$331	$978	$819

51 | The AES Corporation | September 30, 2021 Form 10-Q
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

	Three Months Ended September 30,				Nine Months Ended September 30,
Reconciliation of Adjusted EPS	2021		2020		2021		2020
Diluted earnings (loss) per share from continuing operations	$0.48		$(0.50)		$0.31		$(0.41)
Unrealized derivative and equity securities losses (gains)	(0.07)	(1)	0.04	(2)	0.03	(3)	0.04	(2)
Unrealized foreign currency losses (gains)	0.01		—		0.01		(0.01)
Disposition/acquisition losses (gains)	(0.05)	(4)	0.15	(5)	(0.40)	(6)	0.20	(7)
Impairment losses	0.03	(8)	0.98	(9)	1.61	(10)	1.31	(11)
Loss on extinguishment of debt	0.04	(12)	0.08	(13)	0.07	(14)	0.15	(15)
Net gains from early contract terminations at Angamos	(0.05)	(16)	(0.11)	(17)	(0.37)	(16)	(0.11)	(17)
U.S. Tax Law Reform Impact	—		—		—		0.02	(18)
Less: Net income tax expense (benefit)	0.11	(19)	(0.22)	(20)	(0.19)	(21)	(0.23)	(20)
Adjusted EPS	$0.50		$0.42		$1.07		$0.96
_____________________________
(1)Amount primarily relates to unrealized gains on power and commodities swaps at Southland of $22 million, or $0.03 per share, and unrealized gains on foreign currency derivatives in Argentina associated with government receivables of $15 million, or $0.02 per share, and in Brazil of $11 million, or $0.02 per share.
(2)Amounts primarily relate to unrealized derivative losses at Southland of $20 million, or $0.03 per share, for the three months ended September 30, 2020, and unrealized derivative losses in Argentina mainly associated with foreign currency derivatives on government receivables of $18 million, or $0.03 per share, for the nine months ended September 30, 2020.
(3)Amount primarily relates to net unrealized derivative losses in Argentina mainly associated with foreign currency derivatives on government receivables of $26 million, or $0.04 per share.
(4)Amount primarily relates to a gain on remeasurement of contingent consideration at Clean Energy of $24 million, or $0.03 per share, and gain on sale of Guacolda of $22 million, or $0.03 per share, partially offset by loss on Uplight transaction with shareholders of $11 million, or $0.02 per share.
(5)Amount primarily relates to loss on sale of Uruguaiana of $85 million, or $0.13 per share, and advisor fees associated with the successful acquisition of additional ownership interest in AES Brasil of $9 million, or $0.01 per share.
(6)Amount primarily relates to the gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $214 million, or $0.31 per share, and gain on Fluence issuance of shares of $60 million, or $0.09 per share, a gain on remeasurement of contingent consideration at Clean Energy of $24 million, or $0.03 per share, and gain on sale of Guacolda of $22 million, or $0.03 per share, partially offset by day-one loss recognized at commencement of a sales-type lease at AES Renewable Holdings of $13 million, or $0.02 per share, and loss on Uplight transaction with shareholders of $11 million, or $0.02 per share.
(7)Amount primarily relates to loss on sale of Uruguaiana of $85 million, or $0.13 per share, loss on sale of the Kazakhstan HPPs of $30 million, or $0.05 per share, as result of the final arbitration decision, and advisor fees associated with the successful acquisition of additional ownership interest in AES Brasil of $9 million, or $0.01 per share.
(8)Amount primarily relates to asset impairments at Clean Energy of $14 million, or $0.02 per share, and at Panama of $5 million, or $0.01 per share.
(9)Amount primarily relates to asset impairments at AES Andes of $523 million, or $0.78 per share, at our Guacolda equity affiliate impacting equity earnings by $81 million, or $0.12 per share, at Hawaii of $38 million, or $0.06 per share, and at Panama of $15 million, or $0.02 per share.
(10)Amount primarily relates to asset impairments at AES Andes of $540 million, or $0.77 per share, at Puerto Rico of $475 million, or $0.68 per share, at Mountain View of $67 million, or $0.10 per share, at our sPower equity affiliate, impacting equity earnings by $21 million, or $0.03 per share, and at Clean Energy of $14 million, or $0.02 per share.
(11)Amount relates to asset impairments at AES Andes of $527 million, or $0.79 per share, other-than-temporary impairment of OPGC of $201 million, or $0.30 per share, impairment at our Guacolda equity affiliate impacting equity earnings by $81 million, or $0.12 per share, impairment at Hawaii of $38 million, or $0.06 per share, impairment at Panama of $15 million, or $0.02 per share, and impairments at our sPower equity affiliate, impacting equity earnings by $16 million, or

52 | The AES Corporation | September 30, 2021 Form 10-Q
$0.02 per share.
(12)Amount relates to losses on early retirement of debt at AES Andes of $15 million, or $0.02 per share, and Argentina of $8 million, or $0.01 per share.
(13)Amount primarily relates to losses on early retirement of debt at DPL of $32 million, or $0.05 per share, Panama of $11 million, or $0.02 per share, and Angamos of $10 million, or $0.01 per share.
(14)Amount primarily relates to losses on early retirement of debt at Andres and Los Mina of $15 million, or $0.02 per share, at AES Andes of $15 million, or $0.02 per share, and at Argentina of $8 million, or $0.01 per share.
(15)Amount primarily relates to losses on early retirement of debt at the Parent Company of $37 million, or $0.06 per share, DPL of $32 million, or $0.05 per share, Panama of $11 million, or $0.02 per share, and Angamos of $10 million, or $0.02 per share.
(16)Amounts relate to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $37 million, or $0.05 per share, and $256 million, or $0.37 per share, for the three and nine months ended September 30, 2021, respectively.
(17)Amounts relate to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $72 million, or $0.11 per share.
(18)Amount represents adjustment to tax law reform remeasurement due to incremental deferred taxes related to DPL of $16 million, or $0.02 per share.
(19)Amount primarily relates to a reduction in the income tax benefit associated with the impairment at Puerto Rico of $44 million, or $0.06 per share, income tax expense related to the gain on sale of Guacolda of $6 million, or $0.01 per share, and income tax expense related to the gain on remeasurement of contingent consideration at Clean Energy of $6 million, or $0.01 per share.
(20)Amounts primarily relate to income tax benefits associated with the impairments at AES Andes and Guacolda of $147 million, or $0.22 per share.
(21)Amount primarily relates to income tax benefits associated with the impairments at AES Andes of $174 million, or $0.25 per share, at Puerto Rico of $70 million, or $0.10 per share, and at Mountain View of $18 million, or $0.03 per share, partially offset by income tax expense related to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $83 million, or $0.12 per share, income tax expense related to the gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $47 million, or $0.07 per share, and income tax expense related to the gain on Fluence issuance of shares of $13 million, or $0.02 per share.
US and Utilities SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating Margin	$349	$235	$114	49%	$621	$491	$130	26%
Adjusted Operating Margin (1)	266	237	29	12%	514	434	80	18%
Adjusted PTC (1)	254	185	69	37%	426	313	113	36%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2020 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended September 30, 2021 increased $114 million, or 49%, which was driven primarily by the following (in millions):

Increase at Southland mainly driven by favorable price variances under the commercial hedging strategy	$67
Increase at Southland Energy due to the commencement of the PPA annual put option period in the current year and higher realized and unrealized losses on derivatives in the prior year	38
Increase in Puerto Rico driven by higher availability due to the timing of planned maintenance and lower depreciation expense	14
Decrease at Clean Energy driven by increased costs associated with growing and accelerating the development pipeline, partially offset by higher revenue due to the Company’s agreement to supply Google’s data centers with 24/7 carbon-free energy	(8)
Other	3
Total US and Utilities SBU Operating Margin Increase	$114
Adjusted Operating Margin increased $29 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased $69 million primarily driven by the increase in Adjusted Operating Margin described above, an increase at our U.S. renewables businesses due to contributions from newly operational projects, a higher contribution from Southland Energy as a result of the sale of noncontrolling interests in 2020, and an increase at AES Indiana due to lower pension costs.
Operating Margin for the nine months ended September 30, 2021 increased $130 million, or 26%, which was driven primarily by the following (in millions):

53 | The AES Corporation | September 30, 2021 Form 10-Q

Increase at Southland Energy primarily due to the CCGT units operating for the full 2021 period and the commencement of the PPA annual put option period in the current year	$95
Increase at Southland mainly due to an increase in capacity sales and favorable price variances under the commercial hedging strategy, partially offset by lower energy sales driven lower volume and by energy price adjustments due to market re-settlements	39
Increase in El Salvador due to higher demand mainly driven by the impact of COVID-19 in 2020	18
Increase in Puerto Rico driven by higher availability due to the timing of planned maintenance, lower depreciation expense due to an impairment recognized in Q1 2021, and lower waste residual disposal	9
Decrease at Clean Energy driven by increased costs associated with growing and accelerating the development pipeline, partially offset by an increase at AES Renewable Holdings due to more projects online in 2021 and higher revenue due to the Company’s agreement to supply Google’s data centers with 24/7 carbon-free energy	(16)
Decrease at AES Indiana primarily due to higher maintenance expense, partially offset by higher volumes from favorable weather	(13)
Other	(2)
Total US and Utilities SBU Operating Margin Increase	$130
Adjusted Operating Margin increased $80 million primarily due to the drivers above, adjusted for NCI, and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased $113 million, primarily driven by the increase in Adjusted Operating Margin described above, an increase at our U.S. renewables businesses due to contributions from newly operational projects, a higher contribution from Southland Energy as a result of the sale of noncontrolling interests in 2020, lower interest expense at DPL, and lower pension costs at AES Indiana, partially offset by a gain in 2020 on sale of land held by AES Redondo Beach at Southland.
South America SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating Margin	$199	$337	$(138)	-41%	$896	$707	$189	27%
Adjusted Operating Margin (1)	96	147	(51)	-35%	321	351	(30)	-9%
Adjusted PTC (1)	83	122	(39)	-32%	267	381	(114)	-30%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2020 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended September 30, 2021 decreased $138 million, or 41%, which was driven by the following (in millions):

Lower revenue recognized on early contract terminations at Angamos and higher prices on coal and energy purchases, partially offset by lower depreciation of coal assets	$(93)
Lower margin in Brazil primarily due to higher energy purchases led by drier hydrology and higher fixed costs, partially offset by higher margin from new wind facilities	(42)
Other	(3)
Total South America SBU Operating Margin Decrease	$(138)
Adjusted Operating Margin decreased $51 million due to the drivers above, adjusted for NCI, and net of gains on early contract terminations at Angamos.
Adjusted PTC decreased $39 million, primarily associated with the decrease in Adjusted Operating Margin mentioned above and lower equity earnings at Guacolda due to the suspension of equity method accounting in September 2020, partially offset by higher interest income at Argentina and a decrease in interest expense at Angamos primarily due to debt prepayments executed in the fourth quarter of 2020.

54 | The AES Corporation | September 30, 2021 Form 10-Q
Operating Margin for the nine months ended September 30, 2021 increased $189 million, or 27%, which was driven primarily by the following (in millions):

Increase in Chile primarily related to revenue recognized on early contract terminations at Angamos partially offset by lower availability and higher prices on coal and energy purchases	$231
Higher margin in Colombia related to higher reservoir levels and better hydrology	76
Lower margin in Brazil primarily due to higher energy purchases led by drier hydrology, local currency depreciation, and higher fixed costs, partially offset by higher margin from new wind facilities	(65)
Recovery of previously expensed payments from customers in Chile in 2020	(43)
Decrease in energy and capacity tariffs in Argentina and higher fixed costs, partially offset by higher dispatch of San Nicolas and the commencement of operations of wind facilities	(9)
Other	(1)
Total South America SBU Operating Margin Increase	$189
Adjusted Operating Margin decreased $30 million due to the drivers above, adjusted for NCI, and net of gains on early contract terminations at Angamos.
Adjusted PTC decreased $114 million, primarily associated with the decrease in Adjusted Operating Margin described above, incremental capitalized interest at Alto Maipo in the prior period, lower equity earnings at Guacolda due to the suspension of equity method accounting in September 2020, and higher interest expenses at Brazil.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating Margin	$138	$137	$1	1%	$381	$411	$(30)	-7%
Adjusted Operating Margin (1)	106	93	13	14%	284	282	2	1%
Adjusted PTC (1)	81	57	24	42%	213	201	12	6%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2020 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended September 30, 2021 increased $1 million, or 1%, which was driven primarily by the following (in millions):

Increase in the Dominican Republic mainly driven by higher LNG sales, partially offset by lower availability and higher fixed costs	$18
Increase in Panama mainly driven by Panama’s demand recovery, partially offset by lower availability at Colon	7
Decrease in the Dominican Republic driven by the sale of Itabo on April 8, 2021	(23)
Other	(1)
Total MCAC SBU Operating Margin Increase	$1
Adjusted Operating Margin increased $13 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $24 million, mainly driven by the increase in Adjusted Operating Margin described above and a legal settlement in Panama in 2020.
Operating Margin for the nine months ended September 30, 2021 decreased $30 million, or 7%, which was driven primarily by the following (in millions):

Decrease in the Dominican Republic mainly driven by sale of Itabo on April 8, 2021 and lower performance in Q1 2021 caused by lower availability	$(47)
Decrease in Panama mainly driven by Estrella de Mar I power barge disconnection in July 2020, partially offset by the impact of the wind project acquired in Q2 2020	(17)
Decrease in Mexico driven by lower availability in 2021 and higher fixed costs	(16)
Increase in Panama mainly driven by Panama’s demand recovery and better hydrology	24
Increase in the Dominican Republic driven by higher LNG sales mainly due to Eastern Pipeline COD in 2020, partially offset by lower capacity due to the incorporation of new plants in the system	22
Other	4
Total MCAC SBU Operating Margin Decrease	$(30)
Adjusted Operating Margin increased $2 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $12 million, mainly driven by the increase in Adjusted Operating Margin described

55 | The AES Corporation | September 30, 2021 Form 10-Q
above and a legal settlement in Panama in 2020.
Eurasia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating Margin	$46	$42	$4	10%	$158	$142	$16	11%
Adjusted Operating Margin (1)	35	34	1	3%	118	108	10	9%
Adjusted PTC (1)	45	40	5	13%	144	133	11	8%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2020 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended September 30, 2021 increased $4 million, or 10%, which was driven primarily by the following (in millions):

Increase at Kavarna wind farm due to higher prices in the Bulgarian electricity market	$3
Other	1
Total Eurasia SBU Operating Margin Increase	$4
Adjusted Operating Margin increased $1 million mainly due to the drivers above, adjusted for NCI.
Adjusted PTC increased $5 million, mainly driven by the increase in Adjusted Operating Margin described above.
Operating Margin for the nine months ended September 30, 2021 increased $16 million, or 11%, which was driven primarily by the following (in millions):

Euro appreciation impacting Maritza and Kavarna in Bulgaria	$7
Increase at Kavarna wind farm due to higher prices in the Bulgarian electricity market	3
Other	6
Total Eurasia SBU Operating Margin Increase	$16
Adjusted Operating Margin increased $10 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $11 million, mainly driven by the increase in Adjusted Operating Margin described above.
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
Operational
COVID-19 Pandemic — The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see Item 1A.—Risk Factors of our 2020 Form 10-K.
Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We prioritize the safety of our people and continue to develop targeted strategies, in line with local requirements, to promote vaccination in our various jurisdictions.

56 | The AES Corporation | September 30, 2021 Form 10-Q
We derive approximately 85% of our total revenues from our regulated utilities and long-term sales and supply contracts or PPAs at our generation businesses, which contributes to a relatively stable revenue and cost structure at most of our businesses. In 2021, our operational locations continued to experience the impact of, and recovery from, the COVID-19 pandemic. Across our global portfolio, our utilities businesses have generally performed in line with our expectations consistent with a recovery from the COVID-19 pandemic. While we cannot predict the length and magnitude of the pandemic or how it could impact global economic conditions, a delayed or disrupted recovery with respect to demand may adversely impact our financial results for 2021.
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
Trade Restrictions and Supply Chain — In recent years, increased tensions between the U.S. and China have resulted in policies that restrict or increase costs on trade, such as tariffs and import restrictions, that have impacted the renewable energy industry. While we have been able to largely mitigate any material impacts so far, China is the largest supplier of raw materials and components used in solar panels. Imports of solar panels into the U.S. from China and Southeast Asia have been delayed or challenged in certain instances. In addition, substantial shortages in shipping services and disruptions in global supply chain, recent disruptions specific to solar panel imports including the uncertainty around the application of additional tariffs on solar panel imports from Southeast Asia, and the potential detainment of panels by U.S. Customs and Border Protection has further challenged the supply chain related to renewable energy. While we have contracted and substantially secured our expected requirements for U.S. solar panels for 2021 and 2022, these disruptions may persist and impact our suppliers’ ability or willingness to meet their contractual agreements. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewables projects.
Macroeconomic and Political
During the past few years, some countries where our subsidiaries conduct business have experienced macroeconomic and political changes. In the event these trends continue, there could be an adverse impact on our businesses.
Chile — In recent years, Chile has experienced significant social unrest, resulting in an October 2020 referendum that determined a new constitution will be drafted by a constitutional convention following further votes expected in 2022. In addition, other initiatives to address the social unrest are under consideration and could result in regulatory or policy changes that may affect our results of operations in Chile.
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

57 | The AES Corporation | September 30, 2021 Form 10-Q
AES Puerto Rico and AES Ilumina’s non-recourse debt of $218 million and $29 million, respectively, continue to be in technical default and are classified as current as of September 30, 2021 as a result of PREPA’s bankruptcy filing in July 2017. The Company is in compliance with its debt payment obligations as of September 30, 2021.
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
Global Tax — The macroeconomic and political environments in the U.S. and some countries where our subsidiaries conduct business have changed during 2020 and 2021. This could result in significant impacts to tax law. For example, the “American Rescue Plan Act of 2021” was signed into law on March 11, 2021. The $1.9 trillion Act includes COVID-19 relief as well as broader stimulus, but also includes several revenue-raising and business tax provisions. Two corporate income tax increases partially offset the cost of the bill: the elimination of a beneficial foreign tax credit rule, set to take effect in 2021, and the expansion of executive compensation deduction limits effective in 2027.
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
Additionally, during the second quarter of 2021, the G7 countries announced alignment for a 15% global minimum tax rate. This was subsequently affirmed in July when 132 member countries of the OECD “Inclusive Framework” group released a statement announcing a coordinated framework for international tax reform. The framework would re-allocate taxing rights over the profits of multinational corporations and establish a global minimum tax at a 15% rate. Additional details on the proposals are anticipated later this year. The potential impact to the Company is not known, but may be material. Implementation of the framework would require multilateral agreement and/or country specific legislative action, including in the U.S.
In the third quarter of 2021, both the United States Senate and the United States House of Representatives passed $3.5 trillion budget resolutions as a first step to the budget reconciliation process that could include U.S. corporate and international tax reforms. As part of the reconciliation process, the House Ways and Means Committee marked up a version of the “Build Back Better Act”. The Build Back Better Act included U.S. corporate and international tax reform proposals that would increase the U.S. corporate income tax rate, modify the Global Intangible Low Taxed Income rules, create additional interest deduction limitations and provide clean energy incentives, among others. The Company believes it would benefit from the clean energy initiatives, though the tax implications may be unfavorable in the short term.
The Company and certain of its subsidiaries are currently under examination by the relevant tax authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. Accordingly, given recent developments in the examination of our 2017 U.S. income tax return which primarily

58 | The AES Corporation | September 30, 2021 Form 10-Q
relates to the TCJA one-time transition tax assessed on cumulative foreign earnings and profits, the Company is updating its estimate of reasonably possible changes in unrecognized tax benefits that may occur within the next twelve months. The new range is estimated to be between $0 million and $200 million, primarily relating to non-cash effective settlement and associated reversal of liabilities and increases in net operating loss carryforward balances included in the Company’s net noncurrent deferred tax liabilities.
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
Alto Maipo
The Company's subsidiary, Alto Maipo, is currently constructing a hydroelectric facility near Santiago, Chile which is approximately 99% complete and is expected to begin generating energy in the fourth quarter of 2021. The Alto Maipo project (the “Project”) has experienced significant construction difficulties, which resulted in a substantial increase in project costs over the original budget and led to a series of negotiations that resulted in securing additional funding from creditors and additional equity injections from AES Andes.
On March 17, 2017, Alto Maipo completed the first financial and legal restructuring of the Project. Following this restructuring, Alto Maipo terminated a construction contract with Constructora Nuevo Maipo S.A. (“CNM”) as a result of CNM’s failure to perform. On July 3, 2017, CNM filed a claim against Alto Maipo before the International Chamber of Commerce (“ICC”) for cost overruns and contract termination. Prior to this claim, Alto Maipo had issued an arbitration request before the ICC for multiple contract breaches. See Item 1.—Legal Proceedings in this Form 10-Q for further information.
In February 2018, Alto Maipo signed an amended EPC contract with Strabag, which increased the scope of the original contract to incorporate CNM’s work and was approved by the creditors in May 2018 as part of the second restructuring of the Project.
On August 27, 2021, Alto Maipo updated its creditors with respect to the construction budget and long-term business plan for the Project, which considers different scenarios for spot prices, decarbonization initiatives, and hydrological conditions, among other significant variables. Under some of these scenarios, Alto Maipo may experience reduced future cash flows, which would limit its ability to repay debt. Alto Maipo’s management has initiated negotiations with its creditors to restructure its obligations and achieve a sustainable long-term capital structure for Alto Maipo. There can be no assurance that Alto Maipo will succeed in its efforts to reach an agreement with its creditors. Currently, through its 67% ownership interest in AES Andes, AES now has an effective 62% indirect economic interest in Alto Maipo, which is part of the strategic asset group and AES Andes reporting unit. These finance agreements are non-recourse with respect to The AES Corporation and AES Andes.
If Alto Maipo is unable to renegotiate the terms of its financial arrangements with its creditors and is unable to meet its obligations under those arrangements as they come due, the creditors may enforce their rights under these agreements, which could result in a material loss of up to $566 million, representative of the Company’s after-tax investment (net of NCI) in Alto Maipo as of September 30, 2021. The project debt at Alto Maipo is currently not in default. We do not believe that a debt covenant violation is certain to occur in the near future. Therefore, Alto Maipo’s debt continues to be classified as long-term, and management believes that the carrying value of our net investment in Alto Maipo is recoverable. These factors were not considered to be a triggering event for the asset groups or goodwill of the parent, AES Andes, under ASC 360 or ASC 350. Approximately $60 million of deferred tax assets are included in the carrying value, and management believes it is more-likely-than-not that they will be realized. However, they could be reduced if estimates of future taxable income are decreased.
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

59 | The AES Corporation | September 30, 2021 Form 10-Q
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
Considering the information available as of the filing date, management believes the carrying amount of our coal-fired long-lived assets in Chile of $1.1 billion is recoverable as of September 30, 2021.
Puerto Rico Energy Public Policy Act — On April 11, 2019, the Governor of Puerto Rico signed the Puerto Rico Energy Public Policy Act (“the Act”) establishing guidelines for grid efficiency and eliminating coal as a source for electricity generation by January 1, 2028. The Act supports the accelerated deployment of renewables through the Renewable Portfolio Standard and the conversion of coal generating facilities to other fuel sources, with compliance targets of 40% by 2025, 60% by 2040, and 100% by 2050. AES Puerto Rico’s long-term PPA with PREPA expires November 30, 2027. PREPA and AES Puerto Rico have discussed various strategic alternatives, but have not reached any agreement. As described under Macroeconomic and Political above, additional factors arose in the first quarter of 2021 with respect to the disposal of coal combustion residuals, which contributed to the Company recognizing an asset impairment expense of $475 million. Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $69 million is recoverable as of September 30, 2021.
Hawaii — In July 2020, the Hawaii State Legislature passed Senate Bill 2629 that prohibits AES Hawaii from generating electricity from coal after December 31, 2022. This bill will restrict the Company from contracting the asset beyond the expiration of its existing PPA. Considering the information available as of the filing date, management believes the carrying amount of our coal-fired long-lived assets in Hawaii of $20 million is recoverable as of September 30, 2021.
For further information about the risks associated with decarbonization initiatives, see Item 1A.—Risk Factors—Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2020 Form 10-K.
Regulatory
AES Maritza PPA Review — DG Comp is conducting a preliminary review of whether AES Maritza’s PPA with NEK is compliant with the European Union's State Aid rules. No formal investigation has been launched by DG Comp to date. However, AES has been engaging in discussions with the DG Comp case team and the Government of Bulgaria (“GoB”) to attempt to reach a negotiated resolution of DG Comp’s review (“PPA Discussions”). Separately, earlier this year, GoB submitted its proposed plan for the reform and liberalization of its electricity market to the European Commission (the “Market Reform Plan”). The proposed Market Reform Plan concerns the introduction of a market-wide capacity remuneration mechanism in Bulgaria, which would require approval by DG Comp. The Market Reform Plan proposed a deadline of June 30, 2021 for the termination of AES Maritza’s PPA, and anticipates discussions with AES Maritza about that issue. The PPA Discussions are ongoing and the PPA

60 | The AES Corporation | September 30, 2021 Form 10-Q
continues to remain in place. However, there can be no assurance that, in the context of the PPA Discussions, the other parties will not seek a prompt termination of the PPA.
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
Considering the information available as of the filing date, management believes the carrying value of our long-lived assets at Maritza of approximately $988 million is recoverable as of September 30, 2021.
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
AES Indiana Replacement Generation — AES Indiana retired 230 MW of coal-fired generation at Petersburg Unit 1 in May 2021 and has plans to retire 415 MW of coal-fired generation at Petersburg Unit 2 in 2023. As result of these retirements, AES Indiana filed a petition with the IURC in February 2021 for approvals and cost recovery associated with these retirements. In August 2021, AES Indiana filed an uncontested Stipulation and Settlement Agreement with the other parties in the case which includes: (1) AES Indiana’s creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) a method for amortization of the regulatory assets; and (3) recovery of the regulatory assets through ongoing amortization in AES Indiana’s future rate cases. The Settlement Agreement also reserves all rights of all parties with respect to the ratemaking treatment related to the regulatory asset’s including proper rate of return and mechanisms for recovery. Additionally, in June 2021, AES Indiana received an order from the IURC approving the acquisition of a 195 MW solar project expected to commence operations in 2023 and, in July 2021, AES Indiana filed a request for regulatory approval to acquire a 250 MW solar and 180 MWh energy storage facility expected to commence operations in 2024.
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
Impairments
Long-lived Assets — During the nine months ended September 30, 2021, the Company recognized asset impairment expense of $1.4 billion. See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets that were assessed for impairment totaled $147 million at September 30, 2021.
Events or changes in circumstances that may necessitate recoverability tests and potential impairments of

61 | The AES Corporation | September 30, 2021 Form 10-Q
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
In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Indiana, Maryland, Ohio, and Pennsylvania) affected the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and, accordingly, the EPA issued federal implementation plans that both updated existing CSAPR NOx ozone season emission budgets for electric generating units within these states and implemented these budgets through modifications to the CSAPR NOx ozone season allowance trading program. Implementation started in the 2017 ozone season (May-September 2017). Affected facilities receive fewer ozone season NOx allowances in 2017 and later, possibly resulting in the need to purchase additional allowances. Additionally, on September 13, 2019, the D.C. Circuit remanded a portion of October 2016 CSAPR Update Rule to the EPA. On April 30, 2021, the EPA published a final rule to address the 2020 D.C. Circuit decision. The EPA is issuing new or amended federal implementation plans for 12 states, including Indiana, Maryland, Ohio, and Pennsylvania, with revised CSAPR NOx ozone season emission budgets for electric generating units within these states via a new CSAPR NOx Ozone Season Group 3 Trading Program. Implementation began during the 2021 ozone season (May-September 2021) with an effective date of June 29, 2021. AES Indiana facilities and AES Warrior Run in Maryland will receive fewer ozone season NOx allowances for future NOx Ozone Seasons beginning in 2021 and later, possibly resulting in the need to purchase additional allowances. In addition, subject sources in these states are required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances by deadlines expected to occur in 2021. This requirement applies inclusive of assets and allowances that have since been sold and/or retired, including former AES assets in Ohio and Pennsylvania. While AES no longer operates electric generating units subject to the revised CSAPR Update Rule in Ohio or Pennsylvania, certain prior AES sources in these states were required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances and on July 14, 2021 the required allowances were recalled by the EPA, fulfilling this obligation.
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

62 | The AES Corporation | September 30, 2021 Form 10-Q
The ACE Rule determines that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule requires states with existing coal-fired electric generating units to develop state plans to establish CO2 emission limits for designated facilities. AES Indiana Petersburg and AES Warrior Run have coal-fired electric generating units that could have been impacted by this regulation. On January 19, 2021, the D.C. Circuit vacated and remanded to the EPA the ACE Rule, although the parties have an opportunity to request a rehearing at the D.C. Circuit or seek a review of the decision by the U.S. Supreme Court. On March 5, 2021, the D.C. Circuit issued the partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP will not take effect while the EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating units. The impact of future greenhouse gas emissions regulations remains uncertain.
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
Power plants are required to comply with the more stringent of state or federal requirements. At present, the California state requirements are more stringent and have earlier compliance dates than the federal EPA requirements, and are therefore applicable to the Company's California assets. On September 1, 2020, in response to a request by the state’s energy, utility, and grid operators and regulators, the SWRCB approved amendments to its OTC Policy. The SWRCB OTC Policy previously required the shutdown and permanent retirement of all remaining OTC generating units at AES Alamitos, AES Huntington Beach, and AES Redondo Beach by December 31, 2020. The initial amendment extends the deadline for shutdown and retirement of AES Alamitos and AES Huntington Beach’s remaining OTC generating units to December 31, 2023 and extends the deadline for shutdown and retirement of AES Redondo Beach’s remaining OTC generating units to December 31, 2021 (the “AES Redondo Beach Extension”). The respective facilities’ National Pollutant Discharge Elimination System permits have been revised to allow the remaining OTC generating units at AESAL, AESHB, and AESRB to continue operation beyond December 31, 2020 and in accordance with the current OTC Policy. In October 2020, the cities of Redondo Beach and Hermosa Beach filed a state court lawsuit challenging the AES Redondo Beach Extension. The outcome of the lawsuit is unclear. On March 16, 2021 the State Advisory Committee on Cooling Water Intake Structures (SACCWIS) released their draft 2021 report to SWRCB. The report summarizes the State of California’s current electrical grid reliability needs and recommended a two-year extension to the compliance schedule for AES Redondo Beach to address system-wide grid reliability needs. The SWRCB public hearing regarding the final decision on the amendment of the OTC policy was held on October 19, 2021 and the Board voted in favor of extending the compliance date for AES Redondo Beach to December 31, 2023. The AES Redondo Beach NPDES permit has been administratively extended. The new air-cooled combined cycle gas turbine generators at the AES Alamitos and AES Huntington Beach generating stations began commercial operation in early 2020 and there is currently no plan to replace the OTC generating units at the AES Redondo Beach generating station following the retirement.
Waters of the U.S. and Navigable Waters Protection Rules — In June 2015, the USEPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." (WOTUS) rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the agencies, on April 21, 2020, issued the final “Navigable Waters Protection” (NWP) rule which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the NWP Rule. This vacatur of the NWP Rule applies nationwide. As such, the agencies are interpreting waters of the U.S. consistent with the pre-2015 regulatory regime until further notice. It is too early to determine whether any outcome of litigation or

63 | The AES Corporation | September 30, 2021 Form 10-Q
current or future revisions to rules interpreting federal jurisdiction over waters of the U.S. might have a material impact on our business, financial condition, and results of operations.
Capital Resources and Liquidity
Overview
As of September 30, 2021, the Company had unrestricted cash and cash equivalents of $1.4 billion, of which $338 million was held at the Parent Company and qualified holding companies. The Company had $170 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $563 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $16.5 billion and $3.4 billion, respectively. Of the $1.5 billion of our current non-recourse debt, $1.2 billion was presented as such because it is due in the next twelve months and $254 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents, of which $247 million is due to the bankruptcy of the offtaker.
We expect current maturities of non-recourse debt to be repaid from net cash provided by operating activities of the subsidiary to which the debt relates, through opportunistic refinancing activity, or some combination thereof. We have $2 million of recourse debt which matures within the next twelve months. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to drawings under its revolving credit facility. However, as of September 30, 2021, the Parent Company did not have any outstanding drawings under its revolving credit facility. On a consolidated basis, of the Company’s $20.2 billion of total gross debt outstanding as of September 30, 2021, approximately $3.2 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $1.2 billion of our floating rate non-recourse exposure as variable rate instruments act as a natural hedge against inflation in Brazil.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At September 30, 2021, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the

64 | The AES Corporation | September 30, 2021 Form 10-Q
terms of the agreements, of approximately $2.1 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s split rating, some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of September 30, 2021, we had $106 million in letters of credit outstanding provided under our unsecured credit facility and $75 million in letters of credit outstanding provided under our revolving credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended September 30, 2021, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables
As of September 30, 2021, the Company had approximately $84 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Argentina and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2022, or one year from the latest balance sheet date. The majority of Argentine receivables have been converted into long-term financing for the construction of power plants. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government. A portion relates to the extension of existing PPAs with the addition of renewable energy. See Note 6—Financing Receivables in Item 1.—Financial Statements and Key Trends and Uncertainties—Macroeconomic and Political—Chile in Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q and Item 1.—Business—South America SBU—Argentina—Regulatory Framework and Market Structure included in our 2020 Form 10-K for further information.
As of September 30, 2021, the Company had approximately $1.3 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. In December 2020, Mong Duong met the held-for-sale criteria and the loan receivable balance, net of CECL reserve, was reclassified to held-for-sale assets. As of September 30, 2021, $88 million of the loan receivable balance was classified as Current held-for-sale assets and $1.2 billion was classified as Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheets. See Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the nine months ended September 30, 2021 were debt financings, cash flows from operating activities, proceeds from the issuance of Equity Units, and sales of short-term investments. The primary uses of cash in the nine months ended September 30, 2021 were repayments of debt, capital expenditures, and purchases of short-term investments.

65 | The AES Corporation | September 30, 2021 Form 10-Q
The primary sources of cash for the Company in the nine months ended September 30, 2020 were debt financings, cash flows from operating activities, and sales of short-term investments. The primary uses of cash in the nine months ended September 30, 2020 were repayments of debt, capital expenditures, and purchases of short-term investments.
A summary of cash-based activities are as follows (in millions):

	Nine Months Ended September 30,
Cash Sources:	2021	2020
Net cash provided by operating activities	$1,379	$2,087
Borrowings under the revolving credit facilities	1,251	2,099
Issuance of preferred stock	1,014	—
Issuance of non-recourse debt	978	4,229
Sale of short-term investments	525	439
Affiliate repayments and returns of capital	195	110
Issuance of preferred shares in subsidiaries	151	113
Contributions from noncontrolling interests	95	—
Proceeds from the sale of business interests, net of cash and restricted cash sold	91	41
Issuance of recourse debt	7	1,619
Other	81	41
Total Cash Sources	$5,767	$10,778

Cash Uses:
Capital expenditures	$(1,534)	$(1,375)
Repayments of non-recourse debt	(1,342)	(3,451)
Repayments under the revolving credit facilities	(1,031)	(1,515)
Purchase of short-term investments	(372)	(546)
Contributions and loans to equity affiliates	(321)	(286)
Dividends paid on AES common stock	(301)	(286)
Distributions to noncontrolling interests	(173)	(194)
Acquisitions of business interests, net of cash and restricted cash sold	(93)	(94)
Repayments of recourse debt	(7)	(1,596)
Acquisitions of noncontrolling interests	(17)	(240)
Other	(429)	(386)
Total Cash Uses	$(5,620)	$(9,969)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$147	$809
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative nine month period (in millions):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2021	2020	$ Change
Operating activities	$1,379	$2,087	$(708)
Investing activities	(1,728)	(1,856)	128
Financing activities	521	657	(136)

66 | The AES Corporation | September 30, 2021 Form 10-Q
Operating Activities
Net cash provided by operating activities decreased $708 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
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
•Adjusted net income increased $899 million primarily due to higher margins at our South America and US and Utilities SBUs, a decrease in current income tax expense at Angamos due to a timing difference in recognition of the early contract terminations with Minera Escondida and Minera Spence, and a decrease in interest expense.
•Working capital requirements increased $1.6 billion, primarily due to a decrease in deferred income at Angamos due to revenue recognized from early contract terminations with Minera Escondida and Minera Spence in 2020, a decrease in income tax liabilities, and the timing of the GSF liability payment at Tietê.
Investing Activities
Net cash used in investing activities decreased $128 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
Investing Cash Flows
(in millions)
•Proceeds from short-term investing activities increased $260 million, primarily at AES Brasil as a result of lower net short-term investment purchases in 2021.
•Repayments from equity affiliates increased $85 million, primarily due to an increase in loan repayments from sPower and Fluence, our equity method investments.
•Capital expenditures increased $159 million, discussed further below.

67 | The AES Corporation | September 30, 2021 Form 10-Q
Capital Expenditures
(in millions)
•Growth expenditures increased $140 million, primarily driven by higher TDSIC investments at AES Ohio and AES Indiana, and renewable projects at Clean Energy, AES Brasil, and AES Andes. This impact was partially offset by the completion of renewable energy projects in Argentina and the completion of the Southland repowering project.
•Maintenance expenditures increased $20 million, primarily due to increased expenditures at AES Andes, DPL, and El Salvador, partially offset by prior year expenditures at Andres as a result of the steam turbine lightning damage and in Panama as a result of the Changuinola tunnel lining upgrade, and a decrease in expenditures at Itabo due to its sale in the current year.
•Environmental expenditures decreased $1 million, primarily due to the timing of payments in the prior year related to projects at AES Indiana.
Financing Activities
Net cash provided by financing activities decreased $136 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
Financing Cash Flows
(in millions)
See Notes 8—Debt and 12—Equity in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt and equity transactions.
•The $1 billion impact from issuance of preferred stock is due to the issuance of Equity Units at the Parent Company.
•The $236 million impact from non-recourse revolver transactions is primarily due to lower net repayments at DPL and in Chile, partially offset by higher net repayments in the Dominican Republic.
•The $223 million impact from acquisitions of noncontrolling interests is due to the prior year acquisition of an additional 18.5% ownership interest in AES Brasil.
•The $95 million impact from contributions from noncontrolling interests is primarily due to contributions from minority interests at AES Andes due to the preemptive rights offering to fund its renewable growth program.

68 | The AES Corporation | September 30, 2021 Form 10-Q
•The $1.1 billion impact from non-recourse debt transactions is primarily due to lower net borrowings at Panama, Southland Energy, Vietnam, and Argentina, and higher net repayments at AES Brasil, partially offset by higher net borrowings at Clean Energy.
•The $600 million impact from Parent Company revolver transactions is primarily due to lower net borrowings in the current year.
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

	September 30, 2021	December 31, 2020
Consolidated cash and cash equivalents	$1,411	$1,089
Less: Cash and cash equivalents at subsidiaries	(1,073)	(1,018)
Parent Company and qualified holding companies’ cash and cash equivalents	338	71
Commitments under the Parent Company credit facility	1,250	1,000
Less: Letters of credit under the credit facility	(75)	(77)
Less: Borrowings under the credit facility	—	(70)
Borrowings available under the Parent Company credit facility	1,175	853
Total Parent Company Liquidity	$1,513	$924
The Company utilizes its Parent Company credit facility for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year.
The Parent Company paid dividends of $0.1505 per outstanding share to its common stockholders during the first, second, and third quarters of 2021 for dividends declared in December 2020, February 2021, and July 2021, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $3.4 billion as of September 30, 2021 and December 31, 2020. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2020 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our revolving credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens,

69 | The AES Corporation | September 30, 2021 Form 10-Q
investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of September 30, 2021, we were in compliance with these covenants at the Parent Company level.
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
•triggering our obligation to make payments under any financial guarantee, letter of credit, or other credit support we have provided to or on behalf of such subsidiary;
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $1.5 billion. The portion of current debt related to such defaults was $254 million at September 30, 2021, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents, of which $247 million is due to the bankruptcy of the offtaker. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of September 30, 2021, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of September 30, 2021, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2020 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed

70 | The AES Corporation | September 30, 2021 Form 10-Q
and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2021.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2021, we project pre-tax earnings exposure on a 10% move in commodity prices would be less than $(5) million for natural gas, less than $(5) million for oil, less than $(5) million for coal, and less than $(5) million for power. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with higher power, higher oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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

71 | The AES Corporation | September 30, 2021 Form 10-Q
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
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward-looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distributions and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis, which could result in greater volatility in earnings. The largest foreign exchange risks over the remaining period of 2021 stem from the following currencies: Brazilian real, Colombian peso, and Euro. As of September 30, 2021, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Euro, Brazilian real, and Colombia peso each are projected to be impacted by less than $5 million. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2021 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
Interest Rate Risks
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable and fixed-rate debt, as well as interest rate swap, cap, floor, and option agreements.

72 | The AES Corporation | September 30, 2021 Form 10-Q
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
As of September 30, 2021, the portfolio’s pre-tax earnings exposure for 2021 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $5 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2021, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

73 | The AES Corporation | September 30, 2021 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of September 30, 2021.
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
In October 2015, AES Indiana received a similar NOV alleging violations at Petersburg Station. In addition, in February 2016, AES Indiana received an NOV from the EPA alleging violations of New Source Review and other CAA regulations, the Indiana State Implementation Plan (“SIP”), and the Title V operating permit at Petersburg Station. On August 31, 2020, AES Indiana reached a settlement with the EPA, the DOJ and IDEM, resolving these purported violations of the CAA at Petersburg Station. The settlement agreement, in the form of a proposed judicial consent decree, was approved and entered by the U.S. District Court for the Southern District of Indiana on March 23, 2021, and includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than AES Indiana's current Title V air permit; payment of civil penalties totaling $1.5 million; a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.3 million on a state-only environmentally beneficial

74 | The AES Corporation | September 30, 2021 Form 10-Q
project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If AES Indiana does not meet the retirement obligation, it must install a Selective Non-Catalytic Reduction System (SNCR) on Unit 4.
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

75 | The AES Corporation | September 30, 2021 Form 10-Q
In October 2017, the Maritime Prosecution Office from Valparaíso issued a ruling alleging responsibility by AES Andes for the presence of coal waste on Ventanas beach, and proposed a fine before the Maritime Governor, of approximately $395,000. AES Andes submitted its statement of defense, denying the allegations. An evidentiary stage was concluded and then re-opened by order of the Maritime Governor on February 5, 2019 to allow AES Andes an opportunity to present reports and other evidence to challenge the grounds of the ruling. AES Andes has completed its presentation of evidence and awaits the Maritime Prosecution Office’s decision of the case. In May 2021, AES Andes was notified of an amended Opinion of the Maritime Prosecution Office which extends the alleged liability to a third party and reduces the proposed fine to AES Andes to approximately $263,000. AES Andes responded to the new Opinion on May 31. On August 18, the Maritime Governor issued a resolution affirming the proposed fine, and on September 8, AES Andes filed an administrative action with the Maritime Governor requesting reconsideration of the fine. AES Andes believes that it has meritorious defenses to the allegations; however, there are no assurances that it will be successful in defending this action.
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
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court. The relevant AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
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
In June 2021, in two constitutional actions concerning the environment, the Valparaiso Court of Appeal ordered the suspension of the operation of the wastewater discharge system of the AES Andes’s Ventanas generation complex, as well as the prohibition of the arrival of vessels with coal in the Quintero Bay, and unloading of coal in the Ventanas port (owned by a third party). The orders were not effective and enforceable while AES Andes and

76 | The AES Corporation | September 30, 2021 Form 10-Q
others pursued appellate challenges. On July 28, 2021, AES Andes and the other appellants withdrew the appellate challenges on the basis that AES Andes and the other parties are in compliance with remediation measures imposed by the Maritime Authority. On August 6, the Supreme Court issued a resolution ordering compliance with the court of appeals judgment; however, the prohibition of vessels and suspension of wastewater discharge and coal unloading operations were not made effective since AES Andes and the other parties are in compliance with the remediation measures imposed by the Maritime Authority.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of September 30, 2021, $264 million remained available for repurchase under the Program. No repurchases were made by The AES Corporation of its common stock during the third quarter of 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

77 | The AES Corporation | September 30, 2021 Form 10-Q
ITEM 6. EXHIBITS

3.1
Certificate of Designations of the Company with respect to the Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware and effective March 10, 2021, incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).

3.2
Certificate of Designations of the Company with respect to the Series B Preferred Stock, filed with the Secretary of State of the State of Delaware and effective March 10, 2021, incorporated herein by reference to Exhibit 3.2 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).

4.1
Purchase Contract and Pledge Agreement, dated March 11, 2021, between the Company and Deutsche Bank Trust Company Americas, as purchase contract agent, collateral agent, custodial agent and securities intermediary, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).

4.2	Form of Corporate Unit, incorporated herein by reference as part of Exhibit 4.1 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).
4.3	Form of Treasury Unit, incorporated herein by reference as part of Exhibit 4.1 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).
4.4	Form of Cash Settled Unit, incorporated herein by reference as part of Exhibit 4.1 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).
4.5
Form of Series A Cumulative Perpetual Convertible Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.5 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).

4.6	Form of Series B Cumulative Perpetual Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.6 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).
10.1
Eight Amended and Restated Credit Agreement dated as of September 24, 2021 among The AES Corporation, a Delaware corporation, the lenders listed on the signature pages thereof, Citibank, N.A., as Administrative Agent and Citibank, N.A., Mizuho Bank Ltd. and Sumitomo Mitsui Banking Corporation, as Joint Lead Arrangers, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 28, 2021 (SEC File No. 001-12291).

31.1	Rule13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

78 | The AES Corporation | September 30, 2021 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	November 3, 2021	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Vice President and Controller (Principal Accounting Officer)