Form 10-K
period 2021-12-31
AES CORP
filed 2022-02-28
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2021, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing sale price of $26.07 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $17.37 billion.
The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, on February 24, 2022 was 667,395,142.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement for its 2022 annual meeting of stockholders are incorporated by reference in Parts II and III

The AES Corporation Fiscal Year 2021 Form 10-K

1 | 2021 Annual Report

Glossary of Terms
The following is a list of frequently used terms and abbreviations that appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Brasil	AES Tietê Energia S.A., formerly branded as AES Tietê
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AIMCo	Alberta Management Investment Corporation
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
BACT	Best Available Control Technology
BESS	Battery energy storage system
BOT	Build, Operate and Transfer
CAA	U.S. Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCEE	Brazilian Chamber of Electric Energy Commercialization
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites
CDPQ	La Caisse de dépôt et placement du Quebéc
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFE	Federal Electricity Commission in Mexico
CFO	Chief Financial Officer
CO2	Carbon Dioxide
COD	Commercial Operation Date
CSAPR	U.S. Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DG Comp	Directorate-General for Competition of the European Commission
DPL	DPL Inc.
DPP	Dominican Power Partners
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERCOT	Electric Reliability Council of Texas
ESP	Electric Security Plan
EU	European Union
EURIBOR	Euro Inter Bank Offered Rate
EVN	Electricity of Vietnam
FERC	U.S. Federal Energy Regulatory Commission
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens (NASDAQ: FLNC)
FONINVEMEM	Fund for the Investment Needed to Increase the Supply of Electricity in the Wholesale Market in Argentina
FPA	U.S. Federal Power Act
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GSF	Generation Scaling Factor
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management

2 | 2021 Annual Report

IPALCO	IPALCO Enterprises, Inc.
IPP	Independent Power Producers
ISO	Independent System Operator
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LIBOR	London Inter Bank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MRE	Energy Reallocation Mechanism
MW	Megawatts
MWh	Megawatt Hours
NAAQS	U.S. National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NERC	North American Electric Reliability Corporation
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Dioxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
O&M	Operations and Maintenance
ONS	National System Operator in Brazil
OPGC	Odisha Power Generation Corporation, Ltd.
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
OVEC	Ohio Valley Electric Corporation, an electric generating company in which AES Ohio has a 4.9% interest
Parent Company	The AES Corporation
PCU	Performance Cash Units
Pet Coke	Petroleum Coke
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PSU	Performance Stock Unit
PUCO	The Public Utilities Commission of Ohio
PURPA	U.S. Public Utility Regulatory Policies Act
QF	Qualifying Facility
QIA	Qatar Investment Authority
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SADI	Argentine Interconnected System
SBU	Strategic Business Unit
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SEN	Sistema Electrico Nacional in Chile
SIN	National Interconnected System in Colombia
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SWRCB	California State Water Resources Board
TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VAT	Value Added Tax
VIE	Variable Interest Entity
Vinacomin	Vietnam National Coal-Mineral Industries Holding Corporation Ltd.

3 | 2021 Annual Report

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

4 | 2021 Annual Report

•severe weather and natural disasters;
•our ability to manage global supply chain disruptions;
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

5 | 2021 Annual Report

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

4 MARKET-ORIENTED STRATEGIC BUSINESS UNITS

4 CONTINENTS

14 COUNTRIES

31,459 Gross MW in Operation*

Generation Capacity Under Construction **3,497MW**

VALUES

- Safety first
- Highest standards
- All together

FUEL TYPE
Renewables 43%
Gas 32%
Oil/Diesel/Pet Coke 2%
Coal 23%

$11.1B

TOTAL 2021 REVENUES

$33B

TOTAL ASSETS OWNED & MANAGED

AES IS ENERGIZED BY A GLOBAL WORKFORCE OF APPROXIMATELY

8,450 PEOPLE

6 UTILITY COMPANIES

AES Serves **2.6M** CUSTOMERS

*21,551 proportional MW (gross MW multiplied by AES' equity ownership percentage)

Our Strategy
AES is an industry leader in developing and growing the solutions that will enable the transition to low-carbon sources of energy and achievement of the Paris Agreement's goal of net-zero emissions by 2050.
Today we see an enormous business opportunity from the once-in-a-lifetime transformation of the electricity sector driven by decarbonization, electrification, and digitalization. There is a substantial need for more renewable energy as well as an opportunity for innovation to develop new products and solutions that help customers accomplish their individual decarbonization goals.
At the core of AES' strategy is a dual focus on: (1) growing our portfolio of low-carbon products and solutions; and (2) working to develop and incubate new solutions and business models which will help drive change in the industry in the future.
In 2021, we signed long-term contracts for approximately 5 GW of renewable power, bringing our backlog of projects — those with signed contracts, but which are not yet in operation — to 9.2 GW. Our backlog serves as the core component of future growth.
Central to our renewables growth strategy is a focus on customer collaboration and co-creation, which helps us develop unique solutions based on specific customer needs. This approach not only contributes to customer satisfaction and repeat business, but it also allows AES to work with key customers on a bilateral basis rather than just through participation in bid processes.
This approach has led to the co-creation of several first-of-its-kind industry innovations, including an agreement to supply 24/7 carbon-free energy for Google's data centers in Virginia, ensuring that the energy powering those data centers will be 90% carbon-free when measured on an hourly basis. In 2021, we signed a total of approximately 2 GW of other innovative structures with various customers on a bilateral basis.

6 | 2021 Annual Report

We are also working with some of the world's largest mining companies in their transition to renewable energy in South America, essentially reducing the emissions of major supply chains. One way in which we are serving the mining industry is through our Green Blend offering, in which we work to integrate renewable energy with thermal power during select hours of the day, reducing overall thermal generation and lowering emissions.
With our utilities, we are working with a broad range of stakeholders to transition to lower carbon forms of energy while promoting a Just Transition for the workers and communities who may be negatively impacted by the closure of fossil fuel facilities. At AES Indiana, for example, we are working to retire an additional 415 MW of conventional generation by 2023, while adding new solar and energy storage to the grid.
Our renewable growth strategy includes taking steps to ensure and enable growth in future years. We massively expanded our pipeline of development projects, which grew 70% to more than 55 GW at the end of 2021, both through acquisitions and increased investment in development activities, such as securing land or advancing permitting and interconnection processes. For our projects in late-stage development, we worked to secure supplier arrangements to avoid any potential delays in relation to industry shortages, aided by our scale, supplier relationships, and advanced planning measures.
We are also developing and incubating new technologies that add value today and will drive our business in the future. We understand that the energy industry is changing rapidly, and aim to proactively seek solutions that will give us a continued competitive advantage. At the core of our innovation strategy is AES Next, our business and technology incubator. AES Next works to identify new and innovative business ventures that provide leading-edge and greener energy solutions.
AES Next identifies upcoming trends in the industry and opportunities for innovation. From there, we either develop capabilities in house or make strategic investments in third-party ventures, targeting those in which we see benefit to our overall portfolio and where we believe AES can add value.
2021 Strategic Highlights
•We completed construction or the acquisition of 2,079 MW of renewables and energy storage, primarily including:
◦1,129 MW of solar, wind and energy storage in the U.S.;
◦859 MW of hydro, wind, energy storage and solar in Chile, Brazil, and Colombia; and
◦91 MW of solar in Panama and the Dominican Republic
•We signed 4,965 MW of renewables and energy storage under long-term PPAs, including:
◦3,677 MW of wind, solar, energy storage, and hydro in the U.S. and El Salvador;
◦799 MW of wind in Brazil;
◦334 MW of wind, energy storage, and solar in Chile and Colombia; and
◦155 MW of solar in Panama and the Dominican Republic
•Our backlog of 9,239 MW includes:
◦3,497 MW under construction and coming online through 2024; and
◦5,742 MW of renewables signed under long-term PPAs
•Fluence completed its Initial Public Offering ("IPO") in November 2021, and following the IPO, our ownership interest is approximately 34%
Overview
Generation
We currently own and/or operate a generation portfolio of 31,459 MW, including generation from our integrated utility, AES Indiana. Our generation fleet is diversified by fuel type. See discussion below under Fuel Costs.
Performance drivers of our generation businesses include types of electricity sales agreements, plant reliability and flexibility, availability of generation capacity to meet contracted sales, fuel costs, seasonality, weather variations, economic activity, fixed-cost management, and competition.

7 | 2021 Annual Report

Contract Sales — Most of our generation businesses sell electricity under medium- or long-term contracts ("contract sales") or under short-term agreements in competitive markets ("short-term sales"). Our medium-term contract sales have terms of two to five years, while our long-term contracts have terms of more than five years.
Contracts requiring fuel to generate energy, such as natural gas or coal, are structured to recover variable costs, including fuel and variable O&M costs, either through direct or indexation-based contractual pass-throughs or tolling arrangements. When the contract does not include a fuel pass-through, we typically hedge fuel costs or enter into fuel or energy supply agreements for a similar contract period (see discussion below under Fuel Costs). These contracts also help us to fund a significant portion of the total capital cost of the project through long-term non-recourse project-level financing.
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

8 | 2021 Annual Report

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
43% of the capacity of our generation plants are fueled by renewables, including hydro, solar, wind, energy storage, biomass and landfill gas, which do not have significant fuel costs.
32% of the capacity of our generation plants are fueled by natural gas. Generally, we use gas from local suppliers in each market. A few exceptions to this are AES Andes in Chile, where we purchase imported gas from third parties, and our plants in the Dominican Republic and Panama, where we import LNG to utilize in the local market.
23% of the capacity of our generation fleet is coal-fired. In the U.S., most of our coal-fired plants are supplied from domestic coal. At our non-U.S. generation plants, and at our plants in Hawaii and Puerto Rico, we source coal internationally. Across our fleet, we utilize our global sourcing program to maximize the purchasing power of our fuel procurement.
2% of the capacity of our generation fleet utilizes pet coke, diesel or oil for fuel. We source oil and diesel locally at prices linked to international markets. We largely source pet coke from Mexico and the U.S.
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
Utilities
Our utility businesses consist of AES Indiana and AES Ohio in the U.S. and four utilities in El Salvador. AES' six utility businesses distribute power to 2.6 million people and AES' two utilities in the U.S. also include generation capacity totaling 3,720 MW.
AES Indiana, our fully integrated utility, and AES Ohio, our transmission and distribution regulated utility, operate as the sole distributors of electricity within their respective jurisdictions. AES Indiana owns and operates all of the facilities necessary to generate, transmit and distribute electricity. AES Ohio owns and operates all of the facilities necessary to transmit and distribute electricity. At our distribution business in El Salvador, we face limited competition due to significant barriers to enter the market. According to El Salvador's regulation, large regulated customers have the option of becoming unregulated users and requesting service directly from generation or commercialization agents.
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

9 | 2021 Annual Report

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

10 | 2021 Annual Report

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
We measure the operating performance of our SBUs using Adjusted PTC, a non-GAAP measure. The Adjusted PTC by SBU for the year ended December 31, 2021 is shown below. The percentages for Adjusted PTC are the contribution by each SBU to the gross metric, i.e., the total Adjusted PTC by SBU, before deductions for Corporate. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-K for reconciliation and definitions of Adjusted PTC.
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

11 | 2021 Annual Report

US and Utilities

GENERATION FACILITIES & UTILITIES IN THE UNITED STATES AND EL SALVADOR

Business Overview

41 Generation Facilities

6 Utility Companies

12,932 Gross MW

31,794 GWH

Key Utilities: **AES Indiana**, **AES Ohio**, **and El Salvador**
Key Generation Businesses: **AES Clean Energy and Southland**

Generation Fuel Type
Renewables 36%
Coal 20%
Gas 44%

Revenue
(In millions)

$4,335
$3,918
$4,058
2021
2020
2019

Operating Margin
(in millions)

$792
$638
$754
2021
2020
2019

Adjusted PTC [1]
(in millions)

$660
$505
$569
2021
2020
2019

Key events in 2021

- Signed PPAs for 3,677 MW of renewables and completed construction of 504 MW of new renewable projects
- Retired 230 MW of coal-fired generation, pending retirement of 415 MW of coal-fired generation
- Formed AES Clean Energy Development, a development vehicle for future renewable projects

Strategic outlook

- Total backlog of 4,933 MW
- Continued reduction in coal-fired generation
- Growth of AES Clean Energy business

Under construction

9 Plants

1,093 MW

Fuel Type
Energy Storage 31%
Wind 15%
Solar 54%

Contracted renewable backlog

3,840 MW

Signed PPAs not yet under construction

Renewable Type
Energy Storage 26%
Wind 15%
Hydro 3%
Solar 56%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

12 | 2021 Annual Report

US and Utilities SBU
Our US and Utilities SBU has 41 generation facilities, two utilities in the United States, and four utilities in El Salvador.
Generation — Operating installed capacity of our US and Utilities SBU totals 12,932 MW. IPALCO (AES Indiana's parent), AES Ohio, and DPL Inc. (AES Ohio's parent) are all SEC registrants, and as such, follow the public filing requirements of the Securities Exchange Act of 1934. The following table lists our US and Utilities SBU generation facilities:

13 | 2021 Annual Report

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Bosforo (1)	El Salvador	Solar	100	50%	2018-2019	2043-2044	CAESS, EEO, CLESA, DEUSEM
Cuscatlan Solar	El Salvador	Solar	10	100%	2021	2046	CLESA
AES Nejapa	El Salvador	Landfill Gas	6	100%	2011	2035	CAESS
Opico	El Salvador	Solar	4	100%	2020	2040	CLESA
Moncagua	El Salvador	Solar	3	100%	2015	2035	EEO
El Salvador Subtotal			123
Southland—Alamitos	US-CA	Gas	1,200	100%	1998	2023	Various
AES Clean Energy (sPower OpCo A (1))	US-Various	Solar	967	26%	2017-2019	2028-2046	Various
		Wind	140
Southland—Redondo Beach	US-CA	Gas	876	100%	1998	2023	Various
Southland Energy—Alamitos (2)	US-CA	Gas	697	65%	2020	2040	Southern California Edison
Southland Energy—Huntington Beach(2)	US-CA	Gas	694	65%	2020	2040	Southern California Edison
New York Wind	US-NY	Wind	612	75%	2021		NYISO
AES Puerto Rico	US-PR	Coal	524	100%	2002	2027	Puerto Rico Electric Power Authority
Highlander (AES Clean Energy/sPower)	US-VA	Solar	485	50%	2020	2035	Apple, Akami, Etsy, Microsoft
AES Clean Energy (AES Renewable Holdings) (3)	US-Various	Solar	415	100%	2015-2021	2029-2042	Utility, Municipality, Education, Non-Profit
		Energy Storage	104
AES Clean Energy (sPower OpCo B (1))	US-Various	Solar	260	50%	2019	2039-2044	Various
Southland—Huntington Beach	US-CA	Gas	236	100%	1998	2023	Various
Buffalo Gap II (3)	US-TX	Wind	228	100%	2007
Hawaii (4)	US-HI	Coal	206	100%	1992	2022	Hawaiian Electric Co.
Warrior Run	US-MD	Coal	205	100%	2000	2030	Potomac Edison
Prevailing Winds (AES Clean Energy/sPower)	US-SD	Wind	200	50%	2020	2050	Prevailing Winds
Buffalo Gap III (3)	US-TX	Wind	170	100%	2008
Buffalo Gap I (3)	US-TX	Wind	108	100%	2006
Southland Energy—Alamitos Energy Center (2)	US-CA	Energy Storage	100	65%	2021	2041	Southern California Edison
East Line Solar (AES Clean Energy/sPower)	US-AZ	Solar	100	50%	2020	2045	Salt River Project
AES Clean Energy (sPower OpCo C (1))	US-Various	Solar	100	50%	2021	2046	Various
Laurel Mountain	US-WV	Wind	98	100%	2011
Clover Creek (AES Clean Energy/sPower)	US-UT	Solar	80	50%	2021	2046	UMPA
Mountain View I & II	US-CA	Wind	64	100%	2008	2021	Southern California Edison
Mountain View IV	US-CA	Wind	49	100%	2012	2032	Southern California Edison
Lawa'i (AES Clean Energy/AES Renewable Holdings (3))	US-HI	Solar	20	100%	2018	2043	Kaua'i Island Utility Cooperative
		Energy Storage	20
Kekaha (AES Clean Energy/AES Renewable Holdings (3))	US-HI	Solar	14	100%	2019	2045	Kaua'i Island Utility Cooperative
		Energy Storage	14
Na Pua Makani	US-HI	Wind	28	100%	2020	2040	HECO
Ilumina	US-PR	Solar	24	100%	2012	2037	Puerto Rico Electric Power Authority
AES Clean Energy (sPower OpCo C (1))	US-CA	Solar	20	50%	2021	2041	Various
Laurel Mountain ES	US-WV	Energy Storage	16	100%	2011
Southland Energy—AES Gilbert (Salt River) (2)	US-AZ	Energy Storage	10	65%	2019	2039	Salt River Project Agricultural Improvement & Power District
Warrior Run ES	US-MD	Energy Storage	5	100%	2016
United States Subtotal			9,089
			9,212
_____________________________
(1)Unconsolidated entity, accounted for as an equity affiliate.
(2)AES was entitled to 100% of earnings or losses until March 1, 2021, and any distributions related thereto.
(3)AES owns these assets together with third-party tax equity investors with variable ownership interests. The tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. The proceeds from the issuance of tax equity are recorded as noncontrolling interest in the Company's Consolidated Balance Sheets.
(4)In November 2020, announced expected retirement in 2022.

14 | 2021 Annual Report

Utilities — The following table lists our utilities and their generation facilities.

Business	Location	Approximate Number of Customers Served as of 12/31/2021	GWh Sold in 2021	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation
CAESS	El Salvador	637,000	2,154			75%	2000
CLESA	El Salvador	446,000	1,063			80%	1998
DEUSEM	El Salvador	90,000	159			74%	2000
EEO	El Salvador	340,000	700			89%	2000
El Salvador Subtotal		1,513,000	4,076
DPL (1)	US-OH	534,000	13,837			100%	2011
IPALCO (2)	US-IN	516,000	13,881	Coal/Gas/Oil/Energy Storage	3,720	70%	2001
United States Subtotal		1,050,000	27,718		3,720
		2,563,000	31,794
_____________________________
(1)DPL's GWh sold in 2021 represent AES Ohio's (DPL's subsidiary) total transmission and distribution sales. DPL's wholesale revenues and AES Ohio's SSO utility revenues, which are sales to utility customers who use AES Ohio to source their electricity through a competitive bid process, were 4,214 GWh in 2021. AES Ohio also owns a 4.9% equity ownership in OVEC, an electric generating company. OVEC has two plants in Cheshire, Ohio and Madison, Indiana with a combined generation capacity of approximately 2,109 MW. AES Ohio’s share of this generation is approximately 103 MW.
(2)CDPQ owns direct and indirect interests in IPALCO which total approximately 30%. AES owns 85% of AES US Investments and AES US Investments owns 82.35% of IPALCO. AES Indiana plants: Georgetown, Harding Street, Petersburg and Eagle Valley. 20 MW of AES Indiana total is considered a transmission asset. AES Indiana retired the 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire the 415 MW Petersburg Unit 2 in June 2023. AES Indiana issued an all-source Request for Proposal in December 2019 in order to competitively procure replacement capacity. In June 2021, AES Indiana received an order from the IURC approving the acquisition of a 195 MW solar project, which closed in December 2021 and is expected to commence operations in 2023. In November 2021, AES Indiana received an order from the IURC approving the acquisition of a 250 MW solar and 180 MWh energy storage facility to be developed and expected to commence operations in 2024.
Under construction — The following table lists our plants under construction in the US and Utilities SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
AES Clean Energy (AES Renewable Holdings)	US-Various	Solar	247	100%	1H 2022
		Energy Storage	134
Central Line (AES Clean Energy/sPower)	US-AZ	Solar	100	50%	1H 2022
Skipjack (AES Clean Energy)	US-VA	Solar	175	75%	1H 2022
Lancaster Area Battery (AES Clean Energy)	US-CA	Energy Storage	100	75%	1H 2022
Luna (AES Clean Energy)	US-CA	Energy Storage	100	75%	1H 2022
Laurel Mountain Repowering (AES Clean Energy)	US-WV	Wind	98	75%	2H 2022
Mountain View Repowering (AES Clean Energy)	US-CA	Wind	66	75%	2H 2022
Michigan Consumers	US-MI	Solar	55	75%	1H-2H 2022
Antelope Expansion 1B (AES Clean Energy/sPower)	US-CA	Solar	18	50%	1H 2022
			1,093
The majority of projects under construction have executed long-term PPAs or, as applicable, have been assigned tariffs through a regulatory process.

15 | 2021 Annual Report

The following map illustrates the locations of our US and Utilities facilities:
US and Utilities Businesses

sPower
AES Distributed Energy
IPALCO
DPL Inc.
New York Wind
Southland – Alamitos; Southland Energy – Alamitos/Alamitos Energy Center
Southland – Redondo Beach
Southland – Huntington Beach; Southland Energy – Huntington Beach
Warrior Run; Warrior Run ES
Laurel Mountain; Laurel Mountain ES
Kekaha; Lāwa'i
AES Hawaii; Na Pua Makani
AES Gilbert (Salt River)
Mountain View I & II
Mountain View IV
Buffalo Gap 3
Buffalo Gap 2
Buffalo Gap 1
El Salvador
CLESA
CAESS
AES Nejapa
DEUSEM
EEO
Moncagua; Bosforo; Opico; Cuscastlan
Puerto Rico
AES Puerto Rico; Ilumina

AES Indiana
Business Description — IPALCO is a holding company whose principal subsidiary is AES Indiana. AES Indiana is an integrated utility that is engaged primarily in generating, transmitting, distributing, and selling electric energy to retail customers in the city of Indianapolis and neighboring areas within the state of Indiana and is subject to regulatory authority—see Regulatory Framework and Market Structure below. AES Indiana has an exclusive right to provide electric service to the customers in its service area, covering about 528 square miles with an estimated population of approximately 977,000 people. AES Indiana owns and operates four generating stations, all within the state of Indiana. AES Indiana’s largest generating station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023, which would result in 630 MW of total retired economic capacity at this station (see Integrated Resource Plan below). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, AES Indiana operates a 20 MW battery-based energy storage unit at Harding Street, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. In addition, AES Indiana helps meet its customers' energy needs with long-term contracts for the purchase of 94 MW of solar-generated electricity and 300 MW of wind-generated electricity. In December 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, completed the acquisition of Hardy Hills Solar Energy LLC, including the development of a 195 MW solar project (the "Hardy Hills Solar Project"). In July 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 2, LLC, executed an agreement to acquire a 250 MW solar and 180 MWh energy storage facility (the "Petersburg Solar Project").

16 | 2021 Annual Report

Key Financial Drivers — AES Indiana's financial results are driven primarily by retail demand, weather, and maintenance costs. In addition, AES Indiana's financial results are likely to be driven by many other factors including, but not limited to:
•regulatory outcomes and impacts;
•the passage of new legislation, implementation of regulations, or other changes in regulation; and
•timely recovery of capital expenditures.
Regulatory Framework and Market Structure — AES Indiana is subject to comprehensive regulation by the IURC with respect to its services and facilities, retail rates and charges, the issuance of long-term securities, and certain other matters. The regulatory authority of the IURC over AES Indiana's business is typical of regulation generally imposed by state public utility commissions. The IURC sets tariff rates for electric service provided by AES Indiana. The IURC considers all allowable costs for ratemaking purposes, including a fair return on assets used and useful to providing service to customers.
AES Indiana's tariff rates for electric service to retail customers consist of basic rates and approved charges. In addition, AES Indiana's rates include various adjustment mechanisms, including, but not limited to: (i) a rider to reflect changes in fuel and purchased power costs to meet AES Indiana's retail load requirements, referred to as the Fuel Adjustment Charge, (ii) a rider for the timely recovery of costs incurred to comply with environmental laws and regulations, including a return (iii) a rider to reflect changes in ongoing RTO costs, (iv) riders for passing through to customers wholesale sales margins and capacity sales above and below established annual benchmarks, (v) a rider for a return on and of investments for eligible TDSIC improvements, and (vi) a rider for cost recovery, lost margin recoveries and performance incentives from AES Indiana's demand side management energy efficiency programs. Each of these tariff rate components function somewhat independently of one another, but the overall structure of AES Indiana's rates is subject to review at the time of any review of AES Indiana's basic rates and charges. Additionally, AES Indiana's rider recoveries are reviewed through recurring filings.
On October 31, 2018, the IURC issued an order approving an uncontested settlement agreement to increase AES Indiana's annual revenues by $44 million, or 3% (the "2018 Base Rate Order"). This revenue increase primarily includes recovery through rates of costs associated with the CCGT at Eagle Valley, completed in the first half of 2018, and other construction projects. New base rates and charges became effective on December 5, 2018. The 2018 Base Rate Order was AES Indiana's most recent base rate order and also provides customers with approximately $50 million in benefits over a two-year period through a rate adjustment mechanism that began in March 2019.
AES Indiana is one of many transmission system owner members in MISO, an RTO which maintains functional control over the combined transmission systems of its members and manages one of the largest energy and ancillary services markets in the U.S. MISO dispatches generation assets in economic order considering transmission constraints and other reliability issues to meet the total demand in the MISO region. AES Indiana offers electricity in the MISO day-ahead and real-time markets.
Development Strategy — AES Indiana's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental regulations, along with discretionary investments designed to replace aging equipment or improve overall performance.
Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that requests for recovery include a plan of at least five years and not more than seven for eligible investments. Once a plan is approved by the IURC, eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism, referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation, and property taxes. The remaining twenty percent of recoverable costs are deferred for future recovery in the public utility’s next base rate case. The TDSIC mechanism is capped at an annual increase of two percent of total retail revenues.
On March 4, 2020, the IURC issued an order approving the projects in AES Indiana's seven-year TDSIC Plan for eligible transmission, distribution, and storage system improvements totaling $1.2 billion from 2020 through 2026. Beginning in June 2020, AES Indiana files an annual TDSIC rate adjustment for a return on, and of, investments through March 31 with rates requested to be effective each November. Annual TDSIC plan update filings are required to be staggered by six months as ordered by the IURC and are filed each December. The total

17 | 2021 Annual Report

amount of AES Indiana’s equipment approved for TDSIC recovery as of December 31, 2021 was $160 million.
Integrated Resource Plan — In December 2019, AES Indiana filed its Integrated Resource Plan ("IRP"), which describes AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana's retail customers over the next several years. AES Indiana's Preferred Resource Portfolio is AES Indiana's reasonable least cost option and provides a cleaner and more diverse generation mix for customers. The IRP includes the retirement of approximately 630 MW of coal-fired generation by 2023. Based on extensive modeling, AES Indiana determined that the cost of operating Petersburg Units 1 and 2 exceeds the value customers receive compared to alternative resources. Retirement of these units allows the company to cost-effectively diversify the portfolio and transition to lower cost and cleaner resources while maintaining a reliable system.
AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023, which will result in 630 MW of total retired economic capacity at this station. In November 2021, AES Indiana received approval from the IURC for approvals and cost recovery associated with the Petersburg retirements, which includes: (1) AES Indiana's creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) a method for amortization of the regulatory assets; and (3) recovery of the regulatory assets through ongoing amortization in AES Indiana’s future rate cases. The order reserves all rights of all the parties with respect to the ratemaking treatment related to the regulatory assets, including the proper rate of return and mechanisms for recovery.
AES Indiana issued an all-source Request for Proposal in December 2019, in order to competitively procure replacement capacity by June 1, 2023, which is the first year AES Indiana is expected to have a capacity shortfall. Modeling indicated that a combination of wind, solar, storage, and energy efficiency would be the lowest reasonable cost option for the replacement capacity, but AES Indiana continues to assess the type, size, and location of resources in the bids it received. In December 2021, AES Indiana completed the acquisition of the Hardy Hills Solar Project, which is a 195 MW solar project to be developed and expected to commence operations in 2023. AES Indiana received an order from the IURC approving the project in June of 2021. In July 2021, AES Indiana executed an agreement to acquire the Petersburg Solar Project, which is a 250 MW solar and 180 MWh energy storage facility expected to commence operations in 2024, and on November 24, 2021, AES Indiana received an order from the IURC approving the project.
In December 2021, AES Indiana received equity capital contributions of $275 million from AES and CDPQ on a proportional share basis to be used for funding needs related to AES Indiana’s TDSIC and replacement generation projects.
AES Ohio
Business Description — DPL is an energy holding company whose principal subsidiary is AES Ohio. AES Ohio is a utility company that transmits and distributes electricity to retail customers in a 6,000 square mile area of West Central Ohio and is subject to regulatory authority—see Regulatory Framework and Market Structure below. AES Ohio has the exclusive right to provide transmission and distribution services to its customers, and procures retail standard service offer ("SSO") electric service on behalf of residential, commercial, industrial, and governmental customers through a competitive bid auction process. In previous years, AES Ohio Generation was also a primary subsidiary, but DPL has systematically exited this generation business. AES Ohio Generation retired its last remaining operating asset in May 2020 and sold it in June 2020.
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
Regulatory Framework and Market Structure — AES Ohio is regulated by the PUCO for its distribution services and facilities, retail rates and charges, reliability of service, compliance with renewable energy portfolio requirements, energy efficiency program requirements, and certain other matters. The PUCO maintains jurisdiction over the delivery of electricity, SSO, and other retail electric services.

18 | 2021 Annual Report

Electric customers within Ohio are permitted to purchase power under contract from a Competitive Retail Electric Service ("CRES") provider or from their local utility under SSO rates. The SSO generation supply is provided by third parties through a competitive bid process. Ohio utilities have the exclusive right to provide transmission and distribution services in their state-certified territories. While Ohio allows customers to choose retail generation providers, AES Ohio is required to provide retail generation service at SSO rates to any customer that has not signed a contract with a CRES provider or as a provider of last resort in the event of a CRES provider default. SSO rates are subject to rules and regulations of the PUCO and are established through a competitive bid process for the supply of power to SSO customers.
AES Ohio's distribution rates are regulated by the PUCO and are established through a traditional cost-based rate-setting process. AES Ohio is permitted to recover its costs of providing distribution service as well as earn a regulated rate of return on assets, determined by the regulator, based on the utility's allowed regulated asset base, capital structure, and cost of capital. AES Ohio's retail rates include various adjustment mechanisms including, but not limited to, the timely recovery of costs incurred related to power purchased through the competitive bid process, participation in the PJM RTO, severe storm damage, and energy efficiency. AES Ohio's transmission rates are regulated by FERC.
AES Ohio is a member of PJM, an RTO that operates the transmission systems owned by utilities operating in all or parts of a multi-state region, including Ohio. PJM also administers the day-ahead and real-time energy markets, ancillary services market and forward capacity market for its members.
On November 30, 2020, AES Ohio filed a new Distribution Rate Case Application proposing a revenue increase of $121 million per year and incorporating DIR investments that were planned and approved in the last rate case but not yet included in distribution rates, other distribution investments since September 2015, investments necessitated by the tornados that occurred on Memorial Day in 2019, and other proposed increases. The rate case also includes a proposal for increased tree-trimming expenses and certain customer demand-side management programs and recovery of prior-approved regulatory assets for tree trimming, uncollectible expenses and rate case expense. A hearing on this case was held beginning in January 2022, and the case is pending a commission order.
In March 2020, AES Ohio filed an application for a formula-based rate for its transmission service, which was approved and made effective May 3, 2020. In December 2020, an uncontested settlement was reached regarding these rates and filed with the FERC. It was approved on April 15, 2021.
Smart Grid and Comprehensive Settlement — On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the "Smart Grid Plan"), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate ("MFA") regulatory test. A hearing was held in January 2021 for consideration of this settlement and on June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. Several applications for rehearing of the PUCO's orders relating to the comprehensive settlement were filed and denied on December 1, 2021. The OCC appealed this final PUCO Order to the Ohio Supreme Court on December 6, 2021; this appeal remains pending. With the PUCO’s issuance of their opinion and order, AES has made cash contributions of $150 million in 2021 to improve AES Ohio's infrastructure and modernize its grid while maintaining liquidity.
Separate from the ESP process, on January 23, 2020, AES Ohio filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs, and economic changes in customer demand. An evidentiary hearing was held on this matter on May 4, 2021.
Development Strategy — Planned construction projects primarily relate to new investments in and upgrades to AES Ohio's transmission and distribution system. Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments, and changing environmental standards, among other factors.
DPL is projecting to spend an estimated $786 million on capital projects from 2022 through 2024, which includes expected spending under AES Ohio's Smart Grid Plan included in the Stipulation and Recommendation entered into on October 23, 2020 (see Regulatory Framework and Market Structure above) as well as other new transmission and distribution projects. The Smart Grid Plan, as approved, provides for a return on and recovery of up to $249 million of Phase 1 investments and recovery of operational and maintenance expenses through AES

19 | 2021 Annual Report

Ohio's existing Infrastructure Investment Rider for a term of four years, under an aggregate cap of $268 million on the amount of such investments and expenses that is recoverable, and an acknowledgement that AES Ohio may file a subsequent application with the PUCO within three years seeking approvals for Phase 2 of the Smart Grid Plan.
AES Clean Energy
Business Description — AES' U.S. renewables portfolio, referred to as AES Clean Energy, is one of the top U.S. renewables growth platforms. It collectively comprises AES Renewable Holdings, sPower, AES Clean Energy Development, and other renewable assets, as part of its broader investments in the U.S.
On February 1, 2021, specifically identified projects in the sPower and AES Renewable Holdings development platforms were merged to form AES Clean Energy Development, which serves as the development vehicle for all future renewable projects in the U.S. sPower remains an AES unconsolidated affiliate after the merger.
In November 2021, AES Clean Energy Development acquired Valcour Intermediate Holdings, which owns a portfolio of six wind farms in New York with total generating capacity of 612 MW. The Valcour portfolio produces over 30% of the state's wind power, complementing AES Clean Energy's existing operating and development solar and energy storage assets in the state of New York. In December 2021, AES Clean Energy Development acquired Community Energy, a U.S. solar developer with a mission to commercialize utility-scale solar and decarbonize the grid. Community Energy brings a 10 GW pipeline of renewables projects and an industry-leading development team to AES Clean Energy.
AES Clean Energy aims to solve our customers' energy challenges. AES Clean Energy offers its customers an expanded portfolio of innovative solutions based on cutting-edge technologies that are designed to accelerate their energy futures. Generation capacity of the systems owned and/or operated under AES Clean Energy is 4,312 MW across the U.S. with another 1,093 MW under construction. This capacity includes 3,156 MW of solar, 1,861 MW of wind, and 388 MW of energy storage.
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
Key Financial Drivers — The financial results of AES Clean Energy are primarily driven by the efficient construction and operation of renewable energy facilities across the U.S. under long-term PPAs, through which the energy price on the entire production of these facilities is guaranteed. The financial results of renewable assets are primarily driven by the amount of wind or solar resource at the facilities, availability of facilities, and growth in projects.
Laurel Mountain, Buffalo Gap I, Buffalo Gap II, and Buffalo Gap III are exposed to the volatility of energy prices and their revenue may change materially as energy prices fluctuate in their respective markets of operations. Laurel Mountain also operates 16 MW of battery energy storage that is sold into the PJM market as regulation energy. For these projects, PJM and ERCOT power prices impact financial results.
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
AES Clean Energy's renewable project backlog includes 4,414 MW of projects for which long-term PPAs have been signed or, as applicable, tariffs have been assigned through a regulatory process. The budget for construction of the projects currently under construction and the contracted projects is over $4.1 billion. AES Clean Energy is actively developing new products and renewable sites to serve the current and future needs of its customers.
U.S. Conventional Generation
Business Description — In the U.S., we own a conventional generation portfolio. The principal markets and locations where we are engaged in the generation and supply of electricity (energy and capacity) are the California Independent System Operator ("CAISO"), PJM, Hawaii, and Puerto Rico. AES Southland, operating in the CAISO, is our most significant generation business.

20 | 2021 Annual Report

Many of our non-renewable U.S. generation plants provide baseload operations and are required to maintain a guaranteed level of availability. Any change in availability has a direct impact on financial performance. Some plants are eligible for availability bonuses if they meet certain requirements. Coal and natural gas are used as the primary fuels. Coal prices are set by market factors internationally, while natural gas prices are generally set domestically. Recently we have seen international impacts on domestic gas prices (Henry Hub) due to the large amount of U.S. natural gas that can be exported through the liquefaction plants that have come online in recent years. Price variations for these fuels can change the composition of generation costs and energy prices in our generation businesses.
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
Warrior Run currently operates as a QF, as defined under the PURPA. This business entered into a long-term contract with an electric utility that had a mandatory obligation to purchase power from QFs at the utility's avoided cost (i.e. the likely costs for both energy and capital investment that would have been incurred by the purchasing utility if that utility had to provide its own generating capacity or purchase it from another source). To be a QF, a cogeneration facility must produce electricity and useful thermal energy for an industrial or commercial process or heating or cooling application in certain proportions to the facility's total energy output and meet certain efficiency standards. To be a QF, a small power production facility must generally use a renewable resource as its energy input and meet certain size criteria or be a cogeneration facility that simultaneously generates electricity and process heat or steam.
Our non-QF generation businesses in the U.S. currently operate as Exempt Wholesale Generators as defined under the Energy Policy Act of 1992, amending the Public Utility Holding Company Act (“PUHCA”). These businesses, subject to approval of FERC, have the right to sell power at market-based rates, either directly to the wholesale market or to a third-party offtaker such as a power marketer or utility/industrial customer. Under the Energy Policy Act and FERC's regulations, approval from FERC to sell wholesale power at market-based rates is generally dependent upon a showing to FERC that the seller lacks market power in generation and transmission, that the seller and its affiliates cannot erect other barriers to market entry, and that there is no opportunity for abusive transactions involving regulated affiliates of the seller.
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
AES Southland
Business Description — AES Southland is one of the largest generation operators in California by aggregate installed capacity, with an installed gross capacity of 3,803 MW at the end of 2021. The five coastal power plants comprising AES Southland are in areas that are critical for local reliability and play an important role in integrating the increasing amounts of renewable generation resources in California. AES Southland is composed of three once-through cooling ("OTC") power plants, two combined cycle gas-fired generation facilities and an interconnected battery-based energy storage facility.
AES Huntington Beach, LLC, AES Alamitos, LLC, and AES Redondo Beach ("Southland OTC units") are contracted through Resource Adequacy Purchase Agreements (“RAPAs”). Under the RAPAs, as approved by the California Public Utilities Commission, these generating stations provide resource adequacy capacity, and have no obligation to produce or sell any energy to the RAPA counterparty. However, the generating stations are required to bid energy into the California ISO markets. Southland OTC units entered into commodity swap contracts to economically hedge price variability inherent in electricity sales arrangements. Compensation under these RAPAs is dependent on the availability of the AES Southland units in the California ISO market. Failure to achieve the minimum availability target would result in an assessed penalty.

21 | 2021 Annual Report

In November 2014, AES Southland was awarded 20-year contracts by Southern California Edison ("SCE") to provide 1,284 MW of combined cycle gas-fired generation and 100 MW of interconnected battery-based energy storage ("Southland Energy units"). The agreements for the combined cycle gas-fired generation were amended in 2019 increasing contracted capacity to 1,299 MW and additional amendments during 2021 further increased contracted capacity to 1,348 MW. The contracts are RAPAs with annual energy put options. If AES Southland exercises the annual put option, all capacity, energy and ancillary services will be sold to SCE in exchange for a fixed monthly fee that covers fixed operating cost, debt service, and return on capital. In addition, SCE will reimburse variable costs and provide the natural gas. Southland Energy may exercise the annual put option for any contract year by delivering notice of such exercise to SCE at least one year before the start of such contract year, and no more than two years before the start of any contract year. Southland Energy units are required to bid energy into the California ISO market if the annual put option is not exercised.
In April 2017, the California Energy Commission unanimously approved the licenses for the Southland Energy combined cycle projects at AES Alamitos and AES Huntington Beach. In June 2017, AES closed the financing of $2 billion, funded with a combination of non-recourse debt and AES equity. Construction of the combined cycle capacity began in 2017. At the end of 2019, five of the twelve Southland OTC generation units were retired to support the construction efforts of the Southland Energy combined cycle gas-fired generation projects in anticipation of COD, which was reached in early February 2020. The construction of the Alamitos Energy Center, an interconnected battery-based energy storage facility, began in June 2019 and commercial operation was achieved on January 1, 2021.
On January 23, 2020, the Statewide Advisory Committee on Cooling Water Intake Structures adopted a recommendation to present to the SWRCB to extend OTC compliance dates for the remaining Southland OTC units at AES Huntington Beach and AES Alamitos until December 31, 2023 and AES Redondo Beach until December 31, 2021. On September 1, 2020, in response to a request by the state's energy, utility, and grid operators and regulators, the SWRCB approved amendments to its OTC. The SWRCB public hearing regarding the final decision on the amendment of the OTC policy was held on October 19, 2021 and the Board voted in favor of extending the compliance date for AES Redondo Beach to December 31, 2023. The AES Redondo Beach NPDES permit has been administratively extended. The SWRCB OTC Policy previously required the shutdown and permanent retirement of all remaining Southland OTC generating units by December 31, 2020. There is currently no plan to replace the OTC generating units at the AES Redondo Beach generating station following the retirement. See United States Environmental and Land-Use Legislation and Regulations—Cooling Water Intake for further discussion of AES Southland’s plans regarding the OTC Policy.
Key Financial Drivers — AES Southland's availability is one of the most important drivers of operations, along with market demand and prices for gas and electricity.
AES Hawaii
Business Description — AES Hawaii receives an energy payment from its offtaker under a PPA expiring in 2022, which is based on a fixed rate indexed to the Gross National Product Implicit Price Deflator. Since the energy payment is not directly linked to market prices for fuel, the risk arising from fluctuations in market prices for coal is borne by AES Hawaii. AES Hawaii has entered into fixed-price coal purchase commitments to manage fuel price risk during 2022.
In July 2020, the Hawaii State Legislature passed Senate Bill 2629 which will prohibit AES Hawaii from generating electricity from coal after December 31, 2022. This will restrict the Company from contracting the asset beyond the expiration of its existing PPA, and as a result, AES plans to retire the AES Hawaii facility in 2022.
Key Financial Drivers — AES Hawaii's financial results are driven by fuel costs and outages. The Company has entered into fuel contracts to mitigate the risks associated with fluctuating prices.
Puerto Rico
Business Description — AES Puerto Rico owns and operates a coal-fired cogeneration plant and a solar plant of 524 MW and 24 MW, respectively, representing approximately 8% of the installed capacity in Puerto Rico. Both plants are fully contracted through long-term PPAs with PREPA expiring in 2027 and 2037, respectively. AES Puerto Rico receives a capacity payment based on the plants' twelve month rolling average availability, receiving the full payment when the availability is 90% or higher. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—Puerto Rico for further discussion of the long-term PPAs with PREPA.

22 | 2021 Annual Report

Key Financial Drivers — Financial results are driven by many factors, including, but not limited to, improved operational performance and plant availability.
Regulatory Framework and Market Structure — Puerto Rico has a single electric grid managed by PREPA, a state-owned entity that provides virtually all of the electric power consumed in Puerto Rico and generates, transmits, and distributes electricity to 1.5 million customers. Since June 2021 PREPA contracted LUMA Energy to manage the transmission, distribution and commercialization activities. The Puerto Rico Energy Bureau is the main regulatory body. The bureau approves wholesale and retail rates, sets efficiency and interconnection standards, and oversees PREPA's compliance with Puerto Rico's renewable portfolio standard.
Puerto Rico's electricity is 98% produced by thermal plants (43% from natural gas, 38% from petroleum, and 17% from coal), while the remaining 2% is supplied by renewable resources (wind, solar, and hydro).
Development Strategy — Puerto Rico has clear goals of supplying its system from renewable resources, with targets of 40% from renewables by 2025 and 100% from renewables by 2050. To achieve the established targets, PREPA intends to issue six requests for proposal for generation from renewable sources in the coming years. The first request for proposal was issued in February 2021. AES Puerto Rico, through AES Clean Flexible Energy, is working to deliver green energy solutions to meet the country's needs, with a long-term strategy to achieve 24/7 carbon-free energy. AES Clean Flexible Energy expects to have a portfolio of solar and storage projects participating. As applicable, tariffs will be assigned through a regulatory process. AES Clean Flexible Energy is actively developing new renewable sites to serve the future needs of Puerto Rico and its communities.
U.S. Environmental Regulation
For information on compliance with environmental regulations see Item 1.—United States Environmental and Land-Use Legislation and Regulations.
El Salvador
Business Description — AES El Salvador is the majority owner of four of the five distribution companies operating in El Salvador (CAESS, CLESA, EEO and DEUSEM). AES El Salvador's territory covers 77% of the country and accounted for 4,076 GWh of the wholesale market energy sales during 2021. AES El Salvador owns and operates two solar farms, Opico Power and Moncagua with 4 MW and 3 MW capacity, respectively; AES Nejapa, a biomass power plant of 6 MW capacity; and 50% of Bosforo and Cuscatlan Solar, solar farms of 100 MW and 10 MW capacity, respectively. The energy produced by these solar farms is fully contracted by AES' utilities in El Salvador.
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

23 | 2021 Annual Report

El Salvador has a national electric grid that interconnects directly with Guatemala and Honduras, allowing transactions with all Central American countries. The sector has approximately 1,865 MW of installed capacity, composed of thermal (47%), hydroelectric (30%), solar (11%), biomass (9%), and wind (3%) generation plants.
Development Strategy — In order to explore new business opportunities, AES El Salvador created AES Soluciones, an LED public lighting service provider and the main commercial and industrial solar photovoltaic EPC provider in the country. AES Next is also the O&M services provider for the Bosforo project. Furthermore, the four distribution companies operated by AES El Salvador started a modernization and digitization initiative as part of the development, sustainability, and growth strategy of the business.

24 | 2021 Annual Report

South America

GENERATION FACILITIES IN CHILE, COLOMBIA, ARGENTINA AND BRAZIL

Business Overview

Installed capacity by market
Brazil 30%
Chile 27%
Colombia 9%
Argentina 34%

56 Generation Facilities

12,446 Gross MW

Key Generation Businesses: **AES Andes, Chivor, AES Argentina, and AES Brasil**

Generation Fuel Type
Coal 20%
Gas 20%
Renewables 60%

Revenue
(In millions)

$3,541
$3,159
$3,208
2021
2020
2019

Operating Margin
(in millions)

$1,069
$1,243
$873
2021
2020
2019

Adjusted PTC [1]
(in millions)

$423
$534
$504
2021
2020
2019

Key events in 2021

- Announced retirement of 1,095 MW coal-fired plants
- Retired 114 MW coal-fired plants
- Signed long-term contracts for 1,133 MW of renewables in Chile, Colombia and Brazil

Strategic outlook

- Total backlog of 3,006 MW
- Advance Green Blend strategy to help meet growing demand for renewables in Chile
- Continue development of renewables pipeline and complete projects under construction

Under construction

9 Plants

1,684 MW

Fuel Type
Solar 26%
Energy Storage 18%
Wind 56%

Contracted renewable backlog

1,322 MW

Signed PPAs not yet under construction

Renewable Type
Solar 16%
Energy Storage 15%
Wind 69%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

25 | 2021 Annual Report

South America SBU
Our South America SBU has generation facilities in four countries — Chile, Colombia, Argentina, and Brazil. AES Andes is a publicly traded company in Chile and owns all of our assets in Chile, AES Chivor in Colombia, and TermoAndes in Argentina, as detailed below. AES has a 67% ownership interest in AES Andes and this business is consolidated in our financial statements. AES Brasil is a publicly traded company in Brazil. AES controls and consolidates AES Brasil through its 47% economic interest.
Operating installed capacity of our South America SBU totals 12,446 MW, of which 34%, 27%, 9%, and 30% are located in Argentina, Chile, Colombia, and Brazil, respectively. The following table lists our South America SBU generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Chivor	Colombia	Hydro	1,000	67%	2000	2022-2040	Various
San Fernando	Colombia	Solar	61	67%	2021	2036	Ecopetrol
Castilla	Colombia	Solar	21	67%	2019	2034	Ecopetrol
Tunjita	Colombia	Hydro	20	67%	2016
Colombia Subtotal			1,102
Gener - Chile (1)	Chile	Coal/Hydro/Diesel/Solar/Biomass	1,438	67%	2000	2022-2042	Various
Electrica Angamos	Chile	Coal	558	67%	2011	2021	Quebrada Blanca
Cochrane	Chile	Coal	550	40%	2016	2030-2037	SQM, Sierra Gorda, Quebrada Blanca
Alto Maipo (2)	Chile	Hydro	531	62%	2021	2040	Minera Los Pelambres
Los Olmos	Chile	Wind	110	67%	2022	2032	Google, Various
Los Cururos	Chile	Wind	109	34%
Andes Solar 2a	Chile	Solar	81	67%
Cochrane ES	Chile	Energy Storage	20	40%	2016
Electrica Angamos ES	Chile	Energy Storage	20	67%	2011
Norgener ES (Los Andes)	Chile	Energy Storage	12	67%	2009
Alfalfal Virtual Reservoir	Chile	Energy Storage	10	67%	2020
Chile Subtotal			3,439
TermoAndes (3)	Argentina	Gas/Diesel	643	67%	2000	2022-2023	Various
AES Andes Subtotal (4)			5,184
Alicura	Argentina	Hydro	1,050	100%	2000
Paraná-GT	Argentina	Gas/Diesel	870	100%	2001
San Nicolás	Argentina	Coal/Gas/Oil/Energy Storage	691	100%	1993
Guillermo Brown (5)	Argentina	Gas/Diesel	576	—%	2016
Cabra Corral	Argentina	Hydro	102	100%	1995		Various
Vientos Bonaerenses	Argentina	Wind	100	100%	2020	2024-2040	Various
Vientos Neuquinos	Argentina	Wind	100	100%	2020	2024-2040	Various
Ullum	Argentina	Hydro	45	100%	1996		Various
Sarmiento	Argentina	Gas/Diesel	33	100%	1996
El Tunal	Argentina	Hydro	10	100%	1995		Various
Argentina Subtotal			3,577
Tietê (6)	Brazil	Hydro	2,658	47%	1999	2032	Various
Alto Sertão II	Brazil	Wind	386	37%	2017	2033-2035	Various, CCEE
Ventus	Brazil	Wind	187	47%	2020	2034	CCEE
Mandacaru and Salinas	Brazil	Wind	159	47%	2021	2033-2034	CCEE
Guaimbê	Brazil	Solar	150	37%	2018	2037	CCEE
AGV Solar	Brazil	Solar	76	47%	2019	2039	Various
Boa Hora	Brazil	Solar	69	47%	2019	2035	CCEE
AES Brasil Subtotal			3,685
			12,446
_____________________________
(1)AES Andes - Chile plants: Alfalfal, Andes Solar, Laja, Maitenes, Norgener 1, Norgener 2, PMGD PFV Kaufmann, Queltehues, Ventanas 1, Ventanas 2, Ventanas 3, Ventanas 4, and Volcán. In December 2020, AES Andes requested the retirement of Ventanas 1 and 2. Ventanas 1 initiated strategic reserve mode and Ventanas 2 is waiting for approval.

26 | 2021 Annual Report

(2)Began generating in December 2021, full operations expected in the first half of 2022. In November 2021, Alto Maipo SpA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. After Chapter 11 filing, the Company no longer has control over Alto Maipo and therefore deconsolidated the business.
(3)TermoAndes is located in Argentina, but is connected to both the SEN in Chile and the SADI in Argentina.
(4)In 2022, AES' indirect beneficial interest in AES Andes increased from 67% to 99% as result of a tender offer process.
(5)AES operates this facility through management or O&M agreements and to date owns no equity interest in the business.
(6)Tietê hydro plants: Água Vermelha, Bariri, Barra Bonita, Caconde, Euclides da Cunha, Ibitinga, Limoeiro, Mogi-Guaçu, Nova Avanhandava, Promissão, Sao Joaquim, and Sao Jose.

Under construction — The following table lists our plants under construction in the South America SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
Tucano Phase 2	Brazil	Wind	167	47%	2H 2022
Tucano Phase 1	Brazil	Wind	155	23%	2H 2022
Cajuína	Brazil	Wind	478	47%	1H 2023
AES Brasil Subtotal			800
Mesamávida	Chile	Wind	68	67%	1H 2022
Andes Solar 2b	Chile	Solar	180	67%	1H 2022
		Energy Storage	112
Campo Lindo	Chile	Wind	73	67%	1H 2023
Virtual Reservoir 2	Chile	Energy Storage	40	67%	2H 2023
Andes Solar 4	Chile	Solar	237	67%	2H 2023
		Energy Storage	148
AES Andes Subtotal (1)			858
Brisas	Colombia	Solar	26	67%	2H 2022
Colombia Subtotal			26
			1,684
_____________________________
(1)     In 2022, AES' indirect beneficial interest in AES Andes increased from 67% to 99% as result of a tender offer process.
The majority of projects under construction have executed mid- to long-term PPAs.

27 | 2021 Annual Report

The following map illustrates the location of our South America facilities:
South America Businesses

TermoAndes
El Tunal
Castilla; Chivor; Tunjita; San Fernando; Brisas
Alto Sertão 2; Tucano
Andes 2b; Gener – Chile; Norgener ES (Los Andes); Andes 4
Mandacaru
Electrica Angamos; Electrica Angamos ES
Salinas; Ventus; Cajuína
Cochrane; Cochrane ES
AES Tietê; AGV Solar; Boa Hora; Guaimbê
Cabra Corral
Ullum
Sarmiento
Alto Maipo; Alfalfal Virtual Reservoir; Virtual Reservoir 2
San Nicolás
Paraná-GT
Campo Lindo; Los Olmos; Mesamávida
Vientos Bonaerenses
Guillermo Brown
Alicura; Vientos Neuquinos

Chile
Business Description — In Chile, through AES Andes, we are engaged in the generation and supply of electricity (energy and capacity) in the SEN—see Regulatory Framework and Market Structure below. AES Andes is the third largest generation operator in Chile in terms of installed capacity with 3,377 MW, excluding energy storage, and has a market share of approximately 12% as of December 31, 2021.
AES Andes owns a diversified generation portfolio in Chile in terms of geography, technology, customers, and energy resources. AES Andes' generation plants are located near the principal electricity consumption centers, including Santiago, Valparaiso, and Antofagasta. AES Andes' diverse generation portfolio provides flexibility for the management of contractual obligations with regulated and unregulated customers, provides backup energy to the spot market and facilitates operations under a variety of market and hydrological conditions.
AES Andes' Green Blend strategy aims to reduce carbon intensity and incorporate renewable energy to extend our existing conventional PPAs. This strategy de-links company's PPAs from legacy fossil resources, grows its renewable energy portfolio, and delivers a competitive, reliable energy solution. In line with the Green Blend strategy, AES Andes has committed to not build additional coal-based power plants and to advance the development of new renewable projects, including the implementation of battery energy storage systems ("BESS") and other technological innovations that will provide greater flexibility and reliability to the system.

28 | 2021 Annual Report

AES Andes currently has long-term contracts, with an average remaining term of approximately 9 years, with regulated distribution companies and unregulated customers, such as mining and industrial companies. In general, these long-term contracts include pass-through mechanisms for fuel costs along with price indexations to U.S. Consumer Price Index ("CPI").
In addition to energy payments, AES Andes also receives capacity payments to compensate for availability during periods of peak demand. The grid operator, Coordinador Electrico Nacional ("CEN"), annually determines the capacity requirements for each power plant. The capacity price is fixed semiannually by the National Energy Commission and indexed to the CPI and other relevant indices.
In January 2022, Inversiones Cachagua SpA, a wholly-owned AES subsidiary in Chile, completed a tender offer for the shares of AES Andes held by minority shareholders. Upon completion, AES' indirect beneficial interest in AES Andes increased from 67% to 99%. As of December 31, 2021, AES owned 67% of AES Andes.
Key Financial Drivers — Hedging strategies at AES Andes limit volatility to the underlying financial drivers. In addition, financial results are likely to be driven by many factors, including, but not limited to:
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
Chile operates in a single power market, referred to as the SEN, which is managed by the grid operator CEN. The SEN has an installed capacity of 27,819 MW, and represents 99% of the installed generation capacity of the country.
CEN coordinates all generation and transmission companies in the SEN. CEN minimizes the operating costs of the electricity system, while maximizing service quality and reliability requirements. CEN dispatches plants in merit order based on their variable cost of production, allowing for electricity to be supplied at the lowest available cost. In the south-central region of the SEN, thermoelectric generation is required to fulfill demand not satisfied by hydroelectric, solar, and wind output and is critical to provide reliable and dependable electricity supply under dry hydrological conditions in the highest demand area of the SEN. In the northern region of the SEN, which includes the Atacama Desert, thermoelectric capacity represents the majority of installed capacity. The fuels used for thermoelectric generation, mainly coal, diesel, and LNG, are indexed to international prices. In 2021, the installed generation capacity in the Chilean market was composed of 47% thermoelectric, 25% hydroelectric, 16% solar, 10% wind, and 2% other fuel sources.
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

29 | 2021 Annual Report

basis at negotiated prices outside the spot market. Electricity prices in Chile are denominated in USD, although payments are made in Chilean pesos.
The Chilean government’s decarbonization plan includes the complete retirement of the SEN coal fleet by the end of 2040 and carbon neutrality by 2050. On December 26, 2020, the Ministry of Energy’s Supreme Decree Number 42 went into effect, allowing coal plants to enter into Strategic Reserve Status (“SRS”) and receive 60% of capacity payments for the 5-year period following its shutdown to remain connected as a backup in case of a system emergency. Following the issuance of this regulation and per the disconnection and termination agreement signed with the Chilean government in June 2019, AES Andes accelerated the retirement plans of its Ventanas 1 and Ventanas 2 coal-fired units. Ventanas 1 was shut down on December 29, 2020 and entered into SRS. Concurrently, AES Andes requested the shutdown of Ventanas 2 as soon as possible. Ventanas 2’s shut down and transition into SRS is pending resolution of current system transmission constraints in order to guarantee system stability and ensure a responsible energy transition. The CEN has indicated that the unit’s retirement into SRS would be postponed until at least September 1, 2022.
In July 2021, AES Andes committed to allow the shutdown of coal-fired operations at its Ventanas 3, Ventanas 4, Angamos 1, and Angamos 2 units as soon as January 1, 2025, once the safety, sufficiency, and competitiveness of the system allows it. These four units together have an installed capacity of 1,095 MW. In July 2021, the Company completed the sale of its entire ownership interest in Guacolda, a 764 MW coal-fired plant located in Chile. Guacolda, Ventanas, and Angamos represent an aggregate of 2.2 GW of coal-fired capacity, or 72% of AES Andes’ legacy coal fleet. Each unit has publicly announced phase-out plans in line with the Company’s decarbonization strategy. AES Andes continues to work under the Green Blend strategy to accelerate the phase-out of the remaining two coal-fired plants.
Environmental Regulation — In March 2019, a new decontamination plan for the Ventanas region was approved. AES Andes has implemented the requirements as defined by the plan and is awaiting the approval of the environmental authority.
Chilean law requires all electricity generators to supply a certain portion of their total contractual obligations with non-conventional renewable energy ("NCRE"). Generation companies are able to meet this requirement by building NCRE generation capacity (wind, solar, biomass, geothermal, and small hydroelectric technology) or purchasing NCREs from qualified generators. Non-compliance with the NCRE requirements will result in fines. AES Andes currently fulfills the NCRE requirements by utilizing AES Andes' solar and biomass power plants and by purchasing NCREs from other generation companies. At present, AES Andes is in the process of negotiating additional NCRE supply contracts to meet future requirements.
Since 2017, emissions of particulate matter, SO2, NOX, and CO2 are monitored for plants with an installed capacity over 50 MW; these emissions are taxed. In the case of CO2, the tax is equivalent to $5 per ton emitted. Certain PPAs have clauses allowing the Company to pass the green tax costs to unregulated customers, while some distribution PPAs do not allow for the pass through of these costs. During 2021, the Chilean General Water Direction, as part of the Ministry of Public Works, established the obligation to install and maintain effective monitoring systems for water withdrawal. We are currently implementing these systems in the power plants for which they are required.
Development Strategy — AES Andes is committed to reducing the coal intensity of the Chilean power grid and plans to increase the renewable energy capacity in its portfolio. As part of this commitment, and in addition to the 531 MW hydroelectric generation that Alto Maipo will deliver to the system, AES Andes purchased the 110 MW Los Cururos wind farm and its substation in northern Chile, and has finished construction on the 80 MW Andes 2a facility. Also under construction are the 68 MW Mesamávida wind farm, 73 MW Campo Lindo wind farm, and 180 MW Andes Solar 2b facility, which also includes 112 MW of BESS, to supply agreements with its main mining customers in execution of the new Green Blend strategy. In total, the pipeline currently has 3.1 GW under development at different stages and diversified geographically.
On November 17, 2021, Alto Maipo SpA, the developer of the Alto Maipo Hydroelectric Project and subsidiary of AES Andes, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Alto Maipo for further information.
AES Andes executes its Green Blend strategy by integrating renewable energy sources into its portfolio, and by providing contracting options that contain a mix of both renewable and nonrenewable solutions.

30 | 2021 Annual Report

Colombia
Business Description — We operate in Colombia through AES Chivor, a subsidiary of AES Andes, which owns a hydroelectric plant with an installed capacity of 1,000 MW and Tunjita, a 20 MW run-of-river hydroelectric plant, both located approximately 160 km east of Bogota, as well as Castilla and San Fernando, 21 MW and 61 MW respectively, both solar facilities. AES Chivor’s installed capacity accounted for approximately 6% of system capacity at the end of 2021. AES Chivor is dependent on hydrological conditions, which influence generation and spot prices of non-contracted generation in Colombia.
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
Regulatory Framework and Market Structure — Electricity supply in Colombia is concentrated in one main system, the SIN, which encompasses one-third of Colombia's territory, providing electricity to 97% of the country's population. The SIN's installed capacity, primarily hydroelectric (68%) and thermal (30%), totaled 17,563 MW as of December 31, 2021. The marked seasonal variations in Colombia's hydrology result in price volatility in the short-term market. In 2021, 82% of total energy demand was supplied by hydroelectric plants.
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
The expansion of the system is supported by two schemes: i) reliability charge auctions where firm energy commitments are focused on conventional technology power plants, and ii) auctions of long-term energy contracts assigned for periods of 15 years aimed at non-conventional renewable resources.
Development Strategy — AES Colombia is committed to transform into a renewable growth platform by supporting its customers to diversify their energy supply and become more competitive. As part of this commitment, AES Colombia is developing a pipeline of 1.3 GW of solar and wind projects. Six projects (1,149 MW) of wind energy are located in La Guajira, one of the windiest spots on Earth, and two projects (255 MW) were awarded a 15-year PPA at the last renewable auction in 2019. One project (99 MW) of the Wind Cluster has Environmental License and the Environmental Impact Assessment for 308 MW was submitted in August 2021, and the other projects continue to progress. During 2021 the Company also was awarded a 26 MW solar project through a 15-year PPA and will start construction early 2022. Solar projects have been fundamental in leading the renewable market in Colombia.
Argentina
Business Description — AES operates plants in Argentina totaling 4,220 MW, representing 10% of the

31 | 2021 Annual Report

country's total installed capacity. AES owns a diversified generation portfolio in Argentina in terms of geography, technology, and fuel source. AES Argentina's plants are placed in strategic locations within the country in order to provide energy to the spot market and customers, making use of wind, hydro, and thermal plants.
AES primarily sells its energy in the wholesale electricity market where prices are largely regulated. In 2020, approximately 86% of the energy was sold in the wholesale electricity market and 14% was sold under contract sales made by TermoAndes, Vientos Neuquinos, and Vientos Bonaerenses power plants.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•forced outages;
•exposure to fluctuations of the Argentine peso;
•changes in hydrology and wind resources;
•timely collection of FONINVEMEM installments and outstanding receivables (see Regulatory Framework and Market Structure below);
•natural gas prices and availability for contracted generation at TermoAndes; and
•domestic energy demand and exports.
Regulatory Framework and Market Structure — Argentina has one main power system, the SADI, which serves 96% of the country. As of December 31, 2021, the installed capacity of the SADI totaled 42,989 MW. The SADI's installed capacity is composed primarily of thermoelectric generation (60%) and hydroelectric generation (26%), as well as wind (8%), nuclear (4%), and solar (2%).
Thermoelectric generation in the SADI is primarily natural gas. However, scarcity of natural gas during winter periods (June to August) due to transport constraints result in the use of alternative fuels, such as oil and coal. The SADI is also highly reliant on hydroelectric plants. Hydrological conditions impact reservoir water levels and largely influence the dispatch of the system's hydroelectric and thermoelectric generation plants and, therefore, influence market costs. Precipitation in Argentina occurs principally from May to October.
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
During 2021, although the government increased prices to the end user, subsidies and the system deficit also increased. By December 2021, distribution companies recovered an average 37% of the total cost of the system.
AES Argentina contributed certain accounts receivable to fund the construction of new power plants under FONINVEMEM agreements. These receivables accrue interest and have been collected in monthly installments over 10 years after commercial operation date of the related plant took place. AES Argentina participated in the construction of three power plants under the FONINVEMEM structure, and in addition to the repayment of the accounts receivable contributed, AES Argentina will receive a pro rata ownership interest in each of these plants once the accounts receivables have been fully repaid. FONINVEMEM I and II installments were fully repaid in the first quarter of 2020 and in 2021 the ownership interests in Termoeléctrica San Martín and Termoeléctrica Manuel Belgrano were defined after the incorporation of the National Government as majority shareholder. The transfer of the property of the power plants to these companies has not occured yet. FONINVEMEM III installments, related to Termoeléctrica Guillermo Brown which commenced operations in April 2016, are still being collected. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Long-Term Receivables and Note 7.—Financing Receivables in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further discussion of receivables in Argentina.
In 2020 and 2021, the Argentine peso devalued against the USD by approximately 29% and 18%, respectively, and Argentina’s economy continued to be highly inflationary. Since September 2019, currency controls

32 | 2021 Annual Report

have been established to govern the devaluation of the Argentine peso and keep Argentine central bank reserves at acceptable levels for the next government of Argentina.
Development Strategy — Currently, 890 MW of renewable greenfield projects are in early and mid stages of development. These projects could be used to participate in future private PPAs or public auctions. In addition, "behind the meter” and off-grid solutions are being developed for the industrial mining sector.
Brazil
Business Description — AES Brasil has a portfolio of 12 hydroelectric power plants in the state of São Paulo with total installed capacity of 2,658 MW. These hydroelectric plants operate under a 33-year concession expiring in 2032.
Over the past three years, AES Brasil acquired and developed three solar power complexes in the state of São Paulo, which are fully contracted with 20-year PPAs and together account for 295 MW of installed capacity. AES Brasil represents approximately 11% of the total generation capacity in the state of São Paulo.
AES Brasil also owns Alto Sertão II, a wind complex located in the state of Bahia with an installed capacity of 386 MW and subject to 20-year PPAs expiring between 2033 and 2035, and in December 2020, also acquired the Ventus wind complex located in the state of Rio Grande do Norte with an installed capacity of 187 MW and subject to a 20-year PPA expiring in 2034.
In April 2021, AES Brasil acquired Mandacaru and Salinas (formerly MS Wind and Santos Wind Complexes, respectively), located in the states of Rio Grande do Norte and Ceará, in the northeast region of Brazil. The complexes have been operational since 2014 with 159 MW of installed capacity, fully sold in the regulated market for 20 years.
In the second half of 2020, AES acquired an additional 19.8% ownership in AES Brasil and on December 31, 2020 its economic interest was 44.1%. Through multiple transactions in 2021, AES acquired an additional 1.6% ownership in AES Brasil. Additionally, AES migrated AES Brasil's shares to the Novo Mercado, which is a listing segment of the Brazilian stock exchange with the highest standards of corporate governance in Brazil, requiring equity capital to be composed only of common shares. The reorganization and the exchange of shares was completed on March 26, 2021, and the shares issued by AES Brasil started trading on Novo Mercado on March 29, 2021. The Company maintained majority representation on AES Brasil’s board of directors.
On October 1, 2021, as part of the reorganization process, AES Brasil concluded a follow-on offering for the issuance of 93,000,000 newly issued shares to fund its renewable energy portfolio at a cost of $207 million. As a result, AES' indirect beneficial interest in AES Brasil increased 1%, from 45.7% to 46.7%. As of December 31, 2021, AES owned 47% of AES Brasil and is the controlling shareholder. The Company consolidates AES Brasil's results in the South America SBU reportable segment.
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
Regulatory Framework and Market Structure — In Brazil, the Ministry of Mines and Energy determines the maximum amount of energy a generation plant can sell, called physical guarantee, representing the long-term average expected energy production of the plant. Under current rules, physical guarantee energy can be sold to distribution companies through long-term regulated auctions or under unregulated bilateral contracts with large

33 | 2021 Annual Report

consumers or energy trading companies.
Brazil has installed capacity of 184 GW, composed of hydroelectric (60%), thermoelectric (25%), renewable (14%), and nuclear (1%) sources. Operation is centralized and controlled by the national operator, ONS, and regulated by the Brazilian National Electric Energy Agency ("ANEEL"). The ONS dispatches generators based on their marginal cost of production and on the risk of system rationing. Key variables for the dispatch decision are forecasted hydrological conditions, reservoir levels, electricity demand, fuel prices, and thermal generation availability.
In case of unfavorable hydrology, the ONS will reduce hydroelectric dispatch to preserve reservoir levels and increase dispatch of thermal plants to meet demand. The consequences of unfavorable hydrology are (i) higher energy spot prices due to higher energy production costs at thermal plants and (ii) the need for hydro plants to purchase energy in the spot market to fulfill their contractual obligations.
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
In September 2020, Law 14.052/2020 published by ANEEL was approved by the President, establishing terms for compensation to MRE hydro generators for the incorrect application of the GSF mechanism from 2013 to 2018, which resulted in higher charges assessed to MRE hydro generators by the regulator. Under the law, compensation was in the form of an offer for a concession extension for each hydro generator in exchange for full payment of billed GSF trade payables, the amount of which was reduced in conjunction with the payment for a concession extension. On August 12, 2021, ANEEL published Resolution number 2.919/2021, establishing an extension for the end of the concession originally granted to AES Brasil's hydroelectric plants, from 2029 to 2032.
Development Strategy — AES Brasil's strategy is to grow by adding renewable capacity to its generation platform through acquisition or greenfield projects, to focus on client satisfaction and innovation to offer new products and energy solutions, and to be recognized for excellence in asset management.
On May 21, 2021, AES Brasil acquired the Cajuína Wind Complex phase I (Santa Tereza with installed capacity of 420 MW) and on July 29, 2021, AES Brasil acquired phase II (São Ricardo with installed capacity of 437 MW). The two complexes are greenfield wind power projects in the states of Rio Grande do Norte and Ceará with potential installed capacity up to 1.2 GW total. Of this total capacity, 211 MW is committed with long-term PPAs signed in February 2021 with Ferbasa (165 MW) and Minasliga (46 MW), for energy supply over a period of 20 years beginning in 2024 and 2023, respectively. Additionally, on August 16, 2021, AES Brasil signed an investment agreement with BRF to develop a project of 160 MW through a joint venture partnership, of which 80 MW will be fulfilled through a 15-year PPA starting in 2024.
On July 19, 2021, AES Brasil acquired the Serra Verde project, which complements the Cajuína Complex mentioned above. This project has 279 MW of installable capacity of greenfield wind power in the state of Rio Grande do Norte. A 13-year PPA was signed with Copel for 11 MW, starting in 2023.
On October 26, 2021, AES Brasil signed a 15-year PPA with Alcoa for 150 MW, starting in 2024. AES Brasil is seeking long-term PPAs to fulfill the remaining installed capacity at the Cajuína Complex.
On December 22, 2021, AES Tucano Holding I S.A., a subsidiary of AES Brasil, signed an investment agreement with Unipar Indupa do Brasil S.A. ("Unipar"), to develop a project of 40 MW through a joint venture partnership, with a 19-year PPA starting in 2024.
On December 28, 2021, AES Brasil acquired Sky Arinos, a solar project with installable capacity of 459 MW, in the city of Arinos in the state of Minas Gerais.
Under the current terms of the 2018 legal agreement in connection with AES Brasil's concession with the state government, AES Brasil is required to increase its capacity in the state of São Paulo by an additional 81 MW by October 2024. On November 30, 2021 AES Brasil acquired AGV Solar VII Geradora de Energia S.A, a special purpose entity with installable capacity of 33 MW of solar generation. AES Brasil continues to pursue new opportunities to achieve the additional capacity.

34 | 2021 Annual Report

MCAC | GENERATION FACILITIES IN THE DOMINICAN REPUBLIC, MEXICO AND PANAMA

Business Overview

Installed capacity by market
Dominican Republic 23%
Mexico 41%
Panama 36%

21 Generation Facilities

3,290 Gross MW

Key Generation Businesses: **Andres-Los Mina, Panama and TEG TEP**

Generation Fuel Type
Pet Coke 17%
Gas 47%
Renewables 36%

Revenue
(In millions)

$2,157
$1,766
$1,882
2021
2020
2019

Operating Margin
(in millions)

$521
$559
$487
2021
2020
2019

Adjusted PTC [1]
(in millions)

$314
$287
$367
2021
2020
2019

Key events in 2021

- Closed on sale of Itabo coal-fired power plant and gas turbine in the Dominican Republic
- Closed on sale of Estrella del Mar I power barge
- Completed the construction of 91 MW of new renewable projects

Strategic outlook

- Total backlog of 1,300 MW
- Advance our LNG infrastructure strategy to support a growing demand for natural gas in Central America and the Caribbean

Under construction

2 Plants

720 MW

Fuel Type
Energy Storage 7%
Solar 93%

Contracted renewable backlog

580 MW

Signed PPAs not yet under construction

Renewable Type
Wind 52%
Solar 48%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

35 | 2021 Annual Report

MCAC SBU
Our MCAC SBU has a portfolio of generation facilities, including renewable energy, in three countries, with a total capacity of 3,290 MW.
Generation — The following table lists our MCAC SBU generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
DPP (Los Mina)	Dominican Republic	Gas	358	85%	1996	2022	Andres, CDEEE, Non-Regulated Users
Andres (1)	Dominican Republic	Gas	319	85%	2003	2022	Ede Norte, Ede Este, Ede Sur, Non-Regulated Users
Bayasol	Dominican Republic	Solar	50	85%	2021	2024	Falcondo
Andres ES	Dominican Republic	Energy Storage	10	85%	2017
Los Mina DPP ES	Dominican Republic	Energy Storage	10	85%	2017
Dominican Republic Subtotal			747
Merida III	Mexico	Gas/Diesel	505	75%	2000	2025	Comision Federal de Electricidad
Mesa La Paz (2)	Mexico	Wind	306	50%	2019	2045	Fuentes de Energia Peñoles
Termoelectrica del Golfo (TEG)	Mexico	Pet Coke	275	99%	2007	2027	CEMEX
Termoelectrica del Penoles (TEP)	Mexico	Pet Coke	275	99%	2007	2027	Peñoles
Mexico Subtotal			1,361
Colon (3)	Panama	Gas	381	50%	2018	2028	ENSA, Edemet, Edechi
Bayano	Panama	Hydro	260	49%	1999	2030	ENSA, Edemet, Edechi, Other
Changuinola	Panama	Hydro	223	90%	2011	2030	AES Panama
Chiriqui-Esti	Panama	Hydro	120	49%	2003	2030	ENSA, Edemet, Edechi, Other
Penonome I	Panama	Wind	55	49%	2020	2023-2030	Altenergy, ENSA, Edement, Edechi
Chiriqui-Los Valles	Panama	Hydro	54	49%	1999	2030	ENSA, Edemet, Edechi, Other
Chiriqui-La Estrella	Panama	Hydro	48	49%	1999	2030	ENSA, Edemet, Edechi, Other
Pesé Solar	Panama	Solar	10	49%	2021	2030	Various
Mayorca Solar	Panama	Solar	10	49%	2021	2030	Various
Cedro	Panama	Solar	10	49%	2021
Caoba	Panama	Solar	10	49%	2021
5B Costa Norte	Panama	Solar	1	100%	2021	2051	Costa Norte LGN Terminal
Panama Subtotal			1,182
			3,290
_____________________________
(1)Plant also includes an adjacent regasification facility, as well as a 70 TBTU LNG storage tank.
(2)Unconsolidated entity, accounted for as an equity affiliate.
(3)Plant also includes an adjacent regasification facility, as well as an 80 TBTU LNG storage tank.
Under construction — The following table lists our plants under construction in the MCAC SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
Gatun	Panama	Gas	670	49%	2H 2024
Panama Subtotal			670
Santanasol	Dominican Republic	Solar	50	85%	2H 2022
Dominican Republic Subtotal (1)			50
			720
_____________________________
(1)A second 50 TBTU LNG storage tank is under construction and expected to come on-line in the first half of 2023.
In April 2021, the Company completed the sale of its 43% ownership interest in Itabo, a coal-fired plant located in the Dominican Republic.

36 | 2021 Annual Report

The following map illustrates the location of our MCAC facilities:
MCAC Businesses

Mesa La Paz;
Termoelectrica del Golfo (TEG);
Termoelectrica del Peñoles (TEP)
Bayasol;
DPP (Los Mina);
Los Mina DPP
ES; Santa Ana III
Mérida III
Andres;
Andres ES
Changuinola
Bayano
5B Costa Norte; Colón;
Mayorca; Pesé; Cedro; Caoba
Chiriqui – Esti
Chiriqui – Los Valles
Chiriqui – La Estrella

Dominican Republic
Business Description — AES Dominicana consists of three operating subsidiaries: Andres, Los Mina, and Bayasol. With a total of 747 MW of installed capacity, AES provides 14% of the country's capacity and supplies approximately 22% of the country's energy demand via these generation facilities. 668 MW is predominantly contracted until 2022 with government-owned distribution companies and large customers.
AES has a strategic partnership with the Estrella and Linda Groups ("Estrella-Linda"), a consortium of two leading Dominican industrial groups that manage a diversified business portfolio.
Andres, Los Mina, and Bayasol are owned 85% by AES. Andres owns and operates a combined cycle natural gas turbine and an energy storage facility with combined generation capacity of 329 MW, as well as the only LNG import terminal in the country, with 160,000 cubic meters of storage capacity. Los Mina owns and operates a combined cycle facility with two natural gas turbines and an energy storage facility with combined generation capacity of 368 MW. Bayasol owns and operates a 50 MW solar farm.
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
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•changes in spot prices due to fluctuations in commodity prices (since fuel is a pass-through cost under the PPAs, any variation in oil prices will impact spot sales for Andres);
•contracting levels and the extent of capacity awarded; and

37 | 2021 Annual Report

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
The Dominican Republic has one main interconnected system with 5,027 MW of installed capacity, composed of thermal (74%), hydroelectric (12%), wind (7%), and solar (7%).
Development Strategy — AES will continue to develop the commercialization of natural gas and incorporate partners directly in gas infrastructure projects. AES partnered with Energas in a joint venture which has been operating the 50 km Eastern Pipeline since February 2020. The joint venture is also developing a new LNG facility of 120,000 cubic meters, including additional storage, regasification, and truck loading capacity, for which the COD is expected by 2023. This will allow AES to reach new customers who have converted, or are in the process of converting, to natural gas as a fuel source, and better operational flexibility.
Panama
Business Description — AES owns and operates five hydroelectric plants totaling 705 MW of generation capacity, a natural gas-fired power plant with 381 MW of generation capacity, a wind farm of 55 MW and four solar plants of 10 MW each, which collectively represent 31% of the total installed capacity in Panama. Furthermore, AES operates an LNG regasification facility, a 180,000 cubic meter storage tank, and a truck loading facility.
The majority of our hydroelectric plants in Panama are based on run-of-the-river technology, with the exception of 223 MW Changuinola plant with regulation reservoirs and the 260 MW Bayano plant. Hydrological conditions have an important influence on profitability. Variations in hydrology can result in an excess or a shortfall in energy production relative to our contractual obligations. Hydro generation is generally in a shortfall position during the dry season from January through May, which is offset by thermal and wind generation since its behavior is opposite and complementary to hydro generation.
Our hydro and thermal assets are mainly contracted through medium to long-term PPAs with distribution companies. A small volume of our hydro plants are contracted with unregulated users. Our hydro assets in Panama have PPAs with distribution companies expiring up to December 2030 for a total contracted capacity of 377 MW. Our thermal asset in Panama has PPAs with distribution companies for a total contracted capacity of 350 MW expiring in August 2028.
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

38 | 2021 Annual Report

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
Three main agencies are responsible for monitoring compliance with the General Electricity Law:
•The National Secretary of Energy in Panama ("SNE") has the responsibilities of planning, supervising, and controlling policies of the energy sector within Panama. The SNE proposes laws and regulations to the executive agencies that regulate the procurement of energy and hydrocarbons for the country.
•The National Authority of Public Services ("ASEP") is an autonomous agency of the government. ASEP is responsible for the control and oversight of public services in Panama, including electricity, the transmission and distribution of natural gas utilities, and the companies that provide such services.
•The National Dispatch Center ("CND") implements the economic dispatch of electricity in the wholesale market. The National Dispatch Center's objectives are to minimize the total cost of generation and maintain the reliability and security of the electric power system. Short-term power prices are determined on an hourly basis by the last dispatched generating unit. Physical generation of energy is determined by the National Dispatch Center regardless of contractual arrangements.
Panama's current total installed capacity is 3,849 MW, composed of hydroelectric (46%), thermal (37%), wind (7%), and solar (10%) generation.
Development Strategy — Given our LNG facility’s excess capacity in Panama, the company is developing natural gas supply solutions for third parties such as power generators and industrial and commercial customers. This strategy will support a growing demand for natural gas in the region and will contribute to AES' mission by reducing CO2 emissions as a result of using LNG.
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
Mesa La Paz is a 306 MW wind project developed under a joint venture with Grupo Bal, located in Llera, Tamaulipas. Mesa La Paz sells 82% of its power under long-term PPAs expiring up to 2045.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•fully contracting the companies, providing additional benefits from improved operational performance, including performance incentives and/or excess energy sales;
•changes in the methodology to calculate spot energy prices or Locational Marginal Prices, which impacts the excess energy sales to the CFE (see Regulatory Framework and Market Structure below) in (i) TEG and TEP under self-supply scheme, and (ii) Mesa La Paz under the New Market Rules; and
•improved operational performance and plant availability.
Regulatory Framework and Market Structure — Mexico´s main electrical system is called the National Interconnected System ("SIN"), which geographically covers an area from Puerto Peñasco, Sonora to Cozumel, Quintana Roo. Mexico also has three isolated electrical systems: (1) the Baja California Interconnected System, which is interconnected with the WECC; (2) the Baja California Sur Interconnected System; and (3) the Mulegé Interconnected System, a very small electrical system. All three are isolated from the SIN and from each other. The Mexican power industry comprises the activities of generation, transmission, distribution, and commercialization segments, considering transmission and distribution to be exclusive state services.

39 | 2021 Annual Report

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
•The Electricity Federal Commission ("CFE") owns the transmission and distribution grids and is also the country's basic supplier. CFE is the offtaker for IPP generators, and together with its own power units has more than 50% of the current generation market share.
Mexico has an installed capacity totaling 89 GW with a generation mix composed of thermal (63%), hydroelectric (14%), wind (9%), solar (8%), and other fuel sources (6%).
Development Strategy — AES has partnered with Grupo Bal in a joint venture to co-invest in power and related infrastructure projects in Mexico, focusing on renewable and natural gas generation.

40 | 2021 Annual Report

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

41 | 2021 Annual Report

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

42 | 2021 Annual Report

The following map illustrates the location of our Eurasia facilities:
Eurasia Businesses

Netherlands ES
Maritza; St. Nikola
Delhi ES
Amman East; AM Solar; IPP4
Mong Duong 2

Vietnam
Business Description — Mong Duong 2 is a 1,242 MW gross coal-fired plant located in the Quang Ninh Province of Vietnam and was constructed under a BOT service concession agreement expiring in 2040. This is the first coal-fired BOT plant using pulverized coal-fired boiler technology in Vietnam. The BOT company has a PPA with EVN and a Coal Supply Agreement with Vinacomin, both expiring in 2040.
On December 31, 2020, AES executed an agreement to sell its entire 51% interest in the Mong Duong 2 plant. The sale is expected to close in in early 2023, subject to customary approval from the Government of Vietnam.
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
The Vietnam power market is divided into three regions (North, Central, and South), with total installed capacity of approximately 75 GW. The fuel mix in Vietnam is composed primarily of coal (32%), hydropower (29%) and renewables, including solar and wind (27%). EVN, the national utility, owns 39% of installed generation capacity.
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

43 | 2021 Annual Report

plants will not directly participate in the power market; alternatively, a single buyer will bid the tariff on the power pool on their behalf.
Development Strategy — In Vietnam, we continue to advance the development of our Son My LNG terminal project, which has a design capacity of up to 9.6 million metric tonnes per annum, and the Son My 2 CCGT project, which has a capacity of about 2,250 MW. In October 2019, we received formal approval as a government-mandated investor in the Son My LNG terminal project in partnership with PetroVietnam Gas and in September 2021, we signed the joint venture agreement with PetroVietnam Gas. In September 2019, we received formal approval as the government-mandated investor with 100% equity ownership in the Son My 2 CCGT project and executed a statutory memorandum of understanding with Vietnam’s Ministry of Industry and Trade in November 2019 to continue developing the Son My 2 CCGT project under Vietnam’s Build-Operate-Transfer legal framework. The Son My 2 CCGT project will utilize the Son My LNG terminal project and be its anchor customer.
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
Environmental Regulation — In 2017, new EU environmental standards were enacted that regulate emissions from the combustion of solid fuels for large combustion plants, known as the Best Available Techniques Reference Document for Large Combustion Plants, which applies to AES Maritza. AES Maritza was granted a derogation with respect to some requirements of these standards. Formal decision for the preliminary execution of that derogation was made by the Bulgarian environmental authorities in February 2021 and is in full force and effect.

44 | 2021 Annual Report

In July 2020, the EU approved the Next Generation EU ("NGEU") recovery instrument, which aims at mitigating the economic and social impact of the COVID-19 pandemic and making European economies and societies more sustainable. The main funding component of NGEU is the EU’s Recovery and Resilience Facility ("RRF"). In October 2021, Bulgaria submitted its Recovery and Resilience Plan ("RRP") to the European Commission to describe the reforms and investments which Bulgaria wishes to make with the support of the RRF. In its RRP, Bulgaria proposes a coal phase-out plan aiming at retiring coal-fired power plants by 2038. Such coal phase-out plan is subject to negotiation with the European Commission, and subsequent approval by the Bulgarian Parliament.
To date, there are no EU or Bulgarian regulations that limit the ability of AES Maritza to operate.
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
On November 10, 2020, AES executed a sale and purchase agreement to sell approximately 26% effective ownership interest in both the Amman East and IPP4 plants. The sale is expected to close in the first half of 2022 subject to customary approvals, including lender consents.
Regulatory Framework and Market Structure — The Jordan electricity transmission market is a single-buyer model with the state-owned National Electric Power Company ("NEPCO") responsible for transmission. NEPCO generally enters into long-term PPAs with IPPs to fulfill energy procurement requests from distribution utilities. The sector is prioritizing renewable energy development, with 2,400 MW of renewable energy installed capacity expected by the end of 2021, 2,063 MW of which is already connected to the grid.
India
Development Strategy — India is a high-growth market for renewables and battery energy storage. AES is supplying Maverick, a 5B technology, to solar developers and C&I customers for their solar projects in India. Maverick is a foldable, modular, rapidly deployable solar solution that can save land and manpower, and is competitive in the solar market. AES plans to work with a local partner to assemble this product in India and scale up production for the local market in support of the decarbonization mission of India.
AES owns and operates a 10 MW BESS unit in Delhi city, located inside a substation of Tata Power Delhi Distribution Limited ("TPDDL"). The BESS is integrated with the TPDDL distribution system and provides frequency regulation and peak shifting services.

45 | 2021 Annual Report

Other Investments | EQUITY AFFILIATES AND INVESTMENTS REPORTED AS PART OF CORPORATE AND OTHER

aes

Investing in innovative technologies

Key investments:

FLUENCE
A Siemens and AES Company

uplight™

5B

Fluence Energy Storage To-Date

4,250 MW
1,033
3,217
Awarded MW
Delivered MW

Key events in 2021

- Fluence completed its Initial Public Offering (IPO)
- Fluence delivered or was awarded 1 GW energy storage in 2021
- Contributed additional investment to Uplight

Strategic outlook

- Fluence renewables backlog of more than 3.2 GW
- Growth in Uplight customer base
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
Fluence
Business Description — Fluence, created in 2018 as a joint venture by AES and Siemens, is a global energy storage technology and services company aligned with the AES strategy of becoming less carbon intensive. Fluence represents the combination of two global leaders in utility-scale, battery-based energy storage, bringing together the AES Advancion and Siemens Siestorage platforms, the capabilities and expertise of the two partners, and the global sales presence of Siemens.
In July 2021, the QIA invested $125 million in Fluence, as a result of which the ownership interest of AES and Siemens were each reduced to 43.2%. On November 1, 2021, Fluence Energy, Inc. completed its IPO, generating proceeds of approximately $936 million, after expenses, and is listed on NASDAQ under the symbol "FLNC". AES owns Class B-1 common stock, entitling AES to five votes per share held, and continues to hold its economic interest in the operating subsidiary of Fluence Energy, Inc. Upon the IPO, AES' economic interest was reduced from 43.2% to 34.2%. The Company continues to account for Fluence as an equity method investment.
Key Financial Drivers — Fluence's financial results are driven by the growth in its product revenue and an efficient cost structure that is expected to benefit from increased scale. Fluence’s pipeline of potential projects is global, with nearly half of the pipeline being located outside the U.S.

46 | 2021 Annual Report

Regulatory Framework and Market Structure — The grid-connected energy storage sector is expanding rapidly. By incorporating energy storage across the electric power network, utilities and communities around the world will optimize their infrastructure investments, increase network flexibility and resiliency, and accelerate cost-effective integration of renewable electricity generation. According to the BloombergNEF Global Energy Storage Outlook published in November 2021, global annual energy storage capacity installations, excluding residential, grew from 0.6 GW a year in 2015 to 4.2 GW a year in 2020 and are expected to grow to 52.2 GW a year by 2030. Additional growth opportunities exist in the provision of operational and maintenance services associated with energy storage products, as well as the provision of digital applications and solutions to improve performance and economic output. Fluence is positioned to be a leading participant in this growth, with 1 GW of energy storage assets deployed and 3.2 GW of contracted backlog, with a gross global pipeline of 13.9 GW as of December 31, 2021.
Uplight
Business Description — The Company holds an equity interest in Uplight as part of its digitization and growth strategy. Uplight offers a comprehensive digital platform for utility customer engagement. Uplight provides software and services to approximately 70 of the world’s leading electric and gas utilities, principally in the U.S., with the mission of motivating and enabling energy users and providers to transition to a clean energy ecosystem. Uplight's solutions form a unified, end-to-end customer energy experience system that delivers innovative energy efficiency, demand response, and clean energy solutions quickly. Utility and energy company leaders rely on Uplight and its customer-focused digital energy experiences to improve customer satisfaction, reduce service costs, increase revenue, and reduce carbon emissions.
In 2021, the Company invested a further $60 million in Uplight. However, due to investments in Uplight by other investors, AES' ownership interest decreased from 32.3% to 29.4%. As the Company does not control Uplight after the additional investment, it continues to be accounted for as an equity method investment and is reported as part of Corporate and Other.
Key Financial Drivers — Uplight's financial results are driven by the rate of growth of new customers and the extension of additional services to existing customers. Revenue growth primarily drives its financial results, given the relative significance of fixed operating costs.
Development Strategy — AES' collaboration with Uplight is designed to create value for Uplight, AES, and their respective customers. AES Indiana and AES Ohio have implemented Uplight's consumer engagement solutions in support of energy efficiency and demand response programs, as well as piloted new solutions with Uplight. AES and Uplight are now working together to develop mobile-enabled engagement, e-mobility, and advanced consumer and industrial offerings, with plans for future deployment of the Uplight platform in Latin America and continued innovative product development.
5B
Business Description — The Company made a strategic investment in 5B, a solar technology innovator with the mission to accelerate the transformation of the world to a clean energy future. 5B's technology design enables solar projects to be installed up to three times faster, while allowing for up to two times more energy within the same footprint and can sustain higher wind speeds than traditional solar plants.
Key Financial Drivers — 5B is a cost method investment and AES will record income only when it receives dividends from 5B. 5B is at the beginning of its growth and is expanding its ecosystem for global reach.
Development Strategy — In addition to a large global market for third party projects, we believe there is an addressable market of nearly 5 GW across our development pipeline. 5B achieved sales orders of 53 MW in 2021. AES expects to utilize this technology in conjunction with ongoing automation and digital initiatives to speed up delivery time and lower costs. 5B technology has been deployed at a 2 MW AES project in Panama, has technology on-site for installation in Chile, and is expected to be deployed across numerous markets in the AES portfolio.
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

47 | 2021 Annual Report

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
United States Environmental and Land-Use Legislation and Regulations
In the United States, the CAA and various state laws and regulations regulate emissions of SO2, NOX, particulate matter, GHGs, mercury, and other hazardous air pollutants. Certain applicable rules are discussed in further detail below.
CSAPR — CSAPR addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment of, or interference with maintenance of, any NAAQS. The CSAPR required significant reductions in SO2 and NOX emissions from power plants in many states in which subsidiaries of the Company operate. The Company is required to comply with the CSAPR in several states, including Ohio, Indiana, and Maryland. The CSAPR is implemented in part through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the EPA. The Company complies with CSAPR through operation of existing controls and purchases of allowances on the open market, as needed.
On October 26, 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS ("CSAPR Update Rule"). The CSAPR Update Rule finds that NOX ozone season emissions in 22 states (including Indiana, Maryland, and Ohio) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and, accordingly, the EPA issued federal implementation plans that both updated existing CSAPR NOX ozone season emission budgets for electric generating units within these states and implemented these budgets through modifications to the CSAPR NOX ozone season allowance trading program. Implementation started in the 2017 ozone season (May-September 2017). Affected facilities began to receive fewer ozone season NOX allowances in 2017, resulting in the need to purchase additional allowances. Additionally, on September 13, 2019, the D.C. Circuit remanded a portion of the CSAPR Update Rule to the EPA. On October 30, 2020, the EPA issued a proposed rule addressing 21 states’ (including Maryland and Indiana) outstanding “good neighbor” obligations with respect of the

48 | 2021 Annual Report

2008 ozone NAAQS. On April 30, 2021, the EPA published a final rule to address the 2020 D.C. Circuit decision. The EPA is issuing new or amended federal implementation plans for 12 states, including Indiana, Maryland, Ohio, and Pennsylvania, with revised CSAPR NOx ozone season emission budgets for electric generating units within these states via a new CSAPR NOx Ozone Season Group 3 Trading Program. Implementation began during the 2021 ozone season (May-September 2021) with an effective date of June 29, 2021. AES Indiana facilities and AES Warrior Run in Maryland will receive fewer ozone season NOx allowances for future NOx ozone seasons beginning in 2021 and later, possibly resulting in the need to purchase additional allowances. In addition, subject sources in these states were required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances by deadlines in 2021. This requirement applies inclusive of assets and allowances that have since been sold and/or retired, including former AES assets in Ohio and Pennsylvania. While AES no longer operates electric generating units subject to the revised CSAPR Update Rule in Ohio or Pennsylvania, certain prior AES sources in these states were required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances and on July 14, 2021 the required allowances were recalled by the EPA, fulfilling this obligation. While the Company's additional CSAPR compliance costs to date have been immaterial, the future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time, but it could be material if certain facilities will need to purchase additional allowances based on reduced allocations.
New Source Review ("NSR") — The NSR requirements under the CAA impose certain requirements on major emission sources, such as electric generating stations, if changes are made to the sources that result in a significant increase in air emissions. Certain projects, including power plant modifications, are excluded from these NSR requirements if they meet the routine maintenance, repair, and replacement ("RMRR") exclusion of the CAA. There is ongoing uncertainty and significant litigation regarding which projects fall within the RMRR exclusion. Over the past several years, the EPA has filed suits against coal-fired power plant owners and issued NOVs to a number of power plant owners alleging NSR violations. See Item 3.—Legal Proceedings in this Form 10-K for more detail with respect to environmental litigation and regulatory action, including an NOV issued by the EPA against AES Indiana concerning NSR and prevention of significant deterioration issues under the CAA. If NSR requirements are imposed on any of the power plants owned by the Company's subsidiaries, the results could have a material adverse impact on the Company's business, financial condition, and results of operations.
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
The second phase of the Regional Haze Rule began in 2019. States were required to submit regional haze plans for this second implementation period in 2021 to demonstrate reasonable progress towards reducing visibility impairment in Class I areas. States may need to require additional emissions controls for visibility impairing pollutants, including on BART sources, during the second implementation period. We currently cannot predict the impact of this second implementation period, if any, on any of our Company’s U.S. subsidiaries. To date, none of the states in which we operate have submitted plans identifying potential impacts to Company facilities.
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
Based on the current and potential future ambient air standards, certain of the states in which the Company's subsidiaries operate have determined or will be required to determine whether certain areas within such states meet the NAAQS. Some of these states may be required to modify their SIPs to detail how the states will attain or maintain their attainment status. As part of this process, it is possible that the applicable state environmental

49 | 2021 Annual Report

regulatory agency or the EPA may require reductions of emissions from our generating stations to reach attainment status for ozone, fine particulate matter, NOX, or SO2. The compliance costs of the Company's U.S. subsidiaries could be material.
Mercury and Air Toxics Standard — In April 2012, the EPA’s rule to establish maximum achievable control technology standards for hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective and AES facilities implemented measures to comply, as applicable.
In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA and subsequently remanded MATS to the EPA without vacatur. On May 22, 2020, the EPA published a final finding that it is not “appropriate and necessary” to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units (EGUs) (reversing its prior 2016 finding), but that the EPA would not remove the source category from the CAA Section 112(c) list of source categories and would not change the MATS requirements. Several petitioners have filed for judicial review of the final finding and the D.C. Circuit, on February 16, 2021, granted the EPA's request that the rule be held in abeyance pending the EPA's review. On January 31, 2022, the EPA released a pre-publication proposed rule to revoke its May 2020 finding and reaffirm its 2016 finding that it is appropriate and necessary to regulate these emissions. Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.
Greenhouse Gas Emissions — In January 2011, the EPA began regulating GHG emissions from certain stationary sources, including a pre-construction permitting program for certain new construction or major modifications, known as the Prevention of Significant Deterioration ("PSD"). If future modifications to our U.S.-based businesses' sources become subject to PSD for other pollutants, it may trigger GHG BACT requirements and the cost of compliance with such requirements may be material.
On October 23, 2015, the EPA's rule establishing NSPS for new electric generating units became effective, establishing CO2 emissions standards for newly constructed coal-fueled electric generating plants, which reflects the partial capture and storage of CO2 emissions from the plants. The EPA also promulgated NSPS applicable to modified and reconstructed electric generating units, which will serve as a floor for future BACT determinations for such units. The NSPS could have an impact on the Company's plans to construct and/or modify or reconstruct electric generating units in some locations. On December 20, 2018, the EPA published proposed revisions to the final NSPS for new, modified, and reconstructed coal-fired electric utility steam generating units proposing that the best system of emissions reduction for these units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and sub-critical steam conditions for smaller units, and not partial carbon capture and sequestration, as was finalized in the 2015 final NSPS. The EPA did not include revisions for natural-gas combined cycle or simple cycle units in the December 20, 2018 proposal. In January 2021, the EPA issued a final rule determining when standards are appropriate for GHG emissions from stationary source categories for new source but did not take final action on the 2018 proposal to revise the 2015 final NSPS. On April 5, 2021, the D.C. Circuit vacated and remanded the final January 2021 final rule. Challenges to the GHG NSPS are being held in abeyance at this time.
On August 31, 2018, the EPA published in the Federal Register proposed Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units, known as the Affordable Clean Energy (ACE) Rule. On July 8, 2019, the EPA published the final ACE Rule along with associated revisions to implementing regulations. The final ACE Rule established CO2 emission rules for existing power plants under CAA Section 111(d) and replaced the EPA's 2015 Clean Power Plan Rule (CPP). In accordance with the ACE Rule, the EPA determined that heat rate improvement measures are the best system of emissions reductions for existing coal-fired electric generating units. The final rule requires states, including Indiana and Maryland, develop a State Plan to establish CO2 emission limits for designated facilities, including AES Indiana Petersburg's and AES Warrior Run's coal-fired electric generating units. States have three years to develop their plans under the rule. On February 19, 2020, Indiana published a First Notice for the Indiana ACE Rule indicating that IDEM intends to determine the best system of emissions reductions and CO2 standards for affected units. Impacts remain largely uncertain because Indiana's State Plan has not yet been developed. On January 19, 2021, the D.C. Circuit vacated and remanded to the EPA the ACE Rule, although the parties had an opportunity to request a rehearing at the D.C. Circuit or seek a review of the decision by the U.S. Supreme Court. On March 5, 2021, the D.C. Circuit issued the partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP will not take effect while the EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating

50 | 2021 Annual Report

units. On October 29, 2021, the U.S. Supreme Court granted petitions to review the decision by the D.C. Circuit to vacate the ACE Rule. The impact of the results of such litigation and potential future greenhouse gas emissions regulations remains uncertain, but it could be material.
On November 4, 2020, the U.S. withdrawal from the Paris Agreement became effective. However, on January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement effective February 19, 2021. In addition, in November 2021, the international community gathered in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change ("COP26"), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. As such, there is some uncertainty with respect to the impact of GHG rules on AES Indiana. The GHG BACT requirements will not apply at least until we construct a new major source or make a major modification of an existing major source, and the NSPS will not require us to comply with an emissions standard until we construct a new electric generating unit. We do not have any planned major modifications of an existing source or plans to construct a new major source at this time which are expected to be subject to these regulations. Furthermore, the EPA, states, and other utilities are still evaluating potential impacts of the GHG regulations in our industry. In light of these uncertainties, we cannot predict the impact of the EPA’s current and future GHG regulations on our consolidated results of operations, cash flows, and financial condition.
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
The Company’s California subsidiaries have signed 20-year term PPAs with Southern California Edison for the new generating capacity, which have been approved by the California Public Utilities Commission. Construction of new generating capacity began in June 2017 at AES Huntington Beach and July 2017 at AES Alamitos. The new air-cooled combined cycle gas turbine generators and battery energy storage systems were constructed at the AES Alamitos and AES Huntington Beach generating stations. The new air-cooled combined cycle gas turbine generators at the AES Alamitos and AES Huntington Beach generating stations began commercial operation in early 2020 and there is currently no plan to replace the OTC generating units at the AES Redondo Beach generating station following the retirement. Certain OTC units were required to be retired in 2019 to provide interconnection capacity and/or emissions credits prior to startup of the new generating units, and the remaining AES OTC generating units in California will be shutdown and permanently retired by the OTC Policy compliance dates for these units. The SWRCB OTC Policy required the shutdown and permanent retirement of all remaining OTC generating units at AES Alamitos, AES Huntington Beach, and AES Redondo Beach by December 31, 2020. The initial amendment extended the deadline for shutdown and retirement of AES Alamitos and AES Huntington Beach’s remaining OTC generating units to December 31, 2023 and extended the deadline for shutdown and

51 | 2021 Annual Report

retirement of AES Redondo Beach’s remaining OTC generating units to December 31, 2021 (the “AES Redondo Beach Extension”). In October 2020, the cities of Redondo Beach and Hermosa Beach filed a state court lawsuit challenging the AES Redondo Beach Extension. AES opposed the action and the court granted an order dismissing the matter. Plaintiffs have initiated an additional challenge to the permit, and the outcome of that lawsuit is unclear. On March 16, 2021 the SACCWIS released their draft 2021 report to SWRCB. The report summarizes the State of California’s current electrical grid reliability needs and recommended a two-year extension to the compliance schedule for AES Redondo Beach to address system-wide grid reliability needs. The SWRCB public hearing regarding the final decision on the amendment of the OTC policy was held on October 19, 2021 and the Board voted in favor of extending the compliance date for AES Redondo Beach to December 31, 2023. The AES Redondo Beach NPDES permit has been administratively extended.
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
Water Discharges — In June 2015, the EPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." (WOTUS) rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the agencies, on April 21, 2020, issued the final “Navigable Waters Protection” (NWP) rule which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the NWP Rule. This vacatur of the NWP Rule applies nationwide. As such, the agencies are interpreting waters of the U.S. consistent with the pre-2015 regulatory regime until further notice. On December 7, 2021, the agencies published a proposed rule to define the scope of waters regulated under the CWA. The proposed rule would restore regulations defining WOTUS that were in place prior to 2015, with updates to be consistent with relevant Supreme Court decisions. A second rulemaking process is planned to further build upon this proposed rule. On January 24, 2022, the U.S. Supreme Court granted certiorari on a wetlands case (Sackett v. EPA) on the limited question of: “Whether the Ninth Circuit set forth the proper test for determining whether wetlands are ‘waters of the United States’ under the Clean Water Act.” The Ninth Circuit employed Justice Kennedy’s “significant nexus” test from the 2006 Rapanos v. United States decision; the plurality opinion in Rapanos required a water body to have a "continuous surface connection" with a water of the United States in order to be considered a wetland covered by the CWA. In Sackett v. EPA, the Court may finally provide clarity on which test from the 2006 Rapanos decision controls. It is too early to determine whether the newly promulgated NWP rule or any outcome of litigation may have a material impact on our business, financial condition, or results of operations.
On November 3, 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas desulfurization wastewater. AES Indiana Petersburg has installed a dry bottom ash handling system in response to the CCR rule and wastewater treatment systems in response to the NPDES permits in advance of the ELG compliance date. Other U.S. businesses already include dry handling of fly ash and bottom ash and do not generate flue gas desulfurization wastewater. However, it is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.
On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a CWA permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source, such as groundwater. The Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. A number of legal cases relevant to determination of "functional equivalent" are ongoing in various jurisdictions. It is too early to determine whether the Supreme Court decision or the result of litigation to "functional equivalent" may have a material impact on our business, financial condition, or results of operations.

52 | 2021 Annual Report

Selenium Rule — In June 2016, the EPA published the final national chronic aquatic life criterion for the pollutant selenium in fresh water. NPDES permits may be updated to include selenium water quality-based effluent limits based on a site-specific evaluation process, which includes determining if there is a reasonable potential to exceed the revised final selenium water quality standards for the specific receiving water body utilizing actual and/or project discharge information for the generating facilities. As a result, it is not yet possible to predict the total impacts of this final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material. AES Indiana would seek recovery of these capital expenditures; however, there is no guarantee it would be successful in this regard.
Waste Management — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements, and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act ("WIN Act") was signed into law. This includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. If this rule is finalized before Indiana or Puerto Rico establishes a state-level CCR permit program, AES CCR units in those locations could eventually be required to apply for a federal CCR permit from the EPA. The EPA has indicated that it will implement a phased approach to amending the CCR Rule, which is ongoing. On August 28, 2020, the EPA published final amendments to the CCR Rule titled "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if the EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to the EPA by November 30, 2020. On January 25, 2022, the EPA released proposed determinations regarding nine CCR Part A Rule demonstrations. On the same day, the EPA issued four compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.
The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data, or the outcome of CCR-related litigation could have a material impact on our business, financial condition, and results of operations. AES Indiana would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard.
On January 2, 2020, Puerto Rico Senate Bill 1221 was signed by the Puerto Rico Governor into law and became effective as Act 5-2020. Act 5-2020 prohibits the disposal and unencapsulated beneficial use of CCR and places restrictions on storage of CCR in Puerto Rico. Puerto Rico Department of Natural and Environmental Resources developed implementation regulations which became effective on June 10, 2021. Prior to Act 5-2020's approval, the Company had put in place arrangements to dispose or beneficially use its coal ash and combustion residual outside of Puerto Rico. It is too early to determine whether this might have a material impact on our business, financial condition, and results of operations.
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

53 | 2021 Annual Report

Customers
We sell to a wide variety of customers. No individual customer accounted for 10% or more of our 2021 total revenue. In our generation business, we own and/or operate power plants to generate and sell power to wholesale customers such as utilities and other intermediaries. Our utilities sell to end-user customers in the residential, commercial, industrial, and governmental sectors in a defined service area.
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
As of December 31, 2021, the Company and its subsidiaries had approximately 8,450 full time/permanent employees. The following chart lists our full time/permanent employees by SBU:

As of December 31, 2021, approximately 35% of our U.S. employees were subject to collective bargaining agreements. Collective bargaining agreements between us and these labor unions expire at various dates ranging from 2023 to 2024. In addition, certain employees in non-U.S. locations were subject to collective bargaining agreements, representing approximately 60% of the non-U.S. workforce. Management believes that the Company's employee relations are favorable.
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
AES has established a Safety Management System (“SMS”) Global Safety Standard that applies to all AES employees, as well as contractors working in AES facilities and construction projects. The SMS requires continuous safety performance monitoring, risk assessment, and performance of periodic integrated environmental, health, and safety audits. The SMS provides a consistent framework for all AES operational businesses and construction projects to set expectations for risk identification and reduction, measure performance, and drive continuous improvements. The SMS standard is consistent with the OHSAS 18001/ISO 45001 standard, and during 2020 approximately 42% of our locations have elected to formally certify their SMS to the OHSAS 18001/ISO 45001 international standard. AES calculates lost time incident (“LTI”) rates for our employees and contractors based on OSHA standards, based on 200,000 labor hours, which equates to 100 workers who work 40 hours per week and 50 weeks per year. In 2021, there was a 11% decrease in LTI cases. In 2021, AES’ LTI Rate was 0.075 for AES

54 | 2021 Annual Report

People, 0.107 for operational contractors, and 0.028 for construction contractors. In 2021, the Company had no work-related fatalities.
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
Executive Officers
The following individuals are our executive officers:
Stephen Coughlin, 50 years old, has served as Executive Vice President and Chief Financial Officer since October 2021. Prior to assuming his current position, he led AES' Corporate Strategy and Financial Planning teams, and served as the Chair of the Company's Investment Committee. Prior to that role, he served as the Chief Executive Officer of Fluence. Mr. Coughlin is a member of the boards of AES U.S. Investments, Inc. and IPALCO. Mr. Coughlin received a bachelor's degree in commerce and finance from the University of Virginia and a Master of Business Administration degree from the University of California at Berkeley.
Bernerd Da Santos, 58 years old, has served as Executive Vice President and Chief Operating Officer since December 2017. Previously, Mr. Da Santos held several positions at AES, including Chief Operating Officer and Senior Vice President from 2014 to 2017, Chief Financial Officer, Global Finance Operations from 2012 to 2014, Chief Financial Officer of Global Utilities from 2011 to 2012, Chief Financial Officer of Latin America and Africa from 2009 to 2011, Chief Financial Officer of Latin America from 2007 to 2009, Managing Director of Finance for Latin America from 2005 to 2007, and VP and Controller of La Electricidad de Caracas ("EDC") (Venezuela). Prior to joining AES in 2000, Mr. Da Santos held a number of financial leadership positions at EDC. Mr. Da Santos is a member of the boards of AES Brasil Energia S.A., AES Mong Duong Power Co. Ltd., AES Andes S.A., IPALCO, and AES Renewable Holdings, LLC. Mr. Da Santos holds a bachelor's degree with Cum Laude distinction in Business Administration and Public Administration from Universidad José Maria Vargas, a bachelor's degree with Cum Laude distinction in Business Management and Finance, and an MBA with Cum Laude distinction from Universidad José Maria Vargas.

55 | 2021 Annual Report

Paul L. Freedman, 51 years old, has served as Executive Vice President, General Counsel and Corporate Secretary since February 2021. Prior to assuming his current position, Mr. Freedman was Senior Vice President and General Counsel from February 2018, Corporate Secretary from October 2018, Chief of Staff to the Chief Executive Officer from April 2016 to February 2018, Assistant General Counsel from 2014 to 2016, and from 2007 to 2014 he held a variety of other positions in the AES legal group. Mr. Freedman is a member of the Boards of, AES U.S. Investments, Inc., IPALCO, AES Ohio, Business Council for International Understanding, and the Coalition for Integrity. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center.
Andrés R. Gluski, 64 years old, has been President, Chief Executive Officer and a member of our Board of Directors since September 2011 and is a member of the Innovation and Technology Committee. Under his leadership, AES has become a world leader in implementing clean technologies, including energy storage and renewable power. AES has received numerous awards and distinctions, such as inclusion in Forbes’ list of Top 50 Green Growth Companies and Newsweek’s list of America’s Most Responsible Companies. In 2021, AES achieved the highest score in the utilities sector on the Wall Street Journal’s list of Top 250 Best Managed Companies. Prior to assuming his current position, Mr. Gluski served as Executive Vice President and Chief Operating Officer of the Company from 2007 to 2011. Prior to that role, he served in a number of senior roles at AES, including as Regional President of Latin America and was Senior Vice President for the Caribbean and Central America. Prior to joining AES in 2000, Mr. Gluski held a variety of roles in the public and private sectors, including with the International Monetary Fund. He is a member of the Board of Waste Management and serves as Chairman of the Americas Society/Council of the Americas. Mr. Gluski is a magna cum laude graduate of Wake Forest University and holds an M.A. and a Ph.D. in Economics from the University of Virginia.
Tish Mendoza, 46 years old, has served as Executive Vice President and Chief Human Resources Officer since February 2021. Prior to assuming her current position, Ms. Mendoza was Senior Vice President, Global Human Resources and Internal Communications and Chief Human Resources Officer from 2012, Vice President of Human Resources, Global Utilities from 2011 to 2012, Vice President of Global Compensation, Benefits and HRIS, including Executive Compensation, from 2008 to 2011, and acted in the same capacity as the Director of the function from 2006 to 2008. Ms. Mendoza is a member of the boards of AES Chivor and AES Ohio and sits on AES' compensation and benefits committees. Prior to joining AES, Ms. Mendoza was Vice President of Human Resources for a product company in the Treasury Services division of JP Morgan Chase and Vice President of Human Resources and Compensation and Benefits at Vastera, Inc, a former technology and managed services company. Ms. Mendoza earned certificates in Leadership and Human Resource Management, and a bachelor's degree in Business Administration and Human Resources.
Julian Nebreda, 55 years old, has served as President of U.S. and Global Business Lines since January 2022. Prior to assuming his current position, Mr. Nebreda served as Senior Vice President and President of the South America SBU from October 2018 to January 2022, the President of the AES Brazil SBU from April 2016 to October 2018, and President of the Europe SBU from June 2009 to April 2016. Prior to June 2009, Mr. Nebreda held several senior positions, such as Vice President for Central America and Caribbean, Chief Executive Officer of EDC and President of AES Dominicana, in Santo Domingo, Dominican Republic. Mr. Nebreda serves as Chairman of the Board of AES Andes S.A. and AES Tiete. Mr. Nebreda is a member of the boards of AES Andes, AES Brazil, Inc., AES Clean Energy Development, Uplight, and Fluence. Before joining AES, Mr. Nebreda has held positions in the public and private sectors, namely he served as Counsellor to the Executive Director from Panama and Venezuela at the Inter-American Development Bank. Mr. Nebreda earned a law degree from Universidad Católica Andrés Bello in Caracas, Venezuela. He also earned a Master of Laws in Common Law with a Fulbright Fellowship and a Master of Laws in Securities and Financial Regulations, both from Georgetown University.
Juan Ignacio Rubiolo, 45 years old, has served as President of International Businesses since January 2022. Prior to assuming his current position, Mr. Rubiolo served as Senior Vice President and President of the MCAC SBU from March 2018 to January 2022, as the Chief Executive Officer of AES Mexico from 2014 to March 2018, and as a Vice President on the Commercial team of the MCAC SBU from 2013 to 2014. Mr. Rubiolo joined AES in 2001 and has worked in AES businesses in the Philippines, Argentina, Mexico, Panama, and the Dominican Republic. Mr. Rubiolo serves on the boards of AES Andes and AES Andres. Mr. Rubiolo has a Science Degree in Business from the Universidad Austral of Argentina, a Master of Project Management from the Quebec University in Canada and has completed the executive business and leadership program at the University of Virginia.

56 | 2021 Annual Report

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
Our CEO provided a certification pursuant to Section 303A of the New York Stock Exchange Listed Company Manual on May 12, 2021.
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
ITEM 1A. RISK FACTORS
You should consider carefully the following risks, along with the other information contained in or incorporated by reference in this Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations. We routinely encounter and address risks, some of which may cause our future results to be materially different than we presently anticipate. The categories of risk we have identified in Item 1A.—Risk Factors include risks associated with our operations, governmental regulation and laws, our indebtedness and financial condition. These risk factors should be read in conjunction with Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. If any of the following events actually occur, our business, financial results and financial condition could be materially adversely affected.
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

57 | 2021 Annual Report

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
In addition, a portion of our generation facilities were constructed many years ago and may require significant capital expenditures for maintenance. The equipment at our plants requires periodic upgrading, improvement or repair and replacement equipment or parts may be difficult to obtain in circumstances where we rely on a single supplier or a small number of suppliers. The inability to obtain replacement equipment or parts, due to disruption of the supply chain or other factors, may impact the ability of our plants to perform. Breakdown or failure of one of our operating facilities may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of a power purchase or other agreement or incurrence of a liability for liquidated damages and/or other penalties.
Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks, such as earthquakes, floods, lightning, hurricanes and wind, hazards, such as fire, explosion, collapse and machinery failure, are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error or actions of third parties or other external events. The control and management of these risks depend upon adequate development and training of personnel and on operational procedures, preventative maintenance plans, and specific programs supported by quality control systems, which may not prevent the occurrence and impact of these risks.
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
A significant amount of our revenue is generated in developing countries and we intend to expand our business in certain developing countries in which AES or its customers have an existing presence. International operations, particularly in developing countries, entail significant risks and uncertainties, including:
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

58 | 2021 Annual Report

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
Wholesale power prices may experience significant volatility in our markets which could impact our operations and opportunities for future growth.
The wholesale prices offered for electricity have been volatile in the markets in which we operate due to a variety of factors, including the increased penetration of renewable generation resources, low-priced natural gas and demand side management. The levelized cost of electricity from new solar and wind generation sources has decreased substantially in recent years as solar panel costs and wind turbine costs have declined, while wind and solar capacity factors have increased. These renewable resources have no fuel costs and very low operational costs, while only operating during certain periods of time (daylight) or weather conditions (higher winds). This, combined with changes in oil, gas, and coal pricing, has led to increasingly volatile electricity markets across our

59 | 2021 Annual Report

markets. Also, in many markets, new PPAs have been awarded for renewable generation at prices significantly lower than those awarded just a few years ago.
This trend of volatility in wholesale prices could continue and could have a material adverse impact on the financial performance of our existing generation assets to the extent they currently sell or buy power into the spot market to serve our contracts or will seek to sell power into the spot market once our contracts expire.
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
•delays or inability to access equipment or the availability of personnel to perform planned and unplanned maintenance or disruptions in supply chain, which can, in turn, lead to disruption in operations;
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

60 | 2021 Annual Report

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
Power generation, distribution and transmission involves hazardous activities. We may become exposed to significant liabilities for which we may not have adequate risk mitigation and/or insurance coverage. Furthermore, through AGIC, AES’ captive insurance company, we take certain insurance risk on our businesses. We maintain an amount of insurance protection that we believe is customary, but there can be no assurance it will be sufficient or effective in light of all circumstances, hazards or liabilities to which we may be subject. Our insurance does not cover every potential risk associated with our operations. Adequate coverage at reasonable rates is not always obtainable. In particular, the availability of insurance for coal-fired generation assets has decreased as certain insurers have opted to discontinue or limit offering insurance for such assets. Certain insurers have also withdrawn from insuring hydroelectric assets. We cannot provide assurance that insurance coverage will continue to be available in the amounts or on terms similar to our current policies. In addition, insurance may not fully cover the liability or the consequences of any business interruptions such as natural catastrophes, equipment failure or labor dispute. The occurrence of a significant adverse event not adequately covered by insurance could have a material adverse effect on our business, results or operations, financial condition, and prospects.
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

61 | 2021 Annual Report

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
Wind, solar, and energy storage projects are subject to substantial risks. Some of these business lines are dependent upon favorable regulatory incentives to support continued investment, and there is significant uncertainty about the extent to which such favorable regulatory incentives will be available in the future. In particular, in the U.S., AES’ renewable energy generation growth strategy depends in part on federal, state and local government policies and incentives that support the development, financing, ownership and operation of renewable energy generation projects, including investment tax credits, production tax credits, accelerated depreciation, renewable portfolio standards, feed-in-tariffs and similar programs, renewable energy credit mechanisms, and tax exemptions. If these policies and incentives are changed or eliminated, or AES is unable to use them, there could be a material adverse impact on AES’ U.S. renewable growth opportunities, including fewer future PPAs or lower prices in future PPAs, decreased revenues, reduced economic returns on certain project company investments, increased financing costs, and/or difficulty obtaining financing.
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
Our acquisitions may not perform as expected.
Acquisitions have been a significant part of our growth strategy historically and more recently as we grow our renewables business. Although acquired businesses may have significant operating histories, we may have limited or no history of owning and operating certain of these businesses, and possibly limited or no experience operating in the country or region where these businesses are located. We also may encounter challenges in integrating and realizing the expected benefits of these acquisitions as well as integration or other one-time costs that are greater than expected. Such businesses may not generate sufficient cash flow to support the indebtedness incurred to acquire them or the capital expenditures needed to develop them; and the rate of return from such businesses may not justify our investment of capital to acquire them. In addition, some of these businesses may have been government owned and some may be operated as part of a larger integrated utility prior to their acquisition. If we were to acquire any of these types of businesses, there can be no assurance that we will be successful in transitioning them to private ownership or that we will not incur unforeseen obligations or liabilities.
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

62 | 2021 Annual Report

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

63 | 2021 Annual Report

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

64 | 2021 Annual Report

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
We are in various stages of developing and constructing power plants and renewables projects. Certain of these projects have signed long-term contracts or made similar arrangements for the sale of electricity. Successful completion of the development of these projects depends upon overcoming substantial risks, including risks relating to siting, financing, engineering and construction, permitting, governmental approvals, commissioning delays, supply chain related disruptions to our access to materials, or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. In certain cases, our subsidiaries may enter into obligations in the development process even though they have not yet secured financing, PPAs, or other important elements for a successful project. For example, our subsidiaries may instruct contractors to begin the construction process or seek to procure equipment without having financing, a PPA or critical permits in place (or enter into a PPA, procurement agreement or other agreement without agreed financing). If the project does not proceed, our subsidiaries may retain certain liabilities. Furthermore, we may undertake significant development costs and subsequently not proceed with a particular project. We believe that capitalized costs for projects under development are recoverable; however, there can be no assurance that any individual project reach commercial operation. If development efforts are not successful, we may abandon certain projects, resulting in, writing off the costs incurred, expensing related capitalized development costs incurred and incurring additional losses associated with any related contingent liabilities.
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
Further, we have a significant equity method investment in Fluence. As a publicly listed company, Fluence is governed by its own Board of Directors, whose members have fiduciary duties to the Fluence shareholders. While we have certain rights to appoint representatives to the Fluence Board of Directors, the interests of the Fluence

65 | 2021 Annual Report
shareholders, as represented by the Fluence Board of Directors, may not align with our interests or the interests of our securityholders.
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

66 | 2021 Annual Report

Some of our subsidiaries participate in defined benefit pension plans and their net pension plan obligations may require additional significant contributions.
We have 32 defined benefit plans, five at U.S. subsidiaries and the remaining plans at foreign subsidiaries, which cover substantially all of the employees at these subsidiaries. Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be incorrect, resulting in a shortfall of pension plan assets compared to pension obligations under the pension plan. We periodically evaluate the value of the pension plan assets to ensure that they will be sufficient to fund the respective pension obligations. Downturns in the debt and/or equity markets, or the inaccuracy of any of our significant assumptions underlying the estimates of our subsidiaries' pension plan obligations, could result in a material increase in pension expense and future funding requirements. Our subsidiaries that participate in these plans are responsible for satisfying the funding requirements required by law in their respective jurisdictions for any shortfall of pension plan assets as compared to pension obligations under the pension plan, which may necessitate additional cash contributions to the pension plans that could adversely affect our and our subsidiaries' liquidity. See Item 7.—Management's Discussion and Analysis—Critical Accounting Policies and Estimates—Pension and Other Postretirement Plans and Note 15—Benefit Plans included in Item 8.—Financial Statements and Supplementary Data.
Impairment of goodwill or long-lived assets would negatively impact our consolidated results of operations and net worth.
As of December 31, 2021, the Company had approximately $1.2 billion of goodwill, which represented approximately 4% of our total assets. Goodwill is not amortized, but is evaluated for impairment at least annually, or more frequently if impairment indicators are present. We may be required to evaluate the potential impairment of goodwill outside of the required annual evaluation process if we experience situations, such as: deterioration in general economic conditions or our operating or regulatory environment; increased competitive environment; lower forecasted revenue; increase in fuel costs, particularly costs that we are unable to pass through to customers; increase in environmental compliance costs; negative or declining cash flows; loss of a key contract or customer, particularly when we are unable to replace it on equally favorable terms; developments in our strategy; divestiture of a significant component of our business; or adverse actions or assessments by a regulator. These types of events and the resulting analyses could result in goodwill impairment. Additionally, goodwill may be impaired if our acquisitions do not perform as expected. Long-lived assets are initially recorded at fair value, are amortized or depreciated over their estimated useful lives, and are evaluated for impairment only when impairment indicators, similar to those described above for goodwill, are present. Any impairment of goodwill or long-lived assets could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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

67 | 2021 Annual Report

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

68 | 2021 Annual Report

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

69 | 2021 Annual Report

Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses.
International, federal and various regional and state authorities regulate GHG emissions and have created financial incentives to reduce them. In 2021, the Company's subsidiaries operated businesses that had total CO2 emissions of approximately 47 million metric tonnes, approximately 16 million of which were emitted by our U.S. businesses (both figures are ownership adjusted). The Company uses CO2 emission estimation methodologies supported by "The Greenhouse Gas Protocol" reporting standard on GHG emissions. For existing power generation plants, CO2 emissions data are either obtained directly from plant continuous emission monitoring systems or calculated from actual fuel heat inputs and fuel type CO2 emission factors. The estimated annual CO2 emissions from fossil fuel-fired electric power generation facilities of the Company's subsidiaries that are in construction or development are approximately 4 million metric tonnes (ownership adjusted). This estimate is based on a number of projections and assumptions that may prove to be incorrect, such as the forecasted dispatch, anticipated plant efficiency, fuel type, CO2 emissions rates and our subsidiaries' achieving completion of such construction and development projects. While actual emissions may vary substantially; the projects under construction or development when completed will increase emissions of our portfolio and therefore could increase the risks associated with regulation of GHG emissions.
There currently is no U.S. federal legislation imposing mandatory GHG emission reductions (including for CO2) that affects our electric power generation facilities; however, in 2015, the EPA promulgated a rule establishing New Source Performance Standards for CO2 emissions for newly constructed and modified/reconstructed fossil-fueled electric utility steam generating units larger than 25 MW and in 2018 proposed revisions to the rule. In 2019, the EPA promulgated the Affordable Clean Energy (ACE) Rule which establishes heat rate improvement measures as the best system of emissions reductions for existing coal-fired electric generating units. On January 19, 2021, the D.C. Circuit vacated and remanded to EPA the ACE Rule although the parties have the opportunity to request a rehearing at the D.C. Circuit or seek a review of the decision by the U.S. Supreme Court. The impact of this decision and potential new or revised rules from the current Administration remains uncertain. In 2010, the EPA adopted regulations pertaining to GHG emissions that require new and existing sources of GHG emissions to potentially obtain new source review permits from the EPA prior to construction or modification. In 2016, the U.S. Supreme Court ruled that such permitting would only be required if such sources also must obtain a new source review permit for increases in other regulated pollutants. For further discussion of the regulation of GHG emissions, see Item 1.—Business—Environmental and Land-Use Regulations—U.S. Environmental and Land-Use Legislation and Regulations—Greenhouse Gas Emissions above. The Parties to the United Nations Framework Convention on Climate Change's Paris Agreement established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels. We anticipate that the Paris Agreement will continue the trend toward efforts to decarbonize the global economy and to further limit GHG emissions. The impact of GHG regulation on our operations will depend on a number of factors, including the degree and timing of GHG emissions reductions required under any such legislation or regulation, the cost of emissions reduction equipment and the price and availability of offsets, the extent to which market based compliance options are available, the extent to which our subsidiaries would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market and the impact of such legislation or regulation on the ability of our subsidiaries to recover costs incurred through rate increases or otherwise. The costs of compliance could be substantial.
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
Furthermore, according to the Intergovernmental Panel on Climate Change, physical risks from climate change could include, but are not limited to, increased runoff and earlier spring peak discharge in many glacier and snow-fed rivers, warming of lakes and rivers, an increase in sea level, and changes and variability in precipitation and in the intensity and frequency of extreme weather events. Physical impacts may have the potential to significantly affect our business and operations. For example, extreme weather events could result in increased downtime and operation and maintenance costs at our electric power transmission and distribution assets and facilities. Variations in weather conditions, primarily temperature and humidity, would also be expected to affect the energy needs of customers. A decrease in energy consumption could decrease our revenues. In addition, while revenues would be

70 | 2021 Annual Report

expected to increase if the energy consumption of customers increased, such increase could prompt the need for additional investment in generation capacity.
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
In the ordinary course of business, we collect and retain sensitive information, including personal identifiable information about customers, employees, customer energy usage and other information as well as information regarding business partners and other third parties, some of which may constitute confidential information. The theft, damage or improper disclosure of sensitive electronic data collected by us can subject us to penalties for violation of applicable privacy laws, subject us to claims from third parties, require compliance with notification and monitoring regulations, and harm our reputation. Although we maintain technical and organizational measures to protect personal identifiable information and other confidential information, breaches of, or disruptions to, our information technology systems could result in legal claims, liability or penalties under privacy laws or damage to operations or to the company's reputation, which could adversely affect our business.
We are also subject to various data privacy and security laws and regulations globally, as well as contractual requirements, as a result of having access to and processing confidential and personal identifiable information in the course of business. If we are unable to comply with applicable laws and regulations or with our contractual commitments, as well as maintain reliable information technology systems and appropriate controls with respect to privacy and security requirements, we may suffer regulatory consequences that could be costly or otherwise adversely affect our business. In addition, any actual or perceived failure on the part of one of our equity affiliates could have a material adverse impact on our results of operations and prospects.
Tax legislation initiatives or challenges to our tax positions could adversely affect us.
We operate in the U.S. and various non-U.S. jurisdictions and are subject to the tax laws and regulations of the U.S. federal, state and local governments and of many non-U.S. jurisdictions. From time to time, legislative measures may be enacted that could adversely our overall tax positions regarding income or other taxes, our effective tax rate or tax payments. For example, in the third quarter of 2021, both the United States Senate and the United States House of Representatives passed $3.5 trillion budget resolutions as a first step to the budget reconciliation process that could include U.S. corporate and international tax reforms. As part of the reconciliation process, the House Ways and Means Committee marked up a version of the “Build Back Better Act”. The Build Back Better Act included U.S. corporate and international tax reform proposals that would increase the U.S. corporate income tax rate, modify the Global Intangible Low Taxed Income rules, create additional interest deduction limitations and provide clean energy incentives, among others. The Company believes it would benefit

71 | 2021 Annual Report

from the clean energy initiatives, though the tax implications may be unfavorable in the short term. As of the filing date, the Build Back Better Act had not been voted on in the United States Senate.
With respect to international tax reform, in the third quarter of 2021,132 member countries of the OECD “Inclusive Framework” group released a statement announcing a coordinated framework that would reallocate taxing rights over the profits of multinational corporations and establish a global minimum tax at a 15% rate. On December 20, 2021 the OECD released a set of Model Rules related to the so-called Pillar 2 global minimum tax known as the Global Anti-Base Erosion (GloBE). On December 22, 2021, the European Commission proposed a draft Directive establishing a global minimum level of taxation. The proposal, if approved by all 27 EU Member States, would require each Member State to transpose the Directive into their respective national laws by December 31, 2022 for the Income Inclusion Rule to come into effect as of January 1, 2023 and the Under Taxed Payments Rule to come into effect January 1, 2024. The Subject to Tax Rule was excluded from the draft Directive. These Rules, collectively, comprise the main facets of the GloBE. The potential impact to the Company is not known, but may be material. Implementation of the framework would require multilateral agreement and/or country specific legislative action, including in the U.S.
Risks Related to our Indebtedness and Financial Condition
We have a significant amount of debt.
As of December 31, 2021, we had approximately $19 billion of outstanding indebtedness on a consolidated basis. All outstanding borrowings under The AES Corporation's revolving credit facility are unsecured. Most of the debt of The AES Corporation's subsidiaries, however, is secured by substantially all of the assets of those subsidiaries. A substantial portion of cash flow from operations must be used to make payments on our debt. Furthermore, since a significant percentage of our assets are used to secure this debt, this reduces the amount of collateral available for future secured debt or credit support and reduces our flexibility in operating these secured assets. This level of indebtedness and related security could have other consequences, including:
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

72 | 2021 Annual Report

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
We attempt to finance our domestic and foreign projects through non-recourse debt or "non-recourse financing" that requires the loans to be repaid solely from the project's revenues and provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts and cash flow of that project subsidiary or affiliate. As of December 31, 2021, we had approximately $19 billion of outstanding indebtedness on a consolidated basis, of which approximately $3.8 billion was recourse debt of the Parent Company and approximately $14.8 billion was non-recourse debt. In some non-recourse financings, the Parent Company has explicitly agreed, in the form of guarantees, indemnities, letters of credit, letter of credit reimbursement agreements and agreements to pay, to undertake certain limited obligations and contingent liabilities, most of which will only be effective or will be terminated upon the occurrence of future events.
Certain of our subsidiaries are in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in our Consolidated Balance Sheets related to such defaults was $237 million as of December 31, 2021. While the lenders under our non-recourse financings generally do not have direct recourse to the Parent Company, such defaults under non-recourse financings can:
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

73 | 2021 Annual Report

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
ITEM 3. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of December 31, 2021.
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

74 | 2021 Annual Report

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
In October 2015, AES Indiana received a similar NOV alleging violations at Petersburg Station. In addition, in February 2016, AES Indiana received an NOV from the EPA alleging violations of NSR and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Station. On August 31, 2020, AES Indiana reached a settlement with the EPA, the DOJ and IDEM, resolving these purported violations of the CAA at Petersburg Station. The settlement agreement, in the form of a proposed judicial consent decree, was approved and entered by the U.S. District Court for the Southern District of Indiana on March 23, 2021, and includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than AES Indiana's current Title V air permit; payment of civil penalties totaling $1.5 million; a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.3 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If AES Indiana does not meet the retirement obligation, it must install a Selective Non-Catalytic Reduction System on Unit 4.
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

75 | 2021 Annual Report

time AES must present additional information and analysis on the pumps within the alleged wetlands and the onsite electrical vaults.
In January 2017, the Superintendencia del Medio Ambiente (“SMA”) issued a Formulation of Charges asserting that Alto Maipo is in violation of certain conditions of the Environmental Approval Resolution (“RCA”) governing the construction of Alto Maipo’s hydropower project, for, among other things, operating vehicles at unauthorized times and failing to mitigate the impact of water infiltration during tunnel construction (“Infiltration Water”). In February 2017, Alto Maipo submitted a compliance plan (“Compliance Plan”) to the SMA which, if approved by the agency, would resolve the matter without materially impacting construction of the project. In April 2018, the SMA approved the Compliance Plan (“April 2018 Approval”). Among other things, the Compliance Plan as approved by the SMA requires Alto Maipo to obtain from the Environmental Evaluation Service (“SEA”) a definitive interpretation of the RCA’s provisions concerning the authorized times to operate certain vehicles. A number of lawsuits have been filed in relation to the April 2018 Approval. These lawsuits were consolidated into one process in the Second Environmental Tribunal of Santiago ("Tribunal"). In October 2021, the Tribunal issued a ruling in favor of Alto Maipo and the SMA, upholding the validity of the Compliance Plan and dismissing all consolidated lawsuits. This ruling was appealed. The appeal is now in the Chilean Supreme Court, which is considering whether to accept the appeal. Further, in January 2022, Alto Maipo received the definitive interpretation of the RCA´s provisions concerning the authorized times to operate certain vehicles. Accordingly, Alto Maipo intends to request that the Compliance Plan be declared fulfilled and formally closed. If the Compliance Plan is ultimately declared to be fulfilled and closed, and if the above-referenced appeal is dismissed, the Formulation of Charges will be discharged without penalty. Otherwise, Alto Maipo could be subject to penalties, and the project could be negatively impacted. Alto Maipo will pursue its interests vigorously in these matters; however, there can be no assurances that it will be successful in its efforts.
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Also, Alto Maipo drew $73 million under letters of credit (“LC Funds”) in connection with its termination of CNM. Alto Maipo initiated arbitration against CNM to recover excess completion costs and other damages totaling at least $236 million (net of the LC Funds) relating to CNM’s breaches (“First Arbitration”). CNM denied liability and sought a declaration that its termination was wrongful, damages allegedly resulting from that termination, and other relief. CNM alleged that it was entitled to damages ranging from $70 million to $170 million (which included the LC Funds) plus interest and costs, based on various scenarios. Alto Maipo contested these submissions. The evidentiary hearing in the First Arbitration took place May 20-31, 2019, and closing arguments were heard June 9-10, 2020. Also, in August 2018, CNM purported to initiate a separate arbitration against AES Andes and the Company (“Second Arbitration”). In the Second Arbitration, CNM sought to pierce Alto Maipo’s corporate veil and appeared to seek an award holding AES Andes and the Company jointly and severally liable to pay any alleged net amounts that are found to be due to CNM in the First Arbitration or otherwise. The Second Arbitration was consolidated into the First Arbitration. In October 2021, the Tribunal issued a final and enforceable Partial Award in favor of Alto Maipo. The Tribunal held, among other things, that Alto Maipo properly terminated the relevant tunneling contract and that Alto Maipo’s draw of the LC Funds was proper. Also, the Tribunal determined that Alto Maipo was entitled to be paid additional damages of nearly $107 million (net after offsets) and that interest would accrue on the total amount of damages awarded until paid by CNM. The Tribunal also dismissed the Second Arbitration as moot. The Tribunal reserved for further proceedings, the issues of the interest to be paid by CNM and, as to all parties, the award of legal fees and costs. To date, CNM has not paid the damages awarded to Alto Maipo. Instead, CNM has made an application for an immaterial correction to the Partial Award. CNM has also filed an application to revise the Partial Award seeking to reduce the net damages awarded to AM to approximately $42 million. Alto Maipo will contest the application for revision. In the meantime, the Tribunal has established the schedule for the next phase of the proceedings relating to interest, fees, and costs. Each of Alto Maipo, AES Andes, and the Company believes it has meritorious claims and/or defenses and will pursue its interests vigorously; however, there can be no assurances that each will be successful in its efforts.
In October 2017, the Maritime Prosecution Office from Valparaíso issued a ruling alleging responsibility by AES Andes for the presence of coal waste on Ventanas beach, and proposed a fine before the Maritime Governor. AES Andes submitted its statement of defense, denying the allegations. An evidentiary stage was concluded and then re-opened by order of the Maritime Governor on February 5, 2019 to allow AES Andes an opportunity to present reports and other evidence to challenge the grounds of the ruling. AES Andes has completed its presentation of evidence and awaits the Maritime Prosecution Office’s decision of the case. In May 2021, AES Andes was notified of an amended Opinion of the Maritime Prosecution Office which extends the alleged liability to a third party and

76 | 2021 Annual Report

reduces the proposed fine to AES Andes to approximately $372,000. AES Andes responded to the new Opinion on May 31. On August 18, the Maritime Governor issued a resolution affirming the proposed fine, and on September 8, AES Andes filed an administrative action with the Maritime Governor requesting reconsideration of the fine. On December 28, 2021 the resolution rejecting the reinstatement appeal was notified and on January 17, 2022 AES Andes filed an appeal against that ruling. AES Andes believes that it has meritorious defenses to the allegations; however, there are no assurances that it will be successful in defending this action.
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
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court. Preliminary hearings are ongoing in that court. The relevant AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
In October 2019, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the environmental permit of the Ventanas Complex, initiating a sanctioning process through Exempt Resolution N° 1 / ROL D-129-2019. The alleged charges include exceeding generation limits, failing to reduce emissions during episodes of poor air quality, exceeding limits on discharges to the sea, and exceeding noise limits. AES Andes has submitted a proposed “Compliance Program” to the SMA for the Ventanas Complex. The latest version of this Compliance Program was submitted on May 26, 2021. On December 30, 2021, the Compliance Program was approved by the SMA. However an ex officio action was brought by the SMA due to alleged exceedances of generation limits, which would require the Company to reduce SO2, NOx and PM emissions in order to achieve the emissions offset established in the Compliance Program. On January 6, 2022, AES Andes filed a reposition with the SMA seeking modification of the means for compliance with the ex officio action. The reposition filing is currently under review by the SMA. The effects of the ex officio action are suspended until the reposition is resolved, but the SMA ruling is otherwise unaffected. Fines are possible if the SMA determines there is an unsatisfactory execution of the Compliance Program. The cost of proposed Compliance Program is approximately $10.8 million.
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE makes allegations that AES Mérida III is in breach of its obligations under a power and capacity purchase agreement ("Contract") between the two parties, which allegations relate to CFE’s own failure to provide fuel within the specifications of the Contract. CFE seeks to recover approximately $190 million in payments made to AES Merida under the Contract as well as approximately $431 million in alleged damages for having to acquire power from alternative sources in the Yucatan Peninsula. AES Mérida has filed an answer denying liability to CFE and asserting a counterclaim for damages due to CFE’s breach of its obligations. The parties submitted their respective initial briefs and supporting evidence in December 2020. After additional briefing, the evidentiary hearing took place in November 2021. Closing arguments are scheduled for May 2022. Subsequently, the arbitration Tribunal will issue its decision in the case. AES Mérida believes that it has meritorious defenses and claims and will assert them vigorously in the arbitration; however, there can be no assurances that it will be successful in its efforts.
In February 2022, a lawsuit was filed in Dominican Republic civil court against the Company. The lawsuit purports to be brought on behalf of over 425 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges

77 | 2021 Annual Report

that the CCRs caused personal injuries and deaths and demands over $600 million in alleged damages. The lawsuit does not identify or provide any supporting information concerning the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

78 | 2021 Annual Report

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock Repurchase Program — The Board authorization permits the Parent Company to repurchase stock through a variety of methods, including open market repurchases and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. The cumulative repurchases from the commencement of the Stock Repurchase Program in July 2010 through December 31, 2021 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of December 31, 2021, $264 million remained available for repurchase under the Stock Repurchase Program. No repurchases were made by The AES Corporation of its common stock in 2021, 2020, and 2019.
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol "AES."
Dividends
The Parent Company commenced a quarterly cash dividend in the fourth quarter of 2012. The Parent Company has increased this dividend annually and the quarterly per-share cash dividends for the last three years are displayed below.

Commencing the fourth quarter of	2021	2020	2019
Cash dividend	$0.1580	$0.1505	$0.1433
The fourth quarter 2021 cash dividend is to be paid in the first quarter of 2022. There can be no assurance the AES Board will declare a dividend in the future or, if declared, the amount of any dividend. Our ability to pay dividends will also depend on receipt of dividends from our various subsidiaries across our portfolio.
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
Holders
As of February 24, 2022, there were approximately 3,612 record holders of our common stock.

79 | 2021 Annual Report

Performance Graph
THE AES CORPORATION
PEER GROUP INDEX/STOCK PRICE PERFORMANCE

300
200
100
0
2016
2017
2018
2019
2020
2021
AES
S&P 500
S&P Utilities

Source: Bloomberg
We have selected the Standard and Poor's ("S&P") 500 Utilities Index as our peer group index. The S&P 500 Utilities Index is a published sector index comprising the 28 electric and gas utilities included in the S&P 500.
The five year total return chart assumes $100 invested on December 31, 2016 in AES Common Stock, the S&P 500 Index and the S&P 500 Utilities Index. The information included under the heading Performance Graph shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
ITEM 6. SELECTED FINANCIAL DATA
The following table presents our selected financial data as of the dates and for the periods indicated. This data should be read together with Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K. The selected financial data for each of the years in the five year period ended December 31, 2021 have been derived from our audited Consolidated Financial Statements. Prior period amounts have been restated to reflect discontinued operations in all periods presented. Our historical results are not necessarily indicative of our future results.
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

80 | 2021 Annual Report

Selected Financial Data

	2021	2020	2019	2018	2017
Statement of Operations Data for the Years Ended December 31:	(in millions, except per share amounts)
Revenue	$11,141	$9,660	$10,189	$10,736	$10,530
Income (loss) from continuing operations (1)	(955)	149	477	1,349	(148)
Income (loss) from continuing operations attributable to The AES Corporation, net of tax	(413)	43	302	985	(507)
Income (loss) from discontinued operations attributable to The AES Corporation, net of tax (2)	4	3	1	218	(654)
Net income (loss) attributable to The AES Corporation	$(409)	$46	$303	$1,203	$(1,161)
Per Common Share Data
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.62)	$0.06	$0.46	$1.49	$(0.77)
Income (loss) from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	0.01	—	0.33	(0.99)
Net income (loss) attributable to The AES Corporation common stockholders	$(0.61)	$0.07	$0.46	$1.82	$(1.76)
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.62)	$0.06	$0.45	$1.48	$(0.77)
Income (loss) from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	0.01	—	0.33	(0.99)
Net income (loss) attributable to The AES Corporation common stockholders	$(0.61)	$0.07	$0.45	$1.81	$(1.76)
Dividends Declared Per Common Share	$0.61	$0.58	$0.55	$0.53	$0.49
Cash Flow Data for the Years Ended December 31:
Net cash provided by operating activities	$1,902	$2,755	$2,466	$2,343	$2,504
Net cash used in investing activities	(3,051)	(2,295)	(2,721)	(505)	(2,599)
Net cash provided by (used in) financing activities	797	(78)	(86)	(1,643)	43
Total increase (decrease) in cash, cash equivalents and restricted cash	(343)	255	(431)	215	(172)
Cash, cash equivalents and restricted cash, ending	1,484	1,827	1,572	2,003	1,788
Balance Sheet Data at December 31:
Total assets	$32,963	$34,603	$33,648	$32,521	$33,112
Non-recourse debt (noncurrent)	13,603	15,005	14,914	13,986	13,176
Recourse debt (noncurrent)	3,729	3,446	3,391	3,650	4,625
Redeemable stock of subsidiaries	1,257	872	888	879	837
Accumulated deficit	(1,089)	(680)	(692)	(1,005)	(2,276)
The AES Corporation stockholders' equity	2,798	2,634	2,996	3,208	2,465
_____________________________
(1)Includes pre-tax losses on sales of business interests of $1.7 billion, $95 million, and $52 million for the years ended December 31, 2021, 2020, and 2017, respectively, and pre-tax gains of $28 million and $984 million for the years ended December 31, 2019, and 2018, respectively; pre-tax impairment expense of $1.6 billion, $864 million, $185 million, $208 million, and $537 million for the years ended December 31, 2021, 2020, 2019, 2018, and 2017, respectively; other-than-temporary impairment of equity method investments of $202 million, $92 million, and $147 million for the years ended December 31, 2020, 2019, and 2018, respectively; income tax expense of $194 million and $675 million related to the one-time transition tax on foreign earnings, income tax benefit of $176 million related to the reversal of uncertain tax positions effectively settled upon the closure of the Company's 2017 U.S. tax return exam for the year ended December 31, 2021, and income tax benefit of $77 million and expense of $39 million related to the remeasurement of deferred tax assets and liabilities to the lower corporate tax rate for the years ended December 31, 2018 and 2017, respectively; and net equity in losses of affiliates, primarily at Guacolda, of $123 million, and $172 million, for the years ended December 31, 2020 and 2019, respectively. See Note 24—Held-for-Sale and Dispositions, Note 22—Asset Impairment Expense, Note 8—Investments in and Advances to Affiliates and Note 23—Income Taxes included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
(2)Includes gain on sale of $199 million and loss on deconsolidation of $611 million related to Eletropaulo for the years ended December 31, 2018 and 2017, respectively.

81 | 2021 Annual Report

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
In 2021, AES delivered on its strategic and financial objectives. We completed construction or the acquisition of 2.1 GW of renewables generation and signed long-term PPAs for an additional 5 GW of new renewables. Fluence completed its IPO and began trading in November 2021. See Overview of our Strategy included in Item 1.—Business of this Form 10-K for further information.
Compared with last year, diluted earnings per share from continuing operations decreased $0.68, from $0.06 to a loss of $0.62. This decrease reflects the loss on deconsolidation of Alto Maipo in the current period, higher current year impairments, and lower contributions from Brazil due to the prior year revision of the GSF liability and drier hydrology; partially offset by higher margins at our US and Utilities SBU including new renewables, Southland Energy, and Southland, lower Parent Company interest expense due to realized gains on de-designated interest rate swaps and lower interest rates, gains on Fluence capital raisings, a gain on remeasurement of our interest in sPower's development platform, and lower income tax expense.
Adjusted EPS, a non-GAAP measure, increased $0.08, from $1.44 to $1.52, mainly reflecting higher contributions from our US and Utilities SBU, including new renewables and Southland Energy, higher generation at Chivor due to the life extension project completed in the prior year and better hydrology, and lower Parent Company interest expense due to realized gains on de-designated interest rate swaps and lower interest rates; partially offset by a higher adjusted tax rate, lower contributions from Brazil due to the prior year revision of the GSF liability and drier hydrology, the prior year impacts of a gain on sale of land in the U.S., incremental capitalized interest in Chile, and recovery of previously expensed payments from customers in Chile; and the impact of the inclusion of shares underlying the purchase contract component of our March 2021 equity units issuance.

82 | 2021 Annual Report

Review of Consolidated Results of Operations

Years Ended December 31,	2021	2020	2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
(in millions, except per share amounts)
Revenue:
US and Utilities SBU	$4,335	$3,918	$4,058	11%	-3%
South America SBU	3,541	3,159	3,208	12%	-2%
MCAC SBU	2,157	1,766	1,882	22%	-6%
Eurasia SBU	1,123	828	1,047	36%	-21%
Corporate and Other	116	231	46	-50%	NM
Eliminations	(131)	(242)	(52)	-46%	NM
Total Revenue	11,141	9,660	10,189	15%	-5%
Operating Margin:
US and Utilities SBU	792	638	754	24%	-15%
South America SBU	1,069	1,243	873	-14%	42%
MCAC SBU	521	559	487	-7%	15%
Eurasia SBU	216	186	188	16%	-1%
Corporate and Other	158	120	39	32%	NM
Eliminations	(45)	(53)	8	-15%	NM
Total Operating Margin	2,711	2,693	2,349	1%	15%
General and administrative expenses	(166)	(165)	(196)	1%	-16%
Interest expense	(911)	(1,038)	(1,050)	-12%	-1%
Interest income	298	268	318	11%	-16%
Loss on extinguishment of debt	(78)	(186)	(169)	-58%	10%
Other expense	(60)	(53)	(80)	13%	-34%
Other income	410	75	145	NM	-48%
Gain (loss) on disposal and sale of business interests	(1,683)	(95)	28	NM	NM
Asset impairment expense	(1,575)	(864)	(185)	82%	NM
Foreign currency transaction gains (losses)	(10)	55	(67)	NM	NM
Other non-operating expense	—	(202)	(92)	-100%	NM
Income tax benefit (expense)	133	(216)	(352)	NM	-39%
Net equity in losses of affiliates	(24)	(123)	(172)	-80%	-28%
INCOME (LOSS) FROM CONTINUING OPERATIONS	(955)	149	477	NM	-69%
Gain from disposal of discontinued businesses, net of income tax expense of $1, $0, and $0, respectively	4	3	1	33%	NM
NET INCOME (LOSS)	(951)	152	478	NM	-68%
Less: Loss (income) from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	542	(106)	(175)	NM	-39%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(409)	$46	$303	NM	-85%
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(413)	$43	$302	NM	-86%
Income from discontinued operations, net of tax	4	3	1	33%	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(409)	$46	$303	NM	-85%
Net cash provided by operating activities	$1,902	$2,755	$2,466	-31%	12%
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

83 | 2021 Annual Report

Consolidated Revenue and Operating Margin
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue
(in millions)

Consolidated Revenue — Revenue increased $1.5 billion, or 15%, in 2021 compared to 2020, driven by:
•$417 million in US and Utilities driven by higher sales at Southland Energy primarily due to the CCGT units operating under active PPAs during the full 2021 period; higher demand in El Salvador due to the economic recovery from the COVID-19 impact; higher fuel revenues and higher demand from favorable weather at AES Indiana; increases in capacity sales and in realized gains resulting from the commercial hedging strategy at Southland; and higher sales at AES Clean Energy due to the supply agreement with Google; partially offset by decreased capacity at DPL due to its exit from the generation business;
•$391 million in MCAC driven by higher contract sales, fuel prices, and LNG sales, driven by the Eastern Pipeline COD in 2020, in the Dominican Republic; higher pass-through fuel prices in Mexico; and higher energy prices and contract sales due to increased demand in Panama; partially offset by the impact from the sale of Itabo in April 2021;
•$382 million in South America primarily driven by the revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence; higher generation and prices (Resolution 440/2021) in Argentina; higher availability, from higher reservoir levels, in Colombia; and higher volume and generation at AES Brasil, partially due to the acquisition of the Ventus and Cubico wind complexes; partially offset by unfavorable FX impact and by the prior period recovery of previously expensed payments from customers in Chile; and
•$295 million in Eurasia mainly driven by higher energy prices and generation in Bulgaria and higher generation in Vietnam.
Operating Margin
(in millions)

84 | 2021 Annual Report

Consolidated Operating Margin — Operating margin increased $18 million, or 1%, in 2021 compared to 2020, driven by:
•$154 million in US and Utilities primarily from higher sales at Southland Energy due to the CCGT units operating under active PPAs during the full 2021 period; increases in capacity sales and in realized gains resulting from the commercial hedging strategy at Southland; and higher demand in El Salvador due to the economic recovery from the COVID-19 impact; partially offset by increased costs associated with growing and accelerating the development pipeline at AES Clean Energy and by higher maintenance expenses at AES Indiana;
•$46 million at Corporate and Other, mainly eliminated at consolidated level, driven by increases in IT costs reallocated to the operating segments and premiums earned by the AES self-insurance company; and
•$30 million in Eurasia mainly driven by higher energy prices and generation in Bulgaria and improved operational performance in Vietnam.
These favorable impacts were partially offset by a decrease of:
•$174 million in South America primarily due to unfavorable FX impact; higher energy purchases due to drier hydrology and a prior period GSF settlement at Tietê; and higher spot prices on energy prices and prior period recovery of previously expensed payments from customers in Chile; partially offset by revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence; higher generation and prices (Resolution 440/2021) in Argentina; lower fixed costs in Chile; and higher availability, from higher reservoir levels, in Colombia; and
•$38 million in MCAC mainly driven by the impact from the sale of Itabo in April 2021; decreased capacity and higher fixed costs in the Dominican Republic; decreased availability and higher fixed costs in Mexico; and higher fuel costs, drier hydrology, and the disconnection of the Estrella del Mar I power barge in the prior year in Panama; partially offset by higher LNG sales in the Dominican Republic driven by the Eastern Pipeline COD in 2020 and higher demand and positive impact from new renewables businesses in Panama.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue
(in millions)

Consolidated Revenue — Revenue decreased $529 million, or 5%, in 2020 compared to 2019, driven by:
•$219 million in Eurasia driven by the sale of the Northern Ireland businesses in June 2019 and lower generation in Vietnam;
•$140 million in US and Utilities mainly driven by a decrease in energy pass-through rates and lower demand due to the COVID-19 pandemic in El Salvador, lower regulated rates as a result of the changes in AES Ohio's ESP, lower retail sales demand at AES Indiana and DPL primarily due to milder weather and COVID-19 pandemic impacts, and decreased capacity sales, at Southland due to unit retirements, and at DPL due to the sale and closure of generation facilities. These decreases were partially offset by increased capacity sales at Southland Energy due to the commencement of the PPAs;
•$116 million in MCAC mainly driven by lower generation and volume pass-through fuel revenue in Mexico, the disconnection of the Estrella del Mar I power barge from the grid in Panama, and lower market prices,

85 | 2021 Annual Report

spot sales and demand in both the Dominican Republic and at the Colon combined cycle facility in Panama. These decreases were partially offset by higher LNG sales in the Dominican Republic, driven by the Eastern Pipeline COD in 2020; and
•$49 million in South America driven by unfavorable FX impact, drier hydrology and lower generation in Colombia due to a life extension project being performed at the Chivor hydro plant, lower pass-through coal prices, spot prices, and lower generation in Chile, and lower energy and capacity prices (Resolution 31/2020) in Argentina, partially offset by revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence and recovery of previously expensed payments from customers in Chile.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $344 million, or 15%, in 2020 compared to 2019, driven by:
•$370 million in South America primarily due to the drivers discussed above, as well as a $184 million favorable revision to the GSF liability at Tietê related to the passage of a regulation providing concession extensions to hydro plants as compensation for prior period non-hydrological risk charges incorrectly assessed by the regulator; and
•$72 million in MCAC mostly due to higher availability at Changuinola due to the tunnel lining upgrade in 2019, improved hydrology in Panama, and higher LNG sales in the Dominican Republic, partially offset by prior year insurance recoveries associated with the lightning incident at the Andres facility in 2018, current year outage due to Andres steam turbine failure, and the disconnection of the Estrella del Mar I power barge from the grid in Panama.
These favorable impacts were partially offset by a decrease of $116 million in US and Utilities mostly due to lower regulated rates as a result of the changes in AES Ohio's ESP, lower retail sales demand at DPL and AES Indiana primarily due to milder weather and COVID-19 pandemic impacts, lower capacity sales due to the retirement of units at Southland, a favorable revision to the ARO at DPL, and cost recoveries from DPL's joint owners of Stuart and Killen in 2019, partially offset by increased capacity sales at Southland Energy due to the commencement of the PPAs, and lower depreciation expense at Southland due to the extension of the water board permits.
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
General and administrative expenses increased $1 million, or 1%, to $166 million for 2021 compared to $165 million for 2020, with no material drivers.

86 | 2021 Annual Report

General and administrative expenses decreased $31 million, or 16%, to $165 million for 2020 compared to $196 million for 2019, primarily due to a higher reallocation of information technology costs to the SBUs and lower professional fees, partially offset by higher development costs.
Interest expense
Interest expense decreased $127 million, or 12%, to $911 million for 2021, compared to $1,038 million for 2020 primarily due to realized gains on de-designated interest rate swaps, lower interest rates related to refinancing at the Parent Company and lower monetary correction due to the GSF settlement in March 2021.
Interest expense decreased $12 million, or 1%, to $1,038 million for 2020, compared to $1,050 million for 2019 primarily due to incremental capitalized interest in Chile and lower interest rates due to refinancing at the Parent Company, partially offset by lower capitalized interest due to the commencement of operations at the Alamitos and Huntington Beach facilities in February 2020.
Interest income
Interest income increased $30 million, or 11%, to $298 million for 2021, compared to $268 million for 2020 primarily due to the arbitration proceeding in Chile, the commencement of a sales-type lease at the AES Energy Storage Alamitos project in January 2021, and higher CAMMESA interest rates on receivables in Argentina, partially offset by a lower loan receivable balance in Vietnam.
Interest income decreased $50 million, or 16%, to $268 million for 2020, compared to $318 million for 2019 primarily due to the decrease of the LIBOR rate on receivables in Argentina, a lower loan receivable balance at Mong Duong, and a lower average interest rate at AES Brasil.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $108 million, or 58%, to $78 million for 2021, compared to $186 million for 2020. This decrease was primarily due to prior year losses of $145 million and $34 million at the Parent Company and DPL, respectively, resulting from the redemption of senior notes and a $16 million loss resulting from the Panama refinancing. These decreases were partially offset in 2021 by a loss of $27 million due to the prepayment at AES Brasil, losses at Argentina and AES Andes of $17 million and $14 million, respectively, due to repayments, and a refinancing resulting in a loss at Andres of $14 million.
Loss on extinguishment of debt increased $17 million, or 10% to $186 million for 2020, compared to $169 million for 2019. This increase was primarily due to the increases mentioned above partially offset by losses of $45 million at DPL, $31 million at Mong Duong, $29 million at AES Andes, $28 million at Colon, and $24 million at Cochrane in 2019 resulting from the redemption or refinancing of senior notes.
See Note 11—Debt included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Other income
Other income increased $335 million to $410 million for 2021, compared to $75 million for 2020 primarily due to the current year gain on remeasurement of our equity interest in the sPower development platform to its acquisition-date fair value, recognized as part of the merger to form AES Clean Energy Development, legal arbitration at Alto Maipo, and the gain on remeasurement of contingent consideration of the Great Cove Solar acquisition at Clean Energy, partially offset by the prior year gain on sale of Redondo Beach land at Southland.
Other income decreased $70 million, or 48% to $75 million for 2020, compared to $145 million for 2019 primarily due to 2019 gains on insurance recoveries associated with property damage at the Andres facility and upgrading the tunnel lining at Changuinola, partially offset by the 2020 gain on sale of Redondo Beach land at Southland.
Other expense
Other expense increased $7 million, or 13%, to $60 million for 2021, compared to $53 million for 2020 primarily due to a current year loss recognized at commencement of a sales-type lease at AES Renewable Holdings and an increase in loss on sale and disposal of assets, partially offset by lower losses on sales of Stabilization Fund receivables in Chile and compliance with an arbitration decision in 2020.

87 | 2021 Annual Report

Other expense decreased $27 million, or 34% to $53 million for 2020, compared to $80 million for 2019 primarily due to 2019 losses recognized at commencement of sales-type leases at AES Renewable Holdings, the 2019 loss on disposal of assets at Changuinola associated with upgrading the tunnel lining, and lower defined benefit plan costs at AES Indiana in 2020, partially offset by a loss on sale of Stabilization Fund receivables in Chile and compliance with an arbitration decision in 2020.
See Note 21—Other Income and Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Gain (loss) on disposal and sale of business interests
Loss on disposal and sale of business interests increased $1,588 million to $1,683 million for 2021, compared to $95 million for 2020, primarily due to the $2,074 million loss on the deconsolidation of Alto Maipo, partially offset by the issuance of new shares by Fluence, our equity method investment, to new investors, which AES has accounted for as a gain on the partial disposition of its investment in Fluence, and the gain on the sale of Guacolda.
Loss on disposal and sale of business interests was $95 million for 2020, primarily due to the loss on sale of Uruguaiana and the loss on the settlement of the arbitration related to the sale of Kazakhstan HPPs, partially offset by the gain on sale of OPGC; as compared to a gain of $28 million for 2019, primarily due to the gain on sale of a portion of our interest in sPower's operating assets, the gain on the merger of Simple Energy to form Uplight, and the gain on transfer of Stuart and Killen, partially offset by the loss on sale of Kilroot and Ballylumford.
See Note 24—Held-for-Sale and Dispositions and Note 8—Investments in and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Asset impairment expense
Asset impairment expense increased $711 million to $1,575 million for 2021, compared to $864 million for 2020. This increase was primarily due to impairments of $649 million and $155 million related to AES Andes’ commitment to accelerate the retirement of the Ventanas 3 & 4 and Angamos coal-fired plants, respectively, a $475 million impairment at Puerto Rico associated with the economic costs and reputational risks of disposal of coal combustion residuals off island, impairments of $29 million, $73 million, and $91 million at Buffalo Gap I, II, and III wind generation facilities, respectively, due to an expired PPA and volatile spot prices in the ERCOT market, and a $67 million impairment at the Mountain View I & II wind facilities related to a repowering project that will result in decommissioning the majority of the existing wind turbines in advance of their depreciable lives. The increase was partially offset by the $564 million and $213 million impairments related to the Angamos and Ventanas 1 & 2 coal-fired plants in Chile in the prior year and the $38 million impairment of the generation facility in Hawaii during 2020.
Asset impairment expense increased $679 million to $864 million for 2020, compared to $185 million for 2019. This increase was primarily driven by a $781 million impairment related to certain coal-fired plants at AES Andes and a $30 million impairment of the Estrella del Mar I power barge in Panama, compared to a $115 million impairment at Kilroot and Ballylumford upon meeting the held-for-sale criteria in 2019.
See Note 22—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Foreign currency transaction gains (losses)
Foreign currency transaction gains (losses) in millions were as follows:

Years Ended December 31,	2021	2020	2019
Argentina (1)	$(21)	$29	$(73)
Corporate	(11)	21	(1)
Dominican Republic	(1)	9	2
Chile	20	(5)	2
Other	3	1	3
Total (2)	$(10)	$55	$(67)
_____________________________
(1)    Primarily associated with the peso-denominated energy receivable indexed to the USD through the FONINVEMEM agreement which is considered a foreign currency derivative. See Note 7—Financing Receivables included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
(2)    Includes gains of $12 million and $57 million, and losses of $31 million on foreign currency derivative contracts for the years ended December 31, 2021, 2020, and 2019, respectively.

88 | 2021 Annual Report

The Company recognized net foreign currency transaction losses of $10 million for the year ended December 31, 2021, primarily driven by the depreciation of the Argentine peso, unrealized losses on foreign currency derivatives related to government receivables in Argentina, and unrealized losses at the Parent Company resulting from the depreciation of intercompany receivables denominated in Euro, partially offset by unrealized derivative gains on foreign currency derivatives due to the depreciating Colombian peso.
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
Other non-operating expense
Other non-operating expense was $202 million and $92 million in 2020 and 2019, respectively, due to the other-than-temporary impairment of the OPGC equity method investment. In December 2019, an other-than-temporary impairment of $92 million was identified at OPGC primarily due to the estimated market value of the Company's investment and other negative developments impacting future expected cash flows at the investee. In March 2020, the Company recognized an additional $43 million other-than-temporary impairment due to the economic slowdown. In June 2020, the Company agreed to sell its entire stake in the OPGC investment, resulting in an other-than-temporary impairment of $158 million. There were no other non-operating expenses during the year ended December 31, 2021.
See Note 8—Investments in and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Income tax benefit (expense)
Income tax benefit was $133 million for the twelve months ended December 31, 2021, compared to income tax expense of $216 million for the twelve months ended December 31, 2020. The Company's effective tax rates were 13% and 44% for the years ended December 31, 2021 and 2020, respectively.
The net change in the 2021 effective tax rate was primarily due to the 2021 impacts of the deconsolidation of Alto Maipo and the asset impairment at Puerto Rico. These impacts were partially offset by the income tax benefit related to effective settlement resulting from the exam closure of the Company’s U.S. 2017 tax return. Additionally offsetting the aforementioned impacts was the benefit associated with the release of valuation allowance due to a change in expected realizability of net operating loss carryforwards at one of our Brazilian subsidiaries. The 2020 effective tax rate was impacted by the other-than-temporary impairment of the OPGC equity method investment and the loss on sale of the Company’s entire interest in AES Uruguaiana, partially offset by the recognition of a federal ITC for the Na Pua Makani wind facility in Hawaii. See Note 22—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for details of the asset impairment. See Note 24—Held-for-Sale and Dispositions included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for details of the sale of the Company's entire interest of AES Uruguaiana and the deconsolidation of Alto Maipo.
Income tax expense decreased $136 million to $216 million in 2020 as compared to $352 million for 2019. The Company's effective tax rates were 44% and 35% for the years ended December 31, 2020 and 2019. The net increase in the 2020 effective tax rate was primarily due to the 2020 impacts of the drivers cited above. Further, the 2019 rate was impacted by the nondeductible losses on the sale of the Company's entire 100% interest in the Kilroot coal and oil-fired plant and energy storage facility and the Ballylumford gas-fired plant in the United Kingdom and associated asset impairments. Further impacting the 2019 effective tax rate were the effects of the Argentine peso devaluation to tax expense, as well as to pretax income for nondeductible unrealized losses on foreign currency derivatives related to government receivables in Argentina. See Note 24—Held-for-Sale and Dispositions included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for details of the sales.
Our effective tax rate reflects the tax effect of significant operations outside the U.S., which are generally taxed at rates different than the U.S. statutory rate. Foreign earnings may be taxed at rates higher than the U.S. corporate rate of 21% and are also subject to current U.S. taxation under the GILTI rules introduced by the TCJA. A future

89 | 2021 Annual Report

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
Net equity in losses of affiliates
Net equity in losses of affiliates decreased $99 million, or 80%, to $24 million in 2021, compared to $123 million in 2020. This was primarily driven by earnings at sPower in 2021 of $79 million, compared to losses in the prior year, driven by renewable projects that came online and prior year impairments of certain development projects, and $81 million of losses at AES Andes in 2020 mainly due to a long-lived asset impairment and the suspension of equity method accounting at Guacolda. This decrease in losses was partially offset by an increase in losses at Fluence of $45 million due to shipping issues, cost overruns and delays at projects under construction, and an increase in costs associated with the growing business, as well as an increase in losses at Uplight of $10 million due to higher costs associated with the growing business.
Net equity in losses of affiliates decreased $49 million, or 28%, to $123 million in 2020, compared to $172 million in 2019. This was primarily driven by a $31 million increase in earnings due to lower long-lived asset impairments at Guacolda, AES Andes' 50%-owned equity affiliate, during 2020 as compared to 2019.
See Note 8—Investments In and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $648 million to a loss of $542 million in 2021, compared to income of $106 million in 2020. This decrease was primarily due to:
•Loss on deconsolidation of Alto Maipo due to loss of control after Chapter 11 filing;
•Asset impairments at Buffalo Gap;
•Increased costs associated with growing and accelerating the U.S. renewables development pipeline;
•Lower earnings in Brazil due to the prior year favorable revision of the GSF liability; and
•Lower earnings in the Dominican Republic due to the sale of Itabo in the second quarter.
These decreases were partially offset by:
•Allocation of earnings at Southland Energy to noncontrolling interests;
•Higher earnings in Panama primarily due to the prior year asset impairment and loss on extinguishment of debt; and
•Higher earnings in Colombia due to the life extension project at the Chivor hydroelectric plant completed in the prior year and better hydrology.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $69 million, or 39%, to $106 million in 2020, compared to $175 million in 2019. This decrease was primarily due to:
•Lower earnings in Chile due to long-lived asset impairments at AES Andes, partially offset by net gains from early contract terminations at Angamos and lower interest expense due to incremental capitalized interest;
•Lower earnings in Colombia due to drier hydrology and a life extension project at the Chivor hydroelectric plant;
•Prior year insurance recoveries net of outages at Andres; and
•HLBV allocation of losses to noncontrolling interests at AES Renewable Holdings.
These decreases were partially offset by:
•Higher earnings in Brazil due to the favorable revision of the GSF liability; and
•Prior year losses on extinguishment of debt at Mong Duong and Colon.

90 | 2021 Annual Report

Net income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $455 million to a loss of $409 million in 2021, compared to income of $46 million in 2020. This decrease was primarily due to:
•Loss on deconsolidation of Alto Maipo due to loss of control after Chapter 11 filing;
•Higher asset impairments in the current year; and
•Lower margins at our South America SBU primarily due to the prior year revision of the GSF liability at Brazil.
These decreases were partially offset by:
•Gain due to the initial public offering of Fluence;
•Gain on remeasurement of our equity interest in the sPower development platform to acquisition-date fair value;
•Prior year other-than-temporary impairment of OPGC;
•Lower Parent interest expense due to realized gains on de-designated interest rate swaps and lower interest rates;
•Prior year losses on extinguishment of debt at the Parent and DPL;
•Higher margins at our US and Utilities SBU primarily due to favorable price variances under the commercial hedging strategy at Southland and at Southland Energy mainly due to the CCGT units operating under active PPAs during the full 2021 period; and
•Lower income tax expense.
Net income attributable to The AES Corporation decreased $257 million, or 85% to $46 million in 2020, compared to $303 million in 2019. This decrease was primarily due to:
•Long-lived asset impairments at AES Andes and Panama;
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

91 | 2021 Annual Report

Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC and Adjusted EPS are non-GAAP supplemental measures that are used by management and external users of our Consolidated Financial Statements such as investors, industry analysts and lenders.
For the year ended December 31, 2021, the Company updated the definition of Adjusted EPS item (g) tax benefit or expense related to the enactment effects of 2017 U.S. tax law reform and related regulations and any subsequent period adjustments related to enactment effects to include the 2021 tax benefit on reversal of uncertain tax positions effectively settled upon the closure of the Company's 2017 U.S. tax return exam.
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

Reconciliation of Adjusted Operating Margin (in millions)	Years Ended December 31,
	2021	2020	2019
Operating Margin	$2,711	$2,693	$2,349
Noncontrolling interests adjustment (1)	(722)	(831)	(670)
Unrealized derivative (gains) losses	(28)	24	11
Disposition/acquisition losses	11	24	15
Net gains from early contract terminations at Angamos	(251)	(182)	—
Total Adjusted Operating Margin	$1,721	$1,728	$1,705
_____________________________
(1)The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.

92 | 2021 Annual Report

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

93 | 2021 Annual Report

Reconciliation of Adjusted PTC (in millions)	Years Ended December 31,
	2021	2020	2019
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$(413)	$43	$302
Income tax expense (benefit) attributable to The AES Corporation	(31)	130	250
Pre-tax contribution	(444)	173	552
Unrealized derivative and equity securities losses (gains)	(1)	3	113
Unrealized foreign currency losses (gains)	14	(10)	36
Disposition/acquisition losses	861	112	12
Impairment losses	1,153	928	406
Loss on extinguishment of debt	91	223	121
Net gains from early contract terminations at Angamos	(256)	(182)	—
Total Adjusted PTC	$1,418	$1,247	$1,240
Adjusted EPS
We define Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; (f) net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence; and (g) tax benefit or expense related to the enactment effects of 2017 U.S. tax law reform and related regulations and any subsequent period adjustments related to enactment effects, including the 2021 tax benefit on reversal of uncertain tax positions effectively settled upon the closure of the Company's U.S. tax return exam.
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

94 | 2021 Annual Report

The Company reported a loss from continuing operations of $0.62 for the year ended December 31, 2021. For purposes of measuring diluted loss per share under GAAP, common stock equivalents were excluded from weighted average shares as their inclusion would be anti-dilutive. However, for purposes of computing Adjusted EPS, the Company has included the impact of dilutive common stock equivalents. The table below reconciles the weighted average shares used in GAAP diluted loss per share to the weighted average shares used in calculating the non-GAAP measure of Adjusted EPS.

Reconciliation of Denominator Used for Adjusted EPS	Year Ended December 31, 2021
(in millions, except per share data)	Loss	Shares	$ per Share
GAAP DILUTED LOSS PER SHARE
Loss from continuing operations attributable to The AES Corporation common stockholders	$(413)	666	$(0.62)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—
Restricted stock units	—	3	—
Equity units	2	33	0.03
NON-GAAP DILUTED LOSS PER SHARE	$(411)	703	$(0.59)

Reconciliation of Adjusted EPS	Years Ended December 31,
	2021		2020		2019
Diluted earnings (loss) per share from continuing operations	$(0.59)		$0.06		$0.45
Unrealized derivative and equity securities losses	—		0.01		0.17	(1)
Unrealized foreign currency losses (gains)	0.02		(0.01)		0.05	(2)
Disposition/acquisition losses	1.22	(3)	0.17	(4)	0.02	(5)
Impairment losses	1.65	(6)	1.39	(7)	0.61	(8)
Loss on extinguishment of debt	0.13	(9)	0.33	(10)	0.18	(11)
Net gains from early contract terminations at Angamos	(0.37)	(12)	(0.27)	(12)	—
U.S. Tax Law Reform Impact	(0.25)	(13)	0.02	(14)	(0.01)
Less: Net income tax expense (benefit)	(0.29)	(15)	(0.26)	(16)	(0.11)	(17)
Adjusted EPS	$1.52		$1.44		$1.36
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
(3)Amount primarily relates to loss on deconsolidation of Alto Maipo of $1.5 billion, or $2.09 per share, loss on Uplight transaction with shareholders of $25 million, or $0.04 per share, and a day-one loss recognized at commencement of a sales-type lease at AES Renewable Holdings of $13 million, or $0.02 per share, partially offset by gain on initial public offering of Fluence of $325 million, or $0.46 per share, gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $249 million, or $0.35 per share, gain on Fluence issuance of shares of $60 million, or $0.09 per share, and gain on sale of Guacolda of $22 million, or $0.03 per share.
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
(5)Amount primarily relates to losses recognized at commencement of sales-type leases at AES Renewable Holdings of $36 million, or $0.05 per share, and loss on sale of Kilroot and Ballylumford of $31 million, or $0.05 per share; partially offset by gain on sale of a portion of our interest in sPower’s operating assets of $28 million, or $0.04 per share, gain on disposal of Stuart and Killen at DPL of $20 million, or $0.03 per share, and gain on sale of ownership interest in Simple Energy as part of the Uplight merger of $12 million, or $0.02 per share.
(6)Amount primarily relates to asset impairments at AES Andes of $540 million, or $0.77 per share, at Puerto Rico of $475 million, or $0.68 per share, at Mountain View of $67 million, or $0.10 per share, at our sPower equity affiliate, impacting equity earnings by $24 million, or $0.03 per share, at Buffalo Gap of $22 million, or $0.03 per share, at Clean Energy of $14 million, or $0.02 per share, and at Laurel Mountain of $7 million, or $0.01 per share.
(7)Amount primarily relates to asset impairments at AES Andes of $527 million, or $0.79 per share, other-than-temporary impairment of OPGC of $201 million, or $0.30 per share, impairments at our Guacolda and sPower equity affiliates, impacting equity earnings by $85 million, or $0.13 per share, and $57 million, or $0.09 per share, respectively; impairment at AES Hawaii of $38 million, or $0.06 per share, and impairment at Panama of $15 million, or $0.02 per share.
(8)Amount primarily relates to asset impairments at Kilroot and Ballylumford of $115 million, or $0.17 per share, and at AES Hawaii of $60 million, or $0.09 per share; impairments at our Guacolda and sPower equity affiliates, impacting equity earnings by $105 million, or $0.16 per share, and $21 million, or $0.03 per share, respectively; and other-than-temporary impairment of OPGC of $92 million, or $0.14 per share.
(9)Amount primarily relates to losses on early retirement of debt at AES Brasil of $27 million, or $0.04 per share, at Argentina of $17 million, or $0.02 per share, at AES Andes of $15 million, or $0.02 per share, and at Andres and Los Mina of $15 million, or $0.02 per share.
(10)Amount primarily relates to losses on early retirement of debt at the Parent Company of $146 million, or $0.22 per share, DPL of $32 million, or $0.05 per share, Angamos of $17 million, or $0.02 per share, and Panama of $11 million, or $0.02 per share.
(11)Amount primarily relates to losses on early retirement of debt at DPL of $45 million, or $0.07 per share, AES Andes of $35 million, or $0.05 per share, Mong Duong of $17 million, or $0.03 per share, and Colon of $14 million, or $0.02 per share.
(12)Amounts relate to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $256 million, or $0.37 per share, and $182 million, or $0.27 per share, for the periods ended December 31, 2021 and 2020, respectively.
(13)Amount relates to the tax benefit on reversal of uncertain tax positions effectively settled upon the closure of the Company's 2017 U.S. tax return exam of $176 million, or $0.25 per share.
(14)Amount represents adjustment to tax law reform remeasurement due to incremental deferred taxes related to DPL of $16 million, or $0.02 per share.

95 | 2021 Annual Report

(15)Amount primarily relates to income tax benefits associated with the loss on deconsolidation of Alto Maipo of $209 million, or $0.30 per share, income tax benefits associated with the impairments at AES Andes of $146 million, or $0.21 per share, at Puerto Rico of $20 million, or $0.03 per share, and at Mountain View of $15 million, or $0.02 per share, partially offset by income tax expense associated with the gain on initial public offering of Fluence of $73 million, or $0.10 per share, income tax expense related to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $69 million, or $0.10 per share, and income tax expense associated with the gain on remeasurement of our equity interest in sPower of $55 million, or $0.08 per share.
(16)Amount primarily relates to income tax benefits associated with the impairments at AES Andes and Guacolda of $164 million, or $0.25 per share, and income tax benefits associated with losses on early retirement of debt at the Parent Company of $31 million, or $0.05 per share; partially offset by income tax expense related to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $49 million, or $0.07 per share.
(17)Amount primarily relates to the income tax benefits associated with the impairments at OPGC of $23 million, or $0.03 per share, Guacolda of $13 million, or $0.02 per share, AES Hawaii of $13 million, or $0.02 per share, and Kilroot and Ballylumford of $11 million, or $0.02 per share, and income tax benefits associated with losses on early retirement of debt of $24 million, or $0.04 per share; partially offset by an adjustment to income tax expense related to 2018 gains on sales of business interests, primarily Masinloc, of $25 million, or $0.04 per share.
US and Utilities SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2021	2020	2019	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
Operating Margin	$792	$638	$754	$154	24%	$(116)	-15%
Adjusted Operating Margin (1)	617	577	659	40	7%	(82)	-12%
Adjusted PTC (1)	660	505	569	155	31%	(64)	-11%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Fiscal year 2021 versus 2020
Operating Margin increased $154 million, or 24%, which was driven primarily by the following (in millions):

Increase at Southland Energy primarily due to the CCGT units operating under active PPAs during the full 2021 period	$100
Increase at Southland primarily driven by increase in capacity sales and favorable price variances under the commercial hedging strategy, partially offset by unfavorable energy price adjustments due to market re-settlements	83
Increase in El Salvador due to higher demand mainly driven by the impact of COVID-19 in 2020	18
Decrease at Clean Energy driven by increased costs associated with growing and accelerating the development pipeline, partially offset by higher revenue due to the Company's agreement to supply Google's data centers with 24/7 carbon-free energy	(37)
Decrease at AES Indiana primarily due to higher maintenance and other fixed costs, partially offset by higher volumes from favorable weather	(16)
Other	6
Total US and Utilities SBU Operating Margin Increase	$154
Adjusted Operating Margin increased $40 million primarily due to the drivers above, adjusted for NCI, primarily related to the sale of ownership interest in Southland Energy, and unrealized gains and losses on derivatives.
Adjusted PTC increased $155 million, primarily driven by the increase in Adjusted Operating Margin described above, an increase at our U.S. renewables businesses due to contributions from newly operational projects, lower interest expenses at Southland Energy attributable to NCI allocation in 2021, non-service pension income at AES Indiana, and lower interest expense at DPL. These increases were partially offset by a gain in 2020 on sale of land held by AES Redondo Beach at Southland.

96 | 2021 Annual Report

Fiscal year 2020 versus 2019
Operating Margin decreased $116 million, or 15%, which was driven primarily by the following (in millions):

Decrease at DPL due to lower regulated retail margin primarily due to changes to AES Ohio’s ESP and lower volumes mainly from milder weather	$(63)
Decrease due to the sale and closure of generation facilities at DPL, including a credit to depreciation expense in 2019 as a result of a reduction to an ARO liability and cost recoveries from DPL's joint owners of Stuart and Killen in the prior year	(50)
Decrease at Southland driven by higher losses from commodity derivatives and lower capacity sales due to unit retirements, partially offset by lower depreciation expense	(47)
Decrease at AES Indiana primarily due to lower retail margin driven by lower volumes from milder weather and lower demand from the impact of COVID-19, partially offset by lower maintenance expense from scheduled plant outages	(36)
Decrease at AES Hawaii primarily driven by lower availability due to increasing forced outages and higher expenses related to the shortened useful life of the coal plant	(20)
Increase at Southland Energy due to the CCGT units beginning commercial operations during Q1 2020	113
Other	(13)
Total US and Utilities SBU Operating Margin Decrease	$(116)
Adjusted Operating Margin decreased $82 million primarily due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives and costs associated with dispositions of business interests.
Adjusted PTC decreased $64 million, primarily driven by the decrease in Adjusted Operating Margin described above and increased interest expense primarily at Southland Energy due to lower capitalized interest following completion of the CCGT units and new debt issuances, partially offset by a gain on sale of land held by AES Redondo Beach at Southland, lower pension expense at AES Indiana, and an increase in allocation of earnings from equity affiliates driven by renewable projects that came online in 2020 at sPower.
South America SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2021	2020	2019	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
Operating Margin	$1,069	$1,243	$873	$(174)	-14%	$370	42%
Adjusted Operating Margin (1)	432	550	499	(118)	-21%	51	10%
Adjusted PTC (1)	423	534	504	(111)	-21%	30	6%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses. AES' indirect beneficial interest in AES Brasil increased from 24.35% to 44.13% in 2020 and to 46.7% in 2021. See Item 1.—Business—South America SBU—Brazil.
Fiscal year 2021 versus 2020
Operating Margin decreased $174 million, or 14%, which was driven primarily by the following (in millions):

Lower margin in Brazil primarily due to the prior year GSF settlement gain and higher energy purchases led by drier hydrology	$(251)
Recovery of previously expensed payments from customers in Chile	(47)
Decrease in energy and capacity tariffs in Argentina, lower availability of TermoAndes, and higher fixed costs, partially offset by higher dispatch of San Nicolás and the commencement of operations of wind facilities	(19)
Higher margin in Colombia related to higher reservoir levels and better hydrology	80
Increase in Chile primarily related to early contract terminations at Angamos and lower depreciation, partially offset by lower contract margin mainly related to higher spot prices on energy purchases coupled with lower availability	63
Total South America SBU Operating Margin Decrease	$(174)
Adjusted Operating Margin decreased $118 million primarily due to the drivers above, adjusted for NCI and net gains on early contract terminations at Angamos.
Adjusted PTC decreased $111 million, mainly driven by the decrease in Adjusted Operating Margin described above, incremental capitalized interest at Alto Maipo in the prior period, lower equity earnings at Guacolda due to the suspension of equity method accounting, and higher interest expense in Brazil. These negative variances were partially offset by a favorable award in an arbitration proceeding in Chile and higher interest income in Argentina due to increase in rates and higher sales.

97 | 2021 Annual Report

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
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2021	2020	2019	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
Operating Margin	$521	$559	$487	$(38)	-7%	$72	15%
Adjusted Operating Margin (1)	398	394	352	4	1%	42	12%
Adjusted PTC (1)	314	287	367	27	9%	(80)	-22%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Fiscal year 2021 versus 2020
Operating Margin decreased $38 million, or 7%, which was driven primarily by the following (in millions):

Decrease in the Dominican Republic mainly driven by the sale of Itabo on April 8, 2021	$(64)
Decrease in Mexico driven by lower availability and higher fixed costs	(29)
Increase in the Dominican Republic driven by higher LNG sales mainly due to Eastern Pipeline COD in 2020 and positive LNG buyback from BP for December 2021 cargo, partially offset by lower capacity due to the incorporation of new plants into the system and higher fixed costs	48
Increase in Panama mainly driven by Panama's demand recovery, new wind and solar projects, higher capacity prices, and lower fixed costs, partially offset by the Estrella del Mar I power barge disconnection in July 2020, higher cost of gas, and drier hydrology in 2021, mainly during Q4	11
Other	(4)
Total MCAC SBU Operating Margin Decrease	$(38)
Adjusted Operating Margin increased $4 million primarily due to the drivers above, adjusted for NCI.
Adjusted PTC increased $27 million, mainly driven by the increase in Adjusted Operating Margin described above, as well as a legal settlement in Panama in 2020 and a current year gain on pension plan buyout in Mexico.

98 | 2021 Annual Report

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
Eurasia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2021	2020	2019	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
Operating Margin	$216	$186	$188	$30	16%	$(2)	-1%
Adjusted Operating Margin (1)	162	142	148	20	14%	(6)	-4%
Adjusted PTC (1)	196	177	159	19	11%	18	11%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Fiscal year 2021 versus 2020
Operating Margin increased $30 million, or 16%, which was driven primarily by the following (in millions):

Increase at Kavarna and Maritza primarily driven by higher electricity prices in Bulgaria and higher generation	$19
Improved operational performance at Mong Duong	4
Other	7
Total Eurasia SBU Operating Margin Increase	$30
Adjusted Operating Margin increased $20 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $19 million driven by the increase in Adjusted Operating Margin described above.
Fiscal year 2020 versus 2019
Operating Margin decreased $2 million, or 1%, which was driven primarily by the following (in millions):

Impact of the sale of Kilroot and Ballylumford businesses in June 2019	$(6)
Other	4
Total Eurasia SBU Operating Margin Decrease	$(2)
Adjusted Operating Margin decreased $6 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $18 million, primarily driven by lower interest expense due to regular debt repayments in Bulgaria and a positive variance in OPGC equity earnings, partially offset by the decrease in Adjusted Operating Margin discussed above.

99 | 2021 Annual Report

Key Trends and Uncertainties
During 2022 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses, and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of this Form 10-K.
Operational
COVID-19 Pandemic — The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets intermittently in the last two years. Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We derive approximately 85% of our total revenues from our regulated utilities and long-term sales and supply contracts or PPAs at our generation businesses, which contributes to a relatively stable revenue and cost structure at most of our businesses. In 2021, our operational locations continued to experience the impact of, and recovery from, the COVID-19 pandemic. Across our global portfolio, our utilities businesses have generally performed in line with our expectations consistent with a recovery from the COVID-19 pandemic. While we cannot predict the length and magnitude of the pandemic, including the impact of current or future variants, or how it could impact global economic conditions, a delayed recovery with respect to demand may adversely impact our financial results for 2022. Also see Item 1A.—Risk Factors of this Form 10-K.
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
Trade Restrictions and Supply Chain — In recent years, increased tensions between the U.S. and China have resulted in policies that restrict or increase costs on trade, such as tariffs and import restrictions, that have impacted the renewable energy industry. While we have been able to largely mitigate any material impacts so far, China is the largest supplier of raw materials and components used in solar panels. Imports of solar panels into the U.S. from China and Southeast Asia have been delayed or challenged in certain instances. In addition, substantial shortages in shipping services and disruptions in global supply chain, recent disruptions specific to solar panel imports including the uncertainty around the application of additional tariffs on solar panel imports from Southeast Asia, and the potential detainment of panels by U.S. Customs and Border Protection has further challenged the supply chain related to renewable energy. While we have contracted and substantially secured our expected requirements for U.S. solar panels for 2022, these disruptions may persist and impact our suppliers’ ability or willingness to meet their contractual agreements. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewables projects.
Macroeconomic and Political
The macroeconomic and political environments in some countries where our subsidiaries conduct business have changed during 2021. This could result in significant impacts to tax laws and environmental and energy policies. Additionally, we operate in multiple countries and as such are subject to volatility in exchange rates at the

100 | 2021 Annual Report

subsidiary level. See Item 7A.—Quantitative and Qualitative Disclosures About Market Risk for further information.
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
Chile — On December 19, 2021, Gabriel Boric was elected president of Chile with 56 percent of the vote in the second round. Boric will take office on March 11, 2022, after two years of political and social turmoil in Chile driven by massive protests over inequality, leading the country through the process of writing a new constitution. Boric has declared his goal of introducing significant reforms in key areas such as pensions, education, labor, and health services. To mitigate the fiscal impact of these initiatives, Boric also declared his intention to introduce a tax reform to increase mining royalties and increase income, emissions, and wealth taxes among other changes. These and other initiatives could result in regulatory or policy changes that may affect our results of operations in Chile.
The Chilean government held a referendum in October 2020, which determined that a new constitution will be drafted by a constitutional convention. A second vote was held alongside municipal and gubernatorial elections in April 2021 to elect the members of the constitutional convention. A third vote, which is expected to occur in 2022, would accept or reject the new constitution after it is drafted.
In November 2019, the Chilean government enacted Law 21,185 that establishes a Stabilization Fund for regulated energy prices. Historically, the government updated the prices for regulated energy contracts every six months to reflect the indexation the contracts have to exchange rates and commodities prices. The new law freezes regulated prices and does not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated into pricing in 2023. Consequently, costs incurred in excess of the July 1, 2019 price will be accumulated and borne by generators. The receivables will be paid by distribution companies and the face value will be recognized by a Tariff Decree issued by the regulator every six months. In December 2020, AES Andes executed an agreement for the sale of the receivables generated pursuant the Tariff Stabilization Law at a discount. See Note 7—Financing Receivables included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
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
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Puerto Rico and AES Ilumina’s non-recourse debt of $201 million and $29 million, respectively, continue to be in technical default and are classified as current as of December 31, 2021. The Company is in compliance with its debt payment obligations as of December 31, 2021.
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

101 | 2021 Annual Report

along with management’s decision on how to best achieve our decarbonization goals resulted in an indicator of impairment at its asset group in Puerto Rico. The Company performed an impairment analysis and determined that the carrying amount of its coal-fired long-lived assets was not recoverable. As a result, the Company recognized asset impairment expense of $475 million.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $79 million is recoverable as of December 31, 2021.
Reference Rate Reform — In July 2017, the United Kingdom Financial Conduct Authority announced that it intends to phase out LIBOR. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. On March 5, 2021, the Financial Conduct Authority ("FCA") announced the future cessation or non-representativeness of the LIBOR benchmark settings, to cease publication of one-week and two-month USD LIBOR rates by December 31, 2021, and extending the cessation dates for the overnight, one-month, three-month, six-month, and 12-month USD LIBOR rates through June 30, 2023. AES holds a substantial amount of debt and derivative contracts referencing LIBOR as an interest rate benchmark. In order to facilitate an organized transition from LIBOR to alternative benchmark rate(s), AES has established a process to measure and mitigate risks associated with the cessation of LIBOR. As part of this initiative, alternative benchmark rates have been, and continue to be, assessed, and implemented for newly executed agreements. Many of AES’ existing agreements include provisions designed to facilitate an orderly transition from LIBOR, and interest rate derivatives address the LIBOR transition through the adoption of the ISDA 2020 IBOR Fallbacks Protocol and subsequent amendments. To the extent that the terms of the credit agreements and derivative instruments do not align following the cessation of LIBOR rates, AES will seek to negotiate contract amendments with counterparties or additional derivatives contracts.
Global Tax — The macroeconomic and political environments in the U.S. and some countries where our subsidiaries conduct business have changed during 2020 and 2021. This could result in significant impacts to tax law. For example, the “American Rescue Plan Act of 2021” was signed into law on March 11, 2021. The $1.9 trillion act includes COVID-19 relief as well as broader stimulus, but also includes several revenue-raising and business tax provisions. Two corporate income tax increases partially offset the cost of the bill: the elimination of a beneficial foreign tax credit rule, and the expansion of executive compensation deduction limits effective in 2027.
In the third quarter of 2021, both the United States Senate and the United States House of Representatives passed $3.5 trillion budget resolutions as a first step to the budget reconciliation process that could include U.S. corporate and international tax reforms. As part of the reconciliation process, the House Ways and Means Committee marked up a version of the “Build Back Better Act”. The Build Back Better Act included U.S. corporate and international tax reform proposals that would increase the U.S. corporate income tax rate, modify the GILTI rules, create additional interest deduction limitations and provide clean energy incentives, among others. The Company believes it would benefit from the clean energy initiatives, though the tax implications may be unfavorable in the short term. As of the filing date, this legislation has not been voted on in the United States Senate.
With respect to international tax reform, in the third quarter of 2021,132 member countries of the OECD “Inclusive Framework” group released a statement announcing a coordinated framework that would reallocate taxing rights over the profits of multinational corporations and establish a global minimum tax at a 15% rate. On December 20, 2021 the OECD released a set of Model Rules related to the so-called Pillar 2 global minimum tax known as the Global Anti-Base Erosion (GloBE). On December 22, 2021, the European Commission proposed a draft Directive establishing a global minimum level of taxation. The proposal, if approved by all 27 EU Member States, would require each Member State to transpose the Directive into their respective national laws by December 31, 2022 for the Income Inclusion Rule to come into effect as of January 1, 2023 and the Under Taxed Payments Rule to come into effect January 1, 2024. The Subject to Tax Rule was excluded from the draft Directive. These Rules, collectively, comprise the main facets of the GloBE. The potential impact to the Company is not known, but may be material. Implementation of the framework would require multilateral agreement and/or country specific legislative action, including in the U.S.
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

102 | 2021 Annual Report

development projects that could negatively impact their competitiveness. Our utility businesses do allow for recovering of operations and maintenance costs through the regulatory process, which may have timing impacts on recovery.
Alto Maipo
The Company's subsidiary, Alto Maipo, is currently constructing a hydroelectric facility near Santiago, Chile which is approximately 99% complete and started generating energy in the fourth quarter of 2021 as part of the commissioning process. The Alto Maipo project (the “Project”) has experienced significant construction difficulties, which resulted in a substantial increase in project costs over the original budget and led to a series of negotiations that resulted in securing additional funding from creditors and additional equity injections from AES Andes.
On March 17, 2017, Alto Maipo completed the first financial and legal restructuring of the Project. Following this restructuring, Alto Maipo terminated a construction contract with Constructora Nuevo Maipo S.A. (“CNM”) as a result of CNM’s failure to perform. On July 3, 2017, CNM filed a claim against Alto Maipo before the International Chamber of Commerce (“ICC”) for cost overruns and contract termination. Prior to this claim, Alto Maipo issued an arbitration request before the ICC for multiple contract breaches by CNM. See Item 3.—Legal Proceedings in this Form 10-K for further information and status of the proceedings.
In February 2018, Alto Maipo signed an amended EPC contract with Strabag, which increased the scope of the original contract to incorporate CNM’s work and was approved by the creditors in May 2018 as part of the second restructuring of the Project.
On August 27, 2021, Alto Maipo updated its creditors with respect to the construction budget and long-term business plan for the Project, which considers different scenarios for spot prices, decarbonization initiatives, and hydrological conditions, among other significant variables. Under some of these scenarios, Alto Maipo may experience reduced future cash flows, which would limit its ability to repay debt. Alto Maipo’s management initiated negotiations with its creditors to restructure its obligations and achieve a sustainable long-term capital structure for Alto Maipo.
On November 17, 2021, Alto Maipo SpA commenced a reorganization proceeding in accordance with Chapter 11 of the U.S. Bankruptcy Code, through a voluntary petition. Consequently, after Chapter 11 filing, The AES Corporation is no longer considered to have control over Alto Maipo and, therefore, derecognized Alto Maipo from its Consolidated Balance Sheets and recognized an after-tax loss of approximately $1.2 billion, net of noncontrolling interests, in the Consolidated Statement of Operations in the fourth quarter of 2021, associated with the loss of control attributable to the former controlling interest.
Alto Maipo is party to a restructuring support agreement to which holders of more than 78% of the outstanding senior indebtedness are party, and which contemplates a plan of reorganization in which AES Andes will own all of the equity of the reorganized company. If Alto Maipo is unable to renegotiate the terms of its financial arrangements with its creditors and is unable to meet its obligations under those arrangements as they come due, the creditors may enforce their rights under the credit agreements. These finance agreements are non-recourse with respect to The AES Corporation.
Decarbonization Initiatives
Several initiatives have been announced by regulators and offtakers in recent years, with the intention of reducing GHG emissions generated by the energy industry. Our strategy of shifting towards clean energy platforms, including renewable energy, energy storage, LNG, and modernized grids is designed to position us for continued growth while reducing our carbon intensity. The shift to renewables has caused certain customers to migrate to other low-carbon energy solutions and this trend may continue. Certain of our contracts contain clauses designed to compensate for early contract terminations, but we cannot guarantee full recovery. In February 2022, the Company announced its intent to exit coal generation by year-end 2025 versus our prior expectation of a reduction to below 10% by year-end 2025, subject to necessary approvals. Although the Company cannot currently estimate the financial impact of these decarbonization initiatives, new legislative or regulatory programs further restricting carbon emissions could require material capital expenditures, result in a reduction of the estimated useful life of certain coal facilities, or have other material adverse effects on our financial results. For further discussion of our strategy of shifting towards clean energy platforms see Item 1—Executive Summary.
Chilean Decarbonization Plan — The Chilean government has announced an initiative to phase out coal power plants by 2040 and achieve carbon neutrality by 2050. On June 4, 2019, AES Andes signed an agreement

103 | 2021 Annual Report

with the Chilean government to cease the operation of two coal units for a total of 322 MW as part of the phase-out. Under the agreement, Ventanas 1 (114 MW) will cease operation in November 2022 and Ventanas 2 (208 MW) in May 2024; however AES Andes has announced its intention to accelerate the disconnection of these units. On December 26, 2020, the Chilean government issued Supreme Decree Number 42, which allows coal plants to remain connected to the grid in “strategic reserve status” for five years after ceasing operations, receive a reduced capacity payment, and dispatch, if necessary, to ensure the electric system’s reliability. On December 29, 2020, Ventanas 1 ceased operation and entered "strategic reserve status." Ventanas 2 is also expected to enter "strategic reserve status" in September 2022. On July 6, 2021, AES Andes and the Chilean government signed an amendment to the decarbonization agreement to include the Ventanas 3 (267 MW), Ventanas 4 (270 MW), Angamos 1 (277 MW), and Angamos 2 (281 MW) plants. The plants will be available for disconnection after January 2025, subject to system reliability and sufficiency. The Company performed an impairment analysis at June 30, 2021 and determined the carrying amounts of these asset groups were not recoverable. As a result, AES Andes recognized asset impairment expense of $804 million ($540 million net of NCI). See Item 1—Business—South America SBU—Chile for further discussion. Considering the information available as of the filing date, management believes the carrying amount of our coal-fired long-lived assets in Chile of $1.1 billion is recoverable as of December 31, 2021.
Puerto Rico Energy Public Policy Act — On April 11, 2019, the Governor of Puerto Rico signed the Puerto Rico Energy Public Policy Act (“the Act”) establishing guidelines for grid efficiency and eliminating coal as a source for electricity generation by January 1, 2028. The Act supports the accelerated deployment of renewables through the Renewable Portfolio Standard and the conversion of coal generating facilities to other fuel sources, with compliance targets of 40% by 2025, 60% by 2040, and 100% by 2050. AES Puerto Rico’s long-term PPA with PREPA expires November 30, 2027. PREPA and AES Puerto Rico have discussed different strategic alternatives, but have yet to reach any agreement. Any agreement that may be reached would be subject to lender and regulatory approval, including that of the Oversight Board that filed for bankruptcy on behalf of PREPA. As described under Macroeconomic and Political above, additional factors arose in the first quarter of 2021 with respect to the disposal of coal combustion residuals, which contributed to the Company recognizing an asset impairment expense of $475 million. Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $79 million is recoverable as of December 31, 2021.
Hawaii — In July 2020, the Hawaii State Legislature passed a bill that will prohibit AES Hawaii from generating electricity from coal after December 31, 2022. This bill will restrict the Company from contracting the asset beyond the expiration of its existing PPA, and as a result, AES plans to retire the AES Hawaii coal facility in 2022. Considering the information available as of the filing date, management believes the carrying amount of our coal-fired long-lived assets in Hawaii of $14 million is recoverable as of December 31, 2021.
For further information about the risks associated with decarbonization initiatives, see Item 1A.—Risk Factors—Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in this Form 10-K.
Regulatory
AES Maritza PPA Review — DG Comp is conducting a preliminary review of whether AES Maritza’s PPA with NEK is compliant with the European Union's State Aid rules. No formal investigation has been launched by DG Comp to date. However, AES Maritza has been engaging in discussions with the DG Comp case team and the Government of Bulgaria ("GoB") to attempt to reach a negotiated resolution of the DG Comp’s review ("PPA Discussions"). The PPA Discussions are ongoing and the PPA continues to remain in place. However, there can be no assurance that, in the context of the PPA Discussions, the other parties will not seek a prompt termination of the PPA.
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions involve a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict the outcome of the PPA Discussions or when those discussions will conclude. Nor can we predict how DG Comp might resolve its review if the PPA Discussions fail to result in an agreement concerning the agency's review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated

104 | 2021 Annual Report

agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operation, and cash flows.
Considering the information available as of the filing date, management believes the carrying value of our long-lived assets at Maritza of approximately $959 million is recoverable as of December 31, 2021.
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate. In 2019 there was a significant devaluation in the Argentine peso against the USD, which had an impact on our 2019 results. Continued material devaluation of the Argentine peso against the USD could have an impact on our future results. The Argentine economy continues to be considered highly inflationary under U.S. GAAP; as such, all of our Argentine businesses are reported using the USD as the functional currency. For additional information, refer to Item 7A.—Quantitative and Qualitative Disclosures About Market Risk.
Impairments
Long-lived Assets — During the year ended December 31, 2021, the Company recognized asset impairment expense of $1.6 billion. See Note 22—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information. After recognizing these impairment expenses, the carrying value of our long-lived assets that were assessed for impairment in 2021 totaled $243 million at December 31, 2021.
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
Goodwill — The Company currently has no reporting units considered to be "at risk". A reporting unit is considered "at risk" when its fair value does not exceed its carrying amount by 10%. The Company monitors its reporting units at risk of impairment for interim impairment indicators, and believes that the estimates and assumptions used in the calculations are reasonable as of December 31, 2021. Should the fair value of any of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, regulatory changes, or other adverse conditions, goodwill impairment charges may be necessary in future periods.
Capital Resources and Liquidity
Overview
As of December 31, 2021, the Company had unrestricted cash and cash equivalents of $943 million, of which $41 million was held at the Parent Company and qualified holding companies. The Company had $232 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $541 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $14.8 billion and $3.8 billion, respectively. Of the $1.4 billion of our current non-recourse debt, $1.1 billion was presented as such because it is due in the next twelve months and $237 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents, of which $230 million is due to the bankruptcy of the offtaker.
We expect current maturities of non-recourse debt to be repaid from net cash provided by operating activities of the subsidiary to which the debt relates, through opportunistic refinancing activity, or some combination thereof. We have $25 million of recourse debt which matures within the next twelve months. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.

105 | 2021 Annual Report

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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company's only material unhedged exposure to variable interest rate debt relates to drawings of $365 million under its revolving credit facility. On a consolidated basis, of the Company's $18.8 billion of total gross debt outstanding as of December 31, 2021, approximately $2.4 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $1.1 billion of our floating rate non-recourse exposure as variable rate instruments act as a natural hedge against inflation in Brazil.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project's non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business' obligations up to the amount provided for in the relevant guarantee or other credit support. As of December 31, 2021, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $2.2 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company's split rating, some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of December 31, 2021, we had $119 million in letters of credit outstanding provided under our unsecured credit facilities, and $48 million in letters of credit outstanding provided under our revolving credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the year ended December 31, 2021, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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

106 | 2021 Annual Report

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
Long-Term Receivables
As of December 31, 2021, the Company had approximately $58 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Argentina and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond December 31, 2022, or one year from the latest balance sheet date. The majority of Argentine receivables have been converted into long-term financing for the construction of power plants. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government. A portion relates to the extension of existing PPAs with the addition of renewable energy. See Note 7—Financing Receivables included in Item 8.—Financial Statements and Supplementary Data, Item 1.—Business—South America SBU—Argentina—Regulatory Framework and Market Structure, and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operation—Key Trends and Uncertainties—Macroeconomic and Political—Chile of this Form 10-K for further information.
As of December 31, 2021, the Company had approximately $1.2 billion of loans receivable primarily related to a facility constructed under a BOT contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant's PPA. In December 2020, Mong Duong met the held-for-sale criteria and the loan receivable balance, net of CECL reserve, was reclassified to held-for-sale assets. As of December 31, 2021, $91 million of the loan receivable balance was classified as Current held-for-sale assets and $1.1 billion was classified as Noncurrent held-for-sale assets on the Consolidated Balance Sheet. See Note 20—Revenue included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the year ended December 31, 2021 were debt financings, cash flows from operating activities, proceeds from the issuance of Equity Units, and sales of short-term investments. The primary uses of cash in the year ended December 31, 2021 were repayments of debt, capital expenditures, acquisitions of business interests, and purchases of short-term investments.
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

107 | 2021 Annual Report

A summary of cash-based activities are as follows (in millions):

	Year Ended December 31,
Cash Sources:	2021	2020	2019
Borrowings under the revolving credit facilities	$2,802	$2,420	$2,026
Net cash provided by operating activities	1,902	2,755	2,466
Issuance of non-recourse debt	1,644	4,680	5,828
Issuance of preferred stock	1,014	—	—
Sale of short-term investments	616	627	666
Contributions from noncontrolling interests	365	1	17
Affiliate repayments and returns of capital	320	158	131
Sales to noncontrolling interests	173	553	128
Issuance of preferred shares in subsidiaries	153	112	—
Proceeds from the sale of business interests, net of cash and restricted cash sold	95	169	178
Issuance of recourse debt	7	3,419	—
Other	55	—	132
Total Cash Sources	$9,146	$14,894	$11,572

Cash Uses:
Repayments under the revolving credit facilities	$(2,420)	$(2,479)	$(1,735)
Capital expenditures	(2,116)	(1,900)	(2,405)
Repayments of non-recourse debt	(2,012)	(4,136)	(4,831)
Acquisitions of business interests, net of cash and restricted cash acquired	(658)	(136)	(192)
Purchase of short-term investments	(519)	(653)	(770)
Contributions and loans to equity affiliates	(427)	(332)	(324)
Dividends paid on AES common stock	(401)	(381)	(362)
Distributions to noncontrolling interests	(284)	(422)	(427)
Purchase of emissions allowances	(265)	(188)	(137)
Acquisitions of noncontrolling interests	(117)	(259)	—
Payments for financing fees	(32)	(107)	(126)
Repayments of recourse debt	(26)	(3,366)	(450)
Payments for financed capital expenditures	(24)	(60)	(146)
Other	(188)	(220)	(98)
Total Cash Uses	$(9,489)	$(14,639)	$(12,003)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	$(343)	$255	$(431)
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative twelve month periods (in millions):

	December 31,			$ Change
Cash flows provided by (used in):	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating activities	$1,902	$2,755	$2,466	$(853)	$289
Investing activities	(3,051)	(2,295)	(2,721)	(756)	426
Financing activities	797	(78)	(86)	875	8

108 | 2021 Annual Report

Operating Activities
Fiscal Year 2021 versus 2020
Net cash provided by operating activities decreased $853 million for the year ended December 31, 2021, compared to December 31, 2020.
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
•Adjusted net income increased $799 million, primarily due to higher margins at our US and Utilities SBU, a decrease in current income tax expense at Angamos due to a timing difference in recognition of the early contract terminations with Minera Escondida and Minera Spence, and a decrease in interest expense, partially offset by lower margins at our South America SBU.
•Working capital requirements increased $1.7 billion, primarily due to a decrease in deferred income at Angamos due to revenue recognized from early contract terminations with Minera Escondida and Minera Spence in 2020, and a decrease in income tax liabilities.
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

109 | 2021 Annual Report

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
Investing Activities
Fiscal Year 2021 versus 2020
Net cash used in investing activities increased $756 million for the year ended December 31, 2021 compared to December 31, 2020.
Investing Cash Flows
(in millions)
•Acquisitions of business interests increased $522 million, primarily due to the AES Clean Energy acquisitions of New York Wind and Community Energy and the acquisitions of wind complexes at AES Brasil, partially offset by the prior year AES Panama acquisition of Penonome I.
•Contributions and loans to equity affiliates increased $95 million, primarily due to higher contributions to Fluence and Uplight, our equity method investments, partially offset by higher prior year contributions to sPower and to Gas Natural Atlántico II, which was previously recorded as an equity investment in Panama in the prior year and is now consolidated by AES.
•Repayments from equity affiliates increased $162 million, primarily due to an increase in loan repayments from sPower and Fluence, our equity method investments.
•Cash from short-term investing activities increased $123 million, primarily at AES Brasil as a result of lower net short-term investment purchases in 2021.
•Capital expenditures increased $216 million, discussed further below.

110 | 2021 Annual Report

Capital Expenditures
(in millions)
•Growth expenditures increased $190 million, primarily driven by higher TDSIC investments at AES Ohio and AES Indiana, and renewable projects at AES Clean Energy, AES Brasil, and AES Andes. This impact was partially offset by the completion of renewable energy projects in Argentina and the completion of the Southland repowering project.
•Maintenance expenditures increased $33 million, primarily due to increased expenditures at AES Andes, DPL, El Salvador, and Mexico, partially offset by prior year expenditures at Andres as a result of the steam turbine lightning damage, and by decreased expenditures at AES Indiana and Itabo, due to its sale in the current year.
•Environmental expenditures decreased $7 million, primarily due to the timing of payments in the prior year related to projects at AES Indiana.
Fiscal Year 2020 versus 2019
Net cash used in investing activities decreased $426 million for the year ended December 31, 2020 compared to December 31, 2019.
Investing Cash Flows
(in millions)
(1)Insurance proceeds are included within "Other investing" within the Consolidated Statements of Cash Flows in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
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

111 | 2021 Annual Report

Capital Expenditures
(in millions)
•Growth expenditures decreased $356 million, primarily driven by the timing of payments for the Southland repowering project, renewable energy projects in Argentina, and a pipeline project at Andres, as well as the completion of solar projects at AES Brasil, a wind project at AES Hawaii, and the Colon LNG facility in Panama. This impact was partially offset by higher investments at IPALCO and in renewable projects in Chile.
•Maintenance expenditures decreased $143 million, primarily due to prior year expenditures at Andres as a result of the steam turbine lightning damage and in Panama as a result of the Changuinola tunnel lining upgrade, as well as due to the timing of payments in the prior year at IPALCO.
•Environmental expenditures decreased $6 million, primarily due to the timing of payments in the prior year related to projects in Chile.
Financing Activities
Fiscal Year 2021 versus 2020
Net cash provided by financing activities increased $875 million for the year ended December 31, 2021 compared to December 31, 2020.
Financing Cash Flows
(in millions)
See Notes 11—Debt and 17—Equity in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for more information regarding significant debt and equity transactions, respectively.
•The $1 billion impact from issuance of preferred stock is due to the issuance of Equity Units at the Parent Company.
•The $405 million impact from Parent Company revolver transactions is primarily due to higher net borrowings in the current year.

112 | 2021 Annual Report

•The $364 million impact from contributions from noncontrolling interests is primarily due to contributions from minority interests at AES Clean Energy, IPALCO, and AES Andes, due to the preemptive rights offering to fund its renewable growth program.
•The $142 million impact from acquisitions of noncontrolling interests is due to the prior year acquisition of an additional 19.8% ownership interest in AES Brasil, partially offset by the first installment for the acquisition of the remaining 49.9% minority ownership interest in Colon.
•The $912 million impact from non-recourse debt transactions is primarily due to lower net borrowings at Panama, Southland Energy, Vietnam, and Argentina, and higher net repayments at AES Brasil, partially offset by higher net borrowings at AES Clean Energy and lower net repayments in Chile.
•The $380 million impact from sales to noncontrolling interests is primarily due to prior year proceeds received from the sale of a 35% ownership interest in Southland Energy.
•The $242 million impact from other financing activities is primarily driven by a decrease in distributions to noncontrolling interests, due to lower distributions to minority interests at AES Andes, AES Brasil, and Itabo, due to its sale in April 2021.
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
•The $453 million impact from non-recourse debt transactions is primarily due to lower net borrowings at Southland and Chile, partially offset by a decrease in net repayments at AES Brasil and DPL and higher net borrowings at AES Renewable Holdings, Panama, and Vietnam.
•The $290 million impact from Parent Company revolver transactions is primarily due to higher net repayments in the current year.
•The $259 million impact from acquisitions of noncontrolling interests is primarily due to the acquisition of an additional 19.8% ownership interest in AES Brasil.

113 | 2021 Annual Report

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

	December 31, 2021	December 31, 2020
Consolidated cash and cash equivalents	$943	$1,089
Less: Cash and cash equivalents at subsidiaries	(902)	(1,018)
Parent Company and qualified holding companies' cash and cash equivalents	41	71
Commitments under the Parent Company credit facility	1,250	1,000
Less: Letters of credit under the credit facility	(48)	(77)
Less: Borrowings under the credit facility	(365)	(70)
Borrowings available under the Parent Company credit facility	837	853
Total Parent Company Liquidity	$878	$924
The Parent Company paid dividends of $0.60 per outstanding share to its common stockholders during the year ended December 31, 2021. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $3.8 billion and $3.4 billion at December 31, 2021 and 2020, respectively. See Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our revolving credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on liens; restrictions and limitations on mergers and acquisitions and the disposition of assets; maintenance of certain financial ratios; and financial and other reporting requirements. As of December 31, 2021, we were in compliance with these covenants at the Parent Company level.
Non-Recourse Debt
While the lenders under our non-recourse debt financings generally do not have direct recourse to the Parent Company, defaults thereunder can still have important consequences for our results of operations and liquidity, including, without limitation:

114 | 2021 Annual Report

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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Consolidated Balance Sheets amounts to $1.4 billion. The portion of current debt related to such defaults was $237 million at December 31, 2021, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents, of which $230 million is due to the bankruptcy of the offtaker. See Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company's debt agreements as of December 31, 2021, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company's indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary" and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company's outstanding debt securities. A material subsidiary is defined in the Parent Company's revolving credit facility as any business that contributed 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters. As of December 31, 2021, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Contractual Obligations and Parent Company Contingent Contractual Obligations
A summary of our contractual obligations, commitments and other liabilities as of December 31, 2021 is presented below (in millions):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other	Footnote Reference(5)
Debt obligations (1) (2)	$18,815	$1,395	$2,252	$4,273	$10,895	$—	11
Interest payments on long-term debt (3)	6,180	832	1,292	1,013	3,043	—	n/a
Finance lease obligations (2)	277	8	16	13	240	—	14
Operating lease obligations (2)	632	32	59	53	488	—	14
Electricity obligations	8,804	714	1,121	1,075	5,894	—	12
Fuel obligations	5,509	1,882	2,038	1,476	113	—	12
Other purchase obligations	8,831	5,896	939	411	1,585	—	12
Other long-term liabilities reflected on AES' consolidated balance sheet under GAAP (2) (4)	823	—	556	17	241	9	n/a
Total	$49,871	$10,759	$8,273	$8,331	$22,499	$9
_____________________________
(1)Includes recourse and non-recourse debt presented on the Consolidated Balance Sheet. These amounts exclude finance lease liabilities which are included in the finance lease category.
(2)Excludes any businesses classified as held-for-sale. See Note 24—Held-for-Sale and Dispositions in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional information related to held-for-sale businesses.
(3)Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2021 and do not reflect anticipated future refinancing, early redemptions or new debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2021.
(4)These amounts do not include current liabilities on the Consolidated Balance Sheet except for the current portion of uncertain tax obligations. Noncurrent uncertain tax obligations are reflected in the "Other" column of the table above as the Company is not able to reasonably estimate the timing of the future payments. In addition, these amounts do not include: (1) regulatory liabilities (See Note 10—Regulatory Assets and Liabilities), (2) contingencies (See Note 13—Contingencies), (3) pension and other postretirement employee benefit liabilities (see Note 15—Benefit Plans), (4) derivatives and incentive compensation (See Note 6—Derivative Instruments and Hedging Activities) or (5) any taxes (See Note 23—Income Taxes) except for uncertain tax obligations, as the Company is not able to reasonably estimate the timing of future payments. See the indicated notes to the Consolidated Financial Statements included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional information on the items excluded.

115 | 2021 Annual Report

(5)For further information see the note referenced below in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
The following table presents our Parent Company's contingent contractual obligations as of December 31, 2021:

Contingent contractual obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,162	90	$0 — 400
Letters of credit under the unsecured credit facilities	119	31	$0 — 42
Letters of credit under the revolving credit facility	48	26	$0 — 16
Surety bond	2	2	$1
Total	$2,331	149
_____________________________
(1)     Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.
We have a diverse portfolio of performance-related contingent contractual obligations. These obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these obligations include change of control, construction cost overruns, subsidiary default, political risk, tax indemnities, spot market power prices, sponsor support and liquidated damages under power sales agreements for projects in development, in operation and under construction. While we do not expect that we will be required to fund any material amounts under these contingent contractual obligations beyond 2021, many of the events which would give rise to such obligations are beyond our control. We can provide no assurance that we will be able to fund our obligations under these contingent contractual obligations if we are required to make substantial payments thereunder.
Critical Accounting Policies and Estimates
The Consolidated Financial Statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. AES' significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
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

116 | 2021 Annual Report

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

117 | 2021 Annual Report

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

118 | 2021 Annual Report

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

119 | 2021 Annual Report

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
New Accounting Pronouncements
    See Note 1—General and Summary of Significant Accounting Policies included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information about new accounting pronouncements adopted during 2021 and accounting pronouncements issued, but not yet effective.
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
The disclosures presented in this Item 7A are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 7A. For further information regarding market risk, see Item 1A.—Risk Factors, Fluctuations in currency exchange rates may impact our financial results and position; Wholesale power prices may experience significant volatility in our markets which could impact our operations and opportunities for future growth; We may not be adequately hedged against our exposure to changes in commodity prices or interest rates; and Certain of our businesses are sensitive to variations in weather and hydrology of this 2021 Form 10-K.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2022, we project pre-tax earnings exposure on a 10% (uncorrelated) move in commodity prices to be approximately a $5 million gain for power and oil, a $5 million loss for coal, and a $15 million loss for natural gas. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company's downside exposure occurs

120 | 2021 Annual Report

with lower power, lower oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the MCAC SBU, our businesses have commodity exposure on unhedged volumes. Panama is highly contracted under financial and load-following PPA type structures, exposing the business to hydrology-based variance. To the extent hydrological inflows are greater than or less than the contract volumes, the business will be sensitive to changes in spot power prices which may be driven by oil and natural gas prices in some time periods. In the Dominican Republic, we own natural gas plants contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices. Additionally, the contract levels do not always match our generation availability and our assets may be sellers of spot prices in excess of contract levels or a net buyer in the spot market to satisfy contract obligations.
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

121 | 2021 Annual Report

AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES' portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward-looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distributions and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis, which could result in greater volatility in earnings. The largest foreign exchange risks over a 12-month forward-looking period stem from the following currencies: Brazilian real, Colombian peso, and Euro. As of December 31, 2021, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate are projected to be impacted by less than $(5) million for Brazilian real and less than $5 million each for Colombian peso and Euro. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2022 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of December 31, 2021, the portfolio's pre-tax earnings exposure for 2022 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $20 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.

122 | 2021 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Part A — Report of Independent Registered Public Accounting Firm
Our auditors are Ernst & Young LLP, located in Tysons, Virginia. Their PCAOB ID number is 42.
Part B — Financial Statements and Supplementary Data

123 | 2021 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The AES Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The AES Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022, expressed an unqualified opinion thereon.
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

124 | 2021 Annual Report

Goodwill Impairment Evaluation of the AES Andes Reporting Unit
Description of the Matter
At December 31, 2021, the Company’s goodwill balance was $1,177 million, of which $644 million relates to the AES Andes reporting unit. As disclosed in Note 1 to the consolidated financial statements, the Company’s goodwill is tested for impairment at least annually at the reporting unit level. The goodwill impairment test at the AES Andes reporting unit involves the use of significant unobservable inputs to determine the fair value of the reporting unit. This estimate of fair value is compared to the carrying value of the reporting unit to determine whether goodwill is impaired.
Auditing the Company's measurement of the fair value of the AES Andes reporting unit involved a high degree of subjectivity given the lack of observable inputs to estimate the reporting unit’s fair value. Key inputs that had a significant impact on the valuation included the prospective financial information (including the estimated growth in renewable projects, forward electricity prices and developments in the Chilean capacity market) and the discount rate, which were forward-looking and based upon expectations about future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process at the AES Andes reporting unit. For example, we tested controls over management’s review of the valuation model, the significant assumptions used to develop the estimates, and the completeness and accuracy of the data used in the valuations.
To test the estimated fair value of the Company’s AES Andes reporting unit, we performed audit procedures that included, among others, assessing the methodologies used to develop the estimate of fair value, testing the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends as well as historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the overall methodologies and the discount rate used in the fair value estimate.

Identification and Valuation of Long-Lived Asset Impairments and Re-evaluation of Useful Lives
Description of the Matter
At December 31, 2021, the Company's property, plant and equipment had an aggregate net carrying value of approximately $19,906 million. As disclosed in Note 1 to the consolidated financial statements, when circumstances indicate the carrying amount of long-lived assets in a held-for-use asset group may not be recoverable, the Company evaluates the assets for potential impairment and re-evaluates the remaining useful life. These circumstances may include, but are not limited to, changes in the regulatory environment, demand, power prices or fuel costs, technological advancements, physical deterioration, or an expectation it is more likely than not that the asset will be disposed of before the end of its useful life. In 2021, as disclosed in Footnote 22 to the consolidated financial statements, the Company recognized a total asset impairment expense of $1,575 million, primarily related to the Company’s Puerto Rico, Ventanas 3 & 4 and Angamos asset groups.

125 | 2021 Annual Report

Auditing the Company's identification and evaluation of impairment indicators involved significant auditor judgment considering the many geographic, regulatory, and economic environments in which the Company operates. Similarly, auditing the Company’s re-evaluation of useful lives required a high degree of subjectivity, particularly as it related to the Company’s coal generation assets given the Company’s decarbonization initiatives and the potential risks associated with climate change that have led to increased regulation and other actions. These audit procedures required an evaluation of a wide variety of circumstances for potential changes in useful lives or impairment indicators. In addition, auditing the Company’s valuation of long-lived asset impairments involved significant judgment related to the estimation of the asset groups’ fair value. There was a high degree of subjectivity given the lack of observable inputs to estimate the fair value. Key inputs that had a significant impact on the valuation included the prospective financial information (including the expected retirement dates of the plants and the probabilities assigned to the different scenarios) and the discount rate, which were forward-looking and based upon expectations about future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the identification of impairment indicators, estimation of useful lives (including any changes if necessary) and valuation of the long-lived asset impairments. For example, we tested management’s monitoring controls over businesses that have had been affected or are expected to be affected by the circumstances above. Our testing also included management’s review controls of the valuation model, the significant assumptions used to develop the estimates, and the completeness and accuracy of the data used in the valuations.
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
When testing the impairment analyses for AES Puerto Rico, Ventanas and Angamos, our audit procedures included, among others, obtaining an understanding of management’s strategic view of the plants given the regulatory changes, evaluating management’s assessment of the lowest level of identifiable cash flows, assessing the appropriateness of methodologies, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, latest regulations as well as historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the asset groups that would result from changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the overall methodology and the discount rate used in the fair value estimate.

126 | 2021 Annual Report

Accounting for the Merger of sPower and Distributed Energy Development Platforms
Description of the Matter
As disclosed in Footnote 25 to the consolidated financial statements, the Company completed the merger of the sPower and AES Renewable Holdings development platforms to form AES Clean Energy Development in 2021. As part of the transaction, AES acquired an additional 25% ownership interest in the sPower development platform in exchange for a 25% ownership interest in specifically identified development entities of AES Renewable Holdings, certain future exit rights in the new partnership, and $7 million of cash. The acquisition of the sPower development platform was accounted for as a step acquisition as a result of the Company’s previously held interest. The sPower development assets were remeasured at their acquisition-date fair values resulting in a $214 million gain. The Company also recorded goodwill of $45 million representing the difference between the fair value of the consideration transferred and the fair value of the identifiable assets acquired and liabilities assumed.
Auditing the Company’s accounting for the merger was complex due to the significant estimation in management’s determination of the fair value of the non-cash consideration transferred as well as the acquired assets. Specifically, the fair value of the sPower development pipeline and the intangible assets associated with the contracted and uncontracted projects acquired from sPower involved significant estimation uncertainty. The estimation uncertainty was primarily related to underlying assumptions about the future performance of the development projects or other unobservable inputs. The Company used a discounted cash flow model to measure the fair value of the development pipeline and acquired intangible assets. The significant assumptions used included discount rates and certain assumptions that form the basis of the forecasted results (e.g., pipeline capacity, developer profit, probability of project completion and expected timing of completion). These significant assumptions were forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the step acquisition. For example, we tested controls over the recognition and measurement of the consideration transferred and intangible assets acquired, including management’s review of the valuation models, the significant assumptions used to develop the estimates, and the completeness and accuracy of the data used in the valuations.
To test the estimated fair value of the development pipeline and intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions used by management to third-party industry data, the Company’s budgets and forecasts as well as historical results. We also involved valuation specialists to assist in our evaluation of the overall methodology and the discount rates used in the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
Tysons, Virginia
February 28, 2022

Consolidated Balance Sheets
December 31, 2021 and 2020

	2021	2020
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$943	$1,089
Restricted cash	304	297
Short-term investments	232	335
Accounts receivable, net of allowance for doubtful accounts of $5 and $13, respectively	1,418	1,300
Inventory	604	461
Prepaid expenses	142	102
Other current assets	897	726
Current held-for-sale assets	816	1,104
Total current assets	5,356	5,414
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	426	417
Electric generation, distribution assets and other	25,552	26,707
Accumulated depreciation	(8,486)	(8,472)
Construction in progress	2,414	4,174
Property, plant and equipment, net	19,906	22,826
Other Assets:
Investments in and advances to affiliates	1,080	835
Debt service reserves and other deposits	237	441
Goodwill	1,177	1,061
Other intangible assets, net of accumulated amortization of $385 and $330, respectively	1,450	827
Deferred income taxes	409	288
Other noncurrent assets, net of allowance of $23 and $21, respectively	2,188	1,660
Noncurrent held-for-sale assets	1,160	1,251
Total other assets	7,701	6,363
TOTAL ASSETS	$32,963	$34,603
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,153	$1,156
Accrued interest	182	191
Accrued non-income taxes	266	257
Deferred income	85	438
Accrued and other liabilities	1,120	1,223
Non-recourse debt, including $302 and $336, respectively, related to variable interest entities	1,367	1,430
Current held-for-sale liabilities	559	667
Total current liabilities	4,732	5,362
NONCURRENT LIABILITIES
Recourse debt	3,729	3,446
Non-recourse debt, including $2,223 and $3,918, respectively, related to variable interest entities	13,603	15,005
Deferred income taxes	977	1,100
Other noncurrent liabilities	3,358	3,241
Noncurrent held-for-sale liabilities	740	857
Total noncurrent liabilities	22,407	23,649
Commitments and Contingencies (see Notes 12 and 13)
Redeemable stock of subsidiaries	1,257	872
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at December 31, 2021)	825	—
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 818,717,043 issued and 666,793,625 outstanding at December 31, 2021 and 818,398,654 issued and 665,370,128 outstanding at December 31, 2020)	8	8
Additional paid-in capital	7,119	7,561
Accumulated deficit	(1,089)	(680)
Accumulated other comprehensive loss	(2,220)	(2,397)
Treasury stock, at cost (151,923,418 and 153,028,526 shares at December 31, 2021 and December 31, 2020, respectively)	(1,845)	(1,858)
Total AES Corporation stockholders’ equity	2,798	2,634
NONCONTROLLING INTERESTS	1,769	2,086
Total equity	4,567	4,720
TOTAL LIABILITIES AND EQUITY	$32,963	$34,603
See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
Years ended December 31, 2021, 2020, and 2019

	2021	2020	2019
	(in millions, except per share amounts)
Revenue:
Regulated	$2,868	$2,661	$3,028
Non-Regulated	8,273	6,999	7,161
Total revenue	11,141	9,660	10,189
Cost of Sales:
Regulated	(2,448)	(2,235)	(2,484)
Non-Regulated	(5,982)	(4,732)	(5,356)
Total cost of sales	(8,430)	(6,967)	(7,840)
Operating margin	2,711	2,693	2,349
General and administrative expenses	(166)	(165)	(196)
Interest expense	(911)	(1,038)	(1,050)
Interest income	298	268	318
Loss on extinguishment of debt	(78)	(186)	(169)
Other expense	(60)	(53)	(80)
Other income	410	75	145
Gain (loss) on disposal and sale of business interests	(1,683)	(95)	28
Asset impairment expense	(1,575)	(864)	(185)
Foreign currency transaction gains (losses)	(10)	55	(67)
Other non-operating expense	—	(202)	(92)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(1,064)	488	1,001
Income tax benefit (expense)	133	(216)	(352)
Net equity in losses of affiliates	(24)	(123)	(172)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(955)	149	477
Gain from disposal of discontinued businesses, net of income tax expense of $1, $0, and $0, respectively	4	3	1
NET INCOME (LOSS)	(951)	152	478
Less: Loss (income) from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	542	(106)	(175)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(409)	$46	$303
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(413)	$43	$302
Income from discontinued operations, net of tax	4	3	1
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(409)	$46	$303
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.62)	$0.06	$0.46
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	0.01	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.61)	$0.07	$0.46
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.62)	$0.06	$0.45
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	0.01	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.61)	$0.07	$0.45

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2021, 2020, and 2019

	2021	2020	2019
	(in millions)
NET INCOME	$(951)	$152	$478
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax (expense) benefit of $0, $(8), and $1, respectively	(130)	(52)	(33)
Reclassification to earnings, net of $0 income tax for all periods	3	192	23
Total foreign currency translation adjustments	(127)	140	(10)
Derivative activity:
Change in derivative fair value, net of income tax benefit of $1, $110, and $74, respectively	5	(368)	(265)
Reclassification to earnings, net of income tax expense of $105, $17, and $12, respectively	387	74	42
Total change in fair value of derivatives	392	(294)	(223)
Pension activity:
Change in pension adjustments due to prior service cost, net of $0 income tax for all periods	—	1	1
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax (expense) benefit of $(10), $4, and $10, respectively	26	(14)	(23)
Reclassification to earnings, net of income tax expense of $3, $0, and $13, respectively	1	—	28
Total pension adjustments	27	(13)	6
OTHER COMPREHENSIVE INCOME (LOSS)	292	(167)	(227)
COMPREHENSIVE INCOME (LOSS)	(659)	(15)	251
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	438	4	(102)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(221)	$(11)	$149

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity
Years ended December 31, 2021, 2020, and 2019

	THE AES CORPORATION STOCKHOLDERS
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	817.2	$8	154.9	$(1,878)	$8,154	$(1,005)	$(2,071)	$2,396
Net income	—	—	—	—	—	—	—	303	—	182
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	—	(10)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(166)	(57)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	12	(6)
Total other comprehensive loss	—	—	—	—	—	—	—	—	(154)	(73)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	—	—	10	(4)	—
Fair value adjustment (2)	—	—	—	—	—	—	(6)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(415)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	7
Sales to noncontrolling interests			—	—	—	—	(5)	—	—	136
Dividends declared on common stock ($0.5528/share)	—	—	—	—	—	—	(367)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.6	—	(1.0)	11	—	—	—	—
Balance at December 31, 2019	—	$—	817.8	$8	153.9	$(1,867)	$7,776	$(692)	$(2,229)	$2,233
Net income	—	—	—	—	—	—	—	46	—	98
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	192	(52)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(237)	(29)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	(12)	(1)
Total other comprehensive loss	—	—	—	—	—	—	—	—	(57)	(82)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	—	—	(34)	—	(16)
Fair value adjustment (2)	—	—	—	—	—	—	(4)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(419)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(89)	—	(121)	(49)
Sales to noncontrolling interests	—	—	—	—	—	—	260	—	9	210
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	1	111
Dividends declared on AES common stock ($0.5804/share)	—	—	—	—	—	—	(386)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.6	—	(0.9)	9	4	—	—	—
Balance at December 31, 2020	—	$—	818.4	$8	153.0	$(1,858)	$7,561	$(680)	$(2,397)	$2,086
Net loss	—	—	—	—	—	—	—	(409)	—	(536)
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(83)	(44)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	247	126
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	24	3
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	188	85
Fair value adjustment (2)	—	—	—	—	—	—	(4)	—	—	—
Disposition of business interests (3)	—	—	—	—	—	—	—	—	—	(132)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(281)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(9)	—	(11)	(4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	220
Sales to noncontrolling interests	—	—	—	—	—	—	(7)	—	—	180
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	151
Issuance of preferred stock	1.0	825	—	—	—	—	(16)	—	—	—
Dividends declared on AES common stock ($0.6095/share)	—	—	—	—	—	—	(406)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.3	—	(1.0)	13	—	—	—	—
Balance at December 31, 2021	1.0	$825	818.7	$8	152.0	$(1,845)	$7,119	$(1,089)	$(2,220)	$1,769
(1) See Note 1—General and Summary of Significant Accounting Policies for further information.
(2) Adjustment to record the redeemable stock of Colon at fair value.
(3) See Note 24—Held-for-Sale and Dispositions for further information.

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years ended December 31, 2021, 2020, and 2019

	2021	2020	2019
OPERATING ACTIVITIES:	(in millions)
Net income (loss)	$(951)	$152	$478
Adjustments to net income (loss):
Depreciation and amortization	1,056	1,068	1,045
Loss (gain) on disposal and sale of business interests	1,683	95	(28)
Impairment expense	1,575	1,066	277
Deferred income taxes	(406)	(233)	(8)
Provisions for (reversals of) contingencies	(10)	(186)	3
Loss on extinguishment of debt	78	186	169
Gain on remeasurement to acquisition date fair value	(254)	—	—
Loss of affiliates, net of dividends	36	128	194
Emissions allowance expense	337	135	143
Other	120	54	232
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(170)	48	73
(Increase) decrease in inventory	(93)	(20)	28
(Increase) decrease in prepaid expenses and other current assets	(168)	13	42
(Increase) decrease in other assets	(285)	(134)	(20)
Increase (decrease) in accounts payable and other current liabilities	(251)	(186)	(6)
Increase (decrease) in income tax payables, net and other tax payables	(271)	59	(83)
Increase (decrease) in deferred income	(314)	431	28
Increase (decrease) in other liabilities	190	79	(101)
Net cash provided by operating activities	1,902	2,755	2,466
INVESTING ACTIVITIES:
Capital expenditures	(2,116)	(1,900)	(2,405)
Acquisitions of business interests, net of cash and restricted cash acquired	(658)	(136)	(192)
Proceeds from the sale of business interests, net of cash and restricted cash sold	95	169	178
Sale of short-term investments	616	627	666
Purchase of short-term investments	(519)	(653)	(770)
Contributions and loans to equity affiliates	(427)	(332)	(324)
Affiliate repayments and returns of capital	320	158	131
Purchase of emissions allowances	(265)	(188)	(137)
Other investing	(97)	(40)	132
Net cash used in investing activities	(3,051)	(2,295)	(2,721)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	2,802	2,420	2,026
Repayments under the revolving credit facilities	(2,420)	(2,479)	(1,735)
Issuance of recourse debt	7	3,419	—
Repayments of recourse debt	(26)	(3,366)	(450)
Issuance of non-recourse debt	1,644	4,680	5,828
Repayments of non-recourse debt	(2,012)	(4,136)	(4,831)
Payments for financing fees	(32)	(107)	(126)
Distributions to noncontrolling interests	(284)	(422)	(427)
Acquisitions of noncontrolling interests	(117)	(259)	—
Contributions from noncontrolling interests	365	1	17
Sales to noncontrolling interests	173	553	128
Issuance of preferred shares in subsidiaries	153	112	—
Issuance of preferred stock	1,014	—	—
Dividends paid on AES common stock	(401)	(381)	(362)
Payments for financed capital expenditures	(24)	(60)	(146)
Other financing	(45)	(53)	(8)
Net cash provided by (used in) financing activities	797	(78)	(86)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(46)	(24)	(18)
(Increase) decrease in cash, cash equivalents and restricted cash of held-for-sale businesses	55	(103)	(72)
Total increase (decrease) in cash, cash equivalents and restricted cash	(343)	255	(431)
Cash, cash equivalents and restricted cash, beginning	1,827	1,572	2,003
Cash, cash equivalents and restricted cash, ending	$1,484	$1,827	$1,572
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$815	$908	$946
Cash payments for income taxes, net of refunds	459	333	363
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Notes payable issued for the acquisition of business interests (see Notes 17 and 25)	258	47	—
Non-cash consideration transferred for Clean Energy acquisitions (see Note 25)	118	—	—
Dividends declared but not yet paid	105	100	95
Refinancing of non-recourse debt at Mong Duong	—	—	1,081
Contributions to equity affiliates	—	—	61
Partial reinvestment of consideration from the sPower transaction	—	—	58
See Accompanying Notes to Consolidated Financial Statements.

132 | Notes to Consolidated Financial Statements | December 31, 2021, 2020 and 2019

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
EQUITY METHOD INVESTMENTS — Investments in entities over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting and reported in Investments in and advances to affiliates on the Consolidated Balance Sheets. The Company’s proportionate share of the net income or loss of these companies is included in Net equity in losses of affiliates on the Consolidated Statements of Operations.
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
Upon acquiring the investment, we determine the fair value of the identifiable assets and assumed liabilities and the basis difference between each fair value and the carrying amount of the corresponding asset or liability in the financial statements of the investee. The AES share of the amortization of the basis difference is recognized in Net equity in losses of affiliates in the Consolidated Statements of Operations over the life of the asset or liability.
The Company periodically assesses if impairment indicators exist at our equity method investments. When an impairment is observed, any excess of the carrying amount over its estimated fair value is recognized as impairment expense when the loss in value is deemed other-than-temporary and included in Other non-operating expense in the Consolidated Statements of Operations.

133 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

BUSINESS INTERESTS — Acquisitions and disposals of business interests are generally transactions pertaining to operational legal entities, which may be accounted for as a consolidated business, an asset, or an equity method investment. Losses on expected sales of business interests are limited to the impairment of long-lived assets as of the date of execution of the sales agreement, which are recognized in Asset impairment expense in the Consolidated Statements of Operations. Any gains/(losses) upon the completion of disposals, which include reclassification of cumulative translation adjustments, are recognized in Gain (loss) on disposal and sale of business interests in the Consolidated Statements of Operations upon completion of the sale.
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
HELD-FOR-SALE DISPOSAL GROUPS — A disposal group classified as held-for-sale is reflected on the balance sheet at the lower of its carrying amount or estimated fair value less cost to sell. A loss is recognized if the carrying amount of the disposal group exceeds its estimated fair value less cost to sell. This loss is limited to the carrying value of long-lived assets until the completion of the sale, at which point, any additional loss is recognized. If the fair value of the disposal group subsequently exceeds the carrying amount while the disposal group is still held-for-sale, any impairment expense previously recognized will be reversed up to the lesser of the previously recognized expense or the subsequent excess.
Assets and liabilities related to a disposal group classified as held-for-sale are segregated in the current balance sheet in the period in which the disposal group is classified as held-for-sale. Assets and liabilities of held-for-sale disposal groups are classified as current when they are expected to be disposed of within twelve months. Transactions between the held-for-sale disposal group and businesses that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held-for-sale. See Note 24—Held-for-Sale and Dispositions for further information.
DISCONTINUED OPERATIONS — Discontinued operations reporting occurs only when the disposal of a business or a group of businesses represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results. The Company reports financial results for discontinued operations

134 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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
FAIR VALUE — Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly, hypothetical transaction between market participants at the measurement date, or exit price. The Company applies the fair value measurement accounting guidance to financial assets and liabilities in determining the fair value of investments in marketable debt and equity securities, included in the Consolidated Balance Sheet line items Short-term investments and Other noncurrent assets; derivative assets, included in Other current assets and Other noncurrent assets; and, derivative liabilities, included in Accrued and other liabilities (current) and Other noncurrent liabilities. The Company applies the fair value measurement guidance to nonfinancial assets and liabilities upon the acquisition of a business or of an asset acquisition by a variable interest entity, or in conjunction with the measurement of an asset retirement obligation or a potential impairment loss on an asset group, equity method investments, or goodwill.
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

135 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows (in millions):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$943	$1,089
Restricted cash	304	297
Debt service reserves and other deposits	237	441
Cash, Cash Equivalents and Restricted Cash	$1,484	$1,827
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
Unrealized gains or losses on available-for-sale debt securities that are not credit-related are reflected in AOCL, a separate component of equity, and the Consolidated Statements of Comprehensive Income (Loss). Any credit-related impairments are recognized as an allowance with a corresponding impact recognized as a credit loss in Other Expense. Unrealized gains or losses on equity investments are reported in Other income. Interest and dividends on investments are reported in Interest income and Other income, respectively. Gains and losses on sales of investments are determined using the specific identification method.
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

136 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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

137 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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
The Company's accounting policy for releasing the income tax effects from AOCL occurs on a portfolio basis.
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

138 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

substantially complete liquidation of the investment in a foreign entity. The accumulated adjustments are included in carrying amounts in impairment assessments where the Company has committed to a plan that will cause the accumulated adjustments to be reclassified to earnings.
REVENUE RECOGNITION — Revenue is earned from the sale of electricity from our utilities,the production and sale of electricity and capacity from our generation facilities, and development and construction of generation facilities. Revenue is recognized upon the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.
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
Revenue from generation contracts is recognized using an output method, as energy and capacity delivered best depicts the transfer of goods or services to the customer. Performance obligations to deliver energy are generally satisfied when the MW is generated. Performance obligations for capacity and ancillary services (such as operations and maintenance and dispatch services) are satisfied over time as the Company stands ready to perform under the terms of the contract. In certain contracts, if plant availability exceeds a contractual target, the Company may receive a performance bonus payment, or if the plant availability falls below a guaranteed minimum target, we may incur a non-availability penalty. Such bonuses or penalties represent a form of variable consideration and are estimated and recognized when it is probable that there will not be a significant reversal.
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

139 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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

140 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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

141 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

Twelve Months Ended December 31, 2021	Accounts Receivable (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$9	$32	$20	$1	$62
Current period provision	9	—	7	—	16
Write-offs charged against allowance	(11)	—	—	—	(11)
Recoveries collected	2	(2)	—	—	—
Foreign exchange	—	—	(4)	—	(4)
CECL reserve balance at end of period	$9	$30	$23	$1	$63

Twelve Months Ended December 31, 2020	Accounts Receivable (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$4	$34	$29	$1	$68
Current period provision	11	—	1	—	12
Write-offs charged against allowance	(9)	—	—	—	(9)
Recoveries collected	3	(2)	(1)	—	—
Foreign exchange	—	—	(9)	—	(9)
CECL reserve balance at end of period	$9	$32	$20	$1	$62
_____________________________
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $2 million and $4 million as of December 31, 2021 and 2020, respectively. Those reserves are not in scope under ASC 326.
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

142 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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
_________________________
(1)Other current assets include the short-term portion of the Mong Duong loan receivable, which was reclassified to Current held-for-sale assets on the Consolidated Balance Sheet as of December 31, 2021.
(2)Loan receivable at Mong Duong was reclassified to Noncurrent held-for-sale assets on the Consolidated Balance Sheet as of December 31, 2021.
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

143 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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
As discussed in Note 7—Financing Receivables, AES Andes recorded $33 million of noncurrent receivables at December 31, 2020 pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government in October 2019. The Company expects to collect these noncurrent receivables through the execution of sale agreements with third parties. However, given the investment grade rating of Chile and the history of zero credit losses for regulated customers, management determined that no incremental CECL reserves were required to be recognized as of January 1, 2020.

144 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	This update is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: 1. Recognition of an acquired contract liability 2. Payment terms and their effect on subsequent revenue recognized by the acquirer. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application.	For fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
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
The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements. Upon adoption, the Company expects that the majority of our Battery Storage lease arrangements will qualify as operating leases under the new guidance, which should reduce the likelihood of recognizing day-one losses on these arrangements in the future. Losses on these arrangements of $13 million, $0, and $36 million were recorded for the years ended December 31, 2021, 2020, and 2019, respectively.

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

145 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

2. INVENTORY
Inventory is valued primarily using the average-cost method. The following table summarizes the Company's inventory balances as of the dates indicated (in millions):

December 31,	2021	2020
Fuel and other raw materials	$366	$223
Spare parts and supplies	238	238
Total	$604	$461
3. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes the components of the electric generation and distribution assets and other property, plant and equipment (in millions) with their estimated useful lives (in years). The amounts are stated net of all prior asset impairment losses recognized.

	Estimated Useful Life	December 31,
	(in years)	2021	2020
Electric generation and distribution facilities	5-39	$22,909	$24,239
Other buildings	5-51	1,552	1,507
Furniture, fixtures and equipment	3-30	356	333
Other	1-39	735	628
Total electric generation and distribution assets and other		25,552	26,707
Accumulated depreciation		(8,486)	(8,472)
Net electric generation and distribution assets and other		$17,066	$18,235
The following table summarizes depreciation expense (including the amortization of assets recorded under finance leases in 2021, 2020 and 2019, and the amortization of asset retirement obligations) and interest capitalized during development and construction on qualifying assets for the periods indicated (in millions):

Years Ended December 31,	2021	2020	2019
Depreciation expense	$972	$1,004	$977
Interest capitalized during development and construction	226	307	238
Property, plant and equipment, net of accumulated depreciation, of $9 billion and $10 billion was mortgaged, pledged or subject to liens as of December 31, 2021 and 2020, respectively, including assets classified as held-for-sale.
The following table summarizes regulated and non-regulated generation and distribution property, plant and equipment and accumulated depreciation as of the dates indicated (in millions):

December 31,	2021	2020
Regulated generation and distribution assets and other, gross	$9,151	$8,858
Regulated accumulated depreciation	(3,655)	(3,329)
Regulated generation and distribution assets and other, net	5,496	5,529
Non-regulated generation and distribution assets and other, gross	16,401	17,849
Non-regulated accumulated depreciation	(4,831)	(5,143)
Non-regulated generation and distribution assets and other, net	11,570	12,706
Net electric generation and distribution assets and other	$17,066	$18,235
4. ASSET RETIREMENT OBLIGATIONS
The following table presents amounts recognized related to asset retirement obligations for the periods indicated (in millions):

146 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

	2021	2020
Balance at January 1	$462	$428
Additional liabilities incurred	27	42
Liabilities assumed in acquisition	96	—
Liabilities settled	(15)	(20)
Accretion expense	22	22
Change in estimated cash flows	13	3
Sale of plants	—	(13)
Other	1	—
Balance at December 31	$606	$462
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
During the year ended December 31, 2021, the Company increased the asset retirement obligations and corresponding assets at AES Clean Energy and Chile by $93 million and $36 million, respectively. The increase at AES Clean Energy is mostly due to the initial recognition of asset retirement obligations as a result of the New York Wind acquisition. The increase at Chile is primarily due to shortened useful lives of the Ventanas and Angamos coal plants, additional liabilities incurred due to the development of the Andes Solar 2b plant, and an upward revision of estimated cash flows at the Los Cururos plant.
During the year ended December 31, 2020, the Company increased the asset retirement obligations and corresponding assets at Chile and AES Hawaii, by $17 million and $12 million, respectively, and decreased the asset retirement obligation at DPL by $13 million. The increase at Chile is mostly due to the initial recognition of the ARO at the Andes Solar 2b plant. The increase at AES Hawaii reflects the shortened useful life of the coal plant resulting from the passage of Senate Bill 2629, which prohibits issuing or renewing permits for coal power plants after December 31, 2022 and calls for ceasing all coal burning for electricity generation by that date. The decrease at DPL is attributable to the sale of the Hutchings facility in December 2020.
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

147 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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
Debt — Recourse and non-recourse debt are carried at amortized cost. The fair value of recourse debt is estimated based on quoted market prices. The fair value of non-recourse debt is estimated based upon interest rates and other features of the loan. In general, the carrying amount of variable rate debt is a close approximation of its fair value. For fixed rate loans, the fair value is estimated using quoted market prices or discounted cash flow ("DCF") analyses. The fair value of recourse and non-recourse debt excludes accrued interest at the valuation date. The fair value was determined using available market information as of December 31, 2021. The Company is not aware of any factors that would significantly affect the fair value amounts subsequent to December 31, 2021.
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

148 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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
Nonperformance risk — Nonperformance risk refers to the risk that an obligation will not be fulfilled and affects the value at which a liability is transferred or an asset is sold. Nonperformance risk includes, but may not be limited to, the Company's or its counterparty's credit and settlement risk. Nonperformance risk adjustments are dependent on credit spreads, letters of credit, collateral, other arrangements available, and the nature of master netting arrangements. The Company is party to various interest rate swaps and options, foreign currency options and forwards, and derivatives and embedded derivatives, which subject the Company to nonperformance risk. The financial and physical instruments held at the subsidiary level are generally non-recourse to the Parent Company.
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

149 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Unsecured debentures	$—	$—	$—	$—	$—	$21	$—	$21
Certificates of deposit	—	199	—	199	—	238	—	238
Total debt securities	—	199	—	199	—	259	—	259
EQUITY SECURITIES:
Mutual funds	31	13	—	44	28	51	—	79
Total equity securities	31	13	—	44	28	51	—	79
DERIVATIVES:
Interest rate derivatives	—	51	2	53	—	13	—	13
Cross-currency derivatives	—	5	—	5	—	5	—	5
Foreign currency derivatives	—	29	108	137	—	15	146	161
Commodity derivatives	—	32	6	38	—	8	2	10
Total derivatives — assets	—	117	116	233	—	41	148	189
TOTAL ASSETS	$31	$329	$116	$476	$28	$351	$148	$527
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$286	$8	$294	$—	$374	$236	$610
Cross-currency derivatives	—	11	—	11	—	2	2	4
Foreign currency derivatives	—	35	—	35	—	43	—	43
Commodity derivatives	—	37	7	44	—	22	—	22
Total derivatives — liabilities	—	369	15	384	—	441	238	679
TOTAL LIABILITIES	$—	$369	$15	$384	$—	$441	$238	$679
As of December 31, 2021, all available-for-sale debt securities had stated maturities within one year. For the years ended December 31, 2021 and 2020, no impairments of marketable securities were recognized in earnings or Other Comprehensive Income (Loss). Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from sale of available-for-sale securities for the periods indicated (in millions):

Year Ended December 31,	2021	2020	2019
Gross proceeds from sale of available-for-sale securities	$578	$582	$663
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Year Ended December 31, 2021	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(236)	$(2)	$146	$2	$(90)
Total realized and unrealized gains (losses):
Included in earnings	13	(10)	(7)	(1)	(5)
Included in other comprehensive income — derivative activity	4	—	(3)	(5)	(4)
Included in regulatory (assets) liabilities	—	—	—	1	1
Settlements	216	3	(28)	(1)	190
Transfers of assets/(liabilities), net into Level 3	(3)	—	—	3	—
Transfers of (assets)/liabilities, net out of Level 3	—	9	—	—	9
Balance at December 31	$(6)	$—	$108	$(1)	$101
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$2	$4	$(35)	$—	$(29)

150 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

Year Ended December 31, 2020	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(184)	$(11)	$94	$(1)	$(102)
Total realized and unrealized gains (losses):
Included in earnings	3	(2)	67	2	70
Included in other comprehensive income — derivative activity	(84)	(10)	23	—	(71)
Settlements	34	21	(39)	1	17
Transfers of assets/(liabilities), net into Level 3	(6)	—	—	—	(6)
Transfers of (assets)/liabilities, net out of Level 3	1	—	1	—	2
Balance at December 31	$(236)	$(2)	$146	$2	$(90)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(2)	$35	$2	$35
The following table summarizes the significant unobservable inputs used for the Level 3 derivative assets (liabilities) as of December 31, 2021 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(6)	Subsidiaries’ credit spreads	0.9% - 3.2% (2.3%)
Foreign currency:
Argentine peso	108	Argentine peso to USD currency exchange rate after one year	105 - 478 (245)
Commodity:
Other	(1)
Total	$101
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
Nonrecurring Measurements
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount. The following table summarizes our major categories of assets measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

Year Ended December 31, 2021	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Assets			Level 1	Level 2	Level 3
Dispositions: (2)
Estrella del Mar I	9/30/2021	$17	$—	$6	$—	$11
Alto Maipo (3)	11/30/2021	2,339	—	—	2,043	—
Long-lived assets held and used: (4)
Puerto Rico	3/31/2021	548	—	—	73	475
Mountain View I & II	4/30/2021	78	—	—	11	67
Ventanas 3 & 4	6/30/2021	661	—	—	12	649
Angamos	6/30/2021	241	—	—	86	155
Buffalo Gap III	12/31/2021	91	—	—	—	91
Buffalo Gap II	12/31/2021	73	—	—	—	73
Buffalo Gap I	12/31/2021	29	—	—	—	29

Year Ended December 31, 2020	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (4)
Angamos	8/1/2020	$870	$—	$—	$306	$564
Ventanas 1 & 2	8/1/2020	213	—	—	—	213
Hawaii	8/31/2020	114	—	—	76	38
Estrella del Mar I	9/30/2020	44	—	—	14	30
Equity method investments:
OPGC (5)	3/31/2020	195	—	—	152	43
OPGC (5)	6/30/2020	272	—	104	—	158
_____________________________
(1)Represents the carrying values at the dates of initial measurement, before fair value adjustment.
(2)See Note 24—Held-for-Sale and Dispositions for further information.
(3)Fair value measurement performed for purposes of allocating $224 million of goodwill to the carrying amount of Alto Maipo in determining the loss on disposal. The goodwill allocation was determined based on the relative fair value of Alto Maipo, which was included in the AES Andes reporting unit. Note that the Pre-

151 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

tax Loss column excludes the loss on disposal as this fair value measurement is only one component of such loss. See Note 24—Held-for-Sale and Dispositions for further information.
(4)See Note 22—Asset Impairment Expense for further information.
(5)See Note 8—Investments In and Advances to Affiliates for further information.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets held and used measured on a nonrecurring basis during the year ended December 31, 2021 (in millions, except range amounts):

December 31, 2021	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
Puerto Rico	$73	Discounted cash flow	Annual revenue growth	(80)% to 8% (—%)
			Annual variable margin	37% to 97% (—%)
			Weighted-average cost of capital	18% to —%
Mountain View I & II	11	Discounted cash flow	Annual revenue growth	(69)% to 54% (—%)
			Annual variable margin	(10)% to 56% (46%)
			Weighted-average cost of capital	8%
Ventanas 3 & 4	12	Discounted cash flow	Annual revenue growth	(18)% to 23% (2%)
			Annual variable margin	(5)% to 21% (6%)
			Weighted-average cost of capital	11%
Angamos	86	Discounted cash flow	Annual revenue growth	(8)% to 58% (8%)
			Annual variable margin	(8)% to 53% (11%)
			Weighted-average cost of capital	11%
Buffalo Gap III	—	Discounted cash flow	Annual revenue growth	(12)% to 6% (—%)
			Pre-tax operating margin	(18)% to 29% (2%)
			Weighted-average cost of capital	11%
Buffalo Gap II	—	Discounted cash flow	Annual revenue growth	(10)% to 6% (—%)
			Pre-tax operating margin	(26)% to 39% (-11%)
			Weighted-average cost of capital	11%
Buffalo Gap I	—	Discounted cash flow	Annual revenue growth	(12)% to 6% (-1%)
			Pre-tax operating margin	(45)% to 45% (-37%)
			Weighted-average cost of capital	11%
Alto Maipo	2,043	Discounted cash flow	Annual revenue growth	(14)% to 14% (2%)
			Pre-tax operating margin	(18)% to 8% (2%)
			Weighted-average cost of capital	7%
Total	$2,225
Financial Instruments not Measured at Fair Value in the Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company's financial assets and liabilities that are not measured at fair value in the Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

		December 31, 2021
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$55	$117	$—	$—	$117
Liabilities:	Non-recourse debt	14,811	16,091	—	16,065	26
	Recourse debt	3,754	3,818	—	3,818	—

		December 31, 2020
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$97	$197	$—	$—	$197
Liabilities:	Non-recourse debt	16,354	18,403	5	15,301	3,097
	Recourse debt	3,446	3,677	—	3,677	—
_____________________________
(1)These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and amounts related to green blend agreements in Chile and are included in Other noncurrent assets in the accompanying Consolidated Balance Sheets. The fair value and carrying amount of the Argentina receivables exclude VAT of $2 million and $4 million as of December 31, 2021 and 2020, respectively. See Note 7—Financing Receivables for further information.

152 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Volume of Activity — The following table presents the Company's maximum notional (in millions) over the remaining contractual period by type of derivative as of December 31, 2021, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate (LIBOR and EURIBOR)	$5,014	2059
Cross-currency swaps (Brazilian Reais)	254	2026
Foreign currency:
Argentine peso	12	2026
Chilean peso	366	2024
Colombian peso	121	2023
Euro	87	2023
Brazilian real	5	2022

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	93	2029
Power (in MWhs)	18	2043
Coal (in Tons or Metric Tonnes)	8	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company's derivative instruments as of the periods indicated (in millions):

Fair Value	December 31, 2021			December 31, 2020
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$53	$—	$53	$13	$—	$13
Cross-currency derivatives	5	—	5	5	—	5
Foreign currency derivatives	28	109	137	40	121	161
Commodity derivatives	6	32	38	2	8	10
Total assets	$92	$141	$233	$60	$129	$189
Liabilities
Interest rate derivatives	$288	$6	$294	$506	$104	$610
Cross-currency derivatives	11	—	11	4	—	4
Foreign currency derivatives	23	12	35	8	35	43
Commodity derivatives	11	33	44	—	22	22
Total liabilities	$333	$51	$384	$518	$161	$679

	December 31, 2021		December 31, 2020
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$85	$83	$51	$236
Noncurrent	148	301	138	443
Total	$233	$384	$189	$679

Credit Risk-Related Contingent Features (1)	December 31, 2021	December 31, 2020
Present value of liabilities subject to collateralization	$—	$6
Cash collateral held by third parties or in escrow	—	6
_____________________________
(1)     Based on the credit rating of certain subsidiaries
As of December 31, 2021, all derivative instruments subject to credit risk-related contingent features were in an asset position.

153 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Years Ended December 31,
	2021	2020	2019
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$51	$(511)	$(290)
Cross-currency derivatives	(11)	3	(26)
Foreign currency derivatives	(34)	25	(23)
Commodity derivatives	(1)	5	—
Total	$5	$(478)	$(339)
Gains (losses) reclassified from AOCL to earnings
Interest rate derivatives	$(419)	$(75)	$(28)
Cross-currency derivatives	(15)	(5)	(12)
Foreign currency derivatives	(62)	(9)	(13)
Commodity derivatives	4	(2)	(1)
Total	$(492)	$(91)	$(54)
Loss reclassified from AOCL to earnings due to discontinuance of hedge accounting (1)	$—	$—	$(2)
Gain (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$105	$(1)	$—
Foreign currency derivatives	29	68	(46)
Commodity derivatives and other	(28)	(68)	(6)
Total	$106	$(1)	$(52)
_____________________________
(1)     Cash flow hedge was discontinued on a cross-currency swap in 2019 because the underlying debt was prepaid.
AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended December 31, 2022 by $100 million, primarily due to interest rate derivatives.
7. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions). As the Company applied the modified retrospective method of adoption for ASC 326 effective January 1, 2020, CECL reserves are included in the receivable balance as of December 31, 2021. See Note 1—General and Summary of Significant Accounting Policies for further information.

	December 31, 2021			December 31, 2020
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Argentina	$11	$1	$10	$48	$9	$39
Chile	17	—	17	31	—	31
Other	30	—	30	31	—	31
Total	$58	$1	$57	$110	$9	$101
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

154 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

The FONINVEMEM receivables are denominated in Argentine pesos, but indexed to USD, which represents a foreign currency derivative. Due to differences between spot rates, used to remeasure the receivables, and discounted forward rates, used to value the foreign currency derivative, these two items will not perfectly offset over the life of the receivable. Once settled, the foreign currency derivative will offset the accumulated unrealized foreign currency losses resulting from the devaluation of the FONINVEMEM receivable. As of December 31, 2021 and 2020, the amount of the foreign currency-related derivative assets associated with the FONINVEMEM financing receivables that were excluded from the table above had a fair value of $108 million and $146 million, respectively.
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
Chile
AES Andes has recorded receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government in October 2019, in conjunction with the Tariff Stabilization Law. Historically, the government updated the prices for these contracts every six months to reflect the indexation the contracts have to exchange rates and commodities prices. The Stabilization Fund does not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated into pricing in 2023. Consequently, costs incurred in excess of the July 1, 2019 price will be accumulated and borne by generators.
On December 31, 2020, AES Andes executed an agreement for the sale of receivables generated pursuant the Tariff Stabilization Law. As a result of the agreement, as of December 31, 2021, $34 million of current receivables and $9 million of noncurrent receivables were recorded in Accounts receivable and Other noncurrent assets, respectively, pertaining to the Stabilization Fund. Additionally, $8 million of payment deferrals granted to mining customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at December 31, 2021.
8. INVESTMENTS IN AND ADVANCES TO AFFILIATES
The following table summarizes the relevant effective equity ownership interest and carrying values for the Company's investments accounted for under the equity method as of the periods indicated:

December 31,		2021	2020	2021	2020
Affiliate	Country	Carrying Value (in millions)		Ownership Interest %
sPower (1)	United States	$492	$551	50%	50%
Fluence (2)	United States	304	—	34%	50%
Uplight	United States	103	85	29%	32%
Energía Natural Dominicana Enadom (3)	Dominican Republic	53	49	43%	43%
Mesa La Paz	Mexico	48	60	50%	50%
Grupo Energía Gas Panamá	Panama	41	—	49%	—%
Barry (4)	United Kingdom	—	—	100%	100%
Other affiliates (5)	Various	39	90
Total		$1,080	$835
_____________________________
(1)In January 2021, the sPower and AES Renewable Holdings development platforms were merged to form AES Clean Energy Development. See Note 25—Acquisitions for further information.
(2)During 2020, Fluence incurred losses resulting in a negative Investments in and advances to affiliates balance for the Company. As we had guaranteed obligations of Fluence, equity method accounting was not suspended and the negative carrying value of $12 million was recorded to Other noncurrent liabilities. Subsequent to Fluence's IPO in November 2021, AES recognized a gain upon dilution of its interest in Fluence which is now included in our Investments in and advances to affiliates balance.
(3)The Company's ownership in Energía Natural Dominicana Enadom is held through Andres, an 85%-owned consolidated subsidiary. Andres owns 50% of Energía Natural Dominicana Enadom, resulting in an AES effective ownership of 43%.
(4)Represents a VIE in which the Company holds a variable interest, but is not the primary beneficiary.
(5)Includes Bosforo and Tucano equity method investments, and others. During 2020, a $67 million loan facility was granted from Colon to Gas Natural Atlántico II that was eliminated due to consolidation in 2021.
Gas Natural Atlántico II — In September 2021, the Company acquired the remaining equity interest in Gas Natural Atlántico II, S. de. R.L., a partnership whose purpose is to construct transmission lines for Colon. After

155 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

additional assets were acquired, the Company remeasured the investment at the acquisition-date fair value, resulting in the recognition of a $6 million gain, recorded in Other income. The partnership, previously recorded as an equity method investment, is now consolidated by AES and is reported in the MCAC SBU reportable segment.
Uplight — In July 2021, the Company closed on a transaction involving existing and new shareholders of Uplight. As part of the transaction, the Company contributed $37 million to Uplight; however, AES’s ownership interest in Uplight decreased from 32.3% to 29.6% primarily due to larger contributions from other investors. The transaction was accounted for as a partial disposition in which AES recognized a loss of $25 million in Gain (loss) on disposal and sale of business interests, mainly as a result of the settlement of share based awards at Uplight as well as the expenses associated with the transaction.
In October 2021, the Company contributed an additional $23 million to Uplight. AES' ownership interest decreased to 29.4% as a result of equity granted to retained executives at a company acquired by Uplight. As the Company still does not control Uplight after the transaction, it continues to be accounted for as an equity method investment and is reported as part of Corporate and Other.
Fluence — In June 2021, Fluence issued new shares to the Qatar Investment Authority (“QIA”) for $125 million, which following the completion of the transaction, represented a 13.6% ownership interest in Fluence. As a result of the transaction, which AES has accounted for as a partial disposition, AES’ ownership interest in Fluence decreased from 50% to 43.2% and the Company recognized a gain of $60 million in Gain (loss) on disposal and sale of business interests.
On November 1, 2021, Fluence completed its IPO of 35,650,000 of its Class A common stock at a price of $28 per share, including the exercise of the underwriters’ option. Fluence received approximately $936 million in proceeds, after expenses, as a result of the transaction. AES’ ownership interest in Fluence decreased to 34.2%. The Company recognized a gain of $325 million in Gain (loss) on disposal and sale of business interests. As the Company still does not control Fluence after the transaction, it continues to be accounted for as an equity method investment and is reported as part of Corporate and Other.
Grupo Energía Gas Panamá — In April 2021, Grupo Energía Gas Panamá, a joint venture between AES and InterEnergy Power & Gas Limited, completed the acquisition of a combined cycle natural gas development project. AES holds a 49% ownership interest in the affiliate and as of December 31, 2021, the Company contributed $44 million to the joint venture. As the Company does not control the joint venture, it is accounted for as an equity method investment and is reported in the MCAC SBU reportable segment.
sPower — In February 2021, the Company substantially completed the merger of the sPower and AES Renewable Holdings development platforms to form AES Clean Energy Development, a consolidated entity, which will serve as the development vehicle for all future renewable projects in the U.S. Since the sPower development platform was carved-out of AES’ existing equity method investment, this transaction resulted in a $102 million decrease in the carrying value of the sPower investment and the Company recognized a gain of $214 million in Other income.
In December 2021, AES acquired an additional 25% ownership in specifically identified projects of the sPower development platform. As a result, the Company recognized a gain of $35 million in Other income. Subsequent to the transaction, AES has a 75% ownership interest in specifically identified projects of sPower through its ownership of AES Clean Energy Development, and 50% ownership interest in the sPower equity method investment. See Note 25—Acquisitions for further information. As the Company still does not control sPower after the transaction, it continues to be accounted for as an equity method investment and is reported in the US and Utilities SBU reportable segment.
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

156 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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
Barry — The Company holds a 100% ownership interest in AES Barry Ltd. ("Barry"), a dormant entity in the U.K. that disposed of its generation and other operating assets. Due to a debt agreement, no material financial or operating decisions can be made without the banks' consent, and the Company does not control Barry. As of December 31, 2021 and 2020, other long-term liabilities included $44 million and $46 million related to this debt agreement.
Summarized Financial Information — The following tables summarize financial information of the Company's 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates (1)			Majority-Owned Unconsolidated Subsidiaries
Years ended December 31,	2021	2020	2019	2021	2020	2019
Revenue	$1,316	$1,880	$1,122	$1	$1	$49
Operating margin (loss)	(53)	213	124	(1)	(3)	(5)
Net income (loss)	(242)	(538)	(724)	(3)	(4)	(7)

December 31,	2021	2020		2021	2020
Current assets	$1,180	$1,017		$868	$159
Noncurrent assets	6,497	6,230		25	886
Current liabilities	1,414	1,294		859	121
Noncurrent liabilities	3,602	3,671		60	981
Noncontrolling interests	1	—		—	—
Stockholders' equity	2,660	2,282		(26)	(57)
_____________________________
(1)As of July 1, 2021, AES began to account for its investment in Fluence quarterly, on a three-month lag. This shift in timing is necessary due to the nature of the entity subsequent to its IPO.
At December 31, 2021, retained earnings included $169 million related to the undistributed losses of the Company's 50%-or-less owned affiliates. Distributions received from these affiliates were $25 million, $14 million, and $23 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the underlying equity in the net assets of our equity affiliates exceeded the aggregate carrying amount of our investments in equity affiliates by $37 million.

157 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill — The following table summarizes the carrying amount of goodwill by reportable segment for the years ended December 31, 2021 and 2020 (in millions):

	US and Utilities	South America	MCAC	Eurasia	Corporate and Other	Total
Balance as of December 31, 2020
Goodwill	$2,788	$868	$16	$—	$—	$3,672
Accumulated impairment losses	(2,611)	—	—	—	—	(2,611)
Net balance	177	868	16	—	—	1,061
Goodwill acquired during the year(1)	339	—	—	—	1	340
Goodwill derecognized during the year (2)	—	(224)	—	—	—	(224)
Balance as of December 31, 2021
Goodwill	3,127	644	16	—	1	3,788
Accumulated impairment losses	(2,611)	—	—	—	—	(2,611)
Net balance	$516	$644	$16	$—	$1	$1,177
_____________________________
(1)See Note 25—Acquisitions for further information.
(2)See Note 24—Held-for-Sale and Dispositions for further information.

Other Intangible Assets — The following table summarizes the balances comprising Other intangible assets in the accompanying Consolidated Balance Sheets (in millions) as of the periods indicated:

	December 31, 2021			December 31, 2020
	Gross Balance	Accumulated Amortization	Net Balance	Gross Balance	Accumulated Amortization	Net Balance
Subject to Amortization
Internal-use software	$457	$(279)	$178	$386	$(255)	$131
Contracts	183	(48)	135	157	(38)	119
Project development rights (1)	819	(8)	811	203	(5)	198
Emissions allowances (2)	18	—	18	64	—	64
Concession rights	195	(33)	162	201	(18)	183
Other (3)	111	(17)	94	59	(14)	45
Subtotal	1,783	(385)	1,398	1,070	(330)	740
Indefinite-Lived Intangible Assets
Land use rights	28	—	28	39	—	39
Water rights	3	—	3	20	—	20
Transmission rights	19	—	19	22	—	22
Other	2	—	2	6	—	6
Subtotal	52	—	52	87	—	87
Total	$1,835	$(385)	$1,450	$1,157	$(330)	$827
_____________________________
(1)Includes emission offset fee to the Air Quality Management District ("AQMD") in order to transfer emission offsets from retired legacy Southland units to the new CCGT.
(2)Acquired or purchased emissions allowances are finite-lived intangible assets that are expensed when utilized and included in net income for the year.
(3)Includes management rights, renewable energy credits and incentives, and other individually insignificant intangible assets.
The following tables summarize other intangible assets acquired during the periods indicated (in millions):

December 31, 2021	Amount	Subject to Amortization/Indefinite-Lived	Weighted Average Amortization Period (in years)	Amortization Method
Internal-use software	$89	Subject to Amortization	6	Straight-line
Contracts	35	Subject to Amortization	12	Straight-line
Project development rights	667	Subject to Amortization	35	Straight-line
Emissions allowances	22	Subject to Amortization	Various	As utilized
Transmission rights	—	Indefinite-Lived	N/A	N/A
Concession rights (1)	7	Subject to Amortization	12	Straight-line
Other	2	Various	N/A	N/A
Total	$822

158 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

December 31, 2020	Amount	Subject to Amortization/Indefinite-Lived	Weighted Average Amortization Period (in years)	Amortization Method
Internal-use software	$35	Subject to Amortization	4	Straight-line
Contracts	28	Subject to Amortization	20	Straight-line
Project development rights	109	Subject to Amortization	30	Straight-line
Emissions allowances	56	Subject to Amortization	Various	As utilized
Transmission rights	20	Indefinite-Lived	N/A	N/A
Concession rights (1)	184	Subject to Amortization	12	Straight-line
Other	22	Various	N/A	N/A
Total	$454
_____________________________
(1)Represents the fair value assigned to the extension of the Tietê hydroelectric plants' concession agreement with ANEEL. See Note 13—Contingencies for further information.
The following table summarizes the estimated amortization expense by intangible asset category for 2022 through 2026:

(in millions)	2022	2023	2024	2025	2026
Internal-use software	$32	$28	$27	$25	$24
Contracts	10	10	7	7	6
Concession rights	16	17	16	16	16
Other	6	7	7	7	8
Total	$64	$62	$57	$55	$54
Intangible asset amortization expense was $69 million, $54 million and $45 million for the years ended December 31, 2021, 2020 and 2019, respectively.
10. REGULATORY ASSETS AND LIABILITIES
The Company has recorded regulatory assets and liabilities (in millions) that it expects to pass through to its customers in accordance with, and subject to, regulatory provisions as follows:

December 31,	2021	2020	Recovery/Refund Period
Regulatory assets
Current regulatory assets:
El Salvador energy pass through costs recovery	$80	$40	Quarterly
Other	88	73	1 year
Total current regulatory assets	168	113
Noncurrent regulatory assets:
AES Indiana and AES Ohio defined benefit pension obligations (1)	191	244	Various
AES Indiana deferred fuel and purchased power costs	84	—	To be determined
AES Indiana environmental costs	76	81	Various
AES Indiana Petersburg Units 1 and 2 retirement costs	300	75	Over life of assets
AES Indiana deferred Midwest ISO costs	48	61	5 years
Other	135	126	Various
Total noncurrent regulatory assets	834	587
Total regulatory assets	$1,002	$700
Regulatory liabilities
Current regulatory liabilities:
Overcollection of costs to be passed back to customers	$18	$47	1 year
Other	1	1	Various
Total current regulatory liabilities	19	48
Noncurrent regulatory liabilities:
AES Indiana and AES Ohio accrued costs of removal and AROs	868	863	Over life of assets
AES Indiana and AES Ohio income taxes payable to customers through rates	158	174	Various
Other	30	21	Various
Total noncurrent regulatory liabilities	1,056	1,058
Total regulatory liabilities	$1,075	$1,106
_____________________________
(1)Past expenditures on which the Company earns a rate of return.
Our regulatory assets and current regulatory liabilities primarily consist of under or overcollection of costs that are generally non-controllable, such as purchased electricity, energy transmission, fuel costs, and other sector costs. These costs are recoverable or refundable as defined by the laws and regulations in our markets. Our regulatory assets also include defined pension and postretirement benefit obligations equal to the previously unrecognized actuarial gains and losses and prior service costs that are expected to be recovered through future

159 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

rates. Additionally, our regulatory assets include the carrying value of AES Indiana's Petersburg Unit 1 at its retirement date and the expected carrying value of Petersburg Unit 2 at its anticipated retirement date, which are amortized over the life of the assets beginning on the dates of retirement. Other current and noncurrent regulatory assets primarily consist of:
•Undercollections on rate riders such as wholesale margin sharing and demand side management costs at AES Indiana and energy efficiency and transmission costs at AES Ohio;
•Unamortized premiums reacquired or redeemed on long-term debt at AES Indiana, which are amortized over the lives of the original issuances; and
•OVEC costs, vegetation management costs, and storm costs at AES Ohio.
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
In the accompanying Consolidated Balance Sheets, current regulatory assets and liabilities are reflected in Other current assets and Accrued and other liabilities, respectively, and noncurrent regulatory assets and liabilities are reflected in Other noncurrent assets and Other noncurrent liabilities, respectively. All of the regulatory assets and liabilities as of December 31, 2021 and December 31, 2020 are related to the US and Utilities SBU.
11. DEBT
NON-RECOURSE DEBT — The following table summarizes the carrying amount and terms of non-recourse debt at our subsidiaries as of the periods indicated (in millions):

NON-RECOURSE DEBT	Weighted Average Interest Rate	Maturity	December 31,
			2021	2020
Variable Rate:
Bank loans	1.89%	2022 - 2079	$2,345	$3,494
Notes and bonds	1.01%	2022 - 2041	1,121	800
Debt to (or guaranteed by) multilateral, export credit agencies or development banks (1)	2.07%	2023 - 2026	79	457
Other	4.44%	2022 - 2027	125	—
Fixed Rate:
Bank loans	3.58%	2022 - 2033	359	2,965
Notes and bonds	5.03%	2022 - 2079	10,914	8,907
Debt to (or guaranteed by) multilateral, export credit agencies or development banks (1)	6.75%	2024	3	34
Other	7.06%	2022 - 2061	79	18
Unamortized (discount) premium & debt issuance (costs), net			(214)	(321)
Subtotal			$14,811	$16,354
Less: Current maturities (2)			(1,361)	(1,426)
Noncurrent maturities (2) (3)			$13,450	$14,928
_____________________________
(1)    Multilateral loans include loans funded and guaranteed by bilaterals, multilaterals, development banks and other similar institutions.
(2)    Excludes $6 million and $4 million (current) and $128 million and $77 million (noncurrent) finance lease liabilities included in the respective non-recourse debt line items on the Consolidated Balance Sheet as of December 31, 2021 and 2020, respectively. See Note 14—Leases for further information.
(3)    Excludes $25 million of failed sale-leaseback transaction liabilities included in the non-recourse debt line items on the Consolidated Balance Sheet as of December 31, 2021.
The interest rate on variable rate debt represents the total of a variable component that is based on changes in an interest rate index and a fixed component. The Company has interest rate swaps and option agreements that economically fix the variable component of the interest rates on the portion of the variable rate debt being hedged in an aggregate notional principal amount of approximately $1.3 billion on non-recourse debt outstanding at December 31, 2021.

160 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

Non-recourse debt as of December 31, 2021 is scheduled to reach maturity as shown below (in millions):

December 31,	Annual Maturities
2022	$1,370
2023	874
2024	1,378
2025	1,393
2026	815
Thereafter	9,195
Unamortized (discount) premium & debt issuance (costs), net	(214)
Total	$14,811
As of December 31, 2021, AES subsidiaries with facilities under construction had a total of approximately $7 million of committed but unused credit facilities available to fund construction and other related costs. Excluding these facilities under construction, AES subsidiaries had approximately $823 million in various unused committed credit lines to support their working capital, debt service reserves and other business needs. These credit lines can be used for borrowings, letters of credit, or a combination of these uses.
Significant transactions — During the year ended December 31, 2021, the Company's subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Repayments	Loss on Extinguishment of Debt
AES Brasil	Q1, Q4	412	(382)	(27)
AES Clean Energy Development (1)	Q3, Q4	502	—	—
Andres (2)	Q2	300	(274)	(14)
AES Andes	Q3	—	(129)	(14)
IPALCO	Q3	95	(95)	—
_____________________________
(1)Issuances relate to AES Clean Energy and AES Renewable Holdings.
(2)Repayments relate to Andres and DPP.
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
As of December 31, 2021 and 2020, approximately $370 million and $587 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. These amounts were included within Restricted cash and Debt service reserves and other deposits in the accompanying Consolidated Balance Sheets.

161 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $1.5 billion at December 31, 2021.
The following table summarizes the Company's subsidiary non-recourse debt in default (in millions) as of December 31, 2021. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

	Primary Nature of Default	December 31, 2021
Subsidiary		Debt in Default	Net Assets
AES Puerto Rico	Covenant	$201	$(182)
AES Ilumina (Puerto Rico)	Covenant	29	25
AES Jordan Solar	Covenant	7	5
Total		$237
The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation's recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters. As of December 31, 2021, the Company had no defaults which resulted in or were at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
RECOURSE DEBT — The following table summarizes the carrying amount and terms of recourse debt of the Company as of the periods indicated (in millions):

	Interest Rate	Final Maturity	December 31, 2021	December 31, 2020
Senior Unsecured Note	3.30%	2025	900	900
Drawings on revolving credit facility	LIBOR + 1.75%	2026	365	70
Senior Unsecured Note	1.375%	2026	800	800
Senior Unsecured Note	3.95%	2030	700	700
Senior Unsecured Note	2.45%	2031	1,000	1,000
Other (1)	CDI + 7.00%	2022	25	18
Unamortized (discount) premium & debt issuance (costs), net			(36)	(41)
Subtotal			$3,754	$3,447
Less: Current maturities			(25)	(1)
Noncurrent maturities			$3,729	$3,446
_____________________________
(1)Represents project-level limited recourse debt at AES Holdings Brasil Ltda.
The following table summarizes the principal amounts due under our recourse debt for the next five years and thereafter (in millions):

December 31,	Net Principal Amounts Due
2022	$25
2023	—
2024	—
2025	900
2026	1,165
Thereafter	1,700
Unamortized (discount) premium & debt issuance (costs), net	(36)
Total recourse debt	$3,754
In September 2021, AES executed an amendment to its revolving credit facility. The aggregate commitment under the new agreement is $1.25 billion and matures in September 2026. The prior credit agreement had an aggregate commitment of $1 billion and matured on December 20, 2024. As of December 31, 2021, AES had outstanding drawings under its revolving credit facility of $365 million.

162 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

In July 2021, AES offered to exchange up to $800 million of the newly registered 1.375% Senior Notes due in 2026 for up to $800 million of the existing unregistered 1.375% Senior Notes due in 2026 and up to $1 billion of our newly registered 2.45% Senior Notes due in 2031 for up to $1 billion of the existing unregistered 2.45% Senior Notes due in 2031. The terms of the new notes are identical in all material respects to the terms of the old notes with the exception that the new notes have been registered under the Securities Act of 1933, as amended. In August 2021, $798 million and $997 million of the 2026 and 2031 Notes were exchanged under the offer, respectively. Although not all investors participated in the exchange, there was no change to the outstanding indebtedness.
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
Recourse Debt Covenants and Guarantees — The Company's obligations under the revolving credit facility and indentures governing the senior notes due 2025 and 2030 are currently unsecured following the achievement of two investment grade ratings and the release of security in accordance with the terms of the facility and the notes. If the Company’s credit rating falls below "Investment Grade" from at least two of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc., as determined in accordance with the terms of the revolving credit facility and indenture dated May 15, 2020 (BBB-, or in the case of Moody’s Investor Services, Inc. Baa3), then the obligations under the revolving credit facility and the indentures governing the senior notes due 2025 and 2030 become, subject to certain exceptions, secured by (i) all of the capital stock of domestic subsidiaries owned directly by the Company or certain subsidiaries and 65% of the capital stock of certain foreign subsidiaries owned directly by the Company and certain subsidiaries, and (ii) certain intercompany receivables, certain intercompany notes and certain intercompany tax sharing agreements.
The revolving credit facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to, limitations on liens; restrictions on mergers and acquisitions and the disposition of assets; and other financial reporting requirements.
The revolving credit facility also contains one financial covenant, evaluated quarterly, requiring the Company to maintain a maximum ratio of recourse debt to adjusted operating cash flow of 5.75 times.
The terms of the Company's senior notes contain certain customary covenants, including limitations on the Company's ability to incur liens or enter into sale and leaseback transactions.

163 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

12. COMMITMENTS
The Company enters into long-term contracts for construction projects, maintenance and service, transmission of electricity, operations services and purchases of electricity and fuel. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances. The following table shows the future minimum commitments for continuing operations under these contracts as of December 31, 2021 for 2022 through 2026 and thereafter as well as actual purchases under these contracts for the years ended December 31, 2021, 2020, and 2019 (in millions):

Actual purchases during the year ended December 31,	Electricity Purchase Contracts	Fuel Purchase Contracts	Other Purchase Contracts
2019	$1,597	$1,824	$1,684
2020	756	1,573	1,506
2021	709	2,070	1,261
Future commitments for the year ending December 31,
2022	$714	$1,882	$5,896
2023	570	1,157	617
2024	551	881	322
2025	546	837	230
2026	529	639	181
Thereafter	5,894	113	1,585
Total	$8,804	$5,509	$8,831
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
The following table summarizes the Parent Company's contingent contractual obligations as of December 31, 2021. Amounts presented in the following table represent the Parent Company's current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. There were 9 obligations made by the Parent Company for the direct benefit of the lenders associated with the non-recourse debt of its businesses.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,162	90	$0 — 400
Letters of credit under the unsecured credit facilities	119	31	$0 — 42
Letters of credit under the revolving credit facility	48	26	$0 — 16
Surety bond	2	2	$1
Total	$2,331	149
During the year ended December 31, 2021, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended December 31, 2021 and 2020, the Company recognized liabilities of $4 million and $5 million, respectively, for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of December 31, 2021. In aggregate, the Company estimates the range of potential losses related to environmental

164 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

matters, where estimable, to be up to $11 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $23 million and $28 million as of December 31, 2021 and 2020, respectively. These amounts are reported on the Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2021. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $255 million and $898 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. Income tax-related material contingencies already considered as part of our uncertain tax positions are excluded from this note. See Note 23—Income Taxes of this Form 10-K for further information.
Tietê GSF Settlement — In December 2020, ANEEL published a regulation establishing the terms and conditions for compensation to Tietê for the non-hydrological risk charged to hydro generators through the incorrect application of the GSF mechanism from 2013 until 2018. In accordance with the regulation, this compensation will be in the form of a concession extension period of approximately 2.7 years. As a result, the previously recognized contingent liabilities related to GSF payments were updated to reflect the Company's best estimate for the fair value of compensation to be received from the concession extension offered in conjunction with the regulation. This compensation was estimated to have a fair value of $184 million, and was recorded as a reversal of Non-Regulated Cost of Sales on the Consolidated Statements of Operations for the year ended December 31, 2020. The concession extension also met the criteria for recognition as a definite-lived intangible asset, which was amortized from the date of the agreement until the end of the new concession period. The value of the concession extension was based on a preliminary time-value equivalent calculation made by the CCEE and subsequent adjustments requested by Tietê, which was determined to be fair value. In March 2021, the CCEE’s final calculation of fair value was $190 million and the Company recognized an additional reversal of Non-Regulated Cost of Sales of $6 million. Both the concession extension period and its equivalent asset value are subject to a final agreement between ANEEL and AES.
14. LEASES
LESSEE — Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in millions):

	Consolidated Balance Sheet Classification	December 31, 2021	December 31, 2020
Assets
Right-of-use assets — finance leases	Electric generation, distribution assets and other	$125	$74
Right-of-use assets — operating leases	Other noncurrent assets	278	275
Total right-of-use assets		$403	$349
Liabilities
Finance lease liabilities (current)	Non-recourse debt (current liabilities)	$6	$4
Finance lease liabilities (noncurrent)	Non-recourse debt (noncurrent liabilities)	128	77
Total finance lease liabilities		134	81
Operating lease liabilities (current)	Accrued and other liabilities	20	17
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	294	293
Total operating lease liabilities		314	310
Total lease liabilities		$448	$391

165 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term — finance leases	32 years	31 years
Weighted-average remaining lease term — operating leases	23 years	23 years
Weighted-average discount rate — finance leases	4.65%	4.11%
Weighted-average discount rate — operating leases	6.70%	6.81%
The following table summarizes the components of lease expense recognized in Cost of Sales on the Consolidated Statements of Operations for the years ended (in millions):

	Twelve Months Ended December 31,
Components of Lease Cost	2021	2020
Operating lease cost	$36	$36
Finance lease cost:
Amortization of right-of-use assets	4	3
Interest on lease liabilities	4	4
Short-term lease costs	21	13
Variable lease cost	1	—
Total lease cost	$66	$56
Operating cash outflows from operating leases included in the measurement of lease liabilities were $39 million and $41 million for the twelve months ended December 31, 2021 and 2020, respectively, and operating cash outflows from finance leases were $2 million for each of the twelve months ended December 31, 2021 and 2020. Right-of-use assets obtained in exchange for new operating lease liabilities were $37 million for the twelve months ended December 31, 2020.
The following table shows the future lease payments under operating and finance leases for continuing operations together with the present value of the net lease payments as of December 31, 2021 for 2022 through 2026 and thereafter (in millions):

	Maturity of Lease Liabilities
	Finance Leases	Operating Leases
2022	$8	$32
2023	9	30
2024	7	29
2025	6	27
2026	7	26
Thereafter	240	488
Total	277	632
Less: Imputed interest	(143)	(318)
Present value of lease payments	$134	$314
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
The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in millions):

	Twelve Months Ended December 31,
Lease Income	2021	2020
Total lease revenue	$595	$580
Less: Variable lease revenue	75	66
Total non-variable lease revenue	$520	$514

166 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, Plant and Equipment for the periods indicated (in millions):

	Twelve Months Ended December 31,
Lease Assets	2021	2020
Gross assets	$2,423	$3,103
Accumulated depreciation	765	1,011
Net assets	$1,658	$2,092
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, or lack of performance on energy delivery. The Company has not recognized any early terminations as of December 31, 2021. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of December 31, 2021 for 2022 through 2026 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2022	$20	$460
2022	20	398
2023	21	398
2024	21	399
2026	21	282
Thereafter	315	747
Total	418	$2,684
Less: Imputed interest	(198)
Present value of total lease receipts	$220
Battery Storage Lease Arrangements — The Company is constructing and operating projects that pair BESS with solar energy systems, which allows the project more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component constituting a sales-type lease. Upon commencement of the lease, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on the present value of fixed payments under the contract and the residual value of the underlying asset. Due to the variable nature of lease payments under these contracts, the Company recorded losses at commencement of sales-type leases of $13 million for the year ended December 31, 2021. No losses were recorded for the year ended December 31, 2020. These amounts are recognized in Other expense in the Consolidated Statement of Operations. See Note 21—Other Income and Expense for further information. The Company recognized lease income on sales-type leases through variable payments of $3 million and $5 million and interest income of $15 million and $2 million for the years ended December 31, 2021 and 2020, respectively.
15. BENEFIT PLANS
Defined Contribution Plans — The Company sponsors four defined contribution plans ("the DC Plans"). Two plans cover U.S. non-union employees; one for Parent Company and certain US and Utilities SBU business employees, and one for DPL employees. The remaining two plans include union and non-union employees at AES Indiana and union employees at DPL. The DC Plans are qualified under section 401 of the Internal Revenue Code. Most U.S. employees of the Company are eligible to participate in the appropriate plan except for those employees who are covered by a collective bargaining agreement, unless such agreement specifically provides that the employee is considered an eligible employee under a plan. Within the DC Plans, the Company provides matching contributions in addition to other non-matching contributions. Participants are fully vested in their own contributions. The Company's contributions vest over various time periods ranging from immediate up to five years. For the years ended December 31, 2021, 2020 and 2019, costs for defined contribution plans were approximately $26 million, $21 million and $19 million, respectively.
Defined Benefit Plans — Certain of the Company's subsidiaries have defined benefit pension plans covering substantially all of their respective employees ("the DB Plans"). Pension benefits are based on years of credited service, age of the participant, and average earnings. Of the 32 active DB Plans as of December 31, 2021, five are at U.S. subsidiaries and the remaining plans are at foreign subsidiaries.

167 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

The following table reconciles the Company's funded status, both domestic and foreign, as of the periods indicated (in millions):

	2021		2020
	U.S.	Foreign	U.S.	Foreign
Change in projected benefit obligation:
Benefit obligation as of January 1	$1,331	$218	$1,242	$224
Service cost	14	6	12	6
Interest cost	24	15	35	14
Plan amendments	8	—	1	—
Plan curtailments	—	(23)	—	(6)
Plan settlements	—	(1)	—	—
Benefits paid	(101)	(10)	(81)	(9)
Actuarial (gain) loss	(51)	(16)	122	19
Effect of foreign currency exchange rate changes	—	(16)	—	(30)
Benefit obligation as of December 31	$1,225	$173	$1,331	$218
Change in plan assets:
Fair value of plan assets as of January 1	$1,249	$112	$1,154	$129
Actual return on plan assets	60	9	168	13
Employer contributions	10	4	8	5
Plan settlements	—	(1)	—	—
Benefits paid	(101)	(10)	(81)	(9)
Effect of foreign currency exchange rate changes	—	(8)	—	(26)
Fair value of plan assets as of December 31	$1,218	$106	$1,249	$112
Reconciliation of funded status:
Funded status as of December 31	$(7)	$(67)	$(82)	$(106)
The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to the funded status of the DB Plans, both domestic and foreign, as of the periods indicated (in millions):

December 31,	2021		2020
Amounts Recognized on the Consolidated Balance Sheets	U.S.	Foreign	U.S.	Foreign
Noncurrent assets	$49	$7	$9	$—
Accrued benefit liability—current	—	(7)	—	(8)
Accrued benefit liability—noncurrent	(56)	(67)	(91)	(98)
Net amount recognized at end of year	$(7)	$(67)	$(82)	$(106)
The following table summarizes the Company's U.S. and foreign accumulated benefit obligation as of the periods indicated (in millions):

December 31,	2021		2020
	U.S.	Foreign	U.S.	Foreign
Accumulated benefit obligation	$1,199	$165	$1,306	$199
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$458	$165	$494	$218
Accumulated benefit obligation	442	159	481	199
Fair value of plan assets	402	91	403	112
Information for pension plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$458	$165	$494	$218
Fair value of plan assets	402	91	403	112
The following table summarizes the significant weighted average assumptions used in the calculation of benefit obligation and net periodic benefit cost, both domestic and foreign, as of the periods indicated:

December 31,		2021			2020
		U.S.	Foreign		U.S.	Foreign
Benefit Obligation:	Discount rate	2.82%	10.45%		2.45%	7.53%
	Rate of compensation increase	2.75%	7.76%		2.75%	5.69%
Periodic Benefit Cost:	Discount rate	2.45%	7.53%	(1)	3.32%	7.58%	(1)
	Expected long-term rate of return on plan assets	4.91%	8.02%		5.24%	7.18%
	Rate of compensation increase	2.75%	5.69%		2.86%	6.13%
_____________________________
(1)Includes an inflation factor that is used to calculate future periodic benefit cost, but is not used to calculate the benefit obligation.
The Company establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historic returns, and expected future returns.

168 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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
Sensitivity of the Company's pension funded status to the indicated increase or decrease in the discount rate and long-term rate of return on plan assets assumptions is shown below. Note that these sensitivities may be asymmetric and are specific to the base conditions at year-end 2021. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The funded status as of December 31, 2021 is affected by the assumptions as of that date. Pension expense for 2021 is affected by the December 31, 2020 assumptions. The impact on pension expense from a one percentage point change in these assumptions is shown in the following table (in millions):

Increase of 1% in the discount rate	$(3)
Decrease of 1% in the discount rate	5
Increase of 1% in the long-term rate of return on plan assets	(13)
Decrease of 1% in the long-term rate of return on plan assets	13
The following table summarizes the components of the net periodic benefit cost, both domestic and foreign, for the years indicated (in millions):

December 31,	2021		2020		2019
Components of Net Periodic Benefit Cost:	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$14	$6	$12	$6	$11	$8
Interest cost	24	15	35	14	44	19
Expected return on plan assets	(59)	(8)	(58)	(7)	(52)	(14)
Amortization of prior service cost	4	—	5	—	5	—
Amortization of net loss	15	3	14	2	15	1
Curtailment (gain) loss recognized	—	(17)	—	—	—	—
Total pension cost	$(2)	$(1)	$8	$15	$23	$14
The following table summarizes the amounts reflected in AOCL, including AOCL attributable to noncontrolling interests, on the Consolidated Balance Sheet as of December 31, 2021, that have not yet been recognized as components of net periodic benefit cost (in millions):

December 31, 2021	Accumulated Other Comprehensive Income (Loss)
	U.S.	Foreign
Prior service cost	$(3)	$3
Unrecognized net actuarial loss	(23)	(42)
Total	$(26)	$(39)
The following table summarizes the Company's target allocation for 2021 and pension plan asset allocation, both domestic and foreign, as of the periods indicated:

			Percentage of Plan Assets as of December 31,
	Target Allocations		2021		2020
Asset Category	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Equity securities	31%	12%	31.26%	14.76%	43.79%	14.85%
Debt securities	69%	82%	68.37%	82.40%	55.87%	82.30%
Real estate	—%	2%	—%	1.11%	—%	1.12%
Other	—%	4%	0.37%	1.73%	0.34%	1.73%
Total pension assets			100.00%	100.00%	100.00%	100.00%
The U.S. DB Plans seek to achieve the following long-term investment objectives:
•maintenance of sufficient income and liquidity to pay retirement benefits and other lump sum payments;
•long-term rate of return in excess of the annualized inflation rate;
•long-term rate of return, net of relevant fees, that meets or exceeds the assumed actuarial rate; and

169 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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

		December 31, 2021				December 31, 2020
U.S. Plans		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities: (2)	Mutual funds	$—	$381	$—	$381	$—	$547	$—	$547
Debt securities: (2)	Mutual funds (1)	—	833	—	833	—	698	—	698
Other:	Cash and cash equivalents	4	—	—	4	4	—	—	4
	Total plan assets	$4	$1,214	$—	$1,218	$4	$1,245	$—	$1,249
_____________________________
(1)Mutual funds categorized as debt securities consist of mutual funds for which debt securities are the primary underlying investment.
(2)For the U.S. plans, the balances under the equity securities and debt securities categories represent investments through collective trusts. The plans have chosen collective trusts for which the underlying investments are mutual funds or mutual funds for which debt securities are the primary underlying investment.
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

		December 31, 2021				December 31, 2020
Foreign Plans		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities:	Mutual funds	$15	$—	$—	$15	$16	$—	$—	$16
	Private equity	—	—	1	1	—	—	1	1
Debt securities:	Mutual funds (1)	18	69	—	87	18	74	—	92
Real estate:	Real estate	—	—	1	1	—	—	1	1
Other:	Other assets	1	—	1	2	1	—	1	2
	Total plan assets	$34	$69	$3	$106	$35	$74	$3	$112
_____________________________
(1)Mutual funds categorized as debt securities consist of mutual funds for which debt securities are the primary underlying investment.
The following table summarizes the estimated cash flows for U.S. and foreign expected employer contributions and expected future benefit payments, both domestic and foreign (in millions):

	U.S.	Foreign
Expected employer contribution in 2022	$8	$8
Expected benefit payments for fiscal year ending:
2022	67	15
2023	67	14
2024	68	16
2025	68	17
2026	69	18
2027 - 2031	342	115

170 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

16. REDEEMABLE STOCK OF SUBSIDIARIES
The following table is a reconciliation of changes in redeemable stock of subsidiaries (in millions):

December 31,	2021	2020
Balance at the beginning of the period	$872	$888
Contributions from holders of redeemable stock of subsidiaries	579	—
Net income (loss) attributable to redeemable stock of subsidiaries	(6)	8
Fair value adjustment	4	4
Other comprehensive loss attributable to redeemable stock of subsidiaries	19	(28)
Acquisition and reclassification of stock of subsidiaries	(211)	—
Balance at the end of the period	$1,257	$872
The following table summarizes the Company's redeemable stock of subsidiaries balances as of the periods indicated (in millions):

December 31,	2021	2020
IPALCO common stock	$700	$618
AES Clean Energy Development common stock	497	—
AES Indiana preferred stock	60	60
Colon quotas (1)	—	194
Total redeemable stock of subsidiaries	$1,257	$872
 _____________________________
(1)Characteristics of quotas are similar to common stock.
IPALCO — On December 13, 2021, CDPQ made equity capital contributions of $34 million to AES U.S. Investments, subsequently contributed to IPALCO by AES U.S. Investments, and $48 million to IPALCO as part of a capital call to raise proceeds for AES Indiana's TDSIC and replacement generation projects. The Company and CDPQ made capital contributions on a proportional share basis; therefore, the capital call did not change CDPQ or AES' ownership interests in IPALCO.
Colon — On September 13, 2021, the Company acquired the remaining 49.9% minority ownership interest in Colon, reducing the value of the Colon temporary equity to zero. See Note 17—Equity for further information.
AES Clean Energy Development — On February 1, 2021, the Company substantially completed the merger of the sPower and AES Renewable Holdings development platforms to form AES Clean Energy Development, which will serve as the development vehicle for all future renewable projects in the U.S. As part of the transaction, AlMCo, our existing partner in the sPower equity method investment, received a 25% minority ownership interest in the newly formed entity along with certain partnership rights, though not currently in effect, that would enable AIMCo to exit in the future. As a result, the minority ownership interest is considered temporary equity. AIMCo made capital contributions of $240 million during the year ended December 31, 2021.
During the second quarter of 2021, the Company recorded measurement period adjustments to the estimated fair values of the sPower and AES Renewable Holdings development platforms and the value of the partnership rights initially recorded in the first quarter of 2021, which resulted in an $81 million increase in the value of the temporary equity. These measurement period adjustments primarily relate to higher expected developer profits and a higher growth rate, reflective of additional information that became available regarding market participants’ views of the value of early-stage renewable development projects as of the date of acquisition. The temporary equity will be adjusted for earnings or losses allocated to the noncontrolling interest under ASC 810. Any subsequent changes in the redemption value of the exit rights will be recognized against permanent equity in accordance with ASC 480-10-S99, as it is probable that the shares will become redeemable. See Note 25—Acquisitions for further information.
AES Indiana — AES Indiana had $60 million of cumulative preferred stock outstanding at December 31, 2021 and 2020, which represents five series of preferred stock. The total annual dividend requirements were approximately $3 million at December 31, 2021 and 2020. Certain series of the preferred stock were redeemable solely at the option of the issuer at prices between $100 and $118 per share. Holders of the preferred stock are entitled to elect a majority of AES Indiana's board of directors if AES Indiana has not paid dividends to its preferred stockholders for four consecutive quarters. Based on the preferred stockholders' ability to elect a majority of AES Indiana's board of directors in this circumstance, the redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock is considered temporary equity.

171 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

17. EQUITY
Equity Units
In March 2021, the Company issued 10,430,500 Equity Units with a total notional value of $1,043 million. Each Equity Unit has a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a forward stock purchase contract (“2024 Purchase Contracts”) and a 10% undivided beneficial ownership interest in one share of 0% Series A Cumulative Perpetual Convertible Preferred Stock, issued without par and with a liquidation preference of $1,000 per share (“Series A Preferred Stock”).
Upon reconsideration of the nature of the Equity Units, the Company re-evaluated its accounting assessment and concluded that the Equity Units should be accounted for as one unit of account based on the economic linkage between the 2024 Purchase Contracts and the Series A Preferred Stock, as well as the Company's assessment of the applicable accounting guidance relating to combining freestanding instruments. The Equity Units represent mandatorily convertible preferred stock. Accordingly, the shares associated with the combined instrument are reflected in diluted earnings per share using the if-converted method.
In the fourth quarter of 2021, the Company also corrected the classification of certain amounts in the Consolidated Balance Sheet and Statement of Changes in Equity to reflect the 2024 Purchase Contracts and Series A Preferred Stock as one unit of account. The corrections have no impact on the Company's net earnings, total assets, cash flows, or segment information.
In conjunction with the issuance of the Equity Units, the Company received approximately $1 billion in proceeds, net of underwriting costs and commissions, before offering expenses. The proceeds for the issuance of 1,043,050 shares are attributed to the Series A Preferred Stock for $825 million, $205 million for the present value of the quarterly payments due to holders of the 2024 Purchase Contracts ("Contract Adjustment Payments"), and a beneficial conversion feature of $13 million. The proceeds will be used for the development of the AES renewable businesses, U.S. utility businesses, LNG infrastructure, and for other developments determined by management.
The Series A Preferred Stock will initially not bear any dividends and the liquidation preference of the convertible preferred stock will not accrete. The Series A Preferred Stock has no maturity date and will remain outstanding unless converted by holders or redeemed by the Company. Holders of the shares of the convertible preferred stock will have limited voting rights.
The Series A Preferred Stock is pledged as collateral to support holders’ purchase obligations under the 2024 Purchase Contracts and will be remarketed. In connection with any successful remarketing, the Company may increase the dividend rate, increase the conversion rate, and modify the earliest redemption date for the convertible preferred stock. After any successful remarketing in connection with which the dividend rate on the convertible preferred stock is increased, the Company will pay cumulative dividends on the convertible preferred stock, if declared by the board of directors, quarterly in arrears from the applicable remarketing settlement date.
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

172 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

The settlement rate will be calculated using an initial reference price of $25.88, equal to the last reported sale price of the Company’s common stock on March 4, 2021. If the applicable market value of the Company’s common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company’s common stock equal to $100 divided by the applicable market value. Upon successful remarketing of the Series A Preferred Stock ("Remarketed Series A Preferred Stock"), the Company expects to receive additional cash proceeds of $1 billion and issue shares of Remarketed Series A Preferred Stock.
The Company pays Contract Adjustment Payments to the holders of the 2024 Purchase Contracts at a rate of 6.875% per annum, payable quarterly in arrears on February 15, May 15, August 15, and November 15, commencing on May 15, 2021. The $205 million present value of the Contract Adjustment Payments at inception reduces the Series A Preferred Stock. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $5 million over the three-year term.
The holders can settle the 2024 Purchase Contracts early, for cash, subject to certain exceptions and conditions in the prospectus supplement. Upon early settlement of any 2024 Purchase Contracts, the Company will deliver the number of shares of its common stock equal to 85% of the number of shares of common stock that would have otherwise been deliverable.
Equity Transactions with Noncontrolling Interests
Colon — In September 2021, the Company acquired the remaining 49.9% minority ownership interest in Colon, becoming its sole owner. In conjunction with the acquisition, a note payable was recorded that is expected to be satisfied over two installments by the end of 2023. This transaction resulted in a $12 million decrease in Parent Company Stockholders’ Equity due to a decrease in additional paid-in-capital of $8 million and the reclassification of accumulated other comprehensive losses from Redeemable stock of subsidiaries to AOCL of $4 million. Colon is reported in the MCAC SBU reportable segment.
Chile Renovables — In July 2021, AES Andes completed the sale of a 49% ownership interest in Chile Renovables SpA (“Chile Renovables”), a subsidiary which owns the Los Cururos wind facility, to Global Infrastructure Management, LLC (“GIP”) for $53 million. AES Andes retained a 51% ownership interest in Chile Renovables and the transaction decreased the Company’s indirect ownership in the subsidiary to 34%. As part of the transaction, AES Andes will contribute a specified pipeline of renewable development projects to Chile Renovables as the projects reach commercial operations, and GIP will make additional contributions to maintain its 49% ownership interest. As the Company maintained control after the transaction, Chile Renovables continues to be consolidated by the Company within the South America SBU reportable segment.
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
In December 2021, AES Andes sold shares acquired in the 2020 share buyback program as required by the holding period terms of the program, resulting in a decline in the Company's indirect beneficial interest in AES Andes from 67.1% to 67%. This transaction resulted in a $3 million decrease in Parent Company Stockholder's Equity due to a decrease in additional paid-in-capital. AES Andes is reported in the South America SBU reportable segment.

173 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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
AES Brasil — In August 2020, AES Holdings Brasil Ltda. ("AHB") completed the acquisition of an additional 18.5% ownership in AES Brasil for $240 million. During the fourth quarter of 2020, through multiple transactions, AHB acquired another 1.3% ownership in AES Brasil for $16 million. In aggregate, these transactions increased the Company's economic interest in AES Brasil to 44.1% and resulted in a $214 million decrease in Parent Company Stockholder's Equity due to a decrease in additional paid-in-capital of $94 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $120 million. AES Brasil is reported in the South America SBU reportable segment.
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
In October 2021, AES Brasil concluded a follow-on offering for the issuance of 93 million newly issued shares, which further increased the Company's indirect beneficial interest in AES Brasil to 46.7% and resulted in a $7 million increase in Parent Company Stockholder's Equity due to an increase in additional paid-in capital.
AES Renewable Holdings — In 2021, 2020 and 2019, AES Renewable Holdings, through multiple transactions, sold noncontrolling interests in multiple project companies to tax equity partners. These transactions resulted in a $127 million, $144 million, and $133 million increase to noncontrolling interest in 2021, 2020, and 2019 respectively. AES Renewable Holdings is reported in the US and Utilities SBU reportable segment.
The following table summarizes the net income attributable to The AES Corporation and all transfers (to) from noncontrolling interests for the periods indicated (in millions):

	December 31,
	2021	2020	2019
Net income (loss) attributable to The AES Corporation	$(409)	$46	$303
Transfers from noncontrolling interest:
Increase (decrease) in The AES Corporation's paid-in capital for sale of subsidiary shares	(7)	260	(5)
Increase (decrease) in The AES Corporation's paid-in-capital for purchase of subsidiary shares	(9)	(89)	—
Net transfers (to) from noncontrolling interest	(16)	171	(5)
Change from net income attributable to The AES Corporation and transfers (to) from noncontrolling interests	$(425)	$217	$298

174 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

Deconsolidations
Alto Maipo — In November 2021, Alto Maipo SpA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The Company determined it no longer had control over Alto Maipo and deconsolidated the business, which increased Parent Company Stockholder's Equity by $182 million due to the disposition of $177 million of accumulated other comprehensive loss and $5 million of accumulated deficit. See Note 24—Held-for-Sale and Dispositions for further information.
Accumulated Other Comprehensive Loss — The changes in AOCL by component, net of tax and noncontrolling interests, for the periods indicated were as follows (in millions):

	Foreign currency translation adjustment, net	Derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at December 31, 2019	$(1,721)	$(470)	$(38)	$(2,229)
Other comprehensive loss before reclassifications	—	(309)	(12)	(321)
Amount reclassified to earnings	192	72	—	264
Other comprehensive income (loss)	192	(237)	(12)	(57)
Reclassification from NCI due to share sales and repurchases	(115)	8	(4)	(111)
Balance at December 31, 2020	$(1,644)	$(699)	$(54)	$(2,397)
Other comprehensive income (loss) before reclassifications	(86)	(7)	23	(70)
Amount reclassified to earnings	3	254	1	258
Other comprehensive income (loss)	(83)	247	24	188
Reclassification from NCI due to share sales and repurchases	(7)	(4)	—	(11)
Balance at December 31, 2021	$(1,734)	$(456)	$(30)	$(2,220)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Consolidated Statements of Operations

Details About		December 31,
AOCL Components	Affected Line Item in the Consolidated Statements of Operations	2021	2020	2019
Foreign currency translation adjustments, net
	Gain (loss) on disposal and sale of business interests	$(3)	$(192)	$(23)
	Net income (loss) attributable to The AES Corporation	$(3)	$(192)	$(23)
Derivative gains (losses), net
	Non-regulated revenue	$(1)	$(1)	$(1)
	Non-regulated cost of sales	1	(3)	(12)
	Interest expense	(85)	(60)	(26)
	Gain (loss) on disposal and sale of business interests	(362)	—	1
	Asset impairment expense	(13)	(10)	—
	Foreign currency transaction gains (losses)	(15)	(7)	(12)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(475)	(81)	(50)
	Income tax benefit (expense)	105	17	13
	Net equity in earnings (losses) of affiliates	(17)	(10)	(5)
	Income (loss) from continuing operations	(387)	(74)	(42)
	Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	133	2	6
	Net income (loss) attributable to The AES Corporation	$(254)	$(72)	$(36)
Amortization of defined benefit pension actuarial losses, net
	Regulated cost of sales	$—	$(1)	$—
	Non-regulated cost of sales	(1)	1	—
	Other expense	(3)	—	(2)
	Gain (loss) on disposal and sale of business interests	—	—	(26)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(4)	—	(28)
	Income tax benefit (expense)	3	—	—
	Income (loss) from continuing operations	(1)	—	(28)
	Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	—	—	1
	Net income (loss) attributable to The AES Corporation	$(1)	$—	$(27)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(258)	$(264)	$(86)
Common Stock Dividends — The Parent Company paid dividends of $0.1505 per outstanding share to its common stockholders during the first, second, third and fourth quarters of 2021 for dividends declared in December 2020, February 2021, July 2021, and October 2021, respectively.

175 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

On December 3, 2021, the Board of Directors declared a quarterly common stock dividend of $0.1580 per share payable on February 15, 2022 to shareholders of record at the close of business on February 1, 2022.
Stock Repurchase Program — No shares were repurchased in 2021. The cumulative repurchases from the commencement of the Stock Repurchase Program in July 2010 through December 31, 2021 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of December 31, 2021, $264 million remained available for repurchase under the Stock Repurchase Program.
The common stock repurchased has been classified as treasury stock and accounted for using the cost method. A total of 151,923,418 and 153,028,526 shares were held as treasury stock at December 31, 2021 and December 31, 2020, respectively. Restricted stock units under the Company's employee benefit plans are issued from treasury stock. The Company has not retired any common stock repurchased since it began the Stock Repurchase Program in July 2010.
18. SEGMENTS AND GEOGRAPHIC INFORMATION
The segment reporting structure uses the Company's management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by geographic regions which provides a socio-political-economic understanding of our business. The management reporting structure is organized by four SBUs led by our President and Chief Executive Officer: US and Utilities, South America, MCAC, and Eurasia SBUs. Using the accounting guidance on segment reporting, the Company determined that its four operating segments are aligned with its four reportable segments corresponding to its SBUs. In January 2022, we internally announced a reorganization as a part of our ongoing strategy to align our business to meet our customers' needs and deliver on our major strategic objectives. The Company is currently evaluating the impact this reorganization will have on our segment reporting structure.
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

176 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

The following tables present financial information by segment for the periods indicated (in millions):

	Total Revenue
Year Ended December 31,	2021	2020	2019
US and Utilities SBU	$4,335	$3,918	$4,058
South America SBU	3,541	3,159	3,208
MCAC SBU	2,157	1,766	1,882
Eurasia SBU	1,123	828	1,047
Corporate and Other	116	231	46
Eliminations	(131)	(242)	(52)
Total Revenue	$11,141	$9,660	$10,189

Reconciliation from Income (Loss) from Continuing Operations before Taxes and Equity in Earnings of Affiliates:	Total Adjusted PTC
Year Ended December 31,	2021	2020	2019
Income (loss) from continuing operations before taxes and equity in earnings of affiliates	$(1,064)	$488	$1,001
Add: Net equity in losses of affiliates	(24)	(123)	(172)
Less: Loss (income) from continuing operations before taxes, attributable to noncontrolling interests	644	(192)	(277)
Pre-tax contribution	(444)	173	552
Unrealized derivative and equity securities losses (gains)	(1)	3	113
Unrealized foreign currency losses (gains)	14	(10)	36
Disposition/acquisition losses	861	112	12
Impairment losses	1,153	928	406
Loss on extinguishment of debt	91	223	121
Net gains from early contract terminations at Angamos	(256)	(182)	—
Total Adjusted PTC	$1,418	$1,247	$1,240

	Total Adjusted PTC
Year Ended December 31,	2021	2020	2019
US and Utilities SBU	$660	$505	$569
South America SBU	423	534	504
MCAC SBU	314	287	367
Eurasia SBU	196	177	159
Corporate and Other	(182)	(256)	(347)
Eliminations	7	—	(12)
Total Adjusted PTC	$1,418	$1,247	$1,240

	Total Assets			Depreciation and Amortization			Capital Expenditures
Year Ended December 31,	2021	2020	2019	2021	2020	2019	2021	2020	2019
US and Utilities SBU	$16,512	$14,464	$13,334	$549	$534	$465	$1,115	$1,099	$1,484
South America SBU	7,728	11,329	11,314	273	294	315	833	650	692
MCAC SBU	4,545	4,847	4,770	155	164	183	143	183	344
Eurasia SBU	3,466	3,621	3,990	66	63	67	20	9	30
Corporate and Other	712	342	240	13	13	15	29	19	1
Total	$32,963	$34,603	$33,648	$1,056	$1,068	$1,045	$2,140	$1,960	$2,551

	Interest Income			Interest Expense
Year Ended December 31,	2021	2020	2019	2021	2020	2019
US and Utilities SBU	$28	$17	$18	$362	$371	$301
South America SBU	100	64	95	239	237	285
MCAC SBU	7	14	22	139	157	142
Eurasia SBU	161	171	180	98	113	127
Corporate and Other	2	2	3	73	160	195
Total	$298	$268	$318	$911	$1,038	$1,050

	Investments in and Advances to Affiliates			Net Equity in Earnings (Losses) of Affiliates
Year Ended December 31,	2021	2020	2019	2021	2020	2019
US and Utilities SBU	$510	$568	$465	$83	$(8)	$11
South America SBU	19	13	77	—	(80)	(129)
MCAC SBU	144	168	107	(23)	(11)	(13)
Eurasia SBU	—	1	215	2	4	(9)
Corporate and Other	407	85	102	(86)	(28)	(32)
Total	$1,080	$835	$966	$(24)	$(123)	$(172)

177 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

The following table presents information, by country, about the Company's consolidated operations for each of the three years ended December 31, 2021, 2020, and 2019, and as of December 31, 2021 and 2020 (in millions). Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Total Revenue			Long-Lived Assets (1)
Year Ended December 31,	2021	2020	2019	2021	2020
United States (2)	$3,531	$3,243	$3,230	$11,034	$10,360
Non-U.S.:
Chile	2,297	2,092	1,839	2,241	5,831
Dominican Republic	1,087	896	877	892	843
El Salvador	792	666	824	371	361
Bulgaria	700	444	459	1,020	1,149
Panama	595	519	601	1,907	1,939
Brazil	471	401	525	1,215	1,091
Mexico	471	349	402	614	623
Argentina	390	308	373	470	484
Colombia	383	358	472	349	355
Vietnam (3)	320	285	343	—	—
Jordan	98	96	95	42	44
United Kingdom (4)	—	—	147	—	—
Other Non-U.S.	6	3	2	28	23
Total Non-U.S.	7,610	6,417	6,959	9,149	12,743
Total	$11,141	$9,660	$10,189	$20,183	$23,103
_____________________________
(1)     For purposes of this disclosure, long-lived assets implies hard assets that cannot be readily removed, and thus excludes intangibles. Long-lived assets disclosed above include amounts recorded in Property, plant and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Consolidated Balance Sheets.
(2)     Includes Puerto Rico revenues of $311 million, $298 million, and $294 million for the years ended December 31, 2021, 2020, and 2019, respectively, and long-lived assets of $79 million and $533 million as of December 31, 2021 and 2020, respectively.
(3)     Mong Duong assets were classified as held-for-sale as of December 31, 2021 and 2020. See Notes 20—Revenue and 24—Held-for-Sale and Dispositions for further information.
(4)     The Kilroot and Ballylumford long-lived assets were deconsolidated upon completion of the sale in June 2019. See Note 24—Held-for-Sale and Dispositions for further information.
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
For the years ended December 31, 2021, 2020, and 2019, RSUs issued had a grant date fair value equal to the closing price of the Company's stock on the grant date. The Company does not discount the grant date fair values to reflect any post-vesting restrictions. RSUs granted to employees during the years ended December 31, 2021, 2020, and 2019 had grant date weighted average fair values per RSU of $26.46, $20.75, and $17.53, respectively.
The 2021 RSUs awarded to certain executives have a performance condition related to the achievement of environmental, social and governance goals for the three-year period ended December 31, 2023. This performance condition can cause the number of units that vest to increase or decrease by up to 15% of the total units for all three years. The adjustment will be reflected in the number of units that vest at the end of the three years.
The following table summarizes the components of the Company's stock-based compensation related to its employee RSUs recognized in the Company's consolidated financial statements (in millions):

December 31,	2021	2020	2019
RSU expense before income tax	$12	$10	$10
Tax benefit	(2)	(2)	(1)
RSU expense, net of tax	$10	$8	$9
Total value of RSUs converted (1)	$13	$11	$12
Total fair value of RSUs vested	$10	$10	$10
_____________________________

178 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

(1)Amount represents fair market value on the date of conversion.
Cash was not used to settle RSUs or compensation cost capitalized as part of the cost of an asset for the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021, total unrecognized compensation cost related to RSUs of $26 million is expected to be recognized over a weighted average period of approximately 2.75 years. There were no modifications to RSU awards during the year ended December 31, 2021.
A summary of the activity of RSUs for the year ended December 31, 2021 follows (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Values	Weighted Average Remaining Vesting Term
Nonvested at December 31, 2020	1,210	$17.53
Vested	(634)	15.63
Forfeited and expired	(109)	23.46
Granted	1,091	26.46
Nonvested at December 31, 2021	1,558	$24.14	2.29
Expected to vest at December 31, 2021	1,420	$24.10
The Company initially recognizes compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. In 2021, AES has estimated a weighted average forfeiture rate of 5.3% for RSUs granted in 2021. This estimate will be revised if subsequent information indicates that the actual number of instruments forfeited is likely to differ from previous estimates. Based on the estimated forfeiture rate, the Company expects to expense $27 million on a straight-line basis over a weighted average period of 3.4 years.
The following table summarizes the RSUs that vested and were converted during the periods indicated (RSUs in thousands):

Year Ended December 31,	2021	2020	2019
RSUs vested during the year	634	806	996
RSUs converted during the year, net of shares withheld for taxes	452	547	666
Shares withheld for taxes	182	259	329
OTHER SHARE BASED COMPENSATION
The Company has three other share-based award programs. The Company has recorded expenses of $14 million, $21 million, and $22 million for 2021, 2020, and 2019, respectively, related to these programs.
Stock options — AES grants options to purchase shares of common stock under stock option plans to non-employee directors. Under the terms of the plans, the Company may issue options to purchase shares of the Company's common stock at a price equal to 100% of the market price at the date the option is granted. Stock options issued in 2019, 2020, and 2021 have a three-year vesting schedule and vest in one-third increments over the three-year period. The stock options have a contractual term of 10 years. In all circumstances, stock options granted by AES do not entitle the holder the right, or obligate AES, to settle the stock option in cash or other assets of AES.
Performance Stock Units — In 2019, 2020, and 2021, the Company issued PSUs to officers under its long-term compensation plan. PSUs are stock units which include performance conditions. Performance conditions are based on the Company's Proportional Free Cash Flow targets for 2019. For 2020 and 2021, performance conditions are based on the Company’s Parent Free Cash Flow target. The performance conditions determine the vesting and final share equivalent per PSU and can result in earning an award payout range of 0% to 200%, depending on the achievement. The Company believes it is probable that the performance condition will be met and will continue to be evaluated throughout the performance period. In all circumstances, PSUs granted by AES do not entitle the holder the right, or obligate AES, to settle the stock units in cash or other assets of AES.
Performance Cash Units — In 2019, 2020, and 2021, the Company issued PCUs to its officers under its long-term compensation plan. The value of the 2019 units is dependent on the market condition of total stockholder return on AES common stock as compared to the total stockholder return of the Standard and Poor's 500 Utilities Sector Index, Standard and Poor's 500 Index, and MSCI Emerging Market Index over a three-year measurement period. The value for the 2020 and 2021 units is dependent on the market condition of total stockholder return on AES common stock as compared to the total stockholder return of the Standard and Poor's 500 Utilities Sector Index, Standard and Poor's 500 Index, and MSCI Emerging Markets Latin America Index over a three-year measurement period. Since PCUs are settled in cash, they qualify for liability accounting and periodic measurement is required.

179 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

20. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Year Ended December 31, 2021
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,831	$—	$—	$—	$—	$2,831
Other regulated revenue	37	—	—	—	—	37
Total regulated revenue	2,868	—	—	—	—	2,868
Non-Regulated Revenue
Revenue from contracts with customers	1,132	3,531	2,057	881	(15)	7,586
Other non-regulated revenue (1)	335	10	100	242	—	687
Total non-regulated revenue	1,467	3,541	2,157	1,123	(15)	8,273
Total revenue	$4,335	$3,541	$2,157	$1,123	$(15)	$11,141

	Year Ended December 31, 2020
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,626	$—	$—	$—	$—	$2,626
Other regulated revenue	35	—	—	—	—	35
Total regulated revenue	2,661	—	$—	—	—	2,661
Non-Regulated Revenue
Revenue from contracts with customers	1,015	3,151	1,668	594	(10)	6,418
Other non-regulated revenue (1)	242	8	98	234	(1)	581
Total non-regulated revenue	1,257	3,159	1,766	828	(11)	6,999
Total revenue	$3,918	$3,159	$1,766	$828	$(11)	$9,660

	Year Ended December 31, 2019
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,979	$—	$—	$—	$—	$2,979
Other regulated revenue	49	—	—	—	—	49
Total regulated revenue	3,028	—	—	—	—	3,028
Non-Regulated Revenue
Revenue from contracts with customers	767	3,205	1,788	799	(4)	6,555
Other non-regulated revenue (1)	263	3	94	248	(2)	606
Total non-regulated revenue	1,030	3,208	1,882	1,047	(6)	7,161
Total revenue	$4,058	$3,208	$1,882	$1,047	$(6)	$10,189
_____________________________
(1)Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $216 million and $531 million as of December 31, 2021 and December 31, 2020, respectively.
During the years ended December 31, 2021 and 2020, we recognized revenue of $410 million and $14 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
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
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a BOT contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected on the Consolidated Balance Sheet. As of December 31, 2021 and December 31, 2020, Mong Duong met the held-for-sale criteria and

180 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

the loan receivable balance of $1.2 billion and $1.3 billion, net of CECL reserve of $30 million and $32 million, respectively, was reclassified to held-for-sale assets. Of the loan receivable balance, $91 million and $80 million was classified as Current held-for-sale assets, and $1.1 billion and $1.2 billion was classified as Noncurrent held-for-sale assets, respectively.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of December 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $9 million, primarily consisting of fixed consideration for the sale of renewable energy credits in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2022 and 2023, with the remainder recognized thereafter.
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

	Year Ended December 31,	2021	2020	2019
Other Income	Gain on remeasurement to acquisition-date fair value (1)	$254	$—	$—
	Legal settlements (2)	53	—	—
	Gain on remeasurement of contingent consideration (3)	28	—	—
	Gain on sale of assets (4)	24	46	—
	Gain on pension curtailment	11	—	—
	Non-service pension income	10	—	—
	AFUDC (US Utilities)	8	5	3
	Gain on insurance proceeds (5)	—	—	118
	Other	22	24	24
	Total other income	$410	$75	$145

Other Expense	Loss on sale and disposal of assets (6)	$14	$7	$22
	Loss on commencement of sales-type leases (7)	13	—	36
	Loss on sale of receivables (8)	9	20	—
	Legal contingencies and settlements	2	15	2
	Non-service pension and other postretirement costs	—	2	17
	Other	22	9	3
	Total other expense	$60	$53	$80
_____________________________
(1)Primarily related to the remeasurement of our existing equity interest in sPower’s development platform as part of the step acquisition to form AES Clean Energy Development. See Note 25—Acquisitions for further information.
(2)Primarily related to settlement of legal arbitration at Alto Maipo.
(3)Primarily related to the remeasurement of contingent consideration on the Great Cove Solar acquisition at Clean Energy See Note 25—Acquisitions for further information.
(4)For the year ended December 31, 2020, primarily associated with the gain on sale of Redondo Beach land at Southland. See Note 24—Held-for-Sale and Dispositions for further information.
(5)Associated with recoveries for property damage at the Andres facility in the Dominican Republic from a lightning incident in September 2018 and the upgrade of the tunnel lining at Changuinola.
(6)For the year ended December 31, 2019, associated with a loss due to the upgrade of the tunnel lining at Changuinola.
(7)Related to losses recognized at commencement of sales-type leases at AES Renewable Holdings. See Note 14—Leases for further information.
(8)Associated with a loss on sale of Stabilization Fund receivables at AES Andes. See Note 7—Financing Receivables for further information.

181 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

22. ASSET IMPAIRMENT EXPENSE

Year ended December 31, (in millions)	2021	2020	2019
Ventanas 3 & 4	$649	$—	$—
Puerto Rico	475	—	—
Angamos	155	564	—
Buffalo Gap III	91	—	—
Buffalo Gap II	73	—	—
Mountain View I & II	67	—	—
Buffalo Gap I	29	—	—
Estrella del Mar I	11	30	—
Ventanas 1 & 2	—	213	—
Hawaii	—	38	60
Kilroot and Ballylumford	—	—	115
Other	25	19	10
Total	$1,575	$864	$185
Buffalo Gap — During the fourth quarter of 2021, due to an expired PPA and volatile spot prices in the ERCOT market, management concluded that the carrying value of the long-lived assets of Buffalo Gap I, II, and III wind generation facilities may not be recoverable. As such, the Company performed an impairment analysis and determined that the fair value of each asset group, using the income approach, was zero for Buffalo Gap I, II and III. As a result, the Company recognized pre-tax asset impairment expense of $29 million, $73 million, and $91 million at Buffalo Gap I, II, and III, respectively. Buffalo Gap is reported in the US and Utilities SBU reportable segment.
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
Estrella del Mar I — In August 2020, the Estrella del Mar I power barge was disconnected from the Panama grid. Upon disconnection, the Company concluded that the barge was no longer part of the AES Panama asset

182 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

group and performed an impairment analysis. The Company determined that the carrying amount of the asset was not recoverable and recognized asset impairment expense of $30 million. In September 2021, the Company recognized additional asset impairment expense of $11 million due to a change in the estimated market value of the power barge. See Note 24—Held-for-Sale and Dispositions for further information. Estrella del Mar I is reported in the MCAC SBU reportable segment.
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
In July 2020, the Hawaii State Legislature passed Senate Bill 2629 which will prohibit AES Hawaii from generating electricity from coal after December 31, 2022. Therefore, management further reassessed the economic useful life of the generation facility and a decrease in the useful life was identified as an impairment indicator. The Company performed an impairment analysis and determined that the carrying amount of the asset group was not recoverable. As a result, the Company recognized additional asset impairment expense of $38 million during the third quarter of 2020. The Company announced in November 2020 its intention to retire the generation facility in 2022. Hawaii is reported in the US and Utilities SBU reportable segment.
Kilroot and Ballylumford — In April 2019, the Company entered into an agreement to sell its entire 100% interest in the Kilroot coal and oil-fired plant and energy storage facility and the Ballylumford gas-fired plant in the United Kingdom. Upon meeting the held-for-sale criteria, the Company performed an impairment analysis and determined that the carrying value of the asset group of $232 million was greater than its fair value less costs to sell of $114 million. As a result, the Company recognized asset impairment expense of $115 million. The Company completed the sale of Kilroot and Ballylumford in June 2019. See Note 24—Held-for-Sale and Dispositions for further information. Prior to their sale, Kilroot and Ballylumford were reported in the Eurasia SBU reportable segment.
23. INCOME TAXES
Income Tax Provision — The following table summarizes the expense for income taxes on continuing operations for the periods indicated (in millions):

December 31,		2021	2020	2019
Federal:	Current	$(2)	$(8)	$(7)
	Deferred	42	(17)	(4)
State:	Current	1	—	(1)
	Deferred	18	2	—
Foreign:	Current	273	458	368
	Deferred	(465)	(219)	(4)
Total		$(133)	$216	$352
Effective and Statutory Rate Reconciliation — The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the Company's effective tax rate as a percentage of income from continuing operations before taxes for the periods indicated:

December 31,	2021	2020	2019
Statutory Federal tax rate	21%	21%	21%
State taxes, net of Federal tax benefit	(6)%	(6)%	6%
Taxes on foreign earnings	(2)%	15%	12%
Valuation allowance	7%	16%	(2)%
Uncertain tax positions	16%	—%	—%
Change in tax law	(1)%	3%	(1)%
U.S. Investment Tax Credit	—%	(8)%	—%
Alto Maipo deconsolidation	(17)%	—%	—%
Noncontrolling interest on Buffalo Gap impairments	(3)%	—%	—%
Other—net	(2)%	3%	(1)%
Effective tax rate	13%	44%	35%

183 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

For 2021, included in the 7% for valuation allowance is approximately $93 million related to the release of valuation allowance at one of our Brazilian subsidiaries. Included in the 16% uncertain tax positions is approximately $176 million of income tax benefit related to effective settlement resulting from the exam closure of the Company’s U.S. 2017 tax return, the focus of which was on the TCJA one-time transition tax. The (17)% included in the Alto Maipo deconsolidation item above primarily reflects the lack of tax benefit for approximately $775 million of the $2,074 million pretax Alto Maipo deconsolidation loss. Also included in this item is approximately $41 million of tax benefit related to resulting tax over book outside basis difference in Alto Maipo, which is offset by $41 million of tax expense in the valuation allowance line item. The (3)% Buffalo Gap impairments item relates to the amounts of impairment allocated to tax equity noncontrolling interest which are nondeductible.
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

December 31,	2021	2020
Income taxes receivable—current	$184	$138
Income taxes receivable—noncurrent	2	9
Total income taxes receivable	$186	$147
Income taxes payable—current	$133	$284
Income taxes payable—noncurrent	—	—
Total income taxes payable	$133	$284
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
As of December 31, 2021, the Company had federal net operating loss carryforwards for tax return purposes of approximately $1.9 billion, of which approximately $540 million expire in years 2034 to 2036 and $1.4 billion carry forward indefinitely. The Company also had federal general business tax credit carryforwards of approximately $68 million, of which $14 million expire in years 2022 to 2032 and $54 million expire in years 2035 to 2041. Additionally, the Company had state net operating loss carryforwards as of December 31, 2021 of approximately $6.8 billion expiring primarily in years 2022 to 2040. As of December 31, 2021, the Company had foreign net operating loss carryforwards of approximately $1.2 billion that expire at various times beginning in 2022 and some of which carry forward without expiration, and tax credits available in foreign jurisdictions of approximately $2 million, which primarily carry forward without expiration.
Valuation allowances decreased $106 million during 2021 to $528 million at December 31, 2021. This net decrease was primarily due to the release of valuation allowance at one of our Brazilian subsidiaries.
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

184 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

income that is expected to be generated by businesses that have long-term contracts or a history of generating taxable income.
The following table summarizes deferred tax assets and liabilities, as of the periods indicated (in millions):

December 31,	2021	2020
Differences between book and tax basis of property	$(961)	$(1,308)
Investment in U.S. tax partnerships	(629)	(332)
Other taxable temporary differences	(418)	(403)
Total deferred tax liability	(2,008)	(2,043)
Operating loss carryforwards	979	1,156
Capital loss carryforwards	77	73
Bad debt and other book provisions	380	87
Tax credit carryforwards	68	78
Other deductible temporary differences	464	471
Total gross deferred tax asset	1,968	1,865
Less: Valuation allowance	(528)	(634)
Total net deferred tax asset	1,440	1,231
Net deferred tax liability	$(568)	$(812)
The Company considers undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested outside of the U.S. Except for the one-time transition tax in the U.S., no taxes have been recorded with respect to our indefinitely reinvested earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, the Company may be subject to additional foreign withholding and state income taxes. Under the TCJA, future distributions from foreign subsidiaries will generally be subject to a federal dividends received deduction in the U.S. As of December 31, 2021, the cumulative amount of U.S. GAAP foreign un-remitted earnings upon which additional income taxes have not been provided is approximately $3 billion. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.
Income from operations in certain countries is subject to reduced tax rates as a result of satisfying specific commitments regarding employment and capital investment. The Company's income tax benefits related to the tax status of these operations are estimated to be $27 million, $33 million and $26 million for the years ended December 31, 2021, 2020 and 2019, respectively. The per share effect of these benefits after noncontrolling interests was $0.02, $0.03 and $0.02 for the years ended December 31, 2021, 2020 and 2019, respectively. Included in the Company's income tax benefits is the benefit related to our operations in Vietnam, which is estimated to be $16 million, $16 million and $13 million for the years ended December 31, 2021, 2020 and 2019, respectively. The per share effect of these benefits related to our operations in Vietnam after noncontrolling interest was $0.01, $0.01 and $0.01 for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table shows the income (loss) from continuing operations, before income taxes, net equity in earnings of affiliates and noncontrolling interests, for the periods indicated (in millions):

December 31,	2021	2020	2019
U.S.	$622	$(135)	$(57)
Non-U.S.	(1,686)	623	1,058
Total	$(1,064)	$488	$1,001
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

December 31,	2021	2020
Interest related	$2	$1
Penalties related	1	—
The following table shows the expense/(benefit) related to interest and penalties on unrecognized tax benefits for the periods indicated (in millions):

December 31,	2021	2020	2019
Total benefit for interest related to unrecognized tax benefits	$1	$—	$(2)
Total expense for penalties related to unrecognized tax benefits	1	—	—

185 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

We are potentially subject to income tax audits in numerous jurisdictions in the U.S. and internationally until the applicable statute of limitations expires. Tax audits by their nature are often complex and can require several years to complete. The following is a summary of tax years potentially subject to examination in the significant tax and business jurisdictions in which we operate:

Jurisdiction	Tax Years Subject to Examination
Argentina	2015-2021
Brazil	2016-2021
Chile	2018-2021
Colombia	2016-2021
Dominican Republic	2019-2021
El Salvador	2018-2021
Netherlands	2015-2021
Panama	2018-2021
United Kingdom	2018-2021
United States (Federal)	2017-2021
As of December 31, 2021, 2020 and 2019, the total amount of unrecognized tax benefits was $122 million, $458 million and $465 million, respectively. The total amount of unrecognized tax benefits that would benefit the effective tax rate as of December 31, 2021, 2020 and 2019 is $122 million, $439 million and $448 million, respectively, of which $4 million, $33 million, and $33 million, respectively, would be in the form of tax attributes that would warrant a full valuation allowance. Further, the total amount of unrecognized tax benefit that would benefit the effective tax rate as of 2021 would be reduced by approximately $34 million of tax expense related to remeasurement from 35% to 21%.
The total amount of unrecognized tax benefits anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2021 is estimated to be between zero and $10 million, primarily relating to statute of limitation lapses and tax exam settlements.
The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the periods indicated (in millions):

	2021	2020	2019
Balance at January 1	$458	$465	$463
Additions for current year tax positions	28	—	6
Additions for tax positions of prior years	14	3	4
Reductions for tax positions of prior years	—	(6)	(5)
Settlements	(377)	—	—
Lapse of statute of limitations	(1)	(4)	(3)
Balance at December 31	$122	$458	$465
The 2021 settlement amount of $377 million above primarily relates to effective settlement of historic unrecognized tax benefits as a result of the exam closure of the Company’s U.S. 2017 tax return, the focus of which was on the TCJA one-time transition tax assessed on cumulative foreign earnings and profits. This amount is based on the pre-TCJA income tax rate of 35% though the actual impact to the Company’s income tax expense is an income tax benefit computed at 21%.
The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of current or future examinations may exceed our provision for current unrecognized tax benefits in amounts that could be material, but cannot be estimated as of December 31, 2021. Our effective tax rate and net income in any given future period could therefore be materially impacted.

186 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

24. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Mong Duong — In December 2020, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V, an SPV accounted for as an equity affiliate. The sale is subject to regulatory approval and is expected to close in early 2023. As of December 31, 2021, the Mong Duong plant and SPV were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plant and SPV held-for-sale as of December 31, 2021 was $501 million. Mong Duong is reported in the Eurasia SBU reportable segment.
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in IPP1 and IPP4 for $58 million. The sale is expected to close in the first half of 2022. After completion of the sale, the Company will retain a 10% ownership interest in IPP1 and IPP4, which will be accounted for as an equity method investment. As of December 31, 2021, the generation plants were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of December 31, 2021 was $175 million. Jordan is reported in the Eurasia SBU reportable segment.
Excluding any impairment charges, pre-tax income attributable to AES of businesses held-for-sale as of December 31, 2021 was as follows (in millions):

Year Ended December 31,	2021	2020	2019
Mong Duong	$56	$55	$34
Jordan	21	20	18
Total	$77	$75	$52
Dispositions
Colon transmission line — In December 2021, Gas Natural Atlántico II S. de. R.L., completed the sale of its transmission line to Empresa de Distribucion Electrica, S.A., a government entity in charge of transmission of energy in Panama, for $51 million, resulting in a pre-tax gain on sale of $6 million, reported in Other income on the Consolidated Statement of Operations. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, the Colon transmission line was reported in the MCAC SBU reportable segment.
Alto Maipo — In November 2021, Alto Maipo SpA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Therefore, the Company determined it no longer had control over Alto Maipo, resulting in its deconsolidation. The Company recorded a pre-tax loss on deconsolidation of $2,074 million in Gain (Loss) on disposal and sale of business interests on the Consolidated Statement of Operations. As Alto Maipo represents a component of AES Andes’ single reporting unit, the carrying value of the net assets of Alto Maipo included an allocation of $224 million of AES Andes’ consolidated goodwill balance of $868 million prior to deconsolidation. The Company allocated AES Andes’ goodwill based on the relative fair value of the component, which was determined based on the relative fair values of the business to be disposed and the portion of the reporting unit to be retained. Subsequent to the deconsolidation of Alto Maipo, the company evaluated the remaining Andes Reporting Unit goodwill and determined the goodwill was not at-risk.
The deconsolidation did not meet the criteria to be reported as discontinued operations. After deconsolidation, the Company's retained investment in Alto Maipo was recognized as a financial asset with zero fair value, utilizing a restructuring model of cash flows and a cost of equity of 21%. Prior to deconsolidation, Alto Maipo was reported in the South America SBU reportable segment. See Note 5—Fair Value, Note 9—Goodwill and Other Intangible Assets, and Note 17—Equity for further information.
Estrella del Mar I — In November 2021, the Company completed the sale of the Estrella del Mar I power barge for $6 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Estrella del Mar I was reported in the MCAC SBU reportable segment. See Note 22—Asset Impairment Expense for further information.
AES Tietê Inova Soluções — In June 2021, the Company completed the sale of its ownership in AES Inova Soluções, an investment platform in distributed solar generation, for $20 million, resulting in a pre-tax loss on sale of $1 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, AES Tietê Inova Soluções was reported in the South America SBU reportable segment.

187 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

Itabo — In April 2021, the Company completed the sale of its 43% ownership interest in Itabo, a coal-fired plant and gas turbine in Dominican Republic, for $88 million, resulting in a pre-tax gain on sale of $4 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Itabo was reported in the MCAC SBU reportable segment.
Uruguaiana — In September 2020, the Company completed the sale of its entire interest in AES Uruguaiana, resulting in a pre-tax loss on sale of $95 million, primarily due to the write-off of cumulative translation adjustments. As part of the sale agreement, the Company has guaranteed payment of certain contingent liabilities and provided indemnifications to the buyer which were estimated to have a fair value of $22 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Uruguaiana was reported in the South America SBU reportable segment.
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
Redondo Beach Land — In March 2020, the Company completed the sale of land held by AES Redondo Beach, a gas-fired generating facility in California. The land’s carrying value was $24 million, resulting in a pre-tax gain on sale of $41 million, reported in Other income on the Consolidated Statement of Operations. AES Redondo Beach will lease back the land from the purchaser for the remainder of the generation facility’s useful life. Redondo Beach is reported in the US and Utilities SBU reportable segment.
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

188 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

The following table summarizes, excluding any impairment charge or gain/loss on sale, the pre-tax income (loss) attributable to AES of disposed businesses for the periods indicated (in millions):

Year Ended December 31,	2021	2020	2019
Alto Maipo	$35	$11	$(6)
Itabo	5	41	30
Estrella de Mar I	—	5	12
Stuart and Killen (1)	—	—	52
Shady Point	—	—	(5)
Other	—	—	(3)
Total	$40	$57	$80
_____________________________
(1)After the retirement of Stuart and Killen in 2018, the Company entered into contracts to buy back all open capacity years for the plants at prices lower than the PJM capacity revenue prices. As such, the Company continued to earn capacity margin until the plants were transferred in December 2019.
25. ACQUISITIONS
Hardy Hills Solar — In December 2021, AES Indiana completed the acquisition of Hardy Hills solar project, which included assets of $52 million primarily consisting of a development project intangible asset. The transaction was accounted for as an asset acquisition of a variable interest entity that did not meet the definition of a business; therefore, the individual assets and liabilities were recorded at their fair values. A $6 million gain was recorded in Other income on the Consolidated Statement of Operations for the difference between the consideration transferred and the assets and liabilities recognized. The total consideration included $3 million of contingent consideration dependent on the amount of certain future costs incurred by the project. Any differences arising from post-closing adjustments will be allocated accordingly. Hardy Hills Solar is reported in the US and Utilities SBU reportable segment.
Community Energy — In December 2021, AES Clean Energy Development, LLC completed the acquisition of Community Energy, LLC for $217 million cash consideration, including customary purchase price adjustments, plus the assumption of $38 million of non-recourse debt. At closing, the Company made a cash payment of $232 million, which included $15 million of the assumed non-recourse debt. The transaction was accounted for as a business combination; therefore, the assets acquired and liabilities assumed at the acquisition date were recorded at their fair values, which resulted in the recognition of $90 million of goodwill. The Company has recorded preliminary amounts for the purchase price allocation; however, the Company may continue to make adjustments. Community Energy is reported in the US and Utilities SBU reportable segment.
sPower Projects — In December 2021, AES Clean Energy Development Holdings, LLC entered into an agreement with AIMCo, our minority partner in AES Clean Energy Development, LLC and our partner in the sPower equity method investment. As part of this transaction, AES acquired an additional 25% ownership interest in specifically identified projects of sPower from AIMCo, in exchange for a 25% ownership interest in the Mountain View and Laurel Mountain wind operating projects, plus $28 million cash.
The transaction was accounted for as an asset acquisition. The sPower projects received were remeasured at their acquisition-date fair values, resulting in the recognition of a $35 million gain, recorded in Other Income on the Consolidated Statement of Operations. See Note 8—Investments in and Advances to Affiliates for further information. The Company recorded $3 million in additional paid-in-capital, representing the difference between the fair value of the consideration transferred and the recognition of the noncontrolling interest.
Subsequent to the closing of the transaction, AES holds a 75% ownership interest in the Mountain View and Laurel Mountain wind operating projects and a 75% ownership interest in specifically identified projects of sPower through its ownership of AES Clean Energy Development, LLC, and 50% ownership interest in the sPower equity method investment. AIMCo holds the remaining 25% minority interest in AES Clean Energy Development, LLC and 50% ownership interest in sPower. sPower projects are reported in the US and Utilities SBU reportable segment.

189 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

New York Wind — In November 2021, AES Clean Energy Development, LLC completed the acquisition of Cogentrix Valcour Intermediate Holdings, LLC for $352 million cash consideration, including customary purchase price adjustments, plus the assumption of $126 million of non-recourse debt. The transaction includes operating wind assets spread across six sites and will complement AES Clean Energy’s existing operating and development solar and energy storage assets in the state of New York. The transaction was accounted for as a business combination, therefore, the assets acquired and liabilities assumed at acquisition date were recorded at their fair values, which resulted in the recognition of $199 million of goodwill. This goodwill represents the opportunity to repower the acquired assets and thus obtain additional cash flows from the asset group. The Company has recorded preliminary amounts for the purchase price allocation; however, the Company may continue to make adjustments pertaining to derivatives, leases, revenue from contracts with customers, and deferred taxes during the measurement period. New York Wind is reported in the US and Utilities SBU reportable segment.
Serra Verde Wind Complex — In July 2021, AES Brasil completed the acquisition of the Serra Verde Wind Complex for $18 million, subject to customary working capital adjustments, of which $6 million was paid in cash and the remaining $12 million will be paid in two annual installments ending on July 19, 2023. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business; therefore, the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. Any differences arising from post-closing adjustments will be allocated accordingly. Serra Verde is reported in the South America SBU.
Cajuína Wind Complex — In May 2021, AES Brasil completed the acquisition of the Cajuína Wind Complex phase I for $22 million, subject to customary working capital adjustments. On July 29, 2021, AES Brasil completed the acquisition of the Cajuína Wind Complex phase II for $24 million, subject to customary working capital adjustments, including $3 million of contingent consideration. The Company made initial cash payments of $6 million for each acquisition and the remaining balances will be paid in three annual installments ending on March 31, 2024 and on July 29, 2024, respectively. These transactions were accounted for as asset acquisitions of variable interest entities that did not meet the definition of a business; therefore, the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. Any differences arising from post-closing adjustments will be allocated accordingly. Cajuína is reported in the South America SBU.
Cubico Wind Complex — In April 2021, AES Brasil completed the acquisition of the Cubico Wind Complex for $109 million, subject to customary working capital adjustments. The transaction was accounted for as an asset acquisition, therefore the consideration transferred, plus transaction costs, were allocated to the individual assets acquired and liabilities assumed based on their relative fair values. Any differences arising from post-closing adjustments will be allocated accordingly. Cubico is reported in the South America SBU.
AES Clean Energy Development — In February 2021, the Company substantially completed the merger of the sPower and AES Renewable Holdings development platforms to form AES Clean Energy Development, which will serve as the development vehicle for all future renewable projects in the U.S. As part of the transaction, AES acquired an additional 25% ownership interest in the sPower development platform from AIMCo, our existing partner in the sPower equity method investment, in exchange for a 25% ownership interest in specifically identified development entities of AES Renewable Holdings, certain future exit rights in the new partnership, and $7 million of cash.
The sPower development platform was carved-out of AES’ existing equity method investment. AES’ basis in the portion of assets transferred was $102 million, and the contribution to AES Clean Energy Development resulted in a corresponding decrease in the carrying value of the sPower investment. See Note 8—Investments in and Advances to Affiliates for further information.
During the first quarter of 2021, the sPower development assets transferred were remeasured at their acquisition-date preliminary fair values, resulting in the recognition of a $36 million gain, recorded in Other income on the Consolidated Statement of Operations. The Company recorded $81 million in Goodwill as of the acquisition date, representing the difference between the fair value of the consideration transferred, the noncontrolling interest in the sPower development platform, and the acquisition-date fair value of the Company’s previously held equity interest and the fair value of the identifiable assets acquired and liabilities assumed.

190 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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
Subsequent to the closing of the transaction, AES holds a 75% ownership interest in AES Clean Energy Development. AIMCo holds the remaining 25% minority interest along with certain partnership rights, though currently not in effect, that would enable AIMCo to exit in the future. AIMCo’s minority interest is recorded as temporary equity in Redeemable stock of subsidiaries on the Consolidated Balance Sheet. See Note 16—Redeemable Stock of Subsidiaries for further information. AES Clean Energy Development is reported in the US and Utilities SBU reportable segment.
Great Cove Solar— In January 2021 and May 2021, AES Clean Energy Development, LLC completed the acquisitions of Great Cove I and II, respectively. The fair value of the initial consideration paid to acquire Great Cove I and Great Cove II was $13 million and $24 million, which included contingent consideration liabilities of $6 million and $22 million, respectively. These acquisitions were accounted for as asset acquisitions of variable interest entities that did not meet the definition of a business; therefore, the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. During the third quarter of 2021, the contingent liabilities which related primarily to certain price adjustment features were remeasured, resulting in contingent consideration assets of $2 million and $12 million for Great Cove I and Great Cove II, respectively. This remeasurement resulted in a gain of $32 million recorded in Other income in the Consolidated Statement of Operations during the third quarter of 2021. In October 2021, the Company amended the agreement, resulting in the reclassification of the previously contingent consideration assets to Prepaid Expenses. In December 2021, the Company acquired Community Energy, LLC (as further described above), and such remaining prepaid amounts were written off to Other income in the Consolidated Statement of Operations. Great Cove Solar is reported in the US and Utilities SBU reportable segment.
Ventus Wind Complex — In December 2020, AES Brasil completed the acquisition of the Ventus Wind Complex ("Ventus") for $90 million, including $3 million of working capital adjustments. At closing, the Company made an initial cash payment of $44 million. The remainder was paid in the second and third quarter of 2021. The transaction was accounted for as an asset acquisition; therefore, the total amount of consideration, plus transaction costs, was allocated to the individual assets and liabilities assumed based on their relative fair values. Any differences arising from post-closing adjustments will be allocated accordingly. Ventus is reported in the South America SBU reportable segment.
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
Los Cururos — In November 2019, AES Andes completed the acquisition of the Los Cururos wind farm and transmission lines in Chile from EPM Chile S.A. for total consideration of $143 million, including $5 million in working capital adjustments paid in the first quarter of 2020. The transaction was accounted for as an asset acquisition, therefore the consideration transferred, plus transaction costs, was allocated to the individual assets acquired and liabilities assumed based on their relative fair values. Los Cururos is reported in the South America SBU reportable segment.

191 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the years ended December 31, 2021, 2020 and 2019, where income represents the numerator and weighted-average shares represent the denominator.

Year Ended December 31,	2021			2020			2019
(in millions, except per share data)	Loss	Shares	$ per Share	Income	Shares	$ per Share	Income	Shares	$ per Share
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$(413)	666	$(0.62)	$43	665	$0.06	$302	664	$0.46
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	1	—	—	—	—
Restricted stock units	—	—	—	—	2	—	—	3	(0.01)
DILUTED EARNINGS (LOSS) PER SHARE	$(413)	666	$(0.62)	$43	668	$0.06	$302	667	$0.45
For the year ended December 31, 2021, the calculation of diluted earnings per share excluded 5 million outstanding stock awards and 40 million shares underlying our March 2021 Equity Units because their impact would be anti-dilutive given the loss from continuing operations. These shares could potentially dilute basic earnings per share in the future. Had the Company generated income, 4 million and 33 million potential shares of common stock related to the stock awards and the Equity Units, respectively, would have been included in diluted weighted-average shares outstanding.
As described in Note 17—Equity, the Company issued 10,430,500 Equity Units in March 2021 with a total notional value of $1,043 million. Each Equity Unit has a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a 2024 Purchase Contract and a 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. Prior to February 15, 2024, the Series A Preferred Stock may be converted at the option of the holder only in connection with a fundamental change. On and after February 15, 2024, the Series A Preferred Stock may be converted freely at the option of the holder. Upon conversion, the Company will deliver to the holder with respect to each share of Series A Preferred Stock being converted (i) a share of our Series B Preferred Stock, or, solely with respect to conversions in connection with a redemption, cash and (ii) shares of our common stock, if any, in respect of any conversion value in excess of the liquidation preference of the preferred stock being converted. The conversion rate is initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which is equivalent to an initial conversion price of approximately $31.70 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts are being accounted for as one unit of account. In calculating diluted EPS, the Company has applied the if-converted method beginning in the third quarter of 2021 to determine the impact of the forward purchase feature and considered if there are incremental shares that should be included related to the Series A Preferred conversion value. Previously, the Company had applied the treasury stock method with respect to the Equity Units, which had no impact on reported diluted EPS.
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
Operating and Economic Risks — The Company operates in several developing economies where macroeconomic conditions are typically more volatile than developed economies. Deteriorating market conditions and evolving industry expectations to transition away from fossil fuel sources for generation expose the Company to

192 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

the risk of decreased earnings and cash flows due to, among other factors, adverse fluctuations in the commodities and foreign currency spot markets, and potential changes in the estimated useful lives of our thermal plants. Additionally, credit markets around the globe continue to tighten their standards, which could impact our ability to finance growth projects through access to capital markets. Currently, the Company has an investment grade rating from both Standard & Poor's and Fitch of BBB-, and a below-investment grade rating from Moody's of Ba1. A downgrade in our current investment grade ratings could affect the Company's ability to finance new and/or existing development projects at competitive interest rates. As of December 31, 2021, the Company had $943 million of unrestricted cash and cash equivalents.
During 2021, 68% of our revenue was generated outside the U.S. and a significant portion of our international operations is conducted in developing countries. We continue to invest in several developing countries to expand our existing platform and operations. International operations, particularly the operation, financing, and development of projects in developing countries, entail significant risks and uncertainties, including, without limitation:
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

193 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

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
COVID-19 Pandemic — The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets.The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.
Alto Maipo — On August 27, 2021, Alto Maipo updated its creditors with respect to the construction budget and long-term business plan for the project, which considers different scenarios for spot prices, decarbonization initiatives, and hydrological conditions, among other significant variables. Under some of these scenarios, Alto Maipo may experience reduced future cash flows, which would limit its ability to repay debt. Alto Maipo’s management initiated negotiations with its creditors to restructure its obligations and achieve a sustainable long-term capital structure for Alto Maipo. On November 17, 2021, Alto Maipo SpA commenced a reorganization proceeding in accordance with Chapter 11 of the U.S. Bankruptcy Code, through a voluntary petition. Consequently, after the Chapter 11 filing, the Company is no longer considered to have control over Alto Maipo, which resulted in its deconsolidation. The Company recognized an after-tax loss of approximately $1.2 billion, net of noncontrolling interests, in the Consolidated Statement of Operations in the fourth quarter of 2021, associated with the loss of control attributable to the former controlling interest.
Alto Maipo is party to a restructuring support agreement to which holders of more than 78% of the outstanding senior indebtedness are party, and which contemplates a plan of reorganization in which AES Andes will own all of the equity of the reorganized company. If Alto Maipo is unable to renegotiate the terms of its financial arrangements with its creditors and is unable to meet its obligations under those arrangements as they come due, the creditors may enforce their rights under the credit agreements. These finance agreements are non-recourse with respect to The AES Corporation.
Foreign Currency Risks — AES operates businesses in many foreign countries and such operations could be impacted by significant fluctuations in foreign currency exchange rates. Fluctuations in currency exchange rate between the USD and the following currencies could create significant fluctuations in earnings and cash flows: the Argentine peso, the Brazilian real, the Chilean peso, the Colombian peso, the Dominican peso, the Euro, the Indian rupee, and the Mexican peso.
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
Concentrations — Due to the geographical diversity of its operations, the Company does not have any significant concentration of customers or sources of fuel supply. Several of the Company's generation businesses rely on PPAs with one or a limited number of customers for the majority of, and in some cases all of, the relevant businesses' output over the term of the PPAs. However, no single customer accounted for 10% or more of total revenue in 2021, 2020 or 2019.
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

194 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

28. RELATED PARTY TRANSACTIONS
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
The Company's Consolidated Statements of Operations included the following transactions with related parties for the periods indicated (in millions):

Years Ended December 31,	2021	2020	2019
Revenue—Non-Regulated	$1,159	$1,506	$1,544
Cost of Sales—Non-Regulated	324	504	531
Interest income	12	20	21
Interest expense	88	131	74
The following table summarizes the balances receivable from and payable to related parties included in the Company's Consolidated Balance Sheets as of the periods indicated (in millions):

December 31,	2021	2020
Receivables from related parties	$131	$252
Accounts and notes payable to related parties (1)	1,421	1,765
_____________________________
(1)Includes $1 billion of debt to Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate as of December 31, 2021 and 2020 (see Note 11—Debt). As of December 31, 2021, the debt balance at the SPV was reclassified to held-for-sale liabilities on the Consolidated Balance Sheet. Also includes $181 million of debt to Banco General S.A., a bank in Panama where our former minority partner in Colon is part of its board of directors as of December 31, 2020; and $379 million of debt to Strabag, our EPC contractor and minority partner in Alto Maipo as of December 31, 2020.
29. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly Financial Data — The following tables summarize the unaudited quarterly Condensed Consolidated Statements of Operations for the Company for 2021 and 2020 (amounts in millions, except per share data). Amounts have been restated to reflect discontinued operations in all periods presented and reflect all adjustments necessary in the opinion of management for a fair statement of the results for interim periods.

Quarter Ended 2021	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$2,635	$2,700	$3,036	$2,770
Operating margin	664	728	760	559
Income (loss) from continuing operations, net of tax (1)	(29)	(81)	485	(1,330)
Income from discontinued operations, net of tax	—	4	—	—
Net income (loss)	$(29)	$(77)	$485	$(1,330)
Net income (loss) attributable to The AES Corporation	$(148)	$28	$343	$(632)
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.22)	$0.03	$0.52	$(0.95)
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	—	—
Net income (loss) attributable to The AES Corporation common stockholders	$(0.22)	$0.04	$0.52	$(0.95)
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.22)	$0.03	$0.48	$(0.95)
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	—	—
Net income (loss) attributable to The AES Corporation common stockholders	$(0.22)	$0.04	$0.48	$(0.95)
Dividends declared per common share	$0.15	$—	$0.15	$0.31

195 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2021, 2020 and 2019

Quarter Ended 2020	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$2,338	$2,217	$2,545	$2,560
Operating margin	507	524	756	906
Income (loss) from continuing operations, net of tax (2)	229	—	(481)	401
Income from discontinued operations, net of tax	—	3	—	—
Net income (loss)	$229	$3	$(481)	$401
Net income (loss) attributable to The AES Corporation	$144	$(83)	$(333)	$318
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.22	$(0.13)	$(0.50)	$0.48
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	—	—
Net income (loss) attributable to The AES Corporation common stockholders	$0.22	$(0.12)	$(0.50)	$0.48
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.22	$(0.13)	$(0.50)	$0.47
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	—	—
Net income (loss) attributable to The AES Corporation common stockholders	$0.22	$(0.12)	$(0.50)	$0.47
Dividends declared per common share	$0.14	$—	$0.14	$0.29
_____________________________
(1)Includes pre-tax impairment expense of $473 million, $872 million, and $201 million in the first, second, and fourth quarters of 2021, respectively (See Note 22—Asset Impairment Expense), and pre-tax loss on sale of business interests of $1.8 billion, primarily due to the deconsolidation of Alto Maipo, in the fourth quarter of 2021 (See Note 24—Held-for-Sale and Dispositions).
(2)Includes pre-tax impairment expense of $849 million in the third quarter of 2020 (See Note 22—Asset Impairment Expense), other-than-temporary impairment of OPGC of $43 million and $158 million in the first and second quarters of 2020, respectively, and net equity in losses of affiliates, primarily at Guacolda, of $112 million in the third quarter of 2020 (See Note 8—Investments in and Advances to Affiliates).
30. SUBSEQUENT EVENTS
AES Brasil Preferred Shares — On January 6, 2022, Guaimbê Holding issued preferred shares representing 3.5% ownership in the subsidiary for total proceeds of $63 million. The transaction decreased the Company’s indirect ownership interest in the operational entities from 37.4% to 35.8%. As the Company maintained control after the transaction, Guaimbê Holding continues to be consolidated by the Company within the South America SBU reportable segment.
AES Andes — In January 2022, Inversiones Cachagua SpA, a wholly-owned AES subsidiary in Chile, completed a tender offer for the shares of AES Andes held by minority shareholders. Upon completion, AES' indirect beneficial interest in AES Andes increased from 67% to 99%.
The AES Corporation — In February 2022, the Company announced its intent to exit coal generation by year-end 2025 versus our prior expectation of a reduction to below 10% by year-end 2025, subject to necessary approvals. The Company is currently evaluating the impact that this new goal will have on our financial statements.

196 | 2021 Annual Report

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
The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2021, our disclosure controls and procedures were effective.
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
In February 2021, the Company substantially completed the merger of the sPower and AES Renewable Holdings development platforms to form AES Clean Energy Development (“Clean Energy”). As a result, assets acquired and liabilities assumed in the merger have been included in AES’ Consolidated Balance Sheet as of December 31, 2021. Clean Energy’s total assets and total revenue represented 4% and 1% of AES’ consolidated total assets and revenues, respectively, as of December 31, 2021. Clean Energy’s net loss of $69 million for the period February 1, 2021 through December 31, 2021 was included in AES’ Consolidated Statement of Operations for the year ended December 31, 2021. Legacy sPower entities continue to be accounted for as an equity method investment. As permitted by SEC guidance, newly acquired Clean Energy businesses have been excluded from management’s formal evaluation of the effectiveness of AES’ disclosure controls and procedures due to the timing of the acquisitions.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

197 | 2021 Annual Report
Changes in Internal Control Over Financial Reporting:
There were no changes that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

198 | 2021 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The AES Corporation
Opinion on Internal Control over Financial Reporting
We have audited The AES Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The AES Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired businesses as part of the merger of the sPower and AES Renewable Holdings development platforms to form AES Clean Energy Development (Clean Energy), which is included in the 2021 consolidated financial statements of the Company and constituted 4% and 1% of total assets and revenue, respectively, as of December 31, 2021. Clean Energy’s net loss of $69 million for the period February 1, 2021 through December 31, 2021 was included in the Company’s consolidated statement of operations for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Clean Energy.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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

199 | 2021 Annual Report
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Tysons, Virginia
February 28, 2022

200 | 2021 Annual Report
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

201 | 2021 Annual Report
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information is incorporated by reference from the Registrant's Proxy Statement for the Registrant's 2022 Annual Meeting of Stockholders which the Registrant expects will be filed on or around March 7, 2022 (the "2022 Proxy Statement"):
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
Certain information regarding executive officers required by this Item is presented as a supplementary item in Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The other information required by this Item, to the extent not included above, will be contained in our 2022 Proxy Statement and is herein incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will be contained in the 2022 Proxy Statement under "Director Compensation" and "Executive Compensation" (excluding the information under the caption “Report of the Compensation Committee”) and is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will be contained under the caption “Report of the Compensation Committee” of the Proxy Statement. Such information shall not be deemed to be “filed.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Security Ownership of Certain Beneficial Owners and Management.
See the information contained under the heading Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers of the 2022 Proxy Statement, which information is incorporated herein by reference.
(b)Securities Authorized for Issuance under Equity Compensation Plans.
The following table provides information about shares of AES common stock that may be issued under AES' equity compensation plans, as of December 31, 2021:
Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2021)

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,558,410	(2)	$12.83	12,137,212
Equity compensation plans not approved by security holders	—		—	—
Total	5,558,410		$12.83	12,137,212
_____________________________
(1)The following equity compensation plans have been approved by The AES Corporation's Stockholders:
(a)The AES Corporation 2003 Long Term Compensation Plan was adopted in 2003 and provided for 17,000,000 shares authorized for issuance thereunder. In 2008, an amendment to the Plan to provide an additional 12,000,000 shares was approved by AES' stockholders, bringing the total authorized shares to 29,000,000. In 2010, an additional amendment to the Plan to provide an additional 9,000,000 shares was approved by AES' stockholders, bringing the total authorized shares to 38,000,000. In 2015, an additional amendment to the Plan to provide an additional 7,750,000 shares was approved by AES' stockholders, bringing the total authorized shares to 45,750,000. The weighted average exercise price of Options outstanding under this plan included in Column (b) is $12.83 (excluding performance stock units, restricted stock units and director stock units), with 12,137,212 shares available for future issuance.
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

202 | 2021 Annual Report
issuance under outstanding awards, are not available for future issuance and thus the amount of 105,341 shares is not included in Column (c) above.
(2)Includes 2,386,991 (of which 354,091 are vested and 2,032,900 are unvested) shares underlying PSU and RSU awards (assuming 2019, 2020 and 2021 PSUs median performance), 1,592,092 shares underlying Director stock unit awards, and 1,579,327 shares issuable upon the exercise of Stock Option grants, for an aggregate number of 5,558,410 shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding related party transactions required by this item will be included in the 2022 Proxy Statement found under the headings Related Person Policies and Procedures and Board and Committee Governance and are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the 2022 Proxy Statement under the headings Information Regarding The Independent Registered Public Accounting Firm, Audit Fees, Audit Related Fees, and Pre-Approval Policies and Procedures and is incorporated herein by reference.

203 | 2021 Annual Report
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
3.3
Certificate of Designations of the Company with respect to the Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware and effective March 10, 2021, incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).

3.4
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

4.(d)
Indenture, dated May 27, 2020, between THE AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 27, 2020.

4.(e)
Twenty-Fifth Supplemental Indenture, dated June 5, 2020, between THE AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 8, 2020.

4.(f)
Twenty-Sixth Supplemental Indenture, dated December 4, 2020, between THE AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on December 4, 2020.

4.(g)
Twenty-Seventh Supplemental Indenture, dated December 7, 2020, between THE AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on December 7, 2020.

4.(h)
Description of the Registrant's Securities is incorporated herein by reference to Exhibit 4.(k) of the Company's Form 10-K for the year ended December 31, 2020.is incorporated herein by reference to Exhibit 4.(k) of the Company's Form 10-K for the year ended December 31, 2020.

4.(i)
Purchase Contract and Pledge Agreement, dated March 11, 2021, between the Company and Deutsche Bank Trust Company Americas, as purchase contract agent, collateral agent, custodial agent and securities intermediary, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).

4.(j)	Form of Corporate Unit, incorporated herein by reference as part of Exhibit 4.1 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).
4.(k)	Form of Treasury Unit, incorporated herein by reference as part of Exhibit 4.1 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).
4.(l)	Form of Cash Settled Unit, incorporated herein by reference as part of Exhibit 4.1 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).
4.(m)
Form of Series A Cumulative Perpetual Convertible Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.5 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).

4.(n)	Form of Series B Cumulative Perpetual Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.6 of the Company’s Form 8-K filed on March 11, 2021 (SEC File No. 001-12291).

204 | 2021 Annual Report

10.1	The AES Corporation Profit Sharing and Stock Ownership Plan are incorporated herein by reference to Exhibit 4(c)(1) of the Registration Statement on Form S-8 (Registration No. 33-49262) filed on July 2, 1992. (P)
10.2	The AES Corporation Incentive Stock Option Plan of 1991, as amended, is incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-K for the year ended December 31, 1995 (SEC File No. 00019281). (P)
10.3	Applied Energy Services, Inc. Incentive Stock Option Plan of 1982 is incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form S-1 (Registration No. 33-40483). (P)
10.4	Deferred Compensation Plan for Executive Officers, as amended, is incorporated herein by reference to Exhibit 10.32 of Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-40483). (P)
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

205 | 2021 Annual Report

10.26	Separation Agreement by and between The AES Corporation and Lisa Krueger dated January 25, 2022 filed herewith.
10.27	Consultant Agreement by and between The AES Corporation and Lisa Krueger dated January 25, 2022 filed herewith.
10.28
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

10.29
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

206 | 2021 Annual Report
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AES CORPORATION (Company)

Date:	February 28, 2022	By:	/s/ ANDRÉS GLUSKI
		Name:	Andrés Gluski
President, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

*	President, Chief Executive Officer (Principal Executive Officer) and Director
Andrés Gluski		February 28, 2022

*	Director
Janet G. Davidson		February 28, 2022

*	Director
Tarun Khanna		February 28, 2022

*	Director
Holly K. Koeppel		February 28, 2022

*	Director
Julia M. Laulis		February 28, 2022

*	Director
James H. Miller		February 28, 2022

*	Director
Alain Monié		February 28, 2022

*	Chairman of the Board and Lead Independent Director
John B. Morse		February 28, 2022

*	Director
Moises Naim		February 28, 2022

*	Director
Teresa M. Sebastian		February 28, 2022

*	Director
Maura Shaughnessy		February 28, 2022

/s/ STEPHEN COUGHLIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephen Coughlin		February 28, 2022

/s/ SHERRY L. KOHAN	Vice President and Controller (Principal Accounting Officer)
Sherry L. Kohan		February 28, 2022

*By:	/s/ PAUL L. FREEDMAN	February 28, 2022
Attorney-in-fact

S-1 | 2021 Annual Report
THE AES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I—Condensed Financial Information of Registrant	S-2
Schedules other than that listed above are omitted as the information is either not applicable, not required, or has been furnished in the consolidated financial statements or notes thereto included in Item 8 hereof.

See Notes to Schedule I

S-2 | 2021 Annual Report

THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
BALANCE SHEETS
DECEMBER 31, 2021 AND 2020

	December 31,
	2021	2020
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$40	$70
Accounts and notes receivable from subsidiaries	231	188
Prepaid expenses and other current assets	50	55
Total current assets	321	313
Investment in and advances to subsidiaries and affiliates	7,159	6,426
Office Equipment:
Cost	29	29
Accumulated depreciation	(23)	(22)
Office equipment, net	6	7
Other Assets:
Deferred financing costs, net of accumulated amortization of $7 and $6, respectively	6	4
Deferred income taxes	—	25
Other assets	33	20
Total other assets	39	49
Total assets	$7,525	$6,795
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17	$15
Accounts and notes payable to subsidiaries	161	184
Accrued and other liabilities	340	344
Total current liabilities	518	543
Long-term Liabilities:
Senior notes payable	3,729	3,430
Accounts and notes payable to subsidiaries	—	28
Other long-term liabilities	480	160
Total long-term liabilities	4,209	3,618
Stockholders' equity:
Preferred stock	825	—
Common stock	8	8
Additional paid-in capital	7,119	7,561
Accumulated deficit	(1,089)	(680)
Accumulated other comprehensive loss	(2,220)	(2,397)
Treasury stock	(1,845)	(1,858)
Total stockholders' equity	2,798	2,634
Total liabilities and equity	$7,525	$6,795

See Notes to Schedule I.

S-3 | 2021 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

For the Years Ended December 31,	2021	2020	2019
	(in millions)
Revenue from subsidiaries and affiliates	$28	$29	$30
Equity in earnings of subsidiaries and affiliates	(47)	383	674
Interest income	20	31	53
General and administrative expenses	(121)	(125)	(148)
Other income	51	26	1
Other expense	(65)	(6)	(103)
Loss on extinguishment of debt	—	(146)	(5)
Interest expense	(74)	(163)	(197)
Income (loss) before income taxes	(208)	29	305
Income tax benefit (expense)	(201)	17	(2)
Net income (loss)	$(409)	$46	$303
See Notes to Schedule I.

S-4 | 2021 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

	2021	2020	2019
	(in millions)
NET INCOME (LOSS)	$(409)	$46	$303
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax (expense) benefit of $0, $(8) and $1, respectively	(86)	—	(23)
Reclassification to earnings, net of $0 income tax for all periods	3	192	23
Total foreign currency translation adjustments, net of tax	(83)	192	—
Derivative activity:
Change in derivative fair value, net of income tax benefit of $8, $90 and $53, respectively	(7)	(309)	(202)
Reclassification to earnings, net of income tax expense of $73, $19 and $4, respectively	254	72	36
Total change in fair value of derivatives, net of tax	247	(237)	(166)
Pension activity:
Prior service cost for the period, net of income tax expense of $0, $1 and $0, respectively	—	—	1
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax (expense) benefit of $(9), $4 and $6, respectively	23	(12)	(16)
Reclassification of earnings, net of income tax expense of $3, $0 and $13, respectively	1	—	27
Total change in unfunded pension obligation	24	(12)	12
OTHER COMPREHENSIVE INCOME (LOSS)	188	(57)	(154)
COMPREHENSIVE INCOME (LOSS)	$(221)	$(11)	$149
See Notes to Schedule I.

S-5 | 2021 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

For the Years Ended December 31,	2021	2020	2019
	(in millions)
Net cash provided by operating activities	$570	$434	$583
Investing Activities:
Proceeds from the sale of business interests, net of expenses	64	412	196
Investment in and net advances to subsidiaries	(2,260)	(652)	(596)
Return of capital	698	346	411
Additions to property, plant and equipment	(14)	(8)	(8)
Purchase of short term investments, net	—	(1)	—
Net cash provided by (used in) investing activities	(1,512)	97	3
Financing Activities:
(Repayments) Borrowings under the revolver, net	295	(110)	180
Borrowings of notes payable and other coupon bearing securities	—	3,397	—
Repayments of notes payable and other coupon bearing securities	—	(3,366)	(450)
Loans from (Repayments to) subsidiaries	—	25	40
Issuance of preferred stock	1,014	—	—
Proceeds from issuance of common stock	8	4	6
Common stock dividends paid	(401)	(381)	(362)
Payments for deferred financing costs	(4)	(38)	(3)
Sales to noncontrolling interests	(1)	—	—
Other financing	1	(3)	(4)
Net cash used in financing activities	912	(472)	(593)
Effect of exchange rate changes on cash	—	—	(1)
Increase (Decrease) in cash and cash equivalents	(30)	59	(8)
Cash and cash equivalents, beginning	70	11	19
Cash and cash equivalents, ending	$40	$70	$11
Supplemental Disclosures:
Cash payments for interest, net of amounts capitalized	$79	$156	$192
Cash payments (refunds) for income taxes	—	(8)	(5)
See Notes to Schedule I.

S-6 | 2021 Annual Report
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
2. Debt
Senior and Unsecured Notes and Loans Payable ($ in millions)

			December 31,
	Interest Rate	Maturity	2021	2020
Senior Unsecured Note	3.30%	2025	900	900
Drawings on revolving credit facility	LIBOR + 1.75%	2026	365	70
Senior Unsecured Note	1.375%	2026	800	800
Senior Unsecured Note	3.95%	2030	700	700
Senior Unsecured Note	2.45%	2031	1,000	1,000
Unamortized (discounts)/premiums & debt issuance (costs)			(36)	(40)
Total			$3,729	$3,430

FUTURE MATURITIES OF RECOURSE DEBT — As of December 31, 2021 scheduled maturities are presented in the following table (in millions):

December 31,	Annual Maturities
2022	$—
2023	—
2024	—
2025	900
2026	1,165
Thereafter	1,700
Unamortized (discount)/premium & debt issuance (costs)	(36)
Total debt	$3,729
3. Dividends from Subsidiaries and Affiliates
Cash dividends received from consolidated subsidiaries were $894 million, $1 billion, and $1 billion for the years ended December 31, 2021, 2020, and 2019, respectively. For the years ended December 31 2021, 2020, and 2019, $65 million, $302 million, and $200 million, respectively, of the dividends paid to the Parent Company are derived from the sale of business interests and are classified as an investing activity for cash flow purposes. All other dividends are classified as operating activities. There were no cash dividends received from affiliates accounted for by the equity method for the years ended December 31, 2021, 2020, and 2019.
4. Guarantees and Letters of Credit
GUARANTEES — In connection with certain project financing, acquisitions and dispositions, power purchases and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments, excluding those collateralized by letter of credit and other obligations discussed below, were limited

S-7 | 2021 Annual Report
as of December 31, 2021 by the terms of the agreements, to an aggregate of approximately $2.2 billion, representing 90 agreements with individual exposures ranging up to $400 million. These amounts exclude normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.
LETTERS OF CREDIT — At December 31, 2021, the Parent Company had $48 million in letters of credit outstanding under the revolving credit facility, representing 26 agreements with individual exposures up to $16 million, and $119 million in letters of credit outstanding under the unsecured credit facilities, representing 31 agreements with individual exposures ranging up to $42 million. During the year ended December 31, 2021, the Parent Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.