Form 10-Q
period 2022-03-31
AES CORP
filed 2022-05-05
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on May 3, 2022 was 667,859,645.

The AES Corporation
Form 10-Q for the Quarterly Period ended March 31, 2022

1 | The AES Corporation | March 31, 2022 Form 10-Q
Glossary of Terms
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Brasil	AES Tietê Energia S.A., formerly branded as AES Tietê
AES Clean Energy Development	AES Clean Energy Development, LLC
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AIMCo	Alberta Management Investment Corporation
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCEE	Brazilian Chamber of Electric Energy Commercialization
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens (NASDAQ: FLNC)
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
OPGC	Odisha Power Generation Corporation, Ltd.
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
SWRCB	California State Water Resources Board
TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

2 | The AES Corporation | March 31, 2022 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,056	$943
Restricted cash	334	304
Short-term investments	440	232
Accounts receivable, net of allowance for doubtful accounts of $5 and $5, respectively	1,523	1,418
Inventory	688	604
Prepaid expenses	91	142
Other current assets	1,110	897
Current held-for-sale assets	900	816
Total current assets	6,142	5,356
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	443	426
Electric generation, distribution assets and other	26,112	25,552
Accumulated depreciation	(8,734)	(8,486)
Construction in progress	2,632	2,414
Property, plant and equipment, net	20,453	19,906
Other Assets:
Investments in and advances to affiliates	1,081	1,080
Debt service reserves and other deposits	172	237
Goodwill	1,182	1,177
Other intangible assets, net of accumulated amortization of $411 and $385, respectively	1,585	1,450
Deferred income taxes	385	409
Other noncurrent assets, net of allowance of $23 and $23, respectively	2,489	2,188
Noncurrent held-for-sale assets	1,159	1,160
Total other assets	8,053	7,701
TOTAL ASSETS	$34,648	$32,963
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,288	$1,153
Accrued interest	199	182
Accrued non-income taxes	294	266
Accrued and other liabilities	1,140	1,205
Non-recourse debt, including $657 and $302, respectively, related to variable interest entities	2,254	1,367
Current held-for-sale liabilities	578	559
Total current liabilities	5,753	4,732
NONCURRENT LIABILITIES
Recourse debt	3,982	3,729
Non-recourse debt, including $1,909 and $2,223, respectively, related to variable interest entities	14,016	13,603
Deferred income taxes	1,035	977
Other noncurrent liabilities	3,275	3,358
Noncurrent held-for-sale liabilities	739	740
Total noncurrent liabilities	23,047	22,407
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	1,134	1,257
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	838	838
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 818,735,314 issued and 667,859,645 outstanding at March 31, 2022 and 818,717,043 issued and 666,793,625 outstanding at December 31, 2021)	8	8
Additional paid-in capital	6,903	7,106
Accumulated deficit	(974)	(1,089)
Accumulated other comprehensive loss	(1,899)	(2,220)
Treasury stock, at cost (150,875,669 and 151,923,418 shares at March 31, 2022 and December 31, 2021, respectively)	(1,832)	(1,845)
Total AES Corporation stockholders’ equity	3,044	2,798
NONCONTROLLING INTERESTS	1,670	1,769
Total equity	4,714	4,567
TOTAL LIABILITIES AND EQUITY	$34,648	$32,963
See Notes to Condensed Consolidated Financial Statements.

3 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(in millions, except share and per share amounts)
Revenue:
Regulated	$835	$707
Non-Regulated	2,017	1,928
Total revenue	2,852	2,635
Cost of Sales:
Regulated	(705)	(582)
Non-Regulated	(1,617)	(1,389)
Total cost of sales	(2,322)	(1,971)
Operating margin	530	664
General and administrative expenses	(52)	(46)
Interest expense	(258)	(190)
Interest income	75	68
Loss on extinguishment of debt	(6)	(1)
Other expense	(12)	(16)
Other income	6	43
Gain (loss) on disposal and sale of business interests	1	(5)
Asset impairment expense	(1)	(473)
Foreign currency transaction losses	(19)	(35)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	264	9
Income tax expense	(60)	(8)
Net equity in losses of affiliates	(33)	(30)
NET INCOME (LOSS)	171	(29)
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(56)	(119)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$115	$(148)
BASIC EARNINGS PER SHARE:
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.17	$(0.22)
DILUTED EARNINGS PER SHARE:
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.16	$(0.22)
DILUTED SHARES OUTSTANDING	711	666
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(in millions)
NET INCOME (LOSS)	$171	$(29)
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	132	(69)
Total foreign currency translation adjustments	132	(69)
Derivative activity:
Change in derivative fair value, net of income tax expense of $73, and $67, respectively	272	243
Reclassification to earnings, net of income tax expense of $10, and $7, respectively	18	23
Total change in fair value of derivatives	290	266
Pension activity:
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax benefit of $0, and $1, respectively	—	1
Reclassification to earnings, net of $0 income tax for all periods	1	—
Total pension adjustments	1	1
OTHER COMPREHENSIVE INCOME	423	198
COMPREHENSIVE INCOME	594	169
Less: Comprehensive income attributable to noncontrolling interests and redeemable stock of subsidiaries	(82)	(151)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$512	$18
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount(1)	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2022	1.0	$838	818.7	$8	152.0	$(1,845)	$7,106	$(1,089)	$(2,220)	$1,769
Net income	—	—	—	—	—	—	—	115	—	94
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	131	1
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	265	22
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	1	—
Total other comprehensive loss	—	—	—	—	—	—	—	—	397	23
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(25)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(93)	—	(76)	(367)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	86
Sales to noncontrolling interests	—	—	—	—	—	—	7	—	—	30
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	60
Dividends declared on common stock ($0.1580/share)	—	—	—	—	—	—	(105)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(1.1)	13	(12)	—	—	—
Balance at March 31, 2022	1.0	$838	818.7	$8	150.9	$(1,832)	$6,903	$(974)	$(1,899)	$1,670

(1)     The balance at January 1, 2022 includes a $13 million reclass from Additional paid-in capital to Preferred stock to reflect the retrospective adoption of ASU 2020-06. For further information, see Note 1—Financial Statement Presentation.

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

See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$171	$(29)
Adjustments to net income (loss):
Depreciation and amortization	270	275
Loss (gain) on disposal and sale of business interests	(1)	5
Impairment expense	1	473
Deferred income taxes	(7)	21
Loss on extinguishment of debt	6	1
Loss (gain) on sale and disposal of assets	4	(20)
Loss of affiliates, net of dividends	33	36
Emissions allowance expense	118	58
Other	50	19
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(77)	(79)
(Increase) decrease in inventory	(44)	14
(Increase) decrease in prepaid expenses and other current assets	59	22
(Increase) decrease in other assets	(10)	31
Increase (decrease) in accounts payable and other current liabilities	(124)	(337)
Increase (decrease) in income tax payables, net and other tax payables	7	(92)
Increase (decrease) in deferred income	10	(142)
Increase (decrease) in other liabilities	(9)	(3)
Net cash provided by operating activities	457	253
INVESTING ACTIVITIES:
Capital expenditures	(766)	(432)
Sale of short-term investments	197	257
Purchase of short-term investments	(345)	(130)
Contributions and loans to equity affiliates	(93)	(64)
Purchase of emissions allowances	(136)	(31)
Other investing	(10)	13
Net cash used in investing activities	(1,153)	(387)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	1,193	792
Repayments under the revolving credit facilities	(715)	(793)
Issuance of recourse debt	—	7
Repayments of recourse debt	(29)	(7)
Issuance of non-recourse debt	1,710	307
Repayments of non-recourse debt	(788)	(320)
Payments for financing fees	(27)	(5)
Distributions to noncontrolling interests	(47)	(17)
Acquisitions of noncontrolling interests	(535)	(13)
Contributions from noncontrolling interests	8	94
Sales to noncontrolling interests	48	1
Issuance of preferred shares in subsidiaries	60	—
Issuance of preferred stock	—	1,017
Dividends paid on AES common stock	(105)	(100)
Payments for financed capital expenditures	(4)	(1)
Other financing	49	31
Net cash provided by financing activities	818	993
Effect of exchange rate changes on cash, cash equivalents and restricted cash	20	(22)
Increase in cash, cash equivalents and restricted cash of held-for-sale businesses	(64)	(58)
Total increase in cash, cash equivalents and restricted cash	78	779
Cash, cash equivalents and restricted cash, beginning	1,484	1,827
Cash, cash equivalents and restricted cash, ending	$1,562	$2,606
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$185	$167
Cash payments for income taxes, net of refunds	46	50
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not yet paid	105	101
Non-cash consideration transferred for Clean Energy acquisitions (see Note 17)	—	119

See Notes to Condensed Consolidated Financial Statements.

7 | Notes to Condensed Consolidated Financial Statements | March 21, 2022 and 2021
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of expected results for the year ending December 31, 2022. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in the 2021 Form 10-K filed with the SEC on February 28, 2022 (the “2021 Form 10-K”).
Reclassifications — To comply with newly adopted accounting standards, certain prior period adjustments in the consolidated financial statements have been reclassified to conform to the current presentation. The beneficial conversion feature associated with the Equity Units was reclassified from Additional paid-in capital to Preferred stock in the Consolidated Balance Sheet for the year ended December 31, 2021. See further detail in the new accounting pronouncements discussion.
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,056	$943
Restricted cash	334	304
Debt service reserves and other deposits	172	237
Cash, Cash Equivalents, and Restricted Cash	$1,562	$1,484
ASC 326 - Financial Instruments - Credit Losses - The following table represents the rollforward of the allowance for credit losses for the period indicated (in millions):

8 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

Three Months Ended March 31, 2022	Accounts Receivable (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$3	$30	$23	$7	$63
Current period provision	2	—	2	—	4
Write-offs charged against allowance	(2)	—	—	—	(2)
Foreign exchange	—	—	(2)	—	(2)
CECL reserve balance at end of period	$3	$30	$23	$7	$63

Three Months Ended March 31, 2021	Accounts Receivable (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$9	$32	$20	$1	$62
Current period provision	—	—	1	—	1
Write-offs charged against allowance	(3)	—	—	—	(3)
Foreign exchange	—	—	(1)	—	(1)
CECL reserve balance at end of period	$6	$32	$20	$1	$59
_____________________________
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $2 million and $5 million as of March 31, 2022 and March 31, 2021, respectively. These reserves are not in scope under ASC 326.
(2)Mong Duong loan receivable credit losses allowance was reclassified to held-for-sale assets on the Condensed Consolidated Balance Sheet as of March 31, 2022.
New Accounting Pronouncements Adopted in 2022 — The following table provides a brief description of recent accounting pronouncements that had an impact on the Company’s consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s consolidated financial statements.

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
		January 1, 2022	The Company adopted this standard on a prospective basis and it did not have a material impact on the financial statements.
2020-06, Debt - Debt with conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Equity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity	The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation.	January 1, 2022
The Company adopted this standard on a fully retrospective basis and its adoption resulted in a $13 million increase to Preferred Stock and a corresponding decrease to Additional paid-in capital. No impact to Earnings per Share amounts reported in 2021 or 2022.

2020-04 and 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2022).
		Effective for all entities as of March 12, 2020 through December 31, 2022	The Company is implementing the reference rate reform and does not expect these amendments to have a material impact on the financial statements.
New Accounting Pronouncements Issued But Not Yet Effective — The following table provides a brief description of recent accounting pronouncements that could have a material impact on the Company’s consolidated financial statements once adopted. Accounting pronouncements not listed below were assessed and determined to

9 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

be either not applicable or are expected to have no material impact on the Company’s consolidated financial statements.

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	This update is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) Recognition of an acquired contract liability, and (2) Payment terms and their effect on subsequent revenue recognized by the acquirer. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application.	For fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	March 31, 2022	December 31, 2021
Fuel and other raw materials	$407	$366
Spare parts and supplies	281	238
Total	$688	$604
3. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves, and other deposits approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 5—Fair Value in Item 8.—Financial Statements and Supplementary Data of our 2021 Form 10-K.
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

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$408	$—	$408	$—	$199	$—	$199
Total debt securities	—	408	—	408	—	199	—	199
EQUITY SECURITIES:
Mutual funds	30	12	—	42	31	13	—	44
Total equity securities	30	12	—	42	31	13	—	44
DERIVATIVES:
Interest rate derivatives	—	157	3	160	—	51	2	53
Cross-currency derivatives	—	—	—	—	—	5	—	5
Foreign currency derivatives	—	20	93	113	—	29	108	137
Commodity derivatives	—	132	6	138	—	32	6	38
Total derivatives — assets	—	309	102	411	—	117	116	233
TOTAL ASSETS	$30	$729	$102	$861	$31	$329	$116	$476
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$128	$2	$130	$—	$286	$8	$294
Cross-currency derivatives	—	55	—	55	—	11	—	11
Foreign currency derivatives	—	23	—	23	—	35	—	35
Commodity derivatives	—	100	19	119	—	37	7	44
Total derivatives — liabilities	—	306	21	327	—	369	15	384
TOTAL LIABILITIES	$—	$306	$21	$327	$—	$369	$15	$384
As of March 31, 2022, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three months ended March 31, 2022. Credit-related impairments are recognized in earnings under ASC 326. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Gross proceeds from sale of available-for-sale securities	$197	$245
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended March 31, 2022	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(6)	$—	$108	$(1)	$101
Total realized and unrealized gains (losses):
Included in earnings	2	—	(11)	1	(8)
Included in other comprehensive income — derivative activity	5	—	(4)	(14)	(13)
Settlements	—	—	—	(1)	(1)
Transfers of (assets)/liabilities, net out of Level 3	—	—	—	2	2
Balance at March 31	$1	$—	$93	$(13)	$81
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$2	$—	$(11)	$2	$(7)

Three Months Ended March 31, 2021	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(236)	$(2)	$146	$2	$(90)
Total realized and unrealized gains (losses):
Included in earnings	2	(1)	(29)	—	(28)
Included in other comprehensive income — derivative activity	37	—	(10)	—	27
Settlements	12	—	(9)	(1)	2
Transfers of (assets) liabilities, net out of Level 3	19	—	—	—	19
Balance at March 31	$(166)	$(3)	$98	$1	$(70)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$2	$—	$(39)	$—	$(37)

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of March 31, 2022 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$1	Subsidiaries’ credit spreads	0.7% - 3.9% (1.5%)
Foreign currency:
Argentine peso	93	Argentine peso to U.S. dollar currency exchange rate after one year	179 - 451 (325)
Commodity:
Other	(13)
Total	$81
For interest rate derivatives and foreign currency derivatives, increases (decreases) in the estimates of the Company’s own credit spreads would decrease (increase) the value of the derivatives in a liability position. For foreign currency derivatives, increases (decreases) in the estimate of the above exchange rate would increase (decrease) the value of the derivative.
Nonrecurring Measurements
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense, shown as pre-tax loss below, is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount and is included in Asset impairment expense or Other non-operating expense, as applicable, on the Condensed Consolidated Statements of Operations. The following table summarizes our major categories of assets measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions). There were no material impairments during the three months ended March 31, 2022.

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

		March 31, 2022
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$51	$106	$—	$—	$106
Liabilities:	Non-recourse debt	16,117	16,355	—	14,139	2,216
	Recourse debt	3,982	3,822	—	3,822	—

		December 31, 2021
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$55	$117	$—	$—	$117
Liabilities:	Non-recourse debt	14,811	16,091	—	16,065	26
	Recourse debt	3,754	3,818	—	3,818	—
_____________________________
(1)These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and amounts impacted by the Stabilization Fund enacted by the Chilean government, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $2 million and $2 million as of March 31, 2022 and December 31, 2021, respectively.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivative Instruments and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2021 Form 10-K.

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of March 31, 2022, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate	$5,346	2059
Cross-currency swaps (Brazilian real)	254	2026
Foreign Currency:
Colombian peso	163	2024
Euro	138	2024
Mexican peso	53	2023
Brazilian real	35	2024
Chilean peso	33	2024
Argentine peso	10	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	105	2029
Power (in MWhs)	15	2040
Coal (in Tons or Metric Tons)	6	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of the periods indicated (in millions):

Fair Value	March 31, 2022			December 31, 2021
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$160	$—	$160	$53	$—	$53
Cross-currency derivatives	—	—	—	5	—	5
Foreign currency derivatives	25	88	113	28	109	137
Commodity derivatives	37	101	138	6	32	38
Total assets	$222	$189	$411	$92	$141	$233
Liabilities
Interest rate derivatives	$127	$3	$130	$288	$6	$294
Cross-currency derivatives	55	—	55	11	—	11
Foreign currency derivatives	8	15	23	23	12	35
Commodity derivatives	19	100	119	11	33	44
Total liabilities	$209	$118	$327	$333	$51	$384

	March 31, 2022		December 31, 2021
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$170	$90	$85	$83
Noncurrent	241	237	148	301
Total	$411	$327	$233	$384

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$304	$309
Cross-currency derivatives	—	2
Foreign currency derivatives	12	(1)
Commodity derivatives	29	—
Total	$345	$310
Losses reclassified from AOCL into earnings
Interest rate derivatives	$(27)	$(24)
Cross-currency derivatives	—	(1)
Foreign currency derivatives	—	(3)
Commodity derivatives	(1)	(2)
Total	$(28)	$(30)
Gains (losses) on fair value hedging relationship
Cross-currency derivatives	$(55)	$—
Hedged items	57	—
Total	$2	$—
Loss reclassified from AOCL to earnings due to impairment of assets	$—	$(4)
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$2	$60
Foreign currency derivatives	(19)	(11)
Commodity derivatives and other	(13)	(93)
Total	$(30)	$(44)
AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended March 31, 2023 by $11 million, primarily due to interest rate derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions):

	March 31, 2022			December 31, 2021
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Chile	$19	$—	$19	$17	$—	$17
Argentina	10	1	9	11	1	10
Other	25	—	25	30	—	30
Total	$54	$1	$53	$58	$1	$57
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

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates (1)
Three Months Ended March 31,	2022	2021
Revenue	$302	$506
Operating margin (loss)	(214)	32
Net loss	(254)	(17)
_______________________________
(1)         As of July 1, 2021, AES began to account for its investment in Fluence quarterly, on a three-month lag. This shift in timing is necessary due to the nature of the entity subsequent to its IPO.
sPower — On February 1, 2021, the Company substantially completed the merger of the sPower and AES Renewable Holdings development platforms to form AES Clean Energy Development, a consolidated entity, which will serve as the development vehicle for all future renewable projects in the U.S. Since the sPower development platform was carved-out of AES’ existing equity method investment, this transaction resulted in a $77 million decrease in the carrying value of the sPower investment. See Note 17—Acquisitions for further information. As the Company still does not control sPower after the transaction, it continues to be accounted for as an equity method investment and is reported in the US and Utilities SBU reportable segment.
7. DEBT
Non-Recourse Debt
During the three months ended March 31, 2022, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Repayments
United Kingdom	Q1	$710	$(350)
Netherlands/Panama	Q1	500	—
AES Brasil	Q1	219	(192)
AES Andes	Q1	175	(95)
Netherlands and Panama — In March 2022, AES Hispanola Holdings BV, a Netherlands based company, and Colon, as co-borrowers, executed a $500 million bridge loan due in 2023. The Company allocated $450 million and $50 million of the proceeds from the agreement to AES Hispanola Holdings BV and Colon, respectively.
United Kingdom — On January 6, 2022, Mercury Chile HoldCo LLC (“Mercury Chile”), a UK based company, executed a $350 million bridge loan, and used the proceeds, as well as an additional capital contribution of $196 million from the Parent Company, to purchase the minority interest in AES Andes through intermediate holding companies (see Note 11—Equity for further information). On January 24, 2022, Mercury Chile issued $360 million aggregate principal of 6.5% senior secured notes due in 2027 and used the proceeds from the issuance to fully prepay the $350 million bridge loan.
Non-Recourse Debt in Default — The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of March 31, 2022. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$195	$(183)
AES Ilumina (Puerto Rico)	Covenant	28	26
AES Jordan Solar	Covenant	7	7
Total		$230
The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of March 31, 2022, the Company had no defaults which resulted in, or were at risk of triggering, a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
8. COMMITMENTS AND CONTINGENCIES
Guarantees, Letters of Credit and Commitments — In connection with certain project financings, acquisitions and dispositions, power purchases and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to no more than 14 years.
The following table summarizes the Parent Company’s contingent contractual obligations as of March 31, 2022. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,277	98	$0 — 400
Letters of credit under the unsecured credit facilities	140	35	$0 — 37
Letters of credit under the revolving credit facility	14	17	$0 — 3
Surety bonds	2	2	$1
Total	$2,433	152
During the three months ended March 31, 2022, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended March 31, 2022 and December 31, 2021, the Company recognized liabilities of $4 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of March 31, 2022. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $13 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $28 million and $23 million as of March 31, 2022 and December 31, 2021, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2022. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $252 million and $909 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
Tietê GSF Settlement — In accordance with the regulation published by ANEEL in December 2020 regarding the incorrect application of the GSF mechanism between 2013 and 2018, Tietê will be compensated in the form of a concession extension period, initially determined to be 2.7 years, which will be amortized from the date of the agreement until the end of the new concession period. As of December 31, 2020, the compensation to be received from the concession extension was estimated to have a fair value of $184 million, based on a preliminary time-value equivalent calculation made by the CCEE. In March 2021, the CCEE’s final calculation of fair value was $190 million and the Company recognized an additional reversal of Non-Regulated Cost of Sales of $6 million. In August 2021, ANEEL published Resolution 2.919/2021, establishing an extension for the end of the concession originally granted to AES Brasil’s hydroelectric plants, from 2029 to 2032. On April 14, 2022, the amended term was finalized and agreed upon by ANEEL and AES.
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
The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in millions):

	Three Months Ended March 31,
Operating Lease Revenue	2022	2021
Total lease revenue	$134	$143
Less: Variable lease revenue	(7)	(14)
Total Non-variable lease revenue	$127	$129
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in millions):

Property, Plant and Equipment, Net	March 31, 2022	December 31, 2021
Gross assets	$2,403	$2,423
Less: Accumulated depreciation	(780)	(765)
Net assets	$1,623	$1,658
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of March 31, 2022. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of March 31, 2022 for the remainder of 2022 through 2026 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2022	$19	$339
2023	20	393
2024	21	394
2025	21	394
2026	21	281
Thereafter	289	747
Total	$391	$2,548
Less: Imputed interest	(173)
Present value of total lease receipts	$218

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

Battery Storage Lease Arrangements — The Company is constructing and operating projects that pair BESS with solar energy systems, which allows the project more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component constituting a sales-type lease. Prior to January 1, 2022, upon commencement of the lease, the book value of the leased asset was removed from the balance sheet and a net investment in a sales-type lease was recognized based on the present value of fixed payments under the contract and the residual value of the underlying asset. Due to the variable nature of lease payments under these contracts, the Company recorded a loss at commencement of sales-type leases of $13 million for the three months ended March 31, 2021. This amount is recognized in Other expense in the Consolidated Statement of Operations. See Note 14—Other Income and Expense for further information. Effective January 1, 2022, the Company adopted ASU 2021-05 in which lessors classify and account for certain leases with variable lease payments as operating leases. The Company adopted this standard on a prospective basis. See Note 1—Financial Statement Presentation for further information. The Company recognized lease income on sales-type leases through interest income of $3 million and $4 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
10. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	March 31, 2022	December 31, 2021
IPALCO common stock	$700	$700
AES Clean Energy Development common stock	362	497
AES Indiana preferred stock	60	60
Potengi common and preferred stock	12	—
Total redeemable stock of subsidiaries	$1,134	$1,257
Potengi — In March 2022, Tucano Holding I (“Tucano”), a subsidiary of AES Brasil, completed the sale of 24% of its ownership in the Potengi wind development project to BRF S.A. (“BRF”) for $12 million, reducing the Company’s indirect ownership interest in Potengi to 35.5%. As the Company maintained control after the transaction, Potengi continues to be consolidated by the Company. As part of the transaction, BRF was given an option to sell its entire ownership interest at the conclusion of the PPA term. As a result, the minority ownership interest is considered temporary equity, which will be adjusted for earnings or losses allocated to the noncontrolling interest under ASC 810. Any subsequent changes in the redemption value of the exit rights will be recognized against permanent equity in accordance with ASC 480-10-S99, as it is probable that the shares will become redeemable.
AES Clean Energy Development — On February 1, 2021, the Company substantially completed the merger of the sPower and AES Renewable Holdings development platforms to form AES Clean Energy Development, which will serve as the development vehicle for all future renewable projects in the U.S. As part of the transaction, AlMCo, our existing partner in the sPower equity method investment, received a 25% minority ownership interest in the newly formed entity along with certain partnership rights, though not currently in effect, that would enable AIMCo to exit in the future. As a result, the minority ownership interest is considered temporary equity, which will be adjusted for earnings or losses allocated to the noncontrolling interest under ASC 810. Any subsequent changes in the redemption value of the exit rights will be recognized against permanent equity in accordance with ASC 480-10-S99, as it is probable that the shares will become redeemable. See Note 17—Acquisitions for further information.
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

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

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
In conjunction with the issuance of the Equity Units, the Company received approximately $1 billion in proceeds, net of underwriting costs and commissions, before offering expenses. The proceeds for the issuance of 1,043,050 shares are attributed to the Series A Preferred Stock for $838 million and $205 million for the present value of the quarterly payments due to holders of the 2024 Purchase Contracts ("Contract Adjustment Payments"). The proceeds will be used for the development of the AES renewable businesses, U.S. utility businesses, LNG infrastructure, and for other developments determined by management.
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
The 2024 Purchase Contracts obligate the holders to purchase, on February 15, 2024, for a price of $100 in cash, a maximum number of 57,225,895 shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2024 Purchase Contract holders may elect to settle their obligation early, in cash. The Series A Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2024 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate and is determined over a market value averaging period preceding February 15, 2024.
The initial maximum settlement rate of 3.864 was calculated using an initial reference price of $25.88, equal to the last reported sale price of the Company’s common stock on March 4, 2021. As of March 31, 2022, due to the customary anti-dilution provisions, the maximum settlement rate was 3.865, equivalent to a reference price of $25.87. If the applicable market value of the Company’s common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company’s common stock equal to $100 divided by the applicable market value. Upon successful remarketing of the Series A Preferred Stock (“Remarketed Series A Preferred Stock”), the Company expects to receive additional cash proceeds of $1 billion and issue shares of Remarketed Series A Preferred Stock.

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

The Company pays Contract Adjustment Payments to the holders of the 2024 Purchase Contracts at a rate of 6.875% per annum, payable quarterly in arrears on February 15, May 15, August 15, and November 15, commencing on May 15, 2021. The $205 million present value of the Contract Adjustment Payments at inception reduced the Series A Preferred Stock. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $5 million over the three-year term. As of March 31, 2022, the present value of the Contract Adjustment Payments was $141 million.
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
Equity Transactions with Noncontrolling Interests
Guaimbê Holding — In January 2022, Guaimbê Solar Holding S.A (“Guaimbê Holding”), a subsidiary of AES Brasil, issued preferred shares representing 3.5% ownership in the subsidiary for total proceeds of $63 million. The transaction decreased the Company’s indirect ownership interest in the operational entities from 37.4% to 35.8%. As the Company maintained control after the transaction, Guaimbê Holding continues to be consolidated by the Company within the South America SBU reportable segment.
Chile Renovables — Under its agreement with Global Infrastructure Management, LLC (“GIP”), the minority interest holder in Chile Renovables SpA since July 2021, AES Andes will contribute a specified pipeline of renewable development projects to Chile Renovables as the projects reach commercial operations, and GIP will make additional contributions to maintain its 49% ownership interest. In January 2022, AES Andes completed the sale of Andes Solar 2a to Chile Renovables for $37 million, resulting in an increase to NCI of $28 million and an increase to additional paid-in capital of $9 million. As the Company maintained control after the transaction, Chile Renovables continues to be consolidated by the Company within the South America SBU reportable segment.
AES Andes — On December 29, 2020, AES Andes commenced a preemptive rights offering for its existing shareholders to subscribe for up to 1.98 billion of newly issued shares to fund its renewable growth program. The period ended on February 5, 2021 and Inversiones Cachagua SpA (“Cachagua”), an AES subsidiary, subscribed for 1.35 billion shares at a cost of $205 million, increasing AES’ indirect beneficial interest in AES Andes from 67% to 67.1%. The noncontrolling interest holders subscribed for 629 million shares, resulting in additional capital contributions of $94 million.
In January 2022, Cachagua completed a tender offer for the shares of AES Andes held by minority shareholders for $522 million, net of transaction costs. Upon completion, AES' indirect beneficial interest in AES Andes increased from 67.1% to 98%. Through multiple transactions following the tender offer, Cachagua acquired an additional 1% ownership in AES Andes for $13 million, further increasing AES’ indirect beneficial interest to 99%. These transactions resulted in a $169 million decrease to Parent Company Stockholder’s Equity due to a decrease in additional paid-in capital of $93 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $76 million. AES Andes is reported in the South America SBU reportable segment.
AES Brasil — On December 18, 2020, the AES Tietê board approved a proposal for the corporate reorganization and exchange of shares issued by AES Tietê with newly issued shares of AES Brasil, a formerly wholly-owned entity of AES Tietê, with the intent to list AES Brasil on Novo Mercado, a listing segment of the Brazilian stock exchange that requires equity capital to be composed only of common shares, as the 100% shareholder of AES Tietê. The reorganization and the exchange of shares was completed on March 26, 2021, and the shares issued by AES Brasil started trading on Novo Mercado on March 29, 2021. The Company maintains majority representation on AES Brasil’s board of directors, and as such, continues to consolidate AES Brasil’s results in the South America SBU reportable segment.
During the first quarter of 2021, AHB acquired an additional 1.2% ownership in AES Brasil for $13 million. These transactions increased the Company’s economic interest in AES Brasil to 45.3% and resulted in a $10 million decrease in Parent Company Stockholder’s Equity due to a decrease in additional paid-in capital of $4 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $6 million.

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the three months ended March 31, 2022 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,734)	$(456)	$(30)	$(2,220)
Other comprehensive income before reclassifications	131	258	—	389
Amount reclassified to earnings	—	7	1	8
Other comprehensive income	131	265	1	397
Reclassification from NCI due to share repurchases	(53)	(20)	(3)	(76)
Balance at the end of the period	$(1,656)	$(211)	$(32)	$(1,899)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2022	2021
Derivative gains (losses), net
	Non-regulated revenue	$(1)	$—
	Non-regulated cost of sales	(1)	(1)
	Interest expense	(23)	(16)
	Asset impairment expense	—	(4)
	Foreign currency transaction losses	—	(3)
	Income from continuing operations before taxes and equity in earnings of affiliates	(25)	(24)
	Income tax expense	10	7
	Net equity in losses of affiliates	(3)	(6)
	Net income (loss)	(18)	(23)
	Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	11	6
	Net income (loss) attributable to The AES Corporation	$(7)	$(17)
Amortization of defined benefit pension actuarial gain (loss), net
	Other expense	$(1)	$—
	Net income (loss) attributable to The AES Corporation	$(1)	$—
Total reclassifications for the period, net of income tax and noncontrolling interests		$(8)	$(17)
Common Stock Dividends — The Parent Company paid dividends of $0.1580 per outstanding share to its common stockholders during the first quarter of 2022 for dividends declared in December 2021.
On February 24, 2022, the Board of Directors declared a quarterly common stock dividend of $0.1580 per share payable on May 13, 2022, to shareholders of record at the close of business on April 29, 2022.
12. SEGMENTS
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by geographic regions, which provides a socio-political-economic understanding of our business. The management reporting structure is organized by four SBUs led by our President and Chief Executive Officer: US and Utilities, South America, MCAC, and Eurasia SBUs. Using the accounting guidance on segment reporting, the Company determined that its four operating segments are aligned with its four reportable segments corresponding to its SBUs. In January 2022, we internally announced a reorganization as a part of our ongoing strategy to align our business to meet our customers' needs and deliver on our major strategic objectives. The Company performed an assessment in accordance with ASC 280 and determined there were no changes to its operating or reportable segments.
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

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended March 31,
Total Revenue	2022	2021
US and Utilities SBU	$1,117	$949
South America SBU	810	884
MCAC SBU	566	535
Eurasia SBU	368	270
Corporate and Other	23	24
Eliminations	(32)	(27)
Total Revenue	$2,852	$2,635

	Three Months Ended March 31,
Total Adjusted PTC	2022	2021
Income from continuing operations before taxes and equity in earnings of affiliates	$264	$9
Add: Net equity in losses of affiliates	(33)	(30)
Less: Income from continuing operations before taxes, attributable to noncontrolling interests and redeemable stock of subsidiaries	(66)	(163)
Pre-tax contribution	165	(184)
Unrealized derivative and equity securities losses	41	69
Unrealized foreign currency losses (gains)	(19)	6
Disposition/acquisition losses (gains)	9	(15)
Impairment losses	1	475
Loss on extinguishment of debt	10	6
Net gains from early contract terminations at Angamos	—	(110)
Total Adjusted PTC	$207	$247

	Three Months Ended March 31,
Total Adjusted PTC	2022	2021
US and Utilities SBU	$57	$44
South America SBU	128	88
MCAC SBU	37	61
Eurasia SBU	65	51
Corporate and Other	(75)	(7)
Eliminations	(5)	10
Total Adjusted PTC	$207	$247

Total Assets	March 31, 2022	December 31, 2021
US and Utilities SBU	$17,305	$16,512
South America SBU	8,544	7,728
MCAC SBU	4,609	4,545
Eurasia SBU	3,495	3,466
Corporate and Other	695	712
Total Assets	$34,648	$32,963

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

13. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended March 31, 2022
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$828	$—	$—	$—	$—	$828
Other regulated revenue	7	—	—	—	—	7
Total regulated revenue	835	—	—	—	—	835
Non-Regulated Revenue
Revenue from contracts with customers	269	805	541	309	(9)	1,915
Other non-regulated revenue (1)	13	5	25	59	—	102
Total non-regulated revenue	282	810	566	368	(9)	2,017
Total revenue	$1,117	$810	$566	$368	$(9)	$2,852

	Three Months Ended March 31, 2021
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$698	$—	$—	$—	$—	$698
Other regulated revenue	9	—	—	—	—	9
Total regulated revenue	707	—	—	—	—	707
Non-Regulated Revenue
Revenue from contracts with customers	224	883	510	209	(3)	1,823
Other non-regulated revenue (1)	18	1	25	61	—	105
Total non-regulated revenue	242	884	535	270	(3)	1,928
Total revenue	$949	$884	$535	$270	$(3)	$2,635
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $235 million and $216 million as of March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022 and 2021, we recognized revenue of $30 million and $183 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
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
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of March 31, 2022 and December 31, 2021, Mong Duong met the held-for-sale criteria and the loan receivable balance of approximately $1.2 billion net of CECL reserve of $30 million was classified as held-for-sale assets. Of the loan receivable balance, $93 million and $91 million was classified as Current held-for-sale assets, respectively, and $1.1 billion was classified as Noncurrent held-for-sale assets.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of March 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was $9 million, primarily consisting of fixed consideration for the sale of renewable energy credits (“RECs”) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2022 and 2023, with the remainder recognized thereafter.

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

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

		Three Months Ended March 31,
		2022	2021
Other Income	AFUDC (US Utilities)	$3	$2
	Gain on remeasurement to acquisition-date fair value (1)	—	36
	Other	3	5
	Total other income	$6	$43

Other Expense	Loss on sale and disposal of assets	$4	$3
	Loss on commencement of sales-type leases (2)	—	13
	Other	8	—
	Total other expense	$12	$16
_____________________________
(1)    Related to the remeasurement of our existing equity interest in sPower’s development platform as part of the step acquisition to form AES Clean Energy Development. See Note 17—Acquisitions for further information.
(2)     Related to a loss recognized at commencement of a sales-type lease at AES Renewable Holdings. See Note 9—Leases for further information.
15. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Puerto Rico	$—	$475
Other	1	(2)
Total	$1	$473
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
16. HELD-FOR-SALE
Mong Duong — In December 2020, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V, an SPV accounted for as an equity affiliate. The sale is subject to regulatory approval and is expected to close in early 2023. As of March 31, 2022, the Mong Duong plant and SPV were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plant and SPV held-for-sale as of March 31, 2022 was $553 million. Mong Duong is reported in the Eurasia SBU reportable segment.
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in IPP1 and IPP4 for $58 million. The sale is expected to close in the second quarter of 2022. After completion of the sale, the Company will retain a 10% ownership interest in IPP1 and IPP4, which will be accounted for as an equity method investment. As of March 31, 2022, the generation plants were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of March 31, 2022 was $190 million. Jordan is reported in the Eurasia SBU reportable segment.

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

Excluding any impairment charges, pre-tax income attributable to AES of businesses held-for-sale as of March 31, 2022 was as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Mong Duong	$24	$15
Jordan	5	5
Total	$29	$20
17. ACQUISITIONS
Community Energy — In the first quarter of 2022, the Company finalized the purchase price allocation related to the acquisition of Community Energy, LLC. There were no significant adjustments made to the preliminary purchase price allocation recorded in the fourth quarter of 2021 when the acquisition was completed. Community Energy is reported in the US and Utilities SBU reportable segment.
New York Wind — In the first quarter of 2022, the Company finalized the purchase price allocation related to the acquisition of Cogentrix Valcour Intermediate Holdings, LLC. There were no significant adjustments made to the preliminary purchase price allocation recorded in the fourth quarter of 2021 when the acquisition was completed. New York Wind is reported in the US and Utilities SBU reportable segment.
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
During the second quarter of 2021, the Company recorded measurement period adjustments as result of additional facts and circumstances that existed as of the date of the acquisition but were not yet known as of the time of the valuation performed in the first quarter of 2021. These measurement period adjustments primarily related to higher expected developer profits and a higher growth rate, reflective of additional information that became available regarding market participants’ views of the value of early-stage renewable development projects as of the date of acquisition. As a result, the estimated goodwill as of the acquisition date was reduced to $45 million, as a result of adjustments to the fair value of the consideration paid and updates to the fair values of separately identifiable intangible assets. The Company finalized the purchase price allocation in the third quarter of 2021, which did not result in any material measurement period adjustments.

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

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
Great Cove Solar— On January 25, 2021, AES Clean Energy Development completed the acquisition of Great Cove Solar, LLC. The fair value of the initial consideration paid to acquire Great Cove I was $13 million, which included contingent consideration liabilities of $6 million. This acquisition was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business; therefore, the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. Great Cove Solar is reported in the US and Utilities SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three months ended March 31, 2022 and 2021, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended March 31,	2022			2021
(in millions, except per share data)	Income	Shares	$ per Share	Loss	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$115	668	$0.17	$(148)	666	$(0.22)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	—	—
Restricted stock units	—	2	—	—	—	—
Equity units	—	40	(0.01)	—	—	—
DILUTED EARNINGS (LOSS) PER SHARE	$115	711	$0.16	$(148)	666	$(0.22)
The calculation of diluted earnings per share excluded 2 million outstanding stock awards for the three months ended March 31, 2022, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
For the three months ended March 31, 2021, the calculation of diluted earnings per share excluded 5 million outstanding stock awards because their impact would be anti-dilutive given the loss from continuing operations. These stock awards could potentially dilute basic earnings per share in the future. Had the Company generated income, 4 million potential shares of common stock related to the stock awards would have been included in diluted weighted-average shares outstanding. Due to the full retrospective adoption of ASU 2020-06, an additional 2 million potential shares of common stock related to the assumed share settlement of the Contract Adjustment Payments would have been included in diluted weighted-average shares outstanding.

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2022 and 2021

As described in Note 11—Equity, the Company issued 10,430,500 Equity Units in March 2021 with a total notional value of $1,043 million. Each Equity Unit has a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a 2024 Purchase Contract and a 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. Prior to February 15, 2024, the Series A Preferred Stock may be converted at the option of the holder only in connection with a fundamental change. On and after February 15, 2024, the Series A Preferred Stock may be converted freely at the option of the holder. Upon conversion, the Company will deliver to the holder with respect to each share of Series A Preferred Stock being converted (i) a share of our Series B Preferred Stock, or, solely with respect to conversions in connection with a redemption, cash and (ii) shares of our common stock, if any, in respect of any conversion value in excess of the liquidation preference of the preferred stock being converted. The conversion rate was initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which was equivalent to an initial conversion price of approximately $31.70 per share of common stock. As of March 31, 2022, due to customary anti-dilution provisions, the conversion rate was 31.5536, equivalent to a conversion price of approximately $31.69 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts are being accounted for as one unit of account. In calculating diluted EPS, the Company has applied the if-converted method to determine the impact of the forward purchase feature and considered if there are incremental shares that should be included related to the Series A Preferred conversion value.
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

27 | The AES Corporation | March 31, 2022 Form 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2021 Form 10-K.
Forward-Looking Information
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, including our expectations regarding the impact of the COVID-19 pandemic on our business, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—Risk Factors of this Form 10-Q, Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K and subsequent filings with the SEC.
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
Overview of Our Business
We are a diversified power generation and utility company organized into the following four market-oriented SBUs: US and Utilities (United States, Puerto Rico and El Salvador); South America (Chile, Colombia, Argentina and Brazil); MCAC (Mexico, Central America and the Caribbean); and Eurasia (Europe and Asia). For additional information regarding our business, see Item 1.—Business of our 2021 Form 10-K.
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
Executive Summary
Compared with last year, first quarter diluted earnings per share from continuing operations increased $0.38, from a loss of $0.22 to earnings of $0.16. This increase reflects lower impairments in the current period, partially offset by prior year net gains from early contract terminations at Angamos, higher income tax expense, the prior year impact of realized gains on de-designated interest rate swaps, and the prior year gain on remeasurement of our interest in sPower’s development platform.
Adjusted EPS, a non-GAAP measure, decreased $0.07 to $0.21, mainly due to the prior year impact of realized gains on de-designated interest rate swaps and lower contributions from our MCAC SBU, partially offset by higher contributions from our South America SBU and newly operational projects at our U.S. renewables businesses.

28 | The AES Corporation | March 31, 2022 Form 10-Q

Accelerating the future of energy, together.

Business Overview

- **126** Generation Facilities
- **6** Utility Companies
- **31,370** Gross MW
- **31,794** GWH [2]

Three Months Ended March 31,	2022	2021
Diluted earnings (loss) per share	$ 0.16	$ (0.22)
Adjusted EPS [1]	0.21	0.28

Operating Margin
(in millions)

$530
$664
Q1 2022
Q1 2021

Adjusted PTC [1]
(in millions)

$207
$247
Q1 2022
Q1 2021

Operating Cash Flow
(in millions)

$457
$253
Q1 2022
Q1 2021

Key events in 2022

- Signed or awarded PPAs for 1,087 MW of renewables
- With investment grade credit rating from Moody's, attained investment grade ratings from all three major agencies

Strategic outlook

- Backlog of 10,307 MW of projects under signed long-term PPAs
- Sign 4.5-5.5 GW of renewable PPAs in 2022
- Intent to exit coal by year-end 2025

Under construction

3,735 MW

Energy Storage 17%
Gas 18%
Solar 29%
Wind 36%

Contracted renewable backlog

6,572 MW

Energy Storage 23%
Hydro 2%
Solar 50%
Wind 25%

(1) See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2021.

29 | The AES Corporation | March 31, 2022 Form 10-Q
Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in clean power growth and innovative technology businesses. The Company is well-positioned to benefit from very favorable trends in clean power generation, distribution, and supporting technologies.
•In the first quarter of 2022, the Company signed or was awarded 1,087 MW of renewables and energy storage under long-term PPAs, primarily including 1,019 MW of solar and energy storage in the U.S.
•The Company’s backlog is now 10,307 MW expected to be completed through 2025, including:
◦3,735 MW under construction; and
◦6,572 MW of renewable energy projects signed under long-term PPAs.
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021	$ change	% change
Revenue:
US and Utilities SBU	$1,117	$949	$168	18%
South America SBU	810	884	(74)	-8%
MCAC SBU	566	535	31	6%
Eurasia SBU	368	270	98	36%
Corporate and Other	23	24	(1)	-4%
Eliminations	(32)	(27)	(5)	-19%
Total Revenue	2,852	2,635	217	8%
Operating Margin:
US and Utilities SBU	130	107	23	21%
South America SBU	204	352	(148)	-42%
MCAC SBU	82	122	(40)	-33%
Eurasia SBU	87	59	28	47%
Corporate and Other	47	32	15	47%
Eliminations	(20)	(8)	(12)	NM
Total Operating Margin	530	664	(134)	-20%
General and administrative expenses	(52)	(46)	(6)	13%
Interest expense	(258)	(190)	(68)	36%
Interest income	75	68	7	10%
Loss on extinguishment of debt	(6)	(1)	(5)	NM
Other expense	(12)	(16)	4	-25%
Other income	6	43	(37)	-86%
Gain (loss) on disposal and sale of business interests	1	(5)	6	NM
Asset impairment expense	(1)	(473)	472	-100%
Foreign currency transaction losses	(19)	(35)	16	-46%
Income tax expense	(60)	(8)	(52)	NM
Net equity in losses of affiliates	(33)	(30)	(3)	10%
INCOME (LOSS) FROM CONTINUING OPERATIONS	171	(29)	200	NM
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(56)	(119)	63	-53%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$115	$(148)	$263	NM
Net cash provided by operating activities	$457	$253	$204	81%
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

30 | The AES Corporation | March 31, 2022 Form 10-Q
Operating margin is defined as revenue less cost of sales.
Consolidated Revenue and Operating Margin
Three Months Ended March 31, 2022
Revenue
(in millions)
Consolidated Revenue — Revenue increased $217 million, or 8%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, driven by:
•$168 million in US and Utilities mainly driven by higher volume at AES Indiana and AES Ohio due to increased demand and favorable weather; higher pass-through energy prices in El Salvador; a decrease in unrealized losses resulting from the commercial hedging strategy at Southland; and higher sales at AES Clean Energy due to the supply agreement with Google; partially offset by an increase in unrealized commodity derivative losses at AES Clean Energy;
•$98 million in Eurasia mainly driven by higher energy prices and generation in Bulgaria and recognition of construction revenue at Mong Duong due to a reduction in expected completion costs for ash pond 2; partially offset by unfavorable FX impact; and
•$31 million in MCAC driven by higher LNG prices and sales in the Dominican Republic and higher spot sales in Panama; partially offset by the impact from the sale of Itabo in April 2021.
These favorable impacts were partially offset by a decrease of $74 million in South America primarily driven by revenue recognized at Angamos in the prior year for the early termination of contracts with Minera Escondida and Minera Spence; partially offset by higher generation and prices (Resolution 440/2021) in Argentina; higher energy prices in Chile and Colombia; and higher volume and generation at AES Brasil.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $134 million, or 20%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, driven by:
•$148 million in South America primarily driven by revenue recognized at Angamos in the prior year for the early termination of contracts with Minera Escondida and Minera Spence; a prior period GSF settlement and higher fixed costs at Tietê; and unfavorable FX impact; partially offset by higher energy prices in Colombia and lower depreciation of coal assets in Chile; and

31 | The AES Corporation | March 31, 2022 Form 10-Q
•$40 million in MCAC primarily driven by higher net energy spot purchases due to drier hydrology in Panama; higher spot purchases in the Dominican Republic; and by the impact from the sale of Itabo in April 2021; partially offset by higher energy sales in Panama and the Dominican Republic, partially due to increased demand.
These unfavorable impacts were partially offset by a increase of:
•$28 million in Eurasia primarily driven by recognition of construction revenue at Mong Duong due to a reduction in expected completion costs for ash pond 2, and by higher electricity prices at Kavarna in Bulgaria; and
•$23 million in US and Utilities mainly driven by a decrease in unrealized losses resulting from the commercial hedging strategy at Southland; higher volume at AES Indiana due to increased demand and favorable weather; and higher sales at AES Clean Energy due to the supply agreement with Google; partially offset by unrealized commodity derivative losses and an increase in costs associated with growing and accelerating the development pipeline at AES Clean Energy.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $6 million, or 13%, to $52 million for the three months ended March 31, 2022, compared to $46 million for the three months ended March 31, 2021, primarily due to increased business development activity and people costs.
Interest expense
Interest expense increased $68 million, or 36%, to $258 million for the three months ended March 31, 2022, compared to $190 million for the three months ended March 31, 2021. This increase is primarily due to the prior year impact of realized gains on de-designated interest rate swaps, lower capitalized interest in construction projects in Chile, and increased borrowings at AES Brasil.
Interest income
Interest income increased $7 million, or 10%, to $75 million for the three months ended March 31, 2022, compared to $68 million for the three months ended March 31, 2021, primarily due to an increase in short-term investments at AES Brasil.
Other income and expense
Other income decreased $37 million, or 86%, to $6 million for the three months ended March 31, 2022, compared to $43 million for the three months ended March 31, 2021, primarily due to the prior year gain on remeasurement of our equity interest in the sPower development platform to its acquisition-date fair value, recognized as part of the merger to form AES Clean Energy Development.
Other expense decreased $4 million, or 25%, to $12 million for the three months ended March 31, 2022, compared to $16 million for the three months ended March 31, 2021, primarily due to a prior year loss recognized at commencement of a sales-type lease at AES Renewable Holdings.
See Note 14—Other Income and Expense, Note 6—Investments in and Advances to Affiliates, and Note 17—Acquisitions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense decreased $472 million to $1 million for the three months ended March 31, 2022, compared to $473 million for the three months ended March 31, 2021. This decrease was due to a $475 million impairment at Puerto Rico in 2021 associated with the economic costs and reputational risks of disposal of coal combustion residuals off island.
See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.

32 | The AES Corporation | March 31, 2022 Form 10-Q
Foreign currency transaction losses

	Three Months Ended March 31,
(in millions)	2022	2021
Argentina	$(13)	$(41)
Chile	(10)	8
Other	4	(2)
Total (1)	$(19)	$(35)
___________________________________________
(1)Includes losses of $56 million and $19 million on foreign currency derivative contracts for the three months ended March 31, 2022 and 2021, respectively. The current year derivative losses were primarily due to unrealized losses on a foreign currency hedge on debt issued in Brazilian reais. This is an effective hedge and there is no material net impact.
The Company recognized net foreign currency transaction losses of $19 million for the three months ended March 31, 2022, primarily due to unrealized losses on foreign currency derivatives related to government receivables in Argentina, unrealized losses due to depreciating receivables denominated in the Argentine peso, and unrealized losses on foreign currency derivatives in South America due to the appreciating Colombian peso in 2022.
The Company recognized net foreign currency transaction losses of $35 million for the three months ended March 31, 2021, primarily due to unrealized losses on foreign currency derivatives related to government receivables in Argentina, partially offset by unrealized gains on foreign currency derivatives in South America due to the depreciating Colombian peso.
Income tax expense
Income tax expense was $60 million for the three months ended March 31, 2022, compared to $8 million for the three months ended March 31, 2021. The Company’s effective tax rates were 23% and 89% for the three months ended March 31, 2022 and 2021, respectively. This net decrease in the effective tax rate was primarily due to the impact of the prior year asset impairment at Puerto Rico.
See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for details of the Puerto Rico asset impairment.
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
Net equity in losses of affiliates
Net equity in losses of affiliates increased $3 million, or 10%, to $33 million for the three months ended March 31, 2022, compared to $30 million for the three months ended March 31, 2021. This increase was driven by an increase in losses at Fluence of $30 million due to shipping issues, cost overruns and delays at projects under construction, and an increase in costs, including share-based compensation, associated with the growing business. These losses were partially offset by a $27 million increase in earnings at sPower driven by renewable projects that came online.
See Note 6—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $63 million, or 53%, to $56 million for the three months ended March 31, 2022, compared to $119 million for the three months ended March 31, 2021. This decrease was primarily due to:
•Prior year net gains from early contract terminations at Angamos;
•Lower earnings from AES Andes due to increased AES ownership from 67% to 99% in the first quarter of 2022; and
•Lower contributions from Panama due to drier hydrology.
These decreases were partially offset by:
•Higher earnings from Vietnam due to changes in ash pond assumptions.

33 | The AES Corporation | March 31, 2022 Form 10-Q
Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation increased $263 million, to income of $115 million for the three months ended March 31, 2022, compared to a loss of $148 million for the three months ended March 31, 2021. This increase was primarily due to:
•Prior year long-lived asset impairment at Puerto Rico.
This increase was partially offset by:
•Lower margins at our South America SBU due to prior year net gains from early contract terminations at Angamos;
•Higher income tax expense;
•Higher Parent interest expense due to prior year realized gains on de-designated interest rate swaps; and
•Prior year gain on remeasurement of our equity interest in the sPower development platform to acquisition-date fair value.
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

	Three Months Ended March 31,
Reconciliation of Adjusted Operating Margin (in millions)	2022	2021
Operating Margin	$530	$664
Noncontrolling interests adjustment (1)	(92)	(209)
Unrealized derivative (gains) losses	(3)	44
Disposition/acquisition losses (gains)	(1)	2
Net gains from early contract terminations at Angamos	—	(110)
Total Adjusted Operating Margin	$434	$391
_______________________
(1)The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.

34 | The AES Corporation | March 31, 2022 Form 10-Q

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

35 | The AES Corporation | March 31, 2022 Form 10-Q

	Three Months Ended March 31,
Reconciliation of Adjusted PTC (in millions)	2022	2021
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$115	$(148)
Income tax expense (benefit) from continuing operations attributable to The AES Corporation	50	(36)
Pre-tax contribution	165	(184)
Unrealized derivative and equity securities losses	41	69
Unrealized foreign currency losses (gains)	(19)	6
Disposition/acquisition losses (gains)	9	(15)
Impairment losses	1	475
Loss on extinguishment of debt	10	6
Net gains from early contract terminations at Angamos	—	(110)
Total Adjusted PTC	$207	$247

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

36 | The AES Corporation | March 31, 2022 Form 10-Q

	Three Months Ended March 31,
Reconciliation of Adjusted EPS	2022		2021
Diluted earnings (loss) per share from continuing operations	$0.16		$(0.22)
Unrealized derivative and equity securities losses	0.06	(1)	0.10	(2)
Unrealized foreign currency losses (gains)	(0.02)	(3)	0.01
Disposition/acquisition losses (gains)	0.01		(0.02)	(4)
Impairment losses	—		0.71	(5)
Loss on extinguishment of debt	0.01		0.01
Net gains from early contract terminations at Angamos	—		(0.16)	(6)
Less: Net income tax benefit	(0.01)		(0.15)	(7)
Adjusted EPS	$0.21		$0.28
_____________________________
(1)Amount primarily relates to unrealized commodity derivative losses at New York Wind of $20 million, or $0.03 per share, and unrealized foreign currency derivative losses in Brazil of $20 million, or $0.03 per share.
(2)Amount primarily relates to unrealized derivative losses in Argentina mainly associated with foreign currency derivatives on government receivables of $38 million, or $0.06 per share, and net unrealized derivative losses on power and commodities swaps at Southland of $33 million, or $0.05 per share.
(3)Amount primarily relates to unrealized FX gains in Brazil of $22 million, or $0.03 per share, mainly associated with debt denominated in Brazilian reais.
(4)Amount primarily relates to gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $36 million, or $0.05 per share, partially offset by day-one loss recognized at commencement of a sales-type lease at AES Renewable Holdings of $13 million, or $0.02 per share.
(5)Amount primarily relates to asset impairment at Puerto Rico of $475 million, or $0.71 per share.
(6)Amount relates to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $110 million, or $0.16 per share.
(7)Amount primarily relates to income tax benefits associated with the impairment at Puerto Rico of $119 million, or $0.18 per share, partially offset by income tax expense related to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $28 million, or $0.04 per share.
US and Utilities SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating Margin	$130	$107	$23	21%
Adjusted Operating Margin (1)	108	126	(18)	-14%
Adjusted PTC (1)	57	44	13	30%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2021 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended March 31, 2022 increased $23 million, or 21%, which was driven primarily by the following (in millions):

Increase at Southland primarily due to lower unrealized losses from commodity derivatives under the commercial hedging strategy, as well as a decrease in realized derivative losses	$44
Increase at AES Indiana driven by higher volumes from increased demand and favorable weather	10
Decrease at AES Clean Energy driven by unrealized commodity derivative losses and increased costs associated with growing and accelerating the development pipeline, partially offset by higher revenue due to the Company’s agreement to supply Google’s data centers with 24/7 carbon-free energy	(32)
Other	1
Total US and Utilities SBU Operating Margin Increase	$23
Adjusted Operating Margin decreased $18 million primarily due to the drivers above, adjusted for NCI and unrealized losses on derivatives.
Adjusted PTC increased $13 million, primarily driven by an increase at our U.S. renewables businesses due to contributions from newly operational projects and a lower allocation of interest expense attributable to AES after the sale of noncontrolling interests at Southland Energy, partially offset by the decrease in Adjusted Operating Margin described above.

37 | The AES Corporation | March 31, 2022 Form 10-Q
South America SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating Margin	$204	$352	$(148)	-42%
Adjusted Operating Margin (1)	170	112	58	52%
Adjusted PTC (1)	128	88	40	45%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2021 Form 10-K for the respective ownership interest for key businesses. In the first quarter of 2022, AES’ indirect beneficial interest in AES Andes increased from 67% to 99%. See Note 11—Equity included in Item 1.—Financial Statements of this Form 10-Q for further information.
Operating Margin for the three months ended March 31, 2022 decreased $148 million, or 42%, which was driven primarily by the following (in millions):

Decrease in Chile primarily driven by prior year revenue recognized on early contract terminations at Angamos, partially offset by lower depreciation of coal assets	$(144)
Decrease in Brazil primarily driven by prior year GSF gain and higher fixed costs	(12)
Increase in Colombia mainly related to increase in contract prices, partially offset by depreciation of the Colombian peso	9
Other	(1)
Total South America SBU Operating Margin Decrease	$(148)
Adjusted Operating Margin increased $58 million due to the drivers above, adjusted for NCI and net gains on early contract terminations at Angamos in the prior year.
Adjusted PTC increased $40 million, primarily associated with the increase in Adjusted Operating Margin described above, partially offset by lower capitalized interest at construction projects in Chile.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating Margin	$82	$122	$(40)	-33%
Adjusted Operating Margin (1)	66	84	(18)	-21%
Adjusted PTC (1)	37	61	(24)	-39%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2021 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended March 31, 2022 decreased $40 million, or 33%, which was driven primarily by the following (in millions):

Decrease in Panama mainly driven by higher energy spot purchases due to drier hydrology in Q1 2022, partially offset by higher spot sales at Colon due to an increase in prices	$(22)
Decrease in the Dominican Republic mainly driven by the sale of Itabo on April 8, 2021	(18)
Decrease in Mexico driven by lower availability in 2022	(5)
Increase in the Dominican Republic due to unrealized gains on LNG derivatives and higher demand, partially offset by higher energy spot purchases	7
Other	(2)
Total MCAC SBU Operating Margin Decrease	$(40)
Adjusted Operating Margin decreased $18 million due to the drivers above, adjusted for NCI and unrealized gains on LNG derivatives.
Adjusted PTC decreased $24 million, mainly driven by the decrease in Adjusted Operating Margin described above and a higher allocation of interest expense attributable to AES after Colon’s noncontrolling interest buyout in September 2021.

38 | The AES Corporation | March 31, 2022 Form 10-Q
Eurasia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating Margin	$87	$59	$28	47%
Adjusted Operating Margin (1)	62	44	18	41%
Adjusted PTC (1)	65	51	14	27%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2021 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended March 31, 2022 increased $28 million, or 47%, which was driven primarily by the following (in millions):

Construction revenue for Mong Duong driven by a reduction in expected completion costs for ash pond 2	$19
Higher merchant prices captured by Kavarna	8
Other	1
Total Eurasia SBU Operating Margin Increase	$28
Adjusted Operating Margin increased $18 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $14 million, mainly driven by the increase in Adjusted Operating Margin described above, partially offset by higher interest expense.
Key Trends and Uncertainties
During the remainder of 2022 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses, and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation, and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of our 2021 Form 10-K.
Operational
COVID-19 Pandemic — The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We derive approximately 85% of our total revenues from our regulated utilities and long-term sales and supply contracts or PPAs at our generation businesses, which contributes to a relatively stable revenue and cost structure at most of our businesses. In 2021, our operational locations continued to experience the impact of, and recovery from, the COVID-19 pandemic. Across our global portfolio, our utilities businesses have generally performed in line with our expectations consistent with a recovery from the COVID-19 pandemic. While we cannot predict the length and magnitude of the pandemic, including the impact of current or future variants, or how it could impact global economic conditions, a delayed recovery with respect to demand may adversely impact our financial results for 2022. Also see Item 1A.—Risk Factors of our 2021 Form 10-K.
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
Trade Restrictions and Supply Chain — On March 29, 2022, the U.S. Department of Commerce (“Commerce”) announced the initiation of an investigation into whether imports into the U.S. of solar cells and

39 | The AES Corporation | March 31, 2022 Form 10-Q
panels imported from Cambodia, Malaysia, Thailand, and Vietnam are circumventing antidumping and countervailing duty orders on solar cells and panels from China. This investigation has resulted in significant systemic disruptions to the import of solar panels from Southeast Asia and such disruption could continue for the near-term or longer if Commerce makes a preliminary determination that circumvention has occurred.
While we have contracted and substantially secured our expected requirements for solar panels for U.S. projects targeted to achieve commercial operations in 2022, these disruptions may persist and impact our suppliers’ ability or willingness to meet their contractual agreements or to continue to supply panels into the U.S. market on terms that we deem satisfactory. The ultimate severity or duration of the solar panel supply chain disruption or its effect on AES’ U.S. solar project development and construction activities is uncertain. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewables projects.
Macroeconomic and Political
During the past few years, some countries where our subsidiaries conduct business have experienced macroeconomic and political changes. In the event these trends continue, there could be an adverse impact on our businesses.
Puerto Rico — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2021 Form 10-K, our subsidiaries in Puerto Rico have a long-term PPA with state-owned PREPA, which has been facing economic challenges that could result in a material adverse effect on our business in Puerto Rico. Despite the Title III protection, PREPA has been making substantially all of its payments to the generators in line with historical payment patterns.
AES Puerto Rico and AES Ilumina’s non-recourse debt of $195 million and $28 million, respectively, continue to be in technical default and are classified as current as of March 31, 2022 as a result of PREPA’s bankruptcy filing in July 2017. The Company is in compliance with its debt payment obligations as of March 31, 2022.
On April 12, 2022, a mediation team was appointed to prepare the plan to resolve the PREPA Title III case and related proceedings, which is expected to conclude no later than July 2022.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $85 million is recoverable as of March 31, 2022.
Reference Rate Reform — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2021 Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association ("IBA") has determined that it will cease publication of one-week and two-month LIBOR rates by December 31, 2021, and will cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. AES holds a substantial amount of debt and derivative contracts referencing LIBOR as an interest rate benchmark. In order to facilitate an organized transition from LIBOR to alternative benchmark rate(s), AES has established a process to measure and mitigate risks associated with the cessation of LIBOR. As part of this initiative, alternative benchmark rates have been, and continue to be, assessed, and implemented for newly executed agreements. Many of AES’ existing agreements include provisions designed to facilitate an orderly transition from LIBOR, and interest rate derivatives address the LIBOR transition through the adoption of the ISDA 2020 IBOR Fallbacks Protocol and subsequent amendments. To the extent that the terms of the credit agreements and derivative instruments do not align following the cessation of LIBOR rates, AES will seek to negotiate contract amendments with counterparties or additional derivatives contracts.
Global Tax — The macroeconomic and political environments in the U.S. and in some countries where our subsidiaries conduct business have changed during 2021 and 2022. This could result in significant impacts to tax law. For example, in the first quarter of 2022, the Biden Administration released its fiscal year 2023 budget, which includes proposed U.S. corporate and international tax reform proposals that would increase the U.S. corporate income tax rate and GILTI tax rate, replace BEAT with rules in line with OECD Pillar 2 Model Rules, eliminate tax preferences for fossil fuels, among others. Additional details regarding these potential changes in law are expected to be made available later this year.
With respect to international tax reform, in the first quarter of 2022, the European Commission published an amended draft Directive on Pillar 2 which includes numerous amendments compared to the version published in the fourth quarter of 2021. The potential impact to the Company remains unknown, but may be material.

40 | The AES Corporation | March 31, 2022 Form 10-Q
Implementation of the framework would require multilateral agreement and/or country specific legislative action, including in the U.S. See Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K for further information on this proposed legislation.
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
Alto Maipo
The Company's subsidiary, Alto Maipo, is currently constructing a hydroelectric facility near Santiago, Chile which is approximately 99% complete and started generating energy in the fourth quarter of 2021 as part of the commissioning process. The Alto Maipo project (the “Project”) has experienced significant construction difficulties, which resulted in a substantial increase in project costs over the original budget and led to a series of negotiations that resulted in securing additional funding from creditors and additional equity injections from AES Andes. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2021 Form 10-K for further information.
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
Decarbonization Initiatives
Our strategy involves shifting towards clean energy platforms, including renewable energy, energy storage, LNG, and modernized grids. It is designed to position us for continued growth while reducing our carbon intensity and in support of our mission of accelerating the future of energy, together. In February 2022, we announced our intent to exit coal generation by year-end 2025, subject to necessary approvals.
In addition, initiatives have been announced by regulators, including in Chile, Puerto Rico, and Hawaii, and offtakers in recent years, with the intention of reducing GHG emissions generated by the energy industry. In parallel, the shift towards renewables has caused certain customers to migrate to other low-carbon energy solutions and this trend may continue.
Although we cannot currently estimate the financial impact of these decarbonization initiatives, new legislative or regulatory programs further restricting carbon emissions or other initiatives to voluntarily exit coal generation could require material capital expenditures, result in a reduction of the estimated useful life of certain coal facilities, or have other material adverse effects on our financial results.
For further information about the risks associated with decarbonization initiatives, see Item 1A.—Risk Factors—Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2021 Form 10-K.
Regulatory
AES Maritza PPA Review — DG Comp is conducting a preliminary review of whether AES Maritza’s PPA with NEK is compliant with the European Union's State Aid rules. No formal investigation has been launched by DG Comp to date. However, AES Maritza has been engaging in discussions with the DG Comp case team and the Government of Bulgaria (“GoB”) to attempt to reach a negotiated resolution of DG Comp’s review (“PPA

41 | The AES Corporation | March 31, 2022 Form 10-Q
Discussions”). The PPA Discussions are ongoing and the PPA continues to remain in place. However, there can be no assurance that, in the context of the PPA Discussions, the other parties will not seek a prompt termination of the PPA.
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
Considering the information available as of the filing date, management believes the carrying value of our long-lived assets at Maritza of approximately $916 million is recoverable as of March 31, 2022.
AES Ohio Distribution Rate Case — On November 30, 2020, AES Ohio filed a new distribution rate case with the PUCO that proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case, but not yet included in distribution rates, other distribution investments since September 2015, and other investments and expenses. Certain parties that have intervened in the distribution rate case have argued that ESP 1 incorporates a distribution rate freeze. The rate case is pending a commission order and we are unable to predict the outcome at this time.
AES Indiana Integrated Resource Plan (“IRP”) — AES Indiana held its first and second public advisory meetings for the 2022 IRP in January 2022 and April 2022, respectively. Changes to its generation portfolio are evaluated and decided through the IRP. AES Indiana issued an all-source Request for Proposal on April 14, 2022, in order to competitively procure replacement capacity; such need is being evaluated in AES Indiana's 2022 IRP.
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion residuals) and certain air emissions, such as SO2, NOx, particulate matter, mercury, and other hazardous air pollutants. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our operations are subject to significant government regulation and could be adversely affected by changes in the law or regulatory schemes; Several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR; Our businesses are subject to stringent environmental laws, rules and regulations; and Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2021 Form 10-K.
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

42 | The AES Corporation | March 31, 2022 Form 10-Q
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
On April 6, 2022, the EPA published a proposed Federal Implementation Plan to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule would establish a revised CSAPR NOx Ozone Season Group 3 trading program of 25 states, including Indiana and Maryland. In addition to other requirements, if finalized, EGUs in these states would begin receiving fewer allowances as soon as 2023, possibly resulting in the need to purchase additional allowances.
While the Company's additional CSAPR compliance costs to date have been immaterial, the future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time, but it could be material.
Climate Change Regulation — On July 8, 2019, the EPA published the final Affordable Clean Energy (“ACE”) Rule, along with associated revisions to implementing regulations, in addition to final revocation of the CPP. The ACE Rule determines that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule requires states with existing coal-fired electric generating units to develop state plans to establish CO2 emission limits for designated facilities. AES Indiana Petersburg and AES Warrior Run have coal-fired electric generating units that could have been impacted by this regulation. On January 19, 2021, the D.C. Circuit vacated and remanded to the EPA the ACE Rule, although the parties had an opportunity to request a rehearing at the D.C. Circuit or seek a review of the decision by the U.S. Supreme Court. On March 5, 2021, the D.C. Circuit issued the partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP will not take effect while the EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating units. On October 29, 2021, the U.S. Supreme Court granted petitions to review the decision by the D.C. Circuit to vacate the ACE Rule. Oral arguments took place on January 28, 2022. The impact of future greenhouse gas emissions regulations remains uncertain.
Waste Management — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements, and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act ("WIN Act") was signed into law. This includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. If this rule is finalized before Indiana or Puerto Rico establishes a state-level CCR permit program, AES CCR units in those locations could eventually be required to apply for a federal CCR permit from the EPA. The EPA has indicated that it will implement a phased approach to amending the CCR Rule, which is ongoing. On August 28, 2020, the EPA published final amendments to the CCR Rule titled "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021

43 | The AES Corporation | March 31, 2022 Form 10-Q
deadline if the EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to the EPA by November 30, 2020. On January 25, 2022, the EPA released proposed determinations regarding nine CCR Part A Rule demonstrations. On the same day, the EPA issued four compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.
The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data, or the outcome of CCR-related litigation could have a material impact on our business, financial condition, and results of operations. AES Indiana would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard.
Capital Resources and Liquidity
Overview
As of March 31, 2022, the Company had unrestricted cash and cash equivalents of $1.1 billion, of which $17 million was held at the Parent Company and qualified holding companies. The Company had $440 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $506 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $16.1 billion and $4 billion, respectively. Of the $2.3 billion of our current non-recourse debt, $2.1 billion was presented as such because it is due in the next twelve months and $230 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents, of which $223 million is due to the bankruptcy of the offtaker.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to drawings of $615 million under its revolving credit facility. On a consolidated basis, of the Company’s $20.4 billion of total gross debt outstanding as of March 31, 2022, approximately $2.5 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $1.3 billion of our floating rate non-recourse exposure as variable rate instruments act as a natural hedge against inflation in Brazil.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain

44 | The AES Corporation | March 31, 2022 Form 10-Q
the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of March 31, 2022, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $2.3 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As the Parent Company has only recently been upgraded to investment grade by all three rating agencies, some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of March 31, 2022, we had $140 million in letters of credit outstanding provided under our unsecured credit facility and $14 million in letters of credit outstanding provided under our revolving credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended March 31, 2022, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables
As of March 31, 2022, the Company had approximately $54 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Argentina and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2023, or one year from the latest balance sheet date. The majority of Argentine receivables have been converted into long-term financing for the construction of power plants. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government. A portion relates to the extension of existing PPAs with the addition of renewable energy. See Note 5—Financing Receivables in Item 1.—Financial Statements and Key Trends and Uncertainties—Macroeconomic and Political—Chile in Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q and Item 1.—Business—South America SBU—Argentina—Regulatory Framework and Market Structure included in our 2021 Form 10-K for further information.
As of March 31, 2022, the Company had approximately $1.2 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. In December 2020, Mong Duong met the held-for-sale criteria and the loan receivable balance, net of CECL reserve, was reclassified to held-for-sale assets. As of March 31, 2022, $93 million of the loan receivable balance was classified as Current held-for-sale assets and $1.1 billion was

45 | The AES Corporation | March 31, 2022 Form 10-Q
classified as Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheets. See Note 13—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the three months ended March 31, 2022 were debt financings, cash flows from operating activities, and sales of short-term investments. The primary uses of cash in the three months ended March 31, 2022 were repayments of debt, capital expenditures, acquisitions of noncontrolling interests, and purchases of short-term investments.
The primary sources of cash for the Company in the three months ended March 31, 2021 were proceeds from issuance of Equity Units, debt financings, sales of short-term investments, and cash flows from operating activities. The primary uses of cash in the three months ended March 31, 2021 were repayments of debt, capital expenditures, and purchases of short-term investments.
A summary of cash-based activities are as follows (in millions):

	Three Months Ended March 31,
Cash Sources:	2022	2021
Issuance of non-recourse debt	$1,710	$307
Borrowings under the revolving credit facilities	1,193	792
Net cash provided by operating activities	457	253
Sale of short-term investments	197	257
Issuance of preferred shares in subsidiaries	60	—
Contributions from noncontrolling interests	8	94
Issuance of preferred stock	—	1,017
Other	117	52
Total Cash Sources	$3,742	$2,772

Cash Uses:
Repayments of non-recourse debt	$(788)	$(320)
Capital expenditures	(766)	(432)
Repayments under the revolving credit facilities	(715)	(793)
Acquisitions of noncontrolling interests	(535)	(13)
Purchase of short-term investments	(345)	(130)
Purchase of emissions allowances	(136)	(31)
Dividends paid on AES common stock	(105)	(100)
Contributions and loans to equity affiliates	(93)	(64)
Other	(181)	(110)
Total Cash Uses	$(3,664)	$(1,993)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$78	$779
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three month period (in millions):

	Three Months Ended March 31,
Cash flows provided by (used in):	2022	2021	$ Change
Operating activities	$457	$253	$204
Investing activities	(1,153)	(387)	(766)
Financing activities	818	993	(175)

46 | The AES Corporation | March 31, 2022 Form 10-Q
Operating Activities
Net cash provided by operating activities increased $204 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
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
•Adjusted net income decreased $194 million primarily due to lower margins at our South America and MCAC SBUs and an increase in interest expense, partially offset by higher margins at our Eurasia and US and Utilities SBUs.
•Working capital requirements decreased $398 million, primarily due to the GSF liability payment at Tietê in the prior year and an increase in deferred income at Angamos due to revenue recognized in the prior year for the early contract terminations with Minera Escondida and Minera Spence.
Investing Activities
Net cash used in investing activities increased $766 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Investing Cash Flows
(in millions)
•Cash used for short-term investing activities increased $275 million, primarily at AES Brasil as a result of higher net short-term investment purchases in 2022.
•Purchases of emissions allowances increased $105 million, primarily in Bulgaria as a result of increased demand and higher CO2 prices.
•Capital expenditures increased $334 million, discussed further below.

47 | The AES Corporation | March 31, 2022 Form 10-Q
Capital Expenditures
(in millions)
•Growth expenditures increased $315 million, primarily driven by an increase in renewable projects at AES Clean Energy and AES Brasil and by higher TDSIC investments and the Hardy Hills Solar project at AES Indiana, partially offset by the timing of payments for the construction of the Alamitos Energy Center at Southland Energy in the prior year.
•Maintenance expenditures increased $19 million, primarily due to the timing of payments at AES Indiana and increased expenditures in Argentina, partially due to a forced outage at TermoAndes.
Financing Activities
Net cash provided by financing activities decreased $175 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Financing Cash Flows
(in millions)
See Notes 7—Debt and 11—Equity in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt and equity transactions.
•The $935 million impact from non-recourse debt transactions is primarily due to an increase in net borrowings in the Netherlands and Panama, the United Kingdom, AES Clean Energy and AES Andes, partially offset by a decrease in net borrowings at AES Brasil.
•The $320 million impact from Parent Company revolver transactions is primarily due to higher net borrowings in the current year.
•The $159 million impact from non-recourse revolver transactions is primarily due to an increase in net borrowings at IPALCO, Argentina, and AES Andes, and a decrease in net repayments in the Dominican Republic.
•The $1 billion impact from issuance of preferred stock is due to the issuance of Equity Units at the Parent Company in the prior year.
•The $522 million impact from acquisitions of noncontrolling interests is mainly due to the acquisition of an additional 32% ownership interest in AES Andes.

48 | The AES Corporation | March 31, 2022 Form 10-Q
Parent Company Liquidity
The following discussion is included as a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity, as outlined below, is a non-GAAP measure and should not be construed as an alternative to Cash and cash equivalents, which is determined in accordance with GAAP. Parent Company Liquidity may differ from similarly titled measures used by other companies. The principal sources of liquidity at the Parent Company level are dividends and other distributions from our subsidiaries, including refinancing proceeds, proceeds from debt and equity financings at the Parent Company level, including availability under our revolving credit facility, and proceeds from asset sales. Cash requirements at the Parent Company level are primarily to fund interest and principal repayments of debt, construction commitments, other equity commitments, acquisitions, taxes, Parent Company overhead and development costs, and dividends on common stock.
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

	March 31, 2022	December 31, 2021
Consolidated cash and cash equivalents	$1,056	$943
Less: Cash and cash equivalents at subsidiaries	(1,039)	(902)
Parent Company and qualified holding companies’ cash and cash equivalents	17	41
Commitments under the Parent Company credit facility	1,250	1,250
Less: Letters of credit under the credit facility	(14)	(48)
Less: Borrowings under the credit facility	(615)	(365)
Borrowings available under the Parent Company credit facility	621	837
Total Parent Company Liquidity	$638	$878
The Company utilizes its Parent Company credit facility for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year.
The Parent Company paid dividends of $0.1580 per outstanding share to its common stockholders during the first quarter of 2022 for dividends declared in December 2021. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4 billion and $3.8 billion as of March 31, 2022 and December 31, 2021, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2021 Form 10-K for additional detail.
We believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future. This belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility. See Item 1A.—Risk Factors—The AES Corporation’s ability to make payments on its outstanding indebtedness is dependent upon the receipt of funds from our subsidiaries of the Company’s 2021 Form 10-K for additional information.
Various debt instruments at the Parent Company level, including our revolving credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of March 31, 2022, we were in compliance with these covenants at the Parent Company level.

49 | The AES Corporation | March 31, 2022 Form 10-Q
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2.3 billion. The portion of current debt related to such defaults was $230 million at March 31, 2022, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents, of which $223 million is due to the bankruptcy of the offtaker. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of March 31, 2022, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of March 31, 2022, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2021 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2022.

50 | The AES Corporation | March 31, 2022 Form 10-Q
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
The disclosures presented in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Fluctuations in currency exchange rates may impact our financial results and position; Wholesale power prices may experience significant volatility in our markets which could impact our operations and opportunities for future growth; We may not be adequately hedged against our exposure to changes in commodity prices or interest rates; and Certain of our businesses are sensitive to variations in weather and hydrology of the 2021 Form 10-K.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2022, we project pre-tax earnings exposure on a 10% (uncorrelated) move in commodity prices would be approximately a $5 million gain for power and oil, a $5 million loss for coal, and a $20 million loss for natural gas. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with higher power, higher oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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

51 | The AES Corporation | March 31, 2022 Form 10-Q
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
In the MCAC SBU, our businesses have commodity exposure on unhedged volumes. Panama is highly contracted under financial and load-following PPA type structures, exposing the business to hydrology-based variation. To the extent hydrological inflows are greater than or less than the contract volumes, the business will be sensitive to changes in spot power prices which may be driven by oil and natural gas prices in some time periods. In the Dominican Republic, we own natural gas-fired assets contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices. Additionally, the contract levels do not always match our generation availability; as such, our assets may be selling the excess above contract levels at spot prices or buy the deficit in the spot market to satisfy contractual obligations.
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
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward-looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distributions and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis, which could result in greater volatility in earnings. The largest foreign exchange risks over the remaining period of 2022 stem from the following currencies: Brazilian real, Colombian peso, and Euro. As of March 31, 2022, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Euro, Brazilian real, and Colombia peso each are projected to be impacted by less than a $5 million loss. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2022 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains or losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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

52 | The AES Corporation | March 31, 2022 Form 10-Q
certain cases, particularly for non-recourse financing, we execute interest rate swap, cap, and floor agreements to effectively fix or limit the interest rate exposure on the underlying financing. Most of our interest rate risk is related to non-recourse financings at our businesses.
As of March 31, 2022, the portfolio’s pre-tax earnings exposure for 2022 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $15 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2022, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

53 | The AES Corporation | March 31, 2022 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of March 31, 2022.
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
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the state of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to mitigate the contaminated area located on the grounds of the pole factory and an indemnity payment of approximately R$6 million ($1 million). In October 2011, the State Attorney filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined that only CEEE was required to perform the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The case is now awaiting judgment. The removal and remediation costs are estimated to be approximately R$10 million to R$41 million ($2 million to $9 million), and there could be additional costs which cannot be estimated at this time. In June 2016, the Company sold AES Sul to CPFL Energia S.A. and as part of the sale, AES Guaiba, a holding company of AES Sul, retained the potential liability relating to this matter. The Company believes that there are meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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

54 | The AES Corporation | March 31, 2022 Form 10-Q
In September 2015, AES Southland Development, LLC and AES Redondo Beach, LLC filed a lawsuit against the California Coastal Commission (the “CCC”) over the CCC's determination that the site of AES Redondo Beach included approximately 5.93 acres of CCC-jurisdictional wetlands. The CCC has asserted that AES Redondo Beach has improperly installed and operated water pumps affecting the alleged wetlands in violation of the California Coastal Act and Redondo Beach Local Coastal Program. Potential outcomes of the CCC determination could include an order requiring AES Redondo Beach to perform a restoration and/or pay fines or penalties. AES Redondo Beach believes that it has meritorious arguments concerning the underlying CCC determination, but there can be no assurances that it will be successful. On March 27, 2020, AES Redondo Beach, LLC sold the site to an unaffiliated third-party purchaser that assumed the obligations contained within these proceedings. On May 26, 2020, CCC staff sent AES a NOV directing AES to submit a Coastal Development Permit (“CDP”) application for the removal of the water pumps within the alleged wetlands. AES has submitted the CDP to the permitting authority, the City of Redondo Beach (“the City”), with respect to AES’ plans to disable or remove the pumps. The NOV also directed AES to submit technical analysis regarding additional water pumps located within onsite electrical vaults and a CDP application for their continued operation. AES has responded to the CCC, providing the requested analysis and seeking further discussion with the agency regarding the CDP. On October 14, 2020, the City deemed the CDP application to be complete and indicated a public hearing will be required, at which time AES must present additional information and analysis on the pumps within the alleged wetlands and the onsite electrical vaults.
In January 2017, the Superintendencia del Medio Ambiente (“SMA”) issued a Formulation of Charges asserting that Alto Maipo is in violation of certain conditions of the Environmental Approval Resolution (“RCA”) governing the construction of Alto Maipo’s hydropower project, for, among other things, operating vehicles at unauthorized times and failing to mitigate the impact of water infiltration during tunnel construction (“Infiltration Water”). In February 2017, Alto Maipo submitted a compliance plan (“Compliance Plan”) to the SMA which, if approved by the agency, would resolve the matter without materially impacting construction of the project. In April 2018, the SMA approved the Compliance Plan (“April 2018 Approval”). Among other things, the Compliance Plan as approved by the SMA requires Alto Maipo to obtain from the Environmental Evaluation Service (“SEA”) a definitive interpretation of the RCA’s provisions concerning the authorized times to operate certain vehicles. A number of lawsuits have been filed in relation to the April 2018 Approval. These lawsuits were consolidated into one process in the Second Environmental Tribunal of Santiago ("Tribunal"). In October 2021, the Tribunal issued a ruling in favor of Alto Maipo and the SMA, upholding the validity of the Compliance Plan and dismissing all consolidated lawsuits. This ruling was appealed. The appeal is now in the Chilean Supreme Court, which is considering whether to accept the case for appeal. Further, in January 2022, Alto Maipo received the definitive interpretation of the RCA´s provisions concerning the authorized times to operate certain vehicles. Accordingly, Alto Maipo has requested that the Compliance Plan be declared fulfilled and formally closed. If the Compliance Plan is ultimately declared to be fulfilled and closed, and if the above-referenced appeal is dismissed, the Formulation of Charges will be discharged without penalty. Otherwise, Alto Maipo could be subject to penalties, and the project could be negatively impacted. Alto Maipo will pursue its interests vigorously in these matters; however, there can be no assurances that it will be successful in its efforts.
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Also, Alto Maipo drew $73 million under letters of credit (“LC Funds”) in connection with its termination of CNM. Alto Maipo is pursuing arbitration against CNM to recover excess completion costs and other damages totaling at least $236 million (net of the LC Funds) relating to CNM’s breaches (“First Arbitration”). CNM denies liability and seeks a declaration that its termination was wrongful, damages that it alleges result from that termination, and other relief. CNM alleges that it is entitled to damages ranging from $70 million to $170 million (which include the LC Funds) plus interest and costs, based on various scenarios. Alto Maipo has contested these submissions. The evidentiary hearing in the First Arbitration took place May 20-31, 2019, and closing arguments were heard June 9-10, 2020. Also, in August 2018, CNM purported to initiate a separate arbitration against AES Andes and the Company (“Second Arbitration”). In the Second Arbitration, CNM sought to pierce Alto Maipo’s corporate veil and appeared to seek an award holding AES Andes and the Company jointly and severally liable to pay any alleged net amounts that are found to be due to CNM in the First Arbitration or otherwise. The Second Arbitration was consolidated into the First Arbitration. In October 2021, the Tribunal issued a final and enforceable Partial Award in favor of Alto Maipo. The Tribunal held, among other things, that Alto Maipo properly terminated the relevant tunneling contract and that Alto Maipo’s draw of the LC Funds was proper. Also, the Tribunal determined that Alto Maipo was entitled to be paid additional damages of nearly $107 million (net after offsets) and that interest would accrue on the total amount of damages awarded until paid by CNM. The Tribunal also dismissed the Second Arbitration as moot. The Tribunal reserved for further proceedings, the issues of the interest to be paid by CNM and, as to all parties, the award of legal fees and costs. To date, CNM has not paid the damages awarded to Alto Maipo. Instead, CNM has made an application for an immaterial correction to the Partial Award. CNM has also filed an application to revise the Partial

55 | The AES Corporation | March 31, 2022 Form 10-Q
Award (“Revision Application”) seeking to reduce the net damages awarded to Alto Maipo to approximately $42 million. Alto Maipo has contested the Revision Application. The Tribunal will hear arguments on the Revision Application as well as the issue of interest on the damages awarded to Alto Maipo. Arbitration costs for all parties will be considered thereafter. Each of Alto Maipo, AES Andes, and the Company believes it has meritorious claims and/or defenses and will pursue its interests vigorously; however, there can be no assurances that each will be successful in its efforts.
In October 2017, the Maritime Prosecution Office from Valparaíso issued a ruling alleging responsibility by AES Andes for the presence of coal waste on Ventanas beach, and proposed a fine before the Maritime Governor, of approximately $395,000. AES Andes submitted its statement of defense, denying the allegations. An evidentiary stage was concluded and then re-opened by order of the Maritime Governor on February 5, 2019 to allow AES Andes an opportunity to present reports and other evidence to challenge the grounds of the ruling. AES Andes has completed its presentation of evidence and awaits the Maritime Prosecution Office’s decision of the case. In May 2021, AES Andes was notified of an amended Opinion of the Maritime Prosecution Office which extends the alleged liability to a third party and reduces the proposed fine to AES Andes to approximately $372,000. AES Andes responded to the new Opinion on May 31. On August 18, the Maritime Governor issued a resolution affirming the proposed fine, and on September 8, AES Andes filed an administrative action with the Maritime Governor requesting reconsideration of the fine. On December 28, 2021 the resolution rejecting the reinstatement appeal was notified and on January 17, 2022 AES Andes filed an appeal against that ruling. In April 2022, Puerto Ventanas requested that the Maritime Authority join this proceeding with a parallel proceeding that is in the preliminary stages of the process. The current appeal is suspended until the Maritime Authority decides whether or not to join the proceedings. AES Andes believes that it has meritorious defenses to the allegations
In December 2018, a lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, and three other AES affiliates. The lawsuit purports to be brought on behalf of over 100 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands $476 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. The relevant AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court. Preliminary hearings have taken place and are ongoing. The relevant AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
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

56 | The AES Corporation | March 31, 2022 Form 10-Q
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE makes allegations that AES Mérida III is in breach of its obligations under a power and capacity purchase agreement (“Contract”) between the two parties, which allegations related to CFE’s own failure to provide fuel within the specifications of the Contract. CFE seeks to recover approximately $200 million in payments made to AES Merida under the Contract as well as approximately $480 million in alleged damages for having to acquire power from alternative sources in the Yucatan Peninsula. AES Mérida has filed an answer denying liability to CFE and asserting a counterclaim for damages due to CFE’s breach of its obligations. The parties submitted their respective initial briefs and supporting evidence in December 2020. After additional briefing, the evidentiary hearing took place in November 2021. Closing arguments were heard in May 2022. The parties are awaiting the decision of the arbitration Tribunal. AES Mérida believes that it has meritorious defenses and claims and will assert them vigorously in the arbitration; however, there can be no assurances that it will be successful in its efforts.
In February 2022, a lawsuit was filed in Dominican Republic civil court against the Company. The lawsuit purports to be brought on behalf of over 425 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $600 million in alleged damages. The lawsuit does not identify or provide any supporting information concerning the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.
ITEM 1A. RISK FACTORS
You should consider carefully the following updates to risk factors, along with the risk factors disclosed in Item 1A.—Risk Factors of our 2021 Form 10-K and other information contained in or incorporated by reference in this Form 10-Q. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The Risk Factors section in our 2021 Form 10-K otherwise remains current in all material respects. If any of the following events actually occur, our business, financial results and financial condition could be materially adversely affected. We routinely encounter and address risks, some of which may cause our future results to be materially different than we presently anticipate.
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

57 | The AES Corporation | March 31, 2022 Form 10-Q
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
In addition, our battery storage operations also involve risks associated with lithium-ion batteries. On rare occasions, lithium-ion batteries can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion batteries. While more recent design developments for our storage projects seek to minimize the impact of such events, these events are inherent risks of our battery storage operations.
The hazards described above, along with other safety hazards associated with our operations, can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines, and/or penalties.
Furthermore, we and our affiliates are parties to material litigation and regulatory proceedings. See Item 1.— Legal Proceedings above. There can be no assurance that the outcomes of such matters will not have a material adverse effect on our consolidated financial position.
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
In addition, the results of the U.S. Department of Commerce’s investigation into the antidumping and countervailing duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand, and Cambodia are uncertain. If the investigation results in additional taxes, tariffs, duties, or other assessments on renewable energy or the equipment necessary to generate or deliver it, such as antidumping and countervailing duty rates, such developments could impede the realization of our U.S. renewables strategy by resulting in, among other items, lack of a satisfactory market for the development and/or financing of our U.S. renewable energy projects, abandoning the development of certain U.S. renewable energy projects, a loss of our investments in the projects, and/or reduced project returns.
Furthermore, production levels for our wind and solar projects may be dependent upon adequate wind or sunlight, resulting in volatility in production levels and profitability. For our wind projects, wind resource estimates are based on historical experience when available and on wind resource studies conducted by an independent engineer. These wind resource estimates are not expected to reflect actual wind energy production in any given year, but long-term averages of a resource.
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

58 | The AES Corporation | March 31, 2022 Form 10-Q
which may be difficult to obtain. As a result, these capital constraints may reduce our ability to develop or obtain third-party financing for these projects.
Any of the above factors could have a material adverse effect on our business, financial condition, results of operations and prospects.
Cyber-attacks and data security breaches could harm our business.
Our business relies on electronic systems and network technologies to operate our generation, transmission and distribution infrastructure. We also use various financial, accounting, and other infrastructure systems. Our infrastructure may be targeted by nation states, hacktivists, criminals, insiders, or terrorist groups. In particular, there has been an increased focus on the U.S. energy grid believed to be related to the Russia/Ukraine conflict. Such an attack, by hacking, malware or other means, may interrupt our operations, cause property damage, affect our ability to control our infrastructure assets, cause the release of sensitive customer information, or limit communications with third parties. Any loss or corruption of confidential or proprietary data through a breach may:
•impact our operations, revenue, strategic objectives, customer and vendor relationships;
•expose us to legal claims and/or regulatory investigations and proceedings;
•require extensive repair and restoration costs for additional security measures to avert future attacks;
•impair our reputation and limit our competitiveness for future opportunities; and
•impact our financial and accounting systems and, subsequently, our ability to correctly record, process, and report financial information.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of March 31, 2022, $264 million remained available for repurchase under the Program. No repurchases were made by The AES Corporation of its common stock during the first quarter of 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

59 | The AES Corporation | March 31, 2022 Form 10-Q
ITEM 6. EXHIBITS

31.1	Rule13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

60 | The AES Corporation | March 31, 2022 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	May 5, 2022	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Vice President and Controller (Principal Accounting Officer)