Form 10-Q
period 2022-06-30
AES CORP
filed 2022-08-04
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on August 2, 2022 was 667,933,612.

The AES Corporation
Form 10-Q for the Quarterly Period ended June 30, 2022

1 | The AES Corporation | June 30, 2022 Form 10-Q
Glossary of Terms
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Brasil	AES Tietê Energia S.A., formerly branded as AES Tietê
AES Clean Energy Development	AES Clean Energy Development, LLC
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AIMCo	Alberta Management Investment Corporation
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BEAT	Base Erosion and Anti-Abuse Tax
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCEE	Brazilian Chamber of Electric Energy Commercialization
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
DG Comp	Directorate-General for Competition
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
FASB	Financial Accounting Standards Board
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens (NASDAQ: FLNC)
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation Book Value
IPALCO	IPALCO Enterprises, Inc.
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

2 | The AES Corporation | June 30, 2022 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,075	$943
Restricted cash	412	304
Short-term investments	595	232
Accounts receivable, net of allowance for doubtful accounts of $5 and $5, respectively	1,675	1,418
Inventory	871	604
Prepaid expenses	182	142
Other current assets	1,269	897
Current held-for-sale assets	844	816
Total current assets	6,923	5,356
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	433	426
Electric generation, distribution assets and other	25,351	25,552
Accumulated depreciation	(8,387)	(8,486)
Construction in progress	3,356	2,414
Property, plant and equipment, net	20,753	19,906
Other Assets:
Investments in and advances to affiliates	1,098	1,080
Debt service reserves and other deposits	164	237
Goodwill	1,179	1,177
Other intangible assets, net of accumulated amortization of $402 and $385, respectively	1,646	1,450
Deferred income taxes	395	409
Other noncurrent assets, net of allowance of $42 and $23, respectively	2,775	2,188
Noncurrent held-for-sale assets	1,137	1,160
Total other assets	8,394	7,701
TOTAL ASSETS	$36,070	$32,963
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,685	$1,153
Accrued interest	214	182
Accrued non-income taxes	242	266
Accrued and other liabilities	1,099	1,205
Non-recourse debt, including $353 and $302, respectively, related to variable interest entities	2,202	1,367
Current held-for-sale liabilities	547	559
Total current liabilities	5,989	4,732
NONCURRENT LIABILITIES
Recourse debt	4,177	3,729
Non-recourse debt, including $2,142 and $2,223, respectively, related to variable interest entities	14,997	13,603
Deferred income taxes	1,086	977
Other noncurrent liabilities	3,117	3,358
Noncurrent held-for-sale liabilities	678	740
Total noncurrent liabilities	24,055	22,407
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	1,173	1,257
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	838	838
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 818,735,314 issued and 667,878,925 outstanding at June 30, 2022 and 818,717,043 issued and 666,793,625 outstanding at December 31, 2021)	8	8
Additional paid-in capital	6,924	7,106
Accumulated deficit	(1,153)	(1,089)
Accumulated other comprehensive loss	(1,790)	(2,220)
Treasury stock, at cost (150,856,389 and 151,923,418 shares at June 30, 2022 and December 31, 2021, respectively)	(1,832)	(1,845)
Total AES Corporation stockholders’ equity	2,995	2,798
NONCONTROLLING INTERESTS	1,858	1,769
Total equity	4,853	4,567
TOTAL LIABILITIES AND EQUITY	$36,070	$32,963
See Notes to Condensed Consolidated Financial Statements.

3 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions, except share and per share amounts)
Revenue:
Regulated	$802	$672	$1,637	$1,379
Non-Regulated	2,276	2,028	4,293	3,956
Total revenue	3,078	2,700	5,930	5,335
Cost of Sales:
Regulated	(734)	(580)	(1,439)	(1,162)
Non-Regulated	(1,781)	(1,392)	(3,398)	(2,781)
Total cost of sales	(2,515)	(1,972)	(4,837)	(3,943)
Operating margin	563	728	1,093	1,392
General and administrative expenses	(46)	(45)	(98)	(91)
Interest expense	(279)	(237)	(537)	(427)
Interest income	95	73	170	141
Loss on extinguishment of debt	(1)	(18)	(7)	(19)
Other expense	(29)	(4)	(41)	(20)
Other income	70	183	76	226
Gain (loss) on disposal and sale of business interests	(2)	64	(1)	59
Asset impairment expense	(482)	(872)	(483)	(1,345)
Foreign currency transaction losses	(49)	(2)	(68)	(37)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(160)	(130)	104	(121)
Income tax benefit (expense)	19	59	(41)	51
Net equity in earnings (losses) of affiliates	5	(10)	(28)	(40)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(136)	(81)	35	(110)
Gain from disposal of discontinued businesses	—	4	—	4
NET INCOME (LOSS)	(136)	(77)	35	(106)
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	(43)	105	(99)	(14)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(179)	$28	$(64)	$(120)
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(179)	$24	$(64)	$(124)
Income from discontinued operations, net of tax	—	4	—	4
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(179)	$28	$(64)	$(120)
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.27)	$0.03	$(0.10)	$(0.19)
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	—	0.01
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.27)	$0.04	$(0.10)	$(0.18)
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.27)	$0.03	$(0.10)	$(0.19)
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	—	0.01
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.27)	$0.04	$(0.10)	$(0.18)
DILUTED SHARES OUTSTANDING	668	671	668	666
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
NET INCOME (LOSS)	$(136)	$(77)	$35	$(106)
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	(149)	38	(17)	(31)
Reclassification to earnings, net of $0 income tax for all periods	—	3	—	3
Total foreign currency translation adjustments	(149)	41	(17)	(28)
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $(61), $48, $(134), and $(19), respectively	270	(175)	542	68
Reclassification to earnings, net of income tax expense of $3, $6, $13, and $13, respectively	20	26	38	49
Total change in fair value of derivatives	290	(149)	580	117
Pension activity:
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax expense of $0, $1, $0, and $0, respectively	—	(1)	—	—
Reclassification to earnings, net of income tax expense of $0, $1, $0, and $1, respectively	—	1	1	1
Total pension adjustments	—	—	1	1
OTHER COMPREHENSIVE INCOME (LOSS)	141	(108)	564	90
COMPREHENSIVE INCOME (LOSS)	5	(185)	599	(16)
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	(75)	104	(157)	(47)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(70)	$(81)	$442	$(63)
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount(1)	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2022	1.0	$838	818.7	$8	152.0	$(1,845)	$7,106	$(1,089)	$(2,220)	$1,769
Net income	—	—	—	—	—	—	—	115	—	94
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	131	1
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	265	22
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	1	—
Total other comprehensive income	—	—	—	—	—	—	—	—	397	23
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(25)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(93)	—	(76)	(367)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	86
Sales to noncontrolling interests	—	—	—	—	—	—	7	—	—	30
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	60
Dividends declared on common stock ($0.1580/share)	—	—	—	—	—	—	(105)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(1.1)	13	(12)	—	—	—
Balance at March 31, 2022	1.0	$838	818.7	$8	150.9	$(1,832)	$6,903	$(974)	$(1,899)	$1,670
Net income (loss)	—	—	—	—	—	—	—	(179)	—	50
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(146)	(3)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	255	15
Total other comprehensive income	—	—	—	—	—	—	—	—	109	12
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(45)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	3
Sales to noncontrolling interests	—	—	—	—	—	—	10	—	—	170
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	—	—	11	—	—	—
Balance at June 30, 2022	1.0	$838	818.7	$8	150.9	$(1,832)	$6,924	$(1,153)	$(1,790)	$1,858

(1)     The balance at January 1, 2022 includes a $13 million reclass from Additional paid-in capital to Preferred stock to reflect the retrospective adoption of ASU 2020-06. For further information, see Note 1—Financial Statement Presentation.

6 | The AES Corporation

	Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2021	—	$—	818.4	$8	153.0	$(1,858)	$7,561	$(680)	$(2,397)	$2,086
Net income (loss)	—	—	—	—	—	—	—	(148)	—	119
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(53)	(16)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	219	27
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income	—	—	—	—	—	—	—	—	166	12
Fair value adjustment (1)	—	—	—	—	—	—	33	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(17)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(5)	—	(6)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	94
Issuance of preferred stock	1.0	1,043	—	—	—	—	(235)	—	—	—
Dividends declared on common stock ($0.1505/share)	—	—	—	—	—	—	(101)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.2	—	(0.7)	8	(12)	—	—	—
Balance at March 31, 2021	1.0	$1,043	818.6	$8	152.3	$(1,850)	$7,241	$(828)	$(2,237)	$2,291
Net income (loss)	—	—	—	—	—	—	—	28	—	(103)
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	30	11
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(140)	(9)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	1	(1)
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(109)	1
Fair value adjustment (1)	—	—	—	—	—	—	(36)	—	—	—
Disposition of business interests (2)	—	—	—	—	—	—	—	—	—	(109)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(117)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(2)	—	(1)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1
Sales to noncontrolling interests	—	—	—	—	—	—	—	—	—	17
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	151
Issuance of preferred stock	—	—	—	—	—	—	1	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	—	—	7	—	—	—
Balance at June 30, 2021	1.0	$1043	818.7	$8	152.3	$(1,850)	$7,211	$(800)	$(2,347)	$2,132

(1)     Adjustment to record the redeemable stock of Colon at fair value.
(2)     See Note 17—Held-For-Sale and Dispositions for further information.

See Notes to Condensed Consolidated Financial Statements.

7 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$35	$(106)
Adjustments to net income (loss):
Depreciation and amortization	534	538
Loss (gain) on disposal and sale of business interests	1	(59)
Impairment expense	483	1,345
Deferred income taxes	(43)	(73)
Loss on extinguishment of debt	7	19
Loss on sale and disposal of assets	2	20
Gain on remeasurement to acquisition date fair value	—	(212)
Loss of affiliates, net of dividends	52	46
Emissions allowance expense	239	124
Other	46	139
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(262)	(120)
(Increase) decrease in inventory	(227)	7
(Increase) decrease in prepaid expenses and other current assets	(187)	(13)
(Increase) decrease in other assets	94	8
Increase (decrease) in accounts payable and other current liabilities	151	(292)
Increase (decrease) in income tax payables, net and other tax payables	(114)	(439)
Increase (decrease) in deferred income	59	(307)
Increase (decrease) in other liabilities	(5)	(21)
Net cash provided by operating activities	865	604
INVESTING ACTIVITIES:
Capital expenditures	(1,659)	(999)
Acquisitions of business interests, net of cash and restricted cash acquired	(107)	(81)
Proceeds from the sale of business interests, net of cash and restricted cash sold	1	58
Sale of short-term investments	345	316
Purchase of short-term investments	(694)	(258)
Contributions and loans to equity affiliates	(169)	(173)
Purchase of emissions allowances	(293)	(88)
Other investing	(7)	80
Net cash used in investing activities	(2,583)	(1,145)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	3,100	998
Repayments under the revolving credit facilities	(2,269)	(932)
Issuance of recourse debt	—	7
Repayments of recourse debt	(29)	(7)
Issuance of non-recourse debt	3,132	700
Repayments of non-recourse debt	(1,469)	(939)
Payments for financing fees	(38)	(12)
Distributions to noncontrolling interests	(93)	(129)
Acquisitions of noncontrolling interests	(540)	(17)
Contributions from noncontrolling interests	28	95
Sales to noncontrolling interests	229	20
Issuance of preferred shares in subsidiaries	60	151
Issuance of preferred stock	—	1,015
Dividends paid on AES common stock	(211)	(200)
Payments for financed capital expenditures	(9)	(4)
Other financing	33	(64)
Net cash provided by financing activities	1,924	682
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	(4)
(Increase) decrease in cash, cash equivalents and restricted cash of held-for-sale businesses	(21)	62
Total increase in cash, cash equivalents and restricted cash	167	199
Cash, cash equivalents and restricted cash, beginning	1,484	1,827
Cash, cash equivalents and restricted cash, ending	$1,651	$2,026
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$423	$406
Cash payments for income taxes, net of refunds	141	372
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration transferred for Clean Energy acquisitions (see Note 18)	—	99
See Notes to Condensed Consolidated Financial Statements.

8 | Notes to Condensed Consolidated Financial Statements | June 30, 2022 and 2021
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)
1. FINANCIAL STATEMENT PRESENTATION
Consolidation — In this Quarterly Report, the terms “AES,” “the Company,” “us” or “we” refer to the consolidated entity, including its subsidiaries and affiliates. The terms “The AES Corporation” or “the Parent Company” refer only to the publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates. Furthermore, VIEs in which the Company has a variable interest have been consolidated where the Company is the primary beneficiary. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting, except for our investment in Alto Maipo, for which we have elected the fair value option as permitted under ASC 825. All intercompany transactions and balances have been eliminated in consolidation.
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of expected results for the year ending December 31, 2022. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in the 2021 Form 10-K filed with the SEC on February 28, 2022 (the “2021 Form 10-K”).
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
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,075	$943
Restricted cash	412	304
Debt service reserves and other deposits	164	237
Cash, Cash Equivalents, and Restricted Cash	$1,651	$1,484
ASC 326 - Financial Instruments - Credit Losses - The following table represents the rollforward of the allowance for credit losses for the period indicated (in millions):

9 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

Six Months Ended June 30, 2022	Accounts Receivable (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Lease Receivable (3)	Other	Total
CECL reserve balance at beginning of period	$3	$30	$23	$—	$7	$63
Current period provision	5	—	3	20	—	28
Write-offs charged against allowance	(5)	—	—	—	(6)	(11)
Recoveries collected	1	(1)	—	—	—	—
Foreign exchange	—	—	(5)	—	—	(5)
CECL reserve balance at end of period	$4	$29	$21	$20	$1	$75

Six Months Ended June 30, 2021	Accounts Receivable (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$9	$32	$20	$1	$62
Current period provision	1	—	3	—	4
Write-offs charged against allowance	(6)	—	—	—	(6)
Recoveries collected	1	(1)	—	—	—
Foreign exchange	—	—	(3)	—	(3)
CECL reserve balance at end of period	$5	$31	$20	$1	$57
_____________________________
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $5 million and $4 million as of June 30, 2022 and June 30, 2021, respectively. These reserves are not in scope under ASC 326.
(2)Mong Duong loan receivable credit losses allowance was reclassified to held-for-sale assets on the Condensed Consolidated Balance Sheet as of June 30, 2022.
(3)Lease receivable credit losses allowance at Southland Energy (AES Gilbert).
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

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

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

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	This update is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) Recognition of an acquired contract liability, and (2) Payment terms and their effect on subsequent revenue recognized by the acquirer. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application.	For fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	June 30, 2022	December 31, 2021
Fuel and other raw materials	$573	$366
Spare parts and supplies	298	238
Total	$871	$604
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

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$566	$—	$566	$—	$199	$—	$199
Total debt securities	—	566	—	566	—	199	—	199
EQUITY SECURITIES:
Mutual funds	27	10	—	37	31	13	—	44
Total equity securities	27	10	—	37	31	13	—	44
DERIVATIVES:
Interest rate derivatives	—	315	2	317	—	51	2	53
Cross-currency derivatives	—	—	—	—	—	5	—	5
Foreign currency derivatives	—	28	50	78	—	29	108	137
Commodity derivatives	—	143	50	193	—	32	6	38
Total derivatives — assets	—	486	102	588	—	117	116	233
TOTAL ASSETS	$27	$1,062	$102	$1,191	$31	$329	$116	$476
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$15	$1	$16	$—	$286	$8	$294
Cross-currency derivatives	—	42	—	42	—	11	—	11
Foreign currency derivatives	—	33	—	33	—	35	—	35
Commodity derivatives	—	111	13	124	—	37	7	44
Total derivatives — liabilities	—	201	14	215	—	369	15	384
TOTAL LIABILITIES	$—	$201	$14	$215	$—	$369	$15	$384
As of June 30, 2022, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three and six months ended June 30, 2022. Credit-related impairments are recognized in earnings under ASC 326. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross proceeds from sale of available-for-sale securities	$150	$55	$347	$300
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

Three Months Ended June 30, 2022	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at April 1	$1	$—	$93	$(13)	$81
Total realized and unrealized gains (losses):
Included in earnings	1	—	(32)	(4)	(35)
Included in other comprehensive income — derivative activity	5	—	(11)	6	—
Included in regulatory (assets) liabilities	—	—	—	15	15
Settlements	—	—	—	2	2
Transfers of assets (liabilities), net into Level 3	—	—	—	31	31
Transfers of (assets) liabilities, net out of Level 3	(6)	—	—	—	(6)
Balance at June 30	$1	$—	$50	$37	$88
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$1	$—	$(32)	$—	$(31)

Three Months Ended June 30, 2021	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at April 1	$(166)	$(3)	$98	$1	$(70)
Total realized and unrealized gains (losses):
Included in earnings	(1)	(32)	6	—	(27)
Included in other comprehensive income — derivative activity	(16)	—	1	12	(3)
Included in regulatory (assets) liabilities	—	—	—	3	3
Settlements	11	3	(8)	—	6
Transfers of assets (liabilities), net into Level 3	(20)	—	—	—	(20)
Transfers of (assets) liabilities, net out of Level 3	—	—	—	(1)	(1)
Balance at June 30	$(192)	$(32)	$97	$15	$(112)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$(1)	$—	$(4)	$—	$(5)

Six Months Ended June 30, 2022	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(6)	$—	$108	$(1)	$101
Total realized and unrealized gains (losses):
Included in earnings	3	—	(44)	(4)	(45)
Included in other comprehensive income — derivative activity	10	—	(14)	(8)	(12)
Included in regulatory (assets) liabilities	—	—	—	15	15
Settlements	—	—	—	2	2
Transfers of assets (liabilities), net into Level 3	—	—	—	31	31
Transfers of (assets) liabilities, net out of Level 3	(6)	—	—	2	(4)
Balance at June 30	$1	$—	$50	$37	$88
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$3	$—	$(44)	$1	$(40)

Six Months Ended June 30, 2021	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(236)	$(2)	$146	$2	$(90)
Total realized and unrealized gains (losses):
Included in earnings	1	(33)	(23)	—	(55)
Included in other comprehensive income — derivative activity	19	—	(8)	12	23
Included in regulatory (assets) liabilities	—	—	—	3	3
Settlements	24	3	(18)	(1)	8
Transfers of (assets) liabilities, net out of Level 3	—	—	—	(1)	(1)
Balance at June 30	$(192)	$(32)	$97	$15	$(112)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$1	$—	$(44)	$—	$(43)

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of June 30, 2022 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$1	Subsidiaries’ credit spreads	0.8% - 5.7% (4.4%)
Foreign currency:
Argentine peso	50	Argentine peso to U.S. dollar currency exchange rate after one year	213 - 499 (374)
Commodity:
Other	37
Total	$88
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

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Six Months Ended June 30, 2022			Level 1	Level 2	Level 3
Long-lived assets held and used:
Maritza	4/30/2022	$927	$—	$—	$452	$475

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Six Months Ended June 30, 2021			Level 1	Level 2	Level 3
Long-lived assets held and used:
Puerto Rico	3/31/2021	$548	$—	$—	$73	$475
Mountain View I & II	4/30/2021	78	—	—	11	67
Ventanas 3 & 4	6/30/2021	661	—	—	12	649
Angamos	6/30/2021	241	—	—	86	155
_____________________________
(1)Represents the carrying values at the dates of measurement, before fair value adjustment.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets held and used measured on a nonrecurring basis during the six months ended June 30, 2022 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
Maritza	$452	Discounted cash flow	Annual revenue growth	(66)% to 11% (-11%)
			Annual variable margin	(66)% to 23% (-1%)
			Weighted-average cost of capital	20% to 25% (21%)
Total	$452
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

		June 30, 2022
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$44	$81	$—	$—	$81
Liabilities:	Non-recourse debt	17,020	17,654	—	15,451	2,203
	Recourse debt	4,177	3,812	—	3,812	—

		December 31, 2021
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$55	$117	$—	$—	$117
Liabilities:	Non-recourse debt	14,811	16,091	—	16,065	26
	Recourse debt	3,754	3,818	—	3,818	—
_____________________________
(1)These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and amounts impacted by the Stabilization Fund enacted by the Chilean government, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $2 million as of June 30, 2022 and December 31, 2021.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivative Instruments and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2021 Form 10-K.
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of June 30, 2022, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate	$5,596	2059
Cross-currency swaps (Brazilian real)	254	2026
Foreign Currency:
Colombian peso	132	2024
Euro	58	2024
Mexican peso	53	2023
Brazilian real	37	2024
Chilean peso	29	2024
Argentine peso	9	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	115	2029
Power (in MWhs)	25	2040
Coal (in Tons or Metric Tons)	7	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of the periods indicated (in millions):

Fair Value	June 30, 2022			December 31, 2021
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$317	$—	$317	$53	$—	$53
Cross-currency derivatives	—	—	—	5	—	5
Foreign currency derivatives	14	64	78	28	109	137
Commodity derivatives	31	162	193	6	32	38
Total assets	$362	$226	$588	$92	$141	$233
Liabilities
Interest rate derivatives	$15	$1	$16	$288	$6	$294
Cross-currency derivatives	42	—	42	11	—	11
Foreign currency derivatives	21	12	33	23	12	35
Commodity derivatives	13	111	124	11	33	44
Total liabilities	$91	$124	$215	$333	$51	$384

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

	June 30, 2022		December 31, 2021
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$216	$86	$85	$83
Noncurrent	372	129	148	301
Total	$588	$215	$233	$384
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$323	$(222)	$627	$87
Cross-currency derivatives	—	1	—	3
Foreign currency derivatives	(24)	(19)	(12)	(20)
Commodity derivatives	32	17	61	17
Total	$331	$(223)	$676	$87
Losses reclassified from AOCL into earnings
Interest rate derivatives	$(23)	$(28)	$(50)	$(52)
Cross-currency derivatives	—	(1)	—	(2)
Foreign currency derivatives	—	(2)	—	(5)
Commodity derivatives	—	(1)	(1)	(3)
Total	$(23)	$(32)	$(51)	$(62)
Gains (losses) on fair value hedging relationship
Cross-currency derivatives	$8	$(32)	$(35)	$(32)
Hedged items	(25)	35	22	35
Total	$(17)	$3	$(13)	$3
Loss reclassified from AOCL to earnings due to impairment of assets	$(16)	$(9)	$(16)	$(13)
Loss reclassified from AOCL to earnings due to de-designation of hedge	$(15)	$—	$(15)	$—
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$1	$(9)	$3	$105
Foreign currency derivatives	4	7	(15)	(4)
Commodity derivatives and other	30	12	17	(81)
Total	$35	$10	$5	$20
AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended June 30, 2023 by $24 million, primarily due to interest rate derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions):

	June 30, 2022			December 31, 2021
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Chile	$16	$—	$16	$17	$—	$17
Argentina	8	1	7	11	1	10
Other	23	—	23	30	—	30
Total	$47	$1	$46	$58	$1	$57
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

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

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
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates (1)		Majority-Owned Unconsolidated Subsidiaries
Six Months Ended June 30,	2022	2021	2022	2021
Revenue	$792	$726	$1	$1
Operating margin (loss)	(249)	12	—	(1)
Net loss	(323)	(93)	—	(2)
_______________________________
(1)         As of July 1, 2021, AES began to account for its investment in Fluence quarterly, on a three-month lag. This shift in timing is necessary due to the nature of the entity subsequent to its IPO.
Alto Maipo — On May 26, 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore will not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of June 30, 2022, the fair value is insignificant. Alto Maipo is reported in the South America SBU reportable segment.
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
On November 1, 2021, Fluence completed its IPO of 35,650,000 of its Class A common stock at a price of $28 per share, including the exercise of the underwriter’s option. Fluence received approximately $936 million in proceeds, after expenses, and as a result of the transaction, AES’ ownership interest in Fluence decreased to 34.2%. As the Company still does not control Fluence after these transactions, it continues to be accounted for as an equity method investment and is reported as part of Corporate and Other.
Grupo Energía Gas Panamá — In April 2021, Grupo Energía Gas Panamá, a joint venture between AES and InterEnergy Power & Gas Limited, completed the acquisition of a combined cycle natural gas development project. AES holds a 49% ownership interest in the affiliate. The Company contributed $21 million to the joint venture as of June 30, 2021 and has contributed a total of $45 million as of June 30, 2022. As the Company does not control the joint venture, it is accounted for as an equity method investment and is reported in the MCAC SBU reportable segment.
sPower — On February 1, 2021, the Company substantially completed the merger of the sPower and AES Renewable Holdings development platforms to form AES Clean Energy Development, a consolidated entity, which will serve as the development vehicle for all future renewable projects in the U.S. Since the sPower development platform was carved-out of AES’ existing equity method investment, this transaction resulted in a $104 million decrease in the carrying value of the sPower investment and the Company recognized a gain of $212 million in Other income. See Note 18—Acquisitions for further information. As the Company still does not control sPower after the transaction, it continues to be accounted for as an equity method investment and is reported in the US and Utilities SBU reportable segment.
Guacolda — In February 2021, AES Andes entered into an agreement to sell its 50% ownership interest in Guacolda for $34 million and in May 2021, the Company received a $10 million advance on the sales price. On July 20, 2021, the Company completed the sale of Guacolda and received the remaining $24 million. Prior to its sale, the Guacolda equity method investment was reported in the South America SBU reportable segment.

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

7. DEBT
Non-Recourse Debt
During the six months ended June 30, 2022, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Repayments
AES Andes (1)	Q1, Q2	$477	$(95)
AES Brasil	Q1, Q2	469	(201)
United Kingdom	Q1	710	(350)
Netherlands/Panama	Q1	500	—
El Salvador	Q2	348	(345)
AES Clean Energy Development	Q2	267	—
AES Indiana	Q2	200	—
AES Ohio	Q2	140	—
_____________________________
(1)Issuances relate to AES Andes S.A. and Chivor.
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
Non-Recourse Debt in Default — The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of June 30, 2022. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$177	$(185)
AES Jordan PSC (1)	Covenant	75	126
AES Ilumina (Puerto Rico)	Covenant	28	26
AES Jordan Solar	Covenant	7	9
Total		$287
_____________________________
(1)Classified as current held-for-sale liability on the Condensed Consolidated Balance Sheets.
The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of June 30, 2022, the Company had no defaults which resulted in, or were at risk of triggering, a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
8. COMMITMENTS AND CONTINGENCIES
Guarantees, Letters of Credit and Commitments — In connection with certain project financings, acquisitions and dispositions, power purchases and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to no more than 17 years.
The following table summarizes the Parent Company’s contingent contractual obligations as of June 30, 2022. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,252	81	$0 — 400
Letters of credit under the unsecured credit facilities	155	44	$0 — 36
Letters of credit under the revolving credit facility	26	12	$0 — 15
Surety bonds	2	2	$1
Total	$2,435	139
During the six months ended June 30, 2022, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended June 30, 2022 and December 31, 2021, the Company recognized liabilities of $4 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of June 30, 2022. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $12 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $28 million and $23 million as of June 30, 2022 and December 31, 2021, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2022. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $247 million and $728 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

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
The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Revenue	2022	2021	2022	2021
Total lease revenue	$140	$118	$274	$261
Less: Variable lease revenue	(16)	(25)	(23)	(39)
Total Non-variable lease revenue	$124	$93	$251	$222
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in millions):

Property, Plant and Equipment, Net	June 30, 2022	December 31, 2021
Gross assets	$1,600	$2,423
Less: Accumulated depreciation	(419)	(765)
Net assets	$1,181	$1,658
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of June 30, 2022. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of June 30, 2022 for the remainder of 2022 through 2026 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2022	$12	$215
2023	24	384
2024	24	384
2025	24	385
2026	24	277
Thereafter	361	747
Total	$469	$2,392
Less: Imputed interest	(268)
Present value of total lease receipts	$201
Battery Storage Lease Arrangements — The Company constructs and operates projects consisting only of a stand-alone battery energy storage system (“BESS”) facility, as well as projects that pair a BESS with solar energy systems. These projects allow more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component typically constituting a sales-type lease. The Company recognized lease income on sales-type leases through interest income of $13 million and $16 million for the three and six months ended June 30, 2022, respectively; and $4 million and $8 million for the three and six months ended June 30, 2021, respectively. During the second quarter of 2022, the Company recognized a full allowance of $20 million on a sales-type lease receivable at AES Gilbert. See Note 14—Other Income and Expense for further information.
Prior to January 1, 2022, due to the variable-based nature of lease payments under certain contracts, the Company recorded a loss at commencement of sales-type leases of $13 million for the six months ended June 30, 2021. These amounts are recognized in Other expense in the Condensed Consolidated Statement of Operations. See Note 14—Other Income and Expense for further information. Effective January 1, 2022, the Company adopted ASU 2021-05 in which lessors classify and account for certain leases with primarily variable-based lease payments as operating leases. The Company adopted this standard on a prospective basis. See Note 1—Financial Statement Presentation for further information.

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

10. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	June 30, 2022	December 31, 2021
IPALCO common stock	$700	$700
AES Clean Energy Development common stock	400	497
AES Indiana preferred stock	60	60
Potengi common and preferred stock	13	—
Total redeemable stock of subsidiaries	$1,173	$1,257
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

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

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
The 2024 Purchase Contracts obligate the holders to purchase, on February 15, 2024, for a price of $100 in cash, a maximum number of 57,256,144 shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2024 Purchase Contract holders may elect to settle their obligation early, in cash. The Series A Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2024 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate and is determined over a market value averaging period preceding February 15, 2024.
The initial maximum settlement rate of 3.864 was calculated using an initial reference price of $25.88, equal to the last reported sale price of the Company’s common stock on March 4, 2021. As of June 30, 2022, due to the customary anti-dilution provisions, the maximum settlement rate was 3.8667, equivalent to a reference price of $25.86. If the applicable market value of the Company’s common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company’s common stock equal to $100 divided by the applicable market value. Upon successful remarketing of the Series A Preferred Stock (“Remarketed Series A Preferred Stock”), the Company expects to receive additional cash proceeds of $1 billion and issue shares of Remarketed Series A Preferred Stock.
The Company pays Contract Adjustment Payments to the holders of the 2024 Purchase Contracts at a rate of 6.875% per annum, payable quarterly in arrears on February 15, May 15, August 15, and November 15, commencing on May 15, 2021. The $205 million present value of the Contract Adjustment Payments at inception reduced the Series A Preferred Stock. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $5 million over the three-year term. As of June 30, 2022, the present value of the Contract Adjustment Payments was $124 million.
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
Equity Transactions with Noncontrolling Interests

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

AES Clean Energy Development — During the second quarter of 2022, AES Clean Energy Development, through multiple transactions, sold noncontrolling interests in multiple project companies to tax equity partners, resulting in a $98 million increase to NCI. AES Clean Energy Development is reported in the US and Utilities SBU reportable segment.
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
In January 2022, Guaimbê Holding issued additional preferred shares representing 3.5% ownership in the subsidiary for total proceeds of $63 million. The transaction further decreased the Company’s indirect ownership interest to 35.8%. As the Company maintained control after these transactions, Guaimbê Holding continues to be consolidated by the Company within the South America SBU reportable segment.
Chile Renovables — Under its agreement with Global Infrastructure Management, LLC (“GIP”), the minority interest holder in Chile Renovables SpA since July 2021, AES Andes will contribute a specified pipeline of renewable development projects to Chile Renovables as the projects reach commercial operations, and GIP will make additional contributions to maintain its 49% ownership interest. In January 2022, AES Andes completed the sale of Andes Solar 2a to Chile Renovables for $37 million, resulting in an increase to NCI of $28 million and an increase to additional paid-in capital of $9 million. In June 2022, the sale of Los Olmos was completed for $80 million, resulting in an increase to NCI of $68 million and an increase to additional paid-in capital of $12 million. As the Company maintained control after these transactions, Chile Renovables continues to be consolidated by the Company within the South America SBU reportable segment.
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
AES Brasil — On December 18, 2020, the AES Tietê board approved a proposal for the corporate reorganization and exchange of shares issued by AES Tietê with newly issued shares of AES Brasil, a formerly wholly-owned entity of AES Tietê, with the intent to list AES Brasil on Novo Mercado, a listing segment of the Brazilian stock exchange that requires equity capital to be composed only of common shares, as the 100% shareholder of AES Tietê. The reorganization and the exchange of shares was completed on March 26, 2021, and the shares issued by AES Brasil started trading on Novo Mercado on March 29, 2021. The Company maintains majority representation on AES Brasil’s board of directors, and as such, continues to consolidate AES Brasil.
Through multiple transactions in the first half of 2021, AES Holdings Brasil Ltda. acquired an additional 1.6% ownership in AES Brasil for $17 million. These transactions increased the Company’s ownership interest in AES Brasil to 45.7% and resulted in a $13 million decrease in Parent Company Stockholder’s Equity due to a decrease in additional paid-in capital of $6 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $7 million. AES Brasil is reported in the South America SBU reportable segment.

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the six months ended June 30, 2022 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,734)	$(456)	$(30)	$(2,220)
Other comprehensive income (loss) before reclassifications	(15)	490	—	475
Amount reclassified to earnings	—	30	1	31
Other comprehensive income (loss)	(15)	520	1	506
Reclassification from NCI due to share repurchases	(53)	(20)	(3)	(76)
Balance at the end of the period	$(1,802)	$44	$(32)	$(1,790)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Foreign currency translation adjustment, net
	Gain (loss) on disposal and sale of business interests	$—	$(3)	$—	$(3)
	Net income (loss) attributable to The AES Corporation	$—	$(3)	$—	$(3)

Derivative gains (losses), net
	Non-regulated revenue	$—	$—	$(1)	$—
	Non-regulated cost of sales	(1)	(3)	(2)	(4)
	Interest expense	(10)	(13)	(33)	(29)
	Gain (loss) on disposal and sale of business interests	(16)	—	(16)	—
	Asset impairment expense	—	(9)	—	(13)
	Foreign currency transaction losses	—	(2)	—	(5)
	Income from continuing operations before taxes and equity in earnings of affiliates	(27)	(27)	(52)	(51)
	Income tax benefit (expense)	3	6	13	13
	Net equity in earnings (losses) of affiliates	4	(5)	1	(11)
	Net income (loss)	(20)	(26)	(38)	(49)
	Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	(3)	7	8	13
	Net income (loss) attributable to The AES Corporation	$(23)	$(19)	$(30)	$(36)
Amortization of defined benefit pension actuarial gain (loss), net
	Regulated cost of sales	$(1)	$(1)	$(1)	$(1)
	Other expense	1	(1)	—	(1)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	—	(2)	(1)	(2)
	Income tax benefit (expense)	—	1	—	1
	Net income (loss) attributable to The AES Corporation	$—	$(1)	$(1)	$(1)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(23)	$(23)	$(31)	$(40)
Common Stock Dividends — The Parent Company paid dividends of $0.1580 per outstanding share to its common stockholders during the first and second quarters of 2022 for dividends declared in December 2021 and February 2022.
On July 15, 2022, the Board of Directors declared a quarterly common stock dividend of $0.1580 per share payable on August 15, 2022, to shareholders of record at the close of business on August 1, 2022.
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

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2022	2021	2022	2021
US and Utilities SBU	$1,197	$972	$2,314	$1,921
South America SBU	880	964	1,690	1,848
MCAC SBU	686	490	1,252	1,025
Eurasia SBU	318	277	686	547
Corporate and Other	36	37	59	61
Eliminations	(39)	(40)	(71)	(67)
Total Revenue	$3,078	$2,700	$5,930	$5,335

	Three Months Ended June 30,		Six Months Ended June 30,
Total Adjusted PTC	2022	2021	2022	2021
Income (loss) from continuing operations before taxes and equity in earnings of affiliates	$(160)	$(130)	$104	$(121)
Add: Net equity in losses of affiliates	5	(10)	(28)	(40)
Less: Income from continuing operations before taxes, attributable to noncontrolling interests and redeemable stock of subsidiaries	(53)	140	(119)	(23)
Pre-tax contribution	(208)	—	(43)	(184)
Unrealized derivative and equity securities losses (gains)	(35)	8	6	77
Unrealized foreign currency losses (gains)	39	(12)	20	(6)
Disposition/acquisition losses	23	(229)	32	(244)
Impairment losses	479	628	480	1,103
Loss on extinguishment of debt	6	18	16	24
Net gains from early contract terminations at Angamos	—	(110)	—	(220)
Total Adjusted PTC	$304	$303	$511	$550

	Three Months Ended June 30,		Six Months Ended June 30,
Total Adjusted PTC	2022	2021	2022	2021
US and Utilities SBU	$70	$128	$127	$172
South America SBU	145	96	273	184
MCAC SBU	87	71	124	132
Eurasia SBU	42	48	107	99
Corporate and Other	(75)	(55)	(150)	(62)
Eliminations	35	15	30	25
Total Adjusted PTC	$304	$303	$511	$550

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

Total Assets	June 30, 2022	December 31, 2021
US and Utilities SBU	$18,541	$16,512
South America SBU	8,838	7,728
MCAC SBU	4,968	4,545
Eurasia SBU	2,904	3,466
Corporate and Other	819	712
Total Assets	$36,070	$32,963
13. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended June 30, 2022
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$794	$—	$—	$—	$—	$794
Other regulated revenue	8	—	—	—	—	8
Total regulated revenue	802	—	—	—	—	802
Non-Regulated Revenue
Revenue from contracts with customers	281	877	662	266	(3)	2,083
Other non-regulated revenue (1)	114	3	24	52	—	193
Total non-regulated revenue	395	880	686	318	(3)	2,276
Total revenue	$1,197	$880	$686	$318	$(3)	$3,078

	Three Months Ended June 30, 2021
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$659	$—	$—	$—	$—	$659
Other regulated revenue	12	—	—	—	—	12
Total regulated revenue	671	—	—	—	—	671
Non-Regulated Revenue
Revenue from contracts with customers	232	959	465	215	(3)	1,868
Other non-regulated revenue (1)	69	5	25	62	—	161
Total non-regulated revenue	301	964	490	277	(3)	2,029
Total revenue	$972	$964	$490	$277	$(3)	$2,700

	Six Months Ended June 30, 2022
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$1,622	$—	$—	$—	$—	$1,622
Other regulated revenue	15	—	—	—	—	15
Total regulated revenue	1,637	—	—	—	—	1,637
Non-Regulated Revenue
Revenue from contracts with customers	550	1,682	1,203	575	(12)	3,998
Other non-regulated revenue (1)	127	8	49	111	—	295
Total non-regulated revenue	677	1,690	1,252	686	(12)	4,293
Total revenue	$2,314	$1,690	$1,252	$686	$(12)	$5,930

	Six Months Ended June 30, 2021
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$1,357	$—	$—	$—	$—	$1,357
Other regulated revenue	21	—	—	—	—	21
Total regulated revenue	1,378	—	—	—	—	1,378
Non-Regulated Revenue
Revenue from contracts with customers	456	1,842	975	424	(6)	3,691
Other non-regulated revenue (1)	87	6	50	123	—	266
Total non-regulated revenue	543	1,848	1,025	547	(6)	3,957
Total revenue	$1,921	$1,848	$1,025	$547	$(6)	$5,335

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $265 million and $216 million as of June 30, 2022 and December 31, 2021, respectively.
During the six months ended June 30, 2022 and 2021, we recognized revenue of $32 million and $355 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
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
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of June 30, 2022 and December 31, 2021, Mong Duong met the held-for-sale criteria and the loan receivable balance of approximately $1.2 billion net of CECL reserve of $29 million and $30 million, respectively, was classified as held-for-sale assets. Of the loan receivable balance, $95 million and $91 million was classified as Current held-for-sale assets, respectively, and $1.1 billion was classified as Noncurrent held-for-sale assets.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of June 30, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was $10 million, primarily consisting of fixed consideration for the sale of renewable energy credits (“RECs”) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2022 and 2023, with the remainder recognized thereafter.
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

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Other Income	Gain on remeasurement of investment (1)	$26	$—	$26	$—
	Insurance proceeds (2)	16	—	16	—
	Legal settlements	6	—	6	—
	AFUDC (US Utilities)	2	2	5	4
	Gain on acquired customer contracts	5	—	5	—
	Gain on remeasurement of contingent consideration	3	—	3	—
	Gain on remeasurement to acquisition-date fair value (3)	—	176	—	212
	Other	12	5	15	10
	Total other income	$70	$183	$76	$226

Other Expense	Allowance for lease receivable (4)	$20	$—	$20	$—
	Loss on sale and disposal of assets	5	4	9	7
	Loss on commencement of sales-type leases (5)	—	—	—	13
	Other	4	—	12	—
	Total other expense	$29	$4	$41	$20
_____________________________
(1)    Related to the remeasurement of our existing investment in 5B, accounted for using the measurement alternative.
(2)    Primarily related to insurance recoveries associated with property damage at TermoAndes.
(3)     Related to the remeasurement of our existing equity interest in sPower’s development platform as part of the step acquisition to form AES Clean Energy Development. See Note 18—Acquisitions for further information.
(4)     Related to a full allowance recognized on a sales-type lease receivable at AES Gilbert due to a fire incident in April 2022.
(5)     Related to a loss recognized at commencement of a sales-type lease at AES Renewable Holdings. See Note 9—Leases for further information.

27 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

15. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Maritza	$475	$—	$475	$—
Ventanas 3 & 4	—	649	—	649
Puerto Rico	—	—	—	475
Angamos	—	155	—	155
Mountain View I & II	—	67	—	67
Other	7	1	8	(1)
Total	$482	$872	$483	$1,345
Maritza — In May 2022, the Council for the European Union approved Bulgaria’s National Recovery and Resilience plan which commits the country to cease generating electricity from coal beyond 2038. As this plan is expected to prohibit the Company from operating the Maritza coal-fired plant through its estimated useful life, it was determined that an indicator of impairment had occurred. The Company reassessed the useful life of the facility and performed an impairment analysis as of April 30, 2022, in which it was determined that the carrying amount of the asset group was not recoverable. The Maritza asset group was determined to have a fair value of $452 million using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $475 million. Maritza is reported in the Eurasia SBU reportable segment.
Ventanas and Angamos — In July 2021, AES Andes entered into an agreement committing to accelerate the retirement of the Ventanas 3, Ventanas 4, Angamos 1, and Angamos 2 coal-fired plants in Chile in order to further advance its decarbonization strategy. Due to these strategic developments, the Company performed impairment analyses as of June 30, 2021, and determined that the carrying amounts of the asset groups were not recoverable. The Ventanas 3 & 4 and Angamos asset groups were determined to have fair values of $12 million and $86 million, respectively, using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $649 million and $155 million, respectively. Ventanas and Angamos are reported in the South America SBU reportable segment.
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
16. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and six months ended June 30, 2022 were 12% and 39%, respectively. The effective tax rates for the three and six months ended June 30, 2021 were 45% and 42%, respectively. The difference between the Company’s effective tax rates for the 2022 and 2021 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, and valuation allowance.
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

28 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

17. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Mong Duong — In December 2020, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V, an SPV accounted for as an equity affiliate. The sale is subject to regulatory approval and is expected to close in the second half of 2023. As of June 30, 2022, the Mong Duong plant and SPV were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plant and SPV held-for-sale as of June 30, 2022 was $552 million. Mong Duong is reported in the Eurasia SBU reportable segment.
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in Amman East and IPP4 for $58 million. The closing of the transaction was delayed by an extended lender approval process triggered by a restructuring in the buyer’s group. The Company and the buyer continue to work closely with the lenders to achieve closing in the second half of 2022. After completion of the sale, the Company will retain a 10% ownership interest in Amman East and IPP4, which will be accounted for as an equity method investment. As of June 30, 2022, the generation plants were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of June 30, 2022 was $203 million. Jordan is reported in the Eurasia SBU reportable segment.
Excluding any impairment charges, pre-tax income attributable to AES of businesses held-for-sale as of June 30, 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Mong Duong	$16	$15	$41	$30
Jordan	6	5	11	10
Total	$22	$20	$52	$40
Dispositions
AES Tietê Inova Soluções — In June 2021, the Company completed the sale of its ownership in AES Inova Soluções, an investment platform in distributed solar generation, for $20 million, resulting in a pre-tax loss on sale of $1 million. The sale did not meet the criteria to be reported as discontinued operations. Pre-tax income attributable to AES was immaterial for the three and six months ended June 30, 2021. Prior to its sale, AES Tietê Inova Soluções was reported in the South America SBU reportable segment.
Itabo — In April 2021, the Company completed the sale of its 43% ownership interest in Itabo, a coal-fired plant and gas turbine in Dominican Republic, for $88 million, resulting in a pre-tax gain on sale of $4 million. The sale did not meet the criteria to be reported as discontinued operations. Pre-tax income attributable to AES was $1 million and $5 million for the three and six months ended June 30, 2021. Prior to its sale, Itabo was reported in the MCAC SBU reportable segment.
18. ACQUISITIONS
Agua Clara — On June 17, 2022, the Company, through its subsidiaries AES Dominicana Renewable Energy and AES Andres DR, S.A., acquired 100% of the equity interests in Agua Clara, S.A.S., a wind project for consideration of $98 million. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. As Agua Clara is not a VIE, any difference between the fair value of the assets and consideration transferred will be allocated to PP&E on a relative fair value basis. Agua Clara is reported in the MCAC SBU reportable segment.
Tunica Windpower, LLC — On June 17, 2022, the Company entered into an agreement for the purchase of 100% of the membership interests in Tunica Windpower, LLC. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business. The assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration paid of approximately $22 million, including contingent consideration of $7 million. The contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings. Tunica Windpower is reported in the US and Utilities SBU reportable segment.

29 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

Windsor PV1, LLC — On May 27, 2022, the Company entered into an agreement for the purchase of 100% of the membership interests in Windsor PV1, LLC, an early development-stage solar project. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business. The assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration paid of approximately $17 million, including contingent consideration of $5 million. The contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings. Windsor is reported in the US and Utilities SBU reportable segment.
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
Cajuina Wind Complex — On May 21, 2021, AES Brasil completed the acquisition of the Cajuina Wind Complex phase I for $22 million. The Company made initial cash payments of $6 million and the remaining balance will be paid in three annual installments ending on March 31, 2024. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business, therefore the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. Cajuina is reported in the South America SBU.
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
During the second quarter of 2021, the Company recorded measurement period adjustments as result of additional facts and circumstances that existed as of the date of the acquisition but were not yet known as of the time of the valuation performed in the first quarter of 2021. These measurement period adjustments primarily related to higher expected developer profits and a higher growth rate, reflective of additional information that became available regarding market participants’ views of the value of early-stage renewable development projects as of the date of acquisition. As a result, the estimated acquisition-date carrying value and fair values of the sPower development assets transferred were increased, which resulted in the recognition of an additional $176 million gain, for an updated gain of $212 million. Furthermore, the estimated goodwill as of the acquisition date was reduced to the estimated goodwill as of the acquisition date was reduced to $46 million, as a result of adjustments to the fair value of the consideration paid and updates to the fair values of separately identifiable intangible assets. The Company finalized the purchase price allocation in the third quarter of 2021, which did not result in any material measurement period adjustments.

30 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

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
Great Cove Solar— On January 25, 2021, and May 3, 2021, AES Clean Energy Development completed the acquisitions of Great Cove I and II, respectively. The fair value of the initial consideration paid to acquire Great Cove I and Great Cove II was $13 million and $24 million, which included contingent consideration liabilities of $6 million and $22 million, respectively. These acquisitions were accounted for as asset acquisitions of variable interest entities that did not meet the definition of a business; therefore, the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. Great Cove Solar is reported in the US and Utilities SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and six months ended June 30, 2022 and 2021, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended June 30,	2022			2021
(in millions, except per share data)	Loss	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$(179)	668	$(0.27)	$24	666	$0.03
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	1	—
Restricted stock units	—	—	—	—	3	—
Equity units	—	—	—	—	1	—
DILUTED EARNINGS (LOSS) PER SHARE	$(179)	668	$(0.27)	$24	671	$0.03

Six Months Ended June 30,	2022			2021
(in millions, except per share data)	Loss	Shares	$ per Share	Loss	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$(64)	668	$(0.10)	$(124)	666	$(0.19)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—
Restricted stock units	—	—	—	—	—	—
Equity units	—	—	—	—	—	—
DILUTED EARNINGS (LOSS) PER SHARE	$(64)	668	$(0.10)	$(124)	666	$(0.19)
For the three and six months ended June 30, 2022, the calculation of diluted earnings per share excluded 4 million outstanding stock awards and 40 million shares underlying our March 2021 Equity Units because their impact would be anti-dilutive given the loss from continuing operations. These shares could potentially dilute basic earnings per share in the future. Had the Company generated income, 2 million and 40 million potential shares of common stock related to the stock awards and the Equity Units, respectively, would have been included in diluted weighted-average shares outstanding.
The calculation of diluted earnings per share excluded 1 million outstanding stock awards for the three months ended June 30, 2021, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future. Due to the full retrospective adoption of ASU 2020-06, an additional 1 million potential shares of common stock related to the assumed share settlement of the Contract Adjustment Payments were included in diluted weighted-average shares outstanding for the three months ended June 30, 2021.

31 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2022 and 2021

For the six months ended June 30, 2021, the calculation of diluted earnings per share excluded 6 million outstanding stock awards because their impact would be anti-dilutive given the loss from continuing operations. These stock awards could potentially dilute basic earnings per share in the future. Had the Company generated income, 4 million potential shares of common stock related to the stock awards, and an additional 1 million potential shares of common stock related to the assumed share settlement of the Contract Adjustment Payments due to the full retrospective adoption of ASU 2020-06, would have been included in diluted weighted-average shares outstanding.
As described in Note 11—Equity, the Company issued 10,430,500 Equity Units in March 2021 with a total notional value of $1,043 million. Each Equity Unit has a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a 2024 Purchase Contract and a 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. Prior to February 15, 2024, the Series A Preferred Stock may be converted at the option of the holder only in connection with a fundamental change. On and after February 15, 2024, the Series A Preferred Stock may be converted freely at the option of the holder. Upon conversion, the Company will deliver to the holder with respect to each share of Series A Preferred Stock being converted (i) a share of our Series B Preferred Stock, or, solely with respect to conversions in connection with a redemption, cash and (ii) shares of our common stock, if any, in respect of any conversion value in excess of the liquidation preference of the preferred stock being converted. The conversion rate was initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which was equivalent to an initial conversion price of approximately $31.70 per share of common stock. As of June 30, 2022, due to customary anti-dilution provisions, the conversion rate was 31.5649, equivalent to a conversion price of approximately $31.68 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts are being accounted for as one unit of account. In calculating diluted EPS, the Company has applied the if-converted method to determine the impact of the forward purchase feature and considered if there are incremental shares that should be included related to the Series A Preferred conversion value.
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
On May 26, 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore will not consolidate this entity. The Company has elected the fair value option to account for its investment in Alto Maipo. If Alto Maipo is unable to meet its obligations under the restructured arrangements as they come due, the creditors may enforce their rights under the credit agreements. These finance agreements are non-recourse with respect to The AES Corporation.

32 | The AES Corporation | June 30, 2022 Form 10-Q
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
Executive Summary
Compared with last year, second quarter diluted earnings per share from continuing operations decreased $0.30, from earnings of $0.03 to a loss of $0.27. This decrease is mainly driven by the prior year gains on remeasurement of our interest in sPower’s development platform and on the issuance of new shares by Fluence, which was accounted for as a partial disposition, and the prior year net gains from early contract terminations at Angamos; partially offset by lower impairments in the current year.
Adjusted EPS, a non-GAAP measure, increased $0.03 to $0.34, mainly due to a lower adjusted tax rate and higher contributions from our South America SBU due to increased ownership in AES Andes, partially offset by lower contributions from our US and Utilities SBU due to impacts of outages and timing of renewables projects coming online.
Compared with last year, diluted earnings per share from continuing operations for the six months ended June 30, 2022 increased $0.09, from a loss of $0.19 to a loss of $0.10. This increase is mainly driven by lower impairments in the current year, partially offset by the prior year gains on remeasurement of our interest in sPower’s development platform and on the issuance of new shares by Fluence, which was accounted for as a partial disposition, prior year net gains from early contract terminations at Angamos, lower capitalized interest at construction projects, and higher income tax expense.
Adjusted EPS, a non-GAAP measure, decreased $0.04 to $0.55, mainly due to the prior year impact of

33 | The AES Corporation | June 30, 2022 Form 10-Q
realized gains on de-designated interest rate swaps at the Parent Company and lower contributions from our US and Utilities SBU due to timing of renewables projects coming online, partially offset by higher contributions from our South America SBU due to increased ownership in AES Andes and a lower adjusted tax rate.

34 | The AES Corporation | June 30, 2022 Form 10-Q

Accelerating the future of energy, together.

Business Overview

126 Generation Facilities

6 Utility Companies

31,584 Gross MW

31,794 GWH [2]

Three Months Ended June 30,		2022	2021
Diluted earnings (loss) per share	$	(0.27) $	0.03
Adjusted EPS [1]		0.34	0.31

Six Months Ended June 30,		2022	2021
Diluted earnings (loss) per share	$	(0.10) $	(0.19)
Adjusted EPS [1]		0.55	0.59

Operating Margin (in millions) | **Adjusted PTC** [1] (in millions) | **Operating Cash Flow** (in millions)

YTD
QTD
$1,093
$563
$1,392
$728
Q2 2022
Q2 2021
$511
$304
$550
$303
Q2 2022
Q2 2021
$865
$408
$604
$351
Q2 2022
Q2 2021

Key events in 2022

- Signed or awarded PPAs for 1,618 MW of renewables
- With investment grade credit rating from Moody's, attained investment grade ratings from all three major agencies

Strategic outlook

- Backlog of 10,468 MW of projects under signed long-term PPAs
- Sign 4.5-5.5 GW of renewable PPAs in 2022
- Intent to exit coal by year-end 2025

Under construction

3,792
MW
Energy Storage 18%
Gas 18%
Solar 29%
Wind 35%

Contracted renewable backlog

6,676
MW
Hydro 2%
Energy Storage 23%
Solar 51%
Wind 24%

(1) See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2021.

35 | The AES Corporation | June 30, 2022 Form 10-Q
Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in clean power growth and innovative technology businesses. The Company is well-positioned to benefit from very favorable trends in clean power generation, distribution, and supporting technologies.
•In year-to-date 2022, the Company signed or was awarded 1,618 MW of renewables and energy storage under long-term PPAs expected to come online in 2023 and 2024, primarily including 1,250 MW of solar and energy storage in the U.S.
◦In the second quarter of 2022, the Company signed 531 MW of renewables and energy storage under long-term PPAs.
•In year-to-date 2022, the Company completed the construction or acquisition of 390 MW of solar projects in the U.S. and the Dominican Republic.
•The Company’s backlog is now 10,468 MW expected to be completed through 2025, including:
◦3,792 MW under construction; and
◦6,676 MW of renewable energy projects signed under long-term PPAs, but not yet under construction.
•In June 2022, the Company formed the U.S. Solar Buyer Consortium with three other leading solar companies to drive the expansion of the U.S. solar supply chain and support the growth of the American solar industry.
•In year-to-date 2022, the Company signed agreements that will direct excess LNG from the Company's business in Panama to international customers.

36 | The AES Corporation | June 30, 2022 Form 10-Q
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	$ change	% change	2022	2021	$ change	% change
Revenue:
US and Utilities SBU	$1,197	$972	$225	23%	$2,314	$1,921	$393	20%
South America SBU	880	964	(84)	-9%	1,690	1,848	(158)	-9%
MCAC SBU	686	490	196	40%	1,252	1,025	227	22%
Eurasia SBU	318	277	41	15%	686	547	139	25%
Corporate and Other	36	37	(1)	-3%	59	61	(2)	-3%
Eliminations	(39)	(40)	1	3%	(71)	(67)	(4)	-6%
Total Revenue	3,078	2,700	378	14%	5,930	5,335	595	11%
Operating Margin:
US and Utilities SBU	124	165	(41)	-25%	254	272	(18)	-7%
South America SBU	192	345	(153)	-44%	396	697	(301)	-43%
MCAC SBU	150	121	29	24%	232	243	(11)	-5%
Eurasia SBU	55	53	2	4%	142	112	30	27%
Corporate and Other	38	44	(6)	-14%	85	76	9	12%
Eliminations	4	—	4	NM	(16)	(8)	(8)	-100%
Total Operating Margin	563	728	(165)	-23%	1,093	1,392	(299)	-21%
General and administrative expenses	(46)	(45)	(1)	2%	(98)	(91)	(7)	8%
Interest expense	(279)	(237)	(42)	18%	(537)	(427)	(110)	26%
Interest income	95	73	22	30%	170	141	29	21%
Loss on extinguishment of debt	(1)	(18)	17	-94%	(7)	(19)	12	-63%
Other expense	(29)	(4)	(25)	NM	(41)	(20)	(21)	NM
Other income	70	183	(113)	-62%	76	226	(150)	-66%
Gain (loss) on disposal and sale of business interests	(2)	64	(66)	NM	(1)	59	(60)	NM
Asset impairment expense	(482)	(872)	390	-45%	(483)	(1,345)	862	-64%
Foreign currency transaction losses	(49)	(2)	(47)	NM	(68)	(37)	(31)	84%
Income tax benefit (expense)	19	59	(40)	-68%	(41)	51	(92)	NM
Net equity in earnings (losses) of affiliates	5	(10)	15	NM	(28)	(40)	12	-30%
INCOME (LOSS) FROM CONTINUING OPERATIONS	(136)	(81)	(55)	68%	35	(110)	145	NM
Gain from disposal of discontinued businesses	—	4	(4)	-100%	—	4	(4)	-100%
NET INCOME (LOSS)	(136)	(77)	(59)	77%	35	(106)	141	NM
Less: Loss (income) from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(43)	105	(148)	NM	(99)	(14)	(85)	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(179)	$28	$(207)	NM	$(64)	$(120)	$56	-47%
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(179)	$24	$(203)	NM	$(64)	$(124)	$60	-48%
Income from discontinued operations, net of tax	—	4	(4)	-100%	—	4	(4)	-100%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(179)	$28	$(207)	NM	$(64)	$(120)	$56	-47%
Net cash provided by operating activities	$408	$351	$57	16%	$865	$604	$261	43%
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

37 | The AES Corporation | June 30, 2022 Form 10-Q
Consolidated Revenue and Operating Margin
Three Months Ended June 30, 2022
Revenue
(in millions)
Consolidated Revenue — Revenue increased $378 million, or 14%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, driven by:
•$225 million in US and Utilities mainly driven by higher prices at AES Indiana and AES Ohio due to increases in riders to collect fuel and purchased power costs from customers, as well as increased demand and favorable weather; higher pass-through energy prices in El Salvador; an increase at Southland due to unrealized losses in the prior year under the commercial hedging strategy; higher sales at AES Clean Energy due to the supply agreement with Google, the prior year acquisition of New York Wind, and the commencement of renewables projects; and an increase in unrealized commodity derivative gains at AES Clean Energy;
•$196 million in MCAC driven by higher LNG prices and contract sales in the Dominican Republic and Panama; and by higher fuel prices in Mexico; and
•$41 million in Eurasia mainly driven by higher energy prices and generation in Bulgaria; partially offset by unfavorable FX impact and by lower contract sales at Mong Duong due to a forced outage.
These favorable impacts were partially offset by a decrease of $84 million in South America primarily driven by revenue recognized at Angamos in the prior year for the early termination of contracts with Minera Escondida and Minera Spence; partially offset by higher generation and prices (Resolution 238/2022) in Argentina; higher spot sales and energy prices in Chile; and higher volume and generation at AES Brasil.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $165 million, or 23%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, driven by:
•$153 million in South America primarily driven by revenue recognized at Angamos in the prior year for the early termination of contracts with Minera Escondida and Minera Spence; and by unfavorable FX impact; partially offset by lower spot purchases in Chile; and by business interruption insurance proceeds received at TermoAndes; and
•$41 million in US and Utilities mainly driven by impact of outages at AES Indiana and Southland Energy;

38 | The AES Corporation | June 30, 2022 Form 10-Q
and by an increase in costs associated with growing and accelerating the development pipeline at AES Clean Energy; partially offset at AES Clean Energy due to unrealized commodity derivative gains and higher sales due to the supply agreement with Google.
These unfavorable impacts were partially offset by an increase of $29 million in MCAC primarily driven by higher contract and spot sales due to higher prices in Panama and the Dominican Republic; and by an increase in unrealized commodity derivative gains in the Dominican Republic.
Six Months Ended June 30, 2022
Revenue
(in millions)
Consolidated Revenue — Revenue increased $595 million, or 11%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, driven by:
•$393 million in US and Utilities mainly driven by higher prices at AES Indiana and AES Ohio due to increases in riders to collect fuel and purchased power costs from customers, as well as increased demand and favorable weather; higher pass-through energy prices in El Salvador; an increase at Southland due to unrealized losses in the prior year under the commercial hedging strategy; and higher sales at AES Clean Energy due to the supply agreement with Google, the prior year acquisition of New York Wind, and the commencement of renewables projects; partially offset by an increase in unrealized commodity derivative losses at AES Clean Energy;
•$227 million in MCAC driven by higher LNG prices and sales in the Dominican Republic, higher fuel prices in Mexico, and higher spot sales and increased demand in Panama; partially offset by the impact from the sale of Itabo in April 2021; and
•$139 million in Eurasia mainly driven by higher energy prices and generation in Bulgaria and recognition of construction revenue at Mong Duong due to a reduction in expected completion costs for ash pond 2; partially offset by unfavorable FX impact and by lower contract sales at Mong Duong due to a forced outage.
These favorable impacts were partially offset by a decrease of $158 million in South America primarily driven by revenue recognized at Angamos in the prior year for the early termination of contracts with Minera Escondida and Minera Spence; partially offset by higher generation and prices (Resolution 238/2022) in Argentina; higher energy prices in Chile and Colombia; and higher volume and generation at AES Brasil.

39 | The AES Corporation | June 30, 2022 Form 10-Q
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $299 million, or 21%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, driven by:
•$301 million in South America primarily driven by revenue recognized at Angamos in the prior year for the early termination of contracts with Minera Escondida and Minera Spence; a prior period GSF settlement and higher fixed costs at Tietê; and unfavorable FX impact; partially offset by higher energy prices in Colombia; business interruption insurance proceeds received at TermoAndes; and lower depreciation of coal assets in Chile;
•$18 million in US and Utilities mainly driven by unrealized commodity derivative losses and an increase in costs associated with growing and accelerating the development pipeline at AES Clean Energy; and by the impact from outages at AES Indiana, AES Hawaii, and Southland Energy; partially offset by an increase at Southland due to unrealized losses in the prior year under the commercial hedging strategy; higher volume at AES Indiana due to increased demand and favorable weather; and higher sales at AES Clean Energy due to the supply agreement with Google; and
•$11 million in MCAC primarily driven by higher net energy spot purchases due to drier hydrology in Panama and the Dominican Republic; and by the impact from the sale of Itabo in April 2021; partially offset by higher contract sales in Panama and the Dominican Republic, primarily due to higher prices and increased demand; and by an increase in unrealized commodity derivative gains in the Dominican Republic.
These unfavorable impacts were partially offset by an increase of $30 million in Eurasia primarily driven by recognition of construction revenue at Mong Duong due to a reduction in expected completion costs for ash pond 2; and by higher electricity prices at Kavarna in Bulgaria.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $1 million, or 2%, to $46 million for the three months ended June 30, 2022, compared to $45 million for the three months ended June 30, 2021, with no material drivers.
General and administrative expenses increased $7 million, or 8%, to $98 million for the six months ended June 30, 2022, compared to $91 million for the six months ended June 30, 2021, primarily due to increased business development activity and people costs.
Interest expense
Interest expense increased $42 million, or 18%, to $279 million for the three months ended June 30, 2022, compared to $237 million for the three months ended June 30, 2021. This increase is primarily due to lower capitalized interest in construction projects in Chile, and increased borrowings at AES Brasil.
Interest expense increased $110 million, or 26%, to $537 million for the six months ended June 30, 2022, compared to $427 million for the six months ended June 30, 2021. This increase is primarily due to the prior year impact of realized gains on de-designated interest rate swaps, lower capitalized interest in construction projects in Chile, and increased borrowings at AES Brasil.

40 | The AES Corporation | June 30, 2022 Form 10-Q
Interest income
Interest income increased $22 million, or 30%, to $95 million for the three months ended June 30, 2022, compared to $73 million for the three months ended June 30, 2021, primarily due to an increase in short-term investments at AES Brasil and sales-type lease receivables at the Alamitos Energy Center.
Interest income increased $29 million, or 21%, to $170 million for the six months ended June 30, 2022, compared to $141 million for the six months ended June 30, 2021, primarily due to the drivers above.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $17 million, or 94%, to $1 million for the three months ended June 30, 2022, compared to $18 million for the three months ended June 30, 2021, primarily due to the prior year loss at Andres due to the refinancing in May 2021.
Loss on extinguishment of debt decreased $12 million, or 63%, to $7 million for the six months ended June 30, 2022, compared to $19 million for the six months ended June 30, 2021, primarily due to the driver above.
See Note 7—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income decreased $113 million, or 62%, to $70 million for the three months ended June 30, 2022, compared to $183 million for the three months ended June 30, 2021, primarily due to the prior year gain on remeasurement of our equity interest in the sPower development platform to its acquisition-date fair value, recognized as part of the merger to form AES Clean Energy Development; partially offset by the current year gain on remeasurement of our existing investment in 5B, which is accounted for using the measurement alternative, and insurance proceeds primarily associated with property damage at TermoAndes.
Other income decreased $150 million, or 66%, to $76 million for the six months ended June 30, 2022, compared to $226 million for the six months ended June 30, 2021, primarily due to the drivers above.
Other expense increased $25 million to $29 million for the three months ended June 30, 2022, compared to $4 million for the three months ended June 30, 2021, primarily due to the recognition of an allowance on a sales-type lease receivable at AES Gilbert due to a fire incident in April 2022.
Other expense increased $21 million to $41 million for the six months ended June 30, 2022, compared to $20 million for the six months ended June 30, 2021, primarily due to the driver above.
See Note 14—Other Income and Expense, Note 6—Investments in and Advances to Affiliates, and Note 18—Acquisitions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain (loss) on disposal and sale of business interests
Loss on disposal and sale of business interests was $2 million for the three months ended June 30, 2022 and $1 million for the six months ended June 30, 2022, with no material drivers.
Gain on disposal and sale of business interests was $64 million for the three months ended June 30, 2021 and $59 million for the six months ended June 30, 2021, primarily due to the issuance of new shares by Fluence, our equity method investment, to a new investor, which AES has accounted for as a gain on the partial disposition of its investment in Fluence.
Asset impairment expense
Asset impairment expense decreased $390 million, or 45%, to $482 million for the three months ended June 30, 2022, compared to $872 million for the three months ended June 30, 2021. This decrease was primarily due to two prior year impairments at AES Andes totaling $804 million associated with a commitment to accelerate the retirement of certain coal-fired plants in Chile and a $67 million impairment at the Mountain View I & II wind facilities related to a repowering project that will result in decommissioning the majority of the existing wind turbines in advance of their depreciable lives, partially offset by the $475 million current year impairment at Maritza due to the commitment to cease electricity generation using coal as a fuel source in Bulgaria beyond 2038.
Asset impairment expense decreased $862 million, or 64%, to $483 million for the six months ended June 30, 2022, compared to $1,345 million for the six months ended June 30, 2021. This decrease was primarily due to the prior year $804 million impairment at AES Andes, as well as a $475 million impairment at Puerto Rico associated with the economic costs and reputational risks of disposal of coal combustion residuals off island, and the $67 million impairment at the Mountain View I & II wind facilities, partially offset by the $475 million current year

41 | The AES Corporation | June 30, 2022 Form 10-Q
impairment at Maritza discussed above.
See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction losses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Argentina	$(42)	$1	$(55)	$(40)
Chile	(1)	1	(11)	9
Brazil	(12)	(7)	(7)	(4)
Other	6	3	5	(2)
Total (1)	$(49)	$(2)	$(68)	$(37)
___________________________________________
(1)Includes gains of $7 million and losses of $27 million on foreign currency derivative contracts for the three months ended June 30, 2022 and 2021, respectively, and losses of $49 million and $46 million on foreign currency derivative contracts for the six months ended June 30, 2022 and 2021, respectively.
The Company recognized net foreign currency transaction losses of $49 million for the three months ended June 30, 2022 primarily due to unrealized losses on foreign currency derivatives related to government receivables in Argentina, unrealized losses due to depreciating receivables denominated in the Argentine peso, and unrealized losses on debt denominated in the Brazilian real.
The Company recognized net foreign currency transaction losses of $68 million for the six months ended June 30, 2022, primarily due to unrealized losses on foreign currency derivatives related to government receivables in Argentina, unrealized losses due to depreciating receivables denominated in the Argentine peso, and unrealized derivative losses on foreign currency derivatives in South America due to the depreciating Colombian peso.
The Company recognized net foreign currency transaction losses of $2 million for the three months ended June 30, 2021, with no material drivers.
The Company recognized net foreign currency transaction losses of $37 million for the six months ended June 30, 2021, primarily due to to unrealized losses on foreign currency derivatives related to government receivables in Argentina, partially offset by unrealized derivative gains on foreign currency derivatives in South America due to the depreciating Colombian peso.
Income tax benefit (expense)
Income tax benefit was $19 million for the three months ended June 30, 2022, compared to income tax benefit of $59 million for the three months ended June 30, 2021. The Company’s effective tax rates were 12% and 45% for the three months ended June 30, 2022 and 2021, respectively. This net change in the effective tax rate was primarily due to the impact of the current year asset impairment of the Maritza coal-fired plant, partially offset by the current year impact of inflationary adjustments on net operating losses at certain Argentine renewables businesses. The prior year effective tax rate was impacted by the impairment of the coal-fired plants in Chile.
Income tax expense was $41 million for the six months ended June 30, 2022, compared to income tax benefit of $51 million for the six months ended June 30, 2021. The Company’s effective tax rates were 39% and 42% for the six months ended June 30, 2022 and 2021, respectively. This net decrease in the effective tax rate was primarily due to the impact of the current year asset impairment of the Maritza coal-fired plant, partially offset by the current year impact of inflationary adjustments on net operating losses at certain Argentine renewables businesses. The prior year effective tax rate was impacted by the aforementioned asset impairment of the coal-fired plants in Chile, as well as the asset impairment at Puerto Rico.
See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for details of the Maritza, Chile, and Puerto Rico asset impairments.
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
Net equity in earnings (losses) of affiliates
Net equity in earnings of affiliates increased $15 million, to $5 million for the three months ended June 30, 2022, compared to losses of $10 million for the three months ended June 30, 2021. This increase was a result of a reduction in the AES share of losses at our equity method affiliates.

42 | The AES Corporation | June 30, 2022 Form 10-Q
Net equity in losses of affiliates decreased $12 million, or 30%, to $28 million for the six months ended June 30, 2022, compared to $40 million for the six months ended June 30, 2021. This decrease was primarily driven by an increase in earnings at sPower due to higher allocation of earnings driven by renewable projects that came online in 2021, partially offset by an increase in losses at Fluence due to shipping issues, cost overruns and delays at projects under construction, and an increase in costs, including share-based compensation, associated with the growing business.
See Note 6—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries increased $148 million to $43 million for the three months ended June 30, 2022, compared to a loss of $105 million for the three months ended June 30, 2021. This increase was primarily due to:
•Prior year long-lived asset impairment in Chile; and
•Lower allocation of losses to tax equity partners at AES Renewable Holdings.
These increases were partially offset by:
•Lower earnings from AES Andes due to increased ownership from 67% to 99% in the first quarter of 2022.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries increased $85 million to $99 million for the six months ended June 30, 2022, compared to $14 million for the six months ended June 30, 2021. This increase was primarily due to:
•Prior year long-lived asset impairments in Chile; and
•Lower allocation of losses to tax equity partners at AES Renewable Holdings.
These increases were partially offset by:
•Prior year net gains from early contract terminations at Angamos;
•Increased costs associated with growing and accelerating the development pipeline at AES Clean Energy Development; and
•Lower earnings from AES Andes due to increased ownership from 67% to 99% in the first quarter of 2022.
Net income (loss) attributable to The AES Corporation
Net loss attributable to The AES Corporation decreased $207 million, to $179 million for the three months ended June 30, 2022, compared to income of $28 million for the three months ended June 30, 2021. This decrease was primarily due to:
•Prior year gain on remeasurement of our equity interest in the sPower development platform to acquisition-date fair value;
•Lower margins at our South America SBU due to prior year net gains from early contract terminations at Angamos;
•Prior year gain due to the issuance of new shares by Fluence, which was accounted for as a partial disposition; and
•Lower capitalized interest on construction projects in Chile.
These decreases were partially offset by:
•Lower long-lived asset impairments in the current year.
Net loss attributable to The AES Corporation decreased $56 million, to $64 million for the six months ended June 30, 2022, compared to $120 million for the six months ended June 30, 2021. This decrease was primarily due to:
•Lower long-lived asset impairments in the current year.

43 | The AES Corporation | June 30, 2022 Form 10-Q
This decrease was partially offset by:
•Prior year gain on remeasurement of our equity interest in the sPower development platform to acquisition-date fair value;
•Lower margins at our South America SBU due to prior year net gains from early contract terminations at Angamos;
•Higher income tax expense;
•Prior year gain due to the issuance of new shares by Fluence, which was accounted for as a partial disposition; and
•Lower capitalized interest on construction projects in Chile.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted Operating Margin (in millions)	2022	2021	2022	2021
Operating Margin	$563	$728	$1,093	$1,392
Noncontrolling interests adjustment (1)	(98)	(198)	(190)	(407)
Unrealized derivative (gains) losses	(31)	(13)	(34)	31
Disposition/acquisition losses	1	4	—	6
Net gains from early contract terminations at Angamos	—	(110)	—	(220)
Total Adjusted Operating Margin	$435	$411	$869	$802
_______________________
(1)The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.

44 | The AES Corporation | June 30, 2022 Form 10-Q

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

45 | The AES Corporation | June 30, 2022 Form 10-Q
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

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted PTC (in millions)	2022	2021	2022	2021
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$(179)	$24	$(64)	$(124)
Income tax expense (benefit) from continuing operations attributable to The AES Corporation	(29)	(24)	21	(60)
Pre-tax contribution	(208)	—	(43)	(184)
Unrealized derivative and equity securities losses (gains)	(35)	8	6	77
Unrealized foreign currency losses (gains)	39	(12)	20	(6)
Disposition/acquisition losses	23	(229)	32	(244)
Impairment losses	479	628	480	1,103
Loss on extinguishment of debt	6	18	16	24
Net gains from early contract terminations at Angamos	—	(110)	—	(220)
Total Adjusted PTC	$304	$303	$511	$550

46 | The AES Corporation | June 30, 2022 Form 10-Q
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
The Company reported a loss from continuing operations of $0.27 and $0.10 for the three and six months ended June 30, 2022, respectively. For purposes of measuring diluted loss per share under GAAP, common stock equivalents were excluded from weighted average shares as their inclusion would be anti-dilutive. However, for purposes of computing Adjusted EPS, the Company has included the impact of dilutive common stock equivalents. The table below reconciles the weighted average shares used in GAAP diluted loss per share to the weighted average shares used in calculating the non-GAAP measure of Adjusted EPS.

47 | The AES Corporation | June 30, 2022 Form 10-Q

Reconciliation of Denominator Used For Adjusted EPS	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in millions, except per share data)	Loss	Shares	$ per Share	Loss	Shares	$ per Share

GAAP DILUTED LOSS PER SHARE
Loss from continuing operations attributable to The AES Corporation common stockholders	$(179)	668	$(0.27)	$(64)	668	$(0.10)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	1	—
Restricted stock units	—	2	—	—	2	—
Equity units	—	40	0.02	1	40	0.01
NON-GAAP DILUTED LOSS PER SHARE	$(179)	711	$(0.25)	$(63)	711	$(0.09)

	Three Months Ended June 30,				Six Months Ended June 30,
Reconciliation of Adjusted EPS	2022		2021		2022		2021
Diluted earnings (loss) per share from continuing operations	$(0.25)		$0.03		$(0.09)		$(0.19)
Unrealized derivative and equity securities losses (gains)	(0.05)	(1)	0.01		0.01		0.12	(2)
Unrealized foreign currency losses (gains)	0.05	(3)	(0.02)		0.03		(0.01)
Disposition/acquisition losses (gains)	0.03	(4)	(0.34)	(5)	0.04	(4)	(0.37)	(6)
Impairment losses	0.68	(7)	0.94	(8)	0.68	(7)	1.65	(9)
Loss on extinguishment of debt	0.01		0.03	(10)	0.02		0.04	(10)
Net gains from early contract terminations at Angamos	—		(0.16)	(11)	—		(0.33)	(11)
Less: Net income tax benefit	(0.13)	(12)	(0.18)	(13)	(0.14)	(12)	(0.32)	(14)
Adjusted EPS	$0.34		$0.31		$0.55		$0.59
_____________________________
(1)Amount primarily relates to the unrealized gain on remeasurement of our existing investment in 5B, accounted for using the measurement alternative, of $26 million, or $0.04 per share.
(2)Amount primarily relates to unrealized derivative losses in Argentina mainly associated with foreign currency derivatives on government receivables of $41 million, or $0.06 per share, and net unrealized derivative losses on power and commodities swaps at Southland of $32 million, or $0.05 per share.
(3)Amount primarily relates to unrealized FX losses in Brazil of $12 million, or $0.02 per share, mainly associated with debt denominated in Brazilian reais, and unrealized FX losses of $9 million, or $0.01 per share, mainly associated with the devaluation of long-term receivables denominated in Argentine pesos.
(4)Amount primarily relates to the recognition of an allowance on the AES Gilbert sales-type lease receivable as a cost of disposition of a business interest of $20 million, or $0.03 per share, for the three and six months ended June 30, 2022.
(5)Amount primarily relates to an adjustment on the gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $176 million, or $0.26, and gain on Fluence issuance of shares of $61 million, or $0.09 per share.
(6)Amount primarily relates to the gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $212 million, or $0.32, and gain on Fluence issuance of shares of $61 million, or $0.09 per share, partially offset by day-one loss recognized at commencement of a sales-type lease at AES Renewable Holdings of $13 million, or $0.02 per share.
(7)Amount primarily relates to asset impairment at Maritza of $475 million, or $0.67 per share, for the three and six months ended June 30, 2022.
(8)Amount primarily relates to asset impairments at AES Andes of $540 million, or $0.81 per share, at Mountain View of $67 million, or $0.10 per share, and at sPower of $20 million, or $0.03 per share.
(9)Amount primarily relates to asset impairments at AES Andes of $540 million, or $0.81 per share, at Puerto Rico of $475 million, or $0.71 per share, at Mountain View of $67 million, or $0.10 per share, and at sPower of $21 million, or $0.03 per share.
(10)Amount primarily relates to loss on early retirement of debt at Andres and Los Mina of $15 million, or $0.02 per share, for the three and six months ended June 30, 2021.
(11)Amount relates to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $110 million, or $0.16 per share and $220 million, or $0.33 per share, for the three and six months ended June 30, 2021, respectively.
(12)Amount primarily relates to income tax benefits associated with the impairment at Maritza of $110 million, or $0.15 per share, partially offset by income tax expense associated with the unrealized gain on remeasurement of our existing investment in 5B of $6 million, or $0.01 per share for the three and six months ended June 30, 2022.
(13)Amount primarily relates to income tax benefits associated with the impairments at AES Andes of $195 million, or $0.29 per share and at Mountain View of $21 million, or $0.03 per share, partially offset by income tax expense related to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $51 million, or $0.08 per share, income tax expense related to the gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $39 million, or $0.06 per share, and income tax expense related to the gain on Fluence issuance of shares of $13 million, or $0.02 per share.
(14)Amount primarily relates to income tax benefits associated with the impairments at AES Andes of $195 million, or $0.29 per share, at at Puerto Rico of $114 million, or $0.17 per share, and at Mountain View of $21 million, or $0.03 per share, partially offset by income tax expense related to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $79 million, or $0.12 per share, income tax expense related to the gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $46 million, or $0.07 per share, and income tax expense related to the gain on Fluence issuance of shares of $13 million, or $0.02 per share.

48 | The AES Corporation | June 30, 2022 Form 10-Q
US and Utilities SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating Margin	$124	$165	$(41)	-25%	$254	$272	$(18)	-7%
Adjusted Operating Margin (1)	79	122	(43)	-35%	187	248	(61)	-25%
Adjusted PTC (1)	70	128	(58)	-45%	127	172	(45)	-26%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2021 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended June 30, 2022 decreased $41 million, or 25%, which was driven primarily by the following (in millions):

Decrease at Southland Energy primarily due to the impact of forced outages at the CCGT units	$(27)
Decrease at AES Indiana driven by higher maintenance expenses due to timing of planned outages and plant-related projects and higher storm costs	(22)
Increase at AES Clean Energy driven by unrealized commodity derivative gains and higher revenue due to the Company’s agreement to supply Google’s data centers with 24/7 carbon-free energy, partially offset by increased costs associated with growing and accelerating the development pipeline	12
Other	(4)
Total US and Utilities SBU Operating Margin Decrease	$(41)
Adjusted Operating Margin decreased $43 million primarily due to the drivers above, adjusted for NCI and unrealized gains on derivatives.
Adjusted PTC decreased $58 million, primarily associated with the decrease in Adjusted Operating Margin described above and lower contributions at our U.S. renewables businesses due to timing of renewable projects coming online.
Operating Margin for the six months ended June 30, 2022 decreased $18 million, or 7%, which was driven primarily by the following (in millions):

Decrease at AES Clean Energy driven by unrealized commodity derivative losses and increased costs associated with growing and accelerating the development pipeline, partially offset by higher revenue due to the Company’s agreement to supply Google’s data centers with 24/7 carbon-free energy	$(20)
Decrease at Southland Energy primarily due to the impact of forced outages at the CCGT units	(20)
Decrease at AES Indiana driven by higher maintenance expenses due to timing of planned outages and plant-related projects and higher storm costs, partially offset by higher volumes from increased demand and favorable weather	(11)
Decrease in Puerto Rico mainly driven by higher coal and chemical consumption due to higher heat rate	(9)
Decrease at AES Hawaii primarily due to increased outages in the current year	(9)
Increase at Southland primarily driven by lower unrealized losses from commodity derivatives under the commercial hedging strategy and higher energy sales driven by energy price adjustments from market re-settlements in the prior year	53
Other	(2)
Total US and Utilities SBU Operating Margin Decrease	$(18)
Adjusted Operating Margin decreased $61 million primarily due to the drivers above, adjusted for NCI and prior year unrealized losses on derivatives.
Adjusted PTC decreased $45 million, primarily associated with the decrease in Adjusted Operating Margin described above and lower contributions at our U.S. renewables businesses due to timing of renewable projects coming online.

49 | The AES Corporation | June 30, 2022 Form 10-Q
South America SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating Margin	$192	$345	$(153)	-44%	$396	$697	$(301)	-43%
Adjusted Operating Margin (1)	159	113	46	41%	329	225	104	46%
Adjusted PTC (1)	145	96	49	51%	273	184	89	48%
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
Operating Margin for the three months ended June 30, 2022 decreased $153 million, or 44%, which was driven primarily by the following (in millions):

Lower revenue recognized on contract terminations at Angamos in Chile	$(164)
Higher contract margin primarily associated with new generation and lower depreciation of coal assets, partially offset by lower availability of Ventanas and higher fixed costs in Chile	7
Other	4
Total South America SBU Operating Margin Decrease	$(153)
After adjusting for the net gains on early contract terminations at Angamos in the prior year, Adjusted Operating Margin increased $46 million due to the increase in ownership in AES Andes from 67% to 99% in the first quarter of 2022.
Adjusted PTC increased $49 million, primarily associated with the increase in Adjusted Operating Margin described above and an insurance recovery at TermoAndes, partially offset by lower capitalized interest at construction projects.
Operating Margin for the six months ended June 30, 2022 decreased $301 million, or 43%, which was driven primarily by the following (in millions):

Lower revenue recognized on contract terminations at Angamos in Chile	$(327)
Decrease in Brazil primarily driven by prior year GSF gain and higher fixed costs	(13)
Higher contract margin primarily associated with new generation and lower depreciation of coal assets, partially offset by lower availability of Ventanas and higher fixed costs in Chile	26
Increase in Colombia mainly related to increase in contract prices, partially offset by depreciation of the Colombian peso	9
Other	4
Total South America SBU Operating Margin Decrease	$(301)
After adjusting for the net gains on early contract terminations at Angamos in the prior year, Adjusted Operating Margin increased $104 million due to the increase in ownership in AES Andes from 67% to 99% in the first quarter of 2022.
Adjusted PTC increased $89 million, primarily associated with the increase in Adjusted Operating Margin described above and an insurance recovery at TermoAndes, partially offset by lower capitalized interest at construction projects.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating Margin	$150	$121	$29	24%	$232	$243	$(11)	-5%
Adjusted Operating Margin (1)	116	94	22	23%	182	178	4	2%
Adjusted PTC (1)	87	71	16	23%	124	132	(8)	-6%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2021 Form 10-K for the respective ownership interest for key businesses.

50 | The AES Corporation | June 30, 2022 Form 10-Q
Operating Margin for the three months ended June 30, 2022 increased $29 million, or 24%, which was driven primarily by the following (in millions):

Increase in Panama driven by higher prices due to an increase in the NYMEX Henry Hub index, and lower cost of sales resulting from favorable hydrology during Q2 2022	$19
Increase in the Dominican Republic mainly driven by higher contract sales due to higher prices and unrealized gains on LNG derivatives, partially offset by higher fixed costs	11
Other	(1)
Total MCAC SBU Operating Margin Increase	$29
Adjusted Operating Margin increased $22 million due to the drivers above, adjusted for NCI and unrealized gains on LNG derivatives.
Adjusted PTC increased $16 million, mainly driven by the increase in Adjusted Operating Margin described above, partially offset by a higher allocation of interest expense attributable to AES after Colon’s noncontrolling interest buyout in September 2021.
Operating Margin for the six months ended June 30, 2022 decreased $11 million, or 5%, which was driven primarily by the following (in millions):

Decrease in the Dominican Republic mainly driven by the sale of Itabo on April 8, 2021	$(19)
Decrease in Mexico driven by lower availability in 2022	(5)
Decrease in Panama mainly driven by higher energy spot purchases due to drier hydrology during Q1 2022, partially offset by higher contract and spot sales at Colon mainly during Q2 2022	(3)
Increase in the Dominican Republic due to unrealized gains on LNG derivatives and higher contract sales due to higher demand and higher prices, partially offset by higher spot purchases and higher fixed costs	20
Other	(4)
Total MCAC SBU Operating Margin Decrease	$(11)
Adjusted Operating Margin increased $4 million due to the drivers above, adjusted for NCI and unrealized gains on LNG derivatives.
Adjusted PTC decreased $8 million, mainly driven by higher allocation of interest expense attributable to AES after Colon’s noncontrolling interest buyout in September 2021, partially offset by the increase in Adjusted Operating Margin described above.
Eurasia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating Margin	$55	$53	$2	4%	$142	$112	$30	27%
Adjusted Operating Margin (1)	39	39	—	—%	101	83	18	22%
Adjusted PTC (1)	42	48	(6)	-13%	107	99	8	8%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2021 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended June 30, 2022 increased $2 million, or 4%, with no material drivers.
Adjusted Operating Margin remained flat.
Adjusted PTC decreased $6 million, mainly driven by higher interest expense.
Operating Margin for the six months ended June 30, 2022 increased $30 million, or 27%, which was driven primarily by the following (in millions):

Construction revenue for Mong Duong driven by a reduction in expected completion costs for ash pond 2	$19
Higher merchant prices captured by Kavarna	10
Other	1
Total Eurasia SBU Operating Margin Increase	$30
Adjusted Operating Margin increased $18 million due to the drivers above, adjusted for NCI.

51 | The AES Corporation | June 30, 2022 Form 10-Q
Adjusted PTC increased $8 million, mainly driven by the increase in Adjusted Operating Margin described above, partially offset by higher interest expense.
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
Operational
COVID-19 Pandemic — The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We derive approximately 85% of our total revenues from our regulated utilities and long-term sales and supply contracts or PPAs at our generation businesses, which contributes to a relatively stable revenue and cost structure at most of our businesses. In 2022, our operational locations continued to experience the impact of, and recovery from, the COVID-19 pandemic. Across our global portfolio, our utilities businesses have generally performed in line with our expectations consistent with a recovery from the COVID-19 pandemic. While we cannot predict the length and magnitude of the pandemic, including the impact of current or future variants, or how it could impact global economic conditions, a delayed recovery with respect to demand may adversely impact our financial results for 2022. Also see Item 1A.—Risk Factors of our 2021 Form 10-K.
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
Trade Restrictions and Supply Chain — On March 29, 2022, the U.S. Department of Commerce (“Commerce”) announced the initiation of an investigation into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand, and Vietnam are circumventing antidumping and countervailing duty orders on solar cells and panels from China. This investigation resulted in significant systemic disruptions to the import of solar cells and panels from Southeast Asia. On July 6, 2022, President Biden issued a Proclamation waiving any tariffs that result from this investigation for a 24-month period. Following President Biden’s proclamation, suppliers in Southeast Asia have begun importing cells and panels again to the U.S. We have contracted and substantially secured our expected requirements for solar panels for U.S. projects targeted to achieve commercial operations in 2022 and are working to secure our requirements for future years.
Additionally, certain suppliers could be blocked from importing solar cells and panels to the U.S. under the Uyghur Forced Labor Prevention Act (“UFLPA”). UFLPA seeks to block the import of products made with forced labor in certain areas of China. We are monitoring the impacts of the UFLPA on our solar cells and panels suppliers.
Further disruptions may impact our suppliers’ ability or willingness to meet their contractual agreements or to continue to supply cells or panels into the U.S. market on terms that we deem satisfactory.
The impact of any adverse Commerce determination, the impact of the UFLPA, future disruptions to the solar panel supply chain and their effect on AES’ U.S. solar project development and construction activities are uncertain. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewables projects.

52 | The AES Corporation | June 30, 2022 Form 10-Q
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
AES Puerto Rico and AES Ilumina’s non-recourse debt of $177 million and $28 million, respectively, continue to be in technical default and are classified as current as of June 30, 2022 as a result of PREPA’s bankruptcy filing in July 2017. The Company is in compliance with its debt payment obligations as of June 30, 2022.
On April 12, 2022, a mediation team was appointed to prepare the plan to resolve the PREPA Title III case and related proceedings, which is expected to conclude by August 15, 2022.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $85 million is recoverable as of June 30, 2022.
Reference Rate Reform — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2021 Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association ("IBA") has determined that it will cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. AES holds a substantial amount of debt and derivative contracts referencing LIBOR as an interest rate benchmark. In order to facilitate an organized transition from LIBOR to alternative benchmark rate(s), AES has established a process to measure and mitigate risks associated with the cessation of LIBOR. As part of this initiative, alternative benchmark rates have been, and continue to be, assessed, and implemented for newly executed agreements. Many of AES’ existing agreements include provisions designed to facilitate an orderly transition from LIBOR, and interest rate derivatives address the LIBOR transition through the adoption of the ISDA 2020 IBOR Fallbacks Protocol and subsequent amendments. To the extent that the terms of the credit agreements and derivative instruments do not align following the cessation of LIBOR rates, AES will seek to negotiate contract amendments with counterparties or additional derivatives contracts.
Global Tax — The macroeconomic and political environments in the U.S. and in some countries where our subsidiaries conduct business have changed during 2021 and 2022. This could result in significant impacts to tax law. For example, on July 1, 2022, the Chilean government proposed to reduce the corporate tax rate from 27% to 25%, limit net operating loss utilization per year, and introduce a disintegrated system whereby dividends may be subject to a 22% withholding tax, among other changes. The potential impact to the Company may be material.
Additionally, in the first quarter of 2022, the Biden Administration released its fiscal year 2023 budget, which includes proposed U.S. corporate and international tax reform proposals that would increase the U.S. corporate income tax rate and GILTI tax rate, replace BEAT with rules in line with OECD Pillar 2 Model Rules, eliminate tax preferences for fossil fuels, among others. Also in the first quarter of 2022, the European Commission published an amended draft Directive on Pillar 2 which includes numerous amendments compared to the version published in the fourth quarter of 2021. The potential timing for possible enactment and impact to the Company remains unknown, but may be material.
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

53 | The AES Corporation | June 30, 2022 Form 10-Q
Alto Maipo
Alto Maipo is currently constructing a hydroelectric facility near Santiago, Chile which is approximately 99% complete and started generating energy in the fourth quarter of 2021 as part of the commissioning process. The Alto Maipo project (the “Project”) has experienced significant construction difficulties, which resulted in a substantial increase in project costs over the original budget and led to a series of negotiations that resulted in securing additional funding from creditors and additional equity injections from AES Andes. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2021 Form 10-K for further information.
On November 17, 2021, Alto Maipo SpA commenced a reorganization proceeding in accordance with Chapter 11 of the U.S. Bankruptcy Code, through a voluntary petition. Consequently, through Chapter 11 proceedings, The AES Corporation was no longer considered to have control over Alto Maipo and, therefore, derecognized Alto Maipo from its Consolidated Balance Sheets and recognized an after-tax loss of approximately $1.2 billion, net of noncontrolling interests, in the Consolidated Statement of Operations in the fourth quarter of 2021, associated with the loss of control attributable to the former controlling interest.
On May 26, 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore will not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo.
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
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions will involve a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict the outcome of the PPA Discussions or when those discussions will conclude. Nor can we predict how DG Comp might resolve its review if the PPA Discussions fail to result in an agreement concerning the agency’s review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not,

54 | The AES Corporation | June 30, 2022 Form 10-Q
there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2022, the carrying value of our long-lived assets at Maritza is $452 million.
AES Ohio Distribution Rate Case — On November 30, 2020, AES Ohio filed a new distribution rate case with the The Public Utilities Commission of Ohio (“PUCO”) that proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case, but not yet included in distribution rates, other distribution investments since September 2015, and other investments and expenses. Certain parties that have intervened in the distribution rate case have argued that ESP 1 incorporates a distribution rate freeze. The rate case is pending a commission order and we are unable to predict the outcome at this time.
AES Indiana Integrated Resource Plan (“IRP”) — AES Indiana has begun holding public advisory meetings for its 2022 IRP. Changes to its generation portfolio are evaluated and decided through the IRP. AES Indiana issued an all-source Request for Proposal on April 14, 2022, in order to competitively procure replacement capacity; such need is being evaluated in AES Indiana's 2022 IRP.
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Impairments
Long-lived Assets — During the six months ended June 30, 2022, the Company recognized asset impairment expense of $483 million. See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets that were assessed for impairment totaled $454 million at June 30, 2022.
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

55 | The AES Corporation | June 30, 2022 Form 10-Q
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
On April 6, 2022, the EPA published a proposed Federal Implementation Plan to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule would establish a revised CSAPR NOx Ozone Season Group 3 trading program of 25 states, including Indiana and Maryland. In addition to other requirements, if finalized, electric generating units (“EGUs”) in these states would begin receiving fewer allowances as soon as 2023, possibly resulting in the need to purchase additional allowances.
While the Company's additional CSAPR compliance costs to date have been immaterial, the future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time, but it could be material.
Climate Change Regulation — On July 8, 2019, the EPA published the final Affordable Clean Energy (“ACE”) Rule, along with associated revisions to implementing regulations, in addition to final revocation of the CPP. The ACE Rule determines that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final ACE Rule established CO2 emission rules for existing power plants under CAA Section 111(d) and replaced the EPA's 2015 Clean Power Plan Rule (“CPP”), which among other things, had called on states to mandate that power companies shift electricity generation to lower or zero carbon fuel sources. In the final ACE rule, the EPA determined that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. AES Indiana Petersburg and AES Warrior Run have coal-fired electric generating units that could have been impacted by this regulation. On January 19, 2021, the D.C. Circuit vacated and remanded to the EPA the ACE Rule, although the parties had an opportunity to request a rehearing at the D.C. Circuit or seek a review of the decision by the U.S. Supreme Court. On March 5, 2021, the D.C. Circuit issued the partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP did not take effect while the EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating units. On October 29, 2021, the U.S. Supreme Court granted petitions to review the decision by the D.C. Circuit to vacate the ACE Rule. On June 30, 2022, the Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion. The opinion held that the “generation shifting” approach in the CPP exceeded the authority granted to EPA by Congress under Section 111(d) of the CAA. The impact of the results of further proceedings and potential future greenhouse gas emissions regulations remains uncertain.
Waste Management — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements, and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act ("WIN Act") was signed into law. This includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible

56 | The AES Corporation | June 30, 2022 Form 10-Q
federal permit program. If this rule is finalized before Indiana or Puerto Rico establishes a state-level CCR permit program, AES CCR units in those locations could eventually be required to apply for a federal CCR permit from the EPA. The EPA has indicated that it will implement a phased approach to amending the CCR Rule, which is ongoing. On August 28, 2020, the EPA published final amendments to the CCR Rule titled "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if the EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to the EPA by November 30, 2020. On January 25, 2022, the EPA released proposed determinations regarding nine CCR Part A Rule demonstrations. On the same day, the EPA issued four compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. On July 12, 2022, EPA released prepublication determinations regarding two CCR Part A Rule demonstrations. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.
The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data, or the outcome of CCR-related litigation could have a material impact on our business, financial condition, and results of operations. AES Indiana would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard.
Capital Resources and Liquidity
Overview
As of June 30, 2022, the Company had unrestricted cash and cash equivalents of $1.1 billion, of which $29 million was held at the Parent Company and qualified holding companies. The Company had $595 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $576 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $17 billion and $4.2 billion, respectively. Of the $2.2 billion of our current non-recourse debt, $2 billion was presented as such because it is due in the next twelve months and $212 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents, of which $205 million is due to the bankruptcy of the offtaker.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to drawings of $810 million under its revolving credit facility. On a consolidated basis, of the Company’s

57 | The AES Corporation | June 30, 2022 Form 10-Q
$21.5 billion of total gross debt outstanding as of June 30, 2022, approximately $3.1 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $1.5 billion of our floating rate non-recourse exposure as variable rate instruments act as a natural hedge against inflation in Brazil.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of June 30, 2022, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $2.3 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As the Parent Company has only recently been upgraded to investment grade by all three rating agencies, some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of June 30, 2022, we had $155 million in letters of credit outstanding provided under our unsecured credit facility and $26 million in letters of credit outstanding provided under our revolving credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended June 30, 2022, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables
As of June 30, 2022, the Company had approximately $47 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Argentina and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond June 30, 2023, or one year from the latest balance sheet date. The majority of Argentine receivables have been converted into long-term financing for the construction of power plants. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government. A portion relates to the extension of existing PPAs with the addition of renewable energy. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—South America SBU—Argentina—Regulatory Framework and Market Structure included in our 2021 Form 10-K for further information.

58 | The AES Corporation | June 30, 2022 Form 10-Q
As of June 30, 2022, the Company had approximately $1.2 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. In December 2020, Mong Duong met the held-for-sale criteria and the loan receivable balance, net of CECL reserve, was reclassified to held-for-sale assets. As of June 30, 2022, $95 million of the loan receivable balance was classified as Current held-for-sale assets and $1.1 billion was classified as Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheets. See Note 13—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the six months ended June 30, 2022 were debt financings, cash flows from operating activities, and sales of short-term investments. The primary uses of cash in the six months ended June 30, 2022 were repayments of debt, capital expenditures, purchases of short-term investments, and acquisitions of noncontrolling interests.
The primary sources of cash for the Company in the six months ended June 30, 2021 were were debt financings, proceeds from the issuance of Equity Units, cash flows from operating activities, and sales of short-term investments. The primary uses of cash in the six months ended June 30, 2021 were repayments of debt, capital expenditures, and purchases of short-term investments.
A summary of cash-based activities are as follows (in millions):

	Six Months Ended June 30,
Cash Sources:	2022	2021
Issuance of non-recourse debt	$3,132	$700
Borrowings under the revolving credit facilities	3,100	998
Net cash provided by operating activities	865	604
Sale of short-term investments	345	316
Sales to noncontrolling interests	229	20
Issuance of preferred shares in subsidiaries	60	151
Contributions from noncontrolling interests	28	95
Issuance of preferred stock	—	1,015
Other	34	207
Total Cash Sources	$7,793	$4,106

Cash Uses:
Repayments under the revolving credit facilities	$(2,269)	$(932)
Capital expenditures	(1,659)	(999)
Repayments of non-recourse debt	(1,469)	(939)
Purchase of short-term investments	(694)	(258)
Acquisitions of noncontrolling interests	(540)	(17)
Purchase of emissions allowances	(293)	(88)
Dividends paid on AES common stock	(211)	(200)
Contributions and loans to equity affiliates	(169)	(173)
Acquisitions of business interests, net of cash and restricted cash sold	(107)	(81)
Distributions to noncontrolling interests	(93)	(129)
Other	(122)	(91)
Total Cash Uses	$(7,626)	$(3,907)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$167	$199
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative six month period (in millions):

	Six Months Ended June 30,
Cash flows provided by (used in):	2022	2021	$ Change
Operating activities	$865	$604	$261
Investing activities	(2,583)	(1,145)	(1,438)
Financing activities	1,924	682	1,242

59 | The AES Corporation | June 30, 2022 Form 10-Q
Operating Activities
Net cash provided by operating activities increased $261 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
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
•Adjusted net income decreased $425 million primarily due to lower margins at our South America SBU and an increase in interest expense, partially offset by higher margins at our Eurasia SBU.
•Working capital requirements decreased $686 million, primarily due to the GSF liability payment at Tietê in the prior year, deferred income at Angamos in the prior year due to revenue recognized for the early contract terminations with Minera Escondida and Minera Spence, and the change in income tax liabilities, partially offset by an increase in inventory, primarily fuel and other raw materials, at AES Andes.
Investing Activities
Net cash used in investing activities increased $1.4 billion for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
Investing Cash Flows
(in millions)
•Cash used for short-term investing activities increased $407 million, primarily at AES Brasil as a result of higher net short-term investment purchases in 2022.
•Purchases of emissions allowances increased $205 million, primarily in Bulgaria as a result of increased demand and higher CO2 prices.
•Capital expenditures increased $660 million, discussed further below.

60 | The AES Corporation | June 30, 2022 Form 10-Q
Capital Expenditures
(in millions)
•Growth expenditures increased $612 million, primarily driven by an increase in renewable projects at AES Clean Energy and AES Brasil, and by higher TDSIC plan and renewable project investments at AES Indiana, partially offset by the timing of payments for the construction of the Alamitos Energy Center at Southland Energy in the prior year.
•Maintenance expenditures increased $49 million, primarily due to the timing of payments and increased expenditures at AES Indiana and AES Ohio.
•Environmental expenditures decreased $1 million, with no material drivers.
Financing Activities
Net cash provided by financing activities increased $1.2 billion for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
Financing Cash Flows
(in millions)
See Notes 7—Debt and 11—Equity in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt and equity transactions.
•The $1.9 billion impact from non-recourse debt transactions is primarily due to an increase in net borrowings in the Netherlands and Panama, the United Kingdom, AES Clean Energy, IPALCO, AES Ohio, AES Brasil, and AES Andes, and by a decrease in net repayments in the Dominican Republic.
•The $515 million impact from Parent Company revolver transactions is primarily due to higher net borrowings in the current year.
•The $250 million impact from from non-recourse revolver transactions is primarily due to higher net borrowings in the Dominican Republic and at AES Clean Energy, partially offset by higher net repayments at AES Ohio.
•The $209 million impact from sales to noncontrolling interests is primarily due to proceeds received from the sales of ownership interests in Andes Solar 2a and Los Olmos as part of the Chile Renovables renewable partnership, and at AES Clean Energy from the sales of ownership in project companies to tax equity partners.

61 | The AES Corporation | June 30, 2022 Form 10-Q
•The $1 billion impact from issuance of preferred stock is due to the issuance of Equity Units at the Parent Company in the prior year.
•The $523 million impact from acquisitions of noncontrolling interests is mainly due to the acquisition of an additional 32% ownership interest in AES Andes.
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

	June 30, 2022	December 31, 2021
Consolidated cash and cash equivalents	$1,075	$943
Less: Cash and cash equivalents at subsidiaries	(1,046)	(902)
Parent Company and qualified holding companies’ cash and cash equivalents	29	41
Commitments under the Parent Company credit facility	1,250	1,250
Less: Letters of credit under the credit facility	(26)	(48)
Less: Borrowings under the credit facility	(810)	(365)
Borrowings available under the Parent Company credit facility	414	837
Total Parent Company Liquidity	$443	$878
The Company utilizes its Parent Company credit facility for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year.
The Parent Company paid dividends of $0.1580 per outstanding share to its common stockholders during the first and second quarters of 2022 for dividends declared in December 2021 and February 2022, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4.2 billion and $3.8 billion as of June 30, 2022 and December 31, 2021, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2021 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our revolving credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions

62 | The AES Corporation | June 30, 2022 Form 10-Q
and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of June 30, 2022, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2.2 billion. The portion of current debt related to such defaults was $212 million at June 30, 2022, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. An additional $75 million of debt in default exists at the subsidiary AES Jordan PSC which was classified as a current held-for-sale liability at June 30, 2022. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents, of which $205 million is due to the bankruptcy of the offtaker. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of June 30, 2022, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of June 30, 2022, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2021 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2022.

63 | The AES Corporation | June 30, 2022 Form 10-Q
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
AES businesses will see changes in variable margin performance as global commodity prices shift. As of June 30, 2022, we project pre-tax earnings exposure on a 10% (uncorrelated) move in commodity prices would be approximately a $10 million gain for power, a $5 million gain for coal, a $5 million loss for oil, and a $10 million loss for natural gas. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower power, higher oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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

64 | The AES Corporation | June 30, 2022 Form 10-Q
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
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward-looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distributions and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis, which could result in greater volatility in earnings. The largest foreign exchange risks over the remaining period of 2022 stem from the following currencies: Brazilian real, Colombian peso, and Euro. As of June 30, 2022, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Euro, Brazilian real, and Colombia peso each are projected to be impacted by less than a $5 million loss. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2022 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains or losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
Interest Rate Risks
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable and fixed-rate debt, as well as interest rate swap, cap, floor, and option agreements.

65 | The AES Corporation | June 30, 2022 Form 10-Q
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
As of June 30, 2022, the portfolio’s pre-tax earnings exposure for 2022 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $15 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2022, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

66 | The AES Corporation | June 30, 2022 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of June 30, 2022.
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

67 | The AES Corporation | June 30, 2022 Form 10-Q
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
In October 2015, AES Indiana received an NOV alleging violations of the Clean Air Act (“CAA”), the Indiana State Implementation Plan (“SIP”), and the Title V operating permit related to alleged particulate and opacity violations at Petersburg Station Unit 3. In addition, in February 2016, AES Indiana received an NOV from the EPA alleging violations of New Source Review and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Station. On August 31, 2020, AES Indiana reached a settlement with the EPA, the DOJ and the Indiana Department of Environmental Management (“IDEM”), resolving these purported violations of the CAA at Petersburg Station. The settlement agreement, in the form of a proposed judicial consent decree, was approved and entered by the U.S. District Court for the Southern District of Indiana on March 23, 2021, and includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than AES Indiana's current Title V air permit; payment of civil penalties totaling $1.5 million; a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.3 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If AES Indiana does not meet the retirement obligation, it must install a Selective Non-Catalytic Reduction System (“SNCR”) on Unit 4.
In June 2017, Alto Maipo terminated one of its contractors, Constructora Nuevo Maipo S.A. (“CNM”), given CNM’s stoppage of tunneling works, its failure to produce a completion plan, and its other breaches of contract. Also, Alto Maipo drew $73 million under letters of credit (“LC Funds”) in connection with its termination of CNM. Alto Maipo initiated arbitration against CNM to recover excess completion costs and other damages totaling at least $236 million (net of the LC Funds) relating to CNM’s breaches (“First Arbitration”). CNM denied liability and sought a declaration that its termination was wrongful, alleged damages relating to that termination, and other relief. CNM alleged that it was entitled to damages ranging from $70 million to $170 million (which included the LC Funds) plus interest and costs, based on various scenarios. Alto Maipo contested those submissions. The evidentiary hearing in the First Arbitration took place May 20-31, 2019, and closing arguments were heard June 9-10, 2020. Also, in August 2018, CNM purported to initiate a separate arbitration against AES Andes and the Company (“Second Arbitration”). In the Second Arbitration, CNM sought to pierce Alto Maipo’s corporate veil and appeared to seek an award holding AES Andes and the Company jointly and severally liable to pay any alleged net amounts that were found to be due to CNM in the First Arbitration or otherwise. The Second Arbitration was consolidated into the First Arbitration. In October 2021, the Tribunal issued a final and enforceable Partial Award in favor of Alto Maipo. The Tribunal held, among other things, that Alto Maipo properly terminated the relevant tunneling contract and that Alto Maipo’s draw of the LC Funds was proper. Also, the Tribunal determined that Alto Maipo was entitled to be paid additional damages of nearly $107 million (net after offsets) and that interest would accrue on the total amount of damages awarded until paid by CNM. The Tribunal also dismissed the Second Arbitration as moot. The Tribunal reserved for further proceedings, the issues of the interest to be paid by CNM and, as to all parties, the award of legal fees and costs. CNM subsequently made an application for an immaterial correction to the Partial Award. That application was granted with the consent of Alto Maipo. CNM also filed an application to revise the Partial Award (“Revision Application”) seeking to reduce the net damages awarded to Alto Maipo to approximately $42 million. The Tribunal later rejected CNM’s Revision Application, upon consideration of Alto Maipo’s objections. Also, in May 2022, CNM initiated a separate proceeding in the Santiago Court of Appeals seeking to annul the Partial Award under Chilean Law (“Annulment Proceeding”). In July 2022, the parties entered into a settlement agreement fully and finally settling this dispute (“Agreement”). Pursuant to the Agreement, settlement payments were received by Alto Maipo, AES Andes, and the Company. The parties have waived all existing or potential future claims between them. Furthermore, the above-referenced First Arbitration, Second Arbitration, and Annulment Proceeding have been dismissed with prejudice.
In October 2017, the Maritime Prosecution Office from Valparaíso issued a ruling alleging responsibility by AES Andes for the presence of coal waste on Ventanas beach, and proposed a fine before the Maritime Governor, of approximately $395,000. AES Andes submitted its statement of defense, denying the allegations. In May 2021, AES Andes was notified of an amended Opinion of the Maritime Prosecution Office which extends the alleged liability to a third party and reduces the proposed fine to AES Andes to approximately $372,000. On August 18, 2021, the Maritime Governor issued a resolution affirming the proposed fine, and on September 8, AES Andes filed an administrative action with the Maritime Governor requesting reconsideration of the fine. On December 28, 2021 the resolution rejecting the reinstatement appeal was notified and on January 17, 2022 AES Andes filed an appeal against that ruling. In April 2022, Puerto Ventanas requested that the Maritime Authority join this proceeding with a parallel proceeding; however, the request was rejected. In May 2022, the General Director of the Maritime Territory

68 | The AES Corporation | June 30, 2022 Form 10-Q
and Merchant Marine of the Chilean Navy rejected AES Andes’ appeal and imposed a fine of $341,363. AES Andes will continue with administrative appeals, but the fine must be payed, as it is not suspended during the pendency of the remaining appeals. AES Andes believes that it has meritorious defenses to the allegations; however, there are no assurances it will be successful.
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
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE makes allegations that AES Mérida III is in breach of its obligations under a power and capacity purchase agreement (“Contract”) between the two parties, which allegations related to CFE’s own failure to provide fuel within the specifications of the Contract. CFE seeks to recover approximately $200 million in payments made to AES Mérida under the Contract as well as approximately $480 million in alleged damages for having to acquire power from alternative sources in the Yucatan Peninsula. AES Mérida has filed an answer denying liability to CFE and asserting a counterclaim for damages due to CFE’s breach of its obligations. The parties submitted their respective initial briefs and supporting evidence in December 2020. After additional briefing, the evidentiary hearing took place in November 2021. Closing arguments were heard in May 2022. The parties are awaiting the decision of the arbitration Tribunal. AES Mérida believes that it has meritorious defenses and claims and will assert them vigorously in the arbitration; however, there can be no assurances that it will be successful in its efforts.
On May 12, 2021, the Federal Attorney for Environmental Protection (the “Authority”) initiated an environmental audit at the Termoelectrica del Golfo (“TEG”) and Termoelectrica del Peñoles (“TEP”) thermal generating facilities. On July 15, 2022, TEG was notified of the resolution issued by the Authority, which alleges breaches of air emission regulations, including failure to submit reports. The resolution imposes a fine of $8,467,360 pesos (approximately USD $400,000). The facility has until September 8, 2022 to file a nullity judgment to challenge the resolution. No resolution for TEP’s audit has been issued. The Company believes that it has meritorious defenses to the claims

69 | The AES Corporation | June 30, 2022 Form 10-Q
asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
On July 25, 2022, AES Puerto Rico, LP (“AES-PR”) received from the EPA an NOV alleging certain violations of the CAA at AES-PR’s coal-fired power facility in Guayama, Puerto Rico. The NOV alleges AES-PR exceeded an emission limit and did not continuously operate certain monitoring equipment, conduct certain analyses and testing, maintain complete records, and submit certain reports as required by the EPA’s Mercury and Air Toxics Standards. The NOV further alleges AES-PR did not comply fully with the facility’s Title V operating permit. AES-PR expects to engage in discussions with the EPA about the NOV in the near term. AES-PR will defend its interests, but we cannot predict the outcome of this matter at this time. However, settlements and litigated outcomes of CAA claims alleged against other coal-fired power plants have required companies to pay civil penalties and undertake remedial measures.
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
We are in the business of generating and distributing electricity, which involves certain risks that can adversely affect financial and operating performance, including:
•changes in the availability of our generation facilities or distribution systems due to increases in scheduled and unscheduled plant outages, equipment failure, failure of transmission systems, labor disputes, disruptions in fuel supply, poor hydrologic and wind conditions, inability to comply with regulatory or permit requirements, or catastrophic events such as fires, floods, storms, hurricanes, earthquakes, dam failures, tsunamis, explosions, terrorist acts, cyber-attacks or other similar occurrences; and
•changes in our operating cost structure, including, but not limited to, increases in costs relating to gas, coal, oil and other fuel; fuel transportation; purchased electricity; operations, maintenance and repair; environmental compliance, including the cost of purchasing emissions offsets and capital expenditures to install environmental emission equipment; transmission access; and insurance.
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

70 | The AES Corporation | June 30, 2022 Form 10-Q
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

71 | The AES Corporation | June 30, 2022 Form 10-Q
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of June 30, 2022, $264 million remained available for repurchase under the Program. No repurchases were made by The AES Corporation of its common stock during the second quarter of 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

72 | The AES Corporation | June 30, 2022 Form 10-Q
ITEM 6. EXHIBITS

31.1	Rule13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

73 | The AES Corporation | June 30, 2022 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	August 4, 2022	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Vice President and Controller (Principal Accounting Officer)