Form 10-Q
period 2022-09-30
AES CORP
filed 2022-11-04
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on November 1, 2022 was 667,949,778.

The AES Corporation
Form 10-Q for the Quarterly Period ended September 30, 2022

1 | The AES Corporation | September 30, 2022 Form 10-Q
Glossary of Terms
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Brasil	AES Tietê Energia S.A., formerly branded as AES Tietê
AES Clean Energy Development	AES Clean Energy Development, LLC
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AIMCo	Alberta Management Investment Corporation
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCEE	Brazilian Chamber of Electric Energy Commercialization
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash, and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
DG Comp	Directorate-General for Competition
DPL	DPL Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
FASB	Financial Accounting Standards Board
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens (NASDAQ: FLNC)
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation Book Value
IPALCO	IPALCO Enterprises, Inc.
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

2 | The AES Corporation | September 30, 2022 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,553	$943
Restricted cash	314	304
Short-term investments	671	232
Accounts receivable, net of allowance for doubtful accounts of $5 and $5, respectively	1,787	1,418
Inventory	998	604
Prepaid expenses	149	142
Other current assets	1,303	897
Current held-for-sale assets	853	816
Total current assets	7,628	5,356
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	465	426
Electric generation, distribution assets and other	26,003	25,552
Accumulated depreciation	(8,532)	(8,486)
Construction in progress	3,661	2,414
Property, plant and equipment, net	21,597	19,906
Other Assets:
Investments in and advances to affiliates	1,121	1,080
Debt service reserves and other deposits	167	237
Goodwill	1,179	1,177
Other intangible assets, net of accumulated amortization of $415 and $385, respectively	1,626	1,450
Deferred income taxes	380	409
Other noncurrent assets, net of allowance of $57 and $23, respectively	2,964	2,188
Noncurrent held-for-sale assets	1,113	1,160
Total other assets	8,550	7,701
TOTAL ASSETS	$37,775	$32,963
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,688	$1,153
Accrued interest	210	182
Accrued non-income taxes	244	266
Accrued and other liabilities	1,212	1,205
Non-recourse debt, including $321 and $302, respectively, related to variable interest entities	2,007	1,367
Current held-for-sale liabilities	541	559
Total current liabilities	5,902	4,732
NONCURRENT LIABILITIES
Recourse debt	4,668	3,729
Non-recourse debt, including $2,167 and $2,223, respectively, related to variable interest entities	15,530	13,603
Deferred income taxes	1,169	977
Other noncurrent liabilities	3,167	3,358
Noncurrent held-for-sale liabilities	677	740
Total noncurrent liabilities	25,211	22,407
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	1,201	1,257
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	838	838
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 818,790,001 issued and 667,949,778 outstanding at September 30, 2022 and 818,717,043 issued and 666,793,625 outstanding at December 31, 2021)	8	8
Additional paid-in capital	6,818	7,106
Accumulated deficit	(732)	(1,089)
Accumulated other comprehensive loss	(1,691)	(2,220)
Treasury stock, at cost (150,840,223 and 151,923,418 shares at September 30, 2022 and December 31, 2021, respectively)	(1,832)	(1,845)
Total AES Corporation stockholders’ equity	3,409	2,798
NONCONTROLLING INTERESTS	2,052	1,769
Total equity	5,461	4,567
TOTAL LIABILITIES AND EQUITY	$37,775	$32,963
See Notes to Condensed Consolidated Financial Statements.

3 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions, except share and per share amounts)
Revenue:
Regulated	$976	$768	$2,613	$2,147
Non-Regulated	2,651	2,268	6,944	6,224
Total revenue	3,627	3,036	9,557	8,371
Cost of Sales:
Regulated	(896)	(644)	(2,335)	(1,806)
Non-Regulated	(1,839)	(1,632)	(5,237)	(4,413)
Total cost of sales	(2,735)	(2,276)	(7,572)	(6,219)
Operating margin	892	760	1,985	2,152
General and administrative expenses	(51)	(39)	(149)	(130)
Interest expense	(276)	(242)	(813)	(669)
Interest income	100	71	270	212
Loss on extinguishment of debt	(1)	(22)	(8)	(41)
Other expense	(10)	(12)	(51)	(32)
Other income	4	48	80	274
Gain on disposal and sale of business interests	1	22	—	81
Asset impairment expense	(50)	(29)	(533)	(1,374)
Foreign currency transaction gains (losses)	8	29	(60)	(8)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	617	586	721	465
Income tax expense	(145)	(126)	(186)	(75)
Net equity in earnings (losses) of affiliates	(26)	25	(54)	(15)
INCOME FROM CONTINUING OPERATIONS	446	485	481	375
Gain from disposal of discontinued businesses	—	—	—	4
NET INCOME	446	485	481	379
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(25)	(142)	(124)	(156)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$421	$343	$357	$223
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$421	$343	$357	$219
Income from discontinued operations, net of tax	—	—	—	4
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$421	$343	$357	$223
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.63	$0.52	$0.53	$0.32
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	—	—	0.01
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.63	$0.52	$0.53	$0.33
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.59	$0.48	$0.50	$0.31
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	—	—	0.01
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.59	$0.48	$0.50	$0.32
DILUTED SHARES OUTSTANDING	711	711	711	701
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
NET INCOME	$446	$485	$481	$379
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	(80)	(58)	(97)	(89)
Reclassification to earnings, net of $0 income tax for all periods	—	—	—	3
Total foreign currency translation adjustments	(80)	(58)	(97)	(86)
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $(62), $2, $(196), and $(17), respectively	189	(6)	731	62
Reclassification to earnings, net of income tax benefit (expense) of $1, $(10), $(12), and $(23), respectively	14	30	52	79
Total change in fair value of derivatives	203	24	783	141
Pension activity:
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax expense of $0, $1, $0, and $1, respectively	—	(1)	—	(1)
Reclassification to earnings, net of income tax benefit (expense) of $(1), $1, $(1), and $0, respectively	1	4	2	5
Total pension adjustments	1	3	2	4
OTHER COMPREHENSIVE INCOME (LOSS)	124	(31)	688	59
COMPREHENSIVE INCOME	570	454	1,169	438
Less: Comprehensive income attributable to noncontrolling interests and redeemable stock of subsidiaries	(50)	(125)	(207)	(172)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$520	$329	$962	$266
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount(1)	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2022	1.0	$838	818.7	$8	152.0	$(1,845)	$7,106	$(1,089)	$(2,220)	$1,769
Net income	—	—	—	—	—	—	—	115	—	94
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	131	1
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	265	22
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	1	—
Total other comprehensive income	—	—	—	—	—	—	—	—	397	23
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(25)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(93)	—	(76)	(367)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	86
Sales to noncontrolling interests	—	—	—	—	—	—	7	—	—	30
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	60
Dividends declared on common stock ($0.1580/share)	—	—	—	—	—	—	(105)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(1.1)	13	(12)	—	—	—
Balance at March 31, 2022	1.0	$838	818.7	$8	150.9	$(1,832)	$6,903	$(974)	$(1,899)	$1,670
Net income (loss)	—	—	—	—	—	—	—	(179)	—	50
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(146)	(3)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	255	15
Total other comprehensive income	—	—	—	—	—	—	—	—	109	12
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(45)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	3
Sales to noncontrolling interests	—	—	—	—	—	—	10	—	—	170
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	—	—	11	—	—	—
Balance at June 30, 2022	1.0	$838	818.7	$8	150.9	$(1,832)	$6,924	$(1,153)	$(1,790)	$1,858
Net income	—	—	—	—	—	—	—	421	—	31
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(75)	(4)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	174	14
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income	—	—	—	—	—	—	—	—	99	11
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(38)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(3)	—	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	78
Sales to noncontrolling interests	—	—	—	—	—	—	(2)	—	—	114
Dividends declared on common stock ($0.1580/share)	—	—	—	—	—	—	(106)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(0.1)	—	5	—	—	—
Balance at September 30, 2022	1.0	$838	818.8	$8	150.8	$(1,832)	$6,818	$(732)	$(1,691)	$2,052

(1)     The balance at January 1, 2022 includes a $13 million reclass from Additional paid-in capital to Preferred stock to reflect the retrospective adoption of ASU 2020-06. For further information, see Note 1—Financial Statement Presentation.

6 | The AES Corporation

	Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2021	—	$—	818.4	$8	153.0	$(1,858)	$7,561	$(680)	$(2,397)	$2,086
Net income (loss)	—	—	—	—	—	—	—	(148)	—	119
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(53)	(16)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	219	27
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income	—	—	—	—	—	—	—	—	166	12
Fair value adjustment (1)	—	—	—	—	—	—	33	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(17)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(5)	—	(6)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	94
Issuance of preferred stock	1.0	1,043	—	—	—	—	(235)	—	—	—
Dividends declared on common stock ($0.1505/share)	—	—	—	—	—	—	(101)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.2	—	(0.7)	8	(12)	—	—	—
Balance at March 31, 2021	1.0	$1,043	818.6	$8	152.3	$(1,850)	$7,241	$(828)	$(2,237)	$2,291
Net income (loss)	—	—	—	—	—	—	—	28	—	(103)
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	30	11
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(140)	(9)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	1	(1)
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(109)	1
Fair value adjustment (1)	—	—	—	—	—	—	(36)	—	—	—
Disposition of business interests (2)	—	—	—	—	—	—	—	—	—	(109)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(117)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(2)	—	(1)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1
Sales to noncontrolling interests	—	—	—	—	—	—	—	—	—	17
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	151
Issuance of preferred stock	—	—	—	—	—	—	1	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	—	—	7	—	—	—
Balance at June 30, 2021	1.0	$1043	818.7	$8	152.3	$(1,850)	$7,211	$(800)	$(2,347)	$2,132
Net income	—	—	—	—	—	—	—	343	—	145
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(33)	(25)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	18	6
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	1	2
Total other comprehensive loss	—	—	—	—	—	—	—	—	(14)	(17)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(40)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(8)	—	(4)	—
Sales to noncontrolling interests	—	—	—	—	—	—	(6)	—	—	62
Dividends declared on AES common stock ($0.1505/share)	—	—	—	—	—	—	(100)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.3)	4	2	—	—	—
Balance at September 30, 2021	1.0	$1043	818.7	$8	152.0	$(1,846)	$7,099	$(457)	$(2,365)	$2,282
(1)     Adjustment to record the redeemable stock of Colon at fair value.
(2)     See Note 17—Held-For-Sale and Dispositions for further information.

See Notes to Condensed Consolidated Financial Statements.

7 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(in millions)
OPERATING ACTIVITIES:
Net income	$481	$379
Adjustments to net income:
Depreciation and amortization	800	795
Gain on disposal and sale of business interests	—	(81)
Impairment expense	533	1,374
Deferred income taxes	—	(77)
Loss on extinguishment of debt	8	41
Gain on remeasurement to acquisition date fair value	—	(220)
Loss of affiliates, net of dividends	78	28
Emissions allowance expense	319	209
Other	36	145
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(409)	(118)
(Increase) decrease in inventory	(361)	(70)
(Increase) decrease in prepaid expenses and other current assets	(116)	(36)
(Increase) decrease in other assets	251	25
Increase (decrease) in accounts payable and other current liabilities	108	(257)
Increase (decrease) in income tax payables, net and other tax payables	(131)	(375)
Increase (decrease) in deferred income	48	(360)
Increase (decrease) in other liabilities	4	(23)
Net cash provided by operating activities	1,649	1,379
INVESTING ACTIVITIES:
Capital expenditures	(2,711)	(1,534)
Acquisitions of business interests, net of cash and restricted cash acquired	(114)	(93)
Proceeds from the sale of business interests, net of cash and restricted cash sold	1	91
Sale of short-term investments	654	525
Purchase of short-term investments	(1,091)	(372)
Contributions and loans to equity affiliates	(202)	(321)
Affiliate repayments and returns of capital	71	195
Purchase of emissions allowances	(415)	(179)
Other investing	(18)	(40)
Net cash used in investing activities	(3,825)	(1,728)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	4,214	1,251
Repayments under the revolving credit facilities	(2,782)	(1,031)
Issuance of recourse debt	200	7
Repayments of recourse debt	(29)	(7)
Issuance of non-recourse debt	3,554	978
Repayments of non-recourse debt	(1,772)	(1,342)
Payments for financing fees	(83)	(19)
Distributions to noncontrolling interests	(129)	(173)
Acquisitions of noncontrolling interests	(541)	(17)
Contributions from noncontrolling interests	122	95
Sales to noncontrolling interests	336	81
Issuance of preferred shares in subsidiaries	60	151
Issuance of preferred stock	—	1,014
Dividends paid on AES common stock	(316)	(301)
Payments for financed capital expenditures	(23)	(6)
Other financing	52	(160)
Net cash provided by financing activities	2,863	521
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(44)	(25)
Increase in cash, cash equivalents and restricted cash of held-for-sale businesses	(93)	—
Total increase in cash, cash equivalents and restricted cash	550	147
Cash, cash equivalents and restricted cash, beginning	1,484	1,827
Cash, cash equivalents and restricted cash, ending	$2,034	$1,974
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$654	$576
Cash payments for income taxes, net of refunds	203	407
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Notes payable issued for the acquisition of business interests (see Notes 11 and 18)	—	258
Non-cash consideration transferred for AES Clean Energy acquisitions (see Note 18)	—	99

See Notes to Condensed Consolidated Financial Statements.

8 | Notes to Condensed Consolidated Financial Statements | September 30, 2022 and 2021
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2022 and 2021
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of expected results for the year ending December 31, 2022. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in the 2021 Form 10-K filed with the SEC on February 28, 2022 (the “2021 Form 10-K”).
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
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,553	$943
Restricted cash	314	304
Debt service reserves and other deposits	167	237
Cash, Cash Equivalents, and Restricted Cash	$2,034	$1,484
ASC 326 - Financial Instruments - Credit Losses - The following table represents the rollforward of the allowance for credit losses for the period indicated (in millions):

9 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021

Nine Months Ended September 30, 2022	Accounts Receivable (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Lease Receivable (3)	Other	Total
CECL reserve balance at beginning of period	$3	$30	$23	$—	$7	$63
Current period provision	7	—	22	20	—	49
Write-offs charged against allowance	(9)	—	—	—	(6)	(15)
Recoveries collected	2	(1)	—	—	—	1
Foreign exchange	—	—	(8)	—	—	(8)
CECL reserve balance at end of period	$3	$29	$37	$20	$1	$90

Nine Months Ended September 30, 2021	Accounts Receivable (1)	Mong Duong Loan Receivable (2)	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$11	$32	$20	$1	$64
Current period provision	3	—	5	—	8
Write-offs charged against allowance	(8)	—	—	—	(8)
Recoveries collected	2	(1)	—	(1)	—
Foreign exchange	—	—	(3)	—	(3)
CECL reserve balance at end of period	$8	$31	$22	$—	$61
_____________________________
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $2 million as of September 30, 2022 and September 30, 2021, respectively. These reserves are not in scope under ASC 326.
(2)Mong Duong loan receivable credit losses allowance was reclassified to held-for-sale assets on the Condensed Consolidated Balance Sheet as of September 30, 2022.
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

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
New Accounting Pronouncements Issued But Not Yet Effective — The following table provides a brief description of recent accounting pronouncements that could have a material impact on the Company’s consolidated financial statements once adopted. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company’s consolidated financial statements.

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	This update is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability, and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application.	For fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2022-04,Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations	This update is to provide additional information and disclosures about an entity’s use of supplier finance programs to see how these programs will affect an entity’s working capital, liquidity, and cash flows. Entities that use supplier finance programs as the buyer party should disclose (1) the key terms of the payment terms and assets pledged as security or other forms of guarantees provided and (2) the unpaid amount outstanding, a description of where those obligations are presented on the balance sheet, and a rollforward of those obligations during the annual period.	For fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	September 30, 2022	December 31, 2021
Fuel and other raw materials	$689	$366
Spare parts and supplies	309	238
Total	$998	$604
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

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$639	$—	$639	$—	$199	$—	$199
Government debt securities	—	4	—	4	—	—	—	—
Total debt securities	—	643	—	643	—	199	—	199
EQUITY SECURITIES:
Mutual funds	26	10	—	36	31	13	—	44
Total equity securities	26	10	—	36	31	13	—	44
DERIVATIVES:
Interest rate derivatives	—	476	—	476	—	51	2	53
Cross-currency derivatives	—	—	—	—	—	5	—	5
Foreign currency derivatives	—	35	70	105	—	29	108	137
Commodity derivatives	—	225	18	243	—	32	6	38
Total derivatives — assets	—	736	88	824	—	117	116	233
TOTAL ASSETS	$26	$1,389	$88	$1,503	$31	$329	$116	$476
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$1	$1	$2	$—	$286	$8	$294
Cross-currency derivatives	—	36	—	36	—	11	—	11
Foreign currency derivatives	—	34	—	34	—	35	—	35
Commodity derivatives	—	239	16	255	—	37	7	44
Total derivatives — liabilities	—	310	17	327	—	369	15	384
TOTAL LIABILITIES	$—	$310	$17	$327	$—	$369	$15	$384
As of September 30, 2022, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three and nine months ended September 30, 2022. Credit-related impairments are recognized in earnings under ASC 326. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross proceeds from sale of available-for-sale securities	$318	$207	$665	$507
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021

Three Months Ended September 30, 2022	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at July 1	$1	$—	$50	$37	$88
Total realized and unrealized gains (losses):
Included in earnings	1	—	22	(1)	22
Included in other comprehensive income — derivative activity	(1)	—	7	(14)	(8)
Included in regulatory (assets) liabilities	—	—	—	(3)	(3)
Settlements	—	—	(9)	—	(9)
Transfers of assets (liabilities), net into Level 3	—	—	—	(2)	(2)
Transfers of (assets) liabilities, net out of Level 3	(2)	—	—	(15)	(17)
Balance at September 30	$(1)	$—	$70	$2	$71
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$14	$(1)	$13

Three Months Ended September 30, 2021	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at July 1	$(192)	$(32)	$97	$15	$(112)
Total realized and unrealized gains (losses):
Included in earnings	12	20	22	(1)	53
Included in other comprehensive income — derivative activity	(14)	—	7	(15)	(22)
Included in other comprehensive income — foreign currency translation activity	—	2	—	—	2
Included in regulatory (assets) liabilities	—	—	—	(2)	(2)
Settlements	12	—	(9)	1	4
Transfers of assets (liabilities), net into Level 3	(4)	—	—	—	(4)
Transfers of (assets) liabilities, net out of Level 3	96	—	—	—	96
Balance at September 30	$(90)	$(10)	$117	$(2)	$15
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$4	$15	$(1)	$18

Nine Months Ended September 30, 2022	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(6)	$—	$108	$(1)	$101
Total realized and unrealized gains (losses):
Included in earnings	4	—	(22)	(4)	(22)
Included in other comprehensive income — derivative activity	13	—	(7)	(7)	(1)
Included in regulatory (assets) liabilities	—	—	—	13	13
Settlements	(1)	—	(9)	1	(9)
Transfers of assets (liabilities), net into Level 3	—	—	—	—	—
Transfers of (assets) liabilities, net out of Level 3	(11)	—	—	—	(11)
Balance at September 30	$(1)	$—	$70	$2	$71
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$3	$—	$(44)	$1	$(40)

Nine Months Ended September 30, 2021	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(236)	$(2)	$146	$2	$(90)
Total realized and unrealized gains (losses):
Included in earnings	13	(13)	(1)	(1)	(2)
Included in other comprehensive income — derivative activity	6	—	(1)	(3)	2
Included in other comprehensive income — foreign currency translation activity	—	4	—	—	4
Included in regulatory (assets) liabilities	—	—	—	1	1
Settlements	35	1	(27)	(1)	8
Transfers of assets (liabilities), net into Level 3	(4)	—	—	—	(4)
Transfers of (assets) liabilities, net out of Level 3	96	—	—	—	96
Balance at September 30	$(90)	$(10)	$117	$(2)	$15
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$1	$4	$(29)	$(1)	$(25)

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of September 30, 2022 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(1)	Subsidiaries’ credit spreads	1% - 2.2% (2.1%)
Foreign currency:
Argentine peso	70	Argentine peso to U.S. dollar currency exchange rate after one year	272 - 748 (498)
Commodity:
Other	2
Total	$71
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

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Nine Months Ended September 30, 2022			Level 1	Level 2	Level 3
Long-lived assets held and used:
Maritza	4/30/2022	$920	$—	$—	$452	$468
Held-for-sale businesses: (2)
Jordan (3)	9/30/2022	$216	$—	$170	$—	$51
	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Nine Months Ended September 30, 2021			Level 1	Level 2	Level 3
Long-lived assets held and used:
Puerto Rico	3/31/2021	$548	$—	$—	$73	$475
Mountain View I & II	4/30/2021	78	—	—	11	67
Ventanas 3 & 4	6/30/2021	661	—	—	12	649
Angamos	6/30/2021	241	—	—	86	155
Dispositions: (2)
Estrella del Mar I	9/30/2021	$17	$—	$6	$—	$11
_____________________________
(1)Represents the carrying values at the dates of measurement, before fair value adjustment.
(2)See Note 17 — Held-for-Sale and Dispositions for further information.
(3)The Jordan disposal group was written down to it’s fair value of $170 million. The resulting pre-tax loss of $51 million includes costs to sell of $5 million.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets held and used measured on a nonrecurring basis during the nine months ended September 30, 2022 (in millions, except range amounts):

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

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021

		September 30, 2022
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$92	$132	$—	$—	$132
Liabilities:	Non-recourse debt	17,358	16,368	—	14,870	1,498
	Recourse debt	4,668	4,175	—	4,175	—

		December 31, 2021
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$55	$117	$—	$—	$117
Liabilities:	Non-recourse debt	14,811	16,091	—	16,065	26
	Recourse debt	3,754	3,818	—	3,818	—
_____________________________
(1)These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and amounts impacted by the Stabilization Fund enacted by the Chilean government, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $2 million as of September 30, 2022 and December 31, 2021.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2021 Form 10-K.
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of September 30, 2022, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate	$6,464	2059
Cross-currency swaps (Brazilian real)	254	2026
Foreign Currency:
Colombian peso	120	2024
Euro	54	2024
Mexican peso	53	2023
Brazilian real	36	2024
Chilean peso	27	2024
Argentine peso	7	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	106	2029
Power (in MWhs)	22	2040
Coal (in Tons or Metric Tons)	6	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of the periods indicated (in millions):

Fair Value	September 30, 2022			December 31, 2021
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$475	$1	$476	$53	$—	$53
Cross-currency derivatives	—	—	—	5	—	5
Foreign currency derivatives	20	85	105	28	109	137
Commodity derivatives	19	224	243	6	32	38
Total assets	$514	$310	$824	$92	$141	$233
Liabilities
Interest rate derivatives	$2	$—	$2	$288	$6	$294
Cross-currency derivatives	36	—	36	11	—	11
Foreign currency derivatives	22	12	34	23	12	35
Commodity derivatives	14	241	255	11	33	44
Total liabilities	$74	$253	$327	$333	$51	$384

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021

	September 30, 2022		December 31, 2021
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$284	$157	$85	$83
Noncurrent	540	170	148	301
Total	$824	$327	$233	$384
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$238	$10	$865	$97
Cross-currency derivatives	—	(14)	—	(11)
Foreign currency derivatives	8	(7)	(4)	(27)
Commodity derivatives	5	3	66	20
Total	$251	$(8)	$927	$79
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(11)	$(24)	$(61)	$(76)
Cross-currency derivatives	—	(13)	—	(15)
Foreign currency derivatives	2	(7)	2	(12)
Commodity derivatives	(4)	4	(5)	1
Total	$(13)	$(40)	$(64)	$(102)
Gains (losses) on fair value hedging relationship
Cross-currency derivatives	$6	$(22)	$(29)	$(10)
Hedged items	—	27	22	8
Total	$6	$5	$(7)	$(2)
Loss reclassified from AOCL to earnings due to impairment of assets	$—	$—	$(16)	$—
Gain reclassified from AOCL to earnings due to change in forecast	$2	$—	$17	$—
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$1	$(1)	$4	$104
Foreign currency derivatives	35	28	20	24
Commodity derivatives and other	3	17	20	(64)
Total	$39	$44	$44	$64
AOCL is expected to decrease pre-tax income from continuing operations for the nine months ended September 30, 2023 by $24 million, primarily due to interest rate derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions):

	September 30, 2022			December 31, 2021
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
U.S.	$49	$—	$49	$—	$—	$—
Chile	17	—	17	17	—	17
Argentina	6	—	6	11	1	10
Other	22	—	22	30	—	30
Total	$94	$—	$94	$58	$1	$57
U.S. — AES has recorded a non-current receivable in connection with future premium payments on a heat rate call option entered into on behalf of the Southland Energy CCGT units. The premium payments are expected to be received in 2024.
Chile — AES Andes has recorded noncurrent receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government in October 2019, in conjunction with the Tariff Stabilization Law. Historically, the government updated the prices for these contracts every six months to reflect the indexation the contracts have to exchange rates and commodities prices. The Stabilization Fund does not allow the pass-through of these contractual indexation updates to customers beyond the

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated into pricing in 2023. Consequently, costs incurred in excess of the July 1, 2019 price will be accumulated and borne by generators.
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
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates (1)		Majority-Owned Unconsolidated Subsidiaries
Nine Months Ended September 30,	2022	2021	2022	2021
Revenue	$1,218	$866	$1	$1
Operating margin (loss)	(322)	45	—	—
Net loss	(410)	(108)	—	(4)
_______________________________
(1)         As of July 1, 2021, AES began to account for its investment in Fluence quarterly, on a three-month lag. This shift in timing is necessary due to the nature of the entity subsequent to its IPO.
Alto Maipo — On May 26, 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore will not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of September 30, 2022, the fair value is insignificant. Alto Maipo is reported in the South America SBU reportable segment.
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
Uplight — On July 27, 2021, the Company closed on a transaction involving existing and new shareholders of Uplight. As part of the transaction, the Company contributed $37 million to Uplight however AES’s ownership interest in Uplight decreased from 32.3% to 29.6% primarily due to larger contributions from other investors. The transaction was accounted for as a partial disposition in which AES recognized a loss of $11 million in Gain on disposal and sale of business interests, mainly as a result of payments to holders of stock options and income units as well as expenses associated with the transaction. As the Company still does not control Uplight after the transaction, it continues to be accounted for as an equity method investment and is reported as part of Corporate and Other.
Fluence — On June 9, 2021, Fluence issued new shares to the Qatar Investment Authority (“QIA”) for $125 million, which following the completion of the transaction, represented a 13.6% ownership interest in Fluence. As a result of the transaction, which AES has accounted for as a partial disposition, AES’ ownership interest in Fluence decreased from 50% to 43.2%. The Company recognized a gain of $60 million in Gain on disposal and sale of business interests.
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

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
AES holds a 49% ownership interest in the affiliate. The Company contributed $21 million to the joint venture as of September 30, 2021 and has contributed a total of $45 million as of September 30, 2022. As the Company does not control the joint venture, it is accounted for as an equity method investment and is reported in the MCAC SBU reportable segment.
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
Guacolda — In February 2021, AES Andes entered into an agreement to sell its 50% ownership interest in Guacolda for $34 million. On July 20, 2021, the Company completed the sale, resulting in a pre-tax gain on sale of $34 million, recorded in Gain on disposal and sale of business interests. Prior to its sale, the Guacolda equity method investment was reported in the South America SBU reportable segment.
7. DEBT
Recourse Debt
In September 2022, AES executed an amendment to its revolving credit facility. The aggregate commitment under the new agreement is $1.5 billion and matures in August 2027. The existing credit agreement had an aggregate commitment of $1.25 billion and matured in September 2026. As of September 30, 2022, AES had outstanding drawings under its revolving credit facility of $1.1 billion.
In September 2022, the AES Corporation entered into a term loan agreement, under which AES can obtain term loans in an aggregate principal amount of up to $200 million, with all term loans to mature no later than September 30, 2024. On September 30, 2022 the AES Corporation borrowed $200 million under this agreement with a maturity date of September 30, 2024.
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
Non-Recourse Debt
During the nine months ended September 30, 2022, the Company’s subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Repayments
AES Andes (1)	Q1, Q2, Q3	$577	$(95)
AES Brasil	Q1, Q2	469	(201)
United Kingdom	Q1	710	(350)
Netherlands/Panama	Q1	500	—
El Salvador	Q2	348	(345)
AES Indiana	Q2	200	—
AES Ohio	Q2	140	—
AES Clean Energy	Q2	139	(119)
AES Renewable Holdings	Q3	139	—
AES Dominicana Renewable Energy	Q3	120	—

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
_____________________________
(1)Issuances relate to AES Andes S.A. and Chivor.
Netherlands and Panama — In March 2022, AES Hispanola Holdings BV, a Netherlands based company, and Colon, as co-borrowers, executed a $500 million bridge loan due in 2023. The Company allocated $450 million and $50 million of the proceeds from the agreement to AES Hispanola Holdings BV and Colon, respectively.
United Kingdom — On January 6, 2022, Mercury Chile HoldCo LLC (“Mercury Chile”), a UK based company, executed a $350 million bridge loan and used the proceeds, as well as an additional capital contribution of $196 million from the Parent Company, to purchase the minority interest in AES Andes through intermediate holding companies (see Note 11—Equity for further information). On January 24, 2022, Mercury Chile issued $360 million aggregate principal of 6.5% senior secured notes due in 2027 and used the proceeds from the issuance to fully prepay the $350 million bridge loan.
Non-Recourse Debt Covenants, Restrictions, and Defaults — The terms of the Company's non-recourse debt include certain financial and nonfinancial covenants. These covenants are limited to subsidiary activity and vary among the subsidiaries. These covenants may include, but are not limited to, maintenance of certain reserves and financial ratios, minimum levels of working capital, and limitations on incurring additional indebtedness.
As of September 30, 2022 and December 31, 2021, approximately $278 million and $370 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. These amounts were included within Restricted cash and Debt service reserves and other deposits in the accompanying Condensed Consolidated Balance Sheets.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $1.1 billion at September 30, 2022.
The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of September 30, 2022. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Puerto Rico	Covenant	$170	$(181)
AES Jordan PSC (1)	Covenant	69	76
AES Ilumina (Puerto Rico)	Covenant	27	27
AES Jordan Solar	Covenant	7	11
Total		$273
_____________________________
(1)Classified as current held-for-sale liability on the Condensed Consolidated Balance Sheets.
The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of September 30, 2022, the Company had no defaults which resulted in, or were at risk of triggering, a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
8. COMMITMENTS AND CONTINGENCIES
Guarantees, Letters of Credit and Commitments — In connection with certain project financings, acquisitions and dispositions, power purchases and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to no more than 16 years.
The following table summarizes the Parent Company’s contingent contractual obligations as of September 30, 2022. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,282	81	$0 — 400
Letters of credit under the unsecured credit facilities	156	44	$0 — 36
Letters of credit under the revolving credit facility	26	12	$0 — 15
Surety bonds	2	2	$1
Total	$2,466	139
During the nine months ended September 30, 2022, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended September 30, 2022 and December 31, 2021, the Company recognized liabilities of $10 million and $4 million, respectively, for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of September 30, 2022. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $12 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $23 million as of September 30, 2022 and December 31, 2021. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2022. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $239 million and $704 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
9. LEASES
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
The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Revenue	2022	2021	2022	2021
Total lease revenue	$134	$193	$408	$454
Less: Variable lease revenue	(14)	(24)	(37)	(63)
Total Non-variable lease revenue	$120	$169	$371	$391
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in millions):

Property, Plant and Equipment, Net	September 30, 2022	December 31, 2021
Gross assets	$1,701	$2,423
Less: Accumulated depreciation	(398)	(765)
Net assets	$1,303	$1,658
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of September 30, 2022. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of September 30, 2022 for the remainder of 2022 through 2026 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2022	$6	$121
2023	24	372
2024	24	373
2025	24	374
2026	24	273
Thereafter	361	723
Total	$463	$2,236
Less: Imputed interest	(263)
Present value of total lease receipts	$200
Battery Storage Lease Arrangements — The Company constructs and operates projects consisting only of a stand-alone battery energy storage system (“BESS”) facility, as well as projects that pair a BESS with solar energy systems. These projects allow more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component typically constituting a sales-type lease. The Company recognized lease income on sales-type leases through interest income of $4 million and $20 million for the three and nine months ended September 30, 2022, respectively; and $3 million and $11 million for the three and nine months ended September 30, 2021, respectively. During the second quarter of 2022, the Company recognized a full allowance of $20 million on a sales-type lease receivable at AES Gilbert. See Note 14—Other Income and Expense for further information.
Prior to January 1, 2022, due to the variable-based nature of lease payments under certain contracts, the Company recorded a loss at commencement of sales-type leases of $13 million for the nine months ended September 30, 2021. These amounts are recognized in Other expense in the Condensed Consolidated Statement of Operations. See Note 14—Other Income and Expense for further information. Effective January 1, 2022, the Company adopted ASU 2021-05 in which lessors classify and account for certain leases with primarily variable-based lease payments as operating leases. The Company adopted this standard on a prospective basis. See Note 1—Financial Statement Presentation for further information.

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
10. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	September 30, 2022	December 31, 2021
IPALCO common stock	$700	$700
AES Clean Energy Development common stock	424	497
AES Indiana preferred stock	60	60
Potengi common and preferred stock	17	—
Total redeemable stock of subsidiaries	$1,201	$1,257
Potengi — In March 2022, Tucano Holding I (“Tucano”), a subsidiary of AES Brasil, issued new shares in the Potengi wind development project. BRF S.A. (“BRF”) acquired shares representing 24% of the equity in the project for $12 million, reducing the Company’s indirect ownership interest in Potengi to 35.5%. As the Company maintained control after the transaction, Potengi continues to be consolidated by the Company. As part of the transaction, BRF was given an option to sell its entire ownership interest at the conclusion of the PPA term. As a result, the minority ownership interest is considered temporary equity, which will be adjusted for earnings or losses allocated to the noncontrolling interest under ASC 810. Any subsequent changes in the redemption value of the exit rights will be recognized against permanent equity in accordance with ASC 480-10-S99, as it is probable that the shares will become redeemable.
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

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
In conjunction with the issuance of the Equity Units, the Company received approximately $1 billion in proceeds, net of underwriting costs and commissions, before offering expenses. The proceeds for the issuance of 1,043,050 shares are attributed to the Series A Preferred Stock for $838 million and $205 million for the present value of the quarterly payments due to holders of the 2024 Purchase Contracts ("Contract Adjustment Payments"). The proceeds will be used for the development of the AES renewable businesses, U.S. utility businesses, LNG infrastructure, and for other developments determined by management.
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
The 2024 Purchase Contracts obligate the holders to purchase, on February 15, 2024, for a price of $100 in cash, a maximum number of 57,275,962 shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2024 Purchase Contract holders may elect to settle their obligation early, in cash. The Series A Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2024 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate and is determined over a market value averaging period preceding February 15, 2024.
The initial maximum settlement rate of 3.864 was calculated using an initial reference price of $25.88, equal to the last reported sale price of the Company’s common stock on March 4, 2021. As of September 30, 2022, due to the customary anti-dilution provisions, the maximum settlement rate was 3.8680, equivalent to a reference price of $25.85. If the applicable market value of the Company’s common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company’s common stock equal to $100 divided by the applicable market value. Upon successful remarketing of the Series A Preferred Stock (“Remarketed Series A Preferred Stock”), the Company expects to receive additional cash proceeds of $1 billion and issue shares of Remarketed Series A Preferred Stock.
The Company pays Contract Adjustment Payments to the holders of the 2024 Purchase Contracts at a rate of 6.875% per annum, payable quarterly in arrears on February 15, May 15, August 15, and November 15, commencing on May 15, 2021. The $205 million present value of the Contract Adjustment Payments at inception reduced the Series A Preferred Stock. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $5 million over the three-year term. As of September 30, 2022, the present value of the Contract Adjustment Payments was $106 million.
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
Equity Transactions with Noncontrolling Interests

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
AES Clean Energy — During the second and third quarters of 2022, AES Clean Energy, through multiple transactions, sold noncontrolling interests in multiple project companies to tax equity partners, resulting in a $98 million and $112 million increase to NCI, respectively. AES Clean Energy is reported in the US and Utilities SBU reportable segment.
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
In September 2022, AES Brasil commenced a private placement offering for its existing shareholders to subscribe for up to 107 million newly issued shares. AES Holdings Brasil Ltda. subscribed for 54 million shares and noncontrolling interest holders subscribed for 53 million shares, thereby increasing AES’ indirect beneficial interest in AES Brasil to 47.4%. AES Brasil received $77 million from noncontrolling interest holders during the third quarter of 2022, prior to the issuance of the shares in October 2022. Since the consideration received was nonrefundable, the impact was recorded in noncontrolling interests. AES Brasil is reported in the South America SBU reportable segment.
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
In January 2022, the Ventus wind complex and AGV solar complex were incorporated by Guaimbê Holding. Guaimbê Holding issued additional preferred shares representing 3.5% ownership in the subsidiary for total proceeds of $63 million. The transaction further decreased the Company’s indirect ownership interest to 35.8%. As the Company maintained control after these transactions, Guaimbê Holding continues to be consolidated by the Company within the South America SBU reportable segment.
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

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
In January 2022, Cachagua completed a tender offer for the shares of AES Andes held by minority shareholders for $522 million, net of transaction costs. Upon completion, AES' indirect beneficial interest in AES Andes increased from 67.1% to 98%. Through multiple transactions following the tender offer, Cachagua acquired an additional 1% ownership in AES Andes for $13 million, further increasing AES’ indirect beneficial interest to 99%. These transactions resulted in a $169 million decrease to Parent Company Stockholder’s Equity due to a decrease in additional paid-in capital of $93 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $76 million. AES Andes is reported in the South America SBU reportable segment.
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
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the nine months ended September 30, 2022 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,734)	$(456)	$(30)	$(2,220)
Other comprehensive income (loss) before reclassifications	(90)	653	—	563
Amount reclassified to earnings	—	41	1	42
Other comprehensive income (loss)	(90)	694	1	605
Reclassification from NCI due to share repurchases	(53)	(20)	(3)	(76)
Balance at the end of the period	$(1,877)	$218	$(32)	$(1,691)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Foreign currency translation adjustment, net
	Gain on disposal and sale of business interests	$—	$—	$—	$(3)
	Net income attributable to The AES Corporation	$—	$—	$—	$(3)

Derivative gains (losses), net
	Non-regulated revenue	$—	$(1)	$(1)	$(1)
	Non-regulated cost of sales	(5)	2	(7)	(2)
	Interest expense	(9)	(33)	(42)	(62)
	Asset impairment expense	—	—	(16)	(13)
	Foreign currency transaction gains (losses)	2	(7)	2	(12)
	Income from continuing operations before taxes and equity in earnings of affiliates	(12)	(39)	(64)	(90)
	Income tax expense	(1)	10	12	23
	Net equity in earnings (losses) of affiliates	(1)	(1)	—	(12)
	Net income	(14)	(30)	(52)	(79)
	Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	3	9	11	22
	Net income attributable to The AES Corporation	$(11)	$(21)	$(41)	$(57)
Amortization of defined benefit pension actuarial gain (loss), net
	Regulated cost of sales	$—	$(2)	$(1)	$(3)
	Non-regulated cost of sales	—	(1)	—	(1)
	Other expense	(2)	—	(2)	(1)
	Income from continuing operations before taxes and equity in earnings of affiliates	(2)	(3)	(3)	(5)
	Income tax expense	1	(1)	1	—
	Net income	(1)	(4)	(2)	(5)
	Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	1	2	1	2
	Net income attributable to The AES Corporation	$—	$(2)	$(1)	$(3)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(11)	$(23)	$(42)	$(63)
Common Stock Dividends — The Parent Company paid dividends of $0.1580 per outstanding share to its common stockholders during the first, second, and third quarters of 2022 for dividends declared in December 2021, February 2022 and July 2022, respectively.

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
On October 7, 2022, the Board of Directors declared a quarterly common stock dividend of $0.1580 per share payable on November 15, 2022, to shareholders of record at the close of business on November 1, 2022.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2022	2021	2022	2021
US and Utilities SBU	$1,506	$1,327	$3,820	$3,248
South America SBU	926	896	2,616	2,744
MCAC SBU	940	559	2,192	1,584
Eurasia SBU	261	257	947	804
Corporate and Other	24	21	83	82
Eliminations	(30)	(24)	(101)	(91)
Total Revenue	$3,627	$3,036	$9,557	$8,371

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Adjusted PTC	2022	2021	2022	2021
Income from continuing operations before taxes and equity in earnings of affiliates	$617	$586	$721	$465
Add: Net equity in earnings (losses) of affiliates	(26)	25	(54)	(15)
Less: Income from continuing operations before taxes, attributable to noncontrolling interests and redeemable stock of subsidiaries	(42)	(117)	(161)	(140)
Pre-tax contribution	549	494	506	310
Unrealized derivative and equity securities losses (gains)	(8)	(53)	(2)	24
Unrealized foreign currency losses	3	11	23	5
Disposition/acquisition losses (gains)	4	(33)	36	(277)
Impairment losses	17	18	497	1,121
Loss on extinguishment of debt	4	27	20	51
Net gains from early contract terminations at Angamos	—	(36)	—	(256)
Total Adjusted PTC	$569	$428	$1,080	$978

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Adjusted PTC	2022	2021	2022	2021
US and Utilities SBU	$192	$254	$319	$426
South America SBU	102	83	375	267
MCAC SBU	298	81	422	213
Eurasia SBU	47	45	154	144
Corporate and Other	(63)	(47)	(213)	(109)
Eliminations	(7)	12	23	37
Total Adjusted PTC	$569	$428	$1,080	$978

Total Assets	September 30, 2022	December 31, 2021
US and Utilities SBU	$19,828	$16,512
South America SBU	9,054	7,728
MCAC SBU	5,249	4,545
Eurasia SBU	2,708	3,466
Corporate and Other	936	712
Total Assets	$37,775	$32,963

27 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
13. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended September 30, 2022
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$968	$—	$—	$—	$—	$968
Other regulated revenue	8	—	—	—	—	8
Total regulated revenue	976	—	—	—	—	976
Non-Regulated Revenue
Revenue from contracts with customers	491	906	916	208	(7)	2,514
Other non-regulated revenue (1)	39	20	24	53	1	137
Total non-regulated revenue	530	926	940	261	(6)	2,651
Total revenue	$1,506	$926	$940	$261	$(6)	$3,627

	Three Months Ended September 30, 2021
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$760	$—	$—	$—	$—	$760
Other regulated revenue	9	—	—	—	—	9
Total regulated revenue	769	—	—	—	—	769
Non-Regulated Revenue
Revenue from contracts with customers	394	893	534	197	(3)	2,015
Other non-regulated revenue (1)	164	3	25	60	—	252
Total non-regulated revenue	558	896	559	257	(3)	2,267
Total revenue	$1,327	$896	$559	$257	$(3)	$3,036

	Nine Months Ended September 30, 2022
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,590	$—	$—	$—	$—	$2,590
Other regulated revenue	23	—	—	—	—	23
Total regulated revenue	2,613	—	—	—	—	2,613
Non-Regulated Revenue
Revenue from contracts with customers	1,041	2,588	2,119	783	(19)	6,512
Other non-regulated revenue (1)	166	28	73	164	1	432
Total non-regulated revenue	1,207	2,616	2,192	947	(18)	6,944
Total revenue	$3,820	$2,616	$2,192	$947	$(18)	$9,557

	Nine Months Ended September 30, 2021
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,117	$—	$—	$—	$—	$2,117
Other regulated revenue	30	—	—	—	—	30
Total regulated revenue	2,147	—	—	—	—	2,147
Non-Regulated Revenue
Revenue from contracts with customers	850	2,735	1,509	621	(9)	5,706
Other non-regulated revenue (1)	251	9	75	183	—	518
Total non-regulated revenue	1,101	2,744	1,584	804	(9)	6,224
Total revenue	$3,248	$2,744	$1,584	$804	$(9)	$8,371
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $252 million and $216 million as of September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022 and 2021, we recognized revenue of $34 million and $410 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

28 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
In August 2020, AES Andes reached an agreement with Minera Escondida and Minera Spence to early terminate two PPAs of the Angamos coal-fired plant in Chile, further accelerating AES Andes' decarbonization strategy. As a result of the termination payment, Angamos recognized a contract liability of $655 million, of which $55 million was derecognized each month through the end of the remaining performance obligation in August 2021.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of September 30, 2022 and December 31, 2021, Mong Duong met the held-for-sale criteria and the loan receivable balance of approximately $1.2 billion net of CECL reserve of $29 million and $30 million, respectively, was classified as held-for-sale assets. Of the loan receivable balance, $96 million and $91 million was classified as Current held-for-sale assets, respectively, and $1.1 billion was classified as Noncurrent held-for-sale assets.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of September 30, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was $10 million, primarily consisting of fixed consideration for the sale of renewable energy credits (“RECs”) in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2022 and 2023, with the remainder recognized thereafter.
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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Other Income	Gain on remeasurement of investment (1)	$—	$—	$26	$—
	Insurance proceeds (2)	—	—	16	—
	AFUDC (US Utilities)	4	2	9	6
	Legal settlements	—	—	6	—
	Gain on acquired customer contracts	—	—	5	—
	Gain on remeasurement of contingent consideration (3)	—	32	3	32
	Gain on remeasurement to acquisition-date fair value (4)	—	8	—	220
	Other	—	6	15	16
	Total other income	$4	$48	$80	$274

Other Expense	Allowance for lease receivable (5)	$—	$—	$20	$—
	Loss on sale and disposal of assets	—	6	9	13
	Loss on commencement of sales-type leases (6)	—	—	—	13
	Legal contingencies and settlements	8	2	8	2
	Other	2	4	14	4
	Total other expense	$10	$12	$51	$32
_____________________________
(1)    Related to the remeasurement of our existing investment in 5B, accounted for using the measurement alternative.
(2)    Primarily related to insurance recoveries associated with property damage at TermoAndes.
(3)     Related to the remeasurement of contingent consideration on the Great Cove Solar acquisition at AES Clean Energy. See Note 18—Acquisitions for further information.
(4)     For the three months ended September 30, 2021, primarily related to the $6 million remeasurement of our existing equity interest in Gas Natural Atlántico II, S. de. R.L.’s assets to their acquisition-date fair value. See Note 6—Investments in and Advances to Affiliates for further information. For the nine months ended September 30, 2021, primarily related to the $214 million remeasurement of our existing equity interest in sPower’s development platform as part of the step acquisition to form AES Clean Energy Development. See Note 18—Acquisitions for further information.
(5)     Related to a full allowance recognized on a sales-type lease receivable at AES Gilbert due to a fire incident in April 2022.
(6)     Related to a loss recognized at commencement of a sales-type lease at AES Renewable Holdings. See Note 9—Leases for further information.

29 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
15. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Maritza	$—	$—	$468	$—
Jordan	51	—	51	—
Ventanas 3 & 4	—	—	—	649
Puerto Rico	—	—	—	475
Angamos	—	—	—	155
Mountain View I & II	—	—	—	67
Estrella del Mar I	—	11	—	11
Other	(1)	18	14	17
Total	$50	$29	$533	$1,374
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in Amman East and IPP4 for $58 million and as of September 30, 2022, the generation plants were classified as held-for-sale. Due to the delay in closing the transaction, the carrying amount of the asset group in subsequent periods exceeded the agreed-upon sales price and an impairment of $51 million was recorded as of September 30, 2022. See Note 17—Held-for-Sale and Dispositions for further information. Jordan is reported in the Eurasia SBU reportable segment.
Maritza — In May 2022, the Council for the European Union approved Bulgaria’s National Recovery and Resilience plan which commits the country to cease generating electricity from coal beyond 2038. As this plan is expected to prohibit the Company from operating the Maritza coal-fired plant through its estimated useful life, it was determined that an indicator of impairment had occurred. The Company reassessed the useful life of the facility and performed an impairment analysis as of April 30, 2022, in which it was determined that the carrying amount of the asset group was not recoverable. The Maritza asset group was determined to have a fair value of $452 million using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $468 million. Maritza is reported in the Eurasia SBU reportable segment.
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
Estrella del Mar I — In August 2020, the Estrella del Mar I power barge was disconnected from the Panama grid. Upon disconnection, the Company concluded that the barge was no longer part of the AES Panama asset group and performed an impairment analysis. The Company determined that the carrying amount of the asset was not recoverable and recognized asset impairment expense of $30 million. In September 2021, the Company recognized additional asset impairment expense of $11 million due to a change in the estimated market value of the power barge. Prior to its sale in October 2021, Estrella del Mar I was reported in the MCAC SBU reportable segment.

30 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
16. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and nine months ended September 30, 2022 were 24% and 26%, respectively. The effective tax rates for the three and nine months ended September 30, 2021 were 22% and 16%, respectively. The difference between the Company’s effective tax rates for the 2022 and 2021 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, and valuation allowance.
For the nine months ended September 30, 2022, the Company recorded discrete tax benefit of approximately $19 million resulting from foreign currency fluctuations at certain Argentine businesses.
For the three and nine months ended September 30, 2021, the Company recorded discrete tax benefit of approximately $96 million ($44 million net of NCI) associated with the release of valuation allowance at one of our Brazilian subsidiaries.
17. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Mong Duong — In December 2020, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V, an SPV accounted for as an equity affiliate. The sale is subject to regulatory approval and is expected to close in the second half of 2023. As of September 30, 2022, the Mong Duong plant and SPV were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plant and SPV held-for-sale as of September 30, 2022 was $570 million. Mong Duong is reported in the Eurasia SBU reportable segment.
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in Amman East and IPP4 for $58 million. The closing of the transaction was delayed by an extended lender approval process triggered by a restructuring in the buyer’s group. The Company and the buyer continue to work closely with the lenders to achieve closing in the second half of 2022. After completion of the sale, the Company will retain a 10% ownership interest in Amman East and IPP4, which will be accounted for as an equity method investment. As of September 30, 2022, the generation plants were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of September 30, 2022 was $174 million. Jordan is reported in the Eurasia SBU reportable segment.
Excluding any impairment charges, pre-tax income (loss) attributable to AES of businesses held-for-sale as of September 30, 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Mong Duong	$11	$12	$52	$42
Jordan	(13)	5	(2)	15
Total	$(2)	$17	$50	$57
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
18. ACQUISITIONS

31 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
Agua Clara — On June 17, 2022, the Company, through its subsidiaries AES Dominicana Renewable Energy and AES Andres DR, S.A., acquired 100% of the equity interests in Agua Clara, S.A.S., a wind project, for consideration of $98 million. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. As Agua Clara is not a VIE, any difference between the fair value of the assets and consideration transferred was allocated to PP&E on a relative fair value basis. Agua Clara is reported in the MCAC SBU reportable segment.
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
Serra Verde Wind Complex — On July 19, 2021, AES Brasil completed the acquisition of the Serra Verde Wind Complex for $18 million, subject to customary working capital adjustments, of which $6 million was paid in cash and the remaining $12 million will be paid in two annual installments ending on July 19, 2023. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business; therefore, the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. Serra Verde is reported in the South America SBU.
Cajuina Wind Complex — On May 21, 2021, AES Brasil completed the acquisition of the Cajuina Wind Complex phase I for $22 million, subject to customary working capital adjustments. On July 29, 2021, AES Brasil completed the acquisition of the Cajuína Wind Complex phase II for $24 million, subject to customary working capital adjustments, including $3 million of contingent consideration. The Company made initial cash payments of $6 million and the remaining balance will be paid in three annual installments ending on March 31, 2024 and on July 29, 2024, respectively. These transactions were accounted for as asset acquisitions of variable interest entities that did not meet the definition of a business; therefore the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. Cajuina is reported in the South America SBU.
Cubico Wind Complex — On April 30, 2021, AES Brasil completed the acquisition of the Cubico Wind Complex for $109 million, subject to customary working capital adjustments. The transaction was accounted for as an asset acquisition; therefore the consideration transferred, plus transaction costs, were allocated to the individual assets acquired and liabilities assumed based on their relative fair values. Cubico is reported in the South America SBU.
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

32 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
The sPower development platform was carved-out of AES’ existing equity method investment. AES’ basis in the portion of assets transferred was $102 million, and the contribution to AES Clean Energy Development resulted in a corresponding decrease in the carrying value of the sPower investment. See Note 6—Investments in and Advances to Affiliates for further information.
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
During the second quarter of 2021, the Company recorded measurement period adjustments as result of additional facts and circumstances that existed as of the date of the acquisition but were not yet known as of the time of the valuation performed in the first quarter of 2021. These measurement period adjustments primarily related to higher expected developer profits and a higher growth rate, reflective of additional information that became available regarding market participants’ views of the value of early-stage renewable development projects as of the date of acquisition. As a result, the estimated acquisition-date carrying value and fair values of the sPower development assets transferred were increased, which resulted in the recognition of an additional $178 million gain, for an updated gain of $214 million. Furthermore, the estimated goodwill as of the acquisition date was reduced to the estimated goodwill as of the acquisition date was reduced to $45 million, as a result of adjustments to the fair value of the consideration paid and updates to the fair values of separately identifiable intangible assets. The Company finalized the purchase price allocation in the third quarter of 2021, which did not result in any material measurement period adjustments.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and nine months ended September 30, 2022 and 2021, where income represents the numerator and weighted average shares represent the denominator.

33 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021

Three Months Ended September 30,	2022			2021
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$421	668	$0.63	$343	667	$0.52
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	1	—
Restricted stock units	—	2	—	—	2	(0.01)
Equity units	—	40	(0.04)	1	41	(0.03)
DILUTED EARNINGS PER SHARE	$421	711	$0.59	$344	711	$0.48

Nine Months Ended September 30,	2022			2021
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$357	668	$0.53	$219	666	$0.32
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	1	—
Restricted stock units	—	2	—	—	3	—
Equity units	1	40	(0.03)	1	31	(0.01)
DILUTED EARNINGS PER SHARE	$358	711	$0.50	$220	701	$0.31
The calculation of diluted earnings per share excluded 2 million outstanding stock awards for the three and nine months ended September 30, 2022 and 1 million for the three and nine months ended September 30, 2021, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future. Due to the full retrospective adoption of ASU 2020-06, an additional 1 million potential shares of common stock related to the assumed share settlement of the Contract Adjustment Payments were included in diluted weighted-average shares outstanding for the three and nine months ended September 30, 2021.
As described in Note 11—Equity, the Company issued 10,430,500 Equity Units in March 2021 with a total notional value of $1,043 million. Each Equity Unit has a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a 2024 Purchase Contract and a 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. Prior to February 15, 2024, the Series A Preferred Stock may be converted at the option of the holder only in connection with a fundamental change. On and after February 15, 2024, the Series A Preferred Stock may be converted freely at the option of the holder. Upon conversion, the Company will deliver to the holder with respect to each share of Series A Preferred Stock being converted (i) a share of our Series B Preferred Stock, or, solely with respect to conversions in connection with a redemption, cash and (ii) shares of our common stock, if any, in respect of any conversion value in excess of the liquidation preference of the preferred stock being converted. The conversion rate was initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which was equivalent to an initial conversion price of approximately $31.70 per share of common stock. As of September 30, 2022, due to customary anti-dilution provisions, the conversion rate was 31.5756, equivalent to a conversion price of approximately $31.67 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts are being accounted for as one unit of account. In calculating diluted EPS, the Company has applied the if-converted method to determine the impact of the forward purchase feature and considered if there are incremental shares that should be included related to the Series A Preferred conversion value.
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
Goodwill — The Company considers a reporting unit at risk of impairment when its fair value does not exceed its carrying amount by more than 10%. During the annual goodwill impairment test performed as of October 1, 2021, the Company had no reporting units considered to be “at risk,” as the fair value of all reporting units exceeded their carrying amounts by more than 10%. The Company monitors its reporting units for interim impairment indicators, and has determined that no triggering events requiring a reassessment of goodwill impairment exist as of September 30, 2022.
However, the Company has seen degradation in certain inputs to the discount rate used in our goodwill impairment analysis, such as increasing interest rates and country risk premiums in certain markets, since the date

34 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2022 and 2021
of our last impairment test. These changes to the inputs of our discount rate may negatively impact our annual goodwill impairment test as of October 1, 2022. The analysis of the cash flows to which these inputs are applied is currently in process. It is currently not known if these inputs to the discount rate are significant enough to result in an impairment of goodwill.
Should the fair value of any of the Company’s reporting units fall below its carrying amount as a result of these inputs or other changes such as reduced operating performance, market declines, changes in the discount rate, regulatory changes, or other adverse conditions, goodwill impairment charges may be necessary in future periods.
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
21. SUBSEQUENT EVENTS
Southland Energy — On November 3, 2022, the Company signed an agreement to sell an additional 14.9% of its ownership interest in the Southland repowering assets (“Southland Energy”). Once this sale is completed, AES will hold 50.1% of Southland Energy’s interest. The transaction is expected to close during the fourth quarter of 2022 and is expected to be accounted for as an equity transaction, with no gain or loss recognized in the financial statements. Southland Energy is expected to continue being consolidated by the Company within the US and Utilities SBU reportable segment.

35 | The AES Corporation | September 30, 2022 Form 10-Q
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
Executive Summary
Compared with last year, third quarter diluted earnings per share from continuing operations increased $0.11, from $0.48 to $0.59. This increase is mainly driven by higher margins from our MCAC SBU due to favorable LNG transactions, partially offset by lower margins from our US and Utilities SBU primarily due to unrealized derivative losses and the recognition of previously deferred power purchase costs.
Adjusted EPS, a non-GAAP measure, increased $0.13 to $0.63, mainly driven by higher contributions from our MCAC SBU, partially offset by lower contributions from our US and Utilities SBU and a higher adjusted tax rate.
Compared with last year, diluted earnings per share from continuing operations for the nine months ended September 30, 2022 increased $0.19, from $0.31 to $0.50. This increase is mainly driven by lower impairments in the current year and higher margins from our MCAC SBU due to favorable LNG transactions, partially offset by the prior year gains on remeasurement of our interest in sPower’s development platform and on the issuance of new shares by Fluence, which was accounted for as a partial disposition, prior year net gains from early contract terminations at Angamos, lower capitalized interest at construction projects, and higher income tax expense.
Adjusted EPS, a non-GAAP measure, increased $0.11 to $1.18, mainly driven by higher contributions from our MCAC SBU due to favorable LNG transactions and from our South America SBU due to increased ownership in AES Andes, partially offset by lower contributions from our US and Utilities SBU due to the recognition of previously deferred power purchase costs and impacts of outages, and the prior year impact of realized gains on de-

36 | The AES Corporation | September 30, 2022 Form 10-Q
designated interest rate swaps at the Parent Company.

37 | The AES Corporation | September 30, 2022 Form 10-Q

Accelerating the future of energy, together.

Business Overview

127 Generation Facilities

6 Utility Companies

31,493 Gross MW

31,794 GWH [2]

Three Months Ended September 30,		2022		2021
Diluted earnings (loss) per share	$	0.59	$	0.48
Adjusted EPS [1]		0.63		0.50

Nine Months Ended September 30,		2022		2021
Diluted earnings (loss) per share	$	0.50	$	0.31
Adjusted EPS [1]		1.18		1.07

Operating Margin
(in millions)

Adjusted PTC [1]
(in millions)

Operating Cash Flow
(in millions)

YTD
QTD
$1,985
$892
$2,152
$760
Q3 2022
Q3 2021
$1,080
$569
$978
$428
Q3 2022
Q3 2021
$1,649
$784
$1,379
$775
Q3 2022
Q3 2021

Key events in 2022

- Signed or awarded PPAs for 3,178 MW of renewables
- With investment grade credit rating from Moody's, attained investment grade ratings from all three major agencies

Strategic outlook

- Backlog of 11,230 MW of projects under signed long-term PPAs
- Sign 4.5-5.5 GW of renewable PPAs in 2022
- Intent to exit coal by year-end 2025

Under construction

5,188
MW
Energy Storage 17%
Gas 13%
Wind 25%
Solar 45%

Contracted renewable backlog

6,042
MW
Energy Storage 22%
Hydro 2%
Solar 39%
Wind 37%

(1) See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2021.

38 | The AES Corporation | September 30, 2022 Form 10-Q
Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in clean power growth and innovative technology businesses. The Company is well-positioned to benefit from very favorable trends in clean power generation, distribution, and supporting technologies.
•In year-to-date 2022, the Company signed 3,178 MW of renewables and energy storage under long-term PPAs, including 1,625 MW of solar, energy storage, and wind in the U.S.
◦Since August 4, 2022, the Company signed 1,561 MW of renewables and energy storage under long-term PPAs.
•In year-to-date 2022, the Company completed the construction or acquisition of 861 MW of energy storage, wind, and solar projects in the U.S., Chile, and the Dominican Republic.
•The Company’s backlog, which includes projects with signed contracts, but which are not yet operational, is now 11,230 MW, including 5,188 MW under construction.
•The Company signed agreements that will redirect excess LNG from the Company's business in Panama to international customers.
•AES Ohio filed a new Electric Security Plan (ESP 4) to provide a regulatory foundation to upgrade and modernize its network and settle any outstanding regulatory proceedings.

39 | The AES Corporation | September 30, 2022 Form 10-Q
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	$ change	% change	2022	2021	$ change	% change
Revenue:
US and Utilities SBU	$1,506	$1,327	$179	13%	$3,820	$3,248	$572	18%
South America SBU	926	896	30	3%	2,616	2,744	(128)	-5%
MCAC SBU	940	559	381	68%	2,192	1,584	608	38%
Eurasia SBU	261	257	4	2%	947	804	143	18%
Corporate and Other	24	21	3	14%	83	82	1	1%
Eliminations	(30)	(24)	(6)	-25%	(101)	(91)	(10)	-11%
Total Revenue	3,627	3,036	591	19%	9,557	8,371	1,186	14%
Operating Margin:
US and Utilities SBU	227	349	(122)	-35%	481	621	(140)	-23%
South America SBU	180	199	(19)	-10%	576	896	(320)	-36%
MCAC SBU	393	138	255	NM	625	381	244	64%
Eurasia SBU	54	46	8	17%	196	158	38	24%
Corporate and Other	53	31	22	71%	138	107	31	29%
Eliminations	(15)	(3)	(12)	NM	(31)	(11)	(20)	NM
Total Operating Margin	892	760	132	17%	1,985	2,152	(167)	-8%
General and administrative expenses	(51)	(39)	(12)	31%	(149)	(130)	(19)	15%
Interest expense	(276)	(242)	(34)	14%	(813)	(669)	(144)	22%
Interest income	100	71	29	41%	270	212	58	27%
Loss on extinguishment of debt	(1)	(22)	21	-95%	(8)	(41)	33	-80%
Other expense	(10)	(12)	2	-17%	(51)	(32)	(19)	59%
Other income	4	48	(44)	-92%	80	274	(194)	-71%
Gain on disposal and sale of business interests	1	22	(21)	-95%	—	81	(81)	-100%
Asset impairment expense	(50)	(29)	(21)	72%	(533)	(1,374)	841	-61%
Foreign currency transaction gains (losses)	8	29	(21)	-72%	(60)	(8)	(52)	NM
Income tax expense	(145)	(126)	(19)	15%	(186)	(75)	(111)	NM
Net equity in earnings (losses) of affiliates	(26)	25	(51)	NM	(54)	(15)	(39)	NM
INCOME FROM CONTINUING OPERATIONS	446	485	(39)	-8%	481	375	106	28%
Gain from disposal of discontinued businesses	—	—	—	—%	—	4	(4)	-100%
NET INCOME	446	485	(39)	-8%	481	379	102	27%
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(25)	(142)	117	-82%	(124)	(156)	32	-21%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$421	$343	$78	23%	$357	$223	$134	60%
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$421	$343	$78	23%	$357	$219	$138	63%
Income from discontinued operations, net of tax	—	—	—	—%	—	4	(4)	-100%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$421	$343	$78	23%	$357	$223	$134	60%
Net cash provided by operating activities	$784	$775	$9	1%	$1,649	$1,379	$270	20%
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

40 | The AES Corporation | September 30, 2022 Form 10-Q
Consolidated Revenue and Operating Margin
Three Months Ended September 30, 2022
Revenue
(in millions)
Consolidated Revenue — Revenue increased $591 million, or 19%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, driven by:
•$381 million in MCAC driven by favorable LNG transactions in Panama and the Dominican Republic; higher pass-through fuel costs in Mexico; and higher contract sales in Panama;
•$179 million in US and Utilities mainly driven by higher prices at AES Indiana and AES Ohio due to increases in riders to collect fuel and purchased power costs from customers; higher sales at AES Clean Energy due to the prior year acquisition of New York Wind and the commencement of renewables projects; higher spot sales at Southland; and higher pass-through energy prices in El Salvador; partially offset by an increase in unrealized derivative losses at Southland; and
•$30 million in South America primarily driven by higher prices (Resolution 238/2022) in Argentina; higher energy prices in Chile; higher volume at AES Brasil due to improved hydrology; and higher spot sales in Colombia due to higher energy prices; partially offset by revenue recognized at Angamos in the prior year for the early termination of contracts with Minera Escondida and Minera Spence; and by unfavorable FX impact.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $132 million, or 17%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, driven by:
•$255 million in MCAC primarily driven by favorable LNG transactions in Panama and the Dominican Republic; and higher contract sales due to higher prices and favorable hydrology in Panama; partially offset by higher fixed costs in the Dominican Republic.
This favorable impact was partially offset by a decrease of:
•$122 million in US and Utilities mainly driven by an increase in unrealized derivative losses at Southland and Southland Energy; recognition of previously deferred purchased power costs at DPL and a charge resulting from a regulatory settlement at AES Indiana; and lower availability and higher maintenance costs at AES Puerto Rico due to forced outages; partially offset by lower maintenance expenses at AES Indiana

41 | The AES Corporation | September 30, 2022 Form 10-Q
due to the timing of planned outages; and by an increase in capacity sales at Southland; and
•$19 million in South America primarily driven by revenue recognized at Angamos in the prior year for the early termination of contracts with Minera Escondida and Minera Spence; and an increase in regulatory receivables credit losses allowance in Argentina; partially offset by lower spot purchases and higher contract sales at AES Brasil due to improved hydrology; lower spot purchases in Chile; and higher availability at TermoAndes.
Nine Months Ended September 30, 2022
Revenue
(in millions)
Consolidated Revenue — Revenue increased $1.2 billion, or 14%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, driven by:
•$608 million in MCAC driven by favorable LNG transactions in Panama and the Dominican Republic; higher contract sales due to higher prices, and higher spot sales due to improved hydrology in Panama; and higher pass-through fuel costs in Mexico; partially offset by the impact from the sale of Itabo in April 2021;
•$572 million in US and Utilities mainly driven by higher prices at AES Indiana and AES Ohio due to increases in riders to collect fuel and purchased power costs from customers, as well as increased demand and favorable weather; higher pass-through energy prices in El Salvador; higher spot sales at Southland; and higher sales at AES Clean Energy due to the supply agreement with Google, the prior year acquisition of New York Wind, and the commencement of renewables projects; partially offset by an increase in unrealized derivative losses at Southland; and lower generation at AES Puerto Rico; and
•$143 million in Eurasia mainly driven by higher energy prices and generation in Bulgaria and recognition of construction revenue at Mong Duong due to a reduction in expected completion costs for ash pond 2; partially offset by unfavorable FX impact and by lower contract sales at Mong Duong due to a forced outage.
These favorable impacts were partially offset by a decrease of $128 million in South America primarily driven by revenue recognized at Angamos in the prior year for the early termination of contracts with Minera Escondida and Minera Spence; and by unfavorable FX impact; partially offset by higher generation and prices (Resolution 238/2022) in Argentina; higher energy prices in Chile and Colombia; and higher volume and generation at AES Brasil.

42 | The AES Corporation | September 30, 2022 Form 10-Q
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $167 million, or 8%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, driven by:
•$320 million in South America primarily driven by revenue recognized at Angamos in the prior year for the early termination of contracts with Minera Escondida and Minera Spence; higher spot purchases and higher fixed costs at AES Brasil; an increase in regulatory receivables credit losses allowance in Argentina; lower contract sales and higher fixed costs in Chile; and unfavorable FX impact; partially offset by higher generation, lower spot purchases, and lower depreciation of coal assets in Chile; higher contract sales at AES Brasil due to improved hydrology; higher energy prices in Colombia; and higher availability at TermoAndes; and
•$140 million in US and Utilities mainly driven by an increase in unrealized derivative losses at Southland and Southland Energy; recognition of previously deferred purchased power costs at DPL and a charge resulting from a regulatory settlement at AES Indiana; lower availability and higher maintenance costs at AES Puerto Rico due to forced outages; an increase in costs associated with growing the business at AES Clean Energy; and impact from outages at AES Indiana, AES Hawaii, and Southland Energy; partially offset by an increase at Southland due to increased capacity sales and spot sales; higher volume at AES Indiana due to increased demand and favorable weather; and higher sales at AES Clean Energy due to the supply agreement with Google, the prior year acquisition of New York Wind, and the commencement of renewables projects.
These unfavorable impacts were partially offset by an increase of:
•$244 million in MCAC primarily driven by an increase in Panama and the Dominican Republic due to favorable LNG transactions; higher contract sales due to higher prices and favorable hydrology in Panama; partially offset by higher fixed costs in the Dominican Republic; and by the impact from the sale of Itabo in April 2021; and
•$38 million in Eurasia primarily driven by recognition of construction revenue at Mong Duong due to a reduction in expected completion costs for ash pond 2; and by higher electricity prices at Kavarna in Bulgaria; partially offset by unfavorable FX impact.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $12 million, or 31%, to $51 million for the three months ended September 30, 2022, compared to $39 million for the three months ended September 30, 2021, primarily due to increased business development activity.
General and administrative expenses increased $19 million, or 15%, to $149 million for the nine months ended September 30, 2022, compared to $130 million for the nine months ended September 30, 2021, primarily due to increased business development activity and people costs.
Interest expense
Interest expense increased $34 million, or 14%, to $276 million for the three months ended September 30,

43 | The AES Corporation | September 30, 2022 Form 10-Q
2022, compared to $242 million for the three months ended September 30, 2021. This increase is primarily due to lower capitalized interest at construction projects in Chile, increased borrowings in South America, and higher average debt balances and interest rates at the Parent Company.
Interest expense increased $144 million, or 22%, to $813 million for the nine months ended September 30, 2022, compared to $669 million for the nine months ended September 30, 2021. This increase is primarily due to the prior year impact of realized gains on de-designated interest rate swaps, lower capitalized interest at construction projects in Chile, and increased borrowings in South America and the Parent Company.
Interest income
Interest income increased $29 million, or 41%, to $100 million for the three months ended September 30, 2022, compared to $71 million for the three months ended September 30, 2021, primarily due to an increase in short-term investments at AES Brasil.
Interest income increased $58 million, or 27%, to $270 million for the nine months ended September 30, 2022, compared to $212 million for the nine months ended September 30, 2021, primarily due to an increase in short-term investments at AES Brasil and sales-type lease receivables at the Alamitos Energy Center, and higher CAMMESA interest rates on receivables in Argentina.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $21 million, or 95%, to $1 million for the three months ended September 30, 2022, compared to $22 million for the three months ended September 30, 2021, primarily due to the prior year loss at AES Andes of $14 million resulting from the refinancing of senior notes in July 2021.
Loss on extinguishment of debt decreased $33 million, or 80%, to $8 million for the nine months ended September 30, 2022, compared to $41 million for the nine months ended September 30, 2021, primarily due to the driver noted above as well as the prior year loss at Andres due to the refinancing in May 2021.
See Note 7—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income decreased $44 million, or 92%, to $4 million for the three months ended September 30, 2022, compared to $48 million for the three months ended September 30, 2021, primarily due to the prior year gain on remeasurement of contingent consideration at AES Clean Energy and the prior year gain on remeasurement of our equity interest in Gas Natural Atlántico II, S. de. R.L.’s assets to their acquisition-date fair value.
Other income decreased $194 million, or 71%, to $80 million for the nine months ended September 30, 2022, compared to $274 million for the nine months ended September 30, 2021, primarily due to the prior year gain on remeasurement of our equity interest in the sPower development platform to its acquisition-date fair value, recognized as part of the merger to form AES Clean Energy Development, and the prior year gain on remeasurement of contingent consideration at AES Clean Energy; partially offset by the current year gain on remeasurement of our existing investment in 5B, which is accounted for using the measurement alternative, and insurance proceeds primarily associated with property damage at TermoAndes.
Other expense decreased $2 million, or 17%, to $10 million for the three months ended September 30, 2022, compared to $12 million for the three months ended September 30, 2021, with no material drivers.
Other expense increased $19 million, or 59%, to $51 million for the nine months ended September 30, 2022, compared to $32 million for the nine months ended September 30, 2021, primarily due to the recognition of an allowance on a sales-type lease receivable at AES Gilbert due to a fire incident in April 2022.
See Note 14—Other Income and Expense, Note 6—Investments in and Advances to Affiliates, and Note 18—Acquisitions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain on disposal and sale of business interests
Gain on disposal and sale of business interests was $1 million for the three months ended September 30, 2022 and zero for the nine months ended September 30, 2022, with no material drivers.
Gain on disposal and sale of business interests was $22 million for the three months ended September 30, 2021 primarily due to the gain on sale of Guacolda, partially offset by the loss on the partial disposition of the Company’s investment in Uplight and $81 million for the nine months ended September 30, 2021, primarily due to the issuance of new shares by Fluence, our equity method investment, to a new investor, which AES accounted for

44 | The AES Corporation | September 30, 2022 Form 10-Q
as a gain on the partial disposition of its investment in Fluence, and the gain on sale of Guacolda, partially offset by the loss on the partial disposition of the Company’s investment in Uplight.
Asset impairment expense
Asset impairment expense increased $21 million, or 72%, to $50 million for the three months ended September 30, 2022, compared to $29 million for the three months ended September 30, 2021. This increase was primarily due to the $51 million impairment of Amman East and IPP4 in Jordan, partially offset by the $11 million prior year impairment of the Estrella del Mar I power barge and higher impairments of development projects no longer pursued in the prior year.
Asset impairment expense decreased $841 million, or 61%, to $533 million for the nine months ended September 30, 2022, compared to $1.4 billion for the nine months ended September 30, 2021. This decrease was primarily due to two prior year impairments at AES Andes totaling $804 million associated with a commitment to accelerate the retirement of certain coal-fired plants in Chile, a $475 million impairment at Puerto Rico associated with the economic costs and reputational risks of disposal of coal combustion residuals off island, and a $67 million impairment at the Mountain View I & II wind facilities related to a repowering project that will result in decommissioning the majority of the existing wind turbines in advance of their depreciable lives. This was partially offset by the $468 million current year impairment at Maritza due to Bulgaria’s commitment to cease electricity generation using coal as a fuel source beyond 2038 and the $51 million impairment of Amman East and IPP4 in Jordan.
See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Argentina	$(7)	$18	$(62)	$(22)
Chile	11	6	—	16
Other	4	5	2	(2)
Total (1)	$8	$29	$(60)	$(8)
___________________________________________
(1)Includes gains of $33 million and $53 million on foreign currency derivative contracts for the three months ended September 30, 2022 and 2021, respectively, and losses of $16 million and gains of $8 million on foreign currency derivative contracts for the nine months ended September 30, 2022 and 2021, respectively.
The Company recognized net foreign currency transaction gains of $8 million for the three months ended September 30, 2022, primarily due to unrealized and realized derivative gains on foreign currency derivatives in South America due to the depreciating Colombian peso, partially offset by realized and unrealized losses due to the depreciating Argentine peso.
The Company recognized net foreign currency transaction losses of $60 million for the nine months ended September 30, 2022, primarily due to the depreciating Argentine peso.
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

45 | The AES Corporation | September 30, 2022 Form 10-Q
Income tax expense
Income tax expense increased $19 million, or 15%, to $145 million for the three months ended September 30, 2022, compared to $126 million for the three months ended September 30, 2021. The Company’s effective tax rates were 24% and 22% for the three months ended September 30, 2022, and 2021, respectively. This net increase in the effective tax rate was primarily due to the 2021 benefit associated with the release of valuation allowance due to a change in expected realizability of net operating loss carryforwards at one of our Brazilian subsidiaries. The current quarter effective tax rate was benefited by the impact of inflationary and foreign currency impacts at certain Argentine businesses.
Income tax expense increased by $111 million to $186 million for the nine months ended September 30, 2022, compared to $75 million for the nine months ended September 30, 2021. The Company’s effective tax rates were 26% and 16% for the nine months ended September 30, 2022, and 2021, respectively. This net increase in the effective tax rate was primarily due to the aforementioned prior year valuation allowance release benefit. The current year effective tax rate was impacted by favorable LNG transactions at certain MCAC businesses, inflationary and foreign currency impacts at certain Argentine businesses, offset by the impact of the asset impairment of the Maritza coal-fired plant. The prior year effective tax rate was also impacted by the asset impairments at Chile and Puerto Rico.
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
Net equity in earnings (losses) of affiliates
Net equity in losses of affiliates increased $51 million, to $26 million for the three months ended September 30, 2022, compared to earnings of $25 million for the three months ended September 30, 2021. This increase was primarily due to a lower allocation of earnings and higher interest expense at sPower, as well as the impact of the three-month lag in accounting for the investment in Fluence, which began July 1, 2021.
Net equity in losses of affiliates increased $39 million to $54 million for the nine months ended September 30, 2022, compared to $15 million for the nine months ended September 30, 2021. This increase was primarily driven by an increase in losses at Fluence due to shipping issues, cost overruns and delays at projects under construction, and an increase in costs, including share-based compensation, associated with the growing business, as well as the impact of the three-month lag in accounting for the investment in Fluence, which began July 1, 2021.
See Note 6—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $117 million, or 82%, to $25 million for the three months ended September 30, 2022, compared to $142 million for the three months ended September 30, 2021. This decrease was primarily due to:
•Higher allocation of losses to tax equity partners at AES Clean Energy Development;
•Prior year deferred tax benefits recorded at AES Brasil; and
•Current year asset impairment at Jordan.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $32 million, or 21%, to $124 million for the nine months ended September 30, 2022, compared to $156 million for the nine months ended September 30, 2021. This decrease was primarily due to:
•Higher allocation of losses to tax equity partners and increased costs associated with growing the business at AES Clean Energy Development;
•Prior year net gains from early contract terminations at Angamos;
•Prior year deferred tax benefits recorded at AES Brasil; and
•Lower earnings from AES Andes due to increased ownership from 67% to 99% in the first quarter of 2022.

46 | The AES Corporation | September 30, 2022 Form 10-Q
These decreases were partially offset by:
•Prior year long-lived asset impairments in Chile; and
•Lower allocation of losses to tax equity partners at AES Renewable Holdings.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation increased $78 million, or 23%, to $421 million for the three months ended September 30, 2022, compared to $343 million for the three months ended September 30, 2021. This increase was primarily due to:
•Higher margins at our MCAC SBU due to favorable LNG transactions.
This increase was partially offset by:
•Lower margins at our US and Utilities SBU primarily due to unrealized derivative losses and the recognition of previously deferred power purchase costs;
•Prior year gain on remeasurement of contingent consideration at AES Clean Energy; and
•Lower capitalized interest at construction projects in Chile.
Net income attributable to The AES Corporation increased $134 million, or 60%, to $357 million for the nine months ended September 30, 2022, compared to $223 million for the nine months ended September 30, 2021. This increase was primarily due to:
•Lower long-lived asset impairments in the current year; and
•Higher margins at our MCAC SBU due to favorable LNG transactions.
These increases were partially offset by:
•Prior year gain on remeasurement of our equity interest in the sPower development platform to acquisition-date fair value;
•Lower margins at our US and Utilities SBU due to the recognition of previously deferred power purchase costs, impacts of outages, and unrealized derivative losses;
•Lower margins at our South America SBU primarily due to prior year net gains from early contract terminations at Angamos;
•Higher income tax expense;
•Prior year gain due to the issuance of new shares by Fluence, which was accounted for as a partial disposition;
•Higher Parent interest expense primarily due to the prior year realized gains on de-designated interest rate swaps; and
•Lower capitalized interest at construction projects in Chile.
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

47 | The AES Corporation | September 30, 2022 Form 10-Q
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted Operating Margin (in millions)	2022	2021	2022	2021
Operating Margin	$892	$760	$1,985	$2,152
Noncontrolling interests adjustment (1)	(148)	(170)	(338)	(577)
Unrealized derivative losses (gains)	17	(26)	(17)	5
Disposition/acquisition losses	1	2	1	8
Net gains from early contract terminations at Angamos	—	(36)	—	(256)
Total Adjusted Operating Margin	$762	$530	$1,631	$1,332
_______________________
(1)The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.

48 | The AES Corporation | September 30, 2022 Form 10-Q

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

49 | The AES Corporation | September 30, 2022 Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted PTC (in millions)	2022	2021	2022	2021
Income from continuing operations, net of tax, attributable to The AES Corporation	$421	$343	$357	$219
Income tax expense from continuing operations attributable to The AES Corporation	128	151	149	91
Pre-tax contribution	549	494	506	310
Unrealized derivative and equity securities losses (gains)	(8)	(53)	(2)	24
Unrealized foreign currency losses	3	11	23	5
Disposition/acquisition losses (gains)	4	(33)	36	(277)
Impairment losses	17	18	497	1,121
Loss on extinguishment of debt	4	27	20	51
Net gains from early contract terminations at Angamos	—	(36)	—	(256)
Total Adjusted PTC	$569	$428	$1,080	$978

50 | The AES Corporation | September 30, 2022 Form 10-Q
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

	Three Months Ended September 30,				Nine Months Ended September 30,
Reconciliation of Adjusted EPS	2022		2021		2022		2021
Diluted earnings per share from continuing operations	$0.59		$0.48		$0.50		$0.31
Unrealized derivative and equity securities losses (gains)	(0.01)		(0.07)	(1)	—		0.03	(2)
Unrealized foreign currency losses	—		0.01		0.03	(3)	0.01
Disposition/acquisition losses (gains)	0.01		(0.05)	(4)	0.05	(5)	(0.40)	(6)
Impairment losses	0.02	(7)	0.03	(8)	0.70	(9)	1.61	(10)
Loss on extinguishment of debt	0.01		0.04	(11)	0.03		0.07	(12)
Net gains from early contract terminations at Angamos	—		(0.05)	(13)	—		(0.37)	(13)
Less: Net income tax expense (benefit)	0.01		0.11	(14)	(0.13)	(15)	(0.19)	(16)
Adjusted EPS	$0.63		$0.50		$1.18		$1.07
_____________________________
(1)Amount primarily relates to unrealized gains on power and commodities swaps at Southland of $22 million, or $0.03 per share, and unrealized gains on foreign currency derivatives in Argentina associated with government receivables of $15 million, or $0.02 per share, and in Brazil of $11 million, or $0.02 per share.
(2)Amount primarily relates to net unrealized derivative losses in Argentina mainly associated with foreign currency derivatives on government receivables of $26 million, or $0.04 per share.
(3)Amount primarily relates to unrealized foreign currency losses mainly associated with the devaluation of long-term receivables denominated in Argentine pesos of $19 million, or $0.03 per share.
(4)Amount primarily relates to a gain on remeasurement of contingent consideration at AES Clean Energy of $24 million, or $0.03 per share, and gain on sale of Guacolda of $22 million, or $0.03 per share, partially offset by loss on Uplight transaction with shareholders of $11 million, or $0.02 per share.
(5)Amount primarily relates to the recognition of an allowance on the AES Gilbert sales-type lease receivable as a cost of disposition of a business interest of $20 million, or $0.03 per share.
(6)Amount primarily relates to the gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $214 million, or $0.31 per share, and gain on Fluence issuance of shares of $60 million, or $0.09 per share, a gain on remeasurement of contingent consideration at AES Clean Energy of $24 million, or $0.03 per share, and gain on sale of Guacolda of $22 million, or $0.03 per share, partially offset by day-one loss recognized at commencement of a sales-type lease at AES Renewable Holdings of $13 million, or $0.02 per share, and loss on Uplight transaction with shareholders of $11 million, or $0.02 per share.
(7)Amount primarily relates to asset impairment at Jordan of $19 million, or $0.03 per share.
(8)Amount primarily relates to asset impairments at AES Clean Energy of $14 million, or $0.02 per share, and at Panama of $5 million, or $0.01 per share.
(9)Amount primarily relates to asset impairments at Maritza of $468 million, or $0.66 per share, and at Jordan of $19 million, or $0.03 per share.
(10)Amount primarily relates to asset impairments at AES Andes of $540 million, or $0.77 per share, at Puerto Rico of $475 million, or $0.68 per share, at Mountain View of $67 million, or $0.10 per share, at our sPower equity affiliate, impacting equity earnings by $21 million, or $0.03 per share, and at AES Clean Energy of $14 million, or $0.02 per share.
(11)Amount relates to losses on early retirement of debt at AES Andes of $15 million, or $0.02 per share, and Argentina of $8 million, or $0.01 per share.
(12)Amount primarily relates to losses on early retirement of debt at Andres and Los Mina of $15 million, or $0.02 per share, at AES Andes of $15 million, or $0.02 per share, and at Argentina of $8 million, or $0.01 per share.
(13)Amounts relate to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $37 million, or $0.05 per share, and $256 million, or $0.37 per share, for the three and nine months ended September 30, 2021, respectively.
(14)Amount primarily relates to a reduction in the income tax benefit associated with the impairment at Puerto Rico of $44 million, or $0.06 per share, income tax expense related to the gain on sale of Guacolda of $6 million, or $0.01 per share, and income tax expense related to the gain on remeasurement of contingent

51 | The AES Corporation | September 30, 2022 Form 10-Q
consideration at AES Clean Energy of $6 million, or $0.01 per share.
(15)Amount primarily relates to income tax benefits associated with the impairments at Maritza of $73 million, or $0.10 per share, and at Jordan of $8 million, or $0.01 per share.
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
US and Utilities SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating Margin	$227	$349	$(122)	-35%	$481	$621	$(140)	-23%
Adjusted Operating Margin (1)	206	266	(60)	-23%	393	514	(121)	-24%
Adjusted PTC (1)	192	254	(62)	-24%	319	426	(107)	-25%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2021 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended September 30, 2022 decreased $122 million, or 35%, which was driven primarily by the following (in millions):

Decrease at Southland primarily due to unrealized derivative losses, partially offset by an increase in capacity sales	$(40)
Decrease at DPL primarily due to the recognition of previously deferred purchased power costs	(30)
Decrease at AES Indiana driven by a charge resulting from a regulatory settlement, partially offset by lower maintenance expenses due to the timing of planned outages and plant-related projects	(19)
Decrease at Southland Energy due to unrealized derivative losses	(14)
Decrease at Puerto Rico primarily driven by lower availability and higher maintenance costs due to forced outages	(13)
Other	(6)
Total US and Utilities SBU Operating Margin Decrease	$(122)
Adjusted Operating Margin decreased $60 million primarily due to the drivers above, adjusted for NCI and unrealized gains and losses on derivatives.
Adjusted PTC decreased $62 million, primarily associated with the decrease in Adjusted Operating Margin described above and higher development costs, partially offset by lower interest expense and higher contributions at our U.S. renewables businesses due to timing of renewable projects coming online.
Operating Margin for the nine months ended September 30, 2022 decreased $140 million, or 23%, which was driven primarily by the following (in millions):

Decrease at Southland Energy primarily due to the impact of forced outages at the CCGT units and unrealized derivative losses	$(34)
Decrease at DPL primarily due to the recognition of previously deferred purchased power costs	(32)
Decrease at AES Indiana driven by a charge resulting from a regulatory settlement and higher maintenance expenses due to timing of planned outages and plant-related projects, partially offset by higher volumes from increased demand and favorable weather	(30)
Decrease at AES Clean Energy driven by increased costs associated with growing the business, partially offset by higher revenue from new projects and the Company’s agreement to supply Google’s data centers with 24/7 carbon-free energy	(23)
Decrease in Puerto Rico primarily driven by higher heat rate and lower availability and higher maintenance costs due to forced outages	(22)
Decrease at AES Hawaii primarily due to increased outages in the current year and closure of the plant in August 2022	(13)
Increase at Southland primarily driven by higher energy sales driven by energy price adjustments from market re-settlements in the prior year and favorable price variances under the commercial hedging strategy, partially offset by higher unrealized losses from commodity derivatives and higher fixed cost	13
Other	1
Total US and Utilities SBU Operating Margin Decrease	$(140)
Adjusted Operating Margin decreased $121 million primarily due to the drivers above, adjusted for NCI and prior year unrealized losses on derivatives.
Adjusted PTC decreased $107 million, primarily associated with the decrease in Adjusted Operating Margin described above, higher development costs, and lower contributions at our U.S. renewables businesses due to timing of renewable projects coming online, partially offset by lower interest expense.

52 | The AES Corporation | September 30, 2022 Form 10-Q
South America SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating Margin	$180	$199	$(19)	-10%	$576	$896	$(320)	-36%
Adjusted Operating Margin (1)	143	96	47	49%	472	321	151	47%
Adjusted PTC (1)	102	83	19	23%	375	267	108	40%
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
Operating Margin for the three months ended September 30, 2022 decreased $19 million, or 10%, which was driven primarily by the following (in millions):

Lower revenue recognized on contract terminations at Angamos in Chile	$(55)
Lower margin in Argentina primarily due to an increase in regulatory receivables credit losses allowance and lower thermal dispatch, partially offset by higher availability at TermoAndes	(24)
Higher margin in Brazil primarily due to higher bilateral energy sales and lower energy purchases due to better hydrology, as well as higher wind and solar generation	40
Higher contract margin in Chile primarily associated with lower energy purchases at lower prices, partially offset by higher fixed costs	18
Other	2
Total South America SBU Operating Margin Decrease	$(19)
After adjusting for the net gains on early contract terminations at Angamos in the prior year, Adjusted Operating Margin increased $47 million due to the increase in ownership in AES Andes from 67% to 99% in the first quarter of 2022.
Adjusted PTC increased $19 million, primarily associated with the increase in Adjusted Operating Margin described above and lower interest expense in Brazil, partially offset by lower capitalized interest at construction projects in Chile and higher realized foreign currency losses in Argentina.
Operating Margin for the nine months ended September 30, 2022 decreased $320 million, or 36%, which was driven primarily by the following (in millions):

Lower revenue recognized on contract terminations at Angamos in Chile	$(382)
Lower margin in Argentina primarily due to an increase in regulatory receivables credit losses allowance and lower thermal dispatch, partially offset by higher availability at TermoAndes	(20)
Higher contract margin in Chile primarily associated with new generation, lower energy prices for energy purchases, and lower depreciation of coal assets, partially offset by lower availability of Ventanas and higher fixed costs	43
Higher margin in Brazil primarily due to higher bilateral energy sales due to better hydrology and higher solar generation, partially offset by higher energy purchases and fixed costs	27
Increase in Colombia mainly due to an increase in contract prices, partially offset by depreciation of the Colombian peso	12
Total South America SBU Operating Margin Decrease	$(320)
After adjusting for the net gains on early contract terminations at Angamos in the prior year, Adjusted Operating Margin increased $151 million due to the increase in ownership in AES Andes from 67% to 99% in the first quarter of 2022.
Adjusted PTC increased $108 million, primarily associated with the increase in Adjusted Operating Margin described above and higher interest income in Brazil, partially offset by lower capitalized interest at construction projects in Chile, higher realized foreign currency losses in Argentina, and higher interest expense in Brazil.

53 | The AES Corporation | September 30, 2022 Form 10-Q
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating Margin	$393	$138	$255	NM	$625	$381	$244	64%
Adjusted Operating Margin (1)	335	106	229	NM	517	284	233	82%
Adjusted PTC (1)	298	81	217	NM	422	213	209	98%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2021 Form 10-K for the respective ownership interest for key businesses.
Operating Margin for the three months ended September 30, 2022 increased $255 million, which was driven primarily by the following (in millions):

Increase in Panama driven by favorable LNG transactions, higher prices due to an increase in the NYMEX Henry Hub index and lower cost of sales resulting from favorable hydrology	$173
Increase in the Dominican Republic driven by favorable LNG transactions partially offset by higher fixed costs	79
Other	3
Total MCAC SBU Operating Margin Increase	$255
Adjusted Operating Margin increased $229 million due to the drivers above, adjusted for NCI and unrealized gains on LNG derivatives.
Adjusted PTC increased $217 million, mainly driven by the increase in Adjusted Operating Margin described above, partially offset by a higher allocation of interest expense attributable to AES after Colon’s noncontrolling interest buyout in September 2021 and lower equity earnings from affiliates in Mexico.
Operating Margin for the nine months ended September 30, 2022 increased $244 million, or 64%, which was driven primarily by the following (in millions):

Increase in Panama driven by favorable LNG transactions, higher prices due to an increase in the NYMEX Henry Hub index and lower cost of sales resulting from favorable hydrology	$166
Increase in the Dominican Republic driven by favorable LNG transactions and higher contract sales due to increased demand and prices, partially offset by an increase in spot purchases and higher fixed costs	99
Decrease in the Dominican Republic mainly driven by the sale of Itabo on April 8, 2021	(19)
Other	(2)
Total MCAC SBU Operating Margin Increase	$244
Adjusted Operating Margin increased $233 million due to the drivers above, adjusted for NCI and unrealized gains on LNG derivatives.
Adjusted PTC increased $209 million, mainly driven by the increase in Adjusted Operating Margin described above, partially offset by higher allocation of interest expense attributable to AES after Colon’s noncontrolling interest buyout in September 2021.
Eurasia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating Margin	$54	$46	$8	17%	$196	$158	$38	24%
Adjusted Operating Margin (1)	41	35	6	17%	142	118	24	20%
Adjusted PTC (1)	47	45	2	4%	154	144	10	7%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business included in our 2021 Form 10-K for the respective ownership interest for key businesses.

54 | The AES Corporation | September 30, 2022 Form 10-Q
Operating Margin for the three months ended September 30, 2022 increased $8 million, or 17%, which was driven primarily by the following (in millions):

Higher merchant prices captured by Kavarna, partially offset by Euro depreciation	$10
Other	(2)
Total Eurasia SBU Operating Margin Increase	$8
Adjusted Operating Margin increased $6 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $2 million, mainly driven by the increase in Adjusted Operating Margin described above, partially offset by higher interest expense.
Operating Margin for the nine months ended September 30, 2022 increased $38 million, or 24%, which was driven primarily by the following (in millions):

Construction revenue for Mong Duong driven by a reduction in expected completion costs for ash pond 2	$19
Higher merchant prices captured by Kavarna, partially offset by Euro depreciation	17
Other	2
Total Eurasia SBU Operating Margin Increase	$38
Adjusted Operating Margin increased $24 million due to the drivers above, adjusted for NCI.
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
Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”) seeks to block the import of products made with forced labor in certain areas of China and may lead to certain suppliers being blocked from importing solar cells and panels to the U.S. Certain suppliers, including a supplier that AES contracts with, have had shipments detained pending satisfactory documentation of compliance with the UFLPA. While our projects have not been impacted, further disruptions may impact our suppliers’ ability or willingness to meet their contractual agreements or to continue to supply cells or panels into the U.S. market on terms that we deem satisfactory.

55 | The AES Corporation | September 30, 2022 Form 10-Q
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
Inflation Reduction Act and U.S. Renewable Energy Tax Credits — The Inflation Reduction Act (the “IRA”) was signed into law in the United States. The IRA includes provisions that are expected to benefit the U.S. clean energy industry, including increases, extensions and/or new tax credits for onshore and offshore wind, solar, storage and hydrogen projects. We expect that the extension of the current solar investment tax credits (ITC), as well as higher credits available for projects that satisfy wage and apprenticeship requirements, will increase demand for our renewables products.
Our U.S. renewables business has a 51 GW pipeline that we intend to utilize to continue to grow our business, and these changes in tax policy are supportive of this strategy. We account for U.S. renewables projects according to U.S. GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the tax-credit value that is transferred to tax equity partners at the time of its creation, which for projects utilizing the investment tax credit is in the quarter the project begins commercial operation. For projects utilizing the production tax credit, this value is recognized over 10 years as the facility produces energy. In 2022, we estimate that we will realize approximately $200-$230 million of Adjusted PTC from tax credits earned by our U.S. renewables business.
The implementation of the IRA is expected to require substantial guidance from the U.S. Department of Treasury and other government agencies. While that guidance is pending, there will be uncertainty with respect to the implementation of certain provisions of the IRA.
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
On April 12, 2022, a mediation team was appointed to prepare the plan to resolve the PREPA Title III case and related proceedings. As of September 16, 2022, the PREPA mediation has been terminated. The Oversight Board has requested for hearings on motions for summary judgment in early April 2023.
AES Puerto Rico and AES Ilumina’s non-recourse debt of $170 million and $27 million, respectively, continue to be in technical default and are classified as current as of September 30, 2022 as a result of PREPA’s bankruptcy filing in July 2017. The Company is in compliance with its debt payment obligations as of September 30, 2022.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $94 million is recoverable as of September 30, 2022.

Global Tax — The macroeconomic and political environments in the U.S. and in some countries where our

56 | The AES Corporation | September 30, 2022 Form 10-Q
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
In the U.S., the IRA includes a 15% corporate alternative minimum tax based on adjusted financial statement income and a 1% excise tax on stock buy backs. We are currently evaluating the applicability and effect of the new law. We have elected an accounting policy not to consider the effects of being subject to the corporate alternative minimum tax in future periods when assessing the realizability of our deferred tax assets, carryforwards, and tax credits. Any effect on the realization of deferred tax assets will be recognized in the period they arise.
In the first quarter of 2022, the European Commission published an amended draft Directive on Pillar 2 which includes numerous amendments compared to the version published in the fourth quarter of 2021. The potential timing for possible enactment and impact to the Company remains unknown but may be material.
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

57 | The AES Corporation | September 30, 2022 Form 10-Q
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
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions will involve a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict the outcome of the PPA Discussions or when those discussions will conclude. Nor can we predict how DG Comp might resolve its review if the PPA Discussions fail to result in an agreement concerning the agency’s review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2022, the carrying value of our long-lived assets at Maritza is $387 million.
AES Ohio Distribution Rate Case — On November 30, 2020, AES Ohio filed a new distribution rate case with the Public Utilities Commission of Ohio (“PUCO”) that proposes a revenue increase of $120.8 million per year and incorporates the DIR investments that were planned and approved in the last rate case, but not yet included in distribution rates, other distribution investments since September 2015, and other investments and expenses. Certain parties that have intervened in the distribution rate case have argued that ESP 1 incorporates a distribution rate freeze. The rate case is pending a commission order and we are unable to predict the outcome at this time.
AES Ohio Electric Security Plan — AES Ohio is currently operating pursuant to ESP 1. On September 26, 2022, AES Ohio filed its latest Electric Security Plan (ESP 4) with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability, and continue investments in local economic development. As part of this plan, AES Ohio intends to increase investments in the distribution infrastructure and deploy a proactive vegetation management program. The plan also includes proposals for new customer programs, including renewable options, electric vehicle programs, and energy efficiency programs for residential and low-income customers. ESP 4 also seeks to recover outstanding regulatory assets not currently in rates. AES Ohio did not propose that the Rate Stabilization Charge would continue as part of ESP 4. The plan requires PUCO approval.
AES Indiana Integrated Resource Plan (“IRP”) — AES Indiana has begun holding public advisory meetings for its 2022 IRP. Changes to its generation portfolio are evaluated and decided through the IRP. AES Indiana issued an all-source Request for Proposal on April 14, 2022, in order to competitively procure replacement capacity; such need is being evaluated in AES Indiana's 2022 IRP. The 2022 IRP is expected to be filed in the fourth quarter of 2022.
Estí Hydro Plant Flooding Incident
On September 30, 2022, there was a flooding incident that impacted Estí, a 120 MW hydro plant in Panama. The plant was taken out of service while a complete assessment of the damages is ongoing. Repairs will be needed to ensure the long-term performance of the facility, during which time the plant will continue to be out of service. The plant is covered by business interruption and property damage insurance and has already notified its insurers.
The Company has not identified any indicators of impairment and believes the carrying value of the plant of $133 million is recoverable as of September 30, 2022.
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.

58 | The AES Corporation | September 30, 2022 Form 10-Q
Impairments
Long-lived Assets — During the nine months ended September 30, 2022, the Company recognized asset impairment expense of $533 million. See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets that were assessed for impairment totaled $389 million at September 30, 2022.
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
Goodwill — The Company considers a reporting unit at risk of impairment when its fair value does not exceed its carrying amount by more than 10%. During the annual goodwill impairment test performed as of October 1, 2021, the Company had no reporting units considered to be “at risk,” as the fair value of all reporting units exceeded their carrying amounts by more than 10%. The Company monitors its reporting units for interim impairment indicators, and has determined that no triggering events requiring a reassessment of goodwill impairment exist as of September 30, 2022.
However, the Company has seen degradation in certain inputs to the discount rate used in our goodwill impairment analysis, such as increasing interest rates and country risk premiums in certain markets, since the date of our last impairment test. These changes to the inputs of our discount rate may negatively impact our annual goodwill impairment test as of October 1, 2022. The analysis of the cash flows to which these inputs are applied is currently in process. It is currently not known if these inputs to the discount rate are significant enough to result in an impairment of goodwill.
Should the fair value of any of the Company’s reporting units fall below its carrying amount as a result of these inputs or other changes such as reduced operating performance, market declines, changes in the discount rate, regulatory changes, or other adverse conditions, goodwill impairment charges may be necessary in future periods.
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
In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Indiana, Maryland, Ohio, and Pennsylvania) affected the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and, accordingly, the EPA issued federal implementation plans that both updated existing CSAPR NOx ozone season emission budgets for electric generating units within these states and implemented these

59 | The AES Corporation | September 30, 2022 Form 10-Q
budgets through modifications to the CSAPR NOx ozone season allowance trading program. Implementation started in the 2017 ozone season (May-September 2017). Affected facilities receive fewer ozone season NOx allowances in 2017 and later, possibly resulting in the need to purchase additional allowances. Additionally, on September 13, 2019, the D.C. Circuit remanded a portion of October 2016 CSAPR Update Rule to the EPA. On April 30, 2021, the EPA published a final rule to address the 2020 D.C. Circuit decision. The EPA issued new or amended federal implementation plans for 12 states, including Indiana, Maryland, Ohio, and Pennsylvania, with revised CSAPR NOx ozone season emission budgets for electric generating units within these states via a new CSAPR NOx Ozone Season Group 3 Trading Program. Implementation began during the 2021 ozone season (May-September 2021) with an effective date of June 29, 2021. AES Indiana facilities and AES Warrior Run in Maryland will receive fewer ozone season NOx allowances for future NOx Ozone Seasons beginning in 2021 and later, possibly resulting in the need to purchase additional allowances. In addition, subject sources in these states were required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances by deadlines in 2021. This requirement applies inclusive of assets and allowances that have since been sold and/or retired, including former AES assets in Ohio and Pennsylvania. While AES no longer operates electric generating units subject to the revised CSAPR Update Rule in Ohio or Pennsylvania, certain prior AES sources in these states were required to surrender an equivalent number of previously allocated 2021-2024 Group 2 allowances and on July 14, 2021 the required allowances were recalled by the EPA, fulfilling this obligation.
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
Climate Change Regulation — On July 8, 2019, the EPA published the final Affordable Clean Energy (“ACE”) Rule, along with associated revisions to implementing regulations, in addition to final revocation of the CPP. The ACE Rule determines that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final ACE Rule established CO2 emission rules for existing power plants under CAA Section 111(d) and replaced the EPA's 2015 Clean Power Plan Rule (“CPP”), which among other things, had called on states to mandate that power companies shift electricity generation to lower or zero carbon fuel sources. In the final ACE rule, the EPA determined that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. AES Indiana Petersburg and AES Warrior Run have coal-fired electric generating units that could have been impacted by this regulation. On January 19, 2021, the D.C. Circuit vacated and remanded to the EPA the ACE Rule, although the parties had an opportunity to request a rehearing at the D.C. Circuit or seek a review of the decision by the U.S. Supreme Court. On March 5, 2021, the D.C. Circuit issued a partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP did not take effect while the EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating units. On October 29, 2021, the U.S. Supreme Court granted petitions to review the decision by the D.C. Circuit to vacate the ACE Rule. On June 30, 2022, the Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion. The opinion held that the “generation shifting” approach in the CPP exceeded the authority granted to the EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 Supreme Court decision, on October 27, 2022, the D.C. Circuit recalled its March 5, 2021 partial mandate and issued a new partial mandate, holding pending challenges to the ACE Rule in abeyance while the EPA develops a replacement rule. The impact of the results of further proceedings and potential future greenhouse gas emissions regulations remains uncertain.
Waste Management — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements, and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act ("WIN Act") was signed into law. This includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. If this rule is finalized before Indiana or Puerto Rico establishes a state-level CCR permit program, AES CCR units in those locations could eventually be required to apply for a federal CCR permit from the

60 | The AES Corporation | September 30, 2022 Form 10-Q
EPA. The EPA has indicated that it will implement a phased approach to amending the CCR Rule, which is ongoing. On August 28, 2020, the EPA published final amendments to the CCR Rule titled "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if the EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to the EPA by November 30, 2020. On January 11, 2022, the EPA released the first in a series of proposed determinations regarding CCR Part A Rule demonstrations and compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.
The CCR rule, current or proposed amendments to or interpretations of the CCR rule, the results of groundwater monitoring data, or the outcome of CCR-related litigation could have a material impact on our business, financial condition, and results of operations. AES Indiana would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard.
Capital Resources and Liquidity
Overview
As of September 30, 2022, the Company had unrestricted cash and cash equivalents of $1.6 billion, of which $49 million was held at the Parent Company and qualified holding companies. The Company had $671 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $481 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $17.4 billion and $4.7 billion, respectively. Of the $2 billion of our current non-recourse debt, $1.8 billion was presented as such because it is due in the next twelve months and $204 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents, of which $197 million is due to the bankruptcy of the offtaker.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to drawings of $1.1 billion under its revolving credit facility. On a consolidated basis, of the Company’s $22.3 billion of total gross debt outstanding as of September 30, 2022, approximately $4.2 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $1.4 billion of our floating rate non-recourse exposure as variable rate instruments act as a natural hedge against inflation in Brazil.

61 | The AES Corporation | September 30, 2022 Form 10-Q
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of September 30, 2022, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $2.3 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As the Parent Company has only recently been upgraded to investment grade by all three rating agencies, some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of September 30, 2022, we had $156 million in letters of credit outstanding provided under our unsecured credit facility and $26 million in letters of credit outstanding provided under our revolving credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended September 30, 2022, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables
As of September 30, 2022, the Company had approximately $94 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2023, or one year from the latest balance sheet date. The receivables in the U.S. are associated with future premium payments on a heat rate call option which are expected to be received in 2024. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government. A portion relates to the extension of existing PPAs with the addition of renewable energy. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—South America SBU—Argentina—Regulatory Framework and Market Structure included in our 2021 Form 10-K for further information.
As of September 30, 2022, the Company had approximately $1.2 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will

62 | The AES Corporation | September 30, 2022 Form 10-Q
be collected over the 25-year term of the plant’s PPA. In December 2020, Mong Duong met the held-for-sale criteria and the loan receivable balance, net of CECL reserve, was reclassified to held-for-sale assets. As of September 30, 2022, $96 million of the loan receivable balance was classified as Current held-for-sale assets and $1.1 billion was classified as Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheets. See Note 13—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the nine months ended September 30, 2022 were debt financings, cash flows from operating activities, and sales of short-term investments. The primary uses of cash in the nine months ended September 30, 2022 were repayments of debt, capital expenditures, purchases of short-term investments, acquisitions of noncontrolling interests and purchases of emissions allowances.
The primary sources of cash for the Company in the nine months ended September 30, 2021 were were debt financings, cash flows from operating activities, proceeds from the issuance of Equity Units, and sales of short-term investments. The primary uses of cash in the nine months ended September 30, 2021 were repayments of debt, capital expenditures, and purchases of short-term investments.
A summary of cash-based activities are as follows (in millions):

	Nine Months Ended September 30,
Cash Sources:	2022	2021
Borrowings under the revolving credit facilities	$4,214	$1,251
Issuance of non-recourse debt	3,554	978
Net cash provided by operating activities	1,649	1,379
Sale of short-term investments	654	525
Sales to noncontrolling interests	336	81
Issuance of recourse debt	200	7
Contributions from noncontrolling interests	122	95
Affiliate repayments and returns of capital	71	195
Issuance of preferred shares in subsidiaries	60	151
Issuance of preferred stock	—	1,014
Other	53	91
Total Cash Sources	$10,913	$5,767

Cash Uses:
Repayments under the revolving credit facilities	$(2,782)	$(1,031)
Capital expenditures	(2,711)	(1,534)
Repayments of non-recourse debt	(1,772)	(1,342)
Purchase of short-term investments	(1,091)	(372)
Acquisitions of noncontrolling interests	(541)	(17)
Purchase of emissions allowances	(415)	(179)
Dividends paid on AES common stock	(316)	(301)
Contributions and loans to equity affiliates	(202)	(321)
Distributions to noncontrolling interests	(129)	(173)
Acquisitions of business interests, net of cash and restricted cash sold	(114)	(93)
Other	(290)	(257)
Total Cash Uses	$(10,363)	$(5,620)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$550	$147
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative nine month period (in millions):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2022	2021	$ Change
Operating activities	$1,649	$1,379	$270
Investing activities	(3,825)	(1,728)	(2,097)
Financing activities	2,863	521	2,342

63 | The AES Corporation | September 30, 2022 Form 10-Q
Operating Activities
Net cash provided by operating activities increased $270 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.
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
•Adjusted net income decreased $338 million primarily due to lower margins at our South America and US and Utilities SBUs and an increase in interest expense, partially offset by higher margins at our MCAC and Eurasia SBUs.
•Working capital requirements decreased $608 million, primarily due to deferred income at Angamos in the prior year due to revenue recognized for the early contract terminations with Minera Escondida and Minera Spence, the GSF liability payment at Tietê in the prior year, and the change in income tax liabilities, partially offset by an increase in inventory, primarily fuel and other raw materials, at AES Andes, AES Indiana and Panama.
Investing Activities
Net cash used in investing activities increased $2.1 billion for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.
Investing Cash Flows
(in millions)
•Cash used for short-term investing activities increased $590 million, primarily at AES Brasil as a result of higher net short-term investment purchases in 2022.
•Purchases of emissions allowances increased $236 million, primarily in Bulgaria as a result of increased demand and higher CO2 prices.
•Capital expenditures increased $1.2 billion, discussed further below.

64 | The AES Corporation | September 30, 2022 Form 10-Q
Capital Expenditures
(in millions)
•Growth expenditures increased $1.1 billion, primarily driven by an increase in renewable projects at AES Clean Energy and AES Brasil, and by higher TDSIC plan and renewable project investments at AES Indiana, partially offset by the timing of payments for the construction of the Alamitos Energy Center at Southland Energy in the prior year.
•Maintenance expenditures increased $65 million, primarily due to increased expenditures at AES Indiana and AES Ohio.
•Environmental expenditures decreased $2 million, with no material drivers.
Financing Activities
Net cash provided by financing activities increased $2.3 billion for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.
Financing Cash Flows
(in millions)
See Notes 7—Debt and 11—Equity in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt and equity transactions.
•The $2.1 billion impact from non-recourse debt transactions is primarily due to an increase in net borrowings in the Netherlands and Panama, the United Kingdom, AES Clean Energy, IPALCO, AES Ohio, AES Brasil, and AES Andes, and by a decrease in net repayments in the Dominican Republic.
•The $805 million impact from Parent Company revolver transactions is primarily due to higher net borrowings in the current year.
•The $407 million impact from from non-recourse revolver transactions is primarily due to higher net borrowings at AES Clean Energy and in the Dominican Republic and Argentina, partially offset by higher net repayments at AES Ohio and lower net borrowings at AES Andes.
•The $255 million impact from sales to noncontrolling interests is primarily due to proceeds received from the sales of ownership interests in Andes Solar 2a and Los Olmos as part of the Chile Renovables renewable partnership, and at AES Clean Energy from the sales of ownership in project companies to tax equity partners.

65 | The AES Corporation | September 30, 2022 Form 10-Q
•The $171 million impact from recourse debt transactions is primarily due to higher net borrowings at the Parent Company.
•The $1 billion impact from issuance of preferred stock is due to the issuance of Equity Units at the Parent Company in the prior year.
•The $524 million impact from acquisitions of noncontrolling interests is mainly due to the acquisition of an additional 32% ownership interest in AES Andes.
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

	September 30, 2022	December 31, 2021
Consolidated cash and cash equivalents	$1,553	$943
Less: Cash and cash equivalents at subsidiaries	(1,504)	(902)
Parent Company and qualified holding companies’ cash and cash equivalents	49	41
Commitments under the Parent Company credit facility	1,500	1,250
Less: Letters of credit under the credit facility	(26)	(48)
Less: Borrowings under the credit facility	(1,100)	(365)
Borrowings available under the Parent Company credit facility	374	837
Total Parent Company Liquidity	$423	$878
The Company utilizes its Parent Company credit facility for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year.
The Parent Company paid dividends of $0.1580 per outstanding share to its common stockholders during the first, second, and third quarters of 2022 for dividends declared in December 2021, February 2022, and July 2022, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4.7 billion and $3.8 billion as of September 30, 2022 and December 31, 2021, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2021 Form 10-K for additional detail.
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

66 | The AES Corporation | September 30, 2022 Form 10-Q
Various debt instruments at the Parent Company level, including our revolving credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of September 30, 2022, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2 billion. The portion of current debt related to such defaults was $204 million at September 30, 2022, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. An additional $69 million of debt in default exists at the subsidiary AES Jordan PSC which was classified as a current held-for-sale liability at September 30, 2022. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents, of which $197 million is due to the bankruptcy of the offtaker. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of September 30, 2022, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of September 30, 2022, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2021 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or

67 | The AES Corporation | September 30, 2022 Form 10-Q
results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2022.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. As of September 30, 2022, we project pre-tax earnings exposure on a 10% (uncorrelated) appreciation of commodity prices would be less than a $5 million gain for power and coal, less than a $5 million loss for oil and natural gas. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower power, higher oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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

68 | The AES Corporation | September 30, 2022 Form 10-Q
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
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES’ portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward-looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distributions and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis, which could result in greater volatility in earnings. The largest foreign exchange risks over the remaining period of 2022 stem from the following currencies: Brazilian real, Colombian peso, and Euro. As of September 30, 2022, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Euro and Brazilian real are projected to be impacted by less than $5 million loss, and less than $5 million gain for Colombia peso. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2022 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains or losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
Interest Rate Risks

69 | The AES Corporation | September 30, 2022 Form 10-Q
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
As of September 30, 2022, the portfolio’s pre-tax earnings exposure for 2022 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $5 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2022, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

70 | The AES Corporation | September 30, 2022 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of September 30, 2022.
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
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the state of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to mitigate the contaminated area located on the grounds of the pole factory and an indemnity payment of approximately R$6 million ($1 million). In October 2011, the State Attorney filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined that only CEEE was required to perform the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The case is now awaiting judgment. The removal and remediation costs are estimated to be approximately R$15 million to R$60 million ($3 million to $11 million), and there could be additional costs which cannot be estimated at this time. In June 2016, the Company sold AES Sul to CPFL Energia S.A. and as part of the sale, AES Guaiba, a holding company of AES Sul, retained the potential liability relating to this matter. The Company believes that there are meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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

71 | The AES Corporation | September 30, 2022 Form 10-Q
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
In October 2017, the Maritime Prosecution Office from Valparaíso issued a ruling alleging responsibility by AES Andes for the presence of coal waste on Ventanas beach and proposed a fine before the Maritime Governor, of approximately $395,000. AES Andes submitted its statement of defense, denying the allegations. In May 2021, AES Andes was notified of an amended Opinion of the Maritime Prosecution Office which extends the alleged liability to a third party and reduces the proposed fine to AES Andes to approximately $372,000. On August 18, 2021, the Maritime Governor issued a resolution affirming the proposed fine, and on September 8, AES Andes filed an administrative action with the Maritime Governor requesting reconsideration of the fine. On December 28, 2021, the resolution rejecting the reinstatement appeal was notified, and on January 17, 2022, AES Andes filed an appeal against that ruling. In April 2022, Puerto Ventanas requested that the Maritime Authority join this proceeding with a parallel proceeding; however, the request was rejected. In May 2022, the General Director of the Maritime Territory and Merchant Marine of the Chilean Navy rejected AES Andes’ appeal and imposed a fine of $341,363. AES Andes will continue with administrative appeals, but the fine must be payed, as it is not suspended during the pendency of the remaining appeals. AES Andes believes that it has meritorious defenses to the allegations; however, there are no assurances it will be successful.
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
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify or provide any supporting information concerning the alleged injuries of the claimants individually, nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court. Preliminary hearings have taken place and are ongoing. The relevant AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
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

72 | The AES Corporation | September 30, 2022 Form 10-Q
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
On May 12, 2021, the Federal Attorney for Environmental Protection (the “Authority”) initiated an environmental audit at the Termoelectrica del Golfo (“TEG”) and Termoelectrica del Peñoles (“TEP”) thermal generating facilities. On July 15, 2022, TEG was notified of the resolution issued by the Authority, which alleges breaches of air emission regulations, including failure to submit reports. The resolution imposes a fine of $8,467,360 pesos (approximately USD $400,000). The facility filed a nullity judgment to challenge the resolution, and on September 8, 2022, a provisional injunction was granted by the Tribunal, subject to TEG’s presentation of a warranty, which could include a corporate guaranty or bail. The provisional injunction temporarily suspends the obligation to pay the fine while the Tribunal considers a definitive injunction, and potentially, a sentence dismissing the fine. No resolution for TEP’s audit has been issued. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
On July 25, 2022, AES Puerto Rico, LP (“AES-PR”) received from the EPA an NOV alleging certain violations of the CAA at AES-PR’s coal-fired power facility in Guayama, Puerto Rico. The NOV alleges AES-PR exceeded an emission limit and did not continuously operate certain monitoring equipment, conduct certain analyses and testing, maintain complete records, and submit certain reports as required by the EPA’s Mercury and Air Toxics Standards. The NOV further alleges AES-PR did not comply fully with the facility’s Title V operating permit. AES-PR is engaging in discussions with the EPA about the NOV. AES-PR will defend its interests, but we cannot predict the outcome of this matter at this time. However, settlements and litigated outcomes of CAA claims alleged against other coal-fired power plants have required companies to pay civil penalties and undertake remedial measures.
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

73 | The AES Corporation | September 30, 2022 Form 10-Q
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
We are in the business of generating and distributing electricity, which involves certain risks that can adversely affect financial and operating performance, including:
•changes in the availability of our generation facilities or distribution systems due to increases in scheduled and unscheduled plant outages; equipment failure; failure of transmission systems; labor disputes; disruptions in fuel supply; poor hydrologic and wind conditions; inability to comply with regulatory or permit requirements; or catastrophic events such as fires, floods, storms, hurricanes, earthquakes, dam failures, tsunamis, explosions, terrorist acts, cyber-attacks or other similar occurrences; and
•changes in our operating cost structure, including, but not limited to, increases in costs relating to gas, coal, oil and other fuel; fuel transportation; purchased electricity; operations, maintenance and repair; environmental compliance, including the cost of purchasing emissions offsets and capital expenditures to install environmental emission equipment; transmission access; and insurance.
Our businesses require reliable transportation sources (including related infrastructure such as roads, ports and rail), power sources, and water sources to access and conduct operations. The availability and cost of this infrastructure affects capital and operating costs and levels of production and sales. Limitations or interruptions in this infrastructure or at the facilities of our subsidiaries, including as a result of third parties intentionally or unintentionally disrupting this infrastructure or the facilities of our subsidiaries, could impede their ability to produce electricity.
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
Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment, and delivering electricity to transmission and distribution systems. In addition to natural risks, such as earthquakes, floods, lightning, hurricanes and wind, hazards, such as fire, explosion, collapse and machinery failure, are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error or actions of third parties or other external events. The control and management of these risks depend upon adequate development and training of personnel and on operational procedures, preventative maintenance plans, and specific programs supported by quality control systems, which may not prevent the occurrence and impact of these risks.
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

74 | The AES Corporation | September 30, 2022 Form 10-Q
Our renewable energy projects and other initiatives face considerable uncertainties.
Wind, solar, and energy storage projects are subject to substantial risks. Some of these business lines are dependent upon favorable regulatory incentives to support continued investment, and there is significant uncertainty about the extent to which such favorable regulatory incentives will be available in the future. In particular, in the U.S., AES’ renewable energy generation growth strategy depends in part on federal, state and local government policies and incentives that support the development, financing, ownership, and operation of renewable energy generation projects, including investment tax credits, production tax credits, accelerated depreciation, renewable portfolio standards, feed-in-tariffs and similar programs, renewable energy credit mechanisms, and tax exemptions. If these policies and incentives are changed or eliminated, or AES is unable to use them, there could be a material adverse impact on AES’ U.S. renewable growth opportunities, including fewer future PPAs or lower prices in future PPAs, decreased revenues, reduced economic returns on certain project company investments, increased financing costs, and/or difficulty obtaining financing.
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
Our business relies on electronic systems and network technologies to operate our generation, transmission and distribution infrastructure. We also use various financial, accounting, and other infrastructure systems. Our infrastructure may be targeted by nation states, hacktivists, criminals, insiders, or terrorist groups. In particular, there has been an increased focus on the U.S. energy grid believed to be related to the Russia/Ukraine conflict. Such an attack, by hacking, malware, or other means, may interrupt our operations, cause property damage, affect our ability to control our infrastructure assets, cause the release of sensitive customer information, or limit communications with third parties. Any loss or corruption of confidential or proprietary data through a breach may:
•impact our operations, revenue, strategic objectives, customer, and vendor relationships;
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

75 | The AES Corporation | September 30, 2022 Form 10-Q
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. There can be no assurances as to the amount, timing, or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of September 30, 2022, $264 million remained available for repurchase under the Program. No repurchases were made by The AES Corporation of its common stock during the third quarter of 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Item 1.01. Entry into a Material Definitive Agreement
On November 1, 2022, each member of the Company’s Board of Directors and each of its executive officers entered into an indemnification agreement (the “Indemnification Agreement”) with the Company. The Indemnification Agreement supplements the indemnification provisions contained in the Company’s Amended and Restated By-Laws and generally provides that the Company will indemnify the Indemnitee to the fullest extent permitted by the General Corporation Law of the State of Delaware and any other applicable laws, subject to certain exceptions, against expenses, damages, losses, liabilities, judgments, fines, penalties, and other amounts paid or incurred by the Indemnitee in connection with any threatened, asserted, pending, or completed claim, demand, action, suit or proceeding in which the Indemnitee is involved by reason of the Indemnitee’s service as a director or officer of the Company.
The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement, the form of which is filed as Exhibit 10.30 hereto and is incorporated herein by reference.

76 | The AES Corporation | September 30, 2022 Form 10-Q
ITEM 6. EXHIBITS

10.30	Form of Director and Officer Indemnification Agreement, (filed herewith).
10.31
Amendment No. 1 to the Credit Agreement dated as of August 23, 2022 among The AES Corporation, a Delaware corporation, the lenders listed on the signature pages thereof, and Citibank, N.A., as Administrative Agent, (filed herewith).

10.32
Term Loan Agreement dated as of September 30, 2022 among The AES Corporation as Borrower, the banks named herein as Banks, and Sumitomo Mitsui Banking Corporation as Administrative Agent, (filed herewith).

21.1	Subsidiaries of The AES Corporation (filed herewith).
31.1	Rule13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

77 | The AES Corporation | September 30, 2022 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	November 3, 2022	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)