Form 10-K
period 2022-12-31
AES CORP
filed 2023-03-01
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing sale price of $21.01 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $14.03 billion.
The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, on February 27, 2023 was 668,824,617.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement for its 2023 annual meeting of stockholders are incorporated by reference in Parts II and III

The AES Corporation Fiscal Year 2022 Form 10-K

1 | 2022 Annual Report

Glossary of Terms
The following is a list of frequently used terms and abbreviations that appear in the text of this report and have the definitions indicated below:

ACED	AES Clean Energy Development, LLC
Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Brasil	AES Brasil Operações S.A., formerly branded as AES Tietê
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AIMCo	Alberta Investment Management Corporation
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
BACT	Best Available Control Technology
BESS	Battery energy storage system
BOT	Build, Operate and Transfer
CAA	U.S. Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCEE	Brazilian Chamber of Electric Energy Commercialization
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites
CDPQ	La Caisse de dépôt et placement du Quebéc
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFE	Federal Electricity Commission in Mexico
CFO	Chief Financial Officer
CO2	Carbon Dioxide
COD	Commercial Operation Date
CSAPR	U.S. Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DG Comp	Directorate-General for Competition of the European Commission
DPL	DPL Inc.
DPP	Dominican Power Partners
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERCOT	Electric Reliability Council of Texas
ESP	Electric Security Plan
EU	European Union
EURIBOR	Euro Inter Bank Offered Rate
EVN	Electricity of Vietnam
FERC	U.S. Federal Energy Regulatory Commission
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens (NASDAQ: FLNC)
FONINVEMEM	Fund for the Investment Needed to Increase the Supply of Electricity in the Wholesale Market in Argentina
FPA	U.S. Federal Power Act
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GSF	Generation Scaling Factor
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation Book Value

2 | 2022 Annual Report

IPALCO	IPALCO Enterprises, Inc.
IPP	Independent Power Producers
ISO	Independent System Operator
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LIBOR	London Inter Bank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MRE	Energy Reallocation Mechanism
MW	Megawatts
MWh	Megawatt Hours
NAAQS	U.S. National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NERC	North American Electric Reliability Corporation
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Dioxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
O&M	Operations and Maintenance
ONS	National System Operator in Brazil
OPGC	Odisha Power Generation Corporation, Ltd.
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
OVEC	Ohio Valley Electric Corporation, an electric generating company in which AES Ohio has a 4.9% interest
Parent Company	The AES Corporation
PCU	Performance Cash Units
Pet Coke	Petroleum Coke
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PSU	Performance Stock Unit
PUCO	The Public Utilities Commission of Ohio
PURPA	U.S. Public Utility Regulatory Policies Act
QF	Qualifying Facility
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SADI	Argentine Interconnected System
SBU	Strategic Business Unit
SEC	U.S. Securities and Exchange Commission
SEN	Sistema Electrico Nacional in Chile
SIN	National Interconnected System in Colombia
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SWRCB	California State Water Resources Board
TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VAT	Value Added Tax
VIE	Variable Interest Entity
Vinacomin	Vietnam National Coal-Mineral Industries Holding Corporation Ltd.

3 | 2022 Annual Report

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
•pandemics, or the future outbreak of any other highly infectious or contagious disease, including COVID-19;
•the performance of our contracts by our contract counterparties, including suppliers or customers;
•severe weather and natural disasters;

4 | 2022 Annual Report

•our ability to manage global supply chain disruptions;
•our ability to raise sufficient capital to fund development projects or to successfully execute our development projects;
•the success of our initiatives in renewable energy projects and energy storage projects;
•the availability of government incentives or policies that support the development of renewable energy generation projects;
•our ability to execute on our strategies or achieve expectations related to environmental, social, and governance matters;
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

5 | 2022 Annual Report

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

4 MARKET-ORIENTED STRATEGIC BUSINESS UNITS

32,326 Gross MW in Operation*

Generation Capacity Under Construction **5,453MW**

VALUES

- Safety first
- Highest standards
- All together

FUEL TYPE
Renewables 46%
Gas 32%
Oil/Diesel/Pet Coke 2%
Coal 20%

$12.6B TOTAL 2022 REVENUES

$38B TOTAL ASSETS OWNED & MANAGED

AES IS ENERGIZED BY A GLOBAL WORKFORCE OF APPROXIMATELY **9,100 PEOPLE**

6 UTILITY COMPANIES

AES Serves **2.6M** UTILITY CUSTOMERS

*23,494 proportional MW (gross MW multiplied by AES' equity ownership percentage)

Our Strategy
AES is an industry leader in developing and operating the solutions that will enable the transition to zero and low-carbon sources of energy and achievement of the Paris Agreement's goal of net-zero emissions by 2050.
Today we see an enormous business opportunity from the once-in-a-lifetime transformation of the electricity sector driven by decarbonization, electrification, and digitalization. There is a substantial need for more renewable energy as well as an opportunity for innovation to develop new products and solutions that help customers accomplish their individual decarbonization goals.
The focus of our strategy continues to be on partnering with large companies that are looking to transition to carbon-free sources of electricity. As an indication of our success, in 2022 we were recognized by BNEF as the #1 global clean energy developer for corporations.
In 2022, we signed long-term contracts for 5.2 GW of renewable power, bringing our backlog of projects — those with signed contracts, but which are not yet in operation — to 12.2 GW. Our backlog serves as the core component of future growth.
Central to our renewables growth strategy is a focus on customer collaboration and co-creation, which helps us develop unique solutions tailored to a specific customer's needs. This approach not only contributes to customer satisfaction and repeat business, but it also allows AES to work with key customers on a bilateral basis rather than just through participation in bid processes.
This approach has led to the co-creation of several first-of-its-kind industry innovations, including agreements to supply 24/7 carbon-free energy for global data center companies. Our unique capabilities in developing tailored energy solutions, enabled us to partner with Air Products to announce our plans to develop, build, own, and operate the largest green hydrogen production facility to date in the United States.
We are also working with some of the world's largest mining companies in their transition to renewable energy in South America, essentially reducing the emissions of major supply chains. One way in which we are serving the

6 | 2022 Annual Report

mining industry is through our Green Blend offering, in which we work to integrate renewable energy with thermal power during select hours of the day, reducing overall thermal generation and lowering emissions.
With our utilities, we are working with a broad range of stakeholders to transition to lower carbon forms of energy while promoting a Just Transition for the workers and communities who may be negatively impacted by the closure of fossil fuel facilities. At AES Indiana, for example, we are working to retire its remaining coal generation by the end of 2025, while adding new renewables and natural gas to the grid.
Our renewable growth strategy includes taking steps to ensure and enable growth in future years. We massively expanded our pipeline of development projects, which grew from 55 GW in January 2022 to 64 GW as of the end of 2022, both through acquisitions and increased investment in development activities, such as securing land or advancing permitting and interconnection processes. For our projects in late-stage development, we worked to secure supplier arrangements to avoid any potential delays in relation to industry shortages, aided by our scale, supplier relationships, and advanced planning measures. A substantial portion of our expected capital expenditures through 2025 will be related to the development of renewable projects.
We are also developing and incubating new technologies that add value today and will drive our business in the future. We understand that the energy industry is changing rapidly, and aim to proactively seek solutions that will give us a continued competitive advantage. At the core of our innovation strategy is AES Next, our business and technology incubator. AES Next works to identify new and innovative technologies and business opportunities that provide or support leading-edge greener energy solutions.
2022 Strategic Highlights
•We signed 5,153 MW of renewables and energy storage under long-term PPAs, including 2,553 MW of solar, wind and energy storage in the United States.
•We completed the construction or acquisition of operating projects totaling 1,943 MW in the United States, Brazil, the Dominican Republic, Chile and Colombia, primarily wind, solar and energy storage.
•Our backlog, which includes projects with signed contracts, but which are not yet operational, is now 12,179 MW, consisting of:
◦5,453 MW under construction; and
◦6,726 MW with signed PPAs, but that are not yet under construction.
•We announced a partnership with Air Products to develop, build, own and operate the largest green hydrogen production facility to date in the United States.
◦Includes approximately 1.4 GW of wind and solar generation, along with electrolyzer capacity capable of producing over 200 metric tons per day (MT/D) of green hydrogen.
•The Company expects to announce certain internal management changes which will result in modifications to its financial reporting segments.
Overview
Generation
We currently own and/or operate a generation portfolio of 32,326 MW, including generation from our integrated utility, AES Indiana. Our generation fleet is diversified by fuel type. See discussion below under Fuel Costs.
Performance drivers of our generation businesses include types of electricity sales agreements, plant reliability and flexibility, availability of generation capacity to meet contracted sales, fuel costs, seasonality, weather variations, economic activity, fixed-cost management, and competition. The financial performance of our renewables business is also impacted by our ability to complete construction projects and earn U.S. renewable tax credits.
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

7 | 2022 Annual Report

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
46% of the capacity of our generation plants are fueled by renewables, including hydro, solar, wind, energy storage, biomass and landfill gas, which do not have significant fuel costs.

8 | 2022 Annual Report

32% of the capacity of our generation plants are fueled by natural gas. With the exception of our plants in the Dominican Republic and Panama, where we import LNG to utilize in the local market, we use gas from local suppliers in each market.
20% of the capacity of our generation fleet is coal-fired. In the U.S., most of our coal-fired plants are supplied from domestic coal. At our non-U.S. generation plants, and at our plant in Puerto Rico, we source coal from a mix of sources from the international market and in the local jurisdictions. To the extent possible, we utilize our global sourcing program to maximize the purchasing power of our fuel procurement.
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
Utilities
Our utility businesses consist of AES Indiana and AES Ohio in the U.S. and four utilities in El Salvador. AES' six utility businesses distribute power to 2.6 million customers and AES' two utilities in the U.S. also include generation capacity totaling 3,495 MW.
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

9 | 2022 Annual Report

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
We measure the operating performance of our SBUs using Adjusted PTC, a non-GAAP measure. The Adjusted PTC by SBU for the year ended December 31, 2022 is shown below. The percentages for Adjusted PTC are the contribution by each SBU to the gross metric, i.e., the total Adjusted PTC by SBU, before deductions for Corporate. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-K for reconciliation and definitions of Adjusted PTC.

10 | 2022 Annual Report

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

11 | 2022 Annual Report

US and Utilities

GENERATION FACILITIES & UTILITIES IN THE UNITED STATES AND EL SALVADOR

Business Overview

47 Generation Facilities

6 Utility Companies

13,108 Gross MW

33,302 GWH

Key Utilities: **AES Indiana**, **AES Ohio**, **and El Salvador**
Key Generation Businesses: **AES Clean Energy and Southland**

Generation Fuel Type
Coal 17%
Gas 43%
Renewables 40%

Revenue
(In millions)

$5,013
$4,335
$3,918
2022
2021
2020

Operating Margin
(in millions)

$564
$792
$638
2022
2021
2020

Adjusted PTC [1]
(in millions)

$570
$660
$505
2022
2021
2020

Key events in 2022

- Signed PPAs for 2,553 MW of renewables and completed construction of 954 MW of new renewable projects
- Retired 206 MW of coal-fired generation; expect to sell, retire or convert remaining 2,208 MW of coal-fired generation by year-end 2025
- Announced partnership with Air Products to develop, build, own and operate the largest green hydrogen production facility in the United States

Strategic outlook

- Total backlog of 6,273 MW
- Continued reduction in coal-fired generation
- Develop and begin construction on first green hydrogen project in partnership with Air Products

Under construction

21 Plants

3,062 MW

Fuel Type
Energy Storage 17%
Wind 21%
Solar 62%

Contracted renewable backlog

3,211 MW

Signed PPAs not yet under construction

Renewable Type
Wind 10%
Hydro 3%
Solar 60%
Energy Storage 27%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

12 | 2022 Annual Report

US and Utilities SBU
Our US and Utilities SBU has 47 generation facilities, two utilities in the United States, and four utilities in El Salvador.
Generation — Operating installed capacity of our US and Utilities SBU totals 13,108 MW. IPALCO (AES Indiana's parent), AES Ohio, and DPL Inc. (AES Ohio's parent) are all SEC registrants, and as such, follow the public filing requirements of the Securities Exchange Act of 1934. The following table lists our US and Utilities SBU generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Bosforo (1)	El Salvador	Solar	100	50%	2018-2019	2043-2044	CAESS, EEO, CLESA, DEUSEM
Cuscatlan Solar (1)	El Salvador	Solar	10	50%	2021	2046	CLESA
AES Nejapa	El Salvador	Landfill Gas	6	100%	2011	2035	CAESS
Opico	El Salvador	Solar	4	100%	2020	2040	CLESA
Moncagua	El Salvador	Solar	3	100%	2015	2035	EEO
El Salvador Subtotal			123
Southland—Alamitos	US-CA	Gas	1,200	100%	1998	2023	Various
sPower OpCo A (1)	US-Various	Solar	967	26%	2017-2019	2028-2046	Various
		Wind	140
Southland—Redondo Beach	US-CA	Gas	876	100%	1998	2023	Various
Southland Energy—Alamitos (5)	US-CA	Gas	697	50%	2020	2040	Southern California Edison
Southland Energy—Huntington Beach (5)	US-CA	Gas	694	50%	2020	2040	Southern California Edison
New York Wind (2)	US-NY	Wind	612	75%	2021		NYISO
AES Puerto Rico	US-PR	Coal	524	100%	2002	2027	LUMA Energy
AES Renewable Holdings (3)	US-Various	Solar	400	100%	2015-2022	2029-2042	Utility, Municipality, Education, Non-Profit
		Energy Storage	90
Highlander (sPower OpCo B (1))	US-VA	Solar	485	50%	2020	2035	Apple, Akami, Etsy, Microsoft
sPower OpCo B (1)	US-Various	Solar	260	50%	2019	2039-2044	Various
Southland—Huntington Beach	US-CA	Gas	236	100%	1998	2023	Various
Buffalo Gap II (3)	US-TX	Wind	228	100%	2007
Warrior Run	US-MD	Coal	205	100%	2000	2030	Potomac Edison
Prevailing Winds (sPower OpCo B (1))	US-SD	Wind	200	50%	2020	2050	Prevailing Winds
Skipjack (2) (3)	US-VA	Solar	175	75%	2022	2036	Exelon Generation Company
Buffalo Gap III (3)	US-TX	Wind	170	100%	2008
Lancaster Area Battery (2) (3)	US-CA	Energy Storage	127	75%	2022
Buffalo Gap I (3)	US-TX	Wind	121	100%	2006
Southland Energy—Alamitos Energy Center (5)	US-CA	Energy Storage	100	50%	2021	2041	Southern California Edison
East Line Solar (sPower OpCo B (1))	US-AZ	Solar	100	50%	2020	2045	Salt River Project
Central Line (sPower OpCo B (1))	US-AZ	Solar	100	50%	2022	2039	Salt River Project Agricultural Improvement & Power District
West Line (sPower (1))	US-AZ	Solar	100	50%	2022
Luna (2) (3)	US-CA	Energy Storage	100	75%	2022
Laurel Mountain Repowering (2)	US-WV	Wind	99	75%	2022	2037	AES Solutions Management, LLC
Clover Creek (sPower OpCo B (1))	US-UT	Solar	80	50%	2021	2046	UMPA
Mountain View Repowering (2) (3)	US-CA	Wind	71	75%	2022	2042	Southern California Edison
Michigan Consumers (2) (3)	US-MI	Solar	36	75%	2022
Big Island Waikoloa (3) (4)	US-HI	Solar	25	100%	2022
		Energy Storage	30
Mountain View IV (4)	US-CA	Wind	49	100%	2012	2032	Southern California Edison

13 | 2022 Annual Report

Lawa'i (3) (4)	US-HI	Solar	20	100%	2018	2043	Kaua'i Island Utility Cooperative
		Energy Storage	20
sPower OpCo C (1)	US-CA	Solar	30	50%	2021-2022	2041	Various
		Energy Storage	2
Kekaha (3) (4)	US-HI	Solar	14	100%	2019	2045	Kaua'i Island Utility Cooperative
		Energy Storage	14
Na Pua Makani (4)	US-HI	Wind	24	100%	2020	2040	HECO
Ilumina	US-PR	Solar	24	100%	2012	2037	LUMA Energy
Laurel Mountain ES	US-WV	Energy Storage	16	100%	2011
Community Energy (2)	US-Various	Solar	14	75%	2022	2023-2043	Various
Southland Energy—AES Gilbert (Salt River (5) (6))	US-AZ	Energy Storage	10	50%	2019	2039	Salt River Project Agricultural Improvement & Power District
Warrior Run ES	US-MD	Energy Storage	5	100%	2016
United States Subtotal			9,490
			9,613
_____________________________
(1)Unconsolidated entity, accounted for as an equity affiliate.
(2)Owned by AES Clean Energy Development ("ACED").
(3)AES owns these assets together with third-party tax equity investors with variable ownership interests. The tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. The proceeds from the issuance of tax equity are recorded as Noncontrolling interest or Redeemable stock of subsidiaries in the Company's Consolidated Balance Sheets, depending on the partnership rights of the specific project.
(4)Owned by AES Renewable Holdings.
(5)On December 1, 2022, Southland Energy sold an additional 14.9% ownership interest in the Southland Energy assets. Following the sale, AES holds 50.1% of Southland Energy's interest and this business continues to be consolidated by AES.
(6)Facility experienced a fire event in April 2022 which rendered the asset currently inoperable.
Utilities — The following table lists our utilities and their generation facilities.

Business	Location	Approximate Number of Customers Served as of 12/31/2022	GWh Sold in 2022	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation
CAESS	El Salvador	647,000	2,109			75%	2000
CLESA	El Salvador	461,000	1,072			80%	1998
DEUSEM	El Salvador	92,000	161			74%	2000
EEO	El Salvador	348,000	700			89%	2000
El Salvador Subtotal		1,548,000	4,042
AES Ohio (1)	US-OH	536,000	13,875			100%	2011
AES Indiana (2)	US-IN	519,000	15,385	Coal/Gas/Oil/Energy Storage	3,495	70%	2001
United States Subtotal		1,055,000	29,260		3,495
		2,603,000	33,302
_____________________________
(1)AES Ohio's GWh sold in 2022 represent total transmission and distribution sales. AES Ohio's wholesale sales and SSO utility sales, which are sales to utility customers who use AES Ohio to source their electricity through a competitive bid process, were 4,676 GWh in 2022. AES Ohio owns a 4.9% equity ownership in OVEC, an electric generating company. OVEC has two plants in Cheshire, Ohio and Madison, Indiana with a combined generation capacity of approximately 2,109 MW. AES Ohio’s share of this generation is approximately 103 MW.
(2)CDPQ owns direct and indirect interests in IPALCO (AES Indiana's parent) which total approximately 30%. AES owns 85% of AES US Investments and AES US Investments owns 82.35% of IPALCO. AES Indiana plants: Georgetown, Harding Street, Petersburg and Eagle Valley. 20 MW of AES Indiana total is considered a transmission asset. AES Indiana retired the 230 MW Petersburg Unit 1 in May 2021 and has plans to retire the 415 MW Petersburg Unit 2 in June 2023. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas by the end of 2025. In December 2021, AES Indiana completed the acquisition of the 195 MW Hardy Hills solar project, which is expected to commence operations in 2024. In November 2021, AES Indiana received an order from the IURC approving the acquisition of a 250 MW solar and 180 MWh energy storage facility (Petersburg solar project), which is expected to be completed in 2025.

14 | 2022 Annual Report

Under construction — The following table lists our plants under construction in the US and Utilities SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
Cement City (1)	US-MI	Solar	20	75%	1H 2023
Big Island Waikoloa (2)	US-HI	Solar	5	100%	1H 2023
West Oahu Solar (2)	US-HI	Solar	13	100%	1H 2023
		Energy Storage	13
High Mesa (1)	US-CO	Solar	10	75%	1H 2023
		Energy Storage	10
Meanguera del Golfo	El Salvador	Solar	1	100%	1H 2023
		Energy Storage	4
AES Clean Energy Development	US-Various	Solar	32	75%	1H-2H 2023
Great Cove 1&2 (1)	US-PA	Solar	220	75%	2H 2023
Chevelon Butte (1)	US-AZ	Wind	238	75%	2H 2023
McFarland Phase 1 (1)	US-AZ	Solar	200	75%	2H 2023
		Energy Storage	100
Kuihelni (2)	US-HI	Solar	60	100%	2H 2023
		Energy Storage	60
Oak Ridge (1)	US-LA	Solar	200	75%	2H 2023
Baldy Mesa (1)	US-CA	Solar	150	75%	2H 2023
		Energy Storage	75
Estrella (sPower)	US-CA	Solar	56	50%	2H 2023
		Energy Storage	28
Cavalier (1)	US-VA	Solar	155	75%	2H 2023-1H 2024
Raceway 1 (sPower)	US-CA	Solar	125	50%	2H 2023-1H 2024
		Energy Storage	80
Platteview (1)	US-NE	Solar	81	75%	1H 2024
McFarland Phase 2 (1)	US-AZ	Solar	300	75%	1H 2024
		Energy Storage	150
Delta (1)	US-MS	Wind	185	75%	1H 2024
Hardy Hills (AES Indiana)	US-IN	Solar	195	70%	1H 2024
Cavalier Solar A2 (1)	US-VA	Solar	81	75%	2H 2024
Chevelon Butte Phase II (1)	US-AZ	Wind	216	50%	2H 2024
			3,062
_____________________________
(1)Owned by AES Clean Energy Development ("ACED").
(2)Owned by AES Renewable Holdings.
The majority of projects under construction have executed long-term PPAs or, as applicable, have been assigned tariffs through a regulatory process.
In July 2020, the Hawaii State Legislature passed Senate Bill 2629, which prohibited AES Hawaii from generating electricity from coal after December 31, 2022. As a result, AES retired the AES Hawaii facility in September 2022.

15 | 2022 Annual Report

The following map illustrates the locations of our US and Utilities facilities:
US and Utilities Businesses
AES Indiana
Business Description — IPALCO is a holding company whose principal subsidiary is AES Indiana. AES Indiana is an integrated utility that is engaged primarily in generating, transmitting, distributing, and selling electric energy to retail customers in the city of Indianapolis and neighboring areas within the state of Indiana and is subject to regulatory authority—see Regulatory Framework and Market Structure below. AES Indiana has an exclusive right to provide electric service to the customers in its service area, covering about 528 square miles with an estimated population of approximately 971,000 people. AES Indiana owns and operates four generating stations, all within the state of Indiana. AES Indiana’s largest generating station, Petersburg, is coal-fired. AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023, which would result in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas by the end of 2025 (see Integrated Resource Plan below). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, AES Indiana operates a 20 MW battery-based energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. In addition, AES Indiana helps meet its customers' energy needs with long-term contracts for the purchase of 300 MW of wind-generated electricity and 94 MW of solar-generated electricity. In July 2021, AES Indiana executed an agreement to acquire a 250 MW solar and 180 MWh energy storage facility (the "Petersburg Solar Project"). As amended in October 2022 and subject to IURC approval, the Petersburg Solar Project is now expected to be completed in 2025. In December 2021, AES Indiana completed the acquisition of Hardy Hills Solar Energy LLC, including the development of a 195 MW solar project (the "Hardy Hills Solar Project"). As amended in December 2022 and subject to IURC approval, the Hardy Hills Solar Project is now expected to be completed in 2024.
Key Financial Drivers — AES Indiana's financial results are driven primarily by retail demand, weather, and maintenance costs. In addition, AES Indiana's financial results are likely to be driven by many other factors including, but not limited to:
•regulatory outcomes and impacts;

16 | 2022 Annual Report

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
AES Indiana's tariff rates for electric service to retail customers consist of basic rates and approved charges. In addition, AES Indiana's rates include various adjustment mechanisms, including, but not limited to: (i) a rider to reflect changes in fuel and purchased power costs to meet AES Indiana's retail load requirements, referred to as the Fuel Adjustment Charge, (ii) a rider for the timely recovery of costs incurred to comply with environmental laws and regulations, including a return, (iii) a rider to reflect changes in ongoing RTO costs, (iv) riders for passing through to customers wholesale sales margins and capacity sales above and below established annual benchmarks, (v) a rider for a return on, and of, investments for eligible TDSIC improvements, and (vi) a rider for cost recovery, lost margin recoveries and performance incentives from AES Indiana's demand side management energy efficiency programs. Each of these tariff rate components function somewhat independently of one another, but the overall structure of AES Indiana's rates is subject to review at the time of any review of AES Indiana's basic rates and charges. Additionally, AES Indiana's rider recoveries are reviewed through recurring filings.
On October 31, 2018, the IURC issued an order approving an uncontested settlement agreement to increase AES Indiana's annual revenues by $44 million, or 3% (the "2018 Base Rate Order"). This revenue increase primarily includes recovery through rates of costs associated with the CCGT at Eagle Valley, completed in the first half of 2018, and other construction projects. New base rates and charges became effective on December 5, 2018. The 2018 Base Rate Order was AES Indiana's most recent base rate order and also provided customers with approximately $50 million in benefits through a rate adjustment mechanism over a two-year period.
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
On March 4, 2020, the IURC issued an order approving the projects in AES Indiana's seven-year TDSIC Plan for eligible transmission, distribution, and storage system improvements totaling $1.2 billion from 2020 through 2026. Beginning in June 2020, AES Indiana files an annual TDSIC rate adjustment for a return on, and of, investments through March 31 with rates requested to be effective each November. Annual TDSIC plan update filings are required to be staggered by six months as ordered by the IURC and are filed each December. The total amount of AES Indiana’s equipment approved for TDSIC recovery as of December 31, 2022 was $324 million.
Integrated Resource Plan — In December 2022, AES Indiana filed its Integrated Resource Plan ("IRP"), which describes AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana's retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana's reasonable least cost option and provides a cleaner and more diverse generation mix for customers. The 2022 IRP

17 | 2022 Annual Report

short-term action plan includes converting the two remaining coal units at Petersburg to natural gas by the end of 2025. AES Indiana has not yet filed for the necessary regulatory approvals from the IURC to convert Petersburg units 3 and 4, however, AES Indiana expects to do so at the appropriate time. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. As new technologies, such as green hydrogen, small modular reactors and carbon capture are developed and cost effective, we will evaluate them in the future planning processes
AES Indiana's 2019 IRP included the retirement of 230 MW Petersburg Unit 1 on May 31, 2021 and plans to retire 415 MW Petersburg Unit 2 in 2023. In November 2021, AES Indiana received approval from the IURC for approvals and cost recovery associated with the Petersburg retirements, which includes: (1) AES Indiana's creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) a method for amortization of the regulatory assets; and (3) recovery of the regulatory assets through ongoing amortization in AES Indiana’s future rate cases. The order reserves all rights of all the parties with respect to the ratemaking treatment related to the regulatory assets, including the proper rate of return and mechanisms for recovery.
In December 2021, AES Indiana completed the acquisition of the Hardy Hills Solar Project, which is a 195 MW solar project to be developed and expected to commence operations in 2024. AES Indiana received an order from the IURC approving the project in June of 2021. In July 2021, AES Indiana executed an agreement to acquire the Petersburg Solar Project, which is a 250 MW solar and 180 MWh energy storage facility expected to commence operations in 2025. In November 2021, AES Indiana received an order from the IURC approving the project.
In December 2021 and 2022, AES Indiana received equity capital contributions of $275 million and $253 million, respectively, from AES and CDPQ on a proportional share basis to be used for funding needs related to AES Indiana’s TDSIC and replacement generation projects.
AES Ohio
Business Description — DPL is a holding company whose principal subsidiary is AES Ohio. AES Ohio is a utility company that transmits and distributes electricity to approximately 536,000 retail customers in a 6,000 square mile area of West Central Ohio and is subject to regulatory authority—see Regulatory Framework and Market Structure below. AES Ohio has the exclusive right to provide transmission and distribution services to its customers, and procures retail standard service offer ("SSO") electric service on behalf of residential, commercial, industrial, and governmental customers through a competitive bid auction process. In previous years, AES Ohio Generation was also a primary subsidiary, but DPL has systematically exited this generation business. AES Ohio Generation retired and sold its last remaining operating asset in 2020.
Key Financial Drivers — AES Ohio's financial results are driven primarily by retail demand and weather. AES Ohio's financial results are likely to be driven by other factors as well, including, but not limited to:
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

18 | 2022 Annual Report

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
Ohio law requires utilities to file either an Electric Security Plan ("ESP") or MRO plan to establish SSO rates. On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan includes reinstating the non-bypassable RSC Rider, which provides annual revenues of approximately $79 million. The OCC has appealed to the Ohio Supreme Court, the Commission’s decision approving the reversion to ESP 1 as well as argued for a refund of the Rate Stabilization Charge ("RSC") revenues dating back to August 2021. A decision is pending. We are unable to predict the outcome of this appeal, but if this results in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.
On September 26, 2022, AES Ohio filed its latest ESP ("ESP 4") with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability and continue investments in local economic development. As part of this plan, AES Ohio intends to increase investments in the distribution infrastructure and deploy a proactive vegetation management program. The plan also includes proposals for new customer programs, including renewable options, electric vehicle programs and energy efficiency programs for residential and low-income customers. ESP 4 also seeks to recover outstanding regulatory assets not currently in rates. AES Ohio did not propose that the Rate Stabilization Charge would continue as part of ESP 4. The plan requires PUCO approval, which we anticipate in 2023.
On November 30, 2020, AES Ohio filed a new distribution rate case application with the PUCO to increase AES Ohio’s base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. On December 14, 2022, the PUCO issued an order on the application. Among other matters, the order (i) establishes a revenue increase of $76 million for AES Ohio’s base rates for electric distribution service and (ii) provides for a return on equity of 9.999% and a cost of long-term debt of 4.4% on a rate base of $783 million and based on a capital structure of 53.87% equity and 46.13% long-term debt. This increase will go into effect when AES Ohio has a new electric security plan in place, which we anticipate in 2023.
Smart Grid and Comprehensive Settlement — On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (the "Smart Grid Plan"), (ii) findings that AES Ohio passed the Significantly Excessive Earnings Test ("SEET") for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate ("MFA") regulatory test. In June 2021, the PUCO issued their opinion and order accepting the stipulation as filed. With the PUCO’s issuance of their opinion and order, AES made cash contributions of $150 million in 2021 to improve AES Ohio's infrastructure and modernize its grid while maintaining liquidity. Several applications for rehearing of the PUCO's orders relating to the comprehensive settlement were filed and denied on December 1, 2021. The OCC appealed this final PUCO Order to the Ohio Supreme Court on December 6, 2021; this appeal remains pending.
Separate from the ESP process, on January 23, 2020, AES Ohio filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs, and economic changes in customer demand. An evidentiary hearing was held on this matter on May 4, 2021. These amounts were also included in the ESP 4 application and are proposed to be recovered in a new rider.
Development Strategy — Planned construction projects primarily relate to new investments in and upgrades to AES Ohio's transmission and distribution system. Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments, and changing environmental standards, among other factors.

19 | 2022 Annual Report

AES Ohio is projecting to spend an estimated $1.2 billion on capital projects from 2023 through 2025, which includes expected spending under AES Ohio's Smart Grid Plan included in the Stipulation and Recommendation entered into in October 2020 (see Regulatory Framework and Market Structure above) as well as other new transmission and distribution projects. The Smart Grid Plan, as approved, provides for a return on and recovery of up to $249 million of Phase 1 investments and recovery of operational and maintenance expenses through AES Ohio's existing Infrastructure Investment Rider for a term of four years, under an aggregate cap of $268 million on the amount of such investments and expenses that is recoverable, and an acknowledgement that AES Ohio may file a subsequent application with the PUCO within three years seeking approvals for Phase 2 of the Smart Grid Plan. AES Ohio’s spending programs are contingent on successful regulatory outcomes in pending proceedings.
AES Clean Energy
Business Description — AES' U.S. renewables portfolio, referred to as AES Clean Energy, is one of the top U.S. renewables growth platforms. AES Clean Energy aims to solve customers' energy challenges by offering an expanded portfolio of innovative solutions based on cutting-edge technologies that are designed to accelerate their energy futures. The generation capacity of the systems owned and/or operated under AES Clean Energy is 4,919 MW across the U.S., with another 2,862 MW under construction, including 1,707 MW of solar, 639 MW of wind, and 516 MW of energy storage. AES Clean Energy has a 5.2 GW backlog of projects, the majority of which are expected to come online through 2025. The adoption of the Inflation Reduction Act ("IRA") in 2022 is expected to be a significant accelerant to the growth of the U.S. renewables market and AES plans to meet this demand with its 51 GW development pipeline.
AES Clean Energy comprises AES Renewable Holdings, sPower, AES Clean Energy Development ("ACED"), and other renewable assets, as part of its broader investments in the U.S. ACED was formed on February 1, 2021, as specifically identified projects in the sPower and AES Renewable Holdings development platforms were merged. ACED serves as the development vehicle for all future renewable projects in the U.S. Following the merger, ACED expanded through the acquisitions of the Valcour Intermediate Holdings wind platform and Community Energy, a U.S. solar developer. AES Clean Energy has also grown organically at a rapid pace and now has more than 1,000 employees, in contrast to less than 500 employees at the time of its formation in 2021. During the same time period, the development pipeline has also more than doubled.
In line with AES' strategy of using partnerships to promote the effective deployment of capital, in February 2023, the Company sold 49% of its indirect interest in a 1.3 GW portfolio of sPower's operating assets ("OpCo B") that includes 17 solar projects and one wind project, located across six states, to Hannon Armstrong Sustainable Infrastructure Capital, Inc.
Key Financial Drivers — The financial results of AES Clean Energy are primarily driven by the efficient construction and operation of renewable energy facilities across the U.S. under long-term PPAs, through which the energy price on the entire production of these facilities is guaranteed. Tax credits associated with the development of U.S. renewables projects can be substantial and have increased with the adoption of the IRA. In 2022, AES recognized $246 million of pre-tax contribution related to the allocation of tax credits to tax equity partners of U.S. renewables projects. The financial results of U.S. renewable assets are primarily driven by the amount of wind or solar resource at the facilities, availability of facilities, growth in projects, and by tax credit recognition once placed in service.
A majority of solar projects under AES Clean Energy have been financed with tax equity structures. Under these tax equity structures, the tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. Based on certain liquidation provisions of the tax equity structures, this could result in variability to earnings attributable to AES compared to the earnings reported at the facilities. In 2022, AES Clean Energy largely generated investment tax credits ("ITCs") from its renewable assets. We expect that the extension of the current ITCs and production tax credits ("PTCs"), as well as higher credits available for projects that satisfy wage and apprenticeship requirements under the IRA, will increase demand for our renewable products.
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
Development Strategy — As states, communities, and organizations of all types make commitments and plan to reduce their carbon footprints, renewables are the fastest-growing source of electricity generation in the U.S. AES Clean Energy works with its customers to co-create and deliver the smarter, greener energy solutions that meet

20 | 2022 Annual Report

their needs, including 24/7 carbon-free energy. For example. AES has worked with several major technology companies to provide clean energy solutions to power their network of data centers.
In 2022, AES Clean Energy signed or was awarded 1,990 MW of PPAs. As of December 31, 2022, AES Clean Energy's renewable project backlog includes 5.2 GW of projects for which long-term PPAs have been signed or, as applicable, tariffs have been assigned through a regulatory process. The budget for construction of the projects currently under construction and the contracted projects is over $6 billion. The IRA includes increases, extensions, and/or new tax credits for onshore and offshore wind, solar, storage, and hydrogen projects. These changes in tax policy are supportive of our strategy to grow the AES Clean Energy business through development of our 51 GW U.S. pipeline.
To support this growth and address challenges related to a primarily foreign supply chain for solar panels, AES has spearheaded the creation of a U.S. Solar Buyer Consortium, in cooperation with other leading solar companies, with the intent to support the development of U.S. domestic solar manufacturing.
AES Clean Energy is actively developing new products and renewable sites to serve the current and future needs of its customers. To further this aim, AES Clean Energy matured its pipeline and expanded it to a total of 51 GW during 2022.
U.S. Conventional Generation
Business Description — In the U.S., we own a conventional generation portfolio. The principal markets and locations where we are engaged in the generation and supply of electricity (energy and capacity) are the California Independent System Operator ("CAISO"), PJM, and Puerto Rico. AES Southland, operating in the CAISO, is our most significant generation business. AES Hawaii previously operated a coal plant under a PPA. The PPA expired and the plant was retired in the third quarter of 2022.
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
The generation businesses with PPAs have mechanisms to recover fuel costs from the offtaker, including an energy payment partially based on the market price of fuel. When market price fluctuations in fuel are borne by the offtaker, revenue may change as fuel prices fluctuate, but the variable margin or profitability should remain consistent. These businesses often have an opportunity to increase or decrease profitability from payments under their PPAs depending on such items as plant efficiency and availability, heat rate, and fuel flexibility.
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

21 | 2022 Annual Report

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
AES Southland
Business Description — AES Southland is one of the largest generation operators in California by aggregate installed capacity, with an installed gross capacity of 3,799 MW at the end of 2022. The five coastal power plants comprising AES Southland are in areas that are critical for local reliability and play an important role in integrating the increasing amounts of renewable generation resources in California. AES Southland is composed of three once-through cooling ("OTC") power plants, two combined cycle gas-fired generation facilities and an interconnected battery-based energy storage facility.
Southland — Southland comprises AES Huntington Beach, LLC, AES Alamitos, LLC, and AES Redondo Beach ("Southland OTC units"). The Southland OTC units are contracted through Resource Adequacy Purchase Agreements (“RAPAs”). Under the RAPAs, as approved by the California Public Utilities Commission, these generating stations provide resource adequacy capacity, and have no obligation to produce or sell any energy to the RAPA counterparty. However, the generating stations are required to bid energy into the California ISO markets. Southland OTC units enter into commodity swap contracts to economically hedge price variability inherent in electricity sales arrangements. Compensation under these RAPAs is dependent on the availability of the Southland OTC units in the California ISO market. Failure to achieve the minimum availability target would result in an assessed penalty.
The SWRCB OTC Policy previously required the shutdown and permanent retirement of all remaining Southland OTC generating units by December 31, 2020, and there is currently no plan to replace the OTC generating units at the AES Redondo Beach generating station following the retirement. On January 23, 2020, the Statewide Advisory Committee on Cooling Water Intake Structures adopted a recommendation to present to the SWRCB to extend OTC compliance dates for the remaining Southland OTC units at AES Huntington Beach and AES Alamitos until December 31, 2023 and AES Redondo Beach until December 31, 2021. On September 1, 2020, in response to a request by the state's energy, utility, and grid operators and regulators, the SWRCB approved amendments to its OTC. The SWRCB public hearing regarding the final decision on the amendment of the OTC policy was held on October 19, 2021 and the Board voted in favor of extending the compliance date for AES Redondo Beach to December 31, 2023. On September 30, 2022, the Statewide Advisory Committee on Cooling Water Intake Structures approved a recommendation to the SWRCB to consider an extension of the OTC compliance dates for AES Huntington Beach and AES Alamitos to December 31, 2026, in support of grid reliability. The SWRCB staff released a draft OTC Policy amendment on January 31, 2023 to be heard by the SWRCB on March 7, 2023. The final decision from SWRCB is expected during the second half of 2023. See United States Environmental and Land-Use Legislation and Regulations—Cooling Water Intake for further discussion of AES Southland’s plans regarding the OTC Policy.
Southland Energy — AES Huntington Beach Energy, LLC, AES Alamitos Energy, LLC, and AES ES Alamitos, LLC (collectively "Southland Energy") each operate under 20-year tolling agreements with Southern California Edison ("SCE") to provide 1,387 MW of combined cycle gas-fired generation (through 2040) and 100 MW of interconnected battery-based energy storage (through 2041).
The contracts are RAPAs with annual energy tolling put options. If Southland Energy exercises the annual put option, all capacity, energy and ancillary services will be sold to SCE in exchange for a monthly energy and fixed capacity payment that covers fixed operating cost, debt service, and return on capital. In addition, SCE will reimburse variable costs and provide the natural gas. Southland Energy may exercise the annual put option for any contract year by delivering notice of such exercise to SCE at least one year before the start of such contract year, and no more than two years before the start of any contract year. If the annual put options are not exercised, Southland Energy is required to sell the physical output of the combined cycle gas-fired generation units to AES Integrated Energy. AES Integrated Energy is required to bid energy into the California ISO market. Southland Energy continues to receive the monthly fixed capacity payments for periods when the put option is not exercised.
Key Financial Drivers — AES Southland's availability is one of the most important drivers of operations, along with market demand and prices for gas and electricity.

22 | 2022 Annual Report

Puerto Rico
Business Description — AES Puerto Rico owns and operates a 524 MW coal-fired cogeneration plant and a 24 MW solar facility representing approximately 8% of the installed capacity in Puerto Rico. Both plants are fully contracted through long-term PPAs with PREPA expiring in 2027 and 2037, respectively. AES Puerto Rico receives a capacity payment based on the plants' twelve month rolling average availability, receiving the full payment when the availability is 90% or higher. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—Puerto Rico for further discussion of the long-term PPAs with PREPA.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to, improved operational performance and plant availability.
Regulatory Framework and Market Structure — Puerto Rico has a single electric grid managed by PREPA, a state-owned entity that provides virtually all of the electric power consumed in Puerto Rico and generates, transmits, and distributes electricity to 1.5 million customers. Since June 2021, PREPA has contracted LUMA Energy to manage the transmission, distribution and commercialization activities. The Puerto Rico Energy Bureau is the main regulatory body. The bureau approves wholesale and retail rates, sets efficiency and interconnection standards, and oversees PREPA's compliance with Puerto Rico's renewable portfolio standard.
Puerto Rico's electricity is 98% produced by thermal plants (48% from petroleum, 33% from natural gas, and 17% from coal), while the remaining 2% is supplied by renewable resources (wind, solar, and hydro).
Development Strategy — Puerto Rico has clear goals of supplying its system from renewable resources, with targets of 40% from renewables by 2025 and 100% from renewables by 2050. To achieve the established targets, PREPA intends to issue six requests for proposal for generation from renewable sources in the coming years. The first request for proposal was issued on February 22, 2021. AES Puerto Rico, through AES Clean Flexible Energy, is working to deliver green energy solutions to meet the country's needs, with a long-term strategy to achieve 24/7 carbon-free energy. AES Clean Flexible Energy expects to have a portfolio of solar and storage projects participating. As applicable, tariffs will be assigned through a regulatory process. AES Clean Flexible Energy is actively developing new renewable sites to serve the future needs of Puerto Rico and its communities. On August 26, 2022, AES Clean Flexible Energy and PREPA fully executed six contracts (four power purchase and operating agreements and two energy storage service agreements) for a total installed capacity of 245 MW Solar PV and 200 MW-4h Storage. On September 28, 2022, the second auction process was launched by PREPA.
U.S. Environmental Regulation
For information on compliance with environmental regulations see Item 1.—United States Environmental and Land-Use Legislation and Regulations.
El Salvador
Business Description — AES El Salvador is the majority owner of four of the five distribution companies operating in El Salvador (CAESS, CLESA, EEO and DEUSEM). AES El Salvador's territory covers 77% of the country and accounted for 4,042 GWh of the market energy sales during 2022. AES El Salvador owns and operates two solar farms, Opico Power and Moncagua with 4 MW and 3 MW capacity, respectively; AES Nejapa, a biomass power plant with 6 MW capacity; and 50% of Bosforo and Cuscatlan Solar, solar farms with 100 MW and 10 MW capacity, respectively. The energy produced by these solar farms is fully contracted by AES' utilities in El Salvador.
In addition, AES El Salvador offers customers non-regulated services such as energy trading, electromechanical construction, O&M of electrical assets, EPC, pole rental, and tax collection for municipalities.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•improved operational performance;
•regulatory outcomes and impacts;
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

23 | 2022 Annual Report

marginal economic model that rewards efficiency and allows investors to have guaranteed profits, while end users receive affordable rates. The energy sector is governed by the General Electricity Law, which establishes two regulatory entities responsible for monitoring its compliance:
•The National Energy and Hydrocarbons Direction is the highest authority on energy policy and strategy, and the coordinating body for the different energy sectors. One of its main objectives is to promote investment in non-conventional renewable sources to diversify the energy matrix.
•The General Superintendence of Electricity and Telecommunications regulates the market and sets consumer prices, and, jointly with the distribution companies in El Salvador, developed the tariff calculation applicable from 2018 until 2022. The tariff calculation was updated during 2022 and will be effective from 2023 until 2027.
AES El Salvador distribution rates are regulated by SIGET and are established through a traditional cost-based rate-setting process. AES El Salvador is permitted to recover its costs of providing distribution service as well as earn a regulated rate of return on assets, determined by the regulator, based on the utility's allowed regulated asset base, capital structure, and cost of capital. El Salvador has a national electric grid that interconnects directly with Guatemala and Honduras, allowing transactions with all Central American countries. The sector has approximately 2,250 MW of installed capacity, composed of thermal (56%), hydroelectric (25%), solar (9%), biomass (8%), and wind (2%) generation plants.
Development Strategy — In order to explore new business opportunities, AES El Salvador created AES Soluciones, an LED public lighting service provider and the main commercial and industrial solar photovoltaic EPC provider in the country. Electromobilty is also being promoted by AES Soluciones through a partnership with Blink Charger in order to design and deploy a private network of electric chargers throughout the country. AES Next, Ltda de. C.V. is the O&M services provider for the Bosforo project, as well as a developer of solar MW in El Salvador. Furthermore, the four distribution companies operated by AES El Salvador started a digitization and modernization initiative as part of the development, sustainability, and growth strategy of the business; all aspects of the initiative are on track and in line with targets.

24 | 2022 Annual Report

South America

GENERATION FACILITIES IN CHILE, COLOMBIA, ARGENTINA AND BRAZIL

Business Overview

Installed capacity by market
Brazil 33%
Argentina 32%
Chile 26%
Colombia 9%

55 Generation Facilities

12,950 Gross MW

Key Generation Businesses: **AES Andes, Chivor, AES Argentina, and AES Brasil**

Generation Fuel Type
Renewables 62%
Coal 19%
Gas 19%

Revenue
(In millions)

$3,539
$3,541
$3,159
2022
2021
2020

Operating Margin
(in millions)

$823
$1,069
$1,243
2022
2021
2020

Adjusted PTC [1]
(in millions)

$573
$423
$534
2022
2021
2020

Key events in 2022

- Signed long-term PPAs for 2,299 MW of new renewable energy and completed the construction or acquisition of 645 MW of wind and solar

Strategic outlook

- Total backlog of 4,584 MW
- Continue development of renewables pipeline
- Expect to sell or retire remaining 2,479 MW of coal-fired generation by year-end 2025

Under construction

10 Plants

1,721 MW

Fuel Type
Wind 58%
Solar 24%
Energy Storage 18%

Contracted renewable backlog

2,863 MW

Signed PPAs not yet under construction

Renewable Type
Wind 36%
Energy Storage 34%
Solar 30%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

25 | 2022 Annual Report

South America SBU
Our South America SBU has generation facilities in four countries — Chile, Colombia, Argentina, and Brazil. AES Andes is a publicly traded company in Chile and owns all of our assets in Chile and Colombia, as well as the TermoAndes in Argentina, as detailed below. AES has a 99% ownership interest in AES Andes and this business is consolidated in our financial statements. AES Brasil is a publicly traded company in Brazil. AES controls and consolidates AES Brasil through its 48% economic interest.
Operating installed capacity of our South America SBU totals 12,950 MW, of which 32%, 26%, 9%, and 33% are located in Argentina, Chile, Colombia, and Brazil, respectively. The following table lists our South America SBU generation facilities:

26 | 2022 Annual Report

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Chivor	Colombia	Hydro	1,000	99%	2000	2023-2039	Various
San Fernando	Colombia	Solar	61	99%	2021	2036	Ecopetrol
Brisas	Colombia	Solar	27	99%	2022	2037	Ecopetrol
Castilla	Colombia	Solar	21	99%	2019	2034	Ecopetrol
Tunjita	Colombia	Hydro	20	99%	2016	2023-2039	Various
Colombia Subtotal			1,129
Ventanas (1)	Chile	Coal	745	99%	2000, 2010, 2013
Angamos	Chile	Coal	558	99%	2011		Various
Cochrane	Chile	Coal	550	57%	2016	2030-2037	SQM, Sierra Gorda, Quebrada Blanca
Alto Maipo (2)	Chile	Hydro	531	99%	2021	2040	Minera Los Pelambres
Norgener	Chile	Coal	276	99%	2000	2028	Codelco
Cordillera Hydro Complex (3)	Chile	Hydro	240	99%	2000	2023-2024	Various
Los Olmos	Chile	Wind	110	51%	2022	2032	Google, Various
Los Cururos	Chile	Wind	109	51%	2019		Various
Andes Solar 2a	Chile	Solar	81	51%	2021		Google, Various
Mesamavida	Chile	Wind	63	99%	2022	2038	Google, Various
Andes Solar 1	Chile	Solar	22	99%	2016	2036	Quebrada Blanca
Cochrane ES	Chile	Energy Storage	20	57%	2016
Angamos ES	Chile	Energy Storage	20	99%	2011
Laja	Chile	Biomass	13	99%	2000	2023	CMPC
Norgener ES (Los Andes)	Chile	Energy Storage	12	99%	2009
Alfalfal Virtual Reservoir	Chile	Energy Storage	10	99%	2020
PFV Kaufmann	Chile	Solar	1	99%	2021	2040	Kaufmann
Chile Subtotal			3,361
TermoAndes (4)	Argentina	Gas/Diesel	643	99%	2000	2023-2024	Various
AES Andes Subtotal (5)			5,133
Alicura	Argentina	Hydro	1,050	100%	2000
Paraná-GT	Argentina	Gas/Diesel	870	100%	2001
San Nicolás	Argentina	Coal/Gas/Oil/Energy Storage	691	100%	1993
Guillermo Brown (6)	Argentina	Gas/Diesel	576	—%	2016
Cabra Corral	Argentina	Hydro	102	100%	1995		Various
Vientos Bonaerenses	Argentina	Wind	100	100%	2020	2024-2040	Various
Vientos Neuquinos	Argentina	Wind	100	100%	2020	2024-2040	Various
Ullum	Argentina	Hydro	45	100%	1996		Various
Sarmiento	Argentina	Gas/Diesel	33	100%	1996
El Tunal	Argentina	Hydro	10	100%	1995		Various
Argentina Subtotal			3,577
AES Brasil Operações (Tietê) (7)	Brazil	Hydro	2,658	48%	1999	2032	Various
Cubico II	Brazil	Wind	456	48%	2022	2034-2035	CCEE
Alto Sertão II	Brazil	Wind	386	36%	2017	2033-2035	Various, CCEE
Ventus	Brazil	Wind	187	36%	2020	2034	CCEE
Mandacaru and Salinas	Brazil	Wind	159	48%	2021	2033-2034	CCEE
Guaimbê	Brazil	Solar	150	36%	2018	2037	CCEE
Tucano (8)	Brazil	Wind	99	24%	2022	2042	Unipar
AGV Solar	Brazil	Solar	76	36%	2019	2039	Various, CCEE
Boa Hora	Brazil	Solar	69	48%	2019	2035	CCEE
AES Brasil Subtotal			4,240
			12,950
_____________________________
(1)In December 2020, AES Andes requested the retirement of Ventanas 2 and is awaiting regulatory approval.
(2)In November 2021, Alto Maipo SpA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. After Chapter 11 filing, the Company no longer has control over Alto Maipo and therefore deconsolidated the business. In May 2022, Alto Maipo emerged from bankruptcy. The restructured business is considered a VIE and the Company continues to account for the business as a deconsolidated entity.
(3)Includes: Alfalfal, Queltehues and Volcan.
(4)TermoAndes is located in Argentina, but is connected to both the SEN in Chile and the SADI in Argentina.

27 | 2022 Annual Report

(5)In 2022, AES' indirect beneficial interest in AES Andes increased from 67% to 99% as result of a tender offer process.
(6)AES operates this facility through management or O&M agreements and to date owns no equity interest in the business.
(7)Tietê hydro plants: Água Vermelha, Bariri, Barra Bonita, Caconde, Euclides da Cunha, Ibitinga, Limoeiro, Mog-Guaçu, Nova Avanhandava, Promissão, Sao Joaquim, and Sao Jose.
(8)Unconsolidated entity, accounted for as an equity affiliate.

Under construction — The following table lists our plants under construction in the South America SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
Mesamávida (1)	Chile	Wind	5	99%	1H 2023
Andes Solar 2b (1)	Chile	Solar	180	99%	1H 2023
		Energy Storage	112
Campo Lindo (1)	Chile	Wind	73	99%	1H 2023
Virtual Reservoir 2	Chile	Energy Storage	40	99%	2H 2023
San Matias	Chile	Wind	82	99%	1H 2024
Andes Solar 4	Chile	Solar	238	99%	1H 2024
		Energy Storage	147
AES Andes Subtotal			877
Tucano Phase 1	Brazil	Wind	56	24%	1H 2023
Tucano Phase 2	Brazil	Wind	167	48%	1H 2023
Cajuína	Brazil	Wind	325	48%	1H 2023
Cajuína	Brazil	Wind	296	36%	2H 2023
AES Brasil Subtotal			844
			1,721
_____________________________
(1)AES Andes has contracted to sell 49% ownership interest in each of these projects to Global Infrastructure Partners ("GIP") once they reach commercial operations. Subsequent to the sales, these projects will continue to be consolidated as AES Andes will retain 51% ownership interest.

The majority of projects under construction have executed mid- to long-term PPAs.

28 | 2022 Annual Report

The following map illustrates the location of our South America facilities:
South America Businesses
Chile
Business Description — In Chile, through AES Andes, we are engaged in the generation and supply of electricity (energy and capacity) in the SEN—see Regulatory Framework and Market Structure below. AES Andes is the third largest generation operator in Chile in terms of installed capacity with 3,299 MW, excluding energy storage, and has a market share of approximately 11% as of December 31, 2022.
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
AES Andes currently has long-term contracts, with an average remaining term of approximately 10 years, with regulated distribution companies and unregulated customers, such as mining and industrial companies. In general, these long-term contracts include pass-through mechanisms for fuel costs along with price indexations to U.S. Consumer Price Index ("CPI").
In addition to energy payments, AES Andes also receives capacity payments to compensate for availability during periods of peak demand. The grid operator, Coordinador Electrico Nacional ("CEN"), annually determines the

29 | 2022 Annual Report

capacity requirements for each power plant. The capacity price is fixed semiannually by the National Energy Commission and indexed to the CPI and other relevant indices.
Key Financial Drivers — Hedging strategies at AES Andes limit volatility to the underlying financial drivers. In addition, financial results are likely to be driven by many factors, including, but not limited to:
•spot market prices (largely impacted by dry hydrology scenarios, forced outages and international fuel prices);
~~•~~changes in current regulatory rulings altering the ability to pass through or recover certain costs;
•fluctuations of the Chilean peso;
•tax policy changes; and
•legislation promoting renewable energy and/or more restrictive regulations on thermal generation assets.
Regulatory Framework and Market Structure — The Chilean electricity industry is divided into three business segments: generation, transmission, and distribution. Private companies operate in all three segments, and generators can enter into PPAs to sell energy to regulated and unregulated customers, as well as to other generators in the spot market.
Chile operates in a single power market, referred to as the SEN, which is managed by the grid operator CEN. The SEN has an installed capacity of 31,141 MW, and represents 99% of the installed generation capacity of the country.
CEN coordinates all generation and transmission companies in the SEN. CEN minimizes the operating costs of the electricity system, while maximizing service quality and reliability requirements. CEN dispatches plants in merit order based on their variable cost of production, allowing for electricity to be supplied at the lowest available cost. In the south-central region of the SEN, thermoelectric generation is required to fulfill demand not satisfied by hydroelectric, solar, and wind output and is critical to provide reliable and dependable electricity supply under dry hydrological conditions in the highest demand area of the SEN. In the northern region of the SEN, which includes the Atacama Desert, thermoelectric capacity represents the majority of installed capacity. The fuels used for thermoelectric generation, mainly coal, diesel, and LNG, are indexed to international prices. In 2022, the installed generation capacity in the Chilean market was composed of 42% thermoelectric, 23% hydroelectric, 20% solar, 13% wind, and 2% other fuel sources.
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
All generators can sell energy through contracts with regulated distribution companies or directly to unregulated customers. Unregulated customers are customers whose connected capacity is higher than 5 MW. Customers with connected capacity between 0.5 MW and 5 MW can opt for regulated or unregulated contracts for a minimum period of four years. By law, both regulated and unregulated customers are required to purchase all electricity under contracts. Generators may also sell energy to other power generation companies on a short-term basis at negotiated prices outside the spot market. Electricity prices in Chile are denominated in USD, although payments are made in Chilean pesos.
The Chilean government’s decarbonization plan includes the complete retirement of the SEN coal fleet by the end of 2040 and carbon neutrality by 2050. On December 26, 2020, the Ministry of Energy’s Supreme Decree Number 42 went into effect, allowing coal plants to enter into Strategic Reserve Status (“SRS”) and receive 60% of capacity payments for the 5-year period following its shutdown to remain connected as a backup in case of a system emergency. Following the issuance of this regulation and per the disconnection and termination agreement signed with the Chilean government in June 2019, AES Andes accelerated the retirement plans of its Ventanas 1 and Ventanas 2 coal-fired units. On July 22, 2022, AES Andes was authorized by the CEN to retire, cease operations, and definitively disconnect Ventanas 1 from the SEN as of June 30, 2022. This coal-fired unit had been in SRS since December 29, 2020. Concurrently, AES Andes requested the shutdown of Ventanas 2 as soon as possible. Ventanas 2’s shut down and transition into SRS is pending resolution of current system transmission constraints in order to guarantee system stability and ensure a responsible energy transition. The unit’s retirement

30 | 2022 Annual Report

into SRS has been postponed and is expected to occur during 2023. The definitive cessation of operations of Ventanas 2 is expected by December 29, 2025 as informed by the National Energy Commission on July 22, 2022 through Exempt Resolution No. 555.
In July 2021, AES Andes committed to allow the shutdown of coal-fired operations at its Ventanas 3, Ventanas 4, Angamos 1, and Angamos 2 units as soon as January 1, 2025, once the safety, sufficiency, and competitiveness of the system allows it. These four units together have an installed capacity of 1,095 MW and each unit has publicly announced phase-out plans in line with the Company’s decarbonization strategy. In July 2021, the Company also sold its entire ownership interest in Guacolda, a 764 MW coal-fired plant located in Chile. Guacolda, Ventanas, and Angamos represent an aggregate of 2.2 GW of coal-fired capacity, or 72% of AES Andes’ legacy coal fleet. AES Andes continues to work under the Green Blend strategy to accelerate the phase-out of the remaining two coal-fired plants.
Environmental Regulation — Chilean law requires all electricity generators to supply a certain portion of their total contractual obligations with non-conventional renewable energy ("NCRE"). Generation companies are able to meet this requirement by building NCRE generation capacity (wind, solar, biomass, geothermal, and small hydroelectric technology) or purchasing NCREs from qualified generators. Non-compliance with the NCRE requirements will result in fines. AES Andes currently fulfills the NCRE requirements by utilizing AES Andes' solar, wind, and biomass power plants.
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
During 2022, new regulations associated with monitoring requirements were published, including Law 21,455, which is the framework on climate change; the new Ventanas power plant Operational Plan; emission standards for back up generators; and recently enacted Law 21,505, which promotes electric energy storage and electromobility. A Prioritized Program of Standards was published, establishing a set of environmental regulations that will impose new obligations for projects both in operation and under construction, including the regulation of environmental noise, thermoelectric power plant emissions, industrial liquid waste, Green Tax offsets, and environmental quality regulations for the protection of marine waters and sediments of the Quintero-Puchuncaví Bay, among others.
AES Andes and its subsidiaries are undergoing administrative environmental sanctioning processes. The compliance programs associated with the Ventanas power plant and the Mesamávida wind farm are being executed, and the compliance program associated with the Cochrane power plant is under review by the authority. The Angamos power plant is currently undergoing an environmental review process of the Environmental Qualification Resolution (RCA in Chile). See Item 3.—Legal Proceedings of this Form 10-K for further discussion.
Development Strategy — AES Andes is committed to reducing the coal intensity of the Chilean power grid and plans to increase the renewable energy capacity in its portfolio. As part of this commitment, there are several projects under construction to supply agreements with its main mining customers in execution of the new Green Blend strategy by integrating renewable energy sources into its portfolio, and by providing contracting options that contain a mix of both renewable and nonrenewable solutions. In total, the pipeline currently has 4.2 GW under development at different stages and diversified geographically.
Within this portfolio, the Company has made significant progress in the development of NCRE projects that are already contracted. In the Biobío region, the Rinconada wind project (258 MW) is being developed, and in Antofagasta, a new expansion of the Andes Solar power plant is being developed, which will include a battery system to optimize solar generation (186 MW + 186 MW-5hr).
In addition, Empresa Eléctrica Angamos, a subsidiary of AES Andes, submitted for environmental processing a worldwide pioneering initiative, referred to as the Alba project, that seeks an alternative for the conversion of thermoelectric plants through the use of molten salts. This project explores the possibility of replacing the current coal-fired generation of units 1 and 2 of the Angamos thermoelectric power plant, located in Mejillones, Antofagasta region, with a molten salt system. With this technology, renewable energy is stored as heat to later be used to provide energy and emission-free capacity to the electrical system.

31 | 2022 Annual Report

Empresa Eléctrica Angamos is also promoting the advancement of green hydrogen technology for mass production through the Adelaida project, which involves the installation of a low-scale green hydrogen production plant with a capacity of 1,000 kg/day of green hydrogen, equivalent to 2.5 MW of power.
Colombia
Business Description — We operate in Colombia through AES Colombia, a subsidiary of AES Andes, which owns Chivor, a hydroelectric plant with an installed capacity of 1,000 MW and Tunjita, a 20 MW run-of-river hydroelectric plant, both located approximately 160 km east of Bogota, as well as the solar facilities of Castilla, Brisas, and San Fernando, 21 MW, 27 MW, and 61 MW respectively. AES Colombia’s installed capacity accounted for approximately 6% of system capacity at the end of 2022. AES Colombia is dependent on hydrological conditions, which influence generation and spot prices of non-contracted generation in Colombia.
AES Colombia's commercial strategy aims to execute contracts with commercial and industrial customers and bid in public tenders, mainly with distribution companies, in order to reduce margin volatility with proper portfolio risk management. The remaining energy generated by our portfolio is sold to the spot market, including ancillary services. Additionally, AES Colombia receives reliability payments for maintaining the plant's availability and generating firm energy during periods of power scarcity, such as adverse hydrological conditions, in order to prevent power shortages.
Key Financial Drivers — Hydrological conditions largely influence Chivor's power generation. Maintaining the appropriate contract level, while maximizing revenue through the sale of excess generation, is key to AES Colombia's results of operations. In addition to hydrology, financial results are driven by many factors, including, but not limited to:
•forced outages;
•fluctuations of the Colombian peso; and
•spot market prices.
Regulatory Framework and Market Structure — Electricity supply in Colombia is concentrated in one main system, the SIN, which encompasses one-third of Colombia's territory, providing electricity to 97% of the country's population. The SIN's installed capacity, primarily hydroelectric (67%), other renewable (3%) and thermal (30%), totaled 18,771 MW as of December 31, 2022. The marked seasonal variations in Colombia's hydrology result in price volatility in the short-term market. In 2022, 84% of total energy demand was supplied by hydroelectric plants.
The electricity sector in Colombia operates under a competitive market framework for the generation and sale of electricity, and a regulated framework for transmission and distribution of electricity. The distinct activities of the electricity sector are governed by Colombian laws and CREG, the Colombian regulating entity for energy and gas. Other government entities have a role in the electricity industry, including the Ministry of Mines and Energy, which defines the government's policy for the energy sector; the Public Utility Superintendency of Colombia, which is in charge of overseeing utility companies; and the Mining and Energy Planning Unit, which is in charge of expansion planning of the generation and transmission network.
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
Environmental Regulation — Decree 1076 of 2015 established the current Environmental Licensing Scheme that defines the scope of the National Environmental Licensing Authority ("ANLA") for granting environmental licenses. In recent years, the Ministry of the Environment has generated regulations in connection with licenses, such as the biotic compensation methodology and guidance for presentation of environmental studies in 2018, and the regulation of minor changes to environmental licenses in 2022. AES Colombia has obtained environmental licenses for 406 MW of wind projects included in its development pipeline.
Development Strategy — AES Colombia is committed to supporting its customers to diversify their energy supply and become more competitive. As part of this commitment, AES Colombia is developing a pipeline of 1.3

32 | 2022 Annual Report

GW of solar and wind projects. Six wind projects totaling 1,149 MW are located in La Guajira, one of the windiest spots in the world. Of this 1,149 MW, 255 MW were awarded a 15-year PPA at the renewable auction in 2019.
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
AES primarily sells its energy in the wholesale electricity market where prices are largely regulated. In 2022, approximately 84% of the energy was sold in the wholesale electricity market and 16% was sold under contract sales made by TermoAndes, Vientos Neuquinos, and Vientos Bonaerenses power plants.
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
Regulatory Framework and Market Structure — Argentina has one main power system, the SADI, which serves 96% of the country. As of December 31, 2022, the installed capacity of the SADI totaled 42,927 MW. The SADI's installed capacity is composed primarily of thermoelectric generation (59%) and hydroelectric generation (26%), as well as wind (8%), nuclear (4%), and solar (3%).
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
The expansion of renewable capacity in the system is promoted by allowing the new power plants to sign contracts either with CAMMESA through the RenovAr program or directly by trading energy in the private market.
During 2022, although the government increased prices to the end user, subsidies and the system deficit also increased. By December 2022, distribution companies recovered an average 40% of the total cost of the system.
In past years, AES Argentina contributed certain accounts receivable to fund the construction of three power plants under FONINVEMEM agreements. These receivables accrue interest and are collected in monthly installments over 10 years after commercial operation date of the related plant takes place. In 2020, FONINVEMEM I and II installments were fully repaid and in 2021 the ownership interests in Termoeléctrica San Martín and Termoeléctrica Manuel Belgrano were defined after the incorporation of the National Government as majority shareholder. The transfer of the power plants to these companies has not yet occurred. FONINVEMEM III is related to Termoeléctrica Guillermo Brown, which commenced operations in April 2016, and the installments are still being collected. AES Argentina will receive a pro rata ownership interest in this plant, which shall not be greater than 30%,

33 | 2022 Annual Report

once the accounts receivables have been fully repaid. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Long-Term Receivables and Note 7.—Financing Receivables in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further discussion of receivables in Argentina.
In 2021 and 2022, the Argentine peso devalued against the USD by approximately 18% and 42%, respectively, and Argentina’s economy continued to be highly inflationary. Since September 2019, currency controls have been established to govern the devaluation of the Argentine peso and keep Argentine central bank reserves at acceptable levels.
Environmental Regulation — Argentina has agreed to commitments made by the international community ratified in the Paris Agreement and in Law 27,270 passed in September 2016.
In October 2015, Law 27,191 was passed, seeking to create a successful framework for the development of renewable energy. This law set an objective of 8% renewable energy by 2017 and 20% by 2025 and also introduced tax exemptions for importing equipment used in the construction of renewable energy projects in addition to other tax benefits. This framework fostered AES Argentina's construction of Vientos Bonaerenses and Vientos Neuquinos power plants, which are fully contracted with national and private customers in the long term.
In December 2019, Law 27,520 established a minimum budget to grant adequate actions, instruments, and strategies to mitigate and adapt to global climate change effects in all national territories and created the National Office of Climate Change to designate private and public actors to design policies aiming to reduce greenhouse gases and to provide coordinated responses in sectors that are vulnerable to climate change impacts.
All AES Argentina plants are certified under international standards of Quality (ISO 9001), Safety and Health (ISO 45.001) and Environment (ISO 14001).
Development Strategy — Leveraging existing wind operating facilities in southern Buenos Aires and market opportunities, AES Argentina is developing 890 MW of wind greenfield projects that are in mid-to-late stages of development and could be funded locally. These projects are adjacent or nearby to AES Argentina's operating assets and will be used to participate in future private auctions for renewable PPAs.
Brazil
Business Description — AES Brasil owns a diversified generation portfolio in Brazil and its plants are placed in strategic locations within the country in order to provide energy to customers and the regulated market, making use of hydro, solar, and wind generation.
AES Brasil owns 12 hydroelectric power plants in the state of São Paulo with total installed capacity of 2,658 MW, which represents approximately 11% of the total generation capacity in the state of São Paulo and 2% of the hydropower physical guarantee of the hydrological risk sharing system (Energy Reallocation Mechanism or "MRE", as described below in the topic "Regulatory Framework and Market Structure"). These hydroelectric plants operate under a 33-year concession expiring in 2032.
Over the past three years, AES Brasil acquired and developed three solar power plants in the state of São Paulo, which are fully contracted with 20-year PPAs and together account for 295 MW of installed capacity.
AES Brasil has also invested in wind generation which is fully contracted in the regulated market and currently owns the following operational wind complexes:
•Alto Sertão II, located in the state of Bahia with an installed capacity of 386 MW and subject to 20-year PPAs expiring between 2033 and 2035;
•Ventus, located in the state of Rio Grande do Norte with an installed capacity of 187 MW and subject to a 20-year PPA expiring in 2034;
•Mandacaru and Salinas, located in the states of Rio Grande do Norte and Ceará with 159 MW of installed capacity, fully sold in the regulated market for 20 years; and
•Ventos do Araripe, Caetés, and Cassino, acquired in November 2022 and located in the states of Piaui and Pernambuco, in the northeast region of Brazil, and Rio Grande do Sul in the south region, respectively. The complexes have been operational since 2015 with 456 MW of installed capacity, sold in the regulated market for 20 years.

34 | 2022 Annual Report

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
In October 2021, as part of the reorganization process, AES Brasil concluded a follow-on offering for the issuance of 93 million newly issued shares to fund its renewable energy portfolio at a cost of $207 million. As a result, AES' indirect beneficial interest in AES Brasil increased 1%, from 45.7% to 46.7%.
In September 2022, AES Brasil commenced a private placement offering for its existing shareholders to subscribe for up to 116 million newly issued shares. The offering concluded on October 3, 2022 with a total of 107 million shares subscribed at a cost of $197 million. AES Holding Brazil acquired 54 million shares, thereby increasing AES’ indirect beneficial interest in AES Brasil from 46.7% to 47.4%. AES Brasil is reported in the South America SBU reportable segment.
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
Brazil has installed capacity of 191 GW, composed of hydroelectric (58%), thermoelectric (25%), renewable (16%), and nuclear (1%) sources. Operation is centralized and controlled by the national operator, ONS, and regulated by the Brazilian National Electric Energy Agency ("ANEEL"). The ONS dispatches generators based on their marginal cost of production and on the risk of system rationing. Key variables for the dispatch decision are forecasted hydrological conditions, reservoir levels, electricity demand, fuel prices, and thermal generation availability.
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
A mechanism known as the MRE (Energy Reallocation Mechanism) was created under ONS to share hydrological risk across MRE hydro generators by using a generation scaling factor ("GSF") to adjust generators' physical guarantee during periods of hydrological scarcity. If the hydro plants generate less than the total MRE physical guarantee, the hydro generators may need to purchase energy in the short-term market. When total hydro generation is higher than the total MRE physical guarantee, the surplus is proportionally shared among its participants and they may sell the excess energy on the spot market.

35 | 2022 Annual Report

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
Environmental Regulation — In Brazil, the National Environmental Council ("CONAMA") is responsible for environmental licensing procedures. Inspections are performed by authorities at federal, state and municipal levels. The programs developed by AES Brasil are designed to restore and preserve biodiversity and are in compliance with local procedures and the obligations assumed in AES Brasil's concession with the state government. AES Brasil's main environmental projects include a flora management program which guarantees the production of 1 million seedlings of native tree species, a reservoir repopulation program that aims to maintain the ichthyofauna biodiversity and guarantee continuity of fishing activity by riverside communities, a land fauna monitoring and conservation program, and a water quality monitoring program designed to further understand the structure and functioning of aquatic ecosystems.
In addition, the monitoring and control of reservoir edges is carried out through continuous inspections by the technical team of the Center of Monitoring of Reservoirs ("CMR") through a system of detection of changes, satellite images, aerophotogrammetric surveys, and field inspections.
Development Strategy — AES Brasil's strategy is to grow by adding renewable capacity to its generation platform through acquisition or greenfield projects, to focus on client satisfaction and innovation to offer new products and energy solutions, and to be recognized for excellence in asset management.
In 2021, AES Brasil acquired the Cajuína wind complexes, 1,485 MW of installed capacity of greenfield wind power projects. Cajuína is comprised of the Santa Tereza, São Ricardo, and Serra Verde complexes located in the states of Rio Grande do Norte and Ceará. In March 2022, AES Brasil won the competitive process for the acquisition of the Isolated Productive Unit Cordilheira dos Ventos, which consists of parts of the Facheiro II, Facheiro III, and Labocó projects located in the State of Rio Grande do Norte. These projects have a wind power development capacity of up to 305 MW and were added to the Cajuína wind complex pipeline. Part of Cajuína's capacity is committed under long-term PPAs and in 2022, investment agreements were closed with BRF and Unipar to develop projects of 168 MW and 91 MW, respectively, through joint venture partnerships.
In March 2022, AES Brasil acquired Sky Arinos, a solar project with installable capacity of 378 MW in the city of Arinos in the state of Minas Gerais.
In November 2022, AES Brasil acquired the Ventos do Araripe, Caetés, and Cassino wind complexes, with 456 MW of operational installed capacity located in the states of Piaui and Pernambuco, in the northeast region of Brazil, and Rio Grande do Sul, in the south region.
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

36 | 2022 Annual Report

MCAC | GENERATION FACILITIES IN THE DOMINICAN REPUBLIC, MEXICO AND PANAMA

Business Overview

Dominican Republic 25%
Installed capacity by market
Mexico 40%
Panama 35%

23 Generation Facilities

3,390 Gross MW

Key Generation Businesses: **Andres-Los Mina, Panama, Merida, and Mesa La Paz**

Pet Coke 16%
Generation Fuel Type
Gas 46%
Renewables 38%

Revenue
(In millions)

$2,868
$2,157
$1,766
2022
2021
2020

Operating Margin
(in millions)

$820
$521
$559
2022
2021
2020

Adjusted PTC [1]
(in millions)

$559
$314
$287
2022
2021
2020

Key events in 2022

- Signed long-term PPAs for 300 MW of new renewable energy and completed the construction or acquisition of 100 MW of solar

Strategic outlook

- Total backlog of 1,322 MW

Under construction

1 Plants

670 MW

Fuel Type
Gas 100%

Contracted renewable backlog

652 MW

Signed PPAs not yet under construction

Wind 46%
Renewable Type
Solar 54%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

37 | 2022 Annual Report

MCAC SBU
Our MCAC SBU has a portfolio of generation facilities, including renewable energy, in three countries, with a total capacity of 3,390 MW.
Generation — The following table lists our MCAC SBU generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
DPP (Los Mina)	Dominican Republic	Gas	358	85%	1996	2024	Andres, Non-Regulated Users
Andres (1)	Dominican Republic	Gas/Diesel	319	85%	2003	2023-2024	Ede Norte, Ede Este, Ede Sur, Non-Regulated Users
Bayasol	Dominican Republic	Solar	50	85%	2021	2036	Ede Sur
Agua Clara	Dominican Republic	Wind	50	85%	2022	2039	Ede Norte
Santanasol	Dominican Republic	Solar	50	85%	2022	2038	Ede Sur
Andres ES	Dominican Republic	Energy Storage	10	85%	2017
Los Mina DPP ES	Dominican Republic	Energy Storage	10	85%	2017
Dominican Republic Subtotal			847
Merida III	Mexico	Gas/Diesel	505	75%	2000	2025	Comision Federal de Electricidad
Mesa La Paz (2)	Mexico	Wind	306	50%	2019	2045	Fuentes de Energia Peñoles
Termoelectrica del Golfo (TEG)	Mexico	Pet Coke	275	99%	2007	2027	CEMEX
Termoelectrica del Penoles (TEP)	Mexico	Pet Coke	275	99%	2007	2027	Peñoles
Mexico Subtotal			1,361
Colon (3)	Panama	Gas	381	100%	2018	2028	ENSA, Edemet, Edechi
Bayano	Panama	Hydro	260	49%	1999	2030	ENSA, Edemet, Edechi, Other
Changuinola	Panama	Hydro	223	90%	2011	2030	AES Panama
Chiriqui-Esti	Panama	Hydro	120	49%	2003	2030	ENSA, Edemet, Edechi, Other
Penonome I	Panama	Wind	55	49%	2020	2023-2030	Altenergy, ENSA, Edement, Edechi
Chiriqui-Los Valles	Panama	Hydro	54	49%	1999	2030	ENSA, Edemet, Edechi, Other
Chiriqui-La Estrella	Panama	Hydro	48	49%	1999	2030	ENSA, Edemet, Edechi, Other
Pesé Solar	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Mayorca Solar	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Cedro	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Caoba	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
5B Costa Norte	Panama	Solar	1	100%	2021	2051	Costa Norte LNG Terminal
Panama Subtotal			1,182
			3,390
_____________________________
(1)Plant also includes an adjacent regasification facility, as well as 70 TBTU LNG storage tank, or an operating capacity of 160,000 m3.
(2)Unconsolidated entity, accounted for as an equity affiliate.
(3)Plant also includes an adjacent regasification facility, as well as an 80 TBTU LNG storage tank, or an operating capacity of 180,000 m3.

38 | 2022 Annual Report

Under construction — The following table lists our plants under construction in the MCAC SBU1:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
Gatun	Panama	Gas	670	49%	2H 2024
Panama Subtotal			670
			670
_____________________________
(1)Through and equity affiliate, a second LNG storage tank with 50 TBTU of capacity is under construction in the Dominican Republic and expected to come online in 1H 2023.

The following map illustrates the location of our MCAC facilities:
MCAC Businesses
Dominican Republic
Business Description — AES Dominicana consists of five operating subsidiaries: Andres, Los Mina, Bayasol, Santanasol and Agua Clara. With a total of 847 MW of installed capacity, AES provides 16% of the country's capacity and supplies approximately 22% of the country's energy demand via these generation facilities. 668 MW was predominantly contracted until 2022 with government-owned distribution companies and large customers, and have been contracted back with the distribution companies in January 2023.
AES has a strategic partnership with the Estrella and Linda Groups ("Estrella-Linda"), a consortium of two leading Dominican industrial groups that manage a diversified business portfolio.
Andres, Los Mina, Bayasol, Santanasol and Agua Clara are owned 85% by AES. Andres owns and operates a combined cycle natural gas turbine and an energy storage facility with combined generation capacity of 329 MW, as well as the only LNG import terminal in the country, with 160,000 cubic meters of storage capacity. Los Mina owns and operates a combined cycle facility with two natural gas turbines and an energy storage facility with combined generation capacity of 368 MW. Bayasol owns and operates a 50 MW solar farm. Santanasol also operates a 50 MW solar farm. Agua Clara operates a 50 MW wind farm.
AES Dominicana has a long-term LNG purchase contract through 1H 2023 for 33.6 trillion btu/year with a price linked to NYMEX Henry Hub. AES Dominicana has entered in a new long-term LNG purchase contract through 1H 2025 to cover the expected dispatch for Andres and Los Mina. Andres has a long-term contract to sell regasified LNG to industrial users and third party power plants within the Dominican Republic, thereby capturing demand from

39 | 2022 Annual Report

industrial and commercial customers and for other power generation companies that had switched their operations to natural gas.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•changes in spot prices due to fluctuations in commodity prices (since fuel is a pass-through cost under the PPAs, any variation in oil prices will impact spot sales for Andres and Los Mina);
•expiring PPAs, lower contracting levels and the extent of capacity awarded; and
•growth in domestic natural gas demand, supported by new infrastructure such as the Eastern Pipeline and second LNG tank.
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
The Dominican Republic has one main interconnected system with 5,110 MW of installed capacity, composed of thermal (72%), hydroelectric (12%), wind (8%), and solar (8%).
Development Strategy — AES will continue to develop the commercialization of natural gas and incorporate partners directly in gas infrastructure projects. AES partnered with Energas in a joint venture which has been operating the 50 km Eastern Pipeline since February 2020. The joint venture is also developing an expanded LNG facility of 120,000 cubic meters, including additional storage, regasification, and truck loading capacity, for which the COD is expected in 2023. This will allow AES to reach new customers who have converted, or are in the process of converting, to natural gas as a fuel source, and better operational flexibility.
Panama
Business Description — AES owns and operates five hydroelectric plants totaling 705 MW of generation capacity, a natural gas-fired power plant with 381 MW of generation capacity, a wind farm of 55 MW and four solar plants of 10 MW each, which collectively represent 30% of the total installed capacity in Panama. Furthermore, AES operates an LNG regasification facility, a 180,000 cubic meter storage tank, and a truck loading facility.
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
Our hydro and thermal assets are mainly contracted through medium to long-term PPAs with distribution companies. A small volume of our hydro plants are contracted with unregulated users. Our hydro assets in Panama have PPAs with distribution companies expiring up to December 2030 for a total contracted capacity of 377 MW. Our thermal asset in Panama has PPAs with distribution companies for a total contracted capacity of 350 MW expiring in August 2028, which matches the term of the LNG supply agreement of such thermal assets. The LNG supply contract has enough flexibility to divert volumes to the Dominican Republic, which increases the connectivity of our two onshore terminals and allows to optimize the LNG position of the portfolio. Colon LNG Marketing continues developing the LNG market in Latin America, with clients already established in Panama and Colombia.

40 | 2022 Annual Report

Additional efforts deployed in Costa Rica, other Central America regions, and Caribbean islands, mainly focusing on small scale LNG logistics.
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
Regulatory Framework and Market Structure — The Panamanian power sector is composed of three distinct operating business units: generation, distribution, and transmission. Generators can enter into short-term and long-term PPAs with distributors or unregulated consumers. In addition, generators can enter into backup supply contracts with each other. Outside of PPAs, generators may buy and sell energy in the short-term market. Generators can only contract up to their firm capacity.
Three main agencies are responsible for monitoring compliance with the General Electricity Law:
•The National Secretary of Energy in Panama ("SNE") has the responsibilities of planning, supervising, and controlling policies of the energy sector within Panama. The SNE proposes laws and regulations to the executive agencies that regulate the procurement of energy and hydrocarbons for the country.
•The National Authority of Public Services ("ASEP") is an autonomous agency of the government. ASEP is responsible for the regulations, control and oversight of public services in Panama, including electricity, the transmission and distribution of natural gas utilities, and the companies that provide such services.
•The National Dispatch Center ("CND") is in charge of the operation of the system and the management of the electricity market. They are responsible for implementing the economic dispatch of electricity in the wholesale market. The National Dispatch Center's objectives are to minimize the total cost of generation and maintain the reliability and security of the electric power system. Short-term power prices are determined on an hourly basis by the last dispatched generating unit. Physical generation of energy is determined as a result of the optimization of the economic dispatch regardless of contractual arrangements.
Panama's current total installed capacity is 3,926 MW, composed of hydroelectric (45%), thermal (37%), wind (7%), and solar (11%) generation.
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
Mexico
Business Description — AES has 1,361 MW of installed capacity in Mexico. The TEG and TEP pet coke-fired plants, located in Tamuin, San Luis Potosi, supply power to their offtakers under long-term PPAs expiring in 2027 with a 90% availability guarantee. TEG and TEP secure their fuel under a long-term contract. TEG and TEP are in the migration process from the Legacy market to the New Electric Industry law.
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

41 | 2022 Annual Report

Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•contracting levels, providing additional benefits from improved operational performance, including performance incentives and/or excess energy sales;
•changes in the methodology to calculate spot energy prices or Locational Marginal Prices, which impacts the excess energy sales to the CFE (see Regulatory Framework and Market Structure below) in (i) TEG and TEP under self-supply scheme, and (ii) Mesa La Paz under the New Market Rules; and
•improved operational performance and plant availability.
Regulatory Framework and Market Structure — Mexico´s main electrical system is called the National Interconnected System ("SIN"), which geographically covers an area from Puerto Peñasco, Sonora to Cozumel, Quintana Roo. Mexico also has three isolated electrical systems: (1) the Baja California Interconnected System, which is interconnected with the western interconnection; (2) the Baja California Sur Interconnected System; and (3) the Mulegé Interconnected System, a very small electrical system. All three are isolated from the SIN and from each other. The Mexican power industry comprises the activities of generation, transmission, distribution, and commercialization segments, considering transmission and distribution to be exclusive state services.
In addition to the Ministry of Energy, three main agencies are responsible for regulating the market agents and their activities, monitoring compliance with the laws and regulations, and the surveillance of operational compliance and management of the wholesale electricity market:
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
Mexico has an installed capacity totaling 86 GW with a generation mix composed of thermal (64%), hydroelectric (15%), wind (8%), solar (7%), and other fuel sources (6%).
Development Strategy — AES has partnered with Grupo Bal in a joint venture to co-invest in power and related infrastructure projects in Mexico, focusing on renewable generation.

42 | 2022 Annual Report

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

43 | 2022 Annual Report

Eurasia SBU
Generation — Our Eurasia SBU has generation facilities in five countries with total operating installed capacity of 2,878 MW. The following table lists our Eurasia SBU generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Maritza	Bulgaria	Coal	690	100%	2011	2026	NEK
St. Nikola	Bulgaria	Wind	156	89%	2010	2025	Electricity Security Fund
Bulgaria Subtotal			846
Delhi ES	India	Energy Storage	10	60%	2019
India Subtotal			10
Amman East (1)	Jordan	Gas	472	37%	2009	2033	National Electric Power Company
IPP4 (1)	Jordan	Gas	250	36%	2014	2039	National Electric Power Company
AM Solar	Jordan	Solar	48	36%	2019	2039	National Electric Power Company
Jordan Subtotal			770
Netherlands ES	Netherlands	Energy Storage	10	100%	2015
Netherlands Subtotal			10
Mong Duong 2	Vietnam	Coal	1,242	51%	2015	2040	EVN
Vietnam Subtotal			1,242
			2,878
_____________________________
(1)Entered into an agreement to sell 26% interest in these businesses in November 2020.

44 | 2022 Annual Report

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
On December 31, 2020, AES executed an agreement to sell its entire 51% interest in the Mong Duong 2 plant; however, the transaction was not closed by December 31, 2022 and the agreement was terminated by the parties.
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
The Vietnam power market is divided into three regions (North, Central, and South), with total installed capacity of approximately 79 GW. The fuel mix in Vietnam is composed primarily of coal (33%), hydropower (28%) and renewables, including solar, wind, and biomass (27%). EVN, the national utility, owns 39% of installed generation capacity.
The government is in the process of realigning EVN-owned companies into three different independent operations in order to create a competitive power market. The first stage of this realignment was the implementation of the Competitive Electricity Market, which has been in operation since 2012. The second stage was the introduction of the Electricity Wholesale Market, which has been in operation since the beginning of 2019. The third and final stage impacts the Electricity Retail Market. The reforms are currently in development and pilot implementation is expected around 2024 timeframe. BOT power plants will not directly participate in the power market; alternatively, a single buyer will bid the tariff on the power pool on their behalf.

45 | 2022 Annual Report

Development Strategy — In Vietnam, we continue to advance the development of our Son My LNG terminal project, which has a design capacity of up to 9.6 million metric tonnes per annum, and the Son My 2 CCGT project, which has a capacity of about 2,250 MW. In October 2019, we received formal approval as a government-mandated investor in the Son My LNG terminal project in partnership with PetroVietnam Gas and in September 2021, we signed the joint venture agreement with PetroVietnam Gas. In April 2022, we, together with our partner PetroVietnam Gas, established Son My LNG Terminal LLC. In September 2019, we received formal approval as the government-mandated investor with 100% equity ownership in the Son My 2 CCGT project and executed a statutory memorandum of understanding with Vietnam’s Ministry of Industry and Trade in November 2019 to continue developing the Son My 2 CCGT project under Vietnam’s Build-Operate-Transfer legal framework. The Son My 2 CCGT project will utilize the Son My LNG terminal project and be its anchor customer.
Bulgaria
Business Description — Our AES Maritza plant is a 690 MW lignite fuel thermal power plant. AES Maritza's entire power output is contracted with NEK, the state-owned public electricity supplier, independent energy producer, and trading company. Maritza is contracted under a 15-year PPA that expires in May 2026. AES Maritza is collecting receivables from NEK in a timely manner. However, NEK's liquidity position is subject to political conditions and regulatory changes in Bulgaria.
The DG Comp is reviewing NEK’s PPA with AES Maritza pursuant to the European Union’s state aid rules. AES Maritza believes that its PPA is legal and in compliance with all applicable laws. For additional details see Key Trends and Uncertainties in Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.
AES also owns an 89% economic interest in the St. Nikola wind farm ("Kavarna") with 156 MW of installed capacity. The power output of St. Nikola is sold to customers operating on the liberalized electricity market and the plant may receive additional revenue per the terms of an October 2018 Contract for Premium with the state-owned Electricity System Security Fund.
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
Bulgaria’s power sector is supported by a diverse generation mix, universal access to the grid, and numerous cross-border connections with neighboring countries. In addition, it plays an important role in the energy balance in the southeast European region.
In December 2022, Bulgaria implemented Regulation 2022/1854, approved by the European Council in October 2022 as an emergency intervention aiming at limiting energy prices in Europe. The main measure of interest to AES in Bulgaria is the limitation of revenues for "infra-marginal" producers, a category that includes renewables and other technologies which are providing electricity to the grid at a cost below the price level set by the more expensive “marginal” producers. While the adoption of this regulation has no impact on Maritza power plant, it essentially captures 90% of the incremental margin of Kavarna wind farm since it is now subject to a mandatory cap of €180/MWh on revenues.
Bulgaria has 13 GW of installed capacity enabling the country to meet and exceed domestic demand and export energy. Installed capacity is primarily thermal (45%), hydro (25%), and nuclear (16%).
Environmental Regulation — In July 2020, the EU approved the Next Generation EU ("NGEU") recovery instrument, which aims at mitigating the economic and social impact of the COVID-19 pandemic and making

46 | 2022 Annual Report

European economies and societies more sustainable. The main funding component of NGEU is the EU’s Recovery and Resilience Facility ("RRF"). In May 2022, the European Commission approved Bulgaria's Recovery and Resilience Plan ("RRP") that describes the reforms and investments which Bulgaria wishes to make with the support of the RRF. In its RRP, Bulgaria commits to designing a coal phase-out plan aiming at retiring coal-fired power plants by 2038.
The plan includes a 40% reduction in carbon emissions by the end of 2025 and a ceiling on carbon emissions from 2026 onwards. The mechanism to achieve the target is undefined and the potential impact to Maritza's revenues is expected to be limited.
Jordan
Business Description — In Jordan, AES has a 37% controlling interest in Amman East, a 472 MW oil/gas-fired plant fully contracted with the national utility under a 25-year PPA expiring in 2033, a 36% controlling interest in the IPP4 plant, a 250 MW oil/gas-fired peaker plant fully contracted with the national utility until 2039, and a 36% controlling interest in a 52 MW solar plant fully contracted with the national utility under a 20-year PPA expiring in 2039. We consolidate the results in our operations as we have a controlling interest in these businesses.
On November 10, 2020, AES executed a sale and purchase agreement to sell approximately 26% effective ownership interest in both the Amman East and IPP4 plants. The sale is expected to close in 2023 subject to customary approvals, including lender consents.
Regulatory Framework and Market Structure — The Jordan electricity transmission market is a single-buyer model with the state-owned National Electric Power Company ("NEPCO") responsible for transmission. NEPCO generally enters into long-term PPAs with IPPs to fulfill energy procurement requests from distribution utilities.
India
AES owns and operates a 10 MW BESS unit in Delhi city, located inside a substation of Tata Power Delhi Distribution Limited ("TPDDL"). The BESS is integrated with the TPDDL distribution system and provides frequency regulation and peak shifting services.

47 | 2022 Annual Report

Other Investments | EQUITY AFFILIATES AND INVESTMENTS REPORTED AS PART OF CORPORATE AND OTHER

Investing in innovative technologies

Key investments:

FLUENCE
A Siemens and AES Company

uplight™

5B

Fluence Energy Storage To-Date

6,200 MW
1,900
4,300
Awarded MW
Delivered MW

Key events in 2022

- Fluence delivered or was awarded 2.8 GW energy storage in 2022

Strategic outlook

- Fluence backlog of 4.3 GW
- Growth in Uplight customer base
- Utilize 5B's technology in select projects across our development pipeline
- Continue to leverage digital capabilities to drive value

Other Investments
Fluence and Uplight are unconsolidated entities and their results are reported as Net equity in earnings of affiliates on our Consolidated Statements of Operations. 5B is accounted for using the measurement alternative and AES will record income or loss only when it receives dividends from 5B or when there is a change in the observable price or an impairment of the investment.
Fluence
Business Description — Fluence, created in 2018 as a joint venture by AES and Siemens, is a global energy storage technology and services company aligned with the AES strategy to drive decarbonization of the electric sector. Fluence is a leading global provider of energy storage products and services and artificial intelligence (AI)-enabled digital applications for renewables and storage.
On November 1, 2021, Fluence Energy, Inc. completed its IPO, generating proceeds of approximately $936 million, after expenses, and is listed on NASDAQ under the symbol "FLNC". AES owns Class B-1 common stock, entitling AES to five votes per share held, and continues to hold its economic interest in the operating subsidiary of Fluence Energy, Inc. AES' economic interest in Fluence is currently 33.5%. The Company continues to account for Fluence as an equity method investment.
Key Financial Drivers — Fluence's financial results are driven by the growth in its product revenue, an efficient cost structure that is expected to benefit from increased scale, and profit margins on customer contracts. Fluence’s pipeline of potential projects is global.

48 | 2022 Annual Report

Regulatory Framework and Market Structure — The grid-connected energy storage sector is expanding rapidly. By incorporating energy storage across the electric power network, utilities and communities around the world will optimize their infrastructure investments, increase network flexibility and resiliency, and accelerate cost-effective integration of renewable electricity generation. According to the BloombergNEF Global Energy Storage Outlook published in October 2022, global annual energy storage capacity installations, excluding residential, grew from approximately 600 MW a year in 2015 to 13 GW a year in 2022 and are expected to grow to 62 GW a year by 2030. Additional growth opportunities exist in the provision of operational and maintenance services associated with energy storage products, as well as the provision of digital applications and solutions to improve performance and economic output. Fluence is positioned to be a leading participant in this growth, with 1.9 GW of energy storage assets deployed and 4.3 GW of contracted backlog, with a gross global pipeline of 9.7 GW as of December 31, 2022.
Uplight
Business Description — The Company holds an equity interest in Uplight as part of its digitization and growth strategy. Uplight offers a comprehensive digital platform for utility customer engagement. Uplight provides software and services to approximately 80 of the leading electric and gas utilities, principally in the U.S., with the mission of motivating and enabling energy users and providers to transition to a clean energy ecosystem. Uplight's solutions form a unified, end-to-end customer energy experience system that delivers innovative energy efficiency, demand response, and clean energy solutions quickly. Utility and energy company leaders rely on Uplight and its customer-focused digital energy experiences to improve customer satisfaction, reduce service costs, increase revenue, and reduce carbon emissions.
The Company holds a 29.4% ownership interest in Uplight, which continues to be accounted for as an equity method investment and is reported as part of Corporate and Other.
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
Key Financial Drivers — 5B is accounted for under the measurement alternative and AES will record income or loss only when it receives dividends from 5B or when there is a change in the observable price or an impairment of the investment. 5B is at the beginning of its growth and is expanding its ecosystem for global reach.
Development Strategy — In addition to a large global market for third party projects, we believe there is an addressable market of nearly 5 GW across our development pipeline. As of December 31, 2022, 5B has achieved sales orders of 175 MW. AES expects to utilize this technology in conjunction with ongoing automation and digital initiatives to speed up delivery time and lower costs. 5B technology has been deployed at multiple locations in AES including a 2 MW project in Panama and an 11 MW project in Chile, with future deployments expected across markets in the AES portfolio.
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

49 | 2022 Annual Report

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
CSAPR — CSAPR addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment of, or interference with maintenance of, any NAAQS. The CSAPR required significant reductions in SO2 and NOX emissions from power plants in many states in which subsidiaries of the Company operate. The Company is currently required to comply with the CSAPR in Indiana and Maryland. The CSAPR is implemented in part through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the EPA. The Company complies with CSAPR through operation of existing controls and purchases of allowances on the open market, as needed.
In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS ("CSAPR Update Rule"). The CSAPR Update Rule found that NOX ozone season emissions in 22 states (including Indiana and Maryland, and Ohio) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and, accordingly, the EPA issued federal implementation plans that both updated existing CSAPR NOX ozone season emission budgets for electric generating units within these states and implemented these budgets through modifications to the CSAPR NOX ozone season allowance trading program. Implementation began in the 2017 ozone season and affected facilities began to receive fewer ozone season NOX allowances in 2017. Following legal challenges related to the CSAPR Update Rule, on April 30, 2021, EPA issued the Revised CSAPR Update Rule. The Revised CSAPR Update Rule required affected EGUs within certain states (including Indiana and Maryland) to participate in a new trading program, the CSAPR NOx Ozone Season Group 3 trading program. These affected EGUs received fewer ozone season NOx Ozone Season allowances beginning in 2021, which may result in the need for AES affected facilitites to purchase additional allowances.

50 | 2022 Annual Report

On April 6, 2022, the EPA published a proposed Federal Implementation Plan ("FIP") to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule would establish a revised CSAPR NOx Ozone Season Group 3 trading program for 25 states, including Indiana and Maryland. In addition to other requirements, if finalized, EGUs in these states would begin receiving fewer allowances as soon as 2023, which may result in the need to purchase additional allowances.
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
Regional Haze Rule — The EPA's "Regional Haze Rule" established timelines for states to improve visibility in national parks and wilderness areas throughout the United States by establishing reasonable progress goals toward meeting a national goal of natural visibility conditions in Class I areas by the year 2064 through a series of state implementation plans (SIPs), which may result in additional emissions control requirements for electric generating units. SIPs for the first planning period (through 2018) did not result in material impact to AES facilities. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions. The deadline for submittal of the SIP covering the second planning period was July 31, 2021. To date, none of the states in which we operate have submitted plans identifying potential impacts to Company facilities. However, we cannot predict the possible outcome or potential impacts of this matter at this time.
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
In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA and subsequently remanded MATS to the EPA without vacatur. On May 22, 2020, the EPA published a final finding that it is not “appropriate and necessary” to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units (EGUs) (reversing its prior 2016 finding), but that the EPA would not remove the source category from the CAA Section 112(c) list of source categories and would not change the MATS requirements. Several petitioners filed for judicial review of the final finding and the D.C. Circuit, on February 16, 2021, granted the EPA's request that the rule be held in abeyance pending the EPA's review. On February 9, 2022, the EPA published a proposed rule to revoke its

51 | 2022 Annual Report

May 2020 finding and reaffirm its 2016 finding that it is appropriate and necessary to regulate these emissions. Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.
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
On August 31, 2018, the EPA published in the Federal Register proposed Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units, known as the Affordable Clean Energy (ACE) Rule. On July 8, 2019, the EPA published the final ACE Rule along with associated revisions to implementing regulations. The final ACE Rule established CO2 emission rules for existing power plants under CAA Section 111(d) and replaced the EPA's 2015 Clean Power Plan Rule (CPP). In accordance with the ACE Rule, the EPA determined that heat rate improvement measures are the best system of emissions reductions for existing coal-fired electric generating units. The final rule required states, including Indiana and Maryland, to develop a State Plan to establish CO2 emission limits for designated facilities, including AES Indiana Petersburg's and AES Warrior Run's coal-fired electric generating units. States had three years to develop their plans under the rule. However, on January 19, 2021, the D.C. Circuit vacated and remanded to the EPA the ACE Rule, but withheld issuance of the mandate that would effectuate its decision. On February 22, 2021, the D.C. Circuit granted EPA's unopposed motion for a partial stay of the issuance of the mandate on vacating the repeal of the CPP. On March 5, 2021, the D.C. Circuit issued the partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP did not take effect while the EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating units. On October 29, 2021, the U.S. Supreme Court granted petitions to review the decision by the D.C. Circuit to vacate the ACE Rule. On June 30, 2022, Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion. The opinion held that the “generation shifting” approach in the CPP exceeded the authority granted to EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 Supreme Court decision, on October 27, 2022, the D.C. Circuit recalled its March 5, 2021 partial mandate and issued a new partial mandate holding pending challenges to the ACE Rule in abeyance while EPA develops a replacement rule. The impact of the results of further proceedings and potential future greenhouse gas emissions regulations remains uncertain, but it could be material. The impact of the results of such litigation and potential future greenhouse gas emissions regulations remains uncertain, but it could be material.
On January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement effective February 19, 2021. In addition, in November 2022, the international community gathered in Egypt at the 27th Conference to the Parties on the UN Framework Convention on Climate Change ("COP27"), during which multiple announcements were made, including the establishment of a loss and damage fund to support vulnerable countries dealing with the effects of climate change and certain pledges in the area of climate finance.

52 | 2022 Annual Report

As such, there is some uncertainty with respect to the impact of GHG rules. The GHG BACT requirements will not apply at least until we construct a new major source or make a major modification of an existing major source, and the NSPS will not require us to comply with an emissions standard until we construct a new electric generating unit. We do not have any planned major modifications of an existing source or plans to construct a new major source at this time which are expected to be subject to these regulations. Furthermore, the EPA, states, and other utilities are still evaluating potential impacts of the GHG regulations in our industry. In light of these uncertainties, we cannot predict the impact of the EPA’s current and future GHG regulations on our consolidated results of operations, cash flows, and financial condition.
Due to the future uncertainty of these regulations and associated litigation, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the cost to comply with a new Section 111(d) Rule, should it be implemented in a prior or a substantially similar form, could be material. The GHG NSPS remains in effect at this time, and, absent further action from the EPA that rescinds or substantively revises the NSPS, it could impact any Company plans to construct and/or modify or reconstruct electric generating units in some locations, which may have a material impact on our business, financial condition, or results of operations.
Cooling Water Intake — The Company's facilities are subject to a variety of rules governing water use and discharge. In particular, the Company's U.S. facilities are subject to the CWA Section 316(b) rule issued by the EPA effective in 2014 that seeks to protect fish and other aquatic organisms drawn into cooling water systems at power plants and other facilities. These standards require affected facilities to choose among seven BTA options to reduce fish impingement. In addition, certain facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. It is possible that this process, which includes permitting and public input, could result in the need to install closed-cycle cooling systems (closed-cycle cooling towers), or other technology. Finally, the standards require that new units added to an existing facility to increase generation capacity are required to reduce both impingement and entrainment. It is not yet possible to predict the total impacts of this final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material.
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
The Company’s California subsidiaries have signed 20-year term PPAs with Southern California Edison for the new generating capacity, which have been approved by the California Public Utilities Commission. Construction of new generating capacity began in June 2017 at AES Huntington Beach and July 2017 at AES Alamitos. The new air-cooled combined cycle gas turbine generators and battery energy storage systems were constructed at the AES Alamitos and AES Huntington Beach generating stations. The new air-cooled combined cycle gas turbine generators at the AES Alamitos and AES Huntington Beach generating stations began commercial operation in early 2020 and there is currently no plan to replace the OTC generating units at the AES Redondo Beach generating station following the retirement. Certain OTC units were required to be retired in 2019 to provide interconnection capacity and/or emissions credits prior to startup of the new generating units, and the remaining AES OTC generating units in California will be shutdown and permanently retired by the OTC Policy compliance dates for these units. The SWRCB OTC Policy required the shutdown and permanent retirement of all remaining OTC generating units at AES Alamitos, AES Huntington Beach, and AES Redondo Beach by December 31, 2020. The initial amendment extended the deadline for shutdown and retirement of AES Alamitos and AES Huntington Beach’s remaining OTC generating units to December 31, 2023 and extended the deadline for shutdown and retirement of AES Redondo Beach’s remaining OTC generating units to December 31, 2021 (the “AES Redondo Beach Extension”). In October 2020, the cities of Redondo Beach and Hermosa Beach filed a state court lawsuit challenging the AES Redondo Beach Extension. AES opposed the action and the court granted an order dismissing the matter. The case remains open subject to the resolution of counter claims between parties other than AES. Plaintiffs have initiated an additional challenge to the permit, and the outcome of that lawsuit is unclear. On March 16, 2021 the SACCWIS released their draft 2021 report to SWRCB. The report summarizes the State of California’s current electrical grid reliability needs and recommended a two-year extension to the compliance schedule for AES Redondo Beach to address system-wide grid reliability needs. The SWRCB public hearing regarding the final decision on the amendment of the OTC policy was held on October 19, 2021 and the Board voted in favor of extending the compliance date for AES Redondo Beach to December 31, 2023. The AES Redondo Beach NPDES

53 | 2022 Annual Report

permit has been administratively extended. On September 30, 2022, the Statewide Advisory Committee on Cooling Water Intake Structures approved a recommendation to the SWRCB to consider an extension of the OTC compliance dates for AES Huntington Beach, LLC and AES Alamitos, LLC, to December 31, 2026, in support of grid reliability. SWRCB released a draft OTC Policy amendment early in 2023 to be heard by the SWRCB on March 7, 2023. The final decision from SWRCB is expected during the second half of 2023.
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
Water Discharges — In June 2015, the EPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." (WOTUS) rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the agencies, on April 21, 2020, issued the final “Navigable Waters Protection” (NWP) rule which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the NWP Rule. This vacatur of the NWP Rule applies nationwide. As such, the agencies again interpreted waters of the U.S. consistent with the pre-2015 regulatory regime. On January 18, 2023, the Agencies published a final rule to define the scope of waters regulated under the CWA. The rule restores regulations defining WOTUS that were in place prior to 2015, with updates intended to be consistent with relevant Supreme Court decisions. On January 24, 2022, the U.S. Supreme Court granted certiorari on a wetlands case (Sackett v. EPA) on the limited question of: “Whether the Ninth Circuit set forth the proper test for determining whether wetlands are ‘waters of the United States’ under the Clean Water Act.” The Ninth Circuit employed Justice Kennedy’s “significant nexus” test from the 2006 Rapanos v. United States decision; the plurality opinion in Rapanos required a water body to have a "continuous surface connection" with a water of the United States in order to be considered a wetland covered by the CWA. In Sackett v. EPA, the Court may finally provide clarity on which test from the 2006 Rapanos decision controls. It is too early to determine whether the newly promulgated NWP rule or any outcome of litigation may have a material impact on our business, financial condition, or results of operations.
In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas desulfurization wastewater. AES Indiana Petersburg has installed a dry bottom ash handling system in response to the CCR rule and wastewater treatment systems in response to the NPDES permits in advance of the ELG compliance date. Other U.S. businesses already include dry handling of fly ash and bottom ash and do not generate flue gas desulfurization wastewater. However, it is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.
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

54 | 2022 Annual Report

However, if additional capital expenditures are necessary, they could be material. AES Indiana would seek recovery of these capital expenditures; however, there is no guarantee it would be successful in this regard.
Waste Management — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements, and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIN Act") includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. If this rule is finalized before Indiana or Puerto Rico establishes a state-level CCR permit program, AES CCR units in those locations could eventually be required to apply for a federal CCR permit from the EPA. On December 21, 2022, the Indiana Department of Environmental Management published in the Indiana Register a Second Notice of Comment Period for its proposed CCR rulemaking which would include regulation of CCR through a state permitting program.
The EPA has indicated that it will implement a phased approach to amending the CCR Rule, which is ongoing. On August 28, 2020, the EPA published the CCR Part A Rule, that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if the EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to the EPA by November 30, 2020. On January 11, 2022, the EPA released its first in a series of proposed and final determinations regarding nine CCR Part A Rule demonstrations. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. Also on January 11, 2022,, the EPA issued four compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.
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
The CCR rule, current or proposed amendments to the federal CCR rule or state/territory CCR regulations, the results of groundwater monitoring data, or the outcome of CCR-related litigation could have a material impact on our business, financial condition, and results of operations. AES Indiana would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard.
International Environmental Regulations
For a discussion of the material environmental regulations applicable to the Company's businesses located outside of the U.S., see Environmental Regulation under the discussion of the various countries in which the Company's subsidiaries operate in Item 1.—Business, under the applicable SBUs.
Customers
We sell to a wide variety of customers. No individual customer accounted for 10% or more of our 2022 total revenue. In our generation business, we own and/or operate power plants to generate and sell power to wholesale customers such as utilities and other intermediaries. Our utilities sell to end-user customers in the residential, commercial, industrial, and governmental sectors in a defined service area.
Human Capital Management
At AES, our people are instrumental to helping us meet the world’s energy needs. Supporting our people is a foundational value for AES. All of our actions are grounded in the shared values that shape AES’ culture: Safety

55 | 2022 Annual Report

First, Highest Standards, and All Together. The AES Corporation is led and managed by our Chief Executive Officer and the Executive Leadership Team with the guidance and oversight of our Board of Directors.
As of December 31, 2022, the Company and its subsidiaries had approximately 9,100 full time/permanent employees. The following chart lists our full time/permanent employees by SBU:

As of December 31, 2022, approximately 32% of our U.S. employees were subject to collective bargaining agreements. Collective bargaining agreements between us and these labor unions expire at various dates ranging from 2023 to 2026. In addition, certain employees in non-U.S. locations were subject to collective bargaining agreements, representing approximately 60% of the non-U.S. workforce. Management believes that the Company's employee relations are favorable.
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
AES has established a Safety Management System (“SMS”) Global Safety Standard that applies to all AES employees, as well as contractors working in AES facilities and construction projects. The SMS requires continuous safety performance monitoring, risk assessment, and performance of periodic integrated environmental, health, and safety audits. The SMS provides a consistent framework for all AES operational businesses and construction projects to set expectations for risk identification and reduction, measure performance, and drive continuous improvements. The SMS standard is consistent with the OHSAS 18001/ISO 45001 standard, and during 2022 approximately 52% of our locations have elected to formally certify their SMS to the OHSAS 18001/ISO 45001 international standard. AES calculates lost time incident (“LTI”) rates for our employees and contractors based on OSHA standards, based on 200,000 labor hours, which equates to 100 workers who work 40 hours per week and 50 weeks per year. In 2022, there was a 10% decrease in LTI cases. In 2022, AES’ LTI Rate was 0.162 for AES People, 0.018 for operational contractors, and 0.055 for construction contractors. In 2022, the Company had two contractor work-related fatalities.
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

56 | 2022 Annual Report

We emphasize employee development and training. To empower employees, we provide a range of development programs and opportunities, skills, and resources they need to be successful by focusing on experience and exposure, as well as formal programs including our Trainee Program.
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
Executive Officers
The following individuals are our executive officers:
Stephen Coughlin, 51 years old, has served as Executive Vice President and Chief Financial Officer since October 2021. Prior to assuming his current position, he led AES’ Corporate Strategy and Financial Planning teams, and served as the Chair of the Company’s Investment Committee. Prior to that role, he served as the Chief Executive Officer of Fluence. Mr. Coughlin joined AES in 2007 and spent his early years with the company leading Financial Planning & Analysis for AES’s renewables portfolio. Mr. Coughlin is a member of the boards of AES U.S. Investments, Inc., AES U.S. Generation, LLC, and IPALCO. Mr. Coughlin received a bachelor's degree in commerce and finance from the University of Virginia and a Master of Business Administration degree from the University of California at Berkeley.
Bernerd Da Santos, 59 years old, has served as Executive Vice President and Chief Operating Officer since December 2017. Previously, Mr. Da Santos held several positions at AES, including Chief Operating Officer and Senior Vice President from 2014 to 2017, Chief Financial Officer, Global Finance Operations from 2012 to 2014, Chief Financial Officer of Global Utilities from 2011 to 2012, Chief Financial Officer of Latin America and Africa from 2009 to 2011, Chief Financial Officer of Latin America from 2007 to 2009, Managing Director of Finance for Latin America from 2005 to 2007, and VP and Controller of La Electricidad de Caracas (“EDC”) (Venezuela). Prior to joining AES in 2000, Mr. Da Santos held a number of financial leadership positions at EDC. Mr. Da Santos is a member of the boards of AES Brasil Energia S.A., AES Mong Duong Power Co. Ltd., AES Andes, IPALCO, Son My LNG Terminal LLC, AES Renewable Holdings, LLC. Mr. Da Santos holds a bachelor’s degree with Cum Laude distinction in Business Administration and Public Administration from Universidad José Maria Vargas, a bachelor’s degree with Cum Laude distinction in Business Management and Finance, and an MBA with Cum Laude distinction from Universidad José Maria Vargas.
Paul L. Freedman, 52 years old, has served as Executive Vice President, General Counsel, and Corporate Secretary since February 2021. Prior to assuming his current position, Mr. Freedman was Senior Vice President and General Counsel from February 2018, Corporate Secretary from October 2018, Chief of Staff to the Chief Executive Officer from April 2016 to February 2018, Assistant General Counsel from 2014 to 2016, and from 2007 to 2014 he held a variety of other positions in the AES legal group. Mr. Freedman is a member of the Boards of, AES U.S. Investments, Inc., IPALCO, AES Ohio, AES Southland Energy Holdings, LLC, Business Council for International Understanding, and the Coalition for Integrity. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center.
Andrés R. Gluski, 65 years old, has been President, Chief Executive Officer and a member of our Board of Directors since September 2011 and is a member of the Innovation and Technology Committee. Under his leadership, AES has become a world leader in implementing clean technologies, including energy storage and renewable power. Prior to assuming his current position, Mr. Gluski served as Executive Vice President and Chief

57 | 2022 Annual Report

Operating Officer of the Company from 2007 to 2011. Prior to that role, he served in a number of senior roles at AES, including as Regional President of Latin America and was Senior Vice President for the Caribbean and Central America. He is a member of the Board of Waste Management and serves as Chairman of the Americas Society/Council of the Americas. Mr. Gluski is a magna cum laude graduate of Wake Forest University and holds an M.A. and a Ph.D. in Economics from the University of Virginia.
Tish Mendoza, 47 years old, has served as Executive Vice President and Chief Human Resources Officer since February 2021. Prior to assuming her current position, Ms. Mendoza was Senior Vice President, Global Human Resources and Internal Communications and Chief Human Resources Officer from 2012, Vice President of Human Resources, Global Utilities from 2011 to 2012, Vice President of Global Compensation, Benefits and HRIS, including Executive Compensation, from 2008 to 2011, and acted in the same capacity as the Director of the function from 2006 to 2008. Ms. Mendoza is a member of the boards of IPALCO, Fluence Energy, Inc. and AES Ohio, and sits on AES’ compensation and benefits committees. Prior to joining AES, Ms. Mendoza was Vice President of Human Resources for a product company in the Treasury Services division of JP Morgan Chase and Vice President of Human Resources and Compensation and Benefits at Vastera, Inc, a former technology and managed services company. Ms. Mendoza earned certificates in Leadership and Human Resource Management, and a bachelor’s degree in Business Administration and Human Resources.
Juan Ignacio Rubiolo, 45 years old, has served as Executive Vice President and President of International Businesses since January 2022. Prior to assuming his current position, Mr. Rubiolo served as Senior Vice President and President of the MCAC SBU from March 2018 to January 2022, as the Chief Executive Officer of AES Mexico from 2014 to March 2018, and as a Vice President of the Commercial team of the MCAC SBU from 2013 to 2014. Mr. Rubiolo joined AES in 2001 and has worked in AES businesses in the Philippines, Argentina, Mexico, Panama, and the Dominican Republic. Mr. Rubiolo serves on the boards of AES Andes, AES Brasil Energia, and AES Colombia & Cia S.C.A. E.S.P. Mr. Rubiolo has a Science Degree in Business from the Universidad Austral of Argentina, a Master of Project Management from the Quebec University in Canada and has completed the executive business and leadership program at the University of Virginia.
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
Our CEO provided a certification pursuant to Section 303A of the New York Stock Exchange Listed Company Manual on April 28, 2022.
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

58 | 2022 Annual Report

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
We are in the business of generating and distributing electricity, which involves certain risks that can adversely affect financial and operating performance, including:
•changes in the availability of our generation facilities or distribution systems due to increases in scheduled and unscheduled plant outages, equipment failure, failure of transmission systems, labor disputes, disruptions in fuel supply, poor hydrologic and wind conditions, inability to comply with regulatory or permit requirements, or catastrophic events such as fires, floods, storms, hurricanes, earthquakes, dam failures, tsunamis, explosions, terrorist acts, vandalism, cyber-attacks or other similar occurrences; and
•changes in our operating cost structure, including, but not limited to, increases in costs relating to gas, coal, oil and other fuel; fuel transportation; purchased electricity; operations, maintenance and repair; environmental compliance, including the cost of purchasing emissions offsets and capital expenditures to install environmental emission equipment; transmission access; and insurance.
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

59 | 2022 Annual Report

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
Developing projects in less developed economies also entails greater financing risks and such financing may only be available from multilateral or bilateral international financial institutions or agencies that require governmental guarantees for certain project and sovereign-related risks. There can be no assurance that project financing will be available or that, once secured, will provide similar terms or flexibility as would be expected from a commercial lender.
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

60 | 2022 Annual Report

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
The wholesale prices offered for electricity have been volatile in the markets in which we operate due to a variety of factors, including the increased penetration of renewable generation resources, low-priced natural gas and demand side management. The levelized cost of electricity from new solar and wind generation sources has decreased substantially in recent years as solar panel costs and wind turbine costs have declined, while wind and solar capacity factors have increased. These renewable resources have no fuel costs and very low operational costs, while only operating during certain periods of time (daylight) or weather conditions (higher winds). This, combined with changes in oil, gas, and coal pricing, has led to increasingly volatile electricity markets across our markets. Also, in many markets, new PPAs have been awarded for renewable generation at prices significantly lower than those awarded just a few years ago.
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
The Chinese market has been driving global materials demand and pricing for commodities over the past decade. Many of these commodities are produced in our key electricity markets. After experiencing rapid growth for more than a decade, China’s economy has experienced decreasing foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a significant slowdown in recent years. U.S. tariffs have also had a negative impact on China's economic growth. Further, China's Zero COVID strategy contributed to a significant decrease in GDP growth in 2022. The impact of the recent loosening of that strategy is uncertain at this time. Continued slowing in China’s economic growth, demand for commodities and/or material changes in policy could result in lower economic growth and lower demand for electricity in our key markets, which could have a material adverse effect on our results of operations, financial condition and prospects.
We may not have adequate risk mitigation or insurance coverage for liabilities.
Power generation, distribution and transmission involves hazardous activities. We may become exposed to significant liabilities for which we may not have adequate risk mitigation and/or insurance coverage. Furthermore,

61 | 2022 Annual Report

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
In addition, the U.S. Department of Commerce’s investigation into the antidumping and countervailing duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand, and Cambodia has reached a preliminary determination that circumvention occurred. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers were manufactured outside of China or if no more than two out of six specifically

62 | 2022 Annual Report

identified components were produced in China. These preliminary determinations could be modified and final determinations from Commerce are expected in May 2023.
If the final determinations result in additional taxes, tariffs, duties, or other assessments on renewable energy or the equipment necessary to generate or deliver it, such as antidumping and countervailing duty rates, such developments could impede the realization of our U.S. renewables strategy by resulting in, among other items, lack of a satisfactory market for the development and/or financing of our U.S. renewable energy projects, abandoning the development of certain U.S. renewable energy projects, a loss of our investments in the projects, and/or reduced project returns.
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
Further, in the U.S., the tax credits associated with certain renewables projects are earned when the project is placed in service. Delays in executing our renewables projects can result in delays in recognizing those tax credits and adversely impact our short-term financial results.
Any of the above factors could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our development projects are subject to substantial uncertainties.
We are in various stages of developing and constructing renewables projects and power plants. Certain of these projects have signed long-term contracts or made similar arrangements for the sale of electricity. Successful completion of the development of these projects depends upon overcoming substantial risks, including risks relating to siting, financing, engineering and construction, permitting, interconnection and transmission, governmental approvals, commissioning delays, supply chain related disruptions to our access to materials, or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. Objections of or challenges by local communities or interest groups may delay or impede permitting for our development projects.
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
If the project does not proceed, our subsidiaries may retain certain liabilities. Furthermore, we may undertake significant development costs and subsequently not proceed with a particular project. We believe that capitalized costs for projects under development are recoverable; however, there can be no assurance that any individual project will reach commercial operation. If development efforts are not successful, we may abandon certain projects, resulting in, writing off the costs incurred, expensing related capitalized development costs incurred and incurring additional losses associated with any related contingent liabilities.
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

63 | 2022 Annual Report

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
The COVID-19 pandemic has severely impacted global economic activity in recent years, including electricity and energy consumption. COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:
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
•deterioration of economic conditions, demand and other related factors resulting in impairments to long-lived assets; and

64 | 2022 Annual Report

•delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including for recovery of COVID-19 related losses and the review and approval of our rates at our U.S. regulated utilities.
The impact of the COVID-19 pandemic also depends on factors, including the effectiveness and timing of updated vaccines to address new variants, the development of more virulent COVID-19 variants as well as third-party actions taken to contain its spread and mitigate its public health effects. A resurgence or material worsening of the COVID-19 pandemic could present material uncertainty that could adversely affect our generation facilities, transmission and distribution systems, development projects, energy storage sales by Fluence, and results of operations, financial condition and cash flows. The COVID-19 pandemic may also heighten many of the other risks described in this section.
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

65 | 2022 Annual Report

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

66 | 2022 Annual Report

we are dependent upon hydrological conditions prevailing from time to time in the broad geographic regions in which our hydroelectric generation facilities are located. Changes in temperature, precipitation and snow pack conditions also could affect the amount and timing of hydroelectric generation.
To the extent that hydrological conditions result in droughts or other conditions negatively affect our hydroelectric generation business, such as has happened in Panama in 2019 and Brazil in 2021, our results of operations can be materially adversely affected. Additionally, our contracts in certain markets where hydroelectric facilities are prevalent may require us to purchase power in the spot markets when our facilities are unable to operate at anticipated levels and the price of such spot power may increase substantially in times of low hydrology.
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

67 | 2022 Annual Report

Further, we have a significant equity method investment in Fluence. As a publicly listed company, Fluence is governed by its own Board of Directors, whose members have fiduciary duties to the Fluence shareholders. While we have certain rights to appoint representatives to the Fluence Board of Directors, the interests of the Fluence shareholders, as represented by the Fluence Board of Directors, may not align with our interests or the interests of our securityholders. As of December 31, 2022, Fluence continues to report that a material weakness in its internal control over revenue recognition and related inventory has not yet been remediated. Such material weakness can impact the reliability of the Fluence financial information that we may include as part of our financial information.
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

68 | 2022 Annual Report

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
Impairment of long-lived assets would negatively impact our consolidated results of operations and net worth.
Long-lived assets are initially recorded at cost or fair value, are depreciated over their estimated useful lives, and are evaluated for impairment only when impairment indicators are present, such as deterioration in general economic conditions or our operating or regulatory environment; increased competitive environment; lower forecasted revenue; increase in fuel costs, particularly costs that we are unable to pass through to customers; increase in environmental compliance costs; negative or declining cash flows; loss of a key contract or customer, particularly when we are unable to replace it on equally favorable terms; developments in our strategy; divestiture of a significant component of our business; or adverse actions or assessments by a regulator. Any impairment of long-lived assets could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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

69 | 2022 Annual Report

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

70 | 2022 Annual Report

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

71 | 2022 Annual Report

Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses.
International, federal and various regional and state authorities regulate GHG emissions and have created financial incentives to reduce them. In 2022, the Company's subsidiaries operated businesses that had total CO2 emissions of approximately 40 million metric tonnes, approximately 15 million of which were emitted by our U.S. businesses (both figures are ownership adjusted). The Company uses CO2 emission estimation methodologies supported by "The Greenhouse Gas Protocol" reporting standard on GHG emissions. For existing power generation plants, CO2 emissions data are either obtained directly from plant continuous emission monitoring systems or calculated from actual fuel heat inputs and fuel type CO2 emission factors. This estimate is based on a number of projections and assumptions that may prove to be incorrect, such as the forecasted dispatch, anticipated plant efficiency, fuel type, CO2 emissions rates and our subsidiaries' achieving completion of such construction and development projects. While actual emissions may vary substantially; the projects under construction or development when completed will increase emissions of our portfolio and therefore could increase the risks associated with regulation of GHG emissions.
There currently is no U.S. federal legislation imposing mandatory GHG emission reductions (including for CO2) that affects our electric power generation facilities; however, in 2015, the EPA promulgated a rule establishing New Source Performance Standards for CO2 emissions for newly constructed and modified/reconstructed fossil-fueled electric utility steam generating units larger than 25 MW and in 2018 proposed revisions to the rule. In 2019, the EPA promulgated the Affordable Clean Energy (ACE) Rule which establishes heat rate improvement measures as the best system of emissions reductions for existing coal-fired electric generating units. On January 19, 2021, the D.C. Circuit vacated and remanded to the EPA the ACE Rule, but withheld issuance of the mandate that would effectuate its decision. On February 22, 2021, the D.C. Circuit granted EPA's unopposed motion for a partial stay of the issuance of the mandate on vacating the repeal of the CPP. On March 5, 2021, the D.C. Circuit issued the partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP did not take effect while the EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating units. On October 29, 2021, the U.S. Supreme Court granted petitions to review the decision by the D.C. Circuit to vacate the ACE Rule. On June 30, 2022, Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion. The opinion held that the “generation shifting” approach in the CPP exceeded the authority granted to EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 Supreme Court decision, on October 27, 2022, the D.C. Circuit recalled its March 5, 2021 partial mandate and issued a new partial mandate holding pending challenges to the ACE Rule in abeyance while EPA develops a replacement rule. The impact of the results of further proceedings and potential future greenhouse gas emissions regulations remains uncertain, but it could be material. The impact of the results of such litigation and potential future greenhouse gas emissions regulations remains uncertain, but it could be material.
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

72 | 2022 Annual Report

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

73 | 2022 Annual Report

Tax legislation initiatives or challenges to our tax positions could adversely affect us.
We operate in the U.S. and various non-U.S. jurisdictions and are subject to the tax laws and regulations of the U.S. federal, state and local governments and of many non-U.S. jurisdictions. From time to time, legislative measures may be enacted that could adversely impact our overall tax positions regarding income or other taxes, our effective tax rate or tax payments. For example, in the third quarter of 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. The IRA includes provisions that are expected to benefit the U.S. clean energy industry, including increases, extensions and/or new tax credits for onshore and offshore wind, solar, storage and hydrogen projects. We expect that the extension of the current solar investment tax credits ("ITCs"), as well as higher credits available for projects that satisfy wage and apprenticeship requirements, will increase demand for our renewables products. In the U.S., the IRA includes a 15% corporate alternative minimum tax based on adjusted financial statement income. We are currently evaluating the applicability and effect of the new law and additional guidance issued in the fourth quarter of 2022.

With respect to international tax reform, in the fourth quarter of 2022, the European Commission adopted an amended Directive on Pillar 2 establishing a global minimum tax at a 15% rate. The adoption requires EU Member States to transpose the Directive into their respective national laws by December 31, 2023, for the rules to come into effect as of January 1, 2024. We will continue to monitor issuance of draft legislation in Bulgaria and other relevant EU Member States. The Impact to the Company remains unknown but may be material.
Risks Related to our Indebtedness and Financial Condition
We have a significant amount of debt.
As of December 31, 2022, we had approximately $23 billion of outstanding indebtedness on a consolidated basis. All outstanding borrowings under The AES Corporation's revolving credit facility are unsecured. Most of the debt of The AES Corporation's subsidiaries, however, is secured by substantially all of the assets of those subsidiaries. A substantial portion of cash flow from operations must be used to make payments on our debt. Furthermore, since a significant percentage of our assets are used to secure this debt, this reduces the amount of collateral available for future secured debt or credit support and reduces our flexibility in operating these secured assets. This level of indebtedness and related security could have other consequences, including:
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

74 | 2022 Annual Report

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
We attempt to finance our domestic and foreign projects through non-recourse debt or "non-recourse financing" that requires the loans to be repaid solely from the project's revenues and provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts and cash flow of that project subsidiary or affiliate. As of December 31, 2022, we had approximately $23 billion of outstanding indebtedness on a consolidated basis, of which approximately $3.9 billion was recourse debt of the Parent Company and approximately $19.4 billion was non-recourse debt. In some non-recourse financings, the Parent Company has explicitly agreed, in the form of guarantees, indemnities, letters of credit, letter of credit reimbursement agreements and agreements to pay, to undertake certain limited obligations and contingent liabilities, most of which will only be effective or will be terminated upon the occurrence of future events.
Certain of our subsidiaries are in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in our Consolidated Balance Sheets related to such defaults was $177 million as of December 31, 2022. While the lenders under our non-recourse financings generally do not have direct recourse to the Parent Company, such defaults under non-recourse financings can:
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

75 | 2022 Annual Report

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
ITEM 3. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of December 31, 2022.
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

76 | 2022 Annual Report

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
In October 2015, AES Indiana received an NOV alleging violations of the Clean Air Act (“CAA”), the Indiana State Implementation Plan (“SIP”), and the Title V operating permit related to alleged particulate and opacity violations at Petersburg Station Unit 3. In addition, in February 2016, AES Indiana received an NOV from the EPA alleging violations of New Source Review and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Station. On August 31, 2020, AES Indiana reached a settlement with the EPA, the DOJ and the Indiana Department of Environmental Management (“IDEM”), resolving these purported violations of the CAA at Petersburg Station. The settlement agreement, in the form of a proposed judicial consent decree, was approved and entered by the U.S. District Court for the Southern District of Indiana on March 23, 2021, and includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than AES Indiana's current Title V air permit; payment of civil penalties totaling $1.5 million; a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.3 million on a state-only environmentally beneficial project to preserve

77 | 2022 Annual Report

local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If AES Indiana does not meet the retirement obligation, it must install a Selective Non-Catalytic Reduction System ("SNCR") on Unit 4.
In October 2017, the Maritime Prosecution Office from Valparaíso issued a ruling alleging responsibility by AES Andes for the presence of coal waste on Ventanas beach, and proposed a fine before the Maritime Governor, of approximately $395,000. AES Andes submitted its statement of defense, denying the allegations. In May 2021, AES Andes was notified of an amended Opinion of the Maritime Prosecution Office which extends the alleged liability to a third party and reduces the proposed fine to AES Andes to approximately $372,000. On August 18, the Maritime Governor issued a resolution affirming the proposed fine, and on September 8, AES Andes filed an administrative action with the Maritime Governor requesting reconsideration of the fine. On December 28, 2021 the resolution rejecting the reinstatement appeal was notified and on January 17, 2022 AES Andes filed an appeal against that ruling. In April 2022, Puerto Ventanas requested that the Maritime Authority join this proceeding with a parallel proceeding; however, the request was rejected. In May 2022, the General Director of the Maritime Territory and Merchant Marine of the Chilean Navy rejected AES Andes’ appeal and imposed a fine of $341,363. AES Andes will continue with administrative appeals. AES Andes believes that it has meritorious defenses to the allegations; however, there are no assurances it will be successful.
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
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually, nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court. Preliminary hearings have taken place and are ongoing. The relevant AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
In October 2019, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the environmental permit of the Ventanas Complex, initiating a sanctioning process through Exempt Resolution N° 1 / ROL D-129-2019. The alleged charges include exceeding generation limits, failing to reduce emissions during episodes of poor air quality, exceeding limits on discharges to the sea, and exceeding noise limits. AES Andes has submitted a proposed “Compliance Program” to the SMA for the Ventanas Complex. The latest version of this Compliance Program was submitted on May 26, 2021. On December 30, 2021, the Compliance Program was approved by the SMA. However an ex officio action was brought by the SMA due to alleged exceedances of generation limits, which would require the Company to reduce SO2, NOx and PM emissions in order to achieve the emissions offset established in the Compliance Program. On January 6, 2022, AES Andes filed a reposition with the SMA seeking modification of the means for compliance with the ex officio action. On January 17, 2023, the SMA approved street paving measures, or alternatively a program providing heaters for community members, as the means to satisfy the air emissions offsets in the approved Compliance Plan. Fines are possible if the SMA determines there is an unsatisfactory execution of the Compliance Program. The cost of proposed Compliance Program is approximately $10.8 million.
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE makes allegations that AES Mérida III is in breach of its obligations under a power and capacity purchase agreement (“Contract”) between the two parties, which allegations related to CFE’s own failure to provide fuel within the specifications of the Contract. CFE seeks to recover approximately $200 million in payments made to AES Mérida under the Contract as well as approximately $480 million in alleged damages for having to acquire

78 | 2022 Annual Report

power from alternative sources in the Yucatan Peninsula. AES Mérida has filed an answer denying liability to CFE and asserting a counterclaim for damages due to CFE’s breach of its obligations. The parties submitted their respective initial briefs and supporting evidence in December 2020. After additional briefing, the evidentiary hearing took place in November 2021. Closing arguments were heard in May 2022. In November 2022, the arbitration Tribunal issued its decision in the case, rejecting CFE’s claims for damages and granting AES Mérida a net amount of damages on AES Mérida’s counterclaims. It is unclear whether CFE will comply with the decision or will attempt to challenge it. AES Mérida believes that it has meritorious defenses and claims and will assert them vigorously in this dispute; however, there can be no assurances that it will be successful in its efforts.
On May 12, 2021, the Mexican Federal Attorney for Environmental Protection (the “Authority”) initiated an environmental audit at the Termoelectrica del Golfo (“TEG”) and Termoelectrica del Peñoles (“TEP”) thermal generating facilities. On July 15, 2022, TEG was notified of the resolution issued by the Authority, which alleges breaches of air emission regulations, including failure to submit reports. The resolution imposes a fine of $8,467,360 pesos (approximately USD $400,000). The facility filed a nullity judgment to challenge the resolution, and on September 8, 2022, a provisional injunction was granted by the Tribunal, subject to TEG’s presentation of a warranty, which could include a corporate guaranty or bail. The provisional injunction temporarily suspends the obligation to pay the fine while the Tribunal considers a definitive injunction, and potentially, a sentence dismissing the fine. On December 2, 2022, TEG presented a bail as guarantee for the injunction, which was rejected by the local tax authority. TEG challenged the tax authority's denial through an amparo claim on January 10, 2023. No resolution for TEP’s audit has been issued, and on September 9, 2022, TEP filed an amparo claim challenging the inaction of the Authority on the environmental audit. The amparo claim was admitted on October 17, 2022. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In April 2022, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the construction of the Mesamávida wind project, initiating a sanctioning process. The alleged charges include untimely implementation of road improvement measures and road use schedules and the failure to identify all noise receptors closest to the first construction phases of the project. On June 23, 2022, the SMA addressed the charges to Energía Eólica Mesamávida SpA. On June 28, 2022, Energía Eólica Mesamávida SpA submitted a proposed compliance program, with an estimated cost of $4.3 million, which was subsequently approved by the SMA. On November 9, 2022, opponents to the project submitted before the Third Environmental Court a judicial action challenging the approval of this compliance program. If the third-party appeal is successful or if the SMA determines there is an unsatisfactory execution of this compliance program, fines are possible. AES Andes believes that it has meritorious defenses to the third-party challenge and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In September 2022, the SMA initiated sanctioning proceedings against the Cochrane Power Station on four alleged charges, including one instance of noncompliance categorized as “serious” with the Environmental Qualification Resolution (RCA). The allegations included structural and monitoring deficiencies, as well as an unauthorized underwater outfall discharging from the facility. On December 12, 2022, AES Andes submitted a

79 | 2022 Annual Report

proposed compliance program to the SMA, with an estimated cost of approximately $340,000, which is currently under review. Fines are possible if the SMA does not approve the compliance program or if the SMA determines that the compliance program was not executed to its satisfaction.
On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged charges relating to the Alto Maipo facility, all which are categorized by the SMA as “serious.” The alleged charges include untimely completion of intake works and insufficient capture by the provisional works, irrigation water outlet and canal contemplated by an agreement with local communities; non-compliance with the details of the forest management plans and intervention in unauthorized areas; construction of a road in a restricted paleontological area; and unlawful moving of fauna. The Alto Maipo project intends to submit a compliance program for consideration by the SMA. The costs of any such compliance program are uncertain. If a compliance program is not agreed or executed to the satisfaction of the SMA , fines, revocation of the facility’s RCA environmental permit approved by the SMA, or closure are possible outcomes for such alleged serious violations under applicable regulations.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

80 | 2022 Annual Report

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock Repurchase Program — The Board authorization permits the Parent Company to repurchase stock through a variety of methods, including open market repurchases and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. The cumulative repurchases from the commencement of the Stock Repurchase Program in July 2010 through December 31, 2022 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of December 31, 2022, $264 million remained available for repurchase under the Stock Repurchase Program. No repurchases were made by The AES Corporation of its common stock in 2022, 2021, and 2020.
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol "AES."
Dividends
The Parent Company commenced a quarterly cash dividend in the fourth quarter of 2012. The Parent Company has increased this dividend annually and the quarterly per-share cash dividends for the last three years are displayed below.

Commencing the fourth quarter of	2022	2021	2020
Cash dividend	$0.1659	$0.1580	$0.1505
The fourth quarter 2022 cash dividend is to be paid in the first quarter of 2023. There can be no assurance the AES Board will declare a dividend in the future or, if declared, the amount of any dividend. Our ability to pay dividends will also depend on receipt of dividends from our various subsidiaries across our portfolio.
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
Holders
As of February 27, 2023, there were approximately 3,508 record holders of our common stock.

81 | 2022 Annual Report

Performance Graph
THE AES CORPORATION
PEER GROUP INDEX/STOCK PRICE PERFORMANCE

350
300
250
200
150
100
50
0
2017
2018
2019
2020
2021
2022
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
ITEM 6. SELECTED FINANCIAL DATA
The following table presents our selected financial data as of the dates and for the periods indicated. This data should be read together with Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K. The selected financial data for each of the years in the five year period ended December 31, 2022 have been derived from our audited Consolidated Financial Statements. Prior period amounts have been restated to reflect discontinued operations in all periods presented. Our historical results are not necessarily indicative of our future results.
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

82 | 2022 Annual Report

Selected Financial Data

	2022	2021	2020	2019	2018
Statement of Operations Data for the Years Ended December 31:	(in millions, except per share amounts)
Revenue	$12,617	$11,141	$9,660	$10,189	$10,736
Income (loss) from continuing operations (1)	(505)	(955)	149	477	1,349
Income (loss) from continuing operations attributable to The AES Corporation, net of tax	(546)	(413)	43	302	985
Income from discontinued operations attributable to The AES Corporation, net of tax (2)	—	4	3	1	218
Net income (loss) attributable to The AES Corporation	$(546)	$(409)	$46	$303	$1,203
Per Common Share Data
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.82)	$(0.62)	$0.06	$0.46	$1.49
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	0.01	—	0.33
Net income (loss) attributable to The AES Corporation common stockholders	$(0.82)	$(0.61)	$0.07	$0.46	$1.82
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.82)	$(0.62)	$0.06	$0.45	$1.48
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	0.01	—	0.33
Net income (loss) attributable to The AES Corporation common stockholders	$(0.82)	$(0.61)	$0.07	$0.45	$1.81
Dividends Declared Per Common Share	$0.64	$0.61	$0.58	$0.55	$0.53
Cash Flow Data for the Years Ended December 31:
Net cash provided by operating activities	$2,715	$1,902	$2,755	$2,466	$2,343
Net cash used in investing activities	(5,836)	(3,051)	(2,295)	(2,721)	(505)
Net cash provided by (used in) financing activities	3,758	797	(78)	(86)	(1,643)
Total increase (decrease) in cash, cash equivalents and restricted cash	603	(343)	255	(431)	215
Cash, cash equivalents and restricted cash, ending	2,087	1,484	1,827	1,572	2,003
Balance Sheet Data at December 31:
Total assets	$38,363	$32,963	$34,603	$33,648	$32,521
Non-recourse debt (noncurrent)	17,846	13,603	15,005	14,914	13,986
Recourse debt (noncurrent)	3,894	3,729	3,446	3,391	3,650
Redeemable stock of subsidiaries	1,321	1,257	872	888	879
Accumulated deficit	(1,635)	(1,089)	(680)	(692)	(1,005)
The AES Corporation stockholders' equity	2,437	2,798	2,634	2,996	3,208
_____________________________
(1)Includes pre-tax losses on sales of business interests of $9 million, $1.7 billion, and $95 million for the years ended December 31, 2022, 2021, and 2020, respectively, and pre-tax gains of $28 million and $984 million for the years ended December 31, 2019, and 2018, respectively; pre-tax impairment expense of $1.5 billion, $1.6 billion, $864 million, $185 million, and $208 million for the years ended December 31, 2022, 2021, 2020, 2019, and 2018, respectively; other-than-temporary impairment of equity method investments of $175 million, $202 million, $92 million, and $147 million for the years ended December 31, 2022, 2020, 2019, and 2018, respectively; income tax benefit of $176 million related to the reversal of uncertain tax positions effectively settled upon the closure of the Company's 2017 U.S. tax return exam for the year ended December 31, 2021 and income tax expense of $194 million related to the one-time transition tax on foreign earnings and income tax benefit of $77 million related to the remeasurement of deferred tax assets and liabilities to the lower corporate tax rate for the year ended December 31, 2018; and net equity in losses of affiliates, primarily at Guacolda, of $123 million, and $172 million, for the years ended December 31, 2020 and 2019, respectively. See Note 24—Held-for-Sale and Dispositions, Note 22—Asset Impairment Expense, Note 9 —Goodwill and Other Intangible Assets, Note 8—Investments in and Advances to Affiliates and Note 23—Income Taxes included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
(2)Includes gain on sale of $199 million related to Eletropaulo for the year ended December 31, 2018.

83 | 2022 Annual Report

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
In 2022, AES delivered on its strategic and financial objectives. We completed construction or the acquisition of 1.9 GW of renewables and energy storage, and signed long-term PPAs for an additional 5.2 GW of new renewable energy. See Overview of our Strategy included in Item 1.—Business of this Form 10-K for further information.
Compared with last year, diluted loss per share from continuing operations increased $0.20, from $0.62 to $0.82. This loss increase reflects the prior year gains on remeasurement of our interest in sPower's development platform and the Fluence capital raise, higher income tax expense, lower contributions from our US and Utilities SBU due to the recognition of previously deferred power purchase costs and impacts of outages, the prior year impact of realized gains on de-designated interest rate swaps at the Parent Company, higher interest expense, and lower capitalized interest at construction projects in Chile; partially offset by the prior year loss on deconsolidation of Alto Maipo, and higher margins from our MCAC SBU due to favorable LNG transactions.
Adjusted EPS, a non-GAAP measure, increased $0.15, from $1.52 to $1.67, mainly driven by higher contributions from our MCAC SBU due to favorable LNG transactions and from our South America SBU due to higher margins and increased ownership in AES Andes, partially offset by lower contributions from our US and Utilities SBU due to the recognition of previously deferred power purchase costs and impacts of outages, the prior year impact of realized gains on de-designated interest rate swaps at the Parent Company, and higher interest expense.

84 | 2022 Annual Report

Review of Consolidated Results of Operations

Years Ended December 31,	2022	2021	2020	% Change 2022 vs. 2021	% Change 2021 vs. 2020
(in millions, except per share amounts)
Revenue:
US and Utilities SBU	$5,013	$4,335	$3,918	16%	11%
South America SBU	3,539	3,541	3,159	—%	12%
MCAC SBU	2,868	2,157	1,766	33%	22%
Eurasia SBU	1,217	1,123	828	8%	36%
Corporate and Other	119	116	231	3%	-50%
Eliminations	(139)	(131)	(242)	6%	-46%
Total Revenue	12,617	11,141	9,660	13%	15%
Operating Margin:
US and Utilities SBU	564	792	638	-29%	24%
South America SBU	823	1,069	1,243	-23%	-14%
MCAC SBU	820	521	559	57%	-7%
Eurasia SBU	236	216	186	9%	16%
Corporate and Other	175	158	120	11%	32%
Eliminations	(70)	(45)	(53)	56%	-15%
Total Operating Margin	2,548	2,711	2,693	-6%	1%
General and administrative expenses	(207)	(166)	(165)	25%	1%
Interest expense	(1,117)	(911)	(1,038)	23%	-12%
Interest income	389	298	268	31%	11%
Loss on extinguishment of debt	(15)	(78)	(186)	-81%	-58%
Other expense	(68)	(60)	(53)	13%	13%
Other income	102	410	75	-75%	NM
Loss on disposal and sale of business interests	(9)	(1,683)	(95)	-99%	NM
Goodwill impairment expense	(777)	—	—	NM	—%
Asset impairment expense	(763)	(1,575)	(864)	-52%	82%
Foreign currency transaction gains (losses)	(77)	(10)	55	NM	NM
Other non-operating expense	(175)	—	(202)	NM	-100%
Income tax benefit (expense)	(265)	133	(216)	NM	NM
Net equity in losses of affiliates	(71)	(24)	(123)	NM	-80%
INCOME (LOSS) FROM CONTINUING OPERATIONS	(505)	(955)	149	-47%	NM
Gain from disposal of discontinued businesses, net of income tax expense of $0, $1, and $0, respectively	—	4	3	-100%	33%
NET INCOME (LOSS)	(505)	(951)	152	-47%	NM
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	(41)	542	(106)	NM	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(546)	$(409)	$46	33%	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(546)	$(413)	$43	32%	NM
Income from discontinued operations, net of tax	—	4	3	-100%	33%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(546)	$(409)	$46	33%	NM
Net cash provided by operating activities	$2,715	$1,902	$2,755	43%	-31%
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

85 | 2022 Annual Report

Consolidated Revenue and Operating Margin
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenue
(in millions)

Consolidated Revenue — Revenue increased $1.5 billion, or 13%, in 2022 compared to 2021, driven by:
•$711 million at MCAC driven by favorable LNG transactions in Panama and the Dominican Republic; higher contract sales due to increased demand and higher prices in the Dominican Republic; higher spot sales due to better hydrology in Panama; and higher pass-through fuel costs in Mexico; partially offset by the impact from the sale of Itabo in April 2021;
•$678 million at US and Utilities driven by higher prices at AES Indiana and AES Ohio due to increases in riders to collect fuel and purchased power costs from customers, as well as increased demand and favorable weather; higher sales at AES Clean Energy due to the supply agreement with Google, the prior year acquisition of New York Wind and the commencement of renewable projects; higher spot sales at Southland; and higher pass-through energy prices in El Salvador; partially offset by an increase in unrealized derivative losses at Southland and Southland Energy and a decrease at AES Hawaii due to closure of the plant in August 2022; and
•$94 million at Eurasia mainly driven by higher energy prices and generation in Bulgaria, higher electricity prices at St. Nikola, and recognition of construction revenue at Mong Duong due to a reduction in expected completion costs for ash pond 2; partially offset by unfavorable FX impact.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $163 million, or 6%, in 2022 compared to 2021, driven by:

86 | 2022 Annual Report

•$246 million at South America primarily driven by revenue recognized at Angamos in the prior year for the early termination of contracts with Minera Escondida and Minera Spence; an increase in regulatory receivable credit loss allowances in Argentina; higher energy purchases and higher fixed costs at AES Brasil; and unfavorable FX impact; partially offset by higher generation, lower depreciation of coal assets, and lower spot purchases in Chile; higher contract sales at AES Brasil due to better hydrology; higher energy prices in Colombia; and higher availability at TermoAndes; and
•$228 million at US and Utilities mainly driven by an increase in unrealized derivative losses at Southland Energy; recognition of previously deferred purchased power costs at AES Ohio and a charge resulting from a regulatory settlement at AES Indiana; the impact from outages and closure of the plant at AES Hawaii; lower availability and higher maintenance costs at AES Puerto Rico due to forced outages and a higher heat rate; and an increase in costs associated with growing the business at AES Clean Energy; partially offset by higher retail margin at AES Indiana due to higher volumes from favorable weather; and higher sales at AES Clean Energy due to the supply agreement with Google, the prior year acquisition of New York Wind, and the commencement of renewables projects.
These unfavorable impacts were partially offset by increases of:
•$299 million at MCAC primarily driven by an increase in Panama and the Dominican Republic due to favorable LNG transactions; higher contract sales due to higher prices and favorable hydrology in Panama and increased demand and higher prices in the Dominican Republic; partially offset by the impact from the sale of Itabo in April 2021; and
•$20 million at Eurasia mainly driven by recognition of construction revenue at Mong Duong due to a reduction in expected completion costs for ash pond 2; and by higher electricity prices at St. Nikola in Bulgaria; partially offset by unfavorable FX impact and higher maintenance costs.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue
(in millions)

Consolidated Revenue — Revenue increased $1.5 billion, or 15%, in 2021 compared to 2020, driven by:
•$417 million at US and Utilities driven by higher sales at Southland Energy primarily due to the CCGT units operating under active PPAs during the full 2021 period; higher demand in El Salvador due to the economic recovery from the COVID-19 impact; higher fuel revenues and higher demand from favorable weather at AES Indiana; increases in capacity sales and in realized gains resulting from the commercial hedging strategy at Southland; and higher sales at AES Clean Energy due to the supply agreement with Google; partially offset by decreased capacity at DPL due to its exit from the generation business;
•$391 million at MCAC driven by higher contract sales, fuel prices, and LNG sales, driven by the Eastern Pipeline COD in 2020, in the Dominican Republic; higher pass-through fuel prices in Mexico; and higher energy prices and contract sales due to increased demand in Panama; partially offset by the impact from the sale of Itabo in April 2021;
•$382 million at South America primarily driven by the revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence; higher generation and prices (Resolution 440/2021) in Argentina; higher availability, from higher reservoir levels, in Colombia; and higher

87 | 2022 Annual Report

volume and generation at AES Brasil, partially due to the acquisition of Ventus and Cubico I; partially offset by unfavorable FX impact and by the prior period recovery of previously expensed payments from customers in Chile; and
•$295 million at Eurasia mainly driven by higher energy prices and generation in Bulgaria and higher generation in Vietnam.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $18 million, or 1%, in 2021 compared to 2020, driven by:
•$154 million at US and Utilities primarily from higher sales at Southland Energy due to the CCGT units operating under active PPAs during the full 2021 period; increases in capacity sales and in realized gains resulting from the commercial hedging strategy at Southland; and higher demand in El Salvador due to the economic recovery from the COVID-19 impact; partially offset by increased costs associated with growing and accelerating the development pipeline at AES Clean Energy and by higher maintenance expenses at AES Indiana;
•$46 million at Corporate and Other, mainly eliminated at the consolidated level, driven by increases in IT costs reallocated to the operating segments and premiums earned by the AES self-insurance company; and
•$30 million at Eurasia mainly driven by higher energy prices and generation in Bulgaria and improved operational performance in Vietnam.
These favorable impacts were partially offset by decreases of:
•$174 million at South America primarily due to unfavorable FX impact; higher energy purchases due to drier hydrology and a prior period GSF settlement at Tietê; and higher spot prices on energy prices and prior period recovery of previously expensed payments from customers in Chile; partially offset by revenue recognized at Angamos for the early termination of contracts with Minera Escondida and Minera Spence; higher generation and prices (Resolution 440/2021) in Argentina; lower fixed costs in Chile; and higher availability from higher reservoir levels in Colombia; and
•$38 million at MCAC mainly driven by the impact from the sale of Itabo in April 2021; decreased capacity and higher fixed costs in the Dominican Republic; decreased availability and higher fixed costs in Mexico; and higher fuel costs, drier hydrology, and the disconnection of the Estrella del Mar I power barge in the prior year in Panama; partially offset by higher LNG sales in the Dominican Republic driven by the Eastern Pipeline COD in 2020 and higher demand and positive impact from new renewables businesses in Panama.
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

88 | 2022 Annual Report

General and administrative expenses increased $41 million, or 25%, to $207 million in 2022 compared to $166 million in 2021, primarily due to increased business development activity and people costs.
General and administrative expenses increased $1 million, or 1%, to $166 million in 2021 compared to $165 million in 2020, with no material drivers.
Interest expense
Interest expense increased $206 million, or 23%, to $1.1 billion in 2022, compared to $911 million in 2021, primarily due to the prior year impact of realized gains on de-designated interest rate swaps, lower capitalized interest at construction projects in Chile, and increased borrowings in South America and at the Parent Company.
Interest expense decreased $127 million, or 12%, to $911 million in 2021, compared to $1 billion in 2020, primarily due to realized gains on de-designated interest rate swaps, lower interest rates related to refinancing at the Parent Company, and lower monetary correction due to the GSF settlement in March 2021.
Interest income
Interest income increased $91 million, or 31%, to $389 million in 2022, compared to $298 million in 2021 primarily due to an increase in short-term investments at AES Brasil and Argentina, higher CAMMESA interest rates on receivables in Argentina, and increase in sales-type lease receivables at the Alamitos Energy Center.
Interest income increased $30 million, or 11%, to $298 million in 2021, compared to $268 million in 2020 primarily due to the arbitration proceeding in Chile, the commencement of a sales-type lease at the Alamitos Energy Center in January 2021, and higher CAMMESA interest rates on receivables in Argentina, partially offset by a lower loan receivable balance in Vietnam.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $63 million, or 81%, to $15 million in 2022, compared to $78 million in 2021. This decrease was primarily due to the prior year losses of $27 million due to the prepayment at AES Brasil, at AES Argentina and AES Andes of $17 million and $14 million, respectively, due to repayments, and a refinancing resulting in a $14 million loss at Andres, partially offset in 2022 by a refinancing resulting in a loss of $12 million at AES Renewable Holdings.
Loss on extinguishment of debt decreased $108 million, or 58% to $78 million in 2021, compared to $186 million in 2020. This decrease was primarily due to losses in 2020 of $145 million and $34 million at the Parent Company and DPL, respectively, resulting from the redemption of senior notes and a $16 million loss resulting from the Panama refinancing. These decreases were partially offset in 2021 by the losses mentioned above.
See Note 11—Debt included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Other income
Other income decreased $308 million to $102 million in 2022, compared to $410 million in 2021 primarily due to the prior year gain on remeasurement of our equity interest in the sPower development platform to its acquisition-date fair value, recognized as part of the merger to form AES Clean Energy Development, prior year legal arbitration at Alto Maipo, and the prior year gain on remeasurement of contingent consideration at AES Clean Energy; partially offset by the current year gain on remeasurement of our existing investment in 5B, which is accounted for using the measurement alternative, and insurance proceeds primarily associated with property damage at TermoAndes.
Other income increased $335 million to $410 million in 2021, compared to $75 million in 2020 primarily due to the 2021 gain on remeasurement of our equity interest in the sPower development platform to its acquisition-date fair value, recognized as part of the merger to form AES Clean Energy Development, legal arbitration at Alto Maipo, and the gain on remeasurement of contingent consideration of the Great Cove Solar acquisition at AES Clean Energy, partially offset by the 2020 gain on sale of Redondo Beach land at Southland.
Other expense
Other expense increased $8 million, or 13%, to $68 million in 2022, compared to $60 million in 2021, primarily due to current year costs related to the disposition of AES Gilbert, including the recognition of an allowance on the sales-type lease receivable; partially offset by lower losses recognized at commencement of sales-type leases due to the prior year loss at AES Renewable Holdings.

89 | 2022 Annual Report

Other expense increased $7 million, or 13% to $60 million in 2021, compared to $53 million in 2020 primarily due to the 2021 loss recognized at commencement of a sales-type lease at AES Renewable Holdings and an increase in loss on sale and disposal of assets, partially offset by lower losses on sales of Stabilization Fund receivables in Chile and compliance with an arbitration decision in 2020.
See Note 21—Other Income and Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Loss on disposal and sale of business interests
Loss on disposal and sale of business interests decreased $1.7 billion to $9 million in 2022, compared to $1.7 billion in 2021, primarily due to the prior year $2.1 billion loss on the deconsolidation of Alto Maipo, partially offset by the issuance of new shares by Fluence, our equity method investment, to new investors, which AES accounted for as a gain on the partial disposition of its investment in Fluence in 2021.
Loss on disposal and sale of business interests increased $1.6 billion to $1.7 billion in 2021, compared to $95 million in 2020, primarily due to the changes at Alto Maipo and Fluence referenced in the paragraph above.
See Note 24—Held-for-Sale and Dispositions and Note 8—Investments in and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Goodwill impairment expense
Goodwill impairment expense was $777 million in 2022, due to a $644 million impairment at AES Andes and a $133 million impairment at AES El Salvador. This was due to the Company seeing increases in inputs utilized to derive the discount rate applied in our goodwill impairment analysis, such as higher interest rates and country risk premiums in certain markets. These changes to the inputs of our discount rate have negatively impacted our annual goodwill impairment test as of October 1, 2022. There was no goodwill impairment expense in 2021 or 2020.
See Note 9—Goodwill and Other Intangible Assets included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Asset impairment expense
Asset impairment expense decreased $812 million to $763 million in 2022, compared to $1.6 billion in 2021. This decrease was primarily due to 2021 impairments at AES Andes totaling $804 million associated with a commitment to accelerate the retirement of the Ventanas 3 & 4 and Angamos coal-fired plants, a $475 million impairment at Puerto Rico associated with the economic costs and reputational risks of disposal of coal combustion residuals off island, impairments at the Buffalo Gap wind generation facilities totaling $193 million due to an expired PPA and volatile spot prices in the ERCOT market, and a $67 million impairment at the Mountain View I & II facilities related to a repowering project that will result in decommissioning the majority of the existing wind turbines in advance of their depreciable lives. This was partially offset by the $468 million impairment of Maritza's coal-fired plant due to Bulgaria's commitment to cease electricity generation using coal as a fuel source beyond 2038, the $193 million impairment at TEG TEP in Mexico, and a $76 million impairment of Amman East and IPP4 in Jordan.
Asset impairment expense increased $711 million to $1.6 billion in 2021, compared to $864 million in 2020. This increase was primarily due to 2021 impairments at AES Andes totaling $804 million, a $475 million impairment at Puerto Rico, impairments at the Buffalo Gap wind generation facilities totaling $193 million, and a $67 million impairment at the Mountain View I & II wind facilities. This was partially offset by the $564 million and $213 million impairments related to the Angamos and Ventanas 1 & 2 coal-fired plants in Chile and the $38 million impairment of the generation facility in Hawaii during 2020.
See Note 22—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.

90 | 2022 Annual Report

Foreign currency transaction gains (losses)
Foreign currency transaction gains (losses) in millions were as follows:

Years Ended December 31,	2022	2021	2020
Argentina (1)	$(88)	$(21)	$29
Chile	13	20	(5)
Corporate	—	(11)	21
Dominican Republic	—	(1)	9
Other	(2)	3	1
Total (2)	$(77)	$(10)	$55
_____________________________
(1)    Includes peso-denominated energy receivable indexed to the USD through the FONINVEMEM agreement which is considered a foreign currency derivative. See Note 7—Financing Receivables included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
(2)    Includes losses of $20 million and gains of $12 million and $57 million on foreign currency derivative contracts for the years ended December 31, 2022, 2021, and 2020, respectively.
The Company recognized net foreign currency transaction losses of $77 million in 2022, primarily driven by the depreciation of the Argentine peso, partially offset by realized foreign currency derivative gains in South America due to the depreciating Colombian peso.
The Company recognized net foreign currency transaction losses of $10 million in 2021, primarily driven by the depreciation of the Argentine peso, unrealized losses on foreign currency derivatives related to government receivables in Argentina, and unrealized losses at the Parent Company resulting from the depreciation of intercompany receivables denominated in Euro, partially offset by unrealized derivative gains on foreign currency derivatives due to the depreciating Colombian peso.
The Company recognized net foreign currency transaction gains of $55 million in 2020, primarily driven by realized and unrealized gains on foreign currency derivatives related to government receivables in Argentina and unrealized gains at the Parent Company resulting from the appreciation of intercompany receivables denominated in Euro.
Other non-operating expense
Other non-operating expense was $175 million in 2022 due to the other-than-temporary impairment of the sPower equity method investment. The impairment analysis was triggered by the signing of a purchase and sale agreement which, at the time, implied an expected loss upon sale of the Company's indirect interest in a portfolio of sPower's operating assets ("OpCo B"). The transaction closed on February 28, 2023. sPower primarily holds operating assets where the tax credits associated with underlying projects have already been allocated to tax equity partners. The application of HLBV accounting increases the carrying value of these investments, as earnings are initially disproportionately allocated to the sponsor entity. Since sPower does not have any ongoing development or other value creation activities following the transfer of these activities to AES Clean Energy Development, the impairment adjusts the carrying value to the fair market value of the operating assets. See Note 25—Acquisitions included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information regarding the formation of AES Clean Energy Development.
There was no other non-operating expense in 2021.
Other non-operating expense was $202 million in 2020 due to the other-than-temporary impairment of the OPGC equity method investment. In December 2019, an other-than-temporary impairment was recorded for OPGC primarily due to the estimated market value of the Company's investment and other negative developments impacting future expected cash flows at the investee. In March 2020, the Company recognized an additional $43 million other-than-temporary impairment due to the economic slowdown. In June 2020, the Company agreed to sell its entire stake in the OPGC investment, resulting in an other-than-temporary impairment of $158 million.
See Note 8—Investments In and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Income tax benefit (expense)
Income tax expense was $265 million in 2022, compared to income tax benefit of $133 million in 2021. The Company's effective tax rates were (157)% and 13% for the years ended December 31, 2022 and 2021, respectively.

91 | 2022 Annual Report

The 2022 effective tax rate was impacted by the current year nondeductible goodwill impairments at AES Andes and AES El Salvador, as well as the current year asset impairment of the Maritza coal-fired plant. These impacts were partially offset by favorable LNG transactions at certain MCAC businesses and inflationary and foreign currency impacts at certain Argentine businesses recognized in 2022. The 2021 effective tax rate was impacted by the deconsolidation of Alto Maipo and the asset impairment at Puerto Rico. These impacts were partially offset by the income tax benefit related to effective settlement resulting from the exam closure of the Company’s U.S. 2017 tax return. Additionally offsetting the 2021 impacts was the benefit associated with the release of valuation allowance due to a change in expected realizability of net operating loss carryforwards at one of our Brazilian subsidiaries. See Note 9—Goodwill and Other Intangible Assets included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for details of the goodwill impairments. See Note 22—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for details of the asset impairments. See Note 24—Held-for-Sale and Dispositions included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for details of the deconsolidation of Alto Maipo.
Income tax benefit was $133 million in 2021, compared to income tax expense of $216 million in 2020. The Company's effective tax rates were 13% and 44% for the years ended December 31, 2021, and 2020, respectively.
The net decrease in the effective tax rate was primarily due to the 2021 impacts of the drivers cited above. Further, the 2020 effective tax rate was impacted by the other-than-temporary impairment of the OPGC equity method investment and the loss on sale of the Company’s entire interest in AES Uruguaiana, partially offset by the recognition of a federal ITC for the Na Pua Makani wind facility in Hawaii. See Note 24—Held-for-Sale and Dispositions included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for details of the sale of the Company's entire interest of AES Uruguaiana.
Our effective tax rate reflects the tax effect of significant operations outside the U.S., which are generally taxed at rates different than the U.S. statutory rate. Foreign earnings may be taxed at rates higher than the U.S. corporate rate of 21% and are also subject to current U.S. taxation under the GILTI rule. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate. The Company also benefits from reduced tax rates in certain countries as a result of satisfying specific commitments regarding employment and capital investment. See Note 23—Income Taxes included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional information regarding these reduced rates.
Net equity in losses of affiliates
Net equity in losses of affiliates increased $47 million to $71 million in 2022, compared to $24 million in 2021. This was primarily driven by lower earnings of $31 million from sPower, mainly due to lower earnings from renewable projects that came online and higher losses on extinguishment of debt, partially offset by lower impairment expense; and by an increase in losses of $22 million from Fluence mainly due to an increase in costs, including share-based compensation, associated with the growing business.
Net equity in losses of affiliates decreased $99 million, or 80%, to $24 million in 2021, compared to $123 million in 2020. This was primarily driven by earnings from sPower in 2021 of $79 million, compared to losses in 2020, driven by renewable projects that came online and impairments of certain development projects in 2020, and $81 million of losses from AES Andes in 2020 mainly due to a long-lived asset impairment and the suspension of equity method accounting at Guacolda. This decrease in losses was partially offset by higher losses of $45 million from Fluence due to shipping issues, cost overruns and delays at projects under construction, and an increase in costs associated with the growing business, as well as higher losses of $10 million from Uplight due to higher costs associated with the growing business.
See Note 8—Investments In and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.

92 | 2022 Annual Report

Net income (loss) attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries increased $583 million to $41 million in 2022, compared to a loss of $542 million in 2021. This increase was primarily due to:
•Prior year loss on deconsolidation of Alto Maipo due to loss of control after Chapter 11 filing;
•Prior year asset impairments at Buffalo Gap; and
•Lower allocation of losses to tax equity partners at AES Renewable Holdings.
These increases were partially offset by:
•Higher allocation of losses to tax equity partners and increased costs associated with growing the business at AES Clean Energy Development;
•Lower earnings from AES Andes due to increased AES ownership from 67% to 99% in the first quarter of 2022;
•Prior year deferred tax benefits recorded at AES Brasil; and
•Asset impairments at Amman East and IPP4 in Jordan.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $648 million to a loss of $542 million in 2021, compared to income of $106 million in 2020. This decrease was primarily due to:
•Loss on deconsolidation of Alto Maipo due to loss of control after Chapter 11 filing;
•Asset impairments at Buffalo Gap;
•Increased costs associated with growing the business at AES Clean Energy Development;
•Lower earnings in Brazil due to the 2020 favorable revision of the GSF liability; and
•Lower earnings in the Dominican Republic due to the sale of Itabo in the second quarter of 2021.
These decreases were partially offset by:
•Allocation of earnings at Southland Energy to noncontrolling interests;
•Higher earnings in Panama primarily due to the 2020 asset impairment and loss on extinguishment of debt; and
•Higher earnings in Colombia due to the life extension project at the Chivor hydroelectric plant completed in 2020 and better hydrology.
Net income (loss) attributable to The AES Corporation
Net loss attributable to The AES Corporation increased $137 million, or 33%, to $546 million in 2022, compared to $409 million in 2021. This increase was primarily due to:
•Higher goodwill impairments in the current year;
•Prior year gain due to the initial public offering of Fluence;
•Higher income tax expense;
•Prior year gain on remeasurement of our equity interest in the sPower development platform to acquisition date fair value;
•Higher Parent interest expense due to prior year realized gains on de-designated interest rate swaps, higher interest rates, and higher outstanding debt;
•Lower margins at our US and Utilities SBU due to the recognition of previously deferred power purchase costs, impacts of outages, and unrealized derivative losses;
•Lower capitalized interest at construction projects in Chile; and
•Other-than-temporary impairment of sPower.

93 | 2022 Annual Report

These increases were partially offset by:
•Prior year loss on deconsolidation of Alto Maipo due to loss of control after Chapter 11 filing;
•Lower long-lived asset impairments in the current year; and
•Higher margins at our MCAC SBU due to favorable LNG transactions.
Net income attributable to The AES Corporation decreased $455 million to a loss of $409 million in 2021, compared to income of $46 million in 2020. This decrease was primarily due to:
•Loss on deconsolidation of Alto Maipo due to loss of control after Chapter 11 filing;
•Higher asset impairments in 2021; and
•Lower margins at our South America SBU primarily due to the 2020 revision of the GSF liability at Brazil.
These decreases were partially offset by:
•Gain due to the initial public offering of Fluence;
•Gain on remeasurement of our equity interest in the sPower development platform to acquisition-date fair value;
•Other-than-temporary impairment of OPGC in 2020;
•Lower Parent interest expense due to realized gains on de-designated interest rate swaps and lower interest rates;
•Losses on extinguishment of debt at the Parent Company and DPL in 2020;
•Higher margins at our US and Utilities SBU primarily due to favorable price variances under the commercial hedging strategy at Southland and at Southland Energy mainly due to the CCGT units operating under active PPAs during the full 2021 period; and
•Lower income tax expense.
SBU Performance Analysis
Segments
We are organized into four market-oriented SBUs: US and Utilities (United States, Puerto Rico, and El Salvador); South America (Chile, Colombia, Argentina, and Brazil); MCAC (Mexico, Central America, and the Caribbean); and Eurasia (Europe and Asia).
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC, and Adjusted EPS are non-GAAP supplemental measures that are used by management and external users of our Consolidated Financial Statements such as investors, industry analysts, and lenders.
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
Effective January 1, 2021, the Company changed the definitions of Adjusted Operating Margin, Adjusted PTC, and Adjusted EPS to remove the adjustment for costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation. As this adjustment was specific to the major restructuring program announced by the Company in 2018, we believe removing this adjustment from our non-GAAP definitions provides simplification and clarity for our investors. There were no such costs in 2020, 2021 or 2022.
For the year ended December 31, 2020, the Company changed the definitions of Adjusted Operating Margin, Adjusted PTC, and Adjusted EPS to exclude net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence which occurred in 2020, and also impacted 2021. We believe the inclusion of the effects of this non-recurring transaction would result

94 | 2022 Annual Report

in a lack of comparability in our results of operations and would distort the metrics that our investors use to measure us.
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

Reconciliation of Adjusted Operating Margin (in millions)	Years Ended December 31,
	2022	2021	2020
Operating Margin	$2,548	$2,711	$2,693
Noncontrolling interests adjustment (1)	(473)	(722)	(831)
Unrealized derivative losses (gains)	75	(28)	24
Disposition/acquisition losses	3	11	24
Net gains from early contract terminations at Angamos	—	(251)	(182)
Total Adjusted Operating Margin	$2,153	$1,721	$1,728
_____________________________
(1)The allocation of HLBV earnings to noncontrolling interests is not adjusted out of Adjusted Operating Margin.

95 | 2022 Annual Report

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

Reconciliation of Adjusted PTC (in millions)	Years Ended December 31,
	2022	2021	2020
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$(546)	$(413)	$43
Income tax expense (benefit) attributable to The AES Corporation	210	(31)	130
Pre-tax contribution	(336)	(444)	173
Unrealized derivative and equity securities losses (gains)	128	(1)	3
Unrealized foreign currency losses (gains)	42	14	(10)
Disposition/acquisition losses	40	861	112
Impairment losses	1,658	1,153	928
Loss on extinguishment of debt	35	91	223
Net gains from early contract terminations at Angamos	—	(256)	(182)
Total Adjusted PTC	$1,567	$1,418	$1,247

96 | 2022 Annual Report

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
The Company reported a loss from continuing operations of $0.82 and $0.62 for the years ended December 31, 2022 and 2021, respectively. For purposes of measuring diluted loss per share under GAAP, common stock equivalents were excluded from weighted average shares as their inclusion would be anti-dilutive. However, for purposes of computing Adjusted EPS, the Company has included the impact of dilutive common stock equivalents. The table below reconciles the weighted average shares used in GAAP diluted loss per share to the weighted average shares used in calculating the non-GAAP measure of Adjusted EPS.

97 | 2022 Annual Report

Reconciliation of Denominator Used for Adjusted EPS	Year Ended December 31, 2022			Year Ended December 31, 2021
(in millions, except per share data)	Loss	Shares	$ per Share	Loss	Shares	$ per Share
GAAP DILUTED LOSS PER SHARE
Loss from continuing operations attributable to The AES Corporation common stockholders	$(546)	668	$(0.82)	$(413)	666	$(0.62)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	1	—
Restricted stock units	—	2	—	—	3	—
Equity units	—	40	0.05	2	33	0.03
NON-GAAP DILUTED LOSS PER SHARE	$(546)	711	$(0.77)	$(411)	703	$(0.59)

Reconciliation of Adjusted EPS	Years Ended December 31,
	2022		2021		2020
Diluted earnings (loss) per share from continuing operations	$(0.77)		$(0.59)		$0.06
Unrealized derivative and equity securities losses	0.18	(1)	—		0.01
Unrealized foreign currency losses (gains)	0.07	(2)	0.02		(0.01)
Disposition/acquisition losses	0.06	(3)	1.22	(4)	0.17	(5)
Impairment losses	2.33	(6)	1.65	(7)	1.39	(8)
Loss on extinguishment of debt	0.05	(9)	0.13	(10)	0.33	(11)
Net gains from early contract terminations at Angamos	—		(0.37)	(12)	(0.27)	(12)
U.S. Tax Law Reform Impact	—		(0.25)	(13)	0.02	(14)
Less: Net income tax benefit	(0.25)	(15)	(0.29)	(16)	(0.26)	(17)
Adjusted EPS	$1.67		$1.52		$1.44
_____________________________
(1)Amount primarily relates to unrealized losses on power swaps at Southland Energy of $109 million, or $0.15 per share.
(2)Amount primarily relates to unrealized foreign currency losses in Argentina of $39 million, or $0.05 per share, mainly associated with the devaluation of long-term receivables denominated in Argentine pesos.
(3)Amount primarily relates to costs on disposition of AES Gilbert, including the recognition of an allowance on the sales-type lease receivable, of $13 million, or $0.02 per share, and a day-one loss recognized at commencement of a sales-type lease at AES Waikoloa Solar of $5 million, or $0.01 per share.
(4)Amount primarily relates to loss on deconsolidation of Alto Maipo of $1.5 billion, or $2.09 per share, loss on Uplight transaction with shareholders of $25 million, or $0.04 per share, and a day-one loss recognized at commencement of a sales-type lease at AES Renewable Holdings of $13 million, or $0.02 per share, partially offset by gain on initial public offering of Fluence of $325 million, or $0.46 per share, gain on remeasurement of our equity interest in sPower to acquisition-date fair value of $249 million, or $0.35 per share, gain on Fluence issuance of shares of $60 million, or $0.09 per share, and gain on sale of Guacolda of $22 million, or $0.03 per share.
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
(6)Amount primarily relates to goodwill impairments at AES Andes of $644 million, or $0.91 per share, and at AES El Salvador of $133 million, or $0.19 per share, other-than-temporary impairment at sPower of $175 million, or $0.25, as well as long-lived asset impairments at Maritza of $468 million, or $0.66 per share, at TEG TEP of $191 million, or $0.27 per share, and in Jordan of $28 million, or $0.04 per share.
(7)Amount primarily relates to asset impairments at AES Andes of $540 million, or $0.77 per share, at Puerto Rico of $475 million, or $0.68 per share, at Mountain View of $67 million, or $0.10 per share, at our sPower equity affiliate, impacting equity earnings by $24 million, or $0.03 per share, at Buffalo Gap of $22 million, or $0.03 per share, at AES Clean Energy of $14 million, or $0.02 per share, and at Laurel Mountain of $7 million, or $0.01 per share.
(8)Amount primarily relates to asset impairments at AES Andes of $527 million, or $0.79 per share, other-than-temporary impairment of OPGC of $201 million, or $0.30 per share, impairments at our Guacolda and sPower equity affiliates, impacting equity earnings by $85 million, or $0.13 per share, and $57 million, or $0.09 per share, respectively; impairment at AES Hawaii of $38 million, or $0.06 per share, and impairment at Panama of $15 million, or $0.02 per share.
(9)Amount primarily relates to losses on early retirement of debt due to refinancing at AES Renewable Holdings of $12 million, or $0.02 per share, at AES Clean Energy of $5 million, or $0.01 per share, at Mong Duong of $4 million, or $0.01 per share, and at TEG TEP of $4 million, or $0.01 per share.
(10)Amount primarily relates to losses on early retirement of debt at AES Brasil of $27 million, or $0.04 per share, at Argentina of $17 million, or $0.02 per share, at AES Andes of $15 million, or $0.02 per share, and at Andres and Los Mina of $15 million, or $0.02 per share.
(11)Amount primarily relates to losses on early retirement of debt at the Parent Company of $146 million, or $0.22 per share, DPL of $32 million, or $0.05 per share, Angamos of $17 million, or $0.02 per share, and Panama of $11 million, or $0.02 per share.
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
(15)Amount primarily relates to the income tax benefits associated with the impairment at Maritza of $48 million, or $0.07 per share, the income tax benefits associated with the other-than-temporary impairment at sPower of $39 million, or $0.06 per share, the income tax benefits associated with the impairment at TEG TEP of $34 million, or $0.05, and the income tax benefits associated with the unrealized losses on power swaps at Southland Energy of $24 million, or $0.03 per share.
(16)Amount primarily relates to income tax benefits associated with the loss on deconsolidation of Alto Maipo of $209 million, or $0.30 per share, income tax benefits associated with the impairments at AES Andes of $146 million, or $0.21 per share, at Puerto Rico of $20 million, or $0.03 per share, and at Mountain View of $15 million, or $0.02 per share, partially offset by income tax expense associated with the gain on initial public offering of Fluence of $73 million, or $0.10 per share, income tax expense related to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $69 million, or $0.10 per share, and income tax expense associated with the gain on remeasurement of our equity interest in sPower of $55 million, or $0.08 per share.
(17)Amount primarily relates to income tax benefits associated with the impairments at AES Andes and Guacolda of $164 million, or $0.25 per share, and income tax benefits associated with losses on early retirement of debt at the Parent Company of $31 million, or $0.05 per share; partially offset by income tax expense related to net gains at Angamos associated with the early contract terminations with Minera Escondida and Minera Spence of $49 million, or $0.07 per share.

98 | 2022 Annual Report

US and Utilities SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2022	2021	2020	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Operating Margin	$564	$792	$638	$(228)	-29%	$154	24%
Adjusted Operating Margin (1)	523	617	577	(94)	-15%	40	7%
Adjusted PTC (1)	570	660	505	(90)	-14%	155	31%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Fiscal year 2022 versus 2021
Operating Margin decreased $228 million, or 29%, which was driven primarily by the following (in millions):

Decrease at Southland Energy primarily due to unrealized derivative losses and the impact of forced outages at the CCGT units	$(127)
Decrease at AES Ohio primarily due to the recognition of previously deferred purchased power costs and higher fixed costs, partially offset by higher transmission revenues due to higher rates	(34)
Decrease at AES Hawaii primarily due to increased outages in the current year and closure of the plant in August 2022	(20)
Decrease in Puerto Rico primarily driven by lower availability and higher maintenance costs due to forced outages and higher heat rate	(19)
Decrease at AES Indiana driven by a charge resulting from a regulatory settlement and higher maintenance expenses, partially offset by higher retail margin primarily due to higher volumes from favorable weather	(14)
Decrease at AES Clean Energy driven by increased costs associated with growing the business, partially offset by higher revenue from new projects and the Company’s agreement to supply Google’s data centers with 24/7 carbon-free energy	(11)
Other	(3)
Total US and Utilities SBU Operating Margin Decrease	$(228)
Adjusted Operating Margin decreased $94 million primarily due to the drivers above, adjusted for NCI, and unrealized gains and losses on derivatives.
Adjusted PTC decreased $90 million, primarily driven by the decrease in Adjusted Operating Margin described above, higher development costs, and lower contributions at our U.S. renewables businesses due to timing of renewable projects coming online, partially offset by higher interest income.
Fiscal year 2021 versus 2020
Operating Margin increased $154 million, or 24%, which was driven primarily by the following (in millions):

Increase at Southland Energy primarily due to the CCGT units operating under active PPAs during the full 2021 period	$100
Increase at Southland primarily driven by increase in capacity sales and favorable price variances under the commercial hedging strategy, partially offset by unfavorable energy price adjustments due to market re-settlements	83
Increase in El Salvador due to higher demand mainly driven by the impact of COVID-19 in 2020	18
Decrease at AES Clean Energy driven by increased costs associated with growing and accelerating the development pipeline, partially offset by higher revenue due to the Company's agreement to supply Google's data centers with 24/7 carbon-free energy	(37)
Decrease at AES Indiana primarily due to higher maintenance and other fixed costs, partially offset by higher volumes from favorable weather	(16)
Other	6
Total US and Utilities SBU Operating Margin Increase	$154
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

99 | 2022 Annual Report

South America SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2022	2021	2020	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Operating Margin	$823	$1,069	$1,243	$(246)	-23%	$(174)	-14%
Adjusted Operating Margin (1)	672	432	550	240	56%	(118)	-21%
Adjusted PTC (1)	573	423	534	150	35%	(111)	-21%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses. AES' indirect beneficial interest in AES Brasil increased from 24.35% to 44.13% in 2020 and to 47.4% in . In the first quarter of 2022, AES’ indirect beneficial interest in AES Andes increased from 67% to 99%. See Item 1.—Business—South America SBU and Note 17 —Equity included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Fiscal year 2022 versus 2021
Operating Margin decreased $246 million, or 23%, which was driven primarily by the following (in millions):

Lower revenue recognized on contract terminations at Angamos in Chile	$(382)
Decrease in Argentina primarily due to an increase in regulatory receivable credit loss allowances and lower thermal dispatch, partially offset by higher availability at TermoAndes and higher tariffs as per inflation adjustments granted in 2022	(16)
Increase in Chile primarily due to an increase in contract margin, new generation and lower depreciation of coal assets, partially offset by higher operational costs	80
Increase in Brazil primarily due to higher energy sales led by better hydrology, partially offset by higher energy purchases and fixed costs	52
Increase in Colombia primarily due to an increase in spot margin, partially offset by depreciation of the Colombian peso	20
Total South America SBU Operating Margin Decrease	$(246)
After adjusting for the net gains on early contract terminations at Angamos in the prior year, Adjusted Operating Margin increased $240 million mainly due to the increase in ownership in AES Andes from 67% to 99% in the first quarter of 2022 and the drivers explained above.
Adjusted PTC increased $150 million, primarily associated with the increase in Adjusted Operating Margin described above and higher interest income in Brazil and Argentina; partially offset by higher interest expense and lower capitalized interest in construction projects in Chile, higher realized foreign currency losses in Argentina, and the impact of a prior year favorable award in an arbitration proceeding in Chile.
Fiscal year 2021 versus 2020
Operating Margin decreased $174 million, or 14%, which was driven primarily by the following (in millions):

Lower margin in Brazil primarily due to the prior year GSF settlement gain and higher energy purchases led by drier hydrology	$(251)
Recovery of previously expensed payments from customers in Chile	(47)
Decrease in energy and capacity tariffs in Argentina, lower availability of TermoAndes, and higher fixed costs, partially offset by higher dispatch of San Nicolás and the commencement of operations of wind facilities	(19)
Increase in Colombia related to higher reservoir levels and better hydrology	80
Increase in Chile primarily related to early contract terminations at Angamos and lower depreciation, partially offset by lower contract margin mainly related to higher spot prices on energy purchases coupled with lower availability	63
Total South America SBU Operating Margin Decrease	$(174)
Adjusted Operating Margin decreased $118 million primarily due to the drivers above, adjusted for NCI and the net gains on early contract terminations at Angamos.
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

100 | 2022 Annual Report

MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2022	2021	2020	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Operating Margin	$820	$521	$559	$299	57%	$(38)	-7%
Adjusted Operating Margin (1)	679	398	394	281	71%	4	1%
Adjusted PTC (1)	559	314	287	245	78%	27	9%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Fiscal year 2022 versus 2021
Operating Margin increased $299 million, or 57%, which was driven primarily by the following (in millions):

Increase in Panama driven by favorable LNG transactions, higher prices due to increase in NYMEX Henry Hub index and lower cost of sales resulting from favorable hydrology	$217
Increase in the Dominican Republic driven by favorable LNG transactions and higher contract sales due to increased demand and higher prices	97
Decrease in the Dominican Republic mainly driven by the sale of Itabo on April 8, 2021	(19)
Other	4
Total MCAC SBU Operating Margin Increase	$299
Adjusted Operating Margin increased $281 million due to the drivers above, adjusted for NCI and unrealized gains on LNG derivatives.
Adjusted PTC increased $245 million, mainly driven by the increase in Adjusted Operating Margin described above, partially offset by higher allocation of interest expense attributable to AES after Colon’s noncontrolling interest buyout in September 2021 and lower gain on pension plan buyout in Mexico in 2021.
Fiscal year 2021 versus 2020
Operating Margin decreased $38 million, or 7%, which was driven primarily by the following (in millions):

Decrease in the Dominican Republic mainly driven by the sale of Itabo on April 8, 2021	$(64)
Decrease in Mexico driven by lower availability and higher fixed costs	(29)
Increase in the Dominican Republic driven by higher LNG sales mainly due to Eastern Pipeline COD in 2020 and positive LNG transaction, partially offset by lower capacity due to the incorporation of new plants into the system and higher fixed costs	48
Increase in Panama mainly driven by Panama's demand recovery, new wind and solar projects, higher capacity prices, and lower fixed costs, partially offset by the Estrella del Mar I power barge disconnection in July 2020, higher cost of gas, and drier hydrology in 2021, mainly during Q4	11
Other	(4)
Total MCAC SBU Operating Margin Decrease	$(38)
Adjusted Operating Margin increased $4 million primarily due to the drivers above, adjusted for NCI.
Adjusted PTC increased $27 million, mainly driven by the increase in Adjusted Operating Margin described above, as well as a legal settlement in Panama in 2020 and a 2021 gain on pension plan buyout in Mexico.

101 | 2022 Annual Report

Eurasia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2022	2021	2020	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Operating Margin	$236	$216	$186	$20	9%	$30	16%
Adjusted Operating Margin (1)	172	162	142	10	6%	20	14%
Adjusted PTC (1)	192	196	177	(4)	-2%	19	11%
_____________________________
(1)    A non-GAAP financial measure, adjusted for the impact of NCI. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Fiscal year 2022 versus 2021
Operating Margin increased $20 million, or 9%, which was driven primarily by the following (in millions):

Construction revenue for Mong Duong driven by a reduction in expected completion costs for ash pond 2, partially offset by higher maintenance costs	$15
Higher merchant prices captured by St. Nikola, partially offset by depreciation of the Euro	11
Other	(6)
Total Eurasia SBU Operating Margin Increase	$20
Adjusted Operating Margin increased $10 million due to the drivers above, adjusted for NCI.
Adjusted PTC decreased $4 million, mainly driven by higher interest expense, partially offset by the increase in Adjusted Operating Margin described above.
Fiscal year 2021 versus 2020
Operating Margin increased $30 million, or 16%, which was driven primarily by the following (in millions):

Increase at Maritza and St. Nikola primarily driven by higher electricity prices in Bulgaria and higher generation	$19
Improved operational performance at Mong Duong	4
Other	7
Total Eurasia SBU Operating Margin Increase	$30
Adjusted Operating Margin increased $20 million due to the drivers above, adjusted for NCI.
Adjusted PTC increased $19 million driven by the increase in Adjusted Operating Margin described above.
Key Trends and Uncertainties
During 2023 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses, and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of this Form 10-K.
Operational
Trade Restrictions and Supply Chain — On March 29, 2022, the U.S. Department of Commerce (“Commerce”) announced the initiation of an investigation into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand, and Vietnam are circumventing antidumping and countervailing duty orders on solar cells and panels from China. This investigation resulted in significant systemic disruptions to the import of solar cells and panels from Southeast Asia. On June 6, 2022, President Biden issued a Proclamation waiving any tariffs that result from this investigation for a 24-month period. Since President Biden’s proclamation, suppliers in Southeast Asia have imported cells and panels again to the U.S.

102 | 2022 Annual Report

On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four Southeast Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to many but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers were manufactured outside of China or if no more than two out of six specifically identified components were produced in China. These preliminary determinations could be modified and final determinations from Commerce are expected in May 2023. We have contracted and secured our expected requirements for solar panels for U.S. projects targeted to achieve commercial operations in 2023.
Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”) seeks to block the import of products made with forced labor in certain areas of China and may lead to certain suppliers being blocked from importing solar cells and panels to the U.S. While this has impacted the U.S. market, AES has managed this issue without significant impact to our projects. Further disruptions may impact our suppliers’ ability or willingness to meet their contractual agreements or to continue to supply cells or panels into the U.S. market on terms that we deem satisfactory.
The impact of any adverse Commerce determination, the impact of the UFLPA, future disruptions to the solar panel supply chain and their effect on AES’ U.S. solar project development and construction activities are uncertain. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewable projects.
COVID-19 Pandemic — The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets intermittently in the last three years. Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We derive approximately 85% of our total revenues from our regulated utilities and long-term sales and supply contracts or PPAs at our generation businesses, which contributes to a relatively stable revenue and cost structure at most of our businesses. In 2022, our operational locations continued to experience the impact of, and recovery from, the COVID-19 pandemic. Across our global portfolio, our utilities businesses have generally performed in line with our expectations consistent with a recovery from the COVID-19 pandemic. Also see Item 1A.—Risk Factors of this Form 10-K.
Estí Hydro Plant Flooding Incident — On September 30, 2022, there was a flooding incident that impacted Estí, a 120 MW hydro plant in Panama. The plant was taken out of service for a complete assessment of the damages, which has now been completed. Repairs will be needed to ensure the long-term performance of the facility. During this time, the plant will continue to be out of service. The plant is covered by business interruption and property damage insurance and, in December 2022, a partial settlement was reached with the insurer.
The Company has not identified any indicators of impairment and believes the carrying value of the plant of $130 million is recoverable as of December 31, 2022.
Macroeconomic and Political
The macroeconomic and political environments in some countries where our subsidiaries conduct business have changed during 2022. This could result in significant impacts to tax laws and environmental and energy policies. Additionally, we operate in multiple countries and as such are subject to volatility in exchange rates at the subsidiary level. See Item 7A.—Quantitative and Qualitative Disclosures About Market Risk for further information.
Inflation Reduction Act and U.S. Renewable Energy Tax Credits — The Inflation Reduction Act (the “IRA”) was signed into law in the United States. The IRA includes provisions that are expected to benefit the U.S. clean energy industry, including increases, extensions and/or new tax credits for onshore and offshore wind, solar, storage and hydrogen projects. We expect that the extension of the current solar investment tax credits ("ITCs"), as well as higher credits available for projects that satisfy wage and apprenticeship requirements, will increase demand for our renewables products.
Our U.S. renewables business has a 51 GW pipeline that we intend to utilize to continue to grow our business, and these changes in tax policy are supportive of this strategy. We account for U.S. renewables projects according to U.S. GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the tax-credit value that is transferred to tax equity partners at the time of its creation, which for projects utilizing the investment tax credit is in the quarter the project begins commercial operation. For projects utilizing the production tax credit, this value is recognized over 10 years as the facility produces energy. In 2022, we

103 | 2022 Annual Report

realized $246 million of Adjusted PTC from tax credits earned by our U.S. renewables business. In 2023, we expect to realize significantly increased amounts of Adjusted PTC from tax credits earned by our U.S. renewables business in line with the growth in that business. Based on construction schedules, a significant portion of these earnings will be realized in the fourth quarter.
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
In the U.S., the IRA includes a 15% corporate alternative minimum tax based on adjusted financial statement income. We are currently evaluating the applicability and effect of the new law and additional guidance issued in the fourth quarter of 2022.
In the fourth quarter of 2022, the European Commission adopted an amended Directive on Pillar 2 establishing a global minimum tax at a 15% rate. The adoption requires EU Member States to transpose the Directive into their respective national laws by December 31, 2023 for the rules to come into effect as of January 1, 2024. We will continue to monitor issuance of draft legislation in Bulgaria and other relevant EU Member States. The impact to the Company remains unknown but may be material.
Inflation — In the markets in which we operate, there have been higher rates of inflation recently. While most of our contracts in our international businesses are indexed to inflation, in general, our U.S.-based generation contracts are not indexed to inflation. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of some of our development projects that could negatively impact their competitiveness. Our utility businesses do allow for recovering of operations and maintenance costs through the regulatory process, which may have timing impacts on recovery.
Reference Rate Reform — In July 2017, the United Kingdom Financial Conduct Authority announced that it intends to phase out LIBOR. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association ("IBA") has determined that it will cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. AES holds a substantial amount of debt and derivative contracts referencing LIBOR as an interest rate benchmark. In order to facilitate an organized transition from LIBOR to alternative benchmark rate(s), AES has established a process to measure and mitigate risks associated with the cessation of LIBOR. As part of this initiative, alternative benchmark rates have been, and continue to be, assessed, and implemented for newly executed agreements. Many of AES’ existing agreements include provisions designed to facilitate an orderly transition from LIBOR, and interest rate derivatives address the LIBOR transition through the adoption of the ISDA 2020 IBOR Fallbacks Protocol and subsequent amendments. To the extent that the terms of the credit agreements and derivative instruments do not align following the cessation of LIBOR rates, AES negotiates contract amendments with counterparties or additional derivatives contracts.
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

104 | 2022 Annual Report

As a result of the bankruptcy filing, AES Puerto Rico and AES Ilumina’s non-recourse debt of $143 million and $27 million, respectively, continue to be in technical default and are classified as current as of December 31, 2022. The Company is in compliance with its debt payment obligations as of December 31, 2022.
On April 12, 2022, a mediation team was appointed to prepare the plan to resolve the PREPA Title III case and related proceedings. A disclosure statement hearing was held on February 28, 2023; the PREPA disclosure statement was approved and mediation was extended through April 28, 2023.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $96 million is recoverable as of December 31, 2022.
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
In addition, initiatives have been announced by regulators, including in Chile, Puerto Rico, Bulgaria and Hawaii, and offtakers in recent years, with the intention of reducing GHG emissions generated by the energy industry. In parallel, the shift towards renewables has caused certain customers to migrate to other low-carbon energy solutions and this trend may continue.
Although we cannot currently estimate the financial impact of these decarbonization initiatives, new legislative or regulatory programs further restricting carbon emissions or other initiatives to voluntarily exit coal generation could require material capital expenditures, resulting in a reduction of the estimated useful life of certain coal facilities, or have other material adverse effects on our financial results.
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
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions involve a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict the outcome of the PPA Discussions or when those discussions will conclude. Nor can we predict how DG Comp might resolve its review if the PPA Discussions fail to result in an agreement concerning the agency's review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operation, and cash flows. As of December 31, 2022, the carrying value of our long-lived assets at Maritza is $427 million.
AES Ohio Distribution Rate Case — On December 14, 2022, the PUCO issued an order on AES Ohio’s application to increase its base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. Among other matters, the order establishes a revenue increase of $76 million for AES Ohio’s base rates for electric distribution service. This increase will go into effect when AES Ohio has a new electric security plan in place, which is expected in 2023.
AES Ohio Electric Security Plan — On September 26, 2022, AES Ohio filed its latest Electric Security Plan (ESP 4) with the PUCO, which is a comprehensive plan to enhance and upgrade its network and improve

105 | 2022 Annual Report

service reliability, provide greater safeguards for price stability, and continue investments in local economic development. ESP 4 also seeks to recover outstanding regulatory assets not currently in rates. AES Ohio did not propose that the Rate Stabilization Charge continue under ESP 4. This plan requires PUCO approval, which is expected in 2023.
AES Indiana Integrated Resource Plan (“IRP”) — AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP includes converting the two remaining coal units at Petersburg to natural gas by the end of 2025. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027.
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate. For additional information, refer to Item 7A.—Quantitative and Qualitative Disclosures About Market Risk.
Impairments
Long-lived Assets and Equity Affiliates — During the year ended December 31, 2022, the Company recognized asset and other-than-temporary impairment expenses of $938 million. See Note 8—Investments and Advances to Affiliates and Note 22—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information. After recognizing these impairment expenses, the carrying value of our investments in equity affiliates and long-lived assets that were assessed for impairment in 2022 totaled $1.5 billion at December 31, 2022.
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
Goodwill — The Company has seen degradation in certain external factors used to determine the discount rate applied in our goodwill impairment analysis, such as increasing interest rates and country risk premiums in certain markets, as well as a decrease in forecast energy prices and other unfavorable macroeconomic assumptions in Colombia. These changes to the inputs of our discount rate have negatively impacted our annual goodwill impairment test as of October 1, 2022 and thus, an impairment of goodwill of $777 million has been recognized as of December 31, 2022, reducing the goodwill balances of both AES Andes and AES El Salvador to zero. See Note 9—Goodwill and Other Intangibles Assets included in Item 8.—Financial Statements and Supplementary Data for further information.
The Company had no other reporting units considered to be “at risk,” as the fair value of all other reporting units exceeded their carrying amounts by more than 10%. Should the fair value of any of the Company’s reporting units fall below its carrying amount as a result of these inputs or other changes such as reduced operating performance, market declines, changes in the discount rate, regulatory changes, or other adverse conditions, goodwill impairment charges may be necessary in future periods.
Capital Resources and Liquidity
Overview
As of December 31, 2022, the Company had unrestricted cash and cash equivalents of $1.4 billion, of which $24 million was held at the Parent Company and qualified holding companies. The Company had $730 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $713 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $19.4 billion and $3.9 billion, respectively. Of the $1.8 billion of our current non-recourse debt, $1.6 billion was presented as such because it is due in the next twelve months and $177 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents, of which $170 million is due to

106 | 2022 Annual Report

the bankruptcy of the offtaker. As of December 31, 2022, the Company also had $662 million outstanding related to supplier financing arrangements, which are classified as Accrued and other liabilities.
We expect current maturities of non-recourse debt and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. While we have no recourse debt which matures within the next twelve months, we do have amounts due under supplier financing arrangements, of which $296 million has a Parent Company guarantee. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company's only material unhedged exposure to variable interest rate debt relates to drawings of $325 million under its revolving credit facility and a $200 million senior unsecured term loan. On a consolidated basis, of the Company's $23.7 billion of total gross debt outstanding as of December 31, 2022, approximately $6 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $2 billion of our floating rate non-recourse exposure as variable rate instruments act as a natural hedge against inflation in Brazil.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project's non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support in support of tax equity partnerships or for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation or other obligation under the terms of the relevant agreement, the Parent Company will be responsible for the business' obligations up to the amount provided for in the relevant guarantee or other credit support. As of December 31, 2022, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $2.4 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of December 31, 2022, we had $128 million in letters of credit outstanding provided under our unsecured credit facilities, $123 million in letters of credit under bilateral agreements, and $34 million in letters of credit outstanding provided under our revolving credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and

107 | 2022 Annual Report

business operations. During the year ended December 31, 2022, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables
As of December 31, 2022, the Company had approximately $303 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Chile and in the U.S. that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond December 31, 2023, or one year from the latest balance sheet date. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government. The receivables in the U.S. are associated with future premium payments on a heat rate call option which are expected to be received in 2024. See Note 7—Financing Receivables included in Item 8.—Financial Statements and Supplementary Data, Item 1.—Business—South America SBU—Argentina—Regulatory Framework and Market Structure, and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operation—Key Trends and Uncertainties—Macroeconomic and Political—Chile of this Form 10-K for further information.
As of December 31, 2022, the Company had approximately $1 billion of loans receivable primarily related to a facility constructed under a BOT contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant's PPA. As of December 31, 2021, Mong Duong met the held-for-sale criteria and the loan receivable balance, net of CECL reserve, was classified in held-for-sale assets. Of the loan receivable balance, $91 million was classified as Current held-for-sale assets, and $1 billion was classified as Noncurrent held-for-sale assets. As of December 31, 2022, Mong Duong no longer met the held-for-sale criteria. As such, the loan receivable balance of $1 billion, net of CECL reserve of $28 million, was classified as a Loan receivable on the Consolidated Balance Sheet. See Note 20—Revenue included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the year ended December 31, 2022 were debt financings and supplier financing arrangements, cash flows from operating activities, sales of short-term investments, and sales to noncontrolling interests. The primary uses of cash in the year ended December 31, 2022 were repayments of debt, capital expenditures, purchases of short-term investments, acquisitions of noncontrolling interests, and purchases of emissions allowances in Bulgaria.
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

108 | 2022 Annual Report

The primary sources of cash for the Company in the year ended December 31, 2020 were debt financings, cash flows from operating activities, sales of short-term investments, and sales to noncontrolling interests. The primary uses of cash in the year ended December 31, 2020 were repayments of debt, capital expenditures, and purchases of short-term investments.
A summary of cash-based activities are as follows (in millions):

	Year Ended December 31,
Cash Sources:	2022	2021	2020
Issuance of non-recourse debt	$5,788	$1,644	$4,680
Borrowings under the revolving credit facilities	5,424	2,802	2,420
Net cash provided by operating activities	2,715	1,902	2,755
Sale of short-term investments	1,049	616	627
Purchases under supplier financing arrangements	1,042	91	72
Sales to noncontrolling interests	742	173	553
Contributions from noncontrolling interests	233	365	1
Issuance of recourse debt	200	7	3,419
Affiliate repayments and returns of capital	149	320	158
Issuance of preferred shares in subsidiaries	60	153	112
Proceeds from the sale of business interests, net of cash and restricted cash sold	1	95	169
Issuance of preferred stock	—	1,014	—
Other	25	55	—
Total Cash Sources	$17,428	$9,237	$14,966

Cash Uses:
Repayments under the revolving credit facilities	$(4,687)	$(2,420)	$(2,479)
Capital expenditures	(4,551)	(2,116)	(1,900)
Repayments of non-recourse debt	(3,144)	(2,012)	(4,136)
Purchase of short-term investments	(1,492)	(519)	(653)
Acquisitions of noncontrolling interests	(602)	(117)	(259)
Purchase of emissions allowances	(488)	(265)	(188)
Repayments of obligations under supplier financing arrangements	(432)	(35)	(96)
Dividends paid on AES common stock	(422)	(401)	(381)
Distributions to noncontrolling interests	(265)	(284)	(422)
Acquisitions of business interests, net of cash and restricted cash acquired	(243)	(658)	(136)
Contributions and loans to equity affiliates	(232)	(427)	(332)
Payments for financing fees	(120)	(32)	(107)
Repayments of recourse debt	(29)	(26)	(3,366)
Other	(118)	(268)	(256)
Total Cash Uses	$(16,825)	$(9,580)	$(14,711)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	$603	$(343)	$255
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative twelve month periods (in millions):

	December 31,			$ Change
Cash flows provided by (used in):	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating activities	$2,715	$1,902	$2,755	$813	$(853)
Investing activities	(5,836)	(3,051)	(2,295)	(2,785)	(756)
Financing activities	3,758	797	(78)	2,961	875

109 | 2022 Annual Report

Operating Activities
Fiscal Year 2022 versus 2021
Net cash provided by operating activities increased $813 million for the year ended December 31, 2022, compared to December 31, 2021.
Operating Cash Flows
(in millions)
(1)The change in adjusted net income is defined as the variance in net income, net of the total adjustments to net income as shown on the Consolidated Statements of Cash Flows in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
(2)The change in working capital is defined as the variance in total changes in operating assets and liabilities as shown on the Consolidated Statements of Cash Flows in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
•Adjusted net income decreased $260 million, primarily due to lower margins at our South America and US and Utilities SBUs and an increase in interest expense, partially offset by higher margins at our MCAC and Eurasia SBUs and an increase in interest income.
•Working capital requirements decreased $1.1 billion, primarily due to deferred income at Angamos in the 2021 due to revenue recognized for the early contract terminations with Minera Escondida and Minera Spence, the GSF liability payment at Tietê in 2021, and the change in income tax liabilities, partially offset by an increase in inventory, primarily fuel and other raw materials, at AES Andes, AES Panama, and AES Indiana.
Fiscal Year 2021 versus 2020
Net cash provided by operating activities decreased $853 million for the year ended December 31, 2021, compared to December 31, 2020.
Operating Cash Flows
(in millions)
(1)The change in adjusted net income is defined as the variance in net income, net of the total adjustments to net income as shown on the Consolidated Statements of Cash Flows in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
(2)The change in working capital is defined as the variance in total changes in operating assets and liabilities as shown on the Consolidated Statements of Cash Flows in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.

110 | 2022 Annual Report

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
Investing Activities
Fiscal Year 2022 versus 2021
Net cash used in investing activities increased $2.8 billion for the year ended December 31, 2022 compared to December 31, 2021.
Investing Cash Flows
(in millions)
•Cash used for short-term investing activities increased $540 million, primarily at AES Brasil as a result of higher net short-term investment purchases in 2022.
•Purchases of emissions allowances increased $223 million, primarily in Bulgaria as a result of increased demand and higher CO2 prices.
•Acquisitions of business interests decreased $415 million, primarily due to the AES Clean Energy acquisitions of New York Wind and Community Energy and the acquisitions of wind complexes at AES Brasil in 2021, partially offset by the acquisition of the Cubico II Wind Complex at AES Brasil and Agua Clara in the Dominican Republic in 2022.
•Capital expenditures increased $2.4 billion, discussed further below.

111 | 2022 Annual Report

Capital Expenditures
(in millions)
(1)Growth expenditures generally include expenditures related to development projects in construction, expenditures that increase capacity of a facility beyond the original design, and investments in general load growth or system modernization.
(2)Maintenance expenditures generally include expenditures that are necessary to maintain regular operations or net maximum capacity of a facility.
(3)Environmental expenditures generally include expenditures to comply with environmental laws and regulations, expenditures for safety programs and other expenditures to ensure a facility continues to operate in an environmentally responsible manner.
•Growth expenditures increased $2.3 billion, primarily driven by an increase in renewable projects at AES Clean Energy and AES Brasil, and by higher transmission and distribution and renewable project investments at AES Indiana and AES Ohio, partially offset by the timing of payments for the construction of the Alamitos Energy Center at Southland Energy in 2021.
•Maintenance expenditures increased $99 million, primarily due to increased expenditures at AES Indiana and AES Brasil.
•Environmental expenditures decreased $1 million, with no material drivers.
Fiscal Year 2021 versus 2020
Net cash used in investing activities increased $756 million for the year ended December 31, 2021 compared to December 31, 2020.
Investing Cash Flows
(in millions)
•Acquisitions of business interests increased $522 million, primarily due to the AES Clean Energy acquisitions of New York Wind and Community Energy and the acquisitions of wind complexes at AES Brasil, partially offset by the AES Panama acquisition of Penonome I in 2020.

112 | 2022 Annual Report

•Contributions and loans to equity affiliates increased $95 million, primarily due to higher contributions to Fluence and Uplight, our equity method investments, partially offset by higher contributions to sPower and to Gas Natural Atlántico II, which was previously recorded as an equity investment in Panama in 2020 and is now consolidated by AES.
•Repayments from equity affiliates increased $162 million, primarily due to an increase in loan repayments from sPower and Fluence, our equity method investments.
•Cash from short-term investing activities increased $123 million, primarily at AES Brasil as a result of lower net short-term investment purchases in 2021.
•Capital expenditures increased $216 million, discussed further below.
Capital Expenditures
(in millions)
(1)Growth expenditures generally include expenditures related to development projects in construction, expenditures that increase capacity of a facility beyond the original design, and investments in general load growth or system modernization.
(2)Maintenance expenditures generally include expenditures that are necessary to maintain regular operations or net maximum capacity of a facility.
(3)Environmental expenditures generally include expenditures to comply with environmental laws and regulations, expenditures for safety programs and other expenditures to ensure a facility continues to operate in an environmentally responsible manner.
•Growth expenditures increased $190 million, primarily driven by higher transmission and distribution investments at AES Ohio and AES Indiana, and renewable projects at AES Clean Energy, AES Brasil, and AES Andes. This impact was partially offset by the completion of renewable energy projects in Argentina and the completion of the Southland repowering project.
•Maintenance expenditures increased $33 million, primarily due to increased expenditures at AES Andes, AES Ohio, El Salvador, and Mexico, partially offset by expenditures at Andres in 2020 as a result of the steam turbine lightning damage, and by decreased expenditures at AES Indiana and Itabo, due to its sale in 2021.
•Environmental expenditures decreased $7 million, primarily due to the timing of payments in 2020 related to projects at AES Indiana.

113 | 2022 Annual Report

Financing Activities
Fiscal Year 2022 versus 2021
Net cash provided by financing activities increased $3 billion for the year ended December 31, 2022 compared to December 31, 2021.
Financing Cash Flows
(in millions)
See Notes 11—Debt and 17—Equity in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for more information regarding significant debt and equity transactions, respectively.
•The $3 billion impact from non-recourse debt transactions is primarily due to an increase in net borrowings in the Netherlands and Panama, the United Kingdom, AES Andes, AES Brasil, AES Indiana, AES Ohio, AES Clean Energy, and in Bulgaria.
•The $690 million impact from from non-recourse revolver transactions is primarily due to higher net borrowings at AES Clean Energy, AES Ohio, and in the Dominican Republic, partially offset by higher net repayments at AES Andes and AES Indiana and lower net borrowings in Panama.
•The $569 million impact from sales to noncontrolling interests is primarily due to proceeds received at AES Clean Energy from the sales of ownership in project companies to tax equity partners, the sale of a 14.9% ownership interest in Southland Energy, and from the sales of ownership interests in Andes Solar 2a and Los Olmos as part of the Chile Renovables renewable partnership.
•The $554 million impact from supplier financing arrangements is primarily due to higher financed purchases, net of repayments, at AES Clean Energy, AES Andes, and AES Brasil.
•The $1 billion impact from issuance of preferred stock is due to the issuance of Equity Units at the Parent Company in the prior year.
•The $485 million impact from acquisitions of noncontrolling interests is mainly due to the acquisition of an additional 32% ownership interest in AES Andes, partially offset by the first installment for the acquisition of the remaining 49.9% minority ownership interest in Colon in 2021.
•The $335 million impact from Parent Company revolver transactions is primarily due to higher net repayments in the current year.

114 | 2022 Annual Report

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
•The $405 million impact from Parent Company revolver transactions is primarily due to higher net borrowings in 2021.
•The $364 million impact from contributions from noncontrolling interests is primarily due to contributions from minority interests at AES Clean Energy, IPALCO, and AES Andes, due to the preemptive rights offering to fund its renewable growth program.
•The $142 million impact from acquisitions of noncontrolling interests is due to the 2020 acquisition of an additional 19.8% ownership interest in AES Brasil, partially offset by the first installment for the acquisition of the remaining 49.9% minority ownership interest in Colon.
•The $912 million impact from non-recourse debt transactions is primarily due to lower net borrowings at Panama, Southland Energy, Vietnam, and Argentina, and higher net repayments at AES Brasil, partially offset by higher net borrowings at AES Clean Energy and lower net repayments in Chile.
•The $380 million impact from sales to noncontrolling interests is primarily due to proceeds received from the sale of a 35% ownership interest in Southland Energy in 2020.
•The $242 million impact from other financing activities is primarily driven by a decrease in distributions to noncontrolling interests, due to lower distributions to minority interests at AES Andes, AES Brasil, and Itabo, due to its sale in 2021.
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

115 | 2022 Annual Report

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

	December 31, 2022	December 31, 2021
Consolidated cash and cash equivalents	$1,374	$943
Less: Cash and cash equivalents at subsidiaries	(1,350)	(902)
Parent Company and qualified holding companies' cash and cash equivalents	24	41
Commitments under the Parent Company credit facility	1,500	1,250
Less: Letters of credit under the credit facility	(34)	(48)
Less: Borrowings under the credit facility	(325)	(365)
Borrowings available under the Parent Company credit facility	1,141	837
Total Parent Company Liquidity	$1,165	$878
The Parent Company paid dividends of $0.63 per outstanding share to its common stockholders during the year ended December 31, 2022. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $3.9 billion and $3.8 billion at December 31, 2022 and 2021, respectively. See Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our revolving credit facility, contain certain restrictive covenants. The covenants provide for, among other items, limitations on liens; restrictions and limitations on mergers and acquisitions and the disposition of assets; maintenance of certain financial ratios; and financial and other reporting requirements. As of December 31, 2022, we were in compliance with these covenants at the Parent Company level.
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

116 | 2022 Annual Report

credit agreement at the Parent Company includes events of default related to payment defaults and accelerations of outstanding debt of material subsidiaries.
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Consolidated Balance Sheets amounts to $1.8 billion. The portion of current debt related to such defaults was $177 million at December 31, 2022, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents, of which $170 million is due to the bankruptcy of the offtaker. See Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company's debt agreements as of December 31, 2022, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company's indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary" and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company's outstanding debt securities. A material subsidiary is defined in the Parent Company's revolving credit facility as any business that contributed 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters. As of December 31, 2022, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Contractual Obligations and Parent Company Contingent Contractual Obligations
A summary of our contractual obligations, commitments and other liabilities as of December 31, 2022 is presented below (in millions):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other	Footnote Reference(5)
Debt obligations (1) (2)	$23,663	$1,761	$6,024	$4,885	$10,993	$—	11
Interest payments on long-term debt (3)	7,385	1,083	1,850	1,272	3,180	—	n/a
Finance lease obligations (2)	356	10	18	18	310	—	14
Operating lease obligations (2)	816	36	68	62	650	—	14
Electricity obligations	9,800	1,190	1,512	1,174	5,924	—	12
Fuel obligations	13,382	3,702	4,330	2,216	3,134	—	12
Other purchase obligations	7,341	4,642	780	404	1,515	—	12
Other long-term liabilities reflected on AES' consolidated balance sheet under GAAP (2) (4)	856	—	372	212	262	10	n/a
Total	$63,599	$12,424	$14,954	$10,243	$25,968	$10
_____________________________
(1)Includes recourse and non-recourse debt presented on the Consolidated Balance Sheets. These amounts exclude finance lease liabilities which are included in the finance lease category.
(2)Excludes any businesses classified as held-for-sale. See Note 24—Held-for-Sale and Dispositions in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional information related to held-for-sale businesses.
(3)Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2022 and do not reflect anticipated future refinancing, early redemptions or new debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2022.
(4)These amounts do not include current liabilities on the Consolidated Balance Sheets except for the current portion of uncertain tax obligations. Noncurrent uncertain tax obligations are reflected in the "Other" column of the table above as the Company is not able to reasonably estimate the timing of the future payments. In addition, these amounts do not include: (1) regulatory liabilities (See Note 10—Regulatory Assets and Liabilities), (2) contingencies (See Note 13—Contingencies), (3) pension and other postretirement employee benefit liabilities (see Note 15—Benefit Plans), (4) derivatives and incentive compensation (See Note 6—Derivative Instruments and Hedging Activities) or (5) any taxes (See Note 23—Income Taxes) except for uncertain tax obligations, as the Company is not able to reasonably estimate the timing of future payments. See the indicated notes to the Consolidated Financial Statements included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional information on the items excluded.
(5)For further information see the note referenced below in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.

117 | 2022 Annual Report

The following table presents our Parent Company's contingent contractual obligations as of December 31, 2022:

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,406	81	< $1 — 400
Letters of credit under the unsecured credit facilities	128	39	< $1 — 36
Letters of credit under bilateral agreements	123	2	$59— 64
Letters of credit under the revolving credit facility	34	16	< $1 — 15
Surety bonds	2	2	< $1 — $1
Total	$2,693	140
_____________________________
(1)     Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.
We have a diverse portfolio of performance-related contingent contractual obligations. These obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these obligations include change of control, construction cost overruns, subsidiary default, political risk, tax indemnities, spot market power prices, sponsor support, and liquidated damages under power sales agreements for projects in development, in operation and under construction. While we do not expect that we will be required to fund any material amounts under these contingent contractual obligations beyond 2022, many of the events which would give rise to such obligations are beyond our control. We can provide no assurance that we will be able to fund our obligations under these contingent contractual obligations if we are required to make substantial payments thereunder.
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

118 | 2022 Annual Report

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
In addition, the Company has elected an accounting policy not to consider the effects of being subject to the corporate alternative minimum tax in future periods when assessing the realizability of our deferred tax assets, carryforwards, and tax credits. Any effect on the realization of deferred tax assets will be recognized in the period they arise.
Impairments — Our accounting policies on goodwill and long-lived assets, including events that lead to possible impairment, are described in detail in Note 1—General and Summary of Significant Accounting Policies, included in Item 8 of this Form 10-K. The Company makes considerable judgments in its impairment evaluations of goodwill and long-lived assets, starting with determining if an impairment indicator exists. The Company exercises judgment in determining if these indicators or events represent an impairment indicator requiring the computation of the fair value of goodwill and/or the recoverability of long-lived assets. The fair value determination is typically the most judgmental part in an impairment evaluation. Please see Fair Value below for further detail.
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
Fair Value of Nonfinancial Assets and Liabilities — Significant estimates are made in determining the fair value of long-lived tangible and intangible assets (i.e., property, plant and equipment, intangible assets and

119 | 2022 Annual Report

goodwill) during the impairment evaluation process. In addition, the relevant accounting guidance requires the Company to recognize the majority of assets acquired and liabilities assumed in a business combination and asset acquisitions by VIEs at fair value.
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
Management applies considerable judgment in selecting several input assumptions during the development of our cash flow forecasts. Examples of the input assumptions that our forecasts are sensitive to include macroeconomic factors such as growth rates, industry demand, inflation, exchange rates, power prices, rising interest rates, and commodity prices. Whenever appropriate, management obtains these input assumptions from observable market data sources (e.g., Economic Intelligence Unit) and extrapolates the market information if an input assumption is not observable for the entire forecast period. Many of these input assumptions are dependent on other economic assumptions, which are often derived from statistical economic models with inherent limitations such as estimation differences. Further, several input assumptions are based on historical trends which often do not recur. It is not uncommon that different market data sources have different views of the macroeconomic factor expectations and related assumptions. As a result, macroeconomic factors and related assumptions are often available in a narrow range; however, in some situations these ranges become wide and the use of a different set of input assumptions could produce significantly different budgets and cash flow forecasts.
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
The fair value of our derivative portfolio is generally determined using internal and third party valuation models, most of which are based on observable market inputs, including interest rate curves and forward and spot prices for currencies and commodities. The Company derives most of its financial instrument market assumptions from market efficient data sources (e.g., Bloomberg, Reuters, and Platt's). In some cases, where market data is not readily available, management uses comparable market sources and empirical evidence to derive market assumptions to determine a financial instrument's fair value. In certain instances, published pricing may not extend through the remaining term of the contract, and management must make assumptions to extrapolate the curve. Specifically, where there is limited forward curve data with respect to foreign exchange contracts beyond the traded points, the Company utilizes the interest rate differential approach to construct the remaining portion of the forward curve. For individual contracts, the use of different valuation models or assumptions could have a material effect on the calculated fair value.

120 | 2022 Annual Report

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

121 | 2022 Annual Report

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
New Accounting Pronouncements
    See Note 1—General and Summary of Significant Accounting Policies included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information about new accounting pronouncements adopted during 2022 and accounting pronouncements issued, but not yet effective.
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
The disclosures presented in this Item 7A are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 7A. For further information regarding market risk, see Item 1A.—Risk Factors, Fluctuations in currency exchange rates may impact our financial results and position; Wholesale power prices may experience significant volatility in our markets which could impact our operations and opportunities for future growth; We may not be adequately hedged against our exposure to changes in commodity prices or interest rates; and Certain of our businesses are sensitive to variations in weather and hydrology of this 2022 Form 10-K.
Commodity Price Risk
Although we prefer to hedge our exposure to the impact of market fluctuations in the price of electricity, fuels, and environmental credits, some of our generation businesses operate under short-term sales, have contracted electricity obligations greater than supply or operate under contract sales that leave an unhedged exposure on some of our capacity or through imperfect fuel pass-throughs. These businesses subject our operational results to the volatility of prices for electricity, fuels, and environmental credits in competitive markets. We employ risk management strategies to hedge our financial performance against the effects of fluctuations in energy commodity prices. The implementation of these strategies can involve the use of physical and financial commodity contracts, futures, swaps, and options.
The portion of our sales and purchases that are not subject to such agreements or contracted businesses where indexation is not perfectly matched to business drivers will be exposed to commodity price risk. When hedging the output of our generation assets, we utilize contract sales that lock in the spread per MWh between variable costs and the price at which the electricity can be sold.
AES businesses will see changes in variable margin performance as global commodity prices shift. For 2023, we project pre-tax earnings exposure on a 10% (uncorrelated) move in commodity prices to be approximately a $5 million gain for power, a $10 million loss for oil, and a $5 million loss for coal and natural gas. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company's downside exposure occurs with lower power, lower oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.

122 | 2022 Annual Report

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
In the US and Utilities SBU, the generation businesses are largely contracted but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. At Southland, our existing once-through cooling generation units (“Legacy Assets”) are permitted to operate through the end of 2023. These assets have contracts in capacity and have seen incremental value in energy revenues.
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
Foreign Exchange Rate Risk
In the normal course of business, we are exposed to foreign currency risk and other foreign operations risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the USD. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in USD or currencies other than their own functional currencies. Certain of our foreign subsidiaries calculate and pay taxes in currencies other than their own functional currency. We have varying degrees of exposure to changes in the exchange rate between the USD and the following currencies: Argentine peso, Brazilian real, Chilean peso, Colombian peso, Dominican peso, Euro, and Mexican peso. Our exposure to certain of these currencies may be material. These subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps, and options where possible to manage our risk related to certain foreign currency fluctuations.
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations to AES' portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward-looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distributions and earnings exposure, the hedge impact may not fully cover the earnings exposure on

123 | 2022 Annual Report

a realized basis, which could result in greater volatility in earnings. The largest foreign exchange risks for 2023 stem from the following currencies: Brazilian real and Euro. As of December 31, 2022, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries exposed to movement in the exchange rate of the Brazilian real are projected to be impacted by less than a $10 million gain, a less than $5 million gain for the Colombian peso and a less than $5 million loss for the Euro. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2023 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of December 31, 2022, the portfolio's pre-tax earnings exposure for 2023 to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $55 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.

124 | 2022 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Part A — Report of Independent Registered Public Accounting Firm
Our auditors are Ernst & Young LLP, located in Tysons, Virginia. Their PCAOB ID number is 42.
Part B — Financial Statements and Supplementary Data

125 | 2022 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The AES Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The AES Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023, expressed an unqualified opinion thereon.
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

126 | 2022 Annual Report

Goodwill Impairment Test for AES Andes and AES El Salvador Reporting Units

Description of the Matter
At December 31, 2022, the Company’s goodwill balance was $362 million. As discussed in Note 1 to the consolidated financial statements, the Company’s goodwill is tested for impairment at least annually. If goodwill is determined to be impaired, an impairment loss is measured at the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company performed a quantitative impairment test for the AES Andes and AES El Salvador reporting units and utilized the income approach to determine the estimated fair value of these reporting units. As discussed in Note 9 to the consolidated financial statements, the estimated fair value was less than the carrying amount for both of these reporting units and as a result the Company recognized impairment expense of $777 million during the fourth quarter of 2022.
Auditing the Company’s annual goodwill impairment tests for the AES Andes and AES El Salvador reporting units required judgment to evaluate the effects of macroeconomic and industry conditions and involved a high degree of subjectivity due to the significant estimation required to determine the fair value of these reporting units. In particular, the fair value estimates of the reporting units involve the use of significant unobservable inputs and are sensitive to changes in significant assumptions, such as the interest rates and country risk premiums, which are inputs used to determine the discount rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment review and testing process for the AES Andes and AES El Salvador reporting units. For example, we tested controls over management’s review of the valuation models, the significant assumptions described above, and the completeness and accuracy of the data used in the valuations.
To test the estimated fair value for the AES Andes and AES El Salvador reporting units, we performed audit procedures that included, among others, assessing the methodologies used to develop the estimated fair values, testing the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the overall methodologies and the discount rates used in the fair value estimate.

Long-lived Asset Impairments and Re-evaluation of Useful Lives

Description of the Matter
At December 31, 2022, the Company's net property, plant and equipment was $23,039 million. As discussed in Note 1 to the consolidated financial statements, when circumstances indicate that the carrying amount of long-lived assets in a held-for-use asset group may not be recoverable, the Company evaluates the assets for potential impairment. Events or changes in circumstances that may necessitate a recoverability evaluation include, but are not limited to, adverse changes in the regulatory environment, unfavorable changes in power prices or fuel costs, increased competition due to additional capacity in the grid, technological advancements, declining trends in demand, or an expectation it is more likely than not that the asset will be disposed of before the end of its previously estimated useful life. If the carrying amount of the assets exceeds the undiscounted cash flows, an impairment is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. The Company’s useful life estimates are continually evaluated for appropriateness as changes in the relevant factors arise, including when a long-lived asset group is tested for recoverability. As discussed in Note 22 to the consolidated financial statements, the Company recognized a total asset impairment expense of $661 million related to the Maritza and the TEG TEP asset groups in 2022.

127 | 2022 Annual Report

Auditing the Company's identification of impairment indicators and re-evaluation of useful lives was complex and highly judgmental because of the many geographic, regulatory, and economic environments in which the Company operates. Also, due to the wide variety of events or changes in circumstances that may indicate that an asset group is not recoverable or that may result in a change in useful life, auditing the Company’s identification of impairment indicators and re-evaluation of useful lives involved a high degree of subjectivity, particularly given the Company’s decarbonization initiatives and shift towards clean energy platforms. In addition, auditing the Company’s valuation of long-lived assets used in the Maritza and TEG TEP impairment analyses involved significant judgment due to the significant unobservable inputs used in the estimation of the asset groups’ fair value. In particular, the significant assumptions for the income approach used to determine the fair value of the asset groups included the Company’s projections of revenue growth and discount rates, which are forward-looking assumptions and could be affected by future industry, market, and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the identification of impairment indicators, re-evaluation of estimated useful lives, and the valuation of the Maritza and TEG TEP long-lived asset impairments. For example, we tested management’s monitoring controls over the evaluation of events or changes in circumstances that would require an asset to be tested for recoverability. We also tested management’s review controls of the valuation models used in the impairment analyses, the significant assumptions used to develop the estimates, and the completeness and accuracy of the data used in the valuations.
To test the Company's identification of impairment indicators and re-evaluation of useful lives, our audit procedures included, among others, making inquiries of management, including personnel in operations, to understand changes in the businesses and management’s strategic plans, and evaluate whether management has considered any identified changes in their analysis. We evaluated the results of earnings and the projected cash flows for significant coal generation assets and assessed whether there has been a deterioration in earnings or projected losses that would represent an impairment indicator. We also evaluated conditions and trends in the industry for the underlying economies, including any sale or disposition activities, and evaluated any adverse changes in the regulatory environment or the geographic areas to test the completeness and accuracy of the company's evaluation of potential impairment indicators. We evaluated the Company’s useful life estimates, in particular for its significant coal generation assets, considering the existing Power Purchase Agreements (PPAs) and the market for the use of these assets subsequent to the expiration of existing PPAs, based on the regulatory and market conditions.
To test the impairment analyses for the Maritza and TEG TEP asset groups, our audit procedures included, among others, assessing the appropriateness of valuation methodologies, testing the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends as well as historical results. We performed sensitivity analyses of certain significant assumptions to evaluate the changes in the fair value of the asset groups that would result from changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the overall valuation methodology and the discount rates used in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
Tysons, Virginia
March 1, 2023

Consolidated Balance Sheets
December 31, 2022 and 2021

	2022	2021
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,374	$943
Restricted cash	536	304
Short-term investments	730	232
Accounts receivable, net of allowance for doubtful accounts of $5 and $5, respectively	1,799	1,418
Inventory	1,055	604
Prepaid expenses	98	142
Other current assets, net of CECL allowance of $2 and $0, respectively	1,533	897
Current held-for-sale assets	518	816
Total current assets	7,643	5,356
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	470	426
Electric generation, distribution assets and other	26,599	25,552
Accumulated depreciation	(8,651)	(8,486)
Construction in progress	4,621	2,414
Property, plant and equipment, net	23,039	19,906
Other Assets:
Investments in and advances to affiliates	952	1,080
Debt service reserves and other deposits	177	237
Goodwill	362	1,177
Other intangible assets, net of accumulated amortization of $434 and $385, respectively	1,841	1,450
Deferred income taxes	319	409
Loan receivable, net of allowance of $26	1,051	—
Other noncurrent assets, net of allowance of $51 and $23, respectively	2,979	2,188
Noncurrent held-for-sale assets	—	1,160
Total other assets	7,681	7,701
TOTAL ASSETS	$38,363	$32,963
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,730	$1,153
Accrued interest	249	182
Accrued non-income taxes	249	266
Accrued and other liabilities	2,151	1,205
Non-recourse debt, including $416 and $302, respectively, related to variable interest entities	1,758	1,367
Current held-for-sale liabilities	354	559
Total current liabilities	6,491	4,732
NONCURRENT LIABILITIES
Recourse debt	3,894	3,729
Non-recourse debt, including $2,295 and $2,223, respectively, related to variable interest entities	17,846	13,603
Deferred income taxes	1,139	977
Other noncurrent liabilities	3,168	3,358
Noncurrent held-for-sale liabilities	—	740
Total noncurrent liabilities	26,047	22,407
Commitments and Contingencies (see Notes 12 and 13)
Redeemable stock of subsidiaries	1,321	1,257
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at December 31, 2022 and December 31, 2021)	838	838
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 818,790,001 issued and 668,743,464 outstanding at December 31, 2022 and 818,717,043 issued and 666,793,625 outstanding at December 31, 2021)	8	8
Additional paid-in capital	6,688	7,106
Accumulated deficit	(1,635)	(1,089)
Accumulated other comprehensive loss	(1,640)	(2,220)
Treasury stock, at cost (150,046,537 and 151,923,418 shares at December 31, 2022 and December 31, 2021, respectively)	(1,822)	(1,845)
Total AES Corporation stockholders’ equity	2,437	2,798
NONCONTROLLING INTERESTS	2,067	1,769
Total equity	4,504	4,567
TOTAL LIABILITIES AND EQUITY	$38,363	$32,963
See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
Years ended December 31, 2022, 2021, and 2020

	2022	2021	2020
	(in millions, except per share amounts)
Revenue:
Regulated	$3,538	$2,868	$2,661
Non-Regulated	9,079	8,273	6,999
Total revenue	12,617	11,141	9,660
Cost of Sales:
Regulated	(3,162)	(2,448)	(2,235)
Non-Regulated	(6,907)	(5,982)	(4,732)
Total cost of sales	(10,069)	(8,430)	(6,967)
Operating margin	2,548	2,711	2,693
General and administrative expenses	(207)	(166)	(165)
Interest expense	(1,117)	(911)	(1,038)
Interest income	389	298	268
Loss on extinguishment of debt	(15)	(78)	(186)
Other expense	(68)	(60)	(53)
Other income	102	410	75
Loss on disposal and sale of business interests	(9)	(1,683)	(95)
Goodwill impairment expense	(777)	—	—
Asset impairment expense	(763)	(1,575)	(864)
Foreign currency transaction gains (losses)	(77)	(10)	55
Other non-operating expense	(175)	—	(202)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(169)	(1,064)	488
Income tax benefit (expense)	(265)	133	(216)
Net equity in losses of affiliates	(71)	(24)	(123)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(505)	(955)	149
Gain from disposal of discontinued businesses, net of income tax expense of $0, $1, and $0, respectively	—	4	3
NET INCOME (LOSS)	(505)	(951)	152
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	(41)	542	(106)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(546)	$(409)	$46
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(546)	$(413)	$43
Income from discontinued operations, net of tax	—	4	3
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(546)	$(409)	$46
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.82)	$(0.62)	$0.06
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	0.01
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.82)	$(0.61)	$0.07
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.82)	$(0.62)	$0.06
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	0.01
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.82)	$(0.61)	$0.07

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2022, 2021, and 2020

	2022	2021	2020
	(in millions)
NET INCOME (LOSS)	$(505)	$(951)	$152
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax expense of $0, $0, and $8, respectively	(36)	(130)	(52)
Reclassification to earnings, net of $0 income tax for all periods	—	3	192
Total foreign currency translation adjustments	(36)	(127)	140
Derivative activity:
Change in derivative fair value, net of income tax (expense) benefit of $(191), $1, and $110, respectively	711	5	(368)
Reclassification to earnings, net of income tax expense of $9, $105, and $17, respectively	59	387	74
Total change in fair value of derivatives	770	392	(294)
Pension activity:
Change in pension adjustments due to prior service cost, net of $0 income tax for all periods	—	—	1
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax (expense) benefit of $(5), $(10), and $4, respectively	13	26	(14)
Reclassification to earnings, net of income tax expense of $1, $3, and $0, respectively	1	1	—
Total pension adjustments	14	27	(13)
OTHER COMPREHENSIVE INCOME (LOSS)	748	292	(167)
COMPREHENSIVE INCOME (LOSS)	243	(659)	(15)
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	(127)	438	4
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$116	$(221)	$(11)

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity
Years ended December 31, 2022, 2021, and 2020

	THE AES CORPORATION STOCKHOLDERS
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	817.8	$8	153.9	$(1,867)	$7,776	$(692)	$(2,229)	$2,233
Net income	—	—	—	—	—	—	—	46	—	98
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	192	(52)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(237)	(29)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	(12)	(1)
Total other comprehensive loss	—	—	—	—	—	—	—	—	(57)	(82)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	—	—	(34)	—	(16)
Adjustments to redemption value of redeemable stock of subsidiaries (2)	—	—	—	—	—	—	(4)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(419)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(89)	—	(121)	(49)
Sales to noncontrolling interests			—	—	—	—	260	—	9	210
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	1	111
Dividends declared on common stock ($0.5804/share)	—	—	—	—	—	—	(386)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.6	—	(0.9)	9	4	—	—	—
Balance at December 31, 2020	—	$—	818.4	$8	153.0	$(1,858)	$7,561	$(680)	$(2,397)	$2,086
Net loss	—	—	—	—	—	—	—	(409)	—	(536)
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(83)	(44)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	247	126
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	24	3
Total other comprehensive income	—	—	—	—	—	—	—	—	188	85
Adjustments to redemption value of redeemable stock of subsidiaries (2)	—	—	—	—	—	—	(4)	—	—	—
Disposition of business interests	—	—	—	—	—	—	—	—	—	(132)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(281)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(9)	—	(11)	(4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	220
Sales to noncontrolling interests	—	—	—	—	—	—	(7)	—	—	180
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	151
Issuance of preferred stock (3)	1.0	838	—	—	—	—	(29)	—	—	—
Dividends declared on AES common stock ($0.6095/share)	—	—	—	—	—	—	(406)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.3	—	(1.0)	13	—	—	—	—
Balance at December 31, 2021 (3)	1.0	$838	818.7	$8	152.0	$(1,845)	$7,106	$(1,089)	$(2,220)	$1,769
Net income (loss)	—	—	—	—	—	—	—	(546)	—	128
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(37)	1
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	689	41
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	10	4
Total other comprehensive income	—	—	—	—	—	—	—	—	662	46
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(200)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(78)	—	(80)	(387)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	178
Sales to noncontrolling interests	—	—	—	—	—	—	78	—	(2)	473
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	60
Dividends declared on AES common stock ($0.6399/share)	—	—	—	—	—	—	(428)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(2.0)	23	10	—	—	—
Balance at December 31, 2022	1.0	$838	818.8	$8	150.0	$(1,822)	$6,688	$(1,635)	$(1,640)	$2,067
(1) See Note 1—General and Summary of Significant Accounting Policies for further information.
(2) Adjustment to record the redeemable stock of Colon at redemption value.
(3) Includes a $13 million reclass from Additional paid-in capital to Preferred stock to reflect the retrospective adoption of ASU 2020-06. For further information, see Note 1—General and Summary of Significant Accounting Policies.

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years ended December 31, 2022, 2021, and 2020

	2022	2021	2020
OPERATING ACTIVITIES:	(in millions)
Net income (loss)	$(505)	$(951)	$152
Adjustments to net income (loss):
Depreciation and amortization	1,053	1,056	1,068
Loss on disposal and sale of business interests	9	1,683	95
Impairment expense	1,715	1,575	1,066
Deferred income taxes	4	(406)	(233)
Reversals of contingencies	(1)	(10)	(186)
Loss on extinguishment of debt	15	78	186
Gain on remeasurement to acquisition date fair value	(5)	(254)	—
Loss of affiliates, net of dividends	111	36	128
Emissions allowance expense	425	337	135
Other	183	120	54
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(532)	(170)	48
(Increase) decrease in inventory	(417)	(93)	(20)
(Increase) decrease in prepaid expenses and other current assets	(40)	(168)	13
(Increase) decrease in other assets	433	(285)	(134)
Increase (decrease) in accounts payable and other current liabilities	470	(251)	(186)
Increase (decrease) in income tax payables, net and other tax payables	(51)	(271)	59
Increase (decrease) in deferred income	33	(314)	431
Increase (decrease) in other liabilities	(185)	190	79
Net cash provided by operating activities	2,715	1,902	2,755
INVESTING ACTIVITIES:
Capital expenditures	(4,551)	(2,116)	(1,900)
Acquisitions of business interests, net of cash and restricted cash acquired	(243)	(658)	(136)
Proceeds from the sale of business interests, net of cash and restricted cash sold	1	95	169
Sale of short-term investments	1,049	616	627
Purchase of short-term investments	(1,492)	(519)	(653)
Contributions and loans to equity affiliates	(232)	(427)	(332)
Affiliate repayments and returns of capital	149	320	158
Purchase of emissions allowances	(488)	(265)	(188)
Other investing	(29)	(97)	(40)
Net cash used in investing activities	(5,836)	(3,051)	(2,295)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	5,424	2,802	2,420
Repayments under the revolving credit facilities	(4,687)	(2,420)	(2,479)
Issuance of recourse debt	200	7	3,419
Repayments of recourse debt	(29)	(26)	(3,366)
Issuance of non-recourse debt	5,788	1,644	4,680
Repayments of non-recourse debt	(3,144)	(2,012)	(4,136)
Payments for financing fees	(120)	(32)	(107)
Purchases under supplier financing arrangements	1,042	91	72
Repayments of obligations under supplier financing arrangements	(432)	(35)	(96)
Distributions to noncontrolling interests	(265)	(284)	(422)
Acquisitions of noncontrolling interests	(602)	(117)	(259)
Contributions from noncontrolling interests	233	365	1
Sales to noncontrolling interests	742	173	553
Issuance of preferred shares in subsidiaries	60	153	112
Issuance of preferred stock	—	1,014	—
Dividends paid on AES common stock	(422)	(401)	(381)
Payments for financed capital expenditures	(33)	(24)	(60)
Other financing	3	(101)	(29)
Net cash provided by (used in) financing activities	3,758	797	(78)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(56)	(46)	(24)
(Increase) decrease in cash, cash equivalents and restricted cash of held-for-sale businesses	22	55	(103)
Total increase (decrease) in cash, cash equivalents and restricted cash	603	(343)	255
Cash, cash equivalents and restricted cash, beginning	1,484	1,827	1,572
Cash, cash equivalents and restricted cash, ending	$2,087	$1,484	$1,827
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$928	$815	$908
Cash payments for income taxes, net of refunds	271	459	333
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not yet paid	111	105	100
Notes payable issued for the acquisition of business interests (see Notes 17 and 25)	—	258	47
Non-cash consideration transferred for AES Clean Energy acquisitions (see Note 25)	—	118	—
See Accompanying Notes to Consolidated Financial Statements.

133 | Notes to Consolidated Financial Statements | December 31, 2021, 2020 and 2019

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
Equity securities with redemption features that are not solely within the control of the issuer are classified as temporary equity and are included in Redeemable stock of subsidiaries on the Consolidated Balance Sheet. Generally, initial measurement will be at fair value. The subsequent allocation of income and dividends is classified in temporary equity. Subsequent measurement and classification vary depending on whether the instrument is probable of becoming redeemable. For those securities that are currently redeemable or where it is probable that the instrument will become redeemable, AES recognizes any changes from the carrying value to redemption value at each reporting period against retained earnings or additional paid-in capital in the absence of retained earnings; such adjustments are classified in temporary equity. When the equity instrument is not probable of becoming redeemable, no adjustment to the carrying value is recognized. Instruments that are mandatorily redeemable are classified as a liability.
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
The Company utilizes the cumulative earnings approach to determine whether distributions received from equity method investees are returns on investment or returns of investment. The Company discontinues the application of the equity method when an investment is reduced to zero and the Company is not otherwise committed to provide further financial support to the investee. The Company resumes the application of the equity method accounting to the extent that net income is greater than the share of net losses not previously recorded.
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

134 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

expense when the loss in value is deemed other-than-temporary and included in Other non-operating expense in the Consolidated Statements of Operations.
BUSINESS INTERESTS — Acquisitions and disposals of business interests are generally transactions pertaining to operational legal entities, which may be accounted for as a consolidated business, an asset, or an equity method investment. Losses on expected sales of business interests are limited to the impairment of long-lived assets as of the date of execution of the sales agreement, which are recognized in Asset impairment expense in the Consolidated Statements of Operations. Any gains/(losses) upon the completion of disposals, which include reclassification of cumulative translation adjustments, are recognized in Loss on disposal and sale of business interests in the Consolidated Statements of Operations upon completion of the sale.
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

135 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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

136 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows (in millions):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$1,374	$943
Restricted cash	536	304
Debt service reserves and other deposits	177	237
Cash, Cash Equivalents and Restricted Cash	$2,087	$1,484
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

137 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
Indefinite-Lived Intangible Assets — The Company's indefinite-lived intangible assets primarily include land-use rights and water rights. Indefinite-lived intangible assets are evaluated for impairment either under the qualitative assessment option or by performing the quantitative impairment test. If the carrying amount of an intangible asset being tested for impairment exceeds its fair value, the excess is recognized as impairment expense.

138 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES — Accounts payable consists of amounts due to trade creditors related to the Company's core business operations. These payables include amounts owed to vendors and suppliers for items such as energy purchased for resale, fuel, maintenance, inventory and other raw materials. Other accrued liabilities includes $662 million related to supplier financing arrangements, of which $296 million has a Parent Company guarantee; interest incurred for these arrangements is recorded on the Consolidated Statements of Operations within Interest expense or, if eligible for capitalization, to Property, plant and equipment, net on the Consolidated Balance Sheets. The remaining balance of other accrued liabilities includes items such as income taxes, regulatory liabilities, legal contingencies, and employee-related costs, including payroll, and benefits.
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
The Company has elected an accounting policy not to consider the effects of being subject to the corporate alternative minimum tax in future periods when assessing the realizability of our deferred tax assets, carryforwards, and tax credits. Any effect on the realization of deferred tax assets will be recognized in the period they arise.
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

139 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
If the contract is determined to contain a performance obligation related to capacity, the performance obligation is generally satisfied over time, and if we use the same method to measure progress, the performance obligations meet the criteria to be considered a series. In measuring progress toward satisfaction of a performance obligation, the Company applies the "right to invoice" practical expedient when available and recognizes revenue in the amount to which the Company has a right to consideration from a customer that corresponds directly with the value of the performance completed to date. Revenue from generation businesses is classified as non-regulated on the Consolidated Statements of Operations.

140 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

Energy performance obligations are recognized using an output method, as energy delivered best depicts the transfer of goods or services to the customer. Performance obligations to deliver energy are generally satisfied when the MW is generated. In certain contracts, if plant availability exceeds a contractual target, the Company may receive a performance bonus payment, or if the plant availability falls below a guaranteed minimum target, we may incur a non-availability penalty. Such bonuses or penalties represent a form of variable consideration and are estimated and recognized when it is probable that there will not be a significant reversal.
Certain generation contracts contain operating and sales-type leases where capacity payments are generally considered lease elements. In such cases, the allocation between the lease and non-lease elements is made at the inception of the lease following the guidance in ASC 842.
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

141 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
SHARE-BASED COMPENSATION — The Company grants share-based compensation in the form of restricted stock units, performance stock units, performance cash units, and stock options. The expense is based on the grant-date fair value of the equity or liability instrument issued and is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options granted to its employees.
GENERAL AND ADMINISTRATIVE EXPENSES — General and administrative expenses include corporate and other expenses related to corporate staff functions and initiatives, primarily executive management, finance, legal, human resources, and information systems, which are not directly allocable to our business segments. Additionally, all costs associated with corporate business development efforts are classified as general and administrative expenses.
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

142 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

Twelve Months Ended December 31, 2022	Accounts Receivable (1)	Mong Duong Loan Receivable	Argentina Receivables(2)	Lease Receivable (3)	Other	Total
CECL reserve balance at beginning of period	$9	$30	$23	$—	$1	$63
Current period provision	10	—	22	20	1	53
Write-offs charged against allowance	(19)	—	—	—		(19)
Recoveries collected	3	(2)	(1)	—	—	—
Foreign exchange	—	—	(14)	—	—	(14)
CECL reserve balance at end of period	$3	$28	$30	$20	$2	$83

Twelve Months Ended December 31, 2021	Accounts Receivable (1)	Mong Duong Loan Receivable	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$9	$32	$20	$1	$62
Current period provision	9	—	7	—	16
Write-offs charged against allowance	(11)	—	—	—	(11)
Recoveries collected	2	(2)	—	—	—
Foreign exchange	—	—	(4)	—	(4)
CECL reserve balance at end of period	$9	$30	$23	$1	$63
_____________________________
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $1 million and $2 million as of December 31, 2022 and 2021, respectively. Those reserves are not in scope under ASC 326.
(2)Increase in CECL reserve balance for regulatory receivables in Argentina.
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

143 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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

2020-04, 2021-01, and 2022-06 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2024).	Effective for all entities as of March 12, 2020 through December 31, 2024	The Company adopted this standard on a prospective basis and it did not have a material impact on the financial statements.
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
The Company applied the modified retrospective method of adoption for ASC 326. Under this transition method, the Company applied the transition provisions starting at the date of adoption. The cumulative effect of the adoption of ASC 326 on our January 1, 2020 Condensed Consolidated Balance Sheet was as follows (in millions):

Condensed Consolidated Balance Sheet	Balance at December 31, 2019	Adjustments Due to ASC 326	Balance at January 1, 2020
Assets
Accounts receivable, net of allowance for doubtful accounts of $20	$1,479	$—	$1,479
Other current assets	802	(2)	800
Deferred income taxes	156	9	165
Loan receivable, net of allowance of $32	1,351	(32)	1,319
Other noncurrent assets (1)	1,635	(30)	1,605
Liabilities and Equity
Accumulated deficit	$(692)	$(39)	$(731)
Noncontrolling interests	2,233	(16)	2,217
_________________________
(1)Other noncurrent assets include Argentina financing receivables.

144 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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

145 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	This update is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: 1. Recognition of an acquired contract liability 2. Payment terms and their effect on subsequent revenue recognized by the acquirer. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application.	For fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2022-04,Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations	This update is to provide additional information and disclosures about an entity’s use of supplier finance programs to see how these programs will affect an entity’s working capital, liquidity, and cash flows. Entities that use supplier finance programs as the buyer party should disclose (1) the key terms of the payment terms and assets pledged as security or other forms of guarantees provided and (2) the unpaid amount outstanding, a description of where those obligations are presented on the balance sheet, and a rollforward of those obligations during the annual period. In each interim reporting period, the buyer must disclose the unpaid amount outstanding at the end of the interim period.	For fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023.	The ASU only requires disclosures related to the Company's supplier finance programs and does not affect the recognition, measurement, or presentation of supplier finance program obligations on the balance sheet or cash flow statement. The Company expects to adopt the new disclosure requirements in the first quarter of 2023, except for the annual requirement to disclose rollforward information, which the Company expects to adopt and present prospectively beginning in the 2024 annual financial statements.
2. INVENTORY
Inventory is valued primarily using the average-cost method. The following table summarizes the Company's inventory balances as of the dates indicated (in millions):

December 31,	2022	2021
Fuel and other raw materials	$733	$366
Spare parts and supplies	322	238
Total	$1,055	$604
3. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes the components of the electric generation and distribution assets and other property, plant and equipment (in millions) with their estimated useful lives (in years). The amounts are stated net of all prior asset impairment losses recognized.

146 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

	Estimated Useful Life	December 31,
	(in years)	2022	2021
Electric generation and distribution facilities	5-39	$24,135	$22,909
Other buildings	3-51	1,197	1,552
Furniture, fixtures and equipment	3-30	348	356
Other	1-40	919	735
Total electric generation and distribution assets and other		26,599	25,552
Accumulated depreciation		(8,651)	(8,486)
Net electric generation and distribution assets and other		$17,948	$17,066
The following table summarizes depreciation expense (including the amortization of assets recorded under finance leases and the amortization of asset retirement obligations) and interest capitalized during development and construction on qualifying assets for the periods indicated (in millions):

Years Ended December 31,	2022	2021	2020
Depreciation expense	$982	$972	$1,004
Interest capitalized during development and construction	224	226	307
Property, plant and equipment, net of accumulated depreciation, of $9 billion was mortgaged, pledged or subject to liens as of both December 31, 2022 and 2021, including assets classified as held-for-sale.
The following table summarizes regulated and non-regulated generation and distribution property, plant and equipment and accumulated depreciation as of the dates indicated (in millions):

December 31,	2022	2021
Regulated generation and distribution assets and other, gross	$9,709	$9,151
Regulated accumulated depreciation	(4,067)	(3,655)
Regulated generation and distribution assets and other, net	5,642	5,496
Non-regulated generation and distribution assets and other, gross	16,890	16,401
Non-regulated accumulated depreciation	(4,584)	(4,831)
Non-regulated generation and distribution assets and other, net	12,306	11,570
Net electric generation and distribution assets and other	$17,948	$17,066
4. ASSET RETIREMENT OBLIGATIONS
The following table presents amounts recognized related to asset retirement obligations for the periods indicated (in millions):

	2022	2021
Balance at January 1	$606	$462
Additional liabilities incurred	97	27
Liabilities assumed in acquisition	15	96
Liabilities settled	(29)	(15)
Accretion expense	30	22
Change in estimated cash flows	35	13
Other	3	1
Balance at December 31	$757	$606
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
During the year ended December 31, 2022, the Company increased the asset retirement obligations and corresponding assets at Southland Energy, AES Clean Energy, AES Indiana, and AES Brasil by $75 million, $27 million, $27 million, and $16 million, respectively. The increase at Southland Energy is mostly due to additional liabilities incurred related to a demolition obligation at Alamitos. The increase at AES Clean Energy is mostly due to additional liabilities incurred as a result of new development projects. The increase at AES Indiana is primarily due to an upward revision of estimated cash flows at the Petersburg, Eagle Valley, and Harding Street plants. The

147 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

increase at AES Brasil is primarily due to the initial recognition of asset retirement obligations as a result of the Cubico II acquisition.
During the year ended December 31, 2021, the Company increased the asset retirement obligations and corresponding assets at AES Clean Energy and Chile by $93 million and $36 million, respectively. The increase at AES Clean Energy is mostly due to the initial recognition of asset retirement obligations as a result of the New York Wind acquisition. The increase in Chile is primarily due to shortened useful lives of the Ventanas and Angamos coal plants, additional liabilities incurred due to the development of the Andes Solar 2b plant, and an upward revision of estimated cash flows at the Los Cururos plant.
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
Derivatives — Derivatives are measured at fair value using quoted market prices or the income approach utilizing volatilities, spot and forward benchmark interest rates (such as LIBOR, SOFR, and EURIBOR), foreign exchange rates, credit data, and commodity prices, as applicable. When significant inputs are not observable, the Company uses relevant techniques to determine the inputs, such as regression analysis or prices for similarly traded instruments available in the market.
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

148 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
Debt — Recourse and non-recourse debt are carried at amortized cost. The fair value of recourse debt is estimated based on quoted market prices. The fair value of non-recourse debt is estimated based upon interest rates and other features of the loan. In general, the carrying amount of variable rate debt is a close approximation of its fair value. For fixed rate loans, the fair value is estimated using quoted market prices or discounted cash flow ("DCF") analyses. The fair value of recourse and non-recourse debt excludes accrued interest at the valuation date. The fair value was determined using available market information as of December 31, 2022. The Company is not aware of any factors that would significantly affect the fair value amounts subsequent to December 31, 2022.
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

149 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Unsecured debentures	$—	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	698	—	698	—	199	—	199
Government debt securities	—	3	—	3	—	—	—	—
Total debt securities	—	701	—	701	—	199	—	199
EQUITY SECURITIES:
Mutual funds	38	—	—	38	31	13	—	44
Total equity securities	38	—	—	38	31	13	—	44
DERIVATIVES:
Interest rate derivatives	—	314	—	314	—	51	2	53
Cross-currency derivatives	—	—	—	—	—	5	—	5
Foreign currency derivatives	—	22	64	86	—	29	108	137
Commodity derivatives	—	232	13	245	—	32	6	38
Total derivatives — assets	—	568	77	645	—	117	116	233
TOTAL ASSETS	$38	$1,269	$77	$1,384	$31	$329	$116	$476
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$6	$—	$6	$—	$286	$8	$294
Cross-currency derivatives	—	42	—	42	—	11	—	11
Foreign currency derivatives	—	20	—	20	—	35	—	35
Commodity derivatives	—	346	60	406	—	37	7	44
Total derivatives — liabilities	—	414	60	474	—	369	15	384
TOTAL LIABILITIES	$—	$414	$60	$474	$—	$369	$15	$384
As of December 31, 2022, all available-for-sale debt securities had stated maturities within one year. For the years ended December 31, 2022 and 2021, no impairments of marketable securities were recognized in earnings or Other Comprehensive Income (Loss). Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from sale of available-for-sale securities for the periods indicated (in millions):

Year Ended December 31,	2022	2021	2020
Gross proceeds from sale of available-for-sale securities	$1,065	$578	$582
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

150 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

Year Ended December 31, 2022	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(6)	$—	$108	$(1)	$101
Total realized and unrealized gains (losses):
Included in earnings	4	—	(26)	—	(22)
Included in other comprehensive income — derivative activity	15	—	(6)	(54)	(45)
Included in regulatory (assets) liabilities	—	—	—	8	8
Settlements	(2)	—	(12)	2	(12)
Transfers of assets/(liabilities), net into Level 3	(1)	—	—	—	(1)
Transfers of (assets)/liabilities, net out of Level 3	(10)	—	—	(2)	(12)
Balance at December 31	$—	$—	$64	$(47)	$17
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$3	$—	$(34)	$5	$(26)

Year Ended December 31, 2021	Interest Rate	Cross Currency	Foreign Currency	Commodity	Total
Balance at January 1	$(236)	$(2)	$146	$2	$(90)
Total realized and unrealized gains (losses):
Included in earnings	13	(10)	(7)	(1)	(5)
Included in other comprehensive income — derivative activity	4	—	(3)	(5)	(4)
Included in regulatory (assets) liabilities	—	—	—	1	1
Settlements	216	3	(28)	(1)	190
Transfers of assets/(liabilities), net into Level 3	(3)	—	—	3	—
Transfers of (assets)/liabilities, net out of Level 3	—	9	—	—	9
Balance at December 31	$(6)	$—	$108	$(1)	$101
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$2	$4	$(35)	$—	$(29)
The following table summarizes the significant unobservable inputs used for the Level 3 derivative assets (liabilities) as of December 31, 2022 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Foreign currency:
Argentine peso	$64	Argentine peso to USD currency exchange rate after one year	323 - 742 (547)
Commodity:
CAISO Energy Swap	(59)	Forward energy prices per MWh after 2030	$7.06 - $64.78 ($34.71)
Other	12
Total	$17
For the Argentine peso foreign currency derivatives, increases (decreases) in the estimate of the above exchange rate would increase (decrease) the value of the derivative. For the CAISO Energy Swap, increases (decreases) in the estimate above would decrease (increase) the value of the derivative.
Nonrecurring Measurements
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount. The following table summarizes our major categories of assets measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

Year Ended December 31, 2022	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
Maritza	4/30/2022	$920	$—	$—	$452	$468
TEG TEP	10/1/2022	504	—	—	311	193
Held-for-sale businesses: (3)
Jordan (4)	9/30/2022	$216	$—	$170	$—	$51
Jordan (4)	12/31/2022	190	—	170	—	25
Goodwill: (5)
AES Andes	10/1/2022	$644	$—	$—	$—	$644
AES El Salvador	10/1/2022	133	—	—	—	133
Equity method investments: (6)
sPower	12/31/2022	$607	$—	$—	$432	$175

151 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

Year Ended December 31, 2021	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
Puerto Rico	3/31/2021	$548	$—	$—	$73	$475
Mountain View I & II	4/30/2021	78	—	—	11	67
Ventanas 3 & 4	6/30/2021	661	—	—	12	649
Angamos	6/30/2021	241	—	—	86	155
Buffalo Gap III	12/31/2021	91	—	—	—	91
Buffalo Gap II	12/31/2021	73	—	—	—	73
Buffalo Gap I	12/31/2021	29	—	—	—	29
Dispositions and held-for-sale businesses: (3)
Estrella del Mar I	9/30/2021	$17	$—	$6	$—	$11
Alto Maipo (7)	11/30/2021	2,339	—	—	2,043	—
_____________________________
(1)Represents the carrying values at the dates of initial measurement, before fair value adjustment.
(2)See Note 22—Asset Impairment Expense for further information.
(3)See Note 24—Held-for-Sale and Dispositions for further information.
(4)The pre-tax loss recognized was calculated using the $170 million fair value of the Jordan disposal group less cost to sell of $5 million.
(5)See Note 9—Goodwill and Other Intangible Assets for further information.
(6)See Note 8—Investments in and Advances to Affiliates for further information.
(7)Fair value measurement performed for purposes of allocating $224 million of goodwill to the carrying amount of Alto Maipo in determining the loss on disposal. The goodwill allocation was determined based on the relative fair value of Alto Maipo, which was included in the AES Andes reporting unit. Note that the pre-tax loss column excludes the loss on disposal as this fair value measurement is only one component of such loss. See Note 24—Held-for-Sale and Dispositions for further information.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets held and used and equity method investments measured on a nonrecurring basis during the year ended December 31, 2022 (in millions, except range amounts):

December 31, 2022	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
Maritza	$452	Discounted cash flow	Annual revenue growth	(66)% to 11% (-11%)
			Annual variable margin	(66)% to 23% (-1%)
			Discount rate	20% to 25% (21%)
TEG TEP	311	Discounted cash flow	Annual revenue growth	(15)% to 2% (0%)
			Annual variable margin	36% to 43% (37%)
			Discount rate	13% to 20% (15%)
Equity method investments:
sPower	432	Discounted cash flow	Annual dividend growth	(36)% to 41% (2%)
			Discount rate	7%
Total	$1,195
Financial Instruments not Measured at Fair Value in the Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company's financial assets and liabilities that are not measured at fair value in the Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

		December 31, 2022
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$301	$340	$—	$—	$340
Liabilities:	Non-recourse debt	19,429	18,527	—	17,089	1,438
	Recourse debt	3,894	3,505	—	3,505	—

		December 31, 2021
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (2)	$55	$117	$—	$—	$117
Liabilities:	Non-recourse debt	14,811	16,091	—	16,065	26
	Recourse debt	3,754	3,818	—	3,818	—
_____________________________
(1)These amounts primarily relate to amounts impacted by the Stabilization Fund enacted by the Chilean government, and future premium payments on a heat rate call option entered into on behalf of the Southland Energy CCGT units. The premium payments are expected to be received in 2024. These amounts are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. See Note 7—Financing Receivables for further information.

152 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

(2)These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and amounts impacted by the Stabilization Fund enacted by the Chilean government, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of the Argentina receivables exclude VAT of $2 million as of December 31, 2021. See Note 7—Financing Receivables for further information.
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Volume of Activity — The following table presents the Company's maximum notional (in millions) over the remaining contractual period by type of derivative as of December 31, 2022, regardless of whether they are in qualifying hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate (LIBOR, SOFR and EURIBOR)	$6,040	2059
Cross-currency swaps (Brazilian Reais)	293	2034
Foreign currency:
Euro	198	2025
Chilean peso	167	2025
Colombian peso	57	2024
Brazilian real	32	2024
Argentine peso	5	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	71	2030
Power (in MWhs)	15	2040
Coal (in Tons or Metric Tonnes)	6	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company's derivative instruments as of the periods indicated (in millions):

Fair Value	December 31, 2022			December 31, 2021
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$313	$1	$314	$53	$—	$53
Cross-currency derivatives	—	—	—	5	—	5
Foreign currency derivatives	27	59	86	28	109	137
Commodity derivatives	—	245	245	6	32	38
Total assets	$340	$305	$645	$92	$141	$233
Liabilities
Interest rate derivatives	$6	$—	$6	$288	$6	$294
Cross-currency derivatives	42	—	42	11	—	11
Foreign currency derivatives	9	11	20	23	12	35
Commodity derivatives	59	347	406	11	33	44
Total liabilities	$116	$358	$474	$333	$51	$384

	December 31, 2022		December 31, 2021
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$271	$168	$85	$83
Noncurrent	374	306	148	301
Total	$645	$474	$233	$384

Credit Risk-Related Contingent Features	December 31, 2022	December 31, 2021
Present value of liabilities subject to collateralization	$104	$—
Cash collateral held by third parties or in escrow	42	—

153 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Years Ended December 31,
	2022	2021	2020
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$869	$51	$(511)
Cross-currency derivatives	—	(11)	3
Foreign currency derivatives	17	(34)	25
Commodity derivatives	16	(1)	5
Total	$902	$5	$(478)
Gains (losses) reclassified from AOCL to earnings
Interest rate derivatives	$(72)	$(419)	$(75)
Cross-currency derivatives	—	(15)	(5)
Foreign currency derivatives	2	(62)	(9)
Commodity derivatives	2	4	(2)
Total	$(68)	$(492)	$(91)
Gains (Losses) on fair value hedging relationship
Cross Currency contracts
Derivatives designated as hedging instruments	$(35)	$(6)	$—
Hedged items	26	4	—
Total	$(9)	$(2)	$—
Loss reclassified from AOCL to earnings due to impairment of assets	$(16)	$—	$(14)
Gain reclassified from AOCL to earnings due to discontinuance of hedge accounting	$26	$—	$—
Gain (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$4	$105	$(1)
Foreign currency derivatives	21	29	68
Commodity derivatives and other	(43)	(28)	(68)
Total	$(18)	$106	$(1)
AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended December 31, 2023 by $13 million, primarily due to interest rate and commodity derivatives.
7. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions).

	December 31, 2022			December 31, 2021
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Chile	$239	$—	$239	$17	$—	$17
U.S.	46	—	46	—	—	—
Argentina	5	—	5	11	1	10
Other	13	—	13	30	—	30
Total	$303	$—	$303	$58	$1	$57
Chile — AES Andes has recorded receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government in October 2019 and August 2022, in conjunction with the Tariff Stabilization Laws. Historically, the government updated the prices for these contracts every six months to reflect the contracts' indexation to exchange rates and commodities prices. The Tariff Stabilization Laws do not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated to supply regulated contracts. Consequently, costs incurred in excess of the July 1, 2019 price are accumulated and borne by generators. Through different programs, AES Andes aims to reduce its exposure and has already sold a significant portion of the receivables accumulated as of December 31, 2021.
As of December 31, 2022, $26 million of current receivables and $227 million of noncurrent receivables were recorded in Accounts receivable and Other noncurrent assets, respectively, pertaining to the Stabilization Funds. Additionally, $12 million of payment deferrals granted to mining customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at December 31, 2022.
U.S. — AES has recorded a non-current receivable in connection with future premium payments on a heat rate

154 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
The FONINVEMEM receivables are denominated in Argentine pesos, but indexed to USD, which represents a foreign currency derivative. Due to differences between spot rates, used to remeasure the receivables, and discounted forward rates, used to value the foreign currency derivative, these two items will not perfectly offset over the life of the receivable. Once settled, the foreign currency derivative will offset the accumulated unrealized foreign currency losses resulting from the devaluation of the FONINVEMEM receivable. As of December 31, 2022 and 2021, the amount of the foreign currency-related derivative assets associated with the FONINVEMEM financing receivables that were excluded from the table above had a fair value of $64 million and $108 million, respectively.
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
8. INVESTMENTS IN AND ADVANCES TO AFFILIATES
The following table summarizes the relevant effective equity ownership interest and carrying values for the Company's investments accounted for under the equity method as of the periods indicated:

December 31,		2022	2021	2022	2021
Affiliate	Country	Carrying Value (in millions)		Ownership Interest %
sPower (1)	United States	$432	$492	50%	50%
Fluence	United States	205	304	34%	34%
Grupo Energía Gas Panamá	Panama	82	41	49%	49%
Uplight	United States	81	103	29%	29%
Energía Natural Dominicana Enadom (2)	Dominican Republic	64	53	43%	43%
Mesa La Paz	Mexico	32	48	50%	50%
Barry (3)	United Kingdom	—	—	100%	100%
Other affiliates (4)	Various	56	39
Total		$952	$1,080
_____________________________
(1)In February 2021, the sPower and AES Renewable Holdings development platforms were merged to form AES Clean Energy Development. See Note 25—Acquisitions for further information.
(2)The Company's ownership in Energía Natural Dominicana Enadom is held through Andres, an 85%-owned consolidated subsidiary. Andres owns 50% of Energía Natural Dominicana Enadom, resulting in an AES effective ownership of 43%.
(3)Represents a VIE in which the Company holds a variable interest, but is not the primary beneficiary.
(4)Includes Bosforo, Tucano and various other equity method investments.
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
In December 2021, AES acquired an additional 25% ownership in specifically identified projects of the sPower development platform. As a result, the Company recognized a gain of $35 million in Other income. Subsequent to the transaction, AES has a 75% ownership interest in specifically identified projects of sPower through its ownership of AES Clean Energy Development, and 50% ownership interest in the sPower equity method investment. See Note

155 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

25—Acquisitions for further information. As the Company still does not control sPower after these transactions, it continues to be accounted for as an equity method investment.
In December 2022, the Company agreed to sell 49% of its indirect interest in a portfolio of sPower's operating assets ("OpCo B"). At the time the purchase and sale agreement was signed, a loss was expected upon closing the transaction, which occurred on February 28, 2023. The expected loss on sale was identified as a triggering event and the Company evaluated whether its investment in sPower was other-than-temporarily impaired. Based on management’s estimate of fair value of $432 million, the Company recognized an other-than-temporary impairment of $175 million in Other non-operating expense in December 2022.
sPower primarily holds operating assets where the tax credits associated with underlying projects have already been allocated to tax equity partners. The application of HLBV accounting increases the carrying value of these investments, as earnings are initially disproportionately allocated to the sponsor entity. Since sPower does not have any ongoing development or other value creation activities following the transfer of these activities to AES Clean Energy Development, the impairment adjusts the carrying value to the fair market value of the operating assets. sPower is reported in the US and Utilities SBU reportable segment.
Alto Maipo — In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore will not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of December 31, 2022, the fair value is insignificant. Alto Maipo is reported in the South America SBU reportable segment.
Fluence — In June 2021, Fluence issued new shares to the Qatar Investment Authority (“QIA”) for $125 million, which following the completion of the transaction, represented a 13.6% ownership interest in Fluence. As a result of the transaction, which AES has accounted for as a partial disposition, AES’ ownership interest in Fluence decreased from 50% to 43.2%, and the Company recognized a gain of $60 million in Loss on disposal and sale of business interests.
On November 1, 2021, Fluence completed its IPO of 35,650,000 of its Class A common stock at a price of $28 per share, including the exercise of the underwriters’ option. Fluence received approximately $936 million in proceeds, after expenses, as a result of the transaction. AES’ ownership interest in Fluence decreased to 34.2%. The Company recognized a gain of $325 million in Loss on disposal and sale of business interests. AES' ownership interest further decreased to 33.5% as of December 31, 2022 as a result of the settlement of share based awards at Fluence. As the Company still does not control Fluence after these transactions, it continues to be accounted for as an equity method investment and is reported as part of Corporate and Other.
Uplight — In July 2021, the Company closed on a transaction involving existing and new shareholders of Uplight. As part of the transaction, the Company contributed $37 million to Uplight; however, AES’s ownership interest in Uplight decreased from 32.3% to 29.6% primarily due to larger contributions from other investors. The transaction was accounted for as a partial disposition in which AES recognized a loss of $25 million in Loss on disposal and sale of business interests, mainly as a result of the settlement of share based awards at Uplight as well as the expenses associated with the transaction.
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
Grupo Energía Gas Panamá — In April 2021, Grupo Energía Gas Panamá, a joint venture between AES and InterEnergy Power & Gas Limited, completed the acquisition of the Gatun combined cycle natural gas development project. AES holds a 49% ownership interest in the affiliate. The Company contributed $44 million to the joint venture as of December 31, 2021 and has contributed a total of $45 million as of December 31, 2022. As the Company does not control the joint venture, it is accounted for as an equity method investment and is reported in

156 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

the MCAC SBU reportable segment.
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
In February 2021, AES Andes entered into an agreement to sell its 50% ownership interest in Guacolda for $34 million. On July 20, 2021, the Company completed the sale, resulting in a pre-tax gain on sale of $34 million, recorded in Loss on disposal and sale of business interests. Prior to its sale, the Guacolda equity method investment was reported in the South America SBU reportable segment.
Barry — The Company holds a 100% ownership interest in AES Barry Ltd. ("Barry"), a dormant entity in the U.K. that disposed of its generation and other operating assets. Due to a debt agreement, no material financial or operating decisions can be made without the banks' consent, and the Company does not control Barry. As of December 31, 2022 and 2021, other long-term liabilities included $39 million and $44 million, respectively, related to this debt agreement.
Summarized Financial Information — The following tables summarize financial information of the Company's 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates			Majority-Owned Unconsolidated Subsidiaries
Years ended December 31,	2022	2021	2020	2022	2021	2020
Revenue	$1,780	$1,316	$1,880	$1	$1	$1
Operating margin (loss)	(361)	(53)	213	(1)	(1)	(3)
Net income (loss)	(527)	(242)	(538)	—	(3)	(4)
Net income (loss) attributable to affiliates	(405)	(40)	(411)	—	(3)	(4)

December 31,	2022	2021		2022	2021
Current assets	$2,223	$1,180		$125	$122
Noncurrent assets	7,522	6,497		643	771
Current liabilities	1,931	1,414		118	126
Noncurrent liabilities	4,040	3,602		677	793
Stockholders' equity	2,978	1,792		(26)	(26)
Noncontrolling interests	796	869		(1)	—
At December 31, 2022, retained earnings included $288 million related to the undistributed losses of the Company's 50%-or-less owned affiliates. Distributions received from these affiliates were $47 million, $25 million, and $14 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the underlying equity in the net assets of our equity affiliates exceeded the aggregate carrying amount of our investments in equity affiliates by $202 million.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill — The following table summarizes the carrying amount of goodwill by reportable segment for the years ended December 31, 2022 and 2021 (in millions):

	US and Utilities	South America	MCAC	Eurasia	Corporate and Other	Total
Balance as of December 31, 2021
Goodwill	$3,127	$644	$16	$—	$1	$3,788
Accumulated impairment losses	(2,611)	—	—	—	—	(2,611)
Net balance	516	644	16	—	1	1,177
Impairment losses	(133)	(644)	—	—	—	(777)
Goodwill acquired during the year	—	—	—	—	3	3
Goodwill derecognized during the year	(40)	—	—	—	(1)	(41)
Balance as of December 31, 2022
Goodwill	3,087	644	16	—	3	3,750
Accumulated impairment losses	(2,744)	(644)	—	—	—	(3,388)
Net balance	$343	$—	$16	$—	$3	$362

157 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

AES Andes — During the fourth quarter of 2022, the Company performed the annual goodwill impairment test for the AES Andes reporting unit. The fair value of the reporting unit was determined under the income approach using a discounted cash flow valuation model. The estimated fair value was less than its carrying amount and as a result the Company recognized impairment expense of $644 million, reducing the goodwill balance of AES Andes to zero. The decrease in fair value since the date of our last impairment test was primarily driven by a higher discount rate resulting from increased interest rates and country risk premiums, as well as a decrease in forecasted energy prices and other unfavorable macroeconomic assumptions in Colombia.
AES El Salvador — During the fourth quarter of 2022, the Company performed the annual goodwill impairment test for the El Salvador reporting unit. The Company performed a quantitative impairment test and utilized the income approach. The estimated fair value was less than its carrying amount and as a result the Company recognized goodwill impairment expense of $133 million, reducing the goodwill balance of AES El Salvador to zero. Since the date of our last impairment test in 2021, the Company has seen market participants substantially increase return expectations for the perceived country risk for El Salvador. The impact of the increase has substantially increased our discount rate, resulting in a full impairment.

Other Intangible Assets — The following table summarizes the balances comprising Other intangible assets in the accompanying Consolidated Balance Sheets (in millions) as of the periods indicated:

	December 31, 2022			December 31, 2021
	Gross Balance	Accumulated Amortization	Net Balance	Gross Balance	Accumulated Amortization	Net Balance
Subject to Amortization
Internal-use software	$582	$(307)	$275	$457	$(279)	$178
Contracts	342	(40)	302	183	(48)	135
Project development rights (1)	991	(17)	974	819	(8)	811
Emissions allowances (2)	37	—	37	18	—	18
Concession rights	207	(50)	157	195	(33)	162
Other (3)	57	(20)	37	111	(17)	94
Subtotal	2,216	(434)	1,782	1,783	(385)	1,398
Indefinite-Lived Intangible Assets
Land use rights	42	—	42	28	—	28
Water rights	—	—	—	3	—	3
Transmission rights	16	—	16	19	—	19
Other	1	—	1	2	—	2
Subtotal	59	—	59	52	—	52
Total	$2,275	$(434)	$1,841	$1,835	$(385)	$1,450
_____________________________
(1)Includes emission offset fee to the Air Quality Management District ("AQMD") in order to transfer emission offsets from retired legacy Southland units to the new CCGT.
(2)Acquired or purchased emissions allowances are finite-lived intangible assets that are expensed when utilized and included in net income for the year.
(3)Includes management rights, renewable energy credits and incentives, and other individually insignificant intangible assets.
The following tables summarize other intangible assets acquired during the periods indicated (in millions):

December 31, 2022	Amount	Subject to Amortization/Indefinite-Lived	Weighted Average Amortization Period (in years)	Amortization Method
Internal-use software	$136	Subject to Amortization	14	Straight-line
Contracts	196	Subject to Amortization	23	Straight-line
Project development rights	67	Subject to Amortization	4	Straight-line
Emissions allowances	35	Subject to Amortization	Various	As utilized
Land use rights	13	Indefinite-Lived	N/A	N/A
Transmission rights	—	Indefinite-Lived	N/A	N/A
Other	1	Various	N/A	N/A
Total	$448

158 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

December 31, 2021	Amount	Subject to Amortization/Indefinite-Lived	Weighted Average Amortization Period (in years)	Amortization Method
Internal-use software	$89	Subject to Amortization	6	Straight-line
Contracts	35	Subject to Amortization	12	Straight-line
Project development rights	667	Subject to Amortization	35	Straight-line
Emissions allowances	22	Subject to Amortization	Various	As utilized
Transmission rights	—	Indefinite-Lived	N/A	N/A
Concession rights (1)	7	Subject to Amortization	12	Straight-line
Other	2	Various	N/A	N/A
Total	$822
_____________________________
(1)Represents the fair value assigned to the extension of the Tietê hydroelectric plants' concession agreement with ANEEL. See Note 13—Contingencies for further information.
The following table summarizes the estimated amortization expense by intangible asset category for 2023 through 2027:

(in millions)	2023	2024	2025	2026	2027
Internal-use software	$29	$28	$27	$26	$25
Contracts	20	17	16	16	16
Concession rights	17	16	16	16	16
Other	5	6	7	7	7
Total	$71	$67	$66	$65	$64
Intangible asset amortization expense was $71 million, $69 million and $54 million for the years ended December 31, 2022, 2021 and 2020, respectively.
10. REGULATORY ASSETS AND LIABILITIES
The Company has recorded regulatory assets and liabilities (in millions) that it expects to pass through to its customers in accordance with, and subject to, regulatory provisions as follows:

December 31,	2022	2021	Recovery/Refund Period
Regulatory assets
Current regulatory assets:
AES Indiana deferred fuel and purchased power costs	$80	$9	1 year
El Salvador energy pass through costs recovery	78	80	Quarterly
Other	79	79	1 year
Total current regulatory assets	237	168
Noncurrent regulatory assets:
AES Indiana Petersburg Units 1 and 2 retirement costs	287	300	Over life of assets
AES Indiana and AES Ohio defined benefit pension obligations (1)	194	191	Various
AES Indiana environmental costs	73	76	Various
AES Indiana deferred Midwest ISO costs	34	48	4 years
AES Indiana deferred fuel and purchased power costs	21	84	2 years
Other	115	135	Various
Total noncurrent regulatory assets	724	834
Total regulatory assets	$961	$1,002
Regulatory liabilities
Current regulatory liabilities:
Overcollection of costs to be passed back to customers	$46	$18	1 year
Other	18	1	Various
Total current regulatory liabilities	64	19
Noncurrent regulatory liabilities:
AES Indiana and AES Ohio accrued costs of removal and AROs	657	868	Over life of assets
AES Indiana and AES Ohio income taxes payable to customers through rates	134	158	Various
Other	22	30	Various
Total noncurrent regulatory liabilities	813	1,056
Total regulatory liabilities	$877	$1,075
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

159 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
•Undercollections on rate riders such as demand side management costs and deferred Midwest ISO costs at AES Indiana and competitive bidding and energy efficiency costs at AES Ohio;
•Deferred TDSIC costs and unamortized premiums reacquired or redeemed on long-term debt, which are amortized over the lives of the original issuances, at AES Indiana; and
•Vegetation management costs, decoupling deferral, and storm costs at AES Ohio.
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
In the accompanying Consolidated Balance Sheets, current regulatory assets and liabilities are reflected in Other current assets and Accrued and other liabilities, respectively, and noncurrent regulatory assets and liabilities are reflected in Other noncurrent assets and Other noncurrent liabilities, respectively. All of the regulatory assets and liabilities as of December 31, 2022 and December 31, 2021 are related to the US and Utilities SBU.
11. DEBT
NON-RECOURSE DEBT — The following table summarizes the carrying amount and terms of non-recourse debt at our subsidiaries as of the periods indicated (in millions):

NON-RECOURSE DEBT	Weighted Average Interest Rate	Maturity	December 31,
			2022	2021
Variable Rate:
Bank loans	7.42%	2023 - 2041	$3,971	$2,345
Notes and bonds	1.48%	2023 - 2045	2,137	1,121
Debt to (or guaranteed by) multilateral, export credit agencies or development banks (1)	6.59%	2023 - 2023	4	79
Other	6.64%	2023 - 2030	1,234	125
Fixed Rate:
Bank loans	6.12%	2023 - 2057	461	359
Notes and bonds	5.05%	2023 - 2079	11,130	10,914
Debt to (or guaranteed by) multilateral, export credit agencies or development banks (1)	6.75%	2024 - 2024	3	3
Other	4.95%	2023 - 2061	798	79
Unamortized (discount) premium & debt issuance (costs), net			(309)	(214)
Subtotal			$19,429	$14,811
Less: Current maturities (2)			(1,752)	(1,361)
Noncurrent maturities (2) (3)			$17,677	$13,450
_____________________________
(1)    Multilateral loans include loans funded and guaranteed by bilaterals, multilaterals, development banks and other similar institutions.
(2)    Excludes $6 million and $6 million (current) and $169 million and $128 million (noncurrent) finance lease liabilities included in the respective non-recourse debt line items on the Consolidated Balance Sheet as of December 31, 2022 and 2021, respectively. See Note 14—Leases for further information.
(3)    Excludes $25 million of failed sale-leaseback transaction liabilities included in the non-recourse debt line items on the Consolidated Balance Sheet as of December 31, 2021.
The interest rate on variable rate debt represents the total of a variable component that is based on changes in an interest rate index and a fixed component. The Company has interest rate swaps and option agreements that economically fix the variable component of the interest rates on the portion of the variable rate debt being hedged in an aggregate notional principal amount of approximately $1.3 billion on non-recourse debt outstanding at December 31, 2022.

160 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

Non-recourse debt as of December 31, 2022 is scheduled to reach maturity as shown below (in millions):

December 31,	Annual Maturities
2023	$1,761
2024	2,687
2025	2,237
2026	1,040
2027	2,720
Thereafter	9,293
Unamortized (discount) premium & debt issuance (costs), net	(309)
Total	$19,429
As of December 31, 2022, AES subsidiaries with facilities under construction had a total of approximately $283 million of committed but unused credit facilities available to fund construction and other related costs. Excluding these facilities under construction, AES subsidiaries had approximately $1.4 billion in various unused committed credit lines to support their working capital, debt service reserves and other business needs. These credit lines can be used for borrowings, letters of credit, or a combination of these uses.

161 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

Significant transactions — During the year ended December 31, 2022, the Company's subsidiaries had the following significant debt transactions:

Subsidiary	Transaction Period	Issuances	Repayments	Loss on Extinguishment of Debt
AES Andes (1)	Q1, Q2, Q3, Q4	$999	$(217)	$—
AES Brasil	Q1, Q2, Q4	779	(201)	—
AES Clean Energy (2)	Q2, Q3, Q4	1,153	(815)	(12)
AES Indiana	Q2, Q4	550	(200)	—
United Kingdom	Q1	710	(350)	—
Netherlands/Panama	Q1	500	—	—
El Salvador	Q2	348	(345)	—
AES Ohio	Q2	140	—	—
AES Dominicana Renewable Energy	Q3	120	—	—
Bulgaria	Q4	159	—	—
_____________________________
(1)Issuances and repayments relate to AES Andes S.A. and AES Colombia.
(2)Issuances and repayments relate to AES Clean Energy Development and AES Renewable Holdings entities
AES Clean Energy — In December 2022, AES Renewable Holdings OpCo 1, LLC executed a term loan in the amount of $632 million due in 2027. The proceeds were used to prepay the outstanding principal of $692 million of its six credit facilities. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $12 million.
Netherlands and Panama — In March 2022, AES Hispanola Holdings BV, a Netherlands based company, and Colon, as co-borrowers, executed a $500 million bridge loan due in 2023. The Company allocated $450 million and $50 million of the proceeds from the agreement to AES Hispanola Holdings BV and Colon, respectively.
United Kingdom — On January 6, 2022, Mercury Chile HoldCo LLC (“Mercury Chile”), a UK based company, executed a $350 million bridge loan and used the proceeds, as well as an additional capital contribution of $196 million from the Parent Company, to purchase the minority interest in AES Andes through intermediate holding companies (see Note 17—Equity for further information). On January 24, 2022, Mercury Chile issued $360 million aggregate principal of 6.5% senior secured notes due in 2027 and used the proceeds from the issuance to fully prepay the $350 million bridge loan.
Joint and Several Liability Arrangements — In December 2022, AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into an agreement whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and storage projects that are owned by the Issuers. On December 13, 2022, the Issuers entered into the Note Purchase Agreement for the issuance of up to $647 million of 6.55% Senior Notes due in 2047. The Notes were sold on December 14, 2022, at par for $647 million. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. As a result of the issuance, AES Clean Energy Development recorded a liability of $37 million, which represents its share of the Notes issued. As of December 31, 2022, the aggregate carrying amount of the Notes attributable to AES Clean Energy Development and AES Renewable Holdings was $37 million and is reflected within Non-recourse debt in the accompanying Consolidated Balance Sheets.
In 2021, AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements with aggregate commitments of $1.2 billion and maturity dates in December 2024 and September 2025. The Borrowers executed amendments to the revolving credit facilities, which resulted in an aggregate increase in the commitments of $1.3 billion, bringing the total commitments under the new agreements to $2.5 billion. There was no change to the maturity dates under the amendments. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of the amendments and increases in commitments used, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $964 million in 2022, resulting in total commitments used under the revolving credit facilities, as of December 31, 2022, of $1.3 billion, which is reflected within Non-recourse debt in the accompanying Consolidated Balance Sheets. As of December 31, 2022, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $1.8 billion.

Non-Recourse Debt Covenants, Restrictions and Defaults — The terms of the Company's non-recourse debt include certain financial and nonfinancial covenants. These covenants are limited to subsidiary activity and vary

162 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

among the subsidiaries. These covenants may include, but are not limited to, maintenance of certain reserves and financial ratios, minimum levels of working capital and limitations on incurring additional indebtedness.
As of December 31, 2022 and 2021, approximately $424 million and $370 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. Of these amounts, $285 million and $175 million, respectively, were included within Restricted cash and $139 million and $195 million, respectively, were included within Debt service reserves and other deposits in the accompanying Consolidated Balance Sheets.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $1.2 billion at December 31, 2022.
The following table summarizes the Company's subsidiary non-recourse debt in default (in millions) as of December 31, 2022. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

	Primary Nature of Default	December 31, 2022
Subsidiary		Debt in Default	Net Assets
AES Puerto Rico	Covenant	$143	$(178)
AES Ilumina (Puerto Rico)	Covenant	27	27
AES Jordan Solar	Covenant	7	10
Total		$177
The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation's recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters. As of December 31, 2022, the Company had no defaults which resulted in or were at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
RECOURSE DEBT — The following table summarizes the carrying amount and terms of recourse debt of the Company as of the periods indicated (in millions):

	Interest Rate	Final Maturity	December 31, 2022	December 31, 2021
Senior Variable Rate Term Loan	SOFR + 1.125%	2024	200	—
Senior Unsecured Note	3.30%	2025	900	900
Drawings on revolving credit facility	SOFR + 1.75%	2027	325	365
Senior Unsecured Note	1.375%	2026	800	800
Senior Unsecured Note	3.95%	2030	700	700
Senior Unsecured Note	2.45%	2031	1,000	1,000
Other (1)	CDI + 7.00%	2022	—	25
Unamortized (discount) premium & debt issuance (costs), net			(31)	(36)
Subtotal			$3,894	$3,754
Less: Current maturities			—	(25)
Noncurrent maturities			$3,894	$3,729
_____________________________
(1)Represents project-level limited recourse debt at AES Holdings Brasil Ltda.
The following table summarizes the principal amounts due under our recourse debt for the next five years and thereafter (in millions):

163 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

December 31,	Net Principal Amounts Due
2023	$—
2024	200
2025	900
2026	800
2027	325
Thereafter	1,700
Unamortized (discount) premium & debt issuance (costs), net	(31)
Total recourse debt	$3,894
In September 2022, AES executed an amendment to its revolving credit facility. The aggregate commitment under the new agreement is $1.5 billion and matures in August 2027. Prior to this amendment, the credit agreement had an aggregate commitment of $1.25 billion and a maturity date in September 2026. As of December 31, 2022, AES had outstanding drawings under its revolving credit facility of $325 million.
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

164 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

12. COMMITMENTS
The Company enters into long-term contracts for construction projects, maintenance and service, transmission of electricity, operations services and purchases of electricity and fuel. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances. The following table shows the future minimum commitments for continuing operations under these contracts as of December 31, 2022 for 2023 through 2027 and thereafter as well as actual purchases under these contracts for the years ended December 31, 2022, 2021, and 2020 (in millions):

Actual purchases during the year ended December 31,	Electricity Purchase Contracts	Fuel Purchase Contracts	Other Purchase Contracts
2020	$756	$1,573	$1,506
2021	709	2,070	1,261
2022	1,156	3,375	3,602
Future commitments for the year ending December 31,
2023	$1,190	$3,702	$4,642
2024	873	2,624	477
2025	639	1,706	303
2026	588	1,099	215
2027	586	1,117	189
Thereafter	5,924	3,134	1,515
Total	$9,800	$13,382	$7,341
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
The following table summarizes the Parent Company's contingent contractual obligations as of December 31, 2022. Amounts presented in the following table represent the Parent Company's current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,406	81	< $1 — 400
Letters of credit under the unsecured credit facilities	128	39	< $1 — 36
Letters of credit under bilateral agreements	123	2	$59 — 64
Letters of credit under the revolving credit facility	34	16	< $1 — 15
Surety bonds	2	2	< $1 — 1
Total	$2,693	140
During the year ended December 31, 2022, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended December 31, 2022 and 2021, the Company recognized liabilities of $10 million and $4 million, respectively, for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of December 31, 2022. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $12 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.

165 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $22 million and $23 million as of December 31, 2022 and 2021, respectively. These amounts are reported on the Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2022. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $51 million and $88 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions. See Note 23—Income Taxes of this Form 10-K for further information.
Tietê GSF Settlement — In December 2020, ANEEL published a regulation establishing the terms and conditions for compensation for the non-hydrological risk charged to hydro generators through the incorrect application of the GSF mechanism between 2013 and 2018. In accordance with the regulation, Tietê will be compensated in the form of a concession extension period, initially determined to be 2.7 years, which will be amortized from the date of the agreement until the end of the new concession period. As of December 31, 2020, the compensation to be received from the concession extension was estimated to have a fair value of $184 million, based on a preliminary time-value equivalent calculation made by the CCEE, and was recorded as a reversal of Non-Regulated Cost of Sales on the Consolidated Statements of Operations for the year ended December 31, 2020. In March 2021, the CCEE’s final calculation of fair value was $190 million and the Company recognized an additional reversal of Non-Regulated Cost of Sales of $6 million. In August 2021, ANEEL published Resolution 2.919/2021, establishing an extension for the end of the concession originally granted to AES Brasil’s hydroelectric plants, from 2029 to 2032. On April 14, 2022, the amended term was finalized and agreed upon by ANEEL and AES.
14. LEASES
LESSEE — Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in millions):

	Consolidated Balance Sheet Classification	December 31, 2022	December 31, 2021
Assets
Right-of-use assets — finance leases	Electric generation, distribution assets and other	$160	$125
Right-of-use assets — operating leases	Other noncurrent assets	356	278
Total right-of-use assets		$516	$403
Liabilities
Finance lease liabilities (current)	Non-recourse debt (current liabilities)	$6	$6
Finance lease liabilities (noncurrent)	Non-recourse debt (noncurrent liabilities)	169	128
Total finance lease liabilities		175	134
Operating lease liabilities (current)	Accrued and other liabilities	26	20
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	374	294
Total operating lease liabilities		400	314
Total lease liabilities		$575	$448

166 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term — finance leases	33 years	32 years
Weighted-average remaining lease term — operating leases	25 years	23 years
Weighted-average discount rate — finance leases	4.59%	4.65%
Weighted-average discount rate — operating leases	6.22%	6.70%
The following table summarizes the components of lease expense recognized in Cost of Sales on the Consolidated Statements of Operations for the periods indicated (in millions):

	Twelve Months Ended December 31,
Components of Lease Cost	2022	2021
Operating lease cost	$46	$36
Finance lease cost:
Amortization of right-of-use assets	8	4
Interest on lease liabilities	8	4
Short-term lease costs	28	21
Variable lease cost	1	1
Total lease cost	$91	$66
Operating cash outflows from operating leases included in the measurement of lease liabilities were $54 million and $39 million for the twelve months ended December 31, 2022 and 2021, respectively, and operating cash outflows from finance leases were $22 million and $2 million for the twelve months ended December 31, 2022 and 2021, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $14 million for the twelve months ended December 31, 2022.
The following table shows the future lease payments under operating and finance leases for continuing operations together with the present value of the net lease payments as of December 31, 2022 for 2023 through 2027 and thereafter (in millions):

	Maturity of Lease Liabilities
	Finance Leases	Operating Leases
2023	$10	$36
2024	9	35
2025	9	33
2026	9	32
2027	9	30
Thereafter	310	650
Total	356	816
Less: Imputed interest	(181)	(416)
Present value of lease payments	$175	$400
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
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Consolidated Statements of Operations for the periods indicated (in millions):

	Twelve Months Ended December 31,
Lease Income	2022	2021
Total lease revenue	$527	$595
Less: Variable lease revenue	(49)	(75)
Total non-variable lease revenue	$478	$520

167 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, Plant and Equipment on the Consolidated Balance Sheets as of the periods indicated (in millions):

Lease Assets	December 31, 2022	December 31, 2021
Gross assets	$1,319	$2,423
Accumulated depreciation	(139)	(765)
Net assets	$1,180	$1,658
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, or lack of performance on energy delivery. The Company has not recognized any early terminations as of December 31, 2022. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of December 31, 2022 for 2023 through 2027 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2023	$25	$387
2024	25	387
2025	25	388
2026	25	279
2027	25	203
Thereafter	367	545
Total	492	$2,189
Less: Imputed interest	(264)
Present value of total lease receipts	$228
Battery Storage Lease Arrangements — The Company constructs and operates projects consisting only of a stand-alone battery energy storage system (“BESS”) facility, as well as projects that pair a BESS with solar energy systems. These projects allow more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component typically constituting a sales-type lease. The Company recognized lease income on sales-type leases through variable payments of $2 million and $3 million and interest income of $23 million and $15 million for the years ended December 31, 2022 and 2021, respectively. During the second quarter of 2022, the Company recognized a full allowance of $20 million on a sales-type lease receivable at AES Gilbert. See Note 21—Other Income and Expense for further information.
Prior to January 1, 2022, due to the variable-based nature of lease payments under certain contracts, the Company recorded a loss at commencement of sales-type leases of $13 million for the year ended December 31, 2021. These amounts are recognized in Other expense in the Condensed Consolidated Statement of Operations. See Note 21—Other Income and Expense for further information. Effective January 1, 2022, the Company adopted ASU 2021-05 in which lessors classify and account for certain leases with primarily variable-based lease payments as operating leases. The Company adopted this standard on a prospective basis. See Note 1—General and Summary of Significant Accounting Policies for further information.
15. BENEFIT PLANS
Defined Contribution Plans — The Company sponsors four defined contribution plans ("the DC Plans"). Two plans cover U.S. non-union employees; one for Parent Company and certain US and Utilities SBU business employees, and one for AES Ohio employees. The remaining two plans include union and non-union employees at AES Indiana and union employees at AES Ohio. The DC Plans are qualified under section 401 of the Internal Revenue Code. Most U.S. employees of the Company are eligible to participate in the appropriate plan except for those employees who are covered by a collective bargaining agreement, unless such agreement specifically provides that the employee is considered an eligible employee under a plan. Within the DC Plans, the Company provides matching contributions in addition to other non-matching contributions. Participants are fully vested in their own contributions. The Company's contributions vest over various time periods ranging from immediate up to five years. For the years ended December 31, 2022, 2021 and 2020, costs for defined contribution plans were approximately $31 million, $26 million and $21 million, respectively.

168 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

Defined Benefit Plans — Certain of the Company's subsidiaries have defined benefit pension plans covering substantially all of their respective employees ("the DB Plans"). Pension benefits are based on years of credited service, age of the participant, and average earnings. Of the 28 active DB Plans as of December 31, 2022, five are at U.S. subsidiaries and the remaining plans are at foreign subsidiaries.
The following table reconciles the Company's funded status, both domestic and foreign, as of the periods indicated (in millions):

	2022		2021
	U.S.	Foreign	U.S.	Foreign
Change in projected benefit obligation:
Benefit obligation as of January 1	$1,225	$173	$1,331	$218
Service cost	14	4	14	6
Interest cost	28	17	24	15
Plan amendments	—	—	8	—
Plan curtailments	—	—	—	(23)
Plan settlements	—	—	—	(1)
Benefits paid	(65)	(13)	(101)	(10)
Divestitures	—	(1)	—	—
Actuarial (gain) loss	(288)	(11)	(51)	(16)
Effect of foreign currency exchange rate changes	—	8	—	(16)
Benefit obligation as of December 31	$914	$177	$1,225	$173
Change in plan assets:
Fair value of plan assets as of January 1	$1,218	$106	$1,249	$112
Actual return on plan assets	(250)	7	60	9
Employer contributions	8	5	10	4
Plan settlements	—	—	—	(1)
Benefits paid	(65)	(13)	(101)	(10)
Effect of foreign currency exchange rate changes	—	9	—	(8)
Fair value of plan assets as of December 31	$911	$114	$1,218	$106
Reconciliation of funded status:
Funded status as of December 31	$(3)	$(63)	$(7)	$(67)
The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to the funded status of the DB Plans, both domestic and foreign, as of the periods indicated (in millions):

December 31,	2022		2021
Amounts Recognized on the Consolidated Balance Sheets	U.S.	Foreign	U.S.	Foreign
Noncurrent assets	$34	$7	$49	$7
Accrued benefit liability—current	—	(8)	—	(7)
Accrued benefit liability—noncurrent	(37)	(62)	(56)	(67)
Net amount recognized at end of year	$(3)	$(63)	$(7)	$(67)
The following table summarizes the Company's U.S. and foreign accumulated benefit obligation as of the periods indicated (in millions):

December 31,	2022		2021
	U.S.	Foreign	U.S.	Foreign
Accumulated benefit obligation	$900	$170	$1,199	$165
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$340	$169	$458	$165
Accumulated benefit obligation	333	163	442	159
Fair value of plan assets	304	98	402	91
Information for pension plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$340	$169	$458	$165
Fair value of plan assets	304	98	402	91

169 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

The following table summarizes the significant weighted average assumptions used in the calculation of benefit obligation and net periodic benefit cost, both domestic and foreign, as of the periods indicated:

December 31,		2022			2021
		U.S.	Foreign		U.S.	Foreign
Benefit Obligation:	Discount rate	5.41%	13.23%		2.82%	10.45%
	Rate of compensation increase	2.75%	11.06%		2.75%	7.76%
Periodic Benefit Cost:	Discount rate	2.82%	10.45%	(1)	2.45%	7.53%	(1)
	Expected long-term rate of return on plan assets	4.50%	6.36%		4.91%	8.02%
	Rate of compensation increase	2.75%	7.76%		2.75%	5.69%
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
Sensitivity of the Company's pension funded status to the indicated increase or decrease in the discount rate and long-term rate of return on plan assets assumptions is shown below. Note that these sensitivities may be asymmetric and are specific to the base conditions at year-end 2022. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The funded status as of December 31, 2022 is affected by the assumptions as of that date. Pension expense for 2022 is affected by the December 31, 2021 assumptions. The impact on pension expense from a one percentage point change in these assumptions is shown in the following table (in millions):

Increase of 1% in the discount rate	$(1)
Decrease of 1% in the discount rate	4
Increase of 1% in the long-term rate of return on plan assets	(13)
Decrease of 1% in the long-term rate of return on plan assets	13
The following table summarizes the components of the net periodic benefit cost, both domestic and foreign, for the years indicated (in millions):

December 31,	2022		2021		2020
Components of Net Periodic Benefit Cost:	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$14	$4	$14	$6	$12	$6
Interest cost	28	17	24	15	35	14
Expected return on plan assets	(53)	(7)	(59)	(8)	(58)	(7)
Amortization of prior service cost	4	—	4	—	5	—
Amortization of net loss	8	1	15	3	14	2
Curtailment (gain) loss recognized	—	—	—	(17)	—	—
Total pension cost	$1	$15	$(2)	$(1)	$8	$15
The following table summarizes the amounts reflected in AOCL, including AOCL attributable to noncontrolling interests, on the Consolidated Balance Sheet as of December 31, 2022, that have not yet been recognized as components of net periodic benefit cost (in millions):

December 31, 2022	Accumulated Other Comprehensive Income (Loss)
	U.S.	Foreign
Prior service cost	$(3)	$3
Unrecognized net actuarial loss	(20)	(27)
Total	$(23)	$(24)

170 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

The following table summarizes the Company's target allocation for 2022 and pension plan asset allocation, both domestic and foreign, as of the periods indicated:

			Percentage of Plan Assets as of December 31,
	Target Allocations		2022		2021
Asset Category	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Equity securities	22%	12%	22.17%	3.53%	31.26%	14.76%
Debt securities	78%	82%	77.28%	92.14%	68.37%	82.40%
Real estate	—%	2%	—%	1.09%	—%	1.11%
Other	—%	4%	0.55%	3.24%	0.37%	1.73%
Total pension assets			100.00%	100.00%	100.00%	100.00%
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

	December 31, 2022				December 31, 2021
U.S. Plans	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities: (1)	$—	$202	$—	$202	$—	$381	$—	$381
Debt securities: (1)	—	704	—	704	—	833	—	833
Cash and cash equivalents	5	—	—	5	4	—	—	4
Total plan assets	$5	$906	$—	$911	$4	$1,214	$—	$1,218
_____________________________
(1)For the U.S. plans, the balances under the equity securities and debt securities categories represent investments through common collective trusts, for which the underlying investments are equity and debt securities.
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

		December 31, 2022				December 31, 2021
Foreign Plans		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities:	Mutual funds	$—	$3	$—	$3	$15	$—	$—	$15
	Private equity	—	—	1	1	—	—	1	1
Debt securities:	Mutual funds (1)	35	70	—	105	18	69	—	87
Real estate:	Real estate	—	—	1	1	—	—	1	1
Other:	Other assets	1	2	1	4	1	—	1	2
	Total plan assets	$36	$75	$3	$114	$34	$69	$3	$106
_____________________________
(1)Mutual funds categorized as debt securities consist of mutual funds for which debt securities are the primary underlying investment.
The following table summarizes the estimated cash flows for U.S. and foreign expected employer contributions and expected future benefit payments, both domestic and foreign (in millions):

	U.S.	Foreign
Expected employer contribution in 2023	$8	$10
Expected benefit payments for fiscal year ending:
2023	68	18
2024	69	16
2025	69	17
2026	69	19
2027	69	21
2028 - 2032	342	125

171 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

16. REDEEMABLE STOCK OF SUBSIDIARIES
The following table is a reconciliation of changes in redeemable stock of subsidiaries (in millions):

December 31,	2022	2021
Balance at the beginning of the period	$1,257	$872
Net loss	(87)	(6)
Other comprehensive income	40	19
Adjustments to redemption value	—	4
Distributions to holders of redeemable stock of subsidiaries	(64)	—
Acquisitions and reclassification of redeemable stock of subsidiaries	(60)	(211)
Contributions from holders of redeemable stock of subsidiaries	67	579
Sales of redeemable stock of subsidiaries	168	—
Balance at the end of the period	$1,321	$1,257
The following table summarizes the Company's redeemable stock of subsidiaries balances as of the periods indicated (in millions):

December 31,	2022	2021
IPALCO common stock	$782	$700
AES Clean Energy Development common stock	436	497
AES Clean Energy Development tax equity partnerships	86	—
Potengi common and preferred stock	17	—
AES Indiana preferred stock	—	60
Total redeemable stock of subsidiaries	$1,321	$1,257
AES Indiana — AES Indiana had $60 million of cumulative preferred stock outstanding as of December 31, 2021, which represented five series of preferred stock. The redemption of the preferred shares was considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity. In December 2022, AES Indiana redeemed all of its outstanding preferred shares for $60 million. The preferred shares were retired upon redemption as there is no intention for the shares to be reissued. AES Indiana is reported in the US and Utilities SBU reportable segment.
AES Clean Energy Development Tax Equity Partnerships — The majority of solar projects under AES Clean Energy Development have been financed with tax equity structures, in which tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. In some cases, these agreements contain certain partnership rights, though not currently in effect, that would enable the tax equity investor to exit in the future. As a result, the minority ownership interest is considered temporary equity.
In 2022, AES Clean Energy Development, through multiple transactions, sold noncontrolling interests in multiple project companies to tax equity partners, resulting in a $157 million increase to Redeemable stock of subsidiaries. AES Clean Energy Development is reported in the US and Utilities SBU reportable segment.
IPALCO — In December 2021, CDPQ made equity capital contributions of $34 million to AES U.S. Investments, subsequently contributed to IPALCO by AES U.S. Investments, and $48 million to IPALCO as part of a capital call to raise proceeds for AES Indiana's TDSIC and replacement generation projects. In December 2022, CDPQ made additional capital contributions of $77 million. The Company and CDPQ made capital contributions on a proportional share basis; therefore, the capital calls did not change CDPQ or AES' ownership interests in IPALCO. IPALCO is reported in the US and Utilities SBU reportable segment.

172 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

Potengi — In March 2022, Tucano Holding I (“Tucano”), a subsidiary of AES Brasil, issued new shares in the Potengi wind development project. BRF S.A. (“BRF”) acquired shares representing 24% of the equity in the project for $12 million, reducing the Company’s indirect ownership interest in Potengi to 35.5%. As the Company maintained control after the transaction, Potengi continues to be consolidated by the Company. As part of the transaction, BRF was given an option to sell its entire ownership interest at the conclusion of the PPA term. As a result, the minority ownership interest is considered temporary equity, which will be adjusted for earnings or losses allocated to the noncontrolling interest under ASC 810. Any subsequent changes in the redemption value of the exit rights will be recognized against permanent equity in accordance with ASC 480-10-S99, as it is probable that the shares will become redeemable. Potengi is reported in the South America SBU reportable segment.
Colon — In September 2021, the Company acquired the remaining 49.9% minority ownership interest in Colon, reducing the value of the Colon temporary equity to zero. See Note 17—Equity for further information. Colon is reported in the MCAC SBU reportable segment.
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

173 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
The 2024 Purchase Contracts obligate the holders to purchase, on February 15, 2024, for a price of $100 in cash, a maximum number of 57,292,650 shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2024 Purchase Contract holders may elect to settle their obligation early, in cash. The Series A Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2024 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate and is determined over a market value averaging period preceding February 15, 2024.
The initial maximum settlement rate of 3.864 was calculated using an initial reference price of $25.88, equal to the last reported sale price of the Company’s common stock on March 4, 2021. As of December 31, 2022, due to the customary anti-dilution provisions, the maximum settlement rate was 3.8691, equivalent to a reference price of $25.85. If the applicable market value of the Company’s common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company’s common stock equal to $100 divided by the applicable market value. Upon successful remarketing of the Series A Preferred Stock (“Remarketed Series A Preferred Stock”), the Company expects to receive additional cash proceeds of $1 billion and issue shares of Remarketed Series A Preferred Stock.
The Company pays Contract Adjustment Payments to the holders of the 2024 Purchase Contracts at a rate of 6.875% per annum, payable quarterly in arrears on February 15, May 15, August 15, and November 15, commencing on May 15, 2021. The $205 million present value of the Contract Adjustment Payments at inception reduced the Series A Preferred Stock. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $5 million over the three-year term. As of December 31, 2022, the present value of the Contract Adjustment Payments was $89 million.
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
Equity Transactions with Noncontrolling Interests
AES Clean Energy Tax Equity Partnerships — The majority of solar projects under AES Clean Energy have been financed with tax equity structures, in which tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects.

174 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

In 2022, AES Clean Energy Development, through multiple transactions, sold noncontrolling interests in multiple project companies to tax equity partners, resulting in a $230 million increase to NCI. In 2022, 2021 and 2020, AES Renewable Holdings completed similar sales of noncontrolling interests to tax equity partners, resulting in an $88 million, $127 million, and $144 million increase to NCI, respectively. AES Clean Energy Development and AES Renewable Holdings are reported in the US and Utilities SBU reportable segment.
Southland Energy — In November 2020, the Company completed the sale of 35% of its ownership interest in the Southland Energy assets for $424 million, which decreased the Company's economic interest to 65%. However, under the terms of the purchase and sale agreement, the Company was entitled to all earnings or losses until March 1, 2021, and any distributions related thereto. This transaction resulted in a $275 million increase in Parent Company Stockholder's Equity due to an increase in additional paid-in-capital of $266 million, net of tax and transaction costs, and the reclassification of accumulated other comprehensive losses from AOCL to NCI of $9 million.
In December 2022, the Company completed the sale of an additional 14.9% ownership interest for $157 million, which decreased the Company's economic interest to 50.1%. This transaction resulted in a $91 million increase in Parent Company Stockholder's Equity due to an increase in additional paid-in-capital of $94 million, net of tax and transaction costs, partially offset by the reclassification of accumulated other comprehensive income from AOCL to NCI of $3 million. As the Company maintained control after these transactions, Southland Energy continues to be consolidated by the Company within the US and Utilities SBU reportable segment.
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
In addition, AHB committed to migrate AES Tietê to the Novo Mercado, which is a listing segment of the Brazilian stock exchange that requires equity capital to be composed only of common shares. On December 18, 2020, the AES Tietê board approved a proposal for the corporate reorganization and exchange of shares issued by AES Tietê with newly issued shares of AES Brasil, a formerly wholly-owned entity of AES Tietê, with the intent to list AES Brasil on Novo Mercado as the 100% shareholder of AES Tietê. The reorganization and the exchange of shares was completed on March 26, 2021, and the shares issued by AES Brasil started trading on Novo Mercado on March 29, 2021. The Company maintains majority representation on AES Brasil’s board of directors.
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
In September 2022, AES Brasil commenced a private placement offering for its existing shareholders to subscribe for up to 116 million newly issued shares, of which 107 million were subscribed. AES Holdings Brasil Ltda. and noncontrolling interest holders subscribed for 54 million and 53 million shares, respectively, thereby increasing AES’ indirect beneficial interest in AES Brasil to 47.4%% and resulting in additional capital contributions from noncontrolling interest holders of $98 million, an increase in additional paid-in capital of $10 million, and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $3 million. AES Brasil is reported in the South America SBU reportable segment.
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

175 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
Guaimbê Holding — In April 2021, Guaimbê Solar Holding S.A (“Guaimbê Holding”), a subsidiary of AES Brasil which wholly owned the Guaimbê solar complex and the Alto Sertão II wind facility, issued preferred shares representing 19.9% ownership in the subsidiary for total proceeds of $158 million. The transaction decreased the Company’s indirect ownership interest in the operational entities from 45.3% to 36.3%.
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
In January 2022, Cachagua completed a tender offer for the shares of AES Andes held by minority shareholders for $522 million, net of transaction costs. Upon completion, AES' indirect beneficial interest in AES Andes increased from 67.1% to 98%. Through multiple transactions in 2022 following the tender offer, Cachagua acquired an additional 1% ownership in AES Andes for $22 million, further increasing AES’ indirect beneficial interest to 99%. The tender offer and these follow-on transactions resulted in a $172 million decrease to Parent Company Stockholder’s Equity due to a decrease in additional paid-in capital of $96 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $76 million. AES Andes is reported in the South America SBU reportable segment.
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
The following table summarizes the net income (loss) attributable to The AES Corporation and all transfers (to) from noncontrolling interests for the periods indicated (in millions):

176 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

	December 31,
	2022	2021	2020
Net income (loss) attributable to The AES Corporation	$(546)	$(409)	$46
Transfers from noncontrolling interest:
Increase (decrease) in The AES Corporation's paid-in capital for sale of subsidiary shares	78	(7)	260
Increase (decrease) in The AES Corporation's paid-in-capital for purchase of subsidiary shares	(78)	(9)	(89)
Net transfers (to) from noncontrolling interest	—	(16)	171
Change from net income (loss) attributable to The AES Corporation and transfers (to) from noncontrolling interests	$(546)	$(425)	$217
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
Accumulated Other Comprehensive Loss — The changes in AOCL by component, net of tax and noncontrolling interests, for the periods indicated were as follows (in millions):

	Foreign currency translation adjustment, net	Derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at December 31, 2020	$(1,644)	$(699)	$(54)	$(2,397)
Other comprehensive income (loss) before reclassifications	(86)	(7)	23	(70)
Amount reclassified to earnings	3	254	1	258
Other comprehensive income (loss)	(83)	247	24	188
Reclassification from NCI due to share sales and repurchases	(7)	(4)	—	(11)
Balance at December 31, 2021	$(1,734)	$(456)	$(30)	$(2,220)
Other comprehensive income (loss) before reclassifications	(37)	645	10	618
Amount reclassified to earnings	—	44	—	44
Other comprehensive income (loss)	(37)	689	10	662
Reclassification from NCI due to share sales and repurchases	(57)	(22)	(3)	(82)
Balance at December 31, 2022	$(1,828)	$211	$(23)	$(1,640)

177 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Consolidated Statements of Operations.

Details About		December 31,
AOCL Components	Affected Line Item in the Consolidated Statements of Operations	2022	2021	2020
Foreign currency translation adjustments, net
	Gain on disposal and sale of business interests	$—	$(3)	$(192)
	Net income attributable to The AES Corporation	$—	$(3)	$(192)
Derivative gains (losses), net
	Non-regulated revenue	$(1)	$(1)	$(1)
	Non-regulated cost of sales	(1)	1	(3)
	Interest expense	(58)	(85)	(60)
	Gain on disposal and sale of business interests	—	(362)	—
	Asset impairment expense	(16)	(13)	(10)
	Foreign currency transaction gains (losses)	2	(15)	(7)
	Income from continuing operations before taxes and equity in earnings of affiliates	(74)	(475)	(81)
	Income tax benefit (expense)	9	105	17
	Net equity in losses of affiliates	6	(17)	(10)
	Income from continuing operations	(59)	(387)	(74)
	Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	15	133	2
	Net income attributable to The AES Corporation	$(44)	$(254)	$(72)
Amortization of defined benefit pension actuarial losses, net
	Regulated cost of sales	$—	$—	$(1)
	Non-regulated cost of sales	(1)	(1)	1
	Other expense	(1)	(3)	—
	Income from continuing operations before taxes and equity in earnings of affiliates	(2)	(4)	—
	Income tax expense	1	3	—
	Income from continuing operations	(1)	(1)	—
	Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	1	—	—
	Net income attributable to The AES Corporation	$—	$(1)	$—
Total reclassifications for the period, net of income tax and noncontrolling interests		$(44)	$(258)	$(264)
Common Stock Dividends — The Parent Company paid dividends of $0.1580 per outstanding share to its common stockholders during the first, second, third and fourth quarters of 2022 for dividends declared in December 2021, February 2022, July 2022, and October 2022, respectively.
On December 2, 2022, the Board of Directors declared a quarterly common stock dividend of $0.1659 per share payable on February 15, 2023 to shareholders of record at the close of business on February 1, 2023.
Stock Repurchase Program — No shares were repurchased in 2022. The cumulative repurchases from the commencement of the Stock Repurchase Program in July 2010 through December 31, 2022 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of December 31, 2022, $264 million remained available for repurchase under the Stock Repurchase Program.
The common stock repurchased has been classified as treasury stock and accounted for using the cost method. A total of 150,046,537 and 151,923,418 shares were held as treasury stock at December 31, 2022 and December 31, 2021, respectively. Restricted stock units under the Company's employee benefit plans are issued from treasury stock. The Company has not retired any common stock repurchased since it began the Stock Repurchase Program in July 2010.
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

178 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
The following tables present financial information by segment for the periods indicated (in millions):

	Total Revenue
Year Ended December 31,	2022	2021	2020
US and Utilities SBU	$5,013	$4,335	$3,918
South America SBU	3,539	3,541	3,159
MCAC SBU	2,868	2,157	1,766
Eurasia SBU	1,217	1,123	828
Corporate and Other	119	116	231
Eliminations	(139)	(131)	(242)
Total Revenue	$12,617	$11,141	$9,660

Reconciliation from Income (Loss) from Continuing Operations before Taxes and Equity in Earnings of Affiliates:	Total Adjusted PTC
Year Ended December 31,	2022	2021	2020
Loss from continuing operations before taxes and equity in earnings of affiliates	$(169)	$(1,064)	$488
Add: Net equity in losses of affiliates	(71)	(24)	(123)
Less: Income from continuing operations before taxes, attributable to noncontrolling interests and redeemable stock of subsidiaries	(96)	644	(192)
Pre-tax contribution	(336)	(444)	173
Unrealized derivative and equity securities losses (gains)	128	(1)	3
Unrealized foreign currency losses (gains)	42	14	(10)
Disposition/acquisition losses	40	861	112
Impairment losses	1,658	1,153	928
Loss on extinguishment of debt	35	91	223
Net gains from early contract terminations at Angamos	—	(256)	(182)
Total Adjusted PTC	$1,567	$1,418	$1,247

	Total Adjusted PTC
Year Ended December 31,	2022	2021	2020
US and Utilities SBU	$570	$660	$505
South America SBU	573	423	534
MCAC SBU	559	314	287
Eurasia SBU	192	196	177
Corporate and Other	(326)	(182)	(256)
Eliminations	(1)	7	—
Total Adjusted PTC	$1,567	$1,418	$1,247

179 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

	Total Assets			Depreciation and Amortization			Capital Expenditures
Year Ended December 31,	2022	2021	2020	2022	2021	2020	2022	2021	2020
US and Utilities SBU	$20,531	$16,512	$14,464	$574	$549	$534	$3,352	$1,115	$1,099
South America SBU	9,423	7,728	11,329	267	273	294	1,071	833	650
MCAC SBU	4,760	4,545	4,847	155	155	164	127	143	183
Eurasia SBU	2,870	3,466	3,621	44	66	63	23	20	9
Corporate and Other	779	712	342	13	13	13	11	29	19
Total	$38,363	$32,963	$34,603	$1,053	$1,056	$1,068	$4,584	$2,140	$1,960

	Interest Income			Interest Expense
Year Ended December 31,	2022	2021	2020	2022	2021	2020
US and Utilities SBU	$50	$28	$17	$359	$362	$371
South America SBU	177	100	64	342	239	237
MCAC SBU	8	7	14	150	139	157
Eurasia SBU	151	161	171	107	98	113
Corporate and Other	3	2	2	159	73	160
Total	$389	$298	$268	$1,117	$911	$1,038

	Investments in and Advances to Affiliates			Net Equity in Earnings (Losses) of Affiliates
Year Ended December 31,	2022	2021	2020	2022	2021	2020
US and Utilities SBU	$453	$510	$568	$54	$83	$(8)
South America SBU	22	19	13	2	—	(80)
MCAC SBU	180	144	168	(14)	(23)	(11)
Eurasia SBU	11	—	1	—	2	4
Corporate and Other	286	407	85	(113)	(86)	(28)
Total	$952	$1,080	$835	$(71)	$(24)	$(123)
The following table presents information, by country, about the Company's consolidated operations for each of the three years ended December 31, 2022, 2021, and 2020, and as of December 31, 2022 and 2021 (in millions). Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Total Revenue			Long-Lived Assets (1)
Year Ended December 31,	2022	2021	2020	2022	2021
United States (2)	$4,093	$3,531	$3,243	$13,833	$11,034
Non-U.S.:
Chile	2,064	2,297	2,092	2,730	2,241
Dominican Republic	1,591	1,087	896	1,013	892
El Salvador	902	792	666	395	371
Bulgaria	790	700	444	487	1,020
Panama	678	595	519	1,880	1,907
Mexico	595	471	349	409	614
Brazil	560	471	401	1,811	1,215
Argentina	501	390	308	461	470
Colombia	417	383	358	308	349
Vietnam (3)	323	320	285	1	—
Jordan	102	98	96	41	42
Other Non-U.S.	1	6	3	26	28
Total Non-U.S.	8,524	7,610	6,417	9,562	9,149
Total	$12,617	$11,141	$9,660	$23,395	$20,183
_____________________________
(1)     For purposes of this disclosure, long-lived assets implies hard assets that cannot be readily removed, and thus excludes intangibles. Long-lived assets disclosed above include amounts recorded in Property, plant and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Consolidated Balance Sheets.
(2)     Includes Puerto Rico revenues of $293 million, $311 million, and $298 million for the years ended December 31, 2022, 2021, and 2020, respectively, and long-lived assets of $96 million and $79 million as of December 31, 2022 and 2021, respectively.
(3)     The Mong Duong II power project is operated under a BOT contract. Future expected payments for the construction performance obligation are recognized in Loan receivable on the Consolidated Balance Sheets. See Note 20—Revenue for further information.
19. SHARE-BASED COMPENSATION
RESTRICTED STOCK
Restricted Stock Units — The Company issues RSUs under its long-term compensation plan. The RSUs are generally granted based upon a percentage of the participant's base salary. Most RSUs have a three-year vesting period and vest evenly in annual increments over that period. In all circumstances, RSUs granted by AES do not entitle the holder the right, or obligate AES, to settle the RSU in cash or other assets of AES.

180 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

For the years ended December 31, 2022, 2021, and 2020, RSUs issued had a grant date fair value equal to the closing price of the Company's stock on the grant date. The Company does not discount the grant date fair values to reflect any post-vesting restrictions. RSUs granted to employees during the years ended December 31, 2022, 2021, and 2020 had grant date weighted average fair values per RSU of $20.92, $26.46, and $20.75, respectively.
The 2021 and 2022 RSUs awarded to certain executives have a performance condition related to the achievement of environmental, social and governance goals for the three-year periods ending December 31, 2023 and December 31, 2024, respectively. This performance condition can adjust the final number of units that vest to increase or decrease by up to 15% of the total units for all three years. The adjustment will be reflected in the number of units that vest at the end of the three-year performance period.
The following table summarizes the components of the Company's stock-based compensation related to its employee RSUs recognized in the Company's consolidated financial statements (in millions):

December 31,	2022	2021	2020
RSU expense before income tax	$16	$12	$10
Tax benefit	(2)	(2)	(2)
RSU expense, net of tax	$14	$10	$8
Total value of RSUs converted (1)	$8	$13	$11
Total fair value of RSUs vested	$13	$10	$10
_____________________________
(1)Amount represents fair market value on the date of conversion.
Cash was not used to settle RSUs or compensation cost capitalized as part of the cost of an asset for the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022, total unrecognized compensation cost related to RSUs of $25 million is expected to be recognized over a weighted average period of approximately 2.16 years. There were no modifications to RSU awards during the year ended December 31, 2022.
A summary of the activity of RSUs for the year ended December 31, 2022 follows (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Values	Weighted Average Remaining Vesting Term
Nonvested at December 31, 2021	1,558	$24.14
Vested	(576)	22.33
Forfeited and expired	(102)	23.72
Granted	821	20.92
Nonvested at December 31, 2022	1,701	$23.22	1.97
Expected to vest at December 31, 2022	1,572	$23.25
The Company initially recognizes compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. In 2022, AES has estimated a weighted average forfeiture rate of 5.27% for RSUs granted in 2022. This estimate will be revised if subsequent information indicates that the actual number of instruments forfeited is likely to differ from previous estimates. Based on the estimated forfeiture rate, the Company expects to expense $16 million on a straight-line basis over a weighted average period of three years years.
The following table summarizes the RSUs that vested and were converted during the periods indicated (RSUs in thousands):

Year Ended December 31,	2022	2021	2020
RSUs vested during the year	576	634	806
RSUs converted during the year, net of shares withheld for taxes	380	452	547
Shares withheld for taxes	196	182	259
OTHER SHARE BASED COMPENSATION
The Company has three other share-based award programs. The Company has recorded expense of $23 million, $14 million, and $21 million for 2022, 2021, and 2020, respectively, related to these programs.
Stock options — AES grants options to purchase shares of common stock under stock option plans to non-employee directors. Under the terms of the plans, the Company may issue options to purchase shares of the Company's common stock at a price equal to 100% of the market price at the date the option is granted. Stock options issued in 2020, 2021, and 2022 have a three-year vesting schedule and vest in one-third increments over

181 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

the three-year period. The stock options have a contractual term of 10 years. In all circumstances, stock options granted by AES do not entitle the holder the right, or obligate AES, to settle the stock option in cash or other assets of AES.
Performance Stock Units — In 2020, 2021, and 2022, the Company issued PSUs to officers under its long-term compensation plan. PSUs are stock units which include performance conditions. For 2020, 2021, and 2022, performance conditions are based on the Company’s Parent Free Cash Flow target. The performance conditions determine the vesting and final share equivalent per PSU and can result in earning an award payout range of 0% to 200%, depending on the achievement. The Company believes it is probable that the performance condition will be met and will continue to be evaluated throughout the performance period. In all circumstances, PSUs granted by AES do not entitle the holder the right, or obligate AES, to settle the stock units in cash or other assets of AES.
Performance Cash Units — In 2020, 2021, and 2022, the Company issued PCUs to its officers under its long-term compensation plan. The value for the 2020, 2021, and 2022 units is dependent on the market condition of total stockholder return on AES common stock as compared to the total stockholder return of the Standard and Poor's 500 Utilities Sector Index, Standard and Poor's 500 Index, and MSCI Emerging Markets Latin America Index over a three-year measurement period. Since PCUs are settled in cash, they qualify for liability accounting and periodic measurement is required.
20. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Year Ended December 31, 2022
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$3,507	$—	$—	$—	$—	$3,507
Other regulated revenue	31	—	—	—	—	31
Total regulated revenue	3,538	—	—	—	—	3,538
Non-Regulated Revenue
Revenue from contracts with customers	1,374	3,514	2,770	1,002	(21)	8,639
Other non-regulated revenue (1)	101	25	98	215	1	440
Total non-regulated revenue	1,475	3,539	2,868	1,217	(20)	9,079
Total revenue	$5,013	$3,539	$2,868	$1,217	$(20)	$12,617

	Year Ended December 31, 2021
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,831	$—	$—	$—	$—	$2,831
Other regulated revenue	37	—	—	—	—	37
Total regulated revenue	2,868	—	$—	—	—	2,868
Non-Regulated Revenue
Revenue from contracts with customers	1,132	3,531	2,057	881	(15)	7,586
Other non-regulated revenue (1)	335	10	100	242	—	687
Total non-regulated revenue	1,467	3,541	2,157	1,123	(15)	8,273
Total revenue	$4,335	$3,541	$2,157	$1,123	$(15)	$11,141

182 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

	Year Ended December 31, 2020
	US and Utilities SBU	South America SBU	MCAC SBU	Eurasia SBU	Corporate, Other and Eliminations	Total
Regulated Revenue
Revenue from contracts with customers	$2,626	$—	$—	$—	$—	$2,626
Other regulated revenue	35	—	—	—	—	35
Total regulated revenue	2,661	—	—	—	—	2,661
Non-Regulated Revenue
Revenue from contracts with customers	1,015	3,151	1,668	594	(10)	6,418
Other non-regulated revenue (1)	242	8	98	234	(1)	581
Total non-regulated revenue	1,257	3,159	1,766	828	(11)	6,999
Total revenue	$3,918	$3,159	$1,766	$828	$(11)	$9,660
_____________________________
(1)Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $337 million and $216 million as of December 31, 2022 and December 31, 2021, respectively.
During the years ended December 31, 2022 and 2021, we recognized revenue of $36 million and $410 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
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
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a BOT contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected on the Consolidated Balance Sheet. As of December 31, 2021, Mong Duong met the held-for-sale criteria and the loan receivable balance of $1.2 billion, net of CECL reserve of $30 million, was classified as held-for-sale assets. Of the loan receivable balance, $91 million was classified as Current held-for-sale assets, and $1.1 billion was classified as Noncurrent held-for-sale assets. As of December 31, 2022, Mong Duong no longer met the held-for-sale criteria, as such, the loan receivable balance of $1.1 billion, net of CECL reserve of $28 million, was classified as a Loan receivable on the Consolidated Balance Sheet. See Note 24—Held-for-Sale and Dispositions for further information.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of December 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was $9 million, primarily consisting of fixed consideration for the sale of renewable energy credits ("RECs") in long-term contracts in the U.S. We expect to recognize revenue on approximately one-fifth of the remaining performance obligations in 2023 and 2024, with the remainder recognized thereafter.
21. OTHER INCOME AND EXPENSE
Other income generally includes gains on insurance recoveries in excess of property damage, gains on asset sales and liability extinguishments, favorable judgments on contingencies, allowance for funds used during construction, and other income from miscellaneous transactions. Other expense generally includes losses on asset

183 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

sales and dispositions, losses on legal contingencies, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

	Year Ended December 31,	2022	2021	2020
Other Income	Gain on remeasurement of investment (1)	$22	$—	$—
	Insurance proceeds (2)	12	—	—
	AFUDC (US Utilities)	10	8	5
	Liquidated damages under a power sales agreement	10	—	—
	Legal settlements (3)	6	53	—
	Gain on remeasurement to acquisition-date fair value (4)	5	254	—
	Non-service pension income	5	10	—
	Gain on acquired customer contracts	5	—	—
	Gain on remeasurement of contingent consideration (5)	3	28	—
	Gain on sale of assets (6)	—	24	46
	Gain on pension curtailment	—	11	—
	Other	24	22	24
	Total other income	$102	$410	$75

Other Expense	Cost of disposition of business interests (7)	$15	$—	$—
	Loss on sale and disposal of assets	13	14	7
	Legal contingencies and settlements	8	2	15
	Loss on commencement of sales-type leases (8)	5	13	—
	Loss on sale of receivables (9)	—	9	20
	Other	27	22	11
	Total other expense	$68	$60	$53
_____________________________
(1)Related to the remeasurement of our existing investment in 5B, accounted for using the measurement alternative.
(2)Primarily related to insurance recoveries associated with property damage at TermoAndes.
(3)For the year ended December 31, 2021, primarily related to settlement of legal arbitration at Alto Maipo.
(4)For the year ended December 31, 2021, related to the remeasurement of our existing equity interest in sPower’s development platform as part of the step acquisition to form AES Clean Energy Development. See Note 25—Acquisitions for further information.
(5)For the year ended December 31, 2021, primarily related to the remeasurement of contingent consideration on the Great Cove Solar acquisition at AES Clean Energy. See Note 25—Acquisitions for further information.
(6)For the year ended December 31, 2020, primarily associated with the gain on sale of Redondo Beach land at Southland. See Note 24—Held-for-Sale and Dispositions for further information.
(7)Cost of disposition of a business interest at AES Gilbert due to a fire incident in April 2022, including the recognition of an allowance on the sales-type lease receivable.
(8)Related to losses recognized at commencement of sales-type leases at AES Renewable Holdings. See Note 14—Leases for further information.
(9)Associated with loss on sale of Stabilization Fund receivables at AES Andes. See Note 7—Financing Receivables for further information.

22. ASSET IMPAIRMENT EXPENSE

Year ended December 31, (in millions)	2022	2021	2020
Maritza	$468	$—	$—
TEG TEP	193	—	—
Jordan	76	—	—
Ventanas 3 & 4	—	649	—
Puerto Rico	—	475	—
Angamos	—	155	564
Buffalo Gap III	—	91	—
Buffalo Gap II	—	73	—
Mountain View I & II	—	67	—
Buffalo Gap I	—	29	—
Estrella del Mar I	—	11	30
Ventanas 1 & 2	—	—	213
Hawaii	—	—	38
Other	26	25	19
Total	$763	$1,575	$864
TEG TEP — On October 1, 2022, the Company performed the annual goodwill impairment test for the TEG TEP reporting unit. The quantitative impairment test resulted in an estimated fair value of the reporting unit which was less than its carrying amount. The failure of the goodwill impairment test was identified as an impairment indicator for the long-lived assets of the TEG TEP reporting unit. The Company performed an impairment analysis as of October 1, 2022, in which it was determined that the carrying amount of the asset group was not recoverable. The TEG TEP asset group was determined to have a fair value of $311 million using the income approach. As a

184 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

result, the Company recognized pre-tax asset impairment expense of $193 million. Subsequent to the asset impairment being recorded, the Company re-performed the goodwill test and no impairment was noted. TEG TEP is reported in the MCAC SBU reportable segment.
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in Amman East and IPP4 for $58 million and as of December 31, 2022, the generation plants were classified as held-for-sale. Due to the delay in closing the transaction, the carrying amount of the asset group in subsequent periods exceeded the agreed-upon sales price and total pre-tax impairment expense of $76 million was recorded during 2022. See Note 24—Held-for-Sale and Dispositions for further information. Jordan is reported in the Eurasia SBU reportable segment.
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

185 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
Hawaii — In July 2020, the Hawaii State Legislature passed Senate Bill 2629 which will prohibit AES Hawaii from generating electricity from coal after December 31, 2022. Therefore, management further reassessed the economic useful life of the generation facility and a decrease in the useful life was identified as an impairment indicator. The Company performed an impairment analysis and determined that the carrying amount of the asset group was not recoverable. As a result, the Company recognized asset impairment expense of $38 million during the third quarter of 2020. The Company retired the generation facility in August 2022. Hawaii is reported in the US and Utilities SBU reportable segment.
23. INCOME TAXES
Income Tax Provision — The following table summarizes the expense for income taxes on continuing operations for the periods indicated (in millions):

December 31,		2022	2021	2020
Federal:	Current	$3	$(2)	$(8)
	Deferred	(18)	42	(17)
State:	Current	2	1	—
	Deferred	1	18	2
Foreign:	Current	256	273	458
	Deferred	21	(465)	(219)
Total		$265	$(133)	$216
Effective and Statutory Rate Reconciliation — The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the Company's effective tax rate as a percentage of income from continuing operations before taxes for the periods indicated:

December 31,	2022	2021	2020
Statutory Federal tax rate	21%	21%	21%
State taxes, net of Federal tax benefit	(1)%	(6)%	(6)%
Taxes on foreign earnings	(42)%	(2)%	15%
Valuation allowance	(10)%	7%	16%
Uncertain tax positions	7%	16%	—%
Change in tax law	—%	(1)%	3%
U.S. Investment Tax Credit	—%	—%	(8)%
Alto Maipo deconsolidation	—%	(17)%	—%
Noncontrolling interest on Buffalo Gap impairments	—%	(3)%	—%
Nondeductible goodwill impairments	(127)%	—%	—%
Other—net	(5)%	(2)%	3%
Effective tax rate	(157)%	13%	44%
For 2022, included in the (42)% taxes on foreign earnings is the impact of favorable LNG sales at certain MCAC businesses and inflation and foreign currency impacts at certain Argentine businesses. The (127)% nondeductible goodwill impairments relates to the impairments at AES Andes and AES El Salvador. Not included in the 2022 effective tax rate is $27 million of income tax expense recorded to additional paid-in capital related to the Company's sale of 14.9% of its ownership interest in the Southland Energy assets. See Note 17—Equity for details of the sale.
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

186 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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

December 31,	2022	2021
Income taxes receivable—current	$107	$184
Income taxes receivable—noncurrent	69	2
Total income taxes receivable	$176	$186
Income taxes payable—current	$104	$133
Income taxes payable—noncurrent	—	—
Total income taxes payable	$104	$133
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
As of December 31, 2022, the Company had federal net operating loss carryforwards for tax return purposes of approximately $1.4 billion, of which approximately $30 million expire in 2036 and $1.37 billion carry forward indefinitely. The Company also had federal general business tax credit carryforwards of approximately $70 million, of which $14 million expire in years 2023 to 2032 and $56 million expire in years 2035 to 2042. Additionally, the Company had state net operating loss carryforwards as of December 31, 2022 of approximately $6.1 billion expiring primarily in years 2023 to 2042. As of December 31, 2022, the Company had foreign net operating loss carryforwards of approximately $2.1 billion that expire at various times beginning in 2023 and some of which carry forward without expiration.
Valuation allowances increased $49 million during 2022 to $577 million at December 31, 2022. This net increase was primarily the result of valuation allowance established at acquisition of a Brazilian subsidiary.
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

187 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

The following table summarizes deferred tax assets and liabilities, as of the periods indicated (in millions):

December 31,	2022	2021
Differences between book and tax basis of property	$(903)	$(961)
Investment in U.S. tax partnerships	(582)	(629)
Other taxable temporary differences	(350)	(418)
Total deferred tax liability	(1,835)	(2,008)
Operating loss carryforwards	1,129	979
Capital loss carryforwards	62	77
Bad debt and other book provisions	57	380
Tax credit carryforwards	62	68
Other deductible temporary differences	282	464
Total gross deferred tax asset	1,592	1,968
Less: Valuation allowance	(577)	(528)
Total net deferred tax asset	1,015	1,440
Net deferred tax liability	$(820)	$(568)
The Company considers undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested outside of the U.S. Except for the one-time transition tax in the U.S., no taxes have been recorded with respect to our indefinitely reinvested earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, the Company may be subject to additional foreign withholding and state income taxes. Under the TCJA, future distributions from foreign subsidiaries will generally be subject to a federal dividends received deduction in the U.S. As of December 31, 2022, the cumulative amount of U.S. GAAP foreign un-remitted earnings upon which additional income taxes have not been provided is approximately $3 billion. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.
Income from operations in certain countries is subject to reduced tax rates as a result of satisfying specific commitments regarding employment and capital investment. The Company's income tax benefits related to the tax status of these operations are estimated to be $27 million, $27 million and $33 million for the years ended December 31, 2022, 2021 and 2020, respectively. The per share effect of these benefits after noncontrolling interests was $0.02, $0.02 and $0.03 for the years ended December 31, 2022, 2021 and 2020, respectively. Included in the Company's income tax benefits is the benefit related to our operations in Vietnam, which is estimated to be $18 million, $16 million and $16 million for the years ended December 31, 2022, 2021 and 2020, respectively. The per share effect of these benefits related to our operations in Vietnam after noncontrolling interest was $0.01 for each of the years ended December 31, 2022, 2021 and 2020.
The following table shows the income (loss) from continuing operations, before income taxes, net equity in earnings of affiliates and noncontrolling interests, for the periods indicated (in millions):

December 31,	2022	2021	2020
U.S.	$22	$622	$(135)
Non-U.S.	(191)	(1,686)	623
Total	$(169)	$(1,064)	$488
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

December 31,	2022	2021
Interest related	$2	$2
Penalties related	—	1
The following table shows the expense/(benefit) related to interest and penalties on unrecognized tax benefits for the periods indicated (in millions):

December 31,	2022	2021	2020
Total benefit for interest related to unrecognized tax benefits	$—	$1	$—
Total expense for penalties related to unrecognized tax benefits	—	1	—
We are potentially subject to income tax audits in numerous jurisdictions in the U.S. and internationally until the applicable statute of limitations expires. Tax audits by their nature are often complex and can require several years to complete. The following is a summary of tax years potentially subject to examination in the significant tax and

188 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

business jurisdictions in which we operate:

Jurisdiction	Tax Years Subject to Examination
Argentina	2016-2022
Brazil	2016-2022
Chile	2019-2022
Colombia	2016-2022
Dominican Republic	2019-2022
El Salvador	2019-2022
Netherlands	2016-2022
Panama	2019-2022
United Kingdom	2019-2022
United States (Federal)	2017-2022
As of December 31, 2022, 2021 and 2020, the total amount of unrecognized tax benefits was $107 million, $122 million and $458 million, respectively. The total amount of unrecognized tax benefits that would benefit the effective tax rate as of December 31, 2022, 2021 and 2020 is $107 million, $122 million and $439 million, respectively, of which $2 million, $4 million, and $33 million, respectively, would be in the form of tax attributes that would warrant a full valuation allowance. Further, the total amount of unrecognized tax benefit that would benefit the effective tax rate as of 2022 would be reduced by approximately $34 million of tax expense related to remeasurement from 35% to 21%.
The total amount of unrecognized tax benefits anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2022 is estimated to be between zero and $10 million, primarily relating to statute of limitation lapses and tax exam settlements.
The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the periods indicated (in millions):

	2022	2021	2020
Balance at January 1	$122	$458	$465
Additions for current year tax positions	4	28	—
Additions for tax positions of prior years	—	14	3
Reductions for tax positions of prior years	(16)	—	(6)
Settlements	(3)	(377)	—
Lapse of statute of limitations	—	(1)	(4)
Balance at December 31	$107	$122	$458
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
The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of current or future examinations may exceed our provision for current unrecognized tax benefits in amounts that could be material, but cannot be estimated as of December 31, 2022. Our effective tax rate and net income in any given future period could therefore be materially impacted.

189 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

24. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Mong Duong — In December 2020, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V, an SPV accounted for as an equity affiliate. As a result, the Mong Duong plant and SPV were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. The transaction was not closed by December 31, 2022 and the agreement was terminated by the parties. As of December 31, 2022, the Mong Duong plant and SPV no longer met the held-for-sale criteria and were reclassified to held and used. Mong Duong is reported in the Eurasia SBU reportable segment.
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in IPP1 and IPP4 for $58 million. The sale is expected to close in 2023. After completion of the sale, the Company will retain a 10% ownership interest in IPP1 and IPP4, which will be accounted for as an equity method investment. As of December 31, 2022, the generation plants were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of December 31, 2022 was $164 million. Jordan is reported in the Eurasia SBU reportable segment.
Excluding any impairment charges, pre-tax income attributable to AES of businesses held-for-sale as of December 31, 2022 was as follows (in millions):

Year Ended December 31,	2022	2021	2020
Jordan	(6)	21	20
Dispositions
Colon transmission line — In December 2021, Gas Natural Atlántico II S. de. R.L., completed the sale of its transmission line to Empresa de Transmision Electrica, S.A., a government entity in charge of transmission of energy in Panama, for $51 million, resulting in a pre-tax gain on sale of $6 million, reported in Other income on the Consolidated Statement of Operations. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, the Colon transmission line was reported in the MCAC SBU reportable segment.
Alto Maipo — In November 2021, Alto Maipo SpA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Therefore, the Company determined it no longer had control over Alto Maipo, resulting in its deconsolidation. The Company recorded a pre-tax loss on deconsolidation of $2,074 million in Loss on disposal and sale of business interests on the Consolidated Statement of Operations. As Alto Maipo represents a component of AES Andes’ single reporting unit, the carrying value of the net assets of Alto Maipo included an allocation of $224 million of AES Andes’ consolidated goodwill balance of $868 million prior to deconsolidation. The Company allocated AES Andes’ goodwill based on the relative fair value of the component, which was determined based on the relative fair values of the business to be disposed and the portion of the reporting unit to be retained. Subsequent to the deconsolidation of Alto Maipo, the company evaluated the remaining Andes Reporting Unit goodwill and determined the goodwill was not at-risk.
The deconsolidation did not meet the criteria to be reported as discontinued operations. After deconsolidation, the Company's retained investment in Alto Maipo was recognized as a financial asset with zero fair value, utilizing a restructuring model of cash flows and a cost of equity of 21%. Prior to deconsolidation, Alto Maipo was reported in the South America SBU reportable segment. See Note 5—Fair Value, Note 8—Investments In and Advances to Affiliates, Note 9—Goodwill and Other Intangible Assets, and Note 17—Equity for further information.
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

190 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
The following table summarizes, excluding any impairment charge or gain/loss on sale, the pre-tax income attributable to AES of disposed businesses for the periods indicated (in millions):

Year Ended December 31,	2021	2020
Alto Maipo	$35	$11
Itabo	5	41
Estrella de Mar I	—	5
Total	$40	$57
25. ACQUISITIONS
Cubico II — On November 30,2022, the Company, through its subsidiary AES Brasil Energia S.A ("AES Brasil") acquired 100% of shares of an operational wind complex comprised of (i) Ventos de São Tomé Holding S.A., (ii) Ventos de São Tito Holdings S.A., and (iii) REB Empreendimentos e Administradora de Bens S.A. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. The assets acquired and liabilities assumed were recorded at their relative fair values. The total purchase price for the acquisition was $185 million. The Cubico II wind complex is recorded in the South America SBU reportable segment.
Agua Clara — On June 17, 2022, the Company, through its subsidiaries AES Dominicana Renewable Energy and AES Andres DR, S.A., acquired 85% of the equity interests in Agua Clara, S.A.S., a wind project, for consideration of $98 million. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. As Agua Clara is not a VIE, any difference between the fair value of the assets and consideration transferred was allocated to PP&E on a relative fair value basis. Agua Clara is reported in the MCAC SBU reportable segment.

191 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
New York Wind — In November 2021, AES Clean Energy Development, LLC completed the acquisition of Cogentrix Valcour Intermediate Holdings, LLC for $352 million cash consideration, including customary purchase price adjustments, plus the assumption of $126 million of non-recourse debt. The transaction includes operating wind assets spread across six sites and will complement AES Clean Energy’s existing operating and development solar and energy storage assets in the state of New York. The transaction was accounted for as a business combination, therefore, the assets acquired and liabilities assumed at acquisition date were recorded at their fair values, which resulted in the recognition of $199 million of goodwill. This goodwill represents the opportunity to repower the acquired assets and thus obtain additional cash flows from the asset group. The Company has recorded preliminary amounts for the purchase price allocation in 2021. New York Wind is reported in the US and Utilities SBU reportable segment.
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
Community Energy — In December 2021, AES Clean Energy Development, LLC completed the acquisition of Community Energy, LLC for $217 million cash consideration, including customary purchase price adjustments, plus the assumption of $38 million of non-recourse debt. At closing, the Company made a cash payment of $232 million, which included $15 million of the assumed non-recourse debt. The transaction was accounted for as a business combination; therefore, the assets acquired and liabilities assumed at the acquisition date were recorded at their fair values, which resulted in the recognition of $90 million of goodwill. Community Energy is reported in the US and Utilities SBU reportable segment.
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

192 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
Serra Verde Wind Complex — In July 2021, AES Brasil completed the acquisition of the Serra Verde Wind Complex for $18 million, subject to customary working capital adjustments, of which $6 million was paid in cash and the remaining $12 million will be paid in two annual installments ending on July 19, 2023. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business; therefore, the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. Serra Verde is reported in the South America SBU reportable segment.
Cajuína Wind Complex — In May 2021, AES Brasil completed the acquisition of the Cajuína Wind Complex phase I for $22 million, subject to customary working capital adjustments. On July 29, 2021, AES Brasil completed the acquisition of the Cajuína Wind Complex phase II for $24 million, subject to customary working capital adjustments, including $3 million of contingent consideration. The Company made initial cash payments of $6 million for each acquisition and the remaining balances will be paid in three annual installments ending on March 31, 2024 and on July 29, 2024, respectively. These transactions were accounted for as asset acquisitions of variable interest entities that did not meet the definition of a business; therefore, the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. Cajuína is reported in the South America SBU reportable segment.
Cubico I — In April 2021, AES Brasil completed the acquisition of the Cubico I wind complex for $109 million, subject to customary working capital adjustments. The transaction was accounted for as an asset acquisition, therefore the consideration transferred, plus transaction costs, were allocated to the individual assets acquired and liabilities assumed based on their relative fair values. Cubico I is reported in the South America SBU reportable segment.
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

193 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the years ended December 31, 2022, 2021 and 2020, where income represents the numerator and weighted-average shares represent the denominator.

194 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

Year Ended December 31,	2022			2021			2020
(in millions, except per share data)	Loss	Shares	$ per Share	Loss	Shares	$ per Share	Income	Shares	$ per Share
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$(546)	668	$(0.82)	$(413)	666	$(0.62)	$43	665	$0.06
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—	—	1	—
Restricted stock units	—	—	—	—	—	—	—	2	—
Equity units	—	—	—	—	—	—	—	—	—
DILUTED EARNINGS (LOSS) PER SHARE	$(546)	668	$(0.82)	$(413)	666	$(0.62)	$43	668	$0.06
For the years ended December 31, 2022 and December 31, 2021, the calculation of diluted earnings per share excluded 5 million outstanding stock awards and 40 million shares underlying our March 2021 Equity Units because their impact would be anti-dilutive given the loss from continuing operations. These shares could potentially dilute basic earnings per share in the future. Had the Company generated income, potential shares of common stock of 3 million and 4 million related to the stock awards and 40 million and 33 million related to the Equity Units, would have been included in diluted weighted-average shares outstanding for the years ended December 31, 2022 and December 31, 2021, respectively.
As described in Note 17—Equity, the Company issued 10,430,500 Equity Units in March 2021 with a total notional value of $1,043 million. Each Equity Unit has a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a 2024 Purchase Contract and a 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. Prior to February 15, 2024, the Series A Preferred Stock may be converted at the option of the holder only in connection with a fundamental change. On and after February 15, 2024, the Series A Preferred Stock may be converted freely at the option of the holder. Upon conversion, the Company will deliver to the holder with respect to each share of Series A Preferred Stock being converted (i) a share of our Series B Preferred Stock, or, solely with respect to conversions in connection with a redemption, cash and (ii) shares of our common stock, if any, in respect of any conversion value in excess of the liquidation preference of the preferred stock being converted. The conversion rate is initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which is equivalent to an initial conversion price of approximately $31.70 per share of common stock. As of December 31, 2022, due to customary anti-dilution provisions, the conversion rate was 31.5846, equivalent to a conversion price of approximately $31.66 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts are being accounted for as one unit of account. In calculating diluted EPS, the Company has applied the if-converted method to determine the impact of the forward purchase feature and considered if there are incremental shares that should be included related to the Series A Preferred conversion value.
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
Operating and Economic Risks — The Company operates in several developing economies where macroeconomic conditions are typically more volatile than developed economies. Deteriorating market conditions and evolving industry expectations to transition away from fossil fuel sources for generation expose the Company to the risk of decreased earnings and cash flows due to, among other factors, adverse fluctuations in the commodities and foreign currency spot markets, and potential changes in the estimated useful lives of our thermal plants. Additionally, credit markets around the globe continue to tighten their standards, which could impact our ability to finance growth projects through access to capital markets. Currently, the Company has an investment grade rating from both Standard & Poor's and Fitch of BBB- and an investment grade rating from Moody's of Baa3. A downgrade in our current investment grade ratings could affect the Company's ability to finance new and/or existing development projects at competitive interest rates. As of December 31, 2022, the Company had $1.4 billion of unrestricted cash and cash equivalents.

195 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

During 2022, 68% of our revenue was generated outside the U.S. and a significant portion of our international operations is conducted in developing countries. We continue to invest in several developing countries to expand our existing platform and operations. International operations, particularly the operation, financing, and development of projects in developing countries, entail significant risks and uncertainties, including, without limitation:
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

196 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

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
Concentrations — Due to the geographical diversity of its operations, the Company does not have any significant concentration of customers or sources of fuel supply. Several of the Company's generation businesses rely on PPAs with one or a limited number of customers for the majority of, and in some cases all of, the relevant businesses' output over the term of the PPAs. However, no single customer accounted for 10% or more of total revenue in 2022, 2021 or 2020.
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
28. RELATED PARTY TRANSACTIONS
Certain of our businesses in Panama and the Dominican Republic are partially owned by governments either directly or through state-owned institutions. In the ordinary course of business, these businesses enter into energy purchase and sale transactions, and transmission agreements with other state-owned institutions which are controlled by such governments. At two of our generation businesses in Mexico, the offtakers exercise significant influence, but not control, through representation on these businesses' Boards of Directors. These offtakers are also required to hold a nominal ownership interest in such businesses. Furthermore, in 2021, the Company began construction projects with Fluence relating to energy storage. These related party transactions primarily present themselves as construction in progress as seen below. Additionally, the Company provides certain support and management services to several of its affiliates under various agreements.
The Company's Consolidated Statements of Operations included the following transactions with related parties for the periods indicated (in millions):

197 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

Years Ended December 31,	2022	2021	2020
Revenue—Non-Regulated	$1,093	$1,159	$1,506
Cost of Sales—Non-Regulated	352	324	504
Interest income	10	12	20
Interest expense	95	88	131
The following table summarizes the balance sheet accounts with related parties included in the Company's Consolidated Balance Sheets as of the periods indicated (in millions):

December 31,	2022	2021
Receivables from related parties	$484	$131
Accounts and notes payable to related parties (1)	1,264	1,421
Construction in progress	714	134
_____________________________
(1)Includes $1 billion of debt to Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate as of December 31, 2022 (see Note 11—Debt). For the December 31, 2021 balance, the debt balance at the SPV was classified to held-for-sale liabilities on the Consolidated Balance Sheet.
29. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly Financial Data — The following tables summarize the unaudited quarterly Condensed Consolidated Statements of Operations for the Company for 2022 and 2021 (amounts in millions, except per share data). Amounts have been restated to reflect discontinued operations in all periods presented and reflect all adjustments necessary in the opinion of management for a fair statement of the results for interim periods.

Quarter Ended 2022	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$2,852	$3,078	$3,627	$3,060
Operating margin	530	563	892	563
Income (loss) from continuing operations, net of tax (1)	171	(136)	446	(986)
Net income (loss) attributable to The AES Corporation	$115	$(179)	$421	$(903)
Basic earnings (loss) per share:
Net income (loss) attributable to The AES Corporation common stockholders	$0.17	$(0.27)	$0.63	$(1.35)
Diluted earnings (loss) per share:
Net income (loss) attributable to The AES Corporation common stockholders	$0.16	$(0.27)	$0.59	$(1.35)
Dividends declared per common share	$0.16	$—	$0.16	$0.32

Quarter Ended 2021	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$2,635	$2,700	$3,036	$2,770
Operating margin	664	728	760	559
Income (loss) from continuing operations, net of tax (2)	(29)	(81)	485	(1,330)
Income from discontinued operations, net of tax	—	4	—	—
Net income (loss)	$(29)	$(77)	$485	$(1,330)
Net income (loss) attributable to The AES Corporation	$(148)	$28	$343	$(632)
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.22)	$0.03	$0.52	$(0.95)
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	—	—
Net income (loss) attributable to The AES Corporation common stockholders	$(0.22)	$0.04	$0.52	$(0.95)
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.22)	$0.03	$0.48	$(0.95)
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	—	—
Net income (loss) attributable to The AES Corporation common stockholders	$(0.22)	$0.04	$0.48	$(0.95)
Dividends declared per common share	$0.15	$—	$0.15	$0.31
_____________________________
(1)Includes pre-tax impairment expense of $482 million, $50 million, and $230 million in the second, third, and fourth quarters of 2022, respectively (See Note 22—Asset Impairment Expense), pre-tax goodwill impairment expense of $777 million in the fourth quarter of 2022 (See Note 9—Goodwill and Other Intangible Assets), and other non-operating expense of $175 million in the fourth quarter of 2022 (See Note 8—Investments in and Advances to Equity Affiliates).
(2)Includes pre-tax impairment expense of $473 million, $872 million, and $201 million in the first, second, and fourth quarters of 2021, respectively (See Note 22—Asset Impairment Expense), and pre-tax loss on sale of business interests of $1.8 billion, primarily due to the deconsolidation of Alto Maipo, in the fourth quarter of 2021 (See Note 24—Held-for-Sale and Dispositions).

198 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2022, 2021 and 2020

30. SUBSEQUENT EVENTS
sPower — On February 28, 2023, sPower closed the sell-down of a portfolio of operating assets ("OpCo B") for $196 million. After the sale, the Company's ownership interest in OpCo B decreased from 50% to approximately 26%. See Note 8—Investments in and Advances to Affiliates for further information. The sPower equity method investment is reported in the US and Utilities SBU reportable segment.

199 | 2022 Annual Report

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
The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2022, our disclosure controls and procedures were effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting:
There were no changes that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

200 | 2022 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The AES Corporation
Opinion on Internal Control over Financial Reporting
We have audited The AES Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The AES Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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
March 1, 2023

201 | 2022 Annual Report
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

202 | 2022 Annual Report
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information is incorporated by reference from the Registrant's Proxy Statement for the Registrant's 2023 Annual Meeting of Stockholders which the Registrant expects will be filed on or around March 7, 2023 (the "2023 Proxy Statement"):
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
Certain information regarding executive officers required by this Item is presented as a supplementary item in Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The other information required by this Item, to the extent not included above, will be contained in our 2023 Proxy Statement and is herein incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will be contained in the 2023 Proxy Statement under "Director Compensation" and "Executive Compensation" (excluding the information under the caption “Report of the Compensation Committee”) and is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will be contained under the caption “Report of the Compensation Committee” of the Proxy Statement. Such information shall not be deemed to be “filed.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Security Ownership of Certain Beneficial Owners and Management.
See the information contained under the heading Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers of the 2023 Proxy Statement, which information is incorporated herein by reference.
(b)Securities Authorized for Issuance under Equity Compensation Plans.
The following table provides information about shares of AES common stock that may be issued under AES' equity compensation plans, as of December 31, 2022:
Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2022)

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,626,386	(2)	$13.70	10,314,146
Equity compensation plans not approved by security holders	—		—	—
Total	5,626,386		$13.70	10,314,146
_____________________________
(1)The following equity compensation plans have been approved by The AES Corporation's Stockholders:
(a)The AES Corporation 2003 Long Term Compensation Plan was adopted in 2003 and provided for 17,000,000 shares authorized for issuance thereunder. In 2008, an amendment to the Plan to provide an additional 12,000,000 shares was approved by AES' stockholders, bringing the total authorized shares to 29,000,000. In 2010, an additional amendment to the Plan to provide an additional 9,000,000 shares was approved by AES' stockholders, bringing the total authorized shares to 38,000,000. In 2015, an additional amendment to the Plan to provide an additional 7,750,000 shares was approved by AES' stockholders, bringing the total authorized shares to 45,750,000. The weighted average exercise price of Options outstanding under this plan included in Column (b) is $13.70 (excluding performance stock units, restricted stock units and director stock units), with 10,314,146 shares available for future issuance.
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

203 | 2022 Annual Report
issuance under outstanding awards, are not available for future issuance and thus the amount of 105,341 shares is not included in Column (c) above.
(2)Includes 3,189,316 (of which 544,386 are vested and 2,644,930 are unvested) shares underlying PSU and RSU awards (assuming 2020, 2021 and 2022 PSUs maximum performance), 1,641,814 shares underlying Director stock unit awards, and 795,256 shares issuable upon the exercise of Stock Option grants, for an aggregate number of 5,626,386 shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding related party transactions required by this item will be included in the 2023 Proxy Statement found under the headings Related Person Policies and Procedures and Board and Committee Governance and are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the 2023 Proxy Statement under the headings Information Regarding The Independent Registered Public Accounting Firm, Audit Fees, Audit Related Fees, and Pre-Approval Policies and Procedures and is incorporated herein by reference.

204 | 2022 Annual Report
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

205 | 2022 Annual Report

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

206 | 2022 Annual Report

10.26
Separation Agreement by and between The AES Corporation and Lisa Krueger dated January 25, 2022 is incorporated herein by reference to Exhibit 10.26 of the Company's Form 10-K for the period ended December 31, 2021.

10.27
Consultant Agreement by and between The AES Corporation and Lisa Krueger dated January 25, 2022 is incorporated herein by reference to Exhibit 10.27 of the Company's Form 10-K for the period ended December 31, 2021.

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

10.30	Form of Director and Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-Q for the period ended September 30, 2022.
10.31
Amendment No. 1 to the Credit Agreement dated as of August 23, 2022 among The AES Corporation, a Delaware corporation, the lenders listed on the signature pages thereof, and Citibank, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-Q for the period ended September 30, 2022.

10.32
Term Loan Agreement dated as of September 30, 2022 among The AES Corporation as Borrower, the banks named herein as Banks, and Sumitomo Mitsui Banking Corporation as Administrative Agent is incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-Q for the period ended September 30, 2022.

21.1	Subsidiaries of The AES Corporation (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP (filed herewith).
24	Powers of Attorney (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101	The AES Corporation Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Operations, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Changes in Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(c)Schedule
Schedule I—Financial Information of Registrant

207 | 2022 Annual Report
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AES CORPORATION (Company)

Date:	March 1, 2023	By:	/s/ ANDRÉS GLUSKI
		Name:	Andrés Gluski
President, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

*	President, Chief Executive Officer (Principal Executive Officer) and Director
Andrés Gluski		March 1, 2023

*	Director
Janet G. Davidson		March 1, 2023

*	Director
Tarun Khanna		March 1, 2023

*	Director
Holly K. Koeppel		March 1, 2023

*	Director
Julia M. Laulis		March 1, 2023

*	Director
James H. Miller		March 1, 2023

*	Director
Alain Monié		March 1, 2023

*	Chairman of the Board and Lead Independent Director
John B. Morse		March 1, 2023

*	Director
Moises Naim		March 1, 2023

*	Director
Teresa M. Sebastian		March 1, 2023

*	Director
Maura Shaughnessy		March 1, 2023

/s/ STEPHEN COUGHLIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephen Coughlin		March 1, 2023

/s/ SHERRY L. KOHAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Sherry L. Kohan		March 1, 2023

*By:	/s/ PAUL L. FREEDMAN	March 1, 2023
Attorney-in-fact

S-1 | 2022 Annual Report
THE AES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I—Condensed Financial Information of Registrant	S-2
Schedules other than that listed above are omitted as the information is either not applicable, not required, or has been furnished in the consolidated financial statements or notes thereto included in Item 8 hereof.

See Notes to Schedule I

S-2 | 2022 Annual Report

THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
BALANCE SHEETS
DECEMBER 31, 2022 AND 2021

	December 31,
	2022	2021
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$24	$40
Accounts and notes receivable from subsidiaries	169	231
Prepaid expenses and other current assets	47	50
Total current assets	240	321
Investment in and advances to subsidiaries and affiliates	7,204	7,159
Office Equipment:
Cost	16	29
Accumulated depreciation	(10)	(23)
Office equipment, net	6	6
Other Assets:
Deferred financing costs, net of accumulated amortization of $9 and $7, respectively	8	6
Other assets	117	33
Total other assets	125	39
Total assets	$7,575	$7,525
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$33	$17
Accounts and notes payable to subsidiaries	609	161
Accrued and other liabilities	319	340
Total current liabilities	961	518
Long-term Liabilities:
Debt	3,894	3,729
Other long-term liabilities	283	480
Total long-term liabilities	4,177	4,209
Stockholders' equity:
Preferred stock	838	838
Common stock	8	8
Additional paid-in capital	6,688	7,106
Accumulated deficit	(1,635)	(1,089)
Accumulated other comprehensive loss	(1,640)	(2,220)
Treasury stock	(1,822)	(1,845)
Total stockholders' equity	2,437	2,798
Total liabilities and equity	$7,575	$7,525

See Notes to Schedule I.

S-3 | 2022 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

For the Years Ended December 31,	2022	2021	2020
	(in millions)
Revenue from subsidiaries and affiliates	$30	$28	$29
Equity in earnings of subsidiaries and affiliates	(280)	(47)	383
Interest income	28	20	31
General and administrative expenses	(140)	(121)	(125)
Other income	14	51	26
Other expense	—	(65)	(6)
Loss on extinguishment of debt	—	—	(146)
Interest expense	(163)	(74)	(163)
Income (loss) before income taxes	(511)	(208)	29
Income tax benefit (expense)	(35)	(201)	17
Net income (loss)	$(546)	$(409)	$46
See Notes to Schedule I.

S-4 | 2022 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

	2022	2021	2020
	(in millions)
NET INCOME (LOSS)	$(546)	$(409)	$46
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax (expense) benefit of $0, $0 and $(8), respectively	(37)	(86)	—
Reclassification to earnings, net of $0 income tax for all periods	—	3	192
Total foreign currency translation adjustments, net of tax	(37)	(83)	192
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $(198), $8 and $90, respectively	645	(7)	(309)
Reclassification to earnings, net of income tax expense of $0, $73 and $19, respectively	44	254	72
Total change in fair value of derivatives, net of tax	689	247	(237)
Pension activity:
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax (expense) benefit of $(2), $(9) and $4, respectively	10	23	(12)
Reclassification of earnings, net of income tax expense of $1, $3 and $0, respectively	—	1	—
Total change in unfunded pension obligation	10	24	(12)
OTHER COMPREHENSIVE INCOME (LOSS)	662	188	(57)
COMPREHENSIVE INCOME (LOSS)	$116	$(221)	$(11)
See Notes to Schedule I.

S-5 | 2022 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

For the Years Ended December 31,	2022	2021	2020
	(in millions)
Net cash provided by operating activities	$434	$570	$434
Investing Activities:
Proceeds from the sale of business interests, net of expenses	157	64	412
Investment in and net advances to subsidiaries	(1,716)	(2,260)	(652)
Return of capital	907	698	346
Additions to property, plant and equipment	(10)	(14)	(8)
Purchase of short term investments, net	—	—	(1)
Net cash provided by (used in) investing activities	(662)	(1,512)	97
Financing Activities:
(Repayments) Borrowings under the revolver, net	(40)	295	(110)
Borrowings of notes payable and other coupon bearing securities	200	—	3,397
Repayments of notes payable and other coupon bearing securities	—	—	(3,366)
Loans from subsidiaries	465	—	25
Issuance of preferred stock	—	1,014	—
Proceeds from issuance of common stock	15	8	4
Common stock dividends paid	(422)	(401)	(381)
Payments for deferred financing costs	(4)	(4)	(38)
Sales to noncontrolling interests	—	(1)	—
Other financing	(2)	1	(3)
Net cash provided by (used in) financing activities	212	912	(472)
Increase (Decrease) in cash and cash equivalents	(16)	(30)	59
Cash and cash equivalents, beginning	40	70	11
Cash and cash equivalents, ending	$24	$40	$70
Supplemental Disclosures:
Cash payments for interest, net of amounts capitalized	$125	$79	$156
Cash payments (refunds) for income taxes	1	—	(8)
See Notes to Schedule I.

S-6 | 2022 Annual Report
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
2. Debt
Senior and Unsecured Notes and Loans Payable ($ in millions)

			December 31,
	Interest Rate	Maturity	2022	2021
Senior Variable Rate Term Loan	SOFR + 1.125%	2024	200	—
Senior Unsecured Note	3.300%	2025	900	900
Drawings on revolving credit facility	SOFR + 1.75%	2027	325	365
Senior Unsecured Note	1.375%	2026	800	800
Senior Unsecured Note	3.95%	2030	700	700
Senior Unsecured Note	2.45%	2031	1,000	1,000
Unamortized (discounts)/premiums & debt issuance (costs)			(31)	(36)
Total			$3,894	$3,729

FUTURE MATURITIES OF RECOURSE DEBT — As of December 31, 2022 scheduled maturities are presented in the following table (in millions):

December 31,	Annual Maturities
2023	$—
2024	200
2025	900
2026	800
2027	325
Thereafter	1,700
Unamortized (discount)/premium & debt issuance (costs), net	(31)
Total debt	$3,894
3. Dividends from Subsidiaries and Affiliates
Cash dividends received from consolidated subsidiaries were $832 million, $894 million, and $1 billion for the years ended December 31, 2022, 2021, and 2020, respectively. For the years ended December 31, 2022, 2021, and 2020, $157 million, $65 million, and $302 million, respectively, of the dividends paid to the Parent Company are derived from the sale of business interests and are classified as an investing activity for cash flow purposes. All other dividends are classified as operating activities. There were no cash dividends received from affiliates accounted for by the equity method for the years ended December 31, 2022, 2021, and 2020.
4. Guarantees and Letters of Credit
GUARANTEES — In connection with certain project financing, acquisitions and dispositions, power purchases and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments, excluding those collateralized by letter of credit and other obligations discussed below, were limited

S-7 | 2022 Annual Report
as of December 31, 2022 by the terms of the agreements, to an aggregate of approximately $2.4 billion, representing 81 agreements with individual exposures ranging up to $400 million. These amounts exclude normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.
LETTERS OF CREDIT — At December 31, 2022, the Parent Company had $34 million in letters of credit outstanding under the revolving credit facility, representing 16 agreements with individual exposures up to $15 million; $128 million in letters of credit outstanding under the unsecured credit facilities, representing 39 agreements with individual exposures ranging up to $36 million; and $123 million in letters of credit outstanding under bilateral agreements, representing 2 agreements with individual exposures ranging up to $64 million. During the year ended December 31, 2022, the Parent Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.