Form 10-Q
period 2023-03-31
AES CORP
filed 2023-05-04
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on May 2, 2023 was 669,335,716.

The AES Corporation
Form 10-Q for the Quarterly Period ended March 31, 2023

1 | The AES Corporation | March 31, 2023 Form 10-Q
Glossary of Terms
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA	Adjusted earnings before interest income and expense, taxes, depreciation and amortization, a non-GAAP measure of operating performance
Adjusted EBITDA with Tax Attributes
Adjusted earnings before interest income and expense, taxes, depreciation and amortization, adding back the pre-tax effect of Production Tax Credits, Investment Tax Credits and depreciation tax expense allocated to tax equity investors, a non-GAAP measure

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Brasil	AES Brasil Operações S.A., formerly branded as AES Tietê
AES Clean Energy Development	AES Clean Energy Development, LLC
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash, and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
DG Comp	Directorate-General for Competition
DPL	DPL Inc.
EBITDA	Earnings before interest income and expense, taxes, depreciation and amortization, a non-GAAP measure of operating performance
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
FASB	Financial Accounting Standards Board
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens (NASDAQ: FLNC)
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation at Book Value
IPALCO	IPALCO Enterprises, Inc.
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

2 | The AES Corporation | March 31, 2023 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,441	$1,374
Restricted cash	456	536
Short-term investments	822	730
Accounts receivable, net of allowance for doubtful accounts of $5 and $5, respectively	1,859	1,799
Inventory	864	1,055
Prepaid expenses	167	98
Other current assets	1,523	1,533
Current held-for-sale assets	511	518
Total current assets	7,643	7,643
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	477	470
Electric generation, distribution assets and other	27,054	26,599
Accumulated depreciation	(8,882)	(8,651)
Construction in progress	5,564	4,621
Property, plant and equipment, net	24,213	23,039
Other Assets:
Investments in and advances to affiliates	768	952
Debt service reserves and other deposits	180	177
Goodwill	362	362
Other intangible assets, net of accumulated amortization of $455 and $434, respectively	1,862	1,841
Deferred income taxes	324	319
Loan receivable, net of allowance of $25 and $26, respectively	1,044	1,051
Other noncurrent assets, net of allowance of $46 and $51, respectively	2,961	2,979
Total other assets	7,501	7,681
TOTAL ASSETS	$39,357	$38,363
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,505	$1,730
Accrued interest	296	249
Accrued non-income taxes	289	249
Accrued and other liabilities	2,103	2,151
Recourse debt	500	—
Non-recourse debt, including $314 and $416, respectively, related to variable interest entities	1,737	1,758
Current held-for-sale liabilities	346	354
Total current liabilities	6,776	6,491
NONCURRENT LIABILITIES
Recourse debt	4,081	3,894
Non-recourse debt, including $2,413 and $2,295, respectively, related to variable interest entities	18,513	17,846
Deferred income taxes	1,110	1,139
Other noncurrent liabilities	3,131	3,168
Total noncurrent liabilities	26,835	26,047
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	1,283	1,321
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at March 31, 2023 and December 31, 2022)	838	838
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 818,808,272 issued and 669,335,716 outstanding at March 31, 2023 and 818,790,001 issued and 668,743,464 outstanding at December 31, 2022)	8	8
Additional paid-in capital	6,557	6,688
Accumulated deficit	(1,484)	(1,635)
Accumulated other comprehensive loss	(1,742)	(1,640)
Treasury stock, at cost (149,472,556 and 150,046,537 shares at March 31, 2023 and December 31, 2022, respectively)	(1,815)	(1,822)
Total AES Corporation stockholders’ equity	2,362	2,437
NONCONTROLLING INTERESTS	2,101	2,067
Total equity	4,463	4,504
TOTAL LIABILITIES AND EQUITY	$39,357	$38,363
See Notes to Condensed Consolidated Financial Statements.

3 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions, except share and per share amounts)
Revenue:
Non-Regulated	$2,287	$2,017
Regulated	952	835
Total revenue	3,239	2,852
Cost of Sales:
Non-Regulated	(1,797)	(1,617)
Regulated	(848)	(705)
Total cost of sales	(2,645)	(2,322)
Operating margin	594	530
General and administrative expenses	(55)	(52)
Interest expense	(330)	(258)
Interest income	123	75
Loss on extinguishment of debt	(1)	(6)
Other expense	(14)	(12)
Other income	10	6
Gain on disposal and sale of business interests	—	1
Asset impairment expense	(20)	(1)
Foreign currency transaction losses	(42)	(19)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	265	264
Income tax expense	(72)	(60)
Net equity in losses of affiliates	(4)	(33)
NET INCOME	189	171
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(38)	(56)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$151	$115
BASIC EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.22	$0.17
DILUTED EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.21	$0.16
DILUTED SHARES OUTSTANDING	712	711
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions)
NET INCOME	$189	$171
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	40	132
Total foreign currency translation adjustments	40	132
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $31, and $(73), respectively	(122)	272
Reclassification to earnings, net of income tax benefit (expense) of $9, and $(10), respectively	(41)	18
Total change in fair value of derivatives	(163)	290
Pension activity:
Change in pension adjustments due to net actuarial gain (loss) for the period, net of $0 income tax for all periods	1	—
Reclassification to earnings, net of $0 income tax for all periods	—	1
Total pension adjustments	1	1
OTHER COMPREHENSIVE INCOME (LOSS)	(122)	423
COMPREHENSIVE INCOME	67	594
Less: Comprehensive income attributable to noncontrolling interests and redeemable stock of subsidiaries	(18)	(82)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$49	$512
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2023	1.0	$838	818.8	$8	150.0	$(1,822)	$6,688	$(1,635)	$(1,640)	$2,067
Net income	—	—	—	—	—	—	—	151	—	52
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	33	7
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(135)	1
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(102)	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(37)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(1)	—	—	1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	2
Sales to noncontrolling interests	—	—	—	—	—	—	(7)	—	—	3
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	4
Dividends declared on common stock ($0.1659/share)	—	—	—	—	—	—	(111)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.5)	7	(12)	—	—	—
Balance at March 31, 2023	1.0	$838	818.8	$8	149.5	$(1,815)	$6,557	$(1,484)	$(1,742)	$2,101

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2022	1.0	$838	818.7	$8	152.0	$(1,845)	$7,106	$(1,089)	$(2,220)	$1,769
Net income	—	—	—	—	—	—	—	115	—	94
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	131	1
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	265	22
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	1	—
Total other comprehensive income	—	—	—	—	—	—	—	—	397	23
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(25)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(93)	—	(76)	(367)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	86
Sales to noncontrolling interests	—	—	—	—	—	—	7	—	—	30
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	60
Dividends declared on common stock ($0.1580/share)	—	—	—	—	—	—	(105)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(1.1)	13	(12)	—	—	—
Balance at March 31, 2022	1.0	$838	818.7	$8	150.9	$(1,832)	$6,903	$(974)	$(1,899)	$1,670

See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions)
OPERATING ACTIVITIES:
Net income	$189	$171
Adjustments to net income:
Depreciation and amortization	273	270
Gain on disposal and sale of business interests	—	(1)
Impairment expense	20	1
Deferred income taxes	(11)	(7)
Loss on extinguishment of debt	1	6
Loss of affiliates, net of dividends	4	33
Emissions allowance expense	89	118
Other	51	54
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(62)	(77)
(Increase) decrease in inventory	191	(44)
(Increase) decrease in prepaid expenses and other current assets	64	59
(Increase) decrease in other assets	50	(10)
Increase (decrease) in accounts payable and other current liabilities	(293)	(124)
Increase (decrease) in income tax payables, net and other tax payables	(7)	7
Increase (decrease) in deferred income	21	10
Increase (decrease) in other liabilities	45	(9)
Net cash provided by operating activities	625	457
INVESTING ACTIVITIES:
Capital expenditures	(1,551)	(766)
Proceeds from the sale of business interests, net of cash and restricted cash sold	98	1
Sale of short-term investments	356	197
Purchase of short-term investments	(418)	(345)
Contributions and loans to equity affiliates	(20)	(93)
Purchase of emissions allowances	(78)	(136)
Other investing	(11)	(11)
Net cash used in investing activities	(1,624)	(1,153)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities and commercial paper program	2,335	1,193
Repayments under the revolving credit facilities and commercial paper program	(1,625)	(715)
Issuance of recourse debt	500	—
Repayments of recourse debt	—	(29)
Issuance of non-recourse debt	690	1,710
Repayments of non-recourse debt	(660)	(788)
Payments for financing fees	(18)	(27)
Purchases under supplier financing arrangements	529	93
Repayments of obligations under supplier financing arrangements	(587)	(50)
Distributions to noncontrolling interests	(47)	(47)
Acquisitions of noncontrolling interests	—	(535)
Contributions from noncontrolling interests	18	8
Sales to noncontrolling interests	—	48
Issuance of preferred shares in subsidiaries	3	60
Dividends paid on AES common stock	(111)	(105)
Payments for financed capital expenditures	(4)	(4)
Other financing	(7)	6
Net cash provided by financing activities	1,016	818
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	20
Increase in cash, cash equivalents and restricted cash of held-for-sale businesses	(9)	(64)
Total increase (decrease) in cash, cash equivalents and restricted cash	(10)	78
Cash, cash equivalents and restricted cash, beginning	2,087	1,484
Cash, cash equivalents and restricted cash, ending	$2,077	$1,562
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$252	$185
Cash payments for income taxes, net of refunds	53	46
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not yet paid	111	105

See Notes to Condensed Consolidated Financial Statements.

7 | Notes to Condensed Consolidated Financial Statements | March 31, 2023 and 2022
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of expected results for the year ending December 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto, which are included in the 2022 Form 10-K filed with the SEC on March 1, 2023 (the “2022 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,441	$1,374
Restricted cash	456	536
Debt service reserves and other deposits	180	177
Cash, Cash Equivalents, and Restricted Cash	$2,077	$2,087
ASC 326 - Financial Instruments - Credit Losses — The following table represents the rollforward of the allowance for credit losses for the period indicated (in millions):

8 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022

Three Months Ended March 31, 2023	Accounts Receivable (1)	Mong Duong Loan Receivable	Argentina Receivables	Lease Receivable (2)	Other	Total
CECL reserve balance at beginning of period	$3	$28	$30	$20	$2	$83
Current period provision	2	—	—	—	6	8
Write-offs charged against allowance	(3)	—	—	—	—	(3)
Recoveries collected	1	1	—	—	—	2
Foreign exchange	—	—	(5)	—	—	(5)
CECL reserve balance at end of period	$3	$29	$25	$20	$8	$85

Three Months Ended March 31, 2022	Accounts Receivable (1)	Mong Duong Loan Receivable	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$3	$30	$23	$7	$63
Current period provision	2	—	2	—	4
Write-offs charged against allowance	(2)	—	—	—	(2)
Recoveries collected	—	—	—	—	—
Foreign exchange	—	—	(2)	—	(2)
CECL reserve balance at end of period	$3	$30	$23	$7	$63
_____________________________
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $1 million and $2 million as of March 31, 2023 and March 31, 2022, respectively. These reserves are not in scope under ASC 326.
(2)Lease receivable credit losses allowance at Southland Energy (AES Gilbert).

ASC 450 - Liabilities - Supplier Finance Programs — With some purchases, AES enters into supplier financing arrangements. The company generally uses an intermediary entity between the supplier and the Company, but sometimes enters into these agreements directly with the supplier, with the goal of securing improved payment terms. These arrangements are included in Accrued and other liabilities on the Consolidated Balance Sheets as the amounts are all due in less than a year; the related interest expense is recorded on the Consolidated Statement of Operations within Interest expense. The company had 33 supplier financing arrangements with a total outstanding balance of $645 million as of March 31, 2023, and 46 supplier financing arrangements with a total outstanding balance of $662 million as of December 31, 2022. The agreements ranged from less than $1 million to $69 million with a weighted average interest rate of 6.58% as of March 31, 2023; as of December 31, 2022, the agreements ranged from less than $1 million to $88 million with a weighted average interest rate of 4.32%. Of the amounts outstanding under supplier financing arrangements, $473 million and $296 million were guaranteed by the Parent Company as of March 31, 2023 and December 31, 2022, respectively.
New Accounting Pronouncements Adopted in 2023 — The following table provides a brief description of recent accounting pronouncements that had an impact on the Company’s consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	This update is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability, and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application.	January 1, 2023	The Company adopted this standard on a prospective basis, which will be applied to any business combinations that occur in 2023 or after. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

9 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022

2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
ASU 2022-02 amends ASC 326-20-50-6 to require public business entities to disclose gross write-offs recorded in the current period, on a year-to-date basis, by year of origination in the vintage disclosures. This disclosure should cover each of the previous five annual periods starting with the date of the financial statements and, for the annual periods before that, an aggregate total. However, upon adoption of the ASU, an entity would not provide the previous five annual periods of gross write-offs. The FASB decided that disclosure of gross write-offs would instead be applied on a prospective transition basis so that preparers can “build” the five-annual-period disclosure over time.
		January 1, 2023	The Company adopted this standard on a prospective basis and it did not have a material impact on the financial statements.
2022-04,Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations	This update is to provide additional information and disclosures about an entity’s use of supplier finance programs to see how these programs will affect an entity’s working capital, liquidity, and cash flows. Entities that use supplier finance programs as the buyer party should disclose (1) the key terms of the payment terms and assets pledged as security or other forms of guarantees provided and (2) the unpaid amount outstanding, a description of where those obligations are presented on the balance sheet, and a rollforward of those obligations during the annual period.	January 1, 2023, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023.	The ASU only requires disclosures related to the Company's supplier finance programs and does not affect the recognition, measurement, or presentation of supplier finance program obligations on the balance sheet or cash flow statement. The Company adopted the new disclosure requirements in the first quarter of 2023, except for the annual requirement to disclose rollforward information, which the Company expects to adopt and present prospectively beginning in the 2024 annual financial statements.
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

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2023-01 Leases (Topic 842): Common Control Arrangements	The amendments in this Update require that leasehold improvements associated with common control leases be:
1, Amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. However, if the lessor obtained the right to control the use of the underlying asset through a lease with another entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group.
	2. Accounted for as a transfer between entities under common control through an adjustment to equity (or net assets for not-for-profit entities) if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment.	For fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2023-02 Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if:
1. It is probable that the income tax credits allocable to the tax equity investor will be available.
2. The tax equity investor does not have the ability to exercise significant influence.
3. Substantially all of the projected benefits are from income tax credits and other income tax benefits.
4. The tax equity investor’s projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive.
	5. The tax equity investor is a limited liability investor, and the tax equity investor’s liability is limited to its capital investments	For fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	March 31, 2023	December 31, 2022
Fuel and other raw materials	$587	$733
Spare parts and supplies	277	322
Total	$864	$1,055
3. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves, and other deposits approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 5—Fair Value in Item 8.—Financial Statements and Supplementary Data of our 2022 Form 10-K.
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

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$778	$—	$778	$—	$698	$—	$698
Government debt securities	—	4	—	4	—	3	—	3
Total debt securities	—	782	—	782	—	701	—	701
EQUITY SECURITIES:
Mutual funds	40	—	—	40	38	—	—	38
Total equity securities	40	—	—	40	38	—	—	38
DERIVATIVES:
Interest rate derivatives	—	187	5	192	—	314	—	314
Cross-currency derivatives	—	—	—	—	—	—	—	—
Foreign currency derivatives	—	22	62	84	—	22	64	86
Commodity derivatives	—	238	8	246	—	232	13	245
Total derivatives — assets	—	447	75	522	—	568	77	645
TOTAL ASSETS	$40	$1,229	$75	$1,344	$38	$1,269	$77	$1,384
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$36	$10	$46	$—	$6	$—	$6
Cross-currency derivatives	—	50	—	50	—	42	—	42
Foreign currency derivatives	—	17	—	17	—	20	—	20
Commodity derivatives	—	255	77	332	—	346	60	406
Total derivatives — liabilities	—	358	87	445	—	414	60	474
TOTAL LIABILITIES	$—	$358	$87	$445	$—	$414	$60	$474
As of March 31, 2023, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three months ended March 31, 2023. Credit-related impairments are recognized in earnings under ASC 326. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022
Gross proceeds from sale of available-for-sale securities	$369	$197
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
(presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended March 31, 2023	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$—	$64	$(47)	$17
Total realized and unrealized gains (losses):
Included in earnings	—	(2)	—	(2)
Included in other comprehensive income — derivative activity	(1)	—	(17)	(18)
Included in regulatory (assets) liabilities	—	—	(5)	(5)
Transfers of assets (liabilities), net into Level 3	(4)	—	—	(4)
Balance at March 31	$(5)	$62	$(69)	$(12)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(1)	$1	$—

Three Months Ended March 31, 2022	Interest Rate	Foreign Currency	Commodity	Total
Balance at January 1	$(6)	$108	$(1)	$101
Total realized and unrealized gains (losses):
Included in earnings	2	(11)	1	(8)
Included in other comprehensive income — derivative activity	5	(4)	(14)	(13)
Settlements	—	—	(1)	(1)
Transfers of (assets) liabilities, net out of Level 3	—	—	2	2
Balance at March 31	$1	$93	$(13)	$81
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$2	$(11)	$2	$(7)
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of March 31, 2023 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(5)	Subsidiary credit spread	0.5725% - 2.5% (1.6%)
Foreign currency:
Argentine peso	62	Argentine peso to U.S. dollar currency exchange rate after one year	405 - 1,059 (808)
Commodity:
CAISO Energy Swap	(76)	Forward energy prices per MWh after 2030	21 - 112.11 (63.35)
Other	7
Total	$(12)
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

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Three Months Ended March 31, 2023			Level 1	Level 2	Level 3
Held-for-sale businesses: (2)
Jordan (3)	3/31/2023	$179	$—	$170	$—	$14
_____________________________
(1)Represents the carrying values at the dates of measurement, before fair value adjustment.
(2)See Note 16 — Held-for-Sale and Dispositions for further information.
(3)The pre-tax loss recognized was calculated using the $170 million fair value of the Jordan disposal group less cost to sell of $5 million.

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

		March 31, 2023
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$190	$229	$—	$—	$229
Liabilities:	Non-recourse debt	20,073	19,851	—	18,375	1,476
	Recourse debt	4,581	4,231	—	4,231	—

		December 31, 2022
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$255	$294	$—	$—	$294
Liabilities:	Non-recourse debt	19,429	18,527	—	17,089	1,438
	Recourse debt	3,894	3,505	—	3,505	—
_____________________________
(1)These amounts primarily relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and amounts impacted by the Stabilization Funds enacted by the Chilean government, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2022 Form 10-K.
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of March 31, 2023, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate	$6,413	2059
Cross-currency swaps (Brazilian real)	404	2026
Foreign Currency:
Chilean peso	144	2025
Euro	141	2025
Colombian peso	50	2024
Brazilian real	25	2024
Mexican peso	11	2024
Argentine peso	4	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	103	2030
Power (in MWhs)	13	2040
Coal (in Tons or Metric Tons)	6	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of the periods indicated (in millions):

Fair Value	March 31, 2023			December 31, 2022
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$192	$—	$192	$313	$1	$314
Foreign currency derivatives	28	56	84	27	59	86
Commodity derivatives	—	246	246	—	245	245
Total assets	$220	$302	$522	$340	$305	$645
Liabilities
Interest rate derivatives	$46	$—	$46	$6	$—	$6
Cross-currency derivatives	50	—	50	42	—	42
Foreign currency derivatives	5	12	17	9	11	20
Commodity derivatives	76	256	332	59	347	406
Total liabilities	$177	$268	$445	$116	$358	$474

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022

	March 31, 2023		December 31, 2022
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$295	$161	$271	$168
Noncurrent	227	284	374	306
Total	$522	$445	$645	$474
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(138)	$304
Foreign currency derivatives	8	12
Commodity derivatives	(23)	29
Total	$(153)	$345
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$36	$(27)
Commodity derivatives	14	(1)
Total	$50	$(28)
Gains (losses) on fair value hedging relationship
Cross-currency derivatives	$(53)	$(55)
Hedged items	50	57
Total	$(3)	$2
Gains reclassified from AOCL to earnings due to discontinuance of hedge accounting	$1	$—
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$—	$2
Foreign currency derivatives	(4)	(19)
Commodity derivatives and other	65	(13)
Total	$61	$(30)
AOCL is expected to decrease pre-tax income from continuing operations for the twelve months ended March 31, 2024 by $15 million, primarily due to interest rate derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions):

	March 31, 2023			December 31, 2022
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Chile	$177	$—	$177	$239	$—	$239
Other	14	—	14	18	—	18
Total	$191	$—	$191	$257	$—	$257
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
As of March 31, 2023, $26 million of current receivables and $162 million of noncurrent receivables were recorded in Accounts receivable and Other noncurrent assets, respectively, pertaining to the Stabilization Funds. Additionally, $15 million of payment deferrals granted to mining customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at March 31, 2023.

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates
Three Months Ended March 31,	2023	2022
Revenue	$461	$302
Operating loss	(43)	(214)
Net loss	(62)	(254)
Net loss attributable to affiliates	(60)	(238)
sPower — In December 2022, the Company agreed to sell 49% of its indirect interest in a portfolio of sPower's operating assets ("OpCo B"). On February 28, 2023, sPower closed on the sale for $196 million. As a result of the transaction, the Company received $98 million in sales proceeds and recorded a pre-tax gain on sale of $5 million, recorded in Gain on disposal and sale of business interests. After the sale, the Company's ownership interest in OpCo B decreased from 50% to approximately 26%. As the Company still does not control sPower after the transaction, it continues to be accounted for as an equity method investment and is reported in the Renewables SBU reportable segment.
7. DEBT
Recourse Debt
AES Clean Energy Development — In March 2023, AES Clean Energy Development Holdings, LLC executed a $500 million bridge loan due in December 2023 and used the proceeds for general corporate purposes. The obligations under the bridge loan are unsecured and are fully guaranteed by the Parent Company.
Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The Company must have revolving credit facilities in place, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. As of March 31, 2023, the Company had $350 million outstanding borrowings under the commercial paper program with a weighted average interest rate of 5.62%. The Notes are classified as noncurrent.
Non-Recourse Debt
During the three months ended March 31, 2023, the Company’s subsidiaries had the following significant debt transactions (in millions):

Subsidiary	Transaction Period	Issuances	Repayments	Loss on Extinguishment of Debt
Netherlands and Colon	Q1	$350	$(500)	$(1)
AES Brasil	Q1	169	—	—

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
Netherlands and Colon — In March 2022, AES Hispanola Holdings BV, a Netherlands based company, and Colon, as co-borrowers, executed a $500 million bridge loan due in 2023. The Company allocated $450 million and $50 million of the proceeds from the agreement to AES Hispanola Holdings BV and Colon, respectively.
In January 2023, AES Hispanola Holdings BV and Colon, as co-borrowers, executed a $350 million credit agreement at 8.85%, due in 2028. The Company allocated $300 million and $50 million of the proceeds from the agreement to AES Hispanola Holdings BV and Colon, respectively. The net proceeds from the agreement were used to partially repay the $500 million bridge loan executed in 2022. The remaining principal outstanding of the bridge loan was repaid with proceeds from operating cash flows as well as cash from the Parent Company. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $1 million for the three months ended March 31, 2023.
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
AES Clean Energy — In December 2022, AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and energy storage projects that are owned by the Issuers. On December 13, 2022, the Issuers entered into the Note Purchase Agreement for the issuance of up to $647 million of 6.55% Senior Notes due in 2047. The notes were sold on December 14, 2022, at par for $647 million. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. As a result of the issuance, AES Clean Energy Development recorded a liability of $37 million, which represents its share of the notes issued. As of March 31, 2023, the aggregate carrying amount of the notes attributable to AES Clean Energy Development and AES Renewable Holdings was $37 million.
In 2021, AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements with aggregate commitments of $1.2 billion and maturity dates in December 2024 and September 2025. The Borrowers executed amendments to the revolving credit facilities, which resulted in an aggregate increase in the commitments of $1.3 billion, bringing the total commitments under the new agreements to $2.5 billion. There was no change to the maturity dates under the amendments. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $434 million in 2023, resulting in total commitments used under the revolving credit facilities, as of March 31, 2023, of $1.7 billion. As of March 31, 2023, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $2.3 billion.
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
As of March 31, 2023 and December 31, 2022, approximately $416 million and $424 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. These amounts were included within Restricted cash and Debt service reserves and other deposits in the accompanying Condensed Consolidated Balance Sheets.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $1.7 billion at March 31, 2023.
The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of March 31, 2023. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets (Liabilities)
AES Puerto Rico	Covenant	$143	$(175)
AES Ilumina (Puerto Rico)	Covenant	26	27
AES Jordan Solar	Covenant	7	10
Total		$176

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
The above defaults are not payment defaults. In Puerto Rico, the subsidiary non-recourse debt defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents due to the bankruptcy of the offtaker.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of March 31, 2023, the Company had no defaults which resulted in, or were at risk of triggering, a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
8. COMMITMENTS AND CONTINGENCIES
Guarantees, Letters of Credit and Commitments — In connection with certain project financings, acquisitions and dispositions, power purchases and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to no more than 18 years.
The following table summarizes the Parent Company’s contingent contractual obligations as of March 31, 2023. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure and excludes guarantees presented on the Condensed Consolidated Balance Sheets within Recourse debt. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,648	73	<$1 — 400
Letters of credit under bilateral agreements	123	2	$59 — 64
Letters of credit under the unsecured credit facilities	109	34	<$1 — 36
Letters of credit under the revolving credit facility	20	16	<$1 — 4
Surety bonds	2	2	<$1 — 1
Total	$2,902	127
During the three months ended March 31, 2023, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended March 31, 2023 and December 31, 2022, the Company recognized liabilities of $10 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of March 31, 2023. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $12 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $22 million as of March 31, 2023 and December 31, 2022. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2023. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $52 million and $87 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

	Three Months Ended March 31,
Operating Lease Revenue	2023	2022
Total lease revenue	$121	$134
Less: Variable lease revenue	(8)	(7)
Total Non-variable lease revenue	$113	$127
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment on the Condensed Consolidated Balance Sheets for the periods indicated (in millions):

Property, Plant and Equipment, Net	March 31, 2023	December 31, 2022
Gross assets	$1,272	$1,319
Less: Accumulated depreciation	(147)	(139)
Net assets	$1,125	$1,180
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of March 31, 2023. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of March 31, 2023 for the remainder of 2023 through 2027 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2023	$19	$292
2024	25	390
2025	25	390
2026	25	279
2027	25	203
Thereafter	360	545
Total	$479	$2,099
Less: Imputed interest	(252)
Present value of total lease receipts	$227

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
Battery Storage Lease Arrangements — The Company constructs and operates projects consisting only of a stand-alone battery energy storage system (“BESS”) facility, as well as projects that pair a BESS with solar energy systems. These projects allow more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component typically constituting a sales-type lease. The Company recognized lease income on sales-type leases through interest income of $4 million and $3 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
10. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	March 31, 2023	December 31, 2022
IPALCO common stock	$771	$782
AES Clean Energy Development common stock	412	436
AES Clean Energy Development tax equity partnerships	83	86
Potengi common and preferred stock	17	17
Total redeemable stock of subsidiaries	$1,283	$1,321
Potengi — In March 2022, Tucano Holding I (“Tucano”), a subsidiary of AES Brasil, issued new shares in the Potengi wind development project. BRF S.A. (“BRF”) acquired shares representing 24% of the equity in the project for $12 million, reducing the Company’s indirect ownership interest in Potengi to 35.5%. As the Company maintained control after the transaction, Potengi continues to be consolidated by the Company. As part of the transaction, BRF was given an option to sell its entire ownership interest at the conclusion of the PPA term. As a result, the minority ownership interest is considered temporary equity, which will be adjusted for earnings or losses allocated to the noncontrolling interest under ASC 810. Any subsequent changes in the redemption value of the exit rights will be recognized in accordance with ASC 480-10-S99, as it is probable that the shares will become redeemable. Potengi is reported in the Renewables SBU reportable segment.
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
The Company concluded that the Equity Units should be accounted for as one unit of account based on the economic linkage between the 2024 Purchase Contracts and the Series A Preferred Stock, as well as the Company's assessment of the applicable accounting guidance relating to combining freestanding instruments. The Equity Units represent mandatorily convertible preferred stock. Accordingly, the shares associated with the combined instrument are reflected in diluted earnings per share using the if-converted method.
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

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
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
The 2024 Purchase Contracts obligate the holders to purchase, on February 15, 2024, for a price of $100 in cash, a maximum number of 57,326,028 shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2024 Purchase Contract holders may elect to settle their obligation early, in cash. The Series A Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2024 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate and is determined over a market value averaging period preceding February 15, 2024.
The initial maximum settlement rate of 3.864 was calculated using an initial reference price of $25.88, equal to the last reported sale price of the Company’s common stock on March 4, 2021. As of March 31, 2023, due to the customary anti-dilution provisions, the maximum settlement rate was 3.8713, equivalent to a reference price of $25.83. If the applicable market value of the Company’s common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company’s common stock equal to $100 divided by the applicable market value. Upon successful remarketing of the Series A Preferred Stock (“Remarketed Series A Preferred Stock”), the Company expects to receive additional cash proceeds of $1 billion and issue shares of Remarketed Series A Preferred Stock.
The Company pays Contract Adjustment Payments to the holders of the 2024 Purchase Contracts at a rate of 6.875% per annum, payable quarterly in arrears on February 15, May 15, August 15, and November 15, commencing on May 15, 2021. The $205 million present value of the Contract Adjustment Payments at inception reduced the Series A Preferred Stock. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $5 million over the three-year term. As of March 31, 2023, the present value of the Contract Adjustment Payments was $71 million.
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
Equity Transactions with Noncontrolling Interests
Chile Renovables — Under its renewable partnership agreement with Global Infrastructure Management, LLC (“GIP”), AES Andes will contribute a specified pipeline of renewable development projects to Chile Renovables as the projects reach commercial operations, and GIP may make additional contributions to maintain its 49% ownership interest. In January 2022, AES Andes completed the sale of Andes Solar 2a to Chile Renovables for $37 million, resulting in an increase to NCI of $28 million and an increase to additional paid-in capital of $9 million. As the Company maintained control after the transaction, Chile Renovables continues to be consolidated by the Company within the Energy Infrastructure SBU reportable segment.
Guaimbê Holding — In January 2022, the Ventus wind complex and AGV solar complex were incorporated by Guaimbê Holding. Guaimbê Holding issued preferred shares representing 3.5% ownership in the subsidiary for total proceeds of $63 million. The transaction decreased the Company’s indirect ownership interest to 35.8%. As the Company maintained control after these transactions, Guaimbê Holding continues to be consolidated by the Company within the Renewables SBU reportable segment.

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
AES Andes — In January 2022, Inversiones Cachagua SpA (“Cachagua”) completed a tender offer for the shares of AES Andes held by minority shareholders for $522 million, net of transaction costs. Upon completion, AES' indirect beneficial interest in AES Andes increased from 67.1% to 98.1%. Through multiple transactions following the tender offer during the first quarter of 2022, Cachagua acquired an additional 0.8% ownership in AES Andes for $13 million, further increasing AES’ indirect beneficial interest to 98.9%. The tender offer and these follow-on the transactions resulted in a $169 million decrease to Parent Company Stockholder’s Equity due to a decrease in additional paid-in capital of $93 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $76 million. AES Andes is reported in the Energy Infrastructure SBU reportable segment.
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the three months ended March 31, 2023 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,828)	$211	$(23)	$(1,640)
Other comprehensive income (loss) before reclassifications	33	(95)	—	(62)
Amount reclassified to earnings	—	(40)	—	(40)
Other comprehensive income (loss)	33	(135)	—	(102)
Balance at the end of the period	$(1,795)	$76	$(23)	$(1,742)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2023	2022
Derivative gains (losses), net
	Non-regulated revenue	$—	$(1)
	Non-regulated cost of sales	(1)	(1)
	Interest expense	3	(23)
	Gain on disposal and sale of business interests	33	—
	Income from continuing operations before taxes and equity in earnings of affiliates	35	(25)
	Income tax expense	(9)	10
	Net equity in losses of affiliates	15	(3)
	Net income	41	(18)
	Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(1)	11
	Net income attributable to The AES Corporation	$40	$(7)
Amortization of defined benefit pension actuarial gain (loss), net
	Other expense	$—	$(1)
	Net income attributable to The AES Corporation	$—	$(1)
Total reclassifications for the period, net of income tax and noncontrolling interests		$40	$(8)
Common Stock Dividends — The Parent Company paid dividends of $0.1659 per outstanding share to its common stockholders during the first quarter of 2023 for dividends declared in December 2022.
On February 24, 2023, the Board of Directors declared a quarterly common stock dividend of $0.1659 per share payable on May 15, 2023, to shareholders of record at the close of business on May 1, 2023.

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
12. SEGMENTS
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally. In our 2022 Form 10-K, the management reporting structure and the Company’s reportable segments were mainly organized by geographic regions. In March 2023, we announced internal management changes as a part of our ongoing strategy to align our business to meet our customers’ needs and deliver on our major strategic objectives. The management reporting structure is now composed of four SBUs, mainly organized by technology, led by our President and Chief Executive Officer. Using the accounting guidance on segment reporting, the Company determined that its four operating segments are aligned with its four reportable segments corresponding to its SBUs. All prior period results have been retrospectively revised to reflect the new segment reporting structure.
•Renewables — Solar, wind, energy storage, hydro, biomass, and landfill gas generation facilities;
•Utilities — AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities;
•Energy Infrastructure — Natural gas, LNG, coal, pet-coke, diesel and oil generation facilities, and our businesses in Chile, which have a mix of generation sources, including renewables, that are pooled to service our existing PPAs; and
•New Energy Technologies — Green hydrogen initiatives and investments in Fluence, Uplight, 5B, and other new and innovative energy technology businesses.
Our Renewables, Utilities and Energy Infrastructure SBUs participate in our generation business line, in which we own and/or operate power plants to generate and sell power to customers, such as utilities, industrial users, and other intermediaries. Our Utilities SBU participates in our utilities business line, in which we own and/or operate utilities to generate or purchase, distribute, transmit, and sell electricity to end-user customers in the residential, commercial, industrial, and governmental sectors within a defined service area. In certain circumstances, our utilities also generate and sell electricity on the wholesale market. Our New Energy Technologies SBU includes investments in new and innovative technologies to support leading-edge greener energy solutions.
Included in “Corporate and Other” are the results of the AES self-insurance company, corporate overhead costs which are not directly associated with the operations of our four reportable segments, and certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
During the first quarter of 2023, management began assessing operational performance and making resource allocation decisions using Adjusted EBITDA. Therefore, the Company uses Adjusted EBITDA as its primary segment performance measure. Adjusted EBITDA, a non-GAAP measure, is defined by the Company as earnings before interest income and expense, taxes, depreciation and amortization, adjusted for the impact of NCI and interest, taxes, depreciation and amortization of our equity affiliates, and adding back interest income recognized under service concession arrangements; excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) net gains at Angamos, one of our businesses in the Energy Infrastructure SBU, associated with the early contract terminations with Minera Escondida and Minera Spence.
The Company has concluded Adjusted EBITDA better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company's internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and overall complexity, the Company concluded that Adjusted EBITDA is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company's results.
Revenue and Adjusted EBITDA are presented before inter-segment eliminations, which includes the effect of intercompany transactions with other segments except for charges for certain management fees and the write-off of intercompany balances, as applicable. All intra-segment activity has been eliminated within the segment. Inter-segment activity has been eliminated within the total consolidated results.

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended March 31,
Total Revenue	2023	2022
Renewables SBU	$495	$420
Utilities SBU	971	859
Energy Infrastructure SBU	1,724	1,607
New Energy Technologies SBU	74	—
Corporate and Other	27	23
Eliminations	(52)	(57)
Total Revenue	$3,239	$2,852

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA (in millions)	2023	2022
Net income	$189	$171
Income tax expense	72	60
Interest expense	330	258
Interest income	(123)	(75)
Depreciation and amortization	273	270
EBITDA	$741	$684
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(170)	(156)
Less: Income taxes expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	39	34
Interest income recognized under service concession arrangements	18	19
Unrealized derivative and equity securities losses (gains)	(39)	42
Unrealized foreign currency losses (gains)	32	(18)
Disposition/acquisition losses (gains)	(3)	9
Impairment losses	9	1
Loss on extinguishment of debt	1	6
Adjusted EBITDA	$628	$621
_____________________________
(1)The allocation of earnings to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA.

	Three Months Ended March 31,
Adjusted EBITDA	2023	2022
Renewables SBU	$124	$119
Utilities SBU	162	184
Energy Infrastructure SBU	363	354
New Energy Technologies SBU	(26)	(35)
Corporate and Other	(1)	4
Eliminations	6	(5)
Adjusted EBITDA	$628	$621
The Company uses long-lived assets as its measure of segment assets. Long-lived assets includes amounts recorded in Property, plant and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

Long-Lived Assets	March 31, 2023	December 31, 2022
Renewables SBU	$10,611	$9,533
Utilities SBU	6,452	6,311
Energy Infrastructure SBU	7,561	7,532
New Energy Technologies SBU	1	2
Corporate and Other	15	17
Long-Lived Assets	24,640	23,395
Current assets	7,643	7,643
Investments in and advances to affiliates	768	952
Debt service reserves and other deposits	180	177
Goodwill	362	362
Other intangible assets	1,862	1,841
Deferred income taxes	324	319
Loan receivable	1,044	1,051
Other noncurrent assets, excluding right-of-use assets for operating leases	2,534	2,623
Total Assets	$39,357	$38,363

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
13. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended March 31, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$477	$17	$1,572	$74	$(25)	$2,115
Other non-regulated revenue (1)	18	2	152	—	—	172
Total non-regulated revenue	495	19	1,724	74	(25)	2,287
Regulated Revenue
Revenue from contracts with customers	—	944	—	—	—	944
Other regulated revenue	—	8	—	—	—	8
Total regulated revenue	—	952	—	—	—	952
Total revenue	$495	$971	$1,724	$74	$(25)	$3,239

	Three Months Ended March 31, 2022
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$425	$23	$1,501	$—	$(34)	$1,915
Other non-regulated revenue (1)	(5)	1	106	—	—	102
Total non-regulated revenue	420	24	1,607	—	(34)	2,017
Regulated Revenue
Revenue from contracts with customers	—	828	—	—	—	828
Other regulated revenue	—	7	—	—	—	7
Total regulated revenue	—	835	—	—	—	835
Total revenue	$420	$859	$1,607	$—	$(34)	$2,852
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $364 million and $337 million as of March 31, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023 and 2022, we recognized revenue of $7 million and $30 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of March 31, 2023 and December 31, 2022, the Mong Duong loan receivable balance of $1.1 billion, net of CECL reserves of $27 million and $28 million, respectively, was classified as a Loan receivable on the Condensed Consolidated Balance Sheets.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of March 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was $5 million, primarily consisting of fixed consideration for the sale of renewable energy credits (“RECs”) in long-term contracts in the U.S. We expect to recognize revenue of approximately $1 million per year between 2023 and 2027.
14. OTHER INCOME AND EXPENSE
Other income generally includes gains on insurance recoveries in excess of property damage, gains on asset sales and liability extinguishments, favorable judgments on contingencies, allowance for funds used during construction, and other income from miscellaneous transactions. Other expense generally includes losses on asset

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
sales and dispositions, losses on legal contingencies, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

		Three Months Ended March 31,
		2023	2022
Other Income	Legal settlements	$3	$—
	AFUDC (US Utilities)	3	3
	Gain on sale of assets	2	—
	Other	2	3
	Total other income	$10	$6

Other Expense	Loss on remeasurement of contingent consideration	$7	$—
	Loss on sale and disposal of assets	2	4
	Other	5	8
	Total other expense	$14	$12
15. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022
Jordan	$14	$—
Other	6	1
Total	$20	$1
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in Amman East and IPP4 for $58 million and as of March 31, 2023, the generation plants were classified as held-for-sale. Due to the delay in closing the transaction, the carrying amount of the asset group in subsequent periods exceeded the agreed-upon sales price and pre-tax impairment expense of $14 million was recorded during the three months ended March 31, 2023. See Note 16—Held-for-Sale and Dispositions for further information. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
16. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in Amman East and IPP4 for $58 million. The sale is expected to close in 2023. After completion of the sale, the Company will retain a 10% ownership interest in Amman East and IPP4, which will be accounted for as an equity method investment. As of March 31, 2023, the generation plants were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of March 31, 2023 was $165 million. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
Excluding any impairment charges, pre-tax income (loss) attributable to AES of businesses held-for-sale as of March 31, 2023 was as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Jordan	$5	$5
17. ACQUISITIONS
Community Energy — In the first quarter of 2022, the Company finalized the purchase price allocation related to the acquisition of Community Energy, LLC. There were no significant adjustments made to the preliminary purchase price allocation recorded in the fourth quarter of 2021 when the acquisition was completed. Community Energy is reported in the Renewables SBU reportable segment.
New York Wind — In the first quarter of 2022, the Company finalized the purchase price allocation related to the acquisition of Cogentrix Valcour Intermediate Holdings, LLC. There were no significant adjustments made to the preliminary purchase price allocation recorded in the fourth quarter of 2021 when the acquisition was completed. New York Wind is reported in the Renewables SBU reportable segment.

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three months ended March 31, 2023 and 2022, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended March 31,	2023			2022
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$151	669	$0.22	$115	668	$0.17
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	1	—
Restricted stock units	—	2	—	—	2	—
Equity units	—	40	(0.01)	—	40	(0.01)
DILUTED EARNINGS PER SHARE	$151	712	$0.21	$115	711	$0.16

The calculation of diluted earnings per share excluded 1 million and 2 million outstanding stock awards for the three months ended March 31, 2023 and March 31, 2022, respectively, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
As described in Note 11—Equity, the Company issued 10,430,500 Equity Units in March 2021 with a total notional value of $1,043 million. Each Equity Unit has a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a 2024 Purchase Contract and a 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. Prior to February 15, 2024, the Series A Preferred Stock may be converted at the option of the holder only in connection with a fundamental change. On and after February 15, 2024, the Series A Preferred Stock may be converted freely at the option of the holder. Upon conversion, the Company will deliver to the holder with respect to each share of Series A Preferred Stock being converted (i) a share of our Series B Preferred Stock, or, solely with respect to conversions in connection with a redemption, cash and (ii) shares of our common stock, if any, in respect of any conversion value in excess of the liquidation preference of the preferred stock being converted. The conversion rate was initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which was equivalent to an initial conversion price of approximately $31.70 per share of common stock. As of March 31, 2023, due to customary anti-dilution provisions, the conversion rate was 31.6031, equivalent to a conversion price of approximately $31.64 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts are being accounted for as one unit of account. In calculating diluted EPS, the Company has applied the if-converted method to determine the impact of the forward purchase feature and considered if there are incremental shares that should be included related to the Series A Preferred conversion value.
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
Puerto Rico — An indicator of impairment was identified at AES Puerto Rico related to the negative response from PREPA on March 6, 2023 for proposed Power Purchase and Operating Agreement (“PPOA”) amendments to maintain liquidity in the face of increased operational costs for the business. AES Puerto Rico notified its noteholders on March 17, 2023, as the business anticipates that it will not have sufficient funds to pay principal and interest obligations on its Series A Bond Loans due and payable on June 1, 2023. The AES Puerto Rico asset group passed the recoverability test, and thus no impairment was recorded.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets at AES Puerto Rico of $62 million is recoverable as of March 31, 2023. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down our long-lived assets in Puerto Rico to fair value.

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2023 and 2022
20. SUBSEQUENT EVENTS
AES Southland — In April 2023, AES Southland signed agreements with the California Department of Water Resources to extend operations of the once-through cooling (“OTC”) units at its Huntington Beach and Alamitos facilities through 2026. The extension is subject to the State Water Resources Control Board extending the OTC compliance dates, which is anticipated in the second half of 2023.

27 | The AES Corporation | March 31, 2023 Form 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2022 Form 10-K.
Forward-Looking Information
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, including our expectations regarding the impact of the COVID-19 pandemic on our business, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—Risk Factors of this Form 10-Q, Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K and subsequent filings with the SEC.
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
Overview of Our Business
We are a diversified power generation and utility company organized into the following four SBUs, mainly organized by technology: Renewables (solar, wind, energy storage, hydro, biomass, and landfill gas), Utilities (AES Indiana, AES Ohio, and AES El Salvador), Energy Infrastructure (natural gas, LNG, coal, pet-coke, diesel, and oil), and New Energy Technologies (green hydrogen, Fluence, Uplight, and 5B). Our businesses in Chile, which have a mix of generation sources, including renewables, are also included within the Energy Infrastructure SBU, as the generation from all sources is pooled to service our existing PPAs. In our 2022 Form 10-K, the management reporting structure and the Company’s reportable segments were mainly organized by geographic regions. In March 2023, we announced internal management changes as a part of our ongoing strategy to align our business to meet our customers’ needs and deliver on our major strategic objectives. The results of our operations are now reported along our four newly formed technology-based SBUs. For additional information regarding our business, see Item 1.—Business of our 2022 Form 10-K.
We have two lines of business: generation and utilities. Our Renewables, Utilities and Energy Infrastructure SBUs participate in our first business line, generation, in which we own and/or operate power plants to generate and sell power to customers, such as utilities, industrial users, and other intermediaries. Our Utilities SBU participates in our second business line, utilities, in which we own and/or operate utilities to generate or purchase, distribute, transmit, and sell electricity to end-user customers in the residential, commercial, industrial, and governmental sectors within a defined service area. In certain circumstances, our utilities also generate and sell electricity on the wholesale market. Our New Energy Technologies SBU includes investments in new and innovative technologies to support leading-edge greener energy solutions.
Executive Summary
Compared with last year, first quarter net income increased $18 million, from $171 million to $189 million. This increase is the result of favorable contributions at the Energy Infrastructure and New Energy Technologies SBUs, partially offset by lower contributions at the Utilities and Renewables SBUs.
Adjusted EBITDA, a non-GAAP measure, increased $7 million, from $621 million to $628 million, mainly due to favorable wind and hydrological conditions and additional capacity added to our portfolio at the Renewables SBU, favorable LNG transactions at the Energy Infrastructure SBU, and lower losses from affiliates at the New Energy Technologies SBU due to reduced shipping constraints and costs as well as a reduction of project delays; partially offset by unfavorable weather conditions impacting demand at the Utilities SBU.

28 | The AES Corporation | March 31, 2023 Form 10-Q
Compared with last year, first quarter diluted earnings per share from continuing operations increased $0.05, from $0.16 to $0.21. This increase is mainly driven by favorable LNG transactions at the Energy Infrastructure SBU, new businesses operating in our portfolio at the Renewables SBU, and lower losses of affiliates at the New Energy Technologies SBU, partially offset by lower margins due to unfavorable weather conditions at the Utilities SBU.
Adjusted EPS, a non-GAAP measure, increased $0.01 from $0.21 to $0.22, mainly driven by the drivers above adjusted for NCI, and a lower adjusted tax rate.

29 | The AES Corporation | March 31, 2023 Form 10-Q

Accelerating the future of energy, together.

Business Overview

127 Generation Facilities

6 Utility Companies

32,326 Gross MW

33,302 GWH [2]

Three Months Ended March 31,	2023	2022
Diluted earnings per share	$ 0.21	$ 0.16
Adjusted EPS [1]	0.22	0.21

Operating Margin
(in millions)

$594
$530
Q1 2023
Q1 2022

Net Income
(in millions)

$189
$171
Q1 2023
Q1 2022

Adjusted EBITDA [1]
(in millions)

$628
$621
Q1 2023
Q1 2022

Operating Cash Flow
(in millions)

$625
$457
Q1 2023
Q1 2022

Key events in 2023

- AES Ohio signed a comprehensive settlement for its Electric Security Plan (ESP4)
- Announced next decarbonization milestone with the agreement to terminate the PPA for the 205 MW Warrior Run coal plant in Maryland
- Signed agreements to extend the operation of 1.4 GW of gas generation at the Southland legacy units in Southern California for three years

Strategic outlook

- Backlog of 11,932 MW of projects under signed long-term PPAs
- Expect to sign 14-17 GW of renewables PPAs in 2023-2025
- Intent to exit coal by year-end 2025

Under construction

5,627 MW

Energy Storage 16%
Gas 12%
Wind 28%
Solar 44%

Contracted renewable backlog

6,305 MW

Energy Storage 27%
Hydro 1%
Wind 25%
Solar 47%

(1) Non-GAAP measure. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2022.

30 | The AES Corporation | March 31, 2023 Form 10-Q
Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in renewables, utilities, and technology businesses.
•As of the end of the first quarter of 2023, the Company’s backlog, which includes projects with signed contracts, but which are not yet operational, was 11,932 MW, including 5,627 MW under construction. This is compared to a 12,179 MW backlog as of year-end 2022.
•In April 2023, AES Ohio signed a comprehensive settlement with the Public Utilities Commission of Ohio (“PUCO”) for its Electric Security Plan (“ESP4”), providing the regulatory foundation necessary to enable future growth. The settlement is expected to be approved by the PUCO in the third quarter of 2023.
•In April 2023, the Company announced its next decarbonization milestone with the agreement to terminate the PPA for the 205 MW Warrior Run coal plant in Maryland, for a total consideration of $357 million, subject to approval by the Maryland Public Service Commission (“PSC”). AES will continue to operate the plant through at least May 2024, after which the Company sees interesting opportunities to repurpose the site for low carbon solutions that will continue to serve local communities.
•In April 2023, the Company signed agreements for three-year extensions of 1.4 GW of gas generation at the Southland legacy units in Southern California. The extension will help meet the State of California's grid reliability needs while supporting its decarbonization goals.
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022	$ change	% change
Revenue:
Renewables SBU	$495	$420	$75	18%
Utilities SBU	971	859	112	13%
Energy Infrastructure SBU	1,724	1,607	117	7%
New Energy Technologies SBU	74	—	74	NM
Corporate and Other	27	23	4	17%
Eliminations	(52)	(57)	5	9%
Total Revenue	3,239	2,852	387	14%
Operating Margin:
Renewables SBU	88	53	35	66%
Utilities SBU	105	134	(29)	-22%
Energy Infrastructure SBU	375	316	59	19%
New Energy Technologies SBU	(4)	(2)	(2)	100%
Corporate and Other	57	48	9	19%
Eliminations	(27)	(19)	(8)	-42%
Total Operating Margin	594	530	64	12%
General and administrative expenses	(55)	(52)	(3)	6%
Interest expense	(330)	(258)	(72)	28%
Interest income	123	75	48	64%
Loss on extinguishment of debt	(1)	(6)	5	-83%
Other expense	(14)	(12)	(2)	17%
Other income	10	6	4	67%
Gain on disposal and sale of business interests	—	1	(1)	-100%
Asset impairment expense	(20)	(1)	(19)	NM
Foreign currency transaction losses	(42)	(19)	(23)	NM
Income tax expense	(72)	(60)	(12)	20%
Net equity in losses of affiliates	(4)	(33)	29	-88%
NET INCOME	189	171	18	11%
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(38)	(56)	18	-32%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$151	$115	$36	31%
Net cash provided by operating activities	$625	$457	$168	37%
Components of Revenue, Cost of Sales, and Operating Margin — Revenue includes revenue earned from the sale of energy from our utilities and the production and sale of energy from our generation plants, which are classified as regulated and non-regulated, respectively, on the Condensed Consolidated Statements of Operations.

31 | The AES Corporation | March 31, 2023 Form 10-Q
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
Consolidated Revenue and Operating Margin
Three Months Ended March 31, 2023
Revenue
(in millions)
Consolidated Revenue — Revenue increased $387 million, or 14%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, driven by:
•$117 million at Energy Infrastructure driven by favorable LNG transactions, higher energy prices driven by higher fuel costs, and unrealized derivative gains; partially offset by lower generation and the impact of the depreciation of the Argentine peso;
•$112 million at Utilities mainly driven by higher fuel and purchase rider revenues, higher TDSIC rider and transmission revenues, and higher wholesale revenue due to higher volumes; partially offset by lower retail volumes due to milder weather;
•$75 million at Renewables mainly driven by new projects placed into service in 2023, better wind generation, unrealized commodity derivative gains, and higher spot sales; partially offset by the impact of the depreciation of the Colombian peso; and
•$74 million at New Energy Technologies mainly driven by the sale of Fallbrook project in March 2023.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $64 million, or 12%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, driven by:
•$59 million at Energy Infrastructure primarily driven by favorable LNG transactions and an increase in

32 | The AES Corporation | March 31, 2023 Form 10-Q
unrealized derivative gains; partially offset by the impact of higher outages, lower contracted margin, and lower thermal dispatch, and a prior year one-time revenue recognition driven by a reduction in a project's expected completion costs; and
•$35 million at Renewables mainly driven by better hydrology, new projects placed into service, and better wind generation; partially offset by higher fixed costs due to an accelerated growth plan and the impact of the depreciation of the Colombian peso.
These favorable impacts were partially offset by a decrease of $29 million at Utilities primarily driven by lower demand due to milder weather and higher fixed costs; partially offset by higher transmission revenues.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $3 million, or 6%, to $55 million for the three months ended March 31, 2023, compared to $52 million for the three months ended March 31, 2022, primarily due to increased business development activity.
Interest income
Interest income increased $48 million, or 64%, to $123 million for the three months ended March 31, 2023, compared to $75 million for the three months ended March 31, 2022, primarily due to higher average interest rates and short-term investments at the Renewables and Energy Infrastructure SBUs.
Interest expense
Interest expense increased $72 million, or 28%, to $330 million for the three months ended March 31, 2023, compared to $258 million for the three months ended March 31, 2022. This increase is primarily due to higher interest rates and new debt issued at the Renewables SBU to fund our renewable growth strategy.
Asset impairment expense
Asset impairment expense increased $19 million to $20 million for the three months ended March 31, 2023, compared to $1 million for the three months ended March 31, 2022. This increase was primarily due to the $14 million impairment of Amman East and IPP4 in Jordan due to the delay in closing the sale transaction.
See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction losses

	Three Months Ended March 31,
(in millions)	2023	2022
Argentina	$(33)	$(13)
Chile	(16)	(10)
Brazil	12	6
Other	(5)	(2)
Total (1)	$(42)	$(19)
___________________________________________
(1)Includes losses of $8 million and $56 million on foreign currency derivative contracts for the three months ended March 31, 2023 and 2022, respectively.
The Company recognized net foreign currency transaction losses of $42 million for the three months ended March 31, 2023, primarily due to unrealized losses due to depreciating receivables denominated in the Argentine peso and unrealized losses related to an intercompany loan denominated in the Colombian peso.
The Company recognized net foreign currency transaction losses of $19 million for the three months ended March 31, 2022, primarily due to unrealized losses on foreign currency derivatives related to government receivables in Argentina, unrealized losses due to depreciating receivables denominated in the Argentine peso, and unrealized losses on foreign currency derivatives due to the appreciating Colombian peso.

33 | The AES Corporation | March 31, 2023 Form 10-Q
Income tax expense
Income tax expense increased $12 million, or 20%, to $72 million for the three months ended March 31, 2023, compared to $60 million for the three months ended March 31, 2022. The Company’s effective tax rates were 27% and 23% for the three months ended March 31, 2023, and 2022, respectively. This net increase in the effective tax rate was due in part to the impacts of the decrease in net equity in losses at Fluence.
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
Net equity in losses of affiliates
Net equity in losses of affiliates decreased $29 million, to $4 million for the three months ended March 31, 2023, compared to $33 million for the three months ended March 31, 2022. This decrease was driven by a decrease in losses at Fluence of $33 million primarily due to reduced shipping constraints and costs, as well as improvement in construction delays.
See Note 6—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $18 million, or 32%, to $38 million for the three months ended March 31, 2023, compared to $56 million for the three months ended March 31, 2022. This decrease was primarily due to:
•Higher allocation of losses to tax equity investors and increased costs associated with the growing business at the Renewables SBU;
•Prior year one-time revenue recognition driven by a reduction in a project's expected completion costs, and current year impairments in Jordan at the Energy Infrastructure SBU; and
•Lower earnings due to unfavorable weather at the Utilities SBU.
This decrease was partially offset by:
•Higher earnings due to better hydrology at the Renewables SBU; and
•Favorable LNG transactions at the Energy Infrastructure SBU.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation increased $36 million, or 31%, to $151 million for the three months ended March 31, 2023, compared to $115 million for the three months ended March 31, 2022. This increase was primarily due to:
•Favorable LNG transactions at the Energy Infrastructure SBU;
•Increase in interest income due to higher average interest rates and short term investments at the Energy Infrastructure and Renewables SBUs; and
•Lower losses from affiliates at the New Energy Technologies SBU.
This increase was partially offset by:
•Higher interest expense due to higher interest rates and new debt issued at the Renewables SBU; and
•Unfavorable weather impact on demand at the Utilities SBU.
SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA with Tax Attributes, Adjusted PTC, and Adjusted EPS are non-GAAP supplemental measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts, and lenders.

34 | The AES Corporation | March 31, 2023 Form 10-Q
During the first quarter of 2023, management began assessing operational performance and making resource allocation decisions using Adjusted EBITDA. Therefore, the Company uses Adjusted EBITDA as its primary segment performance measure. EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes are new non-GAAP supplemental measures reported beginning in the first quarter of 2023.
Adjusted Operating Margin
We define Adjusted Operating Margin as Operating Margin, adjusted for the impact of NCI, excluding (a) unrealized gains or losses related to derivative transactions; (b) benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures; and (c) net gains at Angamos, one of our businesses in the Energy Infrastructure SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. The allocation of earnings to tax equity investors is not adjusted out of Adjusted Operating Margin. See Review of Consolidated Results of Operations for the definition of Operating Margin.
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
Adjusted Operating Margin should not be construed as an alternative to Operating margin, which is determined in accordance with GAAP.

	Three Months Ended March 31,
Reconciliation of Adjusted Operating Margin (in millions)	2023	2022
Operating Margin	$594	$530
Noncontrolling interests adjustment (1)	(130)	(92)
Unrealized derivative gains	(43)	(3)
Disposition/acquisition losses (gains)	2	(1)
Adjusted Operating Margin	$423	$434
_______________________
(1)The allocation of earnings to tax equity investors is not adjusted out of Adjusted Operating Margin.

35 | The AES Corporation | March 31, 2023 Form 10-Q
EBITDA, Adjusted EBITDA and Adjusted EBITDA with Tax Attributes
We define EBITDA as earnings before interest income and expense, taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA excluding the impact of NCI and interest, taxes, depreciation, and amortization of our equity affiliates, adding back interest income recognized under service concession arrangements, and excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) net gains at Angamos, one of our businesses in the Energy Infrastructure SBU, associated with the early contract terminations with Minera Escondida and Minera Spence.
In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted EBITDA includes the other components of our Consolidated Statement of Operations, such as general and administrative expenses in Corporate and Other as well as business development costs, other expense and other income, realized foreign currency transaction gains and losses, and net equity in earnings of affiliates.
We further define Adjusted EBITDA with Tax Attributes as Adjusted EBITDA, adding back the pre-tax effect of Production Tax Credits (“PTCs”), Investment Tax Credits (“ITCs”), and depreciation tax expense allocated to tax equity investors.
The GAAP measure most comparable to EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes is Net income. We believe that EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes better reflect the underlying business performance of the Company. Adjusted EBITDA is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions or equity securities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests or retire debt, the non-recurring nature of the impact of the early contract terminations at Angamos, and the variability of allocations of earnings to tax equity investors, which affect results in a given period or periods. In addition, each of these metrics represent the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and overall complexity, the Company concluded that Adjusted EBITDA is a more transparent measure than Net income that better assists investors in determining which businesses have the greatest impact on the Company’s results.
EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes should not be construed as alternatives to Net income, which is determined in accordance with GAAP.

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA with Tax Attributes (in millions)	2023	2022
Net income	$189	$171
Income tax expense	72	60
Interest expense	330	258
Interest income	(123)	(75)
Depreciation and amortization	273	270
EBITDA	$741	$684
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(170)	(156)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	39	34
Interest income recognized under service concession arrangements	18	19
Unrealized derivative and equity securities losses (gains)	(39)	42
Unrealized foreign currency losses (gains)	32	(18)
Disposition/acquisition losses (gains)	(3)	9
Impairment losses	9	1
Loss on extinguishment of debt	1	6
Adjusted EBITDA (1)	$628	$621
Tax attributes allocated to tax equity investors	13	13
Adjusted EBITDA with Tax Attributes (2)	$641	$634

36 | The AES Corporation | March 31, 2023 Form 10-Q
______________________________
(1)        The allocation of earnings to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA.
(2)         Adjusted EBITDA with Tax Attributes includes the impact of the share of the ITCs, PTCs, and depreciation expense allocated to tax equity investors under the HLBV accounting method and recognized as Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries on the Condensed Consolidated Statements of Operations. All of the tax attributes are related to the Renewables SBU.
Adjusted PTC
We define Adjusted PTC as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses, and costs due to the early retirement of debt; and (f) net gains at Angamos, one of our businesses in the Energy Infrastructure SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.
Adjusted PTC reflects the impact of NCI and excludes the items specified in the definition above. In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted PTC includes the other components of our Consolidated Statement of Operations, such as general and administrative expenses in Corporate and Other as well as business development costs, interest expense and interest income, other expense and other income, realized foreign currency transaction gains and losses, and net equity in earnings of affiliates.
The GAAP measure most comparable to Adjusted PTC is Income from continuing operations attributable to The AES Corporation. We believe that Adjusted PTC better reflects the underlying business performance of the Company and is a relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions or equity securities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests or retire debt, and the non-recurring nature of the impact of the early contract terminations at Angamos, which affect results in a given period or periods. In addition, earnings before tax represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure than Income from continuing operations attributable to The AES Corporation that better assists investors in determining which businesses have the greatest impact on the Company’s results.
Adjusted PTC should not be construed as an alternative to Income from continuing operations attributable to The AES Corporation, which is determined in accordance with GAAP.

37 | The AES Corporation | March 31, 2023 Form 10-Q

	Three Months Ended March 31,
Reconciliation of Adjusted PTC (in millions)	2023	2022
Income from continuing operations, net of tax, attributable to The AES Corporation	$151	$115
Income tax expense from continuing operations attributable to The AES Corporation	51	50
Pre-tax contribution	202	165
Unrealized derivative and equity securities losses (gains)	(39)	41
Unrealized foreign currency losses (gains)	31	(19)
Disposition/acquisition losses (gains)	(3)	9
Impairment losses	9	1
Loss on extinguishment of debt	4	10
Adjusted PTC	$204	$207
Adjusted EPS
We define Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; (f) net gains at Angamos, one of our businesses in the Energy Infrastructure SBU, associated with the early contract terminations with Minera Escondida and Minera Spence; and (g) tax benefit or expense related to the enactment effects of 2017 U.S. tax law reform and related regulations and any subsequent period adjustments related to enactment effects, including the 2021 tax benefit on reversal of uncertain tax positions effectively settled upon the closure of the Company's U.S. tax return exam.
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

38 | The AES Corporation | March 31, 2023 Form 10-Q

	Three Months Ended March 31,
Reconciliation of Adjusted EPS	2023		2022
Diluted earnings per share from continuing operations	$0.21		$0.16
Unrealized derivative and equity securities losses (gains)	(0.06)	(1)	0.06	(2)
Unrealized foreign currency losses (gains)	0.04	(3)	(0.02)	(4)
Disposition/acquisition losses	—		0.01
Impairment losses	0.01		—
Loss on extinguishment of debt	0.01		0.01
Less: Net income tax expense (benefit)	0.01		(0.01)
Adjusted EPS	$0.22		$0.21
_____________________________
(1)Amount primarily relates to unrealized derivative losses at Energy Infrastructure SBU of $48 million, or $0.07 per share.
(2)Amount primarily relates to unrealized commodity derivative losses at New York Wind of $20 million, or $0.03 per share, and unrealized foreign currency derivative losses in Brazil of $20 million, or $0.03 per share.
(3)Amount primarily relates to unrealized foreign currency losses mainly associated with the devaluation of long-term receivables denominated in Argentine pesos of $25 million, or $0.03 per share.
(4)Amount primarily relates to unrealized foreign currency gains in Brazil of $22 million, or $0.03 per share, mainly associated with debt denominated in Brazilian reais.
Renewables SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes (in millions) for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating Margin	$88	$53	$35	66%
Adjusted Operating Margin (1)	51	51	—	—%
Adjusted EBITDA (1)	124	119	5	4%
Adjusted EBITDA with Tax Attributes (1)	137	132	5	4%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.

Operating Margin for the three months ended March 31, 2023 increased $35 million driven primarily by better hydrology, new businesses operating in our portfolio, and higher wind availability, resulting in higher renewable energy generation. This increase was partially offset by higher fixed costs due to an accelerated growth plan, the impact of the depreciation of the Colombian peso, and the cap on renewable energy prices implemented in Europe due to regulation 2022/1854.
Adjusted Operating Margin for the three months ended March 31, 2023 remained flat primarily due to the drivers above, adjusted for NCI and unrealized derivatives.
Adjusted EBITDA for the three months ended March 31, 2023 increased $5 million primarily due to the drivers mentioned above for Adjusted Operating Margin, adjusted for depreciation expense.
Adjusted EBITDA with Tax Attributes for the three months ended March 31, 2023 increased $5 million primarily due to the increase in Adjusted EBITDA. During the three months ended March 31, 2023 and 2022, we realized $13 million from Tax Attributes earned by our U.S. renewables business.
Utilities SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted EBITDA, and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating Margin	$105	$134	$(29)	-22%
Adjusted Operating Margin (1)	82	104	(22)	-21%
Adjusted EBITDA (1)	162	184	(22)	-12%
Adjusted PTC (1) (2)	38	69	(31)	-45%
____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.

39 | The AES Corporation | March 31, 2023 Form 10-Q
Operating Margin for the three months ended March 31, 2023 decreased $29 million mainly driven by the impact of milder weather and higher fixed costs due to increased property taxes and maintenance expenses, partially offset by an increase in TDSIC rider revenues.
Adjusted Operating Margin for the three months ended March 31, 2023 decreased $22 million primarily due to the drivers above, adjusted for NCI.
Adjusted EBITDA for the three months ended March 31, 2023 decreased $22 million, in line with the decrease in Adjusted Operating Margin.
Adjusted PTC for the three months ended March 31, 2023 decreased $31 million due to the drivers above and higher interest expense due to new debt transactions.
Energy Infrastructure SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating Margin	$375	$316	$59	19%
Adjusted Operating Margin (1)	262	251	11	4%
Adjusted EBITDA (1)	363	354	9	3%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended March 31, 2023 increased $59 million driven primarily by favorable LNG transactions and unrealized gains resulting from gas and power swaps derivatives as part of our commercial hedging strategy.
These gains were partially offset by the impact of higher outages, lower contract margins mainly driven by lower commodity prices index, higher cost of sales, and lower thermal dispatch substituted with renewable sources. Additionally, the prior year's one-time revenue recognition, driven by a reduction in a project's expected completion costs, also affected the year-over-year comparison of Operating Margin.
Adjusted Operating Margin for the three months ended March 31, 2023 increased $11 million due to the drivers above, adjusted for NCI and unrealized gains on derivatives.
Adjusted EBITDA for the three months ended March 31, 2023 increased $9 million in line with the increase in Adjusted Operating Margin.
New Energy Technologies SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating Margin	$(4)	$(2)	$(2)	-100%
Adjusted Operating Margin (1)	(4)	(2)	(2)	-100%
Adjusted EBITDA (1)	(26)	(35)	9	26%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin and Adjusted Operating Margin for the three months ended March 31, 2023 decreased $2 million, with no material drivers.
Adjusted EBITDA for the three months ended March 31, 2023 increased $9 million primarily driven by lower losses at Fluence, whose results are reported as Net equity in losses of affiliates on our Condensed Consolidated Statements of Operations, due to reduced shipping constraints and costs, as well as improvement in construction delays.
Key Trends and Uncertainties
During 2023 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses,

40 | The AES Corporation | March 31, 2023 Form 10-Q
and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation, and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of our 2022 Form 10-K.
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
On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four Southeast Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to many but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers were manufactured outside of China or if no more than two out of six specifically identified components were produced in China. These preliminary determinations could be modified and final determinations from Commerce are currently expected in August 2023. We have contracted and secured our expected requirements for solar panels for U.S. projects targeted to achieve commercial operations in 2023.
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
COVID-19 Pandemic — The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets intermittently in the last three years. Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We derive approximately 80% of our total revenues from our regulated utilities and long-term sales and supply contracts or PPAs at our generation businesses, which contributes to a relatively stable revenue and cost structure at most of our businesses. In 2022, our operational locations continued to experience the impact of, and recovery from, the COVID-19 pandemic. Across our global portfolio, our utilities businesses have generally performed in line with our expectations consistent with a recovery from the COVID-19 pandemic. Also see Item 1A.—Risk Factors of our 2022 Form 10-K.
Macroeconomic and Political
During the past few years, some countries where our subsidiaries conduct business have experienced macroeconomic and political changes. In the event these trends continue, there could be an adverse impact on our businesses.
Inflation Reduction Act and U.S. Renewable Energy Tax Credits — The Inflation Reduction Act (the “IRA”) was signed into law in the United States in 2022. The IRA includes provisions that are expected to benefit the U.S. clean energy industry, including increases, extensions and/or new tax credits for onshore and offshore wind, solar, storage and hydrogen projects. We expect that the extension of the current solar investment tax credits (“ITCs”), as well as higher credits available for projects that satisfy wage and apprenticeship requirements, will increase demand for our renewables products.

41 | The AES Corporation | March 31, 2023 Form 10-Q
Our U.S. renewables business has a 51 GW pipeline that we intend to utilize to continue to grow our business, and these changes in tax policy are supportive of this strategy. We account for U.S. renewables projects according to U.S. GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the tax-credit value that is transferred to tax equity partners at the time of its creation, which for projects utilizing the investment tax credit is in the quarter the project begins commercial operation. For projects utilizing the production tax credit, this value is recognized over 10 years as the facility produces energy. In 2022, we realized $267 million of earnings from Tax Attributes. In 2023, we expect an increase in Tax Attributes earned by our U.S. renewables business in line with the growth of that business. Based on construction schedules, a significant portion of these earnings will be realized in the fourth quarter.
The implementation of the IRA is expected to require substantial guidance from the U.S. Department of Treasury and other government agencies. While that guidance is pending, there will be uncertainty with respect to the implementation of certain provisions of the IRA.
Global Tax — The macroeconomic and political environments in the U.S. and in some countries where our subsidiaries conduct business have changed during 2022 and 2023. This could result in significant impacts to tax law.
In the U.S., the IRA includes a 15% corporate alternative minimum tax based on adjusted financial statement income. We currently do not expect to be subject to the corporate alternative minimum tax in 2023. Additional guidance is expected to be issued in 2023.
In the fourth quarter of 2022, the European Commission adopted an amended Directive on Pillar 2 establishing a global minimum tax at a 15% rate. The adoption requires EU Member States to transpose the Directive into their respective national laws by December 31, 2023 for the rules to come into effect as of January 1, 2024. We will continue to monitor the issuance of draft legislation in Bulgaria and other relevant EU Member States. The impact to the Company remains unknown but may be material.
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
Reference Rate Reform — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2022 Form 10-K, in July 2017, the United Kingdom Financial Conduct Authority announced that it intends to phase out LIBOR. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association ("IBA") has determined that it will cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. AES holds a substantial amount of debt and derivative contracts referencing LIBOR as an interest rate benchmark. In order to facilitate an organized transition from LIBOR to alternative benchmark rate(s), AES has established a process to measure and mitigate risks associated with the cessation of LIBOR. As part of this initiative, alternative benchmark rates have been, and continue to be, assessed, and implemented for newly executed agreements. Many of AES’ existing agreements include provisions designed to facilitate an orderly transition from LIBOR, and interest rate derivatives address the LIBOR transition through the adoption of the ISDA 2020 IBOR Fallbacks Protocol and subsequent amendments. To the extent that the terms of the credit agreements and derivative instruments do not align following the cessation of LIBOR rates, AES negotiates contract amendments with counterparties or additional derivatives contracts.
Puerto Rico — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2022 Form 10-K, our subsidiaries in Puerto Rico have long-term PPAs with state-owned PREPA, which has been facing economic challenges that could result in a material adverse effect on our business in Puerto Rico. Despite the Title III protection, PREPA has been making substantially all of its payments to the generators in line with historical payment patterns.
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

42 | The AES Corporation | March 31, 2023 Form 10-Q
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Puerto Rico and AES Ilumina’s non-recourse debt of $143 million and $26 million, respectively, continue to be in technical default and are classified as current as of March 31, 2023. The Company is in compliance with its debt payment obligations as of March 31, 2023.
On April 12, 2022, a mediation team was appointed to prepare the plan to resolve the PREPA Title III case and related proceedings. A disclosure statement hearing was held on April 28, 2023; the PREPA disclosure statement was approved and mediation was extended through July 28, 2023.
An indicator of impairment was identified at AES Puerto Rico related to the negative response from PREPA on March 6, 2023 for proposed Power Purchase and Operating Agreement (“PPOA”) amendments to maintain liquidity in the face of increased operational costs for the business. AES Puerto Rico notified its noteholders on March 17, 2023, as the business anticipates that it will not have sufficient funds to pay principal and interest obligations on its Series A Bond Loans due and payable on June 1, 2023. The AES Puerto Rico asset group passed the recoverability test, and thus no impairment was recorded.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets at AES Puerto Rico of $62 million is recoverable as of March 31, 2023. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down our long-lived assets in Puerto Rico to fair value.
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
In addition, initiatives have been announced by regulators, including in Chile, Puerto Rico, and Bulgaria, and offtakers in recent years, with the intention of reducing GHG emissions generated by the energy industry. In parallel, the shift towards renewables has caused certain customers to migrate to other low-carbon energy solutions and this trend may continue.
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
For further information about the risks associated with decarbonization initiatives, see Item 1A.—Risk Factors—Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2022 Form 10-K.
AES Warrior Run PPA Termination — On March 23, 2023, the Company entered into an agreement to terminate the PPA for its 205 MW Warrior Run coal-fired power plant. The offtaker, Potomac Edison, agreed to terminate the PPA for a total consideration of $357 million, subject to regulatory approval by the Maryland Public Service Commission. If the agreement is approved, the Company will continue to operate the Warrior Run coal-fired plant through at least May 2024. The previous expiration for the Warrior Run PPA was 2030.
Regulatory
AES Maritza PPA Review — DG Comp is conducting a preliminary review of whether AES Maritza’s PPA with NEK is compliant with the European Union's State Aid rules. No formal investigation has been launched by DG Comp to date. However, AES Maritza has been engaging in discussions with the DG Comp case team and the Government of Bulgaria (“GoB”) to attempt to reach a negotiated resolution of the DG Comp’s review (“PPA Discussions”). The PPA Discussions are ongoing and the PPA continues to remain in place. However, there can be no assurance that, in the context of the PPA Discussions, the other parties will not seek a prompt termination of the PPA.
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions will involve a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict the outcome of the PPA Discussions or when those

43 | The AES Corporation | March 31, 2023 Form 10-Q
discussions will conclude. Nor can we predict how DG Comp might resolve its review if the PPA Discussions fail to result in an agreement concerning the agency’s review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2023, the carrying value of our long-lived assets at Maritza is $469 million.
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
On April 10, 2023, AES Ohio entered into a Stipulation and Recommendation with various intervening parties with respect to ESP 4. The settlement is subject to, and conditioned upon, approval by the PUCO. The settlement would provide for a three-year ESP without a rate stability charge, and, in addition to other items, provides for:
•A Distribution Investment Rider allowing the timely recovery of distribution investments by AES Ohio based on a 9.999% return on equity, subject to revenue caps;
•The recovery of $66 million related to past expenditures by AES Ohio plus future carrying costs and the recovery of incremental vegetation management expenses up to certain annual limits during the term of ESP 4; and
•Funding of programs for assistance to low-income customers and for economic development.
Upon approval of the settlement, the distribution rates that were approved by the PUCO in December 2022 will become effective. An evidentiary hearing began on May 2, 2023, and AES Ohio expects an order by the PUCO in the third quarter of 2023.
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate.
The overall economic climate in Argentina has deteriorated, resulting in volatility and increased the risk that a further significant devaluation of the Argentine peso against the USD, similar to the devaluations experienced by the country in 2018 and 2019, may occur. A continued trend of peso devaluation could result in increased inflation, a deterioration of the country’s risk profile, and other adverse macroeconomic effects that could significantly impact our results of operations. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Impairments
Long-lived Assets and Current Assets Held-for-Sale — During the three months ended March 31, 2023, the Company recognized asset impairment expense of $20 million. See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets and current assets held-for-sale that were assessed for impairment totaled $614 million at March 31, 2023.
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

44 | The AES Corporation | March 31, 2023 Form 10-Q
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion residuals) and certain air emissions, such as SO2, NOx, particulate matter, mercury, and other hazardous air pollutants. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our operations are subject to significant government regulation and could be adversely affected by changes in the law or regulatory schemes; Several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR; Our businesses are subject to stringent environmental laws, rules and regulations; and Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2022 Form 10-K.
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
In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Indiana and Maryland) affected the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and, accordingly, the EPA issued federal implementation plans that both updated existing CSAPR NOx ozone season emission budgets for electric generating units within these states and implemented these budgets through modifications to the CSAPR NOx ozone season allowance trading program. Implementation started in the 2017 ozone season (May-September 2017). Affected facilities receive fewer ozone season NOx allowances in 2017 and later, possibly resulting in the need to purchase additional allowances. Following legal challenges to the CSAPR Update Rule, on April 30, 2021, the EPA issued the Revised CSAPR Update Rule. The Revised CSAPR Update Rule required affected EGUs within certain states (including Indiana and Maryland) to participate in a new trading program, the CSAPR NOx Ozone Season Group 3 trading program. These affected EGUs received fewer NOx Ozone Season allowances beginning in 2021.
On March 15, 2023, the EPA released a pre-publication version of a final Federal Implementation Plan to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule establishes a revised CSAPR NOx Ozone Season Group 3 trading program for 22 states, including Indiana and Maryland, and is expected to become effective during 2023. The FIP also includes enhancements to the revised Group 3 trading program, which include a dynamic budget setting process beginning in 2026, annual recalibration of the allowance bank to reflect changes to affected sources, a daily backstop emissions rate limit for certain coal-fired electric generating units beginning as early as 2024, and a secondary emissions limit prohibiting certain emissions associated with state assurance levels. It is too early to determine the impact of this final rule, but it may result in the need to purchase additional allowances or make operational adjustments.
While the Company's additional CSAPR compliance costs to date have been immaterial, the future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time, but it could be material.
Mercury and Air Toxics Standard — In April 2012, the EPA’s rule to establish maximum achievable control technology standards for hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective and AES facilities implemented measures to comply, as applicable. In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA and subsequently remanded MATS to the EPA without vacatur. On May 22, 2020, the EPA published a final finding that it is not “appropriate and necessary” to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units (EGUs) (reversing its prior 2016 finding), but that the EPA would not remove the source category from the CAA Section 112(c) list of source categories and would not change the MATS requirements. On March 6, 2023, the EPA

45 | The AES Corporation | March 31, 2023 Form 10-Q
published a final rule to revoke its May 2020 finding and reaffirm its 2016 finding that it is appropriate and necessary to regulate these emissions. On April 5, 2023, the EPA released a pre-publication version of a proposed rule to lower certain emissions limits and revise certain other aspects of MATS. We are still reviewing the proposal.
Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.
Climate Change Regulation — On July 8, 2019, the EPA published the final Affordable Clean Energy (“ACE”) Rule, along with associated revisions to implementing regulations, in addition to final revocation of the CPP. The ACE Rule determines that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final ACE Rule established CO2 emission rules for existing power plants under CAA Section 111(d) and replaced the EPA's 2015 Clean Power Plan Rule (“CPP”), which among other things, had called on states to mandate that power companies shift electricity generation to lower or zero carbon fuel sources. In the final ACE rule, the EPA determined that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. AES Indiana Petersburg and AES Warrior Run have coal-fired electric generating units that could have been impacted by this regulation. On January 19, 2021, the D.C. Circuit vacated and remanded to the EPA the ACE Rule, although the parties had an opportunity to request a rehearing at the D.C. Circuit or seek a review of the decision by the U.S. Supreme Court. On March 5, 2021, the D.C. Circuit issued a partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP did not take effect while the EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating units. On October 29, 2021, the U.S. Supreme Court granted petitions to review the decision by the D.C. Circuit to vacate the ACE Rule. On June 30, 2022, the Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion. The opinion held that the “generation shifting” approach in the CPP exceeded the authority granted to the EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 Supreme Court decision, on October 27, 2022, the D.C. Circuit recalled its March 5, 2021 partial mandate and issued a new partial mandate, holding pending challenges to the ACE Rule in abeyance while the EPA develops a replacement rule. As of April 2023, the EPA is preparing to propose rules limiting GHG emissions at new and existing coal and gas power plants. Because the details of the proposed rule are not yet public, and any final rule will likely be subject to legal challenges, we cannot currently predict the impact of any such rule, but it could be material. The impact of the results of further proceedings and potential future greenhouse gas emissions regulations remains uncertain.
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

46 | The AES Corporation | March 31, 2023 Form 10-Q
Water Discharges — In June 2015, the EPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." (WOTUS) rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the agencies, on April 21, 2020, issued the final “Navigable Waters Protection” (NWP) rule which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the NWP Rule. The agencies again interpreted waters of the U.S. consistent with the pre-2015 regulatory regime. On January 18, 2023, the agencies published a final rule to define the scope of waters regulated under the CWA. The rule restored regulations defining WOTUS that were in place prior to 2015, with updates intended to be consistent with relevant Supreme Court decisions. On April 12, 2023, the U.S. District Court for the District of North Dakota granted a motion which enjoined the agencies from implementing the 2023 final rule interpretation of the scope of waters of the U.S. As a result, the pre-2015 regulatory regime will apply in a group of states until further action is taken.
A U.S. Supreme Court decision related to waters fo the U.S. also remains pending. On January 24, 2022, the U.S. Supreme Court granted certiorari on a wetlands case (Sackett v. EPA) on the limited question of: “Whether the Ninth Circuit set forth the proper test for determining whether wetlands are ‘waters of the United States’ under the Clean Water Act.” The Ninth Circuit employed Justice Kennedy’s “significant nexus” test from the 2006 Rapanos v. United States decision; the plurality opinion in Rapanos required a water body to have a "continuous surface connection" with a water of the United States in order to be considered a wetland covered by the CWA. In Sackett v. EPA, the Court may finally provide clarity on which test from the 2006 Rapanos decision controls. It is too early to determine whether the newly promulgated NWP rule or any outcome of litigation may have a material impact on our business, financial condition, or results of operations.
In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas desulfurization wastewater. AES Indiana Petersburg has installed a dry bottom ash handling system in response to the CCR rule and wastewater treatment systems in response to the NPDES permits in advance of the ELG compliance date. Other U.S. businesses already include dry handling of fly ash and bottom ash and do not generate flue gas desulfurization wastewater. Following the 2019 U.S. Court of Appeals vacature and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 8, 2023, EPA released a pre-publication proposed rule revising the 2020 Reconsideration Rule. The proposed rule would establish new best available technology economically achievable effluent limits for flue gas desulfurization wastewater, bottom ash treatment water, and combustion residual leachate. We are still reviewing the proposal and it is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.
Capital Resources and Liquidity
Overview
As of March 31, 2023, the Company had unrestricted cash and cash equivalents of $1.4 billion, of which $117 million was held at the Parent Company and qualified holding companies. The Company had $822 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $636 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $20.1 billion and $4.6 billion, respectively. Of the $1.7 billion of our current non-recourse debt, $1.6 billion was presented as such because it is due in the next twelve months and $176 million relates to debt considered in default due to covenant violations. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents, of which $169 million is due to the bankruptcy of the offtaker. As of March 31, 2023, the Company also had $645 million outstanding related to supplier financing arrangements, which are classified as Accrued and other liabilities.
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $500 million in recourse debt which matures within the next twelve months, as well as amounts due under supplier financing arrangements, of which $473 million has a Parent Company guarantee. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market

47 | The AES Corporation | March 31, 2023 Form 10-Q
conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to drawings of $160 million under its revolving credit facility and $700 million in senior unsecured term loans. Additionally, commercial paper issuances are short term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company’s $25 billion of total gross debt outstanding as of March 31, 2023, approximately $7.9 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $2.4 billion of our floating rate non-recourse exposure as variable rate instruments act as a natural hedge against inflation in Brazil.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of March 31, 2023, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $2.6 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of March 31, 2023, we had $123 million in letters of credit under bilateral agreements, $109 million in letters of credit outstanding provided under our unsecured credit facilities, and $20 million in letters of credit outstanding provided under our revolving credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended March 31, 2023, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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

48 | The AES Corporation | March 31, 2023 Form 10-Q
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
Long-Term Receivables
As of March 31, 2023, the Company had approximately $191 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2024, or one year from the latest balance sheet date. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operation—Key Trends and Uncertainties—Macroeconomic and Political—Chile included in our 2022 Form 10-K for further information.
As of March 31, 2023, the Company had approximately $1.1 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. As of March 31, 2023, the loan receivable of $1 billion, net of CECL reserve of $27 million, was classified as a Loan receivable on the Condensed Consolidated Balance Sheets. See Note 13—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the three months ended March 31, 2023 were debt financings, cash flows from operating activities, purchases under supplier financing arrangements, and sales of short-term investments. The primary uses of cash in the three months ended March 31, 2023 were repayments of debt, capital expenditures, repayments of obligations under supplier financing arrangements, and purchases of short-term investments.
The primary sources of cash for the Company in the three months ended March 31, 2022 were were debt financings, cash flows from operating activities, and sales of short-term investments. The primary uses of cash in the three months ended March 31, 2022 were repayments of debt, capital expenditures, acquisitions of noncontrolling interests, and purchases of short-term investments.

49 | The AES Corporation | March 31, 2023 Form 10-Q
A summary of cash-based activities are as follows (in millions):

	Three Months Ended March 31,
Cash Sources:	2023	2022
Borrowings under the revolving credit facilities and commercial paper program	$2,335	$1,193
Issuance of non-recourse debt	690	1,710
Net cash provided by operating activities	625	457
Purchases under supplier financing arrangements	529	93
Issuance of recourse debt	500	—
Sale of short-term investments	356	197
Proceeds from the sale of business interests, net of cash and restricted cash sold	98	1
Other	21	142
Total Cash Sources	$5,154	$3,793

Cash Uses:
Repayments under the revolving credit facilities and commercial paper program	$(1,625)	$(715)
Capital expenditures	(1,551)	(766)
Repayments of non-recourse debt	(660)	(788)
Repayments of obligations under supplier financing arrangements	(587)	(50)
Purchase of short-term investments	(418)	(345)
Dividends paid on AES common stock	(111)	(105)
Purchase of emissions allowances	(78)	(136)
Contributions and loans to equity affiliates	(20)	(93)
Acquisitions of noncontrolling interests	—	(535)
Other	(114)	(182)
Total Cash Uses	$(5,164)	$(3,715)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	$(10)	$78
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three month period (in millions):

	Three Months Ended March 31,
Cash flows provided by (used in):	2023	2022	$ Change
Operating activities	$625	$457	$168
Investing activities	(1,624)	(1,153)	(471)
Financing activities	1,016	818	198
Operating Activities
Net cash provided by operating activities increased $168 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
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

50 | The AES Corporation | March 31, 2023 Form 10-Q
•Adjusted net income decreased $29 million primarily due to lower margins at our Utilities SBU and an increase in interest expense; partially offset by higher margins at our Energy Infrastructure and Renewables SBUs.
•Working capital requirements decreased $197 million, primarily due to a decrease in inventory resulting from lower coal and LNG purchases and the sale of Fallbrook energy storage project; and a decrease in other assets driven by a decrease in financing receivables related to the Stabilization Funds in Chile and decrease in long-term deferred fuel costs; partially offset by higher payments to suppliers in 2023 and an increase in other liabilities.
Investing Activities
Net cash used in investing activities increased $471 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Investing Cash Flows
(in millions)
•Proceeds from sale of business interests increased $97 million, primarily due to the selldown of sPower OpCo B.
•Cash used for short-term investing activities decreased $86 million, primarily as a result of higher short-term investment sales in 2023 to fund the capital expenditures of our renewable projects.
•Capital expenditures increased $785 million, discussed further below.
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
•Growth expenditures increased $723 million, primarily driven by an increase in renewable projects.
•Maintenance expenditures increased $62 million, primarily due to higher transmission and distribution and renewable project investments at our Utilities SBU.

51 | The AES Corporation | March 31, 2023 Form 10-Q
Financing Activities
Net cash provided by financing activities increased $198 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Financing Cash Flows
(in millions)
See Notes 7—Debt and 11—Equity in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt and equity transactions.
•The $892 million impact from non-recourse debt transactions is mainly due to higher net repayments and lower net borrowings at Corporate and the Energy Infrastructure SBU, respectively.
•The $535 million impact from acquisitions of noncontrolling interests is mainly due to the acquisition of an additional 32% ownership interest in AES Andes in 2022.
•The $529 million impact from recourse debt is primarily due to the issuance of a bridge loan at AES Clean Energy, which is fully guaranteed by the Parent Company, for general corporate purposes.
•The $297 million impact from non-recourse revolvers is primarily due to an increase in borrowings at our Renewables SBU to fund capital expenditures of renewable projects, partially offset by a decrease in borrowings at our Utilities SBU.
•The $101 million impact from supplier financing arrangements is primarily due to higher net repayments at our Energy Infrastructure and Renewables SBUs.
Parent Company Liquidity
The following discussion is included as a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity, as outlined below, is a non-GAAP measure and should not be construed as an alternative to Cash and cash equivalents, which is determined in accordance with GAAP. Parent Company Liquidity may differ from similarly titled measures used by other companies. The principal sources of liquidity at the Parent Company level are dividends and other distributions from our subsidiaries, including refinancing proceeds, proceeds from debt and equity financings at the Parent Company level, including availability under our revolving credit facility and commercial paper program, and proceeds from asset sales. Cash requirements at the Parent Company level are primarily to fund interest and principal repayments of debt, construction commitments, other equity commitments, acquisitions, taxes, Parent Company overhead and development costs, and dividends on common stock.
The Company defines Parent Company Liquidity as cash available to the Parent Company, including cash at qualified holding companies, plus available borrowings under our existing credit facility and commercial paper program. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable GAAP financial measure, Cash and cash equivalents, at the periods indicated as follows (in millions):

52 | The AES Corporation | March 31, 2023 Form 10-Q

	March 31, 2023	December 31, 2022
Consolidated cash and cash equivalents	$1,441	$1,374
Less: Cash and cash equivalents at subsidiaries	(1,324)	(1,350)
Parent Company and qualified holding companies’ cash and cash equivalents	117	24
Commitments under the Parent Company credit facility	1,500	1,500
Less: Letters of credit under the credit facility	(20)	(34)
Less: Borrowings under the credit facility	(160)	(325)
Less: Borrowings under the commercial paper program	(350)	—
Borrowings available under the Parent Company credit facility	970	1,141
Total Parent Company Liquidity	$1,087	$1,165
The Company utilizes its Parent Company credit facility and commercial paper program for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year.
The Parent Company paid dividends of $0.1659 per outstanding share to its common stockholders during the first quarter of 2023 for dividends declared in December 2022. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4.6 billion and $3.9 billion as of March 31, 2023 and December 31, 2022, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2022 Form 10-K for additional detail.
We believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future. This belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility and commercial paper program. See Item 1A.—Risk Factors—The AES Corporation’s ability to make payments on its outstanding indebtedness is dependent upon the receipt of funds from our subsidiaries of the Company’s 2022 Form 10-K for additional information.
Various debt instruments at the Parent Company level, including our revolving credit facility and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of March 31, 2023, we were in compliance with these covenants at the Parent Company level.
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

53 | The AES Corporation | March 31, 2023 Form 10-Q
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $1.7 billion. The portion of current debt related to such defaults was $176 million at March 31, 2023, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents, of which $169 million is due to the bankruptcy of the offtaker. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of March 31, 2023, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of March 31, 2023, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2022 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2023.
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
The disclosures presented in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Fluctuations in currency exchange rates may impact our financial results and position; Wholesale power prices may experience significant volatility in our markets which could impact our operations and opportunities for future growth; We may not be adequately hedged against our exposure to changes in commodity prices or interest rates; and Certain of our businesses are sensitive to variations in weather and hydrology of the 2022 Form 10-K.

54 | The AES Corporation | March 31, 2023 Form 10-Q
Commodity Price Risk
Although we prefer to hedge our exposure to the impact of market fluctuations in the price of electricity, fuels, and environmental credits, some of our generation businesses operate under short-term sales, have contracted electricity obligations greater than supply, or operate under contract sales that leave an unhedged exposure on some of our capacity or through imperfect fuel pass-throughs. These businesses subject our operational results to the volatility of prices for electricity, fuels, and environmental credits in competitive markets. We employ risk management strategies to hedge our financial performance against the effects of fluctuations in energy commodity prices. The implementation of these strategies can involve the use of physical and financial commodity contracts, futures, swaps, and options.
The portion of our sales and purchases that are not subject to such agreements or contracted businesses where indexation is not perfectly matched to business drivers will be exposed to commodity price risk. When hedging the output of our generation assets, we utilize contract sales that lock in the spread per MWh between variable costs and the price at which the electricity can be sold.
AES businesses will see changes in variable margin performance as global commodity prices shift. As of March 31, 2023, we project pre-tax earnings exposure on a 10% (uncorrelated) increase in commodity prices to be approximately an $8 million gain for power and a less than $5 million loss for oil, coal and natural gas. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower power, lower oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the Energy Infrastructure SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. At Southland, our existing once-through cooling generation units (“Legacy Assets”) in California are permitted to operate through the end of 2023. These assets have contracts in capacity and have seen incremental value in energy revenues through 2023 and signed agreements in April to extend operations for select units through 2026 subject to further state level approvals expected later this year.
The AES Andes business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. A significant portion of our PPAs include mechanisms of indexation that adjust the price of energy based on fluctuations in the price of coal, with the specific indices and timing varying by contract, in order to mitigate changes in the price of fuel. In the Dominican Republic, we own natural gas plants contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices. Additionally, the contract levels do not always match our generation availability and our assets may be sellers of spot prices in excess of contract levels or a net buyer in the spot market to satisfy contract obligations. Our assets operating in Vietnam and Bulgaria have minimal exposure to commodity price risk as they have no or minor merchant exposure and fuel is subject to a pass-through mechanism.
In the Renewables SBU, our businesses have commodity exposure on unhedged volumes and resource volatility. In Colombia, we operate under a shorter-term sales strategy with spot market exposure for uncontracted volumes. Because we own hydroelectric assets there, contracts are not indexed to fuel. In Brazil, the hydroelectric and other renewable generating facilities are covered by contract sales. Under normal hydrological volatility, spot price risk is mitigated through a regulated sharing mechanism across all hydroelectric generators in the country. Under drier conditions, the sharing mechanism may not be sufficient to cover the business' contract position, and therefore it may have to purchase power at spot prices driven by the cost of thermal generation. Our Renewables

55 | The AES Corporation | March 31, 2023 Form 10-Q
businesses in Panama are highly contracted under financial and load-following PPA type structures, exposing the business to hydrology-based variance. To the extent hydrological inflows are greater than or less than the contract volumes, the business will be sensitive to changes in spot power prices which may be driven by oil and natural gas prices in some time periods.
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
AES has unhedged forward-looking earnings foreign exchange deterioration risk from the Argentina peso that could be material. Additionally, as of March 31, 2023, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries in the Colombian peso and Euro may be exposed to exchange rate movement of less than a $5 million loss individually. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2023 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains or losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency in convertibility.
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
As of March 31, 2023, the portfolio’s pre-tax earnings exposure to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $40 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2023, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is

56 | The AES Corporation | March 31, 2023 Form 10-Q
recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

57 | The AES Corporation | March 31, 2023 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of March 31, 2023. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a governmental authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the state of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to mitigate the contaminated area located on the grounds of the pole factory and an indemnity payment of approximately R$6 million ($1 million). In October 2011, the State Attorney filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined that only CEEE was required to perform the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The case is now awaiting judgment. The removal and remediation costs are estimated to be approximately R$15 million to R$60 million ($3 million to $12 million), and there could be additional costs which cannot be estimated at this time. In June 2016, the Company sold AES Sul to CPFL Energia S.A. and as part of the sale, AES Guaiba, a holding company of AES Sul, retained the potential liability relating to this matter. The Company believes that there are meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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

58 | The AES Corporation | March 31, 2023 Form 10-Q
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
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify or provide any supporting information concerning the alleged injuries of the claimants individually, nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court (“Civil Court”). Preliminary hearings have taken place. The parties are awaiting the Civil Court’s ruling on the AES respondents’ motions to dismiss the lawsuit. The relevant AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
In October 2019, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the environmental permit of the Ventanas Complex, initiating a sanctioning process through Exempt Resolution N° 1 / ROL D-129-2019. The alleged charges include exceeding generation limits, failing to reduce emissions during episodes of poor air quality, exceeding limits on discharges to the sea, and exceeding noise limits. AES Andes has submitted a proposed “Compliance Program” to the SMA for the Ventanas Complex. The latest version of this Compliance Program was submitted on May 26, 2021. On December 30, 2021, the Compliance Program was approved by the SMA. However an ex officio action was brought by the SMA due to alleged exceedances of generation limits, which would require the Company to reduce SO2, NOx and PM emissions in order to achieve the emissions offset established in the Compliance Program. On January 6, 2022, AES Andes filed a reposition with the SMA seeking modification of the means for compliance with the ex officio action. On January 17, 2023, the SMA approved street paving measures, or alternatively a program providing heaters for community members, as the means to satisfy the air emissions offsets in the approved Compliance Plan. The cost of proposed Compliance Program is approximately $10.8 million USD. On April 21, 2023, the SMA notified AES Andes of a resolution alleging an additional “serious” non-compliance of the Ventanas Complex failing to reduce emissions during episodes of poor air quality. AES Andes plans to vigorously defend itself through the

59 | The AES Corporation | March 31, 2023 Form 10-Q
administrative process, but there are no guarantees that it will be successful. Fines are possible if AES Andes is unsuccessful in its defense of the April 2023 resolution and/or if the SMA determines there is an unsatisfactory execution of the Compliance Program approved in connection with the October 2019 sanctioning process.
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE makes allegations that AES Mérida III is in breach of its obligations under a power and capacity purchase agreement (“Contract”) between the two parties, which allegations related to CFE’s own failure to provide fuel within the specifications of the Contract. CFE seeks to recover approximately $200 million in payments made to AES Mérida under the Contract as well as approximately $480 million in alleged damages for having to acquire power from alternative sources in the Yucatan Peninsula. AES Mérida has filed an answer denying liability to CFE and asserting a counterclaim for damages due to CFE’s breach of its obligations. The parties submitted their respective initial briefs and supporting evidence in December 2020. After additional briefing, the evidentiary hearing took place in November 2021. Closing arguments were heard in May 2022. In November 2022, the arbitration Tribunal issued is decision in the case, rejecting CFE’s claims for damages and granting AES Mérida a net amount of damages on AES Mérida’s counterclaims (“Award”). There are ongoing proceedings in the Mexican courts concerning AES Mérida’s attempt to enforce the Award and CFE’s attempt to challenge the Award. AES Mérida believes that it has meritorious defenses and claims and will assert them vigorously in this dispute; however, there can be no assurances that it will be successful in its efforts.
On May 12, 2021, the Mexican Federal Attorney for Environmental Protection (the “Authority”) initiated an environmental audit at the Termoelectrica del Peñoles (“TEP”) thermal generating facility. On January 20, 2023 TEP was notified of the resolution issued by the Authority, which alleges breaches of air emission regulations, including the failure to submit reports. The resolution imposes a fine of $27,615,140 pesos (approximately USD $1.5 million). On March 3, 2023, the facility filed a nullity judgment to challenge such resolution. Because such nullity judgment has not yet been admitted, TEP filed an amparo action, which was admitted on March 28, 2023. The judicial authority has not yet ruled on the amparo action. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In April 2022, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the construction of the Mesamávida wind project, initiating a sanctioning process. The alleged charges include untimely implementation of road improvement measures and road use schedules and the failure to identify all noise receptors closest to the first construction phases of the project. On June 23, 2022, the SMA addressed the charges to Energía Eólica Mesamávida SpA. On June 28, 2022, Energía Eólica Mesamávida SpA submitted a proposed compliance program, with an estimated cost of $4.3 million, which was subsequently approved by the SMA. On November 9, 2022, opponents to the project submitted before the Third Environmental Court a judicial action challenging the approval of this compliance program. On March 7, 2023, the Third Environmental Court rejected the third-party judicial action against the Compliance Program. The deadline to appeal the decision has passed and no appeals were submitted. If the SMA determines there is an unsatisfactory execution of the compliance program, fines are possible.
On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged charges relating to the Alto Maipo facility, all which are categorized by the SMA as “serious.” The alleged charges include untimely completion of

60 | The AES Corporation | March 31, 2023 Form 10-Q
intake works and insufficient capture by the provisional works, irrigation water outlet and canal contemplated by an agreement with local communities; non-compliance with the details of the forest management plans and intervention in unauthorized areas; construction of a road in a restricted paleontological area; and unlawful moving of fauna. On February 16, 2023, the Alto Maipo project submitted a compliance program which is currently under consideration by the SMA. The costs of any such compliance program are uncertain. If a compliance program is not approved by or executed to the satisfaction of the SMA, fines, revocation of the facility’s RCA environmental permit approved by the SMA, or closure are possible outcomes for such alleged serious violations under applicable regulations.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A.—Risk Factors of our 2022 Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. There can be no assurances as to the amount, timing, or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of March 31, 2023, $264 million remained available for repurchase under the Program. No repurchases were made by The AES Corporation of its common stock during the first quarter of 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

3.2	By-Laws of The AES Corporation, as amended and incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 24, 2023.
31.1	Rule13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

61 | The AES Corporation | March 31, 2023 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	May 4, 2023	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)