Form 10-Q
period 2023-06-30
AES CORP
filed 2023-08-03
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on August 1, 2023 was 669,629,035.

The AES Corporation
Form 10-Q for the Quarterly Period ended June 30, 2023

1 | The AES Corporation | June 30, 2023 Form 10-Q
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

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Brasil	AES Brasil Operações S.A., formerly branded as AES Tietê
AES Clean Energy Development	AES Clean Energy Development, LLC
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash, and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
COD	Commercial Operation Date
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DG Comp	Directorate-General for Competition
DPL	DPL Inc.
EBITDA	Earnings before interest income and expense, taxes, depreciation and amortization, a non-GAAP measure of operating performance
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EU	European Union
FASB	Financial Accounting Standards Board
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens (NASDAQ: FLNC)
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation at Book Value
IPALCO	IPALCO Enterprises, Inc.
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
Parent Company	The AES Corporation
Pet Coke	Petroleum Coke
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit

2 | The AES Corporation | June 30, 2023 Form 10-Q

SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

3 | The AES Corporation | June 30, 2023 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,322	$1,374
Restricted cash	517	536
Short-term investments	713	730
Accounts receivable, net of allowance for doubtful accounts of $8 and $5, respectively	1,710	1,799
Inventory	774	1,055
Prepaid expenses	218	98
Other current assets	1,449	1,533
Current held-for-sale assets	502	518
Total current assets	7,205	7,643
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	490	470
Electric generation, distribution assets and other	27,312	26,599
Accumulated depreciation	(8,413)	(8,651)
Construction in progress	6,688	4,621
Property, plant and equipment, net	26,077	23,039
Other Assets:
Investments in and advances to affiliates	858	952
Debt service reserves and other deposits	171	177
Goodwill	362	362
Other intangible assets, net of accumulated amortization of $475 and $434, respectively	2,282	1,841
Deferred income taxes	383	319
Loan receivable, net of allowance of $25 and $26, respectively	1,018	1,051
Other noncurrent assets, net of allowance of $21 and $51, respectively	3,149	2,979
Total other assets	8,223	7,681
TOTAL ASSETS	$41,505	$38,363
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,583	$1,730
Accrued interest	303	249
Accrued non-income taxes	228	249
Accrued and other liabilities	2,232	2,151
Recourse debt	500	—
Non-recourse debt, including $896 and $416, respectively, related to variable interest entities	2,445	1,758
Current held-for-sale liabilities	337	354
Total current liabilities	7,628	6,491
NONCURRENT LIABILITIES
Recourse debt	4,976	3,894
Non-recourse debt, including $2,032 and $2,295, respectively, related to variable interest entities	18,622	17,846
Deferred income taxes	1,104	1,139
Other noncurrent liabilities	3,128	3,168
Total noncurrent liabilities	27,830	26,047
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	1,289	1,321
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at June 30, 2023 and December 31, 2022)	838	838
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 818,808,272 issued and 669,385,716 outstanding at June 30, 2023 and 818,790,001 issued and 668,743,464 outstanding at December 31, 2022)	8	8
Additional paid-in capital	6,550	6,688
Accumulated deficit	(1,523)	(1,635)
Accumulated other comprehensive loss	(1,567)	(1,640)
Treasury stock, at cost (149,422,556 and 150,046,537 shares at June 30, 2023 and December 31, 2022, respectively)	(1,814)	(1,822)
Total AES Corporation stockholders’ equity	2,492	2,437
NONCONTROLLING INTERESTS	2,266	2,067
Total equity	4,758	4,504
TOTAL LIABILITIES AND EQUITY	$41,505	$38,363
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except share and per share amounts)
Revenue:
Non-Regulated	$2,193	$2,276	$4,480	$4,293
Regulated	834	802	1,786	1,637
Total revenue	3,027	3,078	6,266	5,930
Cost of Sales:
Non-Regulated	(1,782)	(1,781)	(3,579)	(3,398)
Regulated	(747)	(734)	(1,595)	(1,439)
Total cost of sales	(2,529)	(2,515)	(5,174)	(4,837)
Operating margin	498	563	1,092	1,093
General and administrative expenses	(72)	(46)	(127)	(98)
Interest expense	(310)	(279)	(640)	(537)
Interest income	131	95	254	170
Loss on extinguishment of debt	—	(1)	(1)	(7)
Other expense	(12)	(29)	(26)	(41)
Other income	14	70	24	76
Loss on disposal and sale of business interests	(4)	(2)	(4)	(1)
Asset impairment expense	(174)	(482)	(194)	(483)
Foreign currency transaction losses	(67)	(49)	(109)	(68)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	4	(160)	269	104
Income tax benefit (expense)	2	19	(70)	(41)
Net equity in earnings (losses) of affiliates	(25)	5	(29)	(28)
NET INCOME (LOSS)	(19)	(136)	170	35
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(20)	(43)	(58)	(99)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(39)	$(179)	$112	$(64)
BASIC EARNINGS PER SHARE:
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.06)	$(0.27)	$0.17	$(0.10)
DILUTED EARNINGS PER SHARE:
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.06)	$(0.27)	$0.16	$(0.10)
DILUTED SHARES OUTSTANDING	669	668	712	668
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
NET INCOME (LOSS)	$(19)	$(136)	$170	$35
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	79	(149)	119	(17)
Total foreign currency translation adjustments	79	(149)	119	(17)
Derivative activity:
Change in derivative fair value, net of income tax expense of $36, $61, $5, and $134, respectively	124	270	2	542
Reclassification to earnings, net of income tax benefit (expense) of $2, $(3), $11 and $(13), respectively	(7)	20	(48)	38
Total change in fair value of derivatives	117	290	(46)	580
Pension activity:
Change in pension adjustments due to net actuarial gain for the period, net of $0 income tax for all periods	—	—	1	—
Reclassification to earnings, net of $0 income tax for all periods	—	—	—	1
Total pension adjustments	—	—	1	1
OTHER COMPREHENSIVE INCOME	196	141	74	564
COMPREHENSIVE INCOME	177	5	244	599
Less: Comprehensive income attributable to noncontrolling interests and redeemable stock of subsidiaries	(41)	(75)	(59)	(157)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$136	$(70)	$185	$442
See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2023	1.0	$838	818.8	$8	150.0	$(1,822)	$6,688	$(1,635)	$(1,640)	$2,067
Net income	—	—	—	—	—	—	—	151	—	52
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	33	7
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(135)	1
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(102)	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(37)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(1)	—	—	1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	2
Sales to noncontrolling interests	—	—	—	—	—	—	(7)	—	—	3
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	4
Dividends declared on common stock ($0.1659/share)	—	—	—	—	—	—	(111)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.5)	7	(12)	—	—	—
Balance at March 31, 2023	1.0	$838	818.8	$8	149.5	$(1,815)	$6,557	$(1,484)	$(1,742)	$2,101
Net income (loss)	—	—	—	—	—	—	—	(39)	—	42
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	74	4
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	101	—
Total other comprehensive income	—	—	—	—	—	—	—	—	175	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(90)
Sales to noncontrolling interests	—	—	—	—	—	—	(17)	—	—	209
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.1)	1	10	—	—	—
Balance at June 30, 2023	1.0	$838	818.8	$8	149.4	$(1,814)	$6,550	$(1,523)	$(1,567)	$2,266

7 | The AES Corporation

	Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2022	1.0	$838	818.7	$8	152.0	$(1,845)	$7,106	$(1,089)	$(2,220)	$1,769
Net income	—	—	—	—	—	—	—	115	—	94
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	131	1
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	265	22
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	1	—
Total other comprehensive income	—	—	—	—	—	—	—	—	397	23
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(25)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(93)	—	(76)	(367)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	86
Sales to noncontrolling interests	—	—	—	—	—	—	7	—	—	30
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	60
Dividends declared on common stock ($0.1580/share)	—	—	—	—	—	—	(105)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(1.1)	13	(12)	—	—	—
Balance at March 31, 2022	1.0	$838	818.7	$8	150.9	$(1,832)	$6,903	$(974)	$(1,899)	$1,670
Net income (loss)	—	—	—	—	—	—	—	(179)	—	50
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(146)	(3)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	255	15
Total other comprehensive income	—	—	—	—	—	—	—	—	109	12
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(45)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	3
Sales to noncontrolling interests	—	—	—	—	—	—	10	—	—	170
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	—	—	11	—	—	—
Balance at June 30, 2022	1.0	$838	818.7	$8	150.9	$(1,832)	$6,924	$(1,153)	$(1,790)	$1,858

See Notes to Condensed Consolidated Financial Statements.

8 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022

	(in millions)
OPERATING ACTIVITIES:
Net income	$170	$35
Adjustments to net income:
Depreciation and amortization	550	534
Loss on disposal and sale of business interests	4	1
Impairment expense	199	483
Deferred income taxes	(119)	(43)
Loss on extinguishment of debt	1	7
Loss of affiliates, net of dividends	29	52
Emissions allowance expense	139	239
Loss on realized/unrealized foreign currency	71	20
Other	99	28
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	60	(262)
(Increase) decrease in inventory	276	(227)
(Increase) decrease in prepaid expenses and other current assets	71	(187)
(Increase) decrease in other assets	74	94
Increase (decrease) in accounts payable and other current liabilities	(305)	151
Increase (decrease) in income tax payables, net and other tax payables	(85)	(114)
Increase (decrease) in deferred income	42	59
Increase (decrease) in other liabilities	(89)	(5)
Net cash provided by operating activities	1,187	865
INVESTING ACTIVITIES:
Capital expenditures	(3,396)	(1,659)
Acquisitions of business interests, net of cash and restricted cash acquired	(290)	(107)
Proceeds from the sale of business interests, net of cash and restricted cash sold	98	1
Sale of short-term investments	706	345
Purchase of short-term investments	(620)	(694)
Contributions and loans to equity affiliates	(112)	(169)
Purchase of emissions allowances	(115)	(293)
Other investing	(21)	(7)
Net cash used in investing activities	(3,750)	(2,583)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities and commercial paper program	16,716	3,100
Repayments under the revolving credit facilities and commercial paper program	(15,809)	(2,269)
Issuance of recourse debt	1,400	—
Repayments of recourse debt	—	(29)
Issuance of non-recourse debt	1,457	3,132
Repayments of non-recourse debt	(944)	(1,469)
Payments for financing fees	(67)	(38)
Purchases under supplier financing arrangements	818	173
Repayments of obligations under supplier financing arrangements	(862)	(134)
Distributions to noncontrolling interests	(147)	(93)
Acquisitions of noncontrolling interests	(1)	(540)
Contributions from noncontrolling interests	18	28
Sales to noncontrolling interests	189	229
Issuance of preferred shares in subsidiaries	3	60
Dividends paid on AES common stock	(222)	(211)
Payments for financed capital expenditures	(7)	(9)
Other financing	(13)	(6)
Net cash provided by financing activities	2,529	1,924
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(18)
Increase in cash, cash equivalents and restricted cash of held-for-sale businesses	(6)	(21)
Total increase (decrease) in cash, cash equivalents and restricted cash	(77)	167
Cash, cash equivalents and restricted cash, beginning	2,087	1,484
Cash, cash equivalents and restricted cash, ending	$2,010	$1,651
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$512	$423
Cash payments for income taxes, net of refunds	200	141
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of contingent consideration for acquisitions (see Note 17)	218	15
Non-cash contributions from noncontrolling interests	30	—
See Notes to Condensed Consolidated Financial Statements.

9 | Notes to Condensed Consolidated Financial Statements | June 30, 2023 and 2022
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2023 and 2022
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of expected results for the year ending December 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto, which are included in the 2022 Form 10-K filed with the SEC on March 1, 2023 (the “2022 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,322	$1,374
Restricted cash	517	536
Debt service reserves and other deposits	171	177
Cash, Cash Equivalents, and Restricted Cash	$2,010	$2,087
ASC 326 - Financial Instruments - Credit Losses — The following table represents the rollforward of the allowance for credit losses for the period indicated (in millions):

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022

Six Months Ended June 30, 2023	Accounts Receivable	Mong Duong Receivables	Argentina Receivables	Lease Receivable (2)	Other	Total
CECL reserve balance at beginning of period	$3	$29	$30	$20	$2	$84
Current period provision	10	—	—	—	9	19
Write-offs charged against allowance	(7)	—	—	(20)	—	(27)
Recoveries collected	2	(1)	—	—	—	1
Foreign exchange	—	—	(9)	—	(1)	(10)
CECL reserve balance at end of period	$8	$28	$21	$—	$10	$67

Six Months Ended June 30, 2022	Accounts Receivable (1)	Mong Duong Receivables	Argentina Receivables	Lease Receivable (2)	Other	Total
CECL reserve balance at beginning of period	$3	$30	$23	$—	$7	$63
Current period provision	5	—	3	20	—	28
Write-offs charged against allowance	(5)	—	—	—	(6)	(11)
Recoveries collected	1	(1)	—	—	—	—
Foreign exchange	—	—	(5)	—	—	(5)
CECL reserve balance at end of period	$4	$29	$21	$20	$1	$75
_____________________________
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $5 million as of June 30, 2022. These reserves are not in scope under ASC 326.
(2)Lease receivable credit losses allowance at Southland Energy (AES Gilbert).

ASC 450 - Liabilities - Supplier Finance Programs — With some purchases, AES enters into supplier financing arrangements. The company generally uses an intermediary entity between the supplier and the Company, but sometimes enters into these agreements directly with the supplier, with the goal of securing improved payment terms. These arrangements are included in Accrued and other liabilities on the Condensed Consolidated Balance Sheets as the amounts are all due in less than a year; the related interest expense is recorded on the Condensed Consolidated Statements of Operations within Interest expense. The company had 65 supplier financing arrangements with a total outstanding balance of $617 million as of June 30, 2023, and 46 supplier financing arrangements with a total outstanding balance of $662 million as of December 31, 2022. The agreements ranged from less than $1 million to $69 million with a weighted average interest rate of 6.95% as of June 30, 2023; as of December 31, 2022, the agreements ranged from less than $1 million to $88 million with a weighted average interest rate of 4.32%. Of the amounts outstanding under supplier financing arrangements, $477 million and $296 million were guaranteed by the Parent Company as of June 30, 2023 and December 31, 2022, respectively.
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

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022

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
		January 1, 2023	The Company adopted this standard on a prospective basis and it did not have a material impact on the financial statements.
2022-04,Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations	This update is to provide additional information and disclosures about an entity’s use of supplier finance programs to see how these programs will affect an entity’s working capital, liquidity, and cash flows. Entities that use supplier finance programs as the buyer party should disclose (1) the key terms of the payment terms and assets pledged as security or other forms of guarantees provided and (2) the unpaid amount outstanding, a description of where those obligations are presented on the balance sheet, and a rollforward of those obligations during the annual period.	January 1, 2023, except for the rollforward information, which is effective for fiscal years beginning after December 15, 2023.	The ASU only requires disclosures related to the Company's supplier finance programs and does not affect the recognition, measurement, or presentation of supplier finance program obligations on the balance sheet or cash flow statement. The Company adopted the new disclosure requirements in the first quarter of 2023, except for the annual requirement to disclose rollforward information, which the Company expects to adopt and present prospectively beginning in the 2024 annual financial statements.
2023-03, Presentation of Financial Statements (Topic 205),
Income Statement - Reporting Comprehensive Income (Topic 220),
Distinguishing Liabilities from Equity (Topic 480),
Equity (Topic 505),
and Compensation - Stock Compensation (Topic 718)	This Accounting Standards Update amends various SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. The amendments in this Update are effective for all entities upon issuance of this Update.	June 30, 2023	The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
1. Amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. However, if the lessor obtained the right to control the use of the underlying asset through a lease with another entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group.
	2. Accounted for as a transfer between entities under common control through an adjustment to equity (or net assets for not-for-profit entities) if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment.	For fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	June 30, 2023	December 31, 2022
Fuel and other raw materials	$483	$733
Spare parts and supplies	291	322
Total	$774	$1,055
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

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$677	$—	$677	$—	$698	$—	$698
Government debt securities	—	3	—	3	—	3	—	3
Total debt securities	—	680	—	680	—	701	—	701
EQUITY SECURITIES:
Mutual funds	44	—	—	44	38	—	—	38
Total equity securities	44	6	—	50	38	—	—	38
DERIVATIVES:
Interest rate derivatives	—	273	—	273	—	314	—	314
Foreign currency derivatives	—	23	63	86	—	22	64	86
Commodity derivatives	—	233	7	240	—	232	13	245
Total derivatives — assets	—	529	70	599	—	568	77	645
TOTAL ASSETS	$44	$1,215	$70	$1,329	$38	$1,269	$77	$1,384
Liabilities
Contingent consideration	$—	$—	$274	$274	$—	$—	$48	$48
DERIVATIVES:
Interest rate derivatives	—	15	1	16	—	6	—	6
Cross-currency derivatives	—	76	—	76	—	42	—	42
Foreign currency derivatives	—	22	—	22	—	20	—	20
Commodity derivatives	—	212	85	297	—	346	60	406
Total derivatives — liabilities	—	325	86	411	—	414	60	474
TOTAL LIABILITIES	$—	$325	$360	$685	$—	$414	$108	$522
As of June 30, 2023, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three and six months ended June 30, 2023. The level 3 contingent consideration relates mainly to the acquisition of Bellefield on June 5, 2023. For further information on the acquisition, see Note 17—Acquisitions. Credit-related impairments are recognized in earnings under ASC 326. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross proceeds from sale of available-for-sale securities	$370	$150	$739	$347

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and 2022 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

	Derivative Assets and Liabilities
Three Months Ended June 30, 2023	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at April 1	$(5)	$62	$(69)	$(55)	$(67)
Total realized and unrealized gains (losses):
Included in earnings	—	7	(1)	(1)	5
Included in other comprehensive income (loss) — derivative activity	16	3	(10)	—	9
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	—	—
Included in regulatory (assets) liabilities	—	—	3	—	3
Acquisitions	—	—	—	(218)	(218)
Settlements	(2)	(9)	(2)	—	(13)
Transfers of assets (liabilities), net into Level 3	—	—	—	—	—
Transfers of (assets) liabilities, net out of Level 3	(10)	—	1	—	(9)
Balance at June 30, 2023	$(1)	$63	$(78)	$(274)	$(290)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(2)	$(1)	$(3)

	Derivative Assets and Liabilities
Three Months Ended June 30, 2022	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at April 1	$1	$93	$(13)	$(69)	$12
Total realized and unrealized gains (losses):
Included in earnings	1	(32)	(4)	—	(35)
Included in other comprehensive income (loss) — derivative activity	5	(11)	6	—	—
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	2	2
Included in regulatory (assets) liabilities	—	—	15	—	15
Acquisitions	—	—	—	(15)	(15)
Settlements	—	—	2	5	7
Transfers of assets (liabilities), net into Level 3	—	—	31	—	31
Transfers of (assets) liabilities, net out of Level 3	(6)	—	—	—	(6)
Balance at June 30, 2022	$1	$50	$37	$(77)	$11
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$1	$(32)	$—	$2	$(29)

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022

	Derivative Assets and Liabilities
Six Months Ended June 30, 2023	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1	$—	$64	$(47)	$(48)	$(31)
Total realized and unrealized gains (losses):
Included in earnings	—	6	(1)	(7)	(2)
Included in other comprehensive income (loss) — derivative activity	—	2	(27)	—	(25)
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	(1)	(1)
Included in regulatory (assets) liabilities	—	—	(2)	—	(2)
Acquisitions	—	—	—	(218)	(218)
Settlements	—	(9)	(2)	—	(11)
Transfers of assets (liabilities), net into Level 3	(1)	—	—	—	(1)
Transfers of (assets) liabilities, net out of Level 3	—	—	1	—	1
Balance at June 30, 2023	$(1)	$63	$(78)	$(274)	$(290)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(1)	$(1)	$(8)	$(10)

	Derivative Assets and Liabilities
Six Months Ended June 30, 2022	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1	$(6)	$108	$(1)	$(64)	$37
Total realized and unrealized gains (losses):
Included in earnings	3	(44)	(4)	(1)	(46)
Included in other comprehensive income (loss) — derivative activity	10	(14)	(8)	—	(12)
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	(2)	(2)
Included in regulatory (assets) liabilities	—	—	15	—	15
Acquisitions	—	—	—	(15)	(15)
Settlements	—	—	2	5	7
Transfers of assets (liabilities), net into Level 3	—	—	31	—	31
Transfers of (assets) liabilities, net out of Level 3	(6)	—	2	—	(4)
Balance at June 30, 2022	$1	$50	$37	$(77)	$11
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$3	$(44)	$1	$(2)	$(42)
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of June 30, 2023 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(1)	Subsidiary credit spread	0.4% to 2.5% (1.7%)
Foreign currency:
Argentine peso	63	Argentine peso to U.S. dollar currency exchange rate after one year	576 to 957 (854)
Commodity:
CAISO Energy Swap	(86)	Forward energy prices per MWh after 2030	$12 to $97 ($52)
Other	8
Total	$(16)
For interest rate derivatives and foreign currency derivatives, increases (decreases) in the estimates of the Company’s own credit spreads would decrease (increase) the value of the derivatives in a liability position. For foreign currency derivatives, increases (decreases) in the estimate of the above exchange rate would increase (decrease) the value of the derivative.
Contingent consideration is primarily related to future milestone payments associated with acquisitions of renewable development projects. The estimated fair value of contingent consideration is determined using probability-weighted discounted cash flows based on internal forecasts, which are considered Level 3 inputs. Changes in Level 3 inputs, particularly changes in the probability of achieving development milestones, could result in material changes to the fair value of the contingent consideration and could materially impact the amount of expense or income recorded each reporting period. Contingent consideration is updated quarterly with any

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
prospective changes in fair value recorded through earnings.
Nonrecurring Measurements
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense, shown as pre-tax loss below, is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount and is included in Asset impairment expense or Other non-operating expense, as applicable, on the Condensed Consolidated Statements of Operations. The following table summarizes our major categories of asset groups measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions).

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Six Months Ended June 30, 2023			Level 1	Level 2	Level 3
Long-lived assets held and used:
Norgener (2)	5/1/2023	$196	$—	$—	$24	$137
GAF Projects (AES Renewable Holdings)	5/31/2023	29	—	—	11	18
Held-for-sale businesses: (3)
Jordan (4)	3/31/2023	$179	$—	$170	$—	$14
Jordan (4)	6/30/2023	179	—	170	—	15
	Measurement Date	Carrying Amount (1)	Fair Value
Six Months Ended June 30, 2022			Level 1	Level 2	Level 3	Pre-tax Loss
Long-lived assets held and used:
Maritza	4/30/2022	$927	$—	$—	$452	$475
_____________________________
(1)Represents the carrying values of the asset groups at the dates of measurement, before fair value adjustment.
(2)The Norgener asset group includes long-lived assets, inventory, land, and other working capital, however per ASC 360-10, the pre-tax impairment expense is limited to the carrying amount of the long-lived assets. See Note 15 — Asset Impairment Expense for further information. The Company evaluated the carrying amount of the assets outside the scope of ASC 360-10 and determined that the carrying value of the other assets should not be reduced.
(3)See Note 16 — Held-for-Sale for further information.
(4)The pre-tax loss recognized was calculated using the $170 million fair value of the Jordan disposal group less costs to sell of $5 million and $6 million for the March 31, 2023 and June 30, 2023 measurement dates, respectively.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets held and used measured on a nonrecurring basis during the six months ended June 30, 2023 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
Norgener (1)	$24	Discounted cash flow	Annual revenue growth	(90)% to 994% (85%)
			Annual variable margin	(75)% to 276% (16%)
GAF Projects (AES Renewable Holdings)	11	Discounted cash flow	Annual revenue growth	(42)% to 44% (1%)
			Annual variable margin	(194)% to 77% (66%)
			Discount rate	9%
Total	$35
_____________________________
(1)The fair value of the Norgener asset group is mainly related to existing coal inventory not subject to impairment under ASC 360-10.
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

		June 30, 2023
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$295	$338	$—	$—	$338
Liabilities:	Non-recourse debt	20,872	20,540	—	19,084	1,456
	Recourse debt	5,476	5,093	—	5,093	—

		December 31, 2022
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$255	$294	$—	$—	$294
Liabilities:	Non-recourse debt	19,429	18,527	—	17,089	1,438
	Recourse debt	3,894	3,505	—	3,505	—
_____________________________
(1)These amounts primarily relate to amounts impacted by the Stabilization Funds enacted by the Chilean government, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2022 Form 10-K.
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of June 30, 2023, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate	$7,062	2059
Cross-currency swaps (Brazilian real)	404	2026
Foreign Currency:
Chilean peso	173	2026
Euro	142	2025
Colombian peso	49	2024
Brazilian real	28	2024
Mexican peso	12	2024
Argentine peso	3	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	108	2029
Power (in MWhs)	18	2040
Coal (in Tons or Metric Tons)	5	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of the periods indicated (in millions):

Fair Value	June 30, 2023			December 31, 2022
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$273	$—	$273	$313	$1	$314
Foreign currency derivatives	29	57	86	27	59	86
Commodity derivatives	—	240	240	—	245	245
Total assets	$302	$297	$599	$340	$305	$645
Liabilities
Interest rate derivatives	$16	$—	$16	$6	$—	$6
Cross-currency derivatives	76	—	76	42	—	42
Foreign currency derivatives	3	19	22	9	11	20
Commodity derivatives	86	211	297	59	347	406
Total liabilities	$181	$230	$411	$116	$358	$474

	June 30, 2023		December 31, 2022
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$310	$127	$271	$168
Noncurrent	289	284	374	306
Total	$599	$411	$645	$474

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$160	$323	$22	$627
Foreign currency derivatives	4	(24)	12	(12)
Commodity derivatives	(4)	32	(27)	61
Total	$160	$331	$7	$676
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$13	$(23)	$49	$(50)
Foreign currency derivatives	(3)	—	(3)	—
Commodity derivatives	(1)	—	13	(1)
Total	$9	$(23)	$59	$(51)
Gains (losses) on fair value hedging relationship
Cross-currency derivatives	$(33)	$8	$(86)	$(35)
Hedged items	3	(25)	53	22
Total	$(30)	$(17)	$(33)	$(13)
Loss reclassified from AOCL to earnings due to impairment of assets	$—	$(16)	$—	$(16)
Gains (losses) reclassified from AOCL to earnings due to discontinuance of hedge accounting	$13	$(15)	14	(15)
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$—	$1	$—	$3
Foreign currency derivatives	4	4	—	(15)
Commodity derivatives and other	126	30	191	17
Total	$130	$35	$191	$5
AOCL is expected to increase pre-tax income from continuing operations for the twelve months ended June 30, 2024 by $39 million, primarily due to interest rate derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions):

	June 30, 2023			December 31, 2022
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Chile	$244	$—	$244	$239	$—	$239
U.S.	39	—	39	—	—	—
Other	13	—	13	18	—	18
Total	$296	$—	$296	$257	$—	$257
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
As of June 30, 2023, $226 million of noncurrent receivables were recorded in Other noncurrent assets pertaining to the Stabilization Funds. Additionally, $18 million of payment deferrals granted to mining customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at June 30, 2023.

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates		Majority-Owned Unconsolidated Subsidiaries
Six Months Ended June 30,	2023	2022	2023	2022
Revenue	$1,370	$792	$1	$1
Operating loss	(34)	(249)	—	—
Net loss	(91)	(323)	—	—
Net loss attributable to affiliates	(72)	(275)	—	—
sPower — In December 2022, the Company agreed to sell 49% of its indirect interest in a portfolio of sPower's operating assets ("OpCo B"). On February 28, 2023, sPower closed on the sale for $196 million. As a result of the transaction, the Company received $98 million in sales proceeds and recorded a pre-tax gain on sale of $5 million, recorded in Loss on disposal and sale of business interests. After the sale, the Company's ownership interest in OpCo B decreased from 50% to approximately 26%. As the Company still does not control but has significant influence over sPower after the transaction, it continues to be accounted for as an equity method investment and is reported in the Renewables SBU reportable segment.
Alto Maipo — In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore does not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of June 30, 2023, the fair value is insignificant. Alto Maipo is reported in the Energy Infrastructure SBU reportable segment.
7. DEBT
Recourse Debt
Senior Notes due 2028 — In May 2023, the Company issued $900 million aggregate principal of 5.45% senior notes due in 2028. The Company used the proceeds from this issuance for general corporate purposes and to fund investments in the Company’s Renewables and Utilities SBUs.
AES Clean Energy Development — In March 2023, AES Clean Energy Development Holdings, LLC executed a $500 million bridge loan due in December 2023 and used the proceeds for general corporate purposes. The obligations under the bridge loan are unsecured and are fully guaranteed by the Parent Company.
Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The Company must have revolving credit facilities in place, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. As of June 30, 2023, the Company had $517 million outstanding borrowings under the commercial paper program with a weighted average interest rate of 6.06%. The Notes are classified as noncurrent.
Non-Recourse Debt
During the six months ended June 30, 2023, the Company’s subsidiaries had the following significant debt transactions (in millions):

Subsidiary	Transaction Period	Issuances	Repayments	Loss on Extinguishment of Debt
Netherlands and Colon	Q1	$350	$(500)	$(1)
AES Brasil	Q1	169	—	—
AES Clean Energy	Q2	497	—	—
AES Ohio	Q2	100	—	—

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
Netherlands and Colon — In March 2022, AES Hispanola Holdings BV, a Netherlands based company, and Colon, as co-borrowers, executed a $500 million bridge loan due in 2023. The Company allocated $450 million and $50 million of the proceeds from the agreement to AES Hispanola Holdings BV and Colon, respectively.
In January 2023, AES Hispanola Holdings BV and Colon, as co-borrowers, executed a $350 million credit agreement at 8.85%, due in 2028. The Company allocated $300 million and $50 million of the proceeds from the agreement to AES Hispanola Holdings BV and Colon, respectively. The net proceeds from the agreement were used to partially repay the $500 million bridge loan executed in 2022. The remaining principal outstanding of the bridge loan was repaid with proceeds from operating cash flows as well as cash from the Parent Company. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $1 million for the six months ended June 30, 2023.
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
AES Clean Energy — In December 2022, AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and energy storage projects that are owned by the Issuers. On December 13, 2022, the Issuers entered into the Note Purchase Agreement for the issuance of up to $647 million of 6.55% Senior Notes due in 2047. The notes were sold on December 14, 2022, at par for $647 million. In 2023, the Issuers sold an additional $246 million in 6.37% notes, resulting in aggregate principal amount of notes issued of $893 million. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. As a result of the 2023 issuance, AES Clean Energy Development recorded an increase in liabilities of $215 million, resulting in an aggregate carrying amount of the notes attributable to AES Clean Energy Development and AES Renewable Holdings of $252 million as of June 30, 2023.
In 2021, AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements with aggregate commitments of $1.2 billion and maturity dates in December 2024 and September 2025. The Borrowers executed amendments to the revolving credit facilities, which resulted in an aggregate increase in the commitments of $2.1 billion, bringing the total commitments under the new agreements to $3.3 billion. Under a 2023 amendment, the maturity date of one of the Credit Agreements was extended from December 2024 to May 2026. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $641 million in 2023, resulting in total commitments used under the revolving credit facilities, as of June 30, 2023, of $1.9 billion. As of June 30, 2023, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $2.5 billion.
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
As of June 30, 2023 and December 31, 2022, approximately $402 million and $424 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. These amounts were included within Restricted cash and Debt service reserves and other deposits in the accompanying Condensed Consolidated Balance Sheets.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $1.8 billion at June 30, 2023.
The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of June 30, 2023. Due to the defaults, these amounts are included in the current portion of non-recourse debt unless otherwise indicated:

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets (Liabilities)
AES Maritza(1)	Covenant	$164	$314
AES Puerto Rico	Covenant/Payment	143	(173)
AES Ilumina (Puerto Rico)	Covenant	25	28
AES Jordan Solar	Covenant	7	11
Total		$339
_____________________________
(1)In July 2023, AES Maritza and its lenders reached an agreement to waive the potential covenant defaults through late September 2023. The associated non-recourse debt is classified as noncurrent in the accompanying Condensed Consolidated Balance Sheets
The amounts in default related to AES Puerto Rico are covenant and payment defaults. In July 2023, AES Puerto Rico signed forbearance and standstill agreements with its noteholders because of the insufficiency of funds to meet the principal and interest obligations on its Series A Bond Loans due and payable on June 1, 2023, and going forward. AES Puerto Rico continues to work with PREPA and its noteholders on these liquidity challenges. These agreements will expire on October 15, 2023.
All other defaults listed are not payment defaults. All other subsidiary non-recourse defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents of the applicable subsidiary.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of June 30, 2023, the Company had no defaults which resulted in, or were at risk of triggering, a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The following table summarizes the Parent Company’s contingent contractual obligations as of June 30, 2023. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure and excludes guarantees presented on the Condensed Consolidated Balance Sheets within Recourse debt. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,610	69	<$1 — 505
Letters of credit under bilateral agreements	123	2	$59 — 64
Letters of credit under the revolving credit facility	100	11	<$1 — 60
Letters of credit under the unsecured credit facilities	95	33	<$1 — 36
Surety bonds	2	2	<$1 — 1
Total	$2,930	117
During the six months ended June 30, 2023, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended June 30, 2023 and December 31, 2022, the Company recognized liabilities of $10 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of June 30, 2023. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $13 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $26 million and $22 million as of June 30, 2023 and December 31, 2022, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2023. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $53 million and $89 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Revenue	2023	2022	2023	2022
Total lease revenue	$136	$140	$257	$274
Less: Variable lease revenue	(24)	(16)	(32)	(23)
Total Non-variable lease revenue	$112	$124	$225	$251

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment on the Condensed Consolidated Balance Sheets as of the periods indicated (in millions):

Property, Plant and Equipment, Net	June 30, 2023	December 31, 2022
Gross assets	$1,355	$1,319
Less: Accumulated depreciation	(176)	(139)
Net assets	$1,179	$1,180
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of June 30, 2023. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of June 30, 2023 for the remainder of 2023 through 2027 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2023	$13	$195
2024	25	391
2025	25	392
2026	25	280
2027	25	203
Thereafter	361	544
Total	$474	$2,005
Less: Imputed interest	(248)
Present value of total lease receipts	$226
Battery Storage Lease Arrangements — The Company constructs and operates projects consisting only of a stand-alone battery energy storage system (“BESS”) facility, as well as projects that pair a BESS with solar energy systems. These projects allow more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component typically constituting a sales-type lease. The Company recognized lease income on sales-type leases through interest income of $3 million and $7 million for the three and six months ended June 30, 2023, respectively; and $13 million and $16 million for the three and six months ended June 30, 2022, respectively.
10. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	June 30, 2023	December 31, 2022
IPALCO common stock	$765	$782
AES Clean Energy Development common stock	439	436
AES Clean Energy Development tax equity partnerships	66	86
Potengi common and preferred stock	19	17
Total redeemable stock of subsidiaries	$1,289	$1,321
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

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
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
The 2024 Purchase Contracts obligate the holders to purchase, on February 15, 2024, for a price of $100 in cash, a maximum number of 57,364,621 shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2024 Purchase Contract holders may elect to settle their obligation early, in cash. The Series A Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2024 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate and is determined over a market value averaging period preceding February 15, 2024.
The initial maximum settlement rate of 3.864 was calculated using an initial reference price of $25.88, equal to the last reported sale price of the Company’s common stock on March 4, 2021. As of June 30, 2023, due to the customary anti-dilution provisions, the maximum settlement rate was 3.8739, equivalent to a reference price of $25.81. If the applicable market value of the Company’s common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company’s common stock equal to $100 divided by the applicable market value. Upon successful remarketing of the Series A Preferred Stock (“Remarketed Series A Preferred Stock”), the Company expects to receive additional cash proceeds of $1 billion and issue shares of Remarketed Series A Preferred Stock.

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
The Company pays Contract Adjustment Payments to the holders of the 2024 Purchase Contracts at a rate of 6.875% per annum, payable quarterly in arrears on February 15, May 15, August 15, and November 15, commencing on May 15, 2021. The $205 million present value of the Contract Adjustment Payments at inception reduced the Series A Preferred Stock. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $5 million over the three-year term. As of June 30, 2023, the present value of the Contract Adjustment Payments was $54 million.
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
During the second quarter of 2023 and 2022, AES Clean Energy Development, through multiple transactions, sold noncontrolling interests in project companies to tax equity partners, resulting in increases to NCI of $208 million and $98 million, respectively. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
Chile Renovables — Under its renewable partnership agreement with Global Infrastructure Management, LLC (“GIP”), AES Andes will contribute a specified pipeline of renewable development projects to Chile Renovables as the projects reach commercial operations, and GIP may make additional contributions to maintain its 49% ownership interest. In January 2022, AES Andes completed the sale of Andes Solar 2a to Chile Renovables for $37 million, resulting in an increase to NCI of $28 million and an increase to additional paid-in capital of $9 million. In June 2022, the sale of Los Olmos was completed for $80 million, resulting in an increase to NCI of $68 million and an increase to additional paid-in capital of $12 million. As the Company maintained control after these transactions, Chile Renovables continues to be consolidated by the Company within the Energy Infrastructure SBU reportable segment.
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
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the six months ended June 30, 2023 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,828)	$211	$(23)	$(1,640)
Other comprehensive income before reclassifications	107	9	—	116
Amount reclassified to earnings	—	(43)	—	(43)
Other comprehensive income (loss)	107	(34)	—	73
Balance at the end of the period	$(1,721)	$177	$(23)	$(1,567)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Derivative gains (losses), net
	Non-regulated revenue	$(8)	$—	$(8)	$(1)
	Non-regulated cost of sales	—	(1)	(1)	(2)
	Interest expense	13	(10)	16	(33)
	Loss on disposal and sale of business interests	—	(16)	33	(16)
	Foreign currency transaction losses	(3)	—	(3)	—
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	2	(27)	37	(52)
	Income tax benefit (expense)	(2)	3	(11)	13
	Net equity in earnings (losses) of affiliates	7	4	22	1
	Net income (loss)	7	(20)	48	(38)
	Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(4)	(3)	(5)	8
	Net income (loss) attributable to The AES Corporation	$3	$(23)	$43	$(30)
Amortization of defined benefit pension actuarial gain (loss), net
	Regulated cost of sales	$—	$(1)	$—	$(1)
	Other expense	—	1	—	—
	Net income (loss) attributable to The AES Corporation	$—	$—	$—	$(1)
Total reclassifications for the period, net of income tax and noncontrolling interests		$3	$(23)	$43	$(31)
Common Stock Dividends — The Parent Company paid dividends of $0.1659 per outstanding share to its common stockholders during the first and second quarters of 2023 for dividends declared in December 2022 and February 2023.
On July 14, 2023, the Board of Directors declared a quarterly common stock dividend of $0.1659 per share payable on August 15, 2023, to shareholders of record at the close of business on August 1, 2023.
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
•Utilities — AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities;
•Energy Infrastructure — Natural gas, LNG, coal, pet coke, diesel and oil generation facilities, and our businesses in Chile, which have a mix of generation sources, including renewables, that are pooled to service our existing PPAs; and
•New Energy Technologies — Green hydrogen initiatives and investments in Fluence, Uplight, 5B, and other new and innovative energy technology businesses.
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

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2023	2022	2023	2022
Renewables SBU	$541	$455	$1,036	$875
Utilities SBU	852	821	1,823	1,680
Energy Infrastructure SBU	1,654	1,820	3,378	3,427
New Energy Technologies SBU	1	2	75	2
Corporate and Other	40	34	67	57
Eliminations	(61)	(54)	(113)	(111)
Total Revenue	$3,027	$3,078	$6,266	$5,930

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted EBITDA (in millions)	2023	2022	2023	2022
Net income	$(19)	$(136)	$170	$35
Income tax expense (benefit)	(2)	(19)	70	41
Interest expense	310	279	640	537
Interest income	(131)	(95)	(254)	(170)
Depreciation and amortization	277	264	550	534
EBITDA	$435	$293	$1,176	$977
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(155)	(156)	(325)	(312)
Less: Income taxes expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	27	23	66	57
Interest income recognized under service concession arrangements	18	20	36	39
Unrealized derivative and equity securities losses (gains)	32	(34)	(7)	8
Unrealized foreign currency losses	32	38	64	20
Disposition/acquisition losses	16	23	13	32
Impairment losses	164	479	173	480
Loss on extinguishment of debt	—	—	1	6
Adjusted EBITDA	$569	$686	$1,197	$1,307
_____________________________
(1)The allocation of earnings to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA	2023	2022	2023	2022
Renewables SBU	$166	$162	$290	$281
Utilities SBU	148	135	310	319
Energy Infrastructure SBU	282	379	645	733
New Energy Technologies SBU	(13)	(26)	(39)	(61)
Corporate and Other	13	(3)	12	1
Eliminations	(27)	39	(21)	34
Adjusted EBITDA	$569	$686	$1,197	$1,307

27 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
The Company uses long-lived assets as its measure of segment assets. Long-lived assets includes amounts recorded in Property, plant and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

Long-Lived Assets	June 30, 2023	December 31, 2022
Renewables SBU	$12,220	$9,533
Utilities SBU	6,602	6,311
Energy Infrastructure SBU	7,613	7,532
New Energy Technologies SBU	1	2
Corporate and Other	16	17
Long-Lived Assets	26,452	23,395
Current assets	7,205	7,643
Investments in and advances to affiliates	858	952
Debt service reserves and other deposits	171	177
Goodwill	362	362
Other intangible assets	2,282	1,841
Deferred income taxes	383	319
Loan receivable	1,018	1,051
Other noncurrent assets, excluding right-of-use assets for operating leases	2,774	2,623
Total Assets	$41,505	$38,363

28 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
13. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended June 30, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$505	$18	$1,490	$—	$(21)	$1,992
Other non-regulated revenue (1)	36	—	164	1	—	201
Total non-regulated revenue	541	18	1,654	1	(21)	2,193
Regulated Revenue
Revenue from contracts with customers	—	825	—	—	—	825
Other regulated revenue	—	9	—	—	—	9
Total regulated revenue	—	834	—	—	—	834
Total revenue	$541	$852	$1,654	$1	$(21)	$3,027

	Three Months Ended June 30, 2022
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$406	$18	$1,676	$1	$(20)	$2,081
Other non-regulated revenue (1)	49	1	144	1	—	195
Total non-regulated revenue	455	19	1,820	2	(20)	2,276
Regulated Revenue
Revenue from contracts with customers	—	794	—	—	—	794
Other regulated revenue	—	8	—	—	—	8
Total regulated revenue	—	802	—	—	—	802
Total revenue	$455	$821	$1,820	$2	$(20)	$3,078

	Six Months Ended June 30, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$982	$35	$3,062	$74	$(46)	$4,107
Other non-regulated revenue (1)	54	2	316	1	—	373
Total non-regulated revenue	1,036	37	3,378	75	(46)	4,480
Regulated Revenue
Revenue from contracts with customers	—	1,769	—	—	—	1,769
Other regulated revenue	—	17	—	—	—	17
Total regulated revenue	—	1,786	—	—	—	1,786
Total revenue	$1,036	$1,823	$3,378	$75	$(46)	$6,266

	Six Months Ended June 30, 2022
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$831	$41	$3,177	$1	$(54)	$3,996
Other non-regulated revenue (1)	44	2	250	1	—	297
Total non-regulated revenue	875	43	3,427	2	(54)	4,293
Regulated Revenue
Revenue from contracts with customers	—	1,622	—	—	—	1,622
Other regulated revenue	—	15	—	—	—	15
Total regulated revenue	—	1,637	—	—	—	1,637
Total revenue	$875	$1,680	$3,427	$2	$(54)	$5,930
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $388 million and $337 million as of June 30, 2023 and December 31, 2022, respectively.

29 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
During the six months ended June 30, 2023 and 2022, we recognized revenue of $13 million and $32 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of June 30, 2023 and December 31, 2022, the Mong Duong loan receivable had a balance of $1.1 billion, net of CECL reserves of $27 million and $28 million, respectively. Of the loan receivable balance, $102 million and $97 million, respectively, was classified as Other current assets, and $1 billion was classified as Loan receivable on the Condensed Consolidated Balance Sheets.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of June 30, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was $9 million, primarily consisting of fixed consideration for the sale of renewable energy credits in long-term contracts in the U.S. We expect to recognize revenue of approximately $1 million per year between 2023 and 2027 and the remainder thereafter.
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

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Other Income	AFUDC (US Utilities)	$3	$2	$6	$5
	Legal settlements	—	6	3	6
	Gain on sale of assets	—	—	2	—
	Gain on remeasurement of investment (1)	—	26	—	26
	Insurance proceeds (2)	—	16	—	16
	Gain on acquired customer contracts	—	5	—	5
	Gain on remeasurement of contingent consideration	—	3	—	3
	Other	11	12	13	15
	Total other income	$14	$70	$24	$76

Other Expense	Loss on sale and disposal of assets	$7	$5	$9	$9
	Loss on remeasurement of contingent consideration	1	—	8	—
	Non-service pension and other postretirement costs	3	—	7	—
	Allowance for lease receivable (3)	—	20	—	20
	Other	1	4	2	12
	Total other expense	$12	$29	$26	$41
_______________________________
(1)    Related to the remeasurement of our existing investment in 5B, accounted for using the measurement alternative.
(2)    Primarily related to insurance recoveries associated with property damage at TermoAndes.
(3)    Related to a full allowance recognized on a sales-type lease receivable at AES Gilbert due to a fire incident in April 2022.
15. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Norgener	$137	$—	$137	$—
Jordan	15	—	29	—
GAF Projects (AES Renewable Holdings)	18	—	18	—
Maritza	—	475	—	475
Other	4	7	10	8
Total	$174	$482	$194	$483

30 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
Norgener — In May 2023, AES Andes announced its intention to accelerate the retirement of the Norgener coal-fired plant in Chile in order to further advance its decarbonization strategy. Due to this strategic development and the resulting decrease in useful life of the generation facility, the Company performed an impairment analysis as of May 1, 2023, and determined that the carrying amount of the asset group was not recoverable. The Norgener asset group was determined to have a fair value of $24 million, using the income approach. As a result, and since pre-tax losses are limited to the carrying amount of the long-lived assets, the Company recognized pre-tax asset impairment expense of $137 million. Norgener is reported in the Energy Infrastructure SBU reportable segment.
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in Amman East and IPP4 for $58 million and as of June 30, 2023, the generation plants were classified as held-for-sale. Due to the delay in closing the transaction, the carrying amount of the asset group in subsequent periods exceeded the agreed-upon sales price and total pre-tax impairment expense of $29 million was recorded during the six months ended June 30, 2023. See Note 16—Held-for-Sale for further information. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
GAF Projects — During the second quarter of 2023, management concluded that the carrying value of six project companies at AES Renewable Holdings (the “GAF Projects”) may not be recoverable as the expected purchase price on the buyout of tax equity partners implied a loss on the transaction. The buyout was completed in July 2023. Management performed a recoverability test as of May 31, 2023 and concluded that the undiscounted cash flows of the GAF Projects did not exceed the carrying values of the asset groups for five of the six projects. The asset groups for the GAF Projects were determined to have a fair value of $11 million, using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $18 million. AES Renewable Holdings is reported in the Renewables SBU reportable segment.
Maritza — In May 2022, the Council for the European Union approved Bulgaria’s National Recovery and Resilience plan, which commits the country to cease generating electricity from coal beyond 2038. As this plan is expected to prohibit the Company from operating the Maritza coal-fired plant through its estimated useful life, it was determined that an indicator of impairment had occurred. The Company reassessed the useful life of the facility and performed an impairment analysis as of April 30, 2022, in which it was determined that the carrying amount of the asset group was not recoverable. The Maritza asset group was determined to have a fair value of $452 million, using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $475 million. Maritza is reported in the Energy Infrastructure SBU reportable segment.
16. HELD-FOR-SALE
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in Amman East and IPP4 for $58 million. The sale is expected to close in 2023. After completion of the sale, the Company will retain a 10% ownership interest in Amman East and IPP4, which will be accounted for as an equity method investment. As of June 30, 2023, the generation plants were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of June 30, 2023 was $164 million. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
Excluding any impairment charges, pre-tax income attributable to AES of businesses held-for-sale as of June 30, 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Jordan	$6	$6	$11	$11

31 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
17. ACQUISITIONS
Bellefield — On June 5, 2023, the Company entered into an agreement for the purchase of 100% of the membership interests in the Bellefield projects, consisting of two late development-stage solar and BESS projects of 1 GW each. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business. The Company agreed to make total cash payments including reimbursement of development and equipment costs of approximately $449 million, a portion of which is contingent upon future milestones and price adjustments. In the case that future milestones are not met, the total cash payment will be adjusted accordingly, along with any other purchase price adjustments.
The assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration to be paid of approximately $402 million, including cash paid of $164 million, contingent consideration of $210 million, and deferred payments of $28 million.
The estimated fair value of the contingent consideration of Bellefield was determined using probability-weighted discounted cash flows based on internal forecasts, which are considered Level 3 inputs. The weighted average probability of achieving the milestone payments used to calculate the acquisition date fair value of the contingent consideration was 90.4%. Payments under the contingent consideration arrangements are largely binary and thus, a single probability of achieving the milestone was applied in the calculation of fair value. The contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings. Bellefield is reported in the Renewables SBU reportable segment.
Bolero Solar Park — On June 9, 2023, the Company, through its subsidiary AES Andes S.A., acquired 100% of the equity interests in Helio Atacama Tres SpA, owner of the Bolero photovoltaic power plant for consideration of $114 million. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. As Helio Atacama Tres is not a VIE, any difference between the fair value of the assets and consideration transferred will be allocated to PP&E on a relative fair value basis. Helio Atacama Tres is reported in the Energy Infrastructure SBU reportable segment.
Agua Clara — On June 17, 2022, the Company, through its subsidiaries AES Dominicana Renewable Energy and AES Andres DR, S.A., acquired 100% of the equity interests in Agua Clara, S.A.S., a wind project for consideration of $98 million. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. As Agua Clara is not a VIE, any difference between the fair value of the assets and consideration transferred will be allocated to PP&E on a relative fair value basis. Agua Clara is reported in the Renewables SBU reportable segment.
Tunica Windpower, LLC — On June 17, 2022, the Company entered into an agreement for the purchase of 100% of the membership interests in Tunica Windpower, LLC. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business. The assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration paid of approximately $22 million, including contingent consideration of $7 million. The contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings. Tunica Windpower is reported in the Renewables SBU reportable segment.
Windsor PV1, LLC — On May 27, 2022, the Company entered into an agreement for the purchase of 100% of the membership interests in Windsor PV1, LLC, an early development-stage solar project. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business. The assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration paid of approximately $17 million, including contingent consideration of $5 million. The contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings. Windsor is reported in the Renewables SBU reportable segment.
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

32 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and six months ended June 30, 2023 and 2022, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended June 30,	2023			2022
(in millions, except per share data)	Loss	Shares	$ per Share	Loss	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$(39)	669	$(0.06)	$(179)	668	$(0.27)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—
Restricted stock units	—	—	—	—	—	—
Equity units	—	—	—	—	—	—
DILUTED EARNINGS (LOSS) PER SHARE	$(39)	669	$(0.06)	$(179)	668	$(0.27)

Six Months Ended June 30,	2023			2022
(in millions, except per share data)	Income	Shares	$ per Share	Loss	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$112	669	$0.17	$(64)	668	$(0.10)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	—	—
Restricted stock units	—	2	—	—	—	—
Equity units	—	40	(0.01)	—	—	—
DILUTED EARNINGS (LOSS) PER SHARE	$112	712	$0.16	$(64)	668	$(0.10)

For the three months ended June 30, 2023, the calculation of diluted earnings per share excluded 3 million outstanding stock awards and 40 million shares underlying our March 2021 Equity Units because their impact would be anti-dilutive given the loss from continuing operations. These shares could potentially dilute basic earnings per share in the future. Had the Company generated income, 2 million and 40 million potential shares of common stock related to the stock awards and the Equity Units, respectively, would have been included in diluted weighted-average shares outstanding.
The calculation of diluted earnings per share excluded 1 million outstanding stock awards for the six months ended June 30, 2023, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
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

33 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2023 and 2022
As described in Note 11—Equity, the Company issued 10,430,500 Equity Units in March 2021 with a total notional value of $1,043 million. Each Equity Unit has a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a 2024 Purchase Contract and a 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. Prior to February 15, 2024, the Series A Preferred Stock may be converted at the option of the holder only in connection with a fundamental change. On and after February 15, 2024, the Series A Preferred Stock may be converted freely at the option of the holder. Upon conversion, the Company will deliver to the holder with respect to each share of Series A Preferred Stock being converted (i) a share of our Series B Preferred Stock, or, solely with respect to conversions in connection with a redemption, cash and (ii) shares of our common stock, if any, in respect of any conversion value in excess of the liquidation preference of the preferred stock being converted. The conversion rate was initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which was equivalent to an initial conversion price of approximately $31.70 per share of common stock. As of June 30, 2023, due to customary anti-dilution provisions, the conversion rate was 31.6239, equivalent to a conversion price of approximately $31.62 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts are being accounted for as one unit of account. In calculating diluted EPS, the Company has applied the if-converted method to determine the impact of the forward purchase feature and considered if there are incremental shares that should be included related to the Series A Preferred conversion value.
19. RISKS AND UNCERTAINTIES
Puerto Rico — Earlier this year, AES Puerto Rico took certain measures to address identified liquidity challenges. On July 6, 2023, PREPA agreed to the release of funds in the escrow account guaranteeing AES Puerto Rico’s obligations under the Power Purchase and Operating Agreement (“PPOA”) in order to provide additional liquidity for the business. Additionally, AES Puerto Rico entered into a standstill and forbearance agreement with its noteholders because of the insufficiency of funds to meet the principal and interest obligations on its Series A Bond Loans due and payable on June 1, 2023, and going forward. AES Puerto Rico continues to work with PREPA and its noteholders on these liquidity challenges.
Despite these challenges and considering the information available as of the filing date, management believes the carrying amount of our long-lived assets at AES Puerto Rico of $63 million is recoverable as of June 30, 2023. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down our long-lived assets in Puerto Rico to fair value.

34 | The AES Corporation | June 30, 2023 Form 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2022 Form 10-K.
Forward-Looking Information
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—Risk Factors of this Form 10-Q, Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K and subsequent filings with the SEC.
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
Overview of Our Business
We are a diversified power generation and utility company organized into the following four SBUs, mainly organized by technology: Renewables (solar, wind, energy storage, hydro, biomass, and landfill gas), Utilities (AES Indiana, AES Ohio, and AES El Salvador), Energy Infrastructure (natural gas, LNG, coal, pet coke, diesel, and oil), and New Energy Technologies (green hydrogen, Fluence, Uplight, and 5B). Our businesses in Chile, which have a mix of generation sources, including renewables, are also included within the Energy Infrastructure SBU, as the generation from all sources is pooled to service our existing PPAs. In our 2022 Form 10-K, the management reporting structure and the Company’s reportable segments were mainly organized by geographic regions. In March 2023, we announced internal management changes as a part of our ongoing strategy to align our business to meet our customers’ needs and deliver on our major strategic objectives. The results of our operations are now reported along our four newly formed technology-based SBUs. For additional information regarding our business, see Item 1.—Business of our 2022 Form 10-K.
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
Executive Summary
Compared with last year, second quarter net loss decreased $117 million, from $136 million to $19 million. This decrease is the result of favorable contributions at the Utilities, Renewables, and New Energy Technologies SBUs, partially offset by lower contributions at the Energy Infrastructure SBU.
Adjusted EBITDA, a non-GAAP measure, decreased $117 million, from $686 million to $569 million, mainly driven by higher cost of sales and lower thermal dispatch substituted with renewable sources at the Energy Infrastructure SBU; partially offset by lower losses from affiliates at the New Energy Technologies SBU mainly attributable to improved margins on a new product line, favorable weather conditions impacting demand and increased rider revenues at the Utilities SBU, and new businesses operating in our portfolio and favorable wind and hydrological conditions at the Renewables SBU.

35 | The AES Corporation | June 30, 2023 Form 10-Q
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, decreased $115 million, from $722 million to $607 million primarily due to the drivers above.
Compared with last year, second quarter diluted loss per share from continuing operations decreased $0.21, from $0.27 to $0.06. This decrease is mainly driven by lower long-lived asset impairments in the current year, partially offset by the recognition of unrealized losses due to the termination of a PPA and higher cost of sales at the Energy Infrastructure SBU.
Adjusted EPS, a non-GAAP measure, decreased $0.13 from $0.34 to $0.21, mainly driven by lower contributions from the Energy Infrastructure SBU.
Compared with last year, net income for the six months ended June 30, 2023 increased $135 million, from $35 million to $170 million. This increase is the result of favorable contributions at the New Energy Technologies and Renewables SBUs, partially offset by lower contributions at the Energy Infrastructure and Utilities SBUs.
Adjusted EBITDA, a non-GAAP measure, decreased $110 million, from $1,307 million to $1,197 million, mainly driven by higher cost of sales and lower thermal dispatch substituted with renewable sources at the Energy Infrastructure SBU, and unfavorable weather conditions impacting demand and higher fixed costs at the Utilities SBU; partially offset by lower losses from affiliates at the New Energy Technologies SBU mainly attributable to improved margins on a new product line, and favorable wind and hydrological conditions and new businesses operating in our portfolio at the Renewables SBU.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, decreased $108 million, from $1,356 million to $1,248 million, primarily due to the drivers above.
Compared with last year, diluted earnings per share from continuing operations for the six months ended June 30, 2023 increased $0.26, from a loss of $0.10 to earnings of $0.16. This increase is mainly driven by lower long-lived asset impairments in the current year and lower losses of affiliates at the New Energy Technologies SBU, partially offset by higher unrealized foreign currency losses, the recognition of unrealized losses due to the termination of a PPA and higher cost of sales at the Energy Infrastructure SBU, and higher costs due to an accelerated growth plan at the Renewables SBU.
Adjusted EPS, a non-GAAP measure, decreased $0.12 from $0.55 to $0.43, mainly driven by lower contributions from the Renewables SBU and lower margins due to unfavorable weather conditions at the Utilities SBU, partially offset by lower losses of affiliates at the New Energy Technologies SBU.

36 | The AES Corporation | June 30, 2023 Form 10-Q

Accelerating the future of energy, together.

Business Overview

131 Generation Facilities

6 Utility Companies

32,683 Gross MW

33,302 GWH [2]

Three Months Ended June 30,		2023	2022
Diluted earnings (loss) per share	$	(0.06) $	(0.27)
Adjusted EPS [1]		0.21	0.34

Six Months Ended June 30,		2023	2022
Diluted earnings (loss) per share	$	0.16 $	(0.10)
Adjusted EPS [1]		0.43	0.55

Operating Margin
(in millions)

$1,092
$1,093
$498
$563
Q2 2023
Q2 2022

Net Income
(in millions)

YTD
QTD
$170
$35
$(19)
$(136)
Q2 2023
Q2 2022

Adjusted EBITDA [1]
(in millions)

$1,197
$1,307
$569
$686
Q2 2023
Q2 2022

Operating Cash Flow
(in millions)

$1,187
$865
$562
$408
Q2 2023
Q2 2022

Key events in 2023

- AES Ohio expects final approval of its Electric Security Plan (ESP4) by the end of August 2023
- Continued to make measurable progress in our portfolio transformation with the retirement of 415 MW of coal at Petersburg Unit 2 in Indiana, the announcement of the expected retirement of the 276 MW Norgener coal plant in Chile, which is expected in 2025, and the receipt of final approval for the PPA termination at the 205 MW Warrior Run coal plant in Maryland
- Signed agreements to extend the operation of 1.4 GW of gas generation at the Southland legacy units in Southern California for three years

Strategic outlook

- Backlog of 13,170 MW of projects under signed long-term PPAs
- Expect to sign 14-17 GW of renewables PPAs in 2023-2025
- Intent to exit coal by year-end 2025

Under construction

5,389 MW

Energy Storage 17%
Gas 12%
Wind 23%
Solar 48%

Contracted renewable backlog

7,781 MW

Energy Storage 33%
Hydro 1%
Solar 45%
Wind 21%

(1) Non-GAAP measure. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2022.

37 | The AES Corporation | June 30, 2023 Form 10-Q
Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in renewables, utilities, and technology businesses.
•As of today, the Company’s backlog, which consists of projects with signed contracts, but which are not yet operational, is 13,170 MW, including 5,389 MW under construction. This is compared to a 11,932 MW backlog as of the Company's first quarter 2023 earnings call on May 5, 2023.
•In year-to-date 2023, the Company completed 786 MW of wind, solar and energy storage and expects to complete a total of 3.4 GW by year-end 2023.
•AES Indiana filed its first rate case since 2018, and expects to receive regulatory approval by the middle of 2024. During the second quarter of 2023, AES Indiana filed for approval to build a 200 MW, or 800 MWh, energy storage facility at the site of the retiring Petersburg coal plant and expects to receive approval by the end of 2023. The facility is expected to come online by the end of 2024, at which point it will be the largest battery storage project in the State of Indiana.
•The Company expects to receive approval for AES Ohio's new Electric Security Plan (“ESP4”) by the end of August 2023, with new distribution rates effective immediately.
•During the second quarter of 2023, the Company continued to make progress toward exiting coal by year-end 2025:
◦Retirement of the 415 MW Petersburg Unit 2 in Indiana;
◦Announcement of the expected retirement of the 276 MW Norgener plant in Chile in 2025; and
◦Receipt of final regulatory approval, and subsequent deal closing, for the termination of the PPA for the 205 MW Warrior Run plant in Maryland.

38 | The AES Corporation | June 30, 2023 Form 10-Q
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	$ change	% change	2023	2022	$ change	% change
Revenue:
Renewables SBU	$541	$455	$86	19%	$1,036	$875	$161	18%
Utilities SBU	852	821	31	4%	1,823	1,680	143	9%
Energy Infrastructure SBU	1,654	1,820	(166)	-9%	3,378	3,427	(49)	-1%
New Energy Technologies SBU	1	2	(1)	-50%	75	2	73	NM
Corporate and Other	40	34	6	18%	67	57	10	18%
Eliminations	(61)	(54)	(7)	-13%	(113)	(111)	(2)	-2%
Total Revenue	3,027	3,078	(51)	-2%	6,266	5,930	336	6%
Operating Margin:
Renewables SBU	118	146	(28)	-19%	206	199	7	4%
Utilities SBU	86	67	19	28%	191	201	(10)	-5%
Energy Infrastructure SBU	241	307	(66)	-21%	616	623	(7)	-1%
New Energy Technologies SBU	(2)	(1)	(1)	100%	(6)	(3)	(3)	100%
Corporate and Other	74	40	34	85%	131	88	43	49%
Eliminations	(19)	4	(23)	NM	(46)	(15)	(31)	NM
Total Operating Margin	498	563	(65)	-12%	1,092	1,093	(1)	—%
General and administrative expenses	(72)	(46)	(26)	57%	(127)	(98)	(29)	30%
Interest expense	(310)	(279)	(31)	11%	(640)	(537)	(103)	19%
Interest income	131	95	36	38%	254	170	84	49%
Loss on extinguishment of debt	—	(1)	1	-100%	(1)	(7)	6	-86%
Other expense	(12)	(29)	17	-59%	(26)	(41)	15	-37%
Other income	14	70	(56)	-80%	24	76	(52)	-68%
Loss on disposal and sale of business interests	(4)	(2)	(2)	100%	(4)	(1)	(3)	NM
Asset impairment expense	(174)	(482)	308	-64%	(194)	(483)	289	-60%
Foreign currency transaction losses	(67)	(49)	(18)	37%	(109)	(68)	(41)	60%
Income tax benefit (expense)	2	19	(17)	-89%	(70)	(41)	(29)	71%
Net equity in earnings (losses) of affiliates	(25)	5	(30)	NM	(29)	(28)	(1)	4%
NET INCOME (LOSS)	(19)	(136)	117	-86%	170	35	135	NM
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(20)	(43)	23	-53%	(58)	(99)	41	-41%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(39)	$(179)	$140	-78%	$112	$(64)	$176	NM
Net cash provided by operating activities	$562	$408	$154	38%	$1,187	$865	$322	37%
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

39 | The AES Corporation | June 30, 2023 Form 10-Q
Consolidated Revenue and Operating Margin
Three Months Ended June 30, 2023
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $51 million, or 2%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, driven by:
•$166 million at Energy Infrastructure driven by lower CO2 purchases passed through due to lower production, lower generation, the recognition of unrealized losses due to termination of a PPA, and the impact of the depreciation of the Argentine peso; partially offset by unrealized derivative gains and lower outages.
This unfavorable impact was partially offset by increases of:
•$86 million at Renewables mainly driven by higher spot sales at higher prices, new projects placed into service, and the impacts of better hydrology and wind generation; partially offset by unrealized commodity derivative losses and the impact of the depreciation of the Colombian peso; and
•$31 million at Utilities mainly driven by higher demand due to extreme heat in El Salvador, higher fuel and purchase rider revenues, and higher TDSIC rider and transmission revenues; partially offset by lower retail volumes due to milder weather in Indiana and Ohio.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $65 million, or 12%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, driven by:
•$66 million at Energy Infrastructure mainly driven by higher cost of sales, lower thermal dispatch, the recognition of unrealized losses due to termination of a PPA, and lower insurance proceeds; partially offset by lower outages, higher contract energy sales due to higher prices, and unrealized derivative gains; and
•$28 million at Renewables mainly driven by unrealized derivatives losses, higher fixed costs due to an accelerated growth plan, and the impact of the depreciation of the Colombian peso; partially offset by the impact of better hydrology, new businesses operating in our portfolio, and higher wind availability, resulting in higher renewable energy generation.
These unfavorable impacts were partially offset by increases of:

40 | The AES Corporation | June 30, 2023 Form 10-Q
• $19 million at Utilities mainly driven by higher demand due to extreme heat in El Salvador and an increase in transmission and TDSIC rider revenues, partially offset by milder weather and demand in Indiana and Ohio; and
•$11 million at Corporate and Other primarily driven by higher charge-outs of people costs and insurance premiums to the businesses.
Six Months Ended June 30, 2023
Revenue
(in millions)
Consolidated Revenue — Revenue increased $336 million, or 6%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, driven by:
•$161 million at Renewables mainly driven by higher spot sales at higher prices and new projects placed into service; partially offset by the impact of the depreciation of the Colombian peso and unrealized derivative losses;
•$143 million at Utilities mainly driven by higher fuel and purchase rider revenues, higher TDSIC rider and transmission revenues, and higher demand due to extreme heat in El Salvador; partially offset by milder weather and demand in Indiana and Ohio; and
•$73 million at New Energy Technologies mainly driven by the sale of the Fallbrook project in March 2023.
These favorable impacts were partially offset by a decrease of $49 million at Energy Infrastructure primarily driven by lower CO2 purchases passed through due to lower production, the recognition of unrealized losses due to termination of a PPA, and the impact of the depreciation of the Argentine peso; partially offset by unrealized derivative gains, and higher contract energy sales due to higher prices.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $1 million, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, driven by:
•$10 million at Utilities mainly driven by the impact of milder weather in Indiana and Ohio and higher fixed costs, partially offset by an increase in transmission and TDSIC rider revenues and higher demand due to extreme heat in El Salvador.
•$7 million at Energy Infrastructure mainly driven by higher cost of sales, lower thermal dispatch, and the

41 | The AES Corporation | June 30, 2023 Form 10-Q
recognition of unrealized losses due to termination of a PPA; and a prior year one-time revenue recognition driven by a reduction in a project's expected completion costs; partially offset by unrealized derivative gains, favorable LNG transactions, lower outages, and lower depreciation expense due to impairments in the prior year.
These unfavorable impacts were partially offset by increases of:
•$12 million at Corporate and Other mainly driven by higher charge-outs of people costs and insurance premiums to the businesses; and
•$7 million at Renewables mainly driven by new projects placed into service, higher spot sales at higher prices, and the impact of better hydrology and wind generation; partially offset by unrealized derivative losses, higher fixed costs due to an accelerated growth plan and the impact of the depreciation of the Colombian peso.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $26 million, or 57%, to $72 million for the three months ended June 30, 2023, compared to $46 million for the three months ended June 30, 2022, primarily due to increased business development activity and people costs.
General and administrative expenses increased $29 million, or 30%, to $127 million for the six months ended June 30, 2023 compared to $98 million for the six months ended June 30, 2022, primarily due to increased business development activity, people costs, and professional fees.
Interest expense
Interest expense increased $31 million, or 11%, to $310 million for the three months ended June 30, 2023, compared to $279 million for the three months ended June 30, 2022. This increase is primarily due to new debt issued at the Renewables, Utilities, and Energy Infrastructure SBUs and a higher weighted average interest rate at the Parent Company; partially offset by higher capitalized interest at the Energy Infrastructure SBU.
Interest expense increased $103 million, or 19%, to $640 million for the six months ended June 30, 2023, compared to $537 million for the six months ended June 30, 2022, primarily due to the drivers above.
Interest income
Interest income increased $36 million, or 38%, to $131 million for the three months ended June 30, 2023, compared to $95 million for the three months ended June 30, 2022, primarily due to higher average interest rates and short-term investments at the Energy Infrastructure and Renewables SBUs, partially offset by the prior year sales-type lease receivable adjustment at the Alamitos Energy Center.
Interest income increased $84 million, or 49%, to $254 million for the six months ended June 30, 2023, compared to $170 million for the six months ended June 30, 2022, primarily due to the drivers above.
Other income and expense
Other income decreased $56 million, or 80%, to $14 million for the three months ended June 30, 2023, compared to $70 million for the three months ended June 30, 2022, primarily due to the prior year gain on remeasurement of our existing investment in 5B, which is accounted for using the measurement alternative, and prior year insurance proceeds primarily associated with property damage at TermoAndes.
Other income decreased $52 million, or 68%, to $24 million for the six months ended June 30, 2023, compared to $76 million for the six months ended June 30, 2022, primarily due to the drivers above.
Other expense decreased $17 million, or 59%, to $12 million for the three months ended June 30, 2023, compared to $29 million for the three months ended June 30, 2022, primarily due to the prior year recognition of an allowance on a sales-type receivable at AES Gilbert due to a fire incident in April 2022.
Other expense decreased $15 million, or 37%, to $26 million for the six months ended June 30, 2023, compared to $41 million for the six months ended June 30, 2022, primarily due to the driver above.

42 | The AES Corporation | June 30, 2023 Form 10-Q
See Note 14—Other Income and Expense, Note 6—Investments in and Advances to Affiliates, and Note 17—Acquisitions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense decreased $308 million, or 64%, to $174 million for the three months ended June 30, 2023, compared to $482 million for the three months ended June 30, 2022. This decrease was primarily due to the $475 million prior year impairment of Maritza’s coal-fired plant due to Bulgaria’s commitment to cease electricity generation using coal as a fuel source beyond 2038, partially offset by the $137 million impairment associated with the commitment to accelerate the retirement of the Norgener coal-fired plant in Chile, an $18 million impairment of five project companies at AES Renewable Holdings associated with the buyout of tax equity partners, and a $15 million impairment of Amman East and IPP4 in Jordan due to the delay in closing the sale transaction.
Asset impairment expense decreased $289 million, or 60%, to $194 million for the six months ended June 30, 2023, compared to $483 million for the six months ended June 30, 2022. This decrease was primarily due to the $475 million prior year impairment at Maritza, partially offset by the $137 million impairment at Norgener, a $29 million impairment of Amman East and IPP4 in Jordan, and an $18 million impairment at AES Renewable Holdings, due to the drivers discussed above.
See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction losses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Argentina	$(39)	$(42)	$(72)	$(55)
Chile	(28)	(1)	(45)	(11)
Brazil	1	(12)	13	(7)
Other	(1)	6	(5)	5
Total (1)	$(67)	$(49)	$(109)	$(68)
___________________________________________
(1)Includes losses of $31 million and gains of $7 million on foreign currency derivative contracts for the three months ended June 30, 2023 and 2022, respectively, and losses of $39 million and $49 million on foreign currency derivative contracts for the six months ended June 30, 2023 and 2022, respectively.
The Company recognized net foreign currency transaction losses of $67 million for the three months ended June 30, 2023 primarily driven by the depreciation of the Argentine peso and unrealized losses related to an intercompany loan denominated in the Colombian peso.
The Company recognized net foreign currency transaction losses of $109 million for the six months ended June 30, 2023 primarily driven by the depreciation of the Argentine peso and unrealized losses related to an intercompany loan denominated in the Colombian peso; partially offset by unrealized gains on debt in Brazil.
The Company recognized net foreign currency transaction losses of $49 million for the three months ended June 30, 2022 primarily due to unrealized losses on foreign currency derivatives related to government receivables in Argentina, unrealized losses due to depreciating receivables denominated in the Argentine peso, and unrealized losses on debt in Brazil.
The Company recognized net foreign currency transaction losses of $68 million for the six months ended June 30, 2022 primarily due to unrealized losses on foreign currency derivatives related to government receivables in Argentina, unrealized losses due to depreciating receivables denominated in the Argentine peso, and unrealized derivative losses on foreign currency derivatives in South America due to the depreciating Colombian peso.

43 | The AES Corporation | June 30, 2023 Form 10-Q
Income tax benefit (expense)
Income tax benefit decreased $17 million, or 89%, to $2 million for the three months ended June 30, 2023, compared to $19 million for the three months ended June 30, 2022. The Company’s effective tax rates were (50)% and 12% for the three months ended June 30, 2023, and 2022, respectively. The current year effective tax rate was impacted by the asset impairment of the Norgener coal-fired plant in Chile, while the prior year effective tax rate was impacted by the asset impairment of the Maritza coal-fired plant.
Income tax expense increased $29 million, or 71%, to $70 million for the six months ended June 30, 2023, compared to $41 million for the six months ended June 30, 2022. The Company’s effective tax rates were 26% and 39% for the six months ended June 30, 2023 and 2022, respectively. The prior year effective tax rate was impacted by the asset impairment of the Maritza coal-fired plant.
See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for details of the Maritza and Norgener asset impairments.
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
Net equity in earnings (losses) of affiliates
Net equity in losses of affiliates increased $30 million to $25 million for the three months ended June 30, 2023, compared to earnings of $5 million for the three months ended June 30, 2022. This increase was driven by lower earnings from sPower, mainly due to lower earnings from renewable projects that came online, partially offset by an increase in earnings from Mesa La Paz, primarily due to the termination of unrealized derivatives due to a contract amendment, and by a decrease in losses from Fluence, mainly attributable to improved margins on a new product line, offset by a consolidation adjustment.
Net equity in losses of affiliates increased $1 million, or 4%, to $29 million for the six months ended June 30, 2023, compared to $28 million for the six months ended June 30, 2022. This increase was primarily driven by lower earnings from sPower, mainly due to lower earnings from renewable projects that came online. This increase in losses was partially offset by an increase in earnings from Mesa La Paz, primarily due the termination of unrealized derivatives due to a contract amendment, and by a decrease in losses from Fluence, mainly attributable to improved margins on a new product line and reduced shipping constraints and costs, offset by a consolidation adjustment.
See Note 6—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $23 million, or 53%, to $20 million for the three months ended June 30, 2023, compared to $43 million for the three months ended June 30, 2022. This decrease was primarily due to:
•Higher allocation of losses to tax equity investors and increased costs associated with the growing business at the Renewables SBU; and
•Current year impairments in Jordan at the Energy Infrastructure SBU.
These decreases were partially offset by:
•Higher earnings from the Renewables SBU due to higher wind availability.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $41 million, or 41%, to $58 million for the six months ended June 30, 2023, compared to $99 million for the six months ended June 30, 2022. This decrease was primarily due to:
•Higher allocation of losses to tax equity investors and increased costs associated with the growing business at the Renewables SBU;
•Prior year one-time revenue recognition driven by a reduction in a project's expected completion costs, and current year impairments in Jordan at the Energy Infrastructure SBU; and
•Lower earnings from the Utilities SBU due to unfavorable weather conditions.
These decreases were partially offset by:

44 | The AES Corporation | June 30, 2023 Form 10-Q
•Higher earnings from the Renewables SBU due to favorable weather conditions; and
•Favorable LNG transactions at the Energy Infrastructure SBU.
Net income (loss) attributable to The AES Corporation
Net loss attributable to The AES Corporation decreased $140 million, or 78%, to $39 million for the three months ended June 30, 2023, compared to $179 million for the three months ended June 30, 2022. This decrease was primarily due to:
•Lower long-lived asset impairments in the current year; and
•Increase in interest income due to higher average interest rates and short term investments at the Energy Infrastructure SBU.
These decreases were partially offset by:
•Lower earnings from the Energy Infrastructure SBU as a result of the recognition of unrealized losses due to termination of a PPA, lower thermal dispatch, lower insurance proceeds, and higher cost of sales;
•Prior year gain on remeasurement of our existing investment in 5B; and
•Increase in interest expense due to higher interest rates and new debt issued at the Energy Infrastructure SBU and a higher Parent weighted average interest rate.
Net income attributable to The AES Corporation increased $176 million, to $112 million for the six months ended June 30, 2023, compared to a loss of $64 million for the six months ended June 30, 2022. This increase was primarily due to:
•Lower long-lived asset impairments in the current year;
•Increase in interest income due to higher average interest rates and short term investments at the Energy Infrastructure and Renewables SBUs; and
•Lower losses from affiliates at the New Energy Technologies SBU.
These increases were partially offset by:
•Higher unrealized foreign currency losses at the Energy Infrastructure SBU;
•Lower earnings from the Renewables SBU due to unrealized derivative losses, higher fixed costs due to an accelerated growth plan, and the impact of the Colombian peso;
•Lower earnings from the Energy Infrastructure SBU as a result of the recognition of unrealized losses due to termination of a PPA, lower thermal dispatch, and higher cost of sales; and
•Increase in interest expense due to higher interest rates and new debt issued at the Energy Infrastructure SBU and a higher Parent weighted average interest rate.
SBU Performance Analysis
Non-GAAP Measures
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

45 | The AES Corporation | June 30, 2023 Form 10-Q
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

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA with Tax Attributes (in millions)	2023	2022	2023	2022
Net income	$(19)	$(136)	$170	$35
Income tax expense (benefit)	(2)	(19)	70	41
Interest expense	310	279	640	537
Interest income	(131)	(95)	(254)	(170)
Depreciation and amortization	277	264	550	534
EBITDA	$435	$293	$1,176	$977
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(155)	(156)	(325)	(312)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	27	23	66	57
Interest income recognized under service concession arrangements	18	20	36	39
Unrealized derivative and equity securities losses (gains)	32	(34)	(7)	8
Unrealized foreign currency losses	32	38	64	20
Disposition/acquisition losses	16	23	13	32
Impairment losses	164	479	173	480
Loss on extinguishment of debt	—	—	1	6
Adjusted EBITDA (1)	$569	$686	$1,197	$1,307
Tax attributes allocated to tax equity investors	38	36	51	49
Adjusted EBITDA with Tax Attributes (2)	$607	$722	$1,248	$1,356

46 | The AES Corporation | June 30, 2023 Form 10-Q
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
Adjusted PTC
We define Adjusted PTC as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses, and costs due to the early retirement of debt; and (f) net gains at Angamos, one of our businesses in the Energy Infrastructure SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.
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

47 | The AES Corporation | June 30, 2023 Form 10-Q
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

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted PTC (in millions)	2023	2022	2023	2022
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$(39)	$(179)	$112	$(64)
Income tax expense (benefit) from continuing operations attributable to The AES Corporation	(16)	(29)	35	21
Pre-tax contribution	(55)	(208)	147	(43)
Unrealized derivative and equity securities losses (gains)	33	(35)	(6)	6
Unrealized foreign currency losses	33	39	64	20
Disposition/acquisition losses	16	23	13	32
Impairment losses	164	479	173	480
Loss on extinguishment of debt	—	6	4	16
Adjusted PTC	$191	$304	$395	$511

48 | The AES Corporation | June 30, 2023 Form 10-Q
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
The Company reported a loss from continuing operations of $0.06 for the three months ended June 30, 2023 and $0.27 and $0.10 for the three and six months ended June 30, 2022, respectively. For purposes of measuring diluted loss per share under GAAP, common stock equivalents were excluded from weighted average shares as their inclusion would be anti-dilutive. However, for purposes of computing Adjusted EPS, the Company has included the impact of dilutive common stock equivalents. The tables below reconcile the weighted average shares used in GAAP diluted loss per share to the weighted average shares used in calculating the non-GAAP measure of Adjusted EPS.

49 | The AES Corporation | June 30, 2023 Form 10-Q

Reconciliation of Denominator Used For Adjusted EPS	Three Months Ended June 30, 2023
(in millions, except per share data)	Loss	Shares	$ per Share

GAAP DILUTED LOSS PER SHARE
Loss from continuing operations attributable to The AES Corporation common stockholders	$(39)	669	$(0.06)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—
Restricted stock units	—	2	—
Equity units	—	40	0.01
NON-GAAP DILUTED LOSS PER SHARE	$(39)	712	$(0.05)

Reconciliation of Denominator Used For Adjusted EPS	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in millions, except per share data)	Loss	Shares	$ per Share	Loss	Shares	$ per Share

GAAP DILUTED LOSS PER SHARE
Loss from continuing operations attributable to The AES Corporation common stockholders	$(179)	668	$(0.27)	$(64)	668	$(0.10)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	1	—
Restricted stock units	—	2	—	—	2	—
Equity units	—	40	0.02	1	40	0.01
NON-GAAP DILUTED LOSS PER SHARE	$(179)	711	$(0.25)	$(63)	711	$(0.09)

	Three Months Ended June 30,				Six Months Ended June 30,
Reconciliation of Adjusted EPS	2023		2022		2023		2022
Diluted earnings (loss) per share from continuing operations	$(0.05)		$(0.25)		$0.16		$(0.09)
Unrealized derivative and equity securities losses (gains)	0.05	(1)	(0.05)	(2)	(0.01)	(3)	0.01
Unrealized foreign currency losses	0.04	(4)	0.05	(5)	0.09	(6)	0.03
Disposition/acquisition losses	0.02		0.03	(7)	0.02		0.04	(7)
Impairment losses	0.23	(8)	0.68	(9)	0.24	(8)	0.68	(9)
Loss on extinguishment of debt	—		0.01		0.01		0.02
Less: Net income tax benefit	(0.08)	(10)	(0.13)	(11)	(0.08)	(10)	(0.14)	(11)
Adjusted EPS	$0.21		$0.34		$0.43		$0.55
_____________________________
(1)Amount primarily relates to recognition of unrealized losses due to the termination of a PPA of $72 million, or $0.10 per share, partially offset by unrealized derivative gains at the Energy Infrastructure SBU of $37 million, or $0.05 per share.
(2)Amount primarily relates to the unrealized gain on remeasurement of our existing investment in 5B, accounted for using the measurement alternative, of $26 million, or $0.04 per share.
(3)Amount primarily relates to unrealized derivative gains at the Energy Infrastructure SBU of $87 million, or $0.12 per share, partially offset by the recognition of unrealized losses due to the termination of a PPA of $72 million, or $0.10 per share.
(4)Amount primarily relates to unrealized foreign currency losses mainly associated with the devaluation of long-term receivables denominated in Argentine pesos of $24 million, or $0.03 per share, and unrealized foreign currency losses at AES Andes due to the depreciating Colombian peso of $15 million, or $0.02 per share.
(5)Amount primarily relates to unrealized foreign currency losses on debt in Brazil of $12 million, or $0.02 per share, and unrealized foreign currency losses of $9 million, or $0.01 per share, mainly associated with the devaluation of long-term receivables denominated in Argentine pesos.
(6)Amount primarily relates to unrealized foreign currency losses mainly associated with the devaluation of long-term receivables denominated in Argentine pesos of $49 million, or $0.07 per share, and unrealized foreign currency losses at AES Andes due to the depreciating Colombian peso of $31 million, or $0.04 per share.
(7)Amount primarily relates to the recognition of an allowance on the AES Gilbert sales-type lease receivable as a cost of disposition of a business interest of $20 million, or $0.03 per share, for the three and six months ended June 30, 2022.
(8)Amount primarily relates to asset impairments at the Norgener coal-fired plant in Chile of $136 million, or $0.19 per share, and the GAF Projects at AES Renewable Holdings of $18 million, or $0.03 per share for the three and six months ended June 30, 2023.
(9)Amount primarily relates to asset impairment at Maritza of $475 million, or $0.67 per share, for the three and six months ended June 30, 2022.
(10)Amount primarily relates to income tax benefits associated with the asset impairment at the Norgener coal fired plant in Chile of $33 million, or $0.05 per share, and income tax benefits associated with the recognition of unrealized losses due to the termination of a PPA of $18 million, or $0.02 per share, for the three and six months ended June 30, 2023.
(11)Amount primarily relates to income tax benefits associated with the impairment at Maritza of $110 million, or $0.15 per share, partially offset by income tax expense associated with the unrealized gain on remeasurement of our existing investment in 5B of $6 million, or $0.01 per share for the three and six months ended June 30, 2022.

50 | The AES Corporation | June 30, 2023 Form 10-Q
Renewables SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating Margin	$118	$146	$(28)	-19%	$206	$199	$7	4%
Adjusted EBITDA (1)	166	162	4	2%	290	281	9	3%
Adjusted EBITDA with Tax Attributes (1)	204	198	6	3%	341	330	11	3%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.

Operating Margin for the three months ended June 30, 2023 decreased $28 million driven primarily by unrealized derivatives losses, higher fixed costs due to an accelerated growth plan, and the impact of the depreciation of the Colombian peso. This decrease was partially offset by the impact of better hydrology, new businesses operating in our portfolio, and higher wind availability, resulting in higher renewable energy generation.
Adjusted EBITDA for the three months ended June 30, 2023 increased $4 million primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, and depreciation expense.
Adjusted EBITDA with Tax Attributes for the three months ended June 30, 2023 increased $6 million primarily due to the increase in Adjusted EBITDA. During the three months ended June 30, 2023 and 2022, we realized $38 million and $36 million, respectively, from Tax Attributes earned by our U.S. renewables business.
Operating Margin for the six months ended June 30, 2023 increased $7 million driven primarily by better hydrology, new businesses operating in our portfolio, and higher wind availability, resulting in higher renewable energy generation. This increase was partially offset by unrealized derivatives losses, higher fixed costs due to an accelerated growth plan, and the impact of the depreciation of the Colombian peso.
Adjusted EBITDA for the six months ended June 30, 2023 increased $9 million primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, and depreciation expense.
Adjusted EBITDA with Tax Attributes for the six months ended June 30, 2023 increased $11 million primarily due to the increase in Adjusted EBITDA. During the six months ended June 30, 2023 and 2022, we realized $51 million and $49 million, respectively, from Tax Attributes earned by our U.S. renewables business.
Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating Margin	$86	$67	$19	28%	$191	$201	$(10)	-5%
Adjusted EBITDA (1)	148	135	13	10%	310	319	(9)	-3%
Adjusted PTC (1) (2)	21	16	5	31%	59	85	(26)	-31%
____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.
Operating Margin for the three months ended June 30, 2023 increased $19 million mainly driven by extreme heat in El Salvador and an increase in transmission and TDSIC rider revenues, partially offset by milder weather and demand in Indiana and Ohio.
Adjusted EBITDA for the three months ended June 30, 2023 increased $13 million primarily due to the drivers above, adjusted for NCI.
Adjusted PTC for the three months ended June 30, 2023 increased $5 million due to the drivers above and higher interest expense due to new debt transactions.
Operating Margin for the six months ended June 30, 2023 decreased $10 million mainly driven by the impact of milder weather in Indiana and Ohio and higher fixed costs, partially offset by an increase in transmission and TDSIC rider revenues and extreme heat in El Salvador.
Adjusted EBITDA for the six months ended June 30, 2023 decreased $9 million primarily due to the drivers above, adjusted for NCI.

51 | The AES Corporation | June 30, 2023 Form 10-Q
Adjusted PTC for the six months ended June 30, 2023 decreased $26 million due to the drivers above and higher interest expense due to new debt transactions.
Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating Margin	$241	$307	$(66)	-21%	$616	$623	$(7)	-1%
Adjusted EBITDA (1)	282	379	(97)	-26%	645	733	(88)	-12%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended June 30, 2023 decreased $66 million driven primarily by higher cost of sales, lower thermal dispatch substituted with renewable sources, the recognition of unrealized losses due to the termination of a PPA and lower insurance proceeds.
These losses were partially offset by lower outages, higher contract energy sales due to higher prices and unrealized gains resulting from derivatives as part of our commercial hedging strategy.
Adjusted EBITDA for the three months ended June 30, 2023 decreased $97 million primarily due to the drivers above adjusted for NCI and unrealized derivatives losses, higher realized foreign currency losses and lower insurance recovery.
Operating Margin for the six months ended June 30, 2023 decreased $7 million driven primarily by higher cost of sales, lower thermal dispatch substituted with renewable sources, the recognition of unrealized losses due to the termination of a PPA, and a prior year's one-time revenue recognition driven by a reduction in a project's expected completion costs.
These losses were partially offset by unrealized gains resulting from derivatives as part of our commercial hedging strategy, favorable LNG transactions, lower outages and lower depreciation expense due to impairments recognized in prior year.
Adjusted EBITDA for the six months ended June 30, 2023 decreased $88 million primarily due to the drivers above adjusted for NCI, unrealized derivatives losses, depreciation, higher realized foreign currency losses and lower insurance recovery.
New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating Margin	$(2)	$(1)	$(1)	100%	$(6)	$(3)	$(3)	-100%
Adjusted EBITDA (1)	(13)	(26)	13	-50%	(39)	(61)	22	36%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended June 30, 2023 decreased $1 million, with no material drivers.
Adjusted EBITDA for the three months ended June 30, 2023 increased $13 million primarily driven by lower losses at Fluence, whose results are reported as Net equity in losses of affiliates on our Condensed Consolidated Statements of Operations, mainly attributable to improved margins on a new product line, the issuance of price increase change orders during the period, the settlement of contractual claims with a battery module vendor and incremental costs incurred in the prior year as a result of COVID-19. These increases in operating margin were partially offset by higher costs for research and development, sales and marketing and general and administrative expenses.
Operating Margin for the six months ended June 30, 2023 decreased $3 million, with no material drivers.
Adjusted EBITDA for the six months ended June 30, 2023 increased $22 million primarily due to the same drivers as for the three months ended June 30, 2023.

52 | The AES Corporation | June 30, 2023 Form 10-Q
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
On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four Southeast Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to many but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers were manufactured outside of China or if no more than two out of six specifically identified components were produced in China. These preliminary determinations could be modified and final determinations from Commerce are currently expected in August 2023. We have contracted and secured our expected requirements for solar panels for U.S. projects targeted to achieve commercial operations in 2023 and 2024.
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
Operational Sensitivity to Dry Hydrological Conditions — Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. In the past, dry hydrological conditions in Panama, Brazil, Colombia and Chile have presented challenges for our businesses in these markets. Low rainfall and water inflows have caused reservoir levels to be below historical levels, reduced generation output, and increased prices for electricity. If our hydroelectric generation facilities cannot generate sufficient energy to meet contractual arrangements, we may need to purchase energy to fulfill our obligations, which could have a material adverse impact on our results of operations. As a mitigation measure, AES has invested in thermal, wind, and solar generation assets, which have a complementary profile to hydroelectrics. These plants are expected to have a higher generation in low hydrology scenarios, which allows them to generate additional revenues from the spot that offset purchases on the hydroelectric side.
According to the National Oceanic and Atmospheric Administration ("NOAA"), El Niño conditions are observed and forecasted through the beginning of spring of 2024. In Panama, the El Niño phenomenon typically means drier conditions than average, although local system impacts may vary due to other factors. Lower hydrology may result in increased energy purchases to cover contracted positions, or less energy available to sell in the spot market after fulfilling contract obligations. Consistent with expected El Niño impacts, local hydrological forecasts in Panama indicate below historical average inflows persisting through the beginning of the rainy season, which could impact our results of operations. AES reduced its total generation exposure in Panama to dry hydrological conditions through investments in such complementary assets as the Colon LNG power facility, which commenced operations

53 | The AES Corporation | June 30, 2023 Form 10-Q
in 2018, the Penonome Wind Farm, and solar projects, providing a stable and independent diversified energy supply during periods of drought or when hydroelectric generation is limited.
In Brazil, El Niño generally means more rainfall in the southern region of the country, where system reservoir levels are currently high, mitigating El Niño risk. In Colombia, El Niño is characterized by drought and may result in higher spot prices. Lower overall AES Chivor hydrology may result in increased energy purchases to cover contracted positions. However, the basin where AES Chivor is located typically experiences dry conditions that are less severe than the system and could result in additional energy available to sell in the spot market after fulfilling contract obligations. In the case of Chile, a strong El Niño impact during Chilean winter (June to September) suggests wetter hydrology, which could reduce spot prices benefiting the cost of energy purchases. High temperatures and spring rains could cause an accelerated snowmelt.
The exact behavior pattern and strength of El Niño cannot be definitively known at this time and therefore the impacts could vary from those described above, and may include impacts to our businesses beyond hydrology, including with respect to power generation from other renewable sources of energy and demand. Even if rainfall and water inflows return to historical averages, in some cases high market prices and low generation could persist until reservoir levels are fully recovered. Further, investments made in thermal, wind, and solar power generation may benefit from uncontracted spot sales at higher market prices. Impacts may be material to our results of operations.
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
In the fourth quarter of 2022, the European Commission adopted an amended Directive on Pillar 2 establishing a global minimum tax at a 15% rate. The adoption requires EU Member States to transpose the Directive into their respective national laws by December 31, 2023 for the rules to come into effect as of January 1, 2024. We will continue to monitor the issuance of draft legislation in Bulgaria, the Netherlands, and other relevant EU Member States. The impact to the Company remains unknown but may be material.
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

54 | The AES Corporation | June 30, 2023 Form 10-Q
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
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Puerto Rico and AES Ilumina’s non-recourse debt of $143 million and $25 million, respectively, continue to be in technical default and are classified as current as of June 30, 2023. The non-recourse debt at AES Puerto Rico is also in payment default.
On April 12, 2022, a mediation team was appointed to prepare the plan to resolve the PREPA Title III case and related proceedings. A disclosure statement hearing was held on April 28, 2023. The mediation was extended through August 4, 2023.
Earlier this year, AES Puerto Rico took certain measures to address identified liquidity challenges. On July 6, 2023, PREPA agreed to the release of funds in the escrow account guaranteeing AES Puerto Rico’s obligations under the Power Purchase and Operating Agreement (“PPOA”) in order to provide additional liquidity for the business. Additionally, AES Puerto Rico entered into a standstill and forbearance agreement with its noteholders because of the insufficiency of funds to meet the principal and interest obligations on its Series A Bond Loans due and payable on June 1, 2023, and going forward. AES Puerto Rico continues to work with PREPA and its noteholders on these liquidity challenges.
Despite these challenges and considering the information available as of the filing date, management believes the carrying amount of our long-lived assets at AES Puerto Rico of $63 million is recoverable as of June 30, 2023. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down our long-lived assets in Puerto Rico to fair value.
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
AES Warrior Run PPA Termination — On March 23, 2023, the Company entered into an agreement to terminate the PPA for its 205 MW Warrior Run coal-fired power plant. The agreement was approved by the Maryland Public Service Commission in June and became effective on June 28, 2023. As of the effective date, Warrior Run will no longer sell its electricity to the offtaker, Potomac Edison, but will continue to provide capacity through May 31, 2024 in exchange for total proceeds of $357 million to be received in equal installments through January 2030. The previous expiration for the Warrior Run PPA was 2030.

55 | The AES Corporation | June 30, 2023 Form 10-Q
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
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions will involve a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict the outcome of the PPA Discussions or when those discussions will conclude. Nor can we predict how DG Comp might resolve its review if the PPA Discussions fail to result in an agreement concerning the agency’s review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2023, the carrying value of our long-lived assets at Maritza is $342 million.
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
AES Indiana Regulatory Rate Review — AES Indiana filed a petition with the IURC on June 28, 2023 for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. The factors leading to AES Indiana's first base rate increase request in five years include inflationary impacts on operations and maintenance expenses, investments in reliability and resiliency improvements, and enhancements to its customer systems. AES Indiana's proposed revenue increase was $134 million annually, or 8.9%. We expect to receive an order from the IURC by the end of the second quarter of 2024. Pending approval from the IURC, new rates are anticipated to go into effect in the summer of 2024.
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate.

56 | The AES Corporation | June 30, 2023 Form 10-Q
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
Impairments
Long-lived Assets and Current Assets Held-for-Sale — During the six months ended June 30, 2023, the Company recognized asset impairment expense of $194 million. See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets and current assets held-for-sale that were assessed for impairment totaled $620 million at June 30, 2023.
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
On June 5, 2023, the EPA published a final Federal Implementation Plan to address air quality impacts with

57 | The AES Corporation | June 30, 2023 Form 10-Q
respect to the 2015 Ozone NAAQS. The rule establishes a revised CSAPR NOx Ozone Season Group 3 trading program for 22 states, including Indiana and Maryland, and is expected to become effective during 2023. The FIP also includes enhancements to the revised Group 3 trading program, which include a dynamic budget setting process beginning in 2026, annual recalibration of the allowance bank to reflect changes to affected sources, a daily backstop emissions rate limit for certain coal-fired electric generating units beginning in 2024, and a secondary emissions limit prohibiting certain emissions associated with state assurance levels. It is too early to determine the impact of this final rule, but it may result in the need to purchase additional allowances or make operational adjustments.
While the Company's additional CSAPR compliance costs to date have been immaterial, the future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time, but it could be material.
Mercury and Air Toxics Standard — In April 2012, the EPA’s rule to establish maximum achievable control technology standards for hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective and AES facilities implemented measures to comply, as applicable. In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA and subsequently remanded MATS to the EPA without vacatur. On May 22, 2020, the EPA published a final finding that it is not “appropriate and necessary” to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units (EGUs) (reversing its prior 2016 finding), but that the EPA would not remove the source category from the CAA Section 112(c) list of source categories and would not change the MATS requirements. On March 6, 2023, the EPA published a final rule to revoke its May 2020 finding and reaffirm its 2016 finding that it is appropriate and necessary to regulate these emissions. On April 24, 2023, the EPA published a proposed rule to lower certain emissions limits and revise certain other aspects of MATS. It is too early to determine the potential impacts of this proposal rule.
Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.
Climate Change Regulation — On July 8, 2019, the EPA published the final Affordable Clean Energy (“ACE”) Rule which would have established CO2 emission rules for existing power plants under CAA Section 111(d) and would have replaced the EPA's 2015 Clean Power Plan Rule (“CPP”). However, on January 19, 2021, the D.C. Circuit vacated and remanded the ACE Rule. Subsequently, on June 30, 2022, the Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion holding that the “generation shifting” approach in the CPP exceeded the authority granted to the EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 Supreme Court decision, on October 27, 2022, the D.C. Circuit issued a partial mandate, holding pending challenges to the ACE Rule in abeyance while the EPA developed a replacement rule. On May 23, 2023, EPA published a proposed rule that would vacate the ACE Rule, establish emissions guidelines in the form of CO2 emissions limitations for certain existing electric generating units (EGUs) and would require states to develop State Plans that establish standards of performance for such EGUs that are at least as stringent as EPA’s emissions guidelines. Depending on various EGU-specific factors, the bases of proposed emissions guidelines range from routine methods of operation to carbon capture and sequestration or co-firing low-GHG hydrogen starting in the 2030s. We are still reviewing the proposed rule and the impact of the proposed rule, the results of further proceedings, and potential future greenhouse gas emissions regulations remain uncertain but could be material.
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

58 | The AES Corporation | June 30, 2023 Form 10-Q
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
On May 18, 2023, EPA published a proposed rule that would expand the scope of CCR units regulated by the CCR Rule to include inactive surface impoundments at inactive generating facilities as well as additional inactive and closed landfills and certain other accumulations of CCR. We are still reviewing the proposal and it is too early to determine the potential impact.
The CCR rule, current or proposed amendments to or interpretations of the CCR rule, the results of groundwater monitoring data, or the outcome of CCR-related litigation could have a material impact on our business, financial condition, and results of operations. AES Indiana would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard.
Water Discharges — In June 2015, the EPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." (WOTUS) rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the agencies, on April 21, 2020, issued the final “Navigable Waters Protection” (NWP) rule which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the NWP Rule. The agencies again interpreted waters of the U.S. consistent with the pre-2015 regulatory regime. On January 18, 2023, the agencies published a final rule to define the scope of waters regulated under the CWA. The rule restored regulations defining WOTUS that were in place prior to 2015, with updates intended to be consistent with relevant Supreme Court decisions. On April 12, 2023, the U.S. District Court for the District of North Dakota granted a motion which enjoined the agencies from implementing the 2023 final rule interpretation of the scope of waters of the U.S. resulting in the pre-2015 regulatory regime applying in a group of states.
The scope of waters of the U.S. has also been addressed by the Supreme Court. On January 24, 2022, the U.S. Supreme Court granted certiorari on a wetlands case (Sackett v. EPA) on the limited question of: “Whether the Ninth Circuit set forth the proper test for determining whether wetlands are ‘waters of the United States’ under the Clean Water Act.” The Ninth Circuit employed Justice Kennedy’s “significant nexus” test from the 2006 Rapanos v. United States decision; the plurality opinion in Rapanos required a water body to have a "continuous surface connection" with a water of the United States in order to be considered a wetland covered by the CWA. On May 25, 2023, U.S. Supreme Court issued a decision upholding the Rapanos “continuous surface connection” and rejected the “significant nexus” standard, and determined that only wetlands that have a continuous surface connection to a traditional interstate navigable water are included in the definition of WOTUS. The Agencies announced plans to issue a new WOTUS rule in light of the Sackett decision. It is too early to determine whether the outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over WOTUS may have a material impact on our business, financial condition, or results of operations.
In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas desulfurization wastewater. AES Indiana Petersburg has installed a dry bottom ash handling system in response to the CCR rule and wastewater treatment systems in response to the NPDES permits in advance of the ELG compliance date. Other U.S. businesses already include dry handling of fly ash and bottom ash and do not generate flue gas desulfurization wastewater. Following the 2019 U.S. Court of Appeals vacature and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, EPA published a proposed rule revising the 2020 Reconsideration Rule. The proposed rule would establish new best available technology economically achievable effluent limits for flue gas desulfurization wastewater, bottom ash treatment water, and combustion residual leachate. It is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.

59 | The AES Corporation | June 30, 2023 Form 10-Q
Capital Resources and Liquidity
Overview
As of June 30, 2023, the Company had unrestricted cash and cash equivalents of $1.3 billion, of which $35 million was held at the Parent Company and qualified holding companies. The Company had $713 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $688 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $20.9 billion and $5.5 billion, respectively. Of the $2.4 billion of our current non-recourse debt, $2.3 billion was presented as such because it is due in the next twelve months and $175 million relates to debt considered in default. Defaults at AES Puerto Rico are covenant and payment defaults, for which forbearance and standstill agreements have been signed. See Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—Puerto Rico for additional detail. All other defaults are not payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. As of June 30, 2023, the Company also had $617 million outstanding related to supplier financing arrangements, which are classified as Accrued and other liabilities.
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $500 million in recourse debt which matures within the next twelve months, as well as amounts due under supplier financing arrangements, of which $447 million has a Parent Company guarantee. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to $700 million in senior unsecured term loans. Additionally, commercial paper issuances are short term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company’s $26.7 billion of total gross debt outstanding as of June 30, 2023, approximately $6.5 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $2.3 billion of our floating rate non-recourse exposure as variable rate instruments act as a natural hedge against inflation in Brazil.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit

60 | The AES Corporation | June 30, 2023 Form 10-Q
support. As of June 30, 2023, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $2.6 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of June 30, 2023, we had $123 million in letters of credit under bilateral agreements, $100 million in letters of credit outstanding provided under our revolving credit facility, and $95 million in letters of credit outstanding provided under our unsecured credit facilities. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended June 30, 2023, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
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
Long-Term Receivables
As of June 30, 2023, the Company had approximately $296 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond June 30, 2024, or one year from the latest balance sheet date. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operation—Key Trends and Uncertainties—Macroeconomic and Political—Chile included in our 2022 Form 10-K for further information.
As of June 30, 2023, the Company had approximately $1.1 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. As of June 30, 2023, $102 million of the loan receivable balance was classified as Other current assets and $1 billion was classified as Loan receivable on the Condensed Consolidated Balance Sheets. See Note 13—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the six months ended June 30, 2023 were debt financings, cash flows from operating activities, purchases under supplier financing arrangements, and sales of short-term investments. The primary uses of cash in the six months ended June 30, 2023 were repayments of debt, capital expenditures, repayments of obligations under supplier financing arrangements, and purchases of short-term investments.

61 | The AES Corporation | June 30, 2023 Form 10-Q
The primary sources of cash for the Company in the six months ended June 30, 2022 were debt financings, cash flows from operating activities, and sales of short-term investments. The primary uses of cash in the six months ended June 30, 2022 were repayments of debt, capital expenditures, purchases of short-term investments, and acquisitions of noncontrolling interests.
A summary of cash-based activities are as follows (in millions):

	Six Months Ended June 30,
Cash Sources:	2023	2022
Borrowings under the revolving credit facilities and commercial paper program	$16,716	$3,100
Issuance of non-recourse debt	1,457	3,132
Issuance of recourse debt	1,400	—
Net cash provided by operating activities	1,187	865
Purchases under supplier financing arrangements	818	173
Sale of short-term investments	706	345
Sales to noncontrolling interests	189	229
Proceeds from the sale of business interests, net of cash and restricted cash sold	98	1
Other	21	88
Total Cash Sources	$22,592	$7,933

Cash Uses:
Repayments under the revolving credit facilities and commercial paper program	$(15,809)	$(2,269)
Capital expenditures	(3,396)	(1,659)
Repayments of non-recourse debt	(944)	(1,469)
Repayments of obligations under supplier financing arrangements	(862)	(134)
Purchase of short-term investments	(620)	(694)
Acquisitions of business interests, net of cash and restricted cash acquired	(290)	(107)
Dividends paid on AES common stock	(222)	(211)
Distributions to noncontrolling interests	(147)	(93)
Purchase of emissions allowances	(115)	(293)
Contributions and loans to equity affiliates	(112)	(169)
Acquisitions of noncontrolling interests	(1)	(540)
Other	(151)	(128)
Total Cash Uses	$(22,669)	$(7,766)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	$(77)	$167
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative six month period (in millions):

	Six Months Ended June 30,
Cash flows provided by (used in):	2023	2022	$ Change
Operating activities	$1,187	$865	$322
Investing activities	(3,750)	(2,583)	(1,167)
Financing activities	2,529	1,924	605

62 | The AES Corporation | June 30, 2023 Form 10-Q
Operating Activities
Net cash provided by operating activities increased $322 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
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
•Adjusted net income decreased $213 million primarily due to lower margins at our Utilities and Energy Infrastructure SBUs and increases in interest expense and income tax expense; partially offset by higher margin at our Renewables SBU and an increase in interest income.
•Working capital requirements decreased $535 million, primarily due to a decrease in accounts receivable resulting from higher collections, decreases in inventory and accounts payable due to lower inventory purchases, and a decrease in prepaid and other current assets driven by decreases in short-term regulatory assets and VAT receivable.
Investing Activities
Net cash used in investing activities increased $1.2 billion for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
Investing Cash Flows
(in millions)
•Acquisitions of business interests increased $183 million, primarily due to the acquisitions of Bellefield and Bolero Solar Park at AES Clean Energy and AES Andes, respectively, partially offset by the prior year acquisition of Agua Clara in the Dominican Republic.
•Cash used for short-term investing activities decreased $435 million, primarily as a result of higher short-term investment sales in 2023 to fund the capital expenditures of our renewable projects.
•Purchases of emissions allowances decreased $178 million, primarily in Bulgaria as a result of lower CO2 purchases due to lower production.

63 | The AES Corporation | June 30, 2023 Form 10-Q
•Proceeds from the sales of business interests increased $97 million due to the selldown of sPower OpCo B.
•Capital expenditures increased $1.7 billion, discussed further below.
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
•Growth expenditures increased $1.6 billion, primarily driven by an increase in U.S. renewable projects.
•Maintenance expenditures increased $91 million, primarily due to higher transmission and distribution and renewable project investments at our Utilities SBU.
•Environmental expenditures increased $1 million, with no material drivers.
Financing Activities
Net cash provided by financing activities increased $605 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
Financing Cash Flows
(in millions)
See Notes 7—Debt and 11—Equity in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt and equity transactions.
•The $1.4 billion impact from recourse debt is primarily due to the issuance of senior notes due in 2028 by the Parent Company, and the issuance of a bridge loan, fully guaranteed by the Parent Company, at AES Clean Energy.
•The $539 million impact from acquisitions of noncontrolling interests is mainly due to the acquisition of an additional 32% ownership interest in AES Andes in 2022.
•The $330 million impact from non-recourse revolvers is primarily due to an increase in borrowings at our Renewables SBU to fund capital expenditures of renewable projects.

64 | The AES Corporation | June 30, 2023 Form 10-Q
•The $1.2 billion impact from non-recourse debt transactions is mainly due to higher net repayments at Corporate and lower net borrowings at the Energy Infrastructure SBU.
•The $254 million impact from the Parent Company revolver and commercial paper program is primarily due to higher net repayments in the current period.
•The $83 million impact from supplier financing arrangements is primarily due to higher net repayments at our Energy Infrastructure and Renewables SBUs.
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

	June 30, 2023	December 31, 2022
Consolidated cash and cash equivalents	$1,322	$1,374
Less: Cash and cash equivalents at subsidiaries	(1,287)	(1,350)
Parent Company and qualified holding companies’ cash and cash equivalents	35	24
Commitments under the Parent Company credit facility	1,500	1,500
Less: Letters of credit under the credit facility	(100)	(34)
Less: Borrowings under the credit facility	—	(325)
Less: Borrowings under the commercial paper program	(517)	—
Borrowings available under the Parent Company credit facility	883	1,141
Total Parent Company Liquidity	$918	$1,165
The Company utilizes its Parent Company credit facility and commercial paper program for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year.
The Parent Company paid dividends of $0.1659 per outstanding share to its common stockholders during the first and second quarters of 2023 for dividends declared in December 2022 and February 2023, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $5.5 billion and $3.9 billion as of June 30, 2023 and December 31, 2022, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2022 Form 10-K for additional detail.
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

65 | The AES Corporation | June 30, 2023 Form 10-Q
Various debt instruments at the Parent Company level, including our revolving credit facility and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of June 30, 2023, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2.4 billion. The portion of current debt related to such defaults was $175 million at June 30, 2023, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. Defaults at AES Puerto Rico are covenant and payment defaults, for which forbearance and standstill agreements have been signed. All other defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of June 30, 2023, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of June 30, 2023, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2022 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting

66 | The AES Corporation | June 30, 2023 Form 10-Q
estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2023.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview Regarding Market Risks
Our businesses are exposed to and proactively manage market risk. Our primary market risk exposure is to the price of commodities, particularly electricity, oil, natural gas, coal, and environmental credits. In addition, our businesses are exposed to lower electricity price trends due to increased competition, including from renewable sources such as wind and solar, as a result of lower costs of entry and lower variable costs. We operate in multiple countries and as such, are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate. We are also exposed to interest rate fluctuations due to our issuance of debt and related financial instruments.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. As of June 30, 2023, we project pre-tax earnings exposure on a 10% (uncorrelated) increase in commodity prices to be less than a $5 million gain for power, gas and coal and a less than $5 million loss for oil. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s uncontracted downside exposure occurs with lower power, lower oil, higher natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
Commodity prices affect our businesses differently depending on contract terms, the local market characteristics and risk management strategies. Spot power prices, contract indexation provisions, and generation costs can be directly or indirectly affected by movements in the price of natural gas, oil, and coal. We have some natural offsets across our businesses such that low commodity prices may benefit certain businesses and be a cost to others. Exposures are not perfectly linear or symmetric. The sensitivities are affected by a number of local or indirect market factors. Examples of these factors include hydrology, local energy market supply/demand balances, regional fuel supply issues, regional competition, bidding strategies, and regulatory interventions such as price caps. Operational flexibility changes the shape of our sensitivities. For instance, certain power plants may limit downside exposure by reducing dispatch in low market environments. Volume variation also affects our commodity exposure. The volume sold under contracts or retail concessions can vary based on weather and economic conditions, resulting in a higher or lower volume of sales in spot markets. Thermal unit availability and hydrology can affect the generation output available for sale and can affect the marginal unit setting power prices.

67 | The AES Corporation | June 30, 2023 Form 10-Q
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
The AES Andes business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. A significant portion of our PPAs include mechanisms of indexation that adjust the price of energy based on fluctuations in the price of coal, with the specific indices and timing varying by contract, in order to mitigate from certain changes in the price of fuel. In the Dominican Republic, we own natural gas plants contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices. Additionally, the contract levels do not always match our generation availability and our assets may be sellers of spot prices in excess of contract levels or a net buyer in the spot market to satisfy contract obligations. Our assets operating in Vietnam and Bulgaria have minimal exposure to commodity price risk as they have no or minor merchant exposure and fuel is subject to a pass-through mechanism.
In the Renewables SBU, our businesses have commodity exposure on unhedged volumes and resource volatility. In Colombia, we operate under a shorter-term sales strategy with spot market exposure for uncontracted volumes. Because we own hydroelectric assets there, contracts are not indexed to fuel. In Brazil, the hydroelectric and other renewable generating facilities are covered by contract sales. Under normal hydrological volatility, spot price risk is mitigated through a regulated sharing mechanism across all hydroelectric generators in the country. Under drier conditions, the sharing mechanism may not be sufficient to cover the business' contract position, and therefore it may have to purchase power at spot prices driven by the cost of thermal generation. Our Renewables businesses in Panama are highly contracted under financial and load-following PPA type structures, exposing the business to hydrology-based variance. To the extent hydrological inflows are greater than or less than the contract volumes, the business will be sensitive to changes in spot power prices which may be driven by oil and natural gas prices in some time periods.
Foreign Exchange Rate Risk
In the normal course of business, we are exposed to foreign currency risk and other foreign operations risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the USD. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in USD or currencies other than their own functional currencies. Certain of our foreign subsidiaries calculate and pay taxes in currencies other than their own functional currency. We have varying degrees of exposure to changes in the exchange rate between the USD and the following currencies: Argentine peso, Brazilian real, Chilean peso, Colombian peso, Dominican peso, Euro, and Mexican peso. Our exposure to certain of these currencies may be material and economic mechanisms to hedge certain of these risks may not always be available. These subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps, and options, where possible, to manage our risk related to certain foreign currency fluctuations.
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
AES has unhedged forward-looking earnings foreign exchange deterioration risk from the Argentina peso that could be material. Additionally, as of June 30, 2023, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries in the Euro may be exposed to exchange rate movement of less than a $5 million loss. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2023 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains or losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency in convertibility.

68 | The AES Corporation | June 30, 2023 Form 10-Q
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
As of June 30, 2023, the portfolio’s pre-tax earnings exposure to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $25 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2023, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

69 | The AES Corporation | June 30, 2023 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of June 30, 2023. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a governmental authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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

70 | The AES Corporation | June 30, 2023 Form 10-Q
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
In October 2019, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the environmental permit of the Ventanas Complex, initiating a sanctioning process through Exempt Resolution N° 1 / ROL D-129-2019. The alleged charges include exceeding generation limits, failing to reduce emissions during episodes of poor air quality, exceeding limits on discharges to the sea, and exceeding noise limits. AES Andes has submitted a proposed “Compliance Program” to the SMA for the Ventanas Complex. The latest version of this Compliance Program was submitted on May 26, 2021. On December 30, 2021, the Compliance Program was approved by the SMA. However an ex officio action was brought by the SMA due to alleged exceedances of generation limits, which would require the Company to reduce SO2, NOx and PM emissions in order to achieve the emissions offset established in the Compliance Program. On January 6, 2022, AES Andes filed a reposition with the SMA seeking modification of the means for compliance with the ex officio action. On January 17, 2023, the SMA approved street paving measures, or alternatively a program providing heaters for community members, as the means to satisfy the air emissions offsets in the approved Compliance Plan. The cost of proposed Compliance Program is approximately $10.8 million USD. On April 21, 2023, the SMA notified AES Andes of a resolution alleging an additional “serious” non-compliance of the Ventanas Complex failing to reduce emissions during episodes of poor air quality. On May 24, 2023, AES Andes submitted disclaimers to the SMA in response to this resolution. AES Andes plans to vigorously defend itself through the administrative process,

71 | The AES Corporation | June 30, 2023 Form 10-Q
but there are no guarantees that it will be successful. Fines are possible if AES Andes is unsuccessful in its defense of the April 2023 resolution and/or if the SMA determines there is an unsatisfactory execution of the Compliance Program approved in connection with the October 2019 sanctioning process.
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
On May 12, 2021, the Mexican Federal Attorney for Environmental Protection (the “Authority”) initiated an environmental audit at the Termoelectrica del Peñoles (“TEP”) thermal generating facility. On January 20, 2023 TEP was notified of the resolution issued by the Authority, which alleges breaches of air emission regulations, including the failure to submit reports. The resolution imposes a fine of $27,615,140 pesos (approximately USD $1.6 million). On March 3, 2023, the facility filed a nullity judgment to challenge such resolution. Because such nullity judgment has not yet been admitted, TEP filed an amparo action, which was admitted on March 28, 2023. The judicial authority has not yet ruled on the amparo action. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged charges relating to the Alto Maipo facility, all which are categorized by the SMA as “serious.” The alleged charges include untimely completion of

72 | The AES Corporation | June 30, 2023 Form 10-Q
intake works and insufficient capture by the provisional works, irrigation water outlet and canal contemplated by an agreement with local communities; non-compliance with the details of the forest management plans and intervention in unauthorized areas; construction of a road in a restricted paleontological area; and unlawful moving of fauna. On February 16, 2023, the Alto Maipo project submitted a compliance program, to which the SMA provided observations. On June 6, 2023, Alto Maipo responded to the SMA’s observations by submitting a revised compliance program, which is currently under consideration by the SMA. In late June and early July 2023, third-party opponents submitted observations to the compliance program, claiming that the proposal to address the intake works charges is inadequate. The costs of any such compliance program are uncertain. If a compliance program is not approved by or executed to the satisfaction of the SMA, fines, revocation of the facility’s RCA environmental permit approved by the SMA, or closure are possible outcomes for such alleged serious violations under applicable regulations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. There can be no assurances as to the amount, timing, or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of June 30, 2023, $264 million remained available for repurchase under the Program. No repurchases were made by The AES Corporation of its common stock during the second quarter of 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2023.
Amended and Restated By-Laws
On August 1, 2023, the Company’s Board of Directors (the “Board”) approved the Amended and Restated By-Laws, effective as of such date (the “Amended and Restated By-Laws”). The Amended and Restated By-Laws include certain changes to the procedures by which stockholders may recommend nominees to the Board, among other updates, including to:
•implement certain revisions to conform to recent amendments to the Delaware General Corporation Law (the “DGCL”), including (i) giving the Company the ability to provide the details for an adjourned meeting in any manner permitted by the DGCL and (ii) eliminating the requirement that the Company make a stockholder list available during a meeting of stockholders;
•address matters relating to Rule 14a-19 (the “Universal Proxy Rule”) under the Exchange Act, including (i) requiring that any stockholder submitting a nomination notice make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with the Universal Proxy Rule, and if so, agree in writing that such stockholder will comply with the requirements of the Universal Proxy Rule; (ii) providing the Company a remedy if a stockholder fails to satisfy the Universal Proxy Rule requirements; (iii) requiring that a stockholder inform the Company if such stockholder no longer plans to solicit proxies in accordance with the Universal Proxy Rule; and (iv) requiring stockholders intending to use the Universal Proxy Rule to provide reasonable evidence of the satisfaction of

73 | The AES Corporation | June 30, 2023 Form 10-Q
the requirements under the Universal Proxy Rule at least five business days before the meeting upon request by the Company;
•revise and enhance the procedures and disclosure requirements set forth in the advance notice bylaw provisions for director nominations made and business proposals submitted by stockholders (other than proposals submitted pursuant to Rule 14a-8 under the Exchange Act), including (i) requiring additional information, representations, and disclosures regarding proposing stockholders, proposed nominees, proposed business, and other persons related to, and acting in concert with, a stockholder and the stockholder’s solicitation of proxies; (ii) clarifying that stockholders are not entitled to make additional or substitute nominations or proposals after the submission deadline and may only nominate a number of candidates to the Board of Directors that does not exceed the number of directors to be elected at such meeting; (iii) requiring that if requested by the Secretary of the Company, the Board of Directors or any committee of the Board of Directors, proposed nominees make themselves available for interviews by the Board of Directors and any committee of the Board of Directors within five business days following the date of such request; and (iv) clarifying the authority of the Secretary of the Company, the Board of Directors, or any committee of the Board of Directors to request additional information or written verification to demonstrate the accuracy of previously-provided information with respect to proposing stockholders, proposed nominees, and proposed business;
•require any stockholders directly or indirectly soliciting proxies from other stockholders to use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board;
•provide that, unless the Company consents in writing to the selection of an alternative forum, (i) the Court of Chancery in the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any (A) derivative action or proceeding brought on behalf of the Company, (B) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of the Company to the Company or the Company’s stockholders, (C) action asserting a claim arising pursuant to any provision of the DGCL, the Company’s certificate of incorporation or the By-Laws, or (D) action asserting a claim governed by the internal affairs doctrine and (ii) the federal district courts of the United States of America will be the sole and exclusive forum for any action asserting a claim arising under the Securities Act of 1933, as amended;
•provide that the vote standard applicable to the proposal on the frequency of future advisory votes on executive compensation required by Section 14A(a)(2) of the Exchange Act (to determine whether the advisory vote on executive compensation will occur every one year, two years or three years) is a plurality of the votes cast by the Company’s stockholders; and
•incorporate certain administrative, modernizing, and conforming changes to provide clarification and consistency, including regarding meetings of the Board.
The foregoing description of the Amended and Restated By-Laws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated By-Laws, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
ITEM 6. EXHIBITS

3.2	Amended and Restated Bylaws of The AES Corporation.
4.1
Twenty-Eighth Supplemental Indenture, dated May 17, 2023, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 17, 2023.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

74 | The AES Corporation | June 30, 2023 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	August 3, 2023	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)