Form 10-Q
period 2023-09-30
AES CORP
filed 2023-11-02
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on October 31, 2023 was 669,629,035.

The AES Corporation
Form 10-Q for the Quarterly Period ended September 30, 2023

1 | The AES Corporation | September 30, 2023 Form 10-Q
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

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Brasil	AES Brasil Operações S.A., formerly branded as AES Tietê
AES Clean Energy Development	AES Clean Energy Development, LLC
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AGIC	AES Global Insurance Company, AES’ captive insurance company
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CAA	United States Clean Air Act
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash, and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DG Comp	Directorate-General for Competition
DPL	DPL Inc.
EBITDA	Earnings before interest income and expense, taxes, depreciation and amortization, a non-GAAP measure of operating performance
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EU	European Union
FASB	Financial Accounting Standards Board
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens (NASDAQ: FLNC)
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation at Book Value
IPALCO	IPALCO Enterprises, Inc.
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
Parent Company	The AES Corporation
Pet Coke	Petroleum Coke
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission

2 | The AES Corporation | September 30, 2023 Form 10-Q

SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
TEG	Termoeléctrica del Golfo, S. de R.L. de C.V.
TEP	Termoeléctrica Peñoles, S. de R.L. de C.V.
U.S.	United States
USD	United States Dollar
VIE	Variable Interest Entity

3 | The AES Corporation | September 30, 2023 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,765	$1,374
Restricted cash	365	536
Short-term investments	538	730
Accounts receivable, net of allowance for doubtful accounts of $9 and $5, respectively	1,725	1,799
Inventory	798	1,055
Prepaid expenses	161	98
Other current assets	1,472	1,533
Current held-for-sale assets	493	518
Total current assets	7,317	7,643
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	492	470
Electric generation, distribution assets and other	27,998	26,599
Accumulated depreciation	(8,602)	(8,651)
Construction in progress	7,647	4,621
Property, plant and equipment, net	27,535	23,039
Other Assets:
Investments in and advances to affiliates	894	952
Debt service reserves and other deposits	205	177
Goodwill	362	362
Other intangible assets, net of accumulated amortization of $486 and $434, respectively	2,290	1,841
Deferred income taxes	428	319
Loan receivable, net of allowance of $24 and $26, respectively	990	1,051
Other noncurrent assets, net of allowance of $16 and $51, respectively	3,140	2,979
Total other assets	8,309	7,681
TOTAL ASSETS	$43,161	$38,363
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,641	$1,730
Accrued interest	379	249
Accrued non-income taxes	269	249
Accrued and other liabilities	2,442	2,151
Recourse debt	700	—
Non-recourse debt, including $1,015 and $416, respectively, related to variable interest entities	3,060	1,758
Current held-for-sale liabilities	328	354
Total current liabilities	8,819	6,491
NONCURRENT LIABILITIES
Recourse debt	4,864	3,894
Non-recourse debt, including $1,781 and $2,295, respectively, related to variable interest entities	18,767	17,846
Deferred income taxes	1,257	1,139
Other noncurrent liabilities	2,775	3,168
Total noncurrent liabilities	27,663	26,047
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	1,423	1,321
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at September 30, 2023 and December 31, 2022)	838	838
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 819,051,591 issued and 669,629,035 outstanding at September 30, 2023 and 818,790,001 issued and 668,743,464 outstanding at December 31, 2022)	8	8
Additional paid-in capital	6,449	6,688
Accumulated deficit	(1,292)	(1,635)
Accumulated other comprehensive loss	(1,410)	(1,640)
Treasury stock, at cost (149,422,556 and 150,046,537 shares at September 30, 2023 and December 31, 2022, respectively)	(1,814)	(1,822)
Total AES Corporation stockholders’ equity	2,779	2,437
NONCONTROLLING INTERESTS	2,477	2,067
Total equity	5,256	4,504
TOTAL LIABILITIES AND EQUITY	$43,161	$38,363
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except share and per share amounts)
Revenue:
Non-Regulated	$2,571	$2,651	$7,051	$6,944
Regulated	863	976	2,649	2,613
Total revenue	3,434	3,627	9,700	9,557
Cost of Sales:
Non-Regulated	(1,813)	(1,839)	(5,392)	(5,237)
Regulated	(703)	(896)	(2,298)	(2,335)
Total cost of sales	(2,516)	(2,735)	(7,690)	(7,572)
Operating margin	918	892	2,010	1,985
General and administrative expenses	(64)	(51)	(191)	(149)
Interest expense	(326)	(276)	(966)	(813)
Interest income	144	100	398	270
Loss on extinguishment of debt	—	(1)	(1)	(8)
Other expense	(12)	(10)	(38)	(51)
Other income	12	4	36	80
Gain (loss) on disposal and sale of business interests	—	1	(4)	—
Asset impairment expense	(158)	(50)	(352)	(533)
Foreign currency transaction gains (losses)	(100)	8	(209)	(60)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	414	617	683	721
Income tax expense	(109)	(145)	(179)	(186)
Net equity in losses of affiliates	(14)	(26)	(43)	(54)
NET INCOME	291	446	461	481
Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	(60)	(25)	(118)	(124)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$231	$421	$343	$357
BASIC EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.34	$0.63	$0.51	$0.53
DILUTED EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.32	$0.59	$0.48	$0.50
DILUTED SHARES OUTSTANDING	712	711	712	711

See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
NET INCOME	$291	$446	$461	$481
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	(44)	(80)	75	(97)
Total foreign currency translation adjustments	(44)	(80)	75	(97)
Derivative activity:
Change in derivative fair value, net of income tax expense of $73, $62, $78, and $196, respectively	274	189	276	731
Reclassification to earnings, net of income tax benefit (expense) of $0, $1, $11 and $(12), respectively	(1)	14	(49)	52
Total change in fair value of derivatives	273	203	227	783
Pension activity:
Change in pension adjustments due to net actuarial gain for the period, net of $0 income tax for all periods	—	—	1	—
Reclassification to earnings, net of income tax benefit (expense) of $0, $(1), $0, $(1), respectively	—	1	—	2
Total pension adjustments	—	1	1	2
OTHER COMPREHENSIVE INCOME	229	124	303	688
COMPREHENSIVE INCOME	520	570	764	1,169
Less: Comprehensive income attributable to noncontrolling interests and redeemable stock of subsidiaries	(109)	(50)	(168)	(207)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$411	$520	$596	$962
See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2023	1.0	$838	818.8	$8	150.0	$(1,822)	$6,688	$(1,635)	$(1,640)	$2,067
Net income	—	—	—	—	—	—	—	151	—	52
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	33	7
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	(135)	1
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(102)	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(37)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(1)	—	—	1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	2
Sales to noncontrolling interests	—	—	—	—	—	—	(7)	—	—	3
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	4
Dividends declared on common stock ($0.1659/share)	—	—	—	—	—	—	(111)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.5)	7	(12)	—	—	—
Balance at March 31, 2023	1.0	$838	818.8	$8	149.5	$(1,815)	$6,557	$(1,484)	$(1,742)	$2,101
Net income (loss)	—	—	—	—	—	—	—	(39)	—	42
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	74	4
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	101	—
Total other comprehensive income	—	—	—	—	—	—	—	—	175	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(90)
Sales to noncontrolling interests	—	—	—	—	—	—	(17)	—	—	209
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.1)	1	10	—	—	—
Balance at June 30, 2023	1.0	$838	818.8	$8	149.4	$(1,814)	$6,550	$(1,523)	$(1,567)	$2,266
Net income	—	—	—	—	—	—	—	231	—	68
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(36)	(7)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	216	(3)
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	180	(10)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(7)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	25	—	—	(46)
Sales to noncontrolling interests	—	—	—	—	—	—	(21)	—	(23)	206
Dividends declared on common stock ($0.1659/share)	—	—	—	—	—	—	(111)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.3	—	—	—	6	—	—	—
Balance at September 30, 2023	1.0	$838	819.1	$8	149.4	$(1,814)	$6,449	$(1,292)	$(1,410)	$2,477

7 | The AES Corporation

	Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2022	1.0	$838	818.7	$8	152.0	$(1,845)	$7,106	$(1,089)	$(2,220)	$1,769
Net income	—	—	—	—	—	—	—	115	—	94
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	131	1
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	265	22
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	1	—
Total other comprehensive income	—	—	—	—	—	—	—	—	397	23
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(25)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(93)	—	(76)	(367)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	86
Sales to noncontrolling interests	—	—	—	—	—	—	7	—	—	30
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	60
Dividends declared on common stock ($0.1580/share)	—	—	—	—	—	—	(105)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(1.1)	13	(12)	—	—	—
Balance at March 31, 2022	1.0	$838	818.7	$8	150.9	$(1,832)	$6,903	$(974)	$(1,899)	$1,670
Net income (loss)	—	—	—	—	—	—	—	(179)	—	50
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(146)	(3)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	255	15
Total other comprehensive income	—	—	—	—	—	—	—	—	109	12
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(45)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	3
Sales to noncontrolling interests	—	—	—	—	—	—	10	—	—	170
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	—	—	11	—	—	—
Balance at June 30, 2022	1.0	$838	818.7	$8	150.9	$(1,832)	$6,924	$(1,153)	$(1,790)	$1,858
Net income	—	—	—	—	—	—	—	421	—	31
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(75)	(4)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	174	14
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income	—	—	—	—	—	—	—	—	99	11
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(38)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(3)	—	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	78
Sales to noncontrolling interests	—	—	—	—	—	—	(2)	—	—	114
Dividends declared on AES common stock ($0.1580/share)	—	—	—	—	—	—	(106)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(0.1)	—	5	—	—	—
Balance at September 30, 2022	1.0	$838	818.8	$8	150.8	$(1,832)	$6,818	$(732)	$(1,691)	$2,052

See Notes to Condensed Consolidated Financial Statements.

8 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(in millions)
OPERATING ACTIVITIES:
Net income	$461	$481
Adjustments to net income:
Depreciation and amortization	836	800
Loss on disposal and sale of business interests	4	—
Impairment expense	358	533
Deferred income taxes	(102)	—
Loss of affiliates, net of dividends	47	78
Emissions allowance expense	211	319
Loss on realized/unrealized foreign currency	184	45
Other	150	(1)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	16	(409)
(Increase) decrease in inventory	253	(361)
(Increase) decrease in prepaid expenses and other current assets	76	(116)
(Increase) decrease in other assets	(4)	251
Increase (decrease) in accounts payable and other current liabilities	(187)	108
Increase (decrease) in income tax payables, net and other tax payables	(67)	(131)
Increase (decrease) in deferred income	50	48
Increase (decrease) in other liabilities	23	4
Net cash provided by operating activities	2,309	1,649
INVESTING ACTIVITIES:
Capital expenditures	(5,295)	(2,711)
Acquisitions of business interests, net of cash and restricted cash acquired	(311)	(114)
Proceeds from the sale of business interests, net of cash and restricted cash sold	98	1
Sale of short-term investments	1,002	654
Purchase of short-term investments	(764)	(1,091)
Contributions and loans to equity affiliates	(147)	(202)
Affiliate repayments and returns of capital	—	71
Purchase of emissions allowances	(161)	(415)
Other investing	(95)	(18)
Net cash used in investing activities	(5,673)	(3,825)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities and commercial paper program	33,981	4,214
Repayments under the revolving credit facilities and commercial paper program	(32,168)	(2,782)
Issuance of recourse debt	1,400	200
Repayments of recourse debt	—	(29)
Issuance of non-recourse debt	1,784	3,554
Repayments of non-recourse debt	(1,262)	(1,772)
Payments for financing fees	(76)	(83)
Purchases under supplier financing arrangements	1,307	299
Repayments of obligations under supplier financing arrangements	(1,099)	(234)
Distributions to noncontrolling interests	(173)	(129)
Acquisitions of noncontrolling interests	(12)	(541)
Contributions from noncontrolling interests	63	122
Sales to noncontrolling interests	371	336
Issuance of preferred shares in subsidiaries	3	60
Dividends paid on AES common stock	(333)	(316)
Payments for financed capital expenditures	(8)	(23)
Other financing	(38)	(13)
Net cash provided by financing activities	3,740	2,863
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(108)	(44)
Increase in cash, cash equivalents and restricted cash of held-for-sale businesses	(20)	(93)
Total increase in cash, cash equivalents and restricted cash	248	550
Cash, cash equivalents and restricted cash, beginning	2,087	1,484
Cash, cash equivalents and restricted cash, ending	$2,335	$2,034
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$735	$654
Cash payments for income taxes, net of refunds	267	203
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of contingent consideration for acquisitions (see Note 18)	215	15
Noncash recognition of new operating and financing leases	187	129
Noncash contributions from noncontrolling interests	60	—
See Notes to Condensed Consolidated Financial Statements.

9 | Notes to Condensed Consolidated Financial Statements | September 30, 2023 and 2022
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2023 and 2022
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of expected results for the year ending December 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto, which are included in the 2022 Form 10-K filed with the SEC on March 1, 2023 (the “2022 Form 10-K”) and in Exhibit 99.1 to the Form 8-K filed with the SEC on May 8, 2023.
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,765	$1,374
Restricted cash	365	536
Debt service reserves and other deposits	205	177
Cash, Cash Equivalents, and Restricted Cash	$2,335	$2,087
ASC 326 - Financial Instruments - Credit Losses — The following table represents the rollforward of the allowance for credit losses for the period indicated (in millions):

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022

Nine Months Ended September 30, 2023	Accounts Receivable	Mong Duong Receivables	Argentina Receivables	Lease Receivable (2)	Other	Total
CECL reserve balance at beginning of period	$4	$28	$31	$20	$1	$84
Current period provision	14	—	—	—	11	25
Write-offs charged against allowance	(12)	—	—	(20)	—	(32)
Recoveries collected	2	(2)	—	—	—	—
Foreign exchange	—	—	(15)	—	—	(15)
CECL reserve balance at end of period	$8	$26	$16	$—	$12	$62

Nine Months Ended September 30, 2022	Accounts Receivable (1)	Mong Duong Receivables	Argentina Receivables	Lease Receivable (2)	Other	Total
CECL reserve balance at beginning of period	$3	$30	$23	$—	$7	$63
Current period provision	7	—	22	20	—	49
Write-offs charged against allowance	(9)	—	—	—	(6)	(15)
Recoveries collected	2	(1)	—	—	—	1
Foreign exchange	—	—	(8)	—	—	(8)
CECL reserve balance at end of period	$3	$29	$37	$20	$1	$90
_____________________________
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $2 million as of September 30, 2022. These reserves are not in scope under ASC 326.
(2)Lease receivable credit losses allowance at Southland Energy (AES Gilbert).

ASC 450 - Liabilities - Supplier Finance Programs — With some purchases, AES enters into supplier financing arrangements. The company generally uses an intermediary entity between the supplier and the Company, but sometimes enters into these agreements directly with the supplier, with the goal of securing improved payment terms. These arrangements are included in Accrued and other liabilities on the Condensed Consolidated Balance Sheets as the amounts are all due in less than a year; the related interest expense is recorded on the Condensed Consolidated Statements of Operations within Interest expense. The company had 32 supplier financing arrangements with a total outstanding balance of $775 million as of September 30, 2023, and 46 supplier financing arrangements with a total outstanding balance of $662 million as of December 31, 2022. The agreements ranged from less than $1 million to $69 million with a weighted average interest rate of 7.37% as of September 30, 2023; as of December 31, 2022, the agreements ranged from less than $1 million to $88 million with a weighted average interest rate of 4.32%. Of the amounts outstanding under supplier financing arrangements, $607 million and $296 million were guaranteed by the Parent Company as of September 30, 2023 and December 31, 2022, respectively.
New Accounting Pronouncements Adopted in 2023 — The following table provides a brief description of recent accounting pronouncements that had an impact on the Company’s condensed consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s condensed consolidated financial statements.

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
The Company adopted this standard on a prospective basis, which is being applied to any business combinations that occur in 2023 or after. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022

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
New Accounting Pronouncements Issued But Not Yet Effective — The following table provides a brief description of recent accounting pronouncements that could have a material impact on the Company’s condensed consolidated financial statements once adopted. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company’s condensed consolidated financial statements.

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2023-05 Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement
The amendments in this Update address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The objectives of the amendments are to (1) provide decision-useful information to investors and other allocators of capital (collectively, investors) in a joint venture’s financial statements and (2) reduce diversity in practice. To reduce diversity in practice and provide decision-useful information to a joint venture’s investors, the Board decided to require that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in this Update do not amend the definition of a joint venture (or a corporate joint venture), the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation.

The amendments in this Update permit a joint venture to apply the measurement period guidance in Subtopic 805-10 if the initial accounting for a joint venture formation is incomplete by the end of the reporting period in which the formation occurs.

Prospectively for all Joint Venture formations with a formation date on or after January 1, 2025. For Joint Ventures formed before January 1, 2025, entities may elect to apply the amendments retrospectively if it has sufficient information.
The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
In U.S. Securities and Exchange Commission (SEC) Release No. 33-10532, Disclosure Update and Simplification, issued August 17, 2018, the SEC referred certain of its disclosure requirements that overlap with, but require incremental information to, generally accepted accounting principles (GAAP) to the FASB for potential incorporation into the Codification. The amendments in this Update are the result of the Board’s decision to incorporate into the Codification 14 of the 27 disclosures referred by the SEC.

The amendments in this Update represent changes to clarify or improve disclosure and presentation requirements of a variety of Topics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations.

The effective date for each amendment will be the date on which the SEC's removal of that related disclosure becomes effective, with early adoption prohibited. The amendments in this Update should be applied prospectively.

The Company will provide the required disclosures on a prospective basis on the date each amendment becomes effective. The Company does not expect ASU 2023-06 will have any impact to our consolidated financial statements.

2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	September 30, 2023	December 31, 2022
Fuel and other raw materials	$498	$733
Spare parts and supplies	300	322
Total	$798	$1,055
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

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$493	$—	$493	$—	$698	$—	$698
Government debt securities	—	—	—	—	—	3	—	3
Total debt securities	—	493	—	493	—	701	—	701
EQUITY SECURITIES:
Mutual funds	43	—	—	43	38	—	—	38
Total equity securities	43	7	—	50	38	—	—	38
DERIVATIVES:
Interest rate derivatives	—	478	—	478	—	314	—	314
Foreign currency derivatives	—	22	46	68	—	22	64	86
Commodity derivatives	—	137	4	141	—	232	13	245
Total derivatives — assets	—	637	50	687	—	568	77	645
TOTAL ASSETS	$43	$1,137	$50	$1,230	$38	$1,269	$77	$1,384
Liabilities
Contingent consideration	$—	$—	$267	$267	$—	$—	$48	$48
DERIVATIVES:
Interest rate derivatives	—	—	—	—	—	6	—	6
Cross-currency derivatives	—	54	—	54	—	42	—	42
Foreign currency derivatives	—	26	—	26	—	20	—	20
Commodity derivatives	—	127	80	207	—	346	60	406
Total derivatives — liabilities	—	207	80	287	—	414	60	474
TOTAL LIABILITIES	$—	$207	$347	$554	$—	$414	$108	$522
As of September 30, 2023, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three and nine months ended September 30, 2023. The level 3 contingent consideration relates mainly to the acquisition of Bellefield on June 5, 2023. For further information on the acquisition, see Note 18—Acquisitions. Credit-related impairments are recognized in earnings under ASC 326. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross proceeds from sale of available-for-sale securities	$308	$318	$1,047	$665
The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 and 2022 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022

	Derivative Assets and Liabilities
Three Months Ended September 30, 2023	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at July 1, 2023	$(1)	$63	$(78)	$(274)	$(290)
Total realized and unrealized gains (losses):
Included in earnings	—	(6)	(3)	(1)	(10)
Included in other comprehensive income (loss) — derivative activity	5	(2)	7	—	10
Acquisitions	—	—	—	3	3
Settlements	—	(9)	(2)	5	(6)
Transfers of assets, net out of Level 3	(4)	—	—	—	(4)
Balance at September 30, 2023	$—	$46	$(76)	$(267)	$(297)
Total (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(13)	$(3)	$(1)	$(17)

	Derivative Assets and Liabilities
Three Months Ended September 30, 2022	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at July 1, 2022	$1	$50	$37	$(80)	$8
Total realized and unrealized gains (losses):
Included in earnings	1	22	(1)	4	26
Included in other comprehensive income (loss) — derivative activity	(1)	7	(14)	—	(8)
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	1	1
Included in regulatory (assets) liabilities	—	—	(3)	—	(3)
Settlements	—	(9)	—	16	7
Transfers of liabilities, net into Level 3	—	—	(2)	—	(2)
Transfers of assets, net out of Level 3	(2)	—	(15)	—	(17)
Balance at September 30, 2022	$(1)	$70	$2	$(59)	$12
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$14	$(1)	$4	$17

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022

	Derivative Assets and Liabilities
Nine Months Ended September 30, 2023	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2023	$—	$64	$(47)	$(48)	$(31)
Total realized and unrealized gains (losses):
Included in earnings	—	—	(3)	(9)	(12)
Included in other comprehensive income (loss) — derivative activity	2	—	(20)	—	(18)
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—		—
Included in regulatory (assets) liabilities	—	—	(2)	—	(2)
Acquisitions	—	—	—	(215)	(215)
Settlements	—	(18)	(5)	5	(18)
Transfers of (assets) liabilities, net out of Level 3	(2)	—	1	—	(1)
Balance at September 30, 2023	$—	$46	$(76)	$(267)	$(297)
Total (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(14)	$(4)	$(9)	$(27)

	Derivative Assets and Liabilities
Nine Months Ended September 30, 2022	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2022	$(6)	$108	$(1)	$(67)	$34
Total realized and unrealized gains (losses):
Included in earnings	4	(22)	(4)	4	(18)
Included in other comprehensive income (loss) — derivative activity	13	(7)	(7)	—	(1)
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	(1)	(1)
Included in regulatory (assets) liabilities	—	—	13	—	13
Acquisitions	—	—	—	(15)	(15)
Settlements	(1)	(9)	1	20	11
Transfers of assets, net out of Level 3	(11)	—	—	—	(11)
Balance at September 30, 2022	$(1)	$70	$2	$(59)	$12
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$3	$(44)	$1	$4	$(36)
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of September 30, 2023 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Foreign currency:
Argentine peso	$46	Argentine peso to U.S. dollar currency exchange rate after one year	860 to 1,500 (1,222)
Commodity:
CAISO Energy Swap	(79)	Forward energy prices per MWh after 2030	$12 to $96 ($52)
Other	3
Total	$(30)
For interest rate derivatives and foreign currency derivatives, increases (decreases) in the estimates of the Company’s own credit spreads would decrease (increase) the value of the derivatives in a liability position. For foreign currency derivatives, increases (decreases) in the estimate of the above exchange rate would increase (decrease) the value of the derivative.
Contingent consideration is primarily related to future milestone payments associated with acquisitions of renewable development projects. The estimated fair value of contingent consideration is determined using probability-weighted discounted cash flows based on internal forecasts, which are considered Level 3 inputs. Changes in Level 3 inputs, particularly changes in the probability of achieving development milestones, could result in material changes to the fair value of the contingent consideration and could materially impact the amount of expense or income recorded each reporting period. Contingent consideration is updated quarterly with any prospective changes in fair value recorded through earnings.
Nonrecurring Measurements

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense, shown as pre-tax loss below, is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount and is included in Asset impairment expense on the Condensed Consolidated Statements of Operations. The following table summarizes our major categories of asset groups measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions).

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Nine Months Ended September 30, 2023			Level 1	Level 2	Level 3
Long-lived asset groups held and used:
Norgener (2)	5/1/2023	$196	$—	$—	$24	$137
GAF Projects (AES Renewable Holdings)	5/31/2023	29	—	—	11	18
TEP	7/31/2023	153	—	—	94	59
TEG	7/31/2023	170	—	—	93	77
Held-for-sale businesses: (3)
Jordan (4)	3/31/2023	$179	$—	$170	$—	$14
Jordan (4)	6/30/2023	179	—	170	—	15
Jordan (4)	9/30/2023	178	—	170	—	14

	Measurement Date	Carrying Amount (1)	Fair Value
Nine Months Ended September 30, 2022			Level 1	Level 2	Level 3	Pre-tax Loss
Long-lived asset groups held and used:
Maritza	4/30/2022	$920	$—	$—	$452	$468
Held-for-sale businesses: (3)
Jordan (4)	9/30/2022	216	—	170	—	51
_____________________________
(1)Represents the carrying values of the asset groups at the dates of measurement, before fair value adjustment.
(2)The Norgener asset group includes long-lived assets, inventory, land, and other working capital, however per ASC 360-10, the pre-tax impairment expense is limited to the carrying amount of the long-lived assets. See Note 15—Asset Impairment Expense for further information. The Company evaluated the carrying amount of the assets outside the scope of ASC 360-10 and determined that the carrying value of the other assets should not be reduced.
(3)See Note 17—Held-for-Sale for further information.
(4)The pre-tax loss recognized was calculated using the $170 million fair value of the Jordan disposal group less costs to sell of $5 million for the September 30, 2022 and March 31, 2023 measurement dates and $6 million for the June 30, 2023 and September 30, 2023 measurement dates.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets held and used measured on a nonrecurring basis during the nine months ended September 30, 2023 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived asset groups held and used:
TEP	$94	Discounted cash flow	Annual revenue growth	(31)% to 6% (-2%)
			Annual variable margin	22% to 37% (26%)
			Discount rate	14% to 25% (14%)
TEG	93	Discounted cash flow	Annual revenue growth	(7)% to 9% (—%)
			Annual variable margin	14% to 33% (20%)
			Discount rate	14% to 25% (14%)
Norgener (1)	24	Discounted cash flow	Annual revenue growth	(90)% to 994% (85%)
			Annual variable margin	(75)% to 276% (16%)
GAF Projects (AES Renewable Holdings)	11	Discounted cash flow	Annual revenue growth	(42)% to 44% (1%)
			Annual variable margin	(194)% to 77% (66%)
			Discount rate	9%
Total	$222
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

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022

		September 30, 2023
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$117	$153	$—	$—	$153
Liabilities:	Non-recourse debt	21,618	21,108	—	19,646	1,462
	Recourse debt	5,564	5,106	—	5,106	—

		December 31, 2022
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$301	$340	$—	$—	$340
Liabilities:	Non-recourse debt	19,429	18,527	—	17,089	1,438
	Recourse debt	3,894	3,505	—	3,505	—
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
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of September 30, 2023, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate	$5,949	2059
Cross-currency swaps (Brazilian real)	404	2026
Foreign Currency:
Chilean peso	220	2026
Euro	100	2026
Mexican peso	73	2024
Colombian peso	43	2025
Brazilian real	39	2026
Argentine peso	2	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	62	2029
Power (in MWhs)	14	2040
Coal (in Tons or Metric Tons)	5	2025
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of the Company’s derivative assets and liabilities as of the periods indicated (in millions):

Fair Value	September 30, 2023			December 31, 2022
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$478	$—	$478	$313	$1	$314
Foreign currency derivatives	20	48	68	27	59	86
Commodity derivatives	—	141	141	—	245	245
Total assets	$498	$189	$687	$340	$305	$645
Liabilities
Interest rate derivatives	$—	$—	$—	$6	$—	$6
Cross-currency derivatives	54	—	54	42	—	42
Foreign currency derivatives	11	15	26	9	11	20
Commodity derivatives	79	128	207	59	347	406
Total liabilities	$144	$143	$287	$116	$358	$474

	September 30, 2023		December 31, 2022
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$355	$113	$271	$168
Noncurrent	332	174	374	306
Total	$687	$287	$645	$474

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings on the Company’s derivative instruments for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$358	$238	$380	$865
Foreign currency derivatives	(18)	8	(6)	(4)
Commodity derivatives	7	5	(20)	66
Total	$347	$251	$354	$927
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(2)	$(11)	$47	$(61)
Foreign currency derivatives	(1)	2	(4)	2
Commodity derivatives	4	(4)	17	(5)
Total	$1	$(13)	$60	$(64)
Gains (losses) on fair value hedging relationship
Cross-currency derivatives	$29	$6	$(57)	$(29)
Hedged items	1	—	54	22
Total	$30	$6	$(3)	$(7)
Gains reclassified from AOCL to earnings due to change in forecast	$—	$2	$14	$17
Gains recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$—	$1	$—	$4
Foreign currency derivatives	3	35	3	20
Commodity derivatives and other	74	3	265	20
Total	$77	$39	$268	$44
AOCL reclassifications are expected to increase pre-tax income from continuing operations for the twelve months ended September 30, 2024 by $198 million, primarily due to interest rate derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions):

	September 30, 2023			December 31, 2022
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
U.S.	$77	$—	$77	$46	$—	$46
Chile	29	—	29	239	—	239
Other	12	—	12	18	—	18
Total	$118	$—	$118	$303	$—	$303
U.S. — During this period, AES has recorded non-current receivables pertaining to the sale of the Redondo Beach land and the Warrior Run PPA termination agreement. The anticipated collection period extends beyond September 30, 2024. See Note 13—Revenue for further details regarding the Warrior Run PPA termination agreement.
Chile — AES Andes has recorded receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government in October 2019 and August 2022, in conjunction with the Tariff Stabilization Laws. Historically, the government updated the prices for these contracts every six months to reflect the contracts' indexation to exchange rates and commodities prices. The Tariff Stabilization Laws do not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated to supply regulated contracts. Consequently, costs incurred in excess of the July 1, 2019 price are accumulated and borne by generators. Through different programs, AES Andes aims to reduce its exposure and has already sold a significant portion of the receivables accumulated as of September 30, 2023.
On August 14, 2023, AES Andes executed an agreement aiming for the sale of up to $227 million of receivables pursuant to the Stabilization Funds, of which $122 million was sold and collected as of September 30, 2023. Through different agreements and programs, as of September 30, 2023, $16 million of current receivables and $7 million of noncurrent receivables were recorded in Accounts receivable and Other noncurrent assets,

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
respectively. Additionally, $22 million of payment deferrals granted to mining customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at September 30, 2023.
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates		Majority-Owned Unconsolidated Subsidiaries
Nine Months Ended September 30,	2023	2022	2023	2022
Revenue	$2,089	$1,218	$1	$1
Operating loss	(21)	(322)	(1)	—
Net loss	(129)	(410)	(1)	—
Net loss attributable to affiliates	(111)	(332)	(1)	—
Grupo Energía Gas Panamá — In September 2023, AES Latin America completed the sale of its interest in Grupo Energía Gas Panamá, a joint venture formed for the Gatun combined cycle natural gas development project, to AES Panama, a 49%-owned consolidated subsidiary. As a result of the transaction, the Company’s effective ownership in Grupo Energía Gas Panamá decreased from 49% to approximately 24%. As the Company still does not control the investment after this transaction, it continues to be accounted for as an equity method investment and is reported in the Energy Infrastructure SBU reportable segment.
sPower — In December 2022, the Company agreed to sell 49% of its indirect interest in a portfolio of sPower's operating assets ("OpCo B"). On February 28, 2023, sPower closed on the sale for $196 million. As a result of the transaction, the Company received $98 million in sales proceeds and recorded a pre-tax gain on sale of $5 million, recorded in Gain (loss) on disposal and sale of business interests. After the sale, the Company's ownership interest in OpCo B decreased from 50% to approximately 26%. As the Company still does not control but has significant influence over sPower after the transaction, it continues to be accounted for as an equity method investment and is reported in the Renewables SBU reportable segment.
Alto Maipo — In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore does not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of September 30, 2023, the fair value is insignificant. Alto Maipo is reported in the Energy Infrastructure SBU reportable segment.

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
7. DEBT
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
Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The commercial paper program is backed by the Company's $1.5 billion revolving credit facility, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. As of September 30, 2023, the Company had $604 million outstanding borrowings under the commercial paper program with a weighted average interest rate of 6.16%. The Notes are classified as noncurrent.
Revolving Credit Facility — In September 2022, AES executed an amendment to its revolving credit facility. The aggregate commitment under the new agreement is $1.5 billion and matures in August 2027. The existing credit agreement had an aggregate commitment of $1.25 billion and matured in September 2026. As of September 30, 2023, AES had no outstanding drawings under its revolving credit facility.
Term Loan due 2024 — In September 2022, the AES Corporation entered into a term loan agreement, under which AES can obtain term loans in an aggregate principal amount of up to $200 million, with all term loans to mature no later than September 30, 2024. On September 30, 2022 the AES Corporation borrowed $200 million under this agreement with a maturity date of September 30, 2024.
Non-Recourse Debt
During the nine months ended September 30, 2023, the Company’s following subsidiaries had significant debt issuances (in millions):

Subsidiary	Issuances (1)
AES Clean Energy	$885
Netherlands and Colon	350
_____________________________
(1)     These amounts do not include revolving credit facility activity at the Company’s subsidiaries.

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
Netherlands and Colon — In March 2022, AES Hispanola Holdings BV, a Netherlands based company, and Colon, as co-borrowers, executed a $500 million bridge loan due in 2023. The Company allocated $450 million and $50 million of the proceeds from the agreement to AES Hispanola Holdings BV and Colon, respectively.
In January 2023, AES Hispanola Holdings BV and Colon, as co-borrowers, executed a $350 million credit agreement at 8.85%, due in 2028. The Company allocated $300 million and $50 million of the proceeds from the agreement to AES Hispanola Holdings BV and Colon, respectively. The net proceeds from the agreement were used to partially repay the $500 million bridge loan executed in 2022. The remaining principal outstanding of the bridge loan was repaid with proceeds from operating cash flows as well as cash from the Parent Company. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $1 million for the nine months ended September 30, 2023.
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
AES Clean Energy — In December 2022, AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and energy storage projects that are owned by the Issuers. On December 13, 2022, the Issuers entered into the Note Purchase Agreement for the issuance of up to $647 million of 6.55% Senior Notes due in 2047. The notes were sold on December 14, 2022, at par for $647 million. In 2023, the Issuers sold an additional $246 million in 6.37% notes, resulting in aggregate principal amount of notes issued of $893 million. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. As a result of the 2023 issuance, AES Clean Energy Development recorded an increase in liabilities of $215 million, resulting in an aggregate carrying amount of the notes attributable to AES Clean Energy Development and AES Renewable Holdings of $252 million as of September 30, 2023.
In 2021, AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements with aggregate commitments of $1.2 billion and maturity dates in December 2024 and September 2025. The Borrowers executed amendments to the revolving credit facilities, which resulted in an aggregate increase in the commitments of $2.3 billion, bringing the total commitments under the new agreements to $3.5 billion. Under a 2023 amendment, the maturity date of one of the Credit Agreements was extended from December 2024 to May 2026. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $1.4 billion in 2023, resulting in total commitments used under the revolving credit facilities, as of September 30, 2023, of $2.7 billion. As of September 30, 2023, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $3.4 billion.
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
As of September 30, 2023 and December 31, 2022, approximately $369 million and $424 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. These amounts were included within Restricted cash and Debt service reserves and other deposits in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, approximately $91 million and $56 million, respectively, of the restricted cash balances were for collateral held to cover potential liability for current and future insurance claims being assumed by AGIC, AES' captive insurance company.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $1.4 billion at September 30, 2023.
The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of September 30, 2023. Due to the defaults, these amounts are included in the current portion of non-recourse debt unless otherwise indicated:

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets (Liabilities)
AES Mexico Generation Holdings (TEG and TEP) (1)	Covenant	$157	$50
AES Puerto Rico	Covenant/Payment	143	(169)
AES Ilumina (Puerto Rico)	Covenant	25	28
AES Jordan Solar	Covenant	7	11
Total		$332
_____________________________
(1)On October 3, 2023, AES Mexico Generation Holdings failed to comply with a covenant on its debt, resulting in a technical default. The associated non-recourse debt is classified as current in the accompanying Condensed Consolidated Balance Sheets.
The amounts in default related to AES Puerto Rico are covenant and payment defaults. In July 2023, AES Puerto Rico signed forbearance and standstill agreements with its noteholders because of the insufficiency of funds to meet the principal and interest obligations on its Series A Bond Loans due and payable on June 1, 2023, and going forward. AES Puerto Rico continues to work with PREPA and its noteholders on these liquidity challenges. These agreements will expire on December 31, 2023.
All other defaults listed are not payment defaults. All other subsidiary non-recourse defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents of the applicable subsidiary.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary or group of subsidiaries for which the non-recourse debt is in default provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of September 30, 2023, the Company had no defaults which resulted in, or were at risk of triggering, a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
8. COMMITMENTS AND CONTINGENCIES
Guarantees, Letters of Credit and Commitments — In connection with certain project financings, acquisitions and dispositions, power purchases and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to no more than 33 years.
The following table summarizes the Parent Company’s contingent contractual obligations as of September 30, 2023. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure and excludes guarantees presented on the Condensed Consolidated Balance Sheets within Recourse debt. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,431	81	<$1 — 484
Letters of credit under bilateral agreements	248	3	$59 — 125
Letters of credit under the unsecured credit facilities	136	30	<$1 — 50
Letters of credit under the revolving credit facility	39	6	<$1 — 30
Surety bonds	2	2	<$1 — 1
Total	$2,856	122
During the nine months ended September 30, 2023, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended September 30, 2023 and December 31, 2022, the Company recognized liabilities of $10 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of September 30, 2023. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $12 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $22 million as of September 30, 2023 and December 31, 2022. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2023. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $182 million and $219 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Revenue	2023	2022	2023	2022
Total lease revenue	$133	$134	$390	$408
Less: Variable lease revenue	(22)	(14)	(54)	(37)
Total Non-variable lease revenue	$111	$120	$336	$371

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment on the Condensed Consolidated Balance Sheets as of the periods indicated (in millions):

Property, Plant and Equipment, Net	September 30, 2023	December 31, 2022
Gross assets	$1,223	$1,319
Less: Accumulated depreciation	(180)	(139)
Net assets	$1,043	$1,180
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of September 30, 2023. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of September 30, 2023 for the remainder of 2023 through 2027 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2023	$7	$96
2024	26	385
2025	26	386
2026	26	278
2027	26	183
Thereafter	375	544
Total	$486	$1,872
Less: Imputed interest	(257)
Present value of total lease receipts	$229
Battery Storage Lease Arrangements — The Company constructs and operates projects consisting only of a stand-alone battery energy storage system (“BESS”) facility, as well as projects that pair a BESS with solar energy systems. These projects allow more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component typically constituting a sales-type lease. The Company recognized lease income on sales-type leases through interest income of $3 million and $10 million for the three and nine months ended September 30, 2023, respectively; and $4 million and $20 million for the three and nine months ended September 30, 2022, respectively.
10. REDEEMABLE STOCK OF SUBSIDIARIES
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	September 30, 2023	December 31, 2022
IPALCO common stock	$778	$782
AES Clean Energy Development common stock	557	436
AES Clean Energy tax equity partnerships	70	86
Potengi common and preferred stock	18	17
Total redeemable stock of subsidiaries	$1,423	$1,321
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

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
11. EQUITY
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
In conjunction with the issuance of the Equity Units, the Company received approximately $1 billion in proceeds, net of underwriting costs and commissions, before offering expenses. The proceeds for the issuance of 1,043,050 shares are attributed to the Series A Preferred Stock for $838 million and $205 million for the present value of the quarterly payments due to holders of the 2024 Purchase Contracts ("Contract Adjustment Payments"). The proceeds were used for the development of the AES renewable businesses, U.S. utility businesses, LNG infrastructure, and for other developments determined by management.
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
The 2024 Purchase Contracts obligate the holders to purchase, on February 15, 2024, for a price of $100 in cash, a maximum number of 57,407,386 shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2024 Purchase Contract holders may elect to settle their obligation early, in cash. The Series A Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2024 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate and is determined over a market value averaging period preceding February 15, 2024.
The initial maximum settlement rate of 3.864 was calculated using an initial reference price of $25.88, equal to the last reported sale price of the Company’s common stock on March 4, 2021. As of September 30, 2023, due to the customary anti-dilution provisions, the maximum settlement rate was 3.8768, equivalent to a reference price of $25.79. If the applicable market value of the Company’s common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company’s common stock equal to $100 divided by the applicable market value. Upon successful remarketing of the Series A Preferred Stock (“Remarketed Series A Preferred Stock”), the Company expects to receive additional cash proceeds of $1 billion and issue shares of Remarketed Series A Preferred Stock.

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
The Company pays Contract Adjustment Payments to the holders of the 2024 Purchase Contracts at a rate of 6.875% per annum, payable quarterly in arrears on February 15, May 15, August 15, and November 15, commencing on May 15, 2021. The $205 million present value of the Contract Adjustment Payments at inception reduced the Series A Preferred Stock. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $5 million over the three-year term. As of September 30, 2023, the present value of the Contract Adjustment Payments was $36 million.
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
During the nine months ended September 30, 2023 and 2022, AES Clean Energy Development and AES Renewable Holdings, through multiple transactions, sold noncontrolling interests in project companies to tax equity partners, resulting in increases to NCI of $292 million and $210 million, respectively.
In the third quarter of 2023, AES Renewable Holdings completed buyouts of tax equity partners at Buffalo Gap I, Buffalo Gap II and six other project companies, resulting in a decrease to NCI of $45 million and an increase to additional paid-in capital of $34 million. AES Clean Energy Development and AES Renewable Holdings are reported in the Renewables SBU reportable segment.
Chile Renovables — Under its renewable partnership agreement with Global Infrastructure Management, LLC (“GIP”), AES Andes will contribute a specified pipeline of renewable development projects to Chile Renovables as the projects reach commercial operations, and GIP may make additional contributions to maintain its 49% ownership interest. During the nine months ended September 30, 2022 and 2023, AES Andes completed the sale of the following projects to Chile Renovables (in millions):

Business	Transaction Period	Sale Price	Increase to Noncontrolling Interests	Increase (Decrease) to Additional Paid-In Capital
Andes Solar 2a	January 2022	$37	$28	$9
Los Olmos	June 2022	80	68	12
Campo Lindo	September 2023	50	59	(9)
As the Company maintained control after these transactions, Chile Renovables continues to be consolidated by the Company within the Energy Infrastructure SBU reportable segment.
AES Panama — In September 2023, AES Latin America completed the sale of its interest in the Grupo Energía Gas Panamá joint venture to AES Panama, a 49%-owned consolidated subsidiary. See Note 6—Investments in and Advances to Affiliates for further information. As a result of the transaction, AES Panama received $42 million from noncontrolling interest holders and the Company reclassified accumulated other comprehensive income from AOCL to NCI of $23 million. AES Panama is reported in the Renewables SBU reportable segment however the investment in Grupo Energía Gas Panamá is reported in the Energy Infrastructure SBU reportable segment.
AES Brasil — In September 2022, AES Brasil commenced a private placement offering for its existing shareholders to subscribe for up to 107 million newly issued shares. AES Holdings Brasil Ltda. subscribed for 54 million shares and noncontrolling interest holders subscribed for 53 million shares, thereby increasing AES’ indirect beneficial interest in AES Brasil to 47.4%. AES Brasil received $77 million from noncontrolling interest holders during the third quarter of 2022, prior to the issuance of the shares in October 2022. Since the consideration received was nonrefundable, the impact was recorded in noncontrolling interests. AES Brasil is reported in the Renewables SBU reportable segment.
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

27 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
AES Andes — In January 2022, Inversiones Cachagua SpA (“Cachagua”) completed a tender offer for the shares of AES Andes held by minority shareholders for $522 million, net of transaction costs. Upon completion, AES' indirect beneficial interest in AES Andes increased from 67.1% to 98.1%. Through multiple transactions following the tender offer during the first quarter of 2022, Cachagua acquired an additional 0.8% ownership in AES Andes for $13 million, further increasing AES’ indirect beneficial interest to 98.9%. The tender offer and these follow-on transactions resulted in a $169 million decrease to Parent Company Stockholder’s Equity due to a decrease in additional paid-in capital of $93 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $76 million. AES Andes is reported in the Energy Infrastructure SBU reportable segment.
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the nine months ended September 30, 2023 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(1,828)	$211	$(23)	$(1,640)
Other comprehensive income before reclassifications	71	227	—	298
Amount reclassified to earnings	—	(45)	—	(45)
Other comprehensive income	71	182	—	253
Reclassification to NCI due to sales	—	(23)	—	(23)
Balance at the end of the period	$(1,757)	$370	$(23)	$(1,410)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivative gains (losses), net
	Non-regulated revenue	$—	$—	$(8)	$(1)
	Non-regulated cost of sales	(1)	(5)	(2)	(7)
	Interest expense	(3)	(9)	13	(42)
	Gain (loss) on disposal and sale of business interests	—	—	33	—
	Asset impairment expense	—	—	—	(16)
	Foreign currency transaction gains (losses)	—	2	(3)	2
	Income from continuing operations before taxes and equity in earnings of affiliates	(4)	(12)	33	(64)
	Income tax expense	—	(1)	(11)	12
	Net equity in losses of affiliates	5	(1)	27	—
	Net income	1	(14)	49	(52)
	Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	1	3	(4)	11
	Net income attributable to The AES Corporation	$2	$(11)	$45	$(41)
Amortization of defined benefit pension actuarial gain (loss), net
	Regulated cost of sales	$—	$—	$—	$(1)
	Other expense	—	(2)	—	(2)
	Income from continuing operations before taxes and equity in earnings of affiliates	—	(2)	—	(3)
	Income tax expense	—	1	—	1
	Net income	—	(1)	—	(2)
	Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	—	1	—	1
	Net income attributable to The AES Corporation	$—	$—	$—	$(1)
Total reclassifications for the period, net of income tax and noncontrolling interests		$2	$(11)	$45	$(42)
Common Stock Dividends — The Parent Company paid dividends of $0.1659 per outstanding share to its common stockholders during the first, second, and third quarters of 2023 for dividends declared in December 2022, February 2023 and July 2023, respectively.
On October 6, 2023, the Board of Directors declared a quarterly common stock dividend of $0.1659 per share payable on November 15, 2023, to shareholders of record at the close of business on November 1, 2023.

28 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
12. SEGMENTS
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
•Renewables — Solar, wind, energy storage, and hydro generation facilities;
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

29 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2023	2022	2023	2022
Renewables SBU	$708	$532	$1,744	$1,407
Utilities SBU	880	994	2,703	2,674
Energy Infrastructure SBU	1,861	2,126	5,239	5,553
New Energy Technologies SBU	—	—	75	2
Corporate and Other	29	24	96	81
Eliminations	(44)	(49)	(157)	(160)
Total Revenue	$3,434	$3,627	$9,700	$9,557

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted EBITDA (in millions)	2023	2022	2023	2022
Net income	$291	$446	$461	$481
Income tax expense	109	145	179	186
Interest expense	326	276	966	813
Interest income	(144)	(100)	(398)	(270)
Depreciation and amortization	286	266	836	800
EBITDA	$868	$1,033	$2,044	$2,010
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(183)	(174)	(508)	(486)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	27	36	93	93
Interest income recognized under service concession arrangements	18	19	54	58
Unrealized derivative and equity securities losses (gains)	10	(8)	3	—
Unrealized foreign currency losses	97	3	161	23
Disposition/acquisition losses	8	4	21	36
Impairment losses	145	17	318	497
Loss on extinguishment of debt	—	1	1	7
Adjusted EBITDA	$990	$931	$2,187	$2,238
_____________________________
(1)The allocation of earnings to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA	2023	2022	2023	2022
Renewables SBU	$267	$195	$557	$476
Utilities SBU	216	137	526	456
Energy Infrastructure SBU	520	620	1,165	1,353
New Energy Technologies SBU	(22)	(27)	(61)	(88)
Corporate and Other	8	9	20	10
Eliminations	1	(3)	(20)	31
Adjusted EBITDA	$990	$931	$2,187	$2,238
The Company uses long-lived assets as its measure of segment assets. Long-lived assets includes amounts recorded in Property, plant and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

Long-Lived Assets	September 30, 2023	December 31, 2022
Renewables SBU	$13,618	$9,533
Utilities SBU	6,809	6,311
Energy Infrastructure SBU	7,467	7,532
New Energy Technologies SBU	8	2
Corporate and Other	10	17
Long-Lived Assets	27,912	23,395
Current assets	7,317	7,643
Investments in and advances to affiliates	894	952
Debt service reserves and other deposits	205	177
Goodwill	362	362
Other intangible assets	2,290	1,841
Deferred income taxes	428	319
Loan receivable	990	1,051
Other noncurrent assets, excluding right-of-use assets for operating leases	2,763	2,623
Total Assets	$43,161	$38,363

30 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
13. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended September 30, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$672	$16	$1,655	$—	$(14)	$2,329
Other non-regulated revenue (1)	36	1	206	—	(1)	242
Total non-regulated revenue	708	17	1,861	—	(15)	2,571
Regulated Revenue
Revenue from contracts with customers	—	855	—	—	—	855
Other regulated revenue	—	8	—	—	—	8
Total regulated revenue	—	863	—	—	—	863
Total revenue	$708	$880	$1,861	$—	$(15)	$3,434

	Three Months Ended September 30, 2022
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$494	$17	$2,030	$—	$(25)	$2,516
Other non-regulated revenue (1)	38	1	96	—	—	135
Total non-regulated revenue	532	18	2,126	—	(25)	2,651
Regulated Revenue
Revenue from contracts with customers	—	968	—	—	—	968
Other regulated revenue	—	8	—	—	—	8
Total regulated revenue	—	976	—	—	—	976
Total revenue	$532	$994	$2,126	$—	$(25)	$3,627

	Nine Months Ended September 30, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,654	$51	$4,717	$74	$(60)	$6,436
Other non-regulated revenue (1)	90	3	522	1	(1)	615
Total non-regulated revenue	1,744	54	5,239	75	(61)	7,051
Regulated Revenue
Revenue from contracts with customers	—	2,624	—	—	—	2,624
Other regulated revenue	—	25	—	—	—	25
Total regulated revenue	—	2,649	—	—	—	2,649
Total revenue	$1,744	$2,703	$5,239	$75	$(61)	$9,700

	Nine Months Ended September 30, 2022
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,325	$58	$5,207	$1	$(79)	$6,512
Other non-regulated revenue (1)	82	3	346	1	—	432
Total non-regulated revenue	1,407	61	5,553	2	(79)	6,944
Regulated Revenue
Revenue from contracts with customers	—	2,590	—	—	—	2,590
Other regulated revenue	—	23	—	—	—	23
Total regulated revenue	—	2,613	—	—	—	2,613
Total revenue	$1,407	$2,674	$5,553	$2	$(79)	$9,557
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $379 million and $337 million as of September 30, 2023 and December 31, 2022, respectively.

31 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
During the nine months ended September 30, 2023 and 2022, we recognized revenue of $30 million and $34 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
In June 2023, the Company closed on an agreement to terminate the PPA for the Warrior Run coal-fired power plant for total consideration of $357 million, to be paid by the offtaker through the end of the previous contract term in January 2030. Under the termination agreement, the plant will continue providing capacity through May 2024. The termination represents a contract modification under which the discounted termination payments, as well as a pre-existing contract liability, will be recognized as revenue on a straight-line basis over the remaining performance obligation period for approximately $32 million per month. As of September 30, 2023, the corresponding receivable balance was $77 million, of which $40 million and $37 million was recorded in Other current assets and Other noncurrent assets, respectively, on the Condensed Consolidated Balance Sheet. A significant financing component of $57 million will be recognized over the life of the payment term as interest income using the effective interest method.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of September 30, 2023 and December 31, 2022, the Mong Duong loan receivable had a balance of $1.1 billion, net of CECL reserves of $26 million and $28 million, respectively. Of the loan receivable balance, $105 million and $97 million, respectively, was classified as Other current assets, and $990 million and $1 billion, respectively, was classified as Loan receivable on the Condensed Consolidated Balance Sheets.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of September 30, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was $6 million, primarily consisting of fixed consideration for the sale of renewable energy credits in long-term contracts in the U.S. We expect to recognize revenue of approximately $1 million per year between 2023 and 2027 and the remainder thereafter.
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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Other Income	AFUDC (US Utilities)	$5	$4	$11	$9
	Legal settlements	—	—	3	6
	Gain on sale of assets	1	—	3	—
	Gain on remeasurement of investment (1)	—	—	—	26
	Insurance proceeds (2)	—	—	—	16
	Gain on acquired customer contracts	—	—	—	5
	Gain on remeasurement of contingent consideration	—	—	—	3
	Other	6	—	19	15
	Total other income	$12	$4	$36	$80

Other Expense	Loss on sale and disposal of assets	$3	$—	$12	$9
	Non-service pension and other postretirement costs	2	—	9	—
	Loss on remeasurement of contingent consideration	1	—	9	—
	Allowance for lease receivable (3)	—	—	—	20
	Legal contingencies and settlements	—	8	1	8
	Other	6	2	7	14
	Total other expense	$12	$10	$38	$51
_______________________________
(1)    Related to the remeasurement of our existing investment in 5B, accounted for using the measurement alternative.
(2)    Primarily related to insurance recoveries associated with property damage at TermoAndes.
(3)    Related to a full allowance recognized on a sales-type lease receivable at AES Gilbert due to a fire incident in April 2022.

32 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
15. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Norgener	$—	$—	$137	$—
TEG	77	—	77	—
TEP	59	—	59	—
Jordan	14	51	43	51
GAF Projects (AES Renewable Holdings)	—	—	18	—
Maritza	—	—	—	468
Other	8	(1)	18	14
Total	$158	$50	$352	$533
TEG and TEP — During the third quarter of 2023, management identified an impairment indicator at the TEG and TEP asset groups due to a reduction in expected cash flows after expiration of the current PPAs. The Company performed an impairment analysis as of July 31, 2023, and determined that the carrying amounts of the asset groups were not recoverable. The TEG and TEP asset groups were determined to have fair values of $93 million and $94 million, respectively, using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $77 million and $59 million, respectively. TEG and TEP are reported in the Energy Infrastructure SBU reportable segment.
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
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in Amman East and IPP4 for $58 million and as of September 30, 2023, the generation plants were classified as held-for-sale. Due to the delay in closing the transaction, the carrying amount of the asset group in subsequent periods exceeded the agreed-upon sales price, and total pre-tax impairment expense of $43 million and $51 million was recorded during the nine months ended September 30, 2023 and 2022, respectively. See Note 17—Held-for-Sale for further information. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
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
Maritza — In May 2022, the Council for the European Union approved Bulgaria’s National Recovery and Resilience plan, which commits the country to cease generating electricity from coal beyond 2038. As this plan is expected to prohibit the Company from operating the Maritza coal-fired plant through its estimated useful life, it was determined that an indicator of impairment had occurred. The Company reassessed the useful life of the facility and performed an impairment analysis as of April 30, 2022, in which it was determined that the carrying amount of the asset group was not recoverable. The Maritza asset group was determined to have a fair value of $452 million, using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $468 million. Maritza is reported in the Energy Infrastructure SBU reportable segment.
16. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rate for both the three and nine months ended September 30, 2023 was 26%. The effective tax rates for the three and nine months ended September 30, 2022 were 24% and 26%, respectively. The difference between the Company’s effective tax rates for the 2023 and 2022 periods and the U.S. statutory tax rate of 21%

33 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, and valuation allowance.
For the three and nine months ended September 30, 2023, the Company recorded discrete tax benefit of approximately $15 million and $31 million, respectively, resulting from foreign currency fluctuations at certain Argentine businesses.
For the nine months ended September 30, 2022, the Company recorded discrete tax benefit of approximately $19 million resulting from foreign currency fluctuations at certain Argentine businesses.
17. HELD-FOR-SALE
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in Amman East and IPP4 for $58 million. The sale is expected to close in 2023. After completion of the sale, the Company will retain a 10% ownership interest in Amman East and IPP4, which will be accounted for as an equity method investment. As of September 30, 2023, the generation plants were classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the plants held-for-sale as of September 30, 2023 was $164 million. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
Excluding any impairment charges, pre-tax income (loss) attributable to AES of businesses held-for-sale as of September 30, 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Jordan	$5	$(13)	$16	$(2)
18. ACQUISITIONS
Petersburg Solar Project — On August 31, 2023, the Company entered into agreements for project development and for the purchase of 100% of the membership in Petersburg Energy Center, LLC, a 250 MW solar and BESS project. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business. The assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration paid of approximately $49 million. Petersburg Solar Project is reported in the Utilities SBU reportable segment.
Calhoun — On July 18, 2023, the Company entered into an agreement for the purchase of 100% of the membership interests in Calhoun County Solar Project, LLC., which holds a late development-stage 125 MW solar project. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business. The assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration paid of approximately $64 million, including contingent consideration of $42 million. The estimated fair value of the contingent consideration for Calhoun was determined using probability-weighted discounted cash flows based on internal forecasts, which are considered Level 3 inputs. The probability of achieving the milestone payment used to calculate the acquisition date fair value of the contingent consideration was 99%. Payments under the contingent consideration arrangement are largely binary and thus, a single probability of achieving the milestone was applied in the calculation of fair value.The contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings. Calhoun is reported in the Renewables SBU reportable segment.
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
The assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration to be paid of approximately $358 million, including cash paid of $165 million, contingent consideration of $165 million, and deferred payments of $28 million.

34 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
The estimated fair value of the contingent consideration of Bellefield was determined using probability-weighted discounted cash flows based on internal forecasts, which are considered Level 3 inputs. The weighted average probability of achieving the milestone payments used to calculate the acquisition date fair value of the contingent consideration was 91.9%. Payments under the contingent consideration arrangements are largely binary and thus, a single probability of achieving the milestone was applied in the calculation of fair value. The contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings. Bellefield is reported in the Renewables SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and nine months ended September 30, 2023 and 2022, where income represents the numerator and weighted average shares represent the denominator.

35 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022

Three Months Ended September 30,	2023			2022
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$231	670	$0.34	$421	668	$0.63
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	1	—
Restricted stock units	—	2	—	—	2	—
Equity units	—	40	(0.02)	—	40	(0.04)
DILUTED EARNINGS PER SHARE	$231	712	$0.32	$421	711	$0.59

Nine Months Ended September 30,	2023			2022
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$343	669	$0.51	$357	668	$0.53
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	1	—
Restricted stock units	—	2	—	—	2	—
Equity units	1	40	(0.03)	1	40	(0.03)
DILUTED EARNINGS PER SHARE	$344	712	$0.48	$358	711	$0.50

The calculation of diluted earnings per share excluded 2 million outstanding stock awards for the three and nine months ended September 30, 2023 and September 30, 2022, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
As described in Note 11—Equity, the Company issued 10,430,500 Equity Units in March 2021 with a total notional value of $1,043 million. Each Equity Unit has a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a 2024 Purchase Contract and a 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. Prior to February 15, 2024, the Series A Preferred Stock may be converted at the option of the holder only in connection with a fundamental change. On and after February 15, 2024, the Series A Preferred Stock may be converted freely at the option of the holder. Upon conversion, the Company will deliver to the holder with respect to each share of Series A Preferred Stock being converted (i) a share of our Series B Preferred Stock, or, solely with respect to conversions in connection with a redemption, cash and (ii) shares of our common stock, if any, in respect of any conversion value in excess of the liquidation preference of the preferred stock being converted. The conversion rate was initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which was equivalent to an initial conversion price of approximately $31.70 per share of common stock. As of September 30, 2023, due to customary anti-dilution provisions, the conversion rate was 31.6465, equivalent to a conversion price of approximately $31.60 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts are being accounted for as one unit of account. In calculating diluted EPS, the Company has applied the if-converted method to determine the impact of the forward purchase feature and considered if there are incremental shares that should be included related to the Series A Preferred conversion value.
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
Despite these challenges and considering the information available as of the filing date, management believes the carrying amount of our long-lived assets at AES Puerto Rico of $63 million is recoverable as of September 30, 2023. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down our long-lived assets in Puerto Rico to fair value.

36 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2023 and 2022
21. SUBSEQUENT EVENTS
TEG and TEP — On October 3, 2023, AES Mexico Generation Holdings failed to comply with a covenant on its debt at TEG and TEP, resulting in a technical default. See Note 7—Debt for further information. TEG and TEP are reported in the Energy Infrastructure SBU reportable segment.
AES Clean Energy Development — On October 2, 2023, the Company completed the acquisition of a construction stage solar and BESS project in Tulare County, CA. The Company agreed to make total cash payments, including reimbursement of development and equipment costs, of approximately $253 million, a portion of which is contingent upon future milestones and price adjustments. The transaction is expected to be accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business and will be reported in the Renewables SBU reportable segment.

37 | The AES Corporation | September 30, 2023 Form 10-Q
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
Overview of Our Business
We are a diversified power generation and utility company organized into the following four SBUs, mainly organized by technology: Renewables (solar, wind, energy storage, and hydro), Utilities (AES Indiana, AES Ohio, and AES El Salvador), Energy Infrastructure (natural gas, LNG, coal, pet coke, diesel, and oil), and New Energy Technologies (green hydrogen, Fluence, Uplight, and 5B). Our businesses in Chile, which have a mix of generation sources, including renewables, are also included within the Energy Infrastructure SBU, as the generation from all sources is pooled to service our existing PPAs. In our 2022 Form 10-K, the management reporting structure and the Company’s reportable segments were mainly organized by geographic regions. In March 2023, we announced internal management changes as a part of our ongoing strategy to align our business to meet our customers’ needs and deliver on our major strategic objectives. The results of our operations are now reported along our four newly formed technology-based SBUs. For additional information regarding our business, see Item 1.—Business of our 2022 Form 10-K.
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
Executive Summary
Compared with last year, third quarter net income decreased $155 million, from $446 million to $291 million. This decrease is the result of lower contributions from LNG transactions versus 2022 at the Energy Infrastructure SBU, partially offset by favorable contributions at the Utilities, Renewables, and New Energy Technologies SBUs.
Adjusted EBITDA, a non-GAAP measure, increased $59 million, from $931 million to $990 million, mainly driven by higher contributions at the Utilities SBU, favorable weather conditions and new businesses at the Renewables SBU, higher revenues under a PPA termination agreement at the Energy Infrastructure SBU, and lower losses from affiliates at the New Energy Technologies SBU due to improved margins on a new product line; partially offset by favorable LNG transactions in the prior year at the Energy Infrastructure SBU.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, increased $17 million, from $991 million to $1,008

38 | The AES Corporation | September 30, 2023 Form 10-Q
million primarily due to the drivers above, partially offset by lower realized tax attributes driven by fewer projects placed in service.
Compared with last year, third quarter diluted earnings per share from continuing operations decreased $0.27, from $0.59 to $0.32. This decrease is mainly driven by higher long-lived asset impairments in the current year and lower earnings at the Energy Infrastructure SBU mainly due to unrealized foreign currency losses and prior year favorable LNG transactions; partially offset by higher contributions at the Utilities SBU due to the deferral of power purchase costs, and favorable weather conditions and new businesses at the Renewables SBU.
Adjusted EPS, a non-GAAP measure, decreased $0.03 from $0.63 to $0.60, mainly driven by lower contributions from the Energy Infrastructure SBU, higher Parent Company interest, and a higher adjusted tax rate, partially offset by higher contributions at the Utilities SBU.
Compared with last year, net income for the nine months ended September 30, 2023 decreased $20 million, from $481 million to $461 million. This decrease is the result of lower contributions from LNG transactions versus 2022 at the Energy Infrastructure SBU, partially offset by favorable contributions at the Renewables, Utilities, and New Energy Technologies SBUs.
Adjusted EBITDA, a non-GAAP measure, decreased $51 million, from $2,238 million to $2,187 million, mainly driven by favorable LNG transactions in the prior year and higher cost of sales at the Energy Infrastructure SBU; partially offset by favorable weather conditions and new businesses at the Renewables SBU, higher contributions at the Utilities SBU, higher revenues under a PPA termination agreement at the Energy Infrastructure SBU, and lower losses from affiliates at the New Energy Technologies SBU due to improved margins on a new product line.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, decreased $91 million, from $2,347 million to $2,256 million, primarily due to the drivers above and lower realized tax attributes driven by fewer projects placed in service.
Compared with last year, diluted earnings per share from continuing operations for the nine months ended September 30, 2023 decreased $0.02, from $0.50 to $0.48. This decrease is mainly driven by favorable LNG transactions in the prior year, higher unrealized foreign currency losses and higher cost of sales at the Energy Infrastructure SBU; partially offset by lower long-lived asset impairments in the current year, higher contributions at the Utilities SBU due to the deferral of power purchase costs, and lower losses of affiliates at the New Energy Technologies SBU.
Adjusted EPS, a non-GAAP measure, decreased $0.15 from $1.18 to $1.03, mainly driven by lower contributions from the Energy Infrastructure SBU, higher Parent Company interest, and a higher adjusted tax rate, partially offset by higher contributions at the Utilities SBU and lower losses of affiliates at the New Energy Technologies SBU.

39 | The AES Corporation | September 30, 2023 Form 10-Q

Accelerating the future of energy, together.

Business Overview

133 Generation Facilities

6 Utility Companies

33,237 Gross MW

33,302 GWH [2]

Three Months Ended September 30,	2023	2022
Diluted earnings per share	$ 0.32	$ 0.59
Adjusted EPS [1]	0.60	0.63

Nine Months Ended September 30,	2023	2022
Diluted earnings per share	$ 0.48	$ 0.50
Adjusted EPS [1]	1.03	1.18

Operating Margin
(in millions)

$2,010
$1,985
$918
$892
Q3 2023
Q3 2022

Net Income
(in millions)

YTD
QTD
$461
$481
$291
$446
Q3 2023
Q3 2022

Adjusted EBITDA [1]
(in millions)

$2,187
$2,238
$990
$931
Q3 2023
Q3 2022

Operating Cash Flow
(in millions)

$2,309
$1,649
$1,122
$784
Q3 2023
Q3 2022

Key events in 2023

- AES Ohio received final approval of its Electric Security Plan (ESP4) in August 2023
- Continued to make measurable progress in our portfolio transformation with the announced exit of 896 MW of coal in the US and Chile
- Signed agreements to extend the operation of 1.4 GW of gas generation at the Southland legacy units in Southern California for three years
- Agreed to minority sell-down of businesses in the Dominican Republic and Panama
- Participating in two green hydrogen hubs awarded up to $2.4 billion of grant funding by the US Department of Energy

Strategic outlook

- Backlog of 13,138 MW of projects under signed long-term PPAs
- On track to complete construction of 3.5 GW of renewables in 2023
- Expect to sign 14-17 GW of renewables PPAs in 2023-2025

Under construction

5,761
MW
Energy Storage 21%
Gas 12%
Wind 15%
Solar 52%

Contracted renewable backlog

7,377
MW
Energy Storage 34%
Hydro 1%
Solar 43%
Wind 22%

(1) Non-GAAP measure. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2022.

40 | The AES Corporation | September 30, 2023 Form 10-Q
Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in renewables, utilities, and technology businesses.
•As of today, the Company’s backlog, which consists of projects with signed contracts, but which are not yet operational, is 13,138 MW, including 5,761 MW under construction.
•In year-to-date 2023, the Company completed the construction or acquisition of 1,314 MW of wind, solar and energy storage and expects to complete a total of 3.5 GW by year-end 2023.
•In year-to-date 2023, the Company has signed 3,740 MW of contracts for renewables.
•In September 2023, the Company agreed to minority sell-downs of its businesses in the Dominican Republic and Panama, for a total of $190 million in asset sale proceeds.
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	$ change	% change	2023	2022	$ change	% change
Revenue:
Renewables SBU	$708	$532	$176	33%	$1,744	$1,407	$337	24%
Utilities SBU	880	994	(114)	-11%	2,703	2,674	29	1%
Energy Infrastructure SBU	1,861	2,126	(265)	-12%	5,239	5,553	(314)	-6%
New Energy Technologies SBU	—	—	—	—%	75	2	73	NM
Corporate and Other	29	24	5	21%	96	81	15	19%
Eliminations	(44)	(49)	5	10%	(157)	(160)	3	2%
Total Revenue	3,434	3,627	(193)	-5%	9,700	9,557	143	1%
Operating Margin:
Renewables SBU	222	188	34	18%	428	387	41	11%
Utilities SBU	160	79	81	NM	351	280	71	25%
Energy Infrastructure SBU	504	588	(84)	-14%	1,120	1,211	(91)	-8%
New Energy Technologies SBU	(2)	(2)	—	—%	(8)	(5)	(3)	60%
Corporate and Other	58	55	3	5%	189	143	46	32%
Eliminations	(24)	(16)	(8)	-50%	(70)	(31)	(39)	NM
Total Operating Margin	918	892	26	3%	2,010	1,985	25	1%
General and administrative expenses	(64)	(51)	(13)	25%	(191)	(149)	(42)	28%
Interest expense	(326)	(276)	(50)	18%	(966)	(813)	(153)	19%
Interest income	144	100	44	44%	398	270	128	47%
Loss on extinguishment of debt	—	(1)	1	-100%	(1)	(8)	7	-88%
Other expense	(12)	(10)	(2)	20%	(38)	(51)	13	-25%
Other income	12	4	8	NM	36	80	(44)	-55%
Gain (loss) on disposal and sale of business interests	—	1	(1)	-100%	(4)	—	(4)	NM
Asset impairment expense	(158)	(50)	(108)	NM	(352)	(533)	181	-34%
Foreign currency transaction gains (losses)	(100)	8	(108)	NM	(209)	(60)	(149)	NM
Income tax expense	(109)	(145)	36	-25%	(179)	(186)	7	-4%
Net equity in losses of affiliates	(14)	(26)	12	-46%	(43)	(54)	11	-20%
NET INCOME	291	446	(155)	-35%	461	481	(20)	-4%
Less: Income from continuing operations attributable to noncontrolling interests and redeemable stock of subsidiaries	(60)	(25)	(35)	NM	(118)	(124)	6	-5%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$231	$421	$(190)	-45%	$343	$357	$(14)	-4%
Net cash provided by operating activities	$1,122	$784	$338	43%	$2,309	$1,649	$660	40%
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

41 | The AES Corporation | September 30, 2023 Form 10-Q
derivatives (including embedded derivatives other than foreign currency embedded derivatives) associated with the purchase of electricity or fuel.
Operating margin is defined as revenue less cost of sales.
Consolidated Revenue and Operating Margin
Three Months Ended September 30, 2023
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $193 million, or 5%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, driven by:
•$265 million at Energy Infrastructure driven by prior year favorable LNG transactions, lower regulated contract sales and prices, lower CO2 purchases passed through due to lower production, lower generation, and the impact of the depreciation of the Argentine peso; partially offset by realized and unrealized derivative gains, and higher revenues due to a PPA termination agreement; and
•$114 million at Utilities mainly driven by lower volumes as a result of lower demand due to unfavorable weather, and lower fuel and purchase rider revenues; partially offset by higher TDSIC rider and transmission revenues.
These unfavorable impacts were partially offset by an increase of:
•$176 million at Renewables mainly driven by higher spot sales at higher prices, new businesses operating in our portfolio, resulting in higher renewable energy generation, and the impact of the appreciation of the Colombian peso; partially offset by unrealized commodity derivative losses.

Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $26 million, or 3%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, driven by:
•$81 million at Utilities mainly driven by the deferral of power purchase costs in the current year, which were recognized in the prior year, associated with the ESP 4 approval, and a regulatory settlement in the prior year; and

42 | The AES Corporation | September 30, 2023 Form 10-Q
•$34 million at Renewables mainly driven by better hydrology, new businesses operating in our portfolio, resulting in higher renewable energy generation and the impact of the appreciation of the Colombian peso; partially offset by unrealized derivative losses, higher fixed costs due to an accelerated growth plan, and lower contracted energy sales.
These favorable impacts were partially offset by a decrease of:
•$84 million at Energy Infrastructure mainly driven by prior year favorable LNG transactions; partially offset by higher revenues due to a PPA termination agreement, and realized and unrealized derivative gains as part of our commercial hedging strategy.
Nine Months Ended September 30, 2023
Revenue
(in millions)
Consolidated Revenue — Revenue increased $143 million, or 1%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, driven by:
•$337 million at Renewables mainly driven by higher spot sales at higher prices and new projects placed into service; partially offset by the impact of the depreciation of the Colombian peso and unrealized derivative losses;
•$73 million at New Energy Technologies mainly driven by the sale of the Fallbrook project in March 2023;
•$29 million at Utilities mainly driven by higher fuel and purchase rider revenues, higher TDSIC rider and transmission revenues, and higher demand due to extreme heat in El Salvador; partially offset by lower retail sales volume as a result of lower demand due to unfavorable weather at Indiana and Ohio.
These favorable impacts were partially offset by a decrease of:
•$314 million at Energy Infrastructure primarily driven by prior year favorable LNG transactions, lower CO2 purchases passed through due to lower production, the impact of the depreciation of the Argentine peso, lower generation, and the recognition of unrealized losses due to a PPA termination agreement; partially offset by higher revenues due to a PPA termination agreement, and realized and unrealized derivative gains resulting mainly from new derivatives as part of our commercial hedging strategy.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $25 million, or 1%, for the nine months ended

43 | The AES Corporation | September 30, 2023 Form 10-Q
September 30, 2023, compared to the nine months ended September 30, 2022, driven by:
•$71 million at Utilities mainly driven by the deferral of power purchase costs in the current year, which were recognized in the prior year, associated with the ESP 4 approval, a regulatory settlement in the prior year, an increase in transmission and TDSIC rider revenues, and higher demand due to extreme heat in El Salvador; partially offset by the impact of milder weather in Indiana and Ohio and higher fixed costs; and
•$41 million at Renewables mainly driven by better hydrology, new projects placed into service, and higher wind availability, resulting in higher renewable energy generation; partially offset by unrealized derivative losses, and higher fixed costs due to an accelerated growth plan.
These favorable impacts were partially offset by a decrease of:
•$91 million at Energy Infrastructure mainly driven by prior year favorable LNG transactions, higher cost of sales, lower thermal dispatch substituted with renewable sources, and a prior year one-time revenue recognition driven by a reduction in a project's expected completion costs; partially offset by unrealized gains resulting mainly from new derivatives as part of our commercial hedging strategy, lower outages and lower depreciation expense due to impairments recognized in the prior year.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $13 million, or 25%, to $64 million for the three months ended September 30, 2023, compared to $51 million for the three months ended September 30, 2022, primarily due to increased business development activity.
General and administrative expenses increased $42 million, or 28%, to $191 million for the nine months ended September 30, 2023 compared to $149 million for the nine months ended September 30, 2022, primarily due to increased business development activity and people costs.
Interest expense
Interest expense increased $50 million, or 18%, to $326 million for the three months ended September 30, 2023, compared to $276 million for the three months ended September 30, 2022. This increase is primarily due to new debt issued at the Renewables SBU and a higher weighted average interest rate and debt balance at the Parent Company; partially offset by higher capitalized interest at the Renewables SBU and the deferral of carrying costs at the Utilities SBU.
Interest expense increased $153 million, or 19%, to $966 million for the nine months ended September 30, 2023, compared to $813 million for the nine months ended September 30, 2022, primarily due to new debt issued at the Renewables and Utilities SBUs and a higher weighted average interest rate and debt balance at the Parent Company; partially offset by higher capitalized interest at the Renewables and Energy Infrastructure SBUs and the deferral of carrying costs at the Utilities SBU.
Interest capitalized during development and construction increased $97 million to $149 million for the three months ended September 30, 2023, compared to $52 million for the three months ended September 30, 2022, primarily due to more projects in development at the Renewables SBU and higher interest rates.
Interest capitalized during development and construction increased $254 million to $396 million for the nine months ended September 30, 2023, compared to $142 million for the nine months ended September 30, 2022, primarily due to more projects in development at the Renewables and Energy Infrastructure SBUs and higher interest rates.
Interest income
Interest income increased $44 million, or 44%, to $144 million for the three months ended September 30, 2023, compared to $100 million for the three months ended September 30, 2022, primarily due to higher average interest rates and short-term investments at the Energy Infrastructure and Renewables SBUs.
Interest income increased $128 million, or 47%, to $398 million for the nine months ended September 30, 2023, compared to $270 million for the nine months ended September 30, 2022, primarily due to higher average

44 | The AES Corporation | September 30, 2023 Form 10-Q
interest rates and short-term investments at the Energy Infrastructure and Renewables SBUs, partially offset by the prior year sales-type lease receivable adjustment at the Alamitos Energy Center.
Other income and expense
Other income increased $8 million to $12 million for the three months ended September 30, 2023, compared to $4 million for the three months ended September 30, 2022, with no material drivers.
Other income decreased $44 million, or 55%, to $36 million for the nine months ended September 30, 2023, compared to $80 million for the nine months ended September 30, 2022, primarily due to the prior year gain on remeasurement of our existing investment in 5B, which is accounted for using the measurement alternative, and prior year insurance proceeds primarily associated with property damage at TermoAndes.
Other expense increased $2 million, or 20%, to $12 million for the three months ended September 30, 2023, compared to $10 million for the three months ended September 30, 2022, with no material drivers.
Other expense decreased $13 million, or 25%, to $38 million for the nine months ended September 30, 2023, compared to $51 million for the nine months ended September 30, 2022, primarily due to the prior year recognition of an allowance on a sales-type receivable at AES Gilbert due to a fire incident in April 2022.
See Note 14—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense increased $108 million to $158 million for the three months ended September 30, 2023, compared to $50 million for the three months ended September 30, 2022. This increase was due to the $77 million and $59 million impairments at TEG and TEP in Mexico due to a reduction in expected cash flows after expiration of the current PPAs, partially offset by higher impairments in the prior year of Amman East and IPP4 in Jordan due to the delay in closing the sale transaction.
Asset impairment expense decreased $181 million, or 34%, to $352 million for the nine months ended September 30, 2023, compared to $533 million for the nine months ended September 30, 2022. This decrease was primarily due to the $468 million prior year impairment of Maritza’s coal-fired plant due to Bulgaria’s commitment to cease electricity generation using coal as a fuel-source beyond 2038, partially offset by the $137 million impairment associated with the commitment to accelerate the retirement of the Norgener coal-fired plant in Chile, and the $77 million and $59 million impairments at TEG and TEP as discussed above.
See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Argentina	$(79)	$(7)	$(151)	$(62)
Chile	(24)	11	(69)	—
Brazil	(1)	1	12	(6)
Other	4	3	(1)	8
Total (1)	$(100)	$8	$(209)	$(60)
___________________________________________
(1)Includes gains of $15 million and gains of $33 million on foreign currency derivative contracts for the three months ended September 30, 2023 and 2022, respectively, and losses of $23 million and $16 million on foreign currency derivative contracts for the nine months ended September 30, 2023 and 2022, respectively.
The Company recognized net foreign currency transaction losses of $100 million for the three months ended September 30, 2023 primarily driven by the depreciation of the Argentine peso and by unrealized losses related to an intercompany loan denominated in the Colombian peso.
The Company recognized net foreign currency transaction losses of $209 million for the nine months ended September 30, 2023 primarily driven by the depreciation of the Argentine peso and unrealized losses related to an intercompany loan denominated in the Colombian peso; partially offset by unrealized gains on debt in Brazil.
The Company recognized net foreign currency transaction gains of $8 million for the three months ended September 30, 2022 primarily due to unrealized and realized derivative gains on foreign currency derivatives in South America due to the depreciating Colombian peso, partially offset by realized and unrealized losses due to the depreciating Argentine peso.

45 | The AES Corporation | September 30, 2023 Form 10-Q
The Company recognized net foreign currency transaction losses of $60 million for the nine months ended September 30, 2022 primarily due to the depreciating Argentine peso.
Income tax expense
Income tax expense decreased $36 million, or 25%, to $109 million for the three months ended September 30, 2023, compared to $145 million for the three months ended September 30, 2022. The Company’s effective tax rates were 26% and 24% for the three months ended September 30, 2023 and 2022, respectively. The current and prior year effective tax rates were benefited by inflationary and foreign currency impacts at certain Argentine businesses. Additionally, the current year effective tax rate was impacted by the recognition of valuation allowance against certain Argentine deferred tax assets. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of this Form 10-Q for further information on our exposure to foreign exchange rate risk related to the Argentine peso.
Income tax expense decreased $7 million, or 4%, to $179 million for the nine months ended September 30, 2023, compared to $186 million for the nine months ended September 30, 2022. The Company’s effective tax rate was 26% for both the nine months ended September 30, 2023 and 2022, respectively. The current and prior year effective tax rates were benefited by the aforementioned inflationary and foreign currency impacts. The current year effective tax rate was also impacted by the recognition of valuation allowance, while the prior year effective tax rate was impacted by favorable LNG transactions at the Energy Infrastructure SBU, offset by the impact of the asset impairment of the Maritza coal-fired plant. See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for details of the Maritza asset impairment.
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
Net equity in losses of affiliates
Net equity in losses of affiliates decreased $12 million, or 46%, to $14 million for the three months ended September 30, 2023, compared to $26 million for the three months ended September 30, 2022. This decrease was primarily driven by lower losses from Fluence, mainly attributable to improved margins on a new product line.
Net equity in losses of affiliates decreased $11 million, or 20%, to $43 million for the nine months ended September 30, 2023, compared to $54 million for the nine months ended September 30, 2022. This decrease was primarily driven by an increase in earnings from Mesa La Paz, primarily due the termination of unrealized derivatives due to a contract amendment, and by a decrease in losses from Fluence, mainly attributable to improved margins on a new product line and reduced shipping constraints and costs. This decrease in losses was partially offset by lower earnings from sPower, mainly due to lower earnings from renewable projects that came online.
See Note 6—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries increased $35 million to $60 million for the three months ended September 30, 2023, compared to $25 million for the three months ended September 30, 2022. This increase was primarily due to:
•Lower allocation of losses to tax equity investors and increased costs associated with the growing business at the Renewables SBU; and
•Lower impairments in Jordan at the Energy Infrastructure SBU.
These increases were partially offset by:
•Lower earnings in Panama due to drier hydrology.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $6 million, or 5%, to $118 million for the nine months ended September 30, 2023, compared to $124 million for the nine months ended September 30, 2022. This decrease was primarily due to:
•Increased costs associated with growing business at the Renewables SBU; and

46 | The AES Corporation | September 30, 2023 Form 10-Q
•Prior year one-time revenue recognition driven by a reduction in a project's expected completion costs at the Energy Infrastructure SBU.
These decreases were partially offset by:
•Higher earnings from the Renewables SBU due to favorable weather conditions; and
•Higher allocation of earnings at Southland Energy to noncontrolling interests.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $190 million, or 45%, to $231 million for the three months ended September 30, 2023, compared to $421 million for the three months ended September 30, 2022. This decrease was primarily due to:
•Higher long-lived asset impairments in the current year;
•Higher unrealized foreign currency losses at the Energy Infrastructure SBU; and
•Lower earnings from the Energy Infrastructure SBU due to prior year favorable LNG transactions.
These decreases were partially offset by:
•Higher earnings from the Utilities SBU due to the deferral of previously recognized power purchase costs and a prior year charge resulting from a regulatory settlement; and
•Higher earnings from the Renewables SBU due to favorable weather conditions and new businesses operating in our portfolio.
Net income attributable to The AES Corporation decreased $14 million, or 4%, to $343 million for the nine months ended September 30, 2023, compared to $357 million for the nine months ended September 30, 2022. This decrease was primarily due to:
•Higher unrealized foreign currency losses at the Energy Infrastructure SBU;
•Lower earnings from the Energy Infrastructure SBU due to prior year favorable LNG transactions, lower thermal dispatch, and higher cost of sales; and
•Increase in interest expense due to higher interest rates and new debt issued at the Energy Infrastructure SBU and a higher Parent Company weighted average interest rate.
These decreases were partially offset by:
•Lower long-lived asset impairments in the current year;
•Increase in interest income due to higher average interest rates and short term investments at the Energy Infrastructure and Renewables SBUs;
•Higher earnings from the Utilities SBU due to the deferral of previously recognized power purchase costs and a prior year charge resulting from a regulatory settlement; and
•Lower losses from affiliates at the New Energy Technologies SBU.
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

47 | The AES Corporation | September 30, 2023 Form 10-Q
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA with Tax Attributes (in millions)	2023	2022	2023	2022
Net income	$291	$446	$461	$481
Income tax expense	109	145	179	186
Interest expense	326	276	966	813
Interest income	(144)	(100)	(398)	(270)
Depreciation and amortization	286	266	836	800
EBITDA	$868	$1,033	$2,044	$2,010
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(183)	(174)	(508)	(486)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	27	36	93	93
Interest income recognized under service concession arrangements	18	19	54	58
Unrealized derivative and equity securities losses (gains)	10	(8)	3	—
Unrealized foreign currency losses	97	3	161	23
Disposition/acquisition losses	8	4	21	36
Impairment losses	145	17	318	497
Loss on extinguishment of debt	—	1	1	7
Adjusted EBITDA (1)	$990	$931	$2,187	$2,238
Tax attributes allocated to tax equity investors	18	60	69	109
Adjusted EBITDA with Tax Attributes (2)	$1,008	$991	$2,256	$2,347

48 | The AES Corporation | September 30, 2023 Form 10-Q
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

49 | The AES Corporation | September 30, 2023 Form 10-Q
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted PTC (in millions)	2023	2022	2023	2022
Income from continuing operations, net of tax, attributable to The AES Corporation	$231	$421	$343	$357
Income tax expense from continuing operations attributable to The AES Corporation	101	128	136	149
Pre-tax contribution	332	549	479	506
Unrealized derivative and equity securities losses (gains)	9	(8)	3	(2)
Unrealized foreign currency losses	96	3	160	23
Disposition/acquisition losses	8	4	21	36
Impairment losses	145	17	318	497
Loss on extinguishment of debt	3	4	7	20
Adjusted PTC	$593	$569	$988	$1,080

50 | The AES Corporation | September 30, 2023 Form 10-Q
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

	Three Months Ended September 30,				Nine Months Ended September 30,
Reconciliation of Adjusted EPS	2023		2022		2023		2022
Diluted earnings per share from continuing operations	$0.32		$0.59		$0.48		$0.50
Unrealized derivative and equity securities losses (gains)	0.01		(0.01)		—	(1)	—
Unrealized foreign currency losses	0.14	(2)	—		0.22	(3)	0.03	(4)
Disposition/acquisition losses	0.01		0.01		0.03		0.05	(5)
Impairment losses	0.21	(6)	0.02	(7)	0.45	(8)	0.70	(9)
Loss on extinguishment of debt	—		0.01		0.01		0.03
Less: Net income tax expense (benefit)	(0.09)	(10)	0.01		(0.16)	(11)	(0.13)	(12)
Adjusted EPS	$0.60		$0.63		$1.03		$1.18
_____________________________
(1)Amount primarily relates to unrealized derivative losses due to the termination of a PPA of $72 million, or $0.10 per share and unrealized derivative losses at AES Clean Energy of $20 million, or $0.03 per share, offset by unrealized derivative gains at the Energy Infrastructure SBU of $108 million, or $0.15 per share.
(2)Amount primarily relates to unrealized foreign currency losses mainly associated with the devaluation of long-term receivables denominated in Argentine pesos of $60 million, or $0.08 per share, unrealized foreign currency losses at AES Andes of $21 million, or $0.03 per share, and unrealized foreign currency losses on

51 | The AES Corporation | September 30, 2023 Form 10-Q
debt in Brazil of $10 million, or $0.01 per share.
(3)Amount primarily relates to unrealized foreign currency losses mainly associated with the devaluation of long-term receivables denominated in Argentine pesos of $109 million, or $0.15 per share, and unrealized foreign currency losses at AES Andes of $54 million, or $0.08 per share.
(4)Amount primarily relates to unrealized foreign currency losses mainly associated with the devaluation of long-term receivables denominated in Argentine pesos of $19 million, or $0.03 per share.
(5)Amount primarily relates to the recognition of an allowance on the AES Gilbert sales-type lease receivable as a cost of disposition of a business interest of $20 million, or $0.03 per share.
(6)Amount primarily relates to asset impairments at TEG and TEP of $76 million and $58 million, respectively, or $0.19 per share.
(7)Amount primarily relates to asset impairment at Jordan of $19 million, or $0.03 per share.
(8)Amount primarily relates to asset impairments at the Norgener coal-fired plant in Chile of $136 million, or $0.19 per share, at TEG and TEP of $76 million and $58 million, respectively, or $0.19 per share, the GAF Projects at AES Renewable Holdings of $18 million, or $0.03 per share, and at Jordan of $16 million, or $0.02 per share.
(9)Amount primarily relates to asset impairment at Maritza of $468 million, or $0.66 per share, and at Jordan of $19 million, or $0.03 per share.
(10)Amount primarily relates to income tax benefits associated with the asset impairments at TEG and TEP of $34 million, or $0.05 per share and income tax benefits associated with unrealized foreign currency losses at AES Andes of $6 million, or $0.01 per share.
(11)Amount primarily relates to income tax benefits associated with the asset impairments at the Norgener coal fired plant in Chile of $35 million, or $0.05 per share and at TEG and TEP of $34 million, or $0.05 per share, income tax benefits associated with the recognition of unrealized losses due to the termination of a PPA of $18 million, or $0.02 per share, and income tax benefits associated with unrealized foreign currency losses at AES Andes of $14 million, or $0.02 per share.
(12)Amount primarily relates to income tax benefits associated with the impairment at Maritza of $73 million, or $0.10 per share, and at Jordan of $8 million, or $0.01 per share.
Renewables SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating Margin	$222	$188	$34	18%	$428	$387	$41	11%
Adjusted EBITDA (1)	267	195	72	37%	557	476	81	17%
Adjusted EBITDA with Tax Attributes (1)	285	255	30	12%	626	585	41	7%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.

Operating Margin for the three months ended September 30, 2023 increased $34 million driven primarily by better hydrology, new businesses operating in our portfolio, resulting in higher renewable energy generation, and the impact of the appreciation of the Colombian peso. This increase was partially offset by unrealized derivative losses, higher fixed costs due to an accelerated growth plan, and lower contracted energy sales.
Adjusted EBITDA for the three months ended September 30, 2023 increased $72 million primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, and depreciation expense.
Adjusted EBITDA with Tax Attributes for the three months ended September 30, 2023 increased $30 million primarily due to the increase in Adjusted EBITDA, partially offset by lower realized tax attributes driven by fewer projects being placed into service. During the three months ended September 30, 2023 and 2022, we realized $18 million and $60 million, respectively, from Tax Attributes earned by our U.S. renewables business.
Operating Margin for the nine months ended September 30, 2023 increased $41 million driven primarily by better hydrology, new businesses operating in our portfolio, and higher wind availability, resulting in higher renewable energy generation. This increase was partially offset by unrealized derivatives losses and higher fixed costs due to an accelerated growth plan.
Adjusted EBITDA for the nine months ended September 30, 2023 increased $81 million primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, and depreciation expense.
Adjusted EBITDA with Tax Attributes for the nine months ended September 30, 2023 increased $41 million primarily due to the increase in Adjusted EBITDA, partially offset by lower realized tax attributes driven by fewer projects being placed into service. During the nine months ended September 30, 2023 and 2022, we realized $69 million and $109 million, respectively, from Tax Attributes earned by our U.S. renewables business.

52 | The AES Corporation | September 30, 2023 Form 10-Q
Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating Margin	$160	$79	$81	NM	$351	$280	$71	25%
Adjusted EBITDA (1)	216	137	79	58%	526	456	70	15%
Adjusted PTC (1) (2)	101	15	86	NM	160	100	60	60%
____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.
Operating Margin for the three months ended September 30, 2023 increased $81 million mainly driven by the deferral of power purchase costs in the current year, which were recognized in the prior year, associated with the ESP 4 approval and a regulatory settlement in the prior year.
Adjusted EBITDA for the three months ended September 30, 2023 increased $79 million primarily due to the drivers above, adjusted for NCI.
Adjusted PTC for the three months ended September 30, 2023 increased $86 million due to the drivers above and the deferral of carrying costs associated with the ESP 4 approval in the current year.
Operating Margin for the nine months ended September 30, 2023 increased $71 million mainly driven by the deferral of power purchase costs in the current year, which were recognized in the prior year, associated with the ESP 4 approval, a regulatory settlement in the prior year, an increase in transmission and TDSIC rider revenues and higher demand due to extreme heat in El Salvador, partially offset by the impact of milder weather in Indiana and Ohio and higher fixed costs.
Adjusted EBITDA for the nine months ended September 30, 2023 increased $70 million primarily due to the drivers above, adjusted for NCI.
Adjusted PTC for the nine months ended September 30, 2023 increased $60 million due to the drivers above and the deferral of carrying costs associated with the ESP 4 approval in the current year, partially offset by higher interest expense due to new debt transactions and increases in defined benefit plan costs.
Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating Margin	$504	$588	$(84)	-14%	$1,120	$1,211	$(91)	-8%
Adjusted EBITDA (1)	520	620	(100)	-16%	1,165	1,353	(188)	-14%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended September 30, 2023 decreased $84 million driven primarily by prior year favorable LNG transactions, lower contract energy sales due to lower prices, and higher cost of sales.
These losses were partially offset by higher revenues due to a PPA termination agreement and realized and unrealized gains resulting mainly from new derivatives as part of our commercial hedging strategy.
Adjusted EBITDA for the three months ended September 30, 2023 decreased $100 million primarily due to the drivers above, adjusted for NCI, unrealized derivative gains, and depreciation.
Operating Margin for the nine months ended September 30, 2023 decreased $91 million driven primarily by prior year favorable LNG transactions, higher cost of sales, lower thermal dispatch substituted with renewable sources, the recognition of unrealized losses due to a PPA termination agreement, and a prior year one-time revenue recognition driven by a reduction in a project's expected completion costs.
These losses were partially offset by unrealized gains resulting mainly from new derivatives as part of our commercial hedging strategy, higher revenues due to a PPA termination agreement, lower outages, and lower depreciation expense due to impairments recognized in the prior year.
Adjusted EBITDA for the nine months ended September 30, 2023 decreased $188 million primarily due to the

53 | The AES Corporation | September 30, 2023 Form 10-Q
drivers above, adjusted for NCI, unrealized derivatives gains, depreciation, higher realized foreign currency losses, and lower insurance recovery.
New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating Margin	$(2)	$(2)	$—	—%	$(8)	$(5)	$(3)	-60%
Adjusted EBITDA (1)	(22)	(27)	5	-19%	(61)	(88)	27	31%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended September 30, 2023 remained flat, with no material drivers.
Adjusted EBITDA for the three months ended September 30, 2023 increased $5 million primarily driven by lower losses at Fluence, whose results are reported as Net equity in losses of affiliates on our Condensed Consolidated Statements of Operations, mainly attributable to improved margins on a new product line.
Operating Margin for the nine months ended September 30, 2023 decreased $3 million, with no material drivers.
Adjusted EBITDA for the nine months ended September 30, 2023 increased $27 million primarily due to improved margins on a new product line, the issuance of price increase change orders during the period, the settlement of contractual claims with a battery module vendor, and incremental costs incurred in the prior year as a result of COVID-19. These increases were partly offset by higher costs for research and development, sales and marketing, and general and administrative expenses.
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
On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four Southeast Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to many but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers were manufactured outside of China or if no more than two out of six specifically identified components were produced in China. On August 18, 2023, Commerce issued its final determination on the matter and affirmed its preliminary findings in most respects. Additionally, Commerce found that three of the specific companies it investigated were not circumventing.
We have contracted and secured our expected requirements for solar panels for U.S. projects targeted to achieve commercial operations in 2023 and 2024.

54 | The AES Corporation | September 30, 2023 Form 10-Q
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
The impact of any additional adverse Commerce determinations or other tariff disputes or litigation, the impact of the UFLPA, potential future disruptions to the solar panel supply chain and their effect on AES’ U.S. solar project development and construction activities remain uncertain. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewable projects.
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
According to the National Oceanic and Atmospheric Administration ("NOAA"), El Niño conditions are observed and forecasted through the beginning of U.S. spring of 2024, with a 60% probability of extending into mid-2024. In Panama, the El Niño phenomenon typically means drier conditions than average, although local system impacts may vary due to other factors. Lower hydrology may result in increased energy purchases to cover contracted positions, or less energy available to sell in the spot market after fulfilling contract obligations. Consistent with expected El Niño impacts, local hydrological forecasts in Panama indicate below historical average inflows persisting through the beginning of the rainy season, which could impact our results of operations. AES reduced its total generation exposure in Panama to dry hydrological conditions through investments in such complementary assets as the Colon LNG power facility, which commenced operations in 2018, the Penonome Wind Farm, and solar projects, providing a stable and independent diversified energy supply during periods of drought or when hydroelectric generation is limited.
In Brazil, El Niño generally means more rainfall in the southern region of the country, where system reservoir levels are currently high, mitigating El Niño risk. In Colombia, El Niño is characterized by drought and may result in higher spot prices. Lower overall AES Chivor hydrology may result in increased spot price energy exposure to cover contracted positions. The basin where AES Chivor is located typically experiences dry conditions that are less severe than the broader system within periods of El Niño from June through September, which can result in additional energy available to sell in the spot market after fulfilling contract obligations. In the case of Chile, the primary driver for AES’ hydro assets is snowpack volumes. Lower snowpack, together with reduced rainfall in the system, could increase both spot prices and energy purchase volumes required to meet contracted positions.
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

55 | The AES Corporation | September 30, 2023 Form 10-Q
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
In the fourth quarter of 2022, the European Commission adopted an amended Directive on Pillar 2 establishing a global minimum tax at a 15% rate. The adoption requires EU Member States to transpose the Directive into their respective national laws by December 31, 2023 for the rules to come into effect as of January 1, 2024. We will continue to monitor the issuance of draft legislation in Bulgaria, the Netherlands, as well as other non-EU countries where the Company operates that are considering Pillar 2 amendments. The impact to the Company remains unknown but may be material.
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
Interest Rates — In the U.S. and other markets in which we operate, there has been a rise in interest rates recently. From July 1 to September 30, 2023, the yield on 10-year U.S. Treasury Notes rose from 3.84% to 4.57%.
As discussed in Item 3—Quantitative and Qualitative Disclosures about Market Risk, although most of our existing corporate and subsidiary debt is at fixed rates, an increase in interest rates can have several impacts on our business. For any existing debt under floating rate structures and any future debt refinancings, rising interest rates will increase future financing costs. In most cases in which we have floating rate debt, our revenues serving this debt are indexed to inflation which helps mitigate the impact of rising rates. For future debt refinancings, AES actively manages a hedging program to reduce uncertainty and exposure to future interest rates. For new business, higher interest rates increase the financing costs for new projects under development and which have not yet secured financing.
AES typically seeks to incorporate expected financing costs into our new PPA pricing such that we maintain our target investment returns, but higher financing costs may negatively impact our returns or the competitiveness of some of our development projects. Additionally, we typically seek to enter into interest rate hedges shortly after signing PPAs to mitigate the risk of rising interest rates prior to securing long-term financing.
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

56 | The AES Corporation | September 30, 2023 Form 10-Q
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Puerto Rico and AES Ilumina’s non-recourse debt of $143 million and $25 million, respectively, continue to be in technical default and are classified as current as of September 30, 2023. The non-recourse debt at AES Puerto Rico is also in payment default.
On April 12, 2022, a mediation team was appointed to prepare the plan to resolve the PREPA Title III case and related proceedings. A disclosure statement hearing was held on April 28, 2023. The mediation was extended through August 4, 2023. The judge presiding over the case entered an order setting the confirmation schedule for PREPA’s third amended Plan of Adjustment as March 4, 2024 through March 15, 2024. The next hearing on PREPA’s disclosure statement is scheduled for November 14, 2023.
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
Despite these challenges and considering the information available as of the filing date, management believes the carrying amount of our long-lived assets at AES Puerto Rico of $63 million is recoverable as of September 30, 2023. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down our long-lived assets in Puerto Rico to fair value.
Decarbonization Initiatives
Our strategy involves shifting towards clean energy platforms, including renewable energy, energy storage, LNG, and modernized grids. It is designed to position us for continued growth while reducing our carbon intensity and in support of our mission of accelerating the future of energy, together. We have made significant progress on our exit of coal generation, and we intend to exit the substantial majority of our remaining coal facilities by year-end 2025 and intend to exit all of the coal facilities by year-end 2027, subject to necessary approvals.
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
AES Warrior Run PPA Termination — On March 23, 2023, the Company entered into an agreement to terminate the PPA for its 205 MW Warrior Run coal-fired power plant. The agreement was approved by the Maryland Public Service Commission in June and became effective on June 28, 2023. As of the effective date, Warrior Run will no longer sell its electricity to the offtaker, Potomac Edison, but will continue to provide capacity through May 31, 2024 in exchange for total proceeds of $357 million to be received in equal installments through January 2030. The previous expiration for the Warrior Run PPA was 2030. The Company is currently evaluating possible alternative uses for the facility once the PPA term expires on May 31, 2024. As of the filing date, management believes the carrying amount of our long-lived assets at Warrior Run of $200 million is recoverable as of September 30, 2023. However, it is reasonably possible that the estimate of undiscounted cash flows may no longer support the carrying value of our long-lived assets at Warrior Run in the near term resulting in the need to write down these assets to fair value.
Regulatory
AES Maritza PPA Review — DG Comp is conducting a preliminary review of whether AES Maritza’s PPA with NEK is compliant with the European Union's State Aid rules. No formal investigation has been launched by DG

57 | The AES Corporation | September 30, 2023 Form 10-Q
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
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions will involve a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict the outcome of the PPA Discussions or when those discussions will conclude. Nor can we predict how DG Comp might resolve its review if the PPA Discussions fail to result in an agreement concerning the agency’s review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2023, the carrying value of our long-lived assets at Maritza is $333 million.
AES Ohio Distribution Rate Case — On December 14, 2022, the PUCO issued an order on AES Ohio’s application to increase its base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. Among other matters, the order establishes a revenue increase of $76 million for AES Ohio’s base rates for electric distribution service. This increase went into effect on September 1, 2023, following the approval of AES Ohio’s electric security plan on August 9, 2023.
AES Ohio Electric Security Plan — On September 26, 2022, AES Ohio filed its latest Electric Security Plan (ESP 4) with the PUCO, which is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability, and continue investments in local economic development.
On April 10, 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the “Settlement”) with respect to AES Ohio’s ESP 4 application, and, on August 9, 2023, the PUCO approved the Settlement without modification. The Settlement provides for a three-year ESP without a rate stability charge, and, in addition to other items, provides for the following:
•A Distribution Investment Rider for the term of the ESP allowing for the timely recovery of distribution investments by AES Ohio based on a 9.999% return on equity, subject to revenue caps;
•The recovery of $66 million related to past expenditures by AES Ohio plus future carrying costs and the recovery of incremental vegetation management expenses up to certain annual limits during the term of ESP 4. During the third quarter of 2023, AES Ohio deferred $28 million of previously recognized purchased power costs and an additional $11 million of carrying costs related to this recovery; and
•Funding of programs for assistance to low-income customers and for economic development.
In addition, with the approval of ESP 4, the new distribution rates, which were approved in the December 14, 2022 PUCO Order on AES Ohio's distribution rate case application, went into effect in September 2023.
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
The overall economic climate in Argentina has deteriorated, resulting in volatility and increased the risk that a further significant devaluation of the Argentine peso against the USD, similar to the devaluations experienced by the country in 2018, 2019, and 2023, may occur. A continued trend of peso devaluation could result in increased inflation, a deterioration of the country’s risk profile, and other adverse macroeconomic effects that could

58 | The AES Corporation | September 30, 2023 Form 10-Q
significantly impact our results of operations. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Impairments
Long-lived Assets and Current Assets Held-for-Sale — During the nine months ended September 30, 2023, the Company recognized asset impairment expense of $352 million. See Note 15—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets and current assets held-for-sale that were assessed for impairment totaled $667 million at September 30, 2023.
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
On June 5, 2023, the EPA published a final Federal Implementation Plan to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule establishes a revised CSAPR NOx Ozone Season Group 3 trading program for 22 states, including Indiana and Maryland, and became effective during 2023. The FIP also includes enhancements to the revised Group 3 trading program, which include a dynamic budget setting process beginning in 2026, annual recalibration of the allowance bank to reflect changes to affected sources, a daily backstop

59 | The AES Corporation | September 30, 2023 Form 10-Q
emissions rate limit for certain coal-fired electric generating units beginning in 2024, and a secondary emissions limit prohibiting certain emissions associated with state assurance levels. It is too early to determine the impact of this final rule, but it may result in the need to purchase additional allowances or make operational adjustments.
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

60 | The AES Corporation | September 30, 2023 Form 10-Q
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
AES Southland's current plan is to comply with the SWRCB OTC Policy by shutting down and permanently retiring all existing generating units at AES Alamitos, AES Huntington Beach, and AES Redondo Beach that utilize OTC by the compliance dates included in the OTC Policy. On August 15, 2023, the State Water Board considered the SACCWIS recommendation and adopted an amendment to the OTC Policy that established a final compliance date of December 31, 2026 for the Alamitos and Huntington Beach facilities. This extension is contingent upon the facilities participating in the Strategic Reserve established by AB 205.
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

61 | The AES Corporation | September 30, 2023 Form 10-Q
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
Water Discharges — In June 2015, the EPA and the U.S. Army Corps of Engineers ("the Agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." (“WOTUS”) rule. WOTUS defines the geographic reach and authority of the Agencies to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the proper standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (“Decision”) in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. This decision provides a clear standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, under this decision, wetlands that do not have a continuous surface connection with traditional interstate navigable water are not federally jurisdictional.
On September 8, 2023, the Agencies published final rule amendments in the Federal Register to amend the final “Revised Definition of ‘Waters of the United States’” rule. This final rule conforms the definition to the definition adopted in the Decision. The Agencies have amended key aspects of the regulatory text to conform the rule to the Decision. It is too early to determine whether the outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over WOTUS may have a material impact on our business, financial condition, or results of operations.
In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas desulfurization wastewater. AES Indiana Petersburg has installed a dry bottom ash handling system in response to the CCR rule and wastewater treatment systems in response to the NPDES permits in advance of the ELG compliance date. Other U.S. businesses already include dry handling of fly ash and bottom ash and do not generate flue gas desulfurization wastewater. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, EPA published a proposed rule revising the 2020 Reconsideration Rule. The proposed rule would establish new best available technology economically achievable effluent limits for flue gas desulfurization wastewater, bottom ash treatment water, and combustion residual leachate. It is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.
Capital Resources and Liquidity
Overview
As of September 30, 2023, the Company had unrestricted cash and cash equivalents of $1.8 billion, of which $51 million was held at the Parent Company and qualified holding companies. The Company had $538 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $570 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $21.6 billion and $5.6 billion, respectively. Of the $3.1 billion of our current non-recourse debt, $2.7 billion was presented as such because it is due in the next twelve months and $332 million relates to debt considered in default. Defaults at AES Puerto Rico are covenant and payment defaults, for which forbearance and standstill agreements have been signed. See Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—Puerto Rico for additional detail. All other defaults are not payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. As of September 30, 2023, the Company also had $775 million outstanding related to supplier financing arrangements, which are classified as Accrued and other

62 | The AES Corporation | September 30, 2023 Form 10-Q
liabilities.
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $700 million in recourse debt which matures within the next twelve months, as well as amounts due under supplier financing arrangements, of which $607 million has a Parent Company guarantee. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to $700 million in senior unsecured term loans. Additionally, commercial paper issuances are short term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company’s $27.5 billion of total gross debt outstanding as of September 30, 2023, approximately $7.2 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $2.3 billion of our floating rate non-recourse exposure as variable rate instruments act as a natural hedge against inflation in Brazil.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of September 30, 2023, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $2.4 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of September 30, 2023, we had $248 million in letters of credit under bilateral agreements, $136 million in letters of credit outstanding provided under our unsecured credit facilities, and $39 million in letters of credit outstanding provided under our revolving credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended September 30, 2023, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.

63 | The AES Corporation | September 30, 2023 Form 10-Q
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
Long-Term Receivables
As of September 30, 2023, the Company had approximately $118 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2024, or one year from the latest balance sheet date. Noncurrent receivables in the U.S. pertain to the sale of the Redondo Beach land. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operation—Key Trends and Uncertainties—Macroeconomic and Political—Chile included in our 2022 Form 10-K for further information.
As of September 30, 2023, the Company had approximately $1.1 billion of loans receivable primarily related to a facility constructed under a build, operate, and transfer contract in Vietnam. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. As of September 30, 2023, $105 million of the loan receivable balance was classified as Other current assets and $990 million was classified as Loan receivable on the Condensed Consolidated Balance Sheets. See Note 13—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the nine months ended September 30, 2023 were debt financings, cash flows from operating activities, purchases under supplier financing arrangements, and sales of short-term investments. The primary uses of cash in the nine months ended September 30, 2023 were repayments of debt, capital expenditures, repayments of obligations under supplier financing arrangements, and purchases of short-term investments.
The primary sources of cash for the Company in the nine months ended September 30, 2022 were debt financings, cash flows from operating activities, and sales of short-term investments. The primary uses of cash in the nine months ended September 30, 2022 were repayments of debt, capital expenditures, purchases of short-term investments, acquisitions of noncontrolling interests, and purchases of emissions allowances.

64 | The AES Corporation | September 30, 2023 Form 10-Q
A summary of cash-based activities are as follows (in millions):

	Nine Months Ended September 30,
Cash Sources:	2023	2022
Borrowings under the revolving credit facilities and commercial paper program	$33,981	$4,214
Net cash provided by operating activities	2,309	1,649
Issuance of non-recourse debt	1,784	3,554
Issuance of recourse debt	1,400	200
Purchases under supplier financing arrangements	1,307	299
Sale of short-term investments	1,002	654
Sales to noncontrolling interests	371	336
Contributions from noncontrolling interests	63	122
Other	101	132
Total Cash Sources	$42,318	$11,160

Cash Uses:
Repayments under the revolving credit facilities and commercial paper program	$(32,168)	$(2,782)
Capital expenditures	(5,295)	(2,711)
Repayments of non-recourse debt	(1,262)	(1,772)
Repayments of obligations under supplier financing arrangements	(1,099)	(234)
Purchase of short-term investments	(764)	(1,091)
Dividends paid on AES common stock	(333)	(316)
Acquisitions of business interests, net of cash and restricted cash acquired	(311)	(114)
Distributions to noncontrolling interests	(173)	(129)
Purchase of emissions allowances	(161)	(415)
Contributions and loans to equity affiliates	(147)	(202)
Acquisitions of noncontrolling interests	(12)	(541)
Other	(345)	(303)
Total Cash Uses	$(42,070)	$(10,610)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$248	$550
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative nine month period (in millions):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2023	2022	$ Change
Operating activities	$2,309	$1,649	$660
Investing activities	(5,673)	(3,825)	(1,848)
Financing activities	3,740	2,863	877
Operating Activities
Net cash provided by operating activities increased $660 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
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

65 | The AES Corporation | September 30, 2023 Form 10-Q
•Adjusted net income decreased $106 million primarily due to lower margins at our Energy Infrastructure SBU and an increase in interest expense; partially offset by higher margins at our Utilities and Renewables SBUs and an increase in interest income.
•Working capital requirements decreased $766 million, primarily due to a decrease in accounts receivable resulting from higher collections, decreases in inventory and accounts payable due to lower inventory purchases at lower prices, and a decrease in derivative assets; partially offset by the receivables under the Warrior Run PPA termination agreement and an increase in lease incentives.
Investing Activities
Net cash used in investing activities increased $1.8 billion for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
Investing Cash Flows
(in millions)
•Acquisitions of business interests increased $197 million, primarily due to the acquisitions of Bellefield and Bolero Solar Park at AES Clean Energy Development and AES Andes, respectively, partially offset by the prior year acquisition of Agua Clara in the Dominican Republic.
•Cash used for short-term investing activities decreased $675 million, primarily as a result of higher short-term investment sales in 2023 to fund the capital expenditures of our renewable projects.
•Purchases of emissions allowances decreased $254 million, primarily in Bulgaria as a result of lower CO2 purchases due to lower production.
•Capital expenditures increased $2.6 billion, discussed further below.
Capital Expenditures
(in millions)

66 | The AES Corporation | September 30, 2023 Form 10-Q
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
•Growth expenditures increased $2.3 billion, primarily driven by an increase in U.S. renewable projects.
•Maintenance expenditures increased $247 million, primarily due to higher transmission and distribution and renewable project investments at our Utilities SBU and increased expenditures for hydro and wind plants at our Renewables SBU.
•Environmental expenditures increased $1 million, with no material drivers.
Financing Activities
Net cash provided by financing activities increased $877 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
Financing Cash Flows
(in millions)
See Notes 7—Debt and 11—Equity in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt and equity transactions.
•The $1.2 billion impact from recourse debt is primarily due to the issuance of senior notes due in 2028 by the Parent Company, and the issuance of a bridge loan, fully guaranteed by the Parent Company, at AES Clean Energy.
•The $840 million impact from non-recourse revolvers is primarily due to an increase in borrowings at our Renewables SBU to fund capital expenditures of renewable projects.
•The $529 million impact from acquisitions of noncontrolling interests is mainly due to the acquisition of an additional 32% ownership interest in AES Andes in 2022.
•The $143 million impact from supplier financing arrangements is primarily due to higher net borrowings at the Renewables SBU, partially offset by higher net repayments at the Energy Infrastructure SBU.
•The $1.3 billion impact from non-recourse debt transactions is mainly due to higher net repayments at Corporate and lower net borrowings at the Energy Infrastructure SBU.
•The $459 million impact from the Parent Company revolver and commercial paper program is primarily due to higher net repayments in the current period.
Parent Company Liquidity
The following discussion is included as a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity, as outlined below, is a non-GAAP measure and should not be construed as an alternative to Cash and cash equivalents, which is determined in accordance with GAAP. Parent Company Liquidity may differ from similarly titled measures used by other companies. The principal sources of liquidity at the Parent Company level are dividends and other distributions from our subsidiaries, including refinancing proceeds; proceeds from debt and equity financings at the Parent Company level, including availability under our revolving credit facility and commercial paper program; and proceeds from asset sales. Cash requirements at the Parent Company level are primarily to

67 | The AES Corporation | September 30, 2023 Form 10-Q
fund interest and principal repayments of debt, construction commitments, other equity commitments, acquisitions, taxes, Parent Company overhead and development costs, and dividends on common stock.
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

	September 30, 2023	December 31, 2022
Consolidated cash and cash equivalents	$1,765	$1,374
Less: Cash and cash equivalents at subsidiaries	(1,714)	(1,350)
Parent Company and qualified holding companies’ cash and cash equivalents	51	24
Commitments under the Parent Company credit facility	1,500	1,500
Less: Letters of credit under the credit facility	(39)	(34)
Less: Borrowings under the credit facility	—	(325)
Less: Borrowings under the commercial paper program	(604)	—
Borrowings available under the Parent Company credit facility	857	1,141
Total Parent Company Liquidity	$908	$1,165
The Company utilizes its Parent Company credit facility and commercial paper program for short term cash needs to bridge the timing of distributions from its subsidiaries throughout the year.
The Parent Company paid dividends of $0.1659 per outstanding share to its common stockholders during the first, second, and third quarters of 2023 for dividends declared in December 2022, February 2023, and July 2023, respectively. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $5.6 billion and $3.9 billion as of September 30, 2023 and December 31, 2022, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2022 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our revolving credit facility and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of September 30, 2023, we were in compliance with these covenants at the Parent Company level.
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

68 | The AES Corporation | September 30, 2023 Form 10-Q
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $3.1 billion. The portion of current debt related to such defaults was $332 million at September 30, 2023, all of which was non-recourse debt related to four subsidiaries — AES Mexico Generation Holdings, AES Puerto Rico, AES Ilumina, and AES Jordan Solar. Defaults at AES Puerto Rico are covenant and payment defaults, for which forbearance and standstill agreements have been signed. All other defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of September 30, 2023, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of September 30, 2023, none of the defaults listed above, individually or in the aggregate, results in or is at risk of triggering a cross-default under the recourse debt of the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2022 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2023.
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

69 | The AES Corporation | September 30, 2023 Form 10-Q
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
AES businesses will see changes in variable margin performance as global commodity prices shift. As of September 30, 2023, we project pre-tax earnings exposure on a 10% (uncorrelated) increase in commodity prices to be less than a $5 million loss for power, gas and coal and a less than $5 million gain for oil for the remainder of the year. Our estimates exclude correlation effects, including those due to renewable resource availability. For example, a decline in oil or natural gas prices can be accompanied by a decline in power price if commodity prices are correlated. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the Energy Infrastructure SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. In California, our Southland once-through cooling generation units (“Legacy Assets”) in Long Beach and Huntington Beach have been extended to operate through 2026 under capacity contracts with the State as part of the Strategic Reserve program. The Office of Administrative Law (OAL) is expected to confirm approval by the end of November. Our facility in Redondo Beach has been approved to retire at the end of 2023. Our ability to operate the Long Beach facility at full capacity through 2026 remains subject to approved Time Schedule Order coverage, which is expected in late November 2023. Our Southland combined cycle gas turbine (Southland Energy) units benefit from higher power and lower gas prices, depending on the contracted or hedge position.
The AES Andes business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. A significant portion of our PPAs through 2024 include mechanisms of indexation that adjust the price of energy based on fluctuations in the price of coal, with an index defined by the National Energy Commission based on the physical coal imports for the energy system. This mechanism mitigates exposures to changes in the price of fuel. In the Dominican Republic, we own natural gas plants contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices through 2024.

70 | The AES Corporation | September 30, 2023 Form 10-Q
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
In the Renewables SBU, our businesses have commodity exposure on unhedged volumes and resource volatility and benefit from higher power prices, where generation exceeds contracted levels. In Colombia, we operate under a shorter-term sales strategy with spot market exposure for uncontracted volumes. Because we own hydroelectric assets there, contracts are not indexed to fuel. In Brazil, the majority of the hydroelectric and other renewable generating facility volumes are covered by contract sales. Under normal hydrological volatility, spot price risk is mitigated through a regulated sharing mechanism across all hydroelectric generators in the country. Under drier conditions, the sharing mechanism may not be sufficient to cover the business' contract position, and therefore it may have to purchase power at spot prices driven by the cost of thermal generation. Our Renewables businesses in Panama are highly contracted under financial and load-following PPA type structures, exposing the business to hydrology-based variance. To the extent hydrological inflows are greater than or less than the contract volumes, the business will be sensitive to changes in spot power prices which may be driven by oil and natural gas prices in some time periods.
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
AES has unhedged forward-looking earnings foreign exchange deterioration risk from the Argentina peso that could be material. Additionally, as of September 30, 2023, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries in the Euro may be exposed to exchange rate movement of less than a $5 million loss. Sensitivities are produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2023 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains or losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency in convertibility.
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

71 | The AES Corporation | September 30, 2023 Form 10-Q
As of September 30, 2023, the portfolio’s pre-tax earnings exposure to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be approximately $15 million on interest expense for the debt denominated in these currencies. These amounts represent year to go exposure and do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2023, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

72 | The AES Corporation | September 30, 2023 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of September 30, 2023. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a governmental authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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
In September 2015, AES Southland Development, LLC and AES Redondo Beach, LLC filed a lawsuit against the California Coastal Commission (the “CCC”) over the CCC's determination that the site of AES Redondo Beach included approximately 5.93 acres of CCC-jurisdictional wetlands. The CCC has asserted that AES Redondo Beach has improperly installed and operated water pumps affecting the alleged wetlands in violation of the California Coastal Act and Redondo Beach Local Coastal Program (“LCP”). Potential outcomes of the CCC determination could include an order requiring AES Redondo Beach to perform a restoration and/or pay fines or penalties. AES Redondo Beach believes that it has meritorious arguments concerning the underlying CCC determination, but there can be no assurances that it will be successful. On March 27, 2020, AES Redondo Beach, LLC sold the site to an unaffiliated third-party purchaser that assumed the obligations contained within these proceedings. On May 26, 2020, CCC staff sent AES a NOV directing AES to submit a Coastal Development Permit (“CDP”) application for the

73 | The AES Corporation | September 30, 2023 Form 10-Q
removal of the water pumps within the alleged wetlands. AES has submitted the CDP to the permitting authority, the City of Redondo Beach (“the City”), with respect to AES’ plans to disable or remove the pumps. The NOV also directed AES to submit technical analysis regarding additional water pumps located within onsite electrical vaults and a CDP application for their continued operation. AES has responded to the CCC, providing the requested analysis and seeking further discussion with the agency regarding the CDP. On October 14, 2020, the City deemed the CDP application to be complete and indicated a public hearing will be required, at which time AES must present additional information and analysis on the pumps within the alleged wetlands and the onsite electrical vaults. AES will vigorously defend its interests with regard to the NOV, but we cannot predict the outcome of the matter at this time. However, settlements and litigated outcomes of Coastal Act and LCP claims alleged against other companies have required them to pay significant civil penalties and undertake remedial measures.
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
In October 2019, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the environmental permit of the Ventanas Complex, initiating a sanctioning process through Exempt Resolution N° 1 / ROL D-129-2019. The alleged charges include exceeding generation limits, failing to reduce emissions during episodes of poor air quality, exceeding limits on discharges to the sea, and exceeding noise limits. AES Andes has submitted a proposed “Compliance Program” to the SMA for the Ventanas Complex. The latest version of this Compliance Program was submitted on May 26, 2021. On December 30, 2021, the Compliance Program was approved by the SMA. However an ex officio action was brought by the SMA due to alleged exceedances of generation limits, which would require the Company to reduce SO2, NOx and PM emissions in order to achieve the emissions offset established in the Compliance Program. On January 6, 2022, AES Andes filed a reposition with the SMA seeking modification of the means for compliance with the ex officio action. On January 17, 2023, the SMA approved street paving measures, or alternatively a program providing heaters for community members, as the means to satisfy the air emissions offsets in the approved Compliance Plan. The cost of proposed Compliance Program is approximately $10.8 million USD. On April 21, 2023, the SMA

74 | The AES Corporation | September 30, 2023 Form 10-Q
notified AES Andes of a resolution alleging an additional “serious” non-compliance of the Ventanas Complex failing to reduce emissions during episodes of poor air quality. On May 24, 2023, AES Andes submitted disclaimers to the SMA in response to this resolution. AES Andes plans to vigorously defend itself through the administrative process, but there are no guarantees that it will be successful. Fines are possible if AES Andes is unsuccessful in its defense of the April 2023 resolution and/or if the SMA determines there is an unsatisfactory execution of the Compliance Program approved in connection with the October 2019 sanctioning process.
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE made allegations that AES Mérida III was in breach of its obligations under a power and capacity purchase agreement (“Contract”) between the two parties, which allegations related to CFE’s own failure to provide fuel within the specifications of the Contract. CFE sought to recover approximately $200 million in payments made to AES Mérida under the Contract as well as approximately $480 million in alleged damages for having to acquire power from alternative sources in the Yucatan Peninsula. AES Mérida filed an answer denying liability to CFE and asserted a counterclaim for damages due to CFE’s breach of its obligations. The parties submitted their respective initial briefs and supporting evidence in December 2020. After additional briefing, the evidentiary hearing took place in November 2021. Closing arguments were heard in May 2022. In November 2022, the arbitration Tribunal issued its decision in the case, rejecting CFE’s claims for damages and granting AES Mérida a net amount of damages on AES Mérida’s counterclaims (“Award”). There are ongoing proceedings in the Mexican courts concerning AES Mérida’s attempt to enforce the Award and CFE’s attempt to challenge the Award. AES Mérida believes that it has meritorious defenses and claims and will assert them vigorously in this dispute; however, there can be no assurances that it will be successful in its efforts.
On May 12, 2021, the Mexican Federal Attorney for Environmental Protection (the “Authority”) initiated an environmental audit at the TEP thermal generating facility. On January 20, 2023 TEP was notified of the resolution issued by the Authority, which alleges breaches of air emission regulations, including the failure to submit reports. The resolution imposes a fine of $27,615,140 pesos (approximately USD $1.6 million). On March 3, 2023, the facility filed a nullity judgment to challenge such resolution, which has been admitted by the local judge with an injunction granted against execution of the proposed fine during the course of the underlying proceedings. However, the local tax authority rejected receiving the bond that is required to guarantee the injunction, and as a result, TEP filed a complaint on September 18, 2023 seeking to compel the tax authority to accept the bond and recognize the validity of the injunction. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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

75 | The AES Corporation | September 30, 2023 Form 10-Q
Environmental Court rejected the third-party judicial action against the Compliance Program. The deadline to appeal the decision has passed and no appeals were submitted. If the SMA determines there is an unsatisfactory execution of the compliance program, fines are possible.
In June 2020, the Energy Regulatory Commission of Mexico passed resolution RES/894/2020 that may increase the wheeling tariffs that are paid by TEG and TEP to CFE. The increase is currently estimated to be over $130 million for the relevant period (July 2020 through March 2024). In October 2022, TEG and TEP initiated a challenge of the constitutionality of the resolution. If that challenge is unsuccessful, TEG and TEP will seek to enforce their respective contractual rights to pass-through the tariff increases to their respective offtakers.
On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged charges relating to the Alto Maipo facility, all which are categorized by the SMA as “serious.” The alleged charges include untimely completion of intake works and insufficient capture by the provisional works, irrigation water outlet and canal contemplated by an agreement with local communities; non-compliance with the details of the forest management plans and intervention in unauthorized areas; construction of a road in a restricted paleontological area; and unlawful moving of fauna. On February 16, 2023, the Alto Maipo project submitted a compliance program, to which the SMA provided observations. On June 6, 2023, Alto Maipo responded to the SMA’s observations by submitting a revised compliance program, which is currently under consideration by the SMA. In late June and early July 2023, third-party opponents submitted observations to the compliance program, claiming that the proposal to address the intake works charges is inadequate. Alto Maipo completed its submission of responses to these third-party observations in August 2023, and subsequently, new, additional observations were submitted by opponents to the project. The costs of any such compliance program are uncertain. If a compliance program is not approved by or executed to the satisfaction of the SMA, fines, revocation of the facility’s RCA environmental permit approved by the SMA, or closure are possible outcomes for such alleged serious violations under applicable regulations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board has authorized the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. There can be no assurances as to the amount, timing, or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. As of September 30, 2023, $264 million remained available for repurchase under the Program. No repurchases were made by The AES Corporation of its common stock during the third quarter of 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2023.

76 | The AES Corporation | September 30, 2023 Form 10-Q
ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

77 | The AES Corporation | September 30, 2023 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	November 2, 2023	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)