Form 10-K
period 2023-12-31
AES CORP
filed 2024-02-26
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing sale price of $20.73 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $13.88 billion.
The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, on February 22, 2024 was 710,287,083.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement for its 2024 annual meeting of stockholders are incorporated by reference in Parts II and III

The AES Corporation Fiscal Year 2023 Form 10-K

1 | 2023 Annual Report

Glossary of Terms
The following is a list of frequently used terms and abbreviations that appear in the text of this report and have the definitions indicated below:

ACED	AES Clean Energy Development, LLC
Adjusted EBITDA	Adjusted earnings before interest income and expense, taxes, depreciation and amortization, a non-GAAP measure of operating performance
Adjusted EBITDA with Tax Attributes	Adjusted earnings before interest income and expense, taxes, depreciation and amortization, adding back the pre-tax effect of Production Tax Credits, Investment Tax Credits and depreciation tax expense allocated to tax equity investors, a non-GAAP measure
Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Brasil	AES Brasil Operações S.A., formerly branded as AES Tietê
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AIMCo	Alberta Investment Management Corporation
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
BACT	Best Available Control Technology
BESS	Battery energy storage system
BOT	Build, Operate and Transfer
CAA	U.S. Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCEE	Brazilian Chamber of Electric Energy Commercialization
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites
CDPQ	La Caisse de dépôt et placement du Quebéc
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFE	Federal Electricity Commission in Mexico
CFO	Chief Financial Officer
CO2	Carbon Dioxide
COD	Commercial Operation Date
CPI	U.S. Consumer Price Index
CSAPR	U.S. Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DG Comp	Directorate-General for Competition of the European Commission
DOJ	U.S. Department of Justice
DPL	DPL Inc.
DPP	Dominican Power Partners
EBITDA	Earnings before interest income and expense, taxes, depreciation and amortization, a non-GAAP measure of operating performance
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERCOT	Electric Reliability Council of Texas
ESP	Electric Security Plan
EU	European Union
EURIBOR	Euro Inter Bank Offered Rate
EVN	Electricity of Vietnam
FERC	U.S. Federal Energy Regulatory Commission
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens AG (Nasdaq: FLNC)
FONINVEMEM	Fund for the Investment Needed to Increase the Supply of Electricity in the Wholesale Market in Argentina

2 | 2023 Annual Report

FPA	U.S. Federal Power Act
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GSF	Generation Scaling Factor
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation Book Value
IPALCO	IPALCO Enterprises, Inc.
IPP	Independent Power Producers
ISO	Independent System Operator
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LIBOR	London Inter Bank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MRE	Energy Reallocation Mechanism
MW	Megawatts
MWh	Megawatt Hours
NAAQS	U.S. National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NERC	North American Electric Reliability Corporation
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Dioxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
O&M	Operations and Maintenance
ONS	National System Operator in Brazil
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
OVEC	Ohio Valley Electric Corporation, an electric generating company in which AES Ohio has a 4.9% interest
Parent Company	The AES Corporation
PCU	Performance Cash Units
Pet Coke	Petroleum Coke
PJM	PJM Interconnection, LLC
PM	Particulate Matter
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PSU	Performance Stock Unit
PUCO	The Public Utilities Commission of Ohio
PURPA	U.S. Public Utility Regulatory Policies Act
QF	Qualifying Facility
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SADI	Argentine Interconnected System
SBU	Strategic Business Unit
SEC	U.S. Securities and Exchange Commission
SEN	Sistema Electrico Nacional in Chile
SIN	National Interconnected System in Colombia
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SWRCB	California State Water Resources Board
TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VAT	Value Added Tax
VIE	Variable Interest Entity
Vinacomin	Vietnam National Coal-Mineral Industries Holding Corporation Ltd.

3 | 2023 Annual Report

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
Forward-looking statements involve a number of risks and uncertainties, and there are factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Some of those factors (in addition to others described elsewhere in this report and in subsequent securities filings) include:
•the economic climate, particularly the state of the economy in the areas in which we operate, which impacts demand for electricity in many of our key markets, including the fact that the global economy faces considerable uncertainty for the foreseeable future, which further increases many of the risks discussed in this Form 10-K;
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
•pandemics, or the future outbreak of any other highly infectious or contagious disease;
•the performance of our contracts by our contract counterparties, including suppliers or customers;
•severe weather and natural disasters;

4 | 2023 Annual Report

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

5 | 2023 Annual Report

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

34,596 Gross MW in Operation*

Generation Capacity Under Construction **5,116MW**

VALUES

- Safety first
- Highest standards
- All together

FUEL TYPE
Renewables 53%
Gas 27%
Oil/Diesel/Pet Coke 2%
Coal 18%

$12.7B

TOTAL 2023 REVENUES

$45B

TOTAL ASSETS OWNED & MANAGED

AES IS ENERGIZED BY A GLOBAL WORKFORCE OF APPROXIMATELY

9,600 PEOPLE

6 UTILITY COMPANIES

AES Serves **2.6M** UTILITY CUSTOMERS

*24,047 proportional MW (gross MW multiplied by AES' equity ownership percentage)

Our Strategy
AES remains an industry leader in developing and operating the innovative solutions that enable the transition to zero and low-carbon sources of energy. We continue to see an enormous opportunity from the once-in-a-lifetime transformation of the electricity sector driven by decarbonization, electrification, and digitalization.
The focus of our strategy is to partner with large corporations that are transitioning to carbon-free sources of electricity. One example of our successful execution is our collaboration with large technology companies. Specifically, demand from data centers in the U.S. is expected to nearly double in the next three years. Our well-established relationships with these customers, combined with our proven track record of delivering our projects, positions us well to take advantage of this opportunity.
In 2023, we signed long-term contracts for 5.6 GW of renewables, bringing our backlog of projects — those with signed contracts, but which are not yet in operation — to 12.3 GW. Our backlog serves as the core component of future growth. As a result, we have been consistently rated by Bloomberg New Energy Finance as one of the top two largest sellers globally of renewable power to corporate customers, with a focus on large technology/data center providers.
We are a leader in developing green hydrogen. We are partnering with Air Products to develop, build, own, and operate the largest green hydrogen production facility in the United States. We are also participating in two green hydrogen hubs in the United States, which were awarded up to $2.4 billion of grant funding from the U.S. Department of Energy.
With our utilities, we are working with a broad range of stakeholders to transition to lower carbon forms of energy. At AES Indiana, for example, we are working to retire its remaining coal generation by the end of 2025, while adding new renewables and natural gas to the grid.
We are also developing and incubating new technologies that add value today and will drive our business in

6 | 2023 Annual Report

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
2023 Strategic Highlights
•We signed 5.6 GW of renewables and energy storage under long-term PPAs.
•We completed the construction of 3.5 GW.
•Our backlog, which includes projects with signed contracts, but which are not yet operational, is now 12.3 GW, consisting of:
◦5.1 GW under construction; and
◦7.2 GW with signed PPAs, but that are not yet under construction.
•AES Indiana reached a unanimous settlement agreement for its first rate case since 2018, and expects to receive approval from the IURC by the middle of 2024.
•AES Ohio received approval from the PUCO for its Electric Security Plan (ESP4), providing the regulatory foundation necessary to enable future investments.
•We exited or announced the sale or closure of 2.1 GW of coal generation in Vietnam, the U.S., and Chile.
•We signed agreements for three-year extensions of 1.4 GW of gas generation at the Southland legacy units in Southern California. These extensions will help meet the State of California's grid reliability needs while supporting its decarbonization goals.
•Awarded up to $2.4 billion of grant funding by the U.S. Department of Energy for two green hydrogen hubs with AES participation.
•We secured $1.1 billion in asset sale proceeds, to accelerate our portfolio transformation, outpacing our target of $400 to $600 million.
Overview
Generation
We currently own and/or operate a generation portfolio of 34,596 MW, including generation from our integrated utility, AES Indiana. Our generation fleet is diversified by technologies and fuel type. See discussion below under Fuel Costs.
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
Contract Sales — Most of our generation businesses sell electricity under medium- or long-term contracts in either regulated or competitive markets ("contract sales") or under short-term agreements in competitive markets ("short-term sales"). Our medium-term contract sales have terms of two to five years, while our long-term contracts have terms of more than five years.
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
Certain contracts include capacity payments that cover projected fixed costs of the plant, including fixed O&M expenses, debt service, and a return on capital invested. In addition, most of our contracts require that the majority of the capacity payments be denominated in the currency matching our fixed costs. In some U.S. markets, the capacity payment is only for the resource adequacy or reliability benefits from the generating facility, allowing us to separately monetize the electricity produced by the facility through either contract sales or short-term sales.

7 | 2023 Annual Report

Contracts that do not have significant fuel cost or do not contain a capacity payment are structured based on long-term prices and may also include negotiated pass-through costs, allowing us to recover expected fixed and variable costs as well as provide a return on investment.
Many of these contracts are intended to reduce exposure to the volatility of fuel and electricity prices by linking the business's revenues and costs. We generally structure our business to eliminate or reduce foreign exchange risk by matching the currency of revenue and expenses, including fixed costs and debt. Our project debt may consist of both fixed and floating rate debt for which we typically hedge a significant portion of our exposure. Some of our contracted businesses also receive a regulated market-based capacity payment, which is discussed in more detail in the Short-Term Sales section below.
Thus, these contracts, or other related commercial arrangements, significantly mitigate our exposure to changes in electricity and, as applicable, fuel prices, currency fluctuations and changes in interest rates. In addition, these contracts generally provide or account for a recovery of our fixed operating expenses and a return on our investment, as long as we operate the plant to the reliability, availability, and efficiency standards required in the contract or otherwise.
Short-Term Sales — Our generation businesses also sell power and ancillary services under short-term contracts with average terms of less than two years, including spot sales, directly in the short-term market or at regulated prices. The short-term markets are typically administered by a system operator to coordinate dispatch. Short-term markets generally operate on merit order dispatch, where the least expensive generation facilities, based upon variable cost or bid price, are dispatched first and the most expensive facilities are dispatched last. The short-term price is typically set at the marginal cost of energy or bid price (the cost of the last plant required to meet system demand). As a result, the cash flows and earnings associated with these businesses are more sensitive to fluctuations in the market price for electricity. In addition, many of these wholesale markets include markets for ancillary services to support the reliable operation of the transmission system. Across our portfolio, we provide a wide array of ancillary services, including voltage support, frequency regulation and spinning reserves.
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
Plant Reliability and Flexibility — Our contract and short-term sales provide incentives to our generation plants to optimally manage availability, operating efficiency and flexibility. Capacity payments under contract sales are frequently tied to meeting minimum standards. In short-term sales and in certain contract sales, our plants must be reliable and flexible to capture peak market prices and to maximize market-based revenues. In addition, our flexibility allows us to capture ancillary service revenue while meeting local market needs.
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
53% of the capacity of our generation plants are renewables, including hydro, solar, wind, energy storage, biomass and landfill gas, which do not have significant fuel costs.
27% of the capacity of our generation plants are fueled by natural gas. With the exception of our plants in the Dominican Republic and Panama, where we import LNG to utilize in the local market, we use gas from local suppliers in each market.
18% of the capacity of our generation fleet is coal-fired. In the U.S., most of our coal-fired plants are supplied from domestic coal. At our non-U.S. generation plants, and at our plant in Puerto Rico, we source coal from a mix of

8 | 2023 Annual Report

sources from the international market and in the local jurisdictions. To the extent possible, we utilize our global sourcing program to maximize the purchasing power of our fuel procurement.
2% of the capacity of our generation fleet utilizes pet coke or oil for fuel. We source oil and diesel locally at prices linked to international markets. We largely source pet coke from Mexico and the U.S.
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
Fixed-Cost Management — In our businesses with long-term contracts, the majority of the fixed O&M costs are recovered through the capacity payment or were otherwise factored in as a component of the long-term contract price. However, for all generation businesses, managing fixed costs and reducing them over time is a driver of business performance.
Competition — For our businesses with medium- or long-term contracts, there is limited market competition impacting prices during the term of the contract. For short-term sales, plant dispatch and the price of electricity are determined by market competition and local dispatch and reliability rules.
Utilities
Our utility businesses consist of AES Indiana and AES Ohio in the U.S., and four utilities in El Salvador. AES' six utility businesses distribute power to 2.6 million customers and AES' two utilities in the U.S. also include generation capacity totaling 3,500 MW.
AES Indiana, our fully integrated regulated utility, and AES Ohio, our transmission and distribution regulated utility, each operate as the sole distributors of electricity within their respective jurisdictions. AES Indiana owns and operates all of the facilities necessary to generate, transmit and distribute electricity. AES Ohio owns and operates all of the facilities necessary to transmit and distribute electricity. Our distribution business in El Salvador faces limited competition due to significant barriers to enter the market. According to El Salvador's regulation, large regulated customers have the option of becoming unregulated users and requesting service directly from generation or commercialization agents.
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

9 | 2023 Annual Report

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
Development and Construction
We develop and construct new generation facilities. For our utility business, new plants may be built or existing plants retrofitted in response to customer needs or to comply with regulatory developments. The projects are developed subject to regulatory approval that permits recovery of our capital cost and a return on our investment. For our generation businesses, our priority for development is in key growth markets, where we can leverage our global scale and synergies with our existing businesses by adding renewable energy. We make the decision to invest in new projects by evaluating the strategic fit, financial profile, projected returns and risk for the investment and against alternative uses of capital, including corporate debt repayment.
In most cases, we enter into long-term contracts for output from new facilities prior to commencing construction. To limit required equity contributions from The AES Corporation, we also seek non-recourse project debt financing and other sources of capital, including partners, when it is commercially attractive. We typically contract with a third party to manage construction, although our construction management team supervises the construction work and tracks progress against the project's budget, schedule, and the required safety, efficiency and productivity standards.
Segments
The segment reporting structure uses the Company's management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by technology.
We are organized into four technology-oriented SBUs: Renewables (solar, wind, energy storage, and hydro generation facilities); Utilities (AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities); Energy Infrastructure (natural gas, LNG, coal, pet coke, diesel, and oil generation facilities, and our businesses in Chile); and New Energy Technologies (green hydrogen initiatives and investments in Fluence, Uplight, and 5B) — which are led by our SBU Presidents.
We have two lines of business: generation and utilities. Our Renewables, Utilities, and Energy Infrastructure SBUs participate in our first business line, generation, in which we own and/or operate power plants to generate and sell power to customers, such as utilities, industrial users, and other intermediaries. Our Utilities SBU participates in our second business line, utilities, in which we own and/or operate utilities to generate or purchase, distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial and governmental sectors within a defined service area. In certain circumstances, our utilities also generate and sell electricity on the wholesale market. Our New Energy Technologies SBU includes investments in new and innovative technologies to support leading-edge greener energy solutions.
We measure the operating performance of our SBUs using Adjusted EBITDA, a non-GAAP measure. The Adjusted EBITDA by SBU for the year ended December 31, 2023 is shown below. The percentages for Adjusted EBITDA are the contribution by each SBU to the gross metric, i.e., the total Adjusted EBITDA by SBU, before deductions for Corporate. Our New Energy Technologies SBU generated losses for the year ended December 31, 2023. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-K for reconciliation and definitions of Adjusted EBITDA.

10 | 2023 Annual Report

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

11 | 2023 Annual Report

Renewables

Business Overview

99 Generation Facilities

16,211 Gross MW

Key Generation Businesses: **AES Clean Energy, AES Brasil, and Chivor**

Energy Storage 6%
Hydro 35%
Generation Fuel Type
Solar 29%
Wind 30%

Revenue
(In millions)

$2,339
$1,893
$1,562
2023
2022
2021

Operating Margin
(in millions)

$492
$528
$498
2023
2022
2021

Adjusted EBITDA [1]
(in millions)

$645
$605
$545
2023
2022
2021

Key events in 2023

- Completed construction of 2.9 GW of new renewables
- Signed long-term PPAs for 4.9 GW of new renewables

Strategic outlook

- Total backlog of 7.9 GW of renewables under signed long-term PPAs

Under construction

24 Plants

3,366 MW

Energy Storage 31%
Solar 58%
Fuel Type
Wind 11%

Contracted renewable backlog

4,577 MW

Signed PPAs not yet under construction

Hydro 1%
Energy Storage 15%
Solar 46%
Renewable Type
Wind 38%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
Renewables

12 | 2023 Annual Report

Our Renewables SBU is the highest growth segment for AES, adding 4.9 GW to our contracted backlog during 2023, including 1.2 GW with large technology companies.
Specifically, demand from data centers in the U.S. is expected to nearly double in the next three years as generative artificial intelligence use-cases expand. Our well-established relationships with these customers, combined with our proven track record of delivering our projects, positions us well to take advantage of this opportunity.
The Renewables SBU has generation facilities in ten countries — the United States, Brazil, Argentina, Colombia, Mexico, Panama, Bulgaria, the Dominican Republic, Jordan, and the Netherlands.
Generation — Total operating installed capacity of the Renewables SBU is 16,211 MW. The following table lists our Renewables SBU generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
AES Brasil Operacoes (AES Tietê) (1)	Brazil	Hydro	2,658	47%	1999	2032	Various
Alicura (9)	Argentina	Hydro	1,050	100%	2000
Chivor	Colombia	Hydro	1,000	99%	2000	2024-2039	Various
OpCo A (2)	US-Various	Solar	967	26%	2017-2019	2028-2046	Various
		Wind	140
New York Wind (OpCo D) (3)	US-NY	Wind	612	75%	2021		NYISO
AES Renewable Holdings (3)	US-Various	Solar	414	100%	2015-2023	2029-2042	Utility, Municipality, Education, Non-Profit
		Energy Storage	90
Spotsylvania Solar Energy Center (OpCo B) (2)	US-VA	Solar	485	26%	2020-2021	2035	Apple, Akami, Etsy, Microsoft
Ventos do Araripe, Caetes & Cassino (Cubico II)	Brazil	Wind	456	47%	2022	2034-2035	Various, CCEE
Alto Sertão II	Brazil	Wind	386	36%	2017	2033-2035	Various, CCEE
Cajuina 1	Brazil	Wind	314	36%-47%	2023	2035-2043	Various
Mesa La Paz (2)	Mexico	Wind	306	50%	2019	2045	Fuentes de Energia Peñoles
McFarland A (4)	US-AZ	Solar	200	75%	2023	2038	BP
		Energy Storage	100
Cajuina 2	Brazil	Wind	296	36%-47%	2023	2044	Various
OpCo B (2)	US-Various	Solar	260	26%	2019	2039-2044	Various
Bayano	Panama	Hydro	260	49%	1999	2030	ENSA, Edemet, Edechi, Other
Chevelon Butte (OpCo D) (3)	US-AZ	Wind	238	75%	2023	2043	APS
Buffalo Gap II (3)	US-TX	Wind	233	100%	2007
Baldy Mesa (4)	US-CA	Solar	150	75%	2023	2043	Amazon
		Energy Storage	75
Changuinola	Panama	Hydro	223	90%	2011	2030	AES Panama
Great Cove 1&2 (4)	US-PA	Solar	220	75%	2023	2043	University of Pennsylvania
Raceway 1	US-CA	Solar	125	50%	2023	2043	Microsoft
		Energy Storage	80
Prevailing Winds (OpCo B) (2)	US-SD	Wind	200	26%	2020	2050	Prevailing Winds
Oak Ridge (4)	US-LA	Solar	200	75%	2023	2043	Amazon
Ventus	Brazil	Wind	187	36%	2020	2034	CCEE
Skipjack (OpCo D) (3)(4)	US-VA	Solar	175	75%	2022	2036	Exelon Generation Company
Buffalo Gap III (3)	US-TX	Wind	170	100%	2008
Tucano Phase 2	Brazil	Wind	161	47%	2023	2036	Anglo American
Mandacaru and Salinas	Brazil	Wind	159	47%	2021	2033-2034	CCEE
St. Nikola	Bulgaria	Wind	156	89%	2010	2025	Electricity Security Fund
Tucano Phase 1	Brazil	Wind	155	24%	2022-2023	2042	Unipar
Guaimbê	Brazil	Solar	150	36%	2018	2037	CCEE

13 | 2023 Annual Report

Lancaster Area Battery (LAB) (3)(4)	US-CA	Energy Storage	127	75%	2022	2037	PG&E
Buffalo Gap I (3)	US-TX	Wind	121	100%	2006
Chiriqui-Esti	Panama	Hydro	120	49%	2003	2030	ENSA, Edemet, Edechi, Other
Cavalier (4)	US-VA	Solar	116	75%	2023	2043	Dominion Energy
Delta (4)	US-MS	Wind	104	75%	2023	2043	Amazon
Cabra Corral	Argentina	Hydro	102	100%	1995		Various
Southland Energy—Alamitos Energy Center (5)	US-CA	Energy Storage	100	50%	2021	2041	Southern California Edison
East Line Solar (OpCo B) (2)	US-AZ	Solar	100	26%	2020	2045	Salt River Project
Central Line (OpCo B) (2)	US-AZ	Solar	100	26%	2022	2039	Salt River Project Agricultural Improvement & Power District
West Line (OpCo B) (2)	US-AZ	Solar	100	26%	2022	2047	Salt River Project Agricultural Improvement & Power District
Luna (3)	US-CA	Energy Storage	100	75%	2022	2037	Clean Power Alliance of Southern California
Vientos Bonaerenses	Argentina	Wind	100	100%	2020	2024-2040	Various
Vientos Neuquinos	Argentina	Wind	100	100%	2020	2024-2040	Various
Laurel Mountain Repowering (OpCo D) (4)	US-WV	Wind	99	75%	2022	2037	AES Solutions Management, LLC
McFarland B (4)	US-AZ	Solar	60	75%	2023	2043	Amazon
		Energy Storage	30
Estrella	US-CA	Solar	56	50%	2023	2038	Southern California Edison
		Energy Storage	28
Platteview (4)	US-NE	Solar	81	75%	2023	2043	Omaha Public Power District
Clover Creek (OpCo B) (2)	US-UT	Solar	80	50%	2021	2046	UMPA
Westwing 1 (4)	US-AZ	Energy Storage	77	75%	2023	2043	APS
AGV Solar	Brazil	Solar	76	36%	2019	2040	Various, CCEE
OpCo C (3)	US-Various	Solar	73	50%	2021-2022	2041-2042	Various
Boa Hora	Brazil	Solar	69	47%	2019	2038	CCEE
Mountain View Repowering (OpCo D) (3)(4)	US-CA	Wind	67	75%	2022	2042	Southern California Edison
San Fernando	Colombia	Solar	61	99%	2021	2036	Ecopetrol
Big Island Waikoloa (OpCo E) (3)(6)	US-HI	Solar	30	100%	2022-2023	2047	HECO
		Energy Storage	30
Penonome I	Panama	Wind	55	49%	2020	2030	ENSA, Edemet, Edechi
Chiriqui-Los Valles	Panama	Hydro	54	49%	1999	2030	ENSA, Edemet, Edechi, Other
Bayasol	Dominican Republic	Solar	50	65%	2021	2036	Ede Sur
Agua Clara	Dominican Republic	Wind	50	65%	2022	2039	Ede Norte
Santanasol	Dominican Republic	Solar	50	65%	2022	2038	Ede Sur
Mountain View IV (OpCo E) (6)	US-CA	Wind	49	100%	2012	2032	Southern California Edison
Chiriqui-La Estrella	Panama	Hydro	48	49%	1999	2030	ENSA, Edemet, Edechi, Other
AM Solar (7)	Jordan	Solar	48	36%	2019	2039	National Electric Power Company
Ullum	Argentina	Hydro	45	100%	1996		Various
Lawa'i (3)(6)	US-HI	Solar	20	100%	2018	2043	Kaua'i Island Utility Cooperative
		Energy Storage	20
OpCo D (2)	US-Various	Solar	38	75%	2022-2023	2042-2043	Various
		Energy Storage	2

14 | 2023 Annual Report

Kuihelni (4)	US-HI	Solar	14.5	100%	2023	2048	HECO
		Energy Storage	14.5
Kekaha (3)(6)	US-HI	Solar	14	100%	2019	2045	Kaua'i Island Utility Cooperative
		Energy Storage	14
Brisas	Colombia	Solar	27	99%	2022	2037	Ecopetrol
West Oahu Solar (6)	US-HI	Solar	12.5	100%	2023	2048	HECO
		Energy Storage	12.5
Na Pua Makani (6)	US-HI	Wind	24	100%	2020	2040	HECO
Ilumina	US-PR	Solar	24	100%	2012	2037	LUMA Energy
Castilla	Colombia	Solar	21	99%	2019	2034	Ecopetrol
Tunjita	Colombia	Hydro	20	99%	2016	2024-2039	Various
Laurel Mountain ES	US-WV	Energy Storage	16	100%	2011
Community Energy (4)	US-Various	Solar	14	75%	2022	2024-2043	Various
Southland Energy—AES Gilbert (Salt River (5) (8)	US-AZ	Energy Storage	10	50%	2019	2039	Salt River Project Agricultural Improvement & Power District
El Tunal	Argentina	Hydro	10	100%	1995		Various
Andres ES	Dominican Republic	Energy Storage	10	65%	2017
Los Mina DPP ES	Dominican Republic	Energy Storage	10	65%	2017
Pesé Solar	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Mayorca Solar	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Cedro	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Caoba	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Netherlands ES	Netherlands	Energy Storage	10	100%	2015
Warrior Run ES	US-MD	Energy Storage	5	100%	2016
5B Costa Norte	Panama	Solar	1	100%	2021	2051	Costa Norte LNG Terminal
			16,211
_____________________________
(1)AES Tietê hydro plants: Água Vermelha (1,396 MW), Bariri (143 MW), Barra Bonita (141 MW), Caconde (80 MW), Euclides da Cunha (109 MW), Ibitinga (132 MW), Limoeiro (32 MW), Mog-Guaçu (7 MW), Nova Avanhandava (347 MW), Promissão (264 MW), Sao Joaquim (3 MW) and Sao Jose (4 MW).
(2)Unconsolidated entity, accounted for as an equity affiliate.
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
(4)Owned by ACED.
(5)On December 1, 2022, Southland Energy sold an additional 14.9% ownership interest in the Southland Energy assets. Following the sale, AES holds 50.1% of Southland Energy's interest and this business continues to be consolidated by AES.
(6)Owned by AES Renewable Holdings.
(7)Announced the sale of 26% of our interest in this business in November 2020.
(8)Facility experienced a fire event in April 2022 which rendered the asset currently inoperable.
(9)Operated by AES under a concession contract granted for a term of 30 years, which was set to expire on August 11, 2023. In accordance with the contract, the concession could be extended with a transitional period up to a maximum of 12 months. The Energy Secretariat has enacted several resolutions since the contractual expiration date extending it until March 18, 2024. Once its term expires, the ownership and possession of the power plant equipment will be transferred by full right to the National State in its capacity as grantor.

15 | 2023 Annual Report

Under construction — The majority of projects under construction have executed long-term PPAs or, as applicable, have been assigned tariffs through a regulatory process. The following table lists our plants under construction in the Renewables SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
High Mesa (1)	US-CO	Solar	10	75%	1H 2024
		Energy Storage	10
Westwing 1 (1)	US-AZ	Energy Storage	3	75%
Delta (1)	US-MS	Wind	81	75%	1H 2024
Chevelon Butte Phase II (1)	US-AZ	Wind	216	75%	1H 2024
Kuihelni (2)	US-HI	Solar	45	100%	1H 2024
		Energy Storage	45
Cajuína 2	Brazil	Wind	74	47%	1H 2024
Tucano Phase 2	Brazil	Wind	6	47%	1H 2024
Mirasol 1&2	Dominican Republic	Solar	100	65%	1H 2024
AES Clean Energy Development	US-Various	Solar	69	75%	1H-2H 2024
		Energy Storage	7
McFarland B (1)	US-AZ	Solar	240	75%	2H 2024
		Energy Storage	120
Cavalier (1)	US-VA	Solar	40	75%	2H 2024
Alamitos 2	US-CA	Energy Storage	82	100%	2H 2024
Cavalier Solar A2 (1)	US-VA	Solar	84	75%	2H 2024
Waiwa Phase 2 (1)	US-HI	Solar	30	75%	2H 2024
		Energy Storage	30
Peravia I	Dominican Republic	Solar	70	65%	2H 2024
Calhoun	US-MI	Solar	125	75%	2H 2024
Mamm Creek	US-CO	Solar	10	75%	2H 2024
		Energy Storage	10
AGV VII	Brazil	Solar	33	47%	2H 2024
Los Santos Solar	Panama	Solar	8	49%	2H 2024
Corotu Solar	Panama	Solar	10	49%	2H 2024
Esti Solar II	Panama	Solar	18	49%	2H 2024
Rexford	US-CA	Solar	300	100%	2H 2024-1H 2025
		Energy Storage	240
Morris Solar	US-MO	Solar	250		1H 2025
Bellefield Phase 1 (1)	US-CA	Solar	500	75%	2H 2025
		Energy Storage	500
			3,366
_____________________________
(1)Owned by ACED.
(2)Owned by AES Renewable Holdings.

AES Clean Energy
Business Description — AES' U.S. renewables portfolio, referred to as AES Clean Energy, is the leading U.S. renewables growth platform in serving large corporations with its 51 GW development pipeline. AES Clean Energy aims to solve customers' energy challenges by offering an expanded portfolio of innovative solutions based on cutting-edge technologies that are designed to accelerate customers' transitions to carbon-free energy. The generation capacity of the systems owned and/or operated under AES Clean Energy is 6,964 MW across the U.S., with another 3,121 MW under construction, including 1,725 MW of solar, 297 MW of wind, and 1,099 MW of energy storage. AES Clean Energy has a 6.1 GW backlog of projects, the majority of which are expected to come online through 2025. The adoption of the Inflation Reduction Act ("IRA") in 2022 and the expansion of data center needs related to the growing use of generative artificial intelligence are expected to be a significant accelerant to the growth of the U.S. renewables market and AES seeks to capture a significant portion of this market expansion.
AES Clean Energy comprises AES Renewable Holdings, sPower, ACED, and other renewable assets, as part

16 | 2023 Annual Report

of its broader investments in the U.S. ACED was formed on February 1, 2021, as specifically identified projects in the sPower and AES Renewable Holdings development platforms were merged. ACED serves as the development vehicle for all future renewables projects in the U.S. Following the merger, ACED expanded through the acquisitions of the Valcour Intermediate Holdings wind platform and Community Energy, a U.S. solar developer, as well as the acquisition of a small wind team and multiple development projects, most notably Bellefield in 2023. AES Clean Energy has also grown organically at a rapid pace and now has more than 1,300 employees, in contrast to less than 500 employees at the time of its formation in 2021 as it has expanded its capabilities and geographic reach to better serve the needs of the growing U.S. market. During the same time period, the development pipeline has also more than doubled.
In line with AES' strategy of using partnerships to promote the effective deployment of capital, in February 2023, the Company sold 49% of its indirect interest in a 1.3 GW portfolio of sPower's operating assets ("OpCo B") that includes 17 solar projects and one wind project, located across six states, to Hannon Armstrong Sustainable Infrastructure Capital, Inc. ("HASI"). Further, in December 2023, AES Renewable Holdings issued preferred shares in a portfolio of approximately 605 MW across 200 solar and solar plus storage assets ("OpCo 1") operating across eleven states to HASI.
Key Financial Drivers — The financial results of AES Clean Energy are primarily driven by the efficient construction and operation of renewable energy facilities across the U.S. under long-term PPAs, through which the energy price on the entire production of these facilities is determined. Tax credits associated with the development of U.S. renewables projects can be substantial and have increased with the adoption of the IRA. In 2023, AES recognized $611 million of pre-tax contribution related to the monetization of tax attributes to tax equity investors and transferability tax credit buyers relating to U.S. renewables projects,$18 million of which relates to a solar project owned by our utility at AES Indiana. The financial results of U.S. renewable assets are primarily driven by the amount of wind or solar resource at the facilities, availability of facilities, growth in projects, and by tax credit recognition once placed in service.
A majority of solar projects under AES Clean Energy have been financed with tax equity structures. Under these tax equity structures, the tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. Based on certain liquidation provisions of the tax equity structures, this could result in variability to earnings attributable to AES compared to the earnings reported at the facilities. In 2023, AES Clean Energy largely generated investment tax credits ("ITCs") from its renewable assets. We expect that the extension of the current ITCs and production tax credits ("PTCs"), as well as higher credits available for projects that satisfy wage and apprenticeship requirements under the IRA, will increase demand for our renewable products. Also in 2023, AES Clean Energy monetized tax credits under the transferability provisions of the IRA for the first time. These tax credit sales reduce our tax rate under U.S. GAAP.
Buffalo Gap I, Buffalo Gap II, and Buffalo Gap III are exposed to the volatility of energy prices and their revenue may change materially as energy prices fluctuate in their respective markets of operations. For these projects, ERCOT power prices impact financial results. The Alamitos Energy Storage Facility is a 100 MW interconnected battery-based energy storage facility located in California that operates under 20-year tolling agreements with Southern California Edison.
Development Strategy — As states, communities, and organizations of all types make commitments and plan to reduce their carbon footprints, renewables are the fastest-growing source of electricity generation in the U.S. AES Clean Energy works with its customers to co-create and deliver the smarter, greener energy solutions that meet their needs, including 24/7 carbon-free energy. For example, AES has worked with several major technology companies to provide clean energy solutions to power their network of data centers and we see these relationships growing as utilization of generative artificial intelligence drives the expansion of data center use.
In 2023, AES Clean Energy signed or was awarded 4,770 MW of PPAs. As of December 31, 2023, AES Clean Energy's renewables project backlog includes 6.1 GW of projects for which long-term PPAs have been signed or, as applicable, tariffs have been assigned through a regulatory process. The budget for construction of the projects currently under construction and the contracted projects is over $5 billion. The IRA includes increases, extensions, and/or new tax credits for onshore wind, solar, storage, and hydrogen projects. These changes in tax policy are supportive of our strategy to grow the AES Clean Energy business through development of our 51 GW U.S. pipeline.
AES Brasil

17 | 2023 Annual Report

Business Description — AES Brasil is a publicly traded company in Brazil. AES controls and consolidates AES Brasil through its 47% economic interest. With an exclusive focus on renewable energy, AES Brasil has strategically positioned plants across the country to supply energy to customers and the regulated market. Leveraging hydro, solar, and wind generation, AES Brasil has been a key player in the Brazilian energy sector for nearly 25 years.
As a 100% renewable energy generator, AES Brasil holds a diversified portfolio and has expanded from an installed capacity of 2.7 GW in 2016 to 5.2 GW in 2023, which is composed by hydroelectric plants (2,658 MW) operating under a 33-year concession expiring in 2032, wind complexes (2,194 MW) and solar complexes (328 MW), equivalent to 52%, 42% and 6%, respectively. Among these, 5.1 GW are already operational and 113 MW are under construction.
AES Brasil aims to contract most of its physical guarantee requirements and sell the remaining portion in the spot market. The commercial strategy is reassessed periodically according to changes in market conditions, hydrology, and other factors. AES Brasil generally sells available energy through medium-term bilateral contracts.
Key Financial Drivers — The electricity market in Brazil is highly dependent on hydroelectric generation, therefore electricity pricing is driven by hydrology. AES Brasil owns 12 hydroelectric power plants in the state of São Paulo, which represents approximately 2% of the hydropower physical guarantee of the hydrological risk sharing system (Energy Reallocation Mechanism or "MRE", as described below in the topic International Energy Markets and Regulatory Environment). Plant availability is also a significant financial driver as in times of high hydrology, AES is more exposed to the spot market. AES Brasil's financial results are driven by many factors, including, but not limited to:
•hydrology, impacting quantity of energy generated in the MRE;
•expansion in the demand for energy, especially considering the market opening in the years ahead;
•market price risk when re-contracting;
•effective asset management;
•efficient cost management; and
•successful execution on its growth strategy.
Development Strategy — AES Brasil's strategy is to grow by adding renewable capacity to its generation platform through acquisition or greenfield projects, to focus on client satisfaction and innovation to offer new products and energy solutions, and to be recognized for excellence in asset management.
Under the current terms of the 2018 legal agreement in connection with AES Brasil's concession with the state government, AES Brasil is required to increase its capacity in the state of São Paulo by an additional 28 MW by October 2024. On November 30, 2021, AES Brasil acquired AGV VII Solar project with an under construction installable capacity of 33 MW of solar generation, that is expected to be concluded in 2024.
AES Argentina
Business Description — AES operates plants in Argentina within the Renewables SBU totaling 1,407 MW, representing 3% of the country's total installed capacity, and AES Argentina's plants are placed in strategic locations within the country in order to provide energy to the spot market and customers.
AES primarily sells its energy in the wholesale electricity market where prices are largely regulated. In 2023, approximately 76% of the energy sold in the wholesale electricity market was produced by the hydropower plants, and 24% generated by the wind power plants.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•forced outages;
•exposure to fluctuations of the Argentine peso;
•timely collection of FONINVEMEM installments and outstanding receivables (see International Energy Markets and Regulatory Environment below);
•changes in hydrology and wind resources; and
•domestic energy demand and exports.
Development Strategy — AES Argentina has a pipeline of 753 MW of wind and solar greenfield projects in different stages of development. These projects are adjacent or nearby to AES Argentina's current operating assets and will be used to participate in future private auctions for renewable PPAs.

18 | 2023 Annual Report

AES Colombia
Business Description — We operate in Colombia through AES Colombia, a subsidiary of AES Andes, which owns Chivor, a hydroelectric plant with an installed capacity of 1,000 MW and Tunjita, a 20 MW run-of-river hydroelectric plant, both located approximately 100 miles east of Bogota, as well as the solar facilities of Castilla, Brisas, and San Fernando, 21 MW, 27 MW, and 61 MW respectively. AES Colombia’s installed capacity accounted for approximately 6% of system capacity at the end of 2023. AES Colombia is dependent on hydrological conditions, which influence generation and spot prices of non-contracted generation in Colombia.
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
Development Strategy — AES Colombia is committed to supporting its customers to diversify their energy supply and become more competitive. As part of this commitment, AES Colombia is developing a pipeline of 1.3 GW of solar and wind projects. Six wind projects totaling 1,149 MW are located in La Guajira, one of the windiest spots in the world. Of the 1,149 MW, 255 MW were awarded a 15-year PPAs in the renewable auction in 2019.
AES Panama
Business Description — AES owns and operates five hydroelectric plants totaling 705 MW of generation capacity, a wind farm of 55 MW and four solar plants of 10 MW each, which collectively represent 20% of the total installed capacity in Panama.
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
Our hydro assets are mainly contracted through medium to long-term PPAs with distribution companies, while a small volume of our hydro plants are contracted with unregulated users. Our hydro assets in Panama have PPAs with distribution companies expiring up to December 2030 for a total contracted capacity of 350 MW.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•changes in hydrology, which impacts spot prices and exposes the business to variability in the cost of replacement power;
•fluctuations in commodity prices, mainly fuel oil and natural gas, which affect the cost of thermal generation and spot prices;
•constraints imposed by the capacity of transmission lines connecting the west side of the country with the load, keeping surplus power trapped during the rainy season; and
•country demand as GDP growth is expected to remain stable over the short and medium term.
Development Strategy — AES is investing in renewables projects within the region. This will increase complementary non-hydro renewable assets in the system and contribute to the reduction of hydrological risk in Panama.
AES Mexico
Business Description — Mesa La Paz is a 306 MW wind project developed under a joint venture with Grupo

19 | 2023 Annual Report

Bal, located in Llera, Tamaulipas. Mesa La Paz sells 72% of its power under long-term PPAs expiring up to 2045.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•contracting levels, providing additional benefits from improved operational performance, including performance incentives and/or excess energy sales;
•changes in the methodology to calculate spot energy prices or Locational Marginal Prices, which impacts the excess energy sales;
•improved operational performance and plant availability; and
•changes in wind resources.
Development Strategy — AES has partnered with Grupo Bal in a joint venture to co-invest in power and related infrastructure projects in Mexico, focusing on renewable generation.
AES Bulgaria
Business Description — AES owns an 89% economic interest in the St. Nikola wind farm ("Kavarna") with 156 MW of installed capacity. The power output of St. Nikola is sold to customers operating on the liberalized electricity market and the plant may receive additional revenue per the terms of an October 2018 Contract for Premium with the state-owned Electricity System Security Fund.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•regulatory changes in the Bulgarian power market;
•availability and load factor of the operating units;
•the level of wind resources; and
•spot market price volatility beyond the level of compensation through the Contract for Premium.
In December 2022, Bulgaria implemented Regulation 2022/1854, approved by the European Council in October 2022 as an emergency intervention aiming at limiting energy prices in Europe. The main measure of interest to AES in Bulgaria is the limitation of revenues for "infra-marginal" producers, a category that includes renewables and other technologies which are providing electricity to the grid at a cost below the price level set by the more expensive “marginal” producers. For renewable plants such as Kavarna which are operating under a Contract for Premium, the regulation essentially captures 90% of the incremental margin of the wind farm when wholesale prices are above their original Feed in Tariff of €96.27/MWh. This regulation has been extended until the end of 2024 by the Bulgarian Parliament.
AES Dominicana
Business Description — AES Dominicana has three operating subsidiaries within the Renewables SBU, each of which are owned 65% by AES. Bayasol owns and operates a 50 MW solar farm, Santanasol operates a 50 MW solar farm, and Agua Clara operates a 50 MW wind farm.
AES has a strategic partnership with the Estrella and Linda Groups ("Estrella-Linda"), a consortium of two leading Dominican industrial groups that manage a diversified business portfolio. In December 2023, AES completed the sale of an additional 10% ownership interest in AES Dominicana to the existing partners and a 10% interest to Grupo Popular's subsidiary, AFI Popular, selling 20% ownership interest in total. After this transaction, AES' ownership interest in AES Dominicana is 65%.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•change in wind and solar resources due to heavy rains, hurricanes and other natural events that may affect the country;
•constraints imposed by the capacity of transmission lines and potential delays on the transmission expansion projects; and
•related to projects under construction, changes in execution cost and scope of work that may delay the operation of the new renewable plants.
AES Puerto Rico
Business Description — AES Puerto Rico owns and operates Ilumina, a 24 MW solar facility in Puerto Rico. The plant is fully contracted through a long-term PPA with PREPA expiring in 2037. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—

20 | 2023 Annual Report

Macroeconomic and Political—Puerto Rico for further discussion of the long-term PPAs with PREPA.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to, operational performance and plant availability.
Development Strategy — Puerto Rico has clear goals of supplying its system from renewable resources, with targets of 40% from renewables by 2025 and 100% by 2050. To achieve the established target of 40%, PREPA intends to launch six tender processes for renewable generation in the coming years. Clean Flexible Energy LLC, the legal entity that AES is utilizing to develop renewables in Puerto Rico, expects to have a portfolio of solar and energy storage projects participating. On November 30, 2023, for the first tender process, Clean Flexible Energy, LLC and PREPA closed solar plus storage agreements for a total of 400 MW, which must reach COD within 24 months.
AES Jordan
Business Description — In Jordan, AES has a 36% controlling interest in a 48 MW solar plant fully contracted with the national utility under a 20-year PPA expiring in 2039. We consolidate the results in our operations as we have a controlling interest in this business.

21 | 2023 Annual Report

Utilities

Business Overview

11 Generation Facilities	6 Utility Companies
3,500 Gross MW	31,725 GWH

Generation Fuel Type
Solar 7%
Oil 2%
Coal 35%
Gas 56%

Revenue
(In millions)

$3,495
$3,617
$2,944
2023
2022
2021

Operating Margin
(in millions)

$433
$379
$417
2023
2022
2021

Adjusted EBITDA [1]
(in millions)

$678
$612
$633
2023
2022
2021

Adjusted PTC [1]
(in millions)

$196
$131
$174
2023
2022
2021

Key events in 2023

- AES Indiana reached a settlement agreement for its first rate case since 2018
- AES Ohio received approval from the PUCO for its Electric Security Plan (ESP4)
- Retired 415 MW of coal at Petersburg Unit 2 at AES Indiana

Strategic outlook

- AES Indiana expects to receive approval of its rate case from the IURC by the middle of 2024
- Total backlog of 0.7 GW of renewables under signed long-term PPAs
- Expect to convert remaining two coal units of Petersburg to natural gas

Under construction

3 Plants

575 MW

Fuel Type
Energy Storage 43%
Solar 57%

Contracted renewable backlog

106 MW

Signed PPAs not yet under construction

Renewable Type
Wind 100%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

22 | 2023 Annual Report

Utilities
Our Utilities SBU is the second largest contributor to our future growth, particularly in the U.S., where we are targeting a combined 10% annual growth in rate base at our two utilities: AES Indiana and AES Ohio. In this segment, we also have four utilities in El Salvador and a portfolio of generation facilities, including at our integrated utility in Indiana, with installed operating capacity of 3,500 MW. IPALCO (AES Indiana's parent), AES Ohio, and DPL Inc. (AES Ohio's parent) are all SEC registrants, and as such, follow the public filing requirements of the Securities Exchange Act of 1934.
Utilities — The following table lists our utilities and their generation facilities:

Business	Location	Type	AES Equity Interest	Approximate Number of Customers Served as of 12/31/2023	Approximate GWh Sold in 2023	Fuel	Gross MW	Year Acquired or Began Operation
CAESS	El Salvador	Distribution	75%	659,000	2,214			2000
CLESA	El Salvador	Distribution	80%	475,000	1,143			1998
DEUSEM	El Salvador	Distribution	74%	95,000	174			2000
EEO	El Salvador	Distribution	89%	357,000	762			2000
El Salvador Subtotal				1,586,000	4,293
AES Ohio (1)	US-OH	Transmission & Distribution	100%	539,000	13,305			2011
AES Indiana (2)	US-IN	Integrated	70%	523,000	14,127	Coal/Gas/Oil/Solar/Energy Storage	3,357	2001
United States Subtotal				1,062,000	27,432		3,357
				2,648,000	31,725
_____________________________
(1)AES Ohio's GWh sold in 2023 represent total transmission and distribution sales. AES Ohio's wholesale sales and SSO utility sales, which are sales to utility customers who use AES Ohio to source their electricity through a competitive bid process, were 3,183 GWh in 2023. AES Ohio owns a 4.9% equity ownership in OVEC, an electric generating company. OVEC has two plants in Cheshire, Ohio and Madison, Indiana with a combined generation capacity of approximately 2,109 MW. AES Ohio’s share of this generation is approximately 103 MW.
(2)CDPQ owns direct and indirect interests in IPALCO (AES Indiana's parent) which total approximately 30%. AES owns 85% of AES US Investments and AES US Investments owns 82.35% of IPALCO. AES Indiana plants: Georgetown, Harding Street, Petersburg and Eagle Valley. 20 MW of AES Indiana total is considered a transmission asset. In December 2023, the first stage of construction for the 195 MW Hardy Hills solar project was completed and initial operations for over half of the project commenced. The remaining MW are expected to be placed in service in 2024.
Generation — The following table lists our Utilities SBU generation facilities. The energy produced by these generation facilities is fully contracted by AES’ utilities in El Salvador.

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Bosforo (1)	El Salvador	Solar	100	50%	2018-2019	2043-2044	CAESS, EEO, CLESA, DEUSEM
Metapan	El Salvador	Solar	15	100%	2043-2048	2033	CLESA, Cemento Holcim de El Salvador
Cuscatlan Solar (1)	El Salvador	Solar	10	50%	2021	2046	CLESA
AES Nejapa	El Salvador	Landfill Gas	6	100%	2011	2035	CAESS
Meangura del Gofo	El Salvador	Solar	1	100%	2023	2048	EEO
		Energy Storage	4
Opico	El Salvador	Solar	4	100%	2020	2040	CLESA
Moncagua	El Salvador	Solar	3	100%	2015	2035	EEO
			143
_____________________________
(1)Unconsolidated entity, accounted for as an equity affiliate.

23 | 2023 Annual Report

Under construction — The following table lists our plants under construction in the Utilities SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
Hardy Hills Solar (AES Indiana) (1)	US-IN	Solar	80	70%	1H 2024
Pike County (AES Indiana)	US-IN	Energy Storage	200	70%	2024
Petersburg Energy Center (AES Indiana)	US-IN	Solar	250	70%	2H 2025
		Energy Storage	45
			575
_____________________________
(1)In December 2023, the first stage of construction of this project was completed and initial operations for over half of the project commenced. The final stage of construction is expected to be completed during the first half of 2024.
AES Indiana
Business Description — IPALCO is a holding company whose principal subsidiary is AES Indiana. AES Indiana is an integrated utility that is engaged primarily in generating, transmitting, distributing, and selling electric energy to retail customers in the city of Indianapolis and neighboring areas within the state of Indiana and is subject to regulatory authority—see Regulatory Framework and Market Structure below. AES Indiana has an exclusive right to provide electric service to the customers in its service area, covering about 528 square miles with an estimated population of approximately 969,000 people.
AES Indiana owns and operates four generating stations, all within the state of Indiana. The first station, Petersburg, is coal-fired, and consists of four units. AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas (see Integrated Resource Plan below). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery-based energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. In addition, AES Indiana helps meet its customers' energy needs with long-term contracts for the purchase of 300 MW of wind-generated electricity and 94 MW of solar-generated electricity.
In December 2021, AES Indiana completed the acquisition of Hardy Hills Solar Energy LLC, including the development of a 195 MW solar project (the "Hardy Hills solar project"). In December 2023, the first stage of construction for the Hardy Hills solar project was completed and initial operations for over half of the project commenced. The final stage of construction of the project is expected to be completed during the first half of 2024.
In August 2023, AES Indiana completed the acquisition of Petersburg Energy Center, LLC, including the development of a 250 MW solar and 45 MW (180 MWh) energy storage facility (the "Petersburg Energy Center project"). The Petersburg Energy Center project is expected to be completed in 2025.
In June 2023, AES Indiana executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana, subject to IURC approval, which was received in January 2024. The Pike County BESS project is expected to be completed in 2024.
In July 2023, AES Indiana executed a purchase agreement for the acquisition of the Hoosier Wind Project, which is an existing 106 MW wind facility located in Benton County, Indiana, subject to IURC approval, which was received in January 2024. The acquisition of the Hoosier Wind Project is expected to be completed in the first quarter of 2024.
Key Financial Drivers — AES Indiana's financial results are driven primarily by retail demand, weather, and maintenance costs. In addition, AES Indiana's financial results are likely to be driven by many other factors including, but not limited to:
•regulatory outcomes and impacts;
•the passage of new legislation, implementation of regulations, or other changes in regulation; and
•timely recovery of capital expenditures and operation and maintenance costs.
Regulatory Framework and Market Structure — AES Indiana is subject to comprehensive regulation by the IURC with respect to its services and facilities, retail rates and charges, the issuance of long-term securities, and certain other matters. The regulatory authority of the IURC over AES Indiana's business is typical of regulation

24 | 2023 Annual Report

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
AES Indiana filed a petition with the IURC on June 28, 2023, for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. The factors leading to AES Indiana's first base rate increase request in five years include inflationary impacts on operations and maintenance expenses, investments in the transmission and distribution systems, and modernization of its customer systems. AES Indiana is also seeking recovery of increased costs to support its vegetation management plan, which covers the removal of overhang and tree trimming in its service territory. AES Indiana also seeks to better align depreciation expense with the period in which the generation plants provide service to customers and remove operational costs of the retired Petersburg units from rates. On November 22, 2023, AES Indiana entered into a unanimous stipulation and settlement agreement (the "settlement") with the OUCC and the intervening parties which, if approved by the IURC, would increase its annual revenue requirement by $73 million. AES Indiana expects to receive an order from the IURC and place new rates into effect by the end of the second quarter of 2024.
On October 31, 2018, the IURC issued an order approving an uncontested settlement agreement to increase AES Indiana's annual revenues by $44 million, or 3% (the "2018 Base Rate Order"), which are the base rates under which AES Indiana is currently operating. This revenue increase primarily includes recovery through rates of costs associated with the CCGT at Eagle Valley, completed in the first half of 2018, and other construction projects. New base rates and charges became effective on December 5, 2018.
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
On March 4, 2020, the IURC issued an order approving the projects in AES Indiana's seven-year TDSIC Plan for eligible transmission, distribution, and storage system improvements totaling $1.2 billion from 2020 through 2026. Beginning in June 2020, AES Indiana files an annual TDSIC rate adjustment for a return on, and of,

25 | 2023 Annual Report

investments through March 31 with rates requested to be effective each November. Annual TDSIC plan update filings are required to be staggered by six months as ordered by the IURC and are filed each December. The total amount of AES Indiana’s equipment net of depreciation, including carrying cost, approved for TDSIC recovery as of December 31, 2023 was $400 million.
Integrated Resource Plan — In December 2022, AES Indiana filed its Integrated Resource Plan ("IRP"), which describes AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana's retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana's reasonable least cost option and provides a cleaner and more diverse generation mix for customers. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas. AES Indiana has not yet filed for the regulatory approvals from the IURC to convert Petersburg units 3 and 4, however, AES Indiana expects to do so at the appropriate time. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. As new technologies, such as green hydrogen, small modular reactors, and carbon capture are developed and cost effective, we will evaluate them in the future planning processes.
AES Indiana expects to spend an estimated $3.2 billion on capital projects from 2024 through 2026, which includes AES Indiana's power generation and renewable energy projects discussed above, spending under AES Indiana's TDSIC Plan, as well as other new transmission and distribution projects.
In December 2021 and 2022, AES Indiana received equity capital contributions of $275 million and $253 million, respectively, from AES and CDPQ on a proportional share basis to be used for funding needs related to AES Indiana’s TDSIC and replacement generation projects.
AES Ohio
Business Description — DPL is a holding company whose principal subsidiary is AES Ohio. AES Ohio is a utility company that transmits and distributes electricity to approximately 539,000 retail customers in a 6,000 square mile area of West Central Ohio and is subject to regulatory authority—see Regulatory Framework and Market Structure below. AES Ohio has the exclusive right to provide transmission and distribution services to its customers, and procures retail standard service offer ("SSO") electric service on behalf of residential, commercial, industrial, and governmental customers through a competitive bid auction process.
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

26 | 2023 Annual Report

The costs associated with providing high voltage transmission service and wholesale electric sales and ancillary services are subject to FERC jurisdiction. AES Ohio implemented a formula-based rate for its transmission service, effective May 3, 2020.
AES Ohio is a member of PJM, an RTO that operates the transmission systems owned by utilities operating in all or parts of a multi-state region, including Ohio. PJM also administers the day-ahead and real-time energy markets, ancillary services market and forward capacity market for its members.
Ohio law requires utilities to file either an Electric Security Plan ("ESP") or MRO plan to establish SSO rates. AES Ohio is currently operating pursuant to ESP 4, described in the paragraph below. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved in October, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan includes reinstating the non-bypassable RSC Rider, which provides annual revenues of approximately $79 million. The Office of the Ohio Consumers’ Council (“OCC”) has appealed to the Ohio Supreme Court, the Commission’s decision approving the reversion to ESP 1 as well as argued for a refund of the Rate Stabilization Charge ("RSC") revenues dating back to August 2021. A decision is pending regarding this appeal, which has been consolidated with the appeal regarding the Smart Grid Comprehensive Settlement described in the paragraph below. We are unable to predict the outcome of this appeal, but if this results in terms that are more adverse than AES Ohio's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.
Smart Grid Comprehensive Settlement — In October 2020, AES Ohio entered into a Stipulation and Recommendation (settlement) with the staff of the PUCO and various customers, and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid ("Smart Grid Phase 1"), (ii) findings that AES Ohio passed the Significantly Excessive Earnings Test ("SEET") for 2018 and 2019, and (iii) findings that AES Ohio's current ESP 1 satisfies the SEET and the more favorable in the aggregate ("MFA") regulatory test. In June 2021, the PUCO issued their opinion and order accepting the stipulation as filed. With the PUCO’s issuance of their opinion and order, AES made cash contributions of $150 million in 2021 to improve AES Ohio's infrastructure and modernize its grid while maintaining liquidity. The OCC appealed this final PUCO Order to the Ohio Supreme Court in December 2021; this appeal remains pending.
In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing to invest approximately $683 million in capital projects over a 10-year period following the Smart Grid Phase 1, which ends June 2025. There are three principal components of AES Ohio’s Smart Grid Phase 2: 1) Distribution Operations, 2) Advanced Intelligence 3) Telecommunications and Cybersecurity. These initiatives will also allow AES Ohio to be ready to leverage and integrate Distributed Energy Resources into its grid. If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. A procedural schedule is expected that will provide for an Order by the second quarter of 2025 prior to the end of Smart Grid Phase 1.
On September 26, 2022, AES Ohio filed its latest ESP ("ESP 4") with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards for price stability and continue investments in local economic development. In April 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the “Settlement”) with respect to AES Ohio’s ESP 4 application, and, in August, 2023, the PUCO approved the Settlement without modification. The Settlement provides for a three-year ESP without a rate stability charge, and, in addition to other items, provides for (i) a Distribution Investment Rider for the term of the ESP allowing for the timely recovery of distribution investments by AES Ohio based on a 9.999% return on equity, subject to revenue caps, (ii) recovery of approximately $66 million related to past expenditures by AES Ohio plus future carrying costs and the recovery of incremental vegetation management expenses up to certain annual limits during the term of ESP 4; and (iii) funding of programs for assistance to low-income customers and for economic development. With approval of this Settlement, the distribution rates that were approved by the PUCO in December 2022, and are described in the paragraph below, became effective on September 1, 2023.
In November, 2020, AES Ohio filed a new distribution rate case application with the PUCO to increase AES Ohio’s base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. In December, 2022, the PUCO issued an order on the application. Among other matters, the order (i) establishes a revenue increase of $76 million for AES Ohio’s base rates for electric distribution service and (ii) provides for a return on equity of 9.999% and a cost of long-term debt of

27 | 2023 Annual Report

4.4% on a rate base of $783 million and based on a capital structure of 53.87% equity and 46.13% long-term debt. These rates went into effect on September 1, 2023 with the approval of AES Ohio’s ESP 4.
Development Strategy — Planned construction projects primarily relate to new investments in and upgrades to AES Ohio's transmission and distribution system. Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments, and changing environmental standards, among other factors.
AES Ohio is projecting to spend an estimated $1.2 billion on capital projects from 2024 through 2026, which includes expected spending under AES Ohio's Smart Grid Phase 1 included in the Stipulation and Recommendation entered into in October 2020 (see Regulatory Framework and Market Structure above) as well as other new transmission and distribution projects.
AES El Salvador

Business Description — AES El Salvador is the majority owner of four of the five distribution companies operating in El Salvador (CAESS, CLESA, EEO and DEUSEM). AES El Salvador's territory covers 77% of the country and accounted for 4,293 GWh of the market energy sales during 2023. AES El Salvador owns and operates four solar farms, Opico Power, Moncagua, and Metapan with 4 MW, 3 MW and 15 MW of capacity, respectively; Meanguera del Golfo, a solar and battery storage facility with 0.6 MW capacity; AES Nejapa, a biomass power plant with 6 MW capacity; and 50% of Bosforo and Cuscatlan Solar, solar farms with 100 MW and 10 MW capacity, respectively. The energy produced by these solar farms is fully contracted by AES' utilities in El Salvador.
In addition, AES El Salvador offers customers non-regulated services such as energy trading, electromechanical construction, O&M of electrical assets, EPC, pole rental, and tax collection for municipalities.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•operational performance;
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

28 | 2023 Annual Report

Energy Infrastructure

Business Overview

46 Generation Facilities

14,885 Gross MW

Key Generation Businesses: **AES Andes, Southland, AES Argentina, Mong Duong, Maritza, and Andres-Los Mina**

Renewables 12%
Pet Coke 4%
Generation Fuel Type
Gas 51%
Coal 33%

Note: All renewables in the Energy Infrastructure SBU are located in Chile.

Revenue
(In millions)

$6,836
$7,204
$6,702
2023
2022
2021

Operating Margin
(in millions)

$1,418
$1,535
$1,682
2023
2022
2021

Adjusted EBITDA [1]
(in millions)

$1,531
$1,836
$1,494
2023
2022
2021

Key events in 2023

Strategic outlook

- Total backlog of 3.6 GW of renewables and gas under signed long-term PPAs, including 3 GW of renewables in Chile
- Intend to exit majority of coal businesses by year-end 2025[2]

Under construction

4 Plants

1,175 MW

Wind 6%
Energy Storage 18%
Fuel Type
Gas 57%
Solar 19%

Contracted renewable backlog

2,458 MW

Signed PPAs not yet under construction

Energy Storage 41%
Wind 26%
Renewable Type
Solar 33%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) Through asset sales, fuel conversions and retirements, while maintaining reliability and affordability, and subject to necessary approvals. AES may delay the exit of a few select plants through 2027 to support continued electricity reliability.

29 | 2023 Annual Report

Energy Infrastructure
Our Energy Infrastructure SBU aims to provide energy security to enable the integration of new renewables, maximize the value of our gas generation and LNG business through flexible operations that support the energy transition, and exit coal generation to achieve our decarbonization targets. This segment comprises generation facilities, using natural gas, LNG, coal, pet coke, diesel, and/or oil, in nine countries — Vietnam, the United States, Argentina, Chile, Bulgaria, Mexico, Jordan, Panama and the Dominican Republic. Although our businesses in Chile have a mix of generation sources, including renewables, the generation from all sources is pooled to service our existing PPAs. Consequently all of Chile’s generation is included within the Energy Infrastructure SBU.
Generation — Operating installed capacity of our Energy Infrastructure segment totals 14,885 MW. The following table lists our Energy Infrastructure segment generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Mong Duong 2 (1)	Vietnam	Coal	1,242	51%	2015	2040	EVN
Southland—Alamitos	US-CA	Gas	1,200	100%	1998	2026	California Department of Water Resources
Paraná-GT	Argentina	Gas/Diesel	870	100%	2001
Southland Energy—Huntington Beach (3)	US-CA	Gas	694	50%	2020	2040	Southern California Edison
Southland Energy—Alamitos (3)	US-CA	Gas	693	50%	2020	2040	Southern California Edison
San Nicolás	Argentina	Coal/Gas/Oil/Energy Storage	691	100%	1993
Maritza	Bulgaria	Coal	690	100%	2011	2026	National Electric Company (NEK)
TermoAndes (4)	Argentina	Gas/Diesel	643	99%	2000	2024-2025	Various
Guillermo Brown (5)	Argentina	Gas/Diesel	576	—%	2016
Angamos	Chile	Coal	558	99%	2011		Various
Cochrane	Chile	Coal	550	57%	2016	2030-2037	SQM, Sierra Gorda, Quebrada Blanca
Ventanas	Chile	Coal	537	99%	2010, 2013
Alto Maipo (2)	Chile	Hydro	531	99%	2021	2040	Minera Los Pelambres
AES Puerto Rico	US-PR	Coal	524	100%	2002	2027	LUMA Energy
Merida III	Mexico	Gas/Diesel	505	75%	2000	2025	Comision Federal de Electricidad
Amman East (6)	Jordan	Gas	472	37%	2009	2033	National Electric Power Company
Colon (7)	Panama	Gas	381	65%	2018	2028	ENSA, Edemet, Edechi
DPP (Los Mina)	Dominican Republic	Gas	358	65%	1996	2025	Ede Este, Ede Norte, Ede Sur, Non-Regulated Users
Andres (8)	Dominican Republic	Gas/Diesel	319	65%	2003	2025	Ede Este, Ede Norte, Ede Sur, Non-Regulated Users
Andes 2b	Chile	Solar	180	99%	2023		Various
		Energy Storage	112
Norgener	Chile	Coal	276	99%	2000	2028	Codelco
Termoelectrica del Golfo (TEG)	Mexico	Pet Coke	275	99%	2007	2027	CEMEX
Termoelectrica del Penoles (TEP)	Mexico	Pet Coke	275	99%	2007	2027	Peñoles
IPP4 (6)	Jordan	Gas	250	36%	2014	2039	National Electric Power Company
Cordillera Hydro Complex (9)	Chile	Hydro	240	99%	2000	2042	Various
Southland—Huntington Beach	US-CA	Gas	236	100%	1998	2026	California Department of Water Resources
Warrior Run (10)	US-MD	Coal	205	100%	2000	2024	Potomac Edison
Bolero	Chile	Solar	146	99%	2023	2030	Various
Los Olmos	Chile	Wind	110	51%	2022	2032	Google, Various
Los Cururos	Chile	Wind	109	51%	2019		Various
Andes Solar 2a	Chile	Solar	81	51%	2021		Google, Various

30 | 2023 Annual Report

Mesamávida	Chile	Wind	68	51%	2022	2038	Google, Various
Campo Lindo	Chile	Wind	65	51%	2023		Various
Virtual Reservoir 2	Chile	Energy Storage	50	99%	2023
Sarmiento	Argentina	Gas/Diesel	33	100%	1996
Andes Solar 4	Chile	Solar	13	99%	2023		Google, Various
		Energy Storage	13
Andes Solar 1	Chile	Solar	22	99%	2016	2036	Quebrada Blanca
Cochrane ES	Chile	Energy Storage	20	57%	2016
Angamos ES	Chile	Energy Storage	20	99%	2011
San Matias	Chile	Wind	17	99%	2023	2038	Microsoft
Laja	Chile	Biomass	13	99%	2000	2023	CMPC
Andes	Chile	Energy Storage	12	99%	2009
Alfalfal Virtual Reservoir	Chile	Energy Storage	10	99%	2020
PFV Kaufmann	Chile	Solar	1	99%	2021	2040	Kaufmann
			14,885
_____________________________
(1)In November 2023, agreed to sell this business to Sev.en Global Investments Pty Ltd. Following approvals by the Government of Vietnam and the Ministry of Industry and Trade, the anticipated close for this transaction is in line with AES' intent to exit the majority of its coal assets by the end of 2025.
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
(3)On December 1, 2022, Southland Energy sold an additional 14.9% ownership interest in the Southland Energy assets. Following the sale, AES holds 50.1% of Southland Energy's interest and this business continues to be consolidated by AES.
(4)TermoAndes is located in Argentina, but is connected to both the SING in Chile and the SADI in Argentina.
(5)AES operates this facility through management or O&M agreements and to date owns no equity interest in the business.
(6)Entered into an agreement to sell 26% interest in these businesses in November 2020.
(7)Plant also includes an adjacent regasification facility, as well as an 80 TBTU LNG storage tank, or an operating capacity of 180,000 m3.
(8)Plant also includes an adjacent regasification facility, as well as two LNG storage tanks: Andres with 70 TBTU, or an operating capacity of 160,000 m3 and Enadom with 50 TBTU, or an operating capacity of 120,000 m3.
(9)Includes: Alfalfal, Queltehues and Volcan.
(10)On June 29, 2023, Warrior Run terminated its PPA with Potomac Edison. As part of the agreement, Warrior Run stopped selling its electricity to Potomac Edison, but will continue to provide capacity to Potomac Edison through May 31, 2024. The previous expiration for the PPA was 2030.
Under construction — The majority of projects under construction have executed mid- to long-term PPAs. The following table lists our plants under construction in the Energy Infrastructure SBU1:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
San Matias	Chile	Wind	65	99%	1H 2024
Andes Solar 4	Chile	Solar	225	99%	2H 2024
		Energy Storage	135
Gatun	Panama	Gas	670	24%	2H 2024
Andes Solar 2a	Chile	Energy Storage	80	51%	1H 2025
			1,175
AES Chile
Business Description — In Chile, through AES Andes, we are engaged in the generation and supply of electricity (energy and capacity) in the SEN—see International Energy Markets and Regulatory Environment below. AES Andes is a publicly traded company in Chile and has applied to be de-listed. AES Andes owns all of our assets in Chile. AES has a 99.5% ownership interest in AES Andes, the third largest generation operator in Chile in terms of installed capacity with 3,516 MW, excluding energy storage, and has a market share of approximately 11% as of December 31, 2023. In addition, AES Andes has 237 MW of energy storage systems in operation.
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

31 | 2023 Annual Report

AES Andes' Green Blend strategy aims to reduce carbon intensity and incorporate renewable energy to extend our existing conventional PPAs. This strategy de-links company's PPAs from legacy fossil resources, grows its renewable energy portfolio, and delivers a competitive, reliable energy solution. In line with the Green Blend strategy, AES Andes has committed to not build additional coal-based power plants and to advance the development of new renewables projects, including the implementation of BESS and other technological innovations that will provide greater flexibility and reliability to the system.
AES Andes currently has long-term contracts with an average remaining term of approximately 12 years with unregulated customers, such as mining and industrial companies, mainly with pricing indexed to CPI. AES Andes also has contracts with regulated companies with a maximum remaining term of one year, which include pass-through mechanisms for fuel costs along with pricing indexed to CPI.
In addition to energy payments, AES Andes also receives capacity payments to compensate for availability during periods of peak demand. The grid operator, Coordinador Electrico Nacional ("CEN"), annually determines the capacity requirements for each power plant. The capacity price is fixed semiannually by the National Energy Commission and indexed to CPI and other relevant indices.
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
Decarbonization Strategy — The Chilean government’s decarbonization plan includes the complete retirement of the SEN coal fleet by the end of 2040 and carbon neutrality by 2050. Following the issuance of Supreme Decree Number 42 on December 26, 2020 by the Ministry of Energy and per the disconnection and termination agreement signed with the Chilean government in June 2019, AES Andes accelerated the retirement plans of its Ventanas 1 and Ventanas 2 coal-fired units, disconnecting them from the SEN as of June 30, 2022 and December 31, 2023, respectively.
In July 2021, AES Andes committed to allow the shutdown of coal-fired operations at its Ventanas 3, Ventanas 4, Angamos 1, and Angamos 2 units as early as January 1, 2025, once the safety, sufficiency, and competitiveness of the system allows it. These four units together have an installed capacity of 1,097 MW and each unit has publicly announced phase-out plans in line with the Company’s decarbonization strategy. In July 2021, the Company also sold its entire ownership interest in Guacolda, a 764 MW coal-fired plant located in Chile.
On February 8, 2024, AES Andes was authorized by the CEN to definitively disconnect the coal-fired generation units Norgener 1 and Norgener 2, with an installed capacity of 276 MW, from the SEN on March 31, 2024.
Ventanas, Angamos, Guacolda, and Norgener represent an aggregate of 2.5 GW of coal-fired capacity, or 82% of AES Andes’ legacy coal fleet. AES Andes continues to work under the Green Blend strategy to accelerate the phase-out of the remaining coal-fired units.
Development Strategy — AES Andes is committed to reducing the carbon intensity of the Chilean power grid and plans to increase the renewable energy capacity in its portfolio. As part of this commitment, AES Andes is building wind, solar, and battery projects to supply agreements with its main mining customers.
In total, the pipeline in Chile currently includes 5.4 GW under development at different stages and geographical locations. Within this portfolio, the Company has made significant progress in the development of non-conventional renewable energy ("NCRE") projects that are already contracted. The Rinconada wind project (258 MW) is being developed in the Biobío region. Several projects are being developed in the Antofagasta region: a new expansion of the Andes Solar power plant which will include a battery system to optimize solar generation (186 MW + 266 MW-3hr), the Cristales solar power plant (187 MW + 267 MW-3hr), the Bolero battery system (136 MW-3hr), and the Pampas hybrid project (120 MW wind, 160 MW solar + 229 MW-3hr).
In addition, Empresa Eléctrica Angamos, a subsidiary of AES Andes, received environmental approval for an

32 | 2023 Annual Report

innovative initiative on November 29,2023 to revolutionize the conversion of thermoelectric plants using molten salts. This project explores the possibility of replacing the current coal-fired generation of units 1 and 2 of the Angamos thermoelectric power plant, located in Mejillones, Antofagasta region, with a molten salt system. With this technology, renewable energy is stored as heat to later be used to provide energy and emission-free capacity to the electrical system.
Empresa Eléctrica Angamos is also promoting the advancement of green hydrogen technology for mass production through the Adelaida project, which contemplates the installation of a small-scale green hydrogen production plant with a capacity of 1,000 kg/day of green hydrogen, equivalent to 2.5 MW of power.
U.S. Conventional Generation
Business Description — In the U.S., we own a conventional generation portfolio. The principal markets and locations where we are engaged in the generation and supply of electricity (energy and capacity) are the California Independent System Operator ("CAISO"), PJM, and Puerto Rico. AES Southland, operating in the CAISO, is our most significant generation business. In June 2023, the Company closed on an agreement to terminate the PPA for the Warrior Run coal-fired power plant and to continue providing capacity through May 2024.
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
Before the termination of its PPA in June 2023, Warrior Run operated as a QF, as defined under the PURPA, under a long-term contract with an electric utility that had a mandatory obligation to purchase power from QFs at the utility's avoided cost (i.e. the likely costs for both energy and capital investment that would have been incurred by the purchasing utility if that utility had to provide its own generating capacity or purchase it from another source). Warrior Run no longer operates as a QF.
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
AES Southland
Business Description — AES Southland is one of the largest generation operators in California by aggregate installed capacity, with an installed gross capacity of 3,699 MW at the end of 2023. The five coastal power plants comprising AES Southland are in areas that are critical for local reliability and play an important role in integrating the increasing amounts of renewable generation resources in California. The AES Southland Energy Infrastructure assets are composed of three once-through cooling ("OTC") power plants and two combined cycle gas-fired generation facilities.
Southland — Southland comprises AES Huntington Beach, LLC, AES Alamitos, LLC, and AES Redondo Beach ("Southland OTC units"). Until December 31, 2023, the Southland OTC units were contracted through Resource Adequacy Purchase Agreements (“RAPAs”). Under the RAPAs, as approved by the California Public Utilities Commission, these generating stations provided resource adequacy capacity, and had no obligation to

33 | 2023 Annual Report

produce or sell any energy to the RAPA counterparty. However, the generating stations were required to bid energy into the California ISO markets. Southland OTC units entered into commodity swap contracts to economically hedge price variability inherent in electricity sales arrangements. Compensation under these RAPAs was dependent on the availability of the Southland OTC units in the California ISO market. Failure to achieve the minimum availability target would result in an assessed penalty.
Commencing on January 1, 2024, AES Huntington Beach, LLC and AES Alamitos, LLC, are contracted through Standby Capacity Purchase Agreements with the California Department of Water Resources (“California DWR”), an agency of the State of California, as part of the Electricity Supply Strategic Reliability Reserve Program (‘Strategic Reserve”) established under California Assembly Bill 205. Under these agreements, California DWR is purchasing each facility’s available capacity for a three-year term.
The Southland OTC units are subject to a variety of rules governing water use and discharge. The units are required to comply with the more stringent of state or federal requirements. AES Southland's current plan is to comply with the SWRCB OTC Policy by shutting down and permanently retiring all remaining generating units that utilize OTC by the compliance dates included in the OTC Policy. See United States Environmental and Land-Use Legislation and Regulations—Cooling Water Intake for further discussion of AES Southland’s plans regarding the OTC Policy.
Southland Energy — AES Huntington Beach Energy, LLC and AES Alamitos Energy, LLC, (collectively "Southland Energy") each operate under 20-year tolling agreements with Southern California Edison ("SCE") to provide 1,387 MW of combined cycle gas-fired generation (through 2040),
The contracts are RAPAs with annual energy tolling put options. If Southland Energy exercises the annual put option, all capacity, energy and ancillary services will be sold to SCE in exchange for a monthly energy and fixed capacity payment that covers fixed operating cost, debt service, and return on capital. In addition, SCE will reimburse variable costs and provide the natural gas. Southland Energy may exercise the annual put option for any contract year by delivering notice of such exercise to SCE at least one year before the start of such contract year, and no more than two years before the start of any contract year. If the annual put options are not exercised, Southland Energy is required to sell the physical output of the combined cycle gas-fired generation units to AES Integrated Energy. AES Integrated Energy is required to bid energy into the California ISO market. AES Integrated Energy enters into commodity swap contracts to economically hedge price variability inherent in electricity sales arrangements. Southland Energy continues to receive the monthly fixed capacity payments for periods when the put option is not exercised.
Key Financial Drivers — AES Southland's availability is one of the most important drivers of operations, along with market demand and prices for gas and electricity.
AES Puerto Rico
Business Description — AES Puerto Rico owns and operates a 524 MW coal-fired cogeneration plant representing approximately 10% of the installed capacity in Puerto Rico. This plant is fully contracted through a long-term PPA with PREPA expiring in 2027. AES Puerto Rico receives a capacity payment based on the plants' twelve month rolling average availability, receiving the full payment when the availability is 90% or higher. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—Puerto Rico for further discussion of the long-term PPAs with PREPA.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to, improved operational performance and plant availability.
AES Argentina and TermoAndes
Business Description — AES operates plants in Argentina within the Energy Infrastructure SBU totaling 2,814 MW, representing 6% of the country's total installed capacity. AES owns a diversified generation portfolio in Argentina in terms of geography, technology, and fuel source, and AES Argentina's plants are placed in strategic locations within the country in order to provide energy to the spot market and contracted customers.
AES primarily sells its energy in the wholesale electricity market where prices are largely regulated. In 2023, approximately 79% of the energy was sold in the wholesale electricity market and 21% was sold under contract by TermoAndes power plant.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:

34 | 2023 Annual Report

•forced outages;
•exposure to fluctuations of the Argentine peso;
•timely collection of FONINVEMEM installments and outstanding receivables (see International Energy Markets and Regulatory Environment below);
•natural gas prices and availability for contracted generation at TermoAndes; and
•domestic energy demand and exports.
AES Vietnam
Business Description — Mong Duong 2 is a 1,242 MW gross coal-fired plant located in the Quang Ninh Province of Vietnam and was constructed under a BOT service concession agreement expiring in 2040. This is the first coal-fired BOT plant using pulverized coal-fired boiler technology in Vietnam. The BOT company has a PPA with EVN and a Coal Supply Agreement with Vinacomin, both expiring in 2040.
On November 29, 2023, AES executed an agreement to sell its entire 51% interest in the Mong Duong 2 plant. The sale is expected to close by the end of 2025, subject to customary approvals, including from the Government of Vietnam and the minority partners in Mong Duong 2.
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
In September 2019 we received a formal approval as the government-mandated investor with 100% equity ownership in the Son My 2 CCGT project and executed a statutory memorandum of understanding with Vietnam’s Ministry of Industry and Trade to continue developing the Son My 2 CCGT project under Vietnam’s Build-Operate-Transfer legal framework. In October 2019, we received formal approval as a government-mandated investor in the Son My LNG terminal project in partnership with PetroVietnam Gas. In September 2021, we signed the joint venture agreement with PetroVietnam Gas and established Son My LNG Terminal LLC in April 2022. In July 2023, Son My LNG Terminal LLC received approval of investment policy and as the government-approved investor from the Binh Thuan Provincial People’s Committee. The Son My 2 CCGT project will utilize the Son My LNG terminal project and will be its anchor customer.
AES Mexico
Business Description — The TEG and TEP pet coke-fired plants, located in Tamuin, San Luis Potosi, supply power to their offtakers under long-term PPAs expiring in 2027 with a 90% availability guarantee. TEG and TEP secure their fuel under a long-term contract. TEG and TEP are in the migration process from the Legacy market to the New Electric Industry law. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—Mexico Migration and Wheeling Tariffs for further discussion of the migration process.
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
•changes in the methodology to calculate spot energy prices or Locational Marginal Prices, which impacts the excess energy sales to the CFE (see International Energy Markets and Regulatory Environment below) in TEG and TEP under self-supply scheme; and
•improved operational performance and plant availability.

35 | 2023 Annual Report

AES Dominicana
Business Description — AES Dominicana has two operating subsidiaries within the Energy Infrastructure SBU, Andres and Los Mina, both of which are owned 65% by AES. With a total of 697 MW of installed capacity, AES provides 12% of the country's capacity and supplies approximately 16% of the country's energy demand via these generation facilities. 668 MW was predominantly contracted until 2022 with government-owned distribution companies and large customers, and have been contracted back with the distribution companies in January 2023.
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
AES has a strategic partnership with the Estrella and Linda Groups ("Estrella-Linda"), two leading Dominican industrial groups that manage a diversified business portfolio. In December 2023, AES completed the sale of an additional 10% ownership interest in AES Dominicana to the existing partners and a 10% interest to Grupo Popular's subsidiary, AFI Popular, selling 20% ownership interest in total. After this transaction, AES' ownership interest in AES Dominicana is 65%.
AES Dominicana has entered into a new long-term LNG purchase contract through the second half of 2034 to cover the expected dispatch for Andres and Los Mina. Andres has long-term contracts to sell regasified LNG to industrial users and third party power plants within the Dominican Republic, thereby capturing demand from industrial and commercial customers and for other power generation companies that had switched their operations to natural gas.
AES partnered with Energas in a joint venture to operate the 50 km Eastern Pipeline from February 2020. The joint venture also developed an expanded LNG facility of 120,000 cubic meters, including additional storage, regasification, and truck loading capacity, which reached COD in the fourth quarter of 2023.
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
AES Bulgaria
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
The DG Comp is reviewing NEK’s PPA with AES Maritza pursuant to the European Union’s state aid rules. AES Maritza believes that its PPA is legal and in compliance with all applicable laws. For additional details see Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Regulatory of this Form 10-K.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•regulatory changes in the Bulgarian power market;
•results of the DG Comp review;
•availability and load factor of the operating units; and
•NEK's ability to meet the payment terms of the PPA contract with Maritza.
AES Panama
Business Description — AES owns and operates a natural gas-fired power plant with 381 MW of generation

36 | 2023 Annual Report

capacity. Furthermore, AES operates an LNG regasification facility, a 180,000 cubic meter storage tank, and a truck loading facility. In December 2023, AES completed the sale of 35% ownership interest in Colon to Grupo Linda and Grupo Estrella, our current minority partners in AES Dominicana. After this transaction, AES' ownership interest is 65% in both assets.
Our thermal asset in Panama has PPAs with distribution companies for a total contracted capacity of 350 MW expiring in August 2028, which matches the term of the LNG supply agreement of such thermal assets. The LNG supply contract has enough flexibility to divert volumes to the Dominican Republic, which increases the connectivity of our two onshore terminals and allows to optimize the LNG position of the portfolio. Colon LNG Marketing continues developing the LNG market in Latin America, with clients already established in Panama and Colombia. Additional efforts are being undertaken in Costa Rica, other Central America regions, and Caribbean islands, mainly focusing on small scale LNG logistics.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•changes in hydrology, which impacts the spot prices and exposes the business to variability in the cost of replacement power;
•fluctuations in commodity prices, mainly fuel oil and natural gas, which affect the cost of thermal generation and spot prices;
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
AES Jordan
Business Description — In Jordan, AES has a 37% controlling interest in Amman East, a 472 MW oil/gas-fired plant fully contracted with the national utility under a 25-year PPA expiring in 2033, and a 36% controlling interest in the IPP4 plant, a 250 MW oil/gas-fired peaker plant fully contracted with the national utility until 2039. We consolidate the results in our operations as we have a controlling interest in these businesses.
On November 10, 2020, AES executed a sale and purchase agreement to sell approximately 26% effective ownership interest in both the Amman East and IPP4 plants. The sale is expected to close in the first half of 2024 subject to customary closing conditions, including lender consents and regulatory approvals.

37 | 2023 Annual Report

New Energy Technologies

Investing in innovative technologies

Key investments:

FLUENCE
A Siemens and AES Company

uplight

5B

Fluence Energy Storage To-Date

8,700 MW
3,600
5,100
Awarded MW
Delivered MW

Key events in 2023

- Fluence hit milestone of 20 GWh deployed and contracted globally
- Achieved first monetization of the innovation portfolio, netting $156 million in proceeds from 4% Fluence equity stake sale in December 2023

Strategic outlook

- Fluence total contracted backlog of 14.3 GW (5.1 GW in energy storage, 3.5 GW in service contracts, and 5.7 GW in digital contracts)
- Uplight positioned for expansion in partners & programs, along with an enhanced ability to create/ manage energy grids after AutoGrid acquisition

New Energy Technologies
Our New Energy Technologies SBU includes investments in new and innovative technologies, designed to both strengthen the competitive advantage of AES' core businesses and enable the growth of new green businesses. This segment includes ownership stakes in third-party platforms, as well as new initiatives developed internally. It includes investments in Fluence, Uplight, and 5B, as well as our green hydrogen initiatives. We are a leader in developing green hydrogen and we are pursuing multiple projects across our geographies with total potential installed electrolyzer capacity of up to 1,200 metric tons/day by 2030.
Fluence and Uplight are unconsolidated entities and their results are reported in Net equity in losses of affiliates on our Consolidated Statements of Operations. 5B is accounted for using the measurement alternative and AES will record income or loss only when it receives dividends from 5B or when there is a change in the observable price or an impairment of the investment.
Fluence
Business Description — Fluence, created in 2018 as a joint venture by AES and Siemens AG, is a global energy storage technology and services company aligned with the AES strategy to drive decarbonization of the electric sector. Fluence is a leading global provider of energy storage products and services and artificial intelligence (AI)-enabled digital applications for renewables and storage.
On November 1, 2021, Fluence Energy, Inc. completed its IPO, generating primary proceeds of approximately $936 million, after expenses, and is listed on Nasdaq under the symbol "FLNC". AES owns Class B-1 common stock, entitling AES to five votes per share held, and continues to hold its economic interest in the operating subsidiary of Fluence Energy, Inc. AES' economic interest in Fluence is currently 29%. The Company continues to account for Fluence as an equity method investment.
Key Financial Drivers — Fluence's financial results are driven by the growth in its product revenue, an efficient cost structure that is expected to benefit from increased scale, and profit margins on customer contracts. Fluence’s pipeline of potential projects is global.

38 | 2023 Annual Report

Development Strategy — The grid-connected energy storage sector is expanding rapidly. By incorporating energy storage across the electric power network, utilities and communities around the world will optimize their infrastructure investments, increase network flexibility and resiliency, and accelerate cost-effective integration of renewable electricity generation. According to the 2H 2023 Energy Storage Market Outlook published by BloombergNEF in October 2023, the global energy storage market is growing at a 27% compound annual growth rate to 2030, with annual additions reaching 110 GW/372 GWh, or 2.6x expected 2023 gigawatt installations. Additional growth opportunities exist in the provision of operational and maintenance services associated with energy storage products, as well as the provision of digital applications and solutions to improve performance and economic output. Fluence is positioned to be a leading participant in this growth, with 3.6 GW of energy storage assets deployed and 5.1 GW of contracted backlog, with a gross global pipeline of 13.2 GW as of December 31, 2023.
Uplight
Business Description — The Company holds an equity interest in Uplight as part of its digitization and growth strategy. Uplight offers a comprehensive digital platform for utility customer engagement. Uplight provides software and services to approximately 70 of the leading electric and gas utilities, principally in the U.S., with the mission of motivating and enabling energy users and providers to transition to a clean energy ecosystem. Uplight's solutions form a unified, end-to-end customer energy experience system that delivers innovative energy efficiency, demand response, and clean energy solutions quickly. Utility and energy company leaders rely on Uplight and its customer-focused digital energy experiences to improve customer satisfaction, reduce service costs, increase revenue, and reduce carbon emissions.
At December 31, 2023 the Company held a 29.4% ownership interest in Uplight. On February 9, 2024, another shareholder was issued additional shares in Uplight as a result of contributing a business and $40 million in cash to Uplight. The business contributed is AutoGrid, a market leader in the fast-growing Virtual Power Plant ("VPP") space. As a result of the additional shares issued to the other shareholder, AES' interest was diluted to approximately 25%. Uplight continues to be accounted for as an equity method investment.
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
5B
Business Description — The Company has a strategic investment in 5B, a solar technology innovator with the mission to accelerate the transformation of the world to a clean energy future. 5B's technology design enables solar projects to be installed up to three times faster, while allowing for up to two times more energy within the same footprint and can sustain higher wind speeds than traditional solar plants.
Key Financial Drivers — 5B is accounted for under the measurement alternative and AES will record income or loss only when it receives dividends from 5B or when there is a change in the observable price or an impairment of the investment.
Development Strategy — In addition to a large global market for third party projects, we believe there is an addressable market of nearly 5 GW across our development pipeline. As of December 31, 2023, 5B has achieved sales orders of over 250 MW. AES expects to utilize this technology in conjunction with ongoing automation and digital initiatives to speed up delivery time and lower costs. 5B technology has been deployed at multiple locations in AES for a total of 23 MW across five projects in Panama, Chile, El Salvador, and the U.S., with future deployments expected across markets in the AES portfolio.

39 | 2023 Annual Report

International Energy Markets and Regulatory Environment
Chile
The Chilean electricity industry is divided into three business segments: generation, transmission, and distribution. Private companies operate in all three segments, and generators can enter into PPAs to sell energy to regulated and unregulated customers, as well as to other generators in the spot market.
Chile operates in a single power market, referred to as the SEN, which is managed by the grid operator CEN. The SEN has an installed capacity of 31,466 MW, and represents 99% of the installed generation capacity of the country.
CEN coordinates all generation and transmission companies in the SEN. CEN minimizes the operating costs of the electricity system, while maximizing service quality and reliability requirements. CEN dispatches plants in merit order based on their variable cost of production, allowing for electricity to be supplied at the lowest available cost. In the south-central region of the SEN, thermoelectric generation is required to fulfill demand not satisfied by hydroelectric, solar, and wind output and is critical to provide reliable and dependable electricity supply under dry hydrological conditions in the highest demand area of the SEN. In the northern region of the SEN, which includes the Atacama Desert, thermoelectric capacity represents the majority of installed capacity. The fuels used for thermoelectric generation, mainly coal, diesel, and LNG, are indexed to international prices. In 2023, the installed generation capacity in the Chilean market was composed of 42% thermoelectric, 23% hydroelectric, 21% solar, 13% wind, and 1% other fuel sources.
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
All generators can sell energy through contracts with regulated distribution companies or directly to unregulated customers. Customers whose connected demand capacity is higher than 5 MW are excluded from the regulated market and are referred to as unregulated customers. Customers with connected capacity between 0.5 MW and 5 MW can opt for regulated or unregulated contracts for a minimum period of four years. By law, both regulated and unregulated customers are required to purchase all electricity under contracts. Generators may also sell energy to other power generation companies on a short-term basis at negotiated prices outside the spot market. Electricity prices in Chile are denominated in USD, although payments are made in Chilean pesos.
Dominican Republic
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
The Dominican Republic has one main interconnected system with 5,640 MW of installed capacity, composed of thermal (70%), hydroelectric (11%), wind (7%), and solar (12%).

40 | 2023 Annual Report

El Salvador
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
•The General Superintendence of Electricity and Telecommunications regulates the market and sets consumer prices, and, jointly with the distribution companies in El Salvador, developed the tariff calculation applicable from 2023 until 2027.
AES El Salvador distribution rates are regulated by SIGET and are established through a traditional cost-based rate-setting process. AES El Salvador is permitted to recover its costs of providing distribution service as well as earn a regulated rate of return on assets, determined by the regulator, based on the utility's allowed regulated asset base, capital structure, and cost of capital. El Salvador has a national electric grid that interconnects directly with Guatemala and Honduras, allowing transactions with all Central American countries. The sector has approximately 2,459 MW of installed capacity, composed of thermal (55%), hydroelectric (22%), solar (9%), biomass (12%), and wind (2%) generation plants.
Bulgaria
The electricity sector in Bulgaria is regulated by the Bulgarian Energy Act, which has been amended in November 2023 in order to fulfill a commitment by Bulgaria to the European Commission to fully liberalize its electricity market by the end of 2025. The Bulgarian electricity market allows both regulated and competitive segments until the end of 2025. From 2026 onwards, the regulated segment is expected to cease to exist. NEK will retain its capacity as the public provider of electricity until the end of June 2024, under which NEK acts as a single buyer and seller for all regulated transactions on the market. From July 2024 onwards, Bulgarian distribution companies serving the regulated market will source their electricity needs exclusively from the competitive segment of the market. Electricity outside the regulated market trades on one of the platforms of the Independent Bulgarian Electricity Exchange day-ahead market, intra-day market, or bilateral contracts market.
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
Panama
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

41 | 2023 Annual Report

Panama's current total installed capacity is 4,134 MW, composed of hydroelectric (45%), thermal (32%), solar (15%), and wind (8%) generation.
Mexico
Mexico's main electrical system is called the National Interconnected System ("SIN"), which geographically covers an area from Puerto Peñasco, Sonora to Cozumel, Quintana Roo. Mexico also has three isolated electrical systems: (1) the Baja California Interconnected System, which is interconnected with the western interconnection; (2) the Baja California Sur Interconnected System; and (3) the Mulegé Interconnected System, a very small electrical system. All three are isolated from the SIN and from each other. The Mexican power industry comprises the activities of generation, transmission, distribution, and commercialization segments, considering transmission and distribution to be exclusive state services.
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
Mexico has an installed capacity totaling 87 GW with a generation mix composed of thermal (65%), hydroelectric (14%), wind (8%), solar (8%), and other fuel sources (5%).
Brazil
In Brazil, electricity production is predominantly renewable, with emphasis on hydroelectric plants, although there has been a significant advancement in intermittent renewable sources. The National Interconnected System (SIN) consists of four subsystems: South, Southeast/Midwest, Northeast and North regions. The interconnection of the systems through the transmission grid provides for the transfer of energy between subsystems, gaining synergies from the diversity of hydrological regimes of the basins, and allowing the market to be served safely and economically.
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
Brazil has installed capacity of 201 GW, composed of hydroelectric (55%), thermoelectric (23%), renewable (21%), other sources (1%). Operation is centralized and controlled by the national operator, ONS, and regulated by the Brazilian National Electric Energy Agency ("ANEEL"). The ONS dispatches generators based on their marginal cost of production and on the risk of system rationing. Key variables for the dispatch decision are forecasted hydrological conditions, reservoir levels, electricity demand, fuel prices, and thermal generation availability.
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
Brazil Indirect Tax Reform — On December 20, 2023, Constitutional Amendment 132 was enacted and overhauls the federal, state, and local indirect taxes on consumption and transactions in Brazil. This amendment is

42 | 2023 Annual Report

the fundamental pillar of the broad Tax Reform which also requires a Complementary Law to the Constitution (LC), to be proposed in 2024.
Based on the amendment, the new tax model will eliminate all indirect taxes and create a dual VAT (federal and state/municipal), plus a federal excise tax (no impact is expected in AES Brasil businesses). The combined rate of the dual VAT is expected to be between 25% and 27% and aligns VAT input credits to amounts charged by suppliers and the tax-on-tax cascading effect for the collection at the location of the final consumer. Additionally, the indirect taxes incentive regime for infrastructure development ("REIDI") will be extinguished in 2027, but a new form of exemption for capital goods will be addressed in a Complementary Law.
The transition period to the new tax model will last 7 years (starting in 2026 and ending in 2032), during which two tax systems will coexist, with old and new taxes collected in parallel. Furthermore, the proposal requires the Executive Branch to send to the National Congress the Income Tax Reform bill of law within 90 days after the constitutional amendment takes effect. If this second phase of the tax reform is approved in 2024, it will take effect in 2025.
Argentina
Argentina has one main power system, the SADI, which serves 91% of the country. As of December 31, 2023, the installed capacity of the SADI totaled 43,774 MW. The SADI's installed capacity is composed primarily of thermoelectric generation (59%) and hydroelectric generation (26%), as well as wind (8%), nuclear (4%), and solar (3%).
Thermoelectric generation in the SADI is fueled primarily by natural gas. However, scarcity of natural gas during winter periods (June to August) due to transport constraints results in the use of alternative fuels, such as oil and coal. The SADI is also highly reliant on hydroelectric plants. Hydrological conditions impact reservoir water levels and largely influence the dispatch of the system's hydroelectric and thermoelectric generation plants and, therefore, influence market costs. Precipitation in Argentina occurs principally from May to October.
The Argentine regulatory framework divides the electricity sector into generation, transmission, and distribution. The wholesale electric market is comprised of generation companies, transmission companies, distribution companies, and large customers who are permitted to trade electricity. Generation companies can sell their output in the spot market or under PPAs. CAMMESA manages the electricity market and is responsible for dispatch coordination. The Electricity National Regulatory Agency is in charge of regulating public service activities and the Secretariat of Energy regulates system framework and grants concessions or authorizations for sector activities. In Argentina, there is a tolling scheme in which the regulator establishes prices for electricity and defines fuel reference prices. For the energy sold in the spot market, generators are compensated for fixed costs and non-fuel variable costs, under prices mainly denominated in Argentine pesos and CAMMESA is in charge of providing the natural gas and liquid fuels required by the generation companies, except for coal. For the energy sold under PPAs (as Energía PLUS from TermoAndes) the generators buy their required fuel at a reference price established by the regulator. As a result, our businesses are particularly sensitive to changes in regulation.
The expansion of renewable capacity in the system is promoted by allowing the new power plants to sign contracts either with CAMMESA through the RenovAr program or directly by trading energy in the private market.
During 2023, although the government increased prices to the end user, subsidies and the system deficit also increased. By December 2023, distribution companies recovered an average 47% of the total cost of the system.
In past years, AES Argentina contributed certain accounts receivable to fund the construction of three power plants under FONINVEMEM agreements. These receivables accrue interest and are collected in monthly installments over 10 years after commercial operation date of the related plant takes place. In 2020, FONINVEMEM I and II installments were fully repaid and in 2021 the ownership interests in Termoeléctrica San Martín and Termoeléctrica Manuel Belgrano were defined after the incorporation of the National Government as majority shareholder. The transfer of the power plants to these companies has not yet occurred. FONINVEMEM III is related to Termoeléctrica Guillermo Brown, which began operations in April 2016, and the installments are still being collected. AES Argentina will receive a pro rata ownership interest in this plant, which shall not be greater than 30%, once the accounts receivables have been fully repaid. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Long-Term Receivables and Note 7.—Financing Receivables in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further discussion of receivables in Argentina.
In 2022 and 2023, the Argentine peso devalued against the USD by approximately 42% and 78%, respectively, and Argentina’s economy continued to be highly inflationary. Since September 2019, currency controls

43 | 2023 Annual Report

have been established to govern the devaluation of the Argentine peso and keep Argentine central bank reserves at acceptable levels.
Colombia
Electricity supply in Colombia is concentrated in one main system, the SIN, which encompasses one-third of Colombia's territory, providing electricity to 97% of the country's population. The SIN's installed capacity, primarily hydroelectric (66%), thermal (30%) and other renewables (4%), totaled 19,942 MW as of December 31, 2023. The marked seasonal variations in Colombia's hydrology result in price volatility in the short-term market. In 2023, 74% of total energy demand was supplied by hydroelectric plants.
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
Vietnam
The Ministry of Industry and Trade in Vietnam is primarily responsible for formulating a program to restructure the power industry, developing the electricity market, and promulgating electricity market regulations. The fuel supply is owned by the government through Vinacomin, a state-owned entity, and PetroVietnam.
The Vietnam power market is divided into three regions (North, Central, and South), with total installed capacity of approximately 80 GW. The fuel mix in Vietnam is composed primarily of coal (33%), hydropower (28%) and renewables, including solar, wind, and biomass (27%). EVN, the national utility, owns 37% of installed generation capacity.
The government is in the process of realigning EVN-owned companies into three different independent operations in order to create a competitive power market. The first stage of this realignment was the implementation of the Competitive Electricity Market, which has been in operation since 2012. The second stage was the introduction of the Electricity Wholesale Market, which has been in operation since the beginning of 2019. The third and final stage impacts the Electricity Retail Market. The reforms are currently in development. BOT power plants will not directly participate in the power market; alternatively, a single buyer will bid the tariff on the power pool on their behalf.
Puerto Rico
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
Puerto Rico's electricity is 93% produced by thermal plants (51% from petroleum, 33% from natural gas, and 9% from coal), while the remaining 7% is supplied by renewable resources (wind and solar).
Jordan
The Jordan electricity transmission market is a single-buyer model with the state-owned National Electric Power Company ("NEPCO") responsible for transmission. NEPCO generally enters into long-term PPAs with IPPs to fulfill energy procurement requests from distribution utilities.

44 | 2023 Annual Report

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
CSAPR — CSAPR addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment of, or interference with maintenance of, any NAAQS. The CSAPR required significant reductions in SO2 and NOX emissions from power plants in many states in which subsidiaries of the Company operate. The Company is currently required to comply with the CSAPR in certain states, including in Indiana and Maryland. The CSAPR is implemented in part through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the EPA. The Company complies with CSAPR through operation of existing controls and purchases of allowances on the open market, as needed.
In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS ("CSAPR Update Rule"). Following legal challenges related to the CSAPR Update Rule, on April 30, 2021, the EPA issued the Revised CSAPR Update Rule. The Revised CSAPR Update Rule required affected electric generating units ("EGUs") within certain states (including Indiana and Maryland) to participate in a new trading program, the

45 | 2023 Annual Report

CSAPR NOx Ozone Season Group 3 trading program. These affected EGUs received fewer NOx Ozone Season allowances beginning in 2021.
On June 5, 2023, the EPA published a final Federal Implementation Plan ("FIP") to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule establishes a revised CSAPR NOx Ozone Season Group 3 trading program for 22 states, including Indiana and Maryland and became effective during 2023. The FIP also includes enhancements to the revised Group 3 trading program, which include a dynamic budget setting process beginning in 2026, annual recalibration of the allowance bank to reflect changes to affected sources, a daily backstop emissions rate limit for certain coal-fired electric generating units beginning in 2024, and a secondary emissions limit prohibiting certain emissions associated with state assurance levels. It is too early to determine the impact of this final rule, but it may result in the need to purchase additional allowances or make operational adjustments.
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
NAAQS — Under the CAA, the EPA sets NAAQS for six principal pollutants considered harmful to public health and the environment, including ozone, particulate matter, NOX, and SO2, which result from fossil-fuel combustion. Areas meeting the NAAQS are designated "attainment areas" while those that do not meet the NAAQS are considered "nonattainment areas." Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS, which may include imposing operating limits on individual plants. The EPA is required to review NAAQS at five-year intervals.
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
In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA and subsequently remanded MATS to

46 | 2023 Annual Report

the EPA without vacatur. On March 6, 2023, the EPA published a final rule reaffirming its 2016 finding that it is appropriate and necessary to regulate emissions under MATS. On April 24, 2023, the EPA published the proposed MATS Residual Risk and Technology Review rule which would lower certain emissions limits and revise certain other aspects of MATS. It is too early to determine the potential impacts of this proposal rule.
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
On October 23, 2015, the EPA's rule establishing NSPS for new electric generating units ("EGUs") became effective, establishing CO2 emissions standards for newly constructed coal-fueled electric generating plants, which reflects the partial capture and storage of CO2 emissions from the plants. The EPA also promulgated NSPS applicable to modified and reconstructed electric generating units, which will serve as a floor for future BACT determinations for such units. The NSPS could have an impact on the Company's plans to construct and/or modify or reconstruct electric generating units in some locations. On December 20, 2018, the EPA published proposed revisions to the final NSPS for new, modified, and reconstructed coal-fired electric utility steam generating units proposing that the best system of emissions reduction for these units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and sub-critical steam conditions for smaller units, and not partial carbon capture and sequestration, as was finalized in the 2015 final NSPS. The EPA did not include revisions for natural-gas combined cycle or simple cycle units in the December 20, 2018 proposal. Legal challenges to the GHG NSPS are being held in abeyance at this time. On May 23, 2023, the EPA published a proposed rule that would establish CO2 emissions limits for certain new fossil-fuel fired stationary combustion turbines that commence construction or are modified after May 23, 2023.
On July 8, 2019, the EPA published the final Affordable Clean Energy ("ACE") Rule which would have established CO2 emission rules for existing power plants under CAA Section 111(d) and would have replaced the EPA's 2015 Clean Power Plan Rule ("CPP"). However, on January 19, 2021, the D.C. Circuit vacated and remanded the ACE Rule. Subsequently, on June 30, 2022, the Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion, holding that the “generation shifting” approach in the CPP exceeded the authority granted to the EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 Supreme Court decision, on October 27, 2022, the D.C. Circuit issued a partial mandate, holding pending challenges to the ACE Rule in abeyance. On May 23, 2023, the EPA published a proposed rule that would vacate the ACE Rule, establish emissions guidelines in the form of CO2 emissions limitations for certain existing EGUs and would require states to develop State Plans that establish standards of performance for such EGUs that are at least as stringent as the EPA’s emissions guidelines. Depending on various EGU-specific factors, the bases of proposed emissions guidelines range from routine methods of operation to carbon capture and sequestration or co-firing low-GHG hydrogen starting in the 2030s. It is too early to determine the potential impact of the proposed rule and the results of further proceedings and potential future greenhouse gas emissions regulations remain uncertain, but could be material.
On January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement effective February 19, 2021. In addition, in November 2023, the international community gathered at the 28th Conference to the Parties on the UN Framework Convention on Climate Change ("COP28"). The Parties agreed to non-binding language calling on countries to transition away from fossil fuels in energy systems to achieve net zero emissions by 2050.
As such, there is some uncertainty with respect to the impact of GHG rules. The GHG BACT requirements will not apply at least until we construct a new major source or make a major modification of an existing major source, and the NSPS for new EGUs will not require us to comply with an emissions standard until we construct a new electric generating unit. We do not have any planned major modifications of an existing source or plans to construct a new major source at this time which are expected to be subject to these regulations. Furthermore, the EPA, states, and other utilities are still evaluating potential impacts of the GHG regulations in our industry. In light of these uncertainties, we cannot predict the impact of the EPA’s current and future GHG regulations on our consolidated results of operations, cash flows, and financial condition.

47 | 2023 Annual Report

Due to the future uncertainty of these regulations and associated litigation, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the cost to comply with a new Section 111(d) Rule, should it be implemented in a prior or a substantially similar form, could be material. The GHG NSPS for new EGUs remains in effect at this time, and, absent further action from the EPA that rescinds or substantively revises the NSPS, it could impact any Company plans to construct and/or modify or reconstruct electric generating units in some locations, which may have a material impact on our business, financial condition, or results of operations.
Cooling Water Intake — The Company's facilities are subject to a variety of rules governing water use and discharge. In particular, the Company's U.S. facilities are subject to the CWA Section 316(b) rule issued by the EPA effective in 2014 that seeks to protect fish and other aquatic organisms drawn into cooling water systems at power plants and other facilities. These standards require affected facilities to choose among seven best technology available ("BTA") options to reduce fish impingement. In addition, certain facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. It is possible that this process, which includes permitting and public input, could result in the need to install closed-cycle cooling systems (closed-cycle cooling towers), or other technology. Finally, the standards require that new units added to an existing facility to increase generation capacity are required to reduce both impingement and entrainment. It is not yet possible to predict the total impacts of this final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material.
Power plants are required to comply with the more stringent of state or federal requirements. At present, the California state requirements are more stringent and have earlier compliance dates than the federal EPA requirements, and are therefore applicable to the Company's California assets. Certain OTC units were required to be retired in 2019 to provide interconnection capacity and/or emissions credits prior to startup of the new generating units at AES Alamitos and AES Huntington Beach. AES Southland's current plan is to comply with the SWRCB OTC Policy by shutting down and permanently retiring all remaining generating units that utilize OTC by the compliance dates included in the OTC Policy. Following earlier extensions, in 2021, the AES Redondo Beach compliance date was extended to December 31, 2023 and there is currently no plan to replace the OTC generating units at AES Redondo Beach following their retirement effective January 1, 2024. Following earlier extensions, on August 15, 2023, the State Water Board considered the SACCWIS recommendation and adopted an amendment to the OTC Policy that established a final compliance date of December 31, 2026 for AES Alamitos and AES Huntington Beach. These extensions are contingent upon the facilities participating in the Strategic Reserve established by California Assembly Bill, AB 205, which addresses grid reliability risks from extreme events.
Water Discharges — In June 2015, the EPA and the U.S. Army Corps of Engineers ("the Agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." (“WOTUS”) rule. WOTUS defines the geographic reach and authority of the Agencies to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the appropriate standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (“Decision”) in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. This decision provides a standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, under this decision, wetlands that do not have a continuous surface connection with traditional interstate navigable water are not federally jurisdictional.
On September 8, 2023, the Agencies published final rule amendments in the Federal Register to amend the final “Revised Definition of ‘Waters of the United States’” rule. This final rule amendment conforms the definition to the definition adopted in the Decision. The Agencies have amended key aspects of the regulatory text to conform the rule to the Decision. It is too early to determine whether the outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over WOTUS may have a material impact on our business, financial condition, or results of operations.
In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas desulfurization wastewater. Operational practices and/or wastewater treatment technologies already installed and operated at U.S. businesses met the requirements of these rules. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on

48 | 2023 Annual Report

March 29, 2023, the EPA published a proposed rule revising the 2020 Reconsideration Rule. The proposed rule would establish new best available technology economically achievable effluent limits for flue gas desulfurization wastewater, bottom ash treatment water, and combustion residual leachate. It is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.
On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a CWA permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source, such as groundwater. The Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. A number of legal cases relevant to determination of "functional equivalent" are ongoing in various jurisdictions. On November 27, 2023, the EPA issued a draft guidance addressing how the Supreme Court decision would be applied to the NPDES permit program as it relates to functional equivalent discharge. It is too early to determine whether the Supreme Court decision or the result of litigation to "functional equivalent" may have a material impact on our business, financial condition, or results of operations.
Waste Management — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating CCR landfills and CCR surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements, and post-closure care. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act ("WIN Act") was signed into law. This includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. If this rule is finalized before Indiana or Puerto Rico establishes a state-level CCR permit program, AES CCR units in those locations could eventually be required to apply for a federal CCR permit from the EPA. The EPA has indicated that it will implement a phased approach to amending the CCR Rule, which is ongoing. On January 11, 2022, the EPA released the first in a series of proposed and final determinations regarding CCR Part A Rule demonstrations and compliance-related letters notifying certain facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.
On May 18, 2023, the EPA published a proposed rule that would expand the scope of CCR units regulated by the CCR Rule to include inactive surface impoundments at inactive generating facilities as well as additional inactive and closed landfills and certain other accumulations of CCR. It is too early to determine the outcome of this proposed rule and any potential impact.
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
International Environmental Regulations
Chile
Chilean law requires all electricity generators to supply a certain portion of their total contractual obligations with NCRE. Generation companies are able to meet this requirement by building NCRE generation capacity (wind, solar, biomass, geothermal, and small hydroelectric technology) or purchasing NCREs from qualified generators. Non-compliance with the NCRE requirements will result in fines. AES Andes currently fulfills the NCRE requirements by utilizing AES Andes' solar, wind, and biomass power plants.
Since 2017, emissions of particulate matter, SO2, NOX, and CO2 are monitored for plants with an installed capacity over 50 MW; these emissions are taxed. In the case of CO2, the tax is equivalent to $5 per ton emitted. Certain PPAs have clauses allowing the Company to pass the green tax costs to unregulated customers, while some distribution PPAs do not allow for the pass through of these costs. During 2021, the Chilean General Water Direction, as part of the Ministry of Public Works, established the obligation to install and maintain effective

49 | 2023 Annual Report

monitoring systems for water withdrawal. The Company is currently implementing these systems in the power plants for which they are required.
During 2022, new regulations associated with enviromental monitoring requirements were published, including Law 21,455, which is the framework on climate change; the Ventanas power plant new Operational Plan; emission standards for back up generators; and recently enacted Law 21,505, which promotes electric energy storage and electromobility.
During 2023, increasingly demanding environmental regulations have been issued, which will require adjustments in controls throughout the life cycle of any investment project, that is, in the development, construction and operation phase. Environmental prevention and management models must be adjusted to prevent behaviors that could be considered environmental crimes, as well as investments performed to comply with new regulatory standards.
In this context, the following regulations were enacted:
•Law No 21.595: Economic and Environmental Crimes Law, which includes the regulation of crimes of attacks against the environment, establishing effective prison sentences in addition to the financial responsibility of companies.
•Law No. 21,600 creates the Biodiversity and Protected Areas Service; and
•Decree No. 1/2022 Establishes the Emission Standard for Artificial Lighting generated by outdoor lighting, which changes the level of applicability of its requirements, expanding its scope of application at the national level and contemplating some stricter limits for protected areas.
In the coming months the following regulations are expected to be published:
•New emission standards for thermoelectric power plants (standard under review since 2020);
•New noise emission standard for fixed sources (under review since 2019); and
•A modification to the System Regulations.
AES Andes and its subsidiaries are undergoing administrative environmental sanctions processes. The compliance program associated with the Ventanas power plant is being executed. The Angamos power plant is currently undergoing an environmental review process of its Environmental permit (RCA in Chile). See Item 3.—Legal Proceedings in this Form 10-K for further discussion.
Bulgaria
In July 2020, the EU approved the Next Generation EU ("NGEU") recovery instrument, which aims at mitigating the economic and social impact of the COVID-19 pandemic and making European economies and societies more sustainable. The main funding component of NGEU is the EU’s Recovery and Resilience Facility ("RRF"). In November 2023, the European Commission approved an amended version of Bulgaria's Recovery and Resilience Plan ("RRP") that describes the reforms and investments which Bulgaria wishes to make with the support of the RRF. In its RRP, Bulgaria commits to designing a coal phase-out plan aiming at retiring coal-fired power plants by 2038.
The plan includes a 40% reduction in carbon emissions by the end of 2025 and a ceiling on carbon emissions from 2026 onwards. The mechanism to achieve the target is undefined and the potential impact to Maritza's revenues is expected to be limited.
Brazil
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

50 | 2023 Annual Report

In addition, the monitoring and control of reservoir edges is carried out through continuous inspections by the technical team of the Center of Monitoring of Reservoirs ("CMR") through a system of detection of changes, satellite images, aerophotogrammetric surveys, and field inspections.
Argentina
Argentina has agreed to commitments made by the international community ratified in the Paris Agreement and in Law 27,270 passed in September 2016.
In October 2015, Law 27,191 was passed, seeking to create a successful framework for the development of renewable energy. This law set an objective of 8% renewable energy by 2017 and 20% by 2025 and also introduced tax exemptions for importing equipment used in the construction of renewable energy projects in addition to other tax benefits. This framework fostered AES Argentina's construction of Vientos Bonaerenses and Vientos Neuquinos power plants, which are fully contracted with public and private customers in the long term.
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
Colombia
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
In 2023, the ANLA begun the review of the reference terms for environmental impact studies and is working on a reform to the procedure for licensing process for non-conventional renewable energy projects. The following is highlighted in the regulatory proposal, which is expected to be processed during the first half of 2024:
•All renewable energy projects would be licensed by ANLA.
•The implementation of a new instrument called the Environmental Baseline, which would be used for decision-making regarding the development of Renewable Energy Projects.
•Photovoltaic electricity generation projects that are developed on land classified as suburban, according to municipal planning plans, would not request an environmental license.
At the end of 2023, AES Colombia obtained the environmental license, issued by the ANLA, for the 500 kV line to connect the Guajira pipeline projects. Currently, AES Colombia has obtained environmental licenses for 406 MW of wind projects in Guajira.
Customers
We sell to a wide variety of customers. No individual customer accounted for 10% or more of our 2023 total revenue. In our generation business, we own and/or operate power plants to generate and sell power to wholesale customers such as utilities and other intermediaries. Our utilities sell to end-user customers in the residential, commercial, industrial, and governmental sectors in a defined service area.
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
As of December 31, 2023, the Company and its subsidiaries had approximately 9,600 full time/permanent employees.

51 | 2023 Annual Report

As of December 31, 2023, approximately 30% of our U.S. employees were subject to collective bargaining agreements. Collective bargaining agreements between us and these labor unions expire at various dates ranging from 2024 to 2026. In addition, certain employees in non-U.S. locations were subject to collective bargaining agreements, representing approximately 50% of the non-U.S. workforce. Management believes that the Company's employee relations are favorable.
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
AES has established a Safety Management System (“SMS”) Global Safety Standard that applies to all AES employees, as well as contractors working in AES facilities and construction projects. The SMS requires continuous safety performance monitoring, risk assessment, and performance of periodic integrated environmental, health, and safety audits. The SMS provides a consistent framework for all AES operational businesses and construction projects to set expectations for risk identification and reduction, measure performance, and drive continuous improvements. The SMS standard is consistent with the OHSAS 18001/ISO 45001 standard, and during 2023 approximately 58% of our locations have elected to formally certify their SMS to the OHSAS 18001/ISO 45001 international standard. AES calculates lost time incident (“LTI”) rates for our employees and contractors based on OSHA standards, based on 200,000 labor hours, which equates to 100 workers who work 40 hours per week and 50 weeks per year. In 2023, there was an 82% increase in LTI cases. In 2023, AES’ LTI Rate was 0.120 for AES People, 0.118 for operational contractors, and 0.076 for construction contractors. In 2023, the Company had one contractor work-related fatality.
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

52 | 2023 Annual Report

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
Executive Officers
The following individuals are our executive officers:
Stephen Coughlin, 52 years old, has served as Executive Vice President and Chief Financial Officer since October 2021. Prior to assuming his current position, he led AES’ Corporate Strategy and Financial Planning teams, and served as the Chair of the Company’s Investment Committee. Prior to that role, he served as the Chief Executive Officer of Fluence. Mr. Coughlin joined AES in 2007 and spent his early years with the company leading Financial Planning & Analysis for AES’s renewables portfolio. Mr. Coughlin is a member of the boards of AES Clean Energy Development Holdings, LLC, AES U.S. Investments, Inc., AES U.S. Generation, LLC, and IPALCO. Mr. Coughlin received a bachelor's degree in commerce and finance from the University of Virginia and a Master of Business Administration degree from the University of California at Berkeley.
Bernerd Da Santos, 60 years old, has served as Executive Vice President and President of the Renewables SBU since June 2023. Previously, Mr. Da Santos held several positions at AES, including Chief Operating Officer and Executive Vice President from December 2017 to July 2023, Chief Operating Officer and Senior Vice President from 2014 to 2017, Chief Financial Officer, Global Finance Operations from 2012 to 2014, Chief Financial Officer of Global Utilities from 2011 to 2012, Chief Financial Officer of Latin America and Africa from 2009 to 2011, Chief Financial Officer of Latin America from 2007 to 2009, Managing Director of Finance for Latin America from 2005 to 2007, and VP and Controller of La Electricidad de Caracas (“EDC”) (Venezuela). Prior to joining AES in 2000, Mr. Da Santos held a number of financial leadership positions at EDC. Mr. Da Santos is a member of the boards of AES Brasil Energia S.A., AES Mong Duong Power Co. Ltd., IPALCO, and Son My LNG Terminal LLC. Mr. Da Santos holds a bachelor’s degree with Cum Laude distinction in Business Administration and Public Administration from Universidad José Maria Vargas, a bachelor’s degree with Cum Laude distinction in Business Management and Finance, and an MBA with Cum Laude distinction from Universidad José Maria Vargas.
Ricardo Manuel Falú, 44 years old, has served as Executive Vice President and Chief Operating Officer since February 2024. Prior to assuming his current position, Mr. Falú was Senior Vice President and Chief Operating Officer since July 2023 and Senior Vice President and Chief Strategy and Commercial Officer since August 2022. Since March 2023, Mr. Falú has also served as President of the New Energy Technologies SBU. Mr. Falú joined AES in 2003 and, prior to his current roles, served as President of the Andes region from January 2022 to August 2022 and Chief Executive Officer of AES Andes from April 2018 to August 2022, which includes AES Chile, AES Colombia, and AES Argentina. Before that, Mr. Falú served as the Chief Financial Officer for the Company's businesses in the Andes region from 2014 to April 2018 and as Chief Financial Officer for the Company's businesses in the Mexico, Central American, and Caribbean region from 2012 to 2014. He is a member of the boards of Fluence Energy, Inc., AES Andes, IPALCO, AES Ohio, and AES Colombia. Prior to joining AES, Mr. Falú worked as an external auditor, accounting analyst, and financial consultant in Argentina. He holds a Certified Public Accountant degree from the Universidad Nacional de Salta in Argentina and an Executive MBA, graduating Summa Cum Laude from the IAE Business School. He also holds a diploma from the Wharton Advanced Management Program, a Certificate in Management from Darden, and has completed other executive financial and management studies at Darden, Wharton, and Harvard.
Paul L. Freedman, 53 years old, has served as Executive Vice President, General Counsel, and Corporate Secretary since February 2021. Prior to assuming his current position, Mr. Freedman was Senior Vice President and General Counsel from February 2018, Corporate Secretary from October 2018, Chief of Staff to the Chief Executive Officer from April 2016 to February 2018, Assistant General Counsel from 2014 to 2016, and from 2007 to 2014 he held a variety of other positions in the AES legal group. Mr. Freedman is a member of the Boards of, AES U.S. Investments, Inc., IPALCO, AES Ohio, and AES Southland Energy Holdings, LLC. Additionally, Mr Freedman is a member of the Boards of the Business Council for International Understanding and the Coalition for Integrity. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International

53 | 2023 Annual Report

Development and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center.
Andrés R. Gluski, 66 years old, has been President, Chief Executive Officer and a member of our Board of Directors since September 2011 and is a member of the Innovation and Technology Committee. Under his leadership, AES has become a world leader in implementing clean technologies, including energy storage and renewable power. Prior to assuming his current position, Mr. Gluski served as Executive Vice President and Chief Operating Officer of the Company from 2007 to 2011. Prior to that role, he served in a number of senior roles at AES, including as Regional President of Latin America and was Senior Vice President for the Caribbean and Central America. He is a member of the Board of Waste Management and serves as Chairman of the Americas Society/Council of the Americas. Mr. Gluski is a magna cum laude graduate of Wake Forest University and holds an M.A. and a Ph.D. in Economics from the University of Virginia.
Tish Mendoza, 48 years old, has served as Executive Vice President and Chief Human Resources Officer since February 2021. Prior to assuming her current position, Ms. Mendoza was Senior Vice President, Global Human Resources and Internal Communications and Chief Human Resources Officer from 2012, Vice President of Human Resources, Global Utilities from 2011 to 2012, Vice President of Global Compensation, Benefits and HRIS, including Executive Compensation, from 2008 to 2011, and acted in the same capacity as the Director of the function from 2006 to 2008. Ms. Mendoza is a member of the boards of IPALCO, Fluence Energy, Inc. and AES Ohio, and sits on AES’ compensation and benefits committees. Prior to joining AES, Ms. Mendoza was Vice President of Human Resources for a product company in the Treasury Services division of JP Morgan Chase and Vice President of Human Resources and Compensation and Benefits at Vastera, Inc, a former technology and managed services company. Ms. Mendoza earned certificates in Leadership and Human Resource Management, and a bachelor’s degree in Business Administration and Human Resources.
Juan Ignacio Rubiolo, 47 years old, has served as Executive Vice President and President of the Energy Infrastructure SBU since March 2023. Prior to assuming his current position, Mr. Rubiolo served as Executive Vice President and President of International Businesses from January 2022 to March 2023, Senior Vice President and President of the MCAC SBU from March 2018 to January 2022, as the Chief Executive Officer of AES Mexico from 2014 to March 2018, and as a Vice President of the Commercial team of the MCAC SBU from 2013 to 2014. Mr. Rubiolo joined AES in 2001 and has worked in AES businesses in the Philippines, Argentina, Mexico, Panama, and the Dominican Republic. Mr. Rubiolo serves on the boards of AES Andes, AES Brasil Energia, and AES Colombia & Cia S.C.A. E.S.P. Mr. Rubiolo has a Science Degree in Business from the Universidad Austral of Argentina, a Master of Project Management from the Quebec University in Canada and has completed the executive business and leadership program at the University of Virginia.
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
Our CEO provided a certification pursuant to Section 303A of the New York Stock Exchange Listed Company Manual on April 27, 2023.
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

54 | 2023 Annual Report

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

55 | 2023 Annual Report

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

56 | 2023 Annual Report

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
The wholesale prices offered for electricity have been volatile in the markets in which we operate due to a variety of factors, including the increased penetration of renewable generation and energy storage resources, low-priced natural gas, demand side management, new regulations and market rules. The levelized cost of electricity from new solar and wind generation sources has decreased substantially over the past decade as solar panel costs and wind turbine costs have declined, while wind and solar capacity factors have increased. These renewable resources have no fuel costs and very low operational costs, while only operating during certain periods of time (daylight) or weather conditions (higher winds). This, combined with changes in oil, gas, and coal pricing, has led to increasingly volatile electricity markets across our markets. Changing weather conditions can also directly impact electricity supply, demand, and generations sources, leading to price volatility.
This trend of volatility in wholesale prices could continue and could have a material adverse impact on the financial performance of our existing generation assets to the extent they currently sell or buy power into the spot market to serve our contracts or will seek to sell power into the spot market once our contracts expire.

57 | 2023 Annual Report

Adverse economic developments in China could have a negative impact on demand for electricity in many of our markets.
The Chinese market has been driving global materials demand and pricing for commodities over the past decade. Many of these commodities are produced in our key electricity markets. After experiencing rapid growth for more than a decade, China’s economy has experienced decreasing foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a significant slowdown in recent years. U.S. tariffs have also had a negative impact on China's economic growth. Further, China's Zero COVID strategy contributed to a significant decrease in GDP growth in 2022 and its GDP growth in 2023 was below growth rates in the years preceding the pandemic. Continued slowing in China’s economic growth, demand for commodities and/or material changes in policy could result in lower economic growth and lower demand for electricity in our key markets, which could have a material adverse effect on our results of operations, financial condition and prospects.
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

58 | 2023 Annual Report

Our renewable energy projects and other initiatives face considerable uncertainties.
Wind, solar, hydrogen, and energy storage projects are subject to substantial risks. Some of these business lines are dependent upon favorable regulatory incentives to support continued investment, and there is significant uncertainty about the extent to which such favorable regulatory incentives will be available in the future. In particular, in the U.S., AES’ renewable energy generation growth strategy depends in part on federal, state and local government policies and incentives that support the development, financing, ownership and operation of renewable energy generation projects, including investment tax credits, production tax credits, accelerated depreciation, renewable portfolio standards, feed-in-tariffs and similar programs, renewable energy credit mechanisms, and tax exemptions. If these policies and incentives are changed or eliminated, or AES is unable to use them, there could be a material adverse impact on AES’ U.S. renewable growth opportunities, including fewer future PPAs or lower prices in future PPAs, decreased revenues, reduced economic returns on certain project company investments, increased financing costs, and/or difficulty obtaining financing.
In addition,new tariffs, duties or other assessments could be imposed on the imports of solar cells, modules, batteries or other equipment utilized in our renewable energy projects.
Any such developments could impede the realization of our U.S. renewables strategy by resulting in, among other items, lack of a satisfactory market for the development and/or financing of our U.S. renewable energy projects, abandoning the development of certain U.S. renewable energy projects, a loss of our investments in the projects, and/or reduced project returns.
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
Additionally, in the U.S., there is a significant backlog of interconnection requests for renewables projects and the average time for receiving interconnection approvals is over four years, with significant variations across projects. There are also severe bottlenecks in the transmission system and the build-out of renewables to meet policy goals for renewable deployment will require substantial upgrades to the transmission network.
In certain cases, our subsidiaries may enter into obligations in the development process even though they have not yet secured financing, PPAs, or other important elements for a successful project. For example, our subsidiaries may instruct contractors to begin the construction process or seek to procure equipment without having

59 | 2023 Annual Report

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

60 | 2023 Annual Report

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

61 | 2023 Annual Report

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
We may incur significant expenditures to adapt our businesses to technological changes.
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

62 | 2023 Annual Report

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

63 | 2023 Annual Report

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
Further, we have a significant equity method investment in Fluence. As a publicly listed company, Fluence is governed by its own Board of Directors, whose members have fiduciary duties to the Fluence shareholders. While we have certain rights to appoint representatives to the Fluence Board of Directors, the interests of the Fluence shareholders, as represented by the Fluence Board of Directors, may not align with our interests or the interests of our securityholders. As of December 31, 2023, Fluence continues to report that a material weakness in its internal control over revenue recognition and related inventory has not yet been remediated. Such material weakness can impact the reliability of the Fluence financial information that we may include as part of our financial information.
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

64 | 2023 Annual Report

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

65 | 2023 Annual Report

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

66 | 2023 Annual Report

Some of our U.S. businesses are subject to the provisions of various laws and regulations administered by FERC, NERC and by state utility commissions that can have a material effect on our operations.
The AES Corporation is a registered electric utility holding company under the PUHCA 2005 as enacted as part of the EPAct 2005. PUHCA 2005 eliminated many of the restrictions that had been in place under the U.S. Public Utility Holding Company Act of 1935, while continuing to provide FERC and state utility commissions with enhanced access to the books and records of certain utility holding companies. PUHCA 2005 also creates additional potential challenges and opportunities. By removing some barriers to mergers and other potential combinations, the creation of large, geographically dispersed utility holding companies is more likely. These entities may have enhanced financial strength and therefore an increased ability to compete with us in the U.S.
FERC strongly encourages competition in wholesale electric markets. Increased market participation may have the effect of lowering our operating margins. Among other steps, FERC has encouraged RTOs and ISOs to develop demand response bidding programs as a mechanism for responding to peak electric demand and has also encouraged the integration of distributed energy resources. These programs may reduce the value of generation assets, particularly utility-scale projects. FERC is also encouraging the construction of new transmission infrastructure in accordance with provisions of EPAct 2005. Although new transmission lines may increase market opportunities, they may also increase the competition in our existing markets. Additionally, the market rules in the wholesale electric markets in which we operate continue to evolve in response to, among other things, increasing penetration by renewable energy resources and energy storage systems. For example, some wholesale electric market regions have either implemented or are considering changes to how resource adequacy or capacity attributes are allocated to intermittent generating resources. These changes could result in lower resource adequacy or capacity attribute revenues for our renewable generating facilities in these regions.
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
Our U.S. utility businesses face significant regulation by their respective state utility commissions. The regulatory discretion is reasonably broad in both Indiana and Ohio and includes regulation as to services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, the increase or decrease in retail rates and charges, the issuance of certain securities, the acquisition and sale of some public utility properties or securities and certain other matters. These businesses face the risk of unexpected or adverse regulatory action which could have a material adverse effect on our results of operations, financial condition, and cash flows. See Item 1.—Business—Utilities SBU.
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

67 | 2023 Annual Report

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
International, federal and various regional and state authorities regulate GHG emissions and have created financial incentives to reduce them. In 2023, the Company's subsidiaries operated businesses that had total CO2 emissions of approximately 34 million metric tonnes, approximately 11 million of which were emitted by our U.S. businesses (both figures are ownership adjusted). The Company uses CO2 emission estimation methodologies supported by "The Greenhouse Gas Protocol" reporting standard on GHG emissions. For existing power generation plants, CO2 emissions data are either obtained directly from plant continuous emission monitoring systems or calculated from actual fuel heat inputs and fuel type CO2 emission factors. This estimate is based on a number of projections and assumptions that may prove to be incorrect, such as the forecasted dispatch, anticipated plant efficiency, fuel type, CO2 emissions rates and our subsidiaries' achieving completion of such construction and development projects. While actual emissions may vary substantially; certain projects under construction or development when completed will increase emissions of our portfolio and therefore could increase the risks associated with regulation of GHG emissions.
There currently is no U.S. federal legislation imposing mandatory GHG emission reductions (including for CO2) that affects our electric power generation facilities; however, in 2015, the EPA promulgated a rule establishing New Source Performance Standards for CO2 emissions for newly constructed and modified/reconstructed fossil-fueled electric utility steam generating units larger than 25 MW and in 2018 proposed revisions to the rule. On May 23, 2023, the EPA published a proposed rule that would establish CO2 emissions limits for certain new fossil-fuel fired stationary combustion turbines that commence construction or are modified after May 23, 2023. In 2019, the EPA promulgated the Affordable Clean Energy (ACE) Rule which would have replaced the EPA's 2015 Clean Power Plan Rule ("CPP"). However, on January 19, 2021, the D.C. Circuit vacated and remanded the ACE Rule. Subsequently, on June 30, 2022, the Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion, holding that the “generation shifting” approach in the CPP exceeded the authority granted to the EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 Supreme Court decision, on October 27, 2022, the D.C. Circuit issued a partial mandate, holding pending challenges to the ACE Rule in abeyance. On May 23, 2023, the EPA published a proposed rule that would vacate the ACE Rule, establish emissions guidelines in the form of CO2 emissions limitations for certain existing EGUs and would require states to develop State Plans that establish standards of performance for such EGUs that are at least as stringent as the EPA’s emissions guidelines. Depending on various EGU-specific factors, the bases of proposed emissions guidelines range from routine methods of operation to carbon capture and sequestration or co-firing low-GHG hydrogen starting in the 2030s. The impact of the results of further proceedings and potential future greenhouse gas emissions regulations remains uncertain, but it could be material.
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

68 | 2023 Annual Report

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

69 | 2023 Annual Report

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
In the fourth quarter of 2022, the European Commission adopted an amended Directive on Pillar 2 establishing a global minimum tax at a 15% rate. The adoption requires EU Member States to transpose the Directive into their respective national laws by December 31, 2023 for the rules to come into effect as of January 1, 2024. During 2023, the Netherlands, Bulgaria, and Vietnam adopted legislation to implement Pillar 2 effective as of January 1, 2024. We will continue to monitor the issuance of draft legislation in other non-EU countries where the Company operates that are considering Pillar 2 amendments. The impact to the Company remains unknown but may be material.
Risks Related to our Indebtedness and Financial Condition
We have a significant amount of debt.
As of December 31, 2023, we had approximately $27 billion of outstanding indebtedness on a consolidated basis. All outstanding borrowings under The AES Corporation's revolving credit facility are unsecured. Most of the debt of The AES Corporation's subsidiaries, however, is secured by substantially all of the assets of those subsidiaries. A substantial portion of cash flow from operations must be used to make payments on our debt. Furthermore, since a significant percentage of our assets are used to secure this debt, this reduces the amount of collateral available for future secured debt or credit support and reduces our flexibility in operating these secured assets. This level of indebtedness and related security could have other consequences, including:
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

70 | 2023 Annual Report

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
We attempt to finance our domestic and foreign projects through non-recourse debt or "non-recourse financing" that requires the loans to be repaid solely from the project's revenues and provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts and cash flow of that project subsidiary or affiliate. As of December 31, 2023, we had approximately $27 billion of outstanding indebtedness on a consolidated basis, of which approximately $4.5 billion was recourse debt of the Parent Company and approximately $22.1 billion was non-recourse debt. In some non-recourse financings, the Parent Company has explicitly agreed, in the form of guarantees, indemnities, letters of credit, letter of credit reimbursement agreements and agreements to pay, to undertake certain limited obligations and contingent liabilities, most of which will only be effective or will be terminated upon the occurrence of future events. In the case of our U.S. renewables projects involving tax equity investors or purchasers of tax credits, we provide customary Parent Company or subsidiary guarantees to the tax equity investors or tax credit purchasers that require the Parent Company or subsidiary to bear the risk of any IRS recapture or disallowance of certain tax benefits they receive in connection with the transaction.
Certain of our subsidiaries are in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in our Consolidated Balance Sheets related to such defaults was $325 million as of December 31, 2023. While the lenders under our non-recourse financings generally do not have direct recourse to the Parent Company, such defaults under non-recourse financings can:
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

71 | 2023 Annual Report

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
We rely on the capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. Our ability to arrange for financing on either a recourse or non-recourse basis and the costs of such capital are dependent on numerous factors, some of which are beyond our control, including: general economic and capital market conditions; the availability of bank credit; the availability of tax equity investors; the financial condition, performance and prospects of AES as well as our competitors; and changes in tax and securities laws. Should access to capital not be available to us, we may have to sell assets or cease further investments, including the expansion or improvement of existing facilities, any of which would affect our future growth.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We recognize the importance of maintaining the safety and security of our people, systems, and data and have a holistic process, supported by our management and Board of Directors, for overseeing and managing cybersecurity and related risks.
AES’ Chief Information Security Officer (“CISO”) reports to our General Counsel and is the head of the Company’s cybersecurity team. The CISO is responsible for assessing and managing our cyber risk management

72 | 2023 Annual Report

program. In this role, the CISO informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CISO has served in that position since 2020.
The CISO manages a global team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, cloud security, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. We rely on threat intelligence as well as other information obtained from governmental, public, or private sources, including contracted external consultants.
The Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The CISO briefs the Board of Directors on the effectiveness of our cyber risk management program, typically on a semi-annual basis, and provides off-cycle updates as needed.
We consider cybersecurity as part of the enterprise risk process, including organized and structured reporting protocols. The prioritization of cybersecurity risk is aligned with overall risk management processes.
In addition, the Company’s management team considers risks relating to cybersecurity, among other significant risks, and applicable mitigation plans to address such risks, at monthly performance review meetings. The Executive Leadership Team, as well as the Chief Accounting Officer, Chief Risk Officer, Vice President Global Financial Planning and Analytics, Treasurer, and Vice President Internal Audit, among others, participate in such meetings.
We have also established an Incident Response Team and associated protocol led by our CISO that governs our assessment, response, and notifications internally and externally upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this protocol provides for escalating notification to our CEO and the Board (including the Chair of the Board and the Chair of the Financial Audit Committee). We regularly practice our incident response through executive tabletop exercises.
Our policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are informed by frameworks established by the National Institute of Standards and Technology (“NIST”) and other applicable industry standards. Our cybersecurity program addresses threats in a prioritized manner and, in particular, focuses on the following key areas:
•gap analysis to identify programmatic opportunities for improvement that can be incorporated into the cyber strategy;
•policies and standards that are annually reviewed and communicated;
•exceptions management and internal audits that support cybersecurity requirements through assessing control implementation risks; and
•monitoring and regular reporting of cyber resilience and posture at operational and strategic levels.
We engage assessors, consultants, auditors, or other third parties in connection with any such processes, including:
•external vulnerability assessments, including penetration tests;
•internal audit reviews;
•threat intelligence;
•incident management;
•audits of NERC-Critical Infrastructure Protection regulated environments by the NERC Registered Regional Entity; and
•program development support, as needed.
Our risk management program for third-party service providers includes risk-based assessments of their interactions with AES data and systems. We implement monitoring and response processes for key third-party service providers.
We provide awareness training to our employees to help identify, avoid, and mitigate cybersecurity threats. Our employees participate in training, including phishing exercises, monthly safety meetings, and an annual cybersecurity awareness update. We also periodically host tabletop exercises with management and other employees to practice rapid cyber incident response.

73 | 2023 Annual Report

We face cybersecurity risks in connection with our business. Although such risks have not materially affected us to date, we have, from time to time, experienced threats to and breaches of our data and systems. For more information about the cybersecurity risks we face, see Item 1A.—Risk Factors—Cyber-attacks and data security breaches could harm our business included in this Form 10-K.
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
ITEM 3. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of December 31, 2023. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a governmental authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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

74 | 2023 Annual Report

sale, AES Guaiba, a holding company of AES Sul, retained the potential liability relating to this matter. The Company believes that there are meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In September 2015, AES Southland Development, LLC and AES Redondo Beach, LLC filed a lawsuit against the California Coastal Commission (the “CCC”) over the CCC's determination that the site of AES Redondo Beach included approximately 5.93 acres of CCC-jurisdictional wetlands. The CCC has asserted that AES Redondo Beach has improperly installed and operated water pumps affecting the alleged wetlands in violation of the California Coastal Act and Redondo Beach Local Coastal Program ("LCP"). Potential outcomes of the CCC determination could include an order requiring AES Redondo Beach to perform a restoration and/or pay fines or penalties. AES Redondo Beach believes that it has meritorious arguments concerning the underlying CCC determination, but there can be no assurances that it will be successful. On March 27, 2020, AES Redondo Beach, LLC sold the site to an unaffiliated third-party purchaser that assumed the obligations contained within these proceedings. On May 26, 2020, CCC staff sent AES a NOV directing AES to discontinue any operation of the water pumps in the alleged wetlands and to submit a Coastal Development Permit (“CDP”) application for the removal of the water pumps within the alleged wetlands. The NOV also directed AES to submit technical analysis regarding additional water pumps located within onsite electrical vaults and, if necessary, a CDP application for their continued operation. With respect to the vault pumps, AES provided the CCC with the requested analysis, and the CCC has not required further action. With respect to the pumps in the alleged wetlands, AES locked out those pumps to prevent further operation and submitted the CDP to the permitting authority, the City of Redondo Beach (the "City"), with respect to AES' plans to disable or remove the pumps. On October 14, 2020, the City deemed the CDP application to be complete and indicated a public hearing will be required. AES submitted all required information and waited for the City to continue processing the application. In December 2023, the City indicated it would continue processing the CDP application. AES will vigorously defend its interests with regard to the NOV, but we cannot predict the outcome of the matter at this time. However, settlements and litigated outcomes of Coastal Act and LCP claims alleged against other companies have required them to pay significant civil penalties and undertake remedial measures.
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
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. Subsequently, the claimants withdrew the lawsuit with respect to AES Puerto Rico. The lawsuit remains pending against the other AES defendants (“AES Defendants”) and the unaffiliated defendants. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually, nor does the lawsuit provide any

75 | 2023 Annual Report

information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court ("Civil Court"). Preliminary hearings have taken place. The parties are awaiting the Civil Court's ruling on the AES Defendants' motions to dismiss the lawsuit. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
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
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE made allegations that AES Mérida III was in breach of its obligations under a power and capacity purchase agreement (“Contract”) between the two parties, which allegations related to CFE’s own failure to provide fuel within the specifications of the Contract. CFE sought to recover approximately $200 million in payments made to AES Mérida under the Contract as well as approximately $480 million in alleged damages for having to acquire power from alternative sources in the Yucatan Peninsula. AES Mérida filed an answer denying liability to CFE and asserted a counterclaim for damages due to CFE’s breach of its obligations. The evidentiary hearing took place in November 2021. Closing arguments were heard in May 2022. In November 2022, the arbitration Tribunal issued its decision in the case, rejecting CFE’s claims for damages and granting AES Mérida a net amount of damages on AES Mérida’s counterclaims ("Award"). There are ongoing proceedings in the Mexican courts concerning AES Mérida's attempt to enforce the Award and CFE's attempt to challenge the Award. AES Mérida believes that it has meritorious claims and defenses and will assert them vigorously in this dispute; however, there can be no assurances that it will be successful in its efforts.
On May 12, 2021, the Mexican Federal Attorney for Environmental Protection (the “Authority”) initiated an environmental audit at the TEP thermal generating facility. On January 20, 2023 TEP was notified of the resolution issued by the Authority, which alleges breaches of air emission regulations, including the failure to submit reports. The resolution imposes a fine of $27,615,140 pesos (approximately USD $1.6 million). On March 3, 2023, the facility filed a nullity judgment to challenge such resolution, which has been admitted by the local judge with an injunction granted against execution of the proposed fine during the course of the underlying proceedings. However, the local tax authority rejected receiving the bond that is required to guarantee the injunction, and as a result, on September 18, 2023 TEP filed a complaint seeking to compel the tax authority to accept the bond and recognize the validity of the injunction. The Specialized Chamber has not issued a response to the complaint, and therefore on January 12, 2024, TEP filed a request for the Specialized Chamber to rule on the admission of the complaint. On February 2, 2024, TEP filed an amparo lawsuit on the basis that no resolution has been issued regarding TEP's May 2023 filing with the Chamber to inform if the Authority had submitted its response to the nullity lawsuit, and if not, to declare that the Authority's right precluded. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In February 2022, a lawsuit was filed in Dominican Republic civil court against the Company. The lawsuit purports to be brought on behalf of over 425 Dominican claimants, living and deceased, and appears to seek relief

76 | 2023 Annual Report

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
In April 2022, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the construction of the Mesamávida wind project, initiating a sanctioning process. The alleged charges include untimely implementation of road improvement measures and road use schedules and the failure to identify all noise receptors closest to the first construction phases of the project. On June 23, 2022, the SMA addressed the charges to Energía Eólica Mesamávida SpA. On June 28, 2022, Energía Eólica Mesamávida SpA submitted a proposed compliance program, with an estimated cost of $4.3 million, which was subsequently approved by the SMA. On November 9, 2022, opponents to the project submitted before the Third Environmental Court a judicial action challenging the approval of this compliance program. On March 7, 2023, the Third Environmental Court rejected the third-party judicial action against the Compliance Program. The deadline to appeal the decision has passed and no appeals were submitted. The Company has fulfilled the required actions of the Compliance Program; however, opponents to project have submitted claims before the SMA challenging the fulfillment of the Compliance Program. If the SMA determines there is an unsatisfactory execution of the compliance program, fines are possible.
In June 2020, the Energy Regulatory Commission of Mexico passed resolution RES/894/2020 ("Resolution 894"), which attempts to increase the wheeling tariffs that are paid by TEG and TEP to CFE. The increase for the relevant period (July 2020 through March 2024) would have been over $90 million according to current estimates. In October 2022, TEG and TEP initiated a challenge of the constitutionality of the resolution. In February 2024, the relevant First Collegiate Court of Mexico ruled in favor of TEG and TEP and determined that they do not need to pay increased wheeling tariffs under Resolution 894. If TEG and TEP are ever required to pay increased wheeling tariffs in the future, they will seek to enforce their respective contractual rights to pass-through the tariff increases to their respective offtakers.
On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged charges relating to the Alto Maipo facility, all which are categorized by the SMA as “serious.” The alleged charges include untimely completion of intake works and insufficient capture by the provisional works, irrigation water outlet and canal contemplated by an agreement with local communities; non-compliance with the details of the forest management plans and intervention in unauthorized areas; construction of a road in a restricted paleontological area; and unlawful moving of fauna. On February 16, 2023, the Alto Maipo project submitted a compliance program to which the SMA provided observations. On June 6, 2023, Alto Maipo responded to the SMA's observations by submitting a revised compliance program, which is currently under consideration by the SMA. In late June and early July 2023, third-party opponents submitted observations to the compliance program, claiming that the proposal to address the intake works charges is inadequate. Alto Maipo completed its submission of responses to these third-party observations in August 2023, and subsequently, new, additional observations were submitted by opponents to the project. In December 2023, Alto Maipo submitted responses to the opponents' latest observations. Review by the SMA is still pending. The costs of any such compliance program are uncertain. If a compliance program is not approved by or executed to the satisfaction of the SMA, fines, revocation of the facility’s RCA environmental permit approved by the SMA, or closure are possible outcomes for such alleged serious violations under applicable regulations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

77 | 2023 Annual Report

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock Repurchase Program — The Board authorization permits the Parent Company to repurchase stock through a variety of methods, including open market repurchases and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. The cumulative repurchases from the commencement of the Stock Repurchase Program in July 2010 through December 31, 2023 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of December 31, 2023, $264 million remained available for repurchase under the Stock Repurchase Program. No repurchases were made by The AES Corporation of its common stock in 2023, 2022, and 2021.
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol "AES."
Dividends
The Parent Company commenced a quarterly cash dividend in the fourth quarter of 2012. The Parent Company has increased this dividend annually and the quarterly per-share cash dividends for the last three years are displayed below.

Commencing the fourth quarter of	2023	2022	2021
Cash dividend	$0.1725	$0.1659	$0.1580
The fourth quarter 2023 cash dividend is to be paid in the first quarter of 2024. There can be no assurance the AES Board will declare a dividend in the future or, if declared, the amount of any dividend. Our ability to pay dividends will also depend on receipt of dividends from our various subsidiaries across our portfolio.
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
Holders
As of February 22, 2024, there were approximately 3,395 record holders of our common stock.

78 | 2023 Annual Report

Performance Graph
THE AES CORPORATION
PEER GROUP INDEX/STOCK PRICE PERFORMANCE

350
300
250
200
150
100
50
0
2018
2019
2020
2021
2022
2023
AES
S&P 500
S&P Utilities

Source: Bloomberg
We have selected the Standard and Poor's ("S&P") 500 Utilities Index as our peer group index. The S&P 500 Utilities Index is a published sector index comprising the 30 electric and gas utilities included in the S&P 500.
The five year total return chart assumes $100 invested on December 31, 2018 in AES Common Stock, the S&P 500 Index and the S&P 500 Utilities Index. The information included under the heading Performance Graph shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
ITEM 6. [RESERVED]

79 | 2023 Annual Report

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For discussion of the Company's year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 99.1 of the Form 8-K filed with the SEC on May 8, 2023.
Executive Summary
In 2023, AES delivered on its strategic and financial objectives. We completed construction or the acquisition of 3.5 GW of renewables and energy storage, and signed long-term PPAs for an additional 5.6 GW of new renewable energy. See Overview of our Strategy included in Item 1.—Business of this Form 10-K for further information.
Compared with last year, net loss decreased $323 million, from $505 million to $182 million primarily as a result of favorable contributions at the Utilities, New Energy Technologies, and Renewables SBUs, partially offset by lower contributions from LNG transactions versus 2022 at the Energy Infrastructure SBU.
Adjusted EBITDA, a non-GAAP measure, decreased $119 million, from $2,931 million to $2,812 million, mainly driven by favorable LNG transactions in the prior year, lower contract prices, and higher fixed costs at the Energy Infrastructure SBU; partially offset by favorable weather conditions and new businesses at the Renewables SBU, higher contributions at the Utilities SBU due to the deferral of purchased power costs, higher revenues under a PPA termination agreement at the Energy Infrastructure SBU, and lower losses from affiliates at the New Energy Technologies SBU due to improved margins on a new product line.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, increased $225 million, from $3,198 million to $3,423 million, primarily due to higher realized tax attributes driven by more renewables projects placed in service, as well as impact from the drivers above.
Compared with last year, diluted earnings per share from continuing operations increased $1.16, from a loss of $0.82 in 2022 to earnings of $0.34 in 2023. This increase is mainly driven by lower goodwill impairments in the current year, higher contributions from renewables projects placed in service in the current year, the current year gain on sale of shares in Fluence, and higher contributions at the Utilities SBU due to the deferral of purchased power costs; partially offset by lower contributions from LNG transactions versus 2022, and higher unrealized foreign currency losses at the Energy Infrastructure SBU.
Adjusted EPS, a non-GAAP measure, increased $0.09 from $1.67 to $1.76, mainly driven by higher contributions from renewables projects placed in service in the current year, higher contributions at the Utilities SBU, and lower losses of affiliates at the New Energy Technologies SBU; partially offset by lower contributions from the Energy Infrastructure SBU and higher Parent Company interest.

80 | 2023 Annual Report

Review of Consolidated Results of Operations

Years Ended December 31,	2023	2022	$ Change	% Change
(in millions, except per share amounts)
Revenue:
Renewables SBU	$2,339	$1,893	$446	24%
Utilities SBU	3,495	3,617	(122)	-3%
Energy Infrastructure SBU	6,836	7,204	(368)	-5%
New Energy Technologies SBU	76	3	73	NM
Corporate and Other	138	116	22	19%
Eliminations	(216)	(216)	—	—%
Total Revenue	12,668	12,617	51	—%
Operating Margin:
Renewables SBU	492	528	(36)	-7%
Utilities SBU	433	379	54	14%
Energy Infrastructure SBU	1,418	1,535	(117)	-8%
New Energy Technologies SBU	(9)	(7)	(2)	29%
Corporate and Other	239	182	57	31%
Eliminations	(69)	(69)	—	—%
Total Operating Margin	2,504	2,548	(44)	-2%
General and administrative expenses	(255)	(207)	(48)	23%
Interest expense	(1,319)	(1,117)	(202)	18%
Interest income	551	389	162	42%
Loss on extinguishment of debt	(63)	(15)	(48)	NM
Other expense	(99)	(68)	(31)	46%
Other income	89	102	(13)	-13%
Gain (loss) on disposal and sale of business interests	134	(9)	143	NM
Goodwill impairment expense	(12)	(777)	765	-98%
Asset impairment expense	(1,067)	(763)	(304)	40%
Foreign currency transaction losses	(359)	(77)	(282)	NM
Other non-operating expense	—	(175)	175	-100%
Income tax benefit (expense)	(261)	(265)	4	-2%
Net equity in losses of affiliates	(32)	(71)	39	-55%
LOSS FROM CONTINUING OPERATIONS	(189)	(505)	316	-63%
Gain from disposal of discontinued businesses, net of income tax benefit (expense) of $7, $0, and $-1, respectively	7	—	7	NM
NET LOSS	(182)	(505)	323	-64%
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	431	(41)	472	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$249	$(546)	$795	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:				—%
Income (loss) from continuing operations, net of tax	$242	$(546)	$788	NM
Income from discontinued operations, net of tax	7	—	7	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$249	$(546)	$795	NM
Net cash provided by operating activities	$3,034	$2,715	$319	12%
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

81 | 2023 Annual Report

Consolidated Revenue and Operating Margin
Year Ended December 31, 2023
Revenue
(in millions)
Consolidated Revenue — Revenue increased $51 million in 2023 compared to 2022, driven by:
•$446 million at Renewables driven by higher spot sales at higher prices, and new projects placed in service; partially offset by unrealized derivative losses; and
•$73 million at New Energy Technologies mainly driven by the sale of the Fallbrook project in March 2023.
These favorable impacts were partially offset by decreases of:
•$368 million at Energy Infrastructure driven by prior year favorable LNG transactions, lower contract energy sales due to lower prices, lower CO2 purchases passed through due to lower production, lower generation, and the impact of the devaluation of the Argentine peso; partially offset by unrealized gains resulting mainly from derivatives as part of our commercial hedging strategy, and higher revenues due to a PPA termination agreement; and
•$122 million at Utilities mainly driven by lower demand due to milder weather in Indiana and Ohio; partially offset by higher TDSIC rider and transmission revenues, and higher demand due to extreme heat in El Salvador.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $44 million, or 2%, in 2023 compared to 2022, driven by:
•$117 million at Energy Infrastructure primarily driven by prior year favorable LNG transactions, lower contract energy sales due to lower prices, lower dispatch driven by lower demand, higher fixed costs, and a prior year one-time revenue recognition driven by a reduction in a project's expected completion costs; partially offset

82 | 2023 Annual Report

by unrealized gains resulting mainly from derivatives as part of our commercial hedging strategy, and higher revenues due to a PPA termination agreement; and
•$36 million at Renewables mainly driven by higher fixed costs due to an accelerated growth plan and unrealized derivative losses; partially offset by new projects placed in service, better hydrology, and higher wind availability, resulting in higher renewable energy generation.
These unfavorable impacts were partially offset by increases of:
•$57 million at Corporate and Other primarily driven by a decrease in reserve for losses and higher premiums earned by the AES self-insurance company; and
•$54 million at Utilities primarily driven by the deferral of purchased power costs in the current year, which were recognized in the prior year, associated with the ESP 4 approval, an increase in transmission and TDSIC rider revenues, higher demand due to extreme heat in El Salvador, and a regulatory settlement in the prior year; partially offset by the impact of milder weather in Indiana and Ohio, and higher fixed costs.
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
General and administrative expenses increased $48 million, or 23%, to $255 million in 2023 compared to $207 million in 2022, primarily due to increased business development activity.
Interest expense
Interest expense increased $202 million, or 18%, to $1.3 billion in 2023, compared to $1.1 billion in 2022, primarily due to new debt issued at the Renewables, Energy Infrastructure, and Utilities SBUs, and a higher weighted average interest rate and debt balance at the Parent Company; partially offset by higher capitalized interest at the Renewables SBU.
Interest income
Interest income increased $162 million, or 42%, to $551 million in 2023, compared to $389 million in 2022 primarily due to higher average interest rates and short-term investments at the Energy Infrastructure and Renewables SBUs and the Parent Company; partially offset by the prior year sales-type lease receivable adjustment at the Alamitos Energy Center.
Loss on extinguishment of debt
Loss on extinguishment of debt increased $48 million to $63 million in 2023, compared to $15 million in 2022. This increase was primarily due to losses of $47 million and $10 million due to prepayments at AES Andes and AES Hispanola Holdings BV, respectively, partially offset by a prior year refinancing at AES Renewable Holdings, resulting in a loss of $12 million.
See Note 11—Debt included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Other income
Other income decreased $13 million, or 13%, to $89 million in 2023, compared to $102 million in 2022 primarily due to the prior year gain on remeasurement of our existing investment in 5B, which is accounted for using the measurement alternative, and the prior year insurance proceeds primarily associated with property damage at TermoAndes; partially offset by the current year gain on remeasurement of contingent consideration at AES Clean Energy.

83 | 2023 Annual Report

Other expense
Other expense increased $31 million, or 46%, to $99 million in 2023, compared to $68 million in 2022 primarily driven by impairments of inventory due to planned early plant closures at Ventanas 2, Norgener, and Warrior Run, as well as higher losses on commencement of sales-type leases at AES Renewable Holdings; partially offset by the prior year costs related to the disposition of AES Gilbert, including the recognition of an allowance on the sales-type lease receivable.
See Note 21—Other Income and Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Gain (loss) on disposal and sale of business interests
Gain on disposal and sale of business interests was $134 million in 2023, primarily due to the gain on sale of shares of Fluence, our equity method investment, compared to a loss of $9 million in 2022.
See Note 8—Investments in and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Goodwill impairment expense
Goodwill impairment expense was $12 million in 2023 due to a $12 million impairment at the TEG TEP reporting unit primarily driven by an increase in the discount rate due to increasing risk of non-renewal of operating permits required after March 31, 2024.
Goodwill impairment expense was $777 million in 2022 due to a $644 million impairment at AES Andes and a $133 million impairment at AES El Salvador. This was due to the Company seeing increases in inputs utilized to derive the discount rate applied in our goodwill impairment analysis, such as higher interest rates and country risk premiums in certain markets. These changes to the inputs of our discount rate negatively impacted our annual goodwill impairment test as of October 1, 2022.
See Note 9—Goodwill and Other Intangible Assets included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Asset impairment expense
Asset impairment expense increased $304 million, or 40%, to $1.1 billion in 2023, compared to $763 million in 2022. This increase was primarily due to a $198 million impairment associated with PJM's approval to retire the Warrior Run coal-fired facility, a $186 million impairment at New York Wind related to a repowering project that will result in decommissioning the existing turbines and reducing their depreciable lives, a $167 million impairment at Mong Duong upon meeting the held-for-sale criteria, $151 million of impairments at AES Clean Energy Development primarily related to the write-off of project development intangibles for projects that were determined to be no longer viable, and a $137 million impairment associated with the commitment to accelerate the retirement of the Norgener coal-fired plant in Chile. This increase was partially offset by the $468 million impairment of Maritza's coal-fired plant in 2022 due to Bulgaria's commitment to cease electricity generation using coal as a fuel-source beyond 2038 and lower impairments at TEG and TEP in Mexico.
See Note 22—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Foreign currency transaction losses
Foreign currency transaction gains (losses) in millions were as follows:

Years Ended December 31,	2023	2022
Argentina (1)	$(312)	$(88)
Chile	(40)	13
Corporate	(19)	—
Other	12	(2)
Total (2)	$(359)	$(77)
_____________________________
(1)    Includes peso-denominated energy receivable indexed to the USD through the FONINVEMEM agreement which is considered a foreign currency derivative. See Note 7—Financing Receivables included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
(2)    Includes losses of $28 million and $20 million on foreign currency derivative contracts for the years ended December 31, 2023 and 2022, respectively.

84 | 2023 Annual Report

The Company recognized net foreign currency transaction losses of $359 million in 2023, primarily driven by the depreciation of the Argentine peso, unrealized losses related to an intercompany loan denominated in the Colombian peso, and realized and unrealized foreign currency derivative losses in South America due to the depreciating Colombian peso.
The Company recognized net foreign currency transaction losses of $77 million in 2022, primarily driven by the depreciation of the Argentine peso, partially offset by realized foreign currency derivative gains in South America due to the depreciating Colombian peso.
Other non-operating expense
There was no other non-operating expense in 2023. Other non-operating expense was $175 million in 2022 due to the other-than-temporary impairment of the sPower equity method investment. The impairment analysis was triggered by the signing of a purchase and sale agreement which, at the time, implied an expected loss upon sale of the Company's indirect interest in a portfolio of sPower's operating assets ("OpCo B"). The transaction closed on February 28, 2023. sPower primarily holds operating assets where the tax credits associated with underlying projects have already been allocated to tax equity investors. The application of HLBV accounting increases the carrying value of these investments, as earnings are initially disproportionately allocated to the sponsor entity. Since sPower does not have any ongoing development or other value creation activities following the transfer of these activities to AES Clean Energy Development, the impairment adjusts the carrying value to the fair market value of the operating assets. See Note 25—Acquisitions included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information regarding the formation of AES Clean Energy Development.
See Note 8—Investments In and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Income tax benefit (expense)
Income tax expense was $261 million in 2023 compared to $265 million in 2022. The Company's effective tax rates were 251% and (157)% for the years ended December 31, 2023 and 2022, respectively.
The 2023 effective tax rate was impacted by noncontrolling interest in U.S. tax-equity partnerships and pretax impairments at certain Mexican subsidiaries and at the Mong Duong coal-fired plant in Vietnam. These impacts were partially offset by inflationary and foreign currency impacts at certain Argentine businesses, net of valuation allowances, as well as the recognition of U.S. investment tax credits for renewables projects placed in service this year. See Note 22—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for details of the asset impairments.
The 2022 effective tax rate was impacted by the nondeductible goodwill impairments at AES Andes and AES El Salvador, as well as the asset impairment of the Maritza coal-fired plant. These impacts were partially offset by favorable LNG transactions at the Energy Infrastructure SBU and inflationary and foreign currency impacts at certain Argentine businesses recognized in 2022. See Note 9—Goodwill and Other Intangible Assets included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for details of the goodwill impairments. See Note 22—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for details of the asset impairments.
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
Net equity in losses of affiliates
Net equity in losses of affiliates decreased $39 million, or 55%, to $32 million in 2023, compared to $71 million in 2022. This decrease was primarily driven by an increase in earnings from Mesa La Paz, primarily due the termination of unrealized derivatives due to a contract amendment, and by a decrease in losses from Fluence, mainly attributable to improved margins on a new product line and reduced shipping constraints and transportation

85 | 2023 Annual Report

costs. This decrease in losses was partially offset by lower earnings from sPower, mainly due to lower earnings from renewables projects that came online.
See Note 8—Investments In and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Net income (loss) attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $472 million to a $431 million loss in 2023, compared to income of $41 million in 2022. This decrease was primarily due to:
•Increased costs associated with the growth of our business and higher allocation of losses to tax equity investors on projects placed in service at the Renewables SBU;
•Impairment at Mong Duong upon meeting the held-for-sale criteria in the current year;
•Prior year one-time revenue recognition driven by a reduction in a project's expected completion costs at the Energy Infrastructure SBU; and
•Lower earnings from the Utilities SBU due to unfavorable weather conditions.
These drivers were partially offset by:
•Higher earnings from the Renewables SBU due to favorable weather conditions; and
•Higher allocation of earnings at Southland Energy to noncontrolling interests.
Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation increased $795 million to $249 million in 2023, compared to a loss of $546 million in 2022. This increase was primarily due to:
•Lower goodwill impairments in the current year;
•Higher contributions from renewables projects placed in service in the current year;
•Prior year other-than-temporary impairment of our investment in sPower;
•Gain on sale of shares in Fluence in the current year;
•Increase in interest income due to higher average interest rates and short term investments at the Energy Infrastructure and Renewables SBUs;
•Higher earnings from the Utilities SBU due to the deferral of previously recognized purchased power costs and a prior year charge resulting from a regulatory settlement; and
•Lower losses from affiliates at the New Energy Technologies SBU.
These increases were partially offset by:
•Higher unrealized foreign currency losses at the Energy Infrastructure SBU;
•Higher long-lived asset impairments in the current year;
•Lower earnings from the Energy Infrastructure SBU due to prior year favorable LNG transactions, lower contract energy sales due to lower prices, lower thermal dispatch, and higher fixed costs; and
•Increase in interest expense due to higher interest rates and new debt issued at the Renewables and Energy Infrastructure SBUs, and a higher Parent Company weighted average interest rate.

86 | 2023 Annual Report

SBU Performance Analysis
Segments
We are organized into four technology-based SBUs: Renewables (solar, wind, energy storage, and hydro generation facilities); Utilities (AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities); Energy Infrastructure (natural gas, LNG, coal, pet coke, diesel, and oil generation facilities, and our businesses in Chile); and New Energy Technologies (green hydrogen initiatives and investments in Fluence, Uplight, and 5B). Our businesses in Chile, which have a mix of generation sources, including renewables, are also included within the Energy Infrastructure SBU, as the generation from all sources is pooled to service our existing PPAs. In our 2022 Form 10-K, the management reporting structure and the Company’s reportable segments were mainly organized by geographic regions. In March 2023, we announced internal management changes as a part of our ongoing strategy to align our business to meet our customers’ needs and deliver on our major strategic objectives. The results of our operations are now reported along our four newly formed technology-based SBUs.
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
For the year ended December 31, 2023, the Company changed the definition of Adjusted EPS to remove the adjustment for tax benefit or expense related to the enactment effects of 2017 U.S. tax law reform and related regulations and any subsequent period adjustments related to enactment effects, including the 2021 tax benefit on reversal of uncertain tax positions effectively settled upon the closure of the Company's U.S. tax return exam. As this adjustment was specific to the impacts of tax law reform enacted in 2017, we believe removing this adjustment from our non-GAAP definition provides simplification and clarity for our investors. There were no such impacts in 2022 or 2023.
EBITDA, Adjusted EBITDA and Adjusted EBITDA with Tax Attributes
We define EBITDA as earnings before interest income and expense, taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA adjusted for the impact of NCI and interest, taxes, depreciation, and amortization of our equity affiliates, adding back interest income recognized under service concession arrangements, and excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) net gains at Angamos, one of our businesses in the Energy Infrastructure SBU, associated with the early contract terminations with Minera Escondida and Minera Spence.
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
We further define Adjusted EBITDA with Tax Attributes as Adjusted EBITDA, adding back the pre-tax effect of Production Tax Credits (“PTCs”), Investment Tax Credits (“ITCs”), and depreciation tax deductions allocated to tax equity investors, as well as the tax benefit recorded from tax credits retained or transferred to third parties.
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

87 | 2023 Annual Report

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

	Years Ended December 31,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA with Tax Attributes (in millions)	2023	2022
Net loss	$(182)	$(505)
Income tax expense	261	265
Interest expense	1,319	1,117
Interest income	(551)	(389)
Depreciation and amortization	1,128	1,053
EBITDA	$1,975	$1,541
Less: Income from discontinued operations	(7)	—
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(552)	(704)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	130	126
Interest income recognized under service concession arrangements	71	77
Unrealized derivative and equity securities losses	34	131
Unrealized foreign currency losses	301	42
Disposition/acquisition losses (gains)	(79)	40
Impairment losses	877	1,658
Loss on extinguishment of debt	62	20
Adjusted EBITDA (1)	$2,812	$2,931
Tax attributes	611	267
Adjusted EBITDA with Tax Attributes (2)	$3,423	$3,198
_____________________________
(1)The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA.
(2)         Adjusted EBITDA with Tax Attributes includes the impact of the share of the ITCs, PTCs, and depreciation deductions allocated to tax equity investors under the HLBV accounting method and recognized as Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries on the Consolidated Statements of Operations. It also includes the tax benefit recorded from tax credits retained or transferred to third parties. The tax attributes are related to the Renewables and Utilities SBUs.

88 | 2023 Annual Report

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

Reconciliation of Adjusted PTC (in millions)	Years Ended December 31,
	2023	2022
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$242	$(546)
Income tax expense attributable to The AES Corporation	206	210
Pre-tax contribution	448	(336)
Unrealized derivative and equity securities losses	41	128
Unrealized foreign currency losses	301	42
Disposition/acquisition losses (gains)	(79)	40
Impairment losses	877	1,658
Loss on extinguishment of debt	70	35
Total Adjusted PTC	$1,658	$1,567

89 | 2023 Annual Report

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
The Company reported a loss from continuing operations of $0.82 for the year ended December 31, 2022. For purposes of measuring diluted loss per share under GAAP, common stock equivalents were excluded from weighted average shares as their inclusion would be anti-dilutive. However, for purposes of computing Adjusted EPS, the Company has included the impact of dilutive common stock equivalents. The table below reconciles the weighted average shares used in GAAP diluted loss per share to the weighted average shares used in calculating the non-GAAP measure of Adjusted EPS.

Reconciliation of Denominator Used for Adjusted EPS	Year Ended December 31, 2022
(in millions, except per share data)	Loss	Shares	$ per Share
GAAP DILUTED LOSS PER SHARE
Loss from continuing operations attributable to The AES Corporation common stockholders	$(546)	668	$(0.82)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—
Restricted stock units	—	2	—
Equity units	—	40	0.05
NON-GAAP DILUTED LOSS PER SHARE	$(546)	711	$(0.77)

90 | 2023 Annual Report

Reconciliation of Adjusted EPS	Years Ended December 31,
	2023		2022
Diluted earnings (loss) per share from continuing operations	$0.34		$(0.77)
Unrealized derivative and equity securities losses	0.06	(1)	0.18	(2)
Unrealized foreign currency losses	0.42	(3)	0.07	(4)
Disposition/acquisition losses (gains)	(0.11)	(5)	0.06	(6)
Impairment losses	1.23	(7)	2.33	(8)
Loss on extinguishment of debt	0.10	(9)	0.05	(10)
Less: Net income tax benefit	(0.28)	(11)	(0.25)	(12)
Adjusted EPS	$1.76		$1.67
_____________________________
(1)Amount primarily relates to unrealized derivative losses due to the termination of a PPA of $72 million, or $0.10 per share and net unrealized derivative losses at AES Clean Energy of $20 million, or $0.03 per share, offset by net unrealized derivative gains at the Energy Infrastructure SBU of $46 million, or $0.06 per share.
(2)Amount primarily relates to unrealized losses on power swaps at Southland Energy of $109 million, or $0.15 per share.
(3)Amount primarily relates to unrealized foreign currency losses in Argentina of $262 million, or $0.37 per share, mainly associated with the devaluation of long-term receivables denominated in Argentine pesos, and unrealized foreign currency losses at AES Andes of $25 million, or $0.03 per share.
(4)Amount primarily relates to unrealized foreign currency losses in Argentina of $39 million, or $0.05 per share, mainly associated with the devaluation of long-term receivables denominated in Argentine pesos.
(5)Amount primarily relates to the gain on sale of Fluence shares of $136 million, or $0.19 per share, partially offset by costs due to early plant closure at the Ventanas 2 and Norgener coal-fired plants in Chile of $37 million, or $0.05 per share and at Warrior Run of $6 million, or $0.01 per share, and day-one losses recognized at commencement of sales-type leases at AES Renewable Holdings of $20 million, or $0.03 per share.
(6)Amount primarily relates to costs on disposition of AES Gilbert, including the recognition of an allowance on the sales-type lease receivable, of $13 million, or $0.02 per share, and a day-one loss recognized at commencement of a sales-type lease at AES Waikoloa Solar of $5 million, or $0.01 per share.
(7)Amount primarily relates to asset impairments at Warrior Run of $198 million, or $0.28 per share, at New York Wind of $139 million, or $0.20 per share, the Norgener coal-fired plant in Chile of $136 million, or $0.19 per share, at TEG and TEP of $76 million and $58 million, respectively, or $0.19 per share, AES Clean Energy development projects of $114 million, or $0.16 per share, at Mong Duong of $88 million, or $0.12 per share, at Jordan of $21 million, or $0.03 per share, and at the GAF Projects at AES Renewable Holdings of $18 million, or $0.03 per share, and a goodwill impairment at the TEG TEP reporting unit of $12 million, or $0.02 per share.
(8)Amount primarily relates to goodwill impairments at AES Andes of $644 million, or $0.91 per share, and at AES El Salvador of $133 million, or $0.19 per share, other-than-temporary impairment at sPower of $175 million, or $0.25, as well as long-lived asset impairments at Maritza of $468 million, or $0.66 per share, at TEG TEP of $191 million, or $0.27 per share, and in Jordan of $28 million, or $0.04 per share.
(9)Amount primarily relates to losses incurred at AES Andes due to early retirement of debt of $46 million, or $0.07 per share, and loss on early retirement of debt at AES Hispanola Holdings BV of $10 million, or $0.01 per share.
(10)Amount primarily relates to losses on early retirement of debt due to refinancing at AES Renewable Holdings of $12 million, or $0.02 per share, at AES Clean Energy of $5 million, or $0.01 per share, at Mong Duong of $4 million, or $0.01 per share, and at TEG TEP of $4 million, or $0.01 per share.
(11)Amount primarily relates to income tax benefits associated with the asset impairments at Warrior Run of $46 million, or $0.06 per share, at the Norgener coal-fired plant in Chile of $37 million, or $0.05 per share, at New York Wind of $32 million, or $0.05 per share, at TEG and TEP of $27 million, or $0.04 per share, and at AES Clean Energy development projects of $26 million, or $0.04 per share; income tax benefits associated with the recognition of unrealized losses due to the termination of a PPA of $17 million, or $0.02 per share; and income tax benefits associated with losses incurred at AES Andes due to early retirement of debt of $13 million, or $0.02 per share; partially offset by income tax expense associated with the gain on sale of Fluence shares of $31 million, or $0.04 per share.
(12)Amount primarily relates to income tax benefits associated with the impairment at Maritza of $48 million, or $0.07 per share, income tax benefits associated with the other-than-temporary impairment at sPower of $39 million, or $0.06 per share, income tax benefits associated with the impairment at TEG TEP of $34 million, or $0.05 per share, and income tax benefits associated with unrealized losses on power swaps at Southland Energy of $24 million, or $0.03 per share.
Renewables SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes (in millions) for the periods indicated:

For the Years Ended December 31,	2023	2022	$ Change	% Change
Operating Margin	$492	$528	$(36)	-7%
Adjusted EBITDA (1)	645	605	40	7%
Adjusted EBITDA with Tax Attributes (1)	1,238	872	366	42%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Operating Margin decreased $36 million driven primarily by higher fixed costs due to an accelerated growth plan and unrealized derivative losses. This decrease was partially offset by better hydrology, new businesses operating in our portfolio, and higher wind availability, resulting in higher renewable energy generation.
Adjusted EBITDA increased $40 million primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, and depreciation expense.
Adjusted EBITDA with Tax Attributes increased $366 million, primarily due to higher realized tax attributes driven by more projects being placed in service, as well as impact from the increase in Adjusted EBITDA. For the

91 | 2023 Annual Report

year ended December 31, 2023 and 2022, we realized $593 million and $267 million, respectively, from tax attributes earned by AES Clean Energy businesses.
Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, Adjusted EBITDA with Tax Attributes, and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2023	2022	$ Change	% Change
Operating Margin	$433	$379	$54	14%
Adjusted EBITDA (1)	678	612	66	11%
Adjusted EBITDA with Tax Attributes (1)	696	612	84	14%
Adjusted PTC (1) (2)	196	131	65	50%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.
Operating Margin increased $54 million mainly driven by the deferral of purchased power costs in the current year, which were recognized in the prior year, associated with the ESP 4 approval, an increase in transmission and TDSIC rider revenues, higher demand due to extreme heat in El Salvador, and a regulatory settlement in the prior year, partially offset by the impact of milder weather in Indiana and Ohio, higher fixed costs, and increased depreciation expense.
Adjusted EBITDA increased $66 million primarily due to the drivers above, adjusted for NCI and depreciation expense, partially offset by an increase in defined benefit plan costs.
Adjusted EBITDA with Tax Attributes increased $84 million due to the drivers above, as well as $18 million of realized tax attributes related to the Hardy Hills solar project in the current year.
Adjusted PTC increased $65 million primarily due to the drivers above, partially offset by higher depreciation expense.
Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

For the Years Ended December 31,	2023	2022	$ Change	% Change
Operating Margin	$1,418	$1,535	$(117)	-8%
Adjusted EBITDA (1)	1,531	1,836	(305)	-17%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Operating Margin decreased $117 million, driven primarily by lower LNG transactions, lower contract energy sales due to lower prices, lower dispatch driven by lower demand, higher fixed costs, and a prior year one-time revenue recognition driven by a reduction in a project's expected completion costs.
The decrease in Operating Margin is partially offset by unrealized gains resulting mainly from derivatives as part of our commercial hedging strategy, higher revenues due to a PPA termination agreement, lower outages, and lower depreciation expense due to impairments recognized in the current and prior year.
Adjusted EBITDA decreased $305 million, primarily due to the drivers above adjusted for NCI, unrealized derivative gains, and depreciation, as well as higher realized foreign currency losses and lower insurance recovery.

92 | 2023 Annual Report

New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

For the Years Ended December 31,	2023	2022	$ Change	% Change
Operating Margin	$(9)	$(7)	$(2)	-29%
Adjusted EBITDA (1)	(62)	(116)	54	47%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Operating Margin decreased $2 million, with no material drivers.
Adjusted EBITDA increased $54 million, primarily driven by lower losses at Fluence due to improved margins on a new product line, the settlement of contractual claims with a battery module vendor, and incremental shipping and transportation costs incurred in the prior year as a result of COVID-19. These increases were partly offset by higher costs for research and development, sales and marketing, and general and administrative expenses.
Key Trends and Uncertainties
During 2024 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses, and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of this Form 10-K.
Operational
Trade Restrictions and Supply Chain — On March 29, 2022, the U.S. Department of Commerce (“Commerce”) announced the initiation of an investigation into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand, and Vietnam (“Southeast Asia”) are circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. This investigation resulted in significant systemic disruptions to the import of solar cells and panels from Southeast Asia. On June 6, 2022, President Biden issued a Proclamation waiving any circumvention duties on imported solar cells and panels from Southeast Asia that result from this investigation for a 24-month period ending June 6, 2024. Suppliers resumed importing cells and panels from Southeast Asia into the U.S. pursuant to a Commerce certification regime implementing the Proclamation.
On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four Southeast Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to many but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers were manufactured outside of China or if no more than two out of six specifically identified components were produced in China. On August 18, 2023, Commerce issued its final determinations on the matter and affirmed its preliminary findings in most respects. Additionally, Commerce found that three of the specific companies it investigated were not circumventing.
On December 29, 2023, Auxin Solar and Concept Clean Energy filed a lawsuit with the U.S. Court of International Trade, challenging certain aspects of the final rule promulgated by Commerce to implement the Proclamation. The lawsuit specifically challenges Commerce’s decisions not to suspend the final disposition of certain entries of imported solar cells and panels from Southeast Asia made prior to June 6, 2024, and not to collect AD/CVD deposits with respect to those entries. The Department of Justice has responded by filing a motion to dismiss the lawsuit.
Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”) seeks to block the import of products made with forced labor in certain areas of China and may lead to certain suppliers being blocked from importing solar cells

93 | 2023 Annual Report

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
We have contracted and secured our expected requirements for solar panels for U.S. projects targeted to achieve commercial operations in 2024.
Operational Sensitivity to Dry Hydrological Conditions — Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. In the past, dry hydrological conditions in Panama, Brazil, Colombia and Chile have presented challenges for our businesses in these markets. Low rainfall and water inflows have caused reservoir levels to be below historical levels, reduced generation output, and increased prices for electricity. If our hydroelectric generation facilities cannot generate sufficient energy to meet contractual arrangements, we may need to purchase energy to fulfill our obligations, which could have a material adverse impact on our results of operations. As a mitigation measure, AES has invested in thermal, wind, and solar generation assets, which have a complementary profile to hydroelectric plants. These plants are expected to have a higher generation in low hydrology scenarios, which allows them to generate additional revenues from the spot that offset purchases on the hydroelectric side.
According to the National Oceanic and Atmospheric Administration ("NOAA"), El Niño conditions are observed and forecasted through the beginning of Q2 of 2024. Hydrological conditions thereafter are uncertain, but indications suggest either a return to normalized patterns or an emergence of La Niña for the remainder of 2024. In Panama, consistent with expected El Niño impacts, local hydrological forecasts indicate below historical average inflows persisting into Q2 of 2024, which could impact our results of operations. AES reduced its total generation exposure in Panama to dry hydrological conditions through investments in such complementary assets as the Colon LNG power facility, which commenced operations in 2018, the Penonome Wind Farm, and solar projects, providing a stable and independent diversified energy supply during periods of drought or when hydroelectric generation is limited. In Panama, the La Niña phenomenon in contrast to El Niño typically means wetter conditions than average, although local system impacts may vary due to other factors. Higher hydrology may result in energy surpluses after covering the contracted hydro positions, available to be sold in the spot market after fulfilling contract obligations.
In Brazil, El Niño generally means more rainfall in the South and higher temperatures in the central region of the country, as seen in the last quarter of 2023, while La Niña results in more rainfall in the North, drier conditions in the South and milder temperatures in the central region, which could result in lower demand. Current system reservoir levels are high which supports continued lower spot prices through 2024 mitigating hydrological risk – lower prices limit external thermal generation which, if dispatched, could impact demand for the AES hydro generation. In Colombia, El Niño is characterized by drought and may result in higher spot prices. Lower overall AES Chivor hydrology may result in increased spot price energy exposure to cover contracted positions. The basin where AES Chivor is located typically experiences wet conditions from June through September in contrast with the broader system, which can result in additional energy available to sell in the spot market after fulfilling contract obligations as experienced earlier in 2023. La Niña in Colombia is characterized by more rainfall possibly leading to a decrease in spot prices. However, during La Niña impacts vary and the basin where Chivor is located may experience drier conditions than the system, notably between June and September. In Chile, the primary driver for AES’ hydro assets is snowpack volumes. Lower snowpack, together with reduced rainfall in the system, could increase both spot prices and energy purchase volumes required to meet contracted positions.
The exact behavior pattern and strength of El Niño and the potential evolution towards La Niña cannot be definitively known at this time and therefore the impacts could vary from those described above, and may include impacts to our businesses beyond hydrology, including with respect to power generation from other renewable sources of energy and demand. Even if rainfall and water inflows return to or exceed historical averages, in some cases high market prices and low generation could persist until reservoir levels are fully recovered. Further, investments made in thermal, wind, and solar power generation may benefit from uncontracted spot sales at higher market prices. Our thermal assets in Panama may alternatively be impacted by low dispatch due to low market prices in the event of a La Niña. Impacts may be material to our results of operations.

94 | 2023 Annual Report

Macroeconomic and Political
The macroeconomic and political environments in some countries where our subsidiaries conduct business have changed during 2023. This could result in significant impacts to tax laws and environmental and energy policies. Additionally, we operate in multiple countries and as such are subject to volatility in exchange rates at the subsidiary level. See Item 7A.—Quantitative and Qualitative Disclosures About Market Risk for further information.
Argentina — The recent election of President Javier Milei on December 10, 2023, marks a pivotal moment in Argentina's economic landscape. The entering administration issued Decree No. 55/23, signaling a commitment to total economic deregulation. This decree declares a state of emergency in the power sector, tariff revisions for electric power and natural gas transport and distribution, and a broader proposal for sector-wide reform.
President Milei also proposed a new bill, currently under review by Congress, that seeks to overhaul the energy regulatory framework. Emphasizing deregulation, the bill opens avenues for privatization of state-owned energy companies. These proposed changes may have a profound impact on the sector, influencing our operations and financial results. It is not yet possible to predict the impact of these regulations in our consolidated results of operations, cash flows, and financial condition.
Inflation Reduction Act and U.S. Renewable Energy Tax Credits — The Inflation Reduction Act (the “IRA”) was signed into law in the United States. The IRA includes provisions that are expected to benefit the U.S. clean energy industry, including increases, extensions, direct transfers and/or new tax credits for onshore and offshore wind, solar, storage and hydrogen projects. We expect that the extension of the current solar investment tax credits ("ITCs"), as well as higher credits available for projects that satisfy wage and apprenticeship requirements, will increase demand for our renewables products.
Our U.S. renewables business has a 51 GW pipeline that we intend to utilize to continue to grow our business, and these changes in tax policy are supportive of this strategy. We account for U.S. renewables projects according to U.S. GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the tax-credit value that is transferred to tax equity investors at the time of its creation, which for projects utilizing the investment tax credit begins in the quarter the project is placed in service. For projects utilizing the production tax credit, this value is recognized over 10 years as the facility produces energy.
The IRA also allows us to directly transfer investment tax credits to unrelated tax credit buyers. We account for the transfer proceeds as tax benefit throughout the year the renewables project is placed in service.
In 2023, we realized $611 million of earnings from Tax Attributes, comprised of $593 million from the Renewables SBU and $18 million from the Utilities SBU. In 2024, we expect an increase in Tax Attributes earned by our U.S. renewables business in line with the growth in that business. Based on construction schedules, a significant portion of these earnings will be realized in the fourth quarter.
The implementation of the IRA requires substantial guidance from the U.S. Department of Treasury and other government agencies. While some of that guidance remains pending, there will be uncertainty with respect to the implementation of certain provisions of the IRA.
Global Tax — The macroeconomic and political environments in the U.S. and in some countries where our subsidiaries conduct business have changed during 2022 and 2023. This could result in significant impacts to future tax law. In the U.S., the IRA includes a 15% corporate alternative minimum tax based on adjusted financial statement income. Additional guidance is expected to be issued in 2024.
In the fourth quarter of 2022, the European Commission adopted an amended Directive on Pillar 2 establishing a global minimum tax at a 15% rate. The adoption requires EU Member States to transpose the Directive into their respective national laws by December 31, 2023 for the rules to come into effect as of January 1, 2024. During 2023, the Netherlands, Bulgaria and Vietnam adopted legislation to implement Pillar 2 effective as of January 1, 2024. We will continue to monitor the issuance of draft legislation in other non-EU countries where the Company operates that are considering Pillar 2 amendments. The impact to the Company remains unknown but may be material.
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

95 | 2023 Annual Report

projects that could negatively impact their competitiveness. Our utility businesses do allow for recovering of operations and maintenance costs through the regulatory process, which may have timing impacts on recovery.
Interest Rates — In the U.S. and other markets in which we operate, there has been a rise in interest rates during 2021 through 2023, and interest rates are expected to remain volatile in the near term. As discussed in Item 7A.—Quantitative and Qualitative Disclosures about Market Risk, although most of our existing corporate and subsidiary debt is at fixed rates, an increase in interest rates can have several impacts on our business. For any existing debt under floating rate structures and any future debt refinancings, rising interest rates will increase future financing costs. In most cases in which we have floating rate debt, our revenues serving this debt are indexed to inflation which helps mitigate the impact of rising rates. For future debt refinancings, AES actively manages a hedging program to reduce uncertainty and exposure to future interest rates. For new business, higher interest rates increase the financing costs for new projects under development and which have not yet secured financing.
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
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Puerto Rico and AES Ilumina’s non-recourse debt of $143 million and $25 million, respectively, continue to be in technical default and are classified as current as of December 31, 2023. The non-recourse debt at AES Puerto Rico is also in payment default.
On April 12, 2022, a mediation team was appointed to prepare the plan to resolve the PREPA Title III case and related proceedings. A disclosure statement hearing was held on April 28, 2023. The mediation was extended through August 4, 2023. On November 14, 2023, the Judge presiding over the case approved the supplemental disclosure statement for PREPA’s Fourth Modified Third Amended Title III Plan of Adjustment. The
confirmation trial is still scheduled to begin March 4, 2024.
Earlier this year, AES Puerto Rico took certain measures to address identified liquidity challenges. On July 6, 2023, PREPA agreed to the release of funds in the escrow account guaranteeing AES Puerto Rico’s obligations under the Power Purchase and Operating Agreement (“PPOA”) in order to provide additional liquidity for the business. AES Puerto Rico continues to work with PREPA and its noteholders on these liquidity challenges. During Q4 2023, a restructuring support agreement was executed by AES Puerto Rico and its noteholders and a PPOA amendment was approved by PREPA. These agreements require Puerto Rico Energy Bureau ("PREB") approval to become effective. On February 2, 2024 a resolution was issued by PREB approving the PPOA amendment subject to the incorporation of certain additional terms and conditions. The Company expects the PPOA amendment and restructuring support agreement to become effective during the first quarter of 2024.
Despite these challenges and considering the information available as of the filing date, management believes the carrying amount of our long-lived assets at AES Puerto Rico of $76 million is recoverable as of December 31, 2023.
Mexico Migration and Wheeling Tariffs — The interconnection agreements for TEP and TEG under the self-supply energy regime in Mexico expire in March and April 2024, respectively. Consequently, TEG and TEP are required to migrate into the new energy regime established by the Electricity Industry Law of 2021 (“LIE”) and to execute new interconnection agreements prior to the expiration of the current interconnection agreements. In February and September 2022, respectively, TEG and TEP made formal requests to the Mexican Comision Reguladora de Energia (“CRE”) to update the projects’ permits and allow them to migrate into the LIE (“Migration Requests”).

96 | 2023 Annual Report

In discussions with TEG and TEP, CRE has stated that it will not allow migration into the LIE unless the projects withdraw their respective legal challenges to certain laws, including RES/894/2020 (“Resolution 894”), which attempts to increase the wheeling tariffs paid by TEG and TEP to CFE. The increase is currently estimated to be over $90 million for the relevant period (July 2020 through March 2024). TEG and TEP have informed CRE that the agency is not entitled to reject the Migration Requests because of the legal challenges. In February 2024, the Collegiate Court ruled in favor of TEG and TEP on their challenge to Resolution 894. Nevertheless, later in February 2024, CRE denied TEG's Migration Request. TEG has formally requested that CRE issue a new permit. If CRE does not issue a new permit and if TEG cannot enter into a new interconnection agreement, TEG will not be allowed to operate after its current interconnection agreement expires. CRE is expected to determine TEP's Migration Request in the near future, but we cannot predict the outcome of that determination.
TEG and TEP will take all necessary regulatory and legal steps to protect their interests. Furthermore, if TEG and TEP are ever required to pay increased wheeling tariffs, TEG and TEP will seek to enforce their respective contractual rights to pass-through the increases to their respective offtakers. However, there are no assurances that TEG and TEP will be successful in these efforts. The inability to migrate into the LIE and/or the inability to pass-through wheeling tariff increases could have a material adverse impact on our results of operations.
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
Regulatory
AES Maritza PPA Review — DG Comp is conducting a preliminary review of whether AES Maritza’s PPA with NEK is compliant with the European Union's State Aid rules. No formal investigation has been launched by DG Comp to date. AES Maritza has previously engaged in discussions with the DG Comp case team and the Government of Bulgaria ("GoB") to attempt to reach a negotiated resolution of the DG Comp’s review ("PPA Discussions"). There are no active PPA Discussions at present but those discussions could resume at any time. The PPA continues to remain in place. However, there can be no assurance that, in the context of DG Comp's preliminary review or any future PPA Discussions, the other parties will not seek a prompt termination of the PPA.
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions involved a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict whether and when the PPA Discussions might resume or the outcome of any such discussions. Nor can we predict how DG Comp might resolve its review if the PPA Discussions do not resume or if any such discussions fail to result in an agreement concerning the agency's review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operation, and cash flows. As of December 31, 2023, the carrying value of our long-lived assets at Maritza is $345 million.

97 | 2023 Annual Report

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
Impairments
Long-lived Assets and Current Assets Held-for-Sale — During the year ended December 31, 2023, the Company recognized asset impairment expense of $1.1 billion. See Note 8—Investments and Advances to Affiliates and Note 22—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information. After recognizing these impairment expenses, the carrying value of our investments in long-lived assets and current assets held-for-sale that were assessed for impairment following a triggering event in 2023 totaled $1.3 billion at December 31, 2023.
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
Goodwill — An increase in the discount rate at TEG TEP has negatively impacted our annual goodwill impairment test as of October 1, 2022, and thus, an impairment of goodwill of $12 million has been recognized as of December 31, 2023, reducing the goodwill balance of TEG TEP to zero. See Note 9—Goodwill and Other Intangibles Assets included in Item 8.—Financial Statements and Supplementary Data for further information.
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
Capital Resources and Liquidity
Overview
As of December 31, 2023, the Company had unrestricted cash and cash equivalents of $1.4 billion, of which $33 million was held at the Parent Company and qualified holding companies. The Company had $395 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $564 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $22.1 billion and $4.5 billion, respectively. Of the $3.9 billion of our current non-recourse debt, $3.6 billion was presented as such because it is due in the next twelve months and $325 million relates to debt considered in default. Defaults at AES Puerto Rico are covenant and payment defaults. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—Puerto Rico for additional detail. All other defaults are not payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. As of December 31, 2023, the Company also had $974 million outstanding related to supplier financing arrangements.

98 | 2023 Annual Report

We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $200 million in recourse debt which matures within the next twelve months, as well as amounts due under supplier financing arrangements, of which $814 million has a Parent Company guarantee. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company's only material unhedged exposure to variable interest rate debt relates to $200 million in senior unsecured term loans. Additionally, commercial paper issuances are short term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company's $27 billion of total gross debt outstanding as of December 31, 2023, approximately $9.9 billion accrues interest at variable rates. Brazil holds $2.3 billion of our floating rate non-recourse exposure as variable rate instruments act as a natural hedge against inflation in Brazil. The Company actively hedges its current and expected variable rate exposure through a combination of currently effective and forward starting interest rate swaps. As of December 31, 2023, the total maximum outstanding amount of hedges protecting the company against variable rate exposure was $6.6 billion. These hedges generally provide economic protection through the entire expected life of the projects, regardless of the type of debt issued to finance construction or refinance the projects in the future.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project's non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock, and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support in support of tax equity partnerships or for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business' obligations up to the amount provided for in the relevant guarantee or other credit support. As of December 31, 2023, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $4 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of December 31, 2023, we had $235 million in letters of credit under bilateral agreements, $188 million in letters of credit outstanding provided under our unsecured credit facilities, and $124 million in letters of credit outstanding provided under our revolving credit facility. These letters of

99 | 2023 Annual Report

credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the year ended December 31, 2023, the Parent Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
Additionally, in connection with certain project financings, some of the Company's subsidiaries have expressly undertaken limited obligations and commitments. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of December 31, 2023, the maximum undiscounted potential exposure to guarantees issued by our subsidiaries was $2.8 billion, including $1.8 billion of customary payment guarantees under EPC contracts and other agreements, and $1 billion of tax equity financing related guarantees. In addition, as of December 31, 2023, our subsidiaries had $359 million of letters of credit outstanding.
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
Long-Term Receivables
As of December 31, 2023, the Company had approximately $193 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond December 31, 2024, or one year from the latest balance sheet date. Noncurrent receivables in the U.S. pertain to the Warrior Run PPA termination agreement and the sale of the Redondo Beach land. The receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Fund created by the Chilean government. See Note 7—Financing Receivables included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
As of December 31, 2023, the Company had approximately $1.1 billion of loans receivable related to the Mong Duong facility in Vietnam, which was constructed under a BOT contract. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant's PPA. As of December 31, 2023, Mong Duong met the held-for-sale criteria and the loan receivable balance, net of CECL reserve, was classified in held-for-sale assets. Of the loan receivable balance, $108 million was classified as Current held-for-sale assets, and $962 million was classified as Noncurrent held-for-sale assets. See Note 20—Revenue included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the year ended December 31, 2023 were debt financings, cash flows from operating activities, sales to noncontrolling interests, purchases under supplier financing arrangements, and sales of short-term investments. The primary uses of cash in the year ended December 31, 2023 were repayments of debt, capital expenditures, repayments of obligations under supplier financing arrangements, purchases of short-term investments, and acquisitions of business interests.
The primary sources of cash for the Company in the year ended December 31, 2022 were debt financings, cash flows from operating activities, sales of short-term investments, purchases under supplier financing

100 | 2023 Annual Report

arrangements, and sales to noncontrolling interests. The primary uses of cash in the year ended December 31, 2022 were repayments of debt, capital expenditures, purchases of short-term investments, acquisitions of noncontrolling interests, and purchases of emissions allowances in Bulgaria.
A summary of cash-based activities are as follows (in millions):

	Year Ended December 31,
Cash Sources:	2023	2022
Borrowings under the revolving credit facilities	$7,103	$5,424
Issuance of non-recourse debt	4,521	5,788
Net cash provided by operating activities	3,034	2,715
Sales to noncontrolling interests	1,938	742
Purchases under supplier financing arrangements	1,858	1,042
Issuance of recourse debt	1,400	200
Sale of short-term investments	1,318	1,049
Issuance of preferred shares in subsidiaries	421	60
Proceeds from the sale of business interests, net of cash and restricted cash sold	254	1
Contributions from noncontrolling interests	102	233
Affiliate repayments and returns of capital	5	149
Other	—	25
Total Cash Sources	$21,954	$17,428

Cash Uses:
Capital expenditures	$(7,724)	$(4,551)
Repayments under the revolving credit facilities	(6,285)	(4,687)
Repayments of non-recourse debt	(2,495)	(3,144)
Repayments of obligations under supplier financing arrangements	(1,491)	(432)
Purchase of short-term investments	(937)	(1,492)
Acquisitions of business interests, net of cash and restricted cash acquired	(542)	(243)
Repayments of recourse debt	(500)	(29)
Dividends paid on AES common stock	(444)	(422)
Distributions to noncontrolling interests	(323)	(265)
Purchase of emissions allowances	(268)	(488)
Contributions and loans to equity affiliates	(178)	(232)
Payments for financing fees	(142)	(120)
Acquisitions of noncontrolling interests	(127)	(602)
Other (1)	(595)	(118)
Total Cash Uses	$(22,051)	$(16,825)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	$(97)	$603
_____________________________
(1)Includes the $270 million and $56 million effect of exchange rate changes on cash, cash equivalents and restricted cash for the years ended December 31, 2023 and 2022, respectively. These impacts are primarily related to the devaluation of the Argentine peso as Argentina's economy continued to be highly inflationary. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Foreign Exchange Rates for further information.

Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative twelve month periods (in millions):

	December 31,
Cash flows provided by (used in):	2023	2022	$ Change
Operating activities	$3,034	$2,715	$319
Investing activities	(8,188)	(5,836)	(2,352)
Financing activities	5,405	3,758	1,647

101 | 2023 Annual Report

Operating Activities
Fiscal Year 2023 versus 2022
Net cash provided by operating activities increased $319 million for the year ended December 31, 2023, compared to December 31, 2022.
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
•Adjusted net income decreased $280 million, primarily due to lower margins at our Energy Infrastructure and Renewables SBUs and an increase in interest expense; partially offset by higher margins at our Utilities SBU and an increase in interest income.
•Working capital requirements decreased $599 million, primarily due to a decrease in accounts receivable resulting from higher collections, and decreases in inventory and accounts payable due to lower inventory purchases at lower prices; partially offset by an increase in other assets due to the receivables under the Warrior Run PPA termination agreement and the deferral of purchased power costs in the current year.
Investing Activities
Fiscal Year 2023 versus 2022
Net cash used in investing activities increased $2.4 billion for the year ended December 31, 2023 compared to December 31, 2022.
Investing Cash Flows
(in millions)

102 | 2023 Annual Report

•Acquisitions of business interests increased $299 million, primarily due to the acquisitions of Bellefield and Rexford at AES Clean Energy and Bolero Solar Park at AES Andes; partially offset by the prior year acquisitions of the Cubico II Wind Complex at AES Brasil and Agua Clara in the Dominican Republic.
•Cash from short-term investing activities increased $824 million, primarily as a result of higher short-term investment sales in 2023 to fund the capital expenditures of our renewables projects.
•Proceeds from sales of business interests increased $253 million due to proceeds from the partial sale of our ownership interests in Fluence and sPower OpCo B.
•Purchases of emissions allowances decreased $220 million, primarily in Bulgaria as a result of lower CO2 purchases due to lower production.
•Capital expenditures increased $3.2 billion, discussed further below.
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
•Growth expenditures increased $3 billion, primarily driven by an increase in U.S. renewables projects.
•Maintenance expenditures increased $212 million, primarily due to higher transmission and distribution and renewables project investments at our Utilities SBU and increased expenditures for hydro and wind plants at our Renewables SBU.
•Environmental expenditures increased $1 million, with no material drivers.

103 | 2023 Annual Report

Financing Activities
Fiscal Year 2023 versus 2022
Net cash provided by financing activities increased $1.6 billion for the year ended December 31, 2023 compared to December 31, 2022.
Financing Cash Flows
(in millions)
See Notes 11—Debt and 17—Equity in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for more information regarding significant debt and equity transactions, respectively.
•The $1.2 billion impact from sales to noncontrolling interests is primarily due to proceeds received at AES Clean Energy from the sales of ownership in project companies to tax equity investors, the sale of a 20% interest in AES Dominicana and a 35% interest in Colon, and from an increase in sales under the Chile Renovables renewable partnership with GIP; partially offset by the prior year sale of a 14.9% ownership interest in Southland Energy.
•The $729 million impact from recourse debt is primarily due to the issuance of senior notes due in 2028 by the Parent Company.
•The $475 million impact from acquisitions of noncontrolling interests is mainly due to the prior year acquisition of an additional 32% ownership interest in AES Andes; partially offset by the final installment payment for the 2021 acquisition of the remaining 49.9% noncontrolling ownership interest in Colon.
•The $366 million impact from non-recourse revolving credit facilities is primarily due to an increase in borrowings at our Energy Infrastructure SBU.
•The $361 million impact from issuance of preferred shares in subsidiaries is due to the proceeds received from the issuance of preferred shares to GIP, as part of the Chile Renovables renewable partnership, and the issuance of preferred shares to HASI at AES Renewable Holdings for OpCo 1; partially offset by proceeds received in the prior year for issuances of preferred shares at AES Brasil.
•The $618 million impact from non-recourse debt transactions is mainly due to lower net borrowings at the Energy Infrastructure SBU and higher net repayments at Corporate; partially offset by higher net borrowings at the Renewables SBU.
•The $285 million impact from the Parent Company revolver is primarily due to higher net repayments in the current year.
•The $243 million impact from supplier financing arrangements is primarily due to higher net repayments at the Renewables and Energy Infrastructure SBUs.

104 | 2023 Annual Report

Parent Company Liquidity
The following discussion is included as a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is a non-GAAP measure and should not be construed as an alternative to Cash and cash equivalents, which is determined in accordance with GAAP. Parent Company Liquidity may differ from similarly titled measures used by other companies. The principal sources of liquidity at the Parent Company level are dividends and other distributions from our subsidiaries, including refinancing proceeds; proceeds from debt and equity financings at the Parent Company level, including availability under our revolving credit facility and commercial paper program; and proceeds from asset sales. The Parent Company credit facility and commercial paper program are generally used for short-term cash needs to bridge the timing of distributions from subsidiaries. Cash requirements at the Parent Company level are primarily to fund interest and principal repayments of debt, construction commitments, other equity commitments, acquisitions, taxes, Parent Company overhead and development costs, and dividends on common stock.
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

	December 31, 2023	December 31, 2022
Consolidated cash and cash equivalents	$1,426	$1,374
Less: Cash and cash equivalents at subsidiaries	(1,393)	(1,350)
Parent Company and qualified holding companies' cash and cash equivalents	33	24
Commitments under the Parent Company credit facility	1,500	1,500
Less: Letters of credit under the credit facility	(124)	(34)
Less: Borrowings under the credit facility	—	(325)
Borrowings available under the Parent Company credit facility	1,376	1,141
Total Parent Company Liquidity	$1,409	$1,165
The Parent Company paid dividends of $0.66 per outstanding share to its common stockholders during the year ended December 31, 2023. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4.5 billion and $3.9 billion as of December 31, 2023 and 2022, respectively. See Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional detail.
We believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future. This belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries' ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions, and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility and commercial paper program. See Item 1A.—Risk Factors—The AES Corporation's ability to make payments on its outstanding indebtedness is dependent upon the receipt of funds from our subsidiaries, of this Form 10-K.
Various debt instruments at the Parent Company level, including our revolving credit facility and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of December 31, 2023, we were in compliance with these covenants at the Parent Company level.

105 | 2023 Annual Report

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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Consolidated Balance Sheets amounts to $3.9 billion. The portion of current debt related to such defaults was $325 million at December 31, 2023, all of which was non-recourse debt related to four subsidiaries — AES Mexico Generation Holdings, AES Puerto Rico, AES Ilumina, and AES Jordan Solar. Defaults at AES Puerto Rico are covenant and payment defaults. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—Puerto Rico for additional detail. All other defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents. See Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company's debt agreements as of December 31, 2023, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company's indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary" and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company's outstanding debt securities. A material subsidiary is defined in the Parent Company's revolving credit agreement as any business that contributed 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters. As of December 31, 2023, none of the defaults listed above resulted in a cross-default under the recourse debt of the Parent Company. Furthermore, none of the non-recourse debt in default listed above is guaranteed by the Parent Company.
Contractual Obligations and Contingent Contractual Obligations
A summary of our contractual obligations, commitments and other liabilities as of December 31, 2023 is presented below (in millions):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other	Footnote Reference(5)
Debt obligations (1) (2)	$26,977	$4,135	$7,447	$4,398	$10,997	$—	11
Interest payments on long-term debt (3)	12,650	1,419	2,278	1,521	7,432	—	n/a
Finance lease obligations (2)	618	14	29	30	545	—	14
Operating lease obligations (2)	1,209	56	88	79	986	—	14
Electricity obligations	10,099	1,222	1,662	1,342	5,873	—	12
Fuel obligations	11,065	2,069	2,844	2,278	3,874	—	12
Other purchase obligations	9,549	4,698	1,784	1,347	1,720	—	12
Other long-term liabilities reflected on AES' consolidated balance sheet under GAAP (2) (4)	1,022	—	492	61	459	10	n/a
Total	$73,189	$13,613	$16,624	$11,056	$31,886	$10
_____________________________

106 | 2023 Annual Report

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
(3)Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2023 and do not reflect anticipated future refinancing, early redemptions or new debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2023.
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
(5)For further information see the note referenced below in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
The following table presents our Parent Company's contingent contractual obligations as of December 31, 2023:

Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$3,978	90	< $1 — 970
Letters of credit under bilateral agreements	235	4	$54— 64
Letters of credit under the unsecured credit facilities	188	31	< $1 — 70
Letters of credit under the revolving credit facility	124	17	< $1 — 40
Surety bonds	2	2	< $1 — $1
Total	$4,527	144
Additionally, some of the Company's subsidiaries have contingent contractual obligations that are non-recourse to the Parent Company. As of December 31, 2023, the maximum undiscounted potential exposure to guarantees issued by our subsidiaries was $2.8 billion, including $1.8 billion of customary payment guarantees under EPC contracts and other agreements, and $1 billion of tax equity financing related guarantees. In addition, as of December 31, 2023, our subsidiaries had $359 million of letters of credit outstanding.
We have a diverse portfolio of performance-related contingent contractual obligations. These obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these obligations include change of control, construction cost overruns, subsidiary default, political risk, tax indemnities, spot market power prices, sponsor support, and liquidated damages under power sales agreements for projects in development, in operation and under construction. While we do not expect that we will be required to fund any material amounts under these contingent contractual obligations beyond 2023, many of the events which would give rise to such obligations are beyond our control. We can provide no assurance that we will be able to fund our obligations under these contingent contractual obligations if we are required to make substantial payments thereunder.
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

107 | 2023 Annual Report

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
The Company accounts for tax credits that it will retain or transfer as a reduction in income tax expense by either including the expected amount of the tax credit to be claimed or the cash to be received when transferred, respectively, in the calculation of its annual effective tax rate. The estimated tax credits are updated on a quarterly basis, with the year-end calculation including only the tax credits that are associated with projects placed in service, comprising credits claimed or transferred during the year. In assessing realizability for credits to be transferred, the Company includes cash it anticipates receiving in establishing any valuation allowance and establishes a valuation allowance equal to its best estimate of any discount on the transfer. The receipt of cash from the transfer of tax credits is treated as an operating cash inflow.
Impairments — Our accounting policies on goodwill and long-lived assets, including events that lead to possible impairment, are described in detail in Note 1—General and Summary of Significant Accounting Policies, included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K. The Company makes considerable judgments in its impairment evaluations of goodwill and long-lived assets, starting with determining if an impairment indicator exists. The Company exercises judgment in determining if these indicators or events represent an impairment indicator requiring the computation of the fair value of goodwill and/or the recoverability of long-lived assets. The fair value determination is typically the most judgmental part in an impairment evaluation. Please see Fair Value below for further detail.
As part of the impairment evaluation process, management analyzes the sensitivity of fair value to various underlying assumptions. The level of scrutiny increases as the surplus of fair value above carrying amount decreases or becomes negative. Changes in any of these assumptions could result in management reaching a different conclusion regarding the potential impairment, which could be material. Our impairment evaluations inherently involve uncertainties from uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.
Further discussion of the impairment charges recognized by the Company can be found within Note 9—Goodwill and Other Intangible Assets and Note 22—Asset Impairment Expense to the Consolidated Financial Statements included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.

108 | 2023 Annual Report

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
Fair Value of Financial Instruments — A significant number of the Company's financial instruments are carried at fair value with changes in fair value recognized in earnings or other comprehensive income each period. Investments are generally fair valued based on quoted market prices or other observable market data such as interest rate indices. The Company's investments are primarily certificates of deposit and mutual funds. Derivatives are valued using observable data as inputs into internal valuation models. The Company's derivatives primarily consist of interest rate swaps, foreign currency instruments, and commodity and embedded derivatives. Additional discussion regarding the nature of these financial instruments and valuation techniques can be found in Note 5—Fair Value included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
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
Management applies considerable judgment in selecting several input assumptions during the development of our cash flow forecasts. Examples of the input assumptions that our forecasts are sensitive to include macroeconomic factors such as growth rates, industry demand, inflation, exchange rates, power prices, changes in interest rates, and commodity prices. Whenever appropriate, management obtains these input assumptions from observable market data sources (e.g., Economic Intelligence Unit) and extrapolates the market information if an input assumption is not observable for the entire forecast period. Many of these input assumptions are dependent on other economic assumptions, which are often derived from statistical economic models with inherent limitations such as estimation differences. Further, several input assumptions are based on historical trends which often do not recur. It is not uncommon that different market data sources have different views of the macroeconomic factor expectations and related assumptions. As a result, macroeconomic factors and related assumptions are often available in a narrow range; however, in some situations these ranges become wide and the use of a different set of input assumptions could produce significantly different budgets and cash flow forecasts.
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
Accounting for Derivative Instruments and Hedging Activities — We enter into various derivative transactions in order to hedge our exposure to certain market risks. We primarily use derivative instruments to manage our interest rate, commodity, and foreign currency exposures. We do not enter into derivative transactions

109 | 2023 Annual Report

for trading purposes. See Note 6—Derivative Instruments and Hedging Activities included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information on the classification.
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
As a result of uncertainty, complexity, and judgment, accounting estimates related to derivative accounting could result in material changes to our financial statements under different conditions or utilizing different assumptions. As a part of accounting for these derivatives, we make estimates concerning nonperformance, volatilities, market liquidity, future commodity prices, interest rates, credit ratings, and future foreign exchange rates. Refer to Note 5—Fair Value included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional details.
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
Pension and Other Postretirement Plans — The Company recognizes a net asset or liability reflecting

110 | 2023 Annual Report

the funded status of pension and other postretirement plans with current-year changes in actuarial gains or losses recognized in AOCL, except for those plans at certain of the Company's regulated utilities that can recover portions of their pension and postretirement obligations through future rates. The valuation of the Company's benefit obligation, fair value of plan assets, and net periodic benefit costs requires various estimates and assumptions, the most significant of which include the discount rate and expected return on plan assets. These assumptions are reviewed by the Company on an annual basis. Refer to Note 1—General and Summary of Significant Accounting Policies included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
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
Credit Losses — The Company uses a forward-looking "expected loss" model to recognize allowances for credit losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the Company continues to measure impairments of available-for-sale securities as was done under previous GAAP, except that unrealized losses due to credit-related factors are now recognized as an allowance on the Consolidated Balance Sheet with a corresponding adjustment to earnings in the Consolidated Statements of Operations. For further information regarding credit losses, see Note 1—General and Summary of Significant Accounting Policies included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
New Accounting Pronouncements
    See Note 1—General and Summary of Significant Accounting Policies included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information about new accounting pronouncements adopted during 2023 and accounting pronouncements issued, but not yet effective.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview Regarding Market Risks
Our businesses are exposed to, and proactively manage market risk. Market risk is the potential loss that may result from market changes associated with AES power generation or with existing or forecasted financial or commodity transactions. Our primary market risk exposure is to the price of commodities, particularly electricity, natural gas, coal, and environmental credits. AES is also exposed to fluctuations in interest rates and foreign currency exchange rates associated primarily with outstanding and expected future issuances and borrowing, and from investments in foreign subsidiaries and affiliates. We enter into various transactions, including derivatives, in order to hedge our exposure to these market risks.

111 | 2023 Annual Report

The disclosures presented in this Item 7A are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 7A. For further information regarding market risk, see Item 1A.—Risk Factors, Fluctuations in currency exchange rates may impact our financial results and position; Wholesale power prices may experience significant volatility in our markets which could impact our operations and opportunities for future growth; We may not be adequately hedged against our exposure to changes in commodity prices or interest rates; and Certain of our businesses are sensitive to variations in weather and hydrology of this 2023 Form 10-K.
Commodity Price Risk
Although we prefer to hedge our exposure to the impact of market fluctuations in the price of commodities, some of our generation businesses operate under short-term sales, have contracted electricity obligations greater than supply, or operate under contract sales that leave an unhedged exposure on some of our capacity or through imperfect fuel pass-throughs. These businesses subject our operational results to the volatility of prices for electricity, fuels, and environmental credits in competitive markets. In addition, our businesses are exposed to lower electricity prices due to increased competition, including from renewable sources such as wind and solar, because of lower costs of entry and lower variable costs. We employ risk management strategies to hedge our financial performance against these effects. The implementation of these strategies can involve the use of physical and financial commodity contracts, futures, swaps, and options. We have some natural offsets across our businesses such that low commodity prices may benefit certain businesses and be a cost to others. Exposures are not perfectly linear or symmetric. The sensitivities are affected by a number of local or indirect market factors. Examples of these factors include hydrology, local energy market supply/demand balances, regional fuel supply issues, regional competition, bidding strategies, and regulatory interventions such as price caps. Volume variation also affects our commodity exposure. The volume sold under contracts or retail concessions can vary based on weather and economic conditions, resulting in a higher or lower volume of sales in spot markets. Thermal unit availability and hydrology can affect the generation output available for sale and can affect the marginal unit setting power prices.
As of December 31, 2023, we project pre-tax earnings exposure on a 10% increase in commodity prices to be less than a $30 million gain for power, less than $15 million loss for gas, and less than $10 million loss for coal. The sensitivities are calculated using industry-standard valuation techniques to revalue all transactions (physical and financial commodity transactions) in the portfolio for a change in the underlying prices the transactions are exposed to and excludes correlation effects, including those due to renewable resource availability. The models reference market prices of commodities across future periods and associated volatility of these market prices. Prices and volatilities are predominantly based on observable market prices.
Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
In the Energy Infrastructure SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. In California, our Southland once-through cooling generation units (“Legacy Assets”) in Long Beach and Huntington Beach have been extended to operate through 2026 under capacity contracts with the State as part of the Strategic Reserve program. Our facility in Redondo Beach has been retired effective January 1, 2024. Our ability to operate the Long Beach facility at full capacity through 2025 was approved under Tentative Time Schedule Order coverage in November 2023. Approval to operate Long Beach through 2026 will be subject to review with State Agencies. Our Southland combined cycle gas turbine (Southland Energy) units benefit from higher power and lower gas prices, depending on the contracted or hedge position. The AES Andes business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. A significant portion of our PPAs through 2024 include mechanisms of indexation that adjust the price of energy based on fluctuations in the price of coal, with an index defined by the National Energy Commission based on the physical coal imports for the energy system. This mechanism mitigates exposures to changes in the price of fuel. The increasing share of renewable energy in Chile's power market may reduce reliance on thermal units and impact power price volatility, which could impact our cost to serve certain unregulated PPAs. In the Dominican Republic, we own natural gas plants contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices through 2024. Our thermal asset in Panama has PPAs with distribution companies which matches the term of the LNG supply agreement of such thermal assets. New entrants into the Panama thermal generation market could impact the dispatch of existing generation, requiring purchases in the spot market to satisfy the PPA obligations. Contract levels do not always match our generation availability or needs, and our assets may be sellers of spot prices in excess of contract levels

112 | 2023 Annual Report

or a net buyer in the spot market to satisfy contract obligations, which could impact existing fuel supply commitments. Our assets operating in Vietnam and Bulgaria have minimal exposure to commodity price risk as they have no or minor merchant exposure and fuel is subject to a pass-through mechanism.
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
In the normal course of business, we are exposed to foreign currency risk and other foreign operations risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the USD. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in USD or currencies other than their own functional currencies. Certain of our foreign subsidiaries calculate and pay taxes in currencies other than their own functional currency. We have varying degrees of exposure to changes in the exchange rate between the USD and the following currencies: Argentine peso, Brazilian real, Chilean peso, Colombian peso, Dominican peso, Euro, and Mexican peso. Our exposure to certain of these currencies may be material. These subsidiaries and affiliates attempt to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps, and options where possible to manage our risk related to certain foreign currency fluctuations.
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
AES has unhedged forward-looking earnings foreign exchange deterioration risk from the Argentine peso that could be material. Additionally, as of December 31, 2023, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries in the Brazilian real, Colombian peso, and Euro, individually, may be exposed to exchange rate movement of less than a $5 million gain. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2024 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains or losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
Interest Rate Risks
We are exposed to risk resulting from changes in interest rates primarily because of our current and expected future issuance of debt and borrowing.
Decisions on the fixed-floating debt mix are made to be consistent with the risk factors faced by individual businesses or plants. Depending on whether a plant’s capacity payments or revenue stream is fixed or varies with inflation, we partially hedge against interest rate fluctuations by arranging fixed-rate or variable-rate financing. In

113 | 2023 Annual Report

certain cases, particularly for non-recourse financing, we execute interest rate swap, cap, and floor agreements to effectively fix or limit the interest rate exposure on the underlying financing. Most of our interest rate risk is related to non-recourse financings at our businesses.
As of December 31, 2023, the portfolio’s pre-tax earnings exposure to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $35 million on interest expense for the debt denominated in these currencies. These amounts represent 2024 full year exposure and do not take into account the historical correlation between these interest rates.

114 | 2023 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Part A — Report of Independent Registered Public Accounting Firm
Our auditors are Ernst & Young LLP, located in Tysons, Virginia. Their PCAOB ID number is 42.
Part B — Financial Statements and Supplementary Data

115 | 2023 Annual Report

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The AES Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The AES Corporation (the Company) as of December 31, 2023, and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

116 | 2023 Annual Report

Long-lived Asset Impairments of Coal and Pet Coke-fired Generation Assets

Description of the Matter
At December 31, 2023, the Company's net property, plant and equipment was $29,958 million. As discussed in Note 1 to the consolidated financial statements, when circumstances indicate that the carrying amount of long-lived assets in a held-for-use asset group may not be recoverable, the Company evaluates the assets for potential impairment. Events or changes in circumstances that may necessitate a recoverability evaluation include, but are not limited to, adverse changes in the regulatory environment, unfavorable changes in power prices or fuel costs, increased competition due to additional capacity in the grid, technological advancements, declining trends in demand, or an expectation it is more likely than not that the asset will be disposed of before the end of its previously estimated useful life. If the carrying amount of the assets exceeds the undiscounted cash flows, an impairment is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. As discussed in Note 22 to the consolidated financial statements, the Company recognized a total asset impairment expense of $471 million related to the Norgener, TEG, TEP, and Warrior Run asset groups, consisting of coal and pet coke generation plants included in the Energy Infrastructure SBU reportable segment in 2023.

Auditing the Company's identification of impairment indicators was complex and highly judgmental because of the many geographic, regulatory, and economic environments in which the Company operates. Also, due to the wide variety of events or changes in circumstances that may indicate that an asset group is not recoverable, auditing the Company’s identification of impairment indicators involved a high degree of subjectivity, particularly given the Company’s decarbonization initiatives and shift towards clean energy platforms. In addition, auditing the Company’s impairment analyses for Norgener, TEG, TEP, and Warrior Run asset groups was complex due to the judgmental nature of the significant assumptions used to determine the fair value of the asset groups (e.g., the Company’s projections of revenue growth, discount rates, and consideration of the industry outlook and market conditions).

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the identification of impairment indicators and the fair value analysis of the Norgener, TEG, TEP, and Warrior Run asset groups. For example, we tested management’s monitoring controls over the evaluation of events or changes in circumstances that would require an asset to be tested for recoverability. We also tested management’s review controls of the valuation models used in the impairment analyses, the significant assumptions used to develop the estimates, and the completeness and accuracy of the data used in the valuations.

To test the Company's identification of impairment indicators, our audit procedures included, among others, making inquiries of management, including personnel in operations, to understand changes in the businesses and management’s strategic plans, and evaluate whether management has considered any identified changes in their analysis. We evaluated the results of earnings and the projected cash flows for significant coal generation assets and assessed whether there has been a deterioration in earnings or projected losses that would represent an impairment indicator. We also evaluated conditions and trends in the industry for the underlying economies, including any sale or disposition activities, and evaluated any adverse changes in the regulatory environment or the geographic areas to test the completeness and accuracy of the company's evaluation of potential impairment indicators. We also evaluated the Company’s useful life estimates, in particular for the coal and pet coke-fired generation assets with impairment indicators, considering the existing Power Purchase Agreements (PPAs) and the market for the use of these assets subsequent to the expiration of existing PPAs, based on the regulatory and market conditions.

117 | 2023 Annual Report

To test the impairment analyses for the Norgener, TEG, TEP, and Warrior Run asset groups, our audit procedures included, among others, assessing the appropriateness of valuation methodologies, testing the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends as well as historical results. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the asset groups that would result from changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the overall valuation methodology and the discount rates used in the fair value estimates, as necessary.

Accounting for the Bellefield and Rexford Renewable Acquisitions

Description of the Matter
During 2023, the Company completed its acquisitions of the Bellefield solar and battery energy storage system (BESS) projects and the Rexford solar and BESS project for consideration of $358 million and $253 million, respectively, as disclosed in Note 25 to the consolidated financial statements. These transactions were accounted for as acquisitions of variable interest entities that did not meet the definition of a business.

Auditing the Company's accounting for its significant renewables acquisitions was complex due to the significant judgment made by management to determine the fair values of significant assets acquired, including project development intangible assets and construction in progress assets. The significant assumptions used included the discount rates and revenue pricing curves used in the Company’s forecasted cash flows to determine the fair value of the acquired assets. In particular, the fair value estimate was sensitive to these significant assumptions, which are affected by expectations about future market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the accounting for these acquisitions. For example, we tested controls over the recognition and measurement of the consideration transferred and valuation of assets acquired, including management’s review of the valuation models, the significant assumptions used to develop the estimates, and the completeness and accuracy of the data used in the valuations.
To test the estimated fair value of the project development intangible assets and construction in progress, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions used by management to third-party industry and market data and to the Company’s budgets and forecasts. We also involved our internal valuation specialists to assist in our evaluation of the reasonableness of the Company’s valuation methodology, forecasted revenue assumptions, and the discount rates used in the valuations.

Allocation of Earnings to Noncontrolling Interests in Tax Equity Partnerships

Description of the Matter
A significant number of renewable projects at AES Clean Energy have been financed with tax equity structures, where the tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. When the allocation of earnings and losses, cash distributions, and tax benefits are not based on fixed ownership percentages, the Company uses the hypothetical liquidation at book value (HLBV) method to calculate the earnings attributable to noncontrolling interest for consolidated partnerships, when it is a reasonable approximation of the profit-sharing arrangement. As discussed in Note 17 to the consolidated financial statements, AES Clean Energy Development and AES Renewable Holdings sold noncontrolling interest to tax equity investors resulting in an increase of $1,163 million to noncontrolling interest in 2023.

118 | 2023 Annual Report

Auditing the allocation of earnings to noncontrolling interest holders for tax equity partnerships was complex due to the evaluation of whether a newly established HLBV model used to allocate earnings appropriately reflects the unique substantive profit-sharing terms and features within each arrangement. A greater extent of audit effort and specialized skill and knowledge was required to evaluate compliance with the contractual provisions in each partnership agreement as well as the appropriateness of the investors’ capital account balances used in the HLBV models.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s process for developing the HLBV model for new tax equity arrangements. For example, we tested management’s review of substantive profit-sharing terms and features to evaluate whether they are properly reflected in the HLBV model for new arrangements.

To test the allocation of earnings to noncontrolling interest holders for new significant tax equity partnerships, we read the related partnership agreements to understand the substantive profit-sharing provisions. We evaluated the HLBV models for consistency with the contractual provisions in the related partnership agreements and tested the capital contributions made by the tax equity investors. We involved tax subject matter professionals to assist in evaluating the calculation of the investors’ capital accounts used in the HLBV models, including the proceeds attributable to the tax equity investor due to the recognition of investment tax credits and other adjustments as required by the U.S. Internal Revenue Code. Additionally, we tested the allocation of earnings by recalculating the hypothetical liquidation in the HLBV models based on the liquidation provisions of the related partnership agreements.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
Tysons, Virginia
February 26, 2024

Consolidated Balance Sheets
December 31, 2023 and 2022

	2023	2022
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,426	$1,374
Restricted cash	370	536
Short-term investments	395	730
Accounts receivable, net of allowance of $15 and $5, respectively	1,420	1,799
Inventory	712	1,055
Prepaid expenses	177	98
Other current assets, net of allowance of $14 and $2, respectively	1,387	1,533
Current held-for-sale assets	762	518
Total current assets	6,649	7,643
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	522	470
Electric generation, distribution assets and other	30,190	26,599
Accumulated depreciation	(8,602)	(8,651)
Construction in progress	7,848	4,621
Property, plant and equipment, net	29,958	23,039
Other Assets:
Investments in and advances to affiliates	941	952
Debt service reserves and other deposits	194	177
Goodwill	348	362
Other intangible assets, net of accumulated amortization of $498 and $434, respectively	2,243	1,841
Deferred income taxes	396	319
Other noncurrent assets, net of allowance of $9 and $77, respectively	3,259	4,030
Noncurrent held-for-sale assets	811	—
Total other assets	8,192	7,681
TOTAL ASSETS	$44,799	$38,363
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,199	$1,730
Accrued interest	315	249
Accrued non-income taxes	278	249
Supplier financing arrangements	974	662
Accrued and other liabilities	1,334	1,489
Recourse debt	200	—
Non-recourse debt, including $1,080 and $416, respectively, related to variable interest entities	3,932	1,758
Current held-for-sale liabilities	499	354
Total current liabilities	9,731	6,491
NONCURRENT LIABILITIES
Recourse debt	4,264	3,894
Non-recourse debt, including $1,715 and $2,295, respectively, related to variable interest entities	18,482	17,846
Deferred income taxes	1,245	1,139
Other noncurrent liabilities	3,114	3,168
Noncurrent held-for-sale liabilities	514	—
Total noncurrent liabilities	27,619	26,047
Commitments and Contingencies (see Notes 12 and 13)
Redeemable stock of subsidiaries	1,464	1,321
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at December 31, 2023 and December 31, 2022)	838	838
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 819,051,591 issued and 669,693,234 outstanding at December 31, 2023 and 818,790,001 issued and 668,743,464 outstanding at December 31, 2022)	8	8
Additional paid-in capital	6,355	6,688
Accumulated deficit	(1,386)	(1,635)
Accumulated other comprehensive loss	(1,514)	(1,640)
Treasury stock, at cost (149,358,357 and 150,046,537 shares, respectively)	(1,813)	(1,822)
Total AES Corporation stockholders’ equity	2,488	2,437
NONCONTROLLING INTERESTS	3,497	2,067
Total equity	5,985	4,504
TOTAL LIABILITIES AND EQUITY	$44,799	$38,363
See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
Years ended December 31, 2023, 2022, and 2021

	2023	2022	2021
	(in millions, except per share amounts)
Revenue:
Non-Regulated	$9,245	$9,079	$8,273
Regulated	3,423	3,538	2,868
Total revenue	12,668	12,617	11,141
Cost of Sales:
Non-Regulated	(7,173)	(6,907)	(5,982)
Regulated	(2,991)	(3,162)	(2,448)
Total cost of sales	(10,164)	(10,069)	(8,430)
Operating margin	2,504	2,548	2,711
General and administrative expenses	(255)	(207)	(166)
Interest expense	(1,319)	(1,117)	(911)
Interest income	551	389	298
Loss on extinguishment of debt	(63)	(15)	(78)
Other expense	(99)	(68)	(60)
Other income	89	102	410
Gain (loss) on disposal and sale of business interests	134	(9)	(1,683)
Goodwill impairment expense	(12)	(777)	—
Asset impairment expense	(1,067)	(763)	(1,575)
Foreign currency transaction losses	(359)	(77)	(10)
Other non-operating expense	—	(175)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	104	(169)	(1,064)
Income tax benefit (expense)	(261)	(265)	133
Net equity in losses of affiliates	(32)	(71)	(24)
LOSS FROM CONTINUING OPERATIONS	(189)	(505)	(955)
Gain from disposal of discontinued businesses, net of income tax benefit (expense) of $7, $0, and $(1), respectively	7	—	4
NET LOSS	(182)	(505)	(951)
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	431	(41)	542
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$249	$(546)	$(409)
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$242	$(546)	$(413)
Income from discontinued operations, net of tax	7	—	4
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$249	$(546)	$(409)
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.36	$(0.82)	$(0.62)
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	—	0.01
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.37	$(0.82)	$(0.61)
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.34	$(0.82)	$(0.62)
Income from discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.01	—	0.01
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.35	$(0.82)	$(0.61)

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2023, 2022, and 2021

	2023	2022	2021
	(in millions)
NET LOSS	$(182)	$(505)	$(951)
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	146	(36)	(130)
Reclassification to earnings, net of $0 income tax for all periods	—	—	3
Total foreign currency translation adjustments	146	(36)	(127)
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $3, $(191), and $1, respectively	(1)	711	5
Reclassification to earnings, net of income tax expense of $9, $9, and $105, respectively	(73)	59	387
Total change in fair value of derivatives	(74)	770	392
Pension activity:
Change in pension adjustments due to prior service cost, net of $0 income tax for all periods	1	—	—
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax expense of $0, $5, and $10, respectively	(4)	13	26
Reclassification to earnings, net of income tax expense of $0, $1, and $3, respectively	—	1	1
Total pension adjustments	(3)	14	27
OTHER COMPREHENSIVE INCOME	69	748	292
COMPREHENSIVE INCOME (LOSS)	(113)	243	(659)
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	498	(127)	438
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$385	$116	$(221)

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity
Years ended December 31, 2023, 2022, and 2021

	THE AES CORPORATION STOCKHOLDERS
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	818.4	$8	153.0	$(1,858)	$7,561	$(680)	$(2,397)	$2,086
Net loss	—	—	—	—	—	—	—	(409)	—	(536)
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(83)	(44)
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	247	126
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	24	3
Total other comprehensive income	—	—	—	—	—	—	—	—	188	85
Adjustments to redemption value of redeemable stock of subsidiaries (2)	—	—	—	—	—	—	(4)	—	—	—
Disposition of business interests	—	—	—	—	—	—	—	—	—	(132)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(281)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(9)	—	(11)	(4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	220
Sales to noncontrolling interests			—	—	—	—	(7)	—	—	180
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	151
Issuance of preferred stock (3)	1.0	838	—	—	—	—	(29)	—	—	—
Dividends declared on common stock ($0.6095/share)	—	—	—	—	—	—	(406)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.3	—	(1.0)	13	—	—	—	—
Balance at December 31, 2021 (3)	1.0	$838	818.7	$8	152.0	$(1,845)	$7,106	$(1,089)	$(2,220)	$1,769
Net income (loss)	—	—	—	—	—	—	—	(546)	—	128
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	(37)	1
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	689	41
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	10	4
Total other comprehensive income	—	—	—	—	—	—	—	—	662	46
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(200)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(78)	—	(80)	(387)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	178
Sales to noncontrolling interests	—	—	—	—	—	—	78	—	(2)	473
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	60
Dividends declared on AES common stock ($0.6399/share)	—	—	—	—	—	—	(428)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(2.0)	23	10	—	—	—
Balance at December 31, 2022	1.0	$838	818.8	$8	150.0	$(1,822)	$6,688	$(1,635)	$(1,640)	$2,067
Net income (loss)	—	—	—	—	—	—	—	249	—	(372)
Total foreign currency translation adjustment, net of income tax	—	—	—	—	—	—	—	—	136	9
Total change in derivative fair value, net of income tax	—	—	—	—	—	—	—	—	3	(77)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	(3)	—
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	136	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(261)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	24	—	—	(44)
Sales to noncontrolling interests	—	—	—	—	—	—	85	—	(10)	1,754
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	421
Dividends declared on AES common stock ($0.6702/share)	—	—	—	—	—	—	(449)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.3	—	(0.6)	9	7	—	—	—
Balance at December 31, 2023	1.0	$838	819.1	$8	149.4	$(1,813)	$6,355	$(1,386)	$(1,514)	$3,497
(1) Excludes redeemable stock of subsidiaries. See Note 16—Redeemable Stock of Subsidiaries.
(2) Adjustment to record the redeemable stock of Colon at redemption value.
(3) Includes a $13 million reclass from Additional paid-in capital to Preferred stock to reflect the retrospective adoption of ASU 2020-06.

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years ended December 31, 2023, 2022, and 2021

	2023	2022	2021
OPERATING ACTIVITIES:	(in millions)
Net loss	$(182)	$(505)	$(951)
Adjustments to net loss:
Depreciation and amortization	1,128	1,053	1,056
Emissions allowance expense	264	425	337
Loss (gain) on realized/unrealized derivatives	143	127	(1)
Gain on remeasurement to acquisition date fair value	—	(5)	(254)
Loss (gain) on disposal and sale of business interests	(134)	9	1,683
Impairment expense	1,079	1,715	1,575
Loss on realized/unrealized foreign currency	331	58	23
Deferred income taxes	(54)	4	(406)
Other	149	123	202
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	161	(532)	(170)
(Increase) decrease in inventory	306	(417)	(93)
(Increase) decrease in prepaid expenses and other current assets	38	(40)	(168)
(Increase) decrease in other assets	5	433	(285)
Increase (decrease) in accounts payable and other current liabilities	(132)	470	(251)
Increase (decrease) in income tax payables, net and other tax payables	(109)	(51)	(271)
Increase (decrease) in deferred income	(2)	33	(314)
Increase (decrease) in other liabilities	43	(185)	190
Net cash provided by operating activities	3,034	2,715	1,902
INVESTING ACTIVITIES:
Capital expenditures	(7,724)	(4,551)	(2,116)
Acquisitions of business interests, net of cash and restricted cash acquired	(542)	(243)	(658)
Proceeds from the sale of business interests, net of cash and restricted cash sold	254	1	95
Sale of short-term investments	1,318	1,049	616
Purchase of short-term investments	(937)	(1,492)	(519)
Contributions and loans to equity affiliates	(178)	(232)	(427)
Affiliate repayments and returns of capital	5	149	320
Purchase of emissions allowances	(268)	(488)	(265)
Other investing	(116)	(29)	(97)
Net cash used in investing activities	(8,188)	(5,836)	(3,051)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	7,103	5,424	2,802
Repayments under the revolving credit facilities	(6,285)	(4,687)	(2,420)
Issuance of recourse debt	1,400	200	7
Repayments of recourse debt	(500)	(29)	(26)
Issuance of non-recourse debt	4,521	5,788	1,644
Repayments of non-recourse debt	(2,495)	(3,144)	(2,012)
Payments for financing fees	(142)	(120)	(32)
Purchases under supplier financing arrangements	1,858	1,042	91
Repayments of obligations under supplier financing arrangements	(1,491)	(432)	(35)
Distributions to noncontrolling interests	(323)	(265)	(284)
Acquisitions of noncontrolling interests	(127)	(602)	(117)
Contributions from noncontrolling interests	102	233	365
Sales to noncontrolling interests	1,938	742	173
Issuance of preferred shares in subsidiaries	421	60	153
Issuance of preferred stock	—	—	1,014
Dividends paid on AES common stock	(444)	(422)	(401)
Payments for financed capital expenditures	(10)	(33)	(24)
Other financing	(121)	3	(101)
Net cash provided by financing activities	5,405	3,758	797
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(270)	(56)	(46)
(Increase) decrease in cash, cash equivalents and restricted cash of held-for-sale businesses	(78)	22	55
Total increase (decrease) in cash, cash equivalents and restricted cash	(97)	603	(343)
Cash, cash equivalents and restricted cash, beginning	2,087	1,484	1,827
Cash, cash equivalents and restricted cash, ending	$1,990	$2,087	$1,484

Consolidated Statements of Cash Flows (continued)
Years ended December 31, 2023, 2022, and 2021

	2023	2022	2021
	(in millions)
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$1,317	$928	$815
Cash payments for income taxes, net of refunds	301	271	459
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of contingent consideration for acquisitions (see Note 25)	239	24	9
Noncash recognition of new operating and financing leases (see Note 14)	225	134	56
Dividends declared but not yet paid	116	111	105
Noncash contributions from noncontrolling interests	60	—	—
Noncash contributions to equity affiliates from transfers of tax credits	52	—	—
Notes payable issued for the acquisition of business interests (see Notes 17 and 25)	—	—	258
Noncash consideration transferred for AES Clean Energy acquisitions (see Note 25)	—	—	118
See Accompanying Notes to Consolidated Financial Statements.

125 | Notes to Consolidated Financial Statements | December 31, 2021, 2020 and 2019

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
Equity securities with redemption features that are not solely within the control of the issuer are classified as temporary equity and are included in Redeemable stock of subsidiaries on the Consolidated Balance Sheets. Generally, initial measurement will be at fair value. The subsequent allocation of income and dividends is classified in temporary equity. Subsequent measurement and classification vary depending on whether the instrument is probable of becoming redeemable. For those securities that are currently redeemable or where it is probable that the instrument will become redeemable, AES recognizes any changes from the carrying value to redemption value at each reporting period against retained earnings or additional paid-in capital in the absence of retained earnings; such adjustments are classified in temporary equity. When the equity instrument is not probable of becoming redeemable, no adjustment to the carrying value is recognized. Instruments that are mandatorily redeemable are classified as a liability.
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
Upon acquiring the investment, we determine the fair value of the identifiable assets and assumed liabilities and the basis difference between the fair value and the carrying amount of each corresponding asset or liability in the financial statements of the investee. The AES share of the amortization of the basis difference is recognized in Net equity in losses of affiliates in the Consolidated Statements of Operations over the life of the asset or liability.
The Company periodically assesses if impairment indicators exist at our equity method investments. When an impairment is observed, any excess of the carrying amount over its estimated fair value is recognized as impairment

126 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

expense when the loss in value is deemed other-than-temporary and included in Other non-operating expense in the Consolidated Statements of Operations.
BUSINESS INTERESTS — Acquisitions and disposals of business interests are generally transactions pertaining to operational legal entities, which may be accounted for as a consolidated business, an asset acquisition, or an equity method investment. Any gains or losses upon the completion of disposals, which include reclassification of cumulative translation adjustments, are recognized in Gain (loss) on disposal and sale of business interests in the Consolidated Statements of Operations upon completion of the sale.
ALLOCATION OF EARNINGS — Certain of the Company's businesses are subject to profit-sharing arrangements where the allocation of earnings and losses, cash distributions, and tax benefits are not based on fixed ownership percentages. These arrangements exist for certain U.S. renewable generation partnerships to designate different allocations of value among investors, where the allocations change in form or percentage over the life of the partnership. For these businesses, the Company uses the HLBV method when it is a reasonable approximation of the profit-sharing arrangement. The HLBV method calculates the proceeds that would be attributable to each partner based on the liquidation provisions of the respective operating partnership agreement if the partnership was to be liquidated at book value at the balance sheet date. Each partner’s share of income in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions.
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
USE OF ESTIMATES — U.S. GAAP requires the Company to make estimates and assumptions that affect the asset and liability balances reported as of the date of the consolidated financial statements, as well as the revenues and expenses recognized during the reporting period. Actual results could differ from those estimates. Items subject to such estimates and assumptions include: estimated useful lives of long-lived assets; asset retirement obligations; impairment of goodwill, long-lived assets and equity method investments; valuation allowances for receivables and deferred tax assets; the recoverability of regulatory assets; regulatory liabilities; the fair value of financial instruments; the fair value of assets and liabilities acquired as business combinations or as asset acquisitions by variable interest entities; contingent consideration arising from business combinations or asset acquisitions by variable interest entities; the measurement of equity method investments or noncontrolling interest using the HLBV method for certain renewable generation partnerships; pension liabilities; the incremental borrowing rates used in the determination of lease liabilities; the determination of lease and non-lease components in certain generation contracts; environmental liabilities; temporary equity; and potential litigation claims and settlements.
HELD-FOR-SALE DISPOSAL GROUPS — A disposal group classified as held-for-sale is reflected on the balance sheet at the lower of its carrying amount or estimated fair value less costs to sell. A loss is recognized if the carrying amount of the disposal group exceeds its estimated fair value less costs to sell. If the fair value of the disposal group subsequently exceeds the carrying amount while the disposal group is still held-for-sale, any impairment expense previously recognized will be reversed up to the lesser of the previously recognized expense or the subsequent excess.
Assets and liabilities related to a disposal group classified as held-for-sale are segregated in the balance sheet in the period in which the disposal group is classified as held-for-sale. Assets and liabilities of held-for-sale disposal groups are classified as current when they are expected to be settled or disposed of within twelve months and as noncurrent when they are not expected to be settled or disposed of within the next twelve months. Transactions between the held-for-sale disposal group and businesses that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held-for-sale. See Note 24—Held-for-Sale and Dispositions for further information.
DISCONTINUED OPERATIONS — Discontinued operations reporting occurs only when the disposal of a business or a group of businesses represents a strategic shift that has (or will have) a major effect on the

127 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

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
Transactions between the businesses determined to be discontinued operations and businesses that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held-for-sale. The results of discontinued operations include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less costs to sell, including gains or losses associated with noncontrolling interests upon completion of the disposal transaction. Adjustments related to components previously reported as discontinued operations under prior accounting guidance are presented as discontinued operations in the current period even if the disposed-of component to which the adjustments are related would not meet the criteria for presentation as a discontinued operation under current guidance.
FAIR VALUE — Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly, hypothetical transaction between market participants at the measurement date, or exit price. The Company applies the fair value measurement accounting guidance to financial assets and liabilities in determining the fair value of investments in marketable debt and equity securities, included in the Consolidated Balance Sheet line items Short-term investments and Other noncurrent assets; derivative assets, included in Other current assets and Other noncurrent assets; and, derivative liabilities, included in Accrued and other liabilities (current) and Other noncurrent liabilities. The Company applies the fair value measurement guidance to nonfinancial assets and liabilities upon the acquisition of a business or assets, or in conjunction with the measurement of an asset retirement obligation or a potential impairment loss on an asset group, equity method investments, or goodwill.
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

128 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows (in millions):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,426	$1,374
Restricted cash	370	536
Debt service reserves and other deposits	194	177
Cash, Cash Equivalents and Restricted Cash	$1,990	$2,087
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
ACCOUNTS AND NOTES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES — Accounts and notes receivable are carried at amortized cost. The Company periodically assesses the collectability of accounts receivable, considering factors such as historical collection experience, the age of accounts receivable and other currently available evidence supporting collectability, and records an allowance for credit losses for the estimated uncollectible amount as appropriate. Credit losses on accounts and notes receivable are generally recognized in Cost of Sales. Certain of our businesses charge interest on accounts receivable. Interest income is recognized on an accrual basis. When collection of such interest is not reasonably assured, interest income is recognized as cash is received. Individual accounts and notes receivable are written off when they are no longer deemed collectible.
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
Construction progress payments, engineering costs, insurance costs, salaries, interest and other costs directly relating to construction in progress are capitalized during the construction period, provided the completion of the construction project is deemed probable, or expensed at the time construction completion is determined to no longer be probable. The continued capitalization of such costs is subject to risks related to successful completion, including those related to government approvals, site identification, financing, construction permitting and contract compliance. Construction-in-progress balances are transferred to electric generation and distribution assets when an asset group is ready for its intended use. Government subsidies, refundable income tax credits that are accounted for as government grants, and liquidated damages recovered for construction delays are recorded as a reduction to property, plant and equipment and reflected in cash flows from investing activities. Maintenance and repairs are charged to expense as incurred.

129 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

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
Indefinite-Lived Intangible Assets — The Company's indefinite-lived intangible assets primarily include land-use rights and transmission rights. Indefinite-lived intangible assets are evaluated for impairment either under the qualitative assessment option or by performing the quantitative impairment test. If the carrying amount of an intangible asset being tested for impairment exceeds its fair value, the excess is recognized as impairment expense.

130 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

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
SUPPLIER FINANCE PROGRAMS — With some purchases, the Company enters into supplier financing arrangements with the goal of securing improved payment terms. The Company confirms supplier invoices to an intermediary financial institution who will pay the supplier directly or reimburse the Company for payments made to the supplier. These arrangements are included in Supplier financing arrangements on the Consolidated Balance Sheets in Current liabilities as the amounts are all due in less than a year; the related interest expense is recorded on the Consolidated Statements of Operations within Interest expense. The company had 28 supplier financing arrangements with a total outstanding balance of $974 million as of December 31, 2023, and 46 supplier financing arrangements with a total outstanding balance of $662 million as of December 31, 2022. The agreements ranged from less than $1 million to $69 million with a weighted average interest rate of 7.51% as of December 31, 2023; as of December 31, 2022, the agreements ranged from less than $1 million to $88 million with a weighted average interest rate of 4.32%. Of the amounts outstanding under supplier financing arrangements, $814 million and $296 million were guaranteed by the Company as of December 31, 2023 and 2022, respectively.
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

131 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Historically, the Company has financed renewables projects with investments from tax equity investors who are allocated certain tax benefits associated with renewable energy projects (e.g. investment tax credits) through partnership agreements. The Inflation Reduction Act allows the owners of renewable energy projects to transfer tax credits directly to third parties. This provides the Company with the flexibility to obtain financing on any particular project with (i) the transfer of tax credits or (ii) investments from tax equity investors who are allocated tax benefits. The Company may also elect to retain the tax credit and use it to reduce its tax liability.
The Company accounts for tax credits that it will retain or transfer as a reduction in income tax expense by either including the expected amount of the tax credit to be claimed or the cash to be received when transferred, respectively, in the calculation of its annual effective tax rate. The estimated tax credits are updated on a quarterly basis, with the year-end calculation including only the tax credits that are associated with projects placed in service, comprising credits claimed or transferred during the year. In assessing realizability for credits to be transferred, the Company includes cash it anticipates receiving in establishing any valuation allowance and establishes a valuation allowance equal to its best estimate of any discount on the transfer. The receipt of cash from the transfer of tax credits is treated as an operating cash inflow.
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
REVENUE RECOGNITION — Revenue is earned from the sale of electricity from our utilities, the production and sale of electricity and capacity from our generation facilities, and development and construction of generation facilities. Revenue is recognized upon the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.
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

132 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

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
Generation — Most of our generation fleet sells electricity under contracts to customers such as utilities, industrial users, and corporate clients. Our generation contracts, based on specific facts and circumstances, can have one or more performance obligations as the promise to transfer energy, capacity, and other services may or may not be distinct depending on the nature of the market and terms of the contract.
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
The transaction price allocated to a construction performance obligation is recognized as revenue over time as construction activity occurs, with revenue being fully recognized upon completion of construction. These contracts may include a difference in timing between revenue recognition and the collection of cash receipts, which may be collected over the term of the entire arrangement. The timing difference could result in a significant financing component for the construction performance obligation if determined to be a material component of the transaction price. The Company accounts for a significant financing component under the effective interest rate method, recognizing a long-term receivable for the expected future payments related to the construction performance obligation in the Other noncurrent assets line item on the Consolidated Balance Sheets. As payments are collected

133 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

from the customer over the term of the contract, consideration related to the construction performance obligation is bifurcated between the principal repayment of the long-term receivable and the related interest income, recognized in the Consolidated Statements of Operations.
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
Right-of-use assets represent our right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized on commencement of the lease based on the present value of lease payments over the lease term. Generally, the rate implicit in the lease is not readily determinable; as such, we use the subsidiaries’ incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. The right-of-use asset also includes any lease payments made and excludes lease incentives that are paid or payable to the lessee at commencement. The lease term includes the option to extend or terminate the lease if it is reasonably certain that the option will be exercised.
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

134 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

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
PPAs and fuel supply agreements are evaluated to assess if they either meet the definition of a derivative or contain an embedded derivative requiring separate valuation and accounting. When available, the Company elects the normal purchase normal sale scope exception for these contracts.
The Company typically designates its derivative instruments as cash flow hedges if they meet the criteria specified in ASC 815, Derivatives and Hedging. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Foreign currency derivative contracts are primarily used to reduce risks arising from variability in forecasted cash flows denominated in non-functional currencies. The objective of these contracts is to minimize the impact of foreign currency fluctuations on operating results. The Company also enters into commodity futures, swaps and options to hedge price variability inherent in forecasted purchases and sales of electricity, fuels, and other commodities. The objectives of the commodity contracts are to minimize the impact of variability in spot commodity prices and stabilize estimated revenue and expense streams. The Company does not use derivative instruments for speculative purposes.
For our cash flow hedges, changes in fair value are deferred in AOCL and are recognized into earnings as the hedged transactions affect earnings. If a derivative is no longer highly effective, hedge accounting will be discontinued prospectively. For cash flow hedges of forecasted transactions, AES estimates the future cash flows of the forecasted transactions and evaluates the probability of the occurrence and timing of such transactions.
Changes in the fair value of derivatives not designated and qualifying as accounting hedges are immediately recognized in earnings. Regardless of when gains or losses on derivatives are recognized in earnings, they are generally classified as interest expense for interest rate and cross-currency derivatives, foreign currency transaction gains or losses for foreign currency derivatives, and non-regulated revenue or non-regulated cost of sales for commodity and other derivatives. Cash flows arising from derivatives are included in the Consolidated Statements of Cash Flows as an operating activity given the nature of the underlying risk being economically hedged and the lack of significant financing elements, except that cash flows on designated and qualifying hedges of variable-rate interest during construction are classified as an investing activity. Cash payments and receipts to terminate interest rate derivatives prior to the end of their effective date are classified as an operating activity however they are excluded from the Cash payments for interest, net of amounts capitalized supplementary disclosure on the Consolidated Statements of Cash Flows. These cash receipts (payments) totaled $181 million, $239 million, and $(6) million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company has elected not to offset net derivative positions in the financial statements.
CREDIT LOSSES — In accordance with ASC 326, the Company records an allowance for CECL for accounts and notes receivable, financing receivables, contract assets, net investments in leases recognized as a lessor, held-to-maturity debt securities, financial guarantees related to the non-payment of a financial obligation, and off-balance sheet credit exposures not accounted for as insurance. The CECL allowance is based on the asset's amortized cost and reflects management's expected risk of credit losses over the remaining contractual life of the asset. CECL allowances are estimated using relevant information about the collectibility of cash flows and consider information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions.
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

135 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Twelve Months Ended December 31, 2023	Accounts Receivable	Mong Duong Loan Receivable	Argentina Receivables(2)	Lease Receivable (3)	Other	Total
CECL reserve balance at beginning of period	$3	$28	$30	$20	$2	$83
Current period provision	23	—	—	—	17	40
Write-offs charged against allowance	(15)	—	—	(20)	—	(35)
Recoveries collected	2	(3)	—	—	—	(1)
Foreign exchange	2	—	(23)	—	(2)	(23)
CECL reserve balance at end of period	$15	$25	$7	$—	$17	$64

Twelve Months Ended December 31, 2022	Accounts Receivable (1)	Mong Duong Loan Receivable	Argentina Receivables	Lease Receivable	Other	Total
CECL reserve balance at beginning of period	$9	$30	$23	$—	$1	$63
Current period provision	10	—	22	20	1	53
Write-offs charged against allowance	(19)	—	—	—	—	(19)
Recoveries collected	3	(2)	(1)	—	—	—
Foreign exchange	—	—	(14)	—	—	(14)
CECL reserve balance at end of period	$3	$28	$30	$20	$2	$83
_____________________________
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $1 million as of December 31, 2022. Those reserves are not in scope under ASC 326.
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
		January 1, 2023	The Company adopted this standard on a prospective basis and it did not have a material impact on the Company’s consolidated financial statements.

136 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

2022-04,Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations	This update is to provide additional information and disclosures about an entity’s use of supplier finance programs to see how these programs will affect an entity’s working capital, liquidity, and cash flows. Entities that use supplier finance programs as the buyer party should disclose (1) the key terms of the payment terms and assets pledged as security or other forms of guarantees provided and (2) the unpaid amount outstanding, a description of where those obligations are presented on the balance sheet, and a rollforward of those obligations during the annual period.	January 1, 2023, except for the rollforward information, which is effective for fiscal years beginning after December 15, 2023.	The ASU only requires disclosures related to the Company's supplier finance programs and does not affect the recognition, measurement, or presentation of supplier finance program obligations on the balance sheet or cash flow statement. The Company adopted the new disclosure requirements in the first quarter of 2023, except for the annual requirement to disclose rollforward information, which the Company expects to adopt and present prospectively beginning in the 2024 annual financial statements.
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

137 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

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

2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The amendments in this section are designed to improve the disclosures related to Segment reporting on an interim and annual basis. Public companies must disclose significant segment expenses and an amount for other segment items. This will also require that a company disclose its annual disclosures under Topic 280 in each interim period. Furthermore, companies will need to disclose the Chief Operating Decision Maker (CODM) and how the CODM assesses the performance of a segment. Lastly, public companies that have a single reportable segment must report the required disclosures under topic 280.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a break down of income taxes paid in an jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2024	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
Inventory is valued primarily using the average-cost method. The following table summarizes the Company's inventory balances as of the dates indicated (in millions):

December 31,	2023	2022
Fuel and other raw materials	$424	$733
Spare parts and supplies	288	322
Total	$712	$1,055
3. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes the components of the electric generation, distribution, and other property, plant and equipment (in millions) with their estimated useful lives (in years). The amounts are stated net of all prior asset impairment losses recognized.

138 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

	Estimated Useful Life	December 31,
	(in years)	2023	2022
Electric generation and distribution facilities	5-40	$27,517	$24,135
Other buildings	3-51	1,239	1,197
Furniture, fixtures and equipment	3-30	397	348
Other	1-39	1,037	919
Total electric generation, distribution assets and other		30,190	26,599
Accumulated depreciation		(8,602)	(8,651)
Net electric generation, distribution assets and other		$21,588	$17,948
The following table summarizes depreciation expense (including the amortization of assets recorded under finance leases and the amortization of asset retirement obligations) and interest capitalized during development and construction on qualifying assets for the periods indicated (in millions):

Years Ended December 31,	2023	2022	2021
Depreciation expense	$1,045	$982	$972
Interest capitalized during development and construction	563	224	226
Property, plant and equipment, net of accumulated depreciation, of $9.5 billion and $8.9 billion was mortgaged, pledged or subject to liens as of December 31, 2023 and 2022, respectively, including assets classified as held-for-sale.
The following table summarizes non-regulated and regulated electric generation, distribution, and other property, plant and equipment and accumulated depreciation as of the dates indicated (in millions):

December 31,	2023	2022
Non-regulated electric generation assets and other, gross	$20,195	$16,890
Non-regulated accumulated depreciation	(4,777)	(4,584)
Non-regulated electric generation assets and other, net	15,418	12,306
Regulated electric generation, distribution assets and other, gross	9,995	9,709
Regulated accumulated depreciation	(3,825)	(4,067)
Regulated electric generation, distribution assets and other, net	6,170	5,642
Net electric generation, distribution assets and other	$21,588	$17,948
4. ASSET RETIREMENT OBLIGATIONS
The following table presents amounts recognized related to asset retirement obligations for the periods indicated (in millions):

	2023	2022
Balance at January 1	$757	$606
Additional liabilities incurred	40	97
Liabilities assumed in acquisition	—	15
Liabilities settled	(14)	(29)
Accretion expense	31	30
Change in estimated cash flows	(35)	35
Other	(1)	3
Balance at December 31	$778	$757
The Company's asset retirement obligations include active ash landfills, water treatment basins, and the removal or dismantlement of certain plants and equipment. The Company uses the cost approach to determine the initial value of ARO liabilities, which is estimated by discounting expected cash outflows to their present value using market-based rates at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. Subsequent downward revisions of ARO liabilities are discounted using the market-based rates that existed when the liability was initially recognized. These inputs to the fair value of the ARO liabilities are considered Level 3 inputs under the fair value hierarchy.
During the year ended December 31, 2023, the Company increased the asset retirement obligations and corresponding assets at AES Clean Energy and AES Indiana by $43 million and $34 million, respectively. This was offset by decreases at Southland Energy and AES Brasil of $51 million and $20 million, respectively. The increase at AES Clean Energy is mostly due to an upward revision of estimated cash flows as a result of a decommissioning study done in the fourth quarter of 2023, which mostly impacted the estimated cash flows related to solar assets.

139 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

The increase at AES Indiana is mostly due to additional liabilities incurred due to revised remediation plans for ash ponds at Eagle Valley and AES Indiana's solar projects. The decrease at Southland Energy is mostly due to a downward revision of estimated cash flows as a result of revised quotes from vendors for the demolition of the Southland legacy units. The decrease at AES Brasil is mostly due to a downward revision of estimated cash flows at the Mandacaru, Salinas, and Cubico II wind complexes and AES Brasil solar facilities.
During the year ended December 31, 2022, the Company increased the asset retirement obligations and corresponding assets at Southland Energy, AES Clean Energy, AES Indiana, and AES Brasil by $75 million, $27 million, $27 million, and $16 million, respectively. The increase at Southland Energy is mostly due to additional liabilities incurred related to a demolition obligation at Alamitos. The increase at AES Clean Energy is mostly due to additional liabilities incurred as a result of new development projects. The increase at AES Indiana is primarily due to an upward revision of estimated cash flows at the Petersburg, Eagle Valley, and Harding Street plants. The increase at AES Brasil is primarily due to the initial recognition of asset retirement obligations as a result of the Cubico II acquisition.
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
Derivatives — Derivatives are measured at fair value using quoted market prices or the income approach utilizing spot and forward benchmark interest rates, foreign exchange rates, commodity prices, volatilities and credit data, as applicable. When significant inputs are not observable, the Company uses relevant techniques to determine the inputs, such as regression analysis or prices for similarly traded instruments available in the market.
The Company's methodology to fair value its derivatives is to start with any observable inputs; however, in certain instances the published forward rates or prices may not extend through the remaining term of the contract, and management must make assumptions to extrapolate the curve, which necessitates the use of unobservable inputs, such as proxy commodity prices or historical settlements to forecast forward prices. With respect to credit inputs, in certain instances the spread that reflects the credit or nonperformance risk is unobservable, requiring the use of proxy yield curves of similar credit quality.
To determine the fair value of a derivative, cash flows are discounted using the relevant spot benchmark interest rate. The Company then makes a credit valuation adjustment ("CVA"), as applicable, by further discounting

140 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

the cash flows for nonperformance or credit risk based on the observable or estimated debt spread of the Company's subsidiary or its counterparty and the tenor of the respective derivative instrument. The CVA for potential future scenarios in which the derivative is in an asset position is based on the counterparty's credit ratings, credit default swap spreads, and debt spreads, as available. The CVA for potential future scenarios in which the derivative is in a liability position is based on the Parent Company's or the subsidiary's current debt spread. In the absence of readily obtainable credit information, the Parent Company's or the subsidiary's estimated credit rating and spreads of comparably rated entities or the respective country's debt spreads are used as a proxy. All derivative instruments are analyzed individually and are subject to unique risk exposures.
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
Debt — Recourse and non-recourse debt are carried at amortized cost. The fair value of recourse debt is estimated based on quoted market prices. The fair value of non-recourse debt is estimated based upon interest rates and other features of the loan. In general, the carrying amount of variable rate debt is a close approximation of its fair value. For fixed rate loans, the fair value is estimated using quoted market prices or discounted cash flow ("DCF") analyses. The fair value of recourse and non-recourse debt excludes accrued interest at the valuation date. The fair value was determined using available market information as of December 31, 2023. The Company is not aware of any factors that would significantly affect the fair value amounts subsequent to December 31, 2023.
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

141 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

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

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$360	$—	$360	$—	$698	$—	$698
Government debt securities	—	—	—	—	—	3	—	3
Total debt securities	—	360	—	360	—	701	—	701
EQUITY SECURITIES:
Mutual funds	46	—	—	46	38	—	—	38
Total equity securities	46	—	—	46	38	—	—	38
DERIVATIVES:
Interest rate derivatives	—	182	2	184	—	314	—	314
Foreign currency derivatives	—	15	59	74	—	22	64	86
Commodity derivatives	—	127	1	128	—	232	13	245
Total derivatives — assets	—	324	62	386	—	568	77	645
TOTAL ASSETS	$46	$684	$62	$792	$38	$1,269	$77	$1,384
Liabilities
Contingent consideration	$—	$—	$165	$165	$—	$—	$48	$48
DERIVATIVES:
Interest rate derivatives	—	102	6	108	—	6	—	6
Cross-currency derivatives	—	63	—	63	—	42	—	42
Foreign currency derivatives	—	19	—	19	—	20	—	20
Commodity derivatives	—	145	111	256	—	346	60	406
Total derivatives — liabilities	—	329	117	446	—	414	60	474
TOTAL LIABILITIES	$—	$329	$282	$611	$—	$414	$108	$522
As of December 31, 2023, all available-for-sale debt securities had stated maturities within one year. For the years ended December 31, 2023 and 2022, no impairments of marketable securities were recognized in earnings or other comprehensive income (loss). Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from sale of available-for-sale securities for the periods indicated (in millions):

Year Ended December 31,	2023	2022	2021
Gross proceeds from sale of available-for-sale securities	$1,377	$1,065	$578
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022 (presented net by type of derivative in millions). Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

142 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

	Derivative Assets and Liabilities
Year Ended December 31, 2023	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1	$—	$64	$(47)	$(48)	$(31)
Total realized and unrealized gains (losses):
Included in earnings	—	16	(10)	14	20
Included in other comprehensive income — derivative activity	1	6	(48)	—	(41)
Included in regulatory (assets) liabilities	—	—	(1)	—	(1)
Acquisitions	—	—	—	(239)	(239)
Settlements	(1)	(27)	(5)	108	75
Transfers of assets/(liabilities), net into Level 3	(4)	—	—	—	(4)
Transfers of (assets)/liabilities, net out of Level 3	—	—	1	—	1
Balance at December 31	$(4)	$59	$(110)	$(165)	$(220)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(4)	$(13)	$14	$(3)

	Derivative Assets and Liabilities
Year Ended December 31, 2022	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1	$(6)	$108	$(1)	$(67)	$34
Total realized and unrealized gains (losses):
Included in earnings	4	(26)	—	3	(19)
Included in other comprehensive income — derivative activity	15	(6)	(54)	—	(45)
Included in other comprehensive income — foreign currency translation activity	—	—	—	(2)	(2)
Included in regulatory (assets) liabilities	—	—	8	—	8
Acquisitions	—	—	—	(24)	(24)
Settlements	(2)	(12)	2	42	30
Transfers of assets/(liabilities), net into Level 3	(1)	—	—	—	(1)
Transfers of (assets)/liabilities, net out of Level 3	(10)	—	(2)	—	(12)
Balance at December 31	$—	$64	$(47)	$(48)	$(31)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$3	$(34)	$5	$3	$(23)
The following table summarizes the significant unobservable inputs used for the Level 3 derivative assets (liabilities) as of December 31, 2023 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
Interest rate	$(4)	Subsidiary credit spread	0.4% - 3.3% (1.9%)
Foreign currency:
Argentine peso	59	Argentine peso to USD currency exchange rate after one year	1,421 - 2,226 (1,879)
Commodity:
CAISO Energy Swap	(107)	Forward energy prices per MWh after 2030	$13.13 - $121.53 ($63.51)
Other	(3)
Total	$(55)
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

143 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Nonrecurring Measurements —The Company measures fair value using the applicable fair value measurement guidance. Impairment expense, shown as pre-tax loss below, is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount. The following table summarizes our major categories of asset groups measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

Year Ended December 31, 2023	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Assets			Level 1	Level 2	Level 3
Long-lived asset groups held and used: (2)
Norgener (3)	5/1/2023	$196	$—	$—	$24	$137
GAF Projects (AES Renewable Holdings)	5/31/2023	29	—	—	11	18
TEG	7/31/2023	170	—	—	93	77
TEP	7/31/2023	153	—	—	94	59
New York Wind	11/30/2023	310	—	—	124	186
Warrior Run (4)	11/30/2023	250	—	—	25	198
Held-for-sale businesses: (5)
Jordan (6)	3/31/2023	$179	$—	$170	$—	$14
Jordan (6)	6/30/2023	179	—	170	—	15
Jordan (6)	9/30/2023	178	—	170	—	14
Jordan (6)	12/31/2023	180	—	170	—	16
Mong Duong (7)	12/31/2023	575	—	413	—	167
Goodwill: (8)
TEG TEP	10/1/2023	$12	$—	$—	$—	$12

Year Ended December 31, 2022	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Assets			Level 1	Level 2	Level 3
Long-lived asset groups held and used: (2)
Maritza	4/30/2022	$920	$—	$—	$452	$468
TEG	10/1/2022	268	—	—	164	104
TEP	10/1/2022	236	—	—	147	89
Held-for-sale businesses: (5)
Jordan (6)	9/30/2022	$216	$—	$170	$—	$51
Jordan (6)	12/31/2022	190		170		25
Goodwill: (8)
AES Andes	10/1/2022	$644	$—	$—	$—	$644
AES El Salvador	10/1/2022	133	—	—	—	133
Equity method investments: (9)
sPower	12/31/2022	$607	$—	$—	$432	$175
_____________________________
(1)Represents the carrying values at the dates of initial measurement, before fair value adjustment.
(2)See Note 22—Asset Impairment Expense for further information. Per ASC 360-10, the pre-tax impairment expense for long-lived asset groups held and used is limited to the carrying amount of the long-lived assets.
(3)The Norgener asset group includes long-lived assets, inventory, land, and other working capital, however per ASC 360-10, the pre-tax impairment expense is limited to the carrying amount of the long-lived assets. The Company evaluated the carrying amount of the assets outside the scope of ASC 360-10 and determined that the carrying value of the other assets should not be reduced.
(4)The Warrior Run asset group includes long-lived assets, inventory, and other working capital, however per ASC 360-10, the pre-tax impairment expense is limited to the carrying amount of the long-lived assets. The Company evaluated the carrying amount of the assets outside the scope of ASC 360-10 and recognized an inventory impairment of $6 million in Other expense. See Note 21—Other Income and Expense for further information.
(5)See Note 24—Held-for-Sale and Dispositions for further information.
(6)The pre-tax loss recognized was calculated using the $170 million fair value of the Jordan disposal group less costs to sell of $5 million for the September 30, 2022, December 31, 2022, and March 31, 2023 measurement dates and $6 million for the June 30, 2023, September 30, 2023 and December 31, 2023 measurement dates.
(7)The pre-tax loss recognized was calculated using the $413 million fair value of the Mong Duong disposal group less costs to sell of $5 million.
(8)See Note 9—Goodwill and Other Intangible Assets for further information.
(9)See Note 8—Investments in and Advances to Affiliates for further information.
AES Clean Energy Development Projects — On a quarterly basis, the Company reviews the status of development projects to identify projects that are no longer viable and will be abandoned. The fair value of each abandoned project with no salvage value is presumed to be zero as there are no future projected cash flows, resulting in a full write-off of the carrying value of project development intangibles and capitalized development costs incurred.
The Company recognized $151 million of pre-tax asset impairment expense in 2023, including $137 million during the fourth quarter, primarily related to the write-off of project development intangibles which were recognized at fair value when the Company acquired sPower's development platform as part of the formation of AES Clean Energy Development. See Note 22—Asset Impairment Expense for further information.

144 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived asset groups held and used measured on a nonrecurring basis during the year ended December 31, 2023 (in millions, except range amounts):

December 31, 2023	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived asset groups held and used:
New York Wind	$124	Discounted cash flow	Annual revenue growth	(1)% to 5% (2%)
			Annual variable margin	2% to 17% (9%)
TEP	94	Discounted cash flow	Annual revenue growth	(31)% to 6% (-2%)
			Annual variable margin	22% to 37% (26%)
			Discount rate	14% to 25% (14%)
TEG	93	Discounted cash flow	Annual revenue growth	(7)% to 9% (0%)
			Annual variable margin	14% to 33% (20%)
			Discount rate	14% to 25% (14%)
Warrior Run (1)	25	Discounted cash flow	Annual variable margin	(931)% to 74% (-506%)
Norgener (2)	24	Discounted cash flow	Annual revenue growth	(90)% to 994% (85%)
			Annual variable margin	(75)% to 276% (16%)
GAF Projects (AES Renewable Holdings)	11	Discounted cash flow	Annual revenue growth	(42)% to 44% (1%)
			Discount rate	9%
Total	$371
_____________________________
(1)The fair value of the Warrior Run asset group is mainly related to cash on hand and existing coal inventory not subject to impairment under ASC 360-10, and is partially reduced by expected decommissioning and demolition costs.
(2)The fair value of the Norgener asset group subsequent to the impairment analysis performed on May 1, 2023 was mainly related to existing coal inventory not subject to impairment under ASC 360-10. In December 2023, the Company recognized an inventory impairment of $23 million in Other expense. See Note 21—Other Income and Expense for further information.
Financial Instruments not Measured at Fair Value in the Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company's financial assets and liabilities that are not measured at fair value in the Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

		December 31, 2023
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent	$193	$239	$—	$—	$239
Liabilities:	Non-recourse debt	22,144	22,174	—	20,676	1,498
	Recourse debt	4,464	4,210	—	4,210	—

		December 31, 2022
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$301	$340	$—	$—	$340
Liabilities:	Non-recourse debt	19,429	18,527	—	17,089	1,438
	Recourse debt	3,894	3,505	—	3,505	—
_____________________________
(1)These amounts primarily relate to amounts impacted by the Stabilization Fund enacted by the Chilean government. These amounts are included in Other noncurrent assets in the accompanying Consolidated Balance Sheets. See Note 7—Financing Receivables for further information.

145 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Volume of Activity — The following table presents the Company's maximum notional (in millions) over the remaining contractual period by type of derivative as of December 31, 2023, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate	$7,738	2059
Cross-currency swaps (Brazilian Reais)	404	2026
Foreign currency:
Chilean peso	216	2026
Euro	110	2026
Mexican peso	75	2024
Brazilian real	32	2026
Colombian peso	25	2025
Argentine peso	1	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	177	2029
Power (in MWhs)	23	2040
Coal (in Metric Tonnes)	4	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of the Company's derivative assets and liabilities as of the periods indicated (in millions):

Fair Value	December 31, 2023			December 31, 2022
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$184	$—	$184	$313	$1	$314
Foreign currency derivatives	23	51	74	27	59	86
Commodity derivatives	—	128	128	—	245	245
Total assets	$207	$179	$386	$340	$305	$645
Liabilities
Interest rate derivatives	$108	$—	$108	$6	$—	$6
Cross-currency derivatives	63	—	63	42	—	42
Foreign currency derivatives	5	14	19	9	11	20
Commodity derivatives	107	149	256	59	347	406
Total liabilities	$283	$163	$446	$116	$358	$474

	December 31, 2023		December 31, 2022
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$216	$152	$271	$168
Noncurrent	170	294	374	306
Total	$386	$446	$645	$474

Credit Risk-Related Contingent Features	December 31, 2023	December 31, 2022
Net position of derivatives subject to collateralization	$(4)	$104
Cash collateral held by third parties or in escrow	104	42

146 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Years Ended December 31,
	2023	2022	2021
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$42	$869	$51
Cross-currency derivatives	—	—	(11)
Foreign currency derivatives	2	17	(34)
Commodity derivatives	(48)	16	(1)
Total	$(4)	$902	$5
Gains (losses) reclassified from AOCL to earnings
Interest rate derivatives	$51	$(72)	$(419)
Cross-currency derivatives	—	—	(15)
Foreign currency derivatives	(4)	2	(62)
Commodity derivatives	17	2	4
Total	$64	$(68)	$(492)
Gains (losses) on fair value hedging relationships
Cross-currency derivatives
Derivatives designated as hedging instruments	$(72)	$(35)	$(6)
Hedged items	58	26	4
Total	$(14)	$(9)	$(2)
Loss reclassified from AOCL to earnings due to impairment of assets	$—	$(16)	$—
Gains reclassified from AOCL to earnings due to change in forecast	$14	$26	$—
Gain (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives	$(7)	$4	$105
Foreign currency derivatives	19	21	29
Commodity derivatives and other	261	(43)	(28)
Total	$273	$(18)	$106
Reclassifications from AOCL to earnings are forecasted to increase pre-tax income from continuing operations by $36 million for the twelve months ended December 31, 2024, primarily related to interest rate derivatives.
7. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions).

	December 31, 2023			December 31, 2022
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
U.S.	$149	$—	$149	$46	$—	$46
Chile	33	—	33	239	—	239
Other	11	—	11	18	—	18
Total	$193	$—	$193	$303	$—	$303
U.S. — During this period, AES has recorded non-current receivables pertaining to the sale of the Redondo Beach land and the Warrior Run PPA termination agreement. The anticipated collection period extends beyond December 31, 2024. See Note 20—Revenue for further details regarding the Warrior Run PPA termination agreement.
Chile — AES Andes has recorded receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government in October 2019 and August 2022, in conjunction with the Tariff Stabilization Laws. Historically, the government updated the prices for these contracts every six months to reflect the contracts' indexation to exchange rates and commodities prices. The Tariff Stabilization Laws do not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewable contracts are incorporated to supply regulated contracts. Consequently, costs incurred in excess of the July 1, 2019 price are accumulated and borne by generators. Through different programs, AES Andes aims to reduce its exposure and has already sold a significant portion of the receivables accumulated as of December 31, 2023.

147 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

On August 14, 2023, AES Andes executed an agreement aiming for the sale of up to $227 million of receivables pursuant to the Stabilization Funds, of which $131 million was sold and collected as of December 31, 2023. Through different agreements and programs, as of December 31, 2023, $17 million of current receivables and $8 million of noncurrent receivables were recorded in Accounts receivable and Other noncurrent assets, respectively. Additionally, $25 million of payment deferrals granted to mining customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at December 31, 2023.
8. INVESTMENTS IN AND ADVANCES TO AFFILIATES
The following table summarizes the relevant effective equity ownership interest and carrying values for the Company's investments accounted for under the equity method as of the periods indicated:

December 31,		2023	2022	2023	2022
Affiliate	Country	Carrying Value (in millions)		Ownership Interest %
sPower (1)	United States	$423	$432	50%	50%
Fluence	United States	148	205	29%	34%
Grupo Energía Gas Panamá (2)	Panama	114	82	24%	49%
Uplight (3)	United States	86	81	29%	29%
Energía Natural Dominicana Enadom (4)	Dominican Republic	77	64	33%	43%
Mesa La Paz	Mexico	42	32	50%	50%
Other affiliates (5)	Various	51	56
Total		$941	$952
_____________________________
(1)The Company owns 50% of sPower, LLC and accounts for its investment as an equity method investment. Furthermore, there are two specific portfolios of operating solar and wind assets, OpCo A and OpCo B, in which sPower, LLC owns 51%, resulting in an AES effective ownership of approximately 26% in these portfolios.
(2)The Company's ownership in Grupo Energía Gas Panamá is held through AES Panama, a 49%-owned consolidated subsidiary. AES Panama owns 49% of Grupo Energía Gas Panamá, resulting in an AES effective ownership of 24%.
(3)On February 9, 2024, the Company's equity interest was diluted to approximately 25% as a result of Uplight's acquisition of AutoGrid, a market leader in the fast-growing Virtual Power Plant ("VPP") space.
(4)The Company's ownership in Energía Natural Dominicana Enadom is held through Andres, a 65%-owned consolidated subsidiary. Andres owns 50% of Energía Natural Dominicana Enadom, resulting in an AES effective ownership of 33%. See Note 17—Equity for further information regarding the selldown of AES Dominicana in December 2023.
(5)Includes Bosforo, Tucano, Barry, Alto Maipo, and various other equity method investments. Barry and Alto Maipo represent VIEs in which the Company holds a variable interest but is not the primary beneficiary.
Fluence — In December 2023, the Company redeemed 7,087,500 common units of Fluence Energy, LLC. Fluence Energy, Inc. settled this redemption through the issuance of an equivalent number of shares of its Class A common stock. In conjunction with this redemption, the Company executed a public sale of the Class A shares, resulting in proceeds received of $156 million, after expenses, and a pre-tax gain on sale of $136 million, recorded in Gain (loss) on disposal and sale of business interests. As a result of this transaction, AES' ownership interest decreased from 33% to 29%. As the Company still does not control but has significant influence over Fluence after the transaction, it continues to be accounted for as an equity method investment. Fluence is reported in the New Energy Technologies SBU reportable segment.
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
sPower — In December 2022, the Company agreed to sell 49% of its indirect interest in a portfolio of sPower's operating assets ("OpCo B"). At the time the purchase and sale agreement was signed, a loss was expected upon closing the transaction. The expected loss on sale was identified as a triggering event and the Company evaluated whether its investment in sPower was other-than-temporarily impaired. Based on management’s estimate of fair value of $432 million, the Company recognized an other-than-temporary impairment of $175 million in Other non-operating expense in December 2022.
sPower primarily holds operating assets where the tax credits associated with underlying projects have already been allocated to tax equity investors. The application of HLBV accounting increases the carrying value of these investments, as earnings are initially disproportionately allocated to the sponsor entity. Since sPower does not have

148 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

any ongoing development or other value creation activities following the transfer of these activities to AES Clean Energy Development, the impairment adjusts the carrying value to the fair market value of the operating assets.
On February 28, 2023, sPower closed on the sale for $196 million. As a result of the transaction, the Company received $98 million in sales proceeds and recorded a pre-tax gain on sale of $5 million, recorded in Gain (loss) on disposal and sale of business interests. After the sale, the Company's ownership interest in OpCo B decreased from 50% to approximately 26%. As the Company still does not control but has significant influence over sPower after the transaction, it continues to be accounted for as an equity method investment. sPower is reported in the Renewables SBU reportable segment.
Alto Maipo — In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore will not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of December 31, 2023, the fair value is insignificant. Alto Maipo is reported in the Energy Infrastructure SBU reportable segment.
Barry — The Company holds a 100% ownership interest in AES Barry Ltd. ("Barry"), a dormant entity in the U.K. that disposed of its generation and other operating assets. Due to a debt agreement, no material financial or operating decisions can be made without the banks' consent, and the Company does not control Barry. As of December 31, 2023 and 2022, other long-term liabilities included $41 million and $39 million, respectively, related to this debt agreement. Barry is reported in the Energy Infrastructure SBU reportable segment.
Summarized Financial Information — The following tables summarize financial information of the Company's 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates			Majority-Owned Unconsolidated Subsidiaries(1)
Years ended December 31,	2023	2022	2021	2023	2022	2021
Revenue	$2,905	$1,780	$1,316	$1	$1	$1
Operating loss	(28)	(361)	(53)	(1)	(1)	(1)
Net loss	(182)	(527)	(242)	(1)	—	(3)
Net loss attributable to affiliates	(157)	(405)	(40)	(1)	—	(3)

December 31,	2023	2022		2023	2022
Current assets	$1,759	$2,223		$117	$125
Noncurrent assets	7,569	7,522		533	643
Current liabilities	1,638	1,931		114	118
Noncurrent liabilities	4,085	4,040		572	677
Stockholders' equity	2,318	2,978		(30)	(26)
Noncontrolling interests	1,287	796		(6)	(1)
_____________________________
(1)The summarized financial information of Alto Maipo is not included in the table above as the Company is not the primary beneficiary, the fair value of the investment is insignificant, and the investment in Alto Maipo is not material to the financial results of the Company.
At December 31, 2023, retained earnings included $325 million related to the undistributed losses of the Company's 50%-or-less owned affiliates. Dividends received from these affiliates were $5 million, $47 million, and $25 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the aggregate carrying amount of our investments in equity affiliates exceeded the underlying equity in the net assets of our equity affiliates by $118 million.

149 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill — The following table summarizes the carrying amount of goodwill by reportable segment for the years ended December 31, 2023 and 2022 (in millions):

	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Balance as of December 31, 2022
Goodwill	$355	$2,709	$683	$3	$3,750
Accumulated impairment losses	(35)	(2,709)	(644)	—	(3,388)
Net balance	320	—	39	3	362
Impairment losses	—	—	(12)	—	(12)
Goodwill derecognized during the year	(2)	—	—	—	(2)
Balance as of December 31, 2023
Goodwill	353	2,709	683	3	3,748
Accumulated impairment losses	(35)	(2,709)	(656)	—	(3,400)
Net balance	$318	$—	$27	$3	$348
TEG TEP — During the fourth quarter of 2023, the Company performed the goodwill impairment test for the TEG TEP reporting unit. The fair value of the reporting unit was determined under the income approach using a discounted cash flow valuation model. The estimated fair value was less than its carrying amount and as a result the Company recognized impairment expense of $12 million, reducing the goodwill balance of TEG TEP to zero. The decrease in fair value since the date of our last impairment test on July 31, 2023 was primarily driven by an increase in the discount rate due to increasing risk of non-renewal of operating permits required to operate after March 31, 2024. In February 2024, the Mexican Comision Reguladora de Energia (“CRE”) rejected TEG's request to transition to the new energy regime and renew its operating permits. This request was denied on the basis of a lawsuit concerning the electricity law that has been withdrawn. TEG has subsequently reiterated with the agency the lawsuit has been withdrawn and has formally requested that CRE issue a new permit. TEG and TEP are reported in the Energy Infrastructure SBU reportable segment.
AES Andes — During the fourth quarter of 2022, the Company performed the annual goodwill impairment test for the AES Andes reporting unit. The fair value of the reporting unit was determined under the income approach using a discounted cash flow valuation model. The estimated fair value was less than its carrying amount and as a result the Company recognized impairment expense of $644 million, reducing the goodwill balance of AES Andes to zero. The decrease in fair value since the date of our last impairment test was primarily driven by a higher discount rate resulting from increased interest rates and country risk premiums, as well as a decrease in forecasted energy prices and other unfavorable macroeconomic assumptions in Colombia. AES Andes is reported in the Energy Infrastructure SBU reportable segment.
AES El Salvador — During the fourth quarter of 2022, the Company performed the annual goodwill impairment test for the El Salvador reporting unit. The Company performed a quantitative impairment test and utilized the income approach. The estimated fair value was less than its carrying amount and as a result the Company recognized goodwill impairment expense of $133 million, reducing the goodwill balance of AES El Salvador to zero. Since the date of our last impairment test in 2021, the Company has seen market participants substantially increase return expectations for the perceived country risk for El Salvador. The impact of the increase has substantially increased our discount rate, resulting in a full impairment. AES El Salvador is reported in the Utilities SBU reportable segment.

Other Intangible Assets — The following table summarizes the balances comprising Other intangible assets in the accompanying Consolidated Balance Sheets (in millions) as of the periods indicated:

150 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

	December 31, 2023			December 31, 2022
	Gross Balance	Accumulated Amortization	Net Balance	Gross Balance	Accumulated Amortization	Net Balance
Subject to Amortization
Internal-use software	$696	$(324)	$372	$582	$(307)	$275
Contracts	337	(37)	300	342	(40)	302
Project development rights (1)	1,222	(43)	1,179	991	(17)	974
Emissions allowances (2)	50	—	50	37	—	37
Concession rights	222	(71)	151	207	(50)	157
Land use rights	119	(3)	116	20	(1)	19
Other (3)	45	(20)	25	37	(19)	18
Subtotal	2,691	(498)	2,193	2,216	(434)	1,782
Indefinite-Lived Intangible Assets
Land use rights	22	—	22	42	—	42
Transmission rights	20	—	20	16	—	16
Other	8	—	8	1	—	1
Subtotal	50	—	50	59	—	59
Total	$2,741	$(498)	$2,243	$2,275	$(434)	$1,841
_____________________________
(1)Includes emission offset fee to the Air Quality Management District ("AQMD") in order to transfer emission offsets from retired legacy Southland units to the new CCGT.
(2)Acquired or purchased emissions allowances are finite-lived intangible assets that are expensed when utilized and included in net income for the year.
(3)Includes management rights, renewable energy credits and incentives, and other individually insignificant intangible assets.
The following tables summarize other intangible assets acquired during the periods indicated (in millions):

December 31, 2023	Amount	Subject to Amortization/Indefinite-Lived	Weighted Average Amortization Period (in years)	Amortization Method
Internal-use software	$159	Subject to Amortization	15	Straight-line
Contracts	12	Subject to Amortization	21	Straight-line
Project development rights	242	Subject to Amortization	39	Straight-line
Emissions allowances	23	Subject to Amortization	Various	As utilized
Land use rights	91	Various	N/A	Various
Other	9	Various	N/A	N/A
Total	$536

December 31, 2022	Amount	Subject to Amortization/Indefinite-Lived	Weighted Average Amortization Period (in years)	Amortization Method
Internal-use software	$136	Subject to Amortization	14	Straight-line
Contracts	196	Subject to Amortization	23	Straight-line
Project development rights	67	Subject to Amortization	4	Straight-line
Emissions allowances	35	Subject to Amortization	Various	As utilized
Land use rights	13	Indefinite-Lived	N/A	N/A
Other	1	Subject to Amortization	N/A	N/A
Total	$448
The following table summarizes the estimated amortization expense by intangible asset category for 2024 through 2028:

(in millions)	2024	2025	2026	2027	2028
Internal-use software	$42	$39	$37	$34	$34
Contracts	21	17	17	17	17
Concession rights	17	17	17	17	17
Project development rights	10	10	12	12	12
Other	2	6	6	4	5
Total	$92	$89	$89	$84	$85
Intangible asset amortization expense was $82 million, $71 million and $69 million for the years ended December 31, 2023, 2022 and 2021, respectively.

151 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

10. REGULATORY ASSETS AND LIABILITIES
The Company has recorded regulatory assets and liabilities (in millions) that it expects to pass through to its customers in accordance with, and subject to, regulatory provisions as follows:

December 31,	2023	2022	Recovery/Refund Period
Regulatory assets
Current regulatory assets:
Undercollection of rate riders	$127	$65	1 year
El Salvador energy pass through costs recovery	119	78	Quarterly
AES Indiana deferred fuel and purchased power costs	—	80	1 year
Other	19	14	1 year
Total current regulatory assets	265	237
Noncurrent regulatory assets:
AES Indiana Petersburg Units 1 and 2 retirement costs	260	287	10 years
AES Indiana and AES Ohio defined benefit pension obligations (1)	179	194	Various
AES Indiana environmental costs	70	73	Various
AES Ohio regulatory compliance costs	45	6	5 years
AES Indiana deferred Midcontinent ISO costs	21	34	3 years
Other	123	130	Various
Total noncurrent regulatory assets	698	724
Total regulatory assets	$963	$961
Regulatory liabilities
Current regulatory liabilities:
Overcollection of costs to be passed back to customers	$34	$46	1 year
Other	7	18	1 year
Total current regulatory liabilities	41	64
Noncurrent regulatory liabilities:
AES Indiana and AES Ohio accrued costs of removal and AROs	586	657	Over life of assets
AES Indiana and AES Ohio income taxes payable to customers through rates	117	134	Various
Other	6	22	Various
Total noncurrent regulatory liabilities	709	813
Total regulatory liabilities	$750	$877
_____________________________
(1)Past expenditures on which the Company earns a rate of return.
Our regulatory assets and current regulatory liabilities primarily consist of under or overcollection of costs that are generally non-controllable, such as purchased electricity, energy transmission, fuel costs, and other sector costs. These costs are recoverable or refundable as defined by the laws and regulations in our markets. Our regulatory assets also include defined pension and postretirement benefit obligations equal to the previously unrecognized actuarial gains and losses and prior service costs that are expected to be recovered through future rates. Additionally, our regulatory assets include the carrying value of AES Indiana's Petersburg Unit 1 and Petersburg Unit 2 at their retirement dates, which are amortized over the life of the assets beginning on the dates of retirement. Other current and noncurrent regulatory assets primarily consist of:
•Deferred Midcontinent ISO costs at AES Indiana;
•Deferred TDSIC costs and unamortized premiums reacquired or redeemed on long-term debt, which are amortized over the lives of the original issuances, at AES Indiana; and
•Vegetation management costs and proactive reliability optimization at AES Ohio.
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
In the accompanying Consolidated Balance Sheets, current regulatory assets and liabilities are reflected in Other current assets and Accrued and other liabilities, respectively, and noncurrent regulatory assets and liabilities are reflected in Other noncurrent assets and Other noncurrent liabilities, respectively. All of the regulatory assets and liabilities as of December 31, 2023 and December 31, 2022 are related to the Utilities SBU reportable segment.

152 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

11. DEBT
NON-RECOURSE DEBT — The following table summarizes the carrying amount and terms of non-recourse debt at our subsidiaries as of the periods indicated (in millions):

NON-RECOURSE DEBT	Weighted Average Interest Rate	Maturity	December 31,
			2023	2022
Variable Rate:
Bank loans	7.39%	2024 - 2045	$5,568	$3,306
Notes and bonds	4.62%	2024 - 2047	1,768	2,137
Revolver borrowings	7.18%	2024 - 2027	2,356	1,832
Other	11.85%	2024 - 2030	31	71
Fixed Rate:
Bank loans	7.20%	2024 - 2064	1,473	461
Notes and bonds	5.09%	2024 - 2079	11,228	11,130
Other (1)	5.90%	2024 - 2061	53	801
Unamortized (discount) premium & debt issuance (costs), net			(333)	(309)
Subtotal			$22,144	$19,429
Less: Current maturities (2)			(3,924)	(1,752)
Noncurrent maturities (2)			$18,220	$17,677
_____________________________
(1)    Other fixed rate debt as of December 31, 2022 includes $756 million at Mong Duong, which was classified as held and used as of December 31, 2022, but is classified as held-for-sale as of December 31, 2023. See Note 24—Held-for-Sale and Dispositions for further information.
(2)    Excludes $8 million and $6 million (current) and $262 million and $169 million (noncurrent) finance lease liabilities included in the respective non-recourse debt line items on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. See Note 14—Leases for further information.
The interest rate on variable rate debt represents the total of a variable component that is based on changes in an interest rate index and a fixed component. The Company has interest rate swap agreements that economically fix the variable component of the interest rates on the portion of the variable rate debt being hedged in an aggregate notional principal amount of approximately $2.7 billion on non-recourse debt outstanding at December 31, 2023.
The following table summarizes the amounts due under our non-recourse debt agreements for the next five years and thereafter, as of December 31, 2023 (in millions):

December 31,	Annual Maturities
2024	$3,935
2025	2,232
2026	3,515
2027	2,566
2028	932
Thereafter	9,297
Unamortized (discount) premium & debt issuance (costs), net	(333)
Total	$22,144
As of December 31, 2023, AES subsidiaries with facilities under construction had a total of approximately $1.3 billion of committed but unused credit facilities available to fund construction and other related costs. Excluding these facilities under construction, AES subsidiaries had approximately $1.7 billion in various unused committed credit lines to support their working capital, debt service reserves and other business needs. These credit lines can be used for borrowings, letters of credit, or a combination of these uses.
Significant transactions — During the year ended December 31, 2023, the Company’s following subsidiaries had significant debt issuances (in millions):

Subsidiary	Issuances (1)
AES Clean Energy	$2,654
Netherlands and Colon	350
AES Indiana	300
AES Ohio	300
_____________________________
(1)These amounts do not include revolving credit facility activity at the Company's subsidiaries.

153 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

AES Ohio — The $300 million of debt issued at AES Ohio is primarily related to $200 million of First Mortgage Bonds issued in December 2023 in a private placement offering, in which AES Ohio issued $92 million aggregate principal of 5.49% bonds and $108 million aggregate principal of 5.70% bonds due in 2028 and 2033, respectively. The net proceeds from the issuances were used primarily to repay existing indebtedness and for general corporate purposes.
AES Indiana — In November 2023, AES Indiana executed a $300 million term loan due in 2024. The net proceeds from this issuance were used for general corporate purposes.
Netherlands and Colon — In March 2022, AES Hispanola Holdings BV, a Netherlands based company, and Colon, as co-borrowers, executed a $500 million bridge loan due in 2023. The Company allocated $450 million and $50 million of the proceeds from the agreement to AES Hispanola Holdings BV and Colon, respectively.
In January 2023, AES Hispanola Holdings BV and Colon, as co-borrowers, executed a $350 million credit agreement at 8.85%, due in 2028. The Company allocated $300 million and $50 million of the proceeds from the agreement to AES Hispanola Holdings BV and Colon, respectively. The net proceeds from the agreement were used to partially repay the $500 million bridge loan executed in 2022. The remaining principal outstanding of the bridge loan was repaid with proceeds from operating cash flows as well as cash from the Parent Company. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $1 million.
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
AES Clean Energy — In December 2023, Bellefield Portfolio Seller, LLC and Bellefield 1 Finco, LLC, subsidiaries of AES Clean Energy Development, executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $2.4 billion due in 2026. As of December 31, 2023, there was $998 million in outstanding borrowings under the facilities, and the net proceeds were used primarily to repay existing indebtedness and to fund development of renewables projects.
In October 2023, Rexford I Holdings, LLC, a subsidiary of AES Renewable Holdings, executed a $300 million bridge loan due in 2024. The net proceeds from this issuance were used primarily to fund development of renewables projects.
In December 2022, AES Renewable Holdings OpCo 1, LLC executed a term loan in the amount of $632 million due in 2027. The proceeds were used to prepay the outstanding principal of $692 million of its six credit facilities. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $12 million.
In December 2022, AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and storage projects that are owned by the Issuers. On December 13, 2022, the Issuers entered into the Note Purchase Agreement for the issuance of up to $647 million of 6.55% Senior Notes due in 2047. The Notes were sold on December 14, 2022, at par for $647 million. In 2023, the Issuers sold an additional $246 million in 6.37% notes. As a result of the additional issuance and repayments, the aggregate principal amount of Notes outstanding was $884 million as of December 31, 2023. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. As a result of the 2023 issuance, AES Clean Energy Development recorded an increase in liabilities of $215 million, resulting in an aggregate carrying amount of the Notes attributable to AES Clean Energy Development and AES Renewable Holdings of $252 million as of December 31, 2023.

154 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

In 2021, AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements with aggregate commitments of $1.2 billion and maturity dates in December 2024 and September 2025. The Borrowers executed amendments to the revolving credit facilities, which have resulted in an aggregate increase in the commitments of $2.6 billion, bringing the total commitments under the new agreements to $3.8 billion. Under a 2023 amendment, the maturity date of one of the Credit Agreements was extended from December 2024 to May 2026. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $1 billion in 2023, resulting in total commitments used under the revolving credit facilities, as of December 31, 2023, of $2.3 billion. As of December 31, 2023, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $2.8 billion.
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
As of December 31, 2023 and 2022, approximately $341 million and $424 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. Of these amounts, $158 million and $285 million, respectively, were included within Restricted cash and $183 million and $139 million, respectively, were included within Debt service reserves and other deposits in the accompanying Consolidated Balance Sheets. As of December 31, 2023 and 2022, approximately $90 million and $56 million, respectively, of the restricted cash balances were for collateral held to cover potential liability for current and future insurance claims being assumed by AGIC, AES' captive insurance company.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $901 million at December 31, 2023.
The following table summarizes the Company's subsidiary non-recourse debt in default (in millions) as of December 31, 2023. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

	Primary Nature of Default	December 31, 2023
Subsidiary		Debt in Default	Net Assets
AES Mexico Generation Holdings (TEG and TEP)	Covenant	$150	$24
AES Puerto Rico	Covenant/Payment	143	(170)
AES Ilumina (Puerto Rico)	Covenant	25	29
AES Jordan Solar	Covenant	7	11
Total		$325
The amounts in default related to AES Puerto Rico are covenant and payment defaults. In July 2023, AES Puerto Rico signed forbearance and standstill agreements with its noteholders because of the insufficiency of funds to meet the principal and interest obligations on its Series A Bond Loans due and payable on June 1, 2023, and going forward. These agreements expired on December 31, 2023 and were extended until January 17, 2024. Although there is no forbearance in place after January 17, 2024, AES Puerto Rico continues to work with PREPA and its noteholders on these liquidity challenges.
All other defaults listed are not payment defaults. All other subsidiary non-recourse defaults were triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents of the applicable subsidiary.
The AES Corporation's recourse debt agreements include cross-default clauses that will trigger if a subsidiary provides 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters and has an outstanding principal in excess of $200 million in default. As of December 31, 2023, the Company's subsidiaries had no defaults which resulted in a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.

155 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

RECOURSE DEBT — The following table summarizes the carrying amount and terms of recourse debt of the Company as of the periods indicated (in millions):

	Interest Rate	Final Maturity	December 31, 2023	December 31, 2022
Senior Variable Rate Term Loan	SOFR + 1.125%	2024	$200	$200
Senior Unsecured Note	3.30%	2025	900	900
Senior Unsecured Note	1.375%	2026	800	800
Drawings on revolving credit facility	SOFR + 1.75%	2027	—	325
Senior Unsecured Note	5.45%	2028	900	—
Senior Unsecured Note	3.95%	2030	700	700
Senior Unsecured Note	2.45%	2031	1,000	1,000
Unamortized (discount) premium & debt issuance (costs), net			(36)	(31)
Subtotal			$4,464	$3,894
Less: Current maturities			(200)	—
Noncurrent maturities			$4,264	$3,894
The following table summarizes the principal amounts due under our recourse debt for the next five years and thereafter (in millions):

December 31,	Annual Maturities
2024	$200
2025	900
2026	800
2027	—
2028	900
Thereafter	1,700
Unamortized (discount) premium & debt issuance (costs), net	(36)
Total recourse debt	$4,464
Senior Notes due 2028 — In May 2023, the Company issued $900 million aggregate principal of 5.45% senior notes due in 2028. The Company used the proceeds from this issuance for general corporate purposes and to fund investments in the Company’s Renewables and Utilities SBUs.
AES Clean Energy Development — In March 2023, AES Clean Energy Development Holdings, LLC executed a $500 million bridge loan due in December 2023 and used the proceeds for general corporate purposes. The obligations under the bridge loan were unsecured and fully guaranteed by the Parent Company. The bridge loan was repaid in December 2023.
Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The commercial paper program is backed by the Company's $1.5 billion revolving credit facility, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. During 2023, the Company borrowed and repaid approximately $45.8 billion under the commercial paper program, with average daily outstanding borrowings of $449 million. As of December 31, 2023, the Company had no outstanding borrowings under the commercial paper program.
Revolving Credit Facility — In September 2022, AES executed an amendment to its revolving credit facility. The aggregate commitment under the new agreement is $1.5 billion and matures in August 2027. The existing credit agreement had an aggregate commitment of $1.25 billion and matured in September 2026. As of December 31, 2023, AES had no outstanding drawings under its revolving credit facility.
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

156 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

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
12. COMMITMENTS
The Company enters into long-term contracts for construction projects, maintenance and service, transmission of electricity, operations services and purchases of electricity and fuel. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances. The following table shows the future minimum commitments for continuing operations under these contracts as of December 31, 2023 for 2024 through 2028 and thereafter as well as actual purchases under these contracts for the years ended December 31, 2023, 2022, and 2021 (in millions):

Actual purchases during the year ended December 31,	Electricity Purchase Contracts	Fuel Purchase Contracts	Other Purchase Contracts
2021	$709	$2,070	$1,261
2022	1,156	3,375	3,602
2023	1,134	1,982	3,181
Future commitments for the year ending December 31,
2024	$1,222	$2,069	$4,698
2025	962	1,678	1,047
2026	700	1,166	737
2027	686	1,222	718
2028	656	1,056	629
Thereafter	5,873	3,874	1,720
Total	$10,099	$11,065	$9,549
13. CONTINGENCIES
Parent Guarantees and Letters of Credit — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to no more than 33 years.
The following table summarizes the Parent Company's contingent contractual obligations as of December 31, 2023. Amounts presented in the following table represent the Parent Company's current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure per individual agreement. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

157 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$3,978	90	< $1 — 970
Letters of credit under bilateral agreements	235	4	$54 — 64
Letters of credit under the unsecured credit facilities	188	31	< $1 — 70
Letters of credit under the revolving credit facility	124	17	< $1 — 40
Surety bonds	2	2	< $1 — 1
Total	$4,527	144
During the year ended December 31, 2023, the Parent Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Subsidiary Guarantees and Letters of Credit — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, certain of the Company's subsidiaries have expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events, or are customary payment guarantees for amounts due under existing contracts in the normal course of business. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of December 31, 2023, the maximum undiscounted potential exposure to guarantees issued by our subsidiaries was $2.8 billion, including $1.8 billion of customary payment guarantees under EPC contracts and other agreements, and $1 billion of tax equity financing related guarantees. In addition, as of December 31, 2023, our subsidiaries had $359 million of letters of credit outstanding.
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended December 31, 2023 and 2022, the Company recognized liabilities of $9 million and $10 million, respectively, for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of December 31, 2023. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be up to $13 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $17 million and $22 million as of December 31, 2023 and 2022, respectively. These amounts are reported on the Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2023. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $146 million and $185 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions. See Note 23—Income Taxes for further information.
14. LEASES
LESSEE — Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in millions):

158 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

	Consolidated Balance Sheet Classification	December 31, 2023	December 31, 2022
Assets
Right-of-use assets — finance leases	Electric generation, distribution assets and other	$250	$160
Right-of-use assets — operating leases	Other noncurrent assets	380	356
Total right-of-use assets		$630	$516
Liabilities
Finance lease liabilities (current)	Non-recourse debt (current liabilities)	$8	$6
Finance lease liabilities (noncurrent)	Non-recourse debt (noncurrent liabilities)	262	169
Total finance lease liabilities		270	175
Operating lease liabilities (current)	Accrued and other liabilities	37	26
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	387	374
Total operating lease liabilities		424	400
Total lease liabilities		$694	$575
The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term — finance leases	34 years	33 years
Weighted-average remaining lease term — operating leases	27 years	25 years
Weighted-average discount rate — finance leases	5.36%	4.59%
Weighted-average discount rate — operating leases	7.70%	6.22%
The following table summarizes the components of lease cost recognized in Cost of Sales on the Consolidated Statements of Operations for the periods indicated (in millions):

	Years Ended December 31,
Components of Lease Cost	2023	2022
Operating lease cost	$52	$46
Finance lease cost:
Amortization of right-of-use assets	7	8
Interest on lease liabilities	10	8
Short-term lease costs	16	28
Variable lease cost	—	1
Total lease cost	$85	$91
Operating cash outflows from operating leases included in the measurement of lease liabilities were $54 million and $54 million for the years ended December 31, 2023 and 2022, respectively, and operating cash outflows from finance leases were $5 million and $22 million for the years ended December 31, 2023 and 2022, respectively. Right-of-use assets obtained in exchange for new operating and finance lease liabilities were $129 million and $96 million, respectively, for the years ended December 31, 2023.
The following table shows the future lease payments under operating and finance leases for continuing operations together with the present value of the net lease payments as of December 31, 2023 for 2024 through 2028 and thereafter (in millions):

	Maturity of Lease Liabilities
	Finance Leases	Operating Leases
2024	$14	$56
2025	14	45
2026	15	43
2027	15	41
2028	15	38
Thereafter	545	986
Total	618	1,209
Less: Imputed interest	(348)	(785)
Present value of lease payments	$270	$424
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

159 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Consolidated Statements of Operations for the periods indicated (in millions):

	Years Ended December 31,
Lease Income	2023	2022
Total lease revenue	$490	$527
Less: Variable lease revenue	(65)	(49)
Total non-variable lease revenue	$425	$478
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, Plant and Equipment on the Consolidated Balance Sheets as of the periods indicated (in millions):

Lease Assets	December 31, 2023	December 31, 2022
Gross assets	$1,227	$1,319
Less: Accumulated depreciation	(182)	(139)
Net assets	$1,045	$1,180
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, or lack of performance on energy delivery. The Company has not recognized any early terminations as of December 31, 2023. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of December 31, 2023 for 2024 through 2028 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2024	$34	$393
2025	32	394
2026	32	280
2027	32	183
2028	32	60
Thereafter	441	484
Total	603	$1,794
Less: Imputed interest	(296)
Present value of total lease receipts	$307
Battery Storage Lease Arrangements — The Company constructs and operates projects consisting only of a stand-alone BESS facility, as well as projects that pair a BESS with solar energy systems. These projects allow more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component typically constituting a sales-type lease. The Company recognized lease revenue on sales-type leases through variable payments of $3 million and $2 million and interest income of $13 million and $23 million for the years ended December 31, 2023 and 2022, respectively. During the second quarter of 2022, the Company recognized a full allowance of $20 million on a sales-type lease receivable at AES Gilbert. See Note 21—Other Income and Expense for further information. During the second quarter of 2023, the sales-type lease receivable and the associated allowance were written-off.
The Company recorded a loss at commencement of sales-type leases of $20 million and $5 million for the years ended December 31, 2023 and 2022, respectively. These amounts are recognized in Other expense in the Consolidated Statement of Operations. See Note 21—Other Income and Expense for further information. Effective January 1, 2022, the Company adopted ASU 2021-05 in which lessors classify and account for certain leases with primarily variable-based lease payments as operating leases. The Company adopted this standard on a prospective basis. See Note 1—General and Summary of Significant Accounting Policies for further information.
15. BENEFIT PLANS
Defined Contribution Plans — The Company sponsors four defined contribution plans ("the DC Plans"). Two plans cover U.S. non-union employees; one for Parent Company and certain U.S. business employees, and one for AES Ohio employees. The remaining two plans include union and non-union employees at AES Indiana and union employees at AES Ohio. The DC Plans are qualified under section 401 of the Internal Revenue Code. Most U.S. employees of the Company are eligible to participate in the appropriate plan except for those employees who are

160 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

covered by a collective bargaining agreement, unless such agreement specifically provides that the employee is considered an eligible employee under a plan. Within the DC Plans, the Company provides matching contributions in addition to other non-matching contributions. Participants are fully vested in their own contributions. The Company's contributions vest over various time periods ranging from immediate up to five years. For the years ended December 31, 2023, 2022 and 2021, costs for defined contribution plans were approximately $40 million, $31 million and $26 million, respectively.
Defined Benefit Plans — Certain of the Company's subsidiaries have defined benefit pension plans covering substantially all of their respective employees ("the DB Plans"). Pension benefits are based on years of credited service, age of the participant, and average earnings. Of the 27 active DB Plans as of December 31, 2023, five are at U.S. subsidiaries and the remaining plans are at foreign subsidiaries.
The following table reconciles the Company's funded status, both domestic and foreign, as of the periods indicated (in millions):

	2023		2022
	U.S.	Foreign	U.S.	Foreign
Change in projected benefit obligation:
Benefit obligation as of January 1	$914	$177	$1,225	$173
Service cost	8	4	14	4
Interest cost	47	21	28	17
Plan amendments	2	—	—	—
Plan settlements	—	(1)	—	—
Benefits paid	(115)	(15)	(65)	(13)
Divestitures	—	—	—	(1)
Actuarial loss (gain)	19	(2)	(288)	(11)
Effect of foreign currency exchange rate changes	—	6	—	8
Benefit obligation as of December 31	$875	$190	$914	$177
Change in plan assets:
Fair value of plan assets as of January 1	$911	$114	$1,218	$106
Actual return on plan assets	80	10	(250)	7
Employer contributions	8	9	8	5
Plan settlements	—	(1)	—	—
Benefits paid	(116)	(15)	(65)	(13)
Effect of foreign currency exchange rate changes	—	10	—	9
Fair value of plan assets as of December 31	$883	$127	$911	$114
Reconciliation of funded status:
Funded status as of December 31	$8	$(63)	$(3)	$(63)
The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to the funded status of the DB Plans, both domestic and foreign, as of the periods indicated (in millions):

December 31,	2023		2022
Amounts Recognized on the Consolidated Balance Sheets	U.S.	Foreign	U.S.	Foreign
Noncurrent assets	$41	$10	$34	$7
Accrued benefit liability—current	—	(9)	—	(8)
Accrued benefit liability—noncurrent	(33)	(64)	(37)	(62)
Net amount recognized at end of year	$8	$(63)	$(3)	$(63)
The following table summarizes the Company's U.S. and foreign accumulated benefit obligation as of the periods indicated (in millions):

December 31,	2023		2022
	U.S.	Foreign	U.S.	Foreign
Accumulated benefit obligation	$860	$182	$900	$170
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$325	$180	$340	$169
Accumulated benefit obligation	316	174	333	163
Fair value of plan assets	292	107	304	98
Information for pension plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$325	$180	$340	$169
Fair value of plan assets	292	107	304	98

161 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

The following table summarizes the significant weighted average assumptions used in the calculation of benefit obligation and net periodic benefit cost, both domestic and foreign, as of the periods indicated:

December 31,		2023			2022
		U.S.	Foreign		U.S.	Foreign
Benefit Obligation:	Discount rate	5.17%	11.14%		5.41%	13.23%
	Rate of compensation increase	2.75%	8.01%		2.75%	11.06%
Periodic Benefit Cost:	Discount rate	5.41%	13.23%	(1)	2.82%	10.45%	(1)
	Expected long-term rate of return on plan assets	5.55%	9.44%		4.50%	6.36%
	Rate of compensation increase	2.75%	11.06%		2.75%	7.76%
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
Sensitivity of the Company's pension funded status to the indicated increase or decrease in the discount rate and long-term rate of return on plan assets assumptions is shown below. Note that these sensitivities may be asymmetric and are specific to the base conditions at year-end 2023. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The funded status as of December 31, 2023 is affected by the assumptions as of that date. Pension expense for 2023 is affected by the December 31, 2022 assumptions. The impact on pension expense from a one percentage point change in these assumptions is shown in the following table (in millions):

Increase of 1% in the discount rate	$(7)
Decrease of 1% in the discount rate	8
Increase of 1% in the long-term rate of return on plan assets	(11)
Decrease of 1% in the long-term rate of return on plan assets	11
The following table summarizes the components of the net periodic benefit cost, both domestic and foreign, for the years indicated (in millions):

December 31,	2023		2022		2021
Components of Net Periodic Benefit Cost:	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$8	$4	$14	$4	$14	$6
Interest cost	47	21	28	17	24	15
Expected return on plan assets	(52)	(11)	(53)	(7)	(59)	(8)
Amortization of prior service cost	3	—	4	—	4	—
Amortization of net loss	7	—	8	1	15	3
Curtailment gain recognized	—	—	—	—	—	(17)
Total Net Periodic Benefit Cost	$13	$14	$1	$15	$(2)	$(1)
The following table summarizes the amounts reflected in AOCL, including AOCL attributable to noncontrolling interests, on the Consolidated Balance Sheet as of December 31, 2023, that have not yet been recognized as components of net periodic benefit cost (in millions):

December 31, 2023	Accumulated Other Comprehensive Income (Loss)
	U.S.	Foreign
Prior service cost	$(3)	$1
Unrecognized net actuarial loss	(21)	(14)
Total	$(24)	$(13)

162 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

The following table summarizes the Company's target allocation for 2023 and pension plan asset allocation, both domestic and foreign, as of the periods indicated:

				Percentage of Plan Assets as of December 31,
		Target Allocations		2023		2022
Asset Category		U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Mutual Funds
	Equity securities	22%	6%	21.80%	5.30%	22.17%	3.53%
	Debt securities	78%	88%	77.60%	89.30%	77.28%	92.14%
Real estate		—%	1%	—%	0.80%	—%	1.09%
Other		—%	5%	0.60%	4.60%	0.55%	3.24%
Total pension assets				100.00%	100.00%	100.00%	100.00%
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

		December 31, 2023				December 31, 2022
U.S. Plans		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mutual Funds	Equity securities: (1)	$—	$193	$—	$193	$—	$202	$—	$202
	Debt securities: (1)	—	685	—	685	—	704	—	704
Cash and cash equivalents		5	—	—	5	5	—	—	5
	Total plan assets	$5	$878	$—	$883	$5	$906	$—	$911
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

		December 31, 2023				December 31, 2022
Foreign Plans		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity Securities	Private equity	$—	$—	$2	$2	$—	$—	$1	$1
Mutual Funds	Equity securities: (1)	—	5	—	5	—	3	—	3
	Debt securities: (1)	40	73	—	113	35	70	—	105
Real estate	Real estate	—	—	1	1	—	—	1	1
Other	Other assets	1	3	2	6	1	2	1	4
	Total plan assets	$41	$81	$5	$127	$36	$75	$3	$114
_____________________________
(1)Mutual funds categorized as debt securities and equity securities consist of mutual funds for which debt securities and equity securities are the primary underlying investment.

163 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

The following table summarizes the estimated cash flows for U.S. and foreign expected employer contributions and expected future benefit payments, both domestic and foreign (in millions):

	U.S.	Foreign
Expected employer contribution in 2024	$8	$11
Expected benefit payments for fiscal year ending:
2024	63	19
2025	63	17
2026	64	18
2027	64	20
2028	66	21
2029 - 2033	318	125
16. REDEEMABLE STOCK OF SUBSIDIARIES
The following table is a reconciliation of changes in redeemable stock of subsidiaries (in millions):

December 31,	2023	2022
Balance at the beginning of the period	$1,321	$1,257
Net loss	(59)	(87)
Other comprehensive income	1	40
Distributions to holders of redeemable stock of subsidiaries	(62)	(64)
Acquisitions of redeemable stock of subsidiaries	—	(60)
Contributions from holders of redeemable stock of subsidiaries	163	67
Sales of redeemable stock of subsidiaries	100	168
Balance at the end of the period	$1,464	$1,321
The following table summarizes the Company's redeemable stock of subsidiaries balances as of the periods indicated (in millions):

December 31,	2023	2022
IPALCO common stock	$773	$782
AES Clean Energy Development common stock	544	436
AES Clean Energy Development tax equity partnerships	129	86
Potengi common and preferred stock	18	17
Total redeemable stock of subsidiaries	$1,464	$1,321
AES Clean Energy Development Tax Equity Partnerships — The majority of solar projects in the U.S. have been financed with tax equity structures, in which tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. In some cases, these agreements contain certain partnership rights, though not currently in effect, that would enable the tax equity investor to exit in the future. As a result, the noncontrolling ownership interest is considered temporary equity. The redemption features of these tax equity partnership agreements are typically contingent upon the underlying assets being placed in service by a guaranteed date. The Company has concluded it is probable that these projects will be placed in service by the guaranteed dates. Therefore, the noncontrolling ownership interests are not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.
In 2023 and 2022, AES Clean Energy Development, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to Redeemable stock of subsidiaries of $100 million and $157 million, respectively. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
IPALCO — In December 2022, CDPQ made equity capital contributions of $77 million as part of a capital call to raise proceeds for AES Indiana's TDSIC and replacement generation project. The Company and CDPQ made capital contributions on a proportional share basis; therefore, the capital calls did not change either party's ownership interests in IPALCO. The Company has concluded that the likelihood of an event that would allow CDPQ to redeem its interest under the terms of the shareholder agreement is remote. Therefore, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. IPALCO is reported in the Utilities SBU reportable segment.
AES Indiana — In December 2022, AES Indiana redeemed all of its outstanding preferred shares for $60 million. The preferred shares were retired upon redemption as there is no intention for the shares to be reissued. AES Indiana is reported in the Utilities SBU reportable segment.

164 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Potengi — In March 2022, Tucano Holding I (“Tucano”), a subsidiary of AES Brasil, issued new shares in the Potengi wind development project. BRF S.A. (“BRF”) acquired shares representing 24% of the equity in the project for $12 million, reducing the Company’s indirect ownership interest in Potengi to 35.5%. As the Company maintained control after the transaction, Potengi continues to be consolidated by the Company. As part of the transaction, BRF was given an option to sell its entire ownership interest at the conclusion of the PPA term and therefore the noncontrolling ownership interest is considered temporary equity. Any subsequent changes in the redemption value of the exit rights will be recognized against permanent equity in accordance with ASC 480-10-S99, as it is probable that the shares will become redeemable. Potengi is reported in the Renewables SBU reportable segment.
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
In conjunction with the issuance of the Equity Units, the Company received approximately $1 billion in proceeds, net of underwriting costs and commissions, before offering expenses. The proceeds for the issuance of 1,043,050 shares were attributed to the Series A Preferred Stock for $838 million and $205 million for the present value of the quarterly payments due to holders of the 2024 Purchase Contracts ("Contract Adjustment Payments"). The proceeds were used for the development of the AES renewable businesses, U.S. utility businesses, LNG infrastructure, and for other developments determined by management.
The Series A Preferred Stock does not bear any dividends and the liquidation preference of the convertible preferred stock does not accrete. The Series A Preferred Stock has no maturity date and will remain outstanding unless converted by holders or redeemed by the Company. Holders of the preferred shares have limited voting rights. The Series A Preferred Stock was pledged as collateral to support holders’ purchase obligations under the 2024 Purchase Contracts. The 2024 Purchase Contracts obligated the holders to purchase, on February 15, 2024, for a price of $100 in cash, a maximum number of 57,467,883 shares of the Company’s common stock (subject to customary anti-dilution adjustments). The initial settlement rate determining the number of shares that each holder must purchase cannot exceed the maximum settlement rate and was determined over a market value averaging period preceding February 15, 2024. If the applicable market value of the Company’s common stock was less than or equal to the reference price, the settlement rate would be the maximum settlement rate; and if the applicable market value of common stock was greater than the reference price, the settlement rate would be a number of shares of the Company’s common stock equal to $100 divided by the applicable market value.
The initial maximum settlement rate of 3.864 was calculated using an initial reference price of $25.88, equal to the last reported sale price of the Company’s common stock on March 4, 2021. As of December 31, 2023, due to the customary anti-dilution provisions, the maximum settlement rate was 3.8809, equivalent to a reference price of $25.77. On February 15, 2024, the Series A Preferred Stock was tendered to satisfy the Purchase Contract's settlement price and the Corporate Units were converted into shares of the Company's common stock at a settlement rate of 3.8859, equivalent to a reference price of $25.73. The Series A Preferred Stock was cancelled upon conversion.

165 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

The Company paid Contract Adjustment Payments to the holders of the 2024 Purchase Contracts at a rate of 6.875% per annum, payable quarterly in arrears on February 15, May 15, August 15, and November 15, commencing on May 15, 2021. The $205 million present value of the Contract Adjustment Payments at inception reduced the Series A Preferred Stock. As each quarterly Contract Adjustment Payment was made, the related liability was reduced and the difference between the cash payment and the present value accreted to interest expense, approximately $5 million over the three-year term. As of December 31, 2023, the present value of the Contract Adjustment Payments was $18 million. The final Contract Adjustment Payments were made on February 15, 2024.
Equity Transactions with Noncontrolling Interests
U.S. Renewable Energy Tax Equity Partnerships — The majority of solar projects in the U.S. have been financed with tax equity structures, in which tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects.
In 2023, 2022, and 2021, AES Clean Energy Development and AES Renewable Holdings, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in the following increases to NCI (in millions):

Business	2023	2022	2021
AES Clean Energy Development	$1,039	$230	$—
AES Renewable Holdings	124	88	127
In the third quarter of 2023, AES Renewable Holdings completed buyouts of tax equity partners at Buffalo Gap I, Buffalo Gap II and six other project companies, resulting in a decrease to NCI of $45 million and an increase to additional paid-in capital of $34 million. AES Clean Energy Development and AES Renewable Holdings are reported in the Renewables SBU reportable segment.
In December 2023, AES Indiana sold a noncontrolling interest in the Hardy Hills solar project to a tax equity investor, resulting in a $79 million increase to NCI. AES Indiana is reported in the Utilities SBU reportable segment.
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
Under its renewable partnership agreement with GIP, AES Andes will contribute a specified pipeline of renewable development projects to Chile Renovables as the projects reach commercial operations, and GIP may make additional contributions to maintain its 49% ownership interest. During 2022 and 2023, AES Andes completed sales of the following projects to Chile Renovables (in millions):

Business	Transaction Period	Sale Price	Increase to Noncontrolling Interests	Increase (Decrease) to Additional Paid-In Capital
Andes Solar 2a	January 2022	$37	$28	$9
Los Olmos	June 2022	80	68	12
Campo Lindo	September 2023	50	59	(9)
Bolero	November 2023	58	57	1
Andes Solar 2b	December 2023	156	145	11
In December 2023, Chile Renovables issued $275 million of preferred shares to GIP, the proceeds of which will be used to fund the development of a additional pipeline of renewables projects. As each project reaches commercial operations, the preferred shares will convert to common stock and GIP may make additional contributions to maintain its 49% ownership interest.
As the Company maintained control after these transactions, Chile Renovables continues to be consolidated by the Company within the Energy Infrastructure SBU reportable segment.

166 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

AES Dominicana — In December 2023, the Company completed the sale of a 20% ownership interest in AES Dominicana for $192 million. AES Dominicana consists of five operating subsidiaries: Andres, Los Mina, Bayasol, Santanasol, and Agua Clara. This transaction decreased the Company's economic interest to 65% and resulted in a $74 million increase in Parent Company Stockholder's Equity due to an increase in additional paid-in-capital of $73 million and the reclassification of accumulated other comprehensive losses from AOCL to NCI of $1 million. As the Company maintained control after the sale, AES Dominicana continues to be consolidated by the Company. Andres and Los Mina are included within the Energy Infrastructure SBU reportable segment and Bayasol, Santanasol, and Aqua Clara are included within the Renewables SBU reportable segment.
Colon — In September 2021, the Company acquired the remaining 49.9% minority ownership interest in Colon to become its sole owner. The purchase price was paid over two installments in November 2021 and December 2023. This transaction resulted in a $12 million decrease in Parent Company Stockholders’ Equity due to a decrease in additional paid-in-capital of $8 million and the reclassification of accumulated other comprehensive losses from Redeemable stock of subsidiaries to AOCL of $4 million.
In December 2023, the Company completed the sale a 35% ownership interest in Colon for $146 million, which decreased the Company's economic interest to 65%. This transaction resulted in a $43 million increase in Parent Company Stockholder's Equity due to an increase in additional paid-in-capital of $31 million and the reclassification of accumulated other comprehensive losses from AOCL to NCI of $12 million. As the Company maintained control after the sale, Colon continues to be consolidated by the Company within the Energy Infrastructure SBU reportable segment.
AES Renewable Holdings — In December 2023, AES Renewable Holdings issued preferred shares in a portfolio of operating assets ("OpCo 1") to HASI for total proceeds of $143 million. As the Company maintained control after the transaction, AES Renewable Holdings continues to be consolidated by the Company within the Renewables SBU reportable segment.
AES Panama — In September 2023, AES Latin America completed the sale of its interest in the Grupo Energía Gas Panamá joint venture to AES Panama, a 49%-owned consolidated subsidiary. See Note 8—Investments in and Advances to Affiliates for further information. As a result of the transaction, AES Panama received $42 million from noncontrolling interest holders and the Company reclassified accumulated other comprehensive income from AOCL to NCI of $23 million. AES Panama is reported in the Renewables SBU reportable segment however the investment in Grupo Energía Gas Panamá is reported in the Energy Infrastructure SBU reportable segment.
Southland Energy — In December 2022, the Company completed the sale of a 14.9% ownership interest in the Southland Energy assets for $157 million, which decreased the Company's economic interest to 50.1%. This transaction resulted in a $91 million increase in Parent Company Stockholder's Equity due to an increase in additional paid-in-capital of $94 million, net of tax and transaction costs, partially offset by the reclassification of accumulated other comprehensive income from AOCL to NCI of $3 million. As the Company maintained control after the sale, Southland Energy continues to be consolidated by the Company. The CCGT units and interconnected battery-based energy storage facilities are included within the Energy Infrastructure SBU and Renewables SBU reportable segments, respectively.
AES Brasil — In August 2020, AES Holdings Brasil Ltda. ("AHB") committed to migrate AES Tietê to the Novo Mercado, which is a listing segment of the Brazilian stock exchange that requires equity capital to be composed only of common shares. On December 18, 2020, the AES Tietê board approved a proposal for the corporate reorganization and exchange of shares issued by AES Tietê with newly issued shares of AES Brasil, a formerly wholly-owned entity of AES Tietê, with the intent to list AES Brasil on Novo Mercado as the 100% shareholder of AES Tietê. The reorganization and the exchange of shares was completed on March 26, 2021, and the shares issued by AES Brasil started trading on Novo Mercado on March 29, 2021. The Company maintains majority representation on AES Brasil’s board of directors.
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

167 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

In September 2022, AES Brasil commenced a private placement offering for its existing shareholders to subscribe for up to 116 million newly issued shares, of which 107 million were subscribed. AHB and noncontrolling interest holders subscribed for 54 million and 53 million shares, respectively, thereby increasing AES’ indirect beneficial interest in AES Brasil to 47.4% and resulting in additional capital contributions from noncontrolling interest holders of $98 million, an increase in additional paid-in capital of $10 million, and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $3 million. AES Brasil is reported in the Renewables SBU reportable segment.
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
In January 2022, Cachagua completed a tender offer for the shares of AES Andes held by minority shareholders for $522 million, net of transaction costs. Upon completion, AES' indirect beneficial interest in AES Andes increased from 67.1% to 98.1%. Through multiple transactions in 2022 following the tender offer, Cachagua acquired an additional 1.3% ownership in AES Andes for $22 million, further increasing AES’ indirect beneficial interest to 99.4% The tender offer and these follow-on transactions resulted in a $172 million decrease to Parent Company Stockholder’s Equity due to a decrease in additional paid-in capital of $96 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $76 million. AES Andes is reported in the Energy Infrastructure SBU reportable segment.
The following table summarizes the net income (loss) attributable to The AES Corporation and all transfers (to) from noncontrolling interests for the periods indicated (in millions):

December 31,	2023	2022	2021
Net income (loss) attributable to The AES Corporation	$249	$(546)	$(409)
Transfers from noncontrolling interest:
Increase (decrease) in The AES Corporation's paid-in capital for sale of subsidiary shares	85	78	(7)
Increase (decrease) in The AES Corporation's paid-in-capital for purchase of subsidiary shares	24	(78)	(9)
Net transfers (to) from noncontrolling interest	109	—	(16)
Change from net income (loss) attributable to The AES Corporation and transfers (to) from noncontrolling interests	$358	$(546)	$(425)

168 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Deconsolidations
Alto Maipo — In November 2021, Alto Maipo SpA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The Company determined it no longer had control over Alto Maipo and deconsolidated the business, which increased Parent Company Stockholder's Equity by $182 million due to the disposition of $177 million of accumulated other comprehensive losses and $5 million of accumulated deficit. See Note 24—Held-for-Sale and Dispositions for further information.
Accumulated Other Comprehensive Loss — The changes in AOCL by component, net of tax and noncontrolling interests, for the periods indicated were as follows (in millions):

	Foreign currency translation adjustment, net	Derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at December 31, 2021	$(1,734)	$(456)	$(30)	$(2,220)
Other comprehensive income (loss) before reclassifications	(37)	645	10	618
Amount reclassified to earnings	—	44	—	44
Other comprehensive income (loss)	(37)	689	10	662
Reclassification from NCI due to share sales and repurchases	(57)	(22)	(3)	(82)
Balance at December 31, 2022	$(1,828)	$211	$(23)	$(1,640)
Other comprehensive income (loss) before reclassifications	136	55	(3)	188
Amount reclassified to earnings	—	(52)	—	(52)
Other comprehensive income (loss)	136	3	(3)	136
Reclassification from NCI due to share sales	—	(10)	—	(10)
Balance at December 31, 2023	$(1,692)	$204	$(26)	$(1,514)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Consolidated Statements of Operations.

Details About		December 31,
AOCL Components	Affected Line Item in the Consolidated Statements of Operations	2023	2022	2021
Foreign currency translation adjustments, net
	Gain on disposal and sale of business interests	$—	$—	$(3)
	Net income attributable to The AES Corporation	$—	$—	$(3)
Derivative gains (losses), net
	Non-regulated revenue	$(8)	$(1)	$(1)
	Non-regulated cost of sales	(3)	(1)	1
	Interest expense	17	(58)	(85)
	Gain (loss) on disposal and sale of business interests	33	—	(362)
	Asset impairment expense	—	(16)	(13)
	Foreign currency transaction losses	(3)	2	(15)
	Income from continuing operations before taxes and equity in earnings of affiliates	36	(74)	(475)
	Income tax benefit (expense)	9	9	105
	Net equity in losses of affiliates	28	6	(17)
	Net income (loss)	73	(59)	(387)
	Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	(21)	15	133
	Net income (loss) attributable to The AES Corporation	$52	$(44)	$(254)
Amortization of defined benefit pension actuarial losses, net
	Non-regulated cost of sales	$—	$(1)	$(1)
	Other expense	—	(1)	(3)
	Income from continuing operations before taxes and equity in earnings of affiliates	—	(2)	(4)
	Income tax benefit (expense)	—	1	3
	Net income (loss)	—	(1)	(1)
	Less: Net income attributable to noncontrolling interests and redeemable stock of subsidiaries	—	1	—
	Net income (loss) attributable to The AES Corporation	$—	$—	$(1)
Total reclassifications for the period, net of income tax and noncontrolling interests		$52	$(44)	$(258)
Common Stock Dividends — The Parent Company paid dividends of $0.1659 per outstanding share to its common stockholders during the first, second, third, and fourth quarters of 2023 for dividends declared in December 2022, February 2023, July 2023, and October 2023, respectively.
On December 8, 2023, the Board of Directors declared a quarterly common stock dividend of $0.1725 per share payable on February 15, 2024 to shareholders of record at the close of business on February 1, 2024.

169 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Stock Repurchase Program — No shares were repurchased in 2023. The cumulative repurchases from the commencement of the Stock Repurchase Program in July 2010 through December 31, 2023 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of December 31, 2023, $264 million remained available for repurchase under the Stock Repurchase Program.
The common stock repurchased has been classified as treasury stock and accounted for using the cost method. A total of 149,358,357 and 150,046,537 shares were held as treasury stock at December 31, 2023 and December 31, 2022, respectively. Restricted stock units under the Company's employee benefit plans are issued from treasury stock. The Company has not retired any common stock repurchased since it began the Stock Repurchase Program in July 2010.
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
•Utilities — AES Indiana, AES Ohio and AES El Salvador regulated utilities and their generation facilities;
•Energy Infrastructure — Natural gas, LNG, coal, pet coke, diesel and oil generation facilities, and our businesses in Chile, which have a mix of generation sources, including renewables, that are pooled to service our existing PPAs; and
•New Energy Technologies — Green hydrogen initiatives and investments in Fluence, Uplight, 5B, and other new and innovative energy technology businesses.
Our Renewables, Utilities, and Energy Infrastructure SBUs participate in our generation business line, in which we own and/or operate power plants to generate and sell power to customers, such as utilities, industrial users, and other intermediaries. Our Utilities SBU participates in our utilities business line, in which we own and/or operate utilities to generate or purchase, distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial, and governmental sectors within a defined service area. In certain circumstances, our utilities also generate and sell electricity on the wholesale market. Our New Energy Technologies SBU includes investments in new and innovative technologies to support leading-edge greener energy solutions.
Included in "Corporate and Other" are the results of the AES self-insurance company, corporate overhead costs which are not directly associated with the operations of our four reportable segments, and certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
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

170 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

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
The following tables present financial information by segment for the periods indicated (in millions):

	Total Revenue
Year Ended December 31,	2023	2022	2021
Renewables SBU	$2,339	$1,893	$1,562
Utilities SBU	3,495	3,617	2,944
Energy Infrastructure SBU	6,836	7,204	6,702
New Energy Technologies SBU	76	3	7
Corporate and Other	138	116	108
Eliminations	(216)	(216)	(182)
Total Revenue	$12,668	$12,617	$11,141

Reconciliation from Net Income (Loss):	Adjusted EBITDA
Year Ended December 31,	2023	2022	2021
Net loss	$(182)	$(505)	$(951)
Income tax expense (benefit)	261	265	(133)
Interest expense	1,319	1,117	911
Interest income	(551)	(389)	(298)
Depreciation and amortization	1,128	1,053	1,056
EBITDA	$1,975	$1,541	$585
Less: Income from discontinued operations	(7)	—	(4)
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(552)	(704)	(47)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	130	126	123
Interest income recognized under service concession arrangements	71	77	82
Unrealized derivative and equity securities losses (gains)	34	131	(4)
Unrealized foreign currency losses	301	42	14
Disposition/acquisition losses (gains)	(79)	40	863
Impairment losses	877	1,658	1,153
Loss on extinguishment of debt	62	20	71
Net gains from early contract terminations at Angamos	—	—	(256)
Adjusted EBITDA	$2,812	$2,931	$2,580
_____________________________
(1)The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA.

	Adjusted EBITDA
Year Ended December 31,	2023	2022	2021
Renewables SBU	$645	$605	$545
Utilities SBU	678	612	633
Energy Infrastructure SBU	1,531	1,836	1,494
New Energy Technologies SBU	(62)	(116)	(77)
Corporate and Other	22	(19)	(20)
Eliminations	(2)	13	5
Total Adjusted EBITDA	$2,812	$2,931	$2,580
The Company uses long-lived assets as its measure of segment assets. Long-lived assets includes amounts recorded in Property, plant and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Consolidated Balance Sheets.

171 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

	Long-Lived Assets
Year Ended December 31,	2023	2022	2021
Renewables SBU	$15,735	$9,533	$6,353
Utilities SBU	7,166	6,311	6,027
Energy Infrastructure SBU	7,414	7,532	7,778
New Energy Technologies SBU	14	2	4
Corporate and Other	9	17	21
Long-Lived Assets	30,338	23,395	20,183
Current assets	6,649	7,643	5,356
Investments in and advances to affiliates	941	952	1,080
Debt service reserves and other deposits	194	177	237
Goodwill	348	362	1,177
Other intangible assets	2,243	1,841	1,450
Deferred income taxes	396	319	409
Other noncurrent assets, excluding right-of-use assets for operating leases	2,879	3,674	1,911
Noncurrent held-for-sale assets	811	—	1,160
Total Assets	$44,799	$38,363	$32,963

	Depreciation and Amortization			Capital Expenditures
Year Ended December 31,	2023	2022	2021	2023	2022	2021
Renewables SBU	$338	$260	$222	$5,759	$2,972	$721
Utilities SBU	400	376	361	1,374	859	544
Energy Infrastructure SBU	381	404	458	585	742	847
New Energy Technologies SBU	1	2	1	5	—	—
Corporate and Other	8	11	14	10	11	28
Total	$1,128	$1,053	$1,056	$7,733	$4,584	$2,140

	Interest Income			Interest Expense			Net Equity in Earnings (Losses) of Affiliates
Year Ended December 31,	2023	2022	2021	2023	2022	2021	2023	2022	2021
Renewables SBU	$181	$131	$55	$326	$236	$200	$41	$28	$63
Utilities SBU	12	8	5	243	234	218	5	6	3
Energy Infrastructure SBU	337	246	236	534	488	422	6	9	(4)
New Energy Technologies SBU	2	—	—	—	—	—	(84)	(114)	(86)
Corporate and Other	19	4	2	216	159	71	—	—	—
Total	$551	$389	$298	$1,319	$1,117	$911	$(32)	$(71)	$(24)

The following table presents information, by country, about the Company's consolidated operations for each of the three years ended December 31, 2023, 2022, and 2021, and as of December 31, 2023 and 2022 (in millions). Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Total Revenue			Long-Lived Assets
Year Ended December 31,	2023	2022	2021	2023	2022
United States (1)	$4,439	$4,093	$3,531	$19,750	$13,833
Non-U.S.:
Chile	1,932	2,064	2,297	3,018	2,730
Dominican Republic	1,400	1,591	1,087	1,098	1,013
El Salvador	935	902	792	442	395
Colombia	706	417	383	390	308
Brazil	697	560	471	2,482	1,811
Panama	644	678	595	1,910	1,880
Mexico	536	595	471	271	409
Bulgaria	528	790	700	483	487
Argentina	407	501	390	431	461
Vietnam (2)	344	323	320	—	1
Jordan	97	102	98	39	41
Other Non-U.S.	3	1	6	24	26
Total Non-U.S.	8,229	8,524	7,610	10,588	9,562
Total	$12,668	$12,617	$11,141	$30,338	$23,395
_____________________________
(1)     Includes Puerto Rico revenues of $269 million, $293 million, and $311 million for the years ended December 31, 2023, 2022, and 2021, respectively, and long-lived assets of $145 million and $96 million as of December 31, 2023 and 2022, respectively.
(2)     The Mong Duong 2 power project is operated under a BOT contract. Future expected payments for the construction performance obligation were recognized in Other noncurrent assets on the Consolidated Balance Sheets as of December 31, 2022. The Mong Duong assets were classified as held-for-sale as of December 31, 2023. See Note 20—Revenue and Note 24—Held-for-Sale and Dispositions for further information.

172 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

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
For the years ended December 31, 2023, 2022, and 2021, RSUs issued had a grant date fair value equal to the closing price of the Company's stock on the grant date. The Company does not discount the grant date fair values to reflect any post-vesting restrictions. RSUs granted to employees during the years ended December 31, 2023, 2022, and 2021 had grant date weighted average fair values per RSU of $22.33, $20.92, and $26.46, respectively.
The 2021, 2022, and 2023 RSUs awarded to certain executives have a performance condition related to the achievement of environmental and social goals for the three-year periods ending December 31, 2023, December 31, 2024, and December 31, 2025, respectively. This performance condition can adjust the final number of units that vest to increase or decrease by up to 15% of the total units for all three years. The adjustment will be reflected in the number of units that vest at the end of the three-year performance period.
The following table summarizes the components of the Company's stock-based compensation related to its employee RSUs recognized in the Company's consolidated financial statements (in millions):

December 31,	2023	2022	2021
RSU expense before income tax	$16	$16	$12
Tax benefit	(3)	(2)	(2)
RSU expense, net of tax	$13	$14	$10
Total value of RSUs converted (1)	$10	$8	$13
Total fair value of RSUs vested	$15	$13	$10
_____________________________
(1)Amount represents fair market value on the date of conversion.

Cash was not used to settle RSUs for the years ended December 31, 2023, 2022, and 2021. In the year ended December 31, 2023, $1 million of compensation cost was capitalized as part of the cost of an asset. In the years ended December 31, 2022 and 2021, no compensation cost was capitalized as part of the cost of an asset. As of December 31, 2023, total unrecognized compensation cost related to RSUs of $29 million is expected to be recognized over a weighted average period of approximately 1.9 years. There were no modifications to RSU awards during the year ended December 31, 2023.
A summary of the activity of RSUs for the year ended December 31, 2023 follows (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Values	Weighted Average Remaining Vesting Term
Nonvested at December 31, 2022	1,701	$23.22
Vested	(632)	23.04
Forfeited and expired	(255)	24.32
Granted	1,229	22.33
Nonvested at December 31, 2023	2,043	$22.60	1.75
Expected to vest at December 31, 2023	1,894	$22.68
The Company initially recognizes compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. In 2023, AES has estimated a weighted average forfeiture rate of 6.14% for RSUs granted in 2023. This estimate will be revised if subsequent information indicates that the actual number of instruments forfeited is likely to differ from previous estimates. Based on the estimated forfeiture rate, the Company expects to expense $26 million on a straight-line basis over a weighted average period of three years.
The following table summarizes the RSUs that vested and were converted during the periods indicated (RSUs in thousands):

173 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Year Ended December 31,	2023	2022	2021
RSUs vested during the year	632	576	634
RSUs converted during the year, net of shares withheld for taxes	407	380	452
Shares withheld for taxes	225	196	182
OTHER SHARE BASED COMPENSATION
The Company has three other share-based award programs. The Company has recorded expense of $2 million, $23 million, and $14 million for 2023, 2022, and 2021, respectively, related to these programs.
Performance Stock Units — In 2021, 2022, and 2023, the Company issued PSUs to officers under its long-term compensation plan. PSUs are stock units which include performance conditions. For 2021, 2022, and 2023, performance conditions are based on the Company’s Parent Free Cash Flow target. The performance conditions determine the vesting and final share equivalent per PSU and can result in earning an award payout range of 0% to 200%, depending on the achievement. The Company believes it is probable that the performance condition will be met and will continue to be evaluated throughout the performance period. In all circumstances, PSUs granted by AES do not entitle the holder the right, or obligate AES, to settle the stock units in cash or other assets of AES.
Performance Cash Units — In 2021, 2022, and 2023, the Company issued PCUs to its officers under its long-term compensation plan. The value for the 2021, 2022, and 2023 units is dependent on the market condition of total stockholder return on AES common stock as compared to the total stockholder return of the Standard and Poor's 500 Utilities Sector Index, Standard and Poor's 500 Index, and MSCI Emerging Markets Latin America Index over a three-year measurement period. Since PCUs are settled in cash, they qualify for liability accounting and periodic measurement is required.
Stock options — In the past, AES granted options to non-employee directors to purchase shares of common stock at a price equal to 100% of the market price at the date the option was granted. AES has not granted options since 2021. All stock options are fully vested and have a contractual term of 10 years. In all circumstances, stock options granted by AES do not entitle the holder the right, or oblige AES, to settle the stock options in cash or other assets of AES.
20. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Year Ended December 31, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$2,198	$68	$6,181	$75	$(77)	$8,445
Other non-regulated revenue (1)	141	4	655	1	(1)	800
Total non-regulated revenue	2,339	72	6,836	76	(78)	9,245
Regulated Revenue
Revenue from contracts with customers	—	3,391	—	—	—	3,391
Other regulated revenue	—	32	—	—	—	32
Total regulated revenue	—	3,423	—	—	—	3,423
Total revenue	$2,339	$3,495	$6,836	$76	$(78)	$12,668

	Year Ended December 31, 2022
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,791	$75	$6,871	$1	$(100)	$8,638
Other non-regulated revenue (1)	102	4	333	2	—	441
Total non-regulated revenue	1,893	79	7,204	3	(100)	9,079
Regulated Revenue
Revenue from contracts with customers	—	3,507	—	—	—	3,507
Other regulated revenue	—	31	—	—	—	31
Total regulated revenue	—	3,538	—	—	—	3,538
Total revenue	$1,893	$3,617	$7,204	$3	$(100)	$12,617

174 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

	Year Ended December 31, 2021
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,438	$73	$6,143	$6	$(74)	$7,586
Other non-regulated revenue (1)	124	3	559	1	—	687
Total non-regulated revenue	1,562	76	6,702	7	(74)	8,273
Regulated Revenue
Revenue from contracts with customers	—	2,831	—	—	—	2,831
Other regulated revenue	—	37	—	—	—	37
Total regulated revenue	—	2,868	—	—	—	2,868
Total revenue	$1,562	$2,944	$6,702	$7	$(74)	$11,141
_____________________________
(1)Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $328 million and $337 million as of December 31, 2023 and December 31, 2022, respectively.
During the years ended December 31, 2023 and 2022, we recognized revenue of $70 million and $36 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
In June 2023, the Company closed on an agreement to terminate the PPA for the Warrior Run coal-fired power plant for total consideration of $357 million, to be paid by the offtaker through the end of the previous contract term in January 2030. Under the termination agreement, the plant will continue providing capacity through May 2024. The termination represents a contract modification under which the discounted termination payments, as well as a pre-existing contract liability, will be recognized as revenue on a straight-line basis over the remaining performance obligation period for approximately $32 million per month. As of December 31, 2023, the corresponding receivable balance was $148 million, of which $40 million and $108 million was recorded in Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheet. A significant financing component of $57 million is being recognized over the life of the payment term as interest income using the effective interest method.
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
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a BOT contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected on the Consolidated Balance Sheet. As of December 31, 2022, the Mong Duong loan receivable balance was $1.1 billion, net of CECL reserve of $28 million. Of the loan receivable balance, $97 million was classified as Other current assets, and $1 billion as Other noncurrent assets on the Consolidated Balance Sheet as of December 31, 2022. As of December 31, 2023, Mong Duong met the held-for-sale criteria and the loan receivable balance of $1.1 billion, net of CECL reserve of $26 million was classified as held-for-sale assets. Of the loan receivable balance, $108 million was classified as Current held-for-sale assets, and $962 million was classified as Noncurrent held-for-sale assets, respectively. See Note 24—Held-for-Sale and Dispositions for further information.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of December 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was $7 million, primarily consisting of fixed consideration for the sale of renewable energy credits ("RECs") in long-term contracts in the U.S. We expect to recognize revenue of approximately $1 million per year between 2024 and 2028, and the remainder thereafter.
21. OTHER INCOME AND EXPENSE
Other income generally includes gains on insurance recoveries in excess of property damage, gains on asset sales and liability extinguishments, favorable judgments on contingencies, allowance for funds used during

175 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

construction, and other income from miscellaneous transactions. Other expense generally includes losses on asset sales and dispositions, losses on legal contingencies, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

	Year Ended December 31,	2023	2022	2021
Other Income	Gain on sale and disposal of assets	$19	$—	$24
	Gain on remeasurement of contingent consideration (1)	16	3	28
	AFUDC (US Utilities)	14	10	8
	Insurance proceeds (2)	6	12	—
	Dividend income on investments	6	3	1
	Legal settlements (3)	4	6	53
	Gain on remeasurement of investment (4)	—	22	—
	Liquidated damages under a power sales agreement	—	10	—
	Gain on remeasurement to acquisition-date fair value (5)	—	5	254
	Non-service pension income	—	5	10
	Gain on acquired customer contracts	—	5	—
	Gain on pension curtailment	—	—	11
	Other	24	21	21
	Total other income	$89	$102	$410

Other Expense	Loss on sale and disposal of assets (6)	$49	$13	$14
	Loss on commencement of sales-type leases (7)	20	5	13
	Non-service pension and other postretirement costs	12	—	—
	Legal contingencies and settlements	2	8	2
	Cost of disposition of business interests (8)	—	15	—
	Loss on sale of receivables (9)	—	—	9
	Other	16	27	22
	Total other expense	$99	$68	$60
_____________________________
(1)Related to certain remeasurements of contingent consideration on projects acquired at AES Clean Energy. See Note 25—Acquisitions for further information.
(2)For the year ended December 31, 2022, primarily related to insurance recoveries associated with property damage at TermoAndes.
(3)For the year ended December 31, 2021, primarily related to settlement of legal arbitration at Alto Maipo.
(4)For the year ended December 31, 2022, related to the remeasurement of our existing investment in 5B, accounted for using the measurement alternative.
(5)For the year ended December 31, 2021, related to the remeasurement of our existing equity interest in sPower’s development platform as part of the step acquisition to form AES Clean Energy Development. See Note 25—Acquisitions for further information.
(6)For the year ended December 31, 2023, primarily related to impairments of inventory due to planned early plant closures at Ventanas 2, Norgener, and Warrior Run.
(7)Related to losses recognized at commencement of sales-type leases at AES Renewable Holdings. See Note 14—Leases for further information.
(8)Cost of disposition of a business interest at AES Gilbert due to a fire incident in April 2022, including the recognition of an allowance on the sales-type lease receivable.
(9)Associated with loss on sale of Stabilization Fund receivables at AES Andes. See Note 7—Financing Receivables for further information.

22. ASSET IMPAIRMENT EXPENSE

Year ended December 31, (in millions)	2023	2022	2021
Warrior Run	$198	$—	$—
New York Wind	186	—	—
Mong Duong	167	—	—
AES Clean Energy Development Projects	151	18	18
Norgener	137	—	—
TEG	77	104	—
TEP	59	89	—
Jordan	59	76	—
GAF Projects (AES Renewable Holdings)	18	—	—
Buffalo Gap III	6	—	91
Buffalo Gap I	4	—	29
Maritza	—	468	—
Ventanas 3 & 4	—	—	649
Puerto Rico	—	—	475
Angamos	—	—	155
Buffalo Gap II	—	—	73
Mountain View I & II	—	—	67
Estrella del Mar I	—	—	11
Other	5	8	7
Total	$1,067	$763	$1,575

176 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Warrior Run — On September 30, 2023, the Company filed a Generator Deactivation Notice with PJM stating its intention to either retire or mothball the Warrior Run coal-fired facility on June 1, 2024. On November 30, 2023, PJM approved the potential deactivation, therefore management reassessed the economic useful life of the generation facility. Due to the approval from PJM and the absence of other economically viable options, an impairment indicator was identified. The Company performed an impairment analysis as of November 30, 2023, and determined that the fair value of the asset group was $25 million, using the income approach. As a result, and since pre-tax losses are limited to the carrying value of the long-lived assets, the Company recognized pre-tax asset impairment expense of $198 million. Warrior Run is reported in the Energy Infrastructure SBU reportable segment.
New York Wind — In November 2023, AES Clean Energy Development, LLC ("ACED") was awarded ten projects from NYSERDA, six of which were related to the repowering of existing wind assets in New York that were acquired in November 2021. On November 28, 2023, the Company approved plans to execute the repowering project and sign a PPA with NYSERDA for the energy and capacity related to the repowered assets. As the repowering will result in decommissioning the existing turbines and reducing their depreciable lives, the approval to move forward with the repowering project was identified as an impairment indicator. The Company performed an impairment analysis as of November 30, 2023, and determined that the fair value of the asset group was $124 million, using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $186 million. New York Wind is reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). As of December 31, 2023, Mong Duong was classified as held-for-sale. The carrying amount of Mong Duong exceeded the agreed-upon sales price and as a result, the Company recognized pre-tax impairment expense of $167 million. See Note 24—Held-for-Sale and Dispositions for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
AES Clean Energy Development Projects — AES Clean Energy Development has a pipeline of U.S. renewable projects that are in various stages of development and construction. In some cases, if development efforts are not successful, the Company may abandon a particular project, writing off all the intangible assets and capitalized development costs incurred. The fair value of each abandoned project with no salvage value is presumed to be zero as there are no future projected cash flows.
In 2023, 2022, and 2021, the Company recognized pre-tax asset impairment expense related to the write-off of projects that were determined to be no longer viable totaling $151 million, $18 million, and $18 million, respectively. The impairment expense recognized in 2023 primarily relates to the write-off of project development intangibles which were recognized at fair value when the Company acquired sPower's development platform as part of the formation of AES Clean Energy Development. See Note 25—Acquisitions for further information. The write-off of capitalized development costs incurred remained consistent with prior years. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
TEG and TEP — On October 1, 2022, the Company performed the annual goodwill impairment test for the TEG TEP reporting unit. The quantitative impairment test resulted in an estimated fair value of the reporting unit which was less than its carrying amount. The failure of the goodwill impairment test was identified as an impairment indicator for the long-lived assets of the TEG and TEP asset groups. The Company performed an impairment analysis as of October 1, 2022, and determined that the carrying amounts of the asset groups were not recoverable. The TEG and TEP asset groups were determined to have fair values of $164 million and $147 million, respectively, using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $104 million and $89 million, respectively. Subsequent to the asset impairment being recorded, the Company re-performed the goodwill test and no impairment was noted.
During the third quarter of 2023, management identified an impairment indicator at the TEG and TEP asset groups due to a reduction in expected capacity cash flows after expiration of the current PPA. The Company performed an impairment analysis as of July 31, 2023, and determined that the carrying amounts of the asset groups were not recoverable. The TEG and TEP asset groups were determined to have fair values of $93 million and $94 million, respectively, using the income approach. As a result, the Company recognized pre-tax asset

177 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

impairment expense of $77 million and $59 million, respectively. TEG and TEP are reported in the Energy Infrastructure SBU reportable segment.
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
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in Amman East and IPP4 for $58 million and as of December 31, 2023, the generation plants continued to be classified as held-for-sale. Due to the delay in closing the transaction, the carrying amount of the asset group in subsequent periods exceeded the agreed-upon sales price and total pre-tax impairment expense of $59 million and $76 million was recorded during 2023 and 2022, respectively. See Note 24—Held-for-Sale and Dispositions for further information. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
GAF Projects — During the second quarter of 2023, management concluded that the carrying value of six project companies at AES Renewable Holdings (the “GAF Projects”) may not be recoverable as the expected purchase price on the buyout of tax equity investors implied a loss on the transaction. The buyout was completed in July 2023. Management performed a recoverability test as of May 31, 2023 and concluded that the undiscounted cash flows of the GAF Projects did not exceed the carrying values of the asset groups for five of the six projects. The asset groups for the GAF Projects were determined to have a fair value of $11 million, using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $18 million. AES Renewable Holdings is reported in the Renewables SBU reportable segment.
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
Buffalo Gap — During the fourth quarter of 2021, due to an expired PPA and volatile spot prices in the ERCOT market, management concluded that the carrying value of the long-lived assets of Buffalo Gap I, II, and III wind generation facilities may not be recoverable. As such, the Company performed an impairment analysis and determined that the fair value of each asset group, using the income approach, was zero. As a result, the Company recognized pre-tax asset impairment expense of $29 million, $73 million, and $91 million at Buffalo Gap I, II, and III, respectively. During the fourth quarter of 2023, the Company recorded and subsequently impaired asset retirement costs of $4 million and $6 million related to Buffalo Gap I and III, respectively. The Buffalo Gap wind generation facilities are reported in the Renewables SBU reportable segment.
Ventanas and Angamos — In July 2021, AES Andes entered into an agreement committing to accelerate the retirement of the Ventanas 3, Ventanas 4, Angamos 1, and Angamos 2 coal-fired plants in Chile. Due to these strategic developments, the Company performed impairment analyses as of June 30, 2021, and determined that the carrying amounts of the asset groups were not recoverable. The Ventanas 3 & 4 and Angamos asset groups were determined to have fair values of $12 million and $86 million, respectively, using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $649 million and $155 million, respectively. Ventanas and Angamos are reported in the Energy Infrastructure SBU reportable segment.
Mountain View I & II — In April 2021, the Company approved plans to execute a repowering project for the Mountain View I & II wind facility and signed two new PPAs for the energy and capacity related to the repowered asset. As the repowering will result in decommissioning the majority of the existing wind turbines in advance of their depreciable lives, the execution of the new PPAs was identified as an impairment indicator. The asset group was determined to have a fair value of $11 million using the income approach. As a result, the Company recognized pre-

178 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

tax asset impairment expense of $67 million. Mountain View I & II is reported in the Renewables SBU reportable segment.
Puerto Rico — New factors arose in the first quarter of 2021 associated with the economic costs and operational and reputational risks of disposal of coal combustion residuals off island. In addition, new legislative initiatives surrounding the prohibition of coal generation assets in Puerto Rico were introduced. Collectively, these factors along with management’s decision on how to best achieve our stated decarbonization goals resulted in an indicator of impairment at our asset group in Puerto Rico. As such, management performed a recoverability test in accordance with ASC 360 and concluded that Puerto Rico’s undiscounted cash flows did not exceed the carrying value of the asset group. The fair value of the asset group was determined to be $73 million, resulting in pre-tax impairment expense of $475 million. Puerto Rico is reported in the Energy Infrastructure SBU reportable segment.
Estrella del Mar I — In September 2021, the Company recognized asset impairment expense of $11 million due to a change in the estimated market value of the Estrella del Mar I power barge. The Company completed the sale of the power barge in November 2021. See Note 24—Held-for-Sale and Dispositions for further information. Prior to its sale, Estrella del Mar I was reported in the Renewables SBU reportable segment.
23. INCOME TAXES
Income Tax Provision — The following table summarizes the expense for income taxes on continuing operations for the periods indicated (in millions):

December 31,		2023	2022	2021
Federal:	Current	$9	$3	$(2)
	Deferred	15	(18)	42
State:	Current	16	2	1
	Deferred	30	1	18
Foreign:	Current	289	256	273
	Deferred	(98)	21	(465)
Total		$261	$265	$(133)
Effective and Statutory Rate Reconciliation — The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the Company's effective tax rate as a percentage of income from continuing operations before taxes for the periods indicated:

December 31,	2023	2022	2021
Statutory Federal tax rate	21%	21%	21%
State taxes, net of Federal tax benefit	87%	(1)%	(6)%
Taxes on foreign earnings	14%	(42)%	(2)%
Valuation allowance	83%	(10)%	7%
Uncertain tax positions	—%	7%	16%
Change in tax law	—%	—%	(1)%
U.S. Investment Tax Credit	(70)%	—%	—%
Noncontrolling interest in U.S. subsidiaries	115%	—%	—%
Alto Maipo deconsolidation	—%	—%	(17)%
Noncontrolling interest on Buffalo Gap impairments	—%	—%	(3)%
Nondeductible goodwill impairments	3%	(127)%	—%
Other—net	(2)%	(5)%	(2)%
Effective tax rate	251%	(157)%	13%
For 2023, included in the 14% taxes on foreign earnings are inflationary and foreign currency benefits at our Argentine businesses. Further, the Company recorded tax expense associated with the change in realizability of deferred tax assets at certain of those Argentine businesses, which is included in the 83% valuation allowance item. The (70)% U.S. Investment Tax Credit relates to investment tax credits for renewables projects placed in service this year. Not included in the 2023 effective tax rate is $28 million of income tax expense recorded to additional paid-in capital resulting from the Company's sales of a 20% ownership interest in AES Dominicana and a 35% ownership interest in Colon. See Note 17—Equity for details of the sales.
For 2022, included in the (42)% taxes on foreign earnings is the impact of favorable LNG transactions at the Energy Infrastructure SBU and inflation and foreign currency impacts at certain Argentine businesses. The (127)% nondeductible goodwill impairments relates to the impairments at AES Andes and AES El Salvador. Not included in the 2022 effective tax rate is $27 million of income tax expense recorded to additional paid-in capital related to the

179 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Company's sale of a 14.9% ownership interest in the Southland Energy assets. See Note 17—Equity for details of the sale.
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

December 31,	2023	2022
Income taxes receivable—current	$95	$107
Income taxes receivable—noncurrent	41	69
Total income taxes receivable	$136	$176
Income taxes payable—current	$103	$104
Income taxes payable—noncurrent	—	—
Total income taxes payable	$103	$104
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
As of December 31, 2023, the Company had federal net operating loss carryforwards for tax return purposes of approximately $769 million, which carry forward indefinitely. The Company also had federal general business tax credit carryforwards of approximately $79 million, which expire in 2040 and beyond. Additionally, the Company had state net operating loss carryforwards as of December 31, 2023 of approximately $4.8 billion expiring primarily in years 2024 to 2042. As of December 31, 2023, the Company had foreign net operating loss carryforwards of approximately $2.9 billion that expire at various times beginning in 2024 and some of which carry forward without expiration.
Valuation allowances increased $95 million during 2023 to $672 million at December 31, 2023. This net increase was primarily due to valuation allowance established at acquisition of a Chilean subsidiary, as well as changes in realizability of deferred tax assets at certain Argentine subsidiaries.
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

180 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

The following table summarizes deferred tax assets and liabilities, as of the periods indicated (in millions):

December 31,	2023	2022
Differences between book and tax basis of property	$(966)	$(903)
Investment in U.S. tax partnerships	(578)	(582)
Other taxable temporary differences	(403)	(350)
Total deferred tax liability	(1,947)	(1,835)
Operating loss carryforwards	1,132	1,129
Capital loss carryforwards	65	62
Bad debt and other book provisions	92	57
Tax credit carryforwards	72	62
Other deductible temporary differences	409	282
Total gross deferred tax asset	1,770	1,592
Less: Valuation allowance	(672)	(577)
Total net deferred tax asset	1,098	1,015
Net deferred tax liability	$(849)	$(820)
The Company considers undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested outside of the U.S. Except for the one-time transition tax in the U.S., no taxes have been recorded with respect to our indefinitely reinvested earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, the Company may be subject to additional foreign withholding and state income taxes. Under the TCJA, future distributions from foreign subsidiaries will generally be subject to a federal dividends received deduction in the U.S. As of December 31, 2023, the cumulative amount of U.S. GAAP foreign un-remitted earnings upon which additional income taxes have not been provided is approximately $4 billion. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.
Income from operations in certain countries is subject to reduced tax rates as a result of satisfying specific commitments regarding employment and capital investment. The Company's income tax benefits related to the tax status of these operations are estimated to be $19 million, $27 million and $27 million for the years ended December 31, 2023, 2022 and 2021, respectively. The per share effect of these benefits after noncontrolling interests was $0.02 for each of the years ended December 31, 2023, 2022 and 2021. Included in the Company's income tax benefits is the benefit related to our operations in Vietnam, which is estimated to be $16 million, $18 million and $16 million for the years ended December 31, 2023, 2022 and 2021, respectively. The per share effect of these benefits related to our operations in Vietnam after noncontrolling interest was $0.01 for each of the years ended December 31, 2023, 2022 and 2021.
The following table shows the income (loss) from continuing operations, before income taxes, net equity in earnings of affiliates and noncontrolling interests, for the periods indicated (in millions):

December 31,	2023	2022	2021
U.S.	$(238)	$22	$622
Non-U.S.	342	(191)	(1,686)
Total	$104	$(169)	$(1,064)
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

December 31,	2023	2022
Interest related	$2	$2
Penalties related	—	—
The following table shows the expense/(benefit) related to interest and penalties on unrecognized tax benefits for the periods indicated (in millions):

December 31,	2023	2022	2021
Total benefit for interest related to unrecognized tax benefits	$—	$—	$1
Total expense for penalties related to unrecognized tax benefits	—	—	1
We are potentially subject to income tax audits in numerous jurisdictions in the U.S. and internationally until the applicable statute of limitations expires. Tax audits by their nature are often complex and can require several years to complete. The following is a summary of tax years potentially subject to examination in the significant tax and

181 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

business jurisdictions in which we operate:

Jurisdiction	Tax Years Subject to Examination
Argentina	2017-2023
Brazil	2017-2023
Chile	2020-2023
Colombia	2017-2023
Dominican Republic	2020-2023
El Salvador	2020-2023
Netherlands	2017-2023
Panama	2020-2023
United Kingdom	2020-2023
United States (Federal)	2017-2023
As of December 31, 2023, 2022 and 2021, the total amount of unrecognized tax benefits was $107 million, $107 million and $122 million, respectively. The total amount of unrecognized tax benefits that would benefit the effective tax rate as of December 31, 2023, 2022 and 2021 is $107 million, $107 million and $122 million, respectively, of which $1 million, $2 million, and $4 million, respectively, would be in the form of tax attributes that would warrant a full valuation allowance. Further, the total amount of unrecognized tax benefit that would benefit the effective tax rate as of 2023 would be reduced by approximately $34 million of tax expense related to remeasurement from 35% to 21%.
The total amount of unrecognized tax benefits anticipated to result in a net increase to unrecognized tax benefits within 12 months of December 31, 2023 is estimated to be between zero and $10 million, primarily as a result of ongoing audits, including potential tax exam resolutions.
The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the periods indicated (in millions):

	2023	2022	2021
Balance at January 1	$107	$122	$458
Additions for current year tax positions	1	4	28
Additions for tax positions of prior years	—	—	14
Reductions for tax positions of prior years	(1)	(16)	—
Settlements	—	(3)	(377)
Lapse of statute of limitations	—	—	(1)
Balance at December 31	$107	$107	$122
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
The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of current or future examinations may exceed our provision for current unrecognized tax benefits in amounts that could be material, but cannot be estimated as of December 31, 2023. Our effective tax rate and net income in any given future period could therefore be materially impacted.

182 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

24. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Jordan — In November 2020, the Company signed an agreement to sell 26% ownership interest in Amman East and IPP4 for $58 million. The sale is expected to close in the first quarter of 2024. After completion of the sale, the Company will retain a 10% ownership interest in Amman East and IPP4, which will be accounted for as an equity method investment. As of December 31, 2023, the generation plants continued to be classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of net assets after impairment of the plants held-for-sale as of December 31, 2023 was $164 million. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V, an SPV accounted for as an equity affiliate (collectively "Mong Duong"). The sale is subject to regulatory approval and is expected to close in mid-2025. As a result, Mong Duong was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of net assets after impairment of the plant held-for-sale as of December 31, 2023 was $396 million. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
Excluding any impairment charges, pre-tax income (loss) attributable to AES of businesses held-for-sale as of December 31, 2023 was as follows (in millions):

Year Ended December 31,	2023	2022	2021
Mong Duong	$40	$50	$56
Jordan	21	(6)	21
Total	$61	$44	$77
Management has recorded pre-tax asset impairment expense of $167 million at Mong Duong. See Note 22—Asset Impairment Expense for further information. As of December 31, 2023, the significant assets and liabilities of Mong Duong are a long term financing receivable of $1.1 billion and debt of $639 million, respectively. As of December 31, 2023, the significant assets and liabilities of Jordan are property, plant and equipment and debt of $300 million and $176 million, respectively.
Dispositions
Colon transmission line — In December 2021, Gas Natural Atlántico II S. de. R.L., completed the sale of its transmission line to Empresa de Transmision Electrica, S.A., a government entity in charge of transmission of energy in Panama, for $51 million, resulting in a pre-tax gain on sale of $6 million, reported in Other income on the Consolidated Statement of Operations. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, the Colon transmission line was reported in the Energy Infrastructure SBU reportable segment.
Alto Maipo — In November 2021, Alto Maipo SpA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Therefore, the Company determined it no longer had control over Alto Maipo, resulting in its deconsolidation. The Company recorded a pre-tax loss on deconsolidation of $2.1 billion in Loss on disposal and sale of business interests on the Consolidated Statement of Operations. As Alto Maipo represents a component of AES Andes’ single reporting unit, the carrying value of the net assets of Alto Maipo included an allocation of $224 million of AES Andes’ consolidated goodwill balance of $868 million prior to deconsolidation. The Company allocated AES Andes’ goodwill based on the relative fair value of the component, which was determined based on the relative fair values of the business to be disposed and the portion of the reporting unit to be retained. Subsequent to the deconsolidation of Alto Maipo, the company evaluated the remaining Andes Reporting Unit goodwill and determined the goodwill was not at-risk.
The deconsolidation did not meet the criteria to be reported as discontinued operations. After deconsolidation, the Company's retained investment in Alto Maipo was recognized as a financial asset with zero fair value, utilizing a restructuring model of cash flows and a cost of equity of 21%. Prior to deconsolidation, Alto Maipo was reported in the Energy Infrastructure SBU reportable segment. See Note 5—Fair Value, Note 8—Investments In and Advances to Affiliates, Note 9—Goodwill and Other Intangible Assets, and Note 17—Equity for further information.

183 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Estrella del Mar I — In November 2021, the Company completed the sale of the Estrella del Mar I power barge for $6 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Estrella del Mar I was reported in the Renewables SBU reportable segment. See Note 22—Asset Impairment Expense for further information.
AES Tietê Inova Soluções — In June 2021, the Company completed the sale of its ownership in AES Inova Soluções, an investment platform in distributed solar generation, for $20 million, resulting in a pre-tax loss on sale of $1 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, AES Tietê Inova Soluções was reported in the Renewables SBU reportable segment.
Itabo — In April 2021, the Company completed the sale of its 43% ownership interest in Itabo, a coal-fired plant and gas turbine in Dominican Republic, for $88 million, resulting in a pre-tax gain on sale of $4 million. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Itabo was reported in the Energy Infrastructure SBU reportable segment.
The following table summarizes, excluding any impairment charge or gain/loss on sale, the pre-tax income attributable to AES of disposed businesses for the periods indicated (in millions):

Year Ended December 31,	2023	2022	2021
Alto Maipo	$—	$—	$35
Itabo	—	—	5
Total	$—	$—	$40
25. ACQUISITIONS
Rexford — On October 2, 2023, the Company, through its subsidiary Rexford 1 Holdings, LLC., entered into an agreement for the purchase of 100% of the membership interests in 20SD 8me LLC., a 300 MW solar and 240 MW BESS project. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business. The assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration paid of approximately $253 million, including contingent consideration of $4 million. The nature of the assets acquired is largely tangible as they relate to construction in progress, along with typical working capital items and certain equipment.
We estimated the fair value of the construction in progress at approximately $282 million, using a discounted cash flow valuation methodology. The cash flow assumptions align with executed contracts, and incorporate forward energy pricing curves after the expiration date of such contracts. The cash flow and discount rates assumptions are considered Level 3 inputs. The contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings. Rexford is reported in the Renewables SBU reportable segment.
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

184 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Bellefield — On June 5, 2023, the Company entered into an agreement for the purchase of 100% of the membership interests in the Bellefield projects, consisting of two late development-stage solar and BESS projects of 1 GW each. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business. The Company agreed to make total cash payments including reimbursement of development and equipment costs of up to approximately $449 million, a portion of which is contingent upon future milestones and price adjustments. This contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings.
The assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration to be paid of approximately $358 million, including cash paid of $165 million, contingent consideration of $165 million, and deferred payments of $28 million. The significant assets acquired include project development intangibles, land option intangibles, deposits made towards integral equipment purchases, and typical working capital items.
We estimated the fair value of the project development intangibles at approximately $200 million, using a discounted cash flow valuation methodology. The cash flow assumptions align with executed contracts, and incorporate forward energy pricing curves after the expiration date of such contracts. The cash flow assumptions and discount rates are considered Level 3 inputs.
We estimated the fair value of the land option intangibles at approximately $82 million, by comparing the intrinsic value (estimated using a sales comparison approach for purchase options and an income capitalization method for lease options) and the strike price of each option.
The estimated fair value of the contingent consideration of Bellefield was determined using probability-weighted discounted cash flows based on internal forecasts, which are considered Level 3 inputs. The weighted average probability of achieving the development milestones used to calculate the acquisition date fair value of the contingent consideration was 91.9%. Payments under the contingent consideration arrangements are largely binary and thus, a single probability of achieving the milestone was applied in the calculation of fair value. The contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings. Bellefield is reported in the Renewables SBU reportable segment.
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
Cubico II — On November 30, 2022, the Company, through its subsidiary AES Brasil Energia S.A ("AES Brasil") acquired 100% of shares of an operational wind complex comprised of (i) Ventos de São Tomé Holding S.A., (ii) Ventos de São Tito Holdings S.A., and (iii) REB Empreendimentos e Administradora de Bens S.A. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. The assets acquired and liabilities assumed were recorded at their relative fair values. The total purchase price for the acquisition was $185 million. The Cubico II wind complex is recorded in the Renewables SBU reportable segment.
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

185 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

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
New York Wind — In November 2021, AES Clean Energy Development, LLC completed the acquisition of Cogentrix Valcour Intermediate Holdings, LLC for $352 million cash consideration, including customary purchase price adjustments, plus the assumption of $126 million of non-recourse debt. The transaction includes operating wind assets spread across six sites and will complement AES Clean Energy’s existing operating and development solar and energy storage assets in the state of New York. The transaction was accounted for as a business combination, therefore, the assets acquired and liabilities assumed at acquisition date were recorded at their fair values, which resulted in the recognition of $199 million of goodwill. This goodwill represents the potential opportunity to repower the acquired assets and thus obtain additional cash flows upon repowering. The Company recorded preliminary amounts for the purchase price allocation in 2021.
In the first quarter of 2022, the Company finalized the purchase price allocation related to the acquisition of Cogentrix Valcour Intermediate Holdings, LLC. There were no significant adjustments made to the preliminary purchase price allocation recorded in the fourth quarter of 2021 when the acquisition was completed. New York Wind is reported in the Renewables SBU reportable segment.
Hardy Hills Solar — In December 2021, AES Indiana completed the acquisition of Hardy Hills solar project, which included assets of $52 million primarily consisting of project development intangibles. The transaction was accounted for as an asset acquisition of a variable interest entity that did not meet the definition of a business; therefore, the individual assets and liabilities were recorded at their fair values. A $6 million gain was recorded in Other income on the Consolidated Statement of Operations for the difference between the consideration transferred and the assets and liabilities recognized. The total consideration included $3 million of contingent consideration dependent on the amount of certain future costs incurred by the project. Hardy Hills Solar is reported in the Utilities SBU reportable segment.
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

186 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Subsequent to the closing of the transaction, AES holds a 75% ownership interest in the Mountain View and Laurel Mountain wind operating projects and a 75% ownership interest in specifically identified projects of sPower through its ownership of AES Clean Energy Development, LLC, and 50% ownership interest in the sPower equity method investment. AIMCo holds the remaining 25% minority interest in AES Clean Energy Development, LLC and 50% ownership interest in sPower. sPower is reported in the Renewables SBU reportable segment.
Serra Verde Wind Project — In July 2021, AES Brasil completed the acquisition of the Serra Verde Wind Project for $18 million, including contingent consideration and working capital adjustment, with the last annual installment ended on July 19, 2023. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business; therefore, the consideration transferred, plus transaction costs were allocated to the individual assets acquired and liabilities assumed based on their relative fair values. Serra Verde is reported in the Renewables SBU reportable segment.
Cajuína Wind Project — In May 2021, AES Brasil completed the acquisition of the Cajuína Wind Project phase I for $22 million, and in July 2021, AES Brasil completed the acquisition of the Cajuína Wind Project phase II for $24 million plus $3 million of contingent consideration paid in October, 2022. The cash payments were negotiated in four annual installments and the last payments will occur on March 31, 2024 and on July 29, 2024, respectively. These transactions were accounted for as asset acquisitions of variable interest entities that did not meet the definition of a business; therefore, the consideration transferred, plus transaction costs were allocated to the individual assets acquired and liabilities assumed based on their relative fair values. Cajuína is reported in the Renewables SBU reportable segment.
Cubico I — In April 2021, AES Brasil completed the acquisition of the Cubico I wind complex, which includes the Mandacaru and Salinas facilities, for $109 million, subject to customary working capital adjustments. The transaction was accounted for as an asset acquisition, therefore the consideration transferred, plus transaction costs, were allocated to the individual assets acquired and liabilities assumed based on their relative fair values. Cubico I is reported in the Renewables SBU reportable segment.
AES Clean Energy Development — In February 2021, the Company substantially completed the merger of the sPower and AES Renewable Holdings development platforms to form AES Clean Energy Development, which will serve as the development vehicle for all future renewables projects in the U.S. As part of the transaction, AES acquired an additional 25% ownership interest in the sPower development platform from AIMCo, our existing partner in the sPower equity method investment, in exchange for a 25% ownership interest in specifically identified development entities of AES Renewable Holdings, certain future exit rights in the new partnership, and $7 million of cash.
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

187 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Subsequent to the closing of the transaction, AES holds a 75% ownership interest in AES Clean Energy Development. AIMCo holds the remaining 25% minority interest along with certain partnership rights, though currently not in effect, that would enable AIMCo to exit in the future. AIMCo’s minority interest is recorded as temporary equity in Redeemable stock of subsidiaries on the Consolidated Balance Sheets. See Note 16—Redeemable Stock of Subsidiaries for further information. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
Great Cove Solar— In January 2021 and May 2021, AES Clean Energy Development, LLC completed the acquisitions of Great Cove I and II, respectively. The fair value of the initial consideration paid to acquire Great Cove I and Great Cove II was $13 million and $24 million, which included contingent consideration liabilities of $6 million and $22 million, respectively. These acquisitions were accounted for as asset acquisitions of variable interest entities that did not meet the definition of a business; therefore, the assets acquired and liabilities assumed were recorded at their fair values, which equaled the fair value of the consideration. During the third quarter of 2021, the contingent liabilities which related primarily to certain price adjustment features were remeasured, resulting in contingent consideration assets of $2 million and $12 million for Great Cove I and Great Cove II, respectively. This remeasurement resulted in a gain of $32 million recorded in Other income in the Consolidated Statement of Operations during the third quarter of 2021. In October 2021, the Company amended the agreement, resulting in the reclassification of the previously contingent consideration assets to Prepaid expenses. In December 2021, the Company acquired Community Energy, LLC (as further described above), and such remaining prepaid amounts were written off to Other income in the Consolidated Statement of Operations. Great Cove Solar is reported in the Renewables SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the years ended December 31, 2023, 2022 and 2021, where income represents the numerator and weighted-average shares represent the denominator.

Year Ended December 31,	2023			2022			2021
(in millions, except per share data)	Income	Shares	$ per Share	Loss	Shares	$ per Share	Loss	Shares	$ per Share
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$242	669	$0.36	$(546)	668	$(0.82)	$(413)	666	$(0.62)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	—	—	—	—	—
Restricted stock units	—	2	—	—	—	—	—	—	—
Equity units	1	40	(0.02)	—	—	—	—	—	—
DILUTED EARNINGS (LOSS) PER SHARE	$243	712	$0.34	$(546)	668	$(0.82)	$(413)	666	$(0.62)
The calculation of diluted earnings per share excluded 2 million outstanding stock awards for the year ended December 31, 2023, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
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

188 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

As described in Note 17—Equity, the Company issued 10,430,500 Equity Units in March 2021 with a total notional value of $1,043 million. Each Equity Unit has a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a 2024 Purchase Contract and a 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. The conversion rate was initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which was equivalent to an initial conversion price of approximately $31.70 per share of common stock. As of December 31, 2023, due to customary anti-dilution provisions, the conversion rate was 31.6795, equivalent to a conversion price of approximately $31.57 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts are being accounted for as one unit of account. In calculating diluted EPS, the Company has applied the if-converted method to determine the impact of the forward purchase feature and considered if there are incremental shares that should be included related to the Series A Preferred conversion value. On February 15, 2024, the Series A Preferred Stock was tendered to satisfy the Purchase Contract's settlement price and the Corporate Units were converted into shares of the Company's common stock at a settlement rate of 3.8859, equivalent to a reference price of $25.73. The Series A Preferred Stock was cancelled upon conversion.
27. RISKS AND UNCERTAINTIES
AES is a diversified power generation and utility company organized into four technology-based SBUs. See additional discussion of the Company's principal markets in Note 18—Segments and Geographic Information. Within our four SBUs, we have two primary lines of business: generation and utilities. The generation line of business uses a wide range of fuels and technologies to generate electricity such as coal, gas, hydro, wind, solar, and biomass. Our utilities business comprises businesses that transmit, distribute, and in certain circumstances, generate power. In addition, the Company has operations in the renewables area. These efforts include projects primarily in wind, solar, and energy storage.
Operating and Economic Risks — The Company operates in several developing economies where macroeconomic conditions are typically more volatile than developed economies. Deteriorating market conditions and evolving industry expectations to transition away from fossil fuel sources for generation expose the Company to the risk of decreased earnings and cash flows due to, among other factors, adverse fluctuations in the commodities and foreign currency spot markets, and potential changes in the estimated useful lives of our thermal plants. Additionally, credit markets around the globe continue to tighten their standards, which could impact our ability to finance growth projects through access to capital markets. Currently, the Company has an investment grade rating from both Standard & Poor's and Fitch of BBB- and an investment grade rating from Moody's of Baa3. A downgrade in our current investment grade ratings could affect the Company's ability to finance new and/or existing development projects at competitive interest rates. As of December 31, 2023, the Company had $1.4 billion of unrestricted cash and cash equivalents.
During 2023, 65% of our revenue was generated outside the U.S. and a significant portion of our international operations is conducted in developing countries. We continue to invest in several developing countries to expand our existing platform and operations. International operations, particularly the operation, financing, and development of projects in developing countries, entail significant risks and uncertainties, including, without limitation:
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

189 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

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
Puerto Rico — Earlier this year, AES Puerto Rico took certain measures to address identified liquidity challenges. On July 6, 2023, PREPA agreed to the release of funds in the escrow account guaranteeing AES Puerto Rico’s obligations under the Power Purchase and Operating Agreement (“PPOA”) in order to provide additional liquidity for the business. AES Puerto Rico continues to work with PREPA and its noteholders on these liquidity challenges. During Q4 2023, a restructuring support agreement was executed by AES Puerto Rico and its noteholders and a PPOA amendment was approved by PREPA. These agreements require Puerto Rico Energy Bureau ("PREB") approval to become effective. On February 2, 2024 a resolution was issued by PREB approving the PPOA amendment subject to the incorporation of certain additional terms and conditions. The Company expects the PPOA amendment and restructuring support agreement to become effective during the first quarter of 2024.
Despite these challenges and considering the information available as of the filing date, management believes the carrying amount of our long-lived assets at AES Puerto Rico of $76 million is recoverable as of December 31, 2023. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down our long-lived assets in Puerto Rico to fair value.
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

190 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2023, 2022 and 2021

Concentrations — Due to the geographical diversity of its operations, the Company does not have any significant concentration of customers or sources of fuel supply. Several of the Company's generation businesses rely on PPAs with one or a limited number of customers for the majority of, and in some cases all of, the relevant businesses' output over the term of the PPAs. However, no single customer accounted for 10% or more of total revenue in 2023, 2022 or 2021.
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
28. RELATED PARTY TRANSACTIONS
Certain of our businesses in Panama and the Dominican Republic are partially owned by governments either directly or through state-owned institutions. In the ordinary course of business, these businesses enter into energy purchase and sale transactions, and transmission agreements with other state-owned institutions which are controlled by such governments. At two of our generation businesses in Mexico, the offtakers exercise significant influence, but not control, through representation on these businesses' Boards of Directors. These offtakers are also required to hold a nominal ownership interest in such businesses. Furthermore, in 2021, the Company began construction projects with Fluence relating to energy storage. These related party transactions primarily present themselves as construction in progress, as seen below. Additionally, the Company provides certain support and management services to several of its affiliates under various agreements.
The Company's Consolidated Statements of Operations included the following transactions with related parties for the periods indicated (in millions):

Years Ended December 31,	2023	2022	2021
Revenue—Non-Regulated	$1,055	$1,093	$1,159
Cost of Sales—Non-Regulated	576	352	324
Interest income	9	10	12
Interest expense	36	95	88
The following table summarizes the balances that relate to related party transactions for balance sheet accounts included in the Company's Consolidated Balance Sheets as of the periods indicated (in millions):

December 31,	2023	2022
Receivables from related parties	$584	$484
Accounts and notes payable to related parties (1)	1,411	1,264
Construction in progress	464	714
_____________________________
(1)Includes $639 million and $756 million of debt to Mong Duong Finance Holdings B.V., as of December 31, 2023 and 2022, respectively. Mong Duong was classified as held-for-sale in December 2023 (see Note 11—Debt).
29. SUBSEQUENT EVENTS
Warrior Run — On February 1, 2024, Warrior Run closed on a Sale and Assignment Agreement, in which the remaining future cash flows from the Warrior Run PPA termination agreement (see Note 20—Revenue) were assigned to a third party. In return, Warrior Run received approximately $273 million in proceeds, which were used primarily to repay existing indebtedness and for general corporate purposes. The net proceeds from this transaction will be included in Non-recourse debt on the Consolidated Balance Sheets until June 2024.

191 | 2023 Annual Report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2023, our disclosure controls and procedures were effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting:
There were no changes that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

192 | 2023 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The AES Corporation
Opinion on Internal Control over Financial Reporting
We have audited The AES Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The AES Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(c) and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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
February 26, 2024

193 | 2023 Annual Report
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

194 | 2023 Annual Report
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information is incorporated by reference from the Registrant's Proxy Statement for the Registrant's 2024 Annual Meeting of Stockholders which the Registrant expects will be filed on or around March 14, 2024 (the "2024 Proxy Statement"):
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
Certain information regarding executive officers required by this Item is presented as a supplementary item in Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The other information required by this Item, to the extent not included above, will be contained in our 2024 Proxy Statement and is herein incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will be contained in the 2024 Proxy Statement under "Director Compensation" and "Executive Compensation" (excluding the information under the caption “Compensation Committee Report”) and is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will be contained under the caption “Compensation Committee Report” of the Proxy Statement. Such information shall not be deemed to be “filed.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Security Ownership of Certain Beneficial Owners and Management.
See the information contained under the heading Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers of the 2024 Proxy Statement, which information is incorporated herein by reference.
(b)Securities Authorized for Issuance under Equity Compensation Plans.
The following table provides information about shares of AES common stock that may be issued under AES' equity compensation plans, as of December 31, 2023:
Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2023)

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,633,037	(2)	$13.60	11,153,030
Equity compensation plans not approved by security holders	—		—	—
Total	5,633,037		$13.70	11,153,030
_____________________________
(1)The following equity compensation plans have been approved by The AES Corporation's Stockholders:
(a)The AES Corporation 2003 Long Term Compensation Plan was adopted in 2003 and provided for 17,000,000 shares authorized for issuance thereunder. In 2008, an amendment to the Plan to provide an additional 12,000,000 shares was approved by AES' stockholders, bringing the total authorized shares to 29,000,000. In 2010, an additional amendment to the Plan to provide an additional 9,000,000 shares was approved by AES' stockholders, bringing the total authorized shares to 38,000,000. In 2015, an additional amendment to the Plan to provide an additional 7,750,000 shares was approved by AES' stockholders, bringing the total authorized shares to 45,750,000. The weighted average exercise price of Options outstanding under this plan included in Column (b) is $13.60 (excluding performance stock units, restricted stock units and director stock units), with 11,153,030 shares available for future issuance.
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

195 | 2023 Annual Report
issuance under outstanding awards, are not available for future issuance and thus the amount of 105,341 shares is not included in Column (c) above.
(2)Includes 3,435,116 (of which 330,522 are vested and 3,104,594 are unvested) shares underlying PSU and RSU awards (assuming 2021, 2022 and 2023 PSUs maximum performance), 1,477,308 shares underlying Director stock unit awards, and 720,613 shares issuable upon the exercise of Stock Option grants, for an aggregate number of 5,633,037 shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding related party transactions required by this item will be included in the 2024 Proxy Statement found under the headings Related Person Policies and Procedures and Board and Committee Governance and are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the 2024 Proxy Statement under the headings Information Regarding The Independent Registered Public Accounting Firm, Audit Fees, Audit Related Fees, and Pre-Approval Policies and Procedures and is incorporated herein by reference.

196 | 2023 Annual Report
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements.
(b)Exhibits.

3.1	Sixth Restated Certificate of Incorporation of The AES Corporation is incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended December 31, 2008.
3.2	Amended and Restated By-Laws of The AES Corporation, incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended June 30, 2023.
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

4.(i)
Description of the Registrant's Securities is incorporated herein by reference to Exhibit 4.(k) of the Company's Form 10-K for the year ended December 31, 2020.is incorporated herein by reference to Exhibit 4.(k) of the Company's Form 10-K for the year ended December 31, 2020.

10.1
Deferred Compensation Plan for Directors, as amended and restated, on February 17, 2012 is incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-K for the year ended December 31, 2012.

10.2
The AES Corporation Stock Option Plan for Outside Directors, as amended and restated, on December 7, 2007 is incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 2012.

10.3
Second Amended and Restated Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 2000 (SEC File No. 001-12291).

10.4	The AES Corporation 2001 Non-Officer Stock Option Plan is incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 2002 (SEC File No. 001-12291).
10.5	The AES Corporation 2003 Long Term Compensation Plan, as Amended and Restated, dated October 11, 2023 (filed herewith).
10.6
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Outside Directors) is incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on April 27, 2010.

10.7	Form of AES Performance Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan for the year ended December 31, 2023 (filed herewith)
10.8	Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan for the year ended December 31, 2023 (filed herewith).

197 | 2023 Annual Report

10.9	Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan for the year ended December 31, 2023 (filed herewith).
10.10
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 2015.

10.11	Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan for the year ended December 31, 2023 (filed herewith).
10.12	The AES Corporation Restoration Supplemental Retirement Plan, as amended and restated, effective October 10, 2023 (filed herewith).
10.13
The AES Corporation International Retirement Plan, as amended and restated on December 29, 2008 is incorporated herein by reference to Exhibit 10.16 of the Company's Form 10-K for the year ended December 31, 2008.

10.13A
Amendment to The AES Corporation International Retirement Plan, dated December 9, 2011 is incorporated herein by reference to Exhibit 10.18A of the Company's Form 10-K for the year ended December 31, 2012.

10.14	The AES Corporation Amended and Restated Executive Severance Plan and Summary Plan Description dated October 10, 2023 (filed herewith).
10.15	The AES Corporation Performance Incentive Plan, as Amended and Restated on October 10, 2023.
10.16	The AES Corporation Deferred Compensation Program For Directors dated February 17, 2012 is incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K filed on December 31, 2011.
10.17
Form of Retroactive Consent to Provide for Double-Trigger Change-In-Control Transactions is incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-Q for the period ended June 30, 2015.

10.18
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

10.19
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

10.20	Form of Director and Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-Q for the period ended September 30, 2022.
10.21
Amendment No. 1 to the Credit Agreement dated as of August 23, 2022 among The AES Corporation, a Delaware corporation, the lenders listed on the signature pages thereof, and Citibank, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-Q for the period ended September 30, 2022.

10.22
Term Loan Agreement dated as of September 30, 2022 among The AES Corporation as Borrower, the banks named herein as Banks, and Sumitomo Mitsui Banking Corporation as Administrative Agent is incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-Q for the period ended September 30, 2022.

10.23	Form of AES Non-Executive Restricted Stock Unit Award Agreement under the AES Corporation 2003 Long Term Compensation Plan for the year ended December 31, 2023 (filed herewith).
21.1	Subsidiaries of The AES Corporation (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP (filed herewith).
24	Powers of Attorney (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
97	Amended and Restated Compensation Recoupment Policy, effective October 6, 2023.
101	The AES Corporation Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Operations, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Changes in Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(c)Schedule
Schedule I—Financial Information of Registrant

198 | 2023 Annual Report
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AES CORPORATION (Company)

Date:	February 26, 2024	By:	/s/ ANDRÉS GLUSKI
		Name:	Andrés Gluski
President, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

*	President, Chief Executive Officer (Principal Executive Officer) and Director
Andrés Gluski		February 26, 2024

*	Director
Gerard M. Anderson		February 26, 2024

*	Director
Inderpal S. Bhandari		February 26, 2024

*	Director
Janet G. Davidson		February 26, 2024

*	Director
Tarun Khanna		February 26, 2024

*	Director
Holly K. Koeppel		February 26, 2024

*	Director
Julia M. Laulis		February 26, 2024

*	Director
Alain Monié		February 26, 2024

*	Chairman of the Board and Lead Independent Director
John B. Morse		February 26, 2024

*	Director
Moisés Naím		February 26, 2024

*	Director
Teresa M. Sebastian		February 26, 2024

*	Director
Maura Shaughnessy		February 26, 2024

/s/ STEPHEN COUGHLIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephen Coughlin		February 26, 2024

/s/ SHERRY L. KOHAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Sherry L. Kohan		February 26, 2024

*By:	/s/ PAUL L. FREEDMAN	February 26, 2024
Attorney-in-fact

S-1 | 2023 Annual Report
THE AES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I—Condensed Financial Information of Registrant	S-2
Schedules other than that listed above are omitted as the information is either not applicable, not required, or has been furnished in the consolidated financial statements or notes thereto included in Item 8 hereof.

See Notes to Schedule I

S-2 | 2023 Annual Report

THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
BALANCE SHEETS
DECEMBER 31, 2023 AND 2022

	December 31,
	2023	2022
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$33	$24
Accounts and notes receivable from subsidiaries	1,248	169
Prepaid expenses and other current assets	51	47
Total current assets	1,332	240
Investment in and advances to subsidiaries and affiliates	6,735	7,204
Office Equipment:
Cost	14	16
Accumulated depreciation	(12)	(10)
Office equipment, net	2	6
Other Assets:
Deferred financing costs, net of accumulated amortization of $11 and $9, respectively	6	8
Other assets	44	117
Total other assets	50	125
Total assets	$8,119	$7,575
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$44	$33
Accounts and notes payable to subsidiaries	273	609
Accrued and other liabilities	284	319
Senior notes payable—current portion	200	—
Total current liabilities	801	961
Long-term Liabilities:
Debt	4,264	3,894
Accounts and notes payable to subsidiaries	158	—
Other long-term liabilities	408	283
Total long-term liabilities	4,830	4,177
Stockholders' equity:
Preferred stock	838	838
Common stock	8	8
Additional paid-in capital	6,355	6,688
Accumulated deficit	(1,386)	(1,635)
Accumulated other comprehensive loss	(1,514)	(1,640)
Treasury stock	(1,813)	(1,822)
Total stockholders' equity	2,488	2,437
Total liabilities and equity	$8,119	$7,575

See Notes to Schedule I.

S-3 | 2023 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

For the Years Ended December 31,	2023	2022	2021
	(in millions)
Revenue from subsidiaries and affiliates	$31	$30	$28
Equity in earnings of subsidiaries and affiliates	598	(280)	(47)
Interest income	44	28	20
General and administrative expenses	(129)	(140)	(121)
Other income	11	14	51
Other expense	—	—	(65)
Interest expense	(230)	(163)	(74)
Income (loss) before income taxes	325	(511)	(208)
Income tax expense	(76)	(35)	(201)
Net income (loss)	$249	$(546)	$(409)
See Notes to Schedule I.

S-4 | 2023 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	2023	2022	2021
	(in millions)
NET INCOME (LOSS)	$249	$(546)	$(409)
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	136	(37)	(86)
Reclassification to earnings, net of $0 income tax for all periods	—	—	3
Total foreign currency translation adjustments, net of tax	136	(37)	(83)
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $(7), $(198) and $8, respectively	55	645	(7)
Reclassification to earnings, net of income tax benefit (expense) of $9, $0 and $(73), respectively	(52)	44	254
Total change in fair value of derivatives, net of tax	3	689	247
Pension activity:
Prior service cost for the period, net of $0 income tax for all periods	1	—	—
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax (expense) benefit of $1, $(2) and $(9), respectively	(4)	10	23
Reclassification of earnings, net of income tax expense of $0, $1 and $3, respectively	—	—	1
Total change in unfunded pension obligation	(3)	10	24
OTHER COMPREHENSIVE INCOME	136	662	188
COMPREHENSIVE INCOME (LOSS)	$385	$116	$(221)
See Notes to Schedule I.

S-5 | 2023 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

For the Years Ended December 31,	2023	2022	2021
	(in millions)
Net cash provided by operating activities	$608	$434	$570
Investing Activities:
Proceeds from the sale of business interests, net of expenses	474	157	64
Investment in and net advances to subsidiaries	(2,187)	(1,716)	(2,260)
Return of capital	1,185	907	698
Additions to property, plant and equipment	(9)	(10)	(14)
Net cash used in investing activities	(537)	(662)	(1,512)
Financing Activities:
(Repayments) borrowings under the revolver, net	(325)	(40)	295
Borrowings of notes payable and other coupon bearing securities	900	200	—
Loans from (repayments to) subsidiaries	(177)	465	—
Issuance of preferred stock	—	—	1,014
Proceeds from issuance of common stock	1	15	8
Common stock dividends paid	(444)	(422)	(401)
Payments for deferred financing costs	(14)	(4)	(4)
Sales to noncontrolling interests	—	—	(1)
Other financing	(3)	(2)	1
Net cash provided by (used in) financing activities	(62)	212	912
Increase (decrease) in cash and cash equivalents	9	(16)	(30)
Cash and cash equivalents, beginning	24	40	70
Cash and cash equivalents, ending	$33	$24	$40
Supplemental Disclosures:
Cash payments for interest, net of amounts capitalized	$178	$125	$79
Cash payments for income taxes, net of refunds	9	1	—
See Notes to Schedule I.

S-6 | 2023 Annual Report
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
2. Debt
Senior and Unsecured Notes and Loans Payable ($ in millions)

			December 31,
	Interest Rate	Maturity	2023	2022
Senior Variable Rate Term Loan	SOFR + 1.125%	2024	$200	$200
Senior Unsecured Note	3.30%	2025	900	900
Senior Unsecured Note	1.375%	2026	800	800
Drawings on revolving credit facility	SOFR + 1.75%	2027	—	325
Senior Unsecured Note	5.45%	2028	900	—
Senior Unsecured Note	3.95%	2030	700	700
Senior Unsecured Note	2.45%	2031	1,000	1,000
Unamortized (discounts)/premiums & debt issuance (costs)			(36)	(31)
Subtotal			$4,464	$3,894
Less: Current maturities			(200)	—
Noncurrent maturities			$4,264	$3,894

FUTURE MATURITIES OF RECOURSE DEBT — As of December 31, 2023 scheduled maturities are presented in the following table (in millions):

December 31,	Annual Maturities
2024	$200
2025	900
2026	800
2027	—
2028	900
Thereafter	1,700
Unamortized (discount)/premium & debt issuance (costs), net	(36)
Total debt	$4,464
3. Dividends from Subsidiaries and Affiliates
Cash dividends received from consolidated subsidiaries were $1.4 billion, $832 million, and $894 million for the years ended December 31, 2023, 2022, and 2021, respectively. For the years ended December 31, 2023, 2022, and 2021, $474 million, $157 million, and $65 million, respectively, of the dividends paid to the Parent Company are derived from the sale of business interests and are classified as an investing activity for cash flow purposes. All other dividends are classified as operating activities. There were no cash dividends received from affiliates accounted for by the equity method for the years ended December 31, 2023, 2022, and 2021.

S-7 | 2023 Annual Report
4. Guarantees and Letters of Credit
GUARANTEES — In connection with certain project financing, acquisitions and dispositions, power purchases and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments, excluding those collateralized by letter of credit and other obligations discussed below, were limited as of December 31, 2023 by the terms of the agreements, to an aggregate of approximately $4 billion, representing 90 agreements with individual exposures ranging up to $970 million. These amounts exclude normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.
LETTERS OF CREDIT — At December 31, 2023, the Parent Company had $124 million in letters of credit outstanding under the revolving credit facility, representing 17 agreements with individual exposures up to $40 million; $188 million in letters of credit outstanding under the unsecured credit facilities, representing 31 agreements with individual exposures ranging up to $70 million; and $235 million in letters of credit outstanding under bilateral agreements, representing 4 agreements with individual exposures ranging up to $64 million. During the year ended December 31, 2023, the Parent Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.