Form 10-Q
period 2024-03-31
AES CORP
filed 2024-05-02
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on April 30, 2024 was 710,666,647.

The AES Corporation
Form 10-Q for the Quarterly Period ended March 31, 2024

1 | The AES Corporation | March 31, 2024 Form 10-Q
Glossary of Terms
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA	Adjusted earnings before interest income and expense, taxes, depreciation and amortization, a non-GAAP measure of operating performance
Adjusted EBITDA with Tax Attributes
Adjusted earnings before interest income and expense, taxes, depreciation and amortization, adding back the pre-tax effect of Production Tax Credits, Investment Tax Credits and depreciation tax deductions allocated to tax equity investors, a non-GAAP measure

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Brasil	AES Brasil Operações S.A., formerly branded as AES Tietê
AES Clean Energy Development	AES Clean Energy Development, LLC
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AGIC	AES Global Insurance Company, AES’ captive insurance company
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CAA	United States Clean Air Act
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash, and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DG Comp	Directorate-General for Competition
DPL	DPL Inc.
EBITDA	Earnings before interest income and expense, taxes, depreciation and amortization, a non-GAAP measure of operating performance
ENSO	El Niño-Southern Oscillation
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EU	European Union
FASB	Financial Accounting Standards Board
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens (NASDAQ: FLNC)
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation at Book Value
IPALCO	IPALCO Enterprises, Inc.
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
Parent Company	The AES Corporation
Pet Coke	Petroleum Coke
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit

2 | The AES Corporation | March 31, 2024 Form 10-Q

SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
TEG	Termoeléctrica del Golfo, S. de R.L. de C.V.
TEP	Termoeléctrica Peñoles, S. de R.L. de C.V.
U.S.	United States
USD	United States Dollar
VIE	Variable Interest Entity

3 | The AES Corporation | March 31, 2024 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,994	$1,426
Restricted cash	362	370
Short-term investments	394	395
Accounts receivable, net of allowance of $19 and $15, respectively	1,624	1,420
Inventory	639	712
Prepaid expenses	198	177
Other current assets, net of allowance of $15 and $14, respectively	1,404	1,387
Current held-for-sale assets	555	762
Total current assets	7,170	6,649
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	556	522
Electric generation, distribution assets and other	31,352	30,190
Accumulated depreciation	(8,804)	(8,602)
Construction in progress	8,802	7,848
Property, plant and equipment, net	31,906	29,958
Other Assets:
Investments in and advances to affiliates	1,029	941
Debt service reserves and other deposits	199	194
Goodwill	348	348
Other intangible assets, net of accumulated amortization of $514 and $498, respectively	2,258	2,243
Deferred income taxes	395	396
Other noncurrent assets, net of allowance of $9 and $9, respectively	2,992	3,259
Noncurrent held-for-sale assets	748	811
Total other assets	7,969	8,192
TOTAL ASSETS	$47,045	$44,799
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,064	$2,199
Accrued interest	312	315
Accrued non-income taxes	268	278
Supplier financing arrangements	875	974
Accrued and other liabilities	1,273	1,334
Recourse debt	200	200
Non-recourse debt, including $757 and $1,080, respectively, related to variable interest entities	4,033	3,932
Current held-for-sale liabilities	186	499
Total current liabilities	9,211	9,731
NONCURRENT LIABILITIES
Recourse debt	5,095	4,264
Non-recourse debt, including $1,617 and $1,715, respectively, related to variable interest entities	20,275	18,482
Deferred income taxes	1,507	1,245
Other noncurrent liabilities	2,661	3,114
Noncurrent held-for-sale liabilities	514	514
Total noncurrent liabilities	30,052	27,619
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	1,502	1,464
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at December 31, 2023)	—	838
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 859,584,456 issued and 710,644,647 outstanding at March 31, 2024 and 819,051,591 issued and 669,693,234 outstanding at December 31, 2023)	9	8
Additional paid-in capital	7,068	6,355
Accumulated deficit	(954)	(1,386)
Accumulated other comprehensive loss	(1,414)	(1,514)
Treasury stock, at cost (148,939,809 and 149,358,357 shares at March 31, 2024 and December 31, 2023, respectively)	(1,809)	(1,813)
Total AES Corporation stockholders’ equity	2,900	2,488
NONCONTROLLING INTERESTS	3,380	3,497
Total equity	6,280	5,985
TOTAL LIABILITIES AND EQUITY	$47,045	$44,799
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions, except share and per share amounts)
Revenue:
Non-Regulated	$2,232	$2,287
Regulated	853	952
Total revenue	3,085	3,239
Cost of Sales:
Non-Regulated	(1,733)	(1,797)
Regulated	(733)	(848)
Total cost of sales	(2,466)	(2,645)
Operating margin	619	594
General and administrative expenses	(75)	(55)
Interest expense	(357)	(330)
Interest income	105	123
Loss on extinguishment of debt	(1)	(1)
Other expense	(38)	(14)
Other income	35	10
Gain on disposal and sale of business interests	43	—
Asset impairment expense	(46)	(20)
Foreign currency transaction losses	(8)	(42)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	277	265
Income tax benefit (expense)	16	(72)
Net equity in losses of affiliates	(15)	(4)
NET INCOME	278	189
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	154	(38)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$432	$151
BASIC EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.62	$0.22
DILUTED EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.60	$0.21
DILUTED SHARES OUTSTANDING	712	712

See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions)
NET INCOME	$278	$189
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	(43)	40
Total foreign currency translation adjustments	(43)	40
Derivative activity:
Change in fair value of derivatives, net of income tax benefit (expense) of $(44) and $31, respectively	200	(122)
Reclassification to earnings, net of income tax benefit of $0 and $9, respectively	(2)	(41)
Total change in fair value of derivatives	198	(163)
Pension activity:
Change in pension adjustments due to net actuarial gain for the period, net of $0 income tax for all periods	—	1
Total pension adjustments	—	1
Fair value option liabilities activity:
Change in fair value option liabilities due to instrument-specific credit risk, net of $0 income tax for all periods	3	—
Total change in fair value option liabilities	3	—
OTHER COMPREHENSIVE INCOME (LOSS)	158	(122)
COMPREHENSIVE INCOME	436	67
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	96	(18)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$532	$49
See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2024	1.0	$838	819.1	$8	149.4	$(1,813)	$6,355	$(1,386)	$(1,514)	$3,497
Net income (loss)	—	—	—	—	—	—	—	432	—	(65)
Total foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	—	(38)	(4)
Total change in fair value of derivatives, net of income tax	—	—	—	—	—	—	—	—	135	27
Total change in fair value option liabilities, net of income tax	—	—	—	—	—	—	—	—	3	—
Total other comprehensive income	—	—	—	—	—	—	—	—	100	23
Adjustments to redemption value of redeemable stock of subsidiaries (2)	—	—	—	—	—	—	(6)	—	—	—
Disposition of business interests	—	—	—	—	—	—	—	—	—	(111)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(13)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1
Sales to noncontrolling interests	—	—	—	—	—	—	1	—	—	48
Conversion of Corporate Units to shares of common stock	(1.0)	(838)	40.5	1	—	—	838	—	—	—
Dividends declared on common stock ($0.1725/share)	—	—	—	—	—	—	(116)	—	—	—
Purchase of treasury stock	—	—	—	—	0.1	(3)	3	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.6)	7	(7)	—	—	—
Balance at March 31, 2024	—	$—	859.6	$9	148.9	$(1,809)	$7,068	$(954)	$(1,414)	$3,380

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2023	1.0	$838	818.8	$8	150.0	$(1,822)	$6,688	$(1,635)	$(1,640)	$2,067
Net income	—	—	—	—	—	—	—	151	—	52
Total foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	—	33	7
Total change in fair value of derivatives, net of income tax	—	—	—	—	—	—	—	—	(135)	1
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(102)	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(37)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(1)	—	—	1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	2
Sales to noncontrolling interests	—	—	—	—	—	—	(7)	—	—	3
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	4
Dividends declared on common stock ($0.1659/share)	—	—	—	—	—	—	(111)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.5)	7	(12)	—	—	—
Balance at March 31, 2023	1.0	$838	818.8	$8	149.5	$(1,815)	$6,557	$(1,484)	$(1,742)	$2,101

(1) Excludes redeemable stock of subsidiaries. See Note 11—Redeemable Stock of Subsidiaries.
(2) Adjustment to record the redeemable stock of a tax equity partnership at AES Clean Energy Development at redemption value.

See Notes to Condensed Consolidated Financial Statements.

7 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions)
OPERATING ACTIVITIES:
Net income	$278	$189
Adjustments to net income:
Depreciation and amortization	312	273
Emissions allowance expense	47	89
Gain on realized/unrealized derivatives	(73)	(33)
Gain on disposal and sale of business interests	(43)	—
Impairment expense	46	20
Deferred income tax expense (benefit)	222	(11)
Other	104	89
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(232)	(62)
(Increase) decrease in inventory	72	191
(Increase) decrease in prepaid expenses and other current assets	39	64
(Increase) decrease in other assets	(91)	50
Increase (decrease) in accounts payable and other current liabilities	(85)	(293)
Increase (decrease) in income tax payables, net and other tax payables	(327)	(7)
Increase (decrease) in deferred income	23	21
Increase (decrease) in other liabilities	(5)	45
Net cash provided by operating activities	287	625
INVESTING ACTIVITIES:
Capital expenditures	(2,148)	(1,551)
Acquisitions of business interests, net of cash and restricted cash acquired	(57)	—
Proceeds from the sale of business interests, net of cash and restricted cash sold	11	98
Sale of short-term investments	141	356
Purchase of short-term investments	(144)	(418)
Contributions and loans to equity affiliates	(21)	(20)
Purchase of emissions allowances	(56)	(78)
Other investing	(112)	(11)
Net cash used in investing activities	(2,386)	(1,624)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	1,741	1,415
Repayments under the revolving credit facilities	(1,037)	(1,055)
Commercial paper borrowings (repayments), net	719	350
Issuance of recourse debt	—	500
Issuance of non-recourse debt	2,131	690
Repayments of non-recourse debt	(915)	(660)
Payments for financing fees	(31)	(18)
Purchases under supplier financing arrangements	486	529
Repayments of obligations under supplier financing arrangements	(516)	(587)
Distributions to noncontrolling interests	(23)	(47)
Contributions from noncontrolling interests	26	18
Sales to noncontrolling interests	125	—
Dividends paid on AES common stock	(116)	(111)
Payments for financed capital expenditures	(7)	(4)
Other financing	23	(4)
Net cash provided by financing activities	2,606	1,016
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(18)
(Increase) decrease in cash, cash equivalents and restricted cash of held-for-sale businesses	73	(9)
Total increase (decrease) in cash, cash equivalents and restricted cash	565	(10)
Cash, cash equivalents and restricted cash, beginning	1,990	2,087
Cash, cash equivalents and restricted cash, ending	$2,555	$2,077
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$354	$252
Cash payments for income taxes, net of refunds	68	53
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Corporate Units to shares of common stock (see Note 12)	838	—
Noncash recognition of new operating and financing leases	124	19
Dividends declared but not yet paid	116	111
Initial recognition of contingent consideration for acquisitions	9	—
See Notes to Condensed Consolidated Financial Statements.

8 | Notes to Condensed Consolidated Financial Statements | March 31, 2024 and 2023
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of expected results for the year ending December 31, 2024. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and notes thereto, which are included in the 2023 Form 10-K filed with the SEC on February 29, 2024 (the “2023 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,994	$1,426
Restricted cash	362	370
Debt service reserves and other deposits	199	194
Cash, Cash Equivalents, and Restricted Cash	$2,555	$1,990
ASC 450—Liabilities—Supplier Finance Programs — With some purchases, AES enters into supplier financing arrangements. The Company generally uses an intermediary entity between the supplier and the Company, but sometimes enters into these agreements directly with the supplier, with the goal of securing improved payment terms. These arrangements are included in Supplier financing arrangements on the Condensed Consolidated Balance Sheets as the amounts are all due in less than a year; the related interest expense is recorded on the Condensed Consolidated Statements of Operations within Interest expense. The company had 32 supplier financing arrangements with a total outstanding balance of $875 million as of March 31, 2024, and 46 supplier financing arrangements with a total outstanding balance of $974 million as of December 31, 2023. The agreements ranged from less than $1 million to $96 million with a weighted average interest rate of 7.60% as of March 31, 2024; as of December 31, 2023, the agreements ranged from less than $1 million to $69 million with a weighted average interest rate of 7.51%. Of the amounts outstanding under supplier financing arrangements, $725 million and $814 million were guaranteed by the Company as of March 31, 2024 and December 31, 2023, respectively.
New Accounting Pronouncements Adopted in 2024 — The following table provides a brief description of recent accounting pronouncements that had an impact on the Company’s condensed consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s condensed consolidated financial statements.

9 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023

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
2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The amendments in this section are designed to improve the disclosures related to segment reporting on an interim and annual basis. Public companies must disclose significant segment expenses and an amount for other segment items. This will also require that a company disclose its annual disclosures under Topic 280 in each interim period. Furthermore, companies will need to disclose the Chief Operating Decision Maker (“CODM”) and how the CODM assesses the performance of a segment. Lastly, public companies that have a single reportable segment must report the required disclosures under Topic 280.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	This ASU only affects disclosures, which will be provided when the amendment becomes effective.
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a breakdown of income taxes paid in an jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2024	This ASU only affects disclosures, which will be provided when the amendment becomes effective.

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	March 31, 2024	December 31, 2023
Fuel and other raw materials	$337	$424
Spare parts and supplies	302	288
Total	$639	$712
3. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves, and other deposits approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 5—Fair Value in Item 8.—Financial Statements and Supplementary Data of our 2023 Form 10-K.
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

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$338	$—	$338	$—	$360	$—	$360
Government debt securities	—	3	—	3	—	—	—	—
Total debt securities	—	341	—	341	—	360	—	360
EQUITY SECURITIES:
Mutual funds	49	—	—	49	46	—	—	46
Common stock	5	—	—	5	—	—	—	—
Total equity securities	54	—	—	54	46	—	—	46
DERIVATIVES:
Interest rate derivatives	—	268	—	268	—	182	2	184
Foreign currency derivatives	—	13	64	77	—	15	59	74
Commodity derivatives	—	253	—	253	—	127	1	128
Total derivatives — assets	—	534	64	598	—	324	62	386
TOTAL ASSETS	$54	$875	$64	$993	$46	$684	$62	$792
Liabilities
Contingent consideration	$—	$—	$158	$158	$—	$—	$165	$165
DERIVATIVES:
Interest rate derivatives	—	33	2	35	—	102	6	108
Cross-currency derivatives	—	54	—	54	—	63	—	63
Foreign currency derivatives	—	28	—	28	—	19	—	19
Commodity derivatives	—	191	79	270	—	145	111	256
Total derivatives — liabilities	—	306	81	387	—	329	117	446
TOTAL LIABILITIES	$—	$306	$239	$545	$—	$329	$282	$611
As of March 31, 2024, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three months ended March 31, 2024. The level 3 contingent consideration relates mainly to the acquisition of Bellefield in June 2023. Credit-related impairments are recognized in earnings under ASC 326. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Gross proceeds from sale of available-for-sale securities	$119	$369
The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023 (derivative balances are presented net), in millions. Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

	Derivative Assets and Liabilities
Three Months Ended March 31, 2024	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2024	$(4)	$59	$(110)	$(165)	$(220)
Total realized and unrealized gains (losses):
Included in earnings	—	10	4	6	20
Included in other comprehensive income (loss) — derivative activity	8	4	28	—	40
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	(1)	(1)
Acquisitions	—	—	—	(9)	(9)
Settlements	(1)	(9)	(1)	11	—
Transfers of assets, net out of Level 3	(5)	—	—	—	(5)
Balance at March 31, 2024	$(2)	$64	$(79)	$(158)	$(175)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$3	$6	$6	$15

	Derivative Assets and Liabilities
Three Months Ended March 31, 2023	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2023	$—	$64	$(47)	$(25)	$(8)
Total realized and unrealized gains (losses):
Included in earnings	—	(2)	—	(6)	(8)
Included in other comprehensive income (loss) — derivative activity	(1)	—	(17)	—	(18)
Included in regulatory (assets) liabilities	—	—	(5)	—	(5)
Transfers of liabilities, net into Level 3	(4)	—	—	—	(4)
Balance at March 31, 2023	$(5)	$62	$(69)	$(31)	$(43)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(1)	$1	$6	$6
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of March 31, 2024 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Average)
Interest rate	$(2)	Subsidiary credit spread	0.7% to 3.0% (2.1%)
Foreign currency:
Argentine peso	64	Argentine peso to U.S. dollar currency exchange rate after one year	1,339 to 1,657 (1,514)
Commodity:
CAISO Energy Swap	(79)	Forward energy prices per MWh after 2030	$11.58 to $121.53 ($62.03)
Total	$(17)
For the Argentine peso foreign currency derivatives, increases in the estimate of the above exchange rate would increase the value of the derivative. For the CAISO Energy Swap, increases in the estimate above would decrease the value of the derivative.
Contingent consideration is primarily related to future milestone payments associated with acquisitions of renewables development projects. The estimated fair value of contingent consideration is determined using probability-weighted discounted cash flows based on internal forecasts, which are considered Level 3 inputs. Changes in Level 3 inputs, particularly changes in the probability of achieving development milestones, could result in material changes to the fair value of the contingent consideration and could materially impact the amount of expense or income recorded each reporting period. Contingent consideration is updated quarterly with any prospective changes in fair value recorded through earnings.

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
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

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Three Months Ended March 31, 2024			Level 1	Level 2	Level 3
Held-for-sale businesses: (2)
Mong Duong	3/31/2024	$450	$—	$413	$—	$37

	Measurement Date	Carrying Amount (1)	Fair Value
Three Months Ended March 31, 2023			Level 1	Level 2	Level 3	Pre-tax Loss
Held-for-sale businesses: (2)
Jordan (3)	3/31/2023	$179	$—	$170	$—	$14
_____________________________
(1)Represents the carrying values of the asset groups at the dates of measurement, before fair value adjustment.
(2)See Note 18—Held-for-Sale and Dispositions for further information.
(3)The pre-tax loss recognized was calculated using the $170 million fair value of the Jordan disposal group less costs to sell of $5 million.
Financial Instruments Not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

		March 31, 2024
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$91	$148	$—	$—	$148
Liabilities:	Non-recourse debt	23,924	23,695	—	22,165	1,530
	Recourse debt	5,295	4,995	—	4,995	—

		December 31, 2023
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$193	$239	$—	$—	$239
Liabilities:	Non-recourse debt	22,144	22,174	—	20,676	1,498
	Recourse debt	4,464	4,210	—	4,210	—
_____________________________
(1)These amounts primarily relate to the sale of the Redondo Beach land in the U.S. and the amounts impacted by the Stabilization Funds enacted by the Chilean government, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2023 Form 10-K.

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of March 31, 2024, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate	$8,678	2059
Cross-currency swaps (Brazilian real)	404	2026
Foreign currency:
Chilean peso	177	2027
Euro	103	2026
Colombian peso	49	2026
Brazilian real	25	2026
Argentine peso	1	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	161	2029
Power (in MWhs)	19	2040
Coal (in Metric Tons)	6	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of the Company’s derivative assets and liabilities as of the periods indicated (in millions):

Fair Value	March 31, 2024			December 31, 2023
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$268	$—	$268	$184	$—	$184
Foreign currency derivatives	21	56	77	23	51	74
Commodity derivatives	—	253	253	—	128	128
Total assets	$289	$309	$598	$207	$179	$386
Liabilities
Interest rate derivatives	$35	$—	$35	$108	$—	$108
Cross-currency derivatives	54	—	54	63	—	63
Foreign currency derivatives	15	13	28	5	14	19
Commodity derivatives	79	191	270	107	149	256
Total liabilities	$183	$204	$387	$283	$163	$446

	March 31, 2024		December 31, 2023
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$308	$175	$216	$152
Noncurrent	290	212	170	294
Total	$598	$387	$386	$446

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings on the Company’s derivative instruments for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$225	$(138)
Foreign currency derivatives	(9)	8
Commodity derivatives	28	(23)
Total	$244	$(153)
Gains reclassified from AOCL into earnings
Interest rate derivatives	$1	$36
Foreign currency derivatives	1	—
Commodity derivatives	—	14
Total	$2	$50
Gains (losses) on fair value hedging relationship
Cross-currency derivatives	$(56)	$(53)
Hedged items	43	50
Total	$(13)	$(3)
Gains reclassified from AOCL to earnings due to discontinuance of hedge accounting	$—	$1
Gains (losses) recognized in earnings
Not designated as hedging instruments:
Foreign currency derivatives	$13	$(4)
Commodity derivatives and other	91	65
Total	$104	$61
Reclassifications from AOCL to earnings are forecasted to increase pre-tax income from continuing operations for the twelve months ended March 31, 2025 by $12 million.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions):

	March 31, 2024			December 31, 2023
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
U.S.	$46	$—	$46	$149	$—	$149
Chile	36	—	36	33	—	33
Other	10	—	10	11	—	11
Total	$92	$—	$92	$193	$—	$193
U.S. — AES has recorded non-current receivables pertaining to the sale of the Redondo Beach land. The anticipated collection period extends beyond March 31, 2025. As of December 31, 2023, a significant financing receivable existed for the Warrior Run PPA termination agreement where $108 million was recorded in Other non-current assets on the Consolidated Balance Sheets. On February 1, 2024, the Company executed an agreement to sell all remaining future cash flows under the termination agreement. At the time of execution, the transaction was considered a sale of future revenue under U.S. GAAP. As of March 31, 2024, the corresponding receivables met the held-for-sale criteria and were classified as Current held-for-sale assets on the Condensed Consolidated Balance Sheets. See Note 14—Revenue and Note 18—Held-For-Sale and Dispositions for further details regarding the Warrior Run PPA termination agreement.
Chile — AES Andes has recorded receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government in October 2019 and August 2022, in conjunction with the Tariff Stabilization Laws. Historically, the government updated the prices for these contracts every six months to reflect the contracts' indexation to exchange rates and commodities prices. The Tariff Stabilization Laws do not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewables contracts are incorporated to supply regulated contracts. Consequently, costs incurred in excess of the July 1, 2019 price are accumulated and borne by generators. As of March 31, 2024, AES Andes aims to reduce its exposure through the sale of receivables.

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
On August 14, 2023, AES Andes executed an agreement to sell up to $227 million of receivables pursuant to the Stabilization Funds, of which $135 million was sold and collected as of March 31, 2024. Through different agreements and programs, as of March 31, 2024, $20 million of current receivables and $7 million of noncurrent receivables were recorded in Accounts receivable and Other noncurrent assets, respectively. Additionally, $29 million of payment deferrals granted to mining customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at March 31, 2024.
6. ALLOWANCE FOR CREDIT LOSSES
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

Three Months Ended March 31, 2024	Accounts Receivable	Mong Duong Receivables	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$15	$26	$7	$16	$64
Current period provision	4	—	—	2	6
Write-offs charged against allowance	1	—	—	—	1
Recoveries collected	(1)	(1)	—	—	(2)
Foreign exchange	—	—	(1)	—	(1)
CECL reserve balance at end of period	$19	$25	$6	$18	$68

Three Months Ended March 31, 2023	Accounts Receivable (1)	Mong Duong Receivables	Argentina Receivables	Lease Receivable (2)	Other	Total
CECL reserve balance at beginning of period	$3	$28	$30	$20	$2	$83
Current period provision	2	—	—	—	6	8
Write-offs charged against allowance	(3)	—	—	—	—	(3)
Recoveries collected	1	1	—	—	—	2
Foreign exchange	—	—	(5)	—	—	(5)
CECL reserve balance at end of period	$3	$29	$25	$20	$8	$85
_____________________________
(1)Excludes operating lease receivable allowances and contractual dispute allowances of $1 million as of March 31, 2023. These reserves are not in scope under ASC 326.
(2)Lease receivable credit losses allowance at Southland Energy (AES Gilbert).
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates
Three Months Ended March 31,	2024	2023
Revenue	$517	$461
Operating loss	(33)	(43)
Net loss	(103)	(62)
Net loss attributable to affiliates	(68)	(60)
Jordan — In March 2024, the Company completed the sale of approximately 26% ownership interest in Amman East and IPP4 for a sale price of $58 million. After adjusting for dividends received since the execution of the sale and purchase agreement, the Company received a net cash payment of $45 million. After completion of the sale, the Company retained 10% ownership interest in each of the businesses, which are accounted for as equity method investments. See Note 18—Held-for-Sale and Dispositions for further information. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
Uplight — In February 2024, Uplight acquired AutoGrid, a market leader in the Virtual Power Plant (“VPP”) space, from Schneider Electric. As part of the transaction, Schneider contributed an additional $40 million to Uplight, and Uplight issued approximately 91 million additional common units to Schneider as consideration for the acquisition. No incremental investment was required from AES or any other investor. As a result, AES' 29.41% ownership interest in Uplight was diluted to 24.65%. The transaction was accounted for as a partial disposition in which AES recognized a gain of $52 million in Gain on disposal and sale of business interests. As the Company still

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
does not control but has significant influence over Uplight after the transaction, it continues to be accounted for as an equity method investment and is reported in the New Energy Technologies SBU reportable segment.
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
Alto Maipo — In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore does not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of March 31, 2024, the fair value is insignificant. Alto Maipo is reported in the Energy Infrastructure SBU reportable segment.
8. DEBT
Recourse Debt
AES Clean Energy Development — In March 2023, AES Clean Energy Development Holdings, LLC executed a $500 million bridge loan due in December 2023 and used the proceeds for general corporate purposes. The obligations under the bridge loan were unsecured and fully guaranteed by the Parent Company. The bridge loan was repaid in December 2023.
Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The commercial paper program is backed by the Company's $1.5 billion revolving credit facility, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. For the three months ended March 31, 2024, the Company borrowed approximately $10.1 billion and repaid approximately $9.3 billion under the commercial paper program, with average daily outstanding borrowings of $486 million. As of March 31, 2024, the Company had $110 million outstanding drawings under its revolving credit facility, and $719 million outstanding borrowings under the commercial paper program with a weighted average interest rate of 5.97%. The Notes are classified as noncurrent.
Non-Recourse Debt
During the three months ended March 31, 2024, the Company’s following subsidiaries had significant debt issuances (in millions):

Subsidiary	Issuances (1)
AES Indiana (2)	$1,050
AES Andes	500
_____________________________
(1)     These amounts do not include revolving credit facility activity at the Company’s subsidiaries.
(2)     Issuances relate to both AES Indiana and its parent company, IPALCO.

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
AES Puerto Rico — On June 1, 2023, AES Puerto Rico was unable to pay principal and interest obligations on its Series A Bond Loans due to insufficient funds resulting from financial difficulties at the business. AES Puerto Rico signed forbearance and standstill agreements with its noteholders in July 2023 because of the insufficiency of funds to meet these obligations. On March 5, 2024, AES Puerto Rico and its noteholders executed a financial restructuring, under which the $156 million (including interest) of 6.625% Series A Bond Loans due 2026 was exchanged for $112 million of 6.625% senior secured bonds due January 2028 and $44 million of preferred shares in AES Puerto Rico. The preferred shares bear interest at 3.125% and contains an option whereby AES may call the preferred shares to be converted into 99.9% of the ordinary shares of AES Puerto Rico between December 30, 2025 and December 30, 2027, or would have the option to settle the preferred shares in cash. The noteholders also provided a $23 million bridge loan due March 2026 bearing interest at prime plus 4%. AES Puerto Rico is required to make mandatory prepayments through cash sweeps based on excess cash (as defined in the loan agreements) available from operations on the bridge loan, senior secured bonds, and preferred shares interest. The financial restructuring was accounted for as a troubled debt restructuring in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors” as AES Puerto Rico was experiencing financial difficulties and the lenders granted a concession. No gain was recognized for the three months ended March 31, 2024 as a result of this transaction. As of March 31, 2024, cash settlement of the preferred shares is contingent, as the amounts would not be required to be settled in cash if the option to settle the preferred shares with common shares is exercised.
AES Indiana — In March 2024, AES Indiana issued $650 million aggregate principal of 5.70% First Mortgage Bonds due April 2054. The net proceeds from this issuance were used to repay existing indebtedness, including its unsecured $300 million term loan due in November 2024 and amounts outstanding under its $350 million revolving credit agreement maturing in December 2027, and for general corporate purposes.
In March 2024, IPALCO issued $400 million aggregate principal of 5.75% senior secured notes due April 2034. In April 2024, the net proceeds from this issuance, together with cash on hand, were used to redeem the outstanding $405 million in 3.70% senior secured notes due in September 2024.
AES Andes — In March 2024, AES Andes issued $500 million aggregate principal of 6.30% senior unsecured notes due in 2029. The net proceeds from the issuance were used to purchase via tender offer $100 million and $43 million aggregate principal of its senior unsecured notes due in 2079 and 2025, respectively, and repay other existing indebtedness.
Netherlands and Colon — In January 2023, AES Hispanola Holdings BV, a Netherlands-based company, and Colon, as co-borrowers, executed a $350 million credit agreement at 8.85%, due in 2028. The Company allocated $300 million and $50 million of the proceeds from the agreement to AES Hispanola Holdings BV and Colon, respectively. The net proceeds from the agreement were used to repay existing indebtedness. As a result of the transaction, the Company recognized a loss on extinguishment of debt of $1 million.
AES Clean Energy — In December 2022, AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and energy storage projects that are owned by the Issuers. On December 13, 2022, the Issuers entered into the Note Purchase Agreement for the issuance of up to $647 million of 6.55% Senior Notes due in 2047. The notes were sold on December 14, 2022, at par for $647 million. In 2023, the Issuers sold an additional $246 million in 6.37% notes, resulting in aggregate principal amount of notes issued of $884 million. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. As of March 31, 2024, the aggregate carrying amount of the notes attributable to AES Clean Energy Development and AES Renewable Holdings was $252 million.
In 2021, AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements with aggregate commitments of $1.2 billion and maturity dates in December 2024 and September 2025. The Borrowers executed amendments to the revolving credit facilities, which resulted in an aggregate increase in the commitments of $2.6 billion, bringing the total commitments under the new agreements to $3.8 billion. Under a 2023 amendment, the maturity date of one of the Credit Agreements was extended from December 2024 to May 2026. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $547 million in 2024, resulting in total commitments used under the revolving credit facilities, as of March 31, 2024, of $2.8 billion. As of March 31, 2024, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $3.4 billion.

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
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
As of March 31, 2024 and December 31, 2023, approximately $363 million and $341 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. These amounts were included within Restricted cash and Debt service reserves and other deposits in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, approximately $90 million of the restricted cash balances were for collateral held to cover potential liability for current and future insurance claims being assumed by AGIC, AES' captive insurance company.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $1.1 billion at March 31, 2024.
The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of March 31, 2024. Due to the defaults, these amounts are included in the current portion of non-recourse debt unless otherwise indicated:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Mexico Generation Holdings (TEG and TEP)	Covenant	$143	$29
AES Ilumina (Puerto Rico)	Covenant	24	29
AES Jordan Solar	Covenant	7	11
Total		$174
None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents of the applicable subsidiary.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters and has an outstanding principal in excess of $200 million in default. As of March 31, 2024, the Company’s subsidiaries had no defaults which resulted in a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
9. COMMITMENTS AND CONTINGENCIES
Parent Guarantees, Letters of Credit, and Commitments — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than 1 year to no more than 33 years.
The following table summarizes the Parent Company’s contingent contractual obligations as of March 31, 2024. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023

Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$3,566	84	<$1 — 970
Letters of credit under bilateral agreements	234	4	$54 — 64
Letters of credit under the unsecured credit facilities	210	30	<$1 — 70
Letters of credit under the revolving credit facility	29	12	<$1 — 6
Surety bonds	2	2	<$1 — 1
Total	$4,041	132
During the three months ended March 31, 2024, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Subsidiary Guarantees and Letters of Credit — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, certain of the Company's subsidiaries have expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events, or are customary payment guarantees for amounts due under existing contracts in the normal course of business. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of March 31, 2024, the maximum undiscounted potential exposure to guarantees issued by our subsidiaries was $2.6 billion, including $1.6 billion of customary payment guarantees under EPC contracts and other agreements, and $995 million of tax equity financing related guarantees. In addition, as of March 31, 2024, our subsidiaries had $643 million of letters of credit outstanding.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended March 31, 2024 and December 31, 2023, the Company recognized liabilities of $8 million and $9 million for projected environmental remediation costs, respectively. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of March 31, 2024. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be immaterial. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $16 million and $17 million as of March 31, 2024 and December 31, 2023, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2024. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $55 million and $91 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
10. LEASES
LESSOR — The Company has operating leases for certain generation contracts that contain provisions to provide capacity to a customer, which is a stand-ready obligation to deliver energy when required by the customer. Capacity obligations are generally considered lease elements as they cover the majority of available output from a facility. The allocation of contract payments between the lease and non-lease elements is made at the inception of the lease. Lease receipts from such contracts are recognized as lease revenue on a straight-line basis over the lease term, whereas variable lease receipts are recognized when earned.
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

	Three Months Ended March 31,
Operating Lease Revenue	2024	2023
Total lease revenue	$115	$121
Less: Variable lease revenue	(13)	(8)
Total Non-variable lease revenue	$102	$113
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment on the Condensed Consolidated Balance Sheets as of the periods indicated (in millions):

Property, Plant and Equipment, Net	March 31, 2024	December 31, 2023
Gross assets	$1,178	$1,227
Less: Accumulated depreciation	(190)	(182)
Net assets	$988	$1,045
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of March 31, 2024. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of March 31, 2024 for the remainder of 2024 through 2028 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2024	$25	$292
2025	33	390
2026	33	279
2027	33	183
2028	33	60
Thereafter	461	490
Total	$618	$1,694
Less: Imputed interest	(307)
Present value of total lease receipts	$311
Battery Storage Lease Arrangements — The Company constructs and operates projects consisting only of a stand-alone BESS facility, as well as projects that pair a BESS with solar energy systems. These projects allow more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component typically constituting a sales-type lease. The Company recognized lease revenue on sales-type leases through interest income of $4 million for both the three months ended March 31, 2024 and March 31, 2023.
The Company recorded a gain at commencement of sales-type leases of $5 million for the three months ended March 31, 2024. No gains were recorded for the three months ended March 31, 2023. This amount is recognized in Other income in the Condensed Consolidated Statement of Operations. See Note 15—Other Income and Expense for further information.

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
11. REDEEMABLE STOCK OF SUBSIDIARIES
Equity securities with redemption features that are not solely within the control of the issuer are classified as temporary equity and recorded in Redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheets. Generally, these instruments are initially measured at fair value and are subsequently adjusted for income and dividends allocated to the noncontrolling interest. Subsequent measurement and classification may vary depending on whether the instrument is probable of becoming redeemable. For those securities that are currently redeemable or where it is probable that the instrument will become redeemable, any changes from the carrying value to redemption value are recognized in temporary equity against Additional paid-in capital. When the instrument is not probable of becoming redeemable, no adjustment to the carrying value is recognized.
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	March 31, 2024	December 31, 2023
IPALCO common stock	$772	$773
AES Clean Energy Development common stock	583	544
AES Clean Energy tax equity partnerships	129	129
Potengi common and preferred stock	18	18
Total redeemable stock of subsidiaries	$1,502	$1,464
12. EQUITY
Equity Units
In March 2021, the Company issued 10,430,500 Equity Units with a total notional value of $1,043 million. Each Equity Unit had a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a forward stock purchase contract (“2024 Purchase Contracts”) and a 10% undivided beneficial ownership interest in one share of 0% Series A Cumulative Perpetual Convertible Preferred Stock, issued without par and with a liquidation preference of $1,000 per share (“Series A Preferred Stock”).
The Company concluded that the Equity Units should be accounted for as one unit of account based on the economic linkage between the 2024 Purchase Contracts and the Series A Preferred Stock, as well as the Company's assessment of the applicable accounting guidance relating to combining freestanding instruments. The Equity Units represent mandatorily convertible preferred stock. Accordingly, the shares associated with the combined instrument were reflected in diluted earnings per share using the if-converted method.
In conjunction with the issuance of the Equity Units, the Company received approximately $1 billion in proceeds, net of underwriting costs and commissions, before offering expenses. The proceeds for the issuance of 1,043,050 shares were attributed to the Series A Preferred Stock for $838 million and $205 million for the present value of the quarterly payments due to holders of the 2024 Purchase Contracts ("Contract Adjustment Payments"). The proceeds were used for the development of the AES renewables businesses, U.S. utility businesses, LNG infrastructure, and for other developments determined by management.
The Series A Preferred Stock did not bear any dividends and the liquidation preference of the convertible preferred stock did not accrete. The Series A Preferred Stock had no maturity date and would remain outstanding unless converted by holders or redeemed by the Company. Holders of the preferred shares had limited voting rights. The Series A Preferred Stock was pledged as collateral to support holders’ purchase obligations under the 2024 Purchase Contracts, which obligated the holders to purchase, on February 15, 2024, for a price of $100 in cash, a maximum number of 57,467,883 shares of the Company’s common stock (subject to customary anti-dilution adjustments). The initial settlement rate determining the number of shares that each holder must purchase could not exceed the maximum settlement rate and was determined over a market value averaging period preceding February 15, 2024. The initial maximum settlement rate of 3.864 was calculated using an initial reference price of $25.88, equal to the last reported sale price of the Company’s common stock on March 4, 2021. On February 15, 2024, the Series A Preferred Stock was tendered to satisfy the 2024 Purchase Contract’s settlement price and the Corporate Units were converted into shares of the Company’s common stock at the maximum settlement rate of 3.8859, equivalent to a reference price of $25.73. The Series A Preferred Stock was canceled and 40,531,845 shares of AES common stock were issued upon conversion.

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
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
Equity Transactions with Noncontrolling Interests
Chile Renovables — Under its renewables partnership agreement with Global Infrastructure Management, LLC (“GIP”), AES Andes will contribute a specified pipeline of renewables development projects to Chile Renovables as the projects reach commercial operations, and GIP may make additional contributions to maintain its 49% ownership interest. In February 2024, AES Andes completed the sale of Mesamávida to Chile Renovables for $40 million, resulting in an increase to NCI of $53 million and a decrease to additional paid-in capital of $13 million. As the Company maintained control after this transaction, Chile Renovables continues to be consolidated by the Company within the Energy Infrastructure SBU reportable segment.
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the three months ended March 31, 2024 (in millions):

	Foreign currency translation adjustments, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Change in fair value option liabilities due to credit risk, net	Total
Balance at the beginning of the period	$(1,692)	$204	$(26)	$—	$(1,514)
Other comprehensive income (loss) before reclassifications	(38)	137	—	3	102
Amount reclassified to earnings	—	(2)	—	—	(2)
Other comprehensive income (loss)	(38)	135	—	3	100
Balance at the end of the period	$(1,730)	$339	$(26)	$3	$(1,414)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Three Months Ended March 31,
	2024	2023
Derivative gains (losses), net
Non-regulated cost of sales	$(1)	$(1)
Interest expense	1	3
Gain on disposal and sale of business interests	—	33
Foreign currency transaction losses	1	—
Income from continuing operations before taxes and equity in earnings of affiliates	1	35
Income tax benefit (expense)	—	(9)
Net equity in losses of affiliates	1	15
Net income (loss)	2	41
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	—	(1)
Net income (loss) attributable to The AES Corporation	$2	$40
Common Stock Dividends — The Parent Company paid dividends of $0.1725 per outstanding share to its common stockholders during the first quarter of 2024 for dividends declared in December 2023.
On February 22, 2024, the Board of Directors declared a quarterly common stock dividend of $0.1725 per share payable on May 15, 2024, to shareholders of record at the close of business on May 1, 2024.

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
13. SEGMENTS
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally. The management reporting structure is composed of four SBUs, mainly organized by technology, led by our President and Chief Executive Officer. Using the accounting guidance on segment reporting, the Company determined that its four operating segments are aligned with its four reportable segments corresponding to its SBUs.
•Renewables — Solar, wind, energy storage, and hydro generation facilities;
•Utilities — AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities;
•Energy Infrastructure — Natural gas, LNG, coal, pet coke, diesel, and oil generation facilities, and our businesses in Chile, which have a mix of generation sources, including renewables, that are pooled to service our existing PPAs; and
•New Energy Technologies — Green hydrogen initiatives and investments in Fluence, Uplight, 5B, and other new and innovative energy technology businesses.
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
The Company uses Adjusted EBITDA as its primary segment performance measure. Adjusted EBITDA, a non-GAAP measure, is defined by the Company as earnings before interest income and expense, taxes, depreciation and amortization, adjusted for the impact of NCI and interest, taxes, depreciation and amortization of our equity affiliates, and adding back interest income recognized under service concession arrangements; excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; and (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended March 31,
Total Revenue	2024	2023
Renewables SBU	$619	$495
Utilities SBU	873	971
Energy Infrastructure SBU	1,614	1,724
New Energy Technologies SBU	—	74
Corporate and Other	33	27
Eliminations	(54)	(52)
Total Revenue	$3,085	$3,239

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA (in millions)	2024	2023
Net income	$278	$189
Income tax expense (benefit)	(16)	72
Interest expense	357	330
Interest income	(105)	(123)
Depreciation and amortization	312	273
EBITDA	$826	$741
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(162)	(170)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	33	39
Interest income recognized under service concession arrangements	17	18
Unrealized derivatives, equity securities, and financial assets and liabilities gains	(85)	(39)
Unrealized foreign currency losses (gains)	(9)	32
Disposition/acquisition gains	(43)	(3)
Impairment losses	26	9
Loss on extinguishment of debt and troubled debt restructuring	32	1
Adjusted EBITDA	$635	$628
_____________________________
(1)The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA.

	Three Months Ended March 31,
Adjusted EBITDA	2024	2023
Renewables SBU	$102	$124
Utilities SBU	182	162
Energy Infrastructure SBU	360	363
New Energy Technologies SBU	(17)	(26)
Corporate and Other	8	(1)
Eliminations	—	6
Adjusted EBITDA	$635	$628
The Company uses long-lived assets as its measure of segment assets. Long-lived assets include amounts recorded in Property, plant and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

Long-Lived Assets	March 31, 2024	December 31, 2023
Renewables SBU	$17,021	$15,735
Utilities SBU	7,694	7,166
Energy Infrastructure SBU	7,536	7,414
New Energy Technologies SBU	15	14
Corporate and Other	26	9
Long-Lived Assets	32,292	30,338
Current assets	7,170	6,649
Investments in and advances to affiliates	1,029	941
Debt service reserves and other deposits	199	194
Goodwill	348	348
Other intangible assets	2,258	2,243
Deferred income taxes	395	396
Other noncurrent assets, excluding right-of-use assets for operating leases	2,606	2,879
Noncurrent held-for-sale assets	748	811
Total Assets	$47,045	$44,799

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended March 31, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$570	$19	$1,407	$—	$(21)	$1,975
Other non-regulated revenue (1)	49	1	207	—	—	257
Total non-regulated revenue	619	20	1,614	—	(21)	2,232
Regulated Revenue
Revenue from contracts with customers	—	847	—	—	—	847
Other regulated revenue	—	6	—	—	—	6
Total regulated revenue	—	853	—	—	—	853
Total revenue	$619	$873	$1,614	$—	$(21)	$3,085

	Three Months Ended March 31, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$477	$17	$1,572	$74	$(25)	$2,115
Other non-regulated revenue (1)	18	2	152	—	—	172
Total non-regulated revenue	495	19	1,724	74	(25)	2,287
Regulated Revenue
Revenue from contracts with customers	—	944	—	—	—	944
Other regulated revenue	—	8	—	—	—	8
Total regulated revenue	—	952	—	—	—	952
Total revenue	$495	$971	$1,724	$74	$(25)	$3,239
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $335 million and $328 million as of March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2024 and 2023, we recognized revenue of $46 million and $7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
In June 2023, the Company closed on an agreement to terminate the PPA for the Warrior Run coal-fired power plant for total consideration of $357 million, to be paid by the offtaker through the end of the previous contract term in January 2030. Under the termination agreement, the plant will continue providing capacity through May 2024. The termination represents a contract modification under which the discounted termination payments, as well as a pre-existing contract liability, will be recognized as revenue on a straight-line basis over the remaining performance obligation period for approximately $32 million per month. On February 1, 2024, the Company executed a receivable sale agreement to transfer all of its rights, title, and interest in the remaining future cash flows under this agreement. At the time of execution, the transaction was considered a sale of future revenue under U.S. GAAP, and as such, the net proceeds of $273 million were recorded as debt. As of March 31, 2024, $267 million remains outstanding and is recorded in the current portion of Non-recourse debt on the Condensed Consolidated Balance Sheets. As of March 31, 2024, the corresponding receivables met the held-for-sale criteria and the receivable balance of $214 million, net of valuation allowance of $6 million, was classified as Current held-for-sale assets on the Condensed Consolidated Balance Sheets. See Note 18—Held-For-Sale and Dispositions for further information.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25-year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25-year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of March 31, 2024 and December 31, 2023, Mong Duong met the held-for-sale criteria and the loan receivable balance of $1 billion and $1.1 billion, net of CECL reserves of $25 million and $26 million, respectively, was classified as held-for-sale assets. Of the loan receivable balance, $111 million and $108 million, respectively, was classified as Current held-for-sale assets, and $934 million

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
and $962 million, respectively, was classified as Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheets.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of March 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $7 million, primarily consisting of fixed consideration for the sale of renewable energy credits in long-term contracts in the U.S. We expect to recognize revenue of approximately $1 million per year between 2024 and 2028 and the remainder thereafter.
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

		Three Months Ended March 31,
		2024	2023
Other Income	Gain on remeasurement of contingent consideration (1)	$11	$—
	Gain on commencement of sales-type leases	5	—
	Contract termination	5	—
	Insurance proceeds	5	—
	AFUDC (US Utilities)	3	3
	Gain on sale and disposal of assets	2	2
	Legal settlements	—	3
	Other	4	2
	Total other income	$35	$10

Other Expense	Costs related to troubled debt restructuring (2)	$19	$—
	Allowance for other receivables (3)	6	—
	Loss on remeasurement of contingent consideration (1)	5	7
	Loss on sale and disposal of assets	4	2
	Other	4	5
	Total other expense	$38	$14
_______________________________
(1)    Primarily related to certain remeasurements of contingent consideration on projects acquired at AES Clean Energy.
(2)    Related to legal expenses and other direct costs associated with the troubled debt restructuring at Puerto Rico. See Note 8—Debt for further information.
(3)    Related to a valuation allowance on receivables classified as held-for-sale at Warrior Run. See Note 18—Held-for-Sale and Dispositions for further information.
16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Mong Duong	$37	$—
Jordan	—	14
Other	9	6
Total	$46	$20
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"), and as of March 31, 2024, Mong Duong continued to be classified as held-for-sale. The carrying amount of Mong Duong exceeded the expected sales proceeds and as a result, the Company recognized pre-tax impairment expense of $37 million. See Note 18—Held-for-Sale and Dispositions for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
Jordan — In November 2020, the Company signed an agreement to sell approximately 26% ownership interest in Amman East and IPP4 for $58 million. The generation plants were classified as held-for-sale until the sale was completed in March 2024. Due to the delay in closing the transaction, the carrying amount of the asset group in subsequent periods exceeded the agreed-upon sales price, and total pre-tax impairment expense of $14 million was

27 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
recorded during the three months ended March 31, 2023. See Note 18—Held-for-Sale and Dispositions for further information. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three months ended March 31, 2024 and March 31, 2023 were (6)% and 27%, respectively. The difference between the Company’s effective tax rates for the 2024 and 2023 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, valuation allowance, and the impacts of U.S. investment tax credits (“ITCs”) and non-controlling interest in our U.S. subsidiaries.
For the three months ended March 31, 2024, the Company recorded discrete tax benefit of approximately $56 million related to U.S. capital losses associated with the restructuring of a foreign holding company. The Company also recognized approximately $15 million of discrete tax expense resulting from allocations of losses to tax equity investors on renewables projects.
18. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Warrior Run — On February 1, 2024, Warrior Run executed a receivable sale agreement, in which the remaining future cash flows from the Warrior Run termination agreement were assigned to a third party. The proceeds were used primarily to repay existing indebtedness and for general corporate purposes. Under the requirements of the PPA termination agreement, Warrior Run must satisfy performance obligations which continue through May 31, 2024. As a result, Warrior Run reclassified the related financing receivable as held-for-sale given its intent and ability to sell the receivable once the performance period has concluded. As of March 31, 2024, the carrying value of the receivable classified as held-for-sale was $214 million, including a valuation allowance of $6 million. Warrior Run is reported in the Energy Infrastructure SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). The sale is subject to regulatory approval and is expected to close in mid-2025. As a result, Mong Duong was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of net assets after impairment of the plant held-for-sale as of March 31, 2024 was $410 million. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
Excluding any impairment charges, pre-tax income attributable to AES of businesses held-for-sale as of March 31, 2024 was as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Mong Duong	$27	$11
Management has recorded pre-tax asset impairment expense of $37 million at Mong Duong. As of March 31, 2024, the significant assets and liabilities of Mong Duong are a long-term financing receivable of $1 billion and debt of $638 million, respectively. See Notes 16—Asset Impairment Expense and 14—Revenue for further information.
Dispositions
Jordan — In March 2024, the Company completed the sale of approximately 26% ownership interest in the Amman East and IPP4 generation plants for a sale price of $58 million. After adjusting for dividends received since the execution of the sale and purchase agreement, the Company received a net cash payment of $45 million. The transaction resulted in a pre-tax loss on sale of $10 million, reported in Gain on disposal and sale of business interests on the Condensed Consolidated Statement of Operations. After completion of the sale, the Company retained 10% ownership interest in each of the businesses, resulting in deconsolidation and recognition as equity method investments. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.

28 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
19. ACQUISITIONS
Hoosier Wind — In August 2023, the Company, through its subsidiary AES Indiana, filed for IURC issuance of a Certificate of Public Convenience and Necessity (“CPCN”) approving the acquisition of 100% of the interests in Hoosier Wind Project, LLC., which is an existing 106 MW wind facility located in Benton County, Indiana. IURC approval was received on January 24, 2024, and the transaction closed on February 29, 2024. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. Of the total consideration transferred of $93 million, including transaction costs, approximately $49 million was allocated to the identifiable assets acquired on a relative fair value basis, primarily consisting of tangible wind farm assets and typical working capital items. The remaining consideration was allocated to the termination of the pre-existing PPA between AES Indiana and the Hoosier Wind Project, estimated using a discounted cash flow valuation methodology, which was deferred as a long-term regulatory asset. Hoosier Wind is reported in the Utilities SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three months ended March 31, 2024 and 2023, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended March 31,	2024			2023
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$432	690	$0.63	$151	669	$0.22
Less: Increase in redemption value of redeemable stock of subsidiaries	(6)		(0.01)	$—		—
Income available to The AES Corporation common stockholders	$426	690	$0.62	$151	669	$0.22
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	1	—
Restricted stock units	—	2	—	—	2	—
Equity units	—	20	(0.02)	—	40	(0.01)
DILUTED EARNINGS PER SHARE	$426	712	$0.60	$151	712	$0.21

For the three months ended March 31, 2024, income from continuing operations available to AES common stockholders included a $6 million adjustment related to the increase of the carrying value of redeemable stock of subsidiaries at AES Clean Energy Development, as a result of a non-fair value redemption feature. The Company has elected to administer the entire non-fair value redemption adjustment consistent with the treatment of dividends in the earnings per share calculation. While the adjustment reduced net income available to AES common stockholders and earnings per share, it did not impact Net income in the Condensed Consolidated Statement of Operations.
The calculation of diluted earnings per share excluded 2 million and 1 million outstanding stock awards for the three months ended March 31, 2024 and March 31, 2023, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.

29 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2024 and 2023
As described in Note 12—Equity, the Company issued 10,430,500 Equity Units in March 2021 with a total notional value of $1,043 million. Each Equity Unit had a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a 2024 Purchase Contract and a 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. The conversion rate was initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which was equivalent to an initial conversion price of approximately $31.70 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts were accounted for as one unit of account. In calculating diluted EPS, the Company has applied the if-converted method to determine the impact of the forward purchase feature and considered if there are incremental shares that should be included related to the Series A Preferred conversion value. On February 15, 2024, the Series A Preferred Stock was tendered to satisfy the 2024 Purchase Contract's settlement price and the Corporate Units were converted into shares of the Company's common stock at a settlement rate of 3.8859, equivalent to a reference price of $25.73. The Series A Preferred Stock was canceled upon conversion.
21. RISKS AND UNCERTAINTIES
Puerto Rico — In 2023, AES Puerto Rico took certain measures to address identified liquidity challenges. On July 6, 2023, PREPA agreed to the release of funds in the escrow account guaranteeing AES Puerto Rico’s obligations under the Power Purchase and Operating Agreement (“PPOA”) in order to provide additional liquidity for the business. During the fourth quarter of 2023, a restructuring support agreement was executed by AES Puerto Rico and its noteholders and a PPOA amendment was approved by PREPA. The restructuring closed on March 5, 2024. See Note 8—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets at AES Puerto Rico of $78 million is recoverable as of March 31, 2024.

30 | The AES Corporation | March 31, 2024 Form 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2023 Form 10-K.
Forward-Looking Information
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—Risk Factors of this Form 10-Q, Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K and subsequent filings with the SEC.
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
Overview of Our Business
We are a diversified power generation and utility company organized into the following four SBUs, mainly organized by technology: Renewables (solar, wind, energy storage, and hydro), Utilities (AES Indiana, AES Ohio, and AES El Salvador), Energy Infrastructure (natural gas, LNG, coal, pet coke, diesel, and oil), and New Energy Technologies (green hydrogen, Fluence, Uplight, and 5B). Our businesses in Chile, which have a mix of generation sources, including renewables, are also included within the Energy Infrastructure SBU, as the generation from all sources is pooled to service our existing PPAs. For additional information regarding our business, see Item 1.—Business of our 2023 Form 10-K.
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
Executive Summary
Compared with last year, first quarter net income increased $89 million, from $189 million to $278 million. This increase is the result of favorable contributions at the Utilities and New Energy Technologies SBUs, partially offset by lower contributions from the Renewables and Energy Infrastructure SBUs.
Adjusted EBITDA, a non-GAAP measure, increased $7 million, from $628 million to $635 million, mainly driven by higher revenues under a PPA termination agreement at the Energy Infrastructure SBU, higher contributions at the Utilities SBU, and lower losses from affiliates at the New Energy Technologies SBU; partially offset by lower LNG transactions, higher contract generation cost, and outages at the Energy Infrastructure SBU, and worse hydrology and lower wind generation at the Renewables SBU.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, increased $222 million, from $641 million to $863 million primarily due to higher realized tax attributes driven by more renewables projects placed in service, and the drivers above.
Compared with last year, first quarter diluted earnings per share from continuing operations increased $0.39,

31 | The AES Corporation | March 31, 2024 Form 10-Q
from $0.21 to $0.60. This increase is mainly driven by lower income tax expense, higher contributions from renewables projects placed in service in the current year, and a gain on dilution of our interest in Uplight; partially offset by higher asset impairments in the current year.
Adjusted EPS, a non-GAAP measure, increased $0.28 from $0.22 to $0.50, mainly driven by a lower adjusted tax rate and higher contributions from renewables projects placed in service in the current year.

32 | The AES Corporation | March 31, 2024 Form 10-Q

Accelerating the future of energy, together.

Business Overview

148 Generation Facilities

6 Utility Companies

34,920 Gross MW

31,725 GWH [(2)]

Three Months Ended March 31,	2024	2023
Diluted earnings per share	$ 0.60	$ 0.21
Adjusted EPS [(1)]	0.50	0.22

Operating Margin
(in millions)

$619
$594
Q1 2024
Q1 2023

Net Income
(in millions)

$278
$189
Q1 2024
Q1 2023

Adjusted EBITDA [(1)]
(in millions)

$635
$628
Q1 2024
Q1 2023

Operating Cash Flow
(in millions)

$287
$625
Q1 2024
Q1 2023

Key events in 2024

- Signed an additional 1 GW of solar-plus-storage under a 15-year contract with Amazon
- Signed a total of 1.2 GW of renewables and energy storage under long-term contracts
- Completed the construction or acquisition of 593 MW of renewables
- AES Indiana received approval for its rate case settlement, allowing investment in reliability, resiliency and enhanced customer offerings
- Retired 276 MW Norgener coal plant in Chile, for a total of 13.5 GW of coal exits announced or closed since 2017

Strategic outlook

- Backlog of 12.7 GW of projects under signed long-term PPAs
- On track to add 3.6 GW of new projects to operating portfolio in 2024
- On track to sign 14-17 GW of new renewables under long-term PPAs in 2023-2025

Under construction

5,848 MW

Wind
11%
Gas
11%
Solar
45%
Energy
Storage
33%

Contracted renewable backlog not yet under construction

6,802 MW

Energy
Storage
26%
Hydro
1%
Solar
44%
Wind
29%

(1) Non-GAAP measure. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2023.

33 | The AES Corporation | March 31, 2024 Form 10-Q
Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in renewables, utilities, and technology businesses.
•As of the end of the first quarter of 2024, the Company’s backlog, which consists of projects with signed contracts, but which are not yet operational, is 12.7 GW, including 5.8 GW under construction.
•Since the Company's fourth quarter 2023 earnings call in February 2024, the Company completed the construction or acquisition of 593 MW of wind, solar and energy storage and expects to add a total of 3.6 GW to its operating portfolio by year-end 2024.
•Since the Company's fourth quarter 2023 earnings call in February 2024, the Company signed 1.2 GW of long-term contracts for new renewables.
•Including the 1 GW of Bellefield 2 signed in the first quarter of 2024, the Company has signed long-term PPAs for 5.9 GW of renewables to serve data center and technology customers in the U.S. and South America since 2018.
•AES Indiana received approval from the IURC to implement new customer rates beginning in mid-May 2024. AES Indiana will continue to be among the lowest residential rates of any investor-owned utility in Indiana.
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023	$ change	% change
Revenue:
Renewables SBU	$619	$495	$124	25%
Utilities SBU	873	971	(98)	-10%
Energy Infrastructure SBU	1,614	1,724	(110)	-6%
New Energy Technologies SBU	—	74	(74)	-100%
Corporate and Other	33	27	6	22%
Eliminations	(54)	(52)	(2)	-4%
Total Revenue	3,085	3,239	(154)	-5%
Operating Margin:
Renewables SBU	53	88	(35)	-40%
Utilities SBU	120	105	15	14%
Energy Infrastructure SBU	404	375	29	8%
New Energy Technologies SBU	(2)	(4)	2	-50%
Corporate and Other	65	57	8	14%
Eliminations	(21)	(27)	6	22%
Total Operating Margin	619	594	25	4%
General and administrative expenses	(75)	(55)	(20)	36%
Interest expense	(357)	(330)	(27)	8%
Interest income	105	123	(18)	-15%
Loss on extinguishment of debt	(1)	(1)	—	—%
Other expense	(38)	(14)	(24)	NM
Other income	35	10	25	NM
Gain on disposal and sale of business interests	43	—	43	NM
Asset impairment expense	(46)	(20)	(26)	NM
Foreign currency transaction losses	(8)	(42)	34	-81%
Income tax benefit (expense)	16	(72)	88	NM
Net equity in losses of affiliates	(15)	(4)	(11)	NM
NET INCOME	278	189	89	47%
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	154	(38)	192	NM
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$432	$151	$281	NM
Net cash provided by operating activities	$287	$625	$(338)	-54%
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

34 | The AES Corporation | March 31, 2024 Form 10-Q
Cost of sales includes costs incurred directly by the businesses in the ordinary course of business. Examples include electricity and fuel purchases, operations and maintenance costs, depreciation and amortization expenses, bad debt expense and recoveries, and general administrative and support costs (including employee-related costs directly associated with the operations of the business). Cost of sales also includes the gains or losses on derivatives associated with the purchase of electricity or fuel.
Operating margin is defined as revenue less cost of sales.
Consolidated Revenue and Operating Margin
Three Months Ended March 31, 2024
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $154 million, or 5%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, driven by:
•$110 million at Energy Infrastructure driven by lower regulated contract sales and prices, lower CO2 purchases passed through due to lower production, the impact of the depreciation of the Argentine peso, and lower generation due to higher outages; partially offset by higher revenues due to a PPA termination agreement and realized and unrealized derivative gains;
•$98 million at Utilities mainly driven by lower Fuel Adjustment Charge rider revenue and lower wholesale revenue due to lower rates; partially offset by higher TDSIC rider and transmission revenues, and higher demand due to favorable weather; and
•$74 million at New Energy Technologies mainly driven by the sale of the Fallbrook project in the prior year.
These unfavorable impacts were partially offset by an increase of $124 million at Renewables mainly driven by higher spot sales prices, new projects placed in service, unrealized commodity derivative gains, and the impact of the appreciation of the Colombian peso; partially offset by the impact of the depreciation of the Argentine peso.

Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $25 million, or 4%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, driven by:
•$29 million at Energy Infrastructure mainly driven by higher revenues due to a PPA termination agreement

35 | The AES Corporation | March 31, 2024 Form 10-Q
and derivative gains as part of our commercial hedging strategy; partially offset by lower LNG transactions, higher contract generation costs, and higher outages;
•$15 million at Utilities mainly driven by higher demand due to favorable weather, and an increase in transmission and distribution revenues; partially offset by higher fixed costs and depreciation; and
•$14 million at Corporate and Other primarily driven by higher charge-outs of IT and other costs to the businesses and higher premiums earned by the AES self-insurance company.
These favorable impacts were partially offset by a decrease of $35 million at Renewables mainly driven by worse hydrology, lower wind generation, higher energy purchase prices, and higher fixed costs and depreciation related to new projects; partially offset by unrealized derivative gains.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $20 million, or 36%, to $75 million for the three months ended March 31, 2024, compared to $55 million for the three months ended March 31, 2023, primarily due to increased business development activity and higher people costs and professional fees.
Interest expense
Interest expense increased $27 million, or 8%, to $357 million for the three months ended March 31, 2024, compared to $330 million for the three months ended March 31, 2023. This increase is primarily due to a higher weighted average interest rate and debt balance at the Parent Company as well as new debt issued at the Utilities and Renewables SBUs; partially offset by an increase in capitalized interest.
Interest capitalized during development and construction increased $46 million to $157 million for the three months ended March 31, 2024, compared to $111 million for the three months ended March 31, 2023, primarily due to more projects in development at the Renewables SBU and higher interest rates.
Interest income
Interest income decreased $18 million, or 15%, to $105 million for the three months ended March 31, 2024, compared to $123 million for the three months ended March 31, 2023, primarily due to lower short-term investments at the Renewables and Energy Infrastructure SBUs.
Other income and expense
Other income increased $25 million to $35 million for the three months ended March 31, 2024, compared to $10 million for the three months ended March 31, 2023, mainly due to gains on remeasurement of contingent consideration at AES Clean Energy, a gain on commencement of a sales-type lease on land, and insurance proceeds primarily associated with property damage at AES Andes.
Other expense increased $24 million to $38 million for the three months ended March 31, 2024, compared to $14 million for the three months ended March 31, 2023, primarily driven by legal expenses and other direct costs related to the troubled debt restructuring at Puerto Rico, and a valuation allowance on receivables classified as held-for-sale at Warrior Run.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain on disposal and sale of business interests
Gain on disposal and sale of business interests was $43 million for the three months ended March 31, 2024, driven by the gain on dilution of AES’ ownership interest in Uplight as a result of the AutoGrid acquisition, partially offset by the loss on the selldown of Amman East and IPP4 in Jordan, which is now accounted for as an equity method investment. See Note 7—Investments in and Advances to Affiliates and Note 18—Held-for-Sale and Dispositions for further information.

36 | The AES Corporation | March 31, 2024 Form 10-Q
Asset impairment expense
Asset impairment expense increased $26 million to $46 million for the three months ended March 31, 2024, compared to $20 million for the three months ended March 31, 2023. This increase was the result of a $37 million impairment at Mong Duong, due to the carrying value exceeding the expected sales proceeds, partially offset by impairments in the prior year of Amman East and IPP4 in Jordan due to the delay in closing the sale transaction.
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction losses

	Three Months Ended March 31,
(in millions)	2024	2023
Chile	$(6)	$(16)
Brazil	(6)	12
Argentina	(1)	(33)
Other	5	(5)
Total (1)	$(8)	$(42)
___________________________________________
(1)Includes gains of $18 million and losses of $8 million on foreign currency derivative contracts for the three months ended March 31, 2024 and 2023, respectively.
The Company recognized net foreign currency transaction losses of $8 million for the three months ended March 31, 2024, primarily driven by realized losses on receivables denominated in the Chilean peso as well as unrealized losses on debt denominated in the Brazilian real.
The Company recognized net foreign currency transaction losses of $42 million for the three months ended March 31, 2023, primarily due to unrealized losses due to depreciating receivables denominated in the Argentine peso and unrealized losses related to an intercompany loan denominated in the Colombian peso.
Income tax benefit (expense)
Income tax benefit was $16 million for the three months ended March 31, 2024, compared to $72 million of income tax expense for the three months ended March 31, 2023. The Company’s effective tax rates were (6)% and 27% for the three months ended March 31, 2024 and 2023, respectively. This net decrease in the effective tax rate was largely due to the current year benefits associated with a restructuring of a foreign holding company, as well as U.S. investment tax credits (“ITCs”).
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
Net equity in losses of affiliates
Net equity in losses of affiliates increased $11 million to $15 million for the three months ended March 31, 2024, compared to $4 million for the three months ended March 31, 2023. This increase was primarily driven by a decrease in earnings from Mesa La Paz, primarily due to the prior year termination of derivative positions due to a contract amendment.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income (loss) attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $192 million to a $154 million loss for the three months ended March 31, 2024, compared to income of $38 million for the three months ended March 31, 2023. This decrease was primarily due to:
•Higher allocation of losses to tax equity investors on renewables projects placed in service;
•Lower earnings due to worse hydrology, lower wind generation and increased costs associated with the growth of our business at the Renewables SBU; and
•Held-for-sale impairment at Mong Duong.

37 | The AES Corporation | March 31, 2024 Form 10-Q
These decreases were partially offset by:
•Prior year impairment at Jordan at the Energy Infrastructure SBU.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation increased $281 million to $432 million for the three months ended March 31, 2024, compared to $151 million for the three months ended March 31, 2023. This increase was primarily due to:
•Higher contributions from renewables projects placed in service in the current year;
•Higher earnings from the Energy Infrastructure SBU due to the PPA termination agreement at Warrior Run;
•Lower income tax expense;
•Gain on dilution of our interest in Uplight; and
•Lower unrealized foreign currency losses at the Energy Infrastructure SBU.
These increases were partially offset by:
•Higher long-lived asset impairments in the current year; and
•Lower LNG transactions, higher contract generation cost, and outages at the Energy Infrastructure SBU.
SBU Performance Analysis
Non-GAAP Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA with Tax Attributes, Adjusted PTC, and Adjusted EPS are non-GAAP supplemental measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts, and lenders.
During the first quarter of 2024, the Company updated the definitions of Adjusted EBITDA, Adjusted PTC, and Adjusted EPS add-back (a) unrealized gains or losses related to derivative transactions and equity securities to include financial assets and liabilities measured using the fair value option, and updated add-back (e) gains, losses, and costs due to the early retirement of debt to include troubled debt restructuring. We believe excluding these gains or losses better reflects the underlying business performance of the Company. The Company also removed the adjustment for net gains at Angamos, one of our businesses in the Energy Infrastructure SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. As this adjustment was specific to certain contract terminations that occurred in 2020, we believe removing this adjustment from our non-GAAP definitions provides simplification and clarity for our investors. There were no such impacts in 2023 or 2024 to date.
EBITDA, Adjusted EBITDA and Adjusted EBITDA with Tax Attributes
We define EBITDA as earnings before interest income and expense, taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA adjusted for the impact of NCI and interest, taxes, depreciation, and amortization of our equity affiliates, adding back interest income recognized under service concession arrangements, and excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; and (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring.
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
The GAAP measure most comparable to EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes is Net income. We believe that EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes better reflect

38 | The AES Corporation | March 31, 2024 Form 10-Q
the underlying business performance of the Company. Adjusted EBITDA is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests or retire debt, and the variability of allocations of earnings to tax equity investors, which affect results in a given period or periods. In addition, each of these metrics represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and overall complexity, the Company concluded that Adjusted EBITDA is a more transparent measure than Net income that better assists investors in determining which businesses have the greatest impact on the Company’s results.
EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes should not be construed as alternatives to Net income, which is determined in accordance with GAAP.

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA with Tax Attributes (in millions)	2024	2023
Net income	$278	$189
Income tax expense (benefit)	(16)	72
Interest expense	357	330
Interest income	(105)	(123)
Depreciation and amortization	312	273
EBITDA	$826	$741
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(162)	(170)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	33	39
Interest income recognized under service concession arrangements	17	18
Unrealized derivatives, equity securities, and financial assets and liabilities gains	(85)	(39)
Unrealized foreign currency losses (gains)	(9)	32
Disposition/acquisition gains	(43)	(3)
Impairment losses	26	9
Loss on extinguishment of debt and troubled debt restructuring	32	1
Adjusted EBITDA (1)	$635	$628
Tax attributes	228	13
Adjusted EBITDA with Tax Attributes (2)	$863	$641
______________________________
(1)        The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA.
(2)         Adjusted EBITDA with Tax Attributes includes the impact of the share of the ITCs, PTCs, and depreciation deductions allocated to tax equity investors under the HLBV accounting method and recognized as Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries on the Condensed Consolidated Statements of Operations. It also includes the tax benefit recorded from tax credits retained or transferred to third parties. The tax attributes are related to the Renewables and Utilities SBUs.

39 | The AES Corporation | March 31, 2024 Form 10-Q
Adjusted PTC
We define Adjusted PTC as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; and (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.
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
The GAAP measure most comparable to Adjusted PTC is Income from continuing operations attributable to The AES Corporation. We believe that Adjusted PTC better reflects the underlying business performance of the Company and is a relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, and strategic decisions to dispose of or acquire business interests or retire debt, which affect results in a given period or periods. In addition, Adjusted PTC represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure than Income from continuing operations attributable to The AES Corporation that better assists investors in determining which businesses have the greatest impact on the Company’s results.
Adjusted PTC should not be construed as an alternative to Income from continuing operations attributable to The AES Corporation, which is determined in accordance with GAAP.

40 | The AES Corporation | March 31, 2024 Form 10-Q

	Three Months Ended March 31,
Reconciliation of Adjusted PTC (in millions)	2024	2023
Income from continuing operations, net of tax, attributable to The AES Corporation	$432	$151
Income tax expense (benefit) from continuing operations attributable to The AES Corporation	(19)	51
Pre-tax contribution	413	202
Unrealized derivatives, equity securities, and financial assets and liabilities gains	(85)	(39)
Unrealized foreign currency losses (gains)	(9)	31
Disposition/acquisition gains	(43)	(3)
Impairment losses	26	9
Loss on extinguishment of debt and troubled debt restructuring	34	4
Adjusted PTC	$336	$204
Adjusted EPS
We define Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; and (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring.
The GAAP measure most comparable to Adjusted EPS is Diluted earnings per share from continuing operations. We believe that Adjusted EPS better reflects the underlying business performance of the Company and is considered in the Company’s internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, and strategic decisions to dispose of or acquire business interests or retire debt, which affect results in a given period or periods.
Adjusted EPS should not be construed as an alternative to Diluted earnings per share from continuing operations, which is determined in accordance with GAAP.
The Company reported diluted earnings per share of $0.60 for the three months ended March 31, 2024. For purposes of measuring earnings per share under U.S. GAAP, income available to AES common stockholders is reduced by increases in the carrying amount of redeemable stock of subsidiaries to redemption value. While the adjustment reduced earnings per share, it did not impact Net income on the Condensed Consolidated Statement of Operations. For purposes of computing Adjusted EPS, the Company excluded the adjustment to redemption value from the numerator. The table below reconciles the income available to AES common stockholders used in GAAP diluted earnings per share to the income from continuing operations used in calculating the non-GAAP measure of

41 | The AES Corporation | March 31, 2024 Form 10-Q
Adjusted EPS.

Reconciliation of Numerator Used for Adjusted EPS	Three Months Ended March 31, 2024
(in millions, except per share data)	Income	Shares	$ per Share
GAAP DILUTED EARNINGS PER SHARE
Income available to The AES Corporation common stockholders	$426	712	$0.60
Add back: Adjustment to redemption value of redeemable stock of subsidiaries	6	—	0.01
NON-GAAP DILUTED EARNINGS PER SHARE	$432	712	$0.61

	Three Months Ended March 31,
Reconciliation of Adjusted EPS	2024		2023
Diluted earnings per share from continuing operations	$0.61		$0.21
Unrealized derivatives, equity securities, and financial assets and liabilities gains	(0.12)	(1)	(0.06)	(2)
Unrealized foreign currency losses (gains)	(0.01)		0.04	(3)
Disposition/acquisition gains	(0.06)	(4)	—
Impairment losses	0.04	(5)	0.01
Loss on extinguishment of debt and troubled debt restructuring	0.04	(6)	0.01
Less: Net income tax expense	—		0.01
Adjusted EPS	$0.50		$0.22
_____________________________
(1)Amount primarily relates to net unrealized derivative gains at the Energy Infrastructure SBU of $68 million, or $0.10 per share.
(2)Amount primarily relates to unrealized derivative gains at the Energy Infrastructure SBU of $48 million, or $0.07 per share.
(3)Amount primarily relates to unrealized foreign currency losses mainly associated with the devaluation of long-term receivables denominated in Argentine pesos of $25 million, or $0.03 per share.
(4)Amount primarily relates to gain on dilution of ownership in Uplight due to its acquisition of AutoGrid of $52 million, or $0.07 per share, partially offset by the loss on partial sale of our ownership interest in Amman East and IPP4 in Jordan of $10 million, or $0.01 per share.
(5)Amount primarily relates to impairment at Mong Duong of $19 million, or $0.03 per share.
(6)Amount primarily relates to costs incurred due to troubled debt restructuring at Puerto Rico of $19 million, or $0.03 per share.
Renewables SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes (in millions) for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating Margin	$53	$88	$(35)	-40%
Adjusted EBITDA (1)	102	124	(22)	-18%
Adjusted EBITDA with Tax Attributes (1)	328	137	191	NM
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended March 31, 2024 decreased $35 million, driven primarily by worse hydrology, lower wind generation, higher energy purchase prices, and higher fixed costs and depreciation related to new projects. This decrease was partially offset by unrealized derivative gains.
Adjusted EBITDA for the three months ended March 31, 2024 decreased $22 million, primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, and depreciation.
Adjusted EBITDA with Tax Attributes for the three months ended March 31, 2024 increased $191 million, primarily due to higher realized tax attributes driven by more renewables projects placed in service, partially offset by the decrease in Adjusted EBITDA. During the three months ended March 31, 2024 and 2023, we realized $226 million and $13 million, respectively, from tax attributes earned by our U.S. renewables business.
Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, Adjusted EBITDA with Tax Attributes, and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating Margin	$120	$105	$15	14%
Adjusted EBITDA (1)	182	162	20	12%
Adjusted EBITDA with Tax Attributes (1)	184	162	22	14%
Adjusted PTC (1) (2)	41	38	3	8%
____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.

42 | The AES Corporation | March 31, 2024 Form 10-Q
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.
Operating Margin for the three months ended March 31, 2024 increased $15 million, mainly driven by higher demand due to the impact of weather, higher distribution investment rider revenues as a result of the ESP 4 approved in the fourth quarter of 2023, and an increase in transmission and TDSIC rider revenues, partially offset by higher fixed costs.
Adjusted EBITDA for the three months ended March 31, 2024 increased $20 million, primarily due to the drivers above, adjusted for NCI and depreciation expense.
Adjusted EBITDA with Tax Attributes increased $22 million due to the drivers above, as well as $2 million of realized tax attributes related to the Hardy Hills solar project in the current year.
Adjusted PTC for the three months ended March 31, 2024 increased $3 million due to the drivers above, partially offset by higher depreciation expense and higher interest expense, primarily due to increased borrowings at IPALCO.
Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating Margin	$404	$375	$29	8%
Adjusted EBITDA (1)	360	363	(3)	-1%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended March 31, 2024 increased $29 million, driven primarily by higher revenues due to a PPA termination agreement and gains resulting mainly from derivatives as part of our commercial hedging strategy. These increases were partially offset by lower LNG transactions, higher contract generation cost, and higher outages.
Adjusted EBITDA for the three months ended March 31, 2024 decreased $3 million, primarily due to the drivers above, adjusted for NCI, depreciation, and unrealized derivative gains, as well as higher realized foreign currency losses.
New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating Margin	$(2)	$(4)	$2	-50%
Adjusted EBITDA (1)	(17)	(26)	9	-35%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended March 31, 2024 increased $2 million, with no material drivers.
Adjusted EBITDA for the three months ended March 31, 2024 increased $9 million, primarily due to a reduction in losses at Fluence, driven by increases in margin on the newer Gen 6 solutions projects.
Key Trends and Uncertainties
During 2024 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses, and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation, and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of our 2023 Form 10-K.
Operational

43 | The AES Corporation | March 31, 2024 Form 10-Q
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
On April 24, 2024, new Commerce regulations with respect to the administration of AD/CVD cases went into effect, including regulations pertaining to transnational subsidization and particular market situations. On the same day, several companies filed a petition requesting that Commerce initiate an investigation into whether new AD/CVD duties should be imposed on cells and modules imported from Thailand, Cambodia, Malaysia, and Vietnam. If Commerce initiates such an investigation, it could cause disruptions to the import of solar cells and panels from such countries.
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
The impact of new Commerce investigations or any additional adverse Commerce determinations or other tariff disputes or litigation, the impact of the UFLPA, potential future disruptions to the solar panel supply chain and their effect on AES’ U.S. solar project development and construction activities remain uncertain. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewables projects.
We have contracted and secured our expected requirements for solar panels for U.S. projects targeted to achieve commercial operations in 2024.
Operational Sensitivity to Dry Hydrological Conditions — Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. Dry hydrological conditions in Panama, Brazil, Colombia and Chile can present challenges for our businesses in these markets. Low inflows can result in low reservoir levels, reduced generation output, and subsequently possible increased prices for electricity. If our hydroelectric generation facilities cannot generate sufficient energy to meet contractual arrangements, we may need to purchase energy to fulfill our obligations, which could have an adverse impact on AES. As mitigation, AES has invested in thermal, wind, and solar generation assets, which have a complementary profile to hydroelectric plants. These plants are expected to have increased generation in low hydrology scenarios, offsetting possible impacts described from hydro assets.
According to the National Oceanic and Atmospheric Administration ("NOAA"), El Niño conditions are observed and forecasted through the beginning of Q3 of 2024. A transition from El Niño to ENSO-neutral is likely by mid-2024, with the indications of La Niña developing by late Q3 of 2024.

44 | The AES Corporation | March 31, 2024 Form 10-Q
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
In Colombia, El Niño is characterized by drought and may result in higher spot prices as observed in Q1 of 2024 and early Q2 2024. Lower overall AES Chivor hydrology may result in increased spot price energy exposure to cover contracted positions. The basin where AES Chivor is located typically experiences wet conditions from June through September in contrast with the broader system, which can result in additional energy available to sell in the spot market after fulfilling contract obligations. La Niña in Colombia is typically characterized by more rainfall possibly leading to a decrease in spot prices. However, during La Niña impacts vary and the basin where Chivor is located may experience drier conditions than the system.
In Brazil, El Niño generally means more rainfall in the South and higher temperatures in the central region of the country, as seen in the last quarter of 2023, while La Niña results in more rainfall in the North, drier conditions in the South and milder temperatures in the central region, which could result in lower demand. Current system reservoir levels remain high, which supports lower spot prices through the remainder of 2024 mitigating hydrological risk following a dry Q1, which led to higher power prices. Lower prices limit external thermal generation which, if dispatched, could impact demand for the AES hydro generation.
In Chile, the primary driver for AES’ hydro assets is snowpack volumes. Lower snowpack, together with reduced rainfall in the system, could increase both spot prices and energy purchase volumes required to meet contracted positions.
The exact behavior pattern and strength of El Niño and the potential evolution towards La Niña is unknown and therefore the impacts could vary from those described above, and may include impacts to our businesses beyond hydrology, including with respect to power generation from other renewable sources of energy and demand. Even if rainfall and water inflows return to or exceed historical averages, in some cases high market prices and low generation could persist until reservoir levels are fully recovered. Further, investments made in thermal, wind, and solar power generation may benefit from uncontracted spot sales at higher market prices. Impacts may be material to our results of operations.
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

45 | The AES Corporation | March 31, 2024 Form 10-Q
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
Global Tax — The macroeconomic and political environments in the U.S. and in some countries where our subsidiaries conduct business have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA includes a 15% corporate alternative minimum tax based on adjusted financial statement income. Additional guidance is expected to be issued in 2024.
During 2023, the Netherlands, Bulgaria and Vietnam adopted legislation to implement Pillar 2 effective as of January 1, 2024. We will continue to monitor the issuance of draft legislation in other non-EU countries where the Company operates that are considering Pillar 2 amendments and new interpretive guidance. The impact to the Company during 2024 is not expected to be material.
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
Interest Rates — In the U.S. and other markets in which we operate, there has been a rise in interest rates since 2021, and interest rates are expected to remain volatile in the near term.
As discussed in Item 3—Quantitative and Qualitative Disclosures about Market Risk, although most of our existing corporate and subsidiary debt is at fixed rates, an increase in interest rates can have several impacts on our business. For any existing debt under floating rate structures and any future debt refinancings, rising interest rates will increase future financing costs. In most cases in which we have floating rate debt, our revenues serving this debt are indexed to inflation, which helps mitigate the impact of rising rates. For future debt refinancings, AES actively manages a hedging program to reduce uncertainty and exposure to future interest rates. For new business, higher interest rates increase the financing costs for new projects under development and which have not yet secured financing.
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
Puerto Rico — As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2023 Form 10-K, our subsidiaries in Puerto Rico have long-term PPAs with state-owned PREPA, which has been facing economic challenges that could result in a material adverse effect on our business in Puerto Rico. Despite the Title III protection, PREPA has been making substantially all of its payments to the generators in line with historical payment patterns.
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

46 | The AES Corporation | March 31, 2024 Form 10-Q
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Ilumina’s non-recourse debt of $24 million continues to be in technical default and is classified as current as of March 31, 2024.
On April 12, 2022, a mediation team was appointed to prepare the plan to resolve the PREPA Title III case and related proceedings. A disclosure statement hearing was held on April 28, 2023. The mediation was extended through August 4, 2023. On November 14, 2023, the Judge presiding over the case approved the supplemental disclosure statement for PREPA’s Fourth Modified Third Amended Title III Plan of Adjustment. The
confirmation trial ended on March 18, 2024, with the Judge’s decision pending.
In 2023, AES Puerto Rico took certain measures to address identified liquidity challenges. On July 6, 2023, PREPA agreed to the release of funds in the escrow account guaranteeing AES Puerto Rico’s obligations under the Power Purchase and Operating Agreement (“PPOA”) in order to provide additional liquidity for the business. During the fourth quarter of 2023, a restructuring support agreement was executed by AES Puerto Rico and its noteholders and a PPOA amendment was approved by PREPA. Under this new agreement, PREPA’s bankruptcy under Title III does not result in a technical default for AES Puerto Rico, and therefore its non-recourse debt of $161 million is classified as long-term. The restructuring closed on March 5, 2024. See Note 8—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Despite these challenges and considering the information available as of the filing date, management believes the carrying amount of our long-lived assets at AES Puerto Rico of $78 million is recoverable as of March 31, 2024.
Mexico Migration — The interconnection agreements for TEG and TEP under the self-supply energy regime in Mexico were due to expire in April 2024. Consequently, TEG and TEP are required to migrate into the new energy regime established by the Electricity Industry Law of 2021 (“LIE”) and to execute new interconnection agreements prior to the expiration of the current interconnection agreements. In February and September 2022, respectively, TEG and TEP made formal requests to the Mexican Comision Reguladora de Energia (“CRE”) to update the projects’ permits and allow them to migrate into the LIE (“Migration Requests”). On March 26, 2024, CRE granted the migration permits for TEG and TEP. On March 27, 2024, TEG and TEP filed their request with El Centro Nacional de Control de Energía (CENACE) for the execution of the new interconnection agreements, and on April 18, 2024, the agreements were executed.
Decarbonization Initiatives
Our strategy involves shifting towards clean energy platforms, including renewable energy, energy storage, LNG, and modernized grids. It is designed to position us for continued growth while reducing our carbon intensity and to be in support of our mission of accelerating the future of energy, together. We have made significant progress on our exit of coal generation, and we intend to exit the substantial majority of our remaining coal facilities by year-end 2025 and intend to exit all of the coal facilities by year-end 2027, subject to necessary approvals.
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
For further information about the risks associated with decarbonization initiatives, see Item 1A.—Risk Factors—Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2023 Form 10-K.
Regulatory
AES Maritza PPA Review — DG Comp is conducting a preliminary review of whether AES Maritza’s PPA with NEK is compliant with the European Union's State Aid rules. No formal investigation has been launched by DG Comp to date. AES Maritza has previously engaged in discussions with the DG Comp case team and the Government of Bulgaria (“GoB”) to attempt to reach a negotiated resolution of the DG Comp’s review (“PPA Discussions”). There are no active PPA Discussions at present but those discussions could resume at any time. The

47 | The AES Corporation | March 31, 2024 Form 10-Q
PPA continues to remain in place. However, there can be no assurance that, in the context of DG Comp’s preliminary review or any future PPA Discussions, the other parties will not seek a prompt termination of the PPA.
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions involved a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict whether and when the PPA Discussions might resume or the outcome of any such discussions. Nor can we predict how DG Comp might resolve its review if the PPA Discussions do not resume or if any such discussions fail to result in an agreement concerning the agency's review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2024, the carrying value of our long-lived assets at Maritza is $332 million.
AES Indiana Regulatory Rate Review — On April 17, 2024, the IURC issued an order (the “2024 Rate Order”) approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the Office of Utility Consumer Counselor (“OUCC”) and the other intervening parties in AES Indiana’s base rate case filing. Among other matters and consistent with the Stipulation and Settlement Agreement, the 2024 Rate Order approves an increase in AES Indiana's total annual operating revenue of $71 million for AES Indiana’s electric service and provides a return on common equity of 9.9% and cost of long-term debt of 4.90% on a rate base of approximately $3.5 billion. Updated customer rates and charges are expected to be effective in May 2024.
AES Indiana Petersburg Repowering — On March 11, 2024, AES Indiana filed for approval of a CPCN seeking for IURC approval to repower Petersburg Generation Units 3 & 4 from coal to natural gas and to recover costs through future rates. The conversion of Unit 3 is expected to begin in February 2026 and be completed by June 2026 and the conversion of Unit 4 is expected to begin in June 2026 and be completed by December 2026. A hearing for this case is expected to be held in August 2024, and we expect the IURC to issue an order on this proceeding during the fourth quarter of 2024.
AES Ohio Smart Grid Phase 2 Filing — In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing to invest approximately $683 million in capital projects over a 10-year period following the Smart Grid Phase 1, which ends June 2025.
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
Impairments
Long-lived Assets and Current Assets Held-for-Sale — During the three months ended March 31, 2024, the Company recognized asset impairment expense of $46 million. See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets and current assets held-for-sale that were assessed for impairment totaled $78 million at March 31, 2024.
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

48 | The AES Corporation | March 31, 2024 Form 10-Q
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion residuals) and certain air emissions, such as SO2, NOx, particulate matter, mercury, and other hazardous air pollutants, and species and habitat protections. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our operations are subject to significant government regulation and could be adversely affected by changes in the law or regulatory schemes; Several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR; Our businesses are subject to stringent environmental laws, rules and regulations; and Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2023 Form 10-K.
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
Mercury and Air Toxics Standard — In April 2012, the EPA’s rule to establish maximum achievable control technology standards for hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective and AES facilities implemented measures to comply, as applicable. In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA and subsequently remanded MATS to the EPA without vacatur. On May 22, 2020, the EPA published a final finding that it is not “appropriate and necessary” to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units (EGUs) (reversing its prior 2016 finding), but that the EPA would not remove the source category from the CAA Section 112(c) list of source categories and would not change the MATS requirements. On March 6, 2023, the EPA

49 | The AES Corporation | March 31, 2024 Form 10-Q
published a final rule to revoke its May 2020 finding and reaffirm its 2016 finding that it is appropriate and necessary to regulate these emissions. On April 24, 2023, the EPA published a proposed rule, the MATS Risk and Technology Review (RTR) Rule to lower certain emissions limits and revise certain other aspects of MATS. On April 25, 2024, the EPA released a pre-publication version of the final MATS RTR Rule. We are currently reviewing the final rule and it is too early to determine the potential impacts.
Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.
Climate Change Regulation — On July 8, 2019, the EPA published the final Affordable Clean Energy (“ACE”) Rule which would have established CO2 emission rules for existing power plants under CAA Section 111(d) and would have replaced the EPA's 2015 Clean Power Plan Rule (“CPP”). However, on January 19, 2021, the D.C. Circuit vacated and remanded the ACE Rule. Subsequently, on June 30, 2022, the Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion holding that the “generation shifting” approach in the CPP exceeded the authority granted to the EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 Supreme Court decision, on October 27, 2022, the D.C. Circuit issued a partial mandate, holding pending challenges to the ACE Rule in abeyance while the EPA developed a replacement rule. On May 23, 2023, the EPA published a proposed rule that would vacate the ACE Rule, and proposed New Source Performance Standards (“NSPSs”) that would establish emissions guidelines in the form of CO2 emissions limitations for certain existing electric generating units (“EGUs”) and would require states to develop State Plans that establish standards of performance for such EGUs that are at least as stringent as EPA’s emissions guidelines. Depending on various EGU-specific factors, the bases of proposed emissions guidelines range from routine methods of operation to carbon capture and sequestration or co-firing low-GHG hydrogen starting in the 2030s. On April 25, 2024, the EPA released a prepublication version of the final NSPSs for GHGs for new, modified, and reconstructed fossil-fuel fired EGUs, Emissions Guidelines for existing fossil fuel-fired EGUs, and the Repeal of the ACE Rule. We are currently reviewing these rules. The impact of the rules, the results of further proceedings, and potential future greenhouse gas emissions regulations remain uncertain but could be material.
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
On May 18, 2023, the EPA published a proposed rule that would expand the scope of CCR units regulated by the CCR Rule to include inactive surface impoundments at inactive generating facilities as well as additional inactive and closed landfills and certain other accumulations of CCR. On April 25, 2024, the EPA released the pre-publication version of the final rule, which we are currently reviewing. It is too early to determine the potential impact.
The CCR rule, current or proposed amendments to or interpretations of the CCR rule, the results of groundwater monitoring data, or the outcome of CCR-related litigation could have a material impact on our business, financial condition, and results of operations. AES Indiana would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard.

50 | The AES Corporation | March 31, 2024 Form 10-Q
Cooling Water Intake — The Company's facilities are subject to a variety of rules governing water use and discharge. In particular, the Company's U.S. facilities are subject to the CWA Section 316(b) rule issued by the EPA effective in 2014 that seeks to protect fish and other aquatic organisms drawn into cooling water systems at power plants and other facilities. These standards require affected facilities to choose among seven BTA options to reduce fish impingement. In addition, certain facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. It is possible that this process, which includes permitting and public input, could result in the need to install closed-cycle cooling systems (closed-cycle cooling towers) or other technology. Finally, the standards require that new units added to an existing facility to increase generation capacity are required to reduce both impingement and entrainment. It is not yet possible to predict the total impacts of this final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material.
AES Southland's current plan is to comply with the SWRCB OTC Policy by shutting down and permanently retiring all existing generating units at AES Alamitos, AES Huntington Beach, and AES Redondo Beach that utilize OTC by the compliance dates included in the OTC Policy.
The Company’s California subsidiaries have signed 20-year term PPAs with Southern California Edison for new generating capacity, which have been approved by the California Public Utilities Commission. Construction of new generating capacity began in June 2017 at AES Huntington Beach and July 2017 at AES Alamitos. The new air-cooled combined cycle gas turbine generators and battery energy storage systems were constructed at the AES Alamitos and AES Huntington Beach generating stations. The new air-cooled combined cycle gas turbine generators at the AES Alamitos and AES Huntington Beach generating stations began commercial operation in early 2020 and there is currently no plan to replace the OTC generating units at the AES Redondo Beach generating station following the retirement. Certain OTC units were required to be retired in 2019 to provide interconnection capacity and/or emissions credits prior to startup of the new generating units, and the remaining AES OTC generating units in California will be shut down and permanently retired by the OTC Policy compliance dates for these units. The SWRCB OTC Policy required the shutdown and permanent retirement of all remaining OTC generating units at AES Alamitos, AES Huntington Beach, and AES Redondo Beach by December 31, 2020. The initial amendment extended the deadline for shutdown and retirement of AES Alamitos and AES Huntington Beach’s remaining OTC generating units to December 31, 2023 and extended the deadline for shutdown and retirement of AES Redondo Beach’s remaining OTC generating units to December 31, 2021 (the “AES Redondo Beach Extension”). In October 2020, the cities of Redondo Beach and Hermosa Beach filed a state court lawsuit challenging the AES Redondo Beach Extension. AES opposed the action and the court granted an order dismissing the matter. The case remains open subject to the resolution of counter claims between parties other than AES. Plaintiffs have initiated an additional challenge to the permit, and the outcome of that lawsuit is unclear. On March 16, 2021, the SACCWIS released their draft 2021 report to SWRCB. The report summarizes the State of California’s current electrical grid reliability needs and recommended a two-year extension to the compliance schedule for AES Redondo Beach to address system-wide grid reliability needs. The SWRCB public hearing regarding the final decision on the amendment of the OTC policy was held on October 19, 2021 and the Board voted in favor of extending the compliance date for AES Redondo Beach to December 31, 2023. The AES Redondo Beach NPDES permit has been administratively extended. On September 30, 2022, the Statewide Advisory Committee on Cooling Water Intake Structures approved a recommendation to the SWRCB to consider an extension of the OTC compliance dates for AES Huntington Beach, LLC and AES Alamitos, LLC to December 31, 2026, in support of grid reliability. On August 15, 2023, the State Water Board considered the SACCWIS recommendation and adopted an amendment to the OTC Policy that established a final compliance date of December 31, 2026 for the Alamitos and Huntington Beach facilities. This extension is contingent upon the facilities participating in the Strategic Reserve established by AB 205.
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

51 | The AES Corporation | March 31, 2024 Form 10-Q
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
In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas desulfurization wastewater. AES Indiana Petersburg has installed a dry bottom ash handling system in response to the CCR rule and wastewater treatment systems in response to the NPDES permits in advance of the ELG compliance date. Other U.S. businesses already include dry handling of fly ash and bottom ash and do not generate flue gas desulfurization wastewater. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, the EPA published a proposed rule revising the 2020 Reconsideration Rule. The proposed rule would establish new best available technology economically achievable effluent limits for flue gas desulfurization wastewater, bottom ash treatment water, and combustion residual leachate. On April 25, 2024, the EPA released a pre-publication version of the final rule. We are currently reviewing this rule. It is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.
Capital Resources and Liquidity
Overview
As of March 31, 2024, the Company had unrestricted cash and cash equivalents of $2 billion, of which $90 million was held at the Parent Company and qualified holding companies. The Company had $394 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $561 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $23.9 billion and $5.3 billion, respectively. Of the $4 billion of our current non-recourse debt, $3.9 billion was presented as such because it is due in the next twelve months and $174 million relates to debt considered in default. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. As of March 31, 2024, the Company also had $875 million outstanding related to supplier financing arrangements, which are classified as Supplier financing arrangements.
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $200 million in recourse debt which matures within the next twelve months, as well as amounts due under supplier financing arrangements, of which $725 million has a Parent Company guarantee. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
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

52 | The AES Corporation | March 31, 2024 Form 10-Q
capacity supplemented by multilaterals and local regional banks.
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to $200 million in senior unsecured term loans. Additionally, commercial paper issuances are short term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company’s $29.6 billion of total gross debt outstanding as of March 31, 2024, approximately $10.2 billion accrues interest at variable rates. Brazil holds $2.3 billion of our floating rate non-recourse exposure as variable rate instruments act as a natural hedge against inflation in Brazil. The Company actively hedges its current and expected variable rate exposure through a combination of currently effective and forward starting interest rate swaps. As of March 31, 2024, the total maximum outstanding amount of hedges protecting the company against variable rate exposure was $7.7 billion. These hedges generally provide economic protection through the entire expected life of the projects, regardless of the type of debt issued to finance construction or refinance the projects in the future.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of March 31, 2024, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $3.6 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of March 31, 2024, we had $234 million in letters of credit under bilateral agreements, $210 million in letters of credit outstanding provided under our unsecured credit facilities, and $29 million in letters of credit outstanding provided under our revolving credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended March 31, 2024, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
Additionally, in connection with certain project financings, some of the Company's subsidiaries have expressly undertaken limited obligations and commitments. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of March 31, 2024, the maximum undiscounted potential exposure to guarantees issued by our subsidiaries was $2.6 billion, including $1.6 billion of customary payment guarantees under EPC contracts and other agreements, and $995 million of tax equity financing related guarantees. In addition, as of March 31, 2024, our subsidiaries had $643 million of letters of credit outstanding.
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

53 | The AES Corporation | March 31, 2024 Form 10-Q
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
Long-Term Receivables
As of March 31, 2024, the Company had approximately $92 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2025, or one year from the latest balance sheet date. Noncurrent receivables in the U.S. pertain to the sale of the Redondo Beach land. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q for further information.
As of March 31, 2024, the Company had approximately $1 billion of loans receivable primarily related to the Mong Duong facility in Vietnam, which was constructed under a build, operate, and transfer contract. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. As of March 31, 2024, Mong Duong met the held-for-sale criteria and the loan receivable balance of $1 billion, net of CECL reserves of $25 million, was classified in held-for-sale assets. Of the loan receivable balance, $111 million was classified as Current held-for-sale assets, and $934 million was classified as Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheets. See Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the three months ended March 31, 2024 were debt financings, cash flows from operating activities, and purchases under supplier financing arrangements. The primary uses of cash in the three months ended March 31, 2024 were capital expenditures, repayments of debt, and repayments of obligations under supplier financing arrangements.
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

54 | The AES Corporation | March 31, 2024 Form 10-Q
A summary of cash-based activities is as follows (in millions):

	Three Months Ended March 31,
Cash Sources:	2024	2023
Issuance of non-recourse debt	$2,131	$690
Borrowings under the revolving credit facilities	1,741	1,415
Commercial paper borrowings (repayments), net	719	350
Purchases under supplier financing arrangements	486	529
Net cash provided by operating activities	287	625
Sale of short-term investments	141	356
Sales to noncontrolling interests	125	—
Proceeds from the sale of business interests, net of cash and restricted cash sold	11	98
Issuance of recourse debt	—	500
Other	122	18
Total Cash Sources	$5,763	$4,581

Cash Uses:
Capital expenditures	$(2,148)	$(1,551)
Repayments under the revolving credit facilities	(1,037)	(1,055)
Repayments of non-recourse debt	(915)	(660)
Repayments of obligations under supplier financing arrangements	(516)	(587)
Purchase of short-term investments	(144)	(418)
Dividends paid on AES common stock	(116)	(111)
Purchase of emissions allowances	(56)	(78)
Other	(266)	(131)
Total Cash Uses	$(5,198)	$(4,591)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	$565	$(10)
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three-month period (in millions):

	Three Months Ended March 31,
Cash flows provided by (used in):	2024	2023	$ Change
Operating activities	$287	$625	$(338)
Investing activities	(2,386)	(1,624)	(762)
Financing activities	2,606	1,016	1,590
Operating Activities
Net cash provided by operating activities decreased $338 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
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

55 | The AES Corporation | March 31, 2024 Form 10-Q
•Adjusted net income increased $277 million, primarily due to higher margins at our Energy Infrastructure and Utilities SBUs; partially offset by lower margins at our Renewables SBU, an increase in interest expense, and a decrease in interest income.
•Working capital requirements increased $615 million, primarily due to an increase in accounts receivable resulting from lower collections and an increase in receivables under the Warrior Run PPA termination agreement; partially offset by a decrease in accounts payable due to lower inventory purchases at lower prices.
Investing Activities
Net cash used in investing activities increased $762 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Investing Cash Flows
(in millions)
•Proceeds from sales of business interests decreased $87 million, primarily due to the selldown of sPower OpCo B in 2023.
•Cash used for short-term investing activities decreased $59 million, primarily as a result of lower net short-term investment purchases at our Renewables SBU.
•Capital expenditures increased $597 million, discussed further below.
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
•Growth expenditures increased $585 million, primarily driven by an increase in U.S. renewables projects.
•Maintenance expenditures increased $13 million, primarily due to higher transmission and distribution project investments at our Utilities SBU.
•Environmental expenditures decreased $1 million, with no material drivers.

56 | The AES Corporation | March 31, 2024 Form 10-Q
Financing Activities
Net cash provided by financing activities increased $1.6 billion for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Financing Cash Flows
(in millions)
See Notes 8—Debt and 12—Equity in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt and equity transactions.
•The $1.2 billion impact from non-recourse debt transactions is mainly due to the issuances of the 5.70% First Mortgage Bonds due April 2054 and the 5.75% senior secured notes due April 2034 at AES Indiana, and the issuance of the 6.30% senior unsecured notes due April 2029 at AES Andes.
•The $369 million impact from commercial paper is due to higher net borrowings in the current period.
•The $275 million impact from the Parent Company revolver is primarily due to higher net repayments in the prior period.
•The $125 million impact from sales to noncontrolling interests is primarily due to proceeds received at AES Clean Energy from the sales of ownership in project companies to tax equity investors, and the sale of Mesamávida under the Chile Renovables renewables partnership with GIP.
•The $500 million impact from recourse debt is primarily due to the issuance of a bridge loan, fully guaranteed by the Parent Company, at AES Clean Energy in March 2023.
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

57 | The AES Corporation | March 31, 2024 Form 10-Q

	March 31, 2024	December 31, 2023
Consolidated cash and cash equivalents	$1,994	$1,426
Less: Cash and cash equivalents at subsidiaries	(1,904)	(1,393)
Parent Company and qualified holding companies’ cash and cash equivalents	90	33
Commitments under the Parent Company credit facility	1,500	1,500
Less: Letters of credit under the credit facility	(29)	(124)
Less: Borrowings under the credit facility	(110)	—
Less: Borrowings under the commercial paper program	(719)	—
Borrowings available under the Parent Company credit facility	642	1,376
Total Parent Company Liquidity	$732	$1,409
The Parent Company paid dividends of $0.1725 per outstanding share to its common stockholders during the first quarter of 2024 for dividends declared in December 2023. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $5.3 billion and $4.5 billion as of March 31, 2024 and December 31, 2023, respectively. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2023 Form 10-K for additional detail.
We believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future. This belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility and commercial paper program. See Item 1A.—Risk Factors—The AES Corporation’s ability to make payments on its outstanding indebtedness is dependent upon the receipt of funds from our subsidiaries of the Company’s 2023 Form 10-K for additional information.
Various debt instruments at the Parent Company level, including our revolving credit facility and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of March 31, 2024, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $4 billion. The portion of current debt related to such defaults was $174 million at March

58 | The AES Corporation | March 31, 2024 Form 10-Q
31, 2024, all of which was non-recourse debt related to three subsidiaries: AES Mexico Generation Holdings, AES Ilumina, and AES Jordan Solar. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of March 31, 2024, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit agreement as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of March 31, 2024, none of the defaults listed above resulted in a cross-default under the recourse debt of the Parent Company. Furthermore, none of the non-recourse debt in default listed above is guaranteed by the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2023 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview Regarding Market Risks
Our businesses are exposed to, and proactively manage, market risk. Market risk is the potential loss that may result from market changes associated with AES power generation or with existing or forecasted financial or commodity transactions. Our primary market risk exposure is to the price of commodities, particularly electricity, natural gas, coal, and environmental credits. AES is also exposed to fluctuations in interest rates and foreign currency exchange rates associated primarily with outstanding and expected future issuances and borrowing, and from investments in foreign subsidiaries and affiliates. We enter into various transactions, including derivatives, in order to hedge our exposure to these market risks.
The disclosures presented in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Fluctuations in currency exchange rates may impact our financial results and position; Wholesale power prices may experience significant volatility in our markets which could impact our operations and opportunities for future growth; We may not be adequately hedged against our exposure to changes in commodity prices or interest rates; and Certain of our businesses are sensitive to variations in weather and hydrology of the 2023 Form 10-K.
Commodity Price Risk
Although we prefer to hedge our exposure to the impact of market fluctuations in the price of commodities, some of our generation businesses operate under short-term sales, have contracted electricity obligations greater than supply, or operate under contract sales that leave an unhedged exposure on some of our capacity or through

59 | The AES Corporation | March 31, 2024 Form 10-Q
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
As of March 31, 2024, we project pre-tax earnings exposure on a 10% increase in commodity prices to be less than a $15 million gain for power, less than a $5 million loss for gas, and less than a $5 million gain for coal. The sensitivities are calculated using industry-standard valuation techniques to revalue all transactions (physical and financial commodity transactions) in the portfolio for a change in the underlying prices the transactions are exposed to and exclude correlation effects, including those due to renewable resource availability. The models reference market prices of commodities across future periods and associated volatility of these market prices. Prices and volatilities are predominantly based on observable market prices.
Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
In the Energy Infrastructure SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. In California, our Southland once-through cooling generation units (“Legacy Assets”) in Long Beach and Huntington Beach have been extended to operate through 2026 under capacity contracts with the State as part of the Strategic Reserve program. Our facility in Redondo Beach has been retired effective January 1, 2024. Our ability to operate the Long Beach facility at full capacity through 2025 was approved under Tentative Time Schedule Order coverage in November 2023. Approval to operate Long Beach through 2026 will be subject to review with State Agencies. Our Southland combined cycle gas turbine (Southland Energy) units benefit from higher power and lower gas prices, depending on the contracted or hedge position. The AES Andes business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. A significant portion of our PPAs through 2024 include mechanisms of indexation that adjust the price of energy based on fluctuations in the price of coal, with an index defined by the National Energy Commission based on the physical coal imports for the energy system. This mechanism mitigates exposures to changes in the price of fuel. The increasing share of renewable energy in Chile's power market may reduce reliance on thermal units and impact power price volatility, which could impact our cost to serve certain unregulated PPAs. In the Dominican Republic, we own natural gas plants contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices through 2024. Our thermal asset in Panama has PPAs with distribution companies that match the term of the LNG supply agreement of such thermal assets. New entrants into the Panama thermal generation market could impact the dispatch of existing generation, requiring purchases in the spot market to satisfy the PPA obligations. Contract levels do not always match our generation availability or needs, and our assets may be sellers of spot prices in excess of contract levels or a net buyer in the spot market to satisfy contract obligations, which could impact existing fuel supply commitments. Our assets operating in Vietnam and Bulgaria have minimal exposure to commodity price risk as they have no or minor merchant exposure and fuel is subject to a pass-through mechanism.
In the Renewables SBU, our businesses have commodity exposure on unhedged volumes and resource volatility and benefit from higher power prices, where generation exceeds contracted levels. In Colombia, we operate under a shorter-term sales strategy with spot market exposure for uncontracted volumes. Because we own hydroelectric assets there, contracts are not indexed to fuel. In Brazil, the majority of the hydroelectric and other renewable generating facility volumes are covered by contract sales. Under normal hydrological volatility, spot price risk is mitigated through a regulated sharing mechanism across all hydroelectric generators in the country. Under drier conditions, the sharing mechanism may not be sufficient to cover the business' contract position, and therefore it may have to purchase power at spot prices driven by the cost of thermal generation. Our Renewables businesses in Panama are highly contracted under financial and load-following PPA-type structures, exposing the business to hydrology-based variance. To the extent hydrological inflows are greater than or less than the contract volumes, the

60 | The AES Corporation | March 31, 2024 Form 10-Q
business will be sensitive to changes in spot power prices which may be driven by oil and natural gas prices in some time periods.
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
AES has unhedged forward-looking earnings foreign exchange deterioration risk from the Argentine peso that could be material. Additionally, as of March 31, 2024, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries may be exposed to exchange rate movement of less than a $5 million gain, individually in the Brazilian real and Euro, and a $5 million loss from the Colombian peso.
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
As of March 31, 2024, the portfolio’s pre-tax earnings exposure to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $25 million on interest expense for the debt denominated in these currencies. These amounts represent 2024 full-year exposure and do not take into account the historical correlation between these interest rates.

61 | The AES Corporation | March 31, 2024 Form 10-Q
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2024, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

62 | The AES Corporation | March 31, 2024 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of March 31, 2024. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a governmental authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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
In September 2015, AES Southland Development, LLC and AES Redondo Beach, LLC filed a lawsuit against the California Coastal Commission (the “CCC”) over the CCC's determination that the site of AES Redondo Beach included approximately 5.93 acres of CCC-jurisdictional wetlands. The CCC has asserted that AES Redondo Beach has improperly installed and operated water pumps affecting the alleged wetlands in violation of the California Coastal Act and Redondo Beach Local Coastal Program (“LCP”). Potential outcomes of the CCC determination could include an order requiring AES Redondo Beach to perform a restoration and/or pay fines or penalties. AES Redondo Beach believes that it has meritorious arguments concerning the underlying CCC determination, but there can be no assurances that it will be successful. On March 27, 2020, AES Redondo Beach, LLC sold the site to an unaffiliated third-party purchaser that assumed the obligations contained within these proceedings. On May 26, 2020, CCC staff sent AES an NOV directing AES to discontinue any operation of the water pumps in the alleged

63 | The AES Corporation | March 31, 2024 Form 10-Q
wetlands and to submit a Coastal Development Permit (“CDP”) application for the removal of the water pumps within the alleged wetlands. The NOV also directed AES to submit technical analysis regarding additional water pumps located within onsite electrical vaults and, if necessary, a CDP application for their continued operation. With respect to the vault pumps, AES provided the CCC, with the requested analysis, and the CCC has not required further action. With respect to the pumps in the alleged wetlands, AES locked out those pumps to prevent further operation and submitted the CDP to the permitting authority, the City of Redondo Beach (the “City”), with respect to AES’ plans to disable or remove the pumps. On October 14, 2020, the City deemed the CDP application to be complete and indicated a public hearing will be required. AES submitted all required information and waited for the City to continue processing the application. In December 2023, the City indicated it would continue processing the CDP application. AES will vigorously defend its interests with regard to the NOV, but we cannot predict the outcome of the matter at this time. However, settlements and litigated outcomes of Coastal Act and LCP claims alleged against other companies have required them to pay significant civil penalties and undertake remedial measures.
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
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. Subsequently, the claimants withdrew the lawsuit with respect to AES Puerto Rico. The lawsuit remains pending against the other AES defendants (“AES Defendants”) and the unaffiliated defendants. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually, nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court, namely the Civil Court of La Vega. Preliminary hearings have taken place. The parties are awaiting the Civil Court's ruling on the AES Defendants' motions to dismiss the lawsuit. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
In October 2019, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the environmental permit of the Ventanas Complex, initiating a sanctioning process through Exempt Resolution N° 1 / ROL D-129-2019. The alleged charges include exceeding generation limits, failing to reduce emissions during episodes of poor air quality, exceeding limits on discharges to the sea, and exceeding noise limits. AES Andes has submitted a proposed “Compliance Program” to the SMA for the Ventanas Complex. The latest version of this Compliance Program was submitted on May 26, 2021. On December 30, 2021, the Compliance Program was approved by the SMA. However an ex officio action was brought by the SMA due to alleged exceedances of generation limits, which would require the Company to reduce SO2, NOX and PM emissions in order to achieve the emissions offset established in the Compliance Program. On January 6, 2022, AES Andes

64 | The AES Corporation | March 31, 2024 Form 10-Q
filed a reposition with the SMA seeking modification of the means for compliance with the ex officio action. On January 17, 2023, the SMA approved street paving measures, or alternatively a program providing heaters for community members, as the means to satisfy the air emissions offsets in the approved Compliance Plan. The cost of the proposed Compliance Program is approximately $10.8 million USD. On April 21, 2023, the SMA notified AES Andes of a resolution alleging an additional “serious” non-compliance of the Ventanas Complex failing to reduce emissions during episodes of poor air quality. On May 24, 2023, AES Andes submitted disclaimers to the SMA in response to this resolution. On April 17, 2024, AES Andes received notice that the SMA has closed the investigation of the sanctioning process and the next step is for the SMA to draft the final resolution. AES Andes plans to vigorously defend itself through the administrative process, but there are no guarantees that it will be successful. Fines are possible if AES Andes is unsuccessful in its defense of the April 2023 resolution and/or if the SMA determines there is an unsatisfactory execution of the Compliance Program approved in connection with the October 2019 sanctioning process.
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE made allegations that AES Mérida III was in breach of its obligations under a power and capacity purchase agreement (“Contract”) between the two parties, which allegations related to CFE’s own failure to provide fuel within the specifications of the Contract. CFE sought to recover approximately $200 million in payments made to AES Mérida under the Contract as well as approximately $480 million in alleged damages for having to acquire power from alternative sources in the Yucatan Peninsula. AES Mérida filed an answer denying liability to CFE and asserted a counterclaim for damages due to CFE’s breach of its obligations. The evidentiary hearing took place in November 2021. Closing arguments were heard in May 2022. In November 2022, the arbitration Tribunal issued its decision in the case, rejecting CFE’s claims for damages and granting AES Mérida a net amount of damages on AES Mérida’s counterclaims ("Award"). There are ongoing proceedings in the Mexican courts concerning AES Mérida's attempt to enforce the Award and CFE's attempt to challenge the Award. In March 2024, the relevant Court of First Instance rejected CFE’s challenge of the award. CFE may attempt to appeal that decision. AES Mérida believes that it has meritorious claims and defenses and will assert them vigorously in this dispute; however, there can be no assurances that it will be successful in its efforts.
On May 12, 2021, the Mexican Federal Attorney for Environmental Protection (the “Authority”) initiated an environmental audit at the TEP thermal generating facility. On January 20, 2023, TEP was notified of the resolution issued by the Authority, which alleges breaches of air emission regulations, including the failure to submit reports. The resolution imposes a fine of $27,615,140 pesos (approximately USD $1.7 million). On March 3, 2023, the facility filed a nullity judgment to challenge such resolution, which has been admitted by the local judge with an injunction granted against execution of the proposed fine during the course of the underlying proceedings. However, the local tax authority rejected receiving the bond that is required to guarantee the injunction, and as a result, on September 18, 2023, TEP filed a complaint seeking to compel the tax authority to accept the bond and recognize the validity of the injunction. The Specialized Chamber has not issued a response to the complaint, and therefore on January 12, 2024, TEP filed a request for the Specialized Chamber to rule on the admission of the complaint. On February 2, 2024, TEP filed an amparo lawsuit on the basis that no resolution has been issued regarding TEP's May 2023 filing with the Chamber to inform if the Authority had submitted its response to the nullity lawsuit, and if not, to declare that the Authority's right precluded. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In February 2022, a lawsuit was filed in Dominican Republic civil court against the Company. The lawsuit purports to be brought on behalf of over 425 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $600 million in alleged damages. The lawsuit does not identify or provide any supporting information concerning the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In February 2024, at the request of the Company, the Dominican Supreme Court of Justice transferred the case to a different civil court, namely the Civil Court of La Vega. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.
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

65 | The AES Corporation | March 31, 2024 Form 10-Q
this matter at this time. However, settlements and litigated outcomes of CAA claims alleged against other coal-fired power plants have required companies to pay civil penalties and undertake remedial measures.
On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged charges relating to the Alto Maipo facility, all of which are categorized by the SMA as “serious.” The alleged charges include untimely completion of intake works and insufficient capture by the provisional works, irrigation water outlet and canal contemplated by an agreement with local communities; non-compliance with the details of the forest management plans and intervention in unauthorized areas; construction of a road in a restricted paleontological area; and unlawful moving of fauna. On February 16, 2023, the Alto Maipo project submitted a compliance program to which the SMA provided observations. On June 6, 2023, Alto Maipo responded to the SMA's observations by submitting a revised compliance program, which is currently under consideration by the SMA. In late June and early July 2023, third-party opponents submitted observations to the compliance program, claiming that the proposal to address the intake works charges is inadequate. Alto Maipo completed its submission of responses to these third-party observations in August 2023, and subsequently, new, additional observations were submitted by opponents to the project. In December 2023, Alto Maipo submitted responses to the opponents' latest observations. Review by the SMA is still pending. The costs of any such compliance program are uncertain. If a compliance program is not approved by or executed to the satisfaction of the SMA, fines, revocation of the facility’s RCA environmental permit approved by the SMA, or closure are possible outcomes for such alleged serious violations under applicable regulations.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A.—Risk Factors of our 2023 Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of AES Common Stock during the first quarter of fiscal year 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31	—	$—	—	$264,000,000
February 1 — February 29	—	—	—	264,000,000
March 1 — March 31	165,335	16.24	—	264,000,000
Total	165,335	$16.24	—	$264,000,000
_______________________________
(1)         During the first quarter of fiscal year 2024, The AES Corporation purchased 165,335 shares of AES Common Stock in a privately negotiated affiliate transaction from a wholly-owned subsidiary that had acquired such shares as part of a share ownership plan offered to employees. The purchase price reflects the closing price per share of AES Common Stock on the New York Stock Exchange on March 22, 2024, the date of the transaction. This transaction was not effected pursuant to the publicly announced stock repurchase program described in footnote 2.
(2)         On July 7, 2010, The AES Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase up to $500 million of shares of its outstanding common stock, depending on cash availability, market conditions, and other factors. The original authorization was set to expire on December 31, 2010, however, in December 2010, the Board authorized an extension of the stock repurchase program. The current program does not have a predetermined expiration date. Repurchases under this program may be made using a variety of methods, which may include open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. No repurchases were made under this program during the first quarter of 2024. As of March 31, 2024, $264 million remained available for purchase under this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a

66 | The AES Corporation | March 31, 2024 Form 10-Q
“non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2024.
ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

67 | The AES Corporation | March 31, 2024 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	May 2, 2024	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)