Form 10-Q
period 2024-06-30
AES CORP
filed 2024-08-01
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on July 30, 2024 was 710,924,314.

The AES Corporation
Form 10-Q for the Quarterly Period ended June 30, 2024

1 | The AES Corporation | June 30, 2024 Form 10-Q
Glossary of Terms
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

2024 Base Rate Order	The order issued in April 2024 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $71 million annually
Adjusted EBITDA	Adjusted earnings before interest income and expense, taxes, depreciation and amortization, a non-GAAP measure of operating performance
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
DIR
Distribution Investment Rider - established in the ESP 4 to recover certain distribution capital investments placed in service beginning June 30, 2020, for three years, and subject to increasing annual revenue limits and other terms. The annual revenue limit for 2024 is $38.4 million.

DPL	DPL Inc.
EBITDA	Earnings before interest income and expense, taxes, depreciation and amortization, a non-GAAP measure of operating performance
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EU	European Union
FASB	Financial Accounting Standards Board
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens (NASDAQ: FLNC)
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation at Book Value
IPALCO	IPALCO Enterprises, Inc.
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
Parent Company	The AES Corporation
Pet Coke	Petroleum Coke

2 | The AES Corporation | June 30, 2024 Form 10-Q

PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
TEG	Termoeléctrica del Golfo, S. de R.L. de C.V.
TEP	Termoeléctrica Peñoles, S. de R.L. de C.V.
U.S.	United States
USD	United States Dollar
VIE	Variable Interest Entity

3 | The AES Corporation | June 30, 2024 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2024	December 31, 2023

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,773	$1,426
Restricted cash	299	370
Short-term investments	61	395
Accounts receivable, net of allowance of $22 and $15, respectively	1,507	1,420
Inventory	661	712
Prepaid expenses	141	177
Other current assets, net of allowance of $0 and $14, respectively	1,458	1,387
Current held-for-sale assets	3,655	762
Total current assets	9,555	6,649
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	488	522
Electric generation, distribution assets and other	29,467	30,190
Accumulated depreciation	(8,270)	(8,602)
Construction in progress	9,047	7,848
Property, plant and equipment, net	30,732	29,958
Other Assets:
Investments in and advances to affiliates	1,156	941
Debt service reserves and other deposits	76	194
Goodwill	348	348
Other intangible assets, net of accumulated amortization of $420 and $498, respectively	1,879	2,243
Deferred income taxes	435	396
Other noncurrent assets, net of allowance of $11 and $9, respectively	2,845	3,259
Noncurrent held-for-sale assets	712	811
Total other assets	7,451	8,192
TOTAL ASSETS	$47,738	$44,799
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,869	$2,199
Accrued interest	242	315
Accrued non-income taxes	229	278
Supplier financing arrangements	553	974
Accrued and other liabilities	1,043	1,334
Recourse debt	890	200
Non-recourse debt, including $335 and $1,080, respectively, related to variable interest entities	2,176	3,932
Current held-for-sale liabilities	2,821	499
Total current liabilities	9,823	9,731
NONCURRENT LIABILITIES
Recourse debt	5,256	4,264
Non-recourse debt, including $2,087 and $1,715, respectively, related to variable interest entities	20,232	18,482
Deferred income taxes	1,588	1,245
Other noncurrent liabilities	2,452	3,114
Noncurrent held-for-sale liabilities	457	514
Total noncurrent liabilities	29,985	27,619
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	901	1,464
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at December 31, 2023)	—	838
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 859,584,456 issued and 710,823,239 outstanding at June 30, 2024 and 819,051,591 issued and 669,693,234 outstanding at December 31, 2023)	9	8
Additional paid-in capital	7,067	6,355
Accumulated deficit	(769)	(1,386)
Accumulated other comprehensive loss	(1,409)	(1,514)
Treasury stock, at cost (148,761,217 and 149,358,357 shares at June 30, 2024 and December 31, 2023, respectively)	(1,807)	(1,813)
Total AES Corporation stockholders’ equity	3,091	2,488
NONCONTROLLING INTERESTS	3,938	3,497
Total equity	7,029	5,985
TOTAL LIABILITIES AND EQUITY	$47,738	$44,799
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except share and per share amounts)
Revenue:
Non-Regulated	$2,070	$2,193	$4,302	$4,480
Regulated	872	834	1,725	1,786
Total revenue	2,942	3,027	6,027	6,266
Cost of Sales:
Non-Regulated	(1,671)	(1,782)	(3,404)	(3,579)
Regulated	(718)	(747)	(1,451)	(1,595)
Total cost of sales	(2,389)	(2,529)	(4,855)	(5,174)
Operating margin	553	498	1,172	1,092
General and administrative expenses	(66)	(72)	(141)	(127)
Interest expense	(389)	(310)	(746)	(640)
Interest income	88	131	193	254
Loss on extinguishment of debt	(9)	—	(10)	(1)
Other expense	(84)	(12)	(122)	(26)
Other income	21	14	56	24
Gain (loss) on disposal and sale of business interests	1	(4)	44	(4)
Asset impairment expense	(230)	(174)	(276)	(194)
Foreign currency transaction gains (losses)	38	(67)	30	(109)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(77)	4	200	269
Income tax benefit (expense)	35	2	51	(70)
Net equity in earnings (losses) of affiliates	3	(25)	(12)	(29)
NET INCOME (LOSS)	(39)	(19)	239	170
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	224	(20)	378	(58)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$185	$(39)	$617	$112
BASIC EARNINGS PER SHARE:
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.27	$(0.06)	$0.88	$0.17
DILUTED EARNINGS PER SHARE:
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.27	$(0.06)	$0.87	$0.16
DILUTED SHARES OUTSTANDING	713	669	713	712

See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
NET INCOME (LOSS)	$(39)	$(19)	$239	$170
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	(121)	79	(164)	119
Total foreign currency translation adjustments	(121)	79	(164)	119
Derivative activity:
Change in fair value of derivatives, net of income tax expense of $22, $36, $66 and $5, respectively	92	124	292	2
Reclassification to earnings, net of income tax benefit (expense) of $(7), $2, $(7), and $11, respectively	23	(7)	21	(48)
Total change in fair value of derivatives	115	117	313	(46)
Pension activity:
Change in pension adjustments due to net actuarial gain for the period, net of $0 income tax for all periods	1	—	1	1
Total pension adjustments	1	—	1	1
Fair value option liabilities activity:
Change in fair value option liabilities due to instrument-specific credit risk, net of $0 income tax for all periods	—	—	3	—
Total change in fair value option liabilities	—	—	3	—
OTHER COMPREHENSIVE INCOME (LOSS)	(5)	196	153	74
COMPREHENSIVE INCOME (LOSS)	(44)	177	392	244
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	234	(41)	330	(59)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$190	$136	$722	$185
See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2024	1.0	$838	819.1	$8	149.4	$(1,813)	$6,355	$(1,386)	$(1,514)	$3,497
Net income (loss)	—	—	—	—	—	—	—	432	—	(65)
Total foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	—	(38)	(4)
Total change in fair value of derivatives, net of income tax	—	—	—	—	—	—	—	—	135	27
Total change in fair value option liabilities, net of income tax	—	—	—	—	—	—	—	—	3	—
Total other comprehensive income	—	—	—	—	—	—	—	—	100	23
Adjustments to redemption value of redeemable stock of subsidiaries (2)	—	—	—	—	—	—	(6)	—	—	—
Disposition of business interests	—	—	—	—	—	—	—	—	—	(111)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(13)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1
Sales to noncontrolling interests	—	—	—	—	—	—	1	—	—	48
Conversion of Corporate Units to shares of common stock	(1.0)	(838)	40.5	1	—	—	838	—	—	—
Dividends declared on common stock ($0.1725/share)	—	—	—	—	—	—	(116)	—	—	—
Purchase of treasury stock	—	—	—	—	0.1	(3)	3	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.6)	7	(7)	—	—	—
Balance at March 31, 2024	—	$—	859.6	$9	148.9	$(1,809)	$7,068	$(954)	$(1,414)	$3,380
Net income (loss)	—	—	—	—	—	—	—	185	—	(214)
Total foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	—	(87)	(33)
Total change in fair value of derivatives, net of income tax	—	—	—	—	—	—	—	—	92	(15)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income	—	—	—	—	—	—	—	—	5	(47)
Adjustments to redemption value of redeemable stock of subsidiaries (2)	—	—	—	—	—	—	6	—	—	—
Reclassification of redeemable stock of subsidiaries (3)	—	—	—	—	—	—	—	—	—	670
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(94)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	51
Sales to noncontrolling interests	—	—	—	—	—	—	(9)	—	—	192
Dividends declared on common stock	—	—	—	—	—	—	(7)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.1)	2	9	—	—	—
Balance at June 30, 2024	—	$—	859.6	$9	148.8	$(1,807)	$7,067	$(769)	$(1,409)	$3,938

7 | The AES Corporation

	Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2023	1.0	$838	818.8	$8	150.0	$(1,822)	$6,688	$(1,635)	$(1,640)	$2,067
Net income	—	—	—	—	—	—	—	151	—	52
Total foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	—	33	7
Total change in fair value of derivatives, net of income tax	—	—	—	—	—	—	—	—	(135)	1
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(102)	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(37)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(1)	—	—	1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	2
Sales to noncontrolling interests	—	—	—	—	—	—	(7)	—	—	3
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	4
Dividends declared on common stock ($0.1659/share)	—	—	—	—	—	—	(111)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.5)	7	(12)	—	—	—
Balance at March 31, 2023	1.0	$838	818.8	$8	149.5	$(1,815)	$6,557	$(1,484)	$(1,742)	$2,101
Net income (loss)	—	—	—	—	—	—	—	(39)	—	42
Total foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	—	74	4
Total change in fair value of derivatives, net of income tax	—	—	—	—	—	—	—	—	101	—
Total other comprehensive income	—	—	—	—	—	—	—	—	175	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(90)
Sales to noncontrolling interests	—	—	—	—	—	—	(17)	—	—	209
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.1)	1	10	—	—	—
Balance at June 30, 2023	1.0	$838	818.8	$8	149.4	$(1,814)	$6,550	$(1,523)	$(1,567)	$2,266

(1) Excludes redeemable stock of subsidiaries. See Note 11—Redeemable Stock of Subsidiaries.
(2) Adjustment to record the redeemable stock of a tax equity partnership at AES Clean Energy Development at redemption value.
(3) Related to the reclassification of AES Clean Energy Development common stock and the Chevelon Butte Phase II and Kuihelani tax equity partnerships from Redeemable stock of subsidiaries to Noncontrolling interests. See Note 11—Redeemable Stock of Subsidiaries.

See Notes to Condensed Consolidated Financial Statements.

8 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023

	(in millions)
OPERATING ACTIVITIES:
Net income	$239	$170
Adjustments to net income:
Depreciation and amortization	620	550
Emissions allowance expense	71	139
Loss (gain) on realized/unrealized derivatives	(137)	38
Loss (gain) on disposal and sale of business interests	(44)	4
Impairment expense	276	199
Loss on realized/unrealized foreign currency	78	71
Deferred income tax expense (benefit)	181	(119)
Other	(27)	91
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(239)	60
(Increase) decrease in inventory	31	276
(Increase) decrease in prepaid expenses and other current assets	133	71
(Increase) decrease in other assets	47	74
Increase (decrease) in accounts payable and other current liabilities	(160)	(305)
Increase (decrease) in income tax payables, net and other tax payables	(464)	(85)
Increase (decrease) in other liabilities	74	(47)
Net cash provided by operating activities	679	1,187
INVESTING ACTIVITIES:
Capital expenditures	(3,833)	(3,396)
Acquisitions of business interests, net of cash and restricted cash acquired	(73)	(290)
Proceeds from the sale of business interests, net of cash and restricted cash sold	11	98
Sale of short-term investments	534	706
Purchase of short-term investments	(604)	(620)
Contributions and loans to equity affiliates	(50)	(112)
Purchase of emissions allowances	(91)	(115)
Other investing	(118)	(21)
Net cash used in investing activities	(4,224)	(3,750)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	4,003	2,521
Repayments under the revolving credit facilities	(2,582)	(2,131)
Commercial paper borrowings (repayments), net	690	517
Issuance of recourse debt	950	1,400
Issuance of non-recourse debt	3,798	1,457
Repayments of non-recourse debt	(2,726)	(944)
Payments for financing fees	(75)	(67)
Purchases under supplier financing arrangements	708	818
Repayments of obligations under supplier financing arrangements	(1,055)	(862)
Distributions to noncontrolling interests	(128)	(147)
Contributions from noncontrolling interests	97	18
Sales to noncontrolling interests	323	189
Dividends paid on AES common stock	(238)	(222)
Payments for financed capital expenditures	(19)	(7)
Other financing	13	(11)
Net cash provided by financing activities	3,759	2,529
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43)	(37)
Increase in cash, cash equivalents and restricted cash of held-for-sale businesses	(13)	(6)
Total increase (decrease) in cash, cash equivalents and restricted cash	158	(77)
Cash, cash equivalents and restricted cash, beginning	1,990	2,087
Cash, cash equivalents and restricted cash, ending	$2,148	$2,010
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$765	$512
Cash payments for income taxes, net of refunds	209	200
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Corporate Units to shares of common stock (see Note 12)	838	—
Liabilities derecognized due to sale of Warrior Run receivables (see Note 14)	273	—
Noncash recognition of new operating and financing leases	180	82
Noncash contributions from noncontrolling interests	25	30
Initial recognition of contingent consideration for acquisitions	14	218
See Notes to Condensed Consolidated Financial Statements.

9 | Notes to Condensed Consolidated Financial Statements | June 30, 2024 and 2023
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of expected results for the year ending December 31, 2024. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and notes thereto, which are included in the 2023 Form 10-K filed with the SEC on February 29, 2024 (the “2023 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$1,773	$1,426
Restricted cash	299	370
Debt service reserves and other deposits	76	194
Cash, Cash Equivalents, and Restricted Cash	$2,148	$1,990
ASC 450—Liabilities—Supplier Finance Programs — With some purchases, AES enters into supplier financing arrangements. The Company generally uses an intermediary entity between the supplier and the Company, but sometimes enters into these agreements directly with the supplier, with the goal of securing improved payment terms. These arrangements are included in Supplier financing arrangements on the Condensed Consolidated Balance Sheets as the amounts are all due in less than a year; the related interest expense is recorded on the Condensed Consolidated Statements of Operations within Interest expense. The company had 26 supplier financing arrangements with a total outstanding balance of $553 million as of June 30, 2024, and 28 supplier financing arrangements with a total outstanding balance of $974 million as of December 31, 2023. The agreements ranged from less than $1 million to $96 million with a weighted average interest rate of 7.38% as of June 30, 2024; as of December 31, 2023, the agreements ranged from less than $1 million to $69 million with a weighted average interest rate of 7.51%. Of the amounts outstanding under supplier financing arrangements, $344 million and $814 million were guaranteed by the Company as of June 30, 2024 and December 31, 2023, respectively.
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

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations	This update is to provide additional information and disclosures about an entity’s use of supplier finance programs to see how these programs will affect an entity’s working capital, liquidity, and cash flows. Entities that use supplier finance programs as the buyer party should disclose (1) the key terms of the payment terms and assets pledged as security or other forms of guarantees provided and (2) the unpaid amount outstanding, a description of where those obligations are presented on the balance sheet, and a rollforward of those obligations during the annual period.	January 1, 2023, except for the rollforward information, which is effective for fiscal years beginning after December 15, 2023.	The ASU only requires disclosures related to the Company's supplier finance programs and does not affect the recognition, measurement, or presentation of supplier finance program obligations on the balance sheet or cash flow statement. The Company adopted the new disclosure requirements in the first quarter of 2023, except for the annual requirement to disclose rollforward information, which the Company expects to adopt and present prospectively beginning in the 2024 annual financial statements.
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
		The amendments in this Update are effective for fiscal years beginning after December 15, 2024	This ASU only affects disclosures, which will be provided when the amendment becomes effective.

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	June 30, 2024	December 31, 2023
Fuel and other raw materials	$349	$424
Spare parts and supplies	312	288
Total	$661	$712
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

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit (1)	$—	$364	$—	$364	$—	$360	$—	$360
Government debt securities	—	4	—	4	—	—	—	—
Total debt securities	—	368	—	368	—	360	—	360
EQUITY SECURITIES:
Mutual funds	48	—	—	48	46	—	—	46
Common stock	5	—	—	5	—	—	—	—
Total equity securities	53	—	—	53	46	—	—	46
DERIVATIVES:
Interest rate derivatives	—	322	—	322	—	182	2	184
Cross-currency derivatives	—	12	—	12	—	—	—	—
Foreign currency derivatives	—	51	60	111	—	15	59	74
Commodity derivatives	—	291	4	295	—	127	1	128
Total derivatives — assets (2)	—	676	64	740	—	324	62	386
TOTAL ASSETS	$53	$1,044	$64	$1,161	$46	$684	$62	$792
Liabilities
Contingent consideration	$—	$—	$162	$162	$—	$—	$165	$165
DERIVATIVES:
Interest rate derivatives	—	16	2	18	—	102	6	108
Cross-currency derivatives	—	12	—	12	—	63	—	63
Foreign currency derivatives	—	27	—	27	—	19	—	19
Commodity derivatives	—	242	75	317	—	145	111	256
Total derivatives — liabilities (2)	—	297	77	374	—	329	117	446
TOTAL LIABILITIES	$—	$297	$239	$536	$—	$329	$282	$611
_____________________________
(1)Includes $360 million reported in Current held-for-sale assets on the Condensed Consolidated Balance Sheets related to AES Brasil as of June 30, 2024.
(2)Includes $111 million of derivative assets reported in Current held-for-sale assets and $116 million of derivative liabilities reported in Current held-for-sale liabilities on the Condensed Consolidated Balance Sheets related to AES Brasil as of June 30, 2024.
As of June 30, 2024, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three and six months ended June 30, 2024. The level 3 contingent consideration relates mainly to the acquisition of Bellefield in June 2023. Credit-related impairments are recognized in earnings under ASC 326. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross proceeds from sale of available-for-sale securities	$375	$370	$494	$739
The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2024 and 2023 (derivative balances are presented net), in millions. Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

	Derivative Assets and Liabilities
Three Months Ended June 30, 2024	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at April 1, 2024	$(2)	$64	$(79)	$(158)	$(175)
Total realized and unrealized gains (losses):
Included in earnings	—	4	—	(1)	3
Included in other comprehensive income (loss) — derivative activity	—	2	4	—	6
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	1	1
Included in regulatory (assets) liabilities	—	—	5	—	5
Acquisitions	—	—	—	(5)	(5)
Settlements	—	(10)	(1)	1	(10)
Balance at June 30, 2024	$(2)	$60	$(71)	$(162)	$(175)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(3)	$—	$(1)	$(4)

	Derivative Assets and Liabilities
Three Months Ended June 30, 2023	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at April 1, 2023	$(5)	$62	$(69)	$(55)	$(67)
Total realized and unrealized gains (losses):
Included in earnings	—	7	(1)	(1)	5
Included in other comprehensive income (loss) — derivative activity	16	3	(10)	—	9
Included in regulatory (assets) liabilities	—	—	3	—	3
Acquisitions	—	—	—	(218)	(218)
Settlements	(2)	(9)	(2)	—	(13)
Transfers of assets, net out of Level 3	(10)	—	1	—	(9)
Balance at June 30, 2023	$(1)	$63	$(78)	$(274)	$(290)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$(2)	$(1)	$(3)

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023

	Derivative Assets and Liabilities
Six Months Ended June 30, 2024	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2024	$(4)	$59	$(110)	$(165)	$(220)
Total realized and unrealized gains (losses):
Included in earnings	—	14	4	5	23
Included in other comprehensive income (loss) — derivative activity	2	5	32	—	39
Included in regulatory (assets) liabilities	—	—	5	—	5
Acquisitions	—	—	—	(14)	(14)
Settlements	—	(18)	(2)	12	(8)
Balance at June 30, 2024	$(2)	$60	$(71)	$(162)	$(175)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$6	$5	$11

	Derivative Assets and Liabilities
Six Months Ended June 30, 2023	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2023	$—	$64	$(47)	$(48)	$(31)
Total realized and unrealized gains (losses):
Included in earnings	—	6	(1)	(7)	(2)
Included in other comprehensive income (loss) — derivative activity	—	2	(27)	—	(25)
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	(1)	(1)
Included in regulatory (assets) liabilities	—	—	(2)	—	(2)
Acquisitions	—	—	—	(218)	(218)
Settlements	—	(9)	(2)	—	(11)
Transfers of assets (liabilities), net into Level 3	(1)	—	—	—	(1)
Transfers of (assets) liabilities, net out of Level 3	—	—	1	—	1
Balance at June 30, 2023	$(1)	$63	$(78)	$(274)	$(290)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(1)	$(1)	$(8)	$(10)
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of June 30, 2024 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Average)
Interest rate	$(2)	Subsidiary credit spread	0.8% to 3.1% (2.2%)
Foreign currency:
Argentine peso	60	Argentine peso to U.S. dollar currency exchange rate after one year	1,187 to 1,592 (1,376)
Commodity:
CAISO energy swap	(75)	Forward energy prices per MWh after 2030	$12.39 to $121.53 ($62.15)
Other	4
Total	$(13)
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

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
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

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Six Months Ended June 30, 2024			Level 1	Level 2	Level 3
Held-for-sale businesses: (2)
Mong Duong	3/31/2024	$450	$—	$413	$—	$37
AES Brasil (3)	5/15/2024	1,556	—	1,352	—	217
Mong Duong (4)	6/30/2024	390	—	389	—	6

	Measurement Date	Carrying Amount (1)	Fair Value
Six Months Ended June 30, 2023			Level 1	Level 2	Level 3	Pre-tax Loss
Long-lived asset groups held and used:
Norgener (5)	5/1/2023	$196	$—	$—	$24	$137
GAF Projects (AES Renewable Holdings)	5/31/2023	29	—	—	11	18
Held-for-sale businesses: (2)
Jordan (6)	3/31/2023	$179	$—	$170	$—	$14
Jordan (6)	6/30/2023	179	—	170	—	15
_____________________________
(1)Represents the carrying values of the asset groups at the dates of measurement, before fair value adjustment.
(2)See Note 18—Held-for-Sale and Dispositions for further information.
(3)The pre-tax loss recognized was calculated using the $1,352 million fair value of the AES Brasil disposal group less costs to sell of $13 million. For purposes of the impairment analysis, the Company used the carrying value of the disposal group as of April 30, 2024. A subsequent impairment analysis was performed as of June 30, 2024 and no additional impairment was identified.
(4)The pre-tax loss recognized was calculated using the $389 million fair value of the Mong Duong disposal group less costs to sell of $5 million.
(5)The Norgener asset group includes long-lived assets, inventory, land, and other working capital, however per ASC 360-10, the pre-tax impairment expense is limited to the carrying amount of the long-lived assets. See Note 16—Asset Impairment Expense for further information. The Company evaluated the carrying amount of the assets outside the scope of ASC 360-10 and determined that the carrying value of the other assets should not be reduced.
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
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets held and used measured on a nonrecurring basis during the six months ended June 30, 2023 (in millions, except range amounts):

Six Months Ended June 30, 2023	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived asset groups held and used:
Norgener (1)	$24	Discounted cash flow	Annual revenue growth	(90)% to 994% (85%)
			Annual variable margin	(75)% to 276% (16%)
GAF Projects (AES Renewable Holdings)	11	Discounted cash flow	Annual revenue growth	(42)% to 44% (1%)
			Discount rate	9%
Total	$35
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

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023

		June 30, 2024
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$96	$157	$—	$—	$157
Liabilities:	Non-recourse debt	22,004	22,294	—	20,241	2,053
	Recourse debt	6,146	5,896	—	5,896	—

		December 31, 2023
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$193	$239	$—	$—	$239
Liabilities:	Non-recourse debt	22,144	22,174	—	20,676	1,498
	Recourse debt	4,464	4,210	—	4,210	—
_____________________________
(1)These amounts primarily relate to the sale of the Redondo Beach land, the amounts impacted by the Stabilization Funds enacted by the Chilean government, and for December 31, 2023 only, the receivables under the Warrior Run PPA termination agreement. These are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. See Note 5—Financing Receivables for further information.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2023 Form 10-K.
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of June 30, 2024, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate	$8,746	2059
Cross-currency swaps (Brazilian real)	404	2026
Foreign currency:
Brazilian real	384	2026
Chilean peso	169	2027
Mexican peso	99	2025
Euro	80	2026
Colombian peso	34	2026
Argentine peso	1	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	159	2029
Power (in MWhs)	50	2040
Coal (in Metric Tons)	8	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of the Company’s derivative assets and liabilities as of the periods indicated (in millions):

Fair Value	June 30, 2024			December 31, 2023
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$322	$—	$322	$184	$—	$184
Cross-currency derivatives	12	—	12	—	—	—
Foreign currency derivatives	21	90	111	23	51	74
Commodity derivatives	—	295	295	—	128	128
Total assets (1)	$355	$385	$740	$207	$179	$386
Liabilities
Interest rate derivatives	$18	$—	$18	$108	$—	$108
Cross-currency derivatives	12	—	12	63	—	63
Foreign currency derivatives	16	11	27	5	14	19
Commodity derivatives	79	238	317	107	149	256
Total liabilities (1)	$125	$249	$374	$283	$163	$446

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023

	June 30, 2024		December 31, 2023
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$450	$193	$216	$152
Noncurrent	290	181	170	294
Total (1)	$740	$374	$386	$446
_____________________________
(1)Includes $111 million of derivative assets reported in Current held-for-sale assets and $116 million of derivative liabilities reported in Current held-for-sale liabilities on the Condensed Consolidated Balance Sheets related to AES Brasil as of June 30, 2024
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings on the Company’s derivative instruments for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$115	$160	$340	$22
Foreign currency derivatives	(1)	4	(10)	12
Commodity derivatives	—	(4)	28	(27)
Total	$114	$160	$358	$7
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$(31)	$13	$(30)	$49
Foreign currency derivatives	1	(3)	2	(3)
Commodity derivatives	—	(1)	—	13
Total	$(30)	$9	$(28)	$59
Gains (losses) on fair value hedging relationship
Cross-currency derivatives	$50	$(33)	$(6)	$(86)
Hedged items	(48)	3	(5)	53
Total	$2	$(30)	$(11)	$(33)
Gains reclassified from AOCL to earnings due to change in forecast	$11	$13	$11	$14
Gains recognized in earnings
Not designated as hedging instruments:
Interest rate derivatives	$1	$—	$1	$—
Foreign currency derivatives	45	4	58	—
Commodity derivatives and other	2	126	93	191
Total	$48	$130	$152	$191
Reclassifications from AOCL to earnings are forecasted to decrease pre-tax income from continuing operations for the twelve months ended June 30, 2025 by $16 million.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents financing receivables by country as of the dates indicated (in millions):

	June 30, 2024			December 31, 2023
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
U.S.	$46	$—	$46	$149	$—	$149
Chile	40	—	40	33	—	33
Other	10	—	10	11	—	11
Total	$96	$—	$96	$193	$—	$193
U.S. — AES has recorded non-current receivables pertaining to the sale of the Redondo Beach land. The anticipated collection period extends beyond June 30, 2025. As of December 31, 2023, a significant financing receivable existed for the Warrior Run PPA termination agreement where $108 million was recorded in Other non-current assets on the Consolidated Balance Sheets. On February 1, 2024, the Company executed an agreement to sell all remaining future cash flows under the termination agreement. At the time of execution, the transaction was considered a sale of future revenue under U.S. GAAP. Upon completion of the remaining performance obligation in May 2024, the corresponding receivable balance of $267 million, net of valuation allowance of $7 million, was derecognized. See Note 14—Revenue for further details regarding the Warrior Run PPA termination agreement.
Chile — AES Andes has recorded receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government in October 2019 and August 2022, in conjunction with the Tariff Stabilization Laws. Historically, the government updated the prices for

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
these contracts every six months to reflect the contracts' indexation to exchange rates and commodities prices. The Tariff Stabilization Laws do not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewables contracts are incorporated to supply regulated contracts. Consequently, costs incurred in excess of the July 1, 2019 price are accumulated and borne by generators. As of June 30, 2024, AES Andes aims to reduce its exposure through the sale of receivables.
On August 14, 2023, AES Andes executed an agreement to sell up to $227 million of receivables pursuant to the Stabilization Funds, of which $149 million was sold and collected as of June 30, 2024. Through different agreements and programs, as of June 30, 2024, $11 million of current receivables and $8 million of noncurrent receivables were recorded in Accounts receivable and Other noncurrent assets, respectively. Additionally, $32 million of payment deferrals granted to mining customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at June 30, 2024.
6. ALLOWANCE FOR CREDIT LOSSES
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

Six Months Ended June 30, 2024	Accounts Receivable	Mong Duong Loan Receivable (1)	Argentina Receivables	Other (2)	Total
CECL reserve balance at beginning of period	$15	$26	$7	$16	$64
Current period provision	10	—	—	4	14
Write-offs charged against allowance	(4)	—	—	(7)	(11)
Recoveries collected	1	(1)	1	—	1
Foreign exchange		—	(1)	(2)	(3)
CECL reserve balance at end of period	$22	$25	$7	$11	$65

Six Months Ended June 30, 2023	Accounts Receivable	Mong Duong Loan Receivable	Argentina Receivables	Lease Receivable (3)	Other	Total
CECL reserve balance at beginning of period	$3	$29	$30	$20	$2	$84
Current period provision	10	—	—	—	9	19
Write-offs charged against allowance	(7)	—	—	(20)	—	(27)
Recoveries collected	2	(1)	—	—	—	1
Foreign exchange	—	—	(9)	—	(1)	(10)
CECL reserve balance at end of period	$8	$28	$21	$—	$10	$67
_____________________________
(1)Mong Duong loan receivable credit losses allowance was classified in held-for-sale assets on the Condensed Consolidated Balance Sheet as of June 30, 2024.
(2)Primarily relates to credit losses allowance at AES Brasil which was classified in held-for-sale assets on the Condensed Consolidated Balance Sheet as of June 30, 2024.
(3)Lease receivable credit losses allowance at Southland Energy (AES Gilbert).
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates		Majority-Owned Unconsolidated Subsidiaries
Six Months Ended June 30,	2024	2023	2024	2023
Revenue	$1,366	$1,370	$1	$1
Operating income (loss)	5	(34)	—	—
Net loss	(114)	(91)	—	—
Net loss attributable to affiliates	(45)	(72)	—	—

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
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
Uplight — In February 2024, Uplight acquired AutoGrid, a market leader in the Virtual Power Plant (“VPP”) space, from Schneider Electric. As part of the transaction, Schneider contributed an additional $40 million to Uplight, and Uplight issued approximately 91 million additional common units to Schneider as consideration for the acquisition. No incremental investment was required from AES or any other investor. As a result, AES' 29.41% ownership interest in Uplight was diluted to 24.65%. The transaction was accounted for as a partial disposition in which AES recognized a gain of $52 million in Gain (loss) on disposal and sale of business interests. As the Company still does not control but has significant influence over Uplight after the transaction, it continues to be accounted for as an equity method investment and is reported in the New Energy Technologies SBU reportable segment.
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
Alto Maipo — In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore does not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of June 30, 2024, the fair value is insignificant. Alto Maipo is reported in the Energy Infrastructure SBU reportable segment.

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
8. DEBT
Recourse Debt
Subordinated Notes due 2055 — In May 2024, the Company issued $950 million aggregate principal of 7.60% fixed-to-fixed reset rate subordinated notes due in 2055. AES intends to allocate the net proceeds from this offering to one or more eligible green projects, which may include the development or redevelopment of such projects. Pending such allocation, AES intends to use the net proceeds from the offering for general corporate purposes.
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
Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The commercial paper program is backed by the Company's $1.5 billion revolving credit facility, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. For the six months ended June 30, 2024, the Company borrowed approximately $25.4 billion and repaid approximately $24.7 billion under the commercial paper program, with average daily outstanding borrowings of $595 million. As of June 30, 2024, the Company had $50 million outstanding drawings under its revolving credit facility, and $690 million outstanding borrowings under the commercial paper program with a weighted average interest rate of 5.94%. The Notes are classified as current.
Non-Recourse Debt
During the six months ended June 30, 2024, the Company’s following subsidiaries had significant debt issuances (in millions):

Subsidiary	Issuances (1)
AES Andes	$1,060
AES Indiana (2)	1,050
AES Clean Energy	996
_____________________________
(1)     These amounts do not include revolving credit facility activity at the Company’s subsidiaries.
(2)     Issuances relate to both AES Indiana and its parent company, IPALCO.

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
AES Andes — In March 2024, AES Andes issued $500 million aggregate principal of 6.30% senior unsecured notes due in 2029. The net proceeds from the issuance were used to purchase via tender offer $100 million and $43 million aggregate principal of its 6.35% and 5.00% notes due in 2079 and 2025, respectively, and repay other existing indebtedness.
In June 2024, AES Andes issued $530 million in Junior Subordinated Notes at 8.15%, due in 2055. The proceeds were used to repay its 7.125% notes due in 2079. As a result of the transaction, the Company recognized a loss on extinguishment of debt of $8 million.
AES Puerto Rico — On June 1, 2023, AES Puerto Rico was unable to pay principal and interest obligations on its Series A Bond Loans due to insufficient funds resulting from financial difficulties at the business. AES Puerto Rico signed forbearance and standstill agreements with its noteholders in July 2023 because of the insufficiency of funds to meet these obligations. On March 5, 2024, AES Puerto Rico and its noteholders executed a financial restructuring, under which the $156 million (including interest) of 6.625% Series A Bond Loans due 2026 was exchanged for $112 million of 6.625% senior secured bonds due January 2028 and $44 million of preferred shares in AES Puerto Rico. The preferred shares bear interest at 3.125% and contains an option whereby AES may call the preferred shares to be converted into 99.9% of the ordinary shares of AES Puerto Rico between December 30, 2025 and December 30, 2027, or would have the option to settle the preferred shares in cash. The noteholders also provided a $23 million bridge loan due March 2026 bearing interest at prime plus 4%. AES Puerto Rico is required to make mandatory prepayments through cash sweeps based on excess cash (as defined in the loan agreements) available from operations on the bridge loan, senior secured bonds, and preferred shares interest. The financial restructuring was accounted for as a troubled debt restructuring in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors” as AES Puerto Rico was experiencing financial difficulties and the lenders granted a concession. No gain was recognized for the six months ended June 30, 2024 as a result of this transaction. As of June 30, 2024, cash settlement of the preferred shares is contingent, as the amounts would not be required to be settled in cash if the option to settle the preferred shares with common shares is exercised.
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
AES Clean Energy — In December 2023, Bellefield Portfolio Seller, LLC and Bellefield 1 Finco, LLC, subsidiaries of AES Clean Energy Development, executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $2.4 billion due in 2026. As of June 30, 2024, there was $1.3 billion in outstanding borrowings under the facilities, and the net proceeds were used primarily to repay existing indebtedness and to fund development of renewables projects.
In December 2022, AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and energy storage projects that are owned by the Issuers. On December 13, 2022, the Issuers entered into the Note Purchase Agreement for the issuance of up to $647 million of 6.55% Senior Notes due in 2047. The notes were sold on December 14, 2022, at par for $647 million. The Issuers have executed amendments to the Note Purchase Agreement, which have resulted in an aggregate principal amount of notes issued of $1.4 billion as of June 30, 2024, including $491 million of 6.81% notes issued in 2024. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. As a result of the notes issued in 2024, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $302 million, resulting in an aggregate carrying amount of notes of $554 million as of June 30, 2024.
In 2021, AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements with aggregate commitments of $1.2 billion and maturity dates in December 2024 and September 2025. The Borrowers executed amendments to the revolving credit facilities, which

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
resulted in an aggregate increase in the commitments of $2.6 billion, bringing the total commitments under the new agreements to $3.8 billion. Under 2024 amendments, the maturity dates of the Credit Agreements were extended to May 2027 and June 2028. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $1.2 billion in 2024, resulting in total commitments used under the revolving credit facilities, as of June 30, 2024, of $3.5 billion. As of June 30, 2024, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $3.7 billion.
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
As of June 30, 2024 and December 31, 2023, approximately $182 million and $341 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. These amounts were included within Restricted cash and Debt service reserves and other deposits in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, approximately $118 million and $90 million, respectively, of the restricted cash balances were for collateral held to cover potential liability for current and future insurance claims being assumed by AGIC, AES' captive insurance company.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $1.1 billion at June 30, 2024.
The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of June 30, 2024. Due to the defaults, these amounts are included in the current portion of non-recourse debt unless otherwise indicated:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Mexico Generation Holdings (TEG and TEP)	Covenant	$136	$30
AES Ilumina (Puerto Rico)	Covenant	23	30
AES Jordan Solar	Covenant	7	12
Lafayette Solar (AES Clean Energy Development) (1)	Covenant	—	1
Mount Olive Solar (AES Clean Energy Development) (1)	Covenant	—	3
Total		$166
____________________________
(1)     Debt in default at AES Clean Energy Development project entities is less than $1 million individually and in aggregate.
None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents of the applicable subsidiary.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters and has an outstanding principal in excess of $200 million in default. As of June 30, 2024, the Company’s subsidiaries had no defaults which resulted in a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
9. COMMITMENTS AND CONTINGENCIES
Parent Guarantees, Letters of Credit, and Commitments — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
fulfill within the normal course of business. The expiration dates of these guarantees vary from less than less than 1 year to no more than 32 years.
The following table summarizes the Parent Company’s contingent contractual obligations as of June 30, 2024. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$3,271	84	<$1 — 970
Letters of credit under the unsecured credit facilities	224	34	<$1 — 70
Letters of credit under bilateral agreements	220	4	$52 — 58
Letters of credit under the revolving credit facility	23	7	<$1 — 6
Surety bonds	2	2	<$1 — 1
Total	$3,740	131
During the six months ended June 30, 2024, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Subsidiary Guarantees and Letters of Credit — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, certain of the Company's subsidiaries have expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events, or are customary payment guarantees for amounts due under existing contracts in the normal course of business. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of June 30, 2024, the maximum undiscounted potential exposure to guarantees issued by our subsidiaries was $1.5 billion, including $866 million of customary payment guarantees under EPC contracts and other agreements, and $647 million of tax equity financing related guarantees. In addition, as of June 30, 2024, our subsidiaries had $1.9 billion of letters of credit outstanding.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended June 30, 2024 and December 31, 2023, the Company recognized liabilities of $4 million and $9 million for projected environmental remediation costs, respectively. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of June 30, 2024. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be immaterial. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $5 million and $17 million as of June 30, 2024 and December 31, 2023, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2024. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $52 million and $87 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Revenue	2024	2023	2024	2023
Non-variable lease revenue	$135	$112	$237	$225
Variable lease revenue	18	24	31	32
Total lease revenue	$153	$136	$268	$257
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment on the Condensed Consolidated Balance Sheets as of the periods indicated (in millions):

Property, Plant and Equipment, Net	June 30, 2024	December 31, 2023
Gross assets	$1,179	$1,227
Less: Accumulated depreciation	(199)	(182)
Net assets	$980	$1,045
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of June 30, 2024. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of June 30, 2024 for the remainder of 2024 through 2028 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2024	$21	$164
2025	40	328
2026	40	219
2027	40	123
2028	40	—
Thereafter	647	1
Total	$828	$835
Less: Imputed interest	(364)
Present value of total lease receipts	$464
Battery Storage Lease Arrangements — The Company constructs and operates projects consisting only of a stand-alone BESS facility, as well as projects that pair a BESS with solar energy systems. These projects allow more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component typically constituting a sales-type lease. The Company recognized lease revenue on sales-type leases through interest income of $4 million and $8 million for the three and six months ended June 30, 2024 and $3 million and $7 million for the three and six months ended June 30, 2023, respectively.
The Company recorded net losses at commencement of sales-type leases of $72 million and $67 million for the three and six months ended June 30, 2024, respectively. No gains or losses were recorded for the three and six months ended June 30, 2023. Gains and losses at commencement of sales-type leases are recognized in Other income and Other expense, respectively, in the Condensed Consolidated Statement of Operations. See Note 15—Other Income and Expense for further information.

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
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
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the periods indicated (in millions):

	June 30, 2024	December 31, 2023
IPALCO common stock	$820	$773
AES Clean Energy tax equity partnerships	65	129
Potengi common and preferred stock	16	18
AES Clean Energy Development common stock	—	544
Total redeemable stock of subsidiaries	$901	$1,464
AES Clean Energy Development — As part of the formation of AES Clean Energy Development in February 2021, the noncontrolling interest partner received certain partnership rights that would enable them to exit in the future. As a result, the noncontrolling ownership interest was considered temporary equity. In May 2024, these redemption features expired without being exercised and the noncontrolling ownership interest was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Condensed Consolidated Balance Sheets. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
AES Clean Energy Tax Equity Partnerships — The majority of solar projects in the U.S. have been financed with tax equity structures, in which tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. In some cases, these agreements contain certain partnership rights, though not currently in effect, that may enable the tax equity investor to exit in the future. As a result, the noncontrolling ownership interest is considered temporary equity. During the six months ended June 30, 2024, AES Clean Energy, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to Redeemable stock of subsidiaries of $100 million.
During the second quarter of 2024, the Chevelon Butte Phase II and Kuihelani renewables projects reached commercial operations. The redemption features of these partnerships expired upon the projects being placed in service. As a result, the noncontrolling interest was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Condensed Consolidated Balance Sheets. AES Clean Energy is reported in the Renewables SBU reportable segment.
IPALCO — In May 2024, CDPQ made equity capital contributions of $45 million to IPALCO as part of a capital call primarily for funding needs related to AES Indiana’s capital expenditure program. The Company and CDPQ made capital contributions on a proportional share basis, therefore the contributions did not change the Company’s ownership interest in IPALCO. IPALCO is reported in the Utilities SBU reportable segment.
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

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
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
During the second quarters of 2024 and 2023, AES Clean Energy Development, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to NCI of $112 million and $208 million, respectively. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
In May 2024, the Hardy Hills solar project reached commercial operations and AES Indiana received an additional $47 million from the tax equity investor, resulting in an increase to NCI. AES Indiana is reported in the Utilities SBU reportable segment.
AES Puerto Rico Solar — In May 2024, AES CFE Holding II entered into an agreement for the sale of a 30% ownership interest in the Marahu project for $35 million, resulting in an increase to NCI. As the Company maintained control after this transaction, AES Puerto Rico Solar continues to be consolidated by the Company within the Renewables SBU reportable segment
Chile Renovables — Under its renewables partnership agreement with Global Infrastructure Management, LLC (“GIP”), AES Andes will contribute a specified pipeline of renewables development projects to Chile Renovables as the projects reach commercial operations, and GIP may make additional contributions to maintain its 49% ownership interest. In February 2024, AES Andes completed the sale of Mesamávida to Chile Renovables for $40 million, resulting in an increase to NCI of $51 million and a decrease to additional paid-in capital of $11 million. As the Company maintained control after this transaction, Chile Renovables continues to be consolidated by the Company within the Energy Infrastructure SBU reportable segment.

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the six months ended June 30, 2024 (in millions):

	Foreign currency translation adjustments, net	Change in fair value of derivatives, net	Pension adjustments, net	Change in fair value option liabilities, net	Total
Balance at the beginning of the period	$(1,692)	$204	$(26)	$—	$(1,514)
Other comprehensive income (loss) before reclassifications	(125)	210	—	3	88
Amount reclassified to earnings	—	17	—	—	17
Other comprehensive income (loss)	(125)	227	—	3	105
Balance at the end of the period	$(1,817)	$431	$(26)	$3	$(1,409)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivative gains (losses), net
Non-regulated revenue	$—	$(8)	$—	$(8)
Non-regulated cost of sales	—	—	(1)	(1)
Interest expense	(31)	13	(30)	16
Gain (loss) on disposal and sale of business interests	—	—	—	33
Foreign currency transaction gains (losses)	1	(3)	2	(3)
Income from continuing operations before taxes and equity in earnings of affiliates	(30)	2	(29)	37
Income tax benefit (expense)	7	(2)	7	(11)
Net equity in earnings (losses) of affiliates	—	7	1	22
Net income (loss)	(23)	7	(21)	48
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	4	(4)	4	(5)
Net income (loss) attributable to The AES Corporation	$(19)	$3	$(17)	$43
Common Stock Dividends — The Parent Company paid dividends of $0.1725 per outstanding share to its common stockholders during the first and second quarters of 2024 for dividends declared in December 2023 and February 2024.
On July 11, 2024, the Board of Directors declared a quarterly common stock dividend of $0.1725 per share payable on August 15, 2024, to shareholders of record at the close of business on August 1, 2024.

27 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2024	2023	2024	2023
Renewables SBU	$596	$541	$1,215	$1,036
Utilities SBU	896	852	1,769	1,823
Energy Infrastructure SBU	1,469	1,654	3,083	3,378
New Energy Technologies SBU	—	1	—	75
Corporate and Other	40	40	73	67
Eliminations	(59)	(61)	(113)	(113)
Total Revenue	$2,942	$3,027	$6,027	$6,266

28 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted EBITDA (in millions)	2024	2023	2024	2023
Net income (loss)	$(39)	$(19)	$239	$170
Income tax expense (benefit)	(35)	(2)	(51)	70
Interest expense	389	310	746	640
Interest income	(88)	(131)	(193)	(254)
Depreciation and amortization	308	277	620	550
EBITDA	$535	$435	$1,361	$1,176
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(80)	(155)	(242)	(325)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	28	27	61	66
Interest income recognized under service concession arrangements	16	18	33	36
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	(53)	32	(138)	(7)
Unrealized foreign currency losses	12	32	3	64
Disposition/acquisition losses	62	16	19	13
Impairment losses	114	164	140	173
Loss on extinguishment of debt and troubled debt restructuring	18	—	50	1
Adjusted EBITDA	$652	$569	$1,287	$1,197
_____________________________
(1)The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA	2024	2023	2024	2023
Renewables SBU	$142	$166	$244	$290
Utilities SBU	214	148	396	310
Energy Infrastructure SBU	310	282	670	645
New Energy Technologies SBU	(14)	(13)	(31)	(39)
Corporate and Other	12	13	20	12
Eliminations	(12)	(27)	(12)	(21)
Adjusted EBITDA	$652	$569	$1,287	$1,197
The Company uses long-lived assets as its measure of segment assets. Long-lived assets include amounts recorded in Property, plant and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

Long-Lived Assets	June 30, 2024	December 31, 2023
Renewables SBU	$15,236	$15,735
Utilities SBU	8,230	7,166
Energy Infrastructure SBU	7,611	7,414
New Energy Technologies SBU	16	14
Corporate and Other	24	9
Long-Lived Assets	31,117	30,338
Current assets	9,555	6,649
Investments in and advances to affiliates	1,156	941
Debt service reserves and other deposits	76	194
Goodwill	348	348
Other intangible assets	1,879	2,243
Deferred income taxes	435	396
Other noncurrent assets, excluding right-of-use assets for operating leases	2,460	2,879
Noncurrent held-for-sale assets	712	811
Total Assets	$47,738	$44,799
14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

29 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023

	Three Months Ended June 30, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$546	$23	$1,311	$—	$(19)	$1,861
Other non-regulated revenue (1)	50	1	158	—	—	209
Total non-regulated revenue	596	24	1,469	—	(19)	2,070
Regulated Revenue
Revenue from contracts with customers	—	865	—	—	—	865
Other regulated revenue	—	7	—	—	—	7
Total regulated revenue	—	872	—	—	—	872
Total revenue	$596	$896	$1,469	$—	$(19)	$2,942

	Three Months Ended June 30, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$505	$18	$1,490	$—	$(21)	$1,992
Other non-regulated revenue (1)	36	—	164	1	—	201
Total non-regulated revenue	541	18	1,654	1	(21)	2,193
Regulated Revenue
Revenue from contracts with customers	—	825	—	—	—	825
Other regulated revenue	—	9	—	—	—	9
Total regulated revenue	—	834	—	—	—	834
Total revenue	$541	$852	$1,654	$1	$(21)	$3,027

	Six Months Ended June 30, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,116	$42	$2,718	$—	$(40)	$3,836
Other non-regulated revenue (1)	99	2	365	—	—	466
Total non-regulated revenue	1,215	44	3,083	—	(40)	4,302
Regulated Revenue
Revenue from contracts with customers	—	1,712	—	—	—	1,712
Other regulated revenue	—	13	—	—	—	13
Total regulated revenue	—	1,725	—	—	—	1,725
Total revenue	$1,215	$1,769	$3,083	$—	$(40)	$6,027

	Six Months Ended June 30, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$982	$35	$3,062	$74	$(46)	$4,107
Other non-regulated revenue (1)	54	2	316	1	—	373
Total non-regulated revenue	1,036	37	3,378	75	(46)	4,480
Regulated Revenue
Revenue from contracts with customers	—	1,769	—	—	—	1,769
Other regulated revenue	—	17	—	—	—	17
Total regulated revenue	—	1,786	—	—	—	1,786
Total revenue	$1,036	$1,823	$3,378	$75	$(46)	$6,266
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $184 million and $328 million as of June 30, 2024 and December 31, 2023, respectively.
During the six months ended June 30, 2024 and 2023, we recognized revenue of $70 million and $13 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

30 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
In June 2023, the Company closed on an agreement to terminate the PPA for the Warrior Run coal-fired power plant for total consideration of $357 million, to be paid by the offtaker through the end of the previous contract term in January 2030. Under the termination agreement, the plant continued providing capacity through May 2024. The termination represented a contract modification under which the discounted termination payments, as well as a pre-existing contract liability, were recognized as revenue on a straight-line basis over the remaining performance obligation period for approximately $32 million per month. On February 1, 2024, the Company executed a receivable sale agreement to transfer all of its rights, title, and interest in the remaining future cash flows under this agreement. At the time of execution, the transaction was considered a sale of future revenue under U.S. GAAP, and as such, the net proceeds of $273 million were recorded as debt. Upon completion of the remaining performance obligation in May 2024, the corresponding receivable balance of $267 million, net of valuation allowance of $7 million, and the remaining debt balance of $260 million were derecognized.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25-year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25-year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of June 30, 2024 and December 31, 2023, Mong Duong met the held-for-sale criteria and the loan receivable balance of $1 billion and $1.1 billion, net of CECL reserves of $25 million and $26 million, respectively, was classified as held-for-sale assets. Of the loan receivable balance, $114 million and $108 million, respectively, was classified as Current held-for-sale assets, and $904 million and $962 million, respectively, was classified as Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheets.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of June 30, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $8 million, primarily consisting of fixed consideration for the sale of renewable energy credits in long-term contracts in the U.S. We expect to recognize revenue of approximately $1 million per year between 2024 and 2028 and the remainder thereafter.
15. OTHER INCOME AND EXPENSE
Other income generally includes gains on insurance recoveries in excess of property damage, gains on asset sales and liability extinguishments, favorable judgments on contingencies, allowance for funds used during construction, gains on contingent consideration remeasurement, and other income from miscellaneous transactions. Other expense generally includes losses on asset sales and dispositions, losses on legal contingencies, losses on

31 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
remeasurement of contingent consideration, losses at commencement of sales-type leases, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Other Income	Gain on remeasurement of contingent consideration (1)	$1	$—	$12	$—
	AFUDC (US Utilities)	3	3	6	6
	Contract termination	—	—	5	—
	Gain on commencement of sales-type leases	—	—	5	—
	Insurance proceeds	—	—	5	—
	Gain on sale and disposal of assets	1	—	3	2
	Legal settlements	—	—	—	3
	Other income	16	11	20	13
	Total other income	$21	$14	$56	$24

Other Expense	Loss on commencement of sales-type leases (2)	$72	$—	$72	$—
	Costs related to troubled debt restructuring (3)	1	—	20	—
	Loss on sale and disposal of assets	4	7	8	9
	Allowance for other receivables (4)	1	—	7	—
	Loss on remeasurement of contingent consideration (1)	1	1	6	8
	Non-service pension and other postretirement costs	3	3	5	7
	Other	2	1	4	2
	Total other expense	$84	$12	$122	$26
_______________________________
(1)    Primarily related to certain remeasurements of contingent consideration on projects acquired at AES Clean Energy.
(2)    Related to losses recognized at commencement of sales-type leases at AES Renewable Holdings. See Note 10—Leases for further information.
(3)    Related to legal expenses and other direct costs associated with the troubled debt restructuring at Puerto Rico. See Note 8—Debt for further information.
(4)    Related to a valuation allowance on receivables previously classified as held-for-sale at Warrior Run. See Note 14—Revenue for further information.
16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
AES Brasil	$217	$—	$217	$—
Mong Duong	6	—	43	—
Norgener	—	137	—	137
Jordan	—	15	—	29
GAF Projects (AES Renewable Holdings)	—	18	—	18
Other	7	4	16	10
Total	$230	$174	$276	$194
AES Brasil — In May 2024, the Company entered into an agreement to sell its 47.3% controlling interest in AES Brasil, a 5.2 GW portfolio of renewable energy facilities. Upon meeting the held-for-sale criteria in May 2024, the Company performed an impairment analysis and determined that the carrying value of the disposal group of $1,556 million, which includes cumulative translation losses of $533 million, was greater than its fair value less costs to sell of $1,339 million. As a result, the Company recognized pre-tax impairment expense of $217 million. The Company expects to recognize an additional loss upon completion of the sale, primarily related to the reclassification of cumulative translation losses to earnings. See Note 18—Held-for-Sale and Dispositions for further information. AES Brasil is reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"), and as of June 30, 2024, Mong Duong continued to be classified as held-for-sale. The carrying amount of the Mong Duong disposal group in subsequent periods exceeded the expected sales proceeds and as a result, the Company recognized total pre-tax impairment

32 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
expense of $43 million during the six months ended June 30, 2024. See Note 18—Held-for-Sale and Dispositions for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
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
Jordan — In November 2020, the Company signed an agreement to sell approximately 26% ownership interest in Amman East and IPP4 for $58 million. The generation plants were classified as held-for-sale until the sale was completed in March 2024. Due to the delay in closing the transaction, the carrying amount of the disposal group in subsequent periods exceeded the agreed-upon sales price, and total pre-tax impairment expense of $29 million was recorded during the six months ended June 30, 2023. See Note 18—Held-for-Sale and Dispositions for further information. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
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
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and six months ended June 30, 2024 were 45% and (26)%, respectively. The effective tax rates for the three and six months ended June 30, 2023 were (50)% and 26%, respectively. The difference between the Company’s effective tax rates for the 2024 and 2023 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, valuation allowance, the impacts of U.S. investment tax credits (“ITCs”), and noncontrolling interest in our U.S. subsidiaries.
During the first quarter of 2024, the Company recorded discrete tax benefit of approximately $56 million related to U.S. capital losses associated with the restructuring of a foreign holding company.
For the three and six months ended June 30, 2024, the Company recognized discrete tax expense of approximately $13 million and $28 million, respectively, resulting from allocations of losses to tax equity investors on renewables projects. Additionally, for the three and six months ended June 30, 2024, the Company recognized approximately $59 million of discrete tax benefit, net of valuation allowance, for tax over book investment basis differences related to the AES Brasil held-for-sale classification. See Note 18—Held-for-Sale and Dispositions for further information on AES Brasil.
18. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
AES Brasil — On May 15, 2024. the Company entered into an agreement to sell its 47.3% controlling interest in AES Brasil Energia S.A. (“AES Brasil”), a 5.2 GW portfolio of renewable energy that is 51% hydroelectric, 43% wind, and 6% solar. The transaction is expected to close in the second half of 2024. As a result, AES Brasil was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the disposal group after impairments of the plants held-for-sale as of June 30, 2024 was $1.3 billion. AES Brasil is reported in the Renewables SBU reportable segment.

33 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). The sale is subject to regulatory approval and is expected to close in mid-2025. As a result, Mong Duong was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the disposal group after impairment of the plant held-for-sale as of June 30, 2024 was $384 million. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
Excluding any impairment charges, pre-tax income (loss) attributable to AES of businesses held-for-sale as of June 30, 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Mong Duong	$7	$13	$17	$24
AES Brasil	3	9	(7)	22
Total	$10	$22	$10	$46
Management has recorded pre-tax asset impairment expense of $43 million at Mong Duong, and $217 million at AES Brasil. As of June 30, 2024, the significant assets and liabilities of Mong Duong are a long-term financing receivable of $1 billion and debt of $583 million, respectively. As of June 30, 2024, AES Brasil’s major assets and liabilities include $2.2 billion in both property, plant and equipment and debt. See Note 16—Asset Impairment Expense and Note 14—Revenue for further information.
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
19. ACQUISITIONS
Birdseye — On April 5, 2024, the Company closed on the acquisition of 100% of Sol Madison Solar, LLC, a 63 MW construction-stage solar project in Virginia, and a pipeline of early-stage renewable energy development projects. The transaction was accounted for as a business combination at a purchase price of $20 million; therefore, the assets acquired and liabilities assumed at the acquisition date, primarily consisting of CWIP and a PPA liability, were recorded at their fair values. No goodwill was recognized as a result of the acquisition. The Company has recorded preliminary amounts for the purchase price allocation; however, the Company may continue to make adjustments. Birdseye is reported in the Renewables SBU reportable segment.
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

34 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and six months ended June 30, 2024 and 2023, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended June 30,	2024			2023
(in millions, except per share data)	Income	Shares	$ per Share	Loss	Shares	$ per Share

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$185	711	$0.26	$(39)	669	$(0.06)
Add: Decrease in redemption value of redeemable stock of subsidiaries	6		0.01	—		—
Income (loss) available to The AES Corporation common stockholders	$191	711	$0.27	$(39)	669	$(0.06)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—
Restricted stock units	—	2	—	—	—	—
Equity units	—	—	—	—	—	—
DILUTED EARNINGS (LOSS) PER SHARE	$191	713	$0.27	$(39)	669	$(0.06)

Six Months Ended	2024			2023
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$617	700	$0.88	$112	669	$0.17
Less: Increase in redemption value of redeemable stock of subsidiaries	—	—	—	—	—	—
Income available to The AES Corporation common stockholders	$617	700	$0.88	$112	669	$0.17
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	1	—
Restricted stock units	—	2	—	—	2	—
Equity units	—	11	(0.01)	—	40	(0.01)
DILUTED EARNINGS PER SHARE	$617	713	$0.87	$112	712	$0.16

For the three months ended June 30, 2024, income from continuing operations available to AES common stockholders included a $6 million adjustment related to the decrease of the carrying value of redeemable stock of subsidiaries at AES Clean Energy Development, as a result of a non-fair value redemption feature. This adjustment is a recovery of the amount previously reflected in the computation of earnings per share in the first quarter of 2024. The Company has elected to administer the entire non-fair value redemption adjustment consistent with the treatment of dividends in the earnings per share calculation. While the adjustment increased net income available to AES common stockholders and earnings per share, it did not impact Net income in the Condensed Consolidated Statement of Operations.
For the three and six months ended June 30, 2024, the calculation of diluted earnings per share excluded 2 million outstanding stock awards, respectively, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
For the three months ended June 30, 2023, the calculation of diluted earnings per share excluded 3 million outstanding stock awards and 40 million shares underlying our March 2021 Equity Units because their impact would be anti-dilutive given the loss from continuing operations. These shares could potentially diluted basic earnings per share in the future. Had the Company generated income, 2 million and 40 million potential shares of common stock related to the stock awards and the Equity Units, respectively, would have been included in diluted weighted-average shares outstanding.
The calculation of diluted earnings per share excluded 1 million outstanding stock awards for the six months ended June 30, 2023, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.

35 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2024 and 2023
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

36 | The AES Corporation | June 30, 2024 Form 10-Q
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
Executive Summary
Compared with last year, second quarter net loss increased $20 million, from $19 million to $39 million. This increase is the result of losses at commencement of sales-type leases at the Renewables SBU, partially offset by favorable contributions at the Utilities and Energy Infrastructure SBUs and higher contributions from renewables projects placed in service in the current year.
Adjusted EBITDA, a non-GAAP measure, increased $83 million, from $569 million to $652 million, mainly driven by higher contributions at the Utilities SBU, higher revenues under a PPA termination agreement at the Energy Infrastructure SBU, and higher revenues from new projects at the Renewables SBU; partially offset by higher outages at the Energy Infrastructure SBU, and outages in Colombia at the Renewables SBU.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, increased $236 million, from $607 million to $843 million primarily due to higher realized tax attributes driven by more renewables projects placed in service, and the drivers above.
Compared with last year, second quarter diluted earnings per share from continuing operations increased

37 | The AES Corporation | June 30, 2024 Form 10-Q
$0.33, from a loss of $0.06 to earnings of $0.27. This increase is mainly driven by higher contributions from renewables projects placed in service in the current year, prior year unrealized foreign currency losses at the Energy Infrastructure SBU, and higher margins at the Utilities and Energy Infrastructure SBUs; partially offset by losses at commencement of sales-type leases at the Renewables SBU.
Adjusted EPS, a non-GAAP measure, increased $0.17 from $0.21 to $0.38, mainly driven by a lower adjusted tax rate, higher contributions from the Utilities SBU, and higher contributions from renewables projects placed in service in the current year.
Compared with last year, net income for the six months ended June 30, 2024 increased $69 million, from $170 million to $239 million. This increase is the result of favorable contributions at the Utilities, Energy Infrastructure, and New Energy Technologies SBUs and higher contributions from renewables projects placed in service in the current year; partially offset by losses at commencement of sales-type leases at the Renewables SBU.
Adjusted EBITDA, a non-GAAP measure, increased $90 million, from $1,197 million to $1,287 million, mainly driven by higher contributions at the Utilities SBU, higher revenues under a PPA termination agreement at the Energy Infrastructure SBU, higher revenues from new projects at the Renewables SBU, and lower losses from affiliates at the New Energy Technologies SBU; partially offset by higher outages at the Energy Infrastructure SBU, and higher fixed costs and outages in Colombia at the Renewables SBU.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, increased $458 million, from $1,248 million to $1,706 million, primarily due to higher realized tax attributes driven by more renewables projects placed in service, and the drivers above.
Compared with last year, diluted earnings per share from continuing operations for the six months ended June 30, 2024 increased $0.71, from $0.16 to $0.87. This increase is mainly driven by higher contributions from renewables projects placed in service in the current year, prior year unrealized foreign currency losses at the Energy Infrastructure SBU, higher margins at the Energy Infrastructure and Utilities SBUs, and lower income tax expense; partially offset by losses at commencement of sales-type leases at the Renewables SBU.
Adjusted EPS, a non-GAAP measure, increased $0.46 from $0.43 to $0.89, mainly driven by a lower adjusted tax rate, higher contributions from renewables projects placed in service in the current year, and higher contributions from the Utilities SBU.

38 | The AES Corporation | June 30, 2024 Form 10-Q

Accelerating the future of energy, together.

Business Overview

150 Generation Facilities

6 Utility Companies

35,631 Gross MW

31,725 GWH [2]

Three Months Ended June 30,		2024		2023
Diluted earnings per share	$	0.27	$	(0.06)
Adjusted EPS [1]		0.38		0.21

Six Months Ended June 30,		2024		2023
Diluted earnings per share	$	0.87	$	0.16
Adjusted EPS [1]		0.89		0.43

Operating Margin
(in millions)

$1,172
$1,092
$553
$498
Q2 2024
Q2 2023

Net Income
(in millions)

YTD
QTD
$239
$170
$(39)
$(19)
Q2 2024
Q2 2023

Adjusted EBITDA [1]
(in millions)

$1,287
$1,197
$652
$569
Q2 2024
Q2 2023

Operating Cash Flow
(in millions)

$679
$1,187
$392
$562
Q2 2024
Q2 2023

Key events in 2024

- Signed 3.2 GW of agreements directly with data center customers
- Signed a total of 2.2 GW of renewables and energy storage under long-term PPAs, including 1 GW of solar-plus-storage under a 15-year contract with Amazon and 727 MW of solar and wind under a 15-year contract with Google
- Completed the construction or acquisition of 1.6 GW of renewables
- AES Indiana received approval for its rate case settlement, allowing investment in reliability, resiliency and enhanced customer offerings
- Retired 276 MW Norgener coal plant in Chile and 205 MW Warrior Run coal plant in Maryland, for a total of 13.5 GW of coal exits announced or closed since 2017

Strategic outlook

- Backlog of 12.6 MW of projects under signed long-term PPAs
- On track to add 3.6 GW of new projects to operating portfolio in 2024
- On track to sign 14-17 GW of new renewables under long-term PPAs in 2023-2025

Under construction

5,064 MW

Energy Storage 33%
Gas 13%
Wind 12%
Solar 42%

Contracted renewable backlog not yet under construction

7,540 MW

Energy Storage 25%
Hydro 1%
Solar 48%
Wind 26%

(1) Non-GAAP measure. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2023.

39 | The AES Corporation | June 30, 2024 Form 10-Q
Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in renewables, utilities, and technology businesses.
•The Company has now signed 8.1 GW of agreements directly with technology customers, including through transmission and distribution, renewables PPAs, and retail supply. Since the Company's first quarter 2024 earnings call in May 2024, the Company signed 2.2 GW of agreements, including:
◦1.2 GW of new data center load at U.S. utilities, which should benefit rate base growth, but is not included in the Company’s PPA backlog;
◦15-year PPAs for 727 MW of wind and solar to serve data center growth in Texas; and
◦A 310 MW retail supply agreement to support data centers throughout Ohio, which is not included in the Company’s PPA backlog.
•The Company’s PPA backlog, which consists of projects with signed contracts, but which are not yet operational, is 12.6 GW, including 5.1 GW under construction. Since the Company’s first quarter 2024 earnings call in May 2024, the Company:
◦Signed 1 GW of long-term contracts for new renewables, including the acquisition of a 170 MW solar-plus-storage development project that will be added to AES Indiana’s rate base.
◦Completed the construction or acquisition of 976 MW of wind, solar, and energy storage and expects to add a total of 3.6 GW to its operating portfolio by year-end 2024.
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	$ change	% change	2024	2023	$ change	% change
Revenue:
Renewables SBU	$596	$541	$55	10%	$1,215	$1,036	$179	17%
Utilities SBU	896	852	44	5%	1,769	1,823	(54)	-3%
Energy Infrastructure SBU	1,469	1,654	(185)	-11%	3,083	3,378	(295)	-9%
New Energy Technologies SBU	—	1	(1)	-100%	—	75	(75)	-100%
Corporate and Other	40	40	—	—%	73	67	6	9%
Eliminations	(59)	(61)	2	3%	(113)	(113)	—	—%
Total Revenue	2,942	3,027	(85)	-3%	6,027	6,266	(239)	-4%
Operating Margin:
Renewables SBU	91	118	(27)	-23%	144	206	(62)	-30%
Utilities SBU	156	86	70	81%	276	191	85	45%
Energy Infrastructure SBU	267	241	26	11%	671	616	55	9%
New Energy Technologies SBU	(2)	(2)	—	—%	(4)	(6)	2	-33%
Corporate and Other	70	74	(4)	-5%	135	131	4	3%
Eliminations	(29)	(19)	(10)	-53%	(50)	(46)	(4)	-9%
Total Operating Margin	553	498	55	11%	1,172	1,092	80	7%
General and administrative expenses	(66)	(72)	6	-8%	(141)	(127)	(14)	11%
Interest expense	(389)	(310)	(79)	25%	(746)	(640)	(106)	17%
Interest income	88	131	(43)	-33%	193	254	(61)	-24%
Loss on extinguishment of debt	(9)	—	(9)	NM	(10)	(1)	(9)	NM
Other expense	(84)	(12)	(72)	NM	(122)	(26)	(96)	NM
Other income	21	14	7	50%	56	24	32	NM
Gain (loss) on disposal and sale of business interests	1	(4)	5	NM	44	(4)	48	NM
Asset impairment expense	(230)	(174)	(56)	32%	(276)	(194)	(82)	42%
Foreign currency transaction gains (losses)	38	(67)	105	NM	30	(109)	139	NM
Income tax benefit (expense)	35	2	33	NM	51	(70)	121	NM
Net equity in earnings (losses) of affiliates	3	(25)	28	NM	(12)	(29)	17	-59%
NET INCOME (LOSS)	(39)	(19)	(20)	NM	239	170	69	41%
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	224	(20)	244	NM	378	(58)	436	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$185	$(39)	$224	NM	$617	$112	$505	NM
Net cash provided by operating activities	$392	$562	$(170)	-30%	$679	$1,187	$(508)	-43%

40 | The AES Corporation | June 30, 2024 Form 10-Q
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
Consolidated Revenue and Operating Margin
Three Months Ended June 30, 2024
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $85 million, or 3%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, driven by:
•$185 million at Energy Infrastructure driven by lower regulated contract sales and prices, lower CO2 purchases passed through due to lower production, the impact of the depreciation of the Argentine peso, and unrealized derivative losses; partially offset by higher revenues due to a PPA termination agreement.
This unfavorable impact was partially offset by increases of:
•$55 million at Renewables mainly driven by new projects in service, the impact of the appreciation of the Colombian peso, and the impact of better hydrology; partially offset by the impact of outages; and
•$44 million at Utilities mainly driven by an increase in transmission and distribution revenues due to higher rates and higher demand due to favorable weather; partially offset by lower Fuel Adjustment Charge rider revenue.

Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $55 million, or 11%, for the three months ended

41 | The AES Corporation | June 30, 2024 Form 10-Q
June 30, 2024, compared to the three months ended June 30, 2023, driven by:
•$70 million at Utilities mainly driven by higher demand due to favorable weather, increases in transmission and rider revenues due to higher TDSIC, ECCRA and DIR, and higher rates as a result of the 2024 Base Rate Order; and
•$26 million at Energy Infrastructure mainly driven by higher revenues due to a PPA termination agreement; partially offset by unrealized derivative losses as part of our commercial hedging strategy, higher outages, and impact of the selldown of Amman East and IPP4 in Jordan.
These favorable impacts were partially offset by decreases of:
•$27 million at Renewables mainly driven by outages due to a flooding incident in Colombia; partially offset by higher generation due to better hydrology in Panama and unrealized derivative gains; and
•$14 million at Corporate and Other primarily driven by higher people, IT, and other costs.
Six Months Ended June 30, 2024
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $239 million, or 4%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, driven by:
•$295 million at Energy Infrastructure primarily driven by lower regulated contract sales and prices, lower CO2 purchases passed through due to lower production, the impact of the depreciation of the Argentine peso, unrealized derivative losses, and lower generation due to higher outages; partially offset by higher revenues due to a PPA termination agreement;
•$75 million at New Energy Technologies mainly driven by the sale of the Fallbrook project in March 2023; and
•$54 million at Utilities mainly driven by lower Fuel Adjustment Charge rider revenue; partially offset by an increase in transmission and distribution revenues due to higher rates, and higher demand due to favorable weather.
These unfavorable impacts were partially offset by an increase of $179 million at Renewables mainly driven by new projects in service, higher spot prices, and the appreciation of the Colombian peso; partially offset by higher outages.

42 | The AES Corporation | June 30, 2024 Form 10-Q
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $80 million, or 7%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, driven by:
•$85 million at Utilities mainly driven by higher demand due to favorable weather, increases in transmission and rider revenues due to higher TDSIC, ECCRA and DIR, and higher retail rates as a result of the 2024 Base Rate Order; and
•$55 million at Energy Infrastructure mainly driven by higher revenues due to a PPA termination agreement; partially offset by higher outages, lower LNG transactions, unrealized derivative losses, and impact of the selldown of Amman East and IPP4 in Jordan.
These favorable impacts were partially offset by a decrease of $62 million at Renewables driven by higher fixed costs, worse hydrology and lower wind and solar availability, and outages due to a flooding incident in Colombia; partially offset by unrealized derivative gains.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $6 million, or 8%, to $66 million for the three months ended June 30, 2024, compared to $72 million for the three months ended June 30, 2023, primarily due to lower people costs and professional fees, partially offset by increased business development activity.
General and administrative expenses increased $14 million, or 11%, to $141 million for the six months ended June 30, 2024, compared to $127 million for the six months ended June 30, 2023, primarily due to increased business development activity, partially offset by lower people costs and professional fees.
Interest expense
Interest expense increased $79 million, or 25%, to $389 million for the three months ended June 30, 2024, compared to $310 million for the three months ended June 30, 2023. This increase is primarily due to new debt issued at the Renewables and Utilities SBUs, and a higher weighted average interest rate and debt balance at the Parent Company; partially offset by an increase in capitalized interest.
Interest expense increased $106 million, or 17%, to $746 million for the six months ended June 30, 2024, compared to $640 million for the six months ended June 30, 2023. This increase is primarily due to the drivers above.
Interest capitalized during development and construction increased $34 million to $170 million for the three months ended June 30, 2024, compared to $136 million for the three months ended June 30, 2023, primarily due to more projects in development at the Renewables SBU and higher interest rates.
Interest capitalized during development and construction increased $80 million to $327 million for the six months ended June 30, 2024, compared to $247 million for the six months ended June 30, 2023, primarily due to the drivers above.

43 | The AES Corporation | June 30, 2024 Form 10-Q
Interest income
Interest income decreased $43 million, or 33%, to $88 million for the three months ended June 30, 2024, compared to $131 million for the three months ended June 30, 2023, primarily due to lower short-term investments at the Energy Infrastructure and Renewables SBUs.
Interest income decreased $61 million, or 24%, to $193 million for the six months ended June 30, 2024, compared to $254 million for the six months ended June 30, 2023, primarily due to the drivers above.
Loss on extinguishment of debt
Loss on extinguishment of debt was $9 million and $10 million for the three and six months ended June 30, 2024, respectively, primarily due to a prepayment at AES Andes. See Note 8—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income increased $7 million to $21 million for the three months ended June 30, 2024, compared to $14 million for the three months ended June 30, 2023, with no material drivers.
Other income increased $32 million to $56 million for the six months ended June 30, 2024, compared to $24 million for the six months ended June 30, 2023, mainly due to gains on remeasurement of contingent consideration at AES Clean Energy, a gain on commencement of a sales-type lease on land, and insurance proceeds primarily associated with property damage at AES Andes.
Other expense increased $72 million to $84 million for the three months ended June 30, 2024, compared to $12 million for the three months ended June 30, 2023, primarily driven by losses on commencement of sales-type leases at AES Renewable Holdings.
Other expense increased $96 million to $122 million for the six months ended June 30, 2024, compared to $26 million for the six months ended June 30, 2023, primarily driven by losses on commencement of sales-type leases at AES Renewable Holdings, legal expenses and other direct costs related to the troubled debt restructuring at Puerto Rico, and a valuation allowance on receivables previously classified as held-for-sale at Warrior Run.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain (loss) on disposal and sale of business interests
Gain on disposal and sale of business interests was $1 million for the three months ended June 30, 2024, compared to a loss of $4 million for the three months ended June 30, 2023, with no material drivers.
Gain on disposal and sale of business interests was $44 million for the six months ended June 30, 2024, compared to a loss of $4 million for six months ended June 30, 2023, driven by the gain on dilution of AES’ ownership interest in Uplight as a result of the AutoGrid acquisition, partially offset by the loss on the selldown of Amman East and IPP4 in Jordan, which is now accounted for as an equity method investment. See Note 7—Investments in and Advances to Affiliates and Note 18—Held-for-Sale and Dispositions for further information.
Asset impairment expense
Asset impairment expense increased $56 million to $230 million for the three months ended June 30, 2024, compared to $174 million for the three months ended June 30, 2023. This increase was primarily the result of a $217 million impairment at AES Brasil upon meeting held-for-sale criteria. This was partially offset by prior year impairments of $137 million associated with the commitment to accelerate the retirement of the Norgener coal-fired plant in Chile, $18 million at five project companies at AES Renewable Holdings associated with the buyout of tax equity partners, and $15 million at Amman East and IPP4 in Jordan due to the delay in closing the sale transaction.
Asset impairment expense increased $82 million to $276 million for the six months ended June 30, 2024, compared to $194 million for the six months ended June 30, 2023. This increase was primarily the result of a $217 million impairment at AES Brasil upon meeting held-for-sale criteria and a $43 million impairment at Mong Duong due to the carrying value exceeding the expected sales proceeds. This was partially offset by prior year impairments of $137 million at Norgener, $29 million at Amman East and IPP4 in Jordan, and $18 million at AES Renewable Holdings, due to the drivers discussed above.
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.

44 | The AES Corporation | June 30, 2024 Form 10-Q
Foreign currency transaction gains (losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Corporate	$32	$(6)	$34	$(8)
Brazil	6	1	—	13
Chile	2	(28)	(4)	(45)
Argentina	1	(39)	—	(72)
Other	(3)	5	—	3
Total (1)	$38	$(67)	$30	$(109)
___________________________________________
(1)Includes gains of $90 million and losses of $31 million on foreign currency derivative contracts for the three months ended June 30, 2024 and 2023, respectively, and gains of $109 million and losses of $39 million on foreign currency derivative contracts for the six months ended June 30, 2024 and 2023, respectively.
The Company recognized net foreign currency transaction gains of $38 million for the three months ended June 30, 2024, primarily driven by unrealized gains on swaps and options denominated in the Brazilian real.
The Company recognized net foreign currency transaction gains of $30 million for the six months ended June 30, 2024, primarily driven by unrealized gains on swaps and options denominated in the Brazilian real; partially offset by realized losses on receivables denominated in the Chilean peso.
The Company recognized net foreign currency transaction losses of $67 million for the three months ended June 30, 2023, primarily driven by the depreciation of the Argentine peso and unrealized losses related to an intercompany loan denominated in the Colombian peso.
The Company recognized net foreign currency transaction losses of $109 million for the six months ended June 30, 2023, primarily driven by the depreciation of the Argentine peso and unrealized losses related to an intercompany loan denominated in the Colombian peso; partially offset by unrealized gains on debt in Brazil.
Income tax benefit (expense)
Income tax benefit was $35 million for the three months ended June 30, 2024, compared to $2 million for the three months ended June 30, 2023. The Company’s effective tax rates were 45% and (50)% for the three months ended June 30, 2024 and 2023, respectively. This net change in the effective tax rate was largely due to the current year benefits associated with U.S. investment tax credits (“ITCs”). Further, the effective tax rates were impacted by the AES Brasil held-for-sale reclassification in 2024 and the asset impairment of the Norgener coal-fired plant in Chile in 2023.
Income tax benefit was $51 million for the six months ended June 30, 2024, compared to $70 million of income tax expense for the six months ended June 30, 2023. The Company’s effective tax rates were (26)% and 26% for the six months ended June 30, 2024 and 2023, respectively. This net change in the effective tax rate was largely due to the current year benefits associated with U.S. investment tax credits (“ITCs”), the AES Brasil held-for-sale reclassification, as well as the restructuring of a foreign holding company in the first quarter of 2024.
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for details of the Norgener asset impairment and Note 18—Held-for-Sale and Dispositions for further information on AES Brasil.
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
Net equity in earnings (losses) of affiliates
Net equity in earnings of affiliates increased $28 million to $3 million for the three months ended June 30, 2024, compared to losses of $25 million for the three months ended June 30, 2023. This increase was primarily driven by a decrease in losses from Fluence, mainly attributable to improved margins on a new product line, and higher earnings from sPower, primarily due to contributions from new projects that came online, partially offset by a decrease in earnings from Mesa La Paz, primarily due to the prior year termination of derivative positions due to a contract amendment.
Net equity in losses of affiliates decreased $17 million to $12 million for the six months ended June 30, 2024, compared to $29 million for the six months ended June 30, 2023, primarily due to the drivers above.

45 | The AES Corporation | June 30, 2024 Form 10-Q
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income (loss) attributable to noncontrolling interests and redeemable stock of subsidiaries
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $244 million to a $224 million loss for the three months ended June 30, 2024, compared to income of $20 million for the three months ended June 30, 2023. This decrease was primarily due to:
•Higher allocation of losses to tax equity investors on renewables projects placed in service and;
•Held-for-sale impairment at Brazil.
These decreases were partially offset by:
•Selldowns of business interests resulting in larger shares of income attributable to minority shareholders at the Energy Infrastructure SBU.
Net income attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $436 million to a $378 million loss for the six months ended June 30, 2024, compared to income of $58 million for the six months ended June 30, 2023. This decrease was primarily due to:
•Higher allocation of losses to tax equity investors on renewables projects placed in service; and
•Held-for-sale impairments at Brazil and Mong Duong.
These decreases were partially offset by:
•Selldowns of business interests resulting in larger shares of income attributable to minority shareholders at the Energy Infrastructure SBU.
Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation increased $224 million to $185 million for the three months ended June 30, 2024, compared to a net loss of $39 million for the three months ended June 30, 2023. This increase was primarily due to:
•Higher contributions from renewables projects placed in service in the current year;
•Higher earnings from the Energy Infrastructure SBU due to the PPA termination agreement at Warrior Run;
•Unrealized foreign currency losses at the Energy Infrastructure SBU in the prior year;
•Higher earnings from the Utilities SBU; and
•Lower long-lived asset impairments in the current year.
These increases were partially offset by:
•Higher outages at the Energy Infrastructure SBU;
•Losses on commencement of sales-type leases at AES Renewable Holdings; and
•Lower interest income in the current year.
Net income attributable to The AES Corporation increased $505 million to $617 million for the six months ended June 30, 2024, compared to $112 million for the six months ended June 30, 2023. This increase was primarily due to:
•Higher contributions from renewables projects placed in service in the current year;
•Higher earnings from the Energy Infrastructure SBU due to the PPA termination agreement at Warrior Run;
•Unrealized foreign currency losses at the Energy Infrastructure SBU in the prior year;
•Higher earnings from the Utilities SBU;
•Lower income tax expense; and
•Gain on dilution of our interest in Uplight.
These increases were partially offset by:
•Lower LNG transactions and higher outages at the Energy Infrastructure SBU;

46 | The AES Corporation | June 30, 2024 Form 10-Q
•Losses on commencement of sales-type leases at AES Renewable Holdings; and
•Lower interest income in the current year.
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
In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted EBITDA includes the other components of our Consolidated Statement of Operations, such as general and administrative expenses in Corporate and Other as well as business development costs, other expense and other income, realized foreign currency transaction gains and losses, and net equity in earnings (losses) of affiliates.
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

47 | The AES Corporation | June 30, 2024 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA with Tax Attributes (in millions)	2024	2023	2024	2023
Net income (loss)	$(39)	$(19)	$239	$170
Income tax expense (benefit)	(35)	(2)	(51)	70
Interest expense	389	310	746	640
Interest income	(88)	(131)	(193)	(254)
Depreciation and amortization	308	277	620	550
EBITDA	$535	$435	$1,361	$1,176
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(80)	(155)	(242)	(325)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	28	27	61	66
Interest income recognized under service concession arrangements	16	18	33	36
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	(53)	32	(138)	(7)
Unrealized foreign currency losses	12	32	3	64
Disposition/acquisition losses	62	16	19	13
Impairment losses	114	164	140	173
Loss on extinguishment of debt and troubled debt restructuring	18	—	50	1
Adjusted EBITDA (1)	$652	$569	$1,287	$1,197
Tax attributes	191	38	419	51
Adjusted EBITDA with Tax Attributes (2)	$843	$607	$1,706	$1,248
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

48 | The AES Corporation | June 30, 2024 Form 10-Q
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
Adjusted PTC reflects the impact of NCI and excludes the items specified in the definition above. In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted PTC includes the other components of our Consolidated Statement of Operations, such as general and administrative expenses in Corporate and Other as well as business development costs, interest expense and interest income, other expense and other income, realized foreign currency transaction gains and losses, and net equity in earnings (losses) of affiliates.
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

49 | The AES Corporation | June 30, 2024 Form 10-Q
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

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted PTC (in millions)	2024	2023	2024	2023
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$185	$(39)	$617	$112
Income tax expense (benefit) from continuing operations attributable to The AES Corporation	(67)	(16)	(86)	35
Pre-tax contribution	118	(55)	531	147
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	(53)	33	(138)	(6)
Unrealized foreign currency losses	12	33	3	64
Disposition/acquisition losses	62	16	19	13
Impairment losses	114	164	140	173
Loss on extinguishment of debt and troubled debt restructuring	20	—	54	4
Adjusted PTC	$273	$191	$609	$395

50 | The AES Corporation | June 30, 2024 Form 10-Q
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
The Company reported diluted earnings per share of $0.27 for the three months ended June 30, 2024. For purposes of measuring earnings per share under U.S. GAAP, income available to AES common stockholders is reduced by increases in the carrying amount of redeemable stock of subsidiaries to redemption value, and increased by decreases in the carrying amount to the extent they represent recoveries of amounts previously reflected in the computation of earnings per share. While the adjustment for the second quarter increased earnings per share, it did not impact Net income on the Condensed Consolidated Statement of Operations. For purposes of computing Adjusted EPS, the Company excluded the adjustment to redemption value from the numerator. The table below reconciles the income available to AES common stockholders used in GAAP diluted earnings per share to the income from continuing operations used in calculating the non-GAAP measure of Adjusted EPS.

Reconciliation of Numerator Used for Adjusted EPS	Three Months Ended June 30, 2024
(in millions, except per share data)	Income	Shares	$ per Share
GAAP DILUTED EARNINGS PER SHARE
Income available to The AES Corporation common stockholders	$191	713	$0.27
Add back: Adjustment to redemption value of redeemable stock of subsidiaries	(6)	—	(0.01)
NON-GAAP DILUTED EARNINGS PER SHARE	$185	713	$0.26
The Company reported a loss from continuing operations of $0.06 for the three months ended June 30, 2023. For purposes of measuring diluted loss per share under GAAP, common stock equivalents were excluded from weighted average shares as their inclusion would be anti-dilutive. However, for purposes of computing Adjusted

51 | The AES Corporation | June 30, 2024 Form 10-Q
EPS, the Company has included the impact of dilutive common stock equivalents. The tables below reconcile the weighted average shares used in GAAP diluted loss per share to the weighted average shares used in calculating the non-GAAP measure of Adjusted EPS.

Reconciliation of Denominator Used for Adjusted EPS	Three Months Ended June 30, 2023
(in millions, except per share data)	Loss	Shares	$ per Share

GAAP DILUTED LOSS PER SHARE
Loss from continuing operations attributable to The AES Corporation common stockholders	$(39)	669	$(0.06)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—
Restricted stock units	—	2	—
Equity units	—	40	0.01
NON-GAAP DILUTED LOSS PER SHARE	$(39)	712	$(0.05)

	Three Months Ended June 30,				Six Months Ended June 30,
Reconciliation of Adjusted EPS	2024		2023		2024		2023
Diluted earnings (loss) per share from continuing operations	$0.26		$(0.05)		$0.87		$0.16
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	(0.07)	(1)	0.05	(2)	(0.19)	(3)	(0.01)	(4)
Unrealized foreign currency losses	0.01		0.04	(5)	—		0.09	(6)
Disposition/acquisition losses	0.08	(7)	0.02		0.03	(8)	0.02
Impairment losses	0.16	(9)	0.23	(10)	0.20	(11)	0.24	(10)
Loss on extinguishment of debt and troubled debt restructuring	0.03	(12)	—		0.07	(13)	0.01
Less: Net income tax benefit	(0.09)	(14)	(0.08)	(15)	(0.09)	(14)	(0.08)	(15)
Adjusted EPS	$0.38		$0.21		$0.89		$0.43
_____________________________
(1)Amount primarily relates to unrealized gains on foreign currency derivatives at Corporate of $34 million, or $0.05 per share, and unrealized gains on cross currency swaps in Brazil of $25 million, or $0.03 per share.
(2)Amount primarily relates to recognition of unrealized losses due to the termination of a PPA of $72 million, or $0.10 per share, partially offset by unrealized derivative gains at the Energy Infrastructure SBU of $37 million, or $0.05 per share.
(3)Amount primarily relates to net unrealized derivative gains at the Energy Infrastructure SBU of $59 million, or $0.08 per share, unrealized gains on foreign currency derivatives at Corporate of $37 million, or $0.05 per share, and unrealized gains on cross currency swaps in Brazil of $28 million, or $0.04 per share.
(4)Amount primarily relates to unrealized derivative gains at the Energy Infrastructure SBU of $87 million, or $0.12 per share, partially offset by the recognition of unrealized losses due to the termination of a PPA of $72 million, or $0.10 per share.
(5)Amount primarily relates to unrealized foreign currency losses mainly associated with the devaluation of long-term receivables denominated in Argentine pesos of $24 million, or $0.03 per share, and unrealized foreign currency losses at AES Andes due to the depreciating Colombian peso of $15 million, or $0.02 per share.
(6)Amount primarily relates to unrealized foreign currency losses mainly associated with the devaluation of long-term receivables denominated in Argentine pesos of $49 million, or $0.07 per share, and unrealized foreign currency losses at AES Andes due to the depreciation Colombian peso of $31 million, or $0.04 per share.
(7)Amount primarily relates to day-one losses at commencement of sales-type leases at AES Renewable Holdings of $63 million, or $0.09 per share.
(8)Amount primarily relates to day-one losses at commencement of sales-type leases at AES Renewable Holdings of $63 million, or $0.09 per share, and the loss on partial sale of our ownership interest in Amman East and IPP4 in Jordan of $10 million, or $0.01 per share, partially offset by a gain on dilution of ownership in Uplight due to its acquisition of AutoGrid of $52 million, or $0.07 per share.
(9)Amount primarily relates to impairment at Brazil of $103 million, or $0.14 per share.
(10)Amount primarily relates to asset impairments at the Norgener coal-fired plant in Chile of $136 million, or $0.19 per share, and the GAF Projects at AES Renewable Holdings of $18 million, or $0.03 per share for the three and six months ended June 30, 2023.
(11)Amount primarily relates to impairment at Brazil of $103 million, or $0.14 per share, and impairment at Mong Duong of $22 million, or $0.03 per share.
(12)Amount primarily relates to losses incurred at AES Andes due to early retirement of debt of $16 million, or $0.02 per share.
(13)Amount primarily relates to losses incurred at AES Andes due to early retirement of debt $29 million, or $0.04 per share, and costs incurred due to troubled debt restructuring at Puerto Rico of $20 million, or $0.03 per share.
(14)Amount primarily relates to income tax benefits associated with the tax over book investment basis differences related to the AES Brasil held-for-sale classification of $59 million, or $0.08 per share, for the three and six months ended June 30, 2024.
(15)Amount primarily relates to income tax benefits associated with the asset impairment at the Norgener coal-fired plant in Chile of $33 million, or $0.05 per share, and income tax benefits associated with the recognition of unrealized losses due to the termination of a PPA of $18 million, or $0.02 per share, for the three and six months ended June 30, 2023.

52 | The AES Corporation | June 30, 2024 Form 10-Q
Renewables SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating Margin	$91	$118	$(27)	-23%	$144	$206	$(62)	-30%
Adjusted EBITDA (1)	142	166	(24)	-14%	244	290	(46)	-16%
Adjusted EBITDA with Tax Attributes (1)	319	204	115	56%	647	341	306	90%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended June 30, 2024 decreased $27 million, driven primarily by higher outages at Colombia due to a flooding incident at the Chivor plant, partially offset by better hydrology at Panama and unrealized derivative gains.
Adjusted EBITDA for the three months ended June 30, 2024 decreased $24 million, primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, and depreciation.
Adjusted EBITDA with Tax Attributes for the three months ended June 30, 2024 increased $115 million, primarily due to higher realized tax attributes driven by more renewables projects placed in service, partially offset by the decrease in Adjusted EBITDA. During the three months ended June 30, 2024 and 2023, we realized $177 million and $38 million, respectively, from tax attributes earned by our U.S. renewables business.
Operating Margin for the six months ended June 30, 2024 decreased $62 million, driven primarily by higher fixed costs due to an accelerated growth plan, worse hydrology and lower wind and solar availability, and higher outages at Colombia due to a flooding incident at the Chivor plant, partially offset by unrealized derivative gains.
Adjusted EBITDA for the six months ended June 30, 2024 decreased $46 million, primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, and depreciation.
Adjusted EBITDA with Tax Attributes for the six months ended June 30, 2024 increased $306 million, primarily due to higher realized tax attributes driven by more renewables projects placed in service, partially offset by the decrease in Adjusted EBITDA. During the six months ended June 30, 2024 and 2023, we realized $403 million and $51 million, respectively, from tax attributes earned by our U.S. renewables business.
Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, Adjusted EBITDA with Tax Attributes, and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating Margin	$156	$86	$70	81%	$276	$191	$85	45%
Adjusted EBITDA (1)	214	148	66	45%	396	310	86	28%
Adjusted EBITDA with Tax Attributes (1)	228	148	80	54%	412	310	102	33%
Adjusted PTC (1) (2)	83	21	62	NM	124	59	65	NM
____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.
Operating Margin for the three months ended June 30, 2024 increased $70 million, mainly driven by higher demand due to the impact of weather; increases in transmission and rider revenues due to higher TDSIC, ECCRA and DIR; and higher retail rates as a result of the 2024 Base Rate Order.
Adjusted EBITDA for the three months ended June 30, 2024 increased $66 million, primarily due to the drivers above, adjusted for NCI and depreciation.
Adjusted EBITDA with Tax Attributes increased $80 million due to the drivers above, as well as $14 million of realized tax attributes related to the Hardy Hills solar project in the current year.
Adjusted PTC for the three months ended June 30, 2024 increased $62 million due to the drivers above, partially offset by higher depreciation expense and higher interest expense, primarily due to increased borrowings at IPALCO.

53 | The AES Corporation | June 30, 2024 Form 10-Q
Operating Margin for the six months ended June 30, 2024 increased $85 million, mainly driven by higher demand due to the impact of weather; increases in transmission and rider revenues due to higher TDSIC, ECCRA and DIR; and higher retail rates as a result of the 2024 Base Rate Order.
Adjusted EBITDA for the six months ended June 30, 2024 increased $86 million, primarily due to the drivers above, adjusted for NCI and depreciation.
Adjusted EBITDA with Tax Attributes increased $102 million due to the drivers above, as well as $16 million of realized tax attributes related to the Hardy Hills solar project in the current year.
Adjusted PTC for the six months ended June 30, 2024 increased $65 million due to the drivers above, partially offset by higher depreciation expense and higher interest expense, primarily due to increased borrowings at IPALCO.
Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating Margin	$267	$241	$26	11%	$671	$616	$55	9%
Adjusted EBITDA (1)	310	282	28	10%	670	645	25	4%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended June 30, 2024 increased $26 million, driven primarily by higher revenues due to a PPA termination agreement. This increase was partially offset by losses resulting from unrealized derivatives as part of our commercial strategy, higher outages, and impact of the selldown of Amman East and IPP4 in Jordan.
Adjusted EBITDA for the three months ended June 30, 2024 increased $28 million, primarily due to the drivers above adjusted for NCI, depreciation, and unrealized derivatives, as well as lower realized foreign currency losses.
Operating Margin for the six months ended June 30, 2024 increased $55 million, driven primarily by higher revenues due to a PPA termination. This increase was partially offset by higher outages, lower LNG transactions, losses resulting from unrealized derivatives as part of our commercial strategy, and impact of the selldown of Amman East and IPP4 in Jordan.
Adjusted EBITDA for the six months ended June 30, 2024 increased $25 million, primarily due to the drivers above, adjusted for NCI, depreciation, and unrealized derivatives.
New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating Margin	$(2)	$(2)	$—	—%	$(4)	$(6)	$2	33%
Adjusted EBITDA (1)	(14)	(13)	(1)	8%	(31)	(39)	8	21%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin was flat for the three months ended June 30, 2024, with no material drivers.
Adjusted EBITDA for the three months ended June 30, 2024 decreased $1 million, with no material drivers.
Operating Margin for the six months ended June 30, 2024 increased $2 million, with no material drivers.
Adjusted EBITDA for the six months ended June 30, 2024 increased $8 million, primarily due to a reduction in losses at Fluence as a result of higher margins on a new product line.
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

54 | The AES Corporation | June 30, 2024 Form 10-Q
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
On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four Southeast Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to several but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers comprising the cells and panels were manufactured outside of China or if no more than two out of six specifically identified panel components were produced in China. On August 18, 2023, Commerce issued its final determinations and affirmed its preliminary findings in most respects. Commerce found that three of the specific companies it investigated were not circumventing. Several parties have challenged Commerce’s circumvention final determinations before the U.S. Court of International Trade (“CIT”), arguing that the determinations were not supported by substantial evidence or otherwise rendered in accordance with governing law.
On December 29, 2023, Auxin Solar and Concept Clean Energy filed a lawsuit before CIT, challenging certain aspects of the final rule promulgated by Commerce to implement the Proclamation. The lawsuit specifically challenges Commerce’s decisions not to suspend the final disposition of certain entries of imported solar cells and panels from Southeast Asia made prior to June 6, 2024, and not to collect AD/CVD deposits with respect to those entries. Certain U.S. developers, associations, and foreign solar producers have intervened in the case to support Commerce’s final rule. The CIT denied motions to dismiss filed by the U.S. Department of Justice, and the defendant-intervenors, and on July 22, 2024, plaintiffs filed their opening brief on the merits.
On April 24, 2024, new Commerce regulations with respect to the administration of AD/CVD cases went into effect, including regulations pertaining to transnational subsidization and particular market situations. On the same day, several companies filed a petition requesting that Commerce initiate an investigation into whether new AD/CVD duties should be imposed on cells and modules imported from Thailand, Cambodia, Malaysia, and Vietnam. These petitions cover exports of cells and panels from Southeast Asia that are not otherwise subject to the Commerce circumvention determinations. On May 14, 2024, Commerce initiated new AD/CVD investigations with respect to all four countries, and the U.S. International Trade Commission (the “ITC”) preliminarily voted to continue its investigations on June 7, 2024. Commerce is scheduled to announce its preliminary determinations and duty rates in these investigations in the fall of 2024. The ITC will conduct its final injury investigation with respect to these exports from Southeast Asia in the first half of 2024. If the Commerce and ITC investigations result in Commerce issuing AD/CVD orders, the orders are likely to be imposed in the second or third quarter of 2025.
Separately, the United States maintains a global tariff (currently 14.25% ad valorem) on solar cells and modules pursuant to the Section 201 Safeguard Action on crystalline silicon photovoltaic products, which became effective in February 2018. On June 21, 2024, President Biden issued Proclamation 10779, revoking the exclusion of bifacial panels from safeguard relief previously proclaimed in Proclamation 10339, and reinstating bifacial panels under the Section 201 Safeguard Action, subject to certain qualifications.
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

55 | The AES Corporation | June 30, 2024 Form 10-Q
The impact of new Commerce investigations or any additional adverse Commerce determinations or other tariff disputes or litigation, the impact of the UFLPA, potential future disruptions to the solar panel supply chain and their effect on AES’ U.S. solar project development and construction activities remain uncertain. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewables projects. To that end, we have contracted and secured all of the necessary solar panels for our projects in our backlog expected to come online through 2026. We expect to have all the 2024 panels and the majority of the 2025 and 2026 panels on site or in storage by September.
Additionally, as part of our supply chain strategy, we are well advanced in securing domestically manufactured modules to support our US solar growth from 2026 to 2028, with a contractual option to extend deliveries to 2030.
Operational Sensitivity to Dry Hydrological Conditions — Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. Dry hydrological conditions in Panama, Brazil, Colombia, and Chile can present challenges for our businesses in these markets. Low inflows can result in low reservoir levels, reduced generation output, and subsequently possible increased prices for electricity. If our hydroelectric generation facilities cannot generate sufficient energy to meet contractual arrangements, we may need to purchase energy to fulfill our obligations, which could have an adverse impact on AES. As mitigation, AES has invested in thermal, wind, and solar generation assets, which have a complementary profile to hydroelectric plants. These plants are expected to have increased generation in low hydrology scenarios, offsetting possible impacts described from hydro assets.
According to the National Oceanic and Atmospheric Administration ("NOAA"), neutral conditions are observed and forecasted through the beginning of Q3 2024. A transition to La Niña is expected by mid / late Q3 2024.
In Panama, La Niña phenomenon in contrast to El Niño typically means wetter conditions than average, although local system impacts may vary due to other factors. Higher hydrology may result in energy surpluses after covering the contracted hydro positions, available to be sold in the spot market after fulfilling contract obligations.
In Colombia, La Niña is typically characterized by more rainfall, possibly leading to a decrease in spot prices. However, during La Niña, impacts vary and the basin where Chivor is located may experience drier conditions than the system.
In Brazil, La Niña results in more rainfall in the north, drier conditions in the south, and milder temperatures in the central region. Current system reservoir levels remain high, supporting lower spot market prices. However, inflows lower than expected may cause spot and future prices to rise. Lower prices limit external thermal generation which, if dispatched, could impact demand for the AES hydro generation.
In Chile, the primary driver for AES’ hydro assets is snowpack volumes. La Niña in Chile tends to divert the frontal systems to the south of Chile, reducing rainfall in the central area, possibly reducing the snowpack formation. Lower snowpack, together with reduced rainfall in the system, could increase both spot prices and energy purchase volumes required to meet contracted positions.
The exact behavior pattern and strength of La Niña is unknown and therefore the impacts could vary from those described above, and may include impacts to our businesses beyond hydrology, including with respect to power generation from other renewable sources of energy and demand. Even if rainfall and water inflows return to historical averages, in some cases market prices and generation above or below the average could persist until reservoir levels are fully recovered. Further, investments made in thermal, wind, and solar power generation may benefit from uncontracted spot sales at higher market prices. Impacts may be material to our results of operations.
Macroeconomic and Political
During the past few years, some countries where our subsidiaries conduct business have experienced macroeconomic and political changes. In the event these trends continue, there could be an adverse impact on our businesses.
Inflation Reduction Act and U.S. Renewable Energy Tax Credits — The U.S. Inflation Reduction Act of 2022 (the “IRA”) includes provisions that benefit the U.S. clean energy industry, including increases, extensions, direct transfers, and/or new tax credits for onshore and offshore wind, solar, storage, and hydrogen projects. The IRA extends solar investment tax credits ("ITCs") and provides higher credits for projects that satisfy wage and apprenticeship requirements, which benefit our U.S. renewables business.
Our U.S. renewables business has a 51 GW pipeline that we intend to utilize to continue to grow our business, and these changes in tax policy are supportive of this strategy. We account for U.S. renewables projects according to U.S. GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method.

56 | The AES Corporation | June 30, 2024 Form 10-Q
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
In 2023, we realized $611 million of earnings from tax attributes, comprised of $593 million from the Renewables SBU and $18 million from the Utilities SBU. In 2024, we expect an increase in tax attributes earned by our U.S. renewables business in line with the growth in that business. Based on construction schedules, a significant portion of these earnings will be realized in the fourth quarter. For the six months ended June 30, 2024, we recognized $419 million in tax attributes.
The implementation of the IRA requires substantial guidance from the U.S. Department of Treasury and other government agencies. While some of that guidance remains pending, there will be uncertainty with respect to the implementation of certain provisions of the IRA.
Argentina — President Javier Milei was elected on December 10, 2023 and has instituted a series of reforms impacting the power sector.
On July 8, 2024, the Argentine government enacted Law 27,742 or Ley Bases, translated in English as Law of Bases and Starting Points for the Freedom of the Argentine People. Ley Bases declares a public emergency in administrative, economic, financial, and energy matters for a term of one year, grants delegated powers to the President, and contains a broad reform of the State in order to deregulate the economy, including measures such as labor reform, the implementation of the Incentive Regime for Large Investments, and the modification of several tax measures. The law also opens avenues for privatization of state-owned energy companies.
In addition, the Ministry of Energy published Resolution 150/2024 on July 10, 2024 that repeals certain regulations from previous years that imply excessive involvement of the National State and CAMMESA in the operation and functioning of the wholesale electricity market.
These changes may have a profound impact on the sector, influencing our operations and financial results. It is not yet possible to predict the impact of these regulations in our consolidated results of operations, cash flows, and financial condition.
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
Inflation — In the markets in which we operate, there have been higher rates of inflation recently. While most of our contracts in our international businesses that are denominated in a currency other than the U.S. dollar are indexed to inflation, in general, our U.S.-based generation contracts are not indexed to inflation. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of some of our development projects that could negatively impact their competitiveness. Our utility businesses do allow for recovering of operations and maintenance costs through the regulatory process, which may have timing impacts on recovery.
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

57 | The AES Corporation | June 30, 2024 Form 10-Q
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
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Ilumina’s non-recourse debt of $23 million continues to be in technical default and is classified as current as of June 30, 2024.
In 2022, a mediation commenced to resolve the PREPA Title III case. The confirmation trial ended in March 2024 and the decision is pending.
Considering the information available as of the filing date, management believes the carrying amount of our long-lived assets in Puerto Rico of $203 million is recoverable as of June 30, 2024.
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
In addition, initiatives have been announced by regulators, including in Chile, Puerto Rico, Bulgaria, and offtakers in recent years, with the intention of reducing GHG emissions generated by the energy industry. In parallel, the shift towards renewables has caused certain customers to migrate to other low-carbon energy solutions and this trend may continue.
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
Regulatory
El Salvador — On July 17, 2024, the Government of El Salvador passed various changes to the electricity law impacting, among other things, tariff reset timing and the treatment of bi-lateral contracts. These changes are pending clarification once published in the electricity regulation. Pending completion of that process, the impact of these changes is unclear, but they may be adverse to the Company’s financial condition and results.
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

58 | The AES Corporation | June 30, 2024 Form 10-Q
PPA continues to remain in place. However, there can be no assurance that, in the context of DG Comp’s preliminary review or any future PPA Discussions, the other parties will not seek a prompt termination of the PPA.
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions involved a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict whether and when the PPA Discussions might resume or the outcome of any such discussions. Nor can we predict how DG Comp might resolve its review if the PPA Discussions do not resume or if any such discussions fail to result in an agreement concerning the agency's review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2024, the carrying value of our long-lived assets at Maritza is $326 million.
AES Indiana DSM Plan Petition — On May 31, 2024, AES Indiana filed a petition with the IURC asking for approval of a two year Demand-Side Management (DSM) plan for the 2025-2026 program years. The petition includes requested cost recovery of programs as well as performance incentives, depending on the level of success of the programs consistent with prior DSM plans. We expect the IURC to issue an order on this proceeding by the end of 2024.
AES Indiana Regulatory Rate Review — On April 17, 2024, the IURC issued an order (the “2024 Rate Order”) approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the Office of Utility Consumer Counselor (“OUCC”) and the other intervening parties in AES Indiana’s base rate case filing. Among other matters and consistent with the Stipulation and Settlement Agreement, the 2024 Rate Order approves an increase in AES Indiana's total annual operating revenue of $71 million for AES Indiana’s electric service and provides a return on common equity of 9.9% and cost of long-term debt of 4.90% on a rate base of approximately $3.5 billion. Updated customer rates and charges became effective on May 9, 2024.
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
Impairments
Long-lived Assets and Current Assets Held-for-Sale — During the six months ended June 30, 2024, the Company recognized asset impairment expense of $276 million. See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets and current assets held-for-sale that were assessed for impairment totaled $2.3 billion at June 30, 2024.
Events or changes in circumstances that may necessitate recoverability tests and potential impairments of

59 | The AES Corporation | June 30, 2024 Form 10-Q
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
On June 5, 2023, the EPA published a final Federal Implementation Plan to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule establishes a revised CSAPR NOx Ozone Season Group 3 trading program for 22 states, including Indiana and Maryland, and became effective during 2023. The FIP also includes enhancements to the revised Group 3 trading program, which include a dynamic budget setting process beginning in 2026, annual recalibration of the allowance bank to reflect changes to affected sources, a daily backstop emissions rate limit for certain coal-fired electric generating units beginning in 2024, and a secondary emissions limit prohibiting certain emissions associated with state assurance levels. It is too early to determine the impact of this final rule, but it may result in the need to purchase additional allowances or make operational adjustments. On June 27, 2024, the U.S. Supreme Court issued an order granting a stay of the EPA’s 2023 Federal Implementation Plan ("FIP") pending resolution of legal challenges to the FIP.
While the Company's additional CSAPR compliance costs to date have been immaterial, the future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time, but it could be material.

60 | The AES Corporation | June 30, 2024 Form 10-Q
Mercury and Air Toxics Standard — In April 2012, the EPA’s rule to establish maximum achievable control technology standards for hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective and AES facilities implemented measures to comply, as applicable. In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA and subsequently remanded MATS to the EPA without vacatur. On May 22, 2020, the EPA published a final finding that it is not “appropriate and necessary” to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units (“EGUs”) (reversing its prior 2016 finding), but that the EPA would not remove the source category from the CAA Section 112(c) list of source categories and would not change the MATS requirements. On March 6, 2023, the EPA published a final rule to revoke its May 2020 finding and reaffirm its 2016 finding that it is appropriate and necessary to regulate these emissions. On April 24, 2023, the EPA published a proposed rule, the MATS Risk and Technology Review (“RTR”) Rule to lower certain emissions limits and revise certain other aspects of MATS. On May 7, 2024, the EPA published a final rule to revise MATS for coal and oil-fired EGUs. The final rule became effective on July 8, 2024. The final rule lowers certain emissions limits and revises certain other aspects of MATS. We are still reviewing the final rule and it is too early to determine the potential impacts.
Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.
Climate Change Regulation — The final NSPS for CO2 emissions from new, modified, and reconstructed fossil-fuel-fired power plants were published in the Federal Register on October 23, 2015. Several states and industry groups challenged the NSPS for CO2 in the D.C. Circuit Court. On December 20, 2018, the EPA published proposed revisions to the final NSPS for new, modified, and reconstructed coal-fired electric utility steam generating units. The EPA proposed that the Best System of Emissions Reduction (“BSER”) for these units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and sub-critical steam conditions for smaller units, and not partial carbon capture and sequestration (“CCS”), which had been the BSER for these units in the 2015 final NSPS. The EPA did not include revisions for natural-gas combined cycle or simple cycle units in the December 20, 2018 proposal. Challenges to the GHG NSPS remain held in abeyance at this time. On May 23, 2023, the EPA published a proposed rule that would establish CO2 emissions limits for certain new fossil-fuel fired stationary combustion turbines that commence construction or are modified after May 23, 2023. On May 9, 2024, the EPA published the final NSPS requiring carbon capture and sequestration for new and reconstructed baseload stationary combustion turbines, among other requirements. The EPA did not finalize revisions to the NSPS for newly constructed or reconstructed coal-fired electric utility steam generating units as proposed in 2018.
On July 8, 2019, the EPA published the final Affordable Clean Energy (“ACE”) Rule which would have established CO2 emission rules for existing power plants under CAA Section 111(d) and would have replaced the EPA's 2015 Clean Power Plan Rule (“CPP”). However, on January 19, 2021, the D.C. Circuit vacated and remanded the ACE Rule. Subsequently, on June 30, 2022, the Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion holding that the “generation shifting” approach in the CPP exceeded the authority granted to the EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 Supreme Court decision, on October 27, 2022, the D.C. Circuit issued a partial mandate, holding pending challenges to the ACE Rule in abeyance while the EPA developed a replacement rule. On May 23, 2023, the EPA published a proposed rule that would vacate the ACE Rule and proposed New Source Performance Standards (“NSPSs”) that would establish emissions guidelines in the form of CO2 emissions limitations for certain existing electric generating units (“EGUs”) and would require states to develop State Plans that establish standards of performance for such EGUs that are at least as stringent as the EPA’s emissions guidelines. Depending on various EGU-specific factors, the bases of proposed emissions guidelines range from routine methods of operation to carbon capture and sequestration or co-firing low-GHG hydrogen starting in the 2030s. On May 9, 2024, the EPA published the final rule regulating GHGs from existing EGUs pursuant to Section 111(d) of the Clean Air Act and effective on July 8, 2024. Existing EGUs are those that were constructed prior to January 8, 2014. Depending on various EGU-specific factors, the bases of emissions guidelines for natural gas-fired units include the use of uniform fuels and routine methods of operation and maintenance and the bases of emissions guidelines for coal-fired units include 40% natural gas co-firing or carbon capture and sequestration with 90% capture of CO2 depending on the date that coal operations cease. Specific standards for performance for EGUs will be established through a State Plan (or a Federal Plan if a state were to not submit an approvable plan). We are still reviewing these rules. The impact of the rules, the results of further proceedings, and potential future greenhouse gas emissions regulations remain uncertain but could be material.

61 | The AES Corporation | June 30, 2024 Form 10-Q
Waste Management — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements, and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act ("WIN Act") was signed into law. This includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. If this rule is finalized before Indiana or Puerto Rico establishes a state-level CCR permit program, AES CCR units in those locations could eventually be required to apply for a federal CCR permit from the EPA. The EPA has indicated that it will implement a phased approach to amending the CCR Rule, which is ongoing. On August 28, 2020, the EPA published final amendments to the CCR Rule titled "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if the EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to the EPA by November 30, 2020. On January 11, 2022, the EPA released the first in a series of proposed determinations regarding CCR Part A Rule demonstrations and compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. On June 28, 2024, the D.C. Circuit dismissed the challenges. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.
On May 18, 2023, the EPA published a proposed rule that would expand the scope of CCR units regulated by the CCR Rule to include inactive surface impoundments at inactive generating facilities as well as additional inactive and closed landfills and certain other accumulations of CCR. On May 8, 2024, the EPA published final revisions to the CCR rule which are effective on November 8, 2024. The final revisions expand the scope of CCR units regulated by the CCR rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. We are still reviewing the final revisions. It is too early to determine the potential impact.
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
Certain AES Southland OTC units were required to be retired to provide interconnection capacity and/or emissions credits prior to startup of new (air cooled) generating units, and the remaining AES OTC generating units in California have been or will be shut down and permanently retired by the applicable OTC Policy compliance dates for the respective units. The SWRCB OTC Policy currently requires the shutdown and permanent retirement of the remaining OTC generating units at AES Huntington Beach, LLC and AES Alamitos, LLC by December 31, 2026, as extended in support of grid reliability. This extension compliance date is contingent upon the facilities participating in the Strategic Reserve established by AB 205.
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

62 | The AES Corporation | June 30, 2024 Form 10-Q
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
In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas desulfurization wastewater. AES Indiana Petersburg has installed a dry bottom ash handling system in response to the CCR rule and wastewater treatment systems in response to the NPDES permits in advance of the ELG compliance date. Other U.S. businesses already include dry handling of fly ash and bottom ash and do not generate flue gas desulfurization wastewater. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, the EPA published a proposed rule revising the 2020 Reconsideration Rule. On May 9, 2024, the EPA published a final rule which became effective on July 8, 2024. The final rule established more stringent best available technology limits for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate and established a new set of definitions and new limits for combustion residual leachate and legacy wastewater. We are still reviewing the rule and it is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.
Capital Resources and Liquidity
Overview
As of June 30, 2024, the Company had unrestricted cash and cash equivalents of $1.8 billion, of which $53 million was held at the Parent Company and qualified holding companies. The Company had $61 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $375 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $22 billion and $6.1 billion, respectively. Of the $2.2 billion of our current non-recourse debt, $2 billion was presented as such because it is due in the next twelve months and $166 million relates to debt considered in default. None of the defaults are payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. As of June 30, 2024, the Company also had $553 million outstanding related to supplier financing arrangements, which are classified as Supplier financing arrangements on the Condensed Consolidated Balance Sheets.
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $890 million in recourse debt which matures within the next twelve months, including $690 million in outstanding borrowings under the commercial paper program, as well as amounts due under supplier financing arrangements, of which $344 million has a Parent Company guarantee. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
We rely mainly on long-term debt obligations to fund our construction activities. We have, to the extent available at acceptable terms, utilized non-recourse debt to fund a significant portion of the capital expenditures and

63 | The AES Corporation | June 30, 2024 Form 10-Q
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to $200 million in senior unsecured term loans. Additionally, commercial paper issuances are short term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company’s $28.5 billion of total gross debt outstanding as of June 30, 2024, approximately $8.8 billion accrues interest at variable rates. The Company actively hedges its current and expected variable rate exposure through a combination of currently effective and forward starting interest rate swaps. As of June 30, 2024, the total maximum outstanding amount of hedges protecting the company against variable rate exposure was $7.6 billion. These hedges generally provide economic protection through the entire expected life of the projects, regardless of the type of debt issued to finance construction or refinance the projects in the future. In addition, AES Brasil holds $2.2 billion of floating rate non-recourse debt, which is classified in Current held-for-sale liabilities and Noncurrent held-for-sale liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2024, as variable rate instruments act as a natural hedge against inflation in Brazil.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of June 30, 2024, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $3.3 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of June 30, 2024, we had $224 million in letters of credit outstanding provided under our unsecured credit facilities, $220 million in letters of credit under bilateral agreements, and $23 million in letters of credit outstanding provided under our revolving credit facility. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended June 30, 2024, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
Additionally, in connection with certain project financings, some of the Company's subsidiaries have expressly undertaken limited obligations and commitments. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of June 30, 2024, the maximum undiscounted potential exposure to guarantees issued by our subsidiaries was $1.5 billion, including $866 million of customary payment guarantees under EPC contracts and other agreements, and $647 million of tax equity financing related guarantees. In addition, as of June 30, 2024, our subsidiaries had $1.9 billion of letters of credit outstanding.

64 | The AES Corporation | June 30, 2024 Form 10-Q
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
Long-Term Receivables
As of June 30, 2024, the Company had approximately $96 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond June 30, 2025, or one year from the latest balance sheet date. Noncurrent receivables in the U.S. pertain to the sale of the Redondo Beach land. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q for further information.
As of June 30, 2024, the Company had approximately $1 billion of loans receivable primarily related to the Mong Duong facility in Vietnam, which was constructed under a build, operate, and transfer contract. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. As of June 30, 2024, Mong Duong met the held-for-sale criteria and the loan receivable balance of $1 billion, net of CECL reserves of $25 million, was classified in held-for-sale assets. Of the loan receivable balance, $114 million was classified as Current held-for-sale assets, and $904 million was classified as Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheets. See Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the six months ended June 30, 2024 were debt financings, purchases under supplier financing arrangements, and cash flows from operating activities. The primary uses of cash in the six months ended June 30, 2024 were capital expenditures, repayments of debt, and repayments of obligations under supplier financing arrangements.
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

65 | The AES Corporation | June 30, 2024 Form 10-Q
A summary of cash-based activities is as follows (in millions):

	Six Months Ended June 30,
Cash Sources:	2024	2023
Borrowings under the revolving credit facilities	$4,003	$2,521
Issuance of non-recourse debt	3,798	1,457
Issuance of recourse debt	950	1,400
Purchases under supplier financing arrangements	708	818
Commercial paper borrowings (repayments), net	690	517
Net cash provided by operating activities	679	1,187
Sale of short-term investments	534	706
Sales to noncontrolling interests	323	189
Proceeds from the sale of business interests, net of cash and restricted cash sold	11	98
Other	110	18
Total Cash Sources	$11,806	$8,911

Cash Uses:
Capital expenditures	$(3,833)	$(3,396)
Repayments of non-recourse debt	(2,726)	(944)
Repayments under revolving credit facilities	(2,582)	(2,131)
Repayments of obligations under supplier financing arrangements	(1,055)	(862)
Purchase of short-term investments	(604)	(620)
Dividends paid on AES common stock	(238)	(222)
Distributions to noncontrolling interests	(128)	(147)
Purchase of emissions allowances	(91)	(115)
Acquisitions of business interests, net of cash and restricted cash sold	(73)	(290)
Other	(318)	(261)
Total Cash Uses	$(11,648)	$(8,988)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	$158	$(77)
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative six-month period (in millions):

	Six Months Ended June 30,
Cash flows provided by (used in):	2024	2023	$ Change
Operating activities	$679	$1,187	$(508)
Investing activities	(4,224)	(3,750)	(474)
Financing activities	3,759	2,529	1,230
Operating Activities
Net cash provided by operating activities decreased $508 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
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

66 | The AES Corporation | June 30, 2024 Form 10-Q
•Adjusted net income increased $114 million, primarily due to higher margins at our Utilities and Energy Infrastructure SBUs; partially offset by lower margins at our Renewables SBU, an increase in interest expense, and a decrease in interest income.
•Working capital requirements increased $622 million, primarily due to an increase in receivables due to timing of billings and collections, a decrease in inventory in the prior year due to higher coal consumption and lower coal prices, and an increase in regulatory assets; partially offset by a decrease in accounts payable due to lower coal purchases and the sale of the financing receivables under the Warrior Run PPA termination agreement.
Investing Activities
Net cash used in investing activities increased $474 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Investing Cash Flows
(in millions)
•Cash used for short-term investing activities increased $156 million, primarily as a result of lower net short-term investment sales at our Renewables SBU.
•Proceeds from sales of business interests decreased $87 million, primarily due to the selldown of sPower OpCo B in 2023.
•Acquisitions of business interests decreased $217 million, primarily due to the prior year acquisitions of Bellefield and Bolero Solar Park at AES Clean Energy and AES Andes, respectively, partially offset by the current year acquisition of Hoosier Wind at AES Indiana.
•Capital expenditures increased $437 million, discussed further below.
Capital Expenditures
(in millions)

67 | The AES Corporation | June 30, 2024 Form 10-Q
(1)Growth expenditures generally include expenditures related to development projects in construction, expenditures that increase capacity of a facility beyond the original design, and investments in general load growth or system modernization.
(2)Maintenance expenditures generally include expenditures that are necessary to maintain regular operations or net maximum capacity of a facility.
•Growth expenditures increased $410 million, primarily driven by an increase in U.S. renewables projects and higher transmission and distribution project investments at our Utilities SBU.
•Maintenance expenditures increased $27 million, primarily due to higher maintenance expenditures at Southland due to the extension of compliance dates for the OTC units.
Financing Activities
Net cash provided by financing activities increased $1.2 billion for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Financing Cash Flows
(in millions)
See Note 8—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant debt transactions.
•The $655 million impact from non-recourse revolvers is primarily due to an increase in borrowings at our Renewables SBU to fund capital expenditures of renewables projects.
•The $559 million impact from non-recourse debt transactions is mainly due to an increase in borrowings at AES Indiana and AES Andes.
•The $376 million impact from the Parent Company revolver and the $173 million impact from commercial paper is due to higher net borrowings in the current period.
•The $450 million impact from recourse debt is primarily due to the prior year issuance of a bridge loan at AES Clean Energy, which was fully guaranteed by the Parent Company, partially offset by a decrease in issuances at the Parent Company.
•The $303 million impact from supplier financing arrangements is primarily due to higher net repayments at our Renewables SBUs.
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

68 | The AES Corporation | June 30, 2024 Form 10-Q
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

	June 30, 2024	December 31, 2023
Consolidated cash and cash equivalents	$1,773	$1,426
Less: Cash and cash equivalents at subsidiaries	(1,720)	(1,393)
Parent Company and qualified holding companies’ cash and cash equivalents	53	33
Commitments under the Parent Company credit facility	1,500	1,500
Less: Letters of credit under the credit facility	(24)	(124)
Less: Borrowings under the credit facility	(50)	—
Less: Borrowings under the commercial paper program	(690)	—
Borrowings available under the Parent Company credit facility	736	1,376
Total Parent Company Liquidity	$789	$1,409
The Parent Company paid dividends of $0.1725 per outstanding share to its common stockholders during the first and second quarters of 2024 for dividends declared in December 2023 and February 2024. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $6.1 billion and $4.5 billion as of June 30, 2024 and December 31, 2023, respectively. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2023 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our revolving credit facility and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of June 30, 2024, we were in compliance with these covenants at the Parent Company level.
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

69 | The AES Corporation | June 30, 2024 Form 10-Q
For example, our revolving credit facility and outstanding debt securities at the Parent Company include events of default for certain bankruptcy-related events involving material subsidiaries. In addition, our revolving credit agreement at the Parent Company includes events of default related to payment defaults and accelerations of outstanding debt of material subsidiaries.
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2.2 billion. The portion of current debt related to such defaults was $166 million at June 30, 2024, all of which was non-recourse debt related to four subsidiaries: AES Mexico Generation Holdings, AES Ilumina, AES Jordan Solar, and certain project entities at AES Clean Energy Development. None of the defaults are payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of June 30, 2024, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit agreement as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of June 30, 2024, none of the defaults listed above resulted in a cross-default under the recourse debt of the Parent Company. Furthermore, none of the non-recourse debt in default listed above is guaranteed by the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies of our 2023 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2024.
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

70 | The AES Corporation | June 30, 2024 Form 10-Q
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
As of June 30, 2024, we project pre-tax earnings exposure on a 10% increase in commodity prices to be less than a $20 million gain for power, less than a $10 million loss for gas, and less than a $5 million gain for coal. The sensitivities are calculated using industry-standard valuation techniques to revalue all transactions (physical and financial commodity transactions) in the portfolio for a change in the underlying prices the transactions are exposed to and exclude correlation effects, including those due to renewable resource availability. The models reference market prices of commodities across future periods and associated volatility of these market prices. Prices and volatilities are predominantly based on observable market prices.
Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
In the Energy Infrastructure SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. In California, our Southland once-through cooling generation units (“Legacy Assets”) in Long Beach and Huntington Beach have been extended to operate through 2026 under capacity contracts with the State as part of the Strategic Reserve program. Our facility in Redondo Beach has been retired effective January 1, 2024. Our ability to operate the Long Beach facility at full capacity through 2025 was approved under Tentative Time Schedule Order coverage in November 2023. Approval to operate Long Beach at full capacity in 2026 will be subject to review with State Agencies. Our Southland combined cycle gas turbine (Southland Energy) units benefit from higher power and lower gas prices, depending on the contracted or hedge position. The AES Andes business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. A significant portion of our PPAs through 2024 include mechanisms of indexation that adjust the price of energy based on fluctuations in the price of coal, with an index defined by the National Energy Commission based on the physical coal imports for the energy system. This mechanism mitigates exposures to changes in the price of fuel. The increasing share of renewable energy in Chile's power market may reduce reliance on thermal units and impact power price volatility, which could impact our cost to serve certain unregulated PPAs. In the Dominican Republic, we own natural gas plants contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices through 2024. Our thermal asset in Panama has PPAs with distribution companies that match the term of the LNG supply agreement of such thermal assets. New entrants into the Panama thermal generation market could impact the dispatch of existing generation, requiring purchases in the spot market to satisfy the PPA obligations. Contract levels do not always match our generation availability or needs, and our assets may be sellers of spot prices in excess of contract levels or a net buyer in the spot market to satisfy contract obligations, which could impact existing fuel supply commitments. Our assets operating in Vietnam and Bulgaria have minimal exposure to commodity price risk as they have no or minor merchant exposure and fuel is subject to a pass-through mechanism.
In the Renewables SBU, our businesses have commodity exposure on unhedged volumes and resource volatility and benefit from higher power prices, where generation exceeds contracted levels. In Colombia, we operate under a shorter-term sales strategy with spot market exposure for uncontracted volumes. Because we own

71 | The AES Corporation | June 30, 2024 Form 10-Q
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
AES has unhedged forward-looking earnings foreign exchange deterioration risk from the Argentine peso that could be material. Additionally, as of June 30, 2024, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries may be exposed to exchange rate movement of less than a $5 million loss from Euro and less than a $5 million gain from the Colombian peso.
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
As of June 30, 2024, the portfolio’s pre-tax earnings exposure to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $10 million on interest expense for the debt denominated in these currencies. These

72 | The AES Corporation | June 30, 2024 Form 10-Q
amounts represent the exposure for the remainder of 2024 and do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2024, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

73 | The AES Corporation | June 30, 2024 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of June 30, 2024. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a governmental authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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

74 | The AES Corporation | June 30, 2024 Form 10-Q
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
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. Subsequently, the claimants withdrew the lawsuit with respect to AES Puerto Rico. The lawsuit remains pending against the other AES defendants (“AES Defendants”) and the unaffiliated defendants. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually, nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court, namely, the Civil Court of La Vega (“CFI”). In May 2024, the CFI dismissed the entire case due to the expiry of the statute of limitations. The claimants may seek to appeal. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
In October 2019, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the environmental permit of the Ventanas Complex, initiating a sanctioning process through Exempt Resolution N° 1 / ROL D-129-2019. The alleged charges include exceeding generation limits, failing to reduce emissions during episodes of poor air quality, exceeding limits on discharges to the sea, and exceeding noise limits. AES Andes has submitted a proposed “Compliance Program” to the SMA for the Ventanas Complex. The latest version of this Compliance Program was submitted on May 26, 2021. On December 30, 2021, the Compliance Program was approved by the SMA. However an ex officio action was brought by the SMA due to alleged exceedances of generation limits, which would require the Company to reduce SO2, NOX and PM emissions in order to achieve the emissions offset established in the Compliance Program. On January 6, 2022, AES Andes

75 | The AES Corporation | June 30, 2024 Form 10-Q
filed a reposition with the SMA seeking modification of the means for compliance with the ex officio action. On January 17, 2023, the SMA approved street paving measures, or alternatively a program providing heaters for community members, as the means to satisfy the air emissions offsets in the approved Compliance Plan. The cost of the proposed Compliance Program is approximately $10.8 million USD and is in the execution stage. Fines are possible if the SMA determines there is an unsatisfactory execution of the Compliance Program. On April 21, 2023, the SMA notified AES Andes of a resolution alleging an additional “serious” non-compliance of the Ventanas Complex failing to reduce emissions during episodes of poor air quality. On May 24, 2023, AES Andes submitted disclaimers to the SMA in response to this resolution. On May 10, 2024, the Company was notified of a fine for $180,515 USD. On June 3, 2024, the Company appealed this fine to the Environmental Court. The Company believes that it has meritorious defenses and will continue to assert them vigorously in this dispute; however, there can be no assurances that it will successful.
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE made allegations that AES Mérida III was in breach of its obligations under a power and capacity purchase agreement (“Contract”) between the two parties, which allegations related to CFE’s own failure to provide fuel within the specifications of the Contract. CFE sought to recover approximately $200 million in payments made to AES Mérida under the Contract as well as approximately $480 million in alleged damages for having to acquire power from alternative sources in the Yucatan Peninsula. AES Mérida filed an answer denying liability to CFE and asserted a counterclaim for damages due to CFE’s breach of its obligations. The evidentiary hearing took place in November 2021. Closing arguments were heard in May 2022. In November 2022, the arbitration Tribunal issued its decision in the case, rejecting CFE’s claims for damages and granting AES Mérida a net amount of damages on AES Mérida’s counterclaims ("Award"). There are ongoing proceedings in the Mexican courts concerning AES Mérida's attempt to enforce the Award and CFE's attempt to challenge the Award. In March 2024, the relevant Court of First Instance denied CFE’s request to nullify the Award (“March 2024 Decision”). The March 2024 Decision has been affirmed by the relevant federal District Court and is currently under review by the Collegiate Court. AES Mérida believes that it has meritorious claims and defenses and will assert them vigorously in this dispute; however, there can be no assurances that it will be successful in its efforts.
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
In February 2022, a lawsuit was filed in Dominican Republic civil court against the Company. The lawsuit purports to be brought on behalf of over 425 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $600 million in alleged damages. The lawsuit does not identify or provide any supporting information concerning the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In February 2024, at the request of the Company, the Dominican Supreme Court of Justice transferred the case to a different civil court, namely, the Civil Court of La Vega. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.
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

76 | The AES Corporation | June 30, 2024 Form 10-Q
this matter at this time. However, settlements and litigated outcomes of CAA claims alleged against other coal-fired power plants have required companies to pay civil penalties and undertake remedial measures.
On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged charges relating to the Alto Maipo facility, all of which are categorized by the SMA as “serious.” The alleged charges include untimely completion of intake works and insufficient capture by the provisional works, irrigation water outlet and canal contemplated by an agreement with local communities; non-compliance with the details of the forest management plans and intervention in unauthorized areas; construction of a road in a restricted paleontological area; and unlawful moving of fauna. On February 16, 2023, the Alto Maipo project submitted a compliance program to the SMA which has undergone two rounds of observations by the SMA and interested third parties. On June 19, 2024, the SMA issued new observations. In response, on July 17, 2024, Alto Maipo submitted an updated version of the compliance program, which is currently under review by the Environmental Authority. The costs associated with the compliance program are estimated to amount to approximately $3 million USD. If the compliance program is not approved, Alto Maipo reserves the right to appeal such a decision before the environmental courts. If such an appeal is unsuccessful - or if the compliance program is not executed to the satisfaction of the SMA - fines, revocation of the facility’s RCA environmental permit, or facility closure are possible outcomes for such alleged serious violations under applicable regulations.
In May 2024, the Chilean competition agency (the Fiscalía Nacional Económica or “FNE”) opened an investigation regarding AES Andes’s declarations with respect to coal prices and coal blends used to generate electricity in Chile. The investigation was prompted by a confidential complaint filed in December 2023, which has not been disclosed to AES Andes. In general terms, the investigation seeks to determine whether the facts alleged in the complaint could be considered as an abuse of a dominant position by AES Andes. The investigation is at a very early stage; AES Andes is currently responding to the FNE’s information requests. The FNE will independently conduct the investigation and will ultimately decide whether to dismiss the matter or initiate a judicial proceeding on the allegations in the confidential complaint. These types of investigations in Chile commonly last for years. AES Andes does not believe that it has violated any competition laws. Further, if the FNE ever initiates a judicial proceeding on this matter, AES Andes will defend itself vigorously. Given the early nature of this investigation, we are unable to estimate any potential impact of the investigation or its eventual outcome on our business, financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A.—Risk Factors of our 2023 Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of AES Common Stock during the second quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 — April 30	—	$—	—	$264,000,000
May 1 — May 31	—	—	—	264,000,000
June 1 — June 30	—	—	—	264,000,000
Total	—	$—	—	$264,000,000
_______________________________
(1)         On July 7, 2010, The AES Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase up to $500 million of shares of its outstanding common stock, depending on cash availability, market conditions, and other factors. The original authorization was set to expire on December 31, 2010, however, in December 2010, the Board authorized an extension of the stock repurchase program. The current program does not have a predetermined expiration date. Repurchases under this program may be made using a variety of methods, which may include open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. No repurchases were made under this program during the second quarter of 2024. As of June 30, 2024, $264 million remained available for purchase under this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

77 | The AES Corporation | June 30, 2024 Form 10-Q
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2024.
ITEM 6. EXHIBITS

4.1
Subordinated Indenture, dated May 21, 2024, between The AES Corporation and Deutsche Bank Trust Company Americas as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 21, 2024.

4.2
First Supplemental Indenture, dated May 21, 2024, between The AES Corporation and Deutsche Bank Trust Company Americas as Trustee is incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on May 21, 2024.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

78 | The AES Corporation | June 30, 2024 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	August 1, 2024	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)