Form 10-Q
period 2024-09-30
AES CORP
filed 2024-10-31
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on October 29, 2024 was 711,027,043.

The AES Corporation
Form 10-Q for the Quarterly Period ended September 30, 2024

1 | The AES Corporation | September 30, 2024 Form 10-Q
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

2 | The AES Corporation | September 30, 2024 Form 10-Q

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

3 | The AES Corporation | September 30, 2024 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2024	December 31, 2023

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,919	$1,426
Restricted cash	563	370
Short-term investments	62	395
Accounts receivable, net of allowance of $32 and $15, respectively	1,868	1,420
Inventory	646	712
Prepaid expenses	134	177
Other current assets, net of allowance of $0 and $14, respectively	1,460	1,387
Current held-for-sale assets	3,874	762
Total current assets	10,526	6,649
NONCURRENT ASSETS
Property, plant and equipment, net of accumulated depreciation of $8,505 and $8,602, respectively	32,354	29,958
Investments in and advances to affiliates	1,162	941
Debt service reserves and other deposits	77	194
Goodwill	348	348
Other intangible assets, net of accumulated amortization of $426 and $498, respectively	1,928	2,243
Deferred income taxes	421	396
Other noncurrent assets, net of allowance of $11 and $9, respectively	2,593	3,259
Noncurrent held-for-sale assets	670	811
Total other assets	7,199	8,192
TOTAL ASSETS	$50,079	$44,799
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,965	$2,199
Accrued interest	328	315
Accrued non-income taxes	257	278
Supplier financing arrangements	698	974
Accrued and other liabilities	1,182	1,334
Recourse debt	1,709	200
Non-recourse debt, including $416 and $1,080, respectively, related to variable interest entities	3,237	3,932
Current held-for-sale liabilities	2,999	499
Total current liabilities	12,375	9,731
NONCURRENT LIABILITIES
Recourse debt	4,840	4,264
Non-recourse debt, including $1,947 and $1,715, respectively, related to variable interest entities	19,666	18,482
Deferred income taxes	1,696	1,245
Other noncurrent liabilities	2,501	3,114
Noncurrent held-for-sale liabilities	457	514
Total noncurrent liabilities	29,160	27,619
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	905	1,464
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at December 31, 2023)	—	838
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 859,709,987 issued and 711,027,043 outstanding at September 30, 2024 and 819,051,591 issued and 669,693,234 outstanding at December 31, 2023)	9	8
Additional paid-in capital	6,949	6,355
Accumulated deficit	(267)	(1,386)
Accumulated other comprehensive loss	(1,595)	(1,514)
Treasury stock, at cost (148,682,944 and 149,358,357 shares at September 30, 2024 and December 31, 2023, respectively)	(1,806)	(1,813)
Total AES Corporation stockholders’ equity	3,290	2,488
NONCONTROLLING INTERESTS	4,349	3,497
Total equity	7,639	5,985
TOTAL LIABILITIES AND EQUITY	$50,079	$44,799
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions, except share and per share amounts)
Revenue:
Non-Regulated	$2,352	$2,571	$6,654	$7,051
Regulated	937	863	2,662	2,649
Total revenue	3,289	3,434	9,316	9,700
Cost of Sales:
Non-Regulated	(1,794)	(1,813)	(5,198)	(5,392)
Regulated	(773)	(703)	(2,224)	(2,298)
Total cost of sales	(2,567)	(2,516)	(7,422)	(7,690)
Operating margin	722	918	1,894	2,010
General and administrative expenses	(57)	(64)	(198)	(191)
Interest expense	(379)	(326)	(1,125)	(966)
Interest income	119	144	312	398
Loss on extinguishment of debt	(1)	—	(11)	(1)
Other expense	(31)	(12)	(153)	(38)
Other income	64	12	120	36
Gain (loss) on disposal and sale of business interests	(1)	—	43	(4)
Asset impairment expense	(79)	(158)	(355)	(352)
Foreign currency transaction gains (losses)	(28)	(100)	2	(209)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	329	414	529	683
Income tax expense	(103)	(109)	(52)	(179)
Net equity in losses of affiliates	(9)	(14)	(21)	(43)
INCOME FROM CONTINUING OPERATIONS	217	291	456	461
Loss from disposal of discontinued businesses	(7)	—	(7)	—
NET INCOME	210	291	449	461
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	292	(60)	670	(118)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$502	$231	$1,119	$343
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$509	$231	$1,126	$343
Loss from discontinued operations, net of tax	(7)	—	(7)	—
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$502	$231	$1,119	$343
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.72	$0.34	$1.60	$0.51
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.01)	—	(0.01)	—
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.71	$0.34	$1.59	$0.51
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.72	$0.32	$1.58	$0.48
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.01)	—	(0.01)	—
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.71	$0.32	$1.57	$0.48
DILUTED SHARES OUTSTANDING	713	712	713	712

See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
NET INCOME	$210	$291	$449	$461
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax benefit of $9, $0, $9, and $0, respectively	36	(44)	(128)	75
Total foreign currency translation adjustments	36	(44)	(128)	75
Derivative activity:
Change in fair value of derivatives, net of income tax benefit (expense) of $65, $(73), $(1), and $(78), respectively	(262)	274	30	276
Reclassification to earnings, net of income tax benefit (expense) of $0, $0, $(7), and $11, respectively	(3)	(1)	18	(49)
Total change in fair value of derivatives	(265)	273	48	227
Pension activity:
Change in pension adjustments due to net actuarial gain for the period, net of $0 income tax for all periods	—	—	1	1
Total pension adjustments	—	—	1	1
Fair value option liabilities activity:
Change in fair value option liabilities due to instrument-specific credit risk, net of $0 income tax for all periods	—	—	3	—
Total change in fair value option liabilities	—	—	3	—
OTHER COMPREHENSIVE INCOME (LOSS)	(229)	229	(76)	303
COMPREHENSIVE INCOME (LOSS)	(19)	520	373	764
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	335	(109)	665	(168)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$316	$411	$1,038	$596
See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2024	1.0	$838	819.1	$8	149.4	$(1,813)	$6,355	$(1,386)	$(1,514)	$3,497
Net income (loss)	—	—	—	—	—	—	—	432	—	(65)
Total foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	—	(38)	(4)
Total change in fair value of derivatives, net of income tax	—	—	—	—	—	—	—	—	135	27
Total change in fair value option liabilities, net of income tax	—	—	—	—	—	—	—	—	3	—
Total other comprehensive income	—	—	—	—	—	—	—	—	100	23
Adjustments to redemption value of redeemable stock of subsidiaries (2)	—	—	—	—	—	—	(6)	—	—	—
Disposition of business interests	—	—	—	—	—	—	—	—	—	(111)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(13)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1
Sales to noncontrolling interests	—	—	—	—	—	—	1	—	—	48
Conversion of Corporate Units to shares of common stock	(1.0)	(838)	40.5	1	—	—	838	—	—	—
Dividends declared on common stock ($0.1725/share)	—	—	—	—	—	—	(116)	—	—	—
Purchase of treasury stock	—	—	—	—	0.1	(3)	3	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.6)	7	(7)	—	—	—
Balance at March 31, 2024	—	$—	859.6	$9	148.9	$(1,809)	$7,068	$(954)	$(1,414)	$3,380
Net income (loss)	—	—	—	—	—	—	—	185	—	(214)
Total foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	—	(87)	(33)
Total change in fair value of derivatives, net of income tax	—	—	—	—	—	—	—	—	92	(15)
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income	—	—	—	—	—	—	—	—	5	(47)
Adjustments to redemption value of redeemable stock of subsidiaries (2)	—	—	—	—	—	—	6	—	—	—
Reclassification of redeemable stock of subsidiaries (3)	—	—	—	—	—	—	—	—	—	670
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(94)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	51
Sales to noncontrolling interests	—	—	—	—	—	—	(9)	—	—	192
Dividends declared on common stock	—	—	—	—	—	—	(7)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.1)	2	9	—	—	—
Balance at June 30, 2024	—	$—	859.6	$9	148.8	$(1,807)	$7,067	$(769)	$(1,409)	$3,938
Net income (loss)	—	—	—	—	—	—	—	502	—	(308)
Total foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	—	23	13
Total change in fair value of derivatives, net of income tax	—	—	—	—	—	—	—	—	(209)	(56)
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(186)	(43)
Reclassification of redeemable stock of subsidiaries (3)	—	—	—	—	—	—	—	—	—	62
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(20)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	2	—	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	233
Sales to noncontrolling interests	—	—	—	—	—	—	(7)	—	—	489
Dividends declared on common stock ($0.1725/share)	—	—	—	—	—	—	(123)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(0.1)	1	10	—	—	—
Balance at September 30, 2024	—	$—	859.7	$9	148.7	$(1,806)	$6,949	$(267)	$(1,595)	$4,349

7 | The AES Corporation

	Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2023	1.0	$838	818.8	$8	150.0	$(1,822)	$6,688	$(1,635)	$(1,640)	$2,067
Net income	—	—	—	—	—	—	—	151	—	52
Total foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	—	33	7
Total change in fair value of derivatives, net of income tax	—	—	—	—	—	—	—	—	(135)	1
Total pension adjustments, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(102)	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(37)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(1)	—	—	1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	2
Sales to noncontrolling interests	—	—	—	—	—	—	(7)	—	—	3
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	4
Dividends declared on common stock ($0.1659/share)	—	—	—	—	—	—	(111)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.5)	7	(12)	—	—	—
Balance at March 31, 2023	1.0	$838	818.8	$8	149.5	$(1,815)	$6,557	$(1,484)	$(1,742)	$2,101
Net income (loss)	—	—	—	—	—	—	—	(39)	—	42
Total foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	—	74	4
Total change in fair value of derivatives, net of income tax	—	—	—	—	—	—	—	—	101	—
Total other comprehensive income	—	—	—	—	—	—	—	—	175	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(90)
Sales to noncontrolling interests	—	—	—	—	—	—	(17)	—	—	209
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.1)	1	10	—	—	—
Balance at June 30, 2023	1.0	$838	818.8	$8	149.4	$(1,814)	$6,550	$(1,523)	$(1,567)	$2,266
Net income	—	—	—	—	—	—	—	231	—	68
Total foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	—	(36)	(7)
Total change in fair value of derivatives, net of income tax	—	—	—	—	—	—	—	—	216	(3)
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	180	(10)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(7)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	25	—	—	(46)
Sales to noncontrolling interests	—	—	—	—	—	—	(21)	—	(23)	206
Dividends declared on AES common stock ($0.1659/share)	—	—	—	—	—	—	(111)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.3	—	—	—	6	—	—	—
Balance at September 30, 2023	1.0	$838	819.1	$8	149.4	$(1,814)	$6,449	$(1,292)	$(1,410)	$2,477

(1) Excludes redeemable stock of subsidiaries. See Note 11—Redeemable Stock of Subsidiaries.
(2) Adjustment to record the redeemable stock of a tax equity partnership at AES Clean Energy Development at redemption value.
(3) Related to the reclassification of AES Clean Energy Development common stock and the Chevelon Butte Phase II, Kuihelani, and Silver Peak tax equity partnerships from Redeemable stock of subsidiaries to Noncontrolling interests. See Note 11—Redeemable Stock of Subsidiaries.

See Notes to Condensed Consolidated Financial Statements.

8 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

	(in millions)
OPERATING ACTIVITIES:
Net income	$449	$461
Adjustments to net income:
Depreciation and amortization	926	836
Emissions allowance expense	144	211
Loss (gain) on realized/unrealized derivatives	(194)	79
Loss (gain) on disposal and sale of business interests	(43)	4
Impairment expense	355	358
Loss on realized/unrealized foreign currency	92	184
Deferred income tax expense (benefit), net of tax credit transfers	423	(102)
Other	81	118
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(576)	16
(Increase) decrease in inventory	58	253
(Increase) decrease in prepaid expenses and other current assets	120	76
(Increase) decrease in other assets	177	(4)
Increase (decrease) in accounts payable and other current liabilities	34	(187)
Increase (decrease) in income tax payables, net and other tax payables	(514)	(67)
Increase (decrease) in other liabilities	132	73
Net cash provided by operating activities	1,664	2,309
INVESTING ACTIVITIES:
Capital expenditures	(5,665)	(5,295)
Acquisitions of business interests, net of cash and restricted cash acquired	(79)	(311)
Proceeds from the sale of business interests, net of cash and restricted cash sold	11	98
Sale of short-term investments	731	1,002
Purchase of short-term investments	(725)	(764)
Contributions and loans to equity affiliates	(71)	(147)
Purchase of emissions allowances	(157)	(161)
Other investing	(134)	(95)
Net cash used in investing activities	(6,089)	(5,673)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	5,652	3,939
Repayments under the revolving credit facilities	(4,051)	(2,730)
Commercial paper borrowings (repayments), net	611	604
Issuance of recourse debt	950	1,400
Issuance of non-recourse debt	5,199	1,784
Repayments of non-recourse debt	(3,311)	(1,262)
Payments for financing fees	(88)	(76)
Purchases under supplier financing arrangements	1,211	1,307
Repayments of obligations under supplier financing arrangements	(1,412)	(1,099)
Distributions to noncontrolling interests	(165)	(173)
Contributions from noncontrolling interests	137	63
Sales to noncontrolling interests	869	371
Dividends paid on AES common stock	(361)	(333)
Payments for financed capital expenditures	(29)	(8)
Other financing	(25)	(47)
Net cash provided by financing activities	5,187	3,740
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(47)	(108)
Increase in cash, cash equivalents and restricted cash of held-for-sale businesses	(146)	(20)
Total increase in cash, cash equivalents and restricted cash	569	248
Cash, cash equivalents and restricted cash, beginning	1,990	2,087
Cash, cash equivalents and restricted cash, ending	$2,559	$2,335
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$1,103	$735
Cash payments for income taxes, net of refunds	270	267
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Corporate Units to shares of common stock (see Note 12)	838	—
Liabilities derecognized upon completion of remaining performance obligation for sale of Warrior Run receivables (see Note 14)	273	—
Noncash recognition of new operating and financing leases	240	187
Noncash contributions from noncontrolling interests	213	60
Initial recognition of contingent consideration for acquisitions	14	215
See Notes to Condensed Consolidated Financial Statements.

9 | Notes to Condensed Consolidated Financial Statements | September 30, 2024 and 2023
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of expected results for the year ending December 31, 2024. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and notes thereto, which are included in the 2023 Form 10-K filed with the SEC on February 26, 2024 (the “2023 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,919	$1,426
Restricted cash	563	370
Debt service reserves and other deposits	77	194
Cash, Cash Equivalents, and Restricted Cash	$2,559	$1,990
ASC 450—Liabilities—Supplier Finance Programs — With some purchases, AES enters into supplier financing arrangements. The Company generally uses an intermediary entity between the supplier and the Company, but sometimes enters into these agreements directly with the supplier, with the goal of securing improved payment terms. These arrangements are included in Supplier financing arrangements on the Condensed Consolidated Balance Sheets as the amounts are all due in less than a year; the related interest expense is recorded on the Condensed Consolidated Statements of Operations within Interest expense. The Company had supplier financing arrangements with a total outstanding balance of $698 million and $974 million, as of September 30, 2024, and December 31, 2023, respectively. The agreements ranged from less than $1 million to $62 million with a weighted average interest rate of 6.93% as of September 30, 2024; as of December 31, 2023, the agreements ranged from less than $1 million to $69 million with a weighted average interest rate of 7.51%. Of the amounts outstanding under supplier financing arrangements, $447 million and $814 million were guaranteed by the Company as of September 30, 2024 and December 31, 2023, respectively.
Tax Credit Transferability — The U.S Inflation Reduction Act of 2022 (the “IRA”) allows us to directly transfer investment tax credits (“ITCs”) to unrelated tax credit buyers. The Company accounts for tax credits that it will retain or transfer under ASC 740—Income Taxes, as tax benefit throughout the year the renewables project is placed in service. During the nine months ended September 30, 2024, the Company executed agreements to transfer ITCs directly to third parties for $351 million, of which $173 million was allocated to AES and recorded as an income tax benefit to AES, and $178 million was allocated to noncontrolling interests and treated as a contribution from noncontrolling interests. The Company received proceeds from these tax credit transfers of $227 million during the nine months ended September 30, 2024, and the remaining $124 million during October 2024. The receipt of cash from the transfer of tax credits is treated as an operating cash flow on the Condensed Consolidated Statements of Cash Flows.

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023

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

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023

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
		The amendments in this Update are effective for fiscal years beginning after December 15, 2024	This ASU only affects disclosures, which will be provided when the amendment becomes effective.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the dates indicated (in millions):

	September 30, 2024	December 31, 2023
Fuel and other raw materials	$320	$424
Spare parts and supplies	326	288
Total	$646	$712
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

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit (1)	$—	$295	$—	$295	$—	$360	$—	$360
Government debt securities	—	3	—	3	—	—	—	—
Total debt securities	—	298	—	298	—	360	—	360
EQUITY SECURITIES:
Mutual funds	52	—	—	52	46	—	—	46
Common stock	4	—	—	4	—	—	—	—
Total equity securities	56	—	—	56	46	—	—	46
DERIVATIVES:
Interest rate derivatives	—	131	—	131	—	182	2	184
Cross-currency derivatives	—	10	—	10	—	—	—	—
Foreign currency derivatives	—	34	56	90	—	15	59	74
Commodity derivatives	—	525	3	528	—	127	1	128
Total derivatives — assets (2)	—	700	59	759	—	324	62	386
TOTAL ASSETS	$56	$998	$59	$1,113	$46	$684	$62	$792
Liabilities
Contingent consideration	$—	$—	$163	$163	$—	$—	$165	$165
DERIVATIVES:
Interest rate derivatives	—	164	4	168	—	102	6	108
Cross-currency derivatives	—	11	—	11	—	63	—	63
Foreign currency derivatives	—	17	—	17	—	19	—	19
Commodity derivatives	—	399	76	475	—	145	111	256
Total derivatives — liabilities (2)	—	591	80	671	—	329	117	446
TOTAL LIABILITIES	$—	$591	$243	$834	$—	$329	$282	$611
_____________________________
(1)Includes $292 million reported in Current held-for-sale assets on the Condensed Consolidated Balance Sheets related to AES Brasil as of September 30, 2024.
(2)Includes $234 million of derivative assets reported in Current held-for-sale assets and $236 million of derivative liabilities reported in Current held-for-sale liabilities on the Condensed Consolidated Balance Sheets related to AES Brasil as of September 30, 2024.
As of September 30, 2024, all available-for-sale debt securities had stated maturities within one year. There were no other-than-temporary impairments of marketable securities during the three and nine months ended September 30, 2024. The level 3 contingent consideration relates mainly to the acquisition of Bellefield in June 2023. Credit-related impairments are recognized in earnings under ASC 326. Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities during the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross proceeds from sale of available-for-sale securities	$189	$308	$683	$1,047
The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and 2023 (derivative balances are presented net), in millions. Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023

	Derivative Assets and Liabilities
Three Months Ended September 30, 2024	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at July 1, 2024	$(2)	$60	$(71)	$(162)	$(175)
Total realized and unrealized gains (losses):
Included in earnings	—	5	—	(8)	(3)
Included in other comprehensive income (loss) — derivative activity	(2)	1	(1)	—	(2)
Settlements	—	(10)	(1)	7	(4)
Balance at September 30, 2024	$(4)	$56	$(73)	$(163)	$(184)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(3)	$—	$—	$(3)

	Derivative Assets and Liabilities
Three Months Ended September 30, 2023	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at July 1, 2023	$(1)	$63	$(78)	$(274)	$(290)
Total realized and unrealized gains (losses):
Included in earnings	—	(6)	(3)	(1)	(10)
Included in other comprehensive income (loss) — derivative activity	5	(2)	7	—	10
Acquisitions	—	—	—	3	3
Settlements	—	(9)	(2)	5	(6)
Transfers of assets, net out of Level 3	(4)	—	—	—	(4)
Balance at September 30, 2023	$—	$46	$(76)	$(267)	$(297)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(13)	$(3)	$(1)	$(17)

	Derivative Assets and Liabilities
Nine Months Ended September 30, 2024	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2024	$(4)	$59	$(110)	$(165)	$(220)
Total realized and unrealized gains (losses):
Included in earnings	—	19	4	(3)	20
Included in other comprehensive income (loss) — derivative activity	—	6	31	—	37
Included in regulatory (assets) liabilities	—	—	5	—	5
Acquisitions	—	—	—	(14)	(14)
Settlements	—	(28)	(3)	19	(12)
Balance at September 30, 2024	$(4)	$56	$(73)	$(163)	$(184)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(3)	$6	$—	$3

	Derivative Assets and Liabilities
Nine Months Ended September 30, 2023	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2023	$—	$64	$(47)	$(48)	$(31)
Total realized and unrealized gains (losses):
Included in earnings	—	—	(3)	(9)	(12)
Included in other comprehensive income (loss) — derivative activity	2	—	(20)	—	(18)
Included in regulatory (assets) liabilities	—	—	(2)	—	(2)
Acquisitions	—	—	—	(215)	(215)
Settlements	—	(18)	(5)	5	(18)
Transfers of (assets) liabilities, net out of Level 3	(2)	—	1	—	(1)
Balance at September 30, 2023	$—	$46	$(76)	$(267)	$(297)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(14)	$(4)	$(9)	$(27)

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of September 30, 2024 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Average)
Interest rate	$(4)	Subsidiary credit spread	0.8% to 3.2% (2.3%)
Foreign currency:
Argentine peso	56	Argentine peso to U.S. dollar currency exchange rate after one year	1,254 to 1,456 (1,351)
Commodity:
CAISO energy swap	(75)	Forward energy prices per MWh after 2030	$11.85 to $132.09 ($65.40)
Other	2
Total	$(21)
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

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Nine Months Ended September 30, 2024			Level 1	Level 2	Level 3
Held-for-sale businesses: (2)
Mong Duong	3/31/2024	$450	$—	$413	$—	$37
AES Brasil (3)	5/15/2024	1,556	—	1,352	—	217
Mong Duong (5)	6/30/2024	390	—	389	—	6
AES Brasil (4)	9/30/2024	1,351	—	1,313	—	60
Mong Duong (5)	9/30/2024	407	—	400	—	11

	Measurement Date	Carrying Amount (1)	Fair Value
Nine Months Ended September 30, 2023			Level 1	Level 2	Level 3	Pre-tax Loss
Long-lived asset groups held and used:
Norgener (6)	5/1/2023	$196	$—	$—	$24	$137
GAF Projects (AES Renewable Holdings)	5/31/2023	29	—	—	11	18
TEG	7/31/2023	170	—	—	93	77
TEP	7/31/2023	153	—	—	94	59
Held-for-sale businesses: (2)
Jordan (7)	3/31/2023	$179	$—	$170	$—	$14
Jordan (7)	6/30/2023	179	—	170	—	15
Jordan (7)	9/30/2023	178	—	170	—	14
_____________________________
(1)Represents the carrying values of the asset groups at the dates of measurement, before fair value adjustment.
(2)See Note 18—Held-for-Sale and Dispositions for further information.
(3)The pre-tax loss recognized was calculated using the fair value of the AES Brasil disposal group less costs to sell of $13 million. For purposes of the impairment analysis, the Company used the carrying value of the disposal group as of April 30, 2024. A subsequent impairment analysis was performed as of June 30, 2024 and no additional impairment was identified.
(4)The pre-tax loss recognized was calculated using the fair value of the AES Brasil disposal group less costs to sell of $22 million.
(5)The pre-tax loss recognized was calculated using the fair value of the Mong Duong disposal group less costs to sell of $5 million for both the June 30, 2024 and September 30, 2024 measurement dates.
(6)The Norgener asset group includes long-lived assets, inventory, land, and other working capital, however per ASC 360-10, the pre-tax impairment expense is limited to the carrying amount of the long-lived assets. See Note 16—Asset Impairment Expense for further information. The Company evaluated the carrying amount of the assets outside the scope of ASC 360-10 and determined that the carrying value of the other assets should not be reduced.

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
(7)The pre-tax loss recognized was calculated using the fair value of the Jordan disposal group less costs to sell of $5 million, $6 million, and $6 million for the March 31, 2023, June 30, 2023, and September 30, 2023 measurement dates, respectively.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets held and used measured on a nonrecurring basis during the nine months ended September 30, 2023 (in millions, except range amounts):

Nine Months Ended September 30, 2023	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived asset groups held and used:
TEP	$94	Discounted cash flow	Annual revenue growth	(31)% to 6% (-2%)
			Annual variable margin	22% to 37% (26%)
			Discount rate	14% to 25% (14%)
TEG	93	Discounted cash flow	Annual revenue growth	(7)% to 9% (0%)
			Annual variable margin	14% to 33% (20%)
			Discount rate	14% to 25% (14%)
Norgener (1)	24	Discounted cash flow	Annual revenue growth	(90)% to 994% (85%)
			Annual variable margin	(75)% to 276% (16%)
GAF Projects (AES Renewable Holdings)	11	Discounted cash flow	Annual revenue growth	(42)% to 44% (1%)
			Discount rate	9%
Total	$222
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

		September 30, 2024
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$97	$166	$—	$—	$166
Liabilities:	Non-recourse debt	22,483	23,150	—	20,919	2,231
	Recourse debt	6,549	6,459	—	6,459	—

		December 31, 2023
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$193	$239	$—	$—	$239
Liabilities:	Non-recourse debt	22,144	22,174	—	20,676	1,498
	Recourse debt	4,464	4,210	—	4,210	—
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

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of September 30, 2024, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity
Interest rate	$10,010	2059
Cross-currency swaps (Brazilian real)	404	2026
Foreign currency:
Brazilian real	392	2026
Chilean peso	165	2027
Mexican peso	112	2025
Euro	95	2026
Colombian peso	41	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	213	2029
Power (in MWhs)	51	2040
Coal (in Metric Tons)	11	2027
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of the Company’s derivative assets and liabilities as of the dates indicated (in millions):

Fair Value	September 30, 2024			December 31, 2023
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$131	$—	$131	$184	$—	$184
Cross-currency derivatives	10	—	10	—	—	—
Foreign currency derivatives	21	69	90	23	51	74
Commodity derivatives	1	527	528	—	128	128
Total assets (1)	$163	$596	$759	$207	$179	$386
Liabilities
Interest rate derivatives	$168	$—	$168	$108	$—	$108
Cross-currency derivatives	11	—	11	63	—	63
Foreign currency derivatives	9	8	17	5	14	19
Commodity derivatives	78	397	475	107	149	256
Total liabilities (1)	$266	$405	$671	$283	$163	$446

	September 30, 2024		December 31, 2023
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$531	$363	$216	$152
Noncurrent	228	308	170	294
Total (1)	$759	$671	$386	$446
_____________________________
(1)Includes $234 million of derivative assets reported in Current held-for-sale assets and $236 million of derivative liabilities reported in Current held-for-sale liabilities on the Condensed Consolidated Balance Sheets related to AES Brasil as of September 30, 2024.

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings on the Company’s derivative instruments for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(337)	$358	$3	$380
Foreign currency derivatives	10	(18)	—	(6)
Commodity derivatives	1	7	29	(20)
Total	$(326)	$347	$32	$354
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives	$2	$(2)	$(28)	$47
Foreign currency derivatives	1	(1)	3	(4)
Commodity derivatives	—	4	—	17
Total	$3	$1	$(25)	$60
Gains (losses) on fair value hedging relationship
Cross-currency derivatives	$4	$29	$(2)	$(57)
Hedged items	4	1	(1)	54
Total	$8	$30	$(3)	$(3)
Gains reclassified from AOCL to earnings due to change in forecast	$—	$—	$11	$14
Gains (losses) recognized in earnings
Not designated as hedging instruments:
Interest rate derivatives	$—	$—	$1	$—
Foreign currency derivatives	(12)	3	46	3
Commodity derivatives and other	65	74	158	265
Total	$53	$77	$205	$268
Reclassifications from AOCL to earnings are forecasted to decrease pre-tax income from continuing operations for the twelve months ended September 30, 2025 by $22 million.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents long-term financing receivables, excluding lease receivables, by country as of the dates indicated (in millions):

	September 30, 2024			December 31, 2023
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
U.S.	$47	$—	$47	$149	$—	$149
Chile	41	—	41	33	—	33
Other	9	—	9	11	—	11
Total (1)	$97	$—	$97	$193	$—	$193
_____________________________
(1)Mong Duong loan receivable, which was classified in held-for-sale assets on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, is excluded from the table above. See Note 14—Revenue for further information.
U.S. — AES has recorded non-current receivables pertaining to the sale of the Redondo Beach land. The anticipated collection period extends beyond September 30, 2025. As of December 31, 2023, a significant financing receivable existed for the Warrior Run PPA termination agreement where $108 million was recorded in Other non-current assets on the Consolidated Balance Sheets. On February 1, 2024, the Company executed an agreement to sell all remaining future cash flows under the termination agreement. At the time of execution, the transaction was considered a sale of future revenue under U.S. GAAP. Upon completion of the remaining performance obligation in May 2024, the corresponding receivable balance of $267 million, net of valuation allowance of $7 million, was derecognized. See Note 14—Revenue for further details regarding the Warrior Run PPA termination agreement.
Chile — AES Andes has recorded receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government in October 2019, August 2022, and April 2024, in conjunction with the Tariff Stabilization Laws. Historically, the government updated the prices for these contracts every six months to reflect the contracts' indexation to exchange rates and commodities prices. The Tariff Stabilization Laws do not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewables contracts are incorporated to supply regulated contracts. Consequently, costs incurred in excess of the July 1, 2019 price are

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
accumulated and borne by generators. As of September 30, 2024, AES Andes aims to reduce its exposure through the sale of receivables.
On August 14, 2023, AES Andes executed an agreement to sell up to $227 million of receivables pursuant to the Stabilization Funds, of which $151 million was sold and collected as of September 30, 2024. Through different agreements and programs, as of September 30, 2024, $7 million of current receivables and $5 million of noncurrent receivables were recorded in Accounts receivable and Other noncurrent assets, respectively. Additionally, $36 million of payment deferrals granted to mining customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at September 30, 2024.
In October 2024, AES Andes sold and collected $217 million of receivables pursuant to the Stabilization Funds. As of September 30, 2024, these receivables were recorded in Accounts receivable on the Condensed Consolidated Balance Sheet.
6. ALLOWANCE FOR CREDIT LOSSES
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

Nine Months Ended September 30, 2024	Accounts Receivable	Mong Duong Loan Receivable (1)	Argentina Receivables	Other (2)	Total
CECL reserve balance at beginning of period	$15	$26	$7	$16	$64
Current period provision	22	—	—	5	27
Write-offs charged against allowance	(5)	—	—	(8)	(13)
Recoveries collected	1	(2)	—	—	(1)
Foreign exchange	(1)	—	(1)	(1)	(3)
CECL reserve balance at end of period	$32	$24	$6	$12	$74

Nine Months Ended September 30, 2023	Accounts Receivable	Mong Duong Loan Receivable	Argentina Receivables	Lease Receivable (3)	Other	Total
CECL reserve balance at beginning of period	$4	$28	$31	$20	$1	$84
Current period provision	14	—	—	—	11	25
Write-offs charged against allowance	(12)	—	—	(20)	—	(32)
Recoveries collected	2	(2)	—	—	—	—
Foreign exchange	—	—	(15)	—	—	(15)
CECL reserve balance at end of period	$8	$26	$16	$—	$12	$62
_____________________________
(1)Mong Duong loan receivable credit losses allowance was classified in held-for-sale assets on the Condensed Consolidated Balance Sheet as of September 30, 2024.
(2)Primarily relates to credit losses allowance at AES Brasil which was classified in held-for-sale assets on the Condensed Consolidated Balance Sheet as of September 30, 2024.
(3)Lease receivable credit losses allowance at Southland Energy (AES Gilbert).
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates		Majority-Owned Unconsolidated Subsidiaries
Nine Months Ended September 30,	2024	2023	2024	2023
Revenue	$2,067	$2,089	$1	$1
Operating income (loss)	48	(21)	(1)	(1)
Net loss	(143)	(129)	(1)	(1)
Net loss attributable to affiliates	(64)	(111)	(1)	(1)

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
Jordan — In March 2024, the Company completed the sale of approximately 26% ownership interest in Amman East and IPP4 for a sale price of $58 million. After adjusting for dividends received since the execution of the sale and purchase agreement, the Company received a net cash payment of $45 million. After completion of the sale, the Company retained 10% ownership interest in each of the businesses, which are accounted for as equity method investments. See Note 18—Held-for-Sale and Dispositions for further information. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
Uplight — In February 2024, Uplight acquired AutoGrid, a market leader in the Virtual Power Plant space, from Schneider Electric. As part of the transaction, Schneider contributed an additional $40 million to Uplight, and Uplight issued approximately 91 million additional common units to Schneider as consideration for the acquisition. No incremental investment was required from AES or any other investor. As a result, AES' 29.41% ownership interest in Uplight was diluted to 24.65%. The transaction was accounted for as a partial disposition in which AES recognized a gain of $52 million in Gain (loss) on disposal and sale of business interests. As the Company still does not control but has significant influence over Uplight after the transaction, it continues to be accounted for as an equity method investment and is reported in the New Energy Technologies SBU reportable segment.
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
Alto Maipo — In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore does not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of September 30, 2024, the fair value is insignificant. Alto Maipo is reported in the Energy Infrastructure SBU reportable segment.

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
8. DEBT
Recourse Debt
Term Loan due 2024 — In September 2024, the Company executed an amendment to its term loan agreement, under which it had borrowed $200 million on September 30, 2022. Under such amendment, the maturity date of the term loan agreement was extended from September 30, 2024 to December 31, 2024.
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
Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The commercial paper program is backed by the Company's $1.5 billion revolving credit facility, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. For the nine months ended September 30, 2024, the Company borrowed approximately $43.7 billion and repaid approximately $43.1 billion under the commercial paper program, with average daily outstanding borrowings of $625 million. As of September 30, 2024, the Company had $530 million outstanding drawings under its revolving credit facility, and $611 million outstanding borrowings under the commercial paper program with a weighted average interest rate of 5.42%. The Notes are classified as current.
Non-Recourse Debt
During the nine months ended September 30, 2024, the Company’s following subsidiaries had significant debt issuances (in millions):

Subsidiary	Issuances (1)
AES Clean Energy	$1,760
AES Indiana (2)	1,350
AES Andes	1,191
_____________________________
(1)     These amounts do not include revolving credit facility activity at the Company’s subsidiaries.
(2)     Issuances relate to both AES Indiana and its parent company, IPALCO.

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
AES Clean Energy — In July 2024, AES Clean Energy Development executed a construction loan that includes letters of credit to further support the construction and operation of certain projects. As of September 30, 2024, there were $456 million in borrowings under the agreement at a 6.59% interest rate, maturing in April 2025.
In December 2023, Bellefield Portfolio Seller, LLC and Bellefield 1 Finco, LLC, subsidiaries of AES Clean Energy Development, executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $2.4 billion due in 2026. As of September 30, 2024, there was $1.6 billion in outstanding borrowings under the facilities, and the net proceeds were used primarily to repay existing indebtedness and to fund development of renewables projects.
In December 2022, AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and energy storage projects that are owned by the Issuers. On December 13, 2022, the Issuers entered into the Note Purchase Agreement for the issuance of up to $647 million of 6.55% Senior Notes due in 2047. The notes were sold on December 14, 2022, at par for $647 million. The Issuers have executed amendments to the Note Purchase Agreement, which have resulted in an aggregate principal amount of notes issued of $1.4 billion as of September 30, 2024, including $491 million of 6.81% notes issued in 2024. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. As a result of the notes issued in 2024, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $300 million, resulting in an aggregate carrying amount of notes of $552 million as of September 30, 2024.
In 2021, AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements with aggregate commitments of $1.2 billion and maturity dates in December 2024 and September 2025. The Borrowers executed amendments to the revolving credit facilities, which resulted in an aggregate increase in the commitments of $2.6 billion, bringing the total commitments under the new agreements to $3.8 billion. Under 2024 amendments, the maturity dates of the Credit Agreements were extended to May 2027 and June 2028. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $1.2 billion in 2024, resulting in total commitments used under the revolving credit facilities, as of September 30, 2024, of $3.5 billion. As of September 30, 2024, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $3.7 billion.
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
AES Puerto Rico — On June 1, 2023, AES Puerto Rico was unable to pay principal and interest obligations on its Series A Bond Loans due to insufficient funds resulting from financial difficulties at the business. AES Puerto Rico signed forbearance and standstill agreements with its noteholders in July 2023 because of the insufficiency of funds to meet these obligations. On March 5, 2024, AES Puerto Rico and its noteholders executed a financial restructuring, under which the $156 million (including interest) of 6.625% Series A Bond Loans due 2026 was exchanged for $112 million of 6.625% senior secured bonds due January 2028 and $44 million of preferred shares in AES Puerto Rico. The preferred shares bear interest at 3.125% and contains an option whereby AES may call the preferred shares to be converted into 99.9% of the ordinary shares of AES Puerto Rico between December 30, 2025 and December 30, 2027, or would have the option to settle the preferred shares in cash. The noteholders also provided a $23 million bridge loan due March 2026 bearing interest at prime plus 4%. AES Puerto Rico is required to make mandatory prepayments through cash sweeps based on excess cash (as defined in the loan agreements) available from operations on the bridge loan, senior secured bonds, and preferred shares interest. The financial restructuring was accounted for as a troubled debt restructuring in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors” as AES Puerto Rico was experiencing financial difficulties and the lenders granted a concession. No gain was recognized for the nine months ended September 30, 2024 as a result of this transaction. As of September 30, 2024, cash settlement of the preferred shares is contingent, as the amounts would not be required to be settled in cash if the option to settle the preferred shares with common shares is exercised.

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
AES Indiana — In March 2024, AES Indiana issued $650 million aggregate principal of 5.70% First Mortgage Bonds due April 2054. The net proceeds from this issuance were used to repay existing indebtedness, including its unsecured $300 million term loan due in November 2024 and amounts outstanding under its $350 million revolving credit agreement maturing in December 2027, and for general corporate purposes.
In March 2024, IPALCO issued $400 million aggregate principal of 5.75% senior secured notes due April 2034. In April 2024, the net proceeds from this issuance, together with cash on hand, were used to redeem the outstanding $405 million of IPALCO’s 3.70% senior secured notes due in September 2024.
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
As of September 30, 2024 and December 31, 2023, approximately $441 million and $341 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. These amounts were included within Restricted cash and Debt service reserves and other deposits in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, approximately $116 million and $90 million, respectively, of the restricted cash balances were for collateral held to cover potential liability for current and future insurance claims being assumed by AGIC, AES' captive insurance company.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $1.1 billion at September 30, 2024.
The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of September 30, 2024. Due to the defaults, these amounts are included in the current portion of non-recourse debt unless otherwise indicated:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets (Liabilities)
AES Puerto Rico	Payment	$174	$(122)
AES Mexico Generation Holdings (TEG and TEP)	Covenant	127	29
AES Ilumina (Puerto Rico)	Covenant	23	30
AES Jordan Solar	Covenant	6	11
Lafayette Solar (AES Clean Energy Development) (1)	Covenant	—	1
Total		$330
____________________________
(1)     Debt in default at Lafayette Solar (AES Clean Energy Development) is less than $1 million.
AES Puerto Rico is in payment default on its long-term debt and preferred shares due to failure to implement the cash sweep mechanism in accordance with the terms of the loan agreements. AES Puerto Rico is working with the noteholders to resolve this matter. All other subsidiary defaults listed are not payment defaults, but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents of the applicable subsidiary.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters and has an outstanding principal in excess of $200 million in default. As of September 30, 2024, the Company’s subsidiaries had no defaults which resulted in a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
9. COMMITMENTS AND CONTINGENCIES
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
The following table summarizes the Parent Company’s contingent contractual obligations as of September 30, 2024. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$4,287	90	<$1 — 970
Letters of credit under bilateral agreements	290	8	$11 — 58
Letters of credit under the unsecured credit facilities	237	32	<$1 — 70
Letters of credit under the revolving credit facility	24	8	<$1 — 6
Surety bonds	2	2	<$1 — 1
Total	$4,840	140
During the nine months ended September 30, 2024, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Subsidiary Guarantees and Letters of Credit — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, certain of the Company's subsidiaries have expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events, or are customary payment guarantees for amounts due under existing contracts in the normal course of business. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of September 30, 2024, the maximum undiscounted potential exposure to guarantees issued by our subsidiaries was $2.6 billion, including $1.6 billion of customary payment guarantees under EPC contracts and other agreements, and $996 million of tax equity financing related guarantees. In addition, as of September 30, 2024, our subsidiaries had $1.9 billion of letters of credit outstanding.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended September 30, 2024 and December 31, 2023, the Company recognized liabilities of $2 million and $9 million for projected environmental remediation costs, respectively. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of September 30, 2024. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be immaterial. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $5 million and $17 million as of September 30, 2024 and December 31, 2023, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2024. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $51 million and $80 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Revenue	2024	2023	2024	2023
Non-variable lease revenue	$90	$111	$327	$336
Variable lease revenue	19	22	50	54
Total lease revenue	$109	$133	$377	$390
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment on the Condensed Consolidated Balance Sheets as of the dates indicated (in millions):

Property, Plant and Equipment, Net	September 30, 2024	December 31, 2023
Gross assets	$1,209	$1,227
Less: Accumulated depreciation	(216)	(182)
Net assets	$993	$1,045
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, and lack of performance on energy delivery. The Company has not recognized any early terminations as of September 30, 2024. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of September 30, 2024 for the remainder of 2024 through 2028 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2024	$11	$84
2025	40	335
2026	40	221
2027	40	123
2028	40	—
Thereafter	646	1
Total	$817	$764
Less: Imputed interest	(361)
Present value of total lease receipts	$456

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
Battery Storage Lease Arrangements — The Company constructs and operates projects consisting only of a stand-alone BESS facility, as well as projects that pair a BESS with solar energy systems. These projects allow more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. These arrangements include both lease and non-lease elements under ASC 842, with the BESS component typically constituting a sales-type lease. The Company recognized lease revenue on sales-type leases through interest income of $7 million and $15 million for the three and nine months ended September 30, 2024 and $3 million and $10 million for the three and nine months ended September 30, 2023, respectively.
The Company recorded net losses at commencement of sales-type leases of $67 million for the nine months ended September 30, 2024. No gains or losses were recorded for the three months ended September 30, 2024, or the three and nine months ended September 30, 2023. Gains and losses at commencement of sales-type leases are recognized in Other income and Other expense, respectively, in the Condensed Consolidated Statement of Operations. See Note 15—Other Income and Expense for further information.
11. REDEEMABLE STOCK OF SUBSIDIARIES
Equity securities with redemption features that are not solely within the control of the issuer are classified as temporary equity and recorded in Redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheets. Generally, these instruments are initially measured at fair value and are subsequently adjusted for income and dividends allocated to the noncontrolling interest. Subsequent measurement may vary depending on whether the instrument is probable of becoming redeemable. For those securities that are currently redeemable or where it is probable that the instrument will become redeemable, any changes from the carrying value to redemption value are recognized in temporary equity against Additional paid-in capital. When the instrument is not probable of becoming redeemable, no adjustment to the carrying value is recognized.
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the dates indicated (in millions):

	September 30, 2024	December 31, 2023
IPALCO common stock	$820	$773
AES Clean Energy tax equity partnerships	68	129
Potengi common and preferred stock	17	18
AES Clean Energy Development common stock	—	544
Total redeemable stock of subsidiaries	$905	$1,464
AES Clean Energy Development — As part of the formation of AES Clean Energy Development in February 2021, the noncontrolling interest partner received certain partnership rights that would enable them to exit in the future. As a result, the noncontrolling ownership interest was considered temporary equity. In May 2024, these redemption features expired without being exercised and the noncontrolling ownership interest of $577 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Condensed Consolidated Balance Sheets. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
AES Clean Energy Tax Equity Partnerships — The majority of solar projects in the U.S. have been financed with tax equity structures, in which tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. In some cases, these agreements contain certain partnership rights, though not currently in effect, that may enable the tax equity investor to exit in the future. As a result, the noncontrolling ownership interest is considered temporary equity. During the nine months ended September 30, 2024, AES Clean Energy, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to Redeemable stock of subsidiaries of $172 million.
During the second and third quarters of 2024, the Chevelon Butte Phase II, Kuihelani, and Silver Peak renewables projects reached commercial operations. The redemption features of these partnerships expired upon the projects being placed in service. As a result, noncontrolling ownership interests of $155 million were reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Condensed Consolidated Balance Sheets. AES Clean Energy is reported in the Renewables SBU reportable segment.
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

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
12. EQUITY
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
During the nine months ended September 30, 2024 and 2023, AES Clean Energy Development and AES Renewable Holdings, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to NCI of $599 million and $292 million, respectively.
In the third quarter of 2023, AES Renewable Holdings completed buyouts of tax equity partners at Buffalo Gap I, Buffalo Gap II and six other project companies, resulting in a decrease to NCI of $45 million and an increase to additional paid-in capital of $34 million. AES Clean Energy Development and AES Renewable Holdings are reported in the Renewables SBU reportable segment.

27 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
Hardy Hills Solar — In May 2024, the Hardy Hills solar project reached commercial operations and AES Indiana received an additional $47 million from the tax equity investor, resulting in an increase to NCI. AES Indiana is reported in the Utilities SBU reportable segment.
AES Puerto Rico Solar — In May 2024, AES CFE Holding II entered into an agreement for the sale of a 30% ownership interest in the Marahu project for $35 million, resulting in an increase to NCI. As the Company maintained control after this transaction, AES Puerto Rico Solar continues to be consolidated by the Company within the Renewables SBU reportable segment.
Chile Renovables — Under its renewables partnership agreement with Global Infrastructure Management, LLC (“GIP”), AES Andes will contribute a specified pipeline of renewables development projects to Chile Renovables as the projects reach commercial operations, and GIP may make additional contributions to maintain its 49% ownership interest. During the nine months ended September 30, 2023 and 2024, AES Andes completed the sale of the following projects to Chile Renovables (in millions):

Business	Transaction Period	Sale Price	Increase to Noncontrolling Interests	Decrease to Additional Paid-In Capital
Mesamávida	February 2024	$40	$51	$(11)
Campo Lindo	September 2023	50	59	(9)
As the Company maintained control after these transactions, Chile Renovables continues to be consolidated by the Company within the Energy Infrastructure SBU reportable segment.
AES Panama — In September 2023, AES Latin America completed the sale of its interest in the Grupo Energía Gas Panamá joint venture to AES Panama, a 49%-owned consolidated subsidiary. See Note 7—Investments in and Advances to Affiliates for further information. As a result of the transaction, AES Panama received $42 million from noncontrolling interest holders and the Company reclassified accumulated other comprehensive income from AOCL to NCI of $23 million. AES Panama is reported in the Renewables SBU reportable segment however the investment in Grupo Energía Gas Panamá is reported in the Energy Infrastructure SBU reportable segment.
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the nine months ended September 30, 2024 (in millions):

	Foreign currency translation adjustments, net	Change in fair value of derivatives, net	Pension adjustments, net	Change in fair value option liabilities, net	Total
Balance at the beginning of the period	$(1,692)	$204	$(26)	$—	$(1,514)
Other comprehensive income (loss) before reclassifications	(102)	4	—	3	(95)
Amount reclassified to earnings	—	14	—	—	14
Other comprehensive income (loss)	(102)	18	—	3	(81)
Balance at the end of the period	$(1,794)	$222	$(26)	$3	$(1,595)
Reclassifications out of AOCL are presented in the following table. The Company’s accounting policy for releasing the income tax effects from AOCL occurs on a portfolio basis. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivative gains (losses), net
Non-regulated revenue	$—	$—	$—	$(8)
Non-regulated cost of sales	(1)	(1)	(2)	(2)
Interest expense	3	(3)	(27)	13
Gain (loss) on disposal and sale of business interests	—	—	—	33
Foreign currency transaction gains (losses)	1	—	3	(3)
Income from continuing operations before taxes and equity in earnings of affiliates	3	(4)	(26)	33
Income tax expense	—	—	7	(11)
Net equity in losses of affiliates	—	5	1	27
Net income (loss)	3	1	(18)	49
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	—	1	4	(4)
Net income (loss) attributable to The AES Corporation	$3	$2	$(14)	$45

28 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
Common Stock Dividends — The Parent Company paid dividends of $0.1725 per outstanding share to its common stockholders during the first, second, and third quarters of 2024 for dividends declared in December 2023, February 2024, and July 2024, respectively.
On October 11, 2024, the Board of Directors declared a quarterly common stock dividend of $0.1725 per share payable on November 15, 2024, to shareholders of record at the close of business on November 1, 2024.
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

29 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2024	2023	2024	2023
Renewables SBU	$726	$708	$1,941	$1,744
Utilities SBU	961	880	2,730	2,703
Energy Infrastructure SBU	1,623	1,861	4,706	5,239
New Energy Technologies SBU	1	—	1	75
Corporate and Other	33	29	106	96
Eliminations	(55)	(44)	(168)	(157)
Total Revenue	$3,289	$3,434	$9,316	$9,700

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted EBITDA (in millions)	2024	2023	2024	2023
Net income	$210	$291	$449	$461
Income tax expense	103	109	52	179
Interest expense	379	326	1,125	966
Interest income	(119)	(144)	(312)	(398)
Depreciation and amortization	306	286	926	836
EBITDA	$879	$868	$2,240	$2,044
Less: Discontinued operations	7	—	7	—
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(229)	(183)	(471)	(508)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	30	27	91	93
Interest income recognized under service concession arrangements	16	18	49	54
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	(47)	10	(185)	3
Unrealized foreign currency losses	7	97	10	161
Disposition/acquisition losses (gains)	(11)	8	8	21
Impairment losses	39	145	179	318
Loss on extinguishment of debt and troubled debt restructuring	1	—	51	1
Adjusted EBITDA	$692	$990	$1,979	$2,187
_____________________________
(1)The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA	2024	2023	2024	2023
Renewables SBU	$199	$267	$443	$557
Utilities SBU	223	216	619	526
Energy Infrastructure SBU	299	520	969	1,165
New Energy Technologies SBU	(7)	(22)	(38)	(61)
Corporate and Other	(23)	8	(3)	20
Eliminations	1	1	(11)	(20)
Adjusted EBITDA	$692	$990	$1,979	$2,187
The Company uses long-lived assets as its measure of segment assets. Long-lived assets include amounts recorded in Property, plant and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

30 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023

Long-Lived Assets	September 30, 2024	December 31, 2023
Renewables SBU	$16,463	$15,735
Utilities SBU	8,481	7,166
Energy Infrastructure SBU	7,750	7,414
New Energy Technologies SBU	19	14
Corporate and Other	25	9
Long-Lived Assets	32,738	30,338
Current assets	10,526	6,649
Investments in and advances to affiliates	1,162	941
Debt service reserves and other deposits	77	194
Goodwill	348	348
Other intangible assets	1,928	2,243
Deferred income taxes	421	396
Other noncurrent assets, excluding right-of-use assets for operating leases	2,209	2,879
Noncurrent held-for-sale assets	670	811
Total Assets	$50,079	$44,799
14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended September 30, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$648	$23	$1,431	$1	$(22)	$2,081
Other non-regulated revenue (1)	78	1	192	—	—	271
Total non-regulated revenue	726	24	1,623	1	(22)	2,352
Regulated Revenue
Revenue from contracts with customers	—	929	—	—	—	929
Other regulated revenue	—	8	—	—	—	8
Total regulated revenue	—	937	—	—	—	937
Total revenue	$726	$961	$1,623	$1	$(22)	$3,289

	Three Months Ended September 30, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$672	$16	$1,655	$—	$(14)	$2,329
Other non-regulated revenue (1)	36	1	206	—	(1)	242
Total non-regulated revenue	708	17	1,861	—	(15)	2,571
Regulated Revenue
Revenue from contracts with customers	—	855	—	—	—	855
Other regulated revenue	—	8	—	—	—	8
Total regulated revenue	—	863	—	—	—	863
Total revenue	$708	$880	$1,861	$—	$(15)	$3,434

31 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023

	Nine Months Ended September 30, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,764	$65	$4,149	$1	$(62)	$5,917
Other non-regulated revenue (1)	177	3	557	—	—	737
Total non-regulated revenue	1,941	68	4,706	1	(62)	6,654
Regulated Revenue
Revenue from contracts with customers	—	2,641	—	—	—	2,641
Other regulated revenue	—	21	—	—	—	21
Total regulated revenue	—	2,662	—	—	—	2,662
Total revenue	$1,941	$2,730	$4,706	$1	$(62)	$9,316

	Nine Months Ended September 30, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,654	$51	$4,717	$74	$(60)	$6,436
Other non-regulated revenue (1)	90	3	522	1	(1)	615
Total non-regulated revenue	1,744	54	5,239	75	(61)	7,051
Regulated Revenue
Revenue from contracts with customers	—	2,624	—	—	—	2,624
Other regulated revenue	—	25	—	—	—	25
Total regulated revenue	—	2,649	—	—	—	2,649
Total revenue	$1,744	$2,703	$5,239	$75	$(61)	$9,700
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $220 million and $328 million as of September 30, 2024 and December 31, 2023, respectively.
During the nine months ended September 30, 2024 and 2023, we recognized revenue of $77 million and $30 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
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
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25-year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25-year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of September 30, 2024 and December 31, 2023, Mong Duong met the held-for-sale criteria and the loan receivable balance of $1 billion and $1.1 billion, net of CECL reserves of $24 million and $26 million, respectively, was classified in held-for-sale assets. Of the loan receivable balance, $118 million and $108 million, respectively, was classified in Current held-for-sale assets, and $873 million and $962 million, respectively, was classified in Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheets.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of September 30, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $7 million, primarily consisting of fixed consideration for the sale of renewable energy

32 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
credits in long-term contracts in the U.S. We expect to recognize revenue of approximately $1 million per year between 2024 and 2028 and the remainder thereafter.
15. OTHER INCOME AND EXPENSE
Other income generally includes gains on insurance recoveries in excess of property damage, gains on asset sales and liability extinguishments, favorable judgments on contingencies, allowance for funds used during construction, gains on contingent consideration remeasurement, and other income from miscellaneous transactions. Other expense generally includes losses on asset sales and dispositions, losses on legal contingencies, losses on remeasurement of contingent consideration, losses at commencement of sales-type leases, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Other Income	Gain on remeasurement of contingent consideration (1)	$14	$—	$26	$—
	Indexation adjustment of receivables (2)	12	—	12	—
	AFUDC (US Utilities)	3	5	9	11
	Contract termination	—	—	5	—
	Gain on commencement of sales-type leases	—	—	5	—
	Insurance proceeds	—	—	5	—
	Gain on sale and disposal of assets	—	1	3	3
	Legal settlements	—	—	—	3
	Other income	35	6	55	19
	Total other income	$64	$12	$120	$36

Other Expense	Loss on commencement of sales-type leases (3)	$—	$—	$72	$—
	Loss on remeasurement of contingent consideration (1)	21	1	27	9
	Costs related to troubled debt restructuring (4)	—	—	20	—
	Loss on sale and disposal of assets	6	3	14	12
	Non-service pension and other postretirement costs	2	2	7	9
	Other	2	6	13	8
	Total other expense	$31	$12	$153	$38
_______________________________
(1)    Primarily related to certain remeasurements of contingent consideration on projects acquired at AES Clean Energy.
(2)    Related to an indexation adjustment on receivables for regulated energy contracts impacted by the Tariff Stabilization Laws at Chile. See Note 5—Financing Receivables for further information.
(3)    Related to losses recognized at commencement of sales-type leases at AES Renewable Holdings. See Note 10—Leases for further information.
(4)    Related to legal expenses and other direct costs associated with the troubled debt restructuring at Puerto Rico. See Note 8—Debt for further information.
16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AES Brasil	$60	$—	$277	$—
Mong Duong	11	—	54	—
Norgener	—	—	—	137
TEG	—	77	—	77
TEP	—	59	—	59
Jordan	—	14	—	43
GAF Projects (AES Renewable Holdings)	—	—	—	18
Other	8	8	24	18
Total	$79	$158	$355	$352

33 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
AES Brasil — In May 2024, the Company entered into an agreement to sell its 47.3% controlling interest in AES Brasil, a 5.2 GW portfolio of renewable energy facilities. Upon meeting the held-for-sale criteria in May 2024, the Company performed an impairment analysis and determined that the carrying value of the disposal group of $1,556 million, which included cumulative translation losses of $533 million, was greater than its fair value less costs to sell of $1,339 million. As a result, the Company recognized pre-tax impairment expense of $217 million. The Company performed a subsequent impairment analysis as of September 30, 2024 and recognized additional pre-tax impairment expense of $60 million, primarily due to depreciation of the Brazilian real and increased costs to sell. See Note 18—Held-for-Sale and Dispositions for further information. AES Brasil is reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"), and as of September 30, 2024, Mong Duong continued to be classified as held-for-sale. The carrying amount of the Mong Duong disposal group in subsequent periods exceeded the expected sales proceeds and as a result, the Company recognized total pre-tax impairment expense of $54 million during the nine months ended September 30, 2024. See Note 18—Held-for-Sale and Dispositions for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
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
Jordan — In November 2020, the Company signed an agreement to sell approximately 26% ownership interest in Amman East and IPP4 for $58 million. The generation plants were classified as held-for-sale until the sale was completed in March 2024. Due to the delay in closing the transaction, the carrying amount of the disposal group in subsequent periods exceeded the agreed-upon sales price, and total pre-tax impairment expense of $43 million was recorded during the nine months ended September 30, 2023. See Note 18—Held-for-Sale and Dispositions for further information. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
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
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and nine months ended September 30, 2024 were 31% and 10%, respectively. The effective tax rate for both the three and nine months ended September 30, 2023 was 26%. The difference between the Company’s effective tax rates for the 2024 and 2023 periods and the U.S. statutory tax rate of 21% related primarily to foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, valuation allowance, the impacts of U.S. investment tax credits (“ITCs”), and noncontrolling interest in our U.S. subsidiaries.

34 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
For the nine months ended September 30, 2024, the Company recorded discrete tax benefit of approximately $53 million related to U.S. capital losses associated with the restructuring of a foreign holding company. Additionally, for the nine months ended September 30, 2024, the Company recognized approximately $59 million of discrete tax benefit, net of valuation allowance, for tax over book investment basis differences related to the AES Brasil held-for-sale classification. See Note 18—Held-for-Sale and Dispositions for further information on AES Brasil.
For the three and nine months ended September 30, 2024, the Company recognized discrete tax expense of approximately $72 million and $100 million, respectively, resulting from allocations of losses to tax equity investors on renewables projects.
18. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
AES Brasil — On May 15, 2024, the Company entered into an agreement to sell its 47.3% controlling interest in AES Brasil Energia S.A. (“AES Brasil”), a 5.2 GW portfolio of renewable energy that is 51% hydroelectric, 43% wind, and 6% solar. The transaction is expected to close in the fourth quarter of 2024. As a result, AES Brasil was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the disposal group after impairments of the plants held-for-sale as of September 30, 2024 was $1.3 billion. AES Brasil is reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). The sale is subject to regulatory approval and is expected to close in mid-2025. As a result, Mong Duong was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the disposal group after impairment of the plant held-for-sale as of September 30, 2024 was $395 million. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
Excluding any impairment charges, pre-tax income and pre-tax income attributable to AES of businesses held-for-sale as of September 30, 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Pre-tax income of businesses held-for-sale:
Mong Duong	$23	$20	$63	$74
AES Brasil	25	28	13	80
Total pre-tax income of businesses held-for-sale	$48	$48	$76	$154

Pre-tax income attributable to AES of businesses held-for-sale:
Mong Duong	$10	$8	$27	$32
AES Brasil	11	12	4	34
Total pre-tax income attributable to AES of of businesses held-for-sale	$21	$20	$31	$66
Management has recorded pre-tax asset impairment expense of $54 million at Mong Duong, and $277 million at AES Brasil. As of September 30, 2024, the significant assets and liabilities of Mong Duong are a long-term financing receivable of $1 billion and debt of $582 million, respectively. As of September 30, 2024, AES Brasil’s major assets and liabilities include $2.2 billion in both property, plant and equipment and debt. See Note 16—Asset Impairment Expense and Note 14—Revenue for further information.
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

35 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023
19. ACQUISITIONS
Long Point and Hot Air — On September 20, 2024, the Company entered into an agreement to purchase Long Point, an early development-stage project consisting of a 300 MW wind facility, a 150 MW solar facility, and a 40 MW battery storage facility, and Hot Air, an early development-stage 350 MW wind facility, both located in Arizona. The transaction was accounted for as an asset acquisition. The total consideration paid of $6 million, including transaction costs, was allocated to the identifiable assets and liabilities on a relative fair value basis, primarily consisting of intangible assets. The remaining contingent consideration of up to $47 million, which is not recorded at this time, will be recognized as part of the projects’ assets when the contingencies are resolved, and the consideration is paid or becomes payable. Long Point and Hot Air are reported in the Renewables SBU reportable segment.
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
Hoosier Wind — In August 2023, the Company, through its subsidiary AES Indiana, filed for IURC issuance of a Certificate of Public Convenience and Necessity (“CPCN”) approving the acquisition of 100% of the interests in Hoosier Wind Project, LLC., which is an existing 106 MW wind facility located in Benton County, Indiana. IURC approval was received on January 24, 2024, and the transaction closed on February 29, 2024. The transaction was accounted for as an asset acquisition. Of the total consideration transferred of $93 million, including transaction costs, approximately $49 million was allocated to the identifiable assets acquired on a relative fair value basis, primarily consisting of tangible wind farm assets and typical working capital items. The remaining consideration was allocated to the termination of the pre-existing PPA between AES Indiana and the Hoosier Wind Project, estimated using a discounted cash flow valuation methodology, which was deferred as a long-term regulatory asset. Hoosier Wind is reported in the Utilities SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and nine months ended September 30, 2024 and 2023, where income represents the numerator and weighted average shares represent the denominator.

36 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2024 and 2023

Three Months Ended September 30,	2024			2023
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$509	711	$0.72	$231	670	$0.34
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—
Restricted stock units	—	2	—	—	2	—
Equity units	—	—	—	—	40	(0.02)
DILUTED EARNINGS PER SHARE	$509	713	$0.72	$231	712	$0.32

Nine Months Ended	2024			2023
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$1,126	704	$1.60	$343	669	$0.51
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	1	—
Restricted stock units	—	2	—	—	2	—
Equity units	—	7	(0.02)	1	40	(0.03)
DILUTED EARNINGS PER SHARE	$1,126	713	$1.58	$344	712	$0.48

For the three and nine months ended September 30, 2024, the calculation of diluted earnings per share excluded 1 million outstanding stock awards, respectively, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
The calculation of diluted earnings per share excluded 2 million outstanding stock awards for the three and nine months ended September 30, 2023, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
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
21. SUBSEQUENT EVENTS
AES Brasil — On October 31, 2024, the Company completed the sale of its 47.3% controlling interest in AES Brasil, a 5.2 GW portfolio of renewable energy facilities, for approximately $590 million. Separately, upon execution of the sale agreement in May 2024, the Parent Company executed foreign currency forward swaps to hedge the value of the expected sale proceeds, which had an asset value of approximately $40 million as of the closing of the sale. See Note 18—Held-for-sale and Dispositions for further information. Prior to its sale, AES Brasil was reported in the Renewables SBU reportable segment.

37 | The AES Corporation | September 30, 2024 Form 10-Q
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
Executive Summary
Compared with last year, third quarter net income decreased $81 million, from $291 million to $210 million. This decrease is the result of lower impairments and lower unrealized foreign currency losses in the current year, and higher contributions from renewables projects placed in service; partially offset by lower contributions from the Energy Infrastructure SBU.
Adjusted EBITDA, a non-GAAP measure, decreased $298 million, from $990 million to $692 million, driven by lower margins at the Energy Infrastructure SBU primarily due to the end of commercial operations at Warrior Run and prior year margin at the hedged merchant Southland facilities that are contracted primarily for capacity in the current year, and record-breaking drought conditions in South America at the Renewables SBU. This was partially offset by higher revenues from new projects at the Renewables SBU.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, increased $160 million, from $1,008 million to $1,168 million primarily due to higher realized tax attributes driven by more renewables projects placed in service, partially offset by the drivers above.

38 | The AES Corporation | September 30, 2024 Form 10-Q
Compared with last year, third quarter diluted earnings per share from continuing operations increased $0.40, from $0.32 to $0.72. This increase is mainly driven by higher contributions from renewables projects placed in service in the current year, lower long-lived asset impairments in the current year, and prior year unrealized foreign currency losses at the Energy Infrastructure SBU. This was partially offset by lower earnings at the Energy Infrastructure SBU due to end of commercial operations at Warrior Run.
Adjusted EPS, a non-GAAP measure, increased $0.11 from $0.60 to $0.71, mainly driven by a lower adjusted tax rate and higher contributions from renewables projects placed in service in the current year, partially offset by lower contributions from the Energy Infrastructure SBU.
Compared with last year, net income for the nine months ended September 30, 2024 decreased $12 million, from $461 million to $449 million. This decrease is the result of higher interest expense and losses at commencement of sales-type leases at the Renewables SBU; partially offset by favorable contributions at the Utilities and New Energy Technologies SBUs, lower unrealized foreign currency losses in the current year, and higher contributions from renewables projects placed in service in the current year.
Adjusted EBITDA, a non-GAAP measure, decreased $208 million, from $2,187 million to $1,979 million, mainly driven by lower margins at the Energy Infrastructure SBU due to prior year margin at the hedged merchant Southland facilities that are contracted primarily for capacity in the current year and higher outages, and record-breaking drought conditions and outages in Colombia at the Renewables SBU; partially offset by higher contributions at the Utilities SBU, higher revenues from new projects at the Renewables SBU, and lower losses from affiliates at the New Energy Technologies SBU.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, increased $618 million, from $2,256 million to $2,874 million, primarily due to higher realized tax attributes driven by more renewables projects placed in service, partially offset by the drivers above.
Compared with last year, diluted earnings per share from continuing operations for the nine months ended September 30, 2024 increased $1.10, from $0.48 to $1.58. This increase is mainly driven by higher contributions from renewables projects placed in service in the current year, prior year unrealized foreign currency losses at the Energy Infrastructure SBU, lower long-lived asset impairments in the current year, and lower income tax expense. This was partially offset by lower margins due to outages, the end of commercial operations at Warrior Run, higher interest expense, and losses at commencement of sales-type leases at the Renewables SBU.
Adjusted EPS, a non-GAAP measure, increased $0.57 from $1.03 to $1.60, mainly driven by a lower adjusted tax rate, higher contributions from renewables projects placed in service in the current year, and higher contributions from the Utilities SBU; partially offset by lower contributions from the Energy Infrastructure SBU.

39 | The AES Corporation | September 30, 2024 Form 10-Q

Accelerating the future of energy, together.

Business Overview

158 Generation Facilities

6 Utility Companies

36,719 Gross MW

31,725 GWH (2)

Three Months Ended September 30,		2024		2023
Diluted earnings per share	$	0.72	$	0.32
Adjusted EPS (1)		0.71		0.60

Nine Months Ended September 30,		2024		2023
Diluted earnings per share	$	1.58	$	0.48
Adjusted EPS (1)		1.60		1.03

Operating Margin
(in millions)

$1,894
$2,010
$722
$918
Q3 2024
Q3 2023

Net Income
(in millions)

YTD
QTD
$449
$461
$210
$291
Q3 2024
Q3 2023

Adjusted EBITDA (1)
(in millions)

$1,979
$2,187
$692
$990
Q3 2024
Q3 2023

Operating Cash Flow
(in millions)

$1,664
$2,309
$985
$1,122
Q3 2024
Q3 2023

Key events in 2024

- Signed 4.1 GW of new agreements directly with data center customers
- Signed a total of 3.5 GW of renewables and energy storage under long-term PPAs, including 1 GW of solar-plus-storage under a 15-year contract with Amazon and 727 MW of solar and wind under a 15-year contract with Google
- Completed the construction or acquisition of 2.8 GW of renewables
- AES Indiana received approval for its rate case settlement, allowing investment in reliability, resiliency and enhanced customer offerings
- Retired 276 MW Norgener coal plant in Chile and 205 MW Warrior Run coal plant in Maryland, for a total of 13.5 GW of coal exits announced or closed since 2017

Strategic outlook

- Backlog of 12.7 MW of projects under signed long-term PPAs
- On track to add 3.6 GW of new projects to operating portfolio in 2024
- On track to sign 14-17 GW of new renewables under long-term PPAs in 2023-2025

Under construction

3,978 MW

Energy Storage 38%
Gas 6%
Wind 13%
Solar 43%

Contracted renewable backlog not yet under construction

8,730 MW

Energy Storage 23%
Hydro 1%
Solar 47%
Wind 29%

(1) Non-GAAP measure. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2023.

40 | The AES Corporation | September 30, 2024 Form 10-Q
Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in renewables, utilities, and technology businesses.
•The Company’s PPA backlog, which consists of projects with signed contracts, but which are not yet operational, is 12.7 GW, including 4.0 GW under construction. Since the Company's second quarter 2024 earnings call in August 2024, the Company:
◦Signed or was awarded 1.3 GW of long-term PPAs for new renewables, for a total of 3.5 GW in year-to-date 2024; and
◦Completed the construction of 1.2 GW of solar, energy storage, wind and gas, and expects to add a total of 3.6 GW to its operating portfolio by year-end 2024.
•Since the Company's second quarter 2024 earnings call in August 2024, the Company signed agreements with data center customers for an additional 900 MW of new load growth at AES Ohio, for a total of 2.1 GW in year-to-date 2024.
•In 2023 and year-to-date 2024, the Company has announced or closed nearly three-quarters of its $3.5 billion asset sale proceeds target through 2027.
◦In September 2024, the Company agreed to sell a 30% indirect interest in AES Ohio to CDPQ for approximately $546 million.
◦On October 31, 2024, the Company closed the sale of its 47.3% equity interest in AES Brasil for approximately $630 million, including sale and hedge proceeds.

41 | The AES Corporation | September 30, 2024 Form 10-Q
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	$ change	% change	2024	2023	$ change	% change
Revenue:
Renewables SBU	$726	$708	$18	3%	$1,941	$1,744	$197	11%
Utilities SBU	961	880	81	9%	2,730	2,703	27	1%
Energy Infrastructure SBU	1,623	1,861	(238)	-13%	4,706	5,239	(533)	-10%
New Energy Technologies SBU	1	—	1	NM	1	75	(74)	-99%
Corporate and Other	33	29	4	14%	106	96	10	10%
Eliminations	(55)	(44)	(11)	-25%	(168)	(157)	(11)	-7%
Total Revenue	3,289	3,434	(145)	-4%	9,316	9,700	(384)	-4%
Operating Margin:
Renewables SBU	179	222	(43)	-19%	323	428	(105)	-25%
Utilities SBU	165	160	5	3%	441	351	90	26%
Energy Infrastructure SBU	355	504	(149)	-30%	1,026	1,120	(94)	-8%
New Energy Technologies SBU	(1)	(2)	1	-50%	(5)	(8)	3	-38%
Corporate and Other	47	58	(11)	-19%	182	189	(7)	-4%
Eliminations	(23)	(24)	1	4%	(73)	(70)	(3)	-4%
Total Operating Margin	722	918	(196)	-21%	1,894	2,010	(116)	-6%
General and administrative expenses	(57)	(64)	7	-11%	(198)	(191)	(7)	4%
Interest expense	(379)	(326)	(53)	16%	(1,125)	(966)	(159)	16%
Interest income	119	144	(25)	-17%	312	398	(86)	-22%
Loss on extinguishment of debt	(1)	—	(1)	NM	(11)	(1)	(10)	NM
Other expense	(31)	(12)	(19)	NM	(153)	(38)	(115)	NM
Other income	64	12	52	NM	120	36	84	NM
Gain (loss) on disposal and sale of business interests	(1)	—	(1)	NM	43	(4)	47	NM
Asset impairment expense	(79)	(158)	79	-50%	(355)	(352)	(3)	1%
Foreign currency transaction gains (losses)	(28)	(100)	72	-72%	2	(209)	211	NM
Income tax expense	(103)	(109)	6	-6%	(52)	(179)	127	-71%
Net equity in losses of affiliates	(9)	(14)	5	-36%	(21)	(43)	22	-51%
INCOME FROM CONTINUING OPERATIONS	217	291	(74)	-25%	456	461	(5)	-1%
Gain from disposal of discontinued businesses	(7)	—	(7)	NM	(7)	—	(7)	NM
NET INCOME	210	291	(81)	-28%	449	461	(12)	-3%
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	292	(60)	352	NM	670	(118)	788	NM
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$502	$231	$271	NM	$1,119	$343	$776	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$509	$231	$278	NM	$1,126	$343	$783	NM
Loss from discontinued operations, net of tax	(7)	—	(7)	NM	(7)	—	(7)	NM
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$502	$231	$271	NM	$1,119	$343	$776	NM
Net cash provided by operating activities	$985	$1,122	$(137)	-12%	$1,664	$2,309	$(645)	-28%
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

42 | The AES Corporation | September 30, 2024 Form 10-Q
Consolidated Revenue and Operating Margin
Three Months Ended September 30, 2024
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $145 million, or 4%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, driven by:
•$238 million at Energy Infrastructure driven by the end of commercial operations at Warrior Run in the second quarter of 2024, lower regulated contract sales and prices, and the impact of the depreciation of the Argentine peso.
This unfavorable impact was partially offset by increases of:
•$81 million at Utilities mainly driven by an increase in transmission and distribution revenues due to higher rates as a result of the 2024 Base Rate Order and higher demand due to favorable weather; and
•$18 million at Renewables mainly driven by new projects in service, and the impact of better hydrology in Panama; partially offset by the impact of record-breaking drought conditions and outages in Colombia and the depreciation of the Brazilian real.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $196 million, or 21%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, driven by:
•$149 million at Energy Infrastructure mainly driven by the end of commercial operations at Warrior Run in the second quarter of 2024, higher energy margin from our hedged merchant Southland facilities in the prior year that are contracted primarily for capacity in the current year, lower thermal dispatch, and higher outages; partially offset by favorable LNG transactions and lower fixed costs; and
•$43 million at Renewables mainly driven by outages due to a flooding incident and record-breaking drought conditions in Colombia, as well as the depreciation of the Brazilian real; partially offset by higher generation due to better hydrology in Panama, new businesses operating in our portfolio, and unrealized derivative gains.
These unfavorable impacts were partially offset by an increase of $5 million at Utilities mainly driven by an increase in transmission and rider revenues, higher retail rates as a result of the 2024 Base Rate Order, and higher

43 | The AES Corporation | September 30, 2024 Form 10-Q
demand due to the impact of weather; partially offset by the prior year deferral of power purchase costs associated with the approval of ESP 4, and higher fixed costs.
Nine Months Ended September 30, 2024
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $384 million, or 4%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, driven by:
•$533 million at Energy Infrastructure primarily driven by lower regulated contract sales and prices, lower CO2 purchases passed through due to lower production, the impact of the depreciation of the Argentine peso, higher revenues from our hedged merchant Southland facilities in the prior year that are contracted primarily for capacity in the current year, and lower generation due to higher outages; partially offset by higher revenues due to a PPA termination agreement; and
•$74 million at New Energy Technologies mainly driven by the sale of the Fallbrook project in March 2023.
These unfavorable impacts were partially offset by increases of:
•$197 million at Renewables mainly driven by new projects in service, unrealized derivative gains, and the appreciation of the Colombian peso; partially offset by higher outages and record-breaking drought conditions in Colombia, and the depreciation of the Brazilian real; and
•$27 million at Utilities mainly driven by an increase in transmission and distribution revenues due to higher rates, and higher demand due to favorable weather; partially offset by lower Fuel Adjustment Charge rider revenue.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $116 million, or 6%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, driven by:
•$105 million at Renewables driven by higher fixed costs, lower wind and solar availability, and record-breaking drought conditions and outage due to a flooding incident in Colombia; partially offset by unrealized derivative gains; and
•$94 million at Energy Infrastructure mainly driven by higher outages, higher energy margin from our hedged merchant Southland facilities in the prior year that are contracted primarily for capacity in the current year,

44 | The AES Corporation | September 30, 2024 Form 10-Q
impact of the selldown of Amman East and IPP4 in Jordan, and lower thermal dispatch; partially offset by higher revenues due to a PPA termination agreement and lower fixed costs.
These unfavorable impacts were partially offset by an increase of $90 million at Utilities mainly driven by increases in transmission and rider revenues due to higher TDSIC, ECCRA and DIR, higher demand due to favorable weather, and higher retail rates as a result of the 2024 Base Rate Order; partially offset by the prior year deferral of power purchase costs associated with the approval of ESP 4, and higher fixed costs.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $7 million, or 11%, to $57 million for the three months ended September 30, 2024, compared to $64 million for the three months ended September 30, 2023, primarily due to higher capitalization of business development costs, partially offset by higher people costs.
General and administrative expenses increased $7 million, or 4%, to $198 million for the nine months ended September 30, 2024, compared to $191 million for the nine months ended September 30, 2023, primarily due to increased business development activity and higher people costs.
Interest expense
Interest expense increased $53 million, or 16%, to $379 million for the three months ended September 30, 2024, compared to $326 million for the three months ended September 30, 2023. This increase is primarily due to new debt issued at the Renewables and Utilities SBUs, and a higher weighted average interest rate and debt balance at the Parent Company; partially offset by an increase in capitalized interest.
Interest expense increased $159 million, or 16%, to $1,125 million for the nine months ended September 30, 2024, compared to $966 million for the nine months ended September 30, 2023. This increase is primarily due to the drivers above.
Interest capitalized during development and construction increased $15 million to $164 million for the three months ended September 30, 2024, compared to $149 million for the three months ended September 30, 2023, primarily due to more projects in development at the Renewables SBU, higher debt balances, and higher interest rates.
Interest capitalized during development and construction increased $95 million to $491 million for the nine months ended September 30, 2024, compared to $396 million for the nine months ended September 30, 2023, primarily due to the drivers above.
Interest income
Interest income decreased $25 million, or 17%, to $119 million for the three months ended September 30, 2024, compared to $144 million for the three months ended September 30, 2023, primarily due to lower short-term investments at the Energy Infrastructure and Renewables SBUs, partially offset by interest recognized on the Stabilization Fund receivables in Chile.
Interest income decreased $86 million, or 22%, to $312 million for the nine months ended September 30, 2024, compared to $398 million for the nine months ended September 30, 2023, primarily due to the drivers above.
Loss on extinguishment of debt
Loss on extinguishment of debt was $11 million for the nine months ended September 30, 2024 primarily due to a prepayment at AES Andes. See Note 8—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income increased $52 million to $64 million for the three months ended September 30, 2024, compared to $12 million for the three months ended September 30, 2023, mainly due to gains on remeasurement of contingent consideration at AES Clean Energy and an indexation adjustment of Stabilization Fund receivables at AES Andes.

45 | The AES Corporation | September 30, 2024 Form 10-Q
Other income increased $84 million to $120 million for the nine months ended September 30, 2024, compared to $36 million for the nine months ended September 30, 2023, mainly due to gains on remeasurement of contingent consideration at AES Clean Energy, an indexation adjustment of Stabilization Fund receivables at AES Andes, a gain on commencement of a sales-type lease on land, and insurance proceeds primarily associated with property damage at AES Andes.
Other expense increased $19 million to $31 million for the three months ended September 30, 2024, compared to $12 million for the three months ended September 30, 2023, primarily driven by losses on remeasurement of contingent consideration at AES Clean Energy.
Other expense increased $115 million to $153 million for the nine months ended September 30, 2024, compared to $38 million for the nine months ended September 30, 2023, primarily driven by losses on commencement of sales-type leases at AES Renewable Holdings, legal expenses and other direct costs related to the troubled debt restructuring at Puerto Rico, and losses on remeasurement of contingent consideration at AES Clean Energy.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain (loss) on disposal and sale of business interests
Loss on disposal and sale of business interests was $1 million for the three months ended September 30, 2024, with no material drivers.
Gain on disposal and sale of business interests was $43 million for the nine months ended September 30, 2024, compared to a loss of $4 million for nine months ended September 30, 2023, driven by the gain on dilution of AES’ ownership interest in Uplight as a result of the AutoGrid acquisition, partially offset by the loss on the selldown of Amman East and IPP4 in Jordan, which is now accounted for as an equity method investment. See Note 7—Investments in and Advances to Affiliates and Note 18—Held-for-Sale and Dispositions for further information.
Asset impairment expense
Asset impairment expense decreased $79 million to $79 million for the three months ended September 30, 2024, compared to $158 million for the three months ended September 30, 2023. This decrease was due to prior year impairments of $77 million and $59 million at TEG and TEP, respectively, in Mexico due to a reduction in expected cash flows after expiration of the current PPAs, and a $14 million impairment at Amman East and IPP4 in Jordan due to the delay in closing the sale transaction. This was partially offset by current quarter impairments of $60 million and $11 million at AES Brasil and Mong Duong, respectively, due to subsequent impairment analyses after meeting held-for-sale criteria.
Asset impairment expense increased $3 million to $355 million for the nine months ended September 30, 2024, compared to $352 million for the nine months ended September 30, 2023. This increase was primarily due to current year impairments of $277 million and $54 million at AES Brasil and Mong Duong, respectively, after meeting held-for-sale criteria. This was partially offset by prior year impairments of $77 million and $59 million at TEG and TEP, respectively, $137 million associated with the commitment to accelerate the retirement of the Norgener coal-fired plant in Chile, $43 million at Amman East and IPP4 in Jordan due to the delay in closing the sale transaction, and $18 million at five project companies at AES Renewable Holdings associated with the buyout of tax equity partners.
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.

46 | The AES Corporation | September 30, 2024 Form 10-Q
Foreign currency transaction gains (losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Corporate	$(17)	$2	$18	$(7)
Brazil	1	(1)	1	12
Argentina	1	(79)	1	(151)
Chile	(13)	(24)	(17)	(69)
Other	—	2	(1)	6
Total (1)	$(28)	$(100)	$2	$(209)
___________________________________________
(1)Includes losses of $15 million and gains of $15 million on foreign currency derivative contracts for the three months ended September 30, 2024 and 2023, respectively, and gains of $94 million and losses of $23 million on foreign currency derivative contracts for the nine months ended September 30, 2024 and 2023, respectively.
The Company recognized net foreign currency transaction losses of $28 million for the three months ended September 30, 2024, primarily driven by unrealized losses on swaps and options denominated in the Brazilian real and unrealized losses due to the depreciation of the Chilean peso.
The Company recognized net foreign currency transaction gains of $2 million for the nine months ended September 30, 2024, primarily driven by unrealized gains on swaps and options denominated in the Brazilian real; partially offset by unrealized losses due to the depreciation of the Chilean peso.
The Company recognized net foreign currency transaction losses of $100 million for the three months ended September 30, 2023, primarily driven by the depreciation of the Argentine peso and unrealized losses related to an intercompany loan denominated in the Colombian peso.
The Company recognized net foreign currency transaction losses of $209 million for the nine months ended September 30, 2023, primarily driven by the depreciation of the Argentine peso and unrealized losses related to an intercompany loan denominated in the Colombian peso; partially offset by unrealized gains on debt in Brazil.
Income tax expense
Income tax expense decreased $6 million, or 6%, to $103 million for the three months ended September 30, 2024, compared to $109 million for the three months ended September 30, 2023. The Company’s effective tax rates were 31% and 26% for the three months ended September 30, 2024 and 2023, respectively. This increase in the effective tax rate was impacted by tax expense resulting from allocations of losses to tax equity investors on renewables projects. Partially offsetting these impacts was the current quarter benefit associated with ITCs.
Income tax expense decreased $127 million, or 71%, to $52 million for the nine months ended September 30, 2024, compared to $179 million for the nine months ended September 30, 2023. The Company’s effective tax rates were 10% and 26% for the nine months ended September 30, 2024 and 2023, respectively. This decrease in the effective tax rate was largely due to the current year benefits associated with ITCs, the AES Brasil held-for-sale reclassification, and the restructuring of a foreign holding company. These drivers were partially offset by current year tax expense resulting from allocations of losses to tax equity investors on renewables projects. Further, the prior year effective tax rate was benefited by inflationary and foreign currency impacts at certain Argentine businesses, partially offset by the recognition of valuation allowance against certain Argentine deferred tax assets.
See Note 18—Held-for-Sale and Dispositions in Item 1.—Financial Statements of this Form 10-Q for further information on AES Brasil.
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
Net equity in losses of affiliates
Net equity in losses of affiliates decreased $5 million to $9 million for the three months ended September 30, 2024, compared to $14 million for the three months ended September 30, 2023. This decrease was primarily driven by higher earnings from sPower, primarily due to contributions from new projects that came online.
Net equity in losses of affiliates decreased $22 million to $21 million for the nine months ended September 30, 2024, compared to $43 million for the nine months ended September 30, 2023. This decrease was primarily driven by a decrease in losses from Fluence, mainly attributable to improved margins on a new product line, and higher earnings from sPower, primarily due to contributions from new projects that came online, partially offset by a

47 | The AES Corporation | September 30, 2024 Form 10-Q
decrease in earnings from Mesa La Paz, primarily due to the prior year termination of derivative positions due to a contract amendment.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income (loss) attributable to noncontrolling interests and redeemable stock of subsidiaries
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries increased $352 million to a $292 million loss for the three months ended September 30, 2024, compared to income of $60 million for the three months ended September 30, 2023. This increase was primarily due to:
•Higher allocation of losses to tax equity investors on renewables projects placed in service; and
•Held-for-sale impairments at Brazil and Mong Duong.
These increases were partially offset by:
•Selldowns of business interests resulting in larger shares of income attributable to minority shareholders at the Energy Infrastructure SBU; and
•Better hydrology resulting in higher generation in Panama.
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries increased $788 million to a $670 million loss for the nine months ended September 30, 2024, compared to income of $118 million for the nine months ended September 30, 2023. This increase was primarily due to:
•Higher allocation of losses to tax equity investors on renewables projects placed in service; and
•Held-for-sale impairments at Brazil and Mong Duong.
These increases were partially offset by:
•Selldowns of business interests resulting in larger shares of income attributable to minority shareholders at the Energy Infrastructure SBU; and
•Better hydrology resulting in higher generation in Panama.
Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation increased $271 million to $502 million for the three months ended September 30, 2024, compared to $231 million for the three months ended September 30, 2023. This increase was primarily due to:
•Higher contributions from renewables projects placed in service in the current year;
•Lower long-lived asset impairments in the current year; and
•Unrealized foreign currency losses at the Energy Infrastructure SBU in the prior year.
These increases were partially offset by:
•Lower contributions from the Energy Infrastructure SBU primarily due to the end of commercial operations at Warrior Run in the second quarter of 2024 and higher energy margin from our hedged merchant Southland facilities in the prior year that are contracted primarily for capacity in the current year;
•Lower margins at the Renewables SBU driven by record-breaking drought conditions and partial outage due to a flooding incident in Colombia; and
•Higher interest expense mainly from new debt at the Renewables and Utilities SBUs.
Net income attributable to The AES Corporation increased $776 million to $1,119 million for the nine months ended September 30, 2024, compared to $343 million for the nine months ended September 30, 2023. This increase was primarily due to:
•Higher contributions from renewables projects placed in service in the current year;
•Unrealized foreign currency losses at the Energy Infrastructure SBU in the prior year;
•Lower long-lived asset impairments in the current year;
•Higher revenues under a PPA termination agreement in the Energy Infrastructure SBU;

48 | The AES Corporation | September 30, 2024 Form 10-Q
•Lower income tax expense; and
•Higher earnings from the Utilities SBU.
These increases were partially offset by:
•The impact of selldowns, higher energy margin from our hedged merchant Southland facilities in the prior year that are contracted primarily for capacity in the current year, and higher outages at the Energy Infrastructure SBU;
•Lower margins at the Renewables SBU driven by record-breaking drought conditions and partial outage due to a flooding incident in Colombia;
•Losses on commencement of sales-type leases at AES Renewable Holdings; and
•Higher interest expense and lower interest income in the current year.
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

49 | The AES Corporation | September 30, 2024 Form 10-Q
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA with Tax Attributes (in millions)	2024	2023	2024	2023
Net income	$210	$291	$449	$461
Income tax expense	103	109	52	179
Interest expense	379	326	1,125	966
Interest income	(119)	(144)	(312)	(398)
Depreciation and amortization	306	286	926	836
EBITDA	$879	$868	$2,240	$2,044
Less: Income from discontinued operations	7	—	7	—
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(229)	(183)	(471)	(508)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	30	27	91	93
Interest income recognized under service concession arrangements	16	18	49	54
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	(47)	10	(185)	3
Unrealized foreign currency losses	7	97	10	161
Disposition/acquisition losses (gains)	(11)	8	8	21
Impairment losses	39	145	179	318
Loss on extinguishment of debt and troubled debt restructuring	1	—	51	1
Adjusted EBITDA (1)	$692	$990	$1,979	$2,187
Tax attributes	476	18	895	69
Adjusted EBITDA with Tax Attributes (2)	$1,168	$1,008	$2,874	$2,256
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

50 | The AES Corporation | September 30, 2024 Form 10-Q
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

51 | The AES Corporation | September 30, 2024 Form 10-Q
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted PTC (in millions)	2024	2023	2024	2023
Income from continuing operations, net of tax, attributable to The AES Corporation	$509	$231	$1,126	$343
Income tax expense (benefit) from continuing operations attributable to The AES Corporation	82	101	(4)	136
Pre-tax contribution	591	332	1,122	479
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	(47)	9	(185)	3
Unrealized foreign currency losses	7	96	10	160
Disposition/acquisition losses (gains)	(11)	8	8	21
Impairment losses	39	145	179	318
Loss on extinguishment of debt and troubled debt restructuring	3	3	57	7
Adjusted PTC	$582	$593	$1,191	$988

52 | The AES Corporation | September 30, 2024 Form 10-Q
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

	Three Months Ended September 30,				Nine Months Ended September 30,
Reconciliation of Adjusted EPS	2024		2023		2024		2023
Diluted earnings per share from continuing operations	$0.72		$0.32		$1.58		$0.48
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	(0.06)	(1)	0.01		(0.26)	(2)	—	(3)
Unrealized foreign currency losses	0.01		0.14	(4)	0.02		0.22	(5)
Disposition/acquisition losses (gains)	(0.02)		0.01		0.01	(6)	0.03
Impairment losses	0.05	(7)	0.21	(8)	0.25	(9)	0.45	(10)
Loss on extinguishment of debt and troubled debt restructuring	—		—		0.08	(11)	0.01
Less: Net income tax expense (benefit)	0.01		(0.09)	(12)	(0.08)	(13)	(0.16)	(14)
Adjusted EPS	$0.71		$0.60		$1.60		$1.03
_____________________________
(1)Amount primarily relates to net unrealized derivative gains at the Energy Infrastructure SBU of $50 million, or $0.07 per share, and unrealized gains on commodity derivatives at AES Clean Energy of $17 million, or $0.02 per share, partially offset by unrealized losses on foreign currency derivatives at Corporate of $17 million, or $0.02 per share.
(2)Amount primarily relates to net unrealized derivative gains at the Energy Infrastructure SBU of $109 million, or $0.15 per share, unrealized gains on commodity derivatives at AES Clean Energy of $33 million, or $0.05 per share, unrealized gains on cross currency swaps in Brazil of $28 million, or $0.04 per share, and unrealized gains on foreign currency derivatives at Corporate of $20 million, or $0.03 per share.
(3)Amount primarily relates to recognition of unrealized derivative losses due to the termination of a PPA of $72 million, or $0.10 per share and unrealized derivative losses at AES Clean Energy of $20 million, or $0.03 per share, offset by unrealized derivative gains at the Energy Infrastructure SBU of $108 million,

53 | The AES Corporation | September 30, 2024 Form 10-Q
or $0.15 per share.
(4)Amount primarily relates to unrealized foreign currency losses mainly associated with the devaluation of long-term receivables denominated in Argentine pesos of $60 million, or $0.08 per share, unrealized foreign currency losses at AES Andes of $21 million, or $0.03 per share, and unrealized foreign currency losses on debt in Brazil of $10 million, or $0.01 per share.
(5)Amount primarily relates to unrealized foreign currency losses mainly associated with the devaluation of long-term receivables denominated in Argentine pesos of $109 million, or $0.15 per share, and unrealized foreign currency losses at AES Andes of $54 million, or $0.08 per share.
(6)Amount primarily relates to day-one losses at commencement of sales-type leases at AES Renewable Holdings of $63 million, or $0.09 per share, and the loss on partial sale of our ownership interest in Amman East and IPP4 in Jordan of $10 million, or $0.01 per share, partially offset by a gain on dilution of ownership in Uplight due to its acquisition of AutoGrid of $52 million, or $0.07 per share.
(7)Amount primarily relates to impairment at Brazil of $29 million, or $0.04 per share, and impairment at Mong Duong of $6 million, or $0.01 per share.
(8)Amount primarily relates to asset impairments at TEG and TEP of $76 million and $58 million, respectively, or $0.19 per share.
(9)Amount primarily relates to impairment at Brazil of $131 million, or $0.18 per share, and impairment at Mong Duong of $28 million, or $0.04 per share.
(10)Amount primarily relates to asset impairments at the Norgener coal-fired plant in Chile of $136 million, or $0.19 per share, at TEG and TEP of $76 million and $58 million, respectively, or $0.19 per share, the GAF projects at AES Renewable Holdings of $18 million, or $0.03 per share, and at Jordan of $16 million, or $0.02 per share.
(11)Amount primarily relates to losses incurred at AES Andes due to early retirement of debt $29 million, or $0.04 per share, and costs incurred due to troubled debt restructuring at Puerto Rico of $20 million, or $0.03 per share.
(12)Amount primarily relates to income tax benefits associated with the asset impairments at TEG and TEP of $34 million, or $0.05 per share and income tax benefits associated with unrealized foreign currency losses at AES Andes of $6 million, or $0.01 per share.
(13)Amount primarily relates to income tax benefits associated with the tax over book investment basis differences related to the AES Brasil held-for-sale classification of $59 million, or $0.08 per share.
(14)Amount primarily relates to income tax benefits associated with the asset impairments at the Norgener coal-fired plant in Chile of $35 million, or $0.05 per share and at TEG and TEP of $34 million, or $0.05 per share, income tax benefits associated with the recognition of unrealized losses due to the termination of a PPA of $18 million, or $0.02 per share, and income tax benefits associated with unrealized foreign currency losses at AES Andes of $14 million, or $0.02 per share.
Renewables SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating Margin	$179	$222	$(43)	-19%	$323	$428	$(105)	-25%
Adjusted EBITDA (1)	199	267	(68)	-25%	443	557	(114)	-20%
Adjusted EBITDA with Tax Attributes (1)	674	285	389	NM	1,321	626	695	NM
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended September 30, 2024 decreased $43 million. This decrease was primarily driven by record-breaking drought conditions in Colombia. Additionally, a partial outage in Colombia during July 2024, which resulted from a flooding incident at the Chivor plant in the prior month, drier hydrology in Brazil and the depreciation of the Brazilian real further impacted operating margin. These adverse effects were partially offset by higher margins due to better hydrology in Panama, new businesses operating in our portfolio, higher contracted energy sales, and unrealized derivative gains.
Adjusted EBITDA for the three months ended September 30, 2024 decreased $68 million, primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, and depreciation.
Adjusted EBITDA with Tax Attributes for the three months ended September 30, 2024 increased $389 million, primarily due to higher realized tax attributes driven by more renewables projects placed in service, partially offset by the decrease in Adjusted EBITDA. During the three months ended September 30, 2024 and 2023, we realized $475 million and $18 million, respectively, from tax attributes earned by our U.S. renewables business.
Operating Margin for the nine months ended September 30, 2024 decreased $105 million, driven primarily by higher fixed costs due to an accelerated growth plan, record-breaking drought conditions in Colombia, reduced wind and solar availability alongside drier hydrological conditions in Brazil, and higher outages at Colombia due to a flooding incident at the Chivor plant which occurred in June 2024, partially offset by higher margin from new businesses, higher contracted energy sales and unrealized derivatives gains.
Adjusted EBITDA for the nine months ended September 30, 2024 decreased $114 million, primarily due to the drivers mentioned above, adjusted for NCI, and depreciation.
Adjusted EBITDA with Tax Attributes for the nine months ended September 30, 2024 increased $695 million, primarily due to higher realized tax attributes driven by more renewables projects placed in service, partially offset by the decrease in Adjusted EBITDA. During the nine months ended September 30, 2024 and 2023, we realized $878 million and $69 million, respectively, from tax attributes earned by our U.S. renewables business.

54 | The AES Corporation | September 30, 2024 Form 10-Q
Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, Adjusted EBITDA with Tax Attributes, and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating Margin	$165	$160	$5	3%	$441	$351	$90	26%
Adjusted EBITDA (1)	223	216	7	3%	619	526	93	18%
Adjusted EBITDA with Tax Attributes (1)	224	216	8	4%	636	526	110	21%
Adjusted PTC (1) (2)	73	101	(28)	-28%	197	160	37	23%
____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.
Operating Margin for the three months ended September 30, 2024 increased $5 million, driven primarily by the increase in transmission and rider revenues due to higher ECCRA and DIR, higher retail rates as a result of the 2024 Base Rate Order, and higher demand due to the impact of weather. These increases are partially offset by the prior year deferral of power purchase costs associated with the approval of ESP 4, and higher fixed costs.
Adjusted EBITDA for the three months ended September 30, 2024 increased $7 million, primarily due to the drivers above, adjusted for NCI and depreciation.
Adjusted EBITDA with Tax Attributes increased $8 million, mainly driven by the drivers above.
Adjusted PTC for the three months ended September 30, 2024 decreased $28 million due to the drivers above, offset by higher depreciation expense and higher interest expense, primarily due to increased borrowings at IPALCO and the prior year deferral of carrying costs associated with the approval of ESP 4.
Operating Margin for the nine months ended September 30, 2024 increased $90 million, mainly driven by an increase in transmission and rider revenues due to higher TDSIC, ECCRA and DIR; higher demand due to the impact of weather and higher retail rates as a result of the 2024 Base Rate Order. These increases are partially offset by the prior year deferral of power purchase costs associated with the approval of ESP 4, and higher fixed costs.
Adjusted EBITDA for the nine months ended September 30, 2024 increased $93 million, primarily due to the drivers above, adjusted for NCI and depreciation.
Adjusted EBITDA with Tax Attributes increased $110 million due to the drivers above, as well as $17 million of realized tax attributes related to the Hardy Hills solar project in the current year.
Adjusted PTC for the nine months ended September 30, 2024 increased $37 million due to the drivers above, partially offset by higher depreciation expense and higher interest expense, primarily due to increased borrowings at IPALCO and the prior year deferral of carrying costs associated with the approval of ESP 4.
Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating Margin	$355	$504	$(149)	-30%	$1,026	$1,120	$(94)	-8%
Adjusted EBITDA (1)	299	520	(221)	-43%	969	1,165	(196)	-17%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended September 30, 2024 decreased $149 million, driven primarily by lower revenues due to end of commercial operations of Warrior Run, higher energy margin from our hedged merchant Southland facilities in the prior year that are contracted primarily for capacity in the current year, lower thermal dispatch substituted with renewable sources, and impact of the selldown of Amman East and IPP4 in Jordan. These losses were partially offset by favorable LNG transactions.
Adjusted EBITDA for the three months ended September 30, 2024 decreased $221 million, primarily due to the drivers above adjusted for NCI and unrealized derivatives.

55 | The AES Corporation | September 30, 2024 Form 10-Q
Operating Margin for the nine months ended September 30, 2024 decreased $94 million, driven by higher energy margin from our hedged merchant Southland facilities in the prior year that are contracted primarily for capacity in the current year, higher outages, impact of the selldown of Amman East and IPP4 in Jordan, and lower thermal dispatch substituted by renewable sources. These losses were partially offset by higher revenues due to a PPA termination agreement and lower fixed costs.
Adjusted EBITDA for the nine months ended September 30, 2024 decreased $196 million, primarily due to the drivers above, adjusted for NCI and unrealized derivatives.
New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating Margin	$(1)	$(2)	$1	-50%	$(5)	$(8)	$3	38%
Adjusted EBITDA (1)	(7)	(22)	15	-68%	(38)	(61)	23	38%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended September 30, 2024 increased $1 million, with no material drivers.
Adjusted EBITDA for the three months ended September 30, 2024 increased $15 million, primarily due to a reduction in losses at Fluence as a result of higher margins on a new product line.
Operating Margin for the nine months ended September 30, 2024 increased $3 million, with no material drivers.
Adjusted EBITDA for the nine months ended September 30, 2024 increased $23 million, primarily due to a reduction in losses at Fluence as a result of higher margins on a new product line.
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
Operational
Trade Restrictions and Supply Chain — On April 1, 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand, and Vietnam (“Southeast Asia”) are circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. This investigation resulted in significant systemic disruptions to the import of solar cells and panels from Southeast Asia. On June 6, 2022, President Biden issued a Proclamation waiving any circumvention duties on imported solar cells and panels from Southeast Asia that result from this investigation for a 24-month period ending June 6, 2024. Suppliers resumed importing cells and panels from Southeast Asia into the U.S. pursuant to a Commerce certification regime implementing the Proclamation.
On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four Southeast Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to several but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers comprising the cells and panels were manufactured outside of China or if no more than two out of six specifically identified panel components were produced in China. On August 23, 2023, Commerce published its final determinations and affirmed its preliminary findings in most respects. Commerce found that three of the specific companies it investigated were not circumventing. Several parties have challenged Commerce’s circumvention final

56 | The AES Corporation | September 30, 2024 Form 10-Q
determinations before the U.S. Court of International Trade (“CIT”), arguing that the determinations were not supported by substantial evidence or otherwise rendered in accordance with governing law.
On December 29, 2023, Auxin Solar and Concept Clean Energy filed a lawsuit before the CIT, challenging certain aspects of the final rule promulgated by Commerce to implement the Proclamation. The lawsuit specifically challenges Commerce’s decisions not to suspend the final disposition of certain entries of imported solar cells and panels from Southeast Asia made prior to June 6, 2024, and not to collect AD/CVD deposits with respect to those entries. Certain U.S. developers, associations, and foreign solar producers have intervened in the case to support Commerce’s final rule. The CIT denied motions to dismiss filed by the U.S. Department of Justice, and the defendant-intervenors, and on July 22, 2024, plaintiffs filed their opening brief on the merits.
On April 24, 2024, new Commerce regulations with respect to the administration of AD/CVD cases went into effect, including regulations pertaining to transnational subsidization and particular market situations. On the same day, several companies filed a petition requesting that Commerce initiate an investigation into whether new AD/CVD duties should be imposed on cells and modules imported from Thailand, Cambodia, Malaysia, and Vietnam. These petitions cover exports of cells and panels from Southeast Asia that are not otherwise subject to the Commerce circumvention determinations. On May 14, 2024, Commerce initiated new AD/CVD investigations with respect to all four countries, and the U.S. International Trade Commission (the “ITC”) preliminarily voted to continue its investigations on June 7, 2024. On October 4, 2024, Commerce published its CVD preliminary determinations, establishing CVD cash deposit requirements, which may be applied retroactively with respect to Thailand and Vietnam. Commerce is scheduled to announce its AD preliminary determinations in these investigations in late November of 2024. The ITC will conduct its final injury investigation with respect to these exports from Southeast Asia in the first half of 2025. If the Commerce and ITC investigations result in Commerce issuing AD/CVD orders, the orders are likely to be imposed in the second or third quarter of 2025.
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
Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”) seeks to block the import of products made with forced labor in certain areas of China, at any point in the supply chain, and may lead to certain suppliers being blocked from importing solar cells and panels to the U.S. While this has impacted the U.S. market, AES has managed this issue without significant impact to our projects. Further disruptions may impact our suppliers’ ability or willingness to meet their contractual agreements or to continue to supply cells or panels into the U.S. market on terms that we deem satisfactory.
The impact of new Commerce investigations or any additional adverse Commerce determinations or other tariff disputes or litigation, the impact of the UFLPA, potential future disruptions to the solar panel supply chain and their effect on AES’ U.S. solar project development and construction activities remain uncertain. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewables projects. To that end, we have contracted and secured all of the necessary solar panels for our projects in our backlog expected to come online through 2026. We have all the 2024 panels and we expect to have the majority of the 2025 and 2026 panels in the United States by November.
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
According to the National Oceanic and Atmospheric Administration ("NOAA"), neutral conditions are currently observed. La Niña is emerging and expected to continue to emerge through November (60% chance) and is expected to persist through January-March 2025.

57 | The AES Corporation | September 30, 2024 Form 10-Q
In Panama, La Niña phenomenon in contrast to El Niño typically results in wetter conditions than average, although local system impacts may vary due to other factors. Higher hydrology may result in energy surpluses after covering the contracted hydro positions, available to be sold in the spot market after fulfilling contract obligations.
In Colombia, La Niña is typically characterized by more rainfall, possibly leading to a decrease in spot prices. However, during La Niña, impacts vary and the basin where Chivor is located may experience drier conditions than the system. Inflows at our Chivor hydroelectric plant have been below historical averages in the third quarter of 2024. Although conditions are currently expected to return to normal levels in the fourth quarter, should dry conditions persist, Chivor may be exposed to higher spot prices.
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
In 2023, we realized $611 million of earnings from tax attributes, comprised of $593 million from the Renewables SBU and $18 million from the Utilities SBU. In 2024, we expect an increase in tax attributes earned by our U.S. renewables business in line with the growth in that business. Based on construction schedules, a significant portion of these earnings will be realized in the fourth quarter. For the nine months ended September 30, 2024, we recognized $895 million in tax attributes.
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
On July 8, 2024, the Argentine government enacted Law 27,742 or Ley Bases, translated in English as Law of Bases and Starting Points for the Freedom of the Argentine People. Ley Bases declares a public emergency in

58 | The AES Corporation | September 30, 2024 Form 10-Q
administrative, economic, financial, and energy matters for a term of one year, grants delegated powers to the President, and contains a broad reform of the State in order to deregulate the economy, including measures such as labor reform, the implementation of the Incentive Regime for Large Investments, and the modification of several non-income tax measures. The law also opens avenues for privatization of state-owned energy companies.
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
Global Tax — The macroeconomic and political environments in the U.S. and in some countries where our subsidiaries conduct business have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA includes a 15% corporate alternative minimum tax (CAMT) based on adjusted financial statement income. In September 2024, the IRS released proposed regulations on the 15% CAMT. The Company is currently evaluating the potential impacts of these regulations.
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
As discussed in Item 3.—Quantitative and Qualitative Disclosures about Market Risk, although most of our existing corporate and subsidiary debt is at fixed rates, an increase in interest rates can have several impacts on our business. For any existing debt under floating rate structures and any future debt refinancings, rising interest rates will increase future financing costs. In most cases in which we have floating rate debt, our revenues serving this debt are indexed to inflation, which helps mitigate the impact of rising rates. For future debt refinancings, AES actively manages a hedging program to reduce uncertainty and exposure to future interest rates. For new business, higher interest rates increase the financing costs for new projects under development and which have not yet secured financing.
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
Puerto Rico — As discussed in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2023 Form 10-K, our subsidiaries in Puerto Rico have long-term PPAs with state-owned PREPA, which has been facing economic challenges that could result in a material adverse effect on our business in Puerto Rico. Despite the Title III protection, PREPA has been making substantially all of its payments to the generators in line with historical payment patterns.
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

59 | The AES Corporation | September 30, 2024 Form 10-Q
As a result of the bankruptcy filing, AES Ilumina’s non-recourse debt of $23 million continues to be in technical default and is classified as current as of September 30, 2024.
In 2022, a mediation commenced to resolve the PREPA Title III case. The confirmation trial ended in March 2024 and the decision is pending.
Considering the information available as of the date hereof, management believes the carrying amount of our long-lived assets in Puerto Rico of $384 million is recoverable as of September 30, 2024.
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
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions involved a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict whether and when the PPA Discussions might resume or the outcome of any such discussions. Nor can we predict how DG Comp might resolve its review if the PPA Discussions do not resume or if any such discussions fail to result in an agreement concerning the agency's review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2024, the carrying value of our long-lived assets at Maritza is $336 million.
AES Indiana DSM Plan Petition — On May 31, 2024, AES Indiana filed a petition with the IURC asking for approval of a two year Demand-Side Management (DSM) plan for the 2025-2026 program years. The petition includes requested cost recovery of programs as well as performance incentives, depending on the level of success of the programs consistent with prior DSM plans. On October 1, 2024, AES Indiana and the Office of Utility Consumer Counselor (“OUCC”) filed settlement testimony with the IURC in support of approval of a Stipulation and Settlement Agreement reached between the settling parties (AES Indiana, OUCC, and Citizens Action Coalition). An evidentiary hearing on this matter was held by the IURC on October 22, 2024. We expect the IURC to issue an order on this proceeding by the end of 2024.

60 | The AES Corporation | September 30, 2024 Form 10-Q
AES Indiana Regulatory Rate Review — On April 17, 2024, the IURC issued an order (the “2024 Rate Order”) approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the OUCC and the other intervening parties in AES Indiana’s base rate case filing. Among other matters and consistent with the Stipulation and Settlement Agreement, the 2024 Rate Order approves an increase in AES Indiana's total annual operating revenue of $71 million for AES Indiana’s electric service and provides a return on common equity of 9.9% and cost of long-term debt of 4.90% on a rate base of approximately $3.5 billion. Updated customer rates and charges became effective on May 9, 2024.
AES Indiana Petersburg Repowering — On March 11, 2024, AES Indiana filed for approval of a CPCN seeking for IURC approval to repower Petersburg Generation Units 3 & 4 from coal to natural gas and to recover costs through future rates. The conversion of Unit 3 is expected to begin in February 2026 and be completed by June 2026 and the conversion of Unit 4 is expected to begin in June 2026 and be completed by December 2026. An evidentiary hearing on this matter was held by the IURC on August 6, 2024, and we expect the IURC to issue an order on this proceeding during the fourth quarter of 2024.
AES Ohio Smart Grid Phase 2 Filing — In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing to invest approximately $683 million in capital projects over a 10-year period following Smart Grid Phase 1, which ends June 2025. On September 13, 2024, AES Ohio reached a settlement with the PUCO Staff and other parties to resolve the pending Smart Grid Phase 2 Application. The Settlement will provide for a four-year plan to invest $241 million of capital and $19 million of operations and maintenance expense related to grid modernization, support of Distributed Energy Resources and Economic Development and an enhanced Telecommunications network. These costs will be recovered through the existing Investment Infrastructure Rider.
If approved, AES Ohio will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to AES Ohio. An evidentiary hearing was held on October 29, 2024, and we expect an order from PUCO by the second quarter of 2025, prior to the end of Smart Grid Phase 1.
AES Ohio Distribution Rate Case — On October 30, 2024, AES Ohio filed a Pre-filing Notice of Intent to file an application to increase rates for distribution service. The Distribution Rate Case Application will be filed on November 29, 2024.
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
Impairments and Realizability
Long-lived Assets and Current Assets Held-for-Sale — During the nine months ended September 30, 2024, the Company recognized asset impairment expense of $355 million. See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets and current assets held-for-sale that were assessed for impairment totaled $2.5 billion at September 30, 2024.
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

61 | The AES Corporation | September 30, 2024 Form 10-Q
Tax Asset Realizability — Certain AES Chilean businesses have recorded net deferred tax assets ("DTA") of $235 million relating primarily to net operating loss carryforwards, which are not subject to expiration. Their realization is dependent on generating sufficient taxable income. At this time, management believes it is more likely than not that all of the DTA will be realized; however, it could be reduced by way of valuation allowance in the near term if estimates of future taxable income are reduced.
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
On June 5, 2023, the EPA published a final Federal Implementation Plan to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule establishes a revised CSAPR NOx Ozone Season Group 3 trading program for 22 states, including Indiana and Maryland, and became effective during 2023. The FIP also includes enhancements to the revised Group 3 trading program, which include a dynamic budget setting process beginning in 2026, annual recalibration of the allowance bank to reflect changes to affected sources, a daily backstop emissions rate limit for certain coal-fired electric generating units beginning in 2024, and a secondary emissions limit prohibiting certain emissions associated with state assurance levels. It is too early to determine the impact of the final FIP, but it may result in the need to purchase additional allowances or make operational adjustments. On June 27, 2024, the U.S. Supreme Court issued an order granting a stay of the EPA’s 2023 Federal Implementation Plan ("FIP") pending resolution of legal challenges to the FIP.
While the Company's additional CSAPR compliance costs to date have been immaterial, the future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time, but it could be material.

62 | The AES Corporation | September 30, 2024 Form 10-Q
Mercury and Air Toxics Standard — In April 2012, the EPA’s rule to establish maximum achievable control technology standards for hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective and AES facilities implemented measures to comply, as applicable. In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA and subsequently remanded MATS to the EPA without vacatur. On May 22, 2020, the EPA published a final finding that it is not “appropriate and necessary” to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units (“EGUs”) (reversing its prior 2016 finding), but that the EPA would not remove the source category from the CAA Section 112(c) list of source categories and would not change the MATS requirements. On March 6, 2023, the EPA published a final rule to revoke its May 2020 finding and reaffirm its 2016 finding that it is appropriate and necessary to regulate these emissions. On April 24, 2023, the EPA published a proposed rule, the MATS Risk and Technology Review (“RTR”) Rule to lower certain emissions limits and revise certain other aspects of MATS. On May 7, 2024, the EPA published a final rule to revise MATS for coal and oil-fired EGUs. The final rule became effective on July 8, 2024. The final rule lowers certain emissions limits and revises certain other aspects of MATS. The MATS RTR Rule is subject to legal challenges. On October 4, 2024, the U.S. Supreme Court denied emergency stay applications.
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
On July 8, 2019, the EPA published the final Affordable Clean Energy (“ACE”) Rule which would have established CO2 emission rules for existing power plants under CAA Section 111(d) and would have replaced the EPA's 2015 Clean Power Plan Rule (“CPP”). However, on January 19, 2021, the D.C. Circuit vacated and remanded the ACE Rule. Subsequently, on June 30, 2022, the Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion holding that the “generation shifting” approach in the CPP exceeded the authority granted to the EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 Supreme Court decision, on October 27, 2022, the D.C. Circuit issued a partial mandate, holding pending challenges to the ACE Rule in abeyance while the EPA developed a replacement rule. On May 23, 2023, the EPA published a proposed rule that would vacate the ACE Rule and proposed New Source Performance Standards (“NSPSs”) that would establish emissions guidelines in the form of CO2 emissions limitations for certain existing electric generating units (“EGUs”) and would require states to develop State Plans that establish standards of performance for such EGUs that are at least as stringent as the EPA’s emissions guidelines. Depending on various EGU-specific factors, the bases of proposed emissions guidelines range from routine methods of operation to carbon capture and sequestration or co-firing low-GHG hydrogen starting in the 2030s. On May 9, 2024, the EPA published the final rule regulating GHGs from existing EGUs pursuant to Section 111(d) of the Clean Air Act and effective on July 8, 2024. Existing EGUs are those that were constructed prior to January 8, 2014. Depending on various EGU-specific factors, the bases of emissions guidelines for natural gas-fired units include the use of uniform fuels and routine methods of operation and maintenance and the bases of emissions guidelines for coal-fired units include 40% natural gas co-firing or carbon capture and sequestration with 90% capture of CO2 depending on the date that coal operations cease. Specific standards for performance for EGUs will be established through a State Plan (or a Federal Plan if a state were to not submit an approvable plan). The May 2024 rule is subject to legal challenges. On October 16, 2024, the U.S. Supreme Court denied emergency stay applications. The impact of the rules, the results of further proceedings, and potential future greenhouse gas emissions regulations remain uncertain but could be material.

63 | The AES Corporation | September 30, 2024 Form 10-Q
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
On May 18, 2023, the EPA published a proposed rule that would expand the scope of CCR units regulated by the CCR Rule to include inactive surface impoundments at inactive generating facilities as well as additional inactive and closed landfills and certain other accumulations of CCR. On May 8, 2024, the EPA published final revisions to the CCR rule which are effective on November 8, 2024. The final revisions expand the scope of CCR units regulated by the CCR rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. It is too early to determine the potential impact.
On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. If this rule is finalized before Indiana establishes a final state-level CCR permit program, AES Indiana could eventually be required to apply for a federal CCR permit from the EPA. On December 21, 2022, the Indiana Department of Environmental Management (“IDEM”) published in the Indiana Register a Second Notice of Comment Period for its proposed CCR rulemaking which would include regulation of CCR through a state permitting program. On August 7, 2024, in response to changes to Indiana statute, as well as comments received during the Second Notice of Comment Period, IDEM published a Continuation of the Second Notice of Comment Period for proposed amendments to the draft rule language for a State CCR Permitting Program.
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

64 | The AES Corporation | September 30, 2024 Form 10-Q
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
In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas desulfurization wastewater. AES Indiana Petersburg has installed a dry bottom ash handling system in response to the CCR rule and wastewater treatment systems in response to the NPDES permits in advance of the ELG compliance date. Other U.S. businesses already include dry handling of fly ash and bottom ash and do not generate flue gas desulfurization wastewater. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, the EPA published a proposed rule revising the 2020 Reconsideration Rule. On May 9, 2024, the EPA published a final rule which became effective on July 8, 2024. The final rule established more stringent best available technology limits for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate and established a new set of definitions and new limits for combustion residual leachate and legacy wastewater. The May 2024 rule is subject to legal challenges. On October 10, 2024, the Eighth Circuit Court denied stay applications. It is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.
Capital Resources and Liquidity
Overview
As of September 30, 2024, the Company had unrestricted cash and cash equivalents of $1.9 billion, of which $6 million was held at the Parent Company and qualified holding companies. The Company had $62 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $640 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $22.5 billion and $6.5 billion, respectively. Of the $3.2 billion of our current non-recourse debt, $2.9 billion was presented as such because it is due in the next twelve months and $330 million relates to debt considered in default. AES Puerto Rico is in payment default. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail. All other defaults are not payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. As of September 30, 2024, the Company also had $698 million outstanding related to supplier financing arrangements, which are classified as Supplier financing arrangements on the Condensed Consolidated Balance Sheets.

65 | The AES Corporation | September 30, 2024 Form 10-Q
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $1.7 billion in recourse debt which matures within the next twelve months, including $611 million in outstanding borrowings under the commercial paper program. Furthermore, we have $447 million due under supplier financing arrangements that have a Parent Company guarantee. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to $200 million in senior unsecured term loans. Additionally, commercial paper issuances are short-term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company’s $29.3 billion of total gross debt outstanding as of September 30, 2024, approximately $9.1 billion accrues interest at variable rates. The Company actively hedges its current and expected variable rate exposure through a combination of currently effective and forward starting interest rate swaps. As of September 30, 2024, the total maximum outstanding amount of hedges protecting the company against variable rate exposure was $8.9 billion. These hedges generally provide economic protection through the entire expected life of the projects, regardless of the type of debt issued to finance construction or refinance the projects in the future. In addition, AES Brasil holds $2.3 billion of floating rate non-recourse debt, which is classified in Current held-for-sale liabilities and Noncurrent held-for-sale liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2024, as variable rate instruments act as a natural hedge against inflation in Brazil.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock, and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of September 30, 2024, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $4.3 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of September 30, 2024, we had $237 million in letters of credit outstanding provided under our unsecured credit facilities, $290 million in letters of credit under bilateral agreements, and $24 million in letters of credit outstanding provided under our revolving credit facility. These letters

66 | The AES Corporation | September 30, 2024 Form 10-Q
of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended September 30, 2024, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
Additionally, in connection with certain project financings, some of the Company's subsidiaries have expressly undertaken limited obligations and commitments. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of September 30, 2024, the maximum undiscounted potential exposure to guarantees issued by our subsidiaries was $2.6 billion, including $1.6 billion of customary payment guarantees under EPC contracts and other agreements, and $996 million of tax equity financing related guarantees. In addition, as of September 30, 2024, our subsidiaries had $1.9 billion of letters of credit outstanding.
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
Long-Term Receivables
As of September 30, 2024, the Company had approximately $97 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2025, or one year from the latest balance sheet date. Noncurrent receivables in the U.S. pertain to the sale of the Redondo Beach land. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q for further information.
As of September 30, 2024, the Company had approximately $1 billion of loans receivable primarily related to the Mong Duong facility in Vietnam, which was constructed under a build, operate, and transfer contract. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. As of September 30, 2024, Mong Duong met the held-for-sale criteria and the loan receivable balance of $1 billion, net of CECL reserves of $24 million, was classified in held-for-sale assets. Of the loan receivable balance, $118 million was classified in Current held-for-sale assets, and $873 million was classified in Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheets. See Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the nine months ended September 30, 2024 were debt financings, cash flows from operating activities, purchases under supplier financing arrangements, and sales to noncontrolling interests. The primary uses of cash in the nine months ended September 30, 2024 were capital expenditures, repayments of debt, repayments of obligations under supplier financing arrangements, and purchases of short-term investments.
The primary sources of cash for the Company in the nine months ended September 30, 2023 were debt financings, cash flows from operating activities, purchases under supplier financing arrangements, and sales of short-term investments. The primary uses of cash in the nine months ended September 30, 2023 were repayments

67 | The AES Corporation | September 30, 2024 Form 10-Q
of debt, capital expenditures, repayments of obligations under supplier financing arrangements, and purchases of short-term investments.
A summary of cash-based activities is as follows (in millions):

	Nine Months Ended September 30,
Cash Sources:	2024	2023
Borrowings under the revolving credit facilities	$5,652	$3,939
Issuance of non-recourse debt	5,199	1,784
Net cash provided by operating activities	1,664	2,309
Purchases under supplier financing arrangements	1,211	1,307
Issuance of recourse debt	950	1,400
Sales to noncontrolling interests	869	371
Sale of short-term investments	731	1,002
Commercial paper borrowings (repayments), net	611	604
Proceeds from the sale of business interests, net of cash and restricted cash sold	11	98
Contributions from noncontrolling interests	137	63
Total Cash Sources	$17,035	$12,877

Cash Uses:
Capital expenditures	$(5,665)	$(5,295)
Repayments under revolving credit facilities	(4,051)	(2,730)
Repayments of non-recourse debt	(3,311)	(1,262)
Repayments of obligations under supplier financing arrangements	(1,412)	(1,099)
Purchase of short-term investments	(725)	(764)
Dividends paid on AES common stock	(361)	(333)
Distributions to noncontrolling interests	(165)	(173)
Purchase of emissions allowances	(157)	(161)
Acquisitions of business interests, net of cash and restricted cash sold	(79)	(311)
Other	(540)	(501)
Total Cash Uses	$(16,466)	$(12,629)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$569	$248
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative nine-month period (in millions):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2024	2023	$ Change
Operating activities	$1,664	$2,309	$(645)
Investing activities	(6,089)	(5,673)	(416)
Financing activities	5,187	3,740	1,447
Operating Activities
Net cash provided by operating activities decreased $645 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
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

68 | The AES Corporation | September 30, 2024 Form 10-Q
•Adjusted net income increased $84 million, primarily due to higher margins at our Utilities SBU and proceeds from the transfer of U.S. investment tax credits; partially offset by lower margins at our Renewables and Energy Infrastructure SBUs, an increase in interest expense, and a decrease in interest income.
•Change in working capital decreased $729 million, primarily due to an increase in receivables due to timing of billings and collections, and higher coal consumption coupled with lower coal prices in the prior year; partially offset by the impact of lower coal purchases on accounts payable, and a decrease in other assets due to the sale of financing receivables under the Warrior Run PPA termination agreement.
Investing Activities
Net cash used in investing activities increased $416 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Investing Cash Flows
(in millions)
•Cash used for short-term investing activities increased $232 million, primarily as a result of lower net short-term investment sales at our Renewables SBU.
•Proceeds from sales of business interests decreased $87 million, primarily due to the prior year selldown of sPower OpCo B.
•Acquisitions of business interests decreased $232 million, primarily due to the prior year acquisitions of Bellefield and Bolero Solar Park at AES Clean Energy and AES Andes, respectively, partially offset by the current year acquisition of Hoosier Wind at AES Indiana.
•Capital expenditures increased $370 million, discussed further below.
Capital Expenditures
(in millions)

69 | The AES Corporation | September 30, 2024 Form 10-Q
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
•Growth expenditures increased $364 million, primarily driven by an increase in renewables project investments in the U.S. and Chile and higher transmission and distribution project investments at our Utilities SBU; partially offset by lower expenditures in Brazil primarily due to the completion of the Cajuina wind projects.
•Maintenance expenditures increased $5 million, primarily due to higher expenditures at Southland due to the extension of compliance dates for the OTC units, partially offset by the timing of maintenance activities at our Renewables SBU.
Financing Activities
Net cash provided by financing activities increased $1.4 billion for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Financing Cash Flows
(in millions)
See Notes 1—Financial Statement Presentation, 8—Debt, and 12—Equity in Item 1.—Financial Statements of this Form 10-Q for more information regarding significant supplier financing arrangements, debt, and equity transactions, respectively.
•The $1.4 billion impact from non-recourse debt transactions is mainly due to an increase in borrowings at AES Indiana, AES Andes, and AES Clean Energy Development.
•The $857 million impact from the Parent Company revolver is due to higher net borrowings in the current period.
•The $498 million impact from sales to noncontrolling interest is primarily due to an increase in proceeds received at AES Clean Energy from the sales of ownership in project companies to tax equity investors.
•The $465 million impact from non-recourse revolvers is primarily due to higher net repayments at our Energy Infrastructure and Utilities SBUs.
•The $450 million impact from recourse debt is primarily due to the prior year issuance of a bridge loan at AES Clean Energy, which was fully guaranteed by the Parent Company, partially offset by an increase in issuances at the Parent Company in the current period.
•The $409 million impact from supplier financing arrangements is primarily due to higher net repayments at our Renewables SBU.
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

70 | The AES Corporation | September 30, 2024 Form 10-Q
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

	September 30, 2024	December 31, 2023
Consolidated cash and cash equivalents	$1,919	$1,426
Less: Cash and cash equivalents at subsidiaries	(1,913)	(1,393)
Parent Company and qualified holding companies’ cash and cash equivalents	6	33
Commitments under the Parent Company credit facility	1,500	1,500
Less: Letters of credit under the credit facility	(24)	(124)
Less: Borrowings under the credit facility	(530)	—
Less: Borrowings under the commercial paper program	(611)	—
Borrowings available under the Parent Company credit facility	335	1,376
Total Parent Company Liquidity	$341	$1,409
The Parent Company paid dividends of $0.1725 per outstanding share to its common stockholders during the first, second, and third quarters of 2024 for dividends declared in December 2023, February 2024, and July 2024, respectively. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $6.5 billion and $4.5 billion as of September 30, 2024 and December 31, 2023, respectively. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 11—Debt in Item 8.—Financial Statements and Supplementary Data of our 2023 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our revolving credit facility and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of September 30, 2024, we were in compliance with these covenants at the Parent Company level.
Non-Recourse Debt
While the lenders under our non-recourse debt financings generally do not have direct recourse to the Parent Company, defaults thereunder can still have important consequences for our results of operations and liquidity, including, without limitation:

71 | The AES Corporation | September 30, 2024 Form 10-Q
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $3.2 billion. The portion of current debt related to such defaults was $330 million at September 30, 2024, all of which was non-recourse debt related to five subsidiaries: AES Puerto Rico, AES Mexico Generation Holdings, AES Ilumina, AES Jordan Solar, and a project entity at AES Clean Energy Development. AES Puerto Rico is in payment default on its long-term debt and preferred shares due to failure to implement the cash sweep mechanism in accordance with the terms of the loan agreements. AES Puerto Rico is working with the noteholders to resolve this matter. All other subsidiary defaults listed are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other requirements contained in the non-recourse debt documents of the applicable subsidiary. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of September 30, 2024, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit agreement as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of September 30, 2024, none of the defaults listed above resulted in a cross-default under the recourse debt of the Parent Company. Furthermore, none of the non-recourse debt in default listed above is guaranteed by the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2023 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview Regarding Market Risks
Our businesses are exposed to, and proactively manage, market risk. Market risk is the potential loss that may

72 | The AES Corporation | September 30, 2024 Form 10-Q
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
As of September 30, 2024, we project pre-tax earnings exposure on a 10% increase in commodity prices to be less than a $10 million gain for power, less than a $5 million loss for gas, and less than a $5 million gain for coal. The sensitivities are calculated using industry-standard valuation techniques to revalue all transactions (physical and financial commodity transactions) in the portfolio for a change in the underlying prices the transactions are exposed to and exclude correlation effects, including those due to renewable resource availability. The models reference market prices of commodities across future periods and associated volatility of these market prices. Prices and volatilities are predominantly based on observable market prices.
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

73 | The AES Corporation | September 30, 2024 Form 10-Q
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
AES has unhedged forward-looking earnings foreign exchange deterioration risk from the Argentine peso that could be material. Additionally, as of September 30, 2024, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries may be exposed to exchange rate movement of less than a $5 million gain from Euro and less than a $5 million gain from the Colombian peso.
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
Interest Rate Risks

74 | The AES Corporation | September 30, 2024 Form 10-Q
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
As of September 30, 2024, the portfolio’s pre-tax earnings exposure to a one-time 100-basis-point increase in interest rates for our Argentine peso, Brazilian real, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $5 million on interest expense for the debt denominated in these currencies. These amounts represent the exposure for the remainder of 2024 and do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2024, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

75 | The AES Corporation | September 30, 2024 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of September 30, 2024. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a governmental authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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

76 | The AES Corporation | September 30, 2024 Form 10-Q
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
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. Subsequently, the claimants withdrew the lawsuit with respect to AES Puerto Rico. The lawsuit remains pending against the other AES defendants (“AES Defendants”) and the unaffiliated defendants. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually, nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court, namely, the Civil Court of La Vega (“CFI”). In May 2024, the CFI dismissed the entire case due to the expiry of the statute of limitations. The claimants may seek to appeal. Recently, the claimants appealed the dismissal to the relevant intermediate appellate court. To date, the AES Defendants have not been formally served with the appeal. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
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

77 | The AES Corporation | September 30, 2024 Form 10-Q
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
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE alleged that AES Mérida was in breach of a power and capacity purchase agreement (“Contract”) between the two parties, even though the allegations relate to CFE’s own failure to provide fuel within the specifications of the Contract. CFE sought to recover approximately $200 million in payments made to AES Mérida under the Contract as well as approximately $480 million in alleged damages for having to acquire power from alternative sources in the Yucatan Peninsula. AES Mérida filed an answer denying liability to CFE and asserted a counterclaim for damages due to CFE’s breach of its obligations. The evidentiary hearing took place in November 2021. Closing arguments were heard in May 2022. In November 2022, the arbitration Tribunal issued its decision in the case, rejecting CFE’s claims for damages and granting AES Mérida a net amount of damages on AES Mérida’s counterclaims ("Award"). There are ongoing proceedings in the Mexican courts concerning AES Mérida's attempt to enforce the Award and CFE's attempt to challenge the Award. The enforcement proceeding initiated by AES Mérida is still pending before the relevant court of first instance. In contrast, in March 2024, the relevant court of first instance denied CFE’s request to nullify the Award (“March 2024 Decision”). The March 2024 Decision was affirmed by the relevant federal District Court and is currently under review by the Collegiate Circuit Court. AES Mérida believes that it has meritorious claims and defenses and will assert them vigorously in this dispute; however, there can be no assurances that it will be successful in its efforts.
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
On July 25, 2022, AES Puerto Rico, LP (“AES-PR”) received from the EPA an NOV alleging certain violations of the CAA at AES-PR’s coal-fired power facility in Guayama, Puerto Rico. The NOV alleged AES-PR exceeded an emission limit and did not continuously operate certain monitoring equipment, conduct certain analyses and testing, maintain complete records, and submit certain reports as required by the EPA’s Mercury and Air Toxics Standards.

78 | The AES Corporation | September 30, 2024 Form 10-Q
The NOV further alleged AES-PR did not comply fully with the facility’s Title V operating permit. In August 2024, AES-PR and the EPA entered into a Consent Agreement and Final Order (“CAFO”) settling this matter. Pursuant to the CAFO, AES-PR paid a $3.125 million fine to the agency and agreed to implement certain additional compliance and reporting measures.
On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged charges relating to the Alto Maipo facility, all of which are categorized by the SMA as “serious.” The alleged charges include untimely completion of intake works and insufficient capture by the provisional works, irrigation water outlet and canal contemplated by an agreement with local communities; non-compliance with the details of the forest management plans and intervention in unauthorized areas; construction of a road in a restricted paleontological area; and unlawful moving of fauna. On February 16, 2023, the Alto Maipo project submitted a compliance program to the SMA which has undergone two rounds of observations by the SMA and interested third parties. On June 19, 2024, the SMA issued new observations. In response, on July 17, 2024, Alto Maipo submitted an updated version of the compliance program, which is currently under review by the Environmental Authority. The costs associated with the compliance program are estimated to amount to CLP $3,111,437 (approximately $3 million USD). If the compliance program is not approved, Alto Maipo reserves the right to appeal such a decision before the environmental courts. If such an appeal is unsuccessful - or if the compliance program is not executed to the satisfaction of the SMA - fines, revocation of the facility’s RCA environmental permit, or facility closure are possible outcomes for such alleged serious violations under applicable regulations.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

79 | The AES Corporation | September 30, 2024 Form 10-Q
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of AES Common Stock during the third quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 — July 31	—	$—	—	$264,000,000
August 1 — August 31	—	—	—	264,000,000
September 1 — September 30	—	—	—	264,000,000
Total	—	—	—	$264,000,000
_______________________________
(1)         On July 7, 2010, The AES Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase up to $500 million of shares of its outstanding common stock, depending on cash availability, market conditions, and other factors. The original authorization was set to expire on December 31, 2010, however, in December 2010, the Board authorized an extension of the stock repurchase program. The current program does not have a predetermined expiration date. Repurchases under this program may be made using a variety of methods, which may include open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. No repurchases were made under this program during the third quarter of 2024. As of September 30, 2024, $264 million remained available for purchase under this authorization.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2024.
ITEM 6. EXHIBITS

3.2	Amended and Restated By-Laws of The AES Corporation, incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed on October 4, 2024.
10.1
Amendment No.1 to the Term Loan Agreement dated as of September 30, 2024 among The AES Corporation as Borrower, the banks named herein as Banks, and Sumitomo Mitsui Banking Corporation as Administrative Agent, (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

80 | The AES Corporation | September 30, 2024 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	October 31, 2024	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)