Form 10-K
period 2024-12-31
AES CORP
filed 2025-03-11
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 28, 2024, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing sale price of $17.57 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $12.49 billion.
The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, on March 6, 2025 was 711,900,547.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement for its 2025 annual meeting of stockholders are incorporated by reference in Parts II and III

The AES Corporation Fiscal Year 2024 Form 10-K

1 | 2024 Annual Report

Glossary of Terms
The following is a list of frequently used terms and abbreviations that appear in the text of this report and have the definitions indicated below:

2024 Base Rate Order	The order issued in April 2024 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $71 million annually
ACED	AES Clean Energy Development, LLC
Adjusted EBITDA	Adjusted earnings before interest income and expense, taxes, depreciation and amortization, a non-GAAP measure of operating performance
Adjusted EBITDA with Tax Attributes	Adjusted earnings before interest income and expense, taxes, depreciation and amortization, adding back the pre-tax effect of Production Tax Credits, Investment Tax Credits and depreciation tax deductions allocated to tax equity investors, a non-GAAP measure
Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Brasil	AES Brasil Operações S.A., formerly branded as AES Tietê
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. AES Ohio is wholly-owned by DPL
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AIMCo	Alberta Investment Management Corporation
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
BACT	Best Available Control Technology
BESS	Battery energy storage system
BOT	Build, Operate and Transfer
CAA	U.S. Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCEE	Brazilian Chamber of Electric Energy Commercialization
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash and air pollution control wastes generated at coal-fired generation plant sites
CDPQ	La Caisse de dépôt et placement du Quebéc
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFE	Federal Electricity Commission in Mexico
CFO	Chief Financial Officer
CO2	Carbon Dioxide
COD	Commercial Operation Date
CPI	U.S. Consumer Price Index
CSAPR	U.S. Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
CWIP	Construction Work In Progress
DG Comp	Directorate-General for Competition of the European Commission
DOJ	U.S. Department of Justice
DPL	DPL Inc.
DPP	Dominican Power Partners
EBITDA	Earnings before interest income and expense, taxes, depreciation and amortization, a non-GAAP measure of operating performance
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERCOT	Electric Reliability Council of Texas
ESP	Electric Security Plan
EU	European Union
EURIBOR	Euro Inter Bank Offered Rate
EVN	Electricity of Vietnam
FERC	U.S. Federal Energy Regulatory Commission

2 | 2024 Annual Report

Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens AG (Nasdaq: FLNC)
FONINVEMEM	Fund for the Investment Needed to Increase the Supply of Electricity in the Wholesale Market in Argentina
FPA	U.S. Federal Power Act
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GSF	Generation Scaling Factor
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation Book Value
IPALCO	IPALCO Enterprises, Inc.
IPP	Independent Power Producers
ISO	Independent System Operator
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LIBOR	London Inter Bank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MRE	Energy Reallocation Mechanism
MW	Megawatts
MWh	Megawatt Hours
NAAQS	U.S. National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NERC	North American Electric Reliability Corporation
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Dioxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
O&M	Operations and Maintenance
ONS	National System Operator in Brazil
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
OVEC	Ohio Valley Electric Corporation, an electric generating company in which AES Ohio has a 4.9% interest
Parent Company	The AES Corporation
PCU	Performance Cash Units
Pet Coke	Petroleum Coke
PJM	PJM Interconnection, LLC
PM	Particulate Matter
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PSU	Performance Stock Unit
PUCO	The Public Utilities Commission of Ohio
PURPA	U.S. Public Utility Regulatory Policies Act
QF	Qualifying Facility
REC	Renewable energy credit
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SADI	Argentine Interconnected System
SBU	Strategic Business Unit
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SEN	Sistema Electrico Nacional in Chile
SIN	National Interconnected System in Colombia
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SWRCB	California State Water Resources Board
TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge

3 | 2024 Annual Report

U.S.	United States
USD	United States Dollar
VAT	Value Added Tax
VIE	Variable Interest Entity
Vinacomin	Vietnam National Coal-Mineral Industries Holding Corporation Ltd.

4 | 2024 Annual Report

EXPLANATORY NOTE
Restatement Background
In this Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"), The AES Corporation is restating its previously issued (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, and (iv) Condensed Consolidated Statements of Changes in Equity as of and for the three and six months ended June 30, 2024, and as of and for the three and nine months ended September 30, 2024.
During the normal course of the preparation of its audited consolidated financial statements for the year ended December 31, 2024, and not related to the Form 12(b)-25 that was filed, the Company determined that we used incomplete data in the estimation of fair value of the net assets of AES Brasil, which was used in the calculation of impairment expense after AES Brasil was classified as held-for-sale in Q2 2024. The result of which caused an overstatement of impairment expense that was calculated in Q2 2024 and Q3 2024. The Company evaluated the adjustments to impairment expense recorded in Q2 and Q3 2024, and after assessing the materiality of such adjustments, is restating its financial statements for each of the quarterly periods ended June 30, 2024 and September 30, 2024 in this 2024 Form 10-K for the year ended December 31, 2024. The correct held-for-sale value was used in the calculation of the gain on the AES Brasil disposal group recorded in Q4 2024.
Due to the discovery of this error, the Company's management identified a material weakness in the Company's internal control over financial reporting that existed at December 31, 2024. The company did not design effective controls over management's review of the disposition of AES Brasil, a complex non-routine transaction; specifically, due to the use of incomplete data used in the impairment calculation of the AES Brasil disposal group.
We have not filed, and do not intend to file, any amendments to our previously filed Quarterly Reports on Form 10-Q for the restated periods. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K or in our future filings with the SEC as applicable, and not any previously issued or filed reports, earnings releases, or investor presentations. See Note 30—Restatement (unaudited) in the notes to the audited consolidated financial statements included in Item 8.—Financial Statements of this Form 10-K.
Restatement Overview
In connection with the restatement of the prior quarterly financial statements, the Company, in the 2024 Form 10-K:
(i) restated its unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and September 30, 2024; Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and for the three and nine months ended September 30, 2024; Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and for the three and nine months ended September 30, 2024; and Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2024 and for the nine months ended September 30, 2024, in Note 30—Restatement (unaudited) to the unaudited consolidated financial statements, in Item 8.—Financial Statements of this Form 10-K;
(ii) added a risk factor relating to its material weakness in its internal control over financial reporting in Item 1A of this Form 10-K; and
(iii) updated its disclosures regarding its controls and procedures in Item 9A.—Controls and Procedures of this Form 10-K.
The financial information that has been previously filed or otherwise reported for the prior quarterly financial statements is superseded by the information in this Annual Report on Form 10-K. See Note 30—Restatement (unaudited) in the notes to the audited consolidated financial statements in Item 8.—Financial Statements of this Form 10-K for additional information on the restatement and the related financial statement impact.
Internal Control Considerations
In connection with the restatement described above, management has determined that the overstatement of impairment expense and related impact on the gain on disposition of the AES Brasil disposal group resulted in a material weakness in internal control over financial reporting as of December 31, 2024. For a discussion of management's considerations of the Company's disclosure controls and procedures, internal control over financial reporting, and material weakness identified, refer to Item 9A.—Controls and Procedures of this Form 10-K.

5 | 2024 Annual Report

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
•our ability to fulfill our obligations, manage liquidity and comply with covenants under our recourse and non-recourse debt, including our ability to manage our significant liquidity needs and to comply with covenants under our revolving credit facilities and other existing financing obligations;
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

6 | 2024 Annual Report

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
•our ability to maintain effective internal control over financial reporting;
•our ability to remediate the material weakness described in Item 9A;
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

7 | 2024 Annual Report

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

**4** MARKET-ORIENTED STRATEGIC BUSINESS UNITS

**32,109** Gross MW in Operation*

Generation Capacity Under Construction **4,942MW**

VALUES

- Safety first
- Highest standards
- All together

FUEL TYPE
Renewables 50%
Gas 32%
Oil/Diesel/Pet Coke 2%
Coal 16%

**$12.3B**

TOTAL 2024 REVENUES

**$47B**

TOTAL ASSETS OWNED & MANAGED

AES IS ENERGIZED BY A GLOBAL WORKFORCE OF APPROXIMATELY

**9,100 PEOPLE**

**6** UTILITY COMPANIES

AES Serves

**2.7M**

UTILITY CUSTOMERS

*22,857 proportional MW (gross MW multiplied by AES' equity ownership percentage)

Our Strategy
AES is the next-generation energy company with over four decades of experience helping the world transition to clean, renewable energy.
The focus of our strategy is to partner with large corporations that are transitioning to carbon-free sources of electricity. We are very well-positioned as a leading provider of renewable energy to data center companies, particularly in the U.S., and to large mining companies outside the U.S. These customers want to work with AES due to our track record of providing customized solutions that best serve their specific needs and delivering our projects on time and on budget. Projections for electricity demand growth from data centers in the U.S. continue to increase exponentially, and today, this demand is expected to grow to up to 90 GW by 2030, representing an increase of approximately 60 GW.
In 2024, we signed long-term contracts for 4.4 GW of renewables, bringing our backlog of projects — those with signed contracts, but which are not yet in operation — to 11.9 GW. Our backlog serves as the core component of future growth. As a result, we have been consistently rated by Bloomberg New Energy Finance as one of the top two largest sellers globally of renewable power to corporate customers.
At the same time, we have embarked on the most ambitious investment growth in the history of our U.S. utilities, which will improve the reliability and quality of service for our customers, while maintaining some of the lowest rates in both states where our utilities operate. AES Indiana and AES Ohio are now two of the fastest growth U.S. utilities, with projected double-digit rate base growth through 2027, based on necessary investments for our customers.
We are also seeing additional investment opportunities from data center growth in our utility service areas, above and beyond existing rate base projections. Our utilities have many natural advantages that are attractive to large technology companies, such as proximity to fiber networks and the presence of ample land and water. We have worked to proactively identify sites that are well-positioned to support new data centers, capitalizing on our

8 | 2024 Annual Report

deep relationships with technology companies.
2024 Strategic Highlights
•We were awarded or signed 6.8 GW of new contracts, including renewables PPAs, data center load growth at our US utilities, and retail supply for data centers:
◦4.4 GW of renewables under long-term PPAs;
◦2.1 GW of data center growth at AES Ohio; and
◦310 MW of retail supply to support data centers throughout Ohio.
•We were ranked the #1 provider of clean energy globally to corporations by BloombergNEF, representing the third consecutive year as a top seller.
•We completed the construction or acquisition of 3.0 GW of renewables, primarily in the United States and Chile, and completed the construction of a 670 MW combined cycle gas plant in Panama.
•Our backlog, which includes projects with signed contracts, but which are not yet operational, is now 11.9 GW, consisting of:
◦4.9 GW under construction; and
◦7.0 GW with signed PPAs, but that are not yet under construction.
•AES Indiana received approval from the Indiana Utility Regulatory Commission (IURC) to implement new base rates and an ROE of 9.9%, supporting an investment program that will improve reliability for customers and support local economic development.
•Including transactions in 2023 and 2024, we announced or closed nearly three-quarters of our $3.5 billion asset sale proceeds target through 2027.
◦In September 2024, announced a strategic partnership to support AES Ohio's robust growth plans by agreeing to sell a 30% indirect interest to CDPQ for approximately $546 million.
◦In October 2024, closed the sale of our 47.3% interest in AES Brasil for approximately $630 million, including sale and hedge proceeds.
•Retired 481 MW of coal generation in Chile and the United States, for a total of 13.4 GW of coal exits announced or closed since 2017.
Overview
Generation
We currently own and/or operate a generation portfolio of 32,109 MW, including generation from our integrated utility, AES Indiana. Our generation fleet is diversified by technologies and fuel type. See discussion below under Fuel Costs.
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
Contract Sales — Most of our generation businesses sell electricity and associated generation attributes under medium- or long-term contracts ("PPAs") in either regulated or competitive markets ("contract sales") or under short-term agreements in competitive markets ("short-term sales"). Our medium-term contract sales have terms of two to five years, while our long-term contracts have terms of more than five years. These contract sales and short-term sales may also include RECs, as discussed below.
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

9 | 2024 Annual Report

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
Our renewable energy generation businesses may also sell RECs under short-term contracts, either through bilateral sales or over commodity exchanges.
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

10 | 2024 Annual Report

50% of the capacity of our generation plants is fueled by renewables, including solar, hydro, wind, energy storage and landfill gas, which do not have significant fuel costs.
32% of the capacity of our generation plants is fueled by natural gas. With the exception of our plants in the Dominican Republic and Panama, where we import LNG to utilize in the local market, we use gas from local suppliers in each market.
16% of the capacity of our generation fleet is coal-fired. In the U.S., most of our coal-fired plants are supplied from domestic coal. At our non-U.S. generation plants, and at our plant in Puerto Rico, we source coal from a mix of sources from the international market and in the local jurisdictions. To the extent possible, we utilize our global sourcing program to maximize the purchasing power of our fuel procurement.
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
Utilities
Our utility businesses consist of AES Indiana and AES Ohio in the U.S., and four utilities in El Salvador. AES' six utility businesses distribute power to 2.7 million customers and AES' two utilities in the U.S. also include generation capacity totaling 3,561 MW.
AES Indiana, our fully integrated regulated utility, and AES Ohio, our transmission and distribution regulated utility, each operate as the sole distributors of electricity within their respective jurisdictions. AES Indiana owns and operates all of the facilities necessary to generate, transmit, and distribute electricity. AES Ohio owns and operates all of the facilities necessary to transmit and distribute electricity. Our distribution business in El Salvador faces limited competition due to significant barriers to enter the market. According to El Salvador's regulation, large regulated customers have the option of becoming unregulated users and requesting service directly from generation or commercialization agents.
In general, our utilities sell electricity directly to end-users, such as homes and businesses, and bill customers directly. Key performance drivers for utilities include the regulated rate of return and tariff, seasonality, weather variations, economic activity, and reliability of service. Revenue from utilities is classified as regulated on the Consolidated Statements of Operations.
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

11 | 2024 Annual Report

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
Development and Construction
We develop and construct new generation facilities. For our utility business, new plants may be built or existing plants retrofitted in response to customer needs or to comply with regulatory developments. The projects are developed subject to regulatory approval that permits recovery of our capital cost and a return on our investment. For our generation businesses, our priority for development is in key growth markets, such as the U.S. and Chile, where we can leverage our global scale and synergies with our existing businesses by adding renewable energy. We make the decision to invest in new projects by evaluating the strategic fit, financial profile, projected returns and risk for the investment and against alternative uses of capital, including corporate debt repayment. For some development projects, rather than advancing them through construction and maintaining long-term ownership of an operating facility, AES may monetize project value by entering into Develop-Transfer Agreements ("DTAs") in which we transfer assets to a third party prior to construction in exchange for appropriate compensation. These DTAs may be entered into for new generation facilities or other potential uses of our development assets, including for data centers.
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
We are organized into four technology-oriented SBUs: Renewables (solar, wind, energy storage, and hydro generation facilities); Utilities (AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities); Energy Infrastructure (natural gas, LNG, coal, pet coke, diesel, and oil generation facilities, and our businesses in Chile); and New Energy Technologies (investments in Fluence, Uplight, Maximo, and other initiatives) — which are led by our SBU Presidents.

12 | 2024 Annual Report

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
We measure the operating performance of our SBUs using Adjusted EBITDA, a non-GAAP measure. The Adjusted EBITDA by SBU for the year ended December 31, 2024 is shown below. The percentages for Adjusted EBITDA are the contribution by each SBU to the gross metric, i.e., the total Adjusted EBITDA by SBU, before deductions for Corporate. Our New Energy Technologies SBU generated losses for the year ended December 31, 2024. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-K for reconciliation and definitions of Adjusted EBITDA.
For financial reporting purposes, the Company's corporate activities are reported within "Corporate and Other" because they do not require separate disclosure. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 19—Segment and Geographic Information included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further discussion of the Company's segment structure.

13 | 2024 Annual Report

# Renewables

Business Overview

87 Generation Facilities

13,229 Gross MW

Key Generation Businesses: **AES Clean Energy and Chivor**

Solar 42%
Generation Fuel Type
Energy Storage 12%
Wind 24%
Hydro 22%

## Revenue
**(In millions)**

$2,510
$2,339
$1,893
2024
2023
2022

## Operating Margin
**(in millions)**

$359
$492
$528
2024
2023
2022

## Adjusted EBITDA [1]
**(in millions)**

$552
$652
$613
2024
2023
2022

Key events in 2024

- Completed construction of 2.2 GW of new renewables
- Signed or awarded long-term PPAs for 3.7 GW of new renewables

Strategic outlook

- Total backlog of 9.0 GW of renewables under signed long-term PPAs

## Under construction

15 Plants

3,955 MW

Energy Storage 39%
Fuel Type
Solar 48%
Wind 13%

## Contracted renewable backlog

8,970 MW

Signed PPAs not yet under construction

Solar 53%
Wind 26%
Renewable Type
Energy Storage 3%
Storage & Solar 18%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

14 | 2024 Annual Report

Renewables
Our Renewables SBU is well-positioned to take advantage of the growth in data centers driven by the increase in power demand for generative artificial intelligence. In 2024, our assets in operation grew to 13.2 GW, and we added an incremental 3.7 GW to our backlog of contracted projects.
The Renewables SBU has generation facilities in nine countries — the United States, Argentina, Colombia, Mexico, Panama, Bulgaria, the Dominican Republic, Jordan, and the Netherlands.
Generation — Total operating installed capacity of the Renewables SBU is 13,229 MW. The following table lists our Renewables SBU generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Alicura (1)	Argentina	Hydro	1,050	100%	2000
Chivor	Colombia	Hydro	1,000	99%	2000	2025-2039	Various
OpCo A (2)	US-Various	Solar	967	26%	2017-2019	2028-2046	Various
		Wind	140
New York Wind (OpCo D) (3)	US-NY	Wind	612	75%	2021		NYISO
AES Renewable Holdings (3)	US-Various	Solar	470	100%	2015-2024	2029-2044	Utility, Municipality, Education, Non-Profit
		Energy Storage	77
Rexford	US-CA	Solar	300	100%	2024	2039	Clean Power Alliance of Southern California
		Energy Storage	240
Spotsylvania Solar Energy Center (OpCo B)	US-VA	Solar	485	26%	2020-2021	2035	Apple, Akami, Etsy, Microsoft
Chevelon Butte (OpCo D)	US-AZ	Wind	454	75%	2023-2024	2043-2044	APS
McFarland B	US-AZ	Solar	300	75%	2023-2024	2043	Amazon
		Energy Storage	150
Mesa La Paz (2)	Mexico	Wind	306	50%	2019	2045	Fuentes de Energia Peñoles
McFarland A	US-AZ	Solar	200	75%	2023	2038	BP
		Energy Storage	100
OpCo B (2)	US-Various	Solar	260	26%	2019	2039-2044	Various
Bayano	Panama	Hydro	260	49%	1999	2030	ENSA, Edemet, Edechi, Other
Buffalo Gap II (3)	US-TX	Wind	233	100%	2007
Baldy Mesa	US-CA	Solar	150	75%	2023	2043	Amazon
		Energy Storage	75
Changuinola	Panama	Hydro	223	90%	2011	2030	AES Panama
Great Cove 1&2	US-PA	Solar	220	75%	2023	2043	University of Pennsylvania
Raceway 1	US-CA	Solar	125	50%	2023	2043	Microsoft
		Energy Storage	80
Prevailing Winds (OpCo B) (2)	US-SD	Wind	200	26%	2020	2050	Basin Electric Power Cooperative
Oak Ridge	US-LA	Solar	200	75%	2023	2043	Amazon
Delta	US-MS	Wind	185	75%	2023-2024	2043-2044	Amazon
Skipjack (OpCo D) (3)	US-VA	Solar	175	75%	2022	2036	Constellation Energy Generation
Buffalo Gap III (3)	US-TX	Wind	170	100%	2008
St. Nikola	Bulgaria	Wind	156	89%	2010	2025	Electricity Security Fund
Cavalier	US-VA	Solar	156	75%	2023-2024	2043	Dominion Energy
Lancaster Area Battery (LAB) (3)	US-CA	Energy Storage	127	75%	2022	2037	PG&E
Calhoun	US-MI	Solar	125	75%	2024	2039	Microsoft, MPPA
Buffalo Gap I (3)	US-TX	Wind	121	100%	2006

15 | 2024 Annual Report

Chiriqui-Esti	Panama	Hydro	120	49%	2003	2030	ENSA, Edemet, Edechi, Other
Kuihelani	US-HI	Solar	60	100%	2023-2024	2048	HECO
		Energy Storage	60
Cabra Corral	Argentina	Hydro	102	100%	1995		Various
Southland Energy—Alamitos Energy Center	US-CA	Energy Storage	100	50%	2021	2041	Southern California Edison
East Line Solar (OpCo B) (2)	US-AZ	Solar	100	26%	2020	2045	Salt River Project Agricultural Improvement & Power District
Central Line (OpCo B) (2)	US-AZ	Solar	100	26%	2022	2039	Salt River Project Agricultural Improvement & Power District
West Line (OpCo B) (2)	US-AZ	Solar	100	26%	2022	2047	Salt River Project Agricultural Improvement & Power District
Luna (OpCo D) (3)	US-CA	Energy Storage	100	75%	2022	2037	Clean Power Alliance of Southern California
Vientos Bonaerenses	Argentina	Wind	100	100%	2020	2025-2040	Various
Vientos Neuquinos	Argentina	Wind	100	100%	2020	2025-2040	Various
Mirasol	Dominican Republic	Solar	100	65%	2024	2039	Ede Este
Laurel Mountain Repowering (OpCo D)	US-WV	Wind	99	75%	2022	2037	AES CE Solutions, LLC
Estrella	US-CA	Solar	56	50%	2023	2038	Clean Power Alliance of Southern California
		Energy Storage	28
Cavalier Solar A2	US-VA	Solar	84	75%	2024	2044	Microsoft
Alamitos 2	US-CA	Energy Storage	82	100%	2024	2044	Southern California Edison
Platteview	US-NE	Solar	81	75%	2023	2043	Omaha Public Power District
Clover Creek (OpCo B) (2)	US-UT	Solar	80	50%	2021	2046	UMPA
Westwing 1	US-AZ	Energy Storage	80	100%	2023-2024	2043-2044	APS
OpCo D	US-Various	Solar	68	75%	2022-2024	2042-2044	Various
		Energy Storage	12
Silver Peak	US-CA	Solar	50	75%	2024	2044	Amazon
		Energy Storage	25
OpCo C (2)	US-Various	Solar	73	50%	2021-2022	2041-2042	Various
Mountain View Repowering (OpCo D) (3)	US-CA	Wind	67	75%	2022	2042	Central Coast Community Energy, Silicon Valley Clean Energy Authority
Madison	US-VA	Solar	63	75%	2024	2039	Northrop Grumman
Westwing 2A	US-AZ	Energy Storage	62	75%	2024	2044	APS
San Fernando	Colombia	Solar	61	99%	2021	2036	Ecopetrol
Big Island Waikoloa (OpCo E) (3)	US-HI	Solar	30	100%	2022-2023	2047	HECO
		Energy Storage	30
Westwing 2B	US-AZ	Energy Storage	59	75%	2024	2044	APS
Penonome I	Panama	Wind	55	49%	2020	2030	ENSA, Edemet, Edechi
Chiriqui-Los Valles	Panama	Hydro	54	49%	1999	2030	ENSA, Edemet, Edechi, Other
Bayasol	Dominican Republic	Solar	50	65%	2021	2036	Ede Sur
Agua Clara	Dominican Republic	Wind	50	65%	2022	2039	Ede Norte
Santanasol	Dominican Republic	Solar	50	65%	2022	2038	Ede Sur
Mountain View IV (OpCo E)	US-CA	Wind	49	100%	2012	2032	Southern California Edison

16 | 2024 Annual Report

Chiriqui-La Estrella	Panama	Hydro	48	49%	1999	2030	ENSA, Edemet, Edechi, Other
AM Solar	Jordan	Solar	48	36%	2019	2039	National Electric Power Company
Ullum	Argentina	Hydro	45	100%	1996		Various
Lawa'i (3)	US-HI	Solar	20	100%	2018	2043	Kaua'i Island Utility Cooperative
		Energy Storage	20
Kekaha (3)	US-HI	Solar	14	100%	2019	2045	Kaua'i Island Utility Cooperative
		Energy Storage	14
Brisas	Colombia	Solar	27	99%	2022	2037	Ecopetrol
West Oahu Solar	US-HI	Solar	13	100%	2023	2048	HECO
		Energy Storage	13
Na Pua Makani (OpCo E)	US-HI	Wind	24	100%	2020	2040	HECO
Ilumina	US-PR	Solar	24	100%	2012	2037	LUMA Energy
Castilla	Colombia	Solar	21	99%	2019	2034	Ecopetrol
Tunjita	Colombia	Hydro	20	99%	2016	2025-2039	Various
Laurel Mountain ES	US-WV	Energy Storage	16	100%	2011
Community Energy	US-Various	Solar	14	75%	2022	2030-2039	Various
Esti Solar II	Panama	Solar	12	49%	2024	2044	Minera Panama
Southland Energy—AES Gilbert (Salt River (4)	US-AZ	Energy Storage	10	50%	2019	2039	Salt River Project Agricultural Improvement & Power District
El Tunal	Argentina	Hydro	10	100%	1995		Various
Andres ES	Dominican Republic	Energy Storage	10	65%	2017
Los Mina DPP ES	Dominican Republic	Energy Storage	10	65%	2017
Pesé Solar	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Mayorca Solar	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Cedro	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Caoba	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Netherlands ES	Netherlands	Energy Storage	10	100%	2015
Los Santos	Panama	Solar	8	49%	2024	2044	Minera Panama
Warrior Run ES	US-MD	Energy Storage	5	100%	2016
5B Colon	Panama	Solar	1	100%	2021	2051	Costa Norte LNG Terminal
			13,229
_____________________________
(1)Operated by AES under a concession contract granted for a term of 30 years, which expired on August 11, 2023. Upon expiration of the contract, ownership and possession of the power plant equipment was to be transferred by full right to the Argentine State in its capacity as grantor. Argentina's Secretariat of Energy has enacted several resolutions since the contractual expiration date and established that AES must continue to operate Alicura and comply with its obligations under the contract until, at the latest, August 2025.
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
(4)Facility experienced a fire event in April 2022 which rendered the asset currently inoperable.

17 | 2024 Annual Report

Under construction — The majority of projects under construction have executed long-term PPAs or, as applicable, have been assigned tariffs through a regulatory process. The following table lists our plants under construction in the Renewables SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
Corotu Solar	Panama	Solar	10	49%	1H 2025
Esti Solar II	Panama	Solar	6	49%	1H 2025
Mamm Creek	US-CO	Solar	10	75%	1H 2025
		Energy Storage	10
Keydet	US-VA	Solar	128	75%	1H 2025
AES Clean Energy Development	US-Various	Solar	34	75%	1H-2H 2025
		Energy Storage	7
Waiwa Phase 2	US-HI	Solar	30	75%	1H 2025
		Energy Storage	30
Peravia I&II	Dominican Republic	Solar	140	65%	1H 2025
Morris Solar	US-MO	Solar	250	75%	1H 2025
McFarland C	US-CA	Energy Storage	185	75%	1H 2025
Bellefield Phase 1	US-CA	Solar	1,000	75%	2H 2025-2H 2026
		Energy Storage	1,000
West Camp	US-AZ	Wind	500	75%	2H 2025
Halifax	US-NC	Solar	80	75%	1H 2026
Jobos	US-PR	Solar	80	70%	1H 2026
		Energy Storage	110
Salinas	US-PR	Solar	120	70%	1H 2026
		Energy Storage	175
Baldy Mesa Energy Storage	US-CA	Energy Storage	50	75%	1H 2027
			3,955
AES Clean Energy
Business Description — AES' U.S. renewables portfolio, referred to as AES Clean Energy, is the leading U.S. renewables growth platform in serving large corporations with its 53 GW development pipeline. AES Clean Energy aims to solve customers' energy challenges by offering an expanded portfolio of innovative solutions based on cutting-edge technologies that are designed to accelerate customers' transitions to carbon-free energy. The generation capacity of the systems owned and/or operated under AES Clean Energy is 8,927 MW across the U.S., with another 3,306 MW under construction, including 1,524 MW of solar, 500 MW of wind, and 1,282 MW of energy storage. AES Clean Energy has a 7.3 GW backlog of projects, the majority of which are expected to come online through 2027. The expansion of data center needs related to the growing use of generative artificial intelligence are expected to be a significant accelerant to the growth of the U.S. renewables market and AES seeks to capture a significant portion of this market expansion.
AES Clean Energy comprises AES Renewable Holdings, sPower, ACED, and other renewables assets, as part of its broader investments in the U.S. ACED was formed on February 1, 2021, as specifically identified projects in the sPower and AES Renewable Holdings development platforms were merged. ACED serves as the development vehicle for all future renewables projects in the U.S. Following the merger, ACED expanded organic and inorganic efforts to become a clear leader in the U.S. renewables industry. In 2024, it built off its successes in customer-centric mergers and acquisitions to add over 1 GW of high-quality projects to its backlog. Since 2021, the development pipeline has also more than doubled.
Key Financial Drivers — The financial results of AES Clean Energy are primarily driven by the efficient construction and operation of renewable energy facilities across the U.S. under long-term PPAs (including long-term REC contracts), through which the energy price on the entire production of these facilities is determined. Tax credits associated with the development of U.S. renewables projects can be substantial and have increased with the adoption of the IRA. In 2024, AES recognized $1.3 billion related to the monetization of tax attributes to tax equity investors and transferability tax credit buyers relating to U.S. renewables projects, $20 million of which relates to a solar project owned by our utility at AES Indiana. The financial results of U.S. renewables assets are primarily driven by the amount of wind or solar resource at the facilities, availability of facilities, growth in projects, the profitable

18 | 2024 Annual Report

development and sale of energy, RECs, and other generation attributes to customers, and by tax credit recognition once placed in service.
A majority of solar projects under AES Clean Energy have been financed with tax equity structures. Under these tax equity structures, the tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. Based on certain liquidation provisions of the tax equity structures, this could result in variability to earnings attributable to AES compared to the earnings reported at the facilities. In 2024, AES Clean Energy largely generated investment tax credits ("ITCs") from its renewables assets. We expect that the extension of the current ITCs and production tax credits ("PTCs"), as well as higher credits available for projects that satisfy wage and apprenticeship requirements under the Inflation Reduction Act ("IRA"), will increase demand for our renewables products. Also, in 2023, AES Clean Energy began monetizing tax credits under the transferability provisions of the IRA. These tax credit sales reduce our tax rate under U.S. GAAP.
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
In 2024, AES Clean Energy signed or was awarded 3,506 MW of PPAs. As of December 31, 2024, AES Clean Energy's renewables project backlog includes 7.3 GW of projects for which long-term PPAs have been signed or, as applicable, contracts have been assigned through a regulatory process. The budget for construction of the projects currently under construction and the contracted projects is over $9 billion. The IRA includes increases, extensions, and/or new tax credits for onshore wind, solar, storage, and hydrogen projects. These changes in tax policy are supportive of our strategy to grow the AES Clean Energy business through the development of our 53 GW U.S. pipeline.
AES Argentina
Business Description — AES operates plants in Argentina within the Renewables SBU totaling 1,407 MW, representing 3% of the country's total installed capacity, and AES Argentina's plants are placed in strategic locations within the country in order to provide energy to the spot market and customers.
AES primarily sells its energy in the wholesale electricity market where prices are largely regulated. In 2024, approximately 76% of the energy sold in the wholesale electricity market was produced by the hydropower plants, and 24% generated by the wind power plants.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•forced outages;
•exposure to fluctuations of the Argentine peso;
•timely collection of FONINVEMEM installments and outstanding receivables (see International Energy Markets and Regulatory Environment below);
•changes in hydrology and wind resources; and
•domestic energy demand and exports.
Development Strategy — AES Argentina has a pipeline of 980 MW of wind and solar greenfield projects in different stages of development. These projects are adjacent or nearby to AES Argentina's current operating assets and could be used to participate in future private auctions for renewable PPAs.
AES Colombia
Business Description — We operate in Colombia through AES Colombia, a subsidiary of AES Andes, which owns Chivor, a hydroelectric plant with an installed capacity of 1,000 MW and Tunjita, a 20 MW run-of-river hydroelectric plant, both located approximately 100 miles east of Bogota, as well as the solar facilities of Castilla, Brisas, and San Fernando, 21 MW, 26 MW, and 61 MW respectively. AES Colombia’s installed capacity accounted for approximately 5% of system capacity at the end of 2024. AES Colombia is dependent on hydrological conditions, which influence generation and spot prices of non-contracted generation in Colombia.
AES Colombia's commercial strategy aims to execute contracts with commercial and industrial customers and bid in public tenders, mainly with distribution companies, in order to reduce margin volatility with proper portfolio risk management. The remaining energy generated by our portfolio is sold to the spot market, including ancillary

19 | 2024 Annual Report

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
Development Strategy — AES Colombia is committed to supporting its customers to diversify their energy supply and become more competitive. As part of this commitment, AES Colombia is developing a pipeline of 1.3 GW of solar and wind projects. Six wind projects totaling 1,149 MW are located in La Guajira, one of the windiest spots in the world. Of the 1,149 MW, 255 MW were awarded 15-year PPAs in the renewable auction in 2019 and have had environmental licenses granted. AES Colombia is also developing Girasoles, a 100 MW solar project located in the state of Tolima.
AES Panama
Business Description — AES owns and operates five hydroelectric plants totaling 705 MW of generation capacity, a wind farm of 55 MW, and five solar plants totaling 48 MW, which collectively represent 16% of the total installed capacity in Panama.
The majority of our hydroelectric plants in Panama are based on run-of-the-river technology, with the exception of 223 MW Changuinola plant with regulating reservoirs and the 260 MW Bayano plant. Hydrological conditions have an important influence on profitability. Variations in hydrology can result in an excess or a shortfall in energy production relative to our contractual obligations. Hydro generation is generally in a shortfall position during the dry season from January through May, which is offset by thermal and wind generation since its behavior is opposite and complementary to hydro generation.
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
Development Strategy — AES is investing in renewables projects within the region. This will increase complementary non-hydro renewables assets in the system and contribute to the reduction of hydrological risk in Panama.
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
•improved operational performance and plant availability; and

20 | 2024 Annual Report

•changes in wind resources.
Development Strategy — AES is actively working to develop new renewable energy projects that may increase its market share in the Mexican National Energy System, with a strong commitment to provide energy support for the economic growth of the country.
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
In December 2022, Bulgaria implemented Regulation 2022/1854, approved by the European Council in October 2022 as an emergency intervention aiming at limiting energy prices in Europe. The main measure of interest to AES in Bulgaria is the limitation of revenues for "infra-marginal" producers, a category that includes renewables and other technologies which are providing electricity to the grid at a cost below the price level set by the more expensive “marginal” producers. Under the regulation, Kavarna captures up to 100% of the margin above the price cap determined as per the provisions in the State Budget law for the respective calendar year. This regulation has been extended through March 31, 2025 by the Bulgarian Parliament.
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
In December 2024, the Company signed an agreement to sell a 50% ownership interest in AES DR Renewable Holding, S.L. and its subsidiaries. The transaction is expected to close in 2025.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•change in wind and solar resources due to heavy rains, hurricanes and other natural events that may affect the country;
•constraints imposed by the capacity of transmission lines and potential delays on the transmission expansion projects; and
•related to projects under construction, changes in execution cost and scope of work that may delay the operation of the new renewables plants.
AES Puerto Rico
Business Description — AES Puerto Rico owns and operates Ilumina, a 24 MW solar facility in Puerto Rico. The plant is fully contracted through a long-term PPA with PREPA expiring in 2037. In addition, AES began construction on 485 MW of new renewables in 2024. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—Puerto Rico for further discussion of the long-term PPAs with PREPA.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to, operational performance and plant availability.
Development Strategy — Puerto Rico has clear goals of supplying its system from renewable resources, with a target of 100% by 2050. An intermediate target of 40% by 2025 had been previously established. However, a

21 | 2024 Annual Report

Senate Bill was filed on January 22, 2025 that proposes to amend the target established under Law 17-2019. In order to achieve the targets currently set, PREPA intends to launch six tender processes for renewable generation. As of the end of 2024, four tenders have been issued, however, the remaining two are currently on hold.
The Marahu Project, 70% owned by AES, is currently constructing the Salinas and Jobos renewables projects in Puerto Rico, including both solar and energy storage facilities. In January 2025, Marahu Project obtained a loan guaranty for $861 million from the US Department of Energy (DOE). To date, $322 million have been drawn, and the remainder of the loan will be drawn upon as required to fund construction costs.
AES Jordan
Business Description — In Jordan, AES has a 36% controlling interest in a 48 MW solar plant fully contracted with the national utility under a 20-year PPA expiring in 2039. We consolidate the results in our operations as we have a controlling interest in this business.
AES Brasil
Business Description — AES sold its interest in AES Brasil in October 2024. With an exclusive focus on renewable energy, AES Brasil had a portfolio leveraging hydro, solar, and wind generation. As a 100% renewable energy generator, AES Brasil held a diversified portfolio and expanded from an installed capacity of 2.7 GW in 2016 to 5.2 GW at time of sale in 2024, which was composed of hydroelectric plants (2,658 MW), wind complexes (2,189 MW), and solar complexes (328 MW).

22 | 2024 Annual Report

# Utilities

## Business Overview

13 Generation Facilities | 6 Utility Companies

3,704 Gross MW | 32,688 GWH

Generation Fuel Type
Gas 53%
Oil 2%
Coal 33%
Solar 9%
Wind 3%

**Revenue**
**(In millions)**

$3,608
$3,495
$3,617
2024
2023
2022

**Operating Margin**
**(in millions)**

$543
$433
$379
2024
2023
2022

**Adjusted EBITDA** [(1)]
**(in millions)**

$792
$678
$612
2024
2023
2022

**Adjusted PTC** [(1)]
**(in millions)**

$225
$196
$131
2024
2023
2022

## Key events in 2024

- Completed construction or acquisition of 0.2 GW of renewables
- Signed agreements with data center customers for 2.4 GW of new load growth at AES Ohio
- Announced a strategic partnership to support AES Ohio's robust growth plans by agreeing to sell a 30% indirect interest to CDPQ for approximately $546 million
- AES Indiana received approval from the IURC to implement new customer rates beginning in May 2024

## Strategic outlook

- Total backlog of 0.7 GW of renewables
- Expect to close sale of 30% indirect interest of AES Ohio to CDPQ in the first half of 2025
- Expect to convert remaining two coal units of Petersburg at AES Indiana to natural gas

## Under construction

2 Plants

495 MW

Fuel Type
Energy Storage 49%
Solar 51%

## Contracted renewable backlog

665 MW

Signed PPAs not yet under construction

Renewable Type
Energy Storage 30%
Solar 50%
Storage & Solar 20%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

23 | 2024 Annual Report

Utilities
Our Utilities SBU is the second largest contributor to our future growth, particularly in the U.S., where we are targeting a combined 10% annual growth in rate base at our two utilities: AES Indiana and AES Ohio. The expansion of data center needs related to the growing use of generative artificial intelligence has the potential to be a significant accelerant to the load growth of the U.S. utilities market. AES Indiana and AES Ohio are working with several companies to provide solutions for the electric service needs of data centers, and we see these relationships growing as utilization of generative artificial intelligence drives the expansion of data center use within our service territory. As part of this process, AES Ohio and AES Indiana are evaluating cost effective options to reliably serve these large data center customers.
In the Utilities segment, we also have four utilities in El Salvador and a portfolio of generation facilities, including at our integrated utility in Indiana, with installed operating capacity of 3,704 MW. IPALCO (AES Indiana's parent), AES Ohio, and DPL Inc. (AES Ohio's parent) are all SEC registrants, and as such, follow the public filing requirements of the Securities Exchange Act of 1934.
Utilities — The following table lists our utilities and their generation facilities:

Business	Location	Type	AES Equity Interest	Approximate Number of Customers Served as of 12/31/2024	Approximate GWh Sold in 2024	Fuel	Gross MW	Year Acquired or Began Operation
CAESS	El Salvador	Distribution	75%	668,000	2,334			2000
CLESA	El Salvador	Distribution	80%	487,000	1,297			1998
DEUSEM	El Salvador	Distribution	74%	97,000	189			2000
EEO	El Salvador	Distribution	89%	364,000	835			2000
El Salvador Subtotal				1,616,000	4,655
AES Ohio (1)	US-OH	Transmission & Distribution	100%	537,000	14,311			2011
AES Indiana (2)	US-IN	Integrated	70%	531,000	13,722	Coal/Gas/Oil/Solar/Energy Storage/Wind	3,561	2001
United States Subtotal				1,068,000	28,033		3,561
				2,684,000	32,688
_____________________________
(1)AES Ohio's GWh sold in 2024 represent total transmission and distribution sales. AES Ohio's wholesale sales and SSO utility sales, which are sales to utility customers who use AES Ohio to source their electricity through a competitive bid process, were 2,440 GWh in 2024. AES Ohio owns a 4.9% equity ownership in OVEC, an electric generating company. OVEC has two plants in Cheshire, Ohio and Madison, Indiana with a combined generation capacity of approximately 2,109 MW. AES Ohio’s share of this generation is approximately 103 MW. In September 2024, DPL entered into an agreement with a wholly-owned subsidiary of CDPQ to sell an approximate 30% equity interest in AES Ohio to CDPQ through a series of transactions with closing expected in the first half of 2025.
(2)CDPQ owns direct and indirect interests in IPALCO (AES Indiana's parent) which total approximately 30%. AES owns 85% of AES U.S. Investments and AES U.S. Investments owns 82.35% of IPALCO. AES Indiana plants: Georgetown, Harding Street, Petersburg, Eagle Valley, Hoosier Wind, and Hardy Hills Solar. 20 MW of AES Indiana total is considered a transmission asset.

24 | 2024 Annual Report

Generation — The following table lists our Utilities SBU generation facilities. The energy produced by these generation facilities is fully contracted by AES’ utilities in El Salvador.

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Bosforo (1)	El Salvador	Solar	100	50%	2018-2019	2043-2044	CAESS, EEO, CLESA, DEUSEM
Metapan	El Salvador	Solar	15	100%	2023	2043-2048	CLESA, Cemento Holcim de El Salvador
Cuscatlan Solar (1)	El Salvador	Solar	10	50%	2021	2046	CLESA
AES Nejapa	El Salvador	Landfill Gas	6	100%	2011	2035	CAESS
Meanguera del Golfo	El Salvador	Solar	1	100%	2023	2048	EEO
		Energy Storage	4
Opico	El Salvador	Solar	4	100%	2020	2040	CLESA
Moncagua	El Salvador	Solar	3	100%	2015	2035	EEO
			143
_____________________________
(1)Unconsolidated entity, accounted for as an equity affiliate.

Under construction — The following table lists our plants under construction in the Utilities SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
Pike County (AES Indiana)	US-IN	Energy Storage	200	70%	1H 2025
Petersburg Energy Center (AES Indiana)	US-IN	Solar	250	70%	2H 2025
		Energy Storage	45
			495
AES Indiana
Business Description — IPALCO is a holding company whose principal subsidiary is AES Indiana. AES Indiana is an integrated utility that is engaged primarily in generating, transmitting, distributing, and selling electric energy to retail customers in the city of Indianapolis and neighboring areas within the state of Indiana and is subject to regulatory authority—see Regulatory Framework and Market Structure below. AES Indiana has an exclusive right to provide electric service to the customers in its service area, covering about 528 square miles with an estimated population of approximately 968,000 people.
AES Indiana owns and operates four generating stations, all within the state of Indiana. The first station, Petersburg, is coal-fired, and consists of four units. AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas (see Integrated Resource Plan below). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery-based energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. In addition, AES Indiana helps meet its customers' energy needs with long-term contracts for the purchase of 200 MW of wind-generated electricity and 94 MW of solar-generated electricity.
AES Indiana also owns and operates two renewable energy projects, including a 195 MW solar project located in Clinton County, Indiana (the "Hardy Hills Solar Project"), which achieved full commercial operations in May 2024, and a 106 MW wind facility located in Benton County, Indiana (the "Hoosier Wind Project"), which was acquired in February 2024.
In August 2023, AES Indiana completed the acquisition of Petersburg Energy Center, LLC, including the development of a 250 MW solar and 45 MW (180 MWh) energy storage facility (the "Petersburg Energy Center project"). The Petersburg Energy Center project is expected to be completed in 2025.
In June 2023, AES Indiana executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. The Pike County BESS project is expected to be placed in service during the first quarter of 2025.

25 | 2024 Annual Report

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
AES Indiana's tariff rates for electric service to retail customers consist of basic rates and approved charges. In addition, AES Indiana's rates include various adjustment mechanisms, including, but not limited to: (i) a rider to reflect changes in fuel and purchased power costs to meet AES Indiana's retail load requirements, referred to as the Fuel Adjustment Charge, (ii) a rider for the timely recovery of costs (including a return) to comply with environmental laws and regulations and investments in renewable energy projects, and recovery of costs related to generation consumables and environmental allowance expenses, referred to as the ECCRA, (iii) a rider to reflect changes in ongoing RTO costs, (iv) riders for passing through to customers wholesale sales margins and capacity sales above and below established annual benchmarks, (v) a rider for the timely recovery of costs (including a return) incurred for eligible TDSIC improvements, and (vi) a rider for cost recovery, lost margin recoveries and performance incentives from AES Indiana's demand side management energy efficiency programs. Each of these tariff rate components function somewhat independently of one another, but the overall structure of AES Indiana's rates is subject to review at the time of any review of AES Indiana's basic rates and charges. Additionally, AES Indiana's rider recoveries are reviewed through recurring filings.
AES Indiana filed a petition with the IURC on June 28, 2023, for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. The factors leading to AES Indiana's first base rate increase request in five years include inflationary impacts on operations and maintenance expenses, investments in the transmission and distribution systems, and modernization of its customer systems. AES Indiana is also seeking recovery of increased costs to support its vegetation management plan, which covers the removal of overhang and tree trimming in its service territory. AES Indiana also seeks to better align depreciation expense with the period in which the generation plants provide service to customers and remove operational costs of the retired Petersburg units from rates. On April 17, 2024, the IURC issued an order (the "2024 Base Rate Order") approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the OUCC and the other intervening parties in AES Indiana’s base rate case filing. Among other matters and consistent with the Stipulation and Settlement Agreement, the 2024 Base Rate Order approves an increase in AES Indiana's total annual operating revenue of $71 million for AES Indiana’s electric service. Updated customer rates and charges became effective on May 9, 2024.
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
Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that requests for recovery include a plan of at least five years and not more than seven for eligible investments. The first 80% of eligible costs can be recovered using a periodic rate adjustment mechanism, referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges,

26 | 2024 Annual Report

operation and maintenance expenses, depreciation, and property taxes. The remaining twenty percent of recoverable costs are deferred for future recovery in the public utility’s next base rate case. The TDSIC mechanism is capped at an annual increase of two percent of total retail revenues.
On March 4, 2020, the IURC issued an order approving the projects in AES Indiana's seven-year TDSIC Plan for eligible transmission, distribution, and storage system improvements totaling $1.2 billion from 2020 through 2026. Beginning in June 2020, AES Indiana files an annual TDSIC rate adjustment for a return on, and of, investments through March 31 with rates requested to be effective each November. Annual TDSIC plan update filings are required to be staggered by six months as ordered by the IURC and are filed each December. The total amount of AES Indiana’s equipment net of depreciation, including carrying cost, approved for TDSIC recovery as of December 31, 2024 was $138 million. There are also $341 million of TDSIC capital costs that were rolled into base rates per the 2024 Base Rate Order, which are no longer in the TDSIC rider.
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
On March 11, 2024, AES Indiana filed for regulatory approval from the IURC to convert Petersburg Units 3 and 4 from coal to natural gas and to recover costs through future rates. The conversion of Unit 3 is expected to begin in February 2026 and be completed by June 2026 and the conversion of Unit 4 is expected to begin in June 2026 and be completed by December 2026. On November 6, 2024, the IURC issued an order approving the Petersburg repowering.
AES Indiana expects to spend an estimated $2.8 billion on capital projects from 2025 through 2027, which includes AES Indiana's power generation and renewable energy projects discussed above, spending under AES Indiana's TDSIC Plan, as well as other new transmission and distribution projects.
In 2024 and 2022, AES Indiana received equity capital contributions of $225 million and $253 million, respectively, from AES and CDPQ on a proportional share basis to be used for funding needs related to AES Indiana’s TDSIC and replacement generation projects.
AES Ohio
Business Description — DPL is a holding company whose principal subsidiary is AES Ohio. AES Ohio is a utility company that transmits and distributes electricity to approximately 537,000 retail customers in a 6,000 square mile area of West Central Ohio and is subject to regulatory authority—see Regulatory Framework and Market Structure below. AES Ohio has the exclusive right to provide transmission and distribution services to its customers, and procures retail standard service offer ("SSO") electric service on behalf of residential, commercial, industrial, and governmental customers through a competitive bid auction process.
In September 2024, DPL entered into Purchase and Sale Agreements with CDPQ, pursuant to which DPL agreed to sell an aggregate indirect equity interest in AES Ohio of approximately 30% to CDPQ for total proceeds of approximately $546 million, subject to adjustment. It is anticipated that these transactions will close on the same day in the first half of 2025, and there will be no change in management or operational control of DPL or AES Ohio as a result of these transactions.
The Purchase Agreements are subject to the satisfaction of certain customary conditions, including, among others, receipt of the approval of the PUCO, the FERC, and completion of review by the Committee on Foreign Investments in the United States ("CFIUS"). As of the filing of this report, these conditions have been satisfied, with approvals received from PUCO and FERC, and the CFIUS review completed. In addition, each of the parties to the Purchase Agreements has agreed to customary covenants therein.
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

27 | 2024 Annual Report

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
Electric Security Plan — Ohio law requires utilities to file either an Electric Security Plan ("ESP") or Market Rate Option ("MRO") plan to establish SSO rates. AES Ohio is currently operating pursuant to ESP 4, described below. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved in October, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan includes reinstating the non-bypassable RSC Rider, which provides annual revenues of approximately $79 million. The Office of the Ohio Consumers’ Council (“OCC”) has appealed to the Ohio Supreme Court, the Commission’s decision approving the reversion to ESP 1 as well as argued for a refund of the Rate Stabilization Charge ("RSC") revenues dating back to August 2021. Oral arguments regarding this appeal have been scheduled for April 22, 2025.
Smart Grid Comprehensive Settlement — On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal have been scheduled for April 2, 2025.
Smart Grid Phase 2 Plan — In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO Staff and other parties on the pending Smart Grid Phase 2 Application. The settlement will provide for a four-year plan to invest $241 million of capital and $19 million of operations and maintenance expenses related to grid modernization, support of Distributed Energy Resources, Economic Development and an enhanced Telecommunications network. These costs will be recovered through the existing Infrastructure Investment Rider. An evidentiary hearing was held on October 29, 2024, and we expect an order from PUCO by the second quarter of 2025, prior to the end of Smart Grid Phase 1.
ESP 4 — On September 26, 2022, AES Ohio filed its latest ESP ("ESP 4") with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide greater safeguards

28 | 2024 Annual Report

for price stability and continue investments in local economic development. In April 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the “Settlement”) with respect to AES Ohio’s ESP 4 application, and, in August 2023, the PUCO approved the Settlement without modification. The Settlement provides for a three-year plan including the following; (i) a Distribution Investment Rider for the term of the ESP allowing for the timely recovery of distribution investments by AES Ohio based on a 9.999% return on equity, subject to revenue caps, (ii) recovery of approximately $66 million related to past expenditures by AES Ohio plus future carrying costs and the recovery of incremental vegetation management expenses up to certain annual limits during the term of ESP 4; and (iii) funding of programs for assistance to low-income customers and for economic development. With approval of this Settlement, the distribution rates that were approved by the PUCO in December 2022, and are described in the paragraph below, became effective on September 1, 2023.
2020 Distribution Rate Case — In November 2020, AES Ohio filed a new distribution rate case application with the PUCO to increase AES Ohio’s base rates for electric distribution service to address, in part, increased costs of materials and labor and substantial investments to improve distribution structures. In December 2022, the PUCO issued an order on the application. Among other matters, the order (i) establishes a revenue increase of $76 million for AES Ohio’s base rates for electric distribution service and (ii) provides for a return on equity of 9.999% and a cost of long-term debt of 4.4% on a rate base of $783 million and based on a capital structure of 53.87% equity and 46.13% long-term debt. These rates went into effect on September 1, 2023 with the approval of AES Ohio’s ESP 4.
2024 Distribution Rate Case Application — On November 29, 2024, AES Ohio filed a new distribution rate case with the PUCO. The investments reflected in the distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. Among other matters, the application requests: (i) an increase to its annual distribution revenue requirement of $235 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider; (ii) a return on equity of 10.95% and a cost of long-term debt of 4.49% on a distribution rate base of $1.3 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt; and (iii) a date certain of September 30, 2024 and a test period of June 1, 2024 – May 31, 2025. The rate case application also includes a proposal for increased tree-trimming expenses. AES Ohio proposed an evidentiary hearing be held beginning June 2, 2025; however, the PUCO has not yet established a procedural schedule for the proceeding.
Development Strategy — Planned construction projects primarily relate to new investments in and upgrades to AES Ohio's transmission and distribution system. Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments, and changing environmental standards, among other factors.
AES Ohio is projecting to spend an estimated $1.3 billion on capital projects from 2025 through 2027, which includes expected spending under AES Ohio's Smart Grid Phase 1 and Phase 2 described above, as well as other transmission and distribution additions and improvements.
AES El Salvador
Business Description — AES El Salvador is the majority owner of four of the five distribution companies operating in El Salvador (CAESS, CLESA, EEO and DEUSEM). AES El Salvador's territory covers 77% of the country and accounted for 4,499 GWh of the market energy sales during 2024. AES El Salvador owns and operates four solar farms, Opico Power, Moncagua, and Metapan with 4 MW, 3 MW and 15 MW of capacity, respectively; Meanguera del Golfo, a solar and battery storage facility with 1 MW capacity; AES Nejapa, a biomass power plant with 6 MW capacity; and 50% of Bosforo and Cuscatlan Solar, solar farms with 100 MW and 10 MW capacity, respectively. The energy produced by these solar farms is fully contracted by AES' utilities in El Salvador.
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
Development Strategy — In order to explore new business opportunities, AES El Salvador created AES

29 | 2024 Annual Report

Soluciones, an LED public lighting service provider and the main commercial and industrial solar photovoltaic EPC provider in the country. Electromobilty is also being promoted by AES Soluciones through a partnership with Blink Charger in order to design and deploy a private network of electric chargers throughout the country. AES Next, Ltda de C.V. is the O&M services provider for the Bosforo project, as well as a developer of solar MW in El Salvador. Furthermore, the four distribution companies operated by AES El Salvador started a digitization and modernization initiative as part of the development, sustainability, and growth strategy of the business.

30 | 2024 Annual Report

# Energy Infrastructure

## Business Overview

**44** Generation Facilities

**15,176** Gross MW

Key Generation Businesses: **AES Andes, Southland, AES Argentina, Mong Duong, Maritza, and Andres-Los Mina**

Renewables
16%
Pet Coke
4%
Generation Fuel Type
Gas
54%
Coal
26%

Note: All renewables in the Energy Infrastructure SBU are located in Chile.

## Revenue
**(In millions)**

$6,238
$6,836
$7,204
2024
2023
2022

## Operating Margin
**(in millions)**

$1,273
$1,418
$1,535
2024
2023
2022

## Adjusted EBITDA [1]
**(in millions)**

$1,366
$1,540
$1,846
2024
2023
2022

## Key events in 2024

- Exited or announced the sale or closure of 0.5 GW of coal generation
- Completed construction or acquisition of 1.3 GW of gas, energy storage, solar and wind

## Strategic outlook

- Total backlog of 2.3 GW of renewables under signed long-term PPAs

## Under construction

**4** Plants

**492** MW

Energy Storage
64%
Fuel Type
Solar
35%
Wind
1%

## Contracted renewable backlog

**2,302** MW

Signed PPAs not yet under construction

Energy Storage
19%
Renewable Type
Solar
47%
Storage & Solar
34%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

31 | 2024 Annual Report

Energy Infrastructure
Our Energy Infrastructure SBU aims to provide energy security to enable the integration of new renewables, maximize the value of our gas generation and LNG business through flexible operations that support the energy transition, and exit coal generation to achieve our decarbonization targets. This segment comprises generation facilities, using natural gas, LNG, coal, pet coke, diesel, and/or oil, in nine countries — Vietnam, the United States, Argentina, Chile, Bulgaria, Mexico, Jordan, Panama, and the Dominican Republic. Although our businesses in Chile have a mix of generation sources, including renewables, the generation from all sources is pooled to service our existing PPAs. Consequently, all of Chile’s generation is included within the Energy Infrastructure SBU.
Generation — Operating installed capacity of our Energy Infrastructure segment totals 15,176 MW. The following table lists our Energy Infrastructure segment generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Mong Duong 2 (1)	Vietnam	Coal	1,242	51%	2015	2040	EVN
Southland—Alamitos	US-CA	Gas	1,200	100%	1998	2026	California Department of Water Resources
Paraná-GT	Argentina	Gas/Diesel	870	100%	2001
Southland Energy—Huntington Beach	US-CA	Gas	694	50%	2020	2040	Southern California Edison
Southland Energy—Alamitos	US-CA	Gas	693	50%	2020	2040	Southern California Edison
San Nicolás	Argentina	Coal/Gas/Oil/Energy Storage	691	100%	1993
Maritza	Bulgaria	Coal	690	100%	2011	2026	National Electric Company (NEK)
Gatun (2),(3)	Panama	Gas	670	24%	2024	2049	ENSA, Edemet, Edechi
TermoAndes (4)	Argentina	Gas/Diesel	643	99%	2000	2025	Various
Guillermo Brown (5)	Argentina	Gas/Diesel	576	—%	2016
Angamos	Chile	Coal	558	99%	2011		Various
Cochrane	Chile	Coal	550	57%	2016	2030-2037	SQM, Sierra Gorda, Quebrada Blanca
Alto Maipo (6)	Chile	Hydro	531	99%	2021	2040	Minera Los Pelambres
AES Puerto Rico	US-PR	Coal	524	100%	2002	2027	LUMA Energy
Merida III	Mexico	Gas/Diesel	505	75%	2000	2025	Comision Federal de Electricidad
Amman East (3)	Jordan	Gas	472	10%	2009	2033	National Electric Power Company
Colon (7)	Panama	Gas	381	65%	2018	2028	ENSA, Edemet, Edechi
DPP (Los Mina)	Dominican Republic	Gas	358	65%	1996	2025	Ede Este, Ede Norte, Ede Sur, Non-Regulated Users
Andes Solar 4	Chile	Solar	211	51%	2023-2024	2026-2042	Google, Various
		Energy Storage	130
Andes 2b	Chile	Solar	207	51%	2023-2024		Various
		Energy Storage	129
Andres (8)	Dominican Republic	Gas/Diesel	319	65%	2003	2025	Ede Este, Ede Norte, Ede Sur, Non-Regulated Users
Termoelectrica del Golfo (TEG)	Mexico	Pet Coke	275	99%	2007	2027	CEMEX
Termoelectrica del Penoles (TEP)	Mexico	Pet Coke	275	99%	2007	2027	Peñoles
IPP4 (3)	Jordan	Gas	250	10%	2014	2039	National Electric Power Company
Cordillera Hydro Complex (9)	Chile	Hydro	240	99%	2000	2042	Various
Southland—Huntington Beach	US-CA	Gas	236	100%	1998	2026	California Department of Water Resources
Andes Solar 2a	Chile	Solar	81	51%	2021, 2024	2038	Google, Various
		Energy Storage	80
Atacama Solar	Chile	Solar	150	99%	2024	2035	Collahuasi
Bolero	Chile	Solar	146	51%	2023	2040	Various

32 | 2024 Annual Report

Los Olmos	Chile	Wind	110	51%	2022	2032	Google, Various
Los Cururos	Chile	Wind	109	51%	2019		Various
San Matias	Chile	Wind	78	51%	2023-2024	2038	Microsoft
Mesamávida	Chile	Wind	68	51%	2022-2023	2038	Google, Various
Campo Lindo	Chile	Wind	66	51%	2023		Various
Virtual Reservoir 2	Chile	Energy Storage	50	99%	2023
Sarmiento	Argentina	Gas/Diesel	33	100%	1996
Andes Solar 1	Chile	Solar	22	99%	2016	2036	Quebrada Blanca
Cochrane ES	Chile	Energy Storage	20	57%	2016
Angamos ES	Chile	Energy Storage	20	99%	2011
Andes	Chile	Energy Storage	12	99%	2009
Alfalfal Virtual Reservoir	Chile	Energy Storage	10	99%	2020
PFV Kaufmann	Chile	Solar	1	99%	2021	2040	Kaufmann
			15,176
_____________________________
(1)In November 2023, agreed to sell this business to Sev.en Global Investments Pty Ltd. Following approvals by the Government of Vietnam and the Ministry of Industry and Trade.
(2)Grid operator has recognized 428 MW, with remaining capacity of steam turbine in final commissioning.
(3)Unconsolidated entity, accounted for as an equity affiliate.
(4)TermoAndes is located in Argentina, but is connected to both the SING in Chile and the SADI in Argentina.
(5)AES operates this facility through management or O&M agreements and to date owns no equity interest in the business.
(6)In November 2021, Alto Maipo SpA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. After Chapter 11 filing, the Company no longer has control over Alto Maipo and therefore deconsolidated the business. In May 2022, Alto Maipo emerged from bankruptcy. The restructured business is considered a VIE and the Company continues to account for the business as a deconsolidated entity.
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
(9)Includes: Alfalfal, Queltehues and Volcan.
Under construction — The majority of projects under construction have executed mid- to long-term PPAs. The following table lists our plants under construction in the Energy Infrastructure SBU1:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
San Matias	Chile	Wind	4	51%	1H 2025
Andes Solar 3	Chile	Solar	171	100%	1H 2026
		Energy Storage	171
Bolero	Chile	Energy Storage	146	99%	1H 2026
			492
AES Chile
Business Description — In Chile, we are engaged in the generation and supply of electricity (energy and capacity) in the SEN—see International Energy Markets and Regulatory Environment below. AES has a 99.5% ownership interest in AES Andes, a private company since April 17, 2024. AES also has a 100% ownership interest in AES Pacífico Chile, created in 2024 to advance the construction of new renewables capacity. In Chile, AES is the second largest generation operator in terms of installed capacity with 3,685 MW, excluding energy storage, and has a market share of approximately 10% as of December 31, 2024. In addition, AES Chile has 451 MW of energy storage systems in operation.
In Chile, AES owns a diversified generation portfolio in terms of geography, technology, customers, and energy resources. Our generation plants are located near the principal electricity consumption centers, including Santiago, Valparaiso, and Antofagasta. Our diverse generation portfolio provides flexibility for the management of contractual obligations with customers, provides backup energy to the spot market, and facilitates operations under a variety of market and hydrological conditions.
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

33 | 2024 Annual Report

development of new renewables projects, including the implementation of BESS and other technological innovations that will provide greater flexibility and reliability to the system.
AES Andes currently has long-term contracts with an average remaining term of approximately 11 years with unregulated customers, such as mining and industrial companies, mainly with pricing indexed to CPI.
In addition to energy payments, AES also receives capacity payments to compensate for availability during periods of peak demand. The grid operator, Coordinador Electrico Nacional ("CEN"), annually determines the capacity requirements for each power plant. The capacity price is fixed semiannually by the National Energy Commission and indexed to CPI and other relevant indices.
Key Financial Drivers — Hedging strategies at AES Chile limit volatility to the underlying financial drivers. In addition, financial results are likely to be driven by many factors, including, but not limited to:
•spot market prices (largely impacted by dry hydrology scenarios, forced outages, and international fuel prices);
•changes in current regulatory rulings altering the ability to pass through or recover certain costs;
•fluctuations of the Chilean peso;
•tax policy changes; and
•legislation promoting renewable energy and/or more restrictive regulations on thermal generation assets.
Decarbonization Strategy — The Chilean government’s decarbonization plan includes the complete retirement of the SEN coal fleet by the end of 2040 and carbon neutrality by 2050. Following the issuance of Supreme Decree Number 42 on December 26, 2020 by the Ministry of Energy and per the disconnection and termination agreement signed with the Chilean government in June 2019, AES Andes accelerated the retirement plans of its Ventanas 1 and Ventanas 2 coal-fired units, disconnecting them from the SEN as of June 30, 2022 and December 31, 2023, respectively. On April 15, 2024, AES Andes also definitively disconnected the coal-fired generation units Norgener 1 and Norgener 2, with an installed capacity of 276 MW, from the SEN.
In July 2021, AES Andes committed to the shutdown of coal-fired operations at its Ventanas 3, Ventanas 4, Angamos 1, and Angamos 2 units as early as January 1, 2025, once the safety, sufficiency, and competitiveness of the system allows it, which has not yet occurred. In December 2024, the Company signed an agreement to sell its entire ownership interest in Ventanas, a 537 MW coal-fired plant located in the center of Chile. The transaction closed on January 13, 2025. The remaining Angamos units have an installed capacity of 558 MW and have publicly announced phase-out plans in line with the Company’s decarbonization strategy.
Development Strategy — In Chile, AES is committed to reducing the carbon intensity of the Chilean power grid and plans to increase the renewable energy capacity in its portfolio. As part of this commitment, AES Chile is building wind, solar, and battery projects to supply AES Andes' agreements with its main mining customers.
In total, the pipeline in Chile currently includes 5.8 GW under development at different stages and geographical locations. Within this portfolio, the Company has made significant progress in the development of non-conventional renewable energy ("NCRE") projects that are already contracted. Several projects are being developed in the Antofagasta region: the Pampas hybrid project (120 MW wind, 160 MW solar + 229 MW-3hr), the Cristales solar power plant (187 MW + 267 MW-3hr), and the Arenales standalone BESS project (300 MW-3hr).
U.S. Conventional Generation
Business Description — In the U.S., we own a conventional generation portfolio. The principal markets and locations where we are engaged in the generation and supply of electricity (energy and capacity) are the California Independent System Operator ("CAISO") and Puerto Rico. AES Southland, operating in the CAISO, is our most significant generation business. In 2023, the Company closed on an agreement to terminate the PPA for the Warrior Run coal-fired power plant, which continued providing capacity through May 2024 before ending commercial operations.
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

34 | 2024 Annual Report

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
AES Southland
Business Description — AES Southland is one of the largest generation operators in California by aggregate installed capacity, with an installed gross capacity of 2,823 MW at the end of 2024. The four coastal power plants comprising AES Southland are in areas that are critical for local reliability and play an important role in integrating the increasing amounts of renewable generation resources in California. The AES Southland Energy Infrastructure assets are composed of two once-through cooling ("OTC") power plants and two combined cycle gas-fired generation facilities. This critical infrastructure is uniquely situated to support California in its transition to renewables with baseload gas-fired generation sited at high-demand points of interconnection within the Los Angeles Basin.
Southland — Southland comprises AES Huntington Beach, LLC and AES Alamitos, LLC ("Southland OTC units"). Commencing on January 1, 2024, the Southland OTC units are contracted through Standby Capacity Purchase Agreements with the California Department of Water Resources (“California DWR”), an agency of the State of California, as part of the Electricity Supply Strategic Reliability Reserve Program (“Strategic Reserve”) established under California Assembly Bill 205. Under these agreements, California DWR is purchasing each facility’s available capacity for a three-year term.
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
Southland Energy — AES Huntington Beach Energy, LLC and AES Alamitos Energy, LLC, (collectively "Southland Energy") each operate under 20-year tolling agreements with Southern California Edison ("SCE") to provide 1,387 MW of combined cycle gas-fired generation (through 2040).
The contracts are Resource Adequacy Purchase Agreements (“RAPAs”) with annual energy tolling put options. If Southland Energy exercises the annual put option, all capacity, energy and ancillary services will be sold to SCE in exchange for a monthly energy and fixed capacity payment that covers fixed operating cost, debt service, and return on capital. In addition, SCE will reimburse variable costs and provide the natural gas. Southland Energy may exercise the annual put option for any contract year by delivering notice of such exercise to SCE at least one year before the start of such contract year, and no more than two years before the start of any contract year. If the annual put options are not exercised, Southland Energy is required to sell the physical output of the combined cycle gas-fired generation units to AES Integrated Energy. AES Integrated Energy is required to bid energy into the California ISO market. AES Integrated Energy enters into commodity swap contracts to economically hedge price variability inherent in electricity sales arrangements. Southland Energy continues to receive the monthly fixed capacity payments for periods when the put option is not exercised.
Key Financial Drivers — AES Southland's availability is one of the most important drivers of operations, along with market demand and prices for gas and electricity.

35 | 2024 Annual Report

AES Puerto Rico
Business Description — AES Puerto Rico owns and operates a 524 MW coal-fired cogeneration plant representing approximately 9% of the installed capacity in Puerto Rico. This plant is fully contracted through a long-term PPA with PREPA expiring in 2027. AES Puerto Rico receives a capacity payment based on the plants' twelve month rolling average availability, receiving the full payment when the availability is 90% or higher. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—Puerto Rico for further discussion of the long-term PPAs with PREPA.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to, improved operational performance and plant availability.
AES Argentina and TermoAndes
Business Description — AES operates plants in Argentina within the Energy Infrastructure SBU totaling 2,820 MW, representing 7% of the country's total installed capacity. AES owns a diversified generation portfolio in Argentina in terms of geography, technology, and fuel source, and AES Argentina's plants are placed in strategic locations within the country in order to provide energy to the spot market and contracted customers.
AES primarily sells its energy in the wholesale electricity market where prices are largely regulated. In 2024, approximately 75% of the energy was sold in the wholesale electricity market and 25% was sold under contract by TermoAndes power plant.
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
On November 29, 2023, AES executed an agreement to sell its entire 51% interest in the Mong Duong 2 plant. The sale is expected to close by early 2026, subject to customary approval from the Government of Vietnam.
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
In September 2019 we received a formal approval as the government-mandated investor with 100% equity ownership in the Son My 2 CCGT project and executed a statutory memorandum of understanding with Vietnam’s Ministry of Industry and Trade to continue developing the Son My 2 CCGT project under Vietnam’s Build-Operate-Transfer legal framework. In October 2019, we received formal approval as a government-mandated investor in the Son My LNG terminal project in partnership with PetroVietnam Gas. In September 2021, we signed a joint venture agreement with PetroVietnam Gas, and in April 2022, established Son My LNG Terminal LLC, in which AES has a 39% interest. In July 2023, Son My LNG Terminal LLC received approval of investment policy and as the government-approved investor from the Binh Thuan Provincial People’s Committee. The Son My 2 CCGT project will utilize the Son My LNG terminal project and will be its anchor customer.
AES Mexico
Business Description — The TEG and TEP pet coke-fired plants, located in Tamuin, San Luis Potosi, supply power to their offtakers under long-term PPAs expiring in 2027 with a 90% availability guarantee. TEG and TEP

36 | 2024 Annual Report

have successfully migrated from the legacy market to the new energy regime established by the Electric Industry Law of 2021 and both are operating according to ISO instructions.
•Merida is a CCGT located on Mexico's Yucatan Peninsula. Merida sells power to the CFE under a capacity and energy based long-term PPA through 2025. Additionally, the plant purchases natural gas and diesel fuel under a long-term contract with one of the CFE’s subsidiaries, the cost of which is then passed through to the CFE under the terms of the PPA.
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
AES Dominicana
Business Description — AES Dominicana has two operating subsidiaries within the Energy Infrastructure SBU, Andres and Los Mina, both of which are owned 65% by AES. With a total of 697 MW of installed capacity, AES provides 12% of the country's capacity and supplies approximately 17% of the country's energy demand via these generation facilities. 575 MW are contracted with government-owned distribution companies.
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
AES Dominicana has a long-term LNG purchase contract through the second half of 2034 to cover the expected dispatch for Andres and Los Mina. Andres has long-term contracts to sell regasified LNG to industrial users and third party power plants within the Dominican Republic, thereby capturing demand from industrial and commercial customers and for other power generation companies that had switched their operations to natural gas.
AES partnered with Energas in a joint venture to operate the 50 km Eastern Pipeline in February 2020. The joint venture also developed an expanded LNG facility of 120,000 cubic meters, including additional storage, regasification, and truck loading capacity, which reached COD in the fourth quarter of 2023.
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

37 | 2024 Annual Report

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
AES Panama
Business Description — AES owns and operates a natural gas-fired power plant with 381 MW of generation capacity. Furthermore, AES owns and operates an LNG regasification facility, a 180,000 cubic meter net storage tank, and a truck loading facility.
Our thermal asset in Panama has PPAs with distribution companies for a total contracted capacity of 350 MW expiring in August 2028, which matches the term of the LNG supply agreement of such thermal assets. The LNG supply contract has enough flexibility to divert volumes to the Dominican Republic, which increases the connectivity of our two onshore terminals and allows us to optimize the LNG position of the portfolio. Colon LNG Marketing continues developing the LNG market in Latin America, with clients already established in Panama and Colombia. Additional efforts are being undertaken in Costa Rica, other Central America regions, and Caribbean islands, mainly focusing on small scale LNG logistics.
AES partnered with Interenergy in a joint venture to build and operate the Gatun combined cycle gas power plant, which completed construction in 2024.
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
AES Jordan
Business Description — In Jordan, AES has a 10% ownership interest in Amman East, a 472 MW oil/gas-fired plant fully contracted with the national utility under a 25-year PPA expiring in 2033, and a 10% ownership interest in the IPP4 plant, a 250 MW oil/gas-fired peaker plant fully contracted with the national utility until 2039. Following the sale of approximately 26% ownership interest in both plants on March 28, 2024, Amman East and IPP4 were deconsolidated and are accounted for as equity method investments.

38 | 2024 Annual Report

# New Energy Technologies

## Investing in innovative technologies

**Key investments:**

### Fluence Energy Storage To-Date

13,600 MW
5,800
7,800
Awarded MW
Delivered MW

## Key events in 2024

- Fluence achieved its first profitable year in its FY 2024, with 22% revenue growth and significant year-over-year margin improvements
- Fluence started domestic production of its battery modules in Utah, further positioning the company's storage solutions to qualify for the IRA's domestic content bonus tax credit
- AES launched Maximo, an AI-enabled solar robot offering faster, safer, and more cost-effective solar deployment than traditional methods

## Strategic outlook

- Fluence total contracted backlog of 25 GW (7.8 GW in energy storage, 3.9 GW in service contracts, and 13.3 GW in digital contracts) as of December 31, 2024
- Maximo fleet build-out and commercialization, positioning it to be a market leader in solar robotics

New Energy Technologies
Our New Energy Technologies SBU encompasses AES' efforts to incubate innovative solutions and invest in businesses that leverage cutting-edge technology to provide greener and smarter energy solutions, accelerating the energy transition. These activities enhance AES' competitive advantages in its businesses while enabling the growth of new business platforms. This segment includes ownership stakes in third-party platforms and internally developed initiatives, such as investments in Fluence, Uplight, 5B, and other ventures.
Fluence and Uplight are unconsolidated entities and their results are reported in Net equity in losses of affiliates on our Consolidated Statements of Operations. 5B is accounted for using the measurement alternative and AES will record income or loss only when it receives dividends from 5B or when there is a change in the observable price or an impairment of the investment.
In 2024, AES partnered with the AI Fund to combine its power sector expertise with the fund's artificial intelligence capabilities, leveraging generative AI technology to address bottlenecks in the energy transition. Additionally, AES made significant advancements with Maximo, an AI-powered robot designed to enhance the speed, efficiency, and safety of solar installations.
Fluence
Business Description — Fluence, created in 2018 as a joint venture by AES and Siemens AG, is a global energy storage technology and services company aligned with the AES strategy to drive decarbonization of the electric sector. Fluence is a leading global provider of energy storage products and services and AI-enabled digital applications for renewables and storage.
On November 1, 2021, Fluence Energy, Inc. completed its IPO and is listed on Nasdaq under the symbol "FLNC". AES holds Class B-1 common stock, granting five votes per share held, and continues to hold its economic interest in the operating subsidiary of Fluence Energy, Inc. As of December 31, 2024, AES holds a 28.5% economic

39 | 2024 Annual Report

interest in Fluence. The Company continues to account for Fluence as an equity method investment.
Key Financial Drivers — Fluence's financial results are driven by the growth in its product revenue, an efficient cost structure that is expected to benefit from increased scale, and profit margins on customer contracts. Fluence’s pipeline of potential projects is global.
Development Strategy — The grid-connected energy storage sector is undergoing rapid expansion. By incorporating energy storage across the electric power network, utilities and communities around the world will optimize their infrastructure investments, increase network flexibility and resiliency, and accelerate cost-effective integration of renewable electricity generation. The global utility scale market, excluding China, will add approximately 2,588 GWh of energy storage capacity between 2024 and 2035, according to the Bloomberg NEF 2H 2024 Energy Storage Market Outlook, published in November 2024. Additional growth opportunities exist in providing operational and maintenance services associated with energy storage products, as well as the provision of digital applications and solutions to improve performance and economic output. Fluence is positioned to be a leading participant in this growth, with 5.8 GW of energy storage assets deployed and 7.8 GW of contracted backlog, with a gross global pipeline of 30.3 GW as of December 31, 2024.
Uplight
Business Description — The Company holds an equity interest in Uplight as part of its digitization and growth strategy. Uplight connects energy providers to their decarbonization goals through cloud-based solutions that educate energy consumers and optimize grid demand. Uplight provides software and services to over 80 of the leading electric and gas utilities, principally in the U.S. Utility and energy company leaders rely on Uplight and its unified, end-to-end customer energy experiences to quickly deploy solutions that improve customer satisfaction, reduce service costs, increase revenue, and reduce carbon emissions.
At December 31, 2024 the Company held a 24.6% ownership interest in Uplight, following Uplight’s acquisition of AutoGrid, a market leader in distributed energy resource management and virtual power plants, on February 9, 2024. Uplight continues to be accounted for as an equity method investment.
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
5B
Business Description — The Company has a strategic investment in 5B, a solar technology innovator with the mission to accelerate the transformation of the world to a clean energy future. 5B's prefabricated, pre-wired ground mount design enables solar projects to be installed up to three times faster, while allowing for up to two times more power within the same footprint and can sustain higher wind speeds than traditional solar plants.
Key Financial Drivers — 5B is accounted for under the measurement alternative and AES will record income or loss only when it receives dividends from 5B or when there is a change in the observable price or an impairment of the investment.
Development Strategy — As of December 31, 2024, 5B has achieved sales orders of over 300 MW. AES expects to utilize this technology in conjunction with ongoing automation and digital initiatives to speed up delivery time and lower costs. 5B technology has been deployed at multiple locations in AES for a total of 23 MW across five projects in Panama, Chile, El Salvador, and the U.S., with future deployments expected across markets in the AES portfolio, including a 69 MW project in Puerto Rico.

40 | 2024 Annual Report

Energy Markets and Regulatory Environment
Chile
The Chilean electricity industry is divided into three business segments: generation, transmission, and distribution. Private companies operate in all three segments, and generators can enter into PPAs to sell energy to regulated and unregulated customers, as well as to other generators in the spot market.
Chile operates in a single power market, referred to as the SEN, which is managed by the grid operator CEN. The SEN has an installed capacity of 35,461 MW and represents 99% of the installed generation capacity of the country.
CEN coordinates all generation and transmission companies in the SEN. CEN minimizes the operating costs of the electricity system, while maximizing service quality and reliability requirements. CEN dispatches plants in merit order based on their variable cost of production, allowing for electricity to be supplied at the lowest available cost. In the south-central region of the SEN, thermoelectric generation is required to fulfill demand not satisfied by hydroelectric, solar, and wind output and is critical to provide reliable and dependable electricity supply under dry hydrological conditions in the highest demand area of the SEN. In the northern region of the SEN, which includes the Atacama Desert, thermoelectric capacity represents the majority of installed capacity. The fuels used for thermoelectric generation, mainly coal, diesel, and LNG, are indexed to international prices. In 2024, the installed capacity in the Chilean market was composed of thermoelectric (34%), solar (30%), hydroelectric (21%), wind (14%), and other fuel (1%) generation.
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
Dominican Republic
The Dominican Republic energy market is a decentralized industry consisting of generation, transmission, and distribution businesses. Generation companies can earn revenue through short-term and long-term PPAs, ancillary services, and a competitive wholesale generation market. All generation, transmission, and distribution companies are subject to and regulated by the General Electricity Law.
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
The Dominican Republic has one main interconnected system with 5,914 MW of installed capacity, composed of thermal (66%), solar (16%), hydroelectric (11%), and wind (7%) generation.

41 | 2024 Annual Report

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
•The General Superintendence of Electricity and Telecommunications regulates the market and sets consumer prices, and, jointly with the distribution companies in El Salvador, developed the tariff calculation originally applicable from 2023 until 2027.
AES El Salvador distribution rates are regulated by SIGET and are established through a traditional cost-based rate-setting process. AES El Salvador is permitted to recover its costs of providing distribution services as well as earn a regulated rate of return on assets, determined by the regulator, based on the utility's allowed regulated asset base, capital structure, and cost of capital. El Salvador has a national electric grid that interconnects directly with Guatemala and Honduras, allowing transactions with all Central American countries. The sector has approximately 2,534 MW of installed capacity, composed of thermal (53%), hydroelectric (25%), biomass (11%), solar (9%), and wind (2%) generation.
Bulgaria
The electricity sector in Bulgaria is regulated by the Bulgarian Energy Act, which was amended in November 2023 and May 2024 to fulfill a commitment by Bulgaria to the European Commission to fully liberalize its electricity market by the end of 2025. The Bulgarian electricity market allows both regulated and competitive segments until the end of 2025. From 2026 onwards, it is expected that the regulated segment will cease to exist. NEK will retain its capacity as the public provider of electricity until the end of June 2025, under which NEK acts as a single buyer and seller for all regulated transactions on the market. From July 2025 onwards, Bulgarian distribution companies serving the regulated market will source their electricity needs exclusively from the competitive segment of the market. Electricity outside the regulated market trades on one of the platforms of the Independent Bulgarian Electricity Exchange day-ahead market, intra-day market, or bilateral contracts market.
Bulgaria’s power sector is supported by a diverse generation mix, universal access to the grid, and numerous cross-border connections with neighboring countries. In addition, it plays an important role in the energy balance in the southeast European region.
Bulgaria has 15,307 MW of installed capacity enabling the country to meet and exceed domestic demand and export energy. Installed capacity is primarily composed of thermal (34%), solar (26%), hydro (21%), and nuclear (14%) generation.
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

42 | 2024 Annual Report

determined on an hourly basis by the last dispatched generating unit. Physical generation of energy is determined as a result of the optimization of the economic dispatch regardless of contractual arrangements.
Panama's current total installed capacity is 4,910 MW, composed of thermal (43%), hydroelectric (38%), solar (12%), and wind (7%) generation.
Mexico
Mexico's main electrical system is called the National Interconnected System, which geographically covers an area from Puerto Peñasco, Sonora to Cozumel, Quintana Roo. Mexico also has three isolated electrical systems: (1) the Baja California Interconnected System, which is interconnected with the western interconnection; (2) the Baja California Sur Interconnected System; and (3) the Mulegé Interconnected System. All three are isolated from the SIN and from each other. The Mexican power industry comprises the activities of generation, transmission, distribution, and commercialization segments, considering transmission and distribution to be exclusive state services.
In addition to the Ministry of Energy, three main agencies are responsible for regulating market agents and their activities, monitoring compliance with laws and regulations, and surveillance of operational compliance and management of the wholesale electricity market:
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
Mexico has an installed capacity of 89 GW, composed of thermal (64%), hydroelectric (14%), wind (8%), solar (8%), and other fuel (6%) generation.
Argentina
Argentina has one main power system, the SADI, which serves 91% of the country. As of December 31, 2024, the installed capacity of the SADI totaled 43,351 MW. The SADI's installed capacity is composed of thermoelectric (58%), hydroelectric (24%), wind (10%), nuclear (4%), and solar (4%) generation.
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
The expansion of renewables capacity in the system is promoted by allowing new power plants to sign contracts either with CAMMESA through the RenovAr program or directly by trading energy in the private market.
During 2024, although the government increased prices to the end user, subsidies and the system deficit also increased. By December 2024, distribution companies recovered an average 60% of the total cost of the system.

43 | 2024 Annual Report

In past years, AES Argentina contributed certain accounts receivable to fund the construction of three power plants under FONINVEMEM agreements. These receivables accrue interest and are collected in monthly installments over 10 years after the commercial operation date of the related plant. In 2020, FONINVEMEM I and II installments were fully repaid and in 2021 the ownership interests in Termoeléctrica San Martín and Termoeléctrica Manuel Belgrano were defined after the incorporation of the National Government as majority shareholder. The transfer of the power plants to these companies has not yet occurred. FONINVEMEM III is related to Termoeléctrica Guillermo Brown, which began operations in April 2016, and the installments are still being collected. AES Argentina will receive a pro rata ownership interest in this plant, which shall not be greater than 30%, once the accounts receivables have been fully repaid.
In 2023 and 2024, the Argentine peso devalued against the USD by approximately 78% and 22%, respectively, and Argentina’s economy continued to be highly inflationary. Since September 2019, currency controls have been established to govern the devaluation of the Argentine peso and keep Argentine central bank reserves at acceptable levels.
Colombia
Electricity supply in Colombia is concentrated in one main system, the SIN, which encompasses one-third of Colombia's territory and provides electricity to 97% of the country's population. As of December 31, 2024, the SIN's installed capacity was 21,431 MW, composed of hydroelectric (62%), thermal (29%), and other renewables (9%) generation. The marked seasonal variations in Colombia's hydrology result in price volatility in the short-term market. In 2024, 65% of total energy demand was supplied by hydroelectric plants.
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
In addition to the reliability charge, the Colombian electricity sector has an additional reliability mechanism known as the risk of shortage statute, established by CREG resolution 026 of 2014. This mechanism is triggered under specific critical hydrological conditions, during which certain reservoirs are utilized to conserve water, thereby increasing thermal dispatch. It was first triggered during late September 2024 until late November 2024.
Vietnam
The Ministry of Industry and Trade in Vietnam is primarily responsible for formulating a program to restructure the power industry, developing the electricity market, and promulgating electricity market regulations. The fuel supply is owned by the government through Vinacomin, a state-owned entity, and PetroVietnam.
The Vietnam power market is divided into three regions (North, Central, and South), with total installed capacity of approximately 85 GW. The fuel mix in Vietnam is composed primarily of coal (31%), hydroelectric (29%) and renewables generation, including solar, wind, and biomass (27%). EVN, the national utility, owns 37% of installed generation capacity.
Vietnam is implementing a multi-step process to create a competitive electricity market. The first step taken in 2012 was to separate the generation segment of EVN into different joint-stock companies and to create a Competitive Power Market which was effective until 2019. In this market, all generation companies bid into the market and sell to a single buyer which is also owned by EVN. The next step taken in 2019 was to replace the Competitive Power Market with the Electricity Wholesale Market, in which there are several buyers, called EVN Power Corporations, all of which are subsidiaries of EVN. The final step, which is yet to be implemented, is the creation of the Electricity Retail Market, in which non-EVN-owned buyers would be allowed, and direct sales and

44 | 2024 Annual Report

purchases between retailers and generators would be feasible. The Mong Duong 2 power plant is a BOT plant and does not directly participate in the electricity market. The offtaker bids Mong Duong 2’s tariff into the market on its behalf.
At the end of November 2024, a new electricity law was passed by the National Assembly. The new law provides for a comprehensive reform of the legal framework in the power and energy sector of Vietnam after two decades under the current electricity law of 2004. It provides an improved legal environment for the energy sector, including but not limited to imported LNG power, green hydrogen and ammonia, offshore wind, nuclear power, low-emission conversion, emergency power projects, minimum long-term contracted electricity output, DPPA, and a fuel cost pass-through mechanism.
Puerto Rico
Puerto Rico has a single electric grid managed by PREPA, a state-owned entity that provides virtually all of the electric power consumed in Puerto Rico and generates, transmits, and distributes electricity to 1.5 million customers. Since June 2021, PREPA has contracted LUMA Energy to manage the transmission, distribution, and commercialization activities. The Puerto Rico Energy Bureau is the main regulatory body. The bureau approves wholesale and retail rates, sets efficiency and interconnection standards, and oversees PREPA's compliance with Puerto Rico's renewables portfolio standard.
Puerto Rico's electricity is 93% produced by thermal plants (48% from petroleum, 37% from natural gas, and 8% from coal), while the remaining 7% is supplied by renewable sources (wind and solar).
Jordan
The Jordan electricity transmission market is a single-buyer model with the state-owned National Electric Power Company ("NEPCO") responsible for transmission. NEPCO generally enters into long-term PPAs with IPPs to fulfill energy procurement requests from distribution utilities.
U.S. Utilities
See Item 1.—Business—Segments—Utilities for further discussion of the energy markets and regulatory environment of our utilities in the U.S. — AES Indiana and AES Ohio.

45 | 2024 Annual Report

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
United States Environmental and Land-Use Legislation and Regulations
In the United States, numerous environmental laws and regulations regulate emissions of SO2, NOX, particulate matter, GHGs, mercury, hazardous air pollutants, water discharges, waste management, and species and habitat protections. Certain applicable rules are discussed in further detail below.
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
On June 5, 2023, the EPA published a final Federal Implementation Plan ("FIP") to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule establishes a revised CSAPR NOx Ozone Season Group 3 trading program for 22 states, including Indiana and Maryland, and became effective during 2023 and includes enhancements to the revised Group 3 trading program. On June 27, 2024, the U.S. Supreme Court issued an order granting a stay of the EPA’s 2023 FIP pending resolution of legal challenges to the FIP.

46 | 2024 Annual Report

On November 6, 2024, the EPA published in the Federal Register an Interim Final Rule in response to the U.S. Supreme Court’s stay of its FIP addressing interstate transport for the 2015 ozone national ambient air quality standards. The effective date is November 6, 2024. The Interim Final Rule stays the effectiveness of the Good Neighbor FIP and revises the CSAPR regulations to continue application of the states’ respective trading programs. The updated emissions budgets will apply for the entirety of the 2024 ozone season and the EPA is expected to adjust quantities of updated allowances to reflect pre-stay transactions. It is too early to determine the impact of this final rule, but it may result in the need to purchase additional allowances or make operational adjustments.
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
New Source Performance Standards for Stationary Combustion Turbines - On November 22, 2024, the EPA released a prepublication version of a proposed rule that would revise the NSPS regulating NOx and SO2 from certain new, modified, and reconstructed stationary combustion turbines. The proposal would establish more stringent NOx emissions standards and would retain the existing SO2 standards. The revised standards would apply to affected sources that begin construction, modification, or reconstruction after the date the proposed rule is published in the Federal Register. We cannot predict the possible outcome or potential impacts of this matter at this time.
Regional Haze Rule — The EPA's "Regional Haze Rule" established timelines for states to improve visibility in national parks and wilderness areas throughout the United States by establishing reasonable progress goals toward meeting a national goal of natural visibility conditions in Class I areas by the year 2064 through a series of state implementation plans (SIPs), which may result in additional emissions control requirements for electric generating units. SIPs for the first planning period (through 2018) did not result in material impact to AES facilities. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions. The deadline for submittal of the SIP covering the second planning period was July 31, 2021. To date, none of the states in which we operate have submitted plans that identify potential impacts to Company facilities. However, we cannot predict the possible outcome or potential impacts of this matter at this time.
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

47 | 2024 Annual Report

Mercury and Air Toxics Standard — In April 2012, the EPA’s rule to establish maximum achievable control technology standards for hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective and AES facilities implemented measures to comply, as applicable.
On May 7, 2024, the EPA published a final rule to revise MATS for coal and oil-fired electric generating units ("EGUs") which lowers certain emissions limits and revises certain other aspects of MATS. The May 2024 MATS revision rule is subject to legal challenges. On October 4, 2024, the U.S. Supreme Court denied emergency stay applications. It is too early to determine the potential impacts of this proposal rule.
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
On May 23, 2023, the EPA published a proposed rule that would vacate the ACE Rule, establish emissions guidelines in the form of CO2 emissions limitations for certain existing EGUs and would require states to develop State Plans that establish standards of performance for such EGUs that are at least as stringent as the EPA’s emissions guidelines. On May 9, 2024, the EPA published the final rule regulating GHGs from existing EGUs pursuant to Section 111(d) of the Clean Air Act and effective on July 8, 2024. Existing EGUs are those that were constructed prior to January 8, 2014. Depending on various EGU-specific factors, the bases of emissions guidelines for natural gas-fired units include the use of uniform fuels and routine methods of operation and maintenance and the bases of emissions guidelines for coal-fired units include 40% natural gas co-firing or carbon capture and sequestration with 90% capture of CO2 depending on the date that coal operations cease. Specific standards for performance for EGUs will be established through a State Plan (or a Federal Plan if the state of Indiana were to not submit an approvable plan). The May 2024 rule is subject to legal challenges. On October 16, 2024, the U.S. Supreme Court denied emergency stay applications.
It is too early to determine the potential impact of the proposed rule and the results of further proceedings and potential future greenhouse gas emissions regulations remain uncertain, but could be material.
On January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement effective February 19, 2021. On January 20, 2025, President Trump issued an Executive Order titled “Putting America First in International Environmental Agreements” directing the U.S. Ambassador to the United Nations to formally withdraw from the Paris Agreement. The international community has and continues to gather annually for the Conference to the Parties on the UN Framework Convention on Climate.
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

48 | 2024 Annual Report

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
Water Discharges — The concept of Waters of the United States ("WOTUS") defines the geographic reach and authority of the U.S. Army Corps of Engineers and the EPA (together, the "Agencies") to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the appropriate standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (“Decision”) in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. This decision provides a standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, under this decision, wetlands that do not have a continuous surface connection with traditional interstate navigable water are not federally jurisdictional.
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

49 | 2024 Annual Report

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
On May 8, 2024, the EPA published final revisions to the CCR rule which expand the scope of CCR units regulated by the CCR Rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. The May 8, 2024 revisions to the CCR Rule are currently subject to legal challenges and on November 1, 2024, the D.C. Circuit Court denied a motion to stay these revisions to the CCR Rule. On November 5, 2024, an application for stay of the CCR Rule revisions was filed with the United States Supreme Court, which was denied by the Court on December 11, 2024. It is too early to determine the potential impact from these revisions to the CCR Rule.
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
Trump Administration Actions Affecting Environmental Regulations — On January 20, 2025, President Trump issued an Executive Order titled “Unleashing American Energy” directing Agencies to, among other tasks, review regulations issued under the prior Administration to determine whether they should be suspended, revised, or rescinded. The Trump Administration also issued a Memorandum titled “Regulatory Freeze Pending Review”

50 | 2024 Annual Report

directing Agencies to refrain from proposing or issuing any rules until the Trump Administration has reviewed and approved those rules. These actions may have an impact on regulations and permitting processes that may affect our business, financial condition, or results of operations.
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
During 2022, new regulations associated with environmental monitoring requirements were published, including Law 21,455, which is the framework on climate change; the Ventanas power plant new Operational Plan; emission standards for back up generators; and recently enacted Law 21,505, which promotes electric energy storage and electromobility.
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
•A modification to the System Regulations.
•Amendments to a number of legal acts in order to strengthen the institutional framework for environmental protection and improve its effectiveness (Bulletin 16552-12);
•A law that strengthens and improves the effectiveness of environmental regulation enforcement and compliance by the Superintendency of the Environment (Bulletin 16553-12); and
•A law that establishes a framework law on sectoral authorizations and introduces changes to the legal entities that are indicated in it (Bulletin 16566-03).
AES Andes monitors the evolution of these projects to analyze possible impacts on the business.
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

51 | 2024 Annual Report

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
On July 8, 2024, the Argentine Government enacted the "Ley de Bases y Puntos de Partida para la Libertad de los Argentinos" (Law of Bases and Starting Points for the Freedom of the Argentine People), through decree 592/2024 published in the Official Gazette.
The "Ley Bases" declares a public emergency in administrative, economic, financial and energy matters for a term of one year, grants delegated powers to the President and contains a broad reform of the State in order to deregulate the economy, such as a labor reform and the implementation of the Incentive Regime for Large Investments, as well as the modification of several tax measures.
In addition, The Ministry of Energy published Resolution 150/2024 on July 10, that repeals regulations from previous years that imply excessive involvement of the National State and Cammesa in the operation and functioning of the wholesale electricity market (MEM). Based on the effective emergency situation recognized and declared, and based on the new regulations, the functions of the different state entities and public and private companies in the energy sector will be reviewed to achieve adequate supply.
Through Decree 1083/2024, Law No. 26,160 and Decree No. 805 of November 17, 2021 were repealed, which extended the emergency in indigenous lands until November 2025. It was argued that the suspension of evictions made productive and recreational activities difficult, in addition to promoting territorial conflicts.
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
In 2023, the ANLA begun the review of the reference terms for environmental impact studies and has been working on a reform to the procedure for licensing process for non-conventional renewable energy projects.
The following is a summary of the environmental regulatory issues that were formalized in 2024:
•Renewable energy projects with an installed capacity equal to or greater than 50 MW will be licensed by ANLA. Previously, the limit was 100 MW.
•The drafts of the new Terms of Reference for Environmental Impact Assessment for wind and solar projects and the new methodology for submitting environmental studies were issued. They are expected to be officially issued during the first quarter of 2025.
•Decree 1275 of 2024 was issued, which establishes the environmental authority powers of indigenous communities in their territories.

52 | 2024 Annual Report

At the end of 2023, AES Colombia obtained the environmental license, issued by the ANLA, for the 500 kV line to connect the Guajira pipeline projects. Currently, AES Colombia has obtained environmental licenses for 406 MW of wind projects in Guajira. The next step is to start the environmental licensing process for the JK4 wind project during the first quarter of 2025.
Customers
We sell to a wide variety of customers. No individual customer accounted for 10% or more of our 2024 total revenue. In our generation business, we own and/or operate power plants to generate and sell power to wholesale customers such as utilities and other intermediaries. Our utilities sell to end-user customers in the residential, commercial, industrial, and governmental sectors in a defined service area.
Human Capital Management
At AES, our people are instrumental to helping us meet the world’s energy needs. Supporting our people is a foundational value for AES. Our actions are grounded in the shared values that shape AES’ culture: Safety First, Highest Standards, and All Together. The AES Corporation is led and managed by our Chief Executive Officer and the Global Leadership Team with the guidance and oversight of our Board of Directors. Governance and standards for AES people are guided by the Chief Human Resources Officer, with input from members of the Global Leadership Team.
As of December 31, 2024, the Company and its subsidiaries had approximately 9,100 full time/permanent employees.
As of December 31, 2024, approximately 30% of our U.S. employees were subject to collective bargaining agreements. Collective bargaining agreements between us and these labor unions expire at various dates ranging from 2026 to 2027. In addition, certain employees in non-U.S. locations were subject to collective bargaining agreements, representing approximately 50% of the non-U.S. workforce. Management believes that the Company's employee relations are favorable.
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
AES has established a Safety Management System (“SMS”) Global Safety Standard that applies to all AES employees, as well as contractors working in AES facilities and construction projects. The SMS requires continuous safety performance monitoring, risk assessment, and performance of periodic integrated environmental, health, and safety audits. The SMS provides a consistent framework for all AES operational businesses and construction projects to set expectations for risk identification and reduction, measure performance, and drive continuous

53 | 2024 Annual Report

improvements. The SMS standard is consistent with the ISO 45001 standard, and during 2024 approximately 53% of our locations (49% excluding sites no longer owned by AES as of December 31, 2024) have elected to formally certify their SMS to the ISO 45001 international standard. AES calculates lost time incident (“LTI”) rates for our employees and contractors based on OSHA standards, based on 200,000 labor hours, which equates to 100 workers who work 40 hours per week and 50 weeks per year. In 2024, there was a 39% decrease in LTI cases. In 2024, AES’ LTI Rate was 0.094 for AES People, 0.069 for operational contractors, and 0.037 for construction contractors. In 2024, the Company did not have any work-related fatalities.
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
Executive Officers
The following individuals are our executive officers:
Stephen Coughlin, 53 years old, has served as Executive Vice President and Chief Financial Officer since October 2021. Prior to assuming his current position, he led AES’ Corporate Strategy and Financial Planning teams, and served as the Chair of the Company’s Investment Committee. Prior to that role, he served as the Chief Executive Officer of Fluence. Mr. Coughlin joined AES in 2007 and spent his early years with the company leading Financial Planning & Analysis for AES’ renewables portfolio. Mr. Coughlin is a member of the boards of AES Clean Energy Development Holdings, LLC, AES U.S. Investments, Inc., AES U.S. Generation, LLC, and IPALCO. Mr. Coughlin received a bachelor's degree in commerce and finance from the University of Virginia and a Master of Business Administration degree from the University of California at Berkeley.
Bernerd Da Santos, 61 years old, has served as Executive Vice President and President of the Renewables SBU since June 2023. Previously, Mr. Da Santos held several positions at AES, including Chief Operating Officer and Executive Vice President from December 2017 to July 2023, Chief Operating Officer and Senior Vice President from 2014 to 2017, Chief Financial Officer, Global Finance Operations from 2012 to 2014, Chief Financial Officer of Global Utilities from 2011 to 2012, Chief Financial Officer of Latin America and Africa from 2009 to 2011, Chief Financial Officer of Latin America from 2007 to 2009, Managing Director of Finance for Latin America from 2005 to 2007, and VP and Controller of La Electricidad de Caracas (“EDC”) (Venezuela). Prior to joining AES in 2000, Mr. Da Santos held a number of financial leadership positions at EDC. Mr. Da Santos is President and Chief Executive Officer of ACED, and a member of the boards of IPALCO, AES Andes, AES Mong Duong Power Co. Ltd., and Son My LNG Terminal LLC. Mr. Da Santos holds a bachelor’s degree with Cum Laude distinction in Business Administration and Public Administration from Universidad José Maria Vargas, a bachelor’s degree with Cum Laude distinction in Business Management and Finance, and an MBA with Cum Laude distinction from Universidad José Maria Vargas.
Ricardo Manuel Falú, 45 years old, has served as Executive Vice President and Chief Operating Officer since February 2024. Prior to assuming his current position, Mr. Falú was Senior Vice President and Chief Operating

54 | 2024 Annual Report

Officer from July 2023 to February 2024 and Senior Vice President and Chief Strategy and Commercial Officer from August 2022 to July 2023. Since March 2023, Mr. Falú has also served as President of the New Energy Technologies SBU. Mr. Falú joined AES in 2003 and, prior to his current roles, served as President of the Andes region from January 2022 to August 2022 and Chief Executive Officer of AES Andes from April 2018 to August 2022, which includes AES Chile, AES Colombia, and AES Argentina. Before that, Mr. Falú served as the Chief Financial Officer for the Company's businesses in the Andes region from 2014 to April 2018 and as Chief Financial Officer for the Company's businesses in the Mexico, Central American, and Caribbean region from 2012 to 2014. He is a member of the boards of IPALCO, Fluence Energy, Inc., AES Andes, DPL, and AES Colombia. Prior to joining AES, Mr. Falú worked as an external auditor, accounting analyst, and financial consultant in Argentina. He holds a Certified Public Accountant degree from the Universidad Nacional de Salta in Argentina and an Executive MBA, graduating Summa Cum Laude from the IAE Business School. He also holds a diploma from the Wharton Advanced Management Program, a Certificate in Management from Darden, and has completed other executive financial and management studies at Darden, Wharton, and Harvard.
Paul L. Freedman, 55 years old, has served as Executive Vice President, General Counsel, and Corporate Secretary since February 2021. Prior to assuming his current position, Mr. Freedman was Senior Vice President and General Counsel from February 2018, Corporate Secretary from October 2018, Chief of Staff to the Chief Executive Officer from April 2016 to February 2018, Assistant General Counsel from 2014 to 2016, and from 2007 to 2014 he held a variety of other positions in the AES legal group. Mr. Freedman is a member of the Boards of, AES U.S. Investments, Inc., IPALCO, AES Ohio, and AES Southland Energy Holdings, LLC. Additionally, Mr. Freedman is a member of the Boards of the Business Council for International Understanding and the Coalition for Integrity. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center.
Andrés R. Gluski, 67 years old, has been President, Chief Executive Officer and a member of our Board of Directors since September 2011 and is a member of the Innovation and Technology Committee. Under his leadership, AES has become a world leader in implementing clean technologies, including energy storage and renewable power. Prior to assuming his current position, Mr. Gluski served as Executive Vice President and Chief Operating Officer of the Company from 2007 to 2011. Prior to that role, he served in a number of senior roles at AES, including as Regional President of Latin America and was Senior Vice President for the Caribbean and Central America. He is a member of the Board of Waste Management and serves as Chairman of the Americas Society/Council of the Americas. Mr. Gluski is a magna cum laude graduate of Wake Forest University and holds an M.A. and a Ph.D. in Economics from the University of Virginia.
Tish Mendoza, 49 years old, has served as Executive Vice President and Chief Human Resources Officer since February 2021. Prior to assuming her current position, Ms. Mendoza was Senior Vice President, Global Human Resources and Internal Communications and Chief Human Resources Officer from 2012, Vice President of Human Resources, Global Utilities from 2011 to 2012, Vice President of Global Compensation, Benefits and HRIS, including Executive Compensation, from 2008 to 2011, and acted in the same capacity as the Director of the function from 2006 to 2008. Ms. Mendoza is a member of the boards of IPALCO, Fluence Energy, Inc. and AES Ohio, and sits on AES’ compensation and benefits committees. Prior to joining AES, Ms. Mendoza was Vice President of Human Resources for a product company in the Treasury Services division of JP Morgan Chase and Vice President of Human Resources and Compensation and Benefits at Vastera, Inc., a former technology and managed services company. Ms. Mendoza earned certificates in Leadership and Human Resource Management, and a bachelor’s degree in Business Administration and Human Resources.
Juan Ignacio Rubiolo, 48 years old, has served as Executive Vice President and President of the Energy Infrastructure SBU since March 2023. Prior to assuming his current position, Mr. Rubiolo served as Executive Vice President and President of International Businesses from January 2022 to March 2023, Senior Vice President and President of the MCAC SBU from March 2018 to January 2022, as the Chief Executive Officer of AES Mexico from 2014 to March 2018, and as a Vice President of the Commercial team of the MCAC SBU from 2013 to 2014. Mr. Rubiolo joined AES in 2001 and has worked in AES businesses in the Philippines, Argentina, Mexico, Panama, and the Dominican Republic. Mr. Rubiolo serves on the boards of AES Andes, and AES Colombia. Mr. Rubiolo has a Science Degree in Business from the Universidad Austral of Argentina, a Master of Project Management from the Quebec University in Canada and has completed the executive business and leadership program at the University of Virginia.

55 | 2024 Annual Report

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
Our CEO provided a certification pursuant to Section 303A of the New York Stock Exchange Listed Company Manual on May 16, 2024.
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

56 | 2024 Annual Report

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
Wind, solar, hydrogen, and energy storage projects are subject to substantial risks. Some of these business lines are dependent upon favorable regulatory incentives to support continued investment, and there is significant uncertainty about the extent to which such favorable regulatory incentives, in particular, those associated with the U.S. Inflation Reduction Act of 2022, will be available in the future. In particular, in the U.S., AES’ renewable energy generation growth strategy depends in part on federal, state and local government policies and incentives that support the development, financing, ownership and operation of renewable energy generation projects, including investment tax credits, production tax credits, accelerated depreciation, renewable portfolio standards, feed-in-tariffs and similar programs, REC mechanisms and compliance programs, and tax exemptions. If these policies and incentives are changed or eliminated, or AES is unable to use them, there could be a material adverse impact on AES’ U.S. renewable growth opportunities, including fewer future PPAs or lower prices in future PPAs, decreased revenues, reduced economic returns on certain project company investments, increased financing costs, and/or difficulty obtaining financing.
In addition, new tariffs, duties or other assessments could be imposed on the imports of solar cells, modules, batteries or other equipment utilized in our renewable energy projects.
Any such developments could impede the realization of our U.S. renewables strategy by resulting in, among other items, lack of a satisfactory market for the development and/or financing of our U.S. renewable energy

57 | 2024 Annual Report

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
Additionally, in the U.S., there is a significant backlog of interconnection requests for renewables and battery storage projects and the average time for receiving interconnection approvals is over four years, with significant variations across projects and regions. Our existing interconnection requests may also be subject to regulatory changes that could negatively impact the timing or cost associated with obtaining interconnection approval. Some RTOs, such as PJM, have recently implemented or are considering accelerated or supplemental interconnection processes for high-capacity factor resources, which could result in delays or cost increases to existing or future interconnection requests of intermittent renewable energy projects, such as solar and wind. Additional measures could be considered by RTOs, transmission owners, or governmental authorities to foster or accelerate deployment or utilization of certain high-capacity factor technologies in a manner that negative impacts the development or solar or wind projects. There are also severe bottlenecks in the transmission system and the build-out of renewables to meet policy goals for renewable deployment will require substantial upgrades to the transmission network. These upgrades may also be delayed by the accelerated or supplemental interconnection of high-capacity factor resources, as discussed above.
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

58 | 2024 Annual Report

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

59 | 2024 Annual Report

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
Volatility in wholesale prices could have a material adverse impact on the financial performance of our existing generation assets to the extent they currently sell or buy power into the spot market to serve our contracts or will seek to sell power into the spot market once our contracts expire.
Further, the Chinese market has driven global materials demand and pricing for commodities, many of which are produced in our key electricity markets in South America. Volatility in economic growth in China could result in lower economic growth and lower demand for electricity in our key markets.
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
Many of our generation plants conduct business under long-term sales and supply contracts, which helps these businesses to manage risks by reducing the volatility associated with power and input costs and providing a stable revenue and cost structure. In these instances, we rely on power sales contracts with one or a limited number of customers for the majority of, and in some cases all of, the relevant plant's output and revenues over the term of the power sales contract. The remaining terms of the power sales contracts of our generation plants range from one to more than 20 years. In many cases, we also limit our exposure to fluctuations in fuel prices by entering into long-

60 | 2024 Annual Report

term contracts for fuel with a limited number of suppliers. In these instances, the cash flows and results of operations are dependent on the continued ability of customers and suppliers to meet their obligations under the relevant power sales contract or fuel supply contract, respectively. Some of our long-term power sales agreements are at prices above current spot market prices and some of our long-term fuel supply contracts are at prices below current market prices. The loss of significant power sales contracts or fuel supply contracts, or the failure by any of the parties to such contracts that prevents us from fulfilling our obligations thereunder, could adversely impact our strategy by resulting in costs that exceed revenue, which could have a material adverse impact on our business, results of operations and financial condition. In addition, depending on market conditions and regulatory regimes, it may be difficult for us to secure long-term contracts, either where our current contracts are expiring or for new development projects. The inability to enter into long-term contracts could require many of our businesses to purchase inputs at market prices and sell electricity into spot markets, which may not be favorable.
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

61 | 2024 Annual Report

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
Our business relies on electronic systems and network technologies to operate our generation, transmission and distribution infrastructure. We also use various financial, accounting and other infrastructure systems. Additionally, we store and use customer, employee, and other personal information and other confidential and sensitive information. Our infrastructure may be targeted by nation states, hacktivists, criminals, insiders or terrorist groups. In particular, there has been an increased focus on the U.S. energy grid believed to be related to the Russia/Ukraine conflict. Such an attack, by hacking, malware or other means, may interrupt our operations, cause property damage, affect our ability to control our infrastructure assets, cause the release of sensitive customer information or limit communications with third parties. Any loss or corruption of confidential or proprietary data through a breach of our systems or certain of our third party vendor systems may:
•impact our operations, revenue, strategic objectives, customer and vendor relationships;
•expose us to negative publicity, legal claims, regulatory investigations and proceedings and associated penalties or liabilities;
•require extensive repair and restoration costs for additional security measures to avert future attacks;
•impair our reputation and limit our competitiveness for future opportunities; and
•impact our financial and accounting systems and, subsequently, our ability to correctly record, process and report financial information.
We have implemented measures to help prevent unauthorized access to our systems and facilities, including certain measures to comply with mandatory regulatory reliability standards. To date, cyber breaches have not had a material impact on our operations or financial results. We continue to assess potential threats and vulnerabilities and make investments to address them, including global monitoring of networks and systems, identifying and

62 | 2024 Annual Report

implementing new technology, improving user awareness through employee security training, and updating our security policies as well as those for third-party providers. We cannot guarantee the extent to which our security measures will prevent future cyber-attacks and security breaches or that our insurance coverage will adequately cover any losses we may experience. Further, we do not control certain of our joint ventures or our equity method investments and cannot guarantee that their efforts will be effective.
Highly infectious or contagious diseases outbreaks could impact our business and operations.
Regional or global outbreaks of infectious or contagious diseases, such as occurred during the COVID-19 pandemic, could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:
•decline in customer demand as a result of general decline in business activity;
•destabilization of the markets and decline in business activity negatively impacting customers’ ability to pay for our services when due or at all, including downstream impacts, whereby the utilities’ customers are unable to pay monthly bills or receiving a moratorium from payment obligations, resulting in inability on the part of utilities to make payments for power supplied by our generation companies;
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
•decline in spot electricity prices;
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
•a deterioration in our ability to ensure business continuity, including increased cybersecurity attacks related to a work-from-home environment;
•delays to our construction projects, including at our renewables projects, and the timing of the completion of renewables projects;
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
•deterioration of economic conditions, demand and other related factors resulting in impairments to long-lived assets; and

63 | 2024 Annual Report

•delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including for recovery of related losses and the review and approval of our rates at our U.S. regulated utilities.
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
In addition, we are dependent upon hydrological conditions prevailing from time to time in the broad geographic regions in which our hydroelectric generation facilities are located. Changes in temperature, precipitation and snow pack conditions also could affect the amount and timing of hydroelectric generation. To the extent that hydrological conditions result in droughts or other conditions negatively affect our hydroelectric generation business, such as has happened in Panama in 2019, Brazil in 2021 and Colombia in 2024, our results of operations can be materially adversely affected. Additionally, our contracts in certain markets where hydroelectric facilities are prevalent may require us to purchase power in the spot markets when our facilities are unable to operate at anticipated levels and the price of such spot power may increase substantially in times of low hydrology.
Severe weather and natural disasters may present significant risks to our business.
Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, icing events, earthquakes, dam failures, wildfires and tsunamis can be destructive and could prevent us from operating our business in the normal course by causing power outages and property damage, reducing revenue, affecting the availability of fuel and water, causing injuries and loss of life, and requiring us to incur additional costs, for example, to restore service and repair damaged facilities, to obtain replacement power and to access available financing sources. Our power plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, including heatwaves, fewer cold temperature extremes, abnormal levels of precipitation resulting in river and coastal urban floods in North America or reduced water availability and increased flooding across Central and South America, and changes in coast lines due to sea level change.
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

64 | 2024 Annual Report

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
The approval of joint venture partners also may be required for us to receive distributions of funds from jointly owned entities or to transfer our interest in projects or businesses. The control or influence exerted by our joint venture partners may result in operational management and/or investment decisions that are different from the decisions we would make and could impact the profitability and value of these joint ventures. In addition, if a joint venture partner becomes insolvent or bankrupt or otherwise fails to meet its obligations to or share of liabilities for the joint venture, we may be responsible for meeting certain obligations of the joint ventures to the extent provided for in our governing documents or applicable law, or may assume additional obligations in order to preserve such projects.
Further, we have a significant equity method investment in Fluence. As a publicly listed company, Fluence is governed by its own Board of Directors, whose members have fiduciary duties to the Fluence shareholders. While we have certain rights to appoint representatives to the Fluence Board of Directors, the interests of the Fluence shareholders, as represented by the Fluence Board of Directors, may not align with our interests or the interests of our securityholders. As of December 31, 2024, Fluence continues to report that a material weakness in its internal control over revenue recognition has not yet been remediated. Such material weakness can impact the reliability of the Fluence financial information that we may include as part of our financial information.
In addition, we are generally dependent on the management team of our equity method investments to operate and control such projects or businesses. While we may exert influence pursuant to having positions on the boards of such investments and/or through certain limited governance rights, such as rights to veto significant actions, we do not always have this type of influence and the scope and impact of such influence may be limited. The management teams of our equity method investments may not have the level of experience, technical expertise, human resources, management and other attributes necessary to operate these projects or businesses optimally, and they may not share our business priorities, which could have a material adverse effect on the value of such investments as well as our growth, business, financial condition, results of operations and prospects.
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

65 | 2024 Annual Report

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
We have 27 defined benefit plans, five at U.S. subsidiaries and the remaining plans at foreign subsidiaries, which cover substantially all of the employees at these subsidiaries. Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be incorrect, resulting in a shortfall of pension plan assets compared to pension obligations under the pension plan. We periodically evaluate the value of the pension plan assets to ensure that they will be sufficient to fund the respective pension obligations. Downturns in the debt and/or equity markets, or the inaccuracy of any of our significant assumptions underlying the estimates of our subsidiaries' pension plan obligations, could result in a material increase in pension expense and future funding requirements. Our subsidiaries that participate in these plans are responsible for satisfying the funding requirements required by law in their respective jurisdictions for any shortfall of pension plan assets as compared to pension obligations under the pension plan, which may necessitate additional cash contributions to the pension plans that could adversely affect our and our subsidiaries' liquidity. See Item 7.—Management's Discussion and Analysis—Critical Accounting Policies and Estimates—Pension and Other Postretirement Plans and Note 16—Benefit Plans included in Item 8.—Financial Statements and Supplementary Data.
Impairment of long-lived assets would negatively impact our consolidated results of operations and net worth.
Long-lived assets are initially recorded at cost or fair value, are depreciated over their estimated useful lives, and are evaluated for impairment only when impairment indicators are present, such as deterioration in general economic conditions or our operating or regulatory environment; increased competitive environment; lower forecasted revenue; increase in fuel costs, particularly costs that we are unable to pass through to customers; increase in environmental compliance costs; negative or declining cash flows; loss of a key contract or customer, particularly when we are unable to replace it on equally favorable terms; developments in our strategy; divestiture of a significant component of our business; or adverse actions or assessments by a regulator. Any impairment of long-

66 | 2024 Annual Report

lived assets could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
•other changes related to licensing or permitting which affect our ability to conduct business; or
•other changes that impact the short- or long-term price-setting mechanism in our markets.
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

67 | 2024 Annual Report

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
Our businesses are subject to stringent environmental laws and regulations by many federal, regional, state and local authorities, international treaties and foreign governmental authorities. These laws and regulations generally concern emissions into the air, effluents into the water, use of water, wetlands preservation, remediation of contamination, waste disposal, endangered species and noise regulation. Failure to comply with such laws and regulations or to obtain or comply with any associated environmental permits could result in fines or other sanctions. For example, in recent years, the EPA has issued NOVs to a number of coal-fired generating plants alleging wide-spread violations of the new source review and prevention of significant deterioration provisions of the CAA. The EPA has brought suit against and obtained settlements with many companies for allegedly making major

68 | 2024 Annual Report

modifications to coal-fired generating units without proper permit approvals and without installing best available control technology. The primary focus of these NOVs has been emissions of SO2 and NOx and the EPA has imposed fines and required companies to install improved pollution control technologies to reduce such emissions. In addition, state regulatory agencies and non-governmental environmental organizations have pursued civil lawsuits against power plants in situations that have resulted in judgments and/or settlements requiring the installation of expensive pollution controls or the accelerated retirement of certain electric generating units.
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
International, federal and various regional and state authorities regulate GHG emissions and have created financial incentives to reduce them. In 2024, the Company's subsidiaries operated businesses that had total direct CO2 emissions of approximately 28 million metric tonnes, approximately 10 million of which were emitted by our U.S. businesses (both figures are ownership adjusted). The Company uses CO2 emission estimation methodologies supported by "The Greenhouse Gas Protocol" reporting standard on GHG emissions. For existing power generation plants, CO2 emissions data are either obtained directly from plant continuous emission monitoring systems or calculated from actual fuel heat inputs and fuel type CO2 emission factors. This estimate is based on a number of projections and assumptions that may prove to be incorrect, such as the forecasted dispatch, anticipated plant efficiency, fuel type, CO2 emissions rates and our subsidiaries' achieving completion of such construction and development projects. While actual emissions may vary substantially; certain projects under construction or development when completed will increase emissions of our portfolio and therefore could increase the risks associated with regulation of GHG emissions.
There currently is no U.S. federal legislation imposing mandatory GHG emission reductions (including for CO2) that affects our electric power generation facilities; however, in 2015, the EPA promulgated a rule establishing New Source Performance Standards for CO2 emissions for newly constructed and modified/reconstructed fossil-fueled electric utility steam generating units larger than 25 MW and in 2018 proposed revisions to the rule. On May 9, 2024, the EPA published the final NSPS requiring carbon capture and sequestration for new and reconstructed baseload stationary combustion turbines, among other requirements. The EPA did not finalize revisions to the NSPS for newly constructed or reconstructed coal-fired electric utility steam generating units as proposed in 2018. In 2019, the EPA promulgated the Affordable Clean Energy (ACE) Rule which would have replaced the EPA's 2015 Clean Power Plan Rule ("CPP"). However, on January 19, 2021, the D.C. Circuit vacated and remanded the ACE Rule. Subsequently, on June 30, 2022, the Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion, holding that the “generation shifting” approach in the CPP exceeded the authority granted to the EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 Supreme Court decision, on October 27, 2022, the D.C. Circuit issued a partial mandate, holding pending challenges to the ACE Rule in abeyance. On May 9, 2024, the EPA published the final rule regulating GHGs from existing EGUs pursuant to Section 111(d) of the Clean Air Act and effective on July 8, 2024. Existing EGUs are those that were constructed prior to January 8, 2014. Depending on various EGU-specific factors, the bases of emissions guidelines for natural gas-fired units include the use of uniform fuels and routine methods of operation and maintenance and the bases of emissions guidelines for coal-fired units include 40% natural gas co-firing or carbon capture and sequestration with 90% capture of CO2 depending on the date that coal operations cease. Specific standards for performance for EGUs will be established through a State Plan (or a Federal Plan if the state of Indiana were to not submit an approvable plan). The May 2024 rule is subject to legal challenges. On October 16, 2024, the U.S. Supreme Court denied emergency stay applications. The impact of the results of further proceedings and potential future greenhouse gas emissions regulations remains uncertain, but it could be material.

69 | 2024 Annual Report

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
In addition, plaintiffs previously brought tort lawsuits that were dismissed against the Company because of its subsidiaries' GHG emissions. Future similar lawsuits may prevail or result in damages awards or other relief. We may also be subject to risks associated with the impact on weather conditions. See Certain of our businesses are sensitive to variations in weather and hydrology and Severe weather and natural disasters may present significant risks to our business and adversely affect our financial results within this section for more information. If any of the foregoing risks materialize, costs may increase or revenues may decrease and there could be a material adverse effect on our results of operations, financial condition, cash flows and reputation.

70 | 2024 Annual Report

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
We operate in the U.S. and various non-U.S. jurisdictions and are subject to the tax laws and regulations of the U.S. federal, state and local governments and of many non-U.S. jurisdictions. From time to time, legislative measures may be enacted that could adversely impact our overall tax positions regarding income or other taxes, our effective tax rate or tax payments. For example, the U.S. Inflation Reduction Act of 2022 includes provisions that benefit the U.S. clean energy industry, including increases, extensions and/or new tax credits for onshore and offshore wind, solar, storage and hydrogen projects. We expect that the extension of the current solar investment tax credits ("ITCs"), as well as higher credits available for projects that satisfy wage and apprenticeship requirements, will increase demand for our renewables products. In the U.S., the IRA includes a 15% corporate alternative minimum tax based on adjusted financial statement income.
In the fourth quarter of 2022, the European Commission adopted an amended Directive on Pillar 2 establishing a global minimum tax at a 15% rate. The adoption requires EU Member States to transpose the Directive into their respective national laws by December 31, 2023 for the rules to come into effect as of January 1, 2024. The Netherlands, Bulgaria, and Vietnam adopted legislation to implement Pillar 2 effective as of January 1, 2024. The impact to the Company during 2024 was not material. We will continue to monitor the issuance of draft legislation in other non-EU countries where the Company operates that are considering Pillar 2 amendments. The impact to the Company remains unknown but may be material.
Risks Related to our Indebtedness and Financial Condition
We have a significant amount of debt.
As of December 31, 2024, we had approximately $29 billion of outstanding indebtedness on a consolidated basis. All outstanding borrowings under The AES Corporation's revolving credit facilities are unsecured. Most of the debt of The AES Corporation's subsidiaries, however, is secured by substantially all of the assets of those subsidiaries. A substantial portion of cash flow from operations must be used to make payments on our debt. Furthermore, since a significant percentage of our assets are used to secure this debt, this reduces the amount of collateral available for future secured debt or credit support and reduces our flexibility in operating these secured assets. This level of indebtedness and related security could have other consequences, including:
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

71 | 2024 Annual Report

•limiting, along with financial and other restrictive covenants relating to such indebtedness, our ability to borrow additional funds, pay cash dividends or repurchase common stock.
The agreements governing our indebtedness, including the indebtedness of our subsidiaries, limit, but do not prohibit the incurrence of additional indebtedness. If we were to become more leveraged, the risks described above would increase. Further, our actual cash requirements may be greater than expected and our cash flows may not be sufficient to repay all of the outstanding debt as it becomes due. In that event, we may not be able to borrow money, sell assets, raise equity or otherwise raise funds on acceptable terms to refinance our debt as it becomes due. In addition, our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at that time. Any refinancing of our debt could result in higher interest rates or more onerous covenants that restrict our business operations. See Note 12—Obligations included in Item 8.—Financial Statements and Supplementary Data for a schedule of our debt maturities.
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
We attempt to finance our domestic and foreign projects through non-recourse debt or "non-recourse financing" that requires the loans to be repaid solely from the project's revenues and provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts and cash flow of that project subsidiary or affiliate. As of December 31, 2024, we had approximately $29 billion of outstanding indebtedness on a consolidated basis, of which approximately $5.7 billion was recourse debt of the Parent Company and approximately $22.7 billion was non-recourse debt. In some non-recourse financings, the Parent Company has explicitly agreed, in the form of guarantees, indemnities, letters of credit, letter of credit reimbursement agreements and agreements to pay, to undertake certain limited obligations and contingent liabilities, most of which will only be effective or will be terminated upon the occurrence of future events. In the case of our U.S. renewables projects involving tax equity investors or purchasers of tax credits, we provide customary Parent Company or subsidiary guarantees to the tax equity investors or tax credit purchasers that require the Parent Company or subsidiary to bear the risk of any IRS recapture or disallowance of certain tax benefits they receive in connection with the transaction.
Certain of our subsidiaries are in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in our Consolidated Balance Sheets related to such defaults was $540 million as of December 31, 2024. While the lenders under our non-recourse financings generally do not have direct recourse to the Parent Company, such defaults under non-recourse financings can:
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
•trigger defaults in the Parent Company's outstanding debt. For example, The AES Corporation's revolving credit facilities and outstanding senior notes include events of default for certain bankruptcy related events

72 | 2024 Annual Report

involving material subsidiaries and relating to accelerations of outstanding material debt of material subsidiaries or any subsidiaries that in the aggregate constitute a material subsidiary; or
•result in foreclosure on the assets that are pledged under the non-recourse financings, resulting in write-downs of assets and eliminating any and all potential future benefits derived from those assets.
None of the projects that are in default are owned by subsidiaries that, individually or in the aggregate, meet the applicable standard of materiality in The AES Corporation's revolving credit facilities or other debt agreements to trigger an event of default or permit acceleration under such indebtedness. However, as a result of future mix of distributions, write-down of assets, dispositions and other changes to our financial position and results of operations, one or more of these subsidiaries, individually or in the aggregate, could fall within the applicable standard of materiality and thereby upon an acceleration of such subsidiary's debt, trigger an event of default and possible acceleration of Parent Company indebtedness.
The AES Corporation has significant cash requirements and limited sources of liquidity.
The AES Corporation requires cash primarily to fund: principal repayments of debt, interest, dividends on our common stock, acquisitions, construction and other project commitments, other equity commitments (including business development investments); equity repurchases; taxes and Parent Company overhead costs. Our principal sources of liquidity are dividends and other distributions from our subsidiaries, proceeds from financings at the Parent Company, and proceeds from asset sales. See Item 7.—Management's Discussion and Analysis —Capital Resources and Liquidity. We believe that these sources will be adequate to meet our obligations for the foreseeable future, based on a number of material assumptions about access the capital or commercial lending markets, the operating and financial performance of our subsidiaries, exchange rates, our ability to sell assets, and the ability of our subsidiaries to pay dividends and other distributions; however, there can be no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than expected. In addition, our cash flow may not be sufficient to repay our debt obligations at maturity and we may have to refinance such obligations. There can be no assurance that we will be successful in obtaining such refinancing on acceptable terms.
Our ability to grow our business depends on our ability to raise capital on favorable terms.
We rely on the capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. Our ability to arrange for financing on either a recourse or non-recourse basis and the costs of such capital are dependent on numerous factors, some of which are beyond our control, including: general economic and capital market conditions; the availability of bank credit; the availability of tax equity investors and/or transferability tax credit buyers; the financial condition, performance and prospects of AES as well as our competitors; and changes in tax and securities laws. Should access to capital not be available to us, we may have to sell assets or cease further investments, including the expansion or improvement of existing facilities, any of which would affect our future growth.
A downgrade in the credit ratings of The AES Corporation or its subsidiaries could adversely affect our access to the capital markets, interest expense, liquidity or cash flow.
If any of the credit ratings of The AES Corporation and its subsidiaries were to be downgraded, our ability to raise capital on favorable terms could be impaired and our borrowing costs could increase. Furthermore, counterparties may no longer be willing to accept general unsecured commitments by The AES Corporation to provide credit support. Accordingly, we may be required to provide some other form of assurance, such as a letter of credit and/or collateral, to backstop or replace any credit support by The AES Corporation, which reduces our available credit. There can be no assurance that counterparties will accept such guarantees or other assurances.
Failure to maintain an effective system of internal control over financial reporting could result in material misstatements in our financial statements or may negatively impact investor confidence in our reported financial information.
Our internal controls, accounting policies, and practices are designed to enable us to evaluate transactions in a timely and accurate manner in compliance with GAAP, laws and regulations, taxation requirements, and federal securities laws and regulations in order to, among other things, disclose and report financial and other information in connection with our reporting requirements under federal securities, tax, and other laws and regulations. We have also implemented corporate governance, internal controls, and accounting policies and procedures in connection with the Sarbanes-Oxley Act of 2002. Our internal controls and policies have been and continue to be closely monitored by management and our Board of Directors. While we believe these controls, policies, practices, and

73 | 2024 Annual Report

systems are adequate to accurately and fairly reflect the transactions and dispositions of the assets of the Company, the identification of significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner could lead to undetected errors that could result in material misstatements in our financial statements.
As more fully disclosed in Item 9A.—Controls and Procedures, we have identified a material weakness in our internal control over financial reporting that existed at December 31, 2024. The Company did not design effective controls over management's review of the disposition of AES Brasil, a complex non-routine transaction; specifically, the evaluation of the completeness and accuracy of data and information used in the impairment and disposition calculations of the AES Brasil disposal group. This control deficiency was not remediated as of December 31, 2024. Since there is a reasonable possibility that the control deficiency could result in a material misstatement in our financial statements that would not be detected, we determined that this control deficiency constituted a material weakness. While we are taking steps to implement a remediation plan, the material weakness will not be considered remediated until the applicable controls operate and management has concluded, through testing, that the controls are operating effectively. Furthermore, we can give no assurance that the measures we take will remediate the material weakness or that additional material weaknesses will not arise in the future, either of which could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, and in turn, could negatively impact investor confidence in our reported financial information.
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
AES’ Chief Information Security Officer (“CISO”) reports to our General Counsel and is the head of the Company’s cybersecurity team. The CISO is responsible for assessing and managing our cyber risk management program. In this role, the CISO informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CISO has served in that position since 2024.
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
In addition, the Company’s management team considers risks relating to cybersecurity, among other significant risks, and applicable mitigation plans to address such risks, at monthly performance review meetings. The Global Leadership Team, as well as the Vice President Global Financial Planning and Analytics, Treasurer, and Vice President Internal Audit, among others, participate in such meetings.

74 | 2024 Annual Report

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

75 | 2024 Annual Report

ITEM 3. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of December 31, 2024. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a governmental authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the state of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to mitigate the contaminated area located on the grounds of the pole factory and an indemnity payment of approximately R$6 million ($1 million). In October 2011, the State Attorney filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined that only CEEE was required to perform the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The case is now awaiting judgment. The removal and remediation costs are estimated to be approximately R$15 million to R$60 million ($2 million to $10 million), and there could be additional costs which cannot be estimated at this time. In June 2016, the Company sold AES Sul to CPFL Energia S.A. and as part of the sale, AES Guaiba, a holding company of AES Sul, retained the potential liability relating to this matter. The Company believes that there are meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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

76 | 2024 Annual Report

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
In December 2018, a lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, and three other AES affiliates. The lawsuit purports to be brought on behalf of over 100 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands $476 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. Preliminary hearings have taken place. The relevant AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. Subsequently, the claimants withdrew the lawsuit with respect to AES Puerto Rico. The lawsuit remains pending against the other AES defendants (“AES Defendants”) and the unaffiliated defendants. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually, nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court, namely, the Civil Court of La Vega (“CFI”). In May 2024, the CFI dismissed the entire case due to the expiry of the statute of limitations. Later in 2024, the claimants appealed the dismissal to the relevant intermediate appellate court. The claimants are attempting to formally serve the appeal on all defendants. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
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

77 | 2024 Annual Report

The latest version of this Compliance Program was submitted on May 26, 2021. On December 30, 2021, the Compliance Program was approved by the SMA. However, an ex officio action was brought by the SMA due to alleged exceedances of generation limits, which would require the Company to reduce SO2, NOX and PM emissions in order to achieve the emissions offset established in the Compliance Program. On January 6, 2022, AES Andes filed a reposition with the SMA seeking modification of the means for compliance with the ex officio action. On January 17, 2023, the SMA approved street paving measures, or alternatively a program providing heaters for community members, as the means to satisfy the air emissions offsets in the approved Compliance Plan. The cost of the proposed Compliance Program is approximately $10.8 million and is in the execution stage. Fines are possible if the SMA determines there is an unsatisfactory execution of the Compliance Program. On April 21, 2023, the SMA notified AES Andes of a resolution alleging an additional “serious” non-compliance of the Ventanas Complex failing to reduce emissions during episodes of poor air quality. On May 24, 2023, AES Andes submitted disclaimers to the SMA in response to this resolution. On May 10, 2024, the Company was notified of a fine for $180,515. On June 3, 2024, the Company appealed this fine to the Environmental Court. The Company believes that it has meritorious defenses and will continue to assert them vigorously in this dispute; however, there can be no assurances that it will be successful.
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE alleged that AES Mérida was in breach of a power and capacity purchase agreement (“Contract”) between the two parties, even though the allegations relate to CFE’s own failure to provide fuel within the specifications of the Contract. CFE sought to recover approximately $200 million in payments made to AES Mérida under the Contract, plus approximately $480 million in alleged damages for having to acquire power from alternative sources in the Yucatan Peninsula. AES Mérida filed an answer denying liability to CFE and asserted a counterclaim for damages due to CFE’s breach of its obligations. The evidentiary hearing took place in November 2021. Closing arguments were heard in May 2022. In November 2022, the arbitration Tribunal issued its decision in the case, rejecting CFE’s claims for damages and awarding AES Mérida a net amount of damages on AES Mérida’s counterclaims ("Award"). There are ongoing proceedings in the Mexican courts concerning AES Mérida's attempt to enforce the Award and CFE's attempt to challenge the Award. At AES Mérida's request, in November 2024, the court of first instance confirmed the award and ordered its enforcement against CFE. This decision is subject to further review within the Mexican judiciary. Separately, in March 2024, the relevant court of first instance denied CFE’s request to nullify the Award. The March 2024 decision was upheld by the relevant federal District Court and later by the Collegiate Circuit Court. AES Mérida believes that it has meritorious claims and defenses and will assert them vigorously in this dispute; however, there can be no assurances that it will be successful in its efforts.
On May 12, 2021, the Mexican Federal Attorney for Environmental Protection (the “Authority”) initiated an environmental audit at the TEP thermal generating facility. On January 20, 2023, TEP was notified of the resolution issued by the Authority, which alleges breaches of air emission regulations, including the failure to submit reports. The resolution imposes a fine of $27,615,140 pesos (approximately $1.3 million). On March 3, 2023, the facility filed a nullity judgment to challenge such resolution, which has been admitted by the local judge with an injunction granted against execution of the proposed fine during the course of the underlying proceedings. However, the local tax authority rejected receiving the bond that is required to guarantee the injunction, and as a result, on September 18, 2023, TEP filed a complaint seeking to compel the tax authority to accept the bond and recognize the validity of the injunction. The Specialized Chamber has not issued a response to the complaint, despite the fact that the Company has taken several legal actions to try to expedite the proceedings. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In February 2022, a lawsuit was filed in Dominican Republic civil court against the Company. The lawsuit purports to be brought on behalf of over 425 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $600 million in alleged damages. The lawsuit does not identify or provide any supporting information concerning the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In February 2024, at the request of the Company, the Dominican Supreme Court of Justice transferred the case to a different civil court, namely, the Civil Court of La Vega. The claimants' attempt to recuse the presiding judge has been rejected by the relevant Dominican appellate court. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.

78 | 2024 Annual Report

On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged charges relating to the Alto Maipo facility, all of which are categorized by the SMA as “serious.” The alleged charges include untimely completion of intake works and insufficient capture by the provisional works, irrigation water outlet and canal contemplated by an agreement with local communities; non-compliance with the details of the forest management plans and intervention in unauthorized areas; construction of a road in a restricted paleontological area; and unlawful moving of fauna. On February 16, 2023, the Alto Maipo project submitted an initial compliance program to the SMA, which has undergone observations by the SMA and interested third parties, and been resubmitted by the project. On December 9, 2024, the SMA rejected the latest version of the Compliance Program. On December 16, Alto Maipo submitted a petition for reconsideration. If appeals are unsuccessful, the imposition of fines are possible.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

79 | 2024 Annual Report

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock Repurchase Program — The Board authorization permits the Parent Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. The cumulative repurchases from the commencement of the Stock Repurchase Program in July 2010 through December 31, 2024 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of December 31, 2024, $264 million remained available for repurchase under the Stock Repurchase Program. No repurchases were made by The AES Corporation of its common stock in 2024, 2023, and 2022.
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol "AES."
Dividends
The Parent Company commenced a quarterly cash dividend in the fourth quarter of 2012. The Parent Company has increased this dividend annually. The quarterly per-share cash dividends for the last three years are displayed below.

Commencing the fourth quarter of	2024	2023	2022
Cash dividend	$0.17595	$0.1725	$0.1659
The fourth quarter 2024 cash dividend was paid on February 14, 2025. There can be no assurance the AES Board will declare a dividend in the future or, if declared, the amount of any dividend. Our ability to pay dividends will also depend on receipt of dividends from our various subsidiaries across our portfolio.
Under the terms of our revolving credit facilities, which we entered into with commercial bank syndicates, we have limitations on our ability to pay cash dividends and/or repurchase stock. Our subsidiaries' ability to declare and pay cash dividends to us is also subject to certain limitations contained in the project loans, governmental provisions and other agreements to which our subsidiaries are subject. See the information contained under Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans of this Form 10-K.
Holders
As of March 6, 2025, there were approximately 3,301 record holders of our common stock.

80 | 2024 Annual Report

Performance Graph
THE AES CORPORATION
PEER GROUP INDEX/STOCK PRICE PERFORMANCE

250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
AES
S&P 500
S&P Utilities

Source: Bloomberg
We have selected the Standard and Poor's ("S&P") 500 Utilities Index as our peer group index. The S&P 500 Utilities Index is a published sector index comprising the 31 electric and gas utilities included in the S&P 500.
The five year total return chart assumes $100 invested on December 31, 2019 in AES Common Stock, the S&P 500 Index and the S&P 500 Utilities Index. The information included under the heading Performance Graph shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
ITEM 6. [RESERVED]

81 | 2024 Annual Report

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For discussion of the Company's year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K filed with the SEC on February 26, 2024.
Executive Summary
In 2024, AES delivered on its strategic and financial objectives. We completed construction or the acquisition of 3.0 GW of renewables and energy storage, construction of a 670 MW combined cycle gas plant, and signed long-term PPAs for an additional 4.4 GW of new renewable energy. See Overview of our Strategy included in Item 1.—Business of this Form 10-K for further information.
Compared with last year, net income increased $984 million, from a net loss of $182 million in 2023 to net income of $802 million in 2024. This increase is the result of lower impairments, unrealized foreign currency gains in the current year versus losses in the prior year, gain on sale of AES Brasil, favorable contributions at the Utilities and New Energy Technologies SBUs, and higher contributions from renewables projects placed in service in the current year; partially offset by higher interest expense and lower interest income, and the prior year gain on sell-down of Fluence.
Adjusted EBITDA, a non-GAAP measure, decreased $189 million, from $2,828 million to $2,639 million, mainly driven by record-breaking drought conditions and outages in Colombia at the Renewables SBU, lower margins at the Energy Infrastructure SBU due to prior year margin at the hedged merchant Southland facilities that are contracted primarily for capacity in the current year and higher outages; partially offset by higher contributions at the Utilities SBU and higher revenues from new projects at the Renewables SBU.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, increased $513 million, from $3,439 million to $3,952 million, primarily due to higher realized tax attributes driven by more renewables projects placed in service, partially offset by the drivers above.
Compared with last year, diluted earnings per share from continuing operations increased $2.03, from $0.34 to $2.37. This increase is mainly driven by lower long-lived asset impairments in the current year, higher contributions from renewables projects placed in service in the current year, prior year unrealized foreign currency losses at the Energy Infrastructure SBU, the gain on sale of AES Brasil, and lower income tax expense. This was partially offset by higher interest expense and lower interest income, and lower margins due to outages.
Adjusted EPS, a non-GAAP measure, increased $0.38 from $1.76 to $2.14, mainly driven by higher contributions from renewables projects placed in service in the current year, a lower adjusted tax rate, and higher contributions from the Utilities SBU; partially offset by lower contributions from the Energy Infrastructure SBU.

82 | 2024 Annual Report

Review of Consolidated Results of Operations

Years Ended December 31,	2024	2023	$ Change	% Change
(in millions, except per share amounts)
Revenue:
Renewables SBU	$2,510	$2,339	$171	7%
Utilities SBU	3,608	3,495	113	3%
Energy Infrastructure SBU	6,238	6,836	(598)	-9%
New Energy Technologies SBU	1	76	(75)	-99%
Corporate and Other	162	138	24	17%
Eliminations	(241)	(216)	(25)	12%
Total Revenue	12,278	12,668	(390)	-3%
Operating Margin:
Renewables SBU	359	492	(133)	-27%
Utilities SBU	543	433	110	25%
Energy Infrastructure SBU	1,273	1,418	(145)	-10%
New Energy Technologies SBU	(7)	(9)	2	-22%
Corporate and Other	267	239	28	12%
Eliminations	(121)	(69)	(52)	75%
Total Operating Margin	2,314	2,504	(190)	-8%
General and administrative expenses	(288)	(255)	(33)	13%
Interest expense	(1,485)	(1,319)	(166)	13%
Interest income	381	551	(170)	-31%
Loss on extinguishment of debt	(17)	(63)	46	-73%
Other expense	(175)	(99)	(76)	77%
Other income	156	89	67	75%
Gain (loss) on disposal and sale of business interests	351	134	217	NM
Goodwill impairment expense	—	(12)	12	-100%
Asset impairment expense	(374)	(1,067)	693	-65%
Foreign currency transaction gains (losses)	31	(359)	390	NM
Income tax expense	(59)	(261)	202	-77%
Net equity in losses of affiliates	(26)	(32)	6	-19%
INCOME (LOSS) FROM CONTINUING OPERATIONS	809	(189)	998	NM
Gain (loss) from disposal of discontinued businesses, net of income tax benefit (expense) of $7, $7, and $0, respectively	(7)	7	(14)	NM
NET INCOME (LOSS)	802	(182)	984	NM
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	877	431	446	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$1,679	$249	$1,430	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:				—%
Income (loss) from continuing operations, net of tax	$1,686	$242	$1,444	NM
Income (loss) from discontinued operations, net of tax	(7)	7	(14)	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$1,679	$249	$1,430	NM
Net cash provided by operating activities	$2,752	$3,034	$(282)	-9%
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

83 | 2024 Annual Report

Consolidated Revenue and Operating Margin
Year Ended December 31, 2024
Revenue
(in millions)

Consolidated Revenue — Revenue decreased $390 million, or 3%, in 2024 compared to 2023, driven by:
•$598 million at Energy Infrastructure primarily driven by a $398 million decrease in regulated contract sales and prices, $319 million due to higher revenues from our hedged merchant Southland facilities in the prior year that are contracted primarily for capacity in the current year, $73 million due to lower generation driven by lower dispatch in Argentina, and $69 million impact from the selldown of Amman East and IPP4 in Jordan; partially offset by $195 million higher realized gains on power swaps; and
•$75 million at New Energy Technologies mainly driven by the sale of the Fallbrook project in March 2023.
These unfavorable impacts were partially offset by increases of:
•$171 million at Renewables mainly driven by $205 million due to new projects in service, $61 million of unrealized derivative gains, $58 million of higher contracted energy sales, and $35 million due to the appreciation of the Colombian peso; partially offset by $125 million impact from the sale of our controlling interest in AES Brasil, and $69 million due to higher outages and record-breaking drought conditions in Colombia; and
•$113 million at Utilities mainly driven by a $252 million increase in transmission, distribution, and rider revenues mainly due to higher rates, and $57 million due to higher net retail demand mainly driven by favorable weather; partially offset by $181 million of lower Fuel Adjustment Charge rider revenue.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $190 million, or 8%, in 2024 compared to 2023, driven by:

84 | 2024 Annual Report

•$145 million at Energy Infrastructure mainly driven by $110 million due to higher energy margin from our hedged merchant Southland facilities in the prior year that are contracted primarily for capacity in the current year, $54 million impact from the selldown of Amman East and IPP4 in Jordan, $51 million due to higher outages, $39 million due to end of commercial operations at Warrior Run in May 2024, and $31 million due to lower LNG transactions; partially offset by $82 million from a PPA termination loss recognized in the prior year and $45 million of unrealized derivative gains;
•$133 million at Renewables driven by $148 million impact primarily from record-breaking drought conditions in Colombia, alongside drier hydrological conditions in Brazil, $45 million impact of outages at Colombia due to a flooding incident at the Chivor plant which occurred in June 2024, $44 million impact from the sale of our controlling interest in AES Brasil, and $29 million higher fixed costs primarily due to an accelerated growth plan; partially offset by unrealized derivative gains of $61 million and higher contracted energy sales of $58 million; and
•$24 million at Corporate and Other primarily driven by higher eliminations of insurance recoveries booked at the businesses related to AES' self-insurance company.
These unfavorable impacts were partially offset by an increase of $110 million at Utilities primarily driven by $83 million due to higher transmission and rider revenues, $76 million due to higher retail rates as a result of the 2024 Base Rate Order, and $72 million due to higher demand primarily from the impact of weather; partially offset by $57 million higher depreciation from additional assets placed in service, the prior year $29 million deferral of power purchase costs associated with the approval of ESP 4, and $25 million higher expected credit losses due to the one-time implementation of customer billing system upgrades.
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
General and administrative expenses increased $33 million, or 13%, to $288 million in 2024 compared to $255 million in 2023, primarily due to increased business development costs, higher people costs, higher professional fees, and higher IT costs.
Interest expense
Interest expense increased $166 million, or 13%, to $1,485 million in 2024, compared to $1,319 million in 2023. This increase was driven by higher interest expense of $67 million and $52 million at the Renewables and Utilities SBUs, respectively, primarily due to new debt issued, net of increased capitalized interest, and higher interest at Corporate of $63 million primarily due to a higher weighted average interest rate and debt balance at the Parent Company; partially offset by a $16 million decrease at the Energy Infrastructure SBU primarily due to lower debt balances.
Interest income
Interest income decreased $170 million, or 31%, to $381 million in 2024, compared to $551 million in 2023 primarily due to a decrease in Argentina of $138 million primarily due to lower short-term investments at lower rates and a decrease in Brazil of $51 million due to lower short-term investments and the sale of AES Brasil in October 2024; partially offset by an increase in Chile of $30 million mainly driven by interest recognized on the Stabilization Fund receivables.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $46 million to $17 million in 2024, compared to $63 million in 2023. This decrease was primarily due to prior year losses of $47 million and $10 million due to prepayments at AES Andes and AES Hispanola Holdings BV, respectively, partially offset by a current year loss of $10 million due to a prepayment at AES Andes.

85 | 2024 Annual Report

See Note 12—Obligations included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Other income
Other income increased $67 million, or 75%, to $156 million in 2024, compared to $89 million in 2023 primarily due to the bargain purchase gain recognized on the Madison and Birdseye acquisition for $20 million, a $17 million increase in gains on remeasurement of contingent consideration primarily on projects acquired at AES Clean Energy, a $14 million gain corresponding to the step acquisition of Felix, and an indexation adjustment of Stabilization Fund receivables at AES Andes of $12 million.
Other expense
Other expense increased $76 million, or 77%, to $175 million in 2024, compared to $99 million in 2023 primarily driven by $52 million higher losses on commencement of sales-type leases at AES Renewable Holdings, a $43 million increase in losses on remeasurement of contingent consideration primarily on projects acquired at AES Clean Energy, and a $20 million loss related to legal expenses and other direct costs associated with the troubled debt restructuring at Puerto Rico. This was partially offset by a $36 million decrease in loss on sale and disposal of assets, mainly driven by prior year impairments of inventory due to the planned early plant closures at Ventanas 2, Norgener, and Warrior Run.
See Note 22—Other Income and Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Gain (loss) on disposal and sale of business interests
Gain on disposal and sale of business increased $217 million to $351 million in 2024, compared to $134 million in 2023. This increase was driven by the gain on sale of AES Brasil of $312 million and a $52 million gain corresponding to the dilution of AES' ownership in Uplight as a result of the AutoGrid acquisition; partially offset by a $136 million gain on sale of shares of Fluence, our equity method investment, in 2023, and the $10 million loss on the selldown of Amman East and IPP4 in Jordan, which is now accounted for as an equity method investment.
See Note 9—Investments in and Advances to Affiliates and Note 25—Held-for-Sale and Dispositions included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Goodwill impairment expense
Goodwill impairment expense was $12 million in 2023 due to impairment at the TEG TEP reporting unit primarily driven by an increase in the discount rate due to increasing risk of non-renewal of operating permits required after March 31, 2024.
See Note 10—Goodwill and Other Intangible Assets included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Asset impairment expense
Asset impairment expense decreased $693 million, or 65%, to $374 million in 2024, compared to $1.1 billion in 2023. This decrease was primarily due to higher prior year impairments, including a $198 million impairment associated with PJM's approval to retire the Warrior Run coal-fired facility; a $186 million impairment at New York Wind related to a repowering project that will result in decommissioning the existing turbines and reducing their depreciable lives; a $137 million impairment associated with the commitment to accelerate the retirement of the Norgener coal-fired facility in Chile; a $77 million and $59 million impairment at TEG and TEP, respectively, due to a reduction in expected capacity cash flows after expiration of the current PPA; and a $59 million impairment at Amman East and IPP4 in Jordan due to the delay in closing the sale transaction. In addition, the decrease was driven by lower impairment expense of $105 million associated with the held-for-sale classification of Mong Duong and lower impairment expense of $56 million at AES Clean Energy Development related to the write-off of project development intangibles for projects that were determined to be no longer viable. This was partially offset by current year impairments of $125 million and $80 million at Ventanas and AES Brasil, respectively, after meeting held-for-sale criteria.
See Note 23—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.

86 | 2024 Annual Report

Foreign currency transaction gains (losses)
Foreign currency transaction gains (losses) in millions were as follows:

Years Ended December 31,	2024	2023
Corporate	$33	$(19)
Chile	(5)	(40)
Argentina (1)	2	(312)
Other	1	12
Total (2)	$31	$(359)
_____________________________
(1)    Includes peso-denominated energy receivable indexed to the USD through the FONINVEMEM agreement which is considered a foreign currency derivative. See Note 7—Financing Receivables included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
(2)    Includes gains of $137 million and losses of $28 million on foreign currency derivative contracts for the years ended December 31, 2024 and 2023, respectively.
The Company recognized net foreign currency transaction gains of $31 million in 2024, primarily driven by realized gains on swaps and options denominated in the Brazilian real.
The Company recognized net foreign currency transaction losses of $359 million in 2023, primarily driven by the depreciation of the Argentine peso, unrealized losses related to an intercompany loan denominated in the Colombian peso, and realized and unrealized foreign currency derivative losses in South America due to the depreciating Colombian peso.
Income tax expense
Income tax expense was $59 million in 2024 compared to $261 million in 2023. The Company's effective tax rates were 7% and 251% for the years ended December 31, 2024 and 2023, respectively.
The 2024 effective tax rate was impacted by the current year benefits associated with ITCs and the restructuring of a foreign holding company. These drivers were partially offset by the impacts of allocations of losses to tax equity investors on renewables projects.
The 2023 effective tax rate was impacted by the allocation of losses to noncontrolling interest in U.S. tax-equity partnerships and pretax impairments at certain Mexican subsidiaries and at the Mong Duong coal-fired plant in Vietnam. These impacts were partially offset by inflationary and foreign currency impacts at certain Argentine businesses, net of valuation allowances, as well as the recognition of U.S. investment tax credits for renewables projects placed in service in 2023. See Note 23—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for details of the asset impairments.
Our effective tax rate reflects the tax effect of significant operations outside the U.S., which are generally taxed at rates different than the U.S. statutory rate. Foreign earnings may be taxed at rates higher than the U.S. corporate rate of 21% and are also subject to current U.S. taxation under the GILTI rule. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate. The Company also benefits from reduced tax rates in certain countries as a result of satisfying specific commitments regarding employment and capital investment. See Note 24—Income Taxes included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional information regarding these reduced rates.
Net equity in losses of affiliates
Net equity in losses of affiliates decreased $6 million, or 19%, to $26 million in 2024, compared to $32 million in 2023. This decrease was primarily driven by a $30 million decrease in losses from Fluence, mainly attributable to improved margins on a new product line. This was partially offset by a $13 million decrease in earnings from Mesa La Paz, primarily due to the prior year termination of derivative positions due to a contract amendment; lower earnings from sPower of $7 million, mainly due to lower earnings from renewables projects that came online; and lower earnings from Energía Natural Dominicana Enadom of $7 million due to lower capitalized interest and higher depreciation.
See Note 9—Investments In and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.

87 | 2024 Annual Report

Net income (loss) attributable to noncontrolling interests and redeemable stock of subsidiaries
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries increased $446 million to $877 million in 2024, compared to $431 million in 2023. This increase was primarily due to:
•Higher allocation of losses to tax equity investors on renewables projects placed in service of $496 million; and
•Higher losses at Brazil of $60 million, primarily due to held-for-sale impairment.
These drivers were partially offset by:
•Higher held-for-sale impairment at Mong Duong in the prior year than the current year of $48 million; and
•Selldowns of business interests resulting in larger shares of income attributable to minority shareholders at the Energy Infrastructure SBU of $46 million.
Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation increased $1,430 million to $1,679 million in 2024, compared to $249 million in 2023. This increase was primarily due to:
•Lower long-lived asset impairments in the current year of $589 million;
•Higher contributions from renewables projects placed in service in the current year of $496 million;
•Unrealized foreign currency losses in the prior year exceeding current year gains by $345 million, primarily driven by higher losses in the prior year at the Energy Infrastructure SBU;
•Gain on sale of AES Brasil in the current year of $312 million;
•Lower income tax expense attributable to AES, primarily driven by $273 million of tax benefit resulting from the transfer of ITCs directly to third parties; and
•Higher margin from the Utilities SBU impacting net income attributable to AES by $77 million, mainly driven by higher transmission and rider revenues and higher retail rates.
These drivers were partially offset by:
•Higher interest expense and lower interest income in the current year of $245 million;
•Lower margin from the Energy Infrastructure SBU impacting net income attributable to AES by $147 million, mainly driven by selldowns, higher energy margin from our hedged merchant Southland facilities in the prior year that are contracted primarily for capacity in the current year, and higher outages;
•Lower margin at the Renewables SBU impacting net income attributable to AES by $145 million, mainly driven by record-breaking drought conditions and partial outage due to a flooding incident in Colombia; and
•Gain on sale of shares in Fluence in the prior year of $136 million.
SBU Performance Analysis
Segments
We are organized into four technology-based SBUs: Renewables (solar, wind, energy storage, and hydro generation facilities); Utilities (AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities); Energy Infrastructure (natural gas, LNG, coal, pet coke, diesel, and oil generation facilities, and our businesses in Chile); and New Energy Technologies (investments in Fluence, Uplight, Maximo, and other new and innovative energy technology businesses). Our businesses in Chile, which have a mix of generation sources, including renewables, are included within the Energy Infrastructure SBU, as the generation from all sources is pooled to service our existing PPAs.
Non-GAAP Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA with Tax Attributes, Adjusted PTC, and Adjusted EPS are non-GAAP supplemental measures that are used by management and external users of our Consolidated Financial Statements such as investors, industry analysts, and lenders.

88 | 2024 Annual Report

For the year ended December 31, 2024, the Company updated the definitions of EBITDA and Adjusted EBITDA to include accretion of AROs in the depreciation and amortization add-back. We believe excluding accretion of AROs from these metrics better reflects the underlying business performance of the Company and is aligned with the metrics of our industry peers. For comparability and consistency, all prior period EBITDA and Adjusted EBITDA measures have been recast to conform to the current presentation. The impact of this update resulted in an increase to Adjusted EBITDA of $22 million and $16 million in each of the years ended December 31, 2024 and 2023, respectively.
During the first quarter of 2024, the Company updated the definitions of Adjusted EBITDA, Adjusted PTC, and Adjusted EPS add-back (a) unrealized gains or losses related to derivative transactions and equity securities to include financial assets and liabilities measured using the fair value option, and updated add-back (e) gains, losses, and costs due to the early retirement of debt to include troubled debt restructuring. We believe excluding these gains or losses better reflects the underlying business performance of the Company. The Company also removed the adjustment for net gains at Angamos, one of our businesses in the Energy Infrastructure SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. As this adjustment was specific to certain contract terminations that occurred in 2020, we believe removing this adjustment from our non-GAAP definitions provides simplification and clarity for our investors. There were no such impacts in 2023 or 2024.
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
EBITDA, Adjusted EBITDA and Adjusted EBITDA with Tax Attributes
We define EBITDA as earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs. We define Adjusted EBITDA as EBITDA adjusted for the impact of NCI and interest, taxes, depreciation, amortization, and accretion of AROs of our equity affiliates, adding back interest income recognized under service concession arrangements, and excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; and (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring.
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

89 | 2024 Annual Report

EBITDA is a more transparent measure than Net income that better assists investors in determining which businesses have the greatest impact on the Company’s results.
EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes should not be construed as alternatives to Net income, which is determined in accordance with GAAP.

	Years Ended December 31,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA with Tax Attributes (in millions)	2024	2023
Net income (loss)	$802	$(182)
Income tax expense	59	261
Interest expense	1,485	1,319
Interest income	(381)	(551)
Depreciation, amortization, and accretion of AROs	1,264	1,147
EBITDA	$3,229	$1,994
Less: (Income) loss from discontinued operations	7	(7)
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(734)	(556)
Less: Income tax expense (benefit), interest expense (income) and depreciation, amortization, and accretion of AROs from equity affiliates	136	131
Interest income recognized under service concession arrangements	65	71
Unrealized derivative and equity securities losses (gains)	(94)	34
Unrealized foreign currency losses	16	301
Disposition/acquisition gains	(323)	(79)
Impairment losses	280	877
Loss on extinguishment of debt	57	62
Adjusted EBITDA (1)	$2,639	$2,828
Tax attributes	1,313	611
Adjusted EBITDA with Tax Attributes (2)	$3,952	$3,439
_____________________________
(1)The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA. NCI also excludes amounts allocated to preferred shareholders during the construction phase before a project becomes operational, as this is akin to a financing arrangement.
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

90 | 2024 Annual Report

Adjusted PTC
We define Adjusted PTC as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; and (e) gains, losses and costs due to the early retirement of debt or troubled debt restructuring. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.
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

	Years Ended December 31,
Reconciliation of Adjusted PTC (in millions)	2024	2023
Income from continuing operations, net of tax, attributable to The AES Corporation	$1,686	$242
Income tax expense (benefit) attributable to The AES Corporation	(19)	206
Pre-tax contribution	1,667	448
Unrealized derivative and equity securities losses (gains)	(94)	41
Unrealized foreign currency losses	16	301
Disposition/acquisition gains	(320)	(79)
Impairment losses	280	877
Loss on extinguishment of debt	65	70
Total Adjusted PTC	$1,614	$1,658

91 | 2024 Annual Report

Adjusted EPS
We define Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; and (e) gains, losses and costs due to the early retirement of debt or troubled debt restructuring.
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

	Years Ended December 31,
Reconciliation of Adjusted EPS	2024		2023
Diluted earnings per share from continuing operations	$2.37		$0.34
Unrealized derivative and equity securities (gains) losses	(0.13)	(1)	0.06	(2)
Unrealized foreign currency losses	0.02		0.42	(3)
Disposition/acquisition gains	(0.45)	(4)	(0.11)	(5)
Impairment losses	0.39	(6)	1.23	(7)
Loss on extinguishment of debt	0.09	(8)	0.10	(9)
Less: Net income tax benefit	(0.15)	(10)	(0.28)	(11)
Adjusted EPS	$2.14		$1.76
_____________________________
(1)Amount primarily relates to unrealized gains on cross currency swaps in Brazil of $39 million, or $0.05 per share, unrealized gains on commodity derivatives at AES Clean Energy of $38 million, or $0.05 per share, and net unrealized derivative gains at the Energy Infrastructure SBU of $25 million, or $0.04 per share.
(2)Amount primarily relates to unrealized derivative losses due to the termination of a PPA of $72 million, or $0.10 per share and net unrealized derivative losses at AES Clean Energy of $20 million, or $0.03 per share, offset by net unrealized derivative gains at the Energy Infrastructure SBU of $46 million, or $0.06 per share.
(3)Amount primarily relates to unrealized foreign currency losses in Argentina of $262 million, or $0.37 per share, mainly associated with the devaluation of long-term receivables denominated in Argentine pesos, and unrealized foreign currency losses at AES Andes of $25 million, or $0.03 per share.

92 | 2024 Annual Report

(4)Amount primarily relates to gain on sale of AES Brasil of $312 million, or $0.44 per share, a gain on dilution of ownership in Uplight due to its acquisition of AutoGrid of $53 million, or $0.07 per share, and realized gains on cross currency swaps hedging the AES Brasil sale proceeds of $34 million, or $0.05 per share; partially offset by day-one losses at commencement of sales-type leases at AES Renewable Holdings of $63 million, or $0.09 per share, and loss on partial sale of our ownership interest in Amman East and IPP4 in Jordan of $10 million, or $0.01 per share.
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
(6)Amount primarily relates to impairments at Ventanas of $125 million, or $0.18 per share, at AES Clean Energy Development projects of $70 million, or $0.10 per share, at Brazil of $38 million, or $0.05 per share, and at Mong Duong of $32 million, or $0.04 per share.
(7)Amount primarily relates to asset impairments at Warrior Run of $198 million, or $0.28 per share, at New York Wind of $139 million, or $0.20 per share, at the Norgener coal-fired plant in Chile of $136 million, or $0.19 per share, at TEG and TEP of $76 million and $58 million, respectively, or $0.19 per share, AES Clean Energy development projects of $114 million, or $0.16 per share, at Mong Duong of $88 million, or $0.12 per share, at Jordan of $21 million, or $0.03 per share, and at the GAF Projects at AES Renewable Holdings of $18 million, or $0.03 per share, and a goodwill impairment at the TEG TEP reporting unit of $12 million, or $0.02 per share.
(8)Amount primarily relates to losses incurred at AES Andes due to early retirement of debt of $29 million, or $0.04 per share, and costs incurred due to troubled debt restructuring at Puerto Rico of $20 million, or $0.03 per share.
(9)Amount primarily relates to losses incurred at AES Andes due to early retirement of debt of $46 million, or $0.07 per share, and loss on early retirement of debt at AES Hispanola Holdings BV of $10 million, or $0.01 per share.
(10)Amount primarily relates to income tax benefits associated with the impairment and tax over book investment basis difference related to AES Ventanas of $68 million, or $0.09 per share, the sale of AES Brasil of $18 million, or $0.02 per share, the impairment at AES Clean Energy Development projects of $16 million, or $0.02 per share, and the day-one sales-type lease loss at AES Renewable Holdings of $13 million, or $0.02 per share.
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
Renewables SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes (in millions) for the periods indicated:

For the Years Ended December 31,	2024	2023	$ Change	% Change
Operating Margin	$359	$492	$(133)	-27%
Adjusted EBITDA (1)	552	652	(100)	-15%
Adjusted EBITDA with Tax Attributes (1)	1,845	1,245	600	48%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Operating Margin decreased $133 million driven by a $148 million impact primarily from record-breaking drought conditions in Colombia, alongside drier hydrological conditions in Brazil, a $45 million impact from outages at Colombia due to a flooding incident at the Chivor plant which occurred in June 2024, a $44 million impact from the sale of our controlling interest in AES Brasil, and a $29 million impact from higher fixed costs primarily due to an accelerated growth plan. These negative impacts were partially offset by a $33 million positive impact from new businesses, unrealized derivative gains of $61 million, and a $58 million impact from higher contracted energy sales.
Adjusted EBITDA decreased $100 million primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, and depreciation expense.
Adjusted EBITDA with Tax Attributes increased $600 million, primarily due to higher realized tax attributes driven by more projects being placed in service, partially offset by the decrease in Adjusted EBITDA. For the year ended December 31, 2024 and 2023, we realized $1,293 million and $593 million, respectively, from tax attributes earned by AES Clean Energy businesses.

93 | 2024 Annual Report

Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, Adjusted EBITDA with Tax Attributes, and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2024	2023	$ Change	% Change
Operating Margin	$543	$433	$110	25%
Adjusted EBITDA (1)	792	678	114	17%
Adjusted EBITDA with Tax Attributes (1)	812	696	116	17%
Adjusted PTC (1) (2)	225	196	29	15%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.
Operating Margin increased $110 million mainly driven by $83 million due to higher transmission and rider revenues, $76 million due to higher retail rates as a result of the 2024 Base Rate Order, and $72 million due to higher demand primarily from the impact of weather. These increases are partially offset by $57 million due to higher depreciation expense from additional assets placed in service, higher amortization of regulatory assets and changes in depreciation rates as a result of the 2024 Base Rate Order, $29 million due to the prior year one-time deferral of purchased power costs associated with the approval of ESP 4, and $25 million higher expected credit losses due to the temporary pause of customer disconnections related to the implementation of customer billing system upgrades.
Adjusted EBITDA increased $114 million primarily due to the drivers above, adjusted for NCI and depreciation expense.
Adjusted EBITDA with Tax Attributes increased $116 million mainly due to the drivers above.
Adjusted PTC increased $29 million primarily due to the operating margin drivers above, partially offset by higher interest expense due to increased borrowings and the prior year one-time deferral of carrying costs associated with the approval of ESP 4, and NCI adjustments.
Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

For the Years Ended December 31,	2024	2023	$ Change	% Change
Operating Margin	$1,273	$1,418	$(145)	-10%
Adjusted EBITDA (1)	1,366	1,540	(174)	-11%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Operating Margin decreased $145 million, mainly driven by $110 million due to higher energy margin from our hedged merchant Southland facilities in the prior year that are contracted primarily for capacity in the current year, $54 million due to the impact of the selldown of Amman East and IPP4 in Jordan, $51 million due to higher outages, $39 million due to end of commercial operations at Warrior Run in May 2024, and $31 million from lower LNG transactions.
The decrease in Operating Margin is partially offset by $82 million from a PPA termination loss recognized in the prior year and $45 million of unrealized gains resulting from derivatives.
Adjusted EBITDA decreased $174 million, primarily due to the drivers above, adjusted for NCI and unrealized derivatives, and lower realized foreign currency losses.

94 | 2024 Annual Report

New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

For the Years Ended December 31,	2024	2023	$ Change	% Change
Operating Margin	$(7)	$(9)	$2	22%
Adjusted EBITDA (1)	(38)	(62)	24	39%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Operating Margin increased $2 million, with no material drivers.
Adjusted EBITDA increased $24 million, primarily driven by a $44 million improvement in the share of results at Fluence mainly due to improved margins, partially offset by the prior year settlement of contractual claims with a battery module vendor. This increase was partially offset by $21 million higher general and administrative expenses mainly related to higher development costs.
Key Trends and Uncertainties
During 2025 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses, and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of this Form 10-K.
Operational
Trade Restrictions and Supply Chain — In recent years, the U.S. Department of Commerce (“Commerce”) has initiated investigations into whether imports into the U.S. of solar cells and panels from Cambodia, Malaysia, Thailand, and Vietnam (“Southeast Asia”) are circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. One such investigation initiated in April of 2022 resulted in a final determination by Commerce that circumvention would be deemed to occur under certain circumstances, resulting in the imposition AD and CVD duties on the imported cells and panels. Such determination and related matters remain the subject of ongoing litigation. Separate AD/CVD investigations initiated by Commerce in May 2024 resulted in preliminary determinations by Commerce that Southeast Asia countries were also dumping and receiving subsidies and therefore Commerce established CVD and AD rates on solar manufacturers. The U.S. International Trade Commission (the “ITC”) is also investigating this matter. If the Commerce and ITC investigations result in Commerce issuing AD/CVD orders, the orders are likely to be imposed in June 2025.
Separately, the United States maintains a global tariff (currently 14.25% ad valorem) on solar cells and modules pursuant to the Section 201 Safeguard Action on crystalline silicon photovoltaic products, which became effective in February 2018. On June 21, 2024, President Biden issued Proclamation 10779, revoking the exclusion of bifacial panels from safeguard relief previously proclaimed in Proclamation 10339, and reinstating the tariff on bifacial panels under the Section 201 Safeguard Action, subject to certain qualifications. These global tariffs are expected to expire in February 2026.
The United States also maintains a Section 301 tariff on certain Chinese made lithium-ion batteries and related components utilized for energy storage systems, with such tariff currently set at 7.5% and increasing to 25% effective January 1, 2026. There is also an ongoing AD/CVD investigation with respect to exports by China of natural and synthetic graphite used to make lithium-ion battery anode material. Any determinations or orders arising from such investigation could result in price increases.
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

95 | 2024 Annual Report

willingness to meet their contractual agreements or to continue to supply cells or panels into the U.S. market on terms that we deem satisfactory.
The Trump Administration has threatened or imposed tariffs on a wide range of countries and sectors. On February 10, 2025, President Trump signed Executive Orders modifying existing Section 232 tariffs on steel and aluminum imports to expand their scope of applicability and imposing 25% tariffs on both products. At this time, we do not expect the modifications to tariffs on steel and aluminum to have a material impact on our business. On February 13, 2025, the Trump Administration announced a plan to counter non-reciprocal trading arrangements with all U.S. trading partners by determining the equivalent of a reciprocal tariff with respect to each foreign trade partner. On February 1, 2025, President Trump issued an executive order declaring a national emergency under the International Emergency Economic Powers Act (IEEPA) and imposing a 10% additional tariff on imports from China and on March 4, 2025, this tariff was increased to 20%. We expect that additional tariffs on imports from China will increase overall costs for materials and parts that are imported to build and maintain renewable energy plants for the U.S. industry. However, AES has already shifted its supply chain outside of China for the vast majority of final products used to build and maintain renewable energy plants in the United States and we expect limited impact to 2025 and 2026 projects due to the recently announced tariffs on China. Any additional U.S. tariffs on imports from other countries or higher tariffs could negatively impact our business.
The impact of new tariffs, including reciprocal tariffs, or Commerce investigations, the impact of any additional adverse Commerce determinations or other tariff disputes or litigation, the impact of the UFLPA, potential future disruptions to the renewable energy supply chain and their effect on AES’ U.S. renewable energy project development and construction activities remain uncertain. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewable energy projects. To that end, we have contracted and imported in the U.S. the solar panels that are necessary to complete our U.S. backlog projects scheduled to finish construction and become operational in 2025 and 2026. Additionally, we have secured and imported in the U.S. the majority of the batteries needed for our energy storage projects scheduled to be completed in 2025 and we have contracted with U.S. or Korean- manufacturers for sufficient volume of batteries for our storage projects scheduled to be completed in 2026. For our U.S. wind projects scheduled to be completed in 2025 and 2026, we have contracted with U.S. and non-Chinese manufacturers to meet our supply needs.
Additionally, as part of our supply chain strategy, we are well advanced in securing U.S. domestically manufactured modules to support our U.S. solar growth from 2026 to 2028, with a contractual option to extend deliveries to 2030.
Operational Sensitivity to Dry Hydrological Conditions — Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. Dry hydrological conditions in Panama, Colombia, and Chile can present challenges for our businesses in these markets. Low inflows can result in low reservoir levels, reduced generation output, and subsequently possible increased prices for electricity. If our hydroelectric generation facilities cannot generate sufficient energy to meet contractual arrangements, we may need to purchase energy to fulfill our obligations, which could have an adverse impact on AES. As mitigation, AES has invested in thermal, wind, and solar generation assets, which have a complementary profile to hydroelectric plants. These plants are expected to have increased generation in low hydrology scenarios, offsetting possible impacts described from hydro assets.
According to the National Oceanic and Atmospheric Administration ("NOAA"), La Niña Conditions are currently observed. La Niña conditions are expected to persist through February-April 2025, with a transition to ENSO-neutral conditions expected during March-May 2025.
In Panama, La Niña phenomenon typically results in more precipitation than historical average conditions, however local system impacts may vary due to other factors. Higher hydrology may result in energy surpluses after covering the contracted hydro positions, available to be sold in the spot market.
In Colombia, La Niña is typically characterized by more rainfall, possibly leading to a decrease in spot prices. However, during La Niña, impacts vary and the basin where Chivor is located may experience more volatility in rainfall than the rest of the system. Inflows at our Chivor hydroelectric plant were below historical averages in the fourth quarter of 2024. Should dry conditions persist, Chivor may be exposed to higher spot prices.
In Chile, the primary driver for AES’ hydro assets is snowpack volumes. If La Niña persists beyond April, it could divert the frontal weather systems to the south of Chile, reducing rainfall in the central area, and possibly reducing the snowpack formation. Lower snowpack, together with reduced rainfall in the system, could increase both spot prices and energy purchase volumes required to meet contracted positions.

96 | 2024 Annual Report

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
Macroeconomic and Political
The macroeconomic and political environments in some countries where our subsidiaries conduct business have changed during 2024. This could result in significant impacts to tax laws and environmental and energy policies. Additionally, we operate in multiple countries and as such are subject to volatility in exchange rates at the subsidiary level. See Item 7A.—Quantitative and Qualitative Disclosures About Market Risk for further information.
Inflation Reduction Act and U.S. Renewable Energy Tax Credits — The U.S. Inflation Reduction Act of 2022 (the “IRA”) was signed into law in the United States. The IRA includes provisions that are expected to benefit the U.S. clean energy industry, including increases, extensions, direct transfers and/or new tax credits for onshore and offshore wind, solar, storage and hydrogen projects. The extension of the solar investment tax credits ("ITCs") and production tax credits (“PTCs”), as well as higher credits available for projects that satisfy wage and apprenticeship requirements has increased demand for our renewables products.
Our U.S. renewables business has a backlog of approximately 8.4 GW and 51 GW pipeline that we intend to utilize to continue to grow our business, and these changes in tax policy are supportive of this strategy. We account for U.S. renewables projects according to U.S. GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the tax-credit value that is transferred to tax equity investors at the time of its creation, which for projects utilizing the investment tax credit begins in the quarter the project is placed in service. For projects utilizing the production tax credit, this value is recognized over 10 years as the facility produces energy.
The IRA also allows us to directly transfer investment tax credits to unrelated tax credit buyers. We account for the transfer proceeds as tax benefit throughout the year the renewables project is placed in service.
In 2024, we realized $1,313 million of earnings from Tax Attributes, comprised of $1,293 million from the Renewables SBU and $20 million from the Utilities SBU. In 2025, we expect an increase in Tax Attributes earned throughout the year by our U.S. renewables business in line with the growth in that business.
The implementation of the IRA requires substantial guidance and interpretive rules from the U.S. Department of Treasury and other government agencies. Some of the guidance and rulemaking enacted under the Biden Administration could be changed or modified by the Trump Administration, creating uncertainty with respect to implementation of the IRA. Also, the Trump Administration has issued Executive Orders that pause certain funding allocated to projects under the Infrastructure Investment and Jobs Act (IIJA) and the IRA during a 90-day review process. As they currently stand, these Executive Orders do not impact the tax credits under the IRA.
It remains uncertain whether Congress will modify or repeal the IRA in connection with the budget reconciliation process or otherwise. While we have taken significant measures to protect against the impact of changes to the IRA, including by implementing a program to ensure our backlog of U.S. renewables projects satisfy IRS safe harbor requirements for qualifying for the ITCs and PTCs, the impacts from any modifications or repeal of the IRA may be material to our results of operations.
Global Tax — The macroeconomic and political environments in the U.S. and in some countries where our subsidiaries conduct business have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA includes a 15% corporate alternative minimum tax (CAMT) based on adjusted financial statement income. In September 2024, the IRS released proposed regulations on the 15% CAMT. The impact to the Company during 2024 is not material.
The Netherlands, Bulgaria, and Vietnam adopted legislation to implement Pillar 2 effective as of January 1, 2024. We will continue to monitor the issuance of draft legislation in other non-EU countries where the Company operates that are considering Pillar 2 amendments and new interpretive guidance. The impact to the Company during 2024 is not material.

97 | 2024 Annual Report

Inflation — In the markets in which we operate, there have been higher rates of inflation recently. While most of our contracts in our international businesses are indexed to inflation, in general, our U.S.-based generation contracts are not indexed to inflation. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of some of our development projects that could negatively impact their competitiveness. Our utility businesses allow for recovering of operations and maintenance costs through the regulatory process, which may have timing impacts on recovery.
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
Argentina — On July 8, 2024, the Argentine government enacted Law 27,742 or Ley Bases, translated in English as Law of Bases and Starting Points for the Freedom of the Argentine People. Ley Bases declares a public emergency in administrative, economic, financial, and energy matters for a term of one year, grants delegated powers to the President, and contains a broad reform of the State in order to deregulate the economy, including measures such as labor reform, the implementation of the Incentive Regime for Large Investments, and the modification of several non-income tax measures. The law also opens avenues for privatization of state-owned energy companies.
In addition, the Ministry of Energy published Resolution 150/2024 on July 10, 2024 that repeals certain regulations from previous years that imply excessive involvement of the National State and CAMMESA in the operation and functioning of the wholesale electricity market.
On January 28th, 2025, the Energy Secretariat of the Ministry of Economy of the Nation issued Resolution 21/2025, initiating a series of reforms in the Wholesale Electricity Market (MEM) aimed at ensuring a more efficient, competitive, and sustainable electrical system. The transition will be gradual, ensuring that the energy supply remains secure and costs for consumers do not increase. The key elements of this reform process include (a) decentralization of fuel management, allowing thermal generators to manage their own fuel supplies; (b) promotion of free bilateral contracts in the market between generators, large users, and distributors, replacing the current contract regulations; (c) the national government's commitment to honor existing generation and fuel contracts until their completion. If necessary, competitive tenders will be conducted for new infrastructure. These changes aim to gradually normalize the operation of the MEM, eliminate unnecessary restrictions, and create economic incentives that encourage the addition of new generation capacity under competitive conditions.
These changes may have a profound impact on the sector, influencing our operations and financial results. It is not yet possible to predict the impact of these regulations on our consolidated results of operations, cash flows, and financial condition.
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

98 | 2024 Annual Report

adjusting debt accumulated by the Puerto Rico government and, potentially, other territories (“Title III”). PROMESA also expedites the approval of key energy projects and other critical projects in Puerto Rico.
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Ilumina’s non-recourse debt of $22 million continues to be in technical default and is classified as current as of December 31, 2024. The non-recourse debt at AES Puerto Rico is also in payment default.
In 2022, mediation commenced to resolve the PREPA Title III case. PREPA's plan confirmation mediation was extended to March 24, 2025, and the decision is still pending.
Considering the information available as of the date hereof, management believes the carrying amount of our long-lived assets at AES Puerto Rico of $80 million is recoverable as of December 31, 2024.
Decarbonization Initiatives
Our strategy involves shifting towards clean energy platforms, including renewable energy, energy storage, LNG, and modernized grids. It is designed to position us for continued growth while reducing our carbon intensity and in support of our mission of accelerating the future of energy, together. We have made significant progress on our exit of coal generation, and by year-end 2025 we intend to have exited the substantial majority of our coal facilities that we owned in 2022. Due to a number of factors, including grid and market dynamics, we will continue to work towards exiting coal in the limited markets where we maintain coal generation. We currently anticipate these efforts will continue beyond 2027. We expect to further reduce the carbon intensity of our operations as we add more long-term contracted renewables to the grid each year.
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
Regulatory
FERC, RTOs and Interconnection Prioritization — On February 11, 2025, FERC approved PJM's request for a one-time change in its interconnection process to expedite the interconnection of a limited number of high-capacity resources to support near-term resource adequacy and grid reliability. This change to PJM's interconnection process is not expected to impact the PJM projects already in our backlog since they have received interconnection approvals. However, it will likely create uncertainty and delays in the time for interconnection approvals for our development pipeline of renewables projects in PJM. Other RTOs are considering similar proposals to expedite interconnection approvals for certain high-capacity resources. See Item 1A.—Risk Factors - Our development projects are subject to substantial uncertainties of this Form 10-K for further details.
U.S. Executive Orders — A recent Executive Order has required a review of all federal onshore wind leasing and federal permitting practices. In executing this order, the Department of Interior and other agencies have paused federal permitting for all wind projects on federal lands and private lands with a federal nexus, and have also paused federal permitting for solar, storage, and other renewables for 60-days. Our U.S. renewables projects are developed primarily on private land and are designed in a manner that minimizes the potential of a federal nexus. At this time, we do not expect this Order to have a significant impact on our business.
AES Maritza PPA Review — DG Comp is conducting a preliminary review of whether AES Maritza’s PPA with NEK is compliant with the European Union's State Aid rules. No formal investigation has been launched by DG Comp to date. AES Maritza has previously engaged in discussions with the DG Comp case team and the

99 | 2024 Annual Report

Government of Bulgaria to attempt to reach a negotiated resolution of the DG Comp’s review ("PPA Discussions"). There are no active PPA Discussions at present but those discussions could resume at any time. The PPA continues to remain in place. However, there can be no assurance that, in the context of DG Comp's preliminary review or any future PPA Discussions, the other parties will not seek a prompt termination of the PPA.
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions involved a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict whether and when the PPA Discussions might resume or the outcome of any such discussions. Nor can we predict how DG Comp might resolve its review if the PPA Discussions do not resume or if any such discussions fail to result in an agreement concerning the agency's review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operation, and cash flows. As of December 31, 2024, the carrying value of our long-lived assets at Maritza is $309 million.
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
Impairments and Realizability
Long-lived Assets and Current Assets Held-for-Sale — During the year ended December 31, 2024, the Company recognized asset impairment expense of $374 million. See Note 23—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information. After recognizing these impairment expenses, the carrying value of our investments in long-lived assets and current assets held-for-sale that were assessed for impairment following a triggering event in 2024 totaled $124 million at December 31, 2024.
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
Tax Asset Realizability — Certain AES Chilean businesses have recorded net deferred tax assets ("DTA") of $232 million relating primarily to net operating loss carryforwards, which are not subject to expiration. Their realization is dependent on generating sufficient taxable income. At this time, management believes it is more likely than not that all of the DTA will be realized; however, it could be reduced by way of valuation allowance in the near term if estimates of future taxable income are reduced.
Capital Resources and Liquidity
Overview
As of December 31, 2024, the Company had unrestricted cash and cash equivalents of $1.5 billion, of which $265 million was held at the Parent Company and qualified holding companies. The Company had $79 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $515 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $22.7 billion

100 | 2024 Annual Report

and $5.7 billion, respectively. Of the $2.7 billion of our current non-recourse debt, $2.5 billion was presented as such because it is due in the next twelve months and $186 million relates to debt considered in default. AES Puerto Rico is in payment default. All other defaults are not payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. Additionally, on February 6, 2025, AES Dominican Renewable Energy failed to comply with a covenant on its debt of $354 million, resulting in a technical default. AES Dominican Renewable Energy is classified as held-for-sale as of December 31, 2024, therefore the associated non-recourse debt is classified in Current held-for-sale liabilities on the Consolidated Balance Sheet. See Note 12—Obligations and Note 25—Held-For-Sale and Dispositions in Item 8.—Financial Statements of this Form 10-K for additional detail. As of December 31, 2024, the Company also had $917 million outstanding related to supplier financing arrangements.
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $899 million in recourse debt which matures within the next twelve months. Furthermore, we have $616 million due under supplier financing arrangements that have a Parent Company guarantee. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company does not have any material unhedged exposure to variable interest rate debt. Additionally, commercial paper issuances are short term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company's $28.8 billion of total gross debt outstanding as of December 31, 2024, approximately $8.9 billion accrues interest at variable rates. The Company actively hedges its current and expected variable rate exposure through a combination of currently effective and forward starting interest rate swaps. As of December 31, 2024, the total maximum outstanding amount of hedges protecting the company against variable rate exposure was $7.9 billion. These hedges generally provide economic protection through the entire expected life of the projects, regardless of the type of debt issued to finance construction or refinance the projects in the future.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project's non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock, and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support in support of tax equity partnerships or for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business' obligations up to the amount provided for in the relevant guarantee or other credit support. As of December 31, 2024, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $3.0 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).

101 | 2024 Annual Report

Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of December 31, 2024, we had $378 million in letters of credit under bilateral agreements, $129 million in letters of credit outstanding provided under our unsecured credit facilities, and $18 million in letters of credit outstanding provided under our revolving credit facilities. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the year ended December 31, 2024, the Parent Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
Additionally, in connection with certain project financings, some of the Company's subsidiaries have expressly undertaken limited obligations and commitments. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of December 31, 2024, the maximum undiscounted potential exposure to guarantees and letters of credit issued by our subsidiaries was $5.3 billion, including $2.2 billion of customary payment guarantees under EPC contracts and other agreements, $1.4 billion of letters of credit outstanding, $1.2 billion of surety bonds and other guarantees issued by insurance companies, and $388 million of tax equity financing related guarantees.
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
Long-Term Receivables
As of December 31, 2024, the Company had approximately $102 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond December 31, 2025, or one year from the latest balance sheet date. Noncurrent receivables in the U.S. pertain to the sale of the Redondo Beach land. Noncurrent receivables in Chile pertain primarily to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government. See Note 7—Financing Receivables included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
As of December 31, 2024, the Company had approximately $963 million of loans receivable related to the Mong Duong facility in Vietnam, which was constructed under a BOT contract. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant's PPA. As of December 31, 2024, Mong Duong met the held-for-sale criteria and the loan receivable balance, net of CECL reserve of $23 million, was classified in held-for-sale assets. Of the loan receivable balance, $121 million was classified in Current held-for-sale assets, and $842 million was classified in Noncurrent held-for-sale assets on the Consolidated Balance Sheets. See Note 21—Revenue included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.

102 | 2024 Annual Report

Cash Sources and Uses
The primary sources of cash for the Company in the year ended December 31, 2024 were debt financings, cash flows from operating activities, purchases under supplier financing arrangements, sales to noncontrolling interests, and sales of short-term investments. The primary uses of cash in the year ended December 31, 2024 were repayments of debt, capital expenditures, repayments of obligations under supplier financing arrangements, and purchases of short-term investments.
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
A summary of cash-based activities is as follows (in millions):

	Year Ended December 31,
Cash Sources:	2024	2023
Issuance of non-recourse debt	$7,236	$4,521
Borrowings under the revolving credit facilities	6,806	7,103
Net cash provided by operating activities	2,752	3,034
Purchases under supplier financing arrangements	1,786	1,858
Issuance of recourse debt	1,450	1,400
Sales to noncontrolling interests	1,247	1,938
Sale of short-term investments	796	1,318
Proceeds from the sale of business interests, net of cash and restricted cash sold	423	254
Contributions from noncontrolling interests	222	102
Issuance of preferred shares in subsidiaries	—	421
Other	103	5
Total Cash Sources	$22,821	$21,954

Cash Uses:
Capital expenditures (1)	$(7,392)	$(7,724)
Repayments under the revolving credit facilities	(6,197)	(6,285)
Repayments of non-recourse debt	(4,306)	(2,495)
Repayments of obligations under supplier financing arrangements	(1,794)	(1,491)
Purchase of short-term investments	(818)	(937)
Dividends paid on AES common stock	(483)	(444)
Distributions to noncontrolling interests	(430)	(323)
Acquisitions of business interests, net of cash and restricted cash acquired	(246)	(542)
Purchase of emissions allowances	(206)	(268)
Repayments of recourse debt	(200)	(500)
Payments for financing fees	(138)	(142)
Payments for financed capital expenditures	(127)	(10)
Contributions and loans to equity affiliates	(103)	(178)
Acquisitions of noncontrolling interests	—	(127)
Other (2)	(332)	(585)
Total Cash Uses	$(22,772)	$(22,051)
Net decrease in Cash, Cash Equivalents, and Restricted Cash	$49	$(97)
_____________________________
(1)Includes interest capitalized on development and construction of $637 million and $563 million for the years ended December 31, 2024 and 2023, respectively. Of the total capitalized in 2024 and 2023, $577 million and $486 million, respectively, are related to recourse and non-recourse debt interest payments. The remaining capitalized interest is primarily related to supplier financing arrangements.
(2)Includes the $63 million and $270 million effect of exchange rate changes on cash, cash equivalents and restricted cash for the years ended December 31, 2024 and 2023, respectively. The impacts in 2023 are primarily related to the devaluation of the Argentine peso as Argentina's economy was highly inflationary. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Foreign Exchange Rates for further information.
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative twelve month periods (in millions):

103 | 2024 Annual Report

	December 31,
Cash flows provided by (used in):	2024	2023	$ Change
Operating activities	$2,752	$3,034	$(282)
Investing activities	(7,700)	(8,188)	488
Financing activities	4,963	5,405	(442)
Operating Activities
Fiscal Year 2024 versus 2023
Net cash provided by operating activities decreased $282 million for the year ended December 31, 2024, compared to December 31, 2023.
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
•Adjusted net income increased $120 million, primarily due to higher margin at our Utilities SBU and proceeds from the transfer of U.S. investment tax credits; partially offset by lower margins at our Renewables and Energy Infrastructure SBUs, higher interest expense, and lower interest income.
•Change in working capital decreased $402 million, primarily due to a $522 million increase in accounts receivable resulting from higher billings and the timing of collections and an increase in inventory of $220 million due to higher coal consumption in the prior year; partially offset by a $153 million decrease in prepaid expenses and other assets due to proceeds from interest rate swap settlements, insurance recoveries, and VAT recoveries as well as the collection of Stabilization Fund receivables in Chile, partially offset by additional lease options and long-term security deposits in the current year at ACED.

104 | 2024 Annual Report

Investing Activities
Fiscal Year 2024 versus 2023
Net cash used in investing activities decreased $488 million for the year ended December 31, 2024 compared to December 31, 2023.
Investing Cash Flows
(in millions)
•Acquisitions of business interests decreased $296 million, primarily due to the prior year acquisitions of Rexford at AES Renewable Holdings for $228 million, Bellefield at ACED for $165 million, and Bolero Solar Park in Chile for $114 million; partially offset by the current year acquisitions of Atacama Solar in Chile for $105 million and various acquisitions of renewables development projects at ACED in the current year totaling $79 million.
•Proceeds from sales of business interests increased $169 million, primarily due to proceeds of $412 million, net of transaction costs and cash sold, from the sale of AES Brasil; partially offset by the prior year selldowns of our ownership interests in Fluence for $156 million and in sPower OpCo B for $98 million.
•Cash from short-term investing activities decreased $403 million, primarily driven by a decrease of $363 million in Brazil due to lower cash requirements for capital expenditures and the sale of AES Brasil in October 2024.
•Capital expenditures decreased $332 million, discussed further below.

105 | 2024 Annual Report

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
•Growth expenditures decreased $322 million, primarily driven by lower expenditures in Brazil of $406 million primarily due to completion of the Cajuina wind projects in the prior year and the sale of AES Brasil in October 2024, and a $246 million decrease in expenditures for U.S. renewables projects compared to the prior year; partially offset by higher expenditures at our U.S. utilities of $187 million mainly due to higher transmission and distribution project investments, and higher expenditures in Chile of $121 million due to new solar project development.
•Maintenance expenditures decreased $11 million, primarily due to lower expenditures in Brazil of $40 million primarily due to completion of the Cajuina wind projects in the prior year and the sale of AES Brasil in October 2024; partially offset by higher expenditures of $32 million at Southland due to the extension of compliance dates for the OTC units.
•Environmental expenditures increased $1 million, with no material drivers.
Financing Activities
Fiscal Year 2024 versus 2023
Net cash provided by financing activities decreased $442 million for the year ended December 31, 2024 compared to December 31, 2023.
Financing Cash Flows
(in millions)
See Notes 12—Obligations and 18—Equity in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for more information regarding significant transactions.

106 | 2024 Annual Report

•The $691 million impact from sales to noncontrolling interests is primarily due to a $210 million decrease in proceeds received at AES Clean Energy from the sales of ownership in project companies to tax equity investors, the prior year sales of a 20% interest in AES Dominicana for $192 million and a 35% interest in Colon for $140 million, and a $146 million decrease in sales under the Chile Renovables renewables partnerships with GIP.
•The $534 million impact from non-recourse revolvers is primarily due to higher net repayments at our Energy Infrastructure and Renewables SBUs.
•The $421 million impact from issuance of preferred shares in subsidiaries is due to $275 million of proceeds received in the prior year from the issuance of preferred shares to GIP as part of the Chile Renovables partnership, and the prior year issuance of $143 million of preferred shares to HASI at AES Renewable Holdings for OpCo 1.
•The $375 million impact from supplier financing arrangements is primarily due to higher net cash outflows at the Renewables SBU; partially offset by higher net cash inflows at the Energy Infrastructure SBU.
•The $904 million impact from non-recourse debt transactions is mainly due to higher net borrowings at the Energy Infrastructure and Utilities SBUs of $236 million and $248 million, respectively, and lower net repayments at AES Hispanola Holdings, BV, and the Renewables SBU of $279 million and $142 million, respectively.
•The $350 million impact from recourse debt is primarily due to the issuance of $1.5 billion of subordinated notes and repayments of $200 million at the Parent Company in the current year; partially offset by the issuance of $900 million of senior notes at the Parent Company in the prior year.
•The $325 million impact from the Parent Company revolver is primarily due to lower net repayments in the current year.
Parent Company Liquidity
The following discussion is included as a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is a non-GAAP measure and should not be construed as an alternative to Cash and cash equivalents, which is determined in accordance with GAAP. Parent Company Liquidity may differ from similarly titled measures used by other companies. The principal sources of liquidity at the Parent Company level are dividends and other distributions from our subsidiaries, including refinancing proceeds; proceeds from debt and equity financings at the Parent Company level, including availability under our revolving credit facilities and commercial paper program; and proceeds from asset sales. The Parent Company credit facilities and commercial paper program are generally used for short-term cash needs to bridge the timing of distributions from subsidiaries. Cash requirements at the Parent Company level are primarily to fund interest and principal repayments of debt, construction commitments, other equity commitments, acquisitions, taxes, Parent Company overhead and development costs, and dividends on common stock.
The Company defines Parent Company Liquidity as cash available to the Parent Company, including cash at qualified holding companies, plus available borrowings under our existing credit facilities and commercial paper program. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable GAAP financial measure, Cash and cash equivalents, at the periods indicated as follows (in millions):

	December 31, 2024	December 31, 2023
Consolidated cash and cash equivalents	$1,524	$1,426
Less: Cash and cash equivalents at subsidiaries	(1,259)	(1,393)
Parent Company and qualified holding companies' cash and cash equivalents	265	33
Commitments under the Parent Company credit facilities	1,800	1,500
Less: Letters of credit under the credit facilities	(18)	(124)
Borrowings available under the Parent Company credit facilities	1,782	1,376
Total Parent Company Liquidity	$2,047	$1,409
The Parent Company paid dividends of $0.69 per outstanding share to its common stockholders during the year ended December 31, 2024. While we intend to continue payment of dividends and believe we will have

107 | 2024 Annual Report

sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $5.7 billion and $4.5 billion as of December 31, 2024 and 2023, respectively. See Note 12—Obligations in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional detail.
We believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future. This belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries' ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions, and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facilities and commercial paper program. See Item 1A.—Risk Factors—The AES Corporation's ability to make payments on its outstanding indebtedness is dependent upon the receipt of funds from our subsidiaries, of this Form 10-K.
Various debt instruments at the Parent Company level, including our revolving credit facilities and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of December 31, 2024, we were in compliance with these covenants at the Parent Company level.
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
For example, our revolving credit facilities and outstanding debt securities at the Parent Company include events of default for certain bankruptcy-related events involving material subsidiaries. In addition, our revolving credit agreement at the Parent Company includes events of default related to payment defaults and accelerations of outstanding debt of material subsidiaries.
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Consolidated Balance Sheets amounts to $2.7 billion. The portion of current debt related to such defaults was $186 million at December 31, 2024, all of which was non-recourse debt related to three subsidiaries — AES Puerto Rico, AES Ilumina, and AES Jordan Solar. AES Puerto Rico is in payment default. All other defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents. Additionally, on February 6, 2025, AES Dominican Renewable Energy failed to comply with a covenant on its debt of $354 million, resulting in a technical default. AES Dominican Renewable Energy is classified as held-for-sale as of December 31, 2024, therefore the associated non-recourse debt is classified in Current held-for-sale liabilities on the Consolidated Balance Sheet. See Note 12—Obligations and Note 25—Held-For-Sale and Dispositions in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional detail.

108 | 2024 Annual Report

None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company's debt agreements as of December 31, 2024, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company's indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary" and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company's outstanding debt securities. A material subsidiary is defined in the Parent Company's revolving credit agreement as any business that contributed 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters. As of December 31, 2024, none of the defaults listed above resulted in a cross-default under the recourse debt of the Parent Company. Furthermore, none of the non-recourse debt in default listed above is guaranteed by the Parent Company.
Contractual Obligations and Contingent Contractual Obligations
A summary of our contractual obligations, commitments and other liabilities as of December 31, 2024 is presented below (in millions):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other	Footnote Reference(5)
Debt obligations (1) (2)	$28,794	$3,578	$8,710	$3,689	$12,817	$—	12
Interest payments on long-term debt (3)	14,941	1,387	2,203	1,739	9,612	—	N/A
Supplier financing arrangements	917	917	—	—	—	—	12
Finance lease obligations (2)	1,297	28	57	59	1,153	—	15
Operating lease obligations (2)	1,409	48	102	92	1,167	—	15
Electricity obligations	8,922	759	1,391	1,288	5,484	—	13
Fuel obligations	5,741	1,701	1,779	1,002	1,259	—	13
Other purchase obligations	4,113	2,485	454	282	892	—	13
Other long-term liabilities reflected on AES' consolidated balance sheet under GAAP (2) (4)	1,077	—	592	4	470	11	N/A
Total	$67,211	$10,903	$15,288	$8,155	$32,854	$11
_____________________________
(1)Includes recourse and non-recourse debt presented on the Consolidated Balance Sheets. These amounts exclude finance lease liabilities which are included in the finance lease obligations category.
(2)Excludes any businesses classified as held-for-sale. See Note 25—Held-for-Sale and Dispositions in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional information related to held-for-sale businesses.
(3)Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2024 and do not reflect anticipated future refinancing, early redemptions or new debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2024.
(4)These amounts do not include current liabilities on the Consolidated Balance Sheets except for the current portion of uncertain tax obligations. Noncurrent uncertain tax obligations are reflected in the "Other" column of the table above as the Company is not able to reasonably estimate the timing of the future payments. In addition, these amounts do not include: (1) regulatory liabilities (See Note 11—Regulatory Assets and Liabilities), (2) contingencies (See Note 14—Contingencies), (3) pension and other postretirement employee benefit liabilities (see Note 16—Benefit Plans), (4) derivatives and incentive compensation (See Note 6—Derivative Instruments and Hedging Activities) or (5) any taxes (See Note 24—Income Taxes) except for uncertain tax obligations, as the Company is not able to reasonably estimate the timing of future payments. See the indicated notes to the Consolidated Financial Statements included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional information on the items excluded.
(5)For further information see the note referenced below in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
The following table presents our Parent Company's contingent contractual obligations as of December 31, 2024:

Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$3,040	89	< $1 — 350
Letters of credit under bilateral agreements	378	9	$11— 88
Letters of credit under the unsecured credit facilities	129	28	< $1 — 50
Letters of credit under the revolving credit facilities	18	9	< $1 — 4
Surety bonds	2	2	< $1 — 1
Total	$3,567	137
Additionally, some of the Company's subsidiaries have contingent contractual obligations that are non-recourse to the Parent Company. As of December 31, 2024, the maximum undiscounted potential exposure to guarantees issued by our subsidiaries was $5.3 billion, including $2.2 billion of customary payment guarantees under EPC

109 | 2024 Annual Report

contracts and other agreements, $1.4 billion of letters of credit outstanding, $1.2 billion of surety bonds and other guarantees issued by insurance companies, and $388 million of tax equity financing related guarantees.
We have a diverse portfolio of performance-related contingent contractual obligations. These obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these obligations include change of control, construction cost overruns, subsidiary default, political risk, tax indemnities, spot market power prices, sponsor support, and liquidated damages under power sales agreements for projects in development, in operation and under construction. While we do not expect that we will be required to fund any material amounts under these contingent contractual obligations beyond 2024, many of the events which would give rise to such obligations are beyond our control. We can provide no assurance that we will be able to fund our obligations under these contingent contractual obligations if we are required to make substantial payments thereunder.
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

110 | 2024 Annual Report

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
Further discussion of the impairment charges recognized by the Company can be found within Note 10—Goodwill and Other Intangible Assets and Note 23—Asset Impairment Expense to the Consolidated Financial Statements included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
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

111 | 2024 Annual Report

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

112 | 2024 Annual Report

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

113 | 2024 Annual Report

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
Credit Losses — The Company uses a forward-looking "expected loss" model to recognize allowances for credit losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the Company continues to measure impairments of available-for-sale securities as was done under previous GAAP, except that unrealized losses due to credit-related factors are now recognized as an allowance on the Consolidated Balance Sheet with a corresponding adjustment to earnings in the Consolidated Statements of Operations. For further information regarding credit losses, see Note 1—General and Summary of Significant Accounting Policies and Note 8—Allowance for Credit Losses included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
New Accounting Pronouncements
    See Note 1—General and Summary of Significant Accounting Policies included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information about new accounting pronouncements adopted during 2024 and accounting pronouncements issued, but not yet effective.
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
The disclosures presented in this Item 7A are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 7A. For further information regarding market risk, see Item 1A.—Risk Factors, Fluctuations in currency exchange rates may impact our financial results and position; Wholesale power prices may experience significant volatility in our markets which could impact our operations and opportunities for future growth; We may not be adequately hedged against our exposure to changes in commodity prices or interest rates; and Certain of our businesses are sensitive to variations in weather and hydrology of this 2024 Form 10-K.
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

114 | 2024 Annual Report

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
As of December 31, 2024, we project pre-tax earnings exposure on a 10% increase in commodity prices to be less than a $5 million gain for power, less than a $5 million gain for gas, and less than a $5 million loss for coal. The sensitivities are calculated using industry-standard valuation techniques to revalue all transactions (physical and financial commodity transactions) in the portfolio for a change in the underlying prices the transactions are exposed to and excludes correlation effects, including those due to renewable resource availability. The models reference market prices of commodities across future periods and associated volatility of these market prices. Prices and volatilities are predominantly based on observable market prices.
Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
In the Energy Infrastructure SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. In California, our Southland once-through cooling generation units (“Legacy Assets”) in Long Beach and Huntington Beach have been extended to operate through 2026 under capacity contracts with the State as part of the Strategic Reserve program. Our facility in Redondo Beach has been retired effective January 1, 2024. Our ability to operate the Long Beach facility at full capacity through 2025 was approved under Tentative Time Schedule Order coverage in November 2023. Approval to operate Long Beach through 2026 will be subject to review with State Agencies. Our Southland combined cycle gas turbine (Southland Energy) units benefit from higher power and lower gas prices, depending on the contracted or hedge position. The AES Andes business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. A significant portion of our PPAs through 2025 include mechanisms of indexation that adjust the price of energy based on fluctuations in the price of coal, with an index defined by the National Energy Commission based on the physical coal imports for the energy system. This mechanism mitigates exposures to changes in the price of fuel. The increasing share of renewable energy in Chile's power market may reduce reliance on thermal units and impact power price volatility, which could impact our cost to serve certain unregulated PPAs. In the Dominican Republic, we own natural gas plants contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices through 2024. Our thermal asset in Panama has PPAs with distribution companies which matches the term of the LNG supply agreement of such thermal assets. New entrants into the Panama thermal generation market could impact the dispatch of existing generation, requiring purchases in the spot market to satisfy the PPA obligations. Contract levels do not always match our generation availability or needs, and our assets may be sellers of spot prices in excess of contract levels or a net buyer in the spot market to satisfy contract obligations, which could impact existing fuel supply commitments. Our assets operating in Vietnam and Bulgaria have minimal exposure to commodity price risk as they have no or minor merchant exposure and fuel is subject to a pass-through mechanism.
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
In the normal course of business, we are exposed to foreign currency risk and other foreign operations risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the USD. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in USD or currencies other than their own functional currencies. Certain of our foreign subsidiaries calculate and pay

115 | 2024 Annual Report

taxes in currencies other than their own functional currency. We have varying degrees of exposure to changes in the exchange rate between the USD and the following currencies: Argentine peso, Chilean peso, Colombian peso, Dominican peso, Euro, and Mexican peso. Our exposure to certain of these currencies may be material. These subsidiaries and affiliates attempt to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps, and options where possible to manage our risk related to certain foreign currency fluctuations.
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
AES has unhedged forward-looking earnings which are exposed to foreign exchange deterioration risk from the Argentine peso that could be material. Additionally, as of December 31, 2024, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries in the Colombian peso, Euro, and Argentine peso individually, may be exposed to exchange rate movement of less than a $5 million loss. These numbers have been produced by applying a one-time 10% USD appreciation to forecasted exposed cash distributions for 2025 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains or losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of December 31, 2024, the portfolio’s pre-tax earnings exposure to a one-time 100-basis-point increase in interest rates for our Argentine peso, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $15 million on interest expense for the debt denominated in these currencies. These amounts represent 2025 full year exposure and do not take into account the historical correlation between these interest rates.

116 | 2024 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Part A — Report of Independent Registered Public Accounting Firm
Our auditors are Ernst & Young LLP, located in Tysons, Virginia. Their PCAOB ID number is 42.
Part B — Financial Statements and Supplementary Data

117 | 2024 Annual Report

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The AES Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The AES Corporation (the Company) as of December 31, 2024, and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2025 expressed an adverse opinion thereon.

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

118 | 2024 Annual Report

Allocation of Earnings to Noncontrolling Interests in Tax Equity Partnerships

Description of the Matter
A significant number of renewables projects at AES Clean Energy have been financed with tax equity structures, where the tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. When the allocation of earnings and losses, cash distributions, and tax benefits are not based on fixed ownership percentages, the Company uses the hypothetical liquidation at book value (HLBV) method to calculate the earnings attributable to noncontrolling interest for consolidated partnerships, when it is a reasonable approximation of the profit-sharing arrangement. As discussed in Note 18 to the consolidated financial statements, AES Clean Energy Development and AES Renewable Holdings sold noncontrolling interest to tax equity investors resulting in an increase of $866 million to noncontrolling interest in 2024.
Auditing the allocation of earnings to noncontrolling interest holders for significant new tax equity partnerships was complex due to the evaluation of whether a newly established HLBV model used to allocate earnings appropriately reflects the unique substantive profit-sharing terms and features within each arrangement. A greater extent of audit effort and specialized skill and knowledge was required to evaluate compliance with the contractual provisions in each partnership agreement as well as the appropriateness of the investors’ capital account balances used in the HLBV models.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s process for developing the HLBV model for new tax equity arrangements. For example, we tested management’s review of substantive profit-sharing terms to evaluate whether they are properly reflected in the HLBV model for new arrangements.

To test the allocation of earnings to noncontrolling interest holders for new significant tax equity partnerships, we read the related partnership agreements to understand the substantive profit-sharing provisions. We evaluated the HLBV models for consistency with the contractual provisions in the related partnership agreements and tested the capital contributions made by the tax equity investors and tax credits transferred by the partnership. We involved tax subject matter professionals to assist in evaluating the calculation of the investors’ capital accounts used in the HLBV models, including the proceeds attributable to the tax equity investor due to the recognition of investment tax credits and other adjustments as required by the U.S. Internal Revenue Code. Additionally, we tested the allocation of earnings by recalculating the hypothetical liquidation in the HLBV models based on the liquidation provisions of the related partnership agreements.

Accounting for the Madison and Birdseye Acquisition

Description of the Matter
During 2024, the Company completed the acquisition of the Madison solar project and the Birdseye pipeline of early-stage renewable energy development projects. The transaction was accounted for as a business combination with a purchase price of $20 million paid in cash, as disclosed in Note 26 to the consolidated financial statements. The acquisition resulted in a bargain purchase gain of $20 million, primarily due to the determination that the Madison solar project would qualify for an increased investment tax credit (ITC) based on studies performed subsequent to the acquisition date, which resulted in a measurement period adjustment related to the increase of the fair value of assets acquired.
Auditing the Company's accounting for the acquisition was complex due to the unobservable inputs used by management to determine the fair values of the significant assets acquired and liabilities assumed at the acquisition date, primarily consisting of the construction work in progress (CWIP) of $78 million and the off-market virtual power purchase agreement (VPPA) liability of $53 million. These fair value estimates were sensitive to the significant assumptions used, including the market PPA price, forecasted operating expenses, and the discount rates utilized, which affected the bargain purchase gain recognized.

119 | 2024 Annual Report

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the accounting for the acquisition. For example, we tested controls over the Company’s accounting considerations and the valuation of the significant assets acquired and liabilities assumed, including management’s review of the valuation models, the significant assumptions used to develop the estimates, and the completeness and accuracy of the data used in the valuations.
To test the estimated fair value of the significant assets acquired and liabilities assumed, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the significant assumptions used, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions. For example, we compared the significant assumptions used by management to third-party industry and market data and to the Company’s historical operating results. We involved our internal valuation specialists to assist in our evaluation of the reasonableness of the Company’s valuation methodology and the discount rates used in the valuations. We also tested the Company’s measurement period adjustment, including assumptions used in determining the Madison solar project’s qualification for the ITC, and the Company’s assessment over the bargain purchase recognized in the transaction.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
Tysons, Virginia
March 10, 2025

Consolidated Balance Sheets
December 31, 2024 and 2023

	2024	2023
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,524	$1,426
Restricted cash	437	370
Short-term investments	79	395
Accounts receivable, net of allowance of $52 and $15, respectively	1,646	1,420
Inventory	593	712
Prepaid expenses	157	177
Other current assets, net of allowance of $0 and $14, respectively	1,533	1,387
Current held-for-sale assets	862	762
Total current assets	6,831	6,649
NONCURRENT ASSETS
Property, plant and equipment, net of accumulated depreciation of $8,701 and $8,602, respectively	33,166	29,958
Investments in and advances to affiliates	1,124	941
Debt service reserves and other deposits	78	194
Goodwill	345	348
Other intangible assets, net of accumulated amortization of $426 and $498, respectively	1,947	2,243
Deferred income taxes	365	396
Other noncurrent assets, net of allowance of $20 and $9, respectively	2,917	3,259
Noncurrent held-for-sale assets	633	811
Total noncurrent assets	40,575	38,150
TOTAL ASSETS	$47,406	$44,799
LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,654	$2,199
Accrued interest	256	315
Accrued non-income taxes	249	278
Supplier financing arrangements	917	974
Accrued and other liabilities	1,246	1,334
Recourse debt	899	200
Non-recourse debt	2,688	3,932
Current held-for-sale liabilities	662	499
Total current liabilities	8,571	9,731
NONCURRENT LIABILITIES
Recourse debt	4,805	4,264
Non-recourse debt	20,626	18,482
Deferred income taxes	1,490	1,245
Other noncurrent liabilities	2,881	3,114
Noncurrent held-for-sale liabilities	391	514
Total noncurrent liabilities	30,193	27,619
Commitments and Contingencies (see Notes 13 and 14)
Redeemable stock of subsidiaries	938	1,464
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock (without par value, 50,000,000 shares authorized; 1,043,050 issued and outstanding at December 31, 2023)	—	838
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 859,709,987 issued and 711,074,269 outstanding at December 31, 2024 and 819,051,591 issued and 669,693,234 outstanding at December 31, 2023)	9	8
Additional paid-in capital	5,913	6,355
Retained earnings (accumulated deficit)	293	(1,386)
Accumulated other comprehensive loss	(766)	(1,514)
Treasury stock, at cost (148,635,718 and 149,358,357 shares, respectively)	(1,805)	(1,813)
Total AES Corporation stockholders’ equity	3,644	2,488
NONCONTROLLING INTERESTS	4,060	3,497
Total equity	7,704	5,985
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY	$47,406	$44,799
See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
Years ended December 31, 2024, 2023, and 2022

	2024	2023	2022
	(in millions, except per share amounts)
Revenue:
Non-Regulated	$8,756	$9,245	$9,079
Regulated	3,522	3,423	3,538
Total revenue	12,278	12,668	12,617
Cost of Sales:
Non-Regulated	(6,985)	(7,173)	(6,907)
Regulated	(2,979)	(2,991)	(3,162)
Total cost of sales	(9,964)	(10,164)	(10,069)
Operating margin	2,314	2,504	2,548
General and administrative expenses	(288)	(255)	(207)
Interest expense	(1,485)	(1,319)	(1,117)
Interest income	381	551	389
Loss on extinguishment of debt	(17)	(63)	(15)
Other expense	(175)	(99)	(68)
Other income	156	89	102
Gain (loss) on disposal and sale of business interests	351	134	(9)
Goodwill impairment expense	—	(12)	(777)
Asset impairment expense	(374)	(1,067)	(763)
Foreign currency transaction gains (losses)	31	(359)	(77)
Other non-operating expense	—	—	(175)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	894	104	(169)
Income tax expense	(59)	(261)	(265)
Net equity in losses of affiliates	(26)	(32)	(71)
INCOME (LOSS) FROM CONTINUING OPERATIONS	809	(189)	(505)
Gain (loss) from disposal of discontinued businesses, net of income tax benefit (expense) of $(7), $7, and $0, respectively	(7)	7	—
NET INCOME (LOSS)	802	(182)	(505)
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	877	431	(41)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$1,679	$249	$(546)
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$1,686	$242	$(546)
Income (loss) from discontinued operations, net of tax	(7)	7	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$1,679	$249	$(546)
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$2.39	$0.36	$(0.82)
Income (loss) from discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.01)	0.01	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$2.38	$0.37	$(0.82)
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$2.37	$0.34	$(0.82)
Income (loss) from discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.01)	0.01	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$2.36	$0.35	$(0.82)
See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2024, 2023, and 2022

	2024	2023	2022
	(in millions)
NET INCOME (LOSS)	$802	$(182)	$(505)
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	(236)	146	(36)
Reclassification to earnings, net of $0 income tax for all periods	649	—	—
Total foreign currency translation adjustments	413	146	(36)
Derivative activity:
Change in fair value of derivatives, net of income tax benefit (expense) of $(98), $3, and $(191), respectively	463	(1)	711
Reclassification to earnings, net of income tax expense of $8, $9, and $9, respectively	30	(73)	59
Total change in fair value of derivatives	493	(74)	770
Pension activity:
Change in pension adjustments due to prior service cost, net of $0 income tax for all periods	—	1	—
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax benefit (expense) of $2, $0, and $(5), respectively	(5)	(4)	13
Reclassification to earnings, net of income tax expense of $1, $0, and $1, respectively	15	—	1
Total pension adjustments	10	(3)	14
Fair value option liabilities activity:
Change in fair value option liabilities due to instrument-specific credit risk, net of $0 income tax for all periods	3	—	—
Total change in fair value option liabilities	3	—	—
OTHER COMPREHENSIVE INCOME	919	69	748
COMPREHENSIVE INCOME (LOSS)	1,721	(113)	243
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	208	498	(127)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$1,929	$385	$116

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity
Years ended December 31, 2024, 2023, and 2022

	THE AES CORPORATION STOCKHOLDERS
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1.0	$838	818.7	$8	152.0	$(1,845)	$7,106	$(1,089)	$(2,220)	$1,769
Net income (loss)	—	—	—	—	—	—	—	(546)	—	128
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(37)	1
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	689	41
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	10	4
Total other comprehensive income	—	—	—	—	—	—	—	—	662	46
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(200)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(78)	—	(80)	(387)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	178
Sales to noncontrolling interests			—	—	—	—	78	—	(2)	473
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	60
Dividends declared on common stock ($0.6399/share)	—	—	—	—	—	—	(428)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(2.0)	23	10	—	—	—
Balance at December 31, 2022	1.0	$838	818.8	$8	150.0	$(1,822)	$6,688	$(1,635)	$(1,640)	$2,067
Net income (loss)	—	—	—	—	—	—	—	249	—	(372)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	136	9
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	3	(77)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(3)	—
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	136	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(261)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	24	—	—	(44)
Sales to noncontrolling interests	—	—	—	—	—	—	85	—	(10)	1,754
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	421
Dividends declared on AES common stock ($0.6702/share)	—	—	—	—	—	—	(449)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.3	—	(0.6)	9	7	—	—	—
Balance at December 31, 2023	1.0	$838	819.1	$8	149.4	$(1,813)	$6,355	$(1,386)	$(1,514)	$3,497
Net income (loss)	—	—	—	—	—	—	—	1,679	—	(791)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(88)	502
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	333	86
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	2	8
Change in fair value option liabilities, net of income tax	—	—	—	—	—	—	—	—	3	—
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	250	596
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	—	—	736
Disposition of business interests	—	—	—	—	—	—	14	—	—	(1,399)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(368)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(802)	—	498	304
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	411
Sales to noncontrolling interests	—	—	—	—	—	—	(19)	—	—	1,074
Conversion of Corporate Units to shares of common stock	(1.0)	(838)	40.5	1	—	—	838	—	—	—
Dividends declared on AES common stock ($0.6935/share)	—	—	—	—	—	—	(493)	—	—	—
Purchase of treasury stock	—	—	—	—	0.1	(3)	3	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(0.9)	11	17	—	—	—
Balance at December 31, 2024	—	$—	859.7	$9	148.6	$(1,805)	$5,913	$293	$(766)	$4,060
(1) Excludes redeemable stock of subsidiaries. See Note 17—Redeemable Stock of Subsidiaries.
(2) Related to the reclassification of AES Clean Energy Development common stock and certain tax equity partnerships at AES Clean Energy from Redeemable stock of subsidiaries to Noncontrolling interests. See Note 17—Redeemable Stock of Subsidiaries.

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years ended December 31, 2024, 2023, and 2022

	2024	2023	2022
OPERATING ACTIVITIES:	(in millions)
Net income (loss)	$802	$(182)	$(505)
Adjustments to net income (loss):
Depreciation, amortization, and accretion of AROs	1,264	1,147	1,072
Emissions allowance expense	238	264	425
Loss (gain) on realized/unrealized derivatives	(143)	143	127
Loss (gain) on disposal and sale of business interests	(351)	(134)	9
Impairment expense	374	1,079	1,715
Loss on realized/unrealized foreign currency	108	331	58
Deferred income tax expense (benefit), net of tax credit transfer proceeds allocated to AES	111	(54)	4
Tax credit transfer proceeds allocated to noncontrolling interests	220	—	—
Other	221	130	99
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(361)	161	(532)
(Increase) decrease in inventory	86	306	(417)
(Increase) decrease in prepaid expenses and other current assets	269	38	(40)
(Increase) decrease in other assets	(73)	5	433
Increase (decrease) in accounts payable and other current liabilities	(40)	(132)	470
Increase (decrease) in income tax payables, net and other tax payables	(134)	(109)	(51)
Increase (decrease) in other liabilities	161	41	(152)
Net cash provided by operating activities	2,752	3,034	2,715
INVESTING ACTIVITIES:
Capital expenditures	(7,392)	(7,724)	(4,551)
Acquisitions of business interests, net of cash and restricted cash acquired	(246)	(542)	(243)
Proceeds from the sale of business interests, net of cash and restricted cash sold	423	254	1
Sale of short-term investments	796	1,318	1,049
Purchase of short-term investments	(818)	(937)	(1,492)
Contributions and loans to equity affiliates	(103)	(178)	(232)
Affiliate repayments and returns of capital	6	5	149
Purchase of emissions allowances	(206)	(268)	(488)
Other investing	(160)	(116)	(29)
Net cash used in investing activities	(7,700)	(8,188)	(5,836)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	6,806	7,103	5,424
Repayments under the revolving credit facilities	(6,197)	(6,285)	(4,687)
Issuance of recourse debt	1,450	1,400	200
Repayments of recourse debt	(200)	(500)	(29)
Issuance of non-recourse debt	7,236	4,521	5,788
Repayments of non-recourse debt	(4,306)	(2,495)	(3,144)
Payments for financing fees	(138)	(142)	(120)
Purchases under supplier financing arrangements	1,786	1,858	1,042
Repayments of obligations under supplier financing arrangements	(1,794)	(1,491)	(432)
Distributions to noncontrolling interests	(430)	(323)	(265)
Acquisitions of noncontrolling interests	—	(127)	(602)
Contributions from noncontrolling interests	222	102	233
Sales to noncontrolling interests	1,247	1,938	742
Issuance of preferred shares in subsidiaries	—	421	60
Dividends paid on AES common stock	(483)	(444)	(422)
Payments for financed capital expenditures	(127)	(10)	(33)
Other financing	(109)	(121)	3
Net cash provided by financing activities	4,963	5,405	3,758
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63)	(270)	(56)
(Increase) decrease in cash, cash equivalents and restricted cash of held-for-sale businesses	97	(78)	22
Total increase (decrease) in cash, cash equivalents and restricted cash	49	(97)	603
Cash, cash equivalents and restricted cash, beginning	1,990	2,087	1,484
Cash, cash equivalents and restricted cash, ending	$2,039	$1,990	$2,087

Consolidated Statements of Cash Flows (continued)
Years ended December 31, 2024, 2023, and 2022

	2024	2023	2022
	(in millions)
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$1,268	$1,317	$928
Cash payments for income taxes, net of refunds	345	301	271
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Corporate Units to shares of common stock (see Note 18)	838	—	—
Noncash recognition of new operating and financing leases (see Note 15)	456	225	134
Noncash contributions from noncontrolling interests	288	60	—
Liabilities derecognized upon completion of remaining performance obligation for sale of Warrior Run receivables (see Note 21)	273	—	—
Dividends declared but not yet paid	125	116	111
Initial recognition of contingent consideration for acquisitions (see Note 26)	76	239	24
Noncash contributions to equity affiliates related to tax credit transfers	—	52	—
See Accompanying Notes to Consolidated Financial Statements.

126 | Notes to Consolidated Financial Statements | December 31, 2024, 2023 and 2022

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
PRINCIPLES OF CONSOLIDATION — The consolidated financial statements of the Company include the accounts of The AES Corporation and its controlled subsidiaries. Furthermore, VIEs in which the Company has an ownership interest and is the primary beneficiary, thus controlling the VIE, have been consolidated. Certain consolidated VIEs have arrangements which may require the Company to contribute additional equity totaling $1.7 billion. Such contributions are generally contingent upon the underlying asset achieving specific project milestones. Intercompany transactions and balances are eliminated in consolidation. Investments in entities where the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting.
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
Noncontrolling interests with redemption features that are not solely within the control of the issuer are classified as temporary equity and are included in Redeemable stock of subsidiaries on the Consolidated Balance Sheets. Generally, initial measurement will be at fair value. The subsequent allocation of income and dividends is classified in temporary equity. Subsequent measurement and classification vary depending on whether the instrument is probable of becoming redeemable. For those securities that are currently redeemable or where it is probable that the instrument will become redeemable, AES recognizes any changes from the carrying value to redemption value at each reporting period against retained earnings or additional paid-in capital in the absence of retained earnings; such adjustments are classified in temporary equity. When the equity instrument is not probable of becoming redeemable, no adjustment to the carrying value is recognized. Instruments that are mandatorily redeemable are classified as a liability.
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

127 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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
Many of these arrangements exist for certain U.S. renewable generation partnerships to designate different allocations of value among investors, where the allocations change in form or percentage over the life of the partnership. For these businesses, the Company uses the HLBV method when it is a reasonable approximation of the profit-sharing arrangement. The HLBV method calculates the proceeds that would be attributable to each partner based on the liquidation provisions of the respective operating partnership agreement if the partnership was to be liquidated at book value at the balance sheet date. Each partner’s share of income in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions.
The HLBV method is used both to allocate the equity earnings attributable to AES when the Company accounts for the renewables business as an equity method investment and to calculate the earnings attributable to noncontrolling interest when the business is consolidated by AES. In the early months of operations of a renewable generation facility where HLBV results in a significant decrease in the hypothetical liquidation proceeds attributable to the tax equity investor due to the recognition of ITCs or other adjustments as required by the U.S. Internal Revenue Code, the Company records the impact (sometimes referred to as the ‘Day one gain’) to income in the same period.
In some other arrangements, consolidated subsidiaries are subject to profit-sharing arrangements where cash distributions to noncontrolling interest holders are based on a stated internal rate of return, among other criteria. In many of these arrangements, earnings are allocated to noncontrolling interest holders based on the stated internal rate of return to the noncontrolling interest holders for any given period.
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

128 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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

129 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows (in millions):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$1,524	$1,426
Restricted cash	437	370
Debt service reserves and other deposits	78	194
Cash, Cash Equivalents and Restricted Cash	$2,039	$1,990
INVESTMENTS IN MARKETABLE SECURITIES — The Company's marketable investments are primarily certificates of deposit, government debt securities and money market funds.
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
Construction progress payments, engineering costs, insurance costs, salaries, interest and other costs directly relating to construction in progress are capitalized during the construction period, provided the completion of the construction project is deemed probable, or expensed at the time construction completion is determined to no longer be probable. The continued capitalization of such costs is subject to risks related to successful completion, including those related to government approvals, site identification, financing, construction permitting and contract compliance. Assets are placed in service when an asset group is ready for its intended use. Government subsidies, refundable income tax credits that are accounted for as government grants, and liquidated damages recovered for construction delays are recorded as a reduction to property, plant and equipment and reflected in cash flows from investing activities. Maintenance and repairs are charged to expense as incurred.
Depreciation, after consideration of salvage value and asset retirement obligations, is computed using the straight-line method over the estimated useful lives of the assets, which are determined on a composite or

130 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

component basis. Capital spare parts, including rotable spare parts, are included in electric generation and distribution assets. If the spare part is considered a component, it is depreciated over its useful life after the part is placed in service. If the spare part is deemed part of a composite asset, the part is depreciated over the composite useful life even when being held as a spare part.
Certain of the Company's subsidiaries operate under concession contracts. Certain estimates are utilized to determine depreciation expense for the subsidiaries, including the useful lives of the property, plant and equipment and the amounts to be recovered at the end of the concession contract. The amounts to be recovered under these concession contracts are based on estimates that are inherently uncertain and actual amounts recovered may differ from those estimates. These concession contracts are not within the scope of ASC 853.
Intangible Assets Subject to Amortization — Finite-lived intangible assets are amortized over their useful lives which range from 1 – 50 years and are included in the Consolidated Balance Sheet line item Other intangible assets. Net assets acquired in a business combination recognized as project development intangibles represent the value attributable to in-process development associated with future operating assets. An intangible asset is recognized when construction activities have yet to commence and the development work completed consists of contractual arrangements which are intangible in nature, such as permitting, contracting, and surveying. Amortization is computed using the straight-line method beginning when a project is placed in service and continuing over the estimated useful lives of the assets. The Company accounts for purchased emission allowances as intangible assets and records an expense when they are utilized or sold. Granted emission allowances are valued at zero.
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

131 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

intangible asset being tested for impairment exceeds its fair value, the excess is recognized as impairment expense.
ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES — Accounts payable consists of amounts due to trade creditors related to the Company's core business operations. These payables include amounts owed to vendors and suppliers for items such as energy purchased for resale, fuel, maintenance, inventory and other raw materials. The remaining balance of other accrued liabilities includes items such as income taxes, regulatory liabilities, legal contingencies, environmental remediation costs, and employee-related costs, including payroll, and benefits.
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
PENSION AND OTHER POSTRETIREMENT PLANS — The Company recognizes in its Consolidated Balance Sheets an asset or liability reflecting the funded status of pension and other postretirement plans with current-year changes in actuarial gains or losses recognized in AOCL, except for those plans at certain of the Company's regulated utilities that can recover portions of their pension and postretirement obligations through future rates. All plan assets are recorded at fair value and categorized by level within the fair value hierarchy as described in Note 1—General and Summary of Significant Accounting Policies—Fair Value. AES follows the measurement date provisions of the accounting guidance, which require a year-end measurement date of plan assets and obligations for all defined benefit plans.
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
Historically, the Company has financed renewables projects with investments from tax equity investors who are allocated certain tax benefits associated with renewable energy projects (e.g. investment tax credits) through partnership agreements. The U.S. Inflation Reduction Act of 2022 (the "IRA") allows the owners of renewable energy projects to transfer tax credits directly to unrelated tax credit buyers. This provides the Company with the flexibility to obtain financing on any particular project with (i) the transfer of tax credits or (ii) investments from tax equity investors who are allocated tax benefits. The Company may also elect to retain the tax credit and use it to reduce its tax liability.

132 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

The Company accounts for tax credits that it will retain or transfer under ASC 740—Income Taxes, as a reduction in income tax expense by either including the expected amount of the tax credit to be claimed or the cash to be received when transferred, respectively, in the calculation of its annual effective tax rate throughout the year the renewables project is placed in service. The estimated tax credits are updated on a quarterly basis, with the year-end calculation including only the tax credits that are associated with projects placed in service, comprising credits claimed or transferred during the year. In assessing realizability for credits to be transferred, the Company includes cash it anticipates receiving in establishing any valuation allowance and establishes a valuation allowance equal to its best estimate of any discount on the transfer. During the year ended December 31, 2024, the Company executed agreements to transfer ITCs directly to third parties for $555 million. Of this amount, $309 million and $26 million was allocated to AES and recorded as an income tax benefit in 2024 and 2023, respectively, and $220 million was allocated to noncontrolling interests and treated as a contribution from noncontrolling interest holders. The Company received cash proceeds from these tax credit transfers of $480 million during the year ended December 31, 2024, and recorded a receivable in Other current assets on the Consolidated Balance Sheets for the remaining $75 million, which is expected to be received in March 2025. The receipt of cash from the transfer of tax credits is treated as an operating cash inflow on the Consolidated Statements of Cash Flows.
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

133 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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

134 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. The Company has elected to apply the optional disclosure exemptions under ASC 606. Therefore, the amount disclosed in Note 21—Revenue excludes contracts with an original length of one year or less, contracts for which we recognize revenue based on the amount we have the right to invoice for services performed, and variable consideration allocated entirely to a wholly unsatisfied performance obligation when the consideration relates specifically to our efforts to satisfy the performance obligation and depicts the amount to which we expect to be entitled. As such, consideration for energy is excluded from the amount disclosed as the variable consideration relates to the amount of energy delivered and reflects the value the Company expects to receive for the energy transferred. Estimates of revenue expected to be recognized in future periods also exclude unexercised customer options to purchase additional goods or services that do not represent material rights to the customer.
LEASES — The Company has operating and finance leases for energy production facilities, land, office space, transmission lines, vehicles and other operating equipment in which the Company is the lessee. The Company has elected an accounting policy, applied to all classes of assets, to not separate lease components from non-lease components where the Company is a lessee. Operating leases with an initial term of 12 months or less are not recorded on the balance sheet, but are expensed on a straight-line basis over the lease term. The Company’s leases do not contain any material residual value guarantees, restrictive covenants or subleases.
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

135 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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
The Company typically designates its derivative instruments as cash flow hedges if they meet the criteria specified in ASC 815. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Foreign currency derivative contracts are primarily used to reduce risks arising from variability in forecasted cash flows denominated in non-functional currencies. The objective of these contracts is to minimize the impact of foreign currency fluctuations on operating results. The Company also enters into commodity futures, swaps and options to hedge price variability inherent in forecasted purchases and sales of electricity, fuels, and other commodities. The objectives of the commodity contracts are to minimize the impact of variability in spot commodity prices and stabilize estimated revenue and expense streams. The Company does not use derivative instruments for speculative purposes.
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
Changes in the fair value of derivatives not designated and qualifying as accounting hedges are immediately recognized in earnings. Regardless of when gains or losses on derivatives are recognized in earnings, they are generally classified as interest expense for interest rate and cross-currency derivatives, foreign currency transaction gains or losses for foreign currency derivatives, and non-regulated revenue or non-regulated cost of sales for commodity and other derivatives. Cash flows arising from derivatives are included in the Consolidated Statements of Cash Flows as an operating activity given the nature of the underlying risk being economically hedged and the lack of significant financing elements, except that cash flows on designated and qualifying hedges of variable-rate interest during construction are classified as an investing activity. Cash payments and receipts to terminate interest rate derivatives prior to the end of their effective date are classified as an operating activity; however, they are excluded from the Cash payments for interest, net of amounts capitalized supplementary disclosure on the Consolidated Statements of Cash Flows. These cash receipts totaled $187 million, $181 million, and $239 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company has elected not to offset derivative positions on the balance sheet where a right to offset exists.
CREDIT LOSSES — In accordance with ASC 326, the Company records an allowance for CECL for accounts and notes receivable, financing receivables, contract assets, net investments in leases recognized as a lessor, held-to-maturity debt securities, financial guarantees related to the non-payment of a financial obligation, and off-balance sheet credit exposures not accounted for as insurance. The Company has elected to write off accrued interest receivables by reversing interest income. The CECL allowance is based on the asset's amortized cost and reflects management's expected risk of credit losses over the remaining contractual life of the asset. CECL allowances are

136 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

estimated using relevant information about the collectability of cash flows and considering information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions.
NEW ACCOUNTING PRONOUNCEMENTS — The following table provides a brief description of recent accounting pronouncements that had an impact on the Company’s consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2022-04,Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations	This update is to provide additional information and disclosures about an entity’s use of supplier finance programs to see how these programs will affect an entity’s working capital, liquidity, and cash flows. Entities that use supplier finance programs as the buyer party should disclose (1) the key terms of the payment terms and assets pledged as security or other forms of guarantees provided and (2) the unpaid amount outstanding, a description of where those obligations are presented on the balance sheet, and a rollforward of those obligations during the annual period.	January 1, 2023, except for the rollforward information, which was adopted December 31, 2024
The ASU only requires disclosures related to the Company's supplier finance programs and does not affect the recognition, measurement, or presentation of supplier finance program obligations on the balance sheet or cash flow statement. The Company adopted the new disclosure requirements in the first quarter of 2023, except for the annual requirement to disclose rollforward information, which the Company adopted and presented beginning in the 2024 annual financial statements. See Note 12—Obligations for impact.

2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this section are designed to improve the disclosures related to Segment reporting on an interim and annual basis. Public companies must disclose significant segment expenses and an amount for other segment items. This will also require that a company disclose its annual disclosures under Topic 280 in each interim period. Furthermore, companies will need to disclose the Chief Operating Decision Maker (CODM) and how the CODM assesses the performance of a segment. Lastly, public companies that have a single reportable segment must report the required disclosures under topic 280.	December 31, 2024	The Company adopted this standard on a retrospective basis. See Note 19—Segments and Geographic Information for impact

137 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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

2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a breakdown of income taxes paid in a jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2024	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)
The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:

1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e).

2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

		The date for each amendment in this Update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20)	The amendments in this Update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion.	The date for each amendment in this Update is effective beginning after December 15, 2025, and interim reporting periods within those annual reporting periods.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

138 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

2. INVENTORY
Inventory is valued primarily using the average-cost method. The following table summarizes the Company's inventory balances as of the dates indicated (in millions):

December 31,	2024	2023
Fuel and other raw materials	$246	$424
Spare parts and supplies	347	288
Total	$593	$712
3. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes the components of property, plant and equipment (in millions) with their estimated useful lives (in years). The amounts are stated net of all prior asset impairment losses recognized.

	Estimated Useful Life	December 31,
	(in years)	2024	2023
Electric generation and distribution facilities	8-40	$29,740	$27,517
Other buildings	3-48	1,232	1,239
Furniture, fixtures and equipment	3-30	423	397
Other	5-39	1,428	1,037
Total electric generation, distribution assets and other		32,823	30,190
Accumulated depreciation		(8,701)	(8,602)
Net electric generation, distribution assets and other		$24,122	$21,588
Land		610	522
Construction in progress		8,434	7,848
Property, plant and equipment, net		$33,166	$29,958
The following table summarizes depreciation expense (including the amortization of assets recorded under finance leases and the amortization of asset retirement obligations) and interest capitalized during development and construction on qualifying assets for the periods indicated (in millions):

Years Ended December 31,	2024	2023	2022
Depreciation expense	$1,146	$1,045	$982
Interest capitalized during development and construction	637	563	224
Property, plant and equipment, net of accumulated depreciation, of $9.9 billion and $9.5 billion was mortgaged, pledged or subject to liens as of December 31, 2024 and 2023, respectively, including assets classified as held-for-sale.
The following table summarizes non-regulated and regulated electric generation, distribution, and other property, plant and equipment and accumulated depreciation as of the dates indicated (in millions):

December 31,	2024	2023
Non-regulated electric generation assets and other, gross	$21,954	$20,195
Non-regulated accumulated depreciation	(4,704)	(4,777)
Non-regulated electric generation assets and other, net	17,250	15,418
Regulated electric generation, distribution assets and other, gross	10,869	9,995
Regulated accumulated depreciation	(3,997)	(3,825)
Regulated electric generation, distribution assets and other, net	6,872	6,170
Net electric generation, distribution assets and other	$24,122	$21,588
4. ASSET RETIREMENT OBLIGATIONS
The following table presents amounts recognized related to asset retirement obligations for the periods indicated (in millions):

139 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

	2024	2023
Balance at January 1	$778	$757
Additional liabilities incurred	61	40
Liabilities settled	(30)	(14)
Accretion expense (1)	41	31
Change in estimated cash flows	127	(35)
Sale of business or reclassification to held-for-sale liabilities	(58)	—
Other	1	(1)
Balance at December 31	$920	$778
_____________________________
(1)Includes $16 million and $13 million at AES Indiana for the years ended December 31, 2024 and 2023, respectively, reflected as a change in regulatory liabilities on the Consolidated Balance Sheets. See Note 11—Regulatory Assets and Liabilities for further information.
The Company's asset retirement obligations include active ash landfills, water treatment basins, and the removal or dismantlement of certain plants and equipment. The Company uses the expected cash flow technique to determine the initial value of ARO liabilities, which is estimated by discounting expected cash outflows to their present value using market-based rates at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information, or other management estimates. Subsequent downward revisions of ARO liabilities are discounted using the market-based rates that existed when the liability was initially recognized. These inputs to the fair value of the ARO liabilities are considered Level 3 inputs under the fair value hierarchy.
During the year ended December 31, 2024, the Company increased the asset retirement obligations and corresponding assets at AES Indiana and AES Clean Energy by $129 million and $73 million, respectively. The increase at AES Indiana is primarily related to revisions to cash flow estimates due to increases in closure costs and groundwater treatment measures for ash ponds and landfills. The increase at AES Clean Energy is mostly due to additional liabilities incurred for sites that were placed in service during 2024. This was offset by decreases at Ventanas of $43 million due to held-for-sale classification in December 2024, and $15 million at AES Brasil due to the sale of the business in October 2024.
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

140 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

and the income approach, respectively. In the nonrecurring measurements of nonfinancial assets and liabilities, all three approaches are considered; however, the value estimated under the income approach is often the most representative of fair value.
Investments — The Company's investments measured at fair value generally consist of marketable debt and equity securities. Equity securities are either measured at fair value using quoted market prices or based on comparisons to market data obtained for similar assets. Debt securities primarily consist of government debt securities and certificates of deposit held by foreign subsidiaries. Debt securities are measured at fair value based on comparisons to market data obtained for similar assets.
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
Contingent consideration — Contingent consideration is primarily related to future milestone payments associated with acquisitions of renewables development projects. The estimated fair value of contingent consideration is determined using probability-weighted discounted cash flows based on internal forecasts, which are considered Level 3 inputs. Changes in Level 3 inputs, particularly changes in the probability of achieving development milestones, could result in material changes to the fair value of the contingent consideration and could materially impact the amount of expense or income recorded each reporting period. Contingent consideration is updated quarterly with any prospective changes in fair value recorded through earnings. Gains and losses on the remeasurement of contingent consideration are recognized in Other income and Other expense, respectively.
Debt — Recourse and non-recourse debt are carried at amortized cost. The fair value of recourse debt is estimated based on quoted market prices. The fair value of non-recourse debt is estimated based upon interest rates and other features of the loan. In general, the carrying amount of variable rate debt is a close approximation of its fair value. For fixed rate loans, the fair value is estimated using quoted market prices or discounted cash flow ("DCF") analyses. The fair value of recourse and non-recourse debt excludes accrued interest at the valuation date. The fair value was determined using available market information as of December 31, 2024. The Company is not aware of any factors that would significantly affect the fair value amounts subsequent to December 31, 2024.
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

141 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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

142 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$4	$—	$4	$—	$360	$—	$360
Government debt securities	—	4	—	4	—	—	—	—
Total debt securities	—	8	—	8	—	360	—	360
EQUITY SECURITIES:
Mutual funds	51	—	—	51	46	—	—	46
Common stock	4	—	—	4	—	—	—	—
Total equity securities	55	—	—	55	46	—	—	46
DERIVATIVES:
Interest rate derivatives	—	349	—	349	—	182	2	184
Foreign currency derivatives	—	9	52	61	—	15	59	74
Commodity derivatives	193	80	5	278	—	127	1	128
Total derivatives — assets	193	438	57	688	—	324	62	386
TOTAL ASSETS	$248	$446	$57	$751	$46	$684	$62	$792
Liabilities
Contingent consideration	$—	$—	$145	$145	$—	$—	$165	$165
DERIVATIVES:
Interest rate derivatives	—	14	1	15	—	102	6	108
Cross-currency derivatives	—	—	—	—	—	63	—	63
Foreign currency derivatives	—	18	—	18	—	19	—	19
Commodity derivatives	185	44	26	255	—	145	111	256
Total derivatives — liabilities	185	76	27	288	—	329	117	446
TOTAL LIABILITIES	$185	$76	$172	$433	$—	$329	$282	$611
As of December 31, 2024, all available-for-sale debt securities had stated maturities within one year. For the years ended December 31, 2024 and 2023, no impairments of marketable securities were recognized in earnings or other comprehensive income (loss). Gains and losses on the sale of investments are determined using the specific-identification method. The following table presents gross proceeds from sale of available-for-sale securities for the periods indicated (in millions):

Year Ended December 31,	2024	2023	2022
Gross proceeds from sale of available-for-sale securities	$717	$1,377	$1,065
The Company accounts for equity securities without readily determinable fair values using the measurement alternative in accordance with ASC 321. These securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of both December 31, 2024 and 2023, the carrying amount of equity securities accounted for using the measurement alternative was $62 million. Upward adjustments resulting from observable price changes are recorded in Other income and impairments and downward adjustments are recorded in Other expense.
The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023 (derivative balances are presented net), in millions. Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

	Derivative Assets and Liabilities
Year Ended December 31, 2024	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1	$(4)	$59	$(110)	$(165)	$(220)
Total realized and unrealized gains (losses):
Included in earnings	—	23	4	(10)	17
Included in other comprehensive income — derivative activity	3	8	84	—	95
Included in other comprehensive income — foreign currency translation activity	—	—	—	1	1
Included in regulatory (assets) liabilities	—	—	5	—	5
Acquisitions	—	—	—	(76)	(76)
Settlements	—	(38)	(4)	105	63
Balance at December 31	$(1)	$52	$(21)	$(145)	$(115)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(6)	$6	$(10)	$(10)

143 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

	Derivative Assets and Liabilities
Year Ended December 31, 2023	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1	$—	$64	$(47)	$(48)	$(31)
Total realized and unrealized gains (losses):
Included in earnings	—	16	(10)	14	20
Included in other comprehensive income — derivative activity	1	6	(48)	—	(41)
Included in regulatory (assets) liabilities	—	—	(1)	—	(1)
Acquisitions	—	—	—	(239)	(239)
Settlements	(1)	(27)	(5)	108	75
Transfers of assets/(liabilities), net into Level 3	(4)	—	—	—	(4)
Transfers of (assets)/liabilities, net out of Level 3	—	—	1	—	1
Balance at December 31	$(4)	$59	$(110)	$(165)	$(220)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(4)	$(13)	$14	$(3)
The following table summarizes the significant unobservable inputs used for the Level 3 derivative assets (liabilities) as of December 31, 2024 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Average)
Interest rate	$(1)	Subsidiary credit spread	1.5% to 3.1% (2.3%)
Foreign currency:
Argentine peso	52	Argentine peso to USD currency exchange rate after one year	1,244 to 1,330 (1,287)
Commodity:
CAISO energy swap	(22)	Forward energy prices per MWh after 2030	$10.32 to $111.38 ($49.98)
Other	1
Total	$30
For the Argentine peso foreign currency derivatives, increases (decreases) in the estimate of the above exchange rate would increase (decrease) the value of the derivative. For the CAISO Energy Swap, increases (decreases) in the estimate above would decrease (increase) the value of the derivative.
Nonrecurring Measurements — The Company measures fair value using the applicable fair value measurement guidance. Impairment expense, shown as pre-tax loss below, is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount. The following table summarizes our major categories of asset groups measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

Year Ended December 31, 2024	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Assets			Level 1	Level 2	Level 3
Held-for-sale businesses: (2)
Mong Duong	3/31/2024	$450	$—	$413	$—	$37
AES Brasil (3)	5/15/2024	1,577	—	1,565	—	25
Mong Duong (5)	6/30/2024	390	—	389	—	6
AES Brasil (4)	9/30/2024	1,581	—	1,548	—	55
Mong Duong (5)	9/30/2024	407	—	400	—	11
Mong Duong (5)	12/31/2024	365	—	362	—	8
Ventanas	12/31/2024	131	—	6	—	125

144 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

Year Ended December 31, 2023	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Assets			Level 1	Level 2	Level 3
Long-lived asset groups held and used: (6)
Norgener (7)	5/1/2023	$196	$—	$—	$24	$137
GAF Projects (AES Renewable Holdings)	5/31/2023	29	—	—	11	18
TEG	7/31/2023	170	—	—	93	77
TEP	7/31/2023	153	—	—	94	59
New York Wind	11/30/2023	310	—	—	124	186
Warrior Run (8)	11/30/2023	250	—	—	25	198
Held-for-sale businesses: (2)
Jordan (9)	3/31/2023	$179	$—	$170	$—	$14
Jordan (9)	6/30/2023	179	—	170	—	15
Jordan (9)	9/30/2023	178	—	170	—	14
Jordan (9)	12/31/2023	180	—	170	—	16
Mong Duong (5)	12/31/2023	575	—	413	—	167
Goodwill: (10)
TEG TEP	10/1/2023	$12	$—	$—	$—	$12
_____________________________
(1)Represents the carrying values of the asset groups at the dates of measurement, before fair value adjustment.
(2)See Note 25—Held-for-Sale and Dispositions for further information.
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
(6)See Note 23—Asset Impairment Expense for further information. Per ASC 360-10, the pre-tax impairment expense for long-lived asset groups held and used is limited to the carrying amount of the long-lived assets.
(7)The Norgener asset group includes long-lived assets, inventory, land, and other working capital, however per ASC 360-10, the pre-tax impairment expense is limited to the carrying amount of the long-lived assets. The Company evaluated the carrying amount of the assets outside the scope of ASC 360-10 and determined that the carrying value of the other assets should not be reduced.
(8)The Warrior Run asset group includes long-lived assets, inventory, and other working capital, however per ASC 360-10, the pre-tax impairment expense is limited to the carrying amount of the long-lived assets. The Company evaluated the carrying amount of the assets outside the scope of ASC 360-10 and recognized an inventory impairment of $6 million in Other expense. See Note 22—Other Income and Expense for further information.
(9)The pre-tax loss recognized was calculated using the fair value of the Jordan disposal group less costs to sell of $5 million for the March 31, 2023 measurement date and $6 million for the June 30, 2023, September 30, 2023, and December 31, 2023 measurement dates.
(10)See Note 10—Goodwill and Other Intangible Assets for further information.
AES Clean Energy Development Projects — On a quarterly basis, the Company reviews the status of development projects to identify projects that are no longer viable and will be abandoned. The fair value of each abandoned project with no salvage value is determined to be zero as there are no future projected cash flows, resulting in a full write-off of the carrying value of project development intangibles and capitalized development costs incurred.
The Company recognized $95 million and $151 million of pre-tax asset impairment expense in 2024 and 2023, respectively, including $137 million during the fourth quarter of 2023 primarily related to the write-off of project development intangibles which were recognized at fair value when the Company acquired sPower's development platform as part of the formation of AES Clean Energy Development. See Note 23—Asset Impairment Expense for further information.

145 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived asset groups held and used measured on a nonrecurring basis during the year ended December 31, 2023 (in millions, except range amounts):

December 31, 2023	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived asset groups held and used:
New York Wind	$124	Discounted cash flow	Annual revenue growth	-1% to 5% (2%)
			Annual variable margin	2% to 17% (9%)
TEP	94	Discounted cash flow	Annual revenue growth	-31% to 6% (-2%)
			Annual variable margin	22% to 37% (26%)
			Discount rate	14% to 25% (14%)
TEG	93	Discounted cash flow	Annual revenue growth	-7% to 9% (0%)
			Annual variable margin	14% to 33% (20%)
			Discount rate	14% to 25% (14%)
Warrior Run (1)	25	Discounted cash flow	Annual variable margin	-931% to 74% (-506%)
Norgener (2)	24	Discounted cash flow	Annual revenue growth	-90% to 994% (85%)
			Annual variable margin	-75% to 276% (16%)
GAF Projects (AES Renewable Holdings)	11	Discounted cash flow	Annual revenue growth	-42% to 44% (1%)
			Discount rate	9%
Total	$371
_____________________________
(1)The fair value of the Warrior Run asset group was mainly related to cash on hand and existing coal inventory not subject to impairment under ASC 360-10, and is partially reduced by expected decommissioning and demolition costs.
(2)The fair value of the Norgener asset group subsequent to the impairment analysis performed on May 1, 2023 was mainly related to existing coal inventory not subject to impairment under ASC 360-10. In December 2023, the Company recognized an inventory impairment of $23 million in Other expense. See Note 22—Other Income and Expense for further information.
Financial Instruments not Measured at Fair Value in the Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company's financial assets and liabilities that are not measured at fair value in the Consolidated Balance Sheets as of the dates indicated, but for which fair value is disclosed:

		December 31, 2024
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$87	$171	$—	$—	$171
Liabilities:	Non-recourse debt	22,743	23,066	—	20,981	2,085
	Recourse debt	5,704	4,538	—	4,538	—

		December 31, 2023
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$193	$239	$—	$—	$239
Liabilities:	Non-recourse debt	22,144	22,174	—	20,676	1,498
	Recourse debt	4,464	4,210	—	4,210	—
_____________________________
(1)These amounts primarily relate to the sale of the Redondo Beach land, the amounts impacted by the Stabilization Funds enacted by the Chilean government, and for December 31, 2023 only, the receivables under the Warrior Run PPA termination agreement. These are included in Other noncurrent assets on the Consolidated Balance Sheets. See Note 7—Financing Receivables for further information.

146 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Volume of Activity — The following table presents the Company's maximum notional (in millions) over the remaining contractual period by type of derivative as of December 31, 2024, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity(1)
Interest rate	$9,566	2059
Foreign currency:
Chilean peso	133	2027
Colombian peso	68	2027
Mexican peso	39	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	303	2029
Power (in MWhs) (2)	62	2040
Coal (in Metric Tonnes)	7	2027
_____________________________
(1)Maturity dates are consistent for both designated and non-designated positions.
(2)Includes one contract designated as a cash flow hedge with a final maturity date in 2038.
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of the Company's derivative assets and liabilities as of the dates indicated (in millions):

Fair Value	December 31, 2024			December 31, 2023
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$349	$—	$349	$184	$—	$184
Foreign currency derivatives	16	45	61	23	51	74
Commodity derivatives	4	274	278	—	128	128
Total assets	$369	$319	$688	$207	$179	$386
Liabilities
Interest rate derivatives	$15	$—	$15	$108	$—	$108
Cross-currency derivatives (1)	—	—	—	63	—	63
Foreign currency derivatives	10	8	18	5	14	19
Commodity derivatives	29	226	255	107	149	256
Total liabilities	$54	$234	$288	$283	$163	$446
_____________________________
(1)As of December 31, 2023, the carrying amount of debt hedged by cross-currency derivatives designated as fair value hedges was $386 million. As of December 31, 2024, there was no carrying amount since the associated debt was included in the carrying value of AES Brasil, which was sold in October 2024.

	December 31, 2024		December 31, 2023
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$369	$170	$216	$152
Noncurrent	319	118	170	294
Total (1)	$688	$288	$386	$446
_____________________________
(1)Includes $3 million of derivative assets reported in Current held-for-sale assets and $3 million of derivative liabilities reported in Current held-for-sale liabilities on the Consolidated Balance Sheets related to Dominican Republic Renewables as of December 31, 2024.

Credit Risk-Related Contingent Features	December 31, 2024	December 31, 2023
Net position of derivatives subject to master netting arrangements and subject to collateralization	$8	$(4)
Cash collateral held by third parties or in escrow	54	104

147 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Years Ended December 31,
	2024	2023	2022
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$493	$42	$869
Foreign currency derivatives	(12)	2	17
Commodity derivatives	80	(48)	16
Total	$561	$(4)	$902
Gains (losses) reclassified from AOCL to earnings
Interest rate derivatives — Interest expense	$(32)	$51	$(72)
Foreign currency derivatives — Foreign currency transaction gains (losses)	(6)	(4)	2
Commodity derivatives — Cost of sales—Non-Regulated	—	17	2
Total	$(38)	$64	$(68)
Gains (losses) on fair value hedging relationships
Cross-currency derivatives
Derivatives designated as hedging instruments	$63	$(72)	$(35)
Hedged items	(58)	58	26
Total	$5	$(14)	$(9)
Loss reclassified from AOCL to earnings due to impairment of assets	$—	$—	$(16)
Gains reclassified from AOCL to earnings due to change in forecast	$11	$14	$26
Gain (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives — Interest expense	$—	$(7)	$4
Foreign currency derivatives — Foreign currency transaction gains (losses)	66	19	21
Commodity derivatives — Revenue—Non-Regulated	255	205	(111)
Commodity derivatives — Cost of sales—Non-Regulated	(97)	56	68
Total	$224	$273	$(18)
Reclassifications from AOCL to earnings are forecasted to decrease pre-tax income from continuing operations by $13 million for the twelve months ended December 31, 2025, primarily related to interest rate derivatives.
7. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents long-term financing receivables, excluding lease receivables and amounts classified as held for sale, by country as of the dates indicated (in millions).

	December 31, 2024			December 31, 2023
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
U.S.	$48	$15	$33	$149	$—	$149
Chile	45	—	45	33	—	33
Other	9	—	9	11	—	11
Total	$102	$15	$87	$193	$—	$193
U.S. — AES has recorded non-current receivables pertaining to the sale of the Redondo Beach land. The anticipated collection period extends beyond December 31, 2025. As of December 31, 2023, a significant financing receivable existed for the Warrior Run PPA termination agreement where $108 million was recorded in Other non-current assets on the Consolidated Balance Sheets. On February 1, 2024, the Company executed an agreement to sell all remaining future cash flows under the termination agreement. At the time of execution, the transaction was considered a sale of future revenue under U.S. GAAP. Upon completion of the remaining performance obligation in May 2024, the corresponding receivable balance of $267 million, net of valuation allowance of $7 million, was derecognized. See Note 21—Revenue for further details regarding the Warrior Run PPA termination agreement.
Chile — AES Andes has recorded receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government in October 2019, August 2022, and April 2024, in conjunction with the Tariff Stabilization Laws. Historically, the government updated the prices for these contracts every six months to reflect the contracts' indexation to exchange rates and commodities prices. The Tariff Stabilization Laws do not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewables contracts are incorporated to supply regulated contracts. Consequently, costs incurred in excess of the July 1, 2019 price were

148 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

accumulated and borne by generators. As of December 31, 2024, AES Andes aimed to reduce its exposure through the sale of receivables.
Through different agreements and programs, as of December 31, 2024 AES Andes sold and collected $151 million and $217 million related to agreements executed in August 2023 and October 2024 to sell up to $227 million and $254 million of receivables pursuant to the Stabilization Funds, respectively. As of December 31, 2024, $8 million of current receivables and $5 million of noncurrent receivables were recorded in Accounts receivable and Other noncurrent assets, respectively. Additionally, $39 million of payment deferrals granted to mining customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at December 31, 2024.
8. ALLOWANCE FOR CREDIT LOSSES
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

Twelve Months Ended December 31, 2024	Accounts Receivable	Mong Duong Loan Receivable (1)	Argentina Receivables	Other (2)	Total
CECL reserve balance at beginning of period	$15	$25	$7	$17	$64
Current period provision	43	—	—	15	58
Write-offs charged against allowance	(7)	—	—	(6)	(13)
Recoveries collected	1	(2)	—	—	(1)
Allowance derecognized due to disposal of a business	—	—	—	(7)	(7)
Foreign exchange	—	—	(2)	(3)	(5)
CECL reserve balance at end of period	$52	$23	$5	$16	$96

Twelve Months Ended December 31, 2023	Accounts Receivable	Mong Duong Loan Receivable (1)	Argentina Receivables	Lease Receivable (3)	Other	Total
CECL reserve balance at beginning of period	$3	$28	$30	$20	$2	$83
Current period provision	23	—	—	—	17	40
Write-offs charged against allowance	(15)	—	—	(20)	—	(35)
Recoveries collected	2	(3)	—	—	—	(1)
Foreign exchange	2	—	(23)	—	(2)	(23)
CECL reserve balance at end of period	$15	$25	$7	$—	$17	$64
_____________________________
(1)Mong Duong loan receivable credit losses allowance was classified in held-for-sale assets on the Consolidated Balance Sheets as of December 31, 2024 and 2023.
(2)Primarily relates to credit losses allowance on financing receivables in the U.S. and credit losses allowance at AES Brasil which was sold on October 31, 2024.
(3)Lease receivable credit losses allowance at Southland Energy (AES Gilbert).
During 2024, the current period provision and allowance for credit losses on customer accounts receivable increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of customer billing system upgrades at our utilities. This has resulted in higher past due customer receivables as of December 31, 2024. The utilities anticipate reinstituting customer disconnections and write-off processes during 2025.

149 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

9. INVESTMENTS IN AND ADVANCES TO AFFILIATES
The following table summarizes the relevant effective equity ownership interest and carrying values for the Company's investments accounted for under the equity method as of the periods indicated:

December 31,		2024	2023	2024	2023
Affiliate	Country	Carrying Value (in millions)		Ownership Interest %
sPower (1)	United States	$548	$423	50%	50%
Grupo Energía Gas Panamá (2)	Panama	194	114	24%	24%
Fluence	United States	155	148	28%	29%
Uplight	United States	82	86	25%	29%
Energía Natural Dominicana Enadom (3)	Dominican Republic	65	77	33%	33%
Mesa La Paz	Mexico	43	42	50%	50%
Other affiliates (4)	Various	37	51
Total		$1,124	$941
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
(3)The Company's ownership in Energía Natural Dominicana Enadom is held through Andres, a 65%-owned consolidated subsidiary. Andres owns 50% of Energía Natural Dominicana Enadom, resulting in an AES effective ownership of 33%.
(4)Includes Bosforo, Jordan, Barry, Alto Maipo, and various other equity method investments. Barry and Alto Maipo represent VIEs in which the Company holds a variable interest but is not the primary beneficiary.
Jordan — In March 2024, the Company completed the sale of approximately 26% ownership interest in Amman East and IPP4 for a sale price of $58 million. After adjusting for dividends received since the execution of the sale and purchase agreement, the Company received a net cash payment of $45 million. After completion of the sale, the Company retained 10% ownership interest in each of the businesses, which are accounted for as equity method investments. See Note 25—Held-for-Sale and Dispositions for further information. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
Uplight — In February 2024, Uplight acquired AutoGrid, a market leader in the Virtual Power Plant space, from Schneider Electric. As part of the transaction, Schneider contributed an additional $40 million to Uplight, and Uplight issued approximately 91 million additional common units to Schneider as consideration for the acquisition. No incremental investment was required from AES or any other investor. As a result, AES' 29% ownership interest in Uplight was diluted to 25%. The transaction was accounted for as a partial disposition in which AES recognized a gain of $52 million in Gain (loss) on disposal and sale of business interests upon remeasurement. As the Company still does not control but has significant influence over Uplight after the transaction, it continues to be accounted for as an equity method investment and is reported in the New Energy Technologies SBU reportable segment.
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

150 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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
Alto Maipo — In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore will not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of December 31, 2024, the fair value is insignificant. Alto Maipo is reported in the Energy Infrastructure SBU reportable segment.
Barry — The Company holds a 100% ownership interest in AES Barry Ltd. ("Barry"), a dormant entity in the U.K. that disposed of its generation and other operating assets. Due to a debt agreement, no material financial or operating decisions can be made without the banks' consent, and the Company does not control Barry. As of both December 31, 2024 and 2023, other long-term liabilities included $41 million related to this debt agreement. Barry is reported in the Energy Infrastructure SBU reportable segment.
Summarized Financial Information — The following tables summarize financial information of the Company's 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates			Majority-Owned Unconsolidated Subsidiaries(1)
Years ended December 31,	2024	2023	2022	2024	2023	2022
Revenue	$3,553	$2,905	$1,780	$1	$1	$1
Operating income (loss)	141	(28)	(361)	(1)	(1)	(1)
Net loss	(107)	(182)	(527)	(1)	(1)	—
Net loss attributable to affiliates	(12)	(157)	(405)	(1)	(1)	—

December 31,	2024	2023		2024	2023
Current assets	$2,493	$1,759		$132	$117
Noncurrent assets	7,808	7,569		408	533
Current liabilities	2,023	1,638		129	114
Noncurrent liabilities	4,270	4,085		448	572
Stockholders' equity	2,960	2,318		(37)	(30)
Noncontrolling interests	1,048	1,287		—	(6)
_____________________________
(1)The summarized financial information of Alto Maipo is not included in the table above as the Company is not the primary beneficiary, the fair value of the investment is insignificant, and the investment in Alto Maipo is not material to the financial results of the Company.
At December 31, 2024, retained earnings included $383 million related to the undistributed losses of the Company's affiliates. Dividends received from these affiliates were $32 million, $5 million, and $47 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the aggregate carrying amount of our investments in equity affiliates exceeded the underlying equity in the net assets of our equity affiliates by $23 million.

151 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill — The following table summarizes the carrying amount of goodwill by reportable segment for the years ended December 31, 2024 and 2023 (in millions):

	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Balance as of December 31, 2023
Goodwill	$353	$2,709	$683	$3	$3,748
Accumulated impairment losses	(35)	(2,709)	(656)	—	(3,400)
Net balance	318	—	27	3	348
Goodwill derecognized due to disposal of a business	—	—	—	(3)	(3)
Balance as of December 31, 2024
Goodwill	353	2,709	683	—	3,745
Accumulated impairment losses	(35)	(2,709)	(656)	—	(3,400)
Net balance	$318	$—	$27	$—	$345
TEG TEP — During the fourth quarter of 2023, the Company performed the goodwill impairment test for the TEG TEP reporting unit. The fair value of the reporting unit was determined under the income approach using a discounted cash flow valuation model. The estimated fair value was less than its carrying amount and as a result the Company recognized impairment expense of $12 million, reducing the goodwill balance of TEG TEP to zero. The decrease in fair value since the date of our last impairment test on July 31, 2023 was primarily driven by an increase in the discount rate due to increasing risk of non-renewal of operating permits required to operate after March 31, 2024. In 2024, TEG and TEP successfully migrated to the new energy regime and currently operate according to ISO instructions. TEG and TEP are reported in the Energy Infrastructure SBU reportable segment.
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
AES El Salvador — During the fourth quarter of 2022, the Company performed the annual goodwill impairment test for the El Salvador reporting unit. The Company performed a quantitative impairment test and utilized the income approach. The estimated fair value was less than its carrying amount and as a result the Company recognized goodwill impairment expense of $133 million, reducing the goodwill balance of AES El Salvador to zero. Since the date of our last impairment test in 2021, the Company had seen market participants substantially increase return expectations for the perceived country risk for El Salvador. The impact of the increase has substantially increased our discount rate, resulting in a full impairment. AES El Salvador is reported in the Utilities SBU reportable segment.
Other Intangible Assets — The following table summarizes the balances comprising Other intangible assets in the accompanying Consolidated Balance Sheets (in millions) as of the dates indicated:

152 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

	December 31, 2024			December 31, 2023
	Gross Balance	Accumulated Amortization	Net Balance	Gross Balance	Accumulated Amortization	Net Balance
Subject to Amortization
Internal-use software	$794	$(333)	$461	$696	$(324)	$372
Contracts	68	(29)	39	337	(37)	300
Project development (1)	1,328	(37)	1,291	1,222	(43)	1,179
Emissions allowances (2)	1	—	1	50	—	50
Concession rights	19	(19)	—	222	(71)	151
Land use rights	108	(3)	105	119	(3)	116
Other (3)	28	(5)	23	45	(20)	25
Subtotal	2,346	(426)	1,920	2,691	(498)	2,193
Indefinite-Lived Intangible Assets
Land use rights	8	—	8	22	—	22
Transmission rights	17	—	17	20	—	20
Other	2	—	2	8	—	8
Subtotal	27	—	27	50	—	50
Total	$2,373	$(426)	$1,947	$2,741	$(498)	$2,243
_____________________________
(1)Includes emission offset fee to the Air Quality Management District in order to transfer emission offsets from retired legacy Southland units to the new CCGT.
(2)Acquired or purchased emissions allowances are finite-lived intangible assets that are expensed when utilized and included in net income for the year.
(3)Includes management rights, renewable energy credits and incentives, and other individually insignificant intangible assets.
The following tables summarize other intangible assets acquired during the periods indicated (in millions):

December 31, 2024	Amount	Subject to Amortization/Indefinite-Lived	Weighted Average Amortization Period (in years)	Amortization Method
Internal-use software	$114	Subject to Amortization	11	Straight-line
Project development	134	Subject to Amortization	40	Straight-line
Emissions allowances	8	Subject to Amortization	Various	As utilized
Land use rights	2	Various	N/A	Various
Other	8	Various	N/A	N/A
Total	$266

December 31, 2023	Amount	Subject to Amortization/Indefinite-Lived	Weighted Average Amortization Period (in years)	Amortization Method
Internal-use software	$159	Subject to Amortization	15	Straight-line
Contracts	12	Subject to Amortization	21	Straight-line
Project development	242	Subject to Amortization	39	Straight-line
Emissions allowances	23	Subject to Amortization	Various	As utilized
Land use rights	91	Various	N/A	Various
Other	9	Various	N/A	N/A
Total	$536
The following table summarizes the estimated amortization expense by intangible asset category for 2025 through 2029:

(in millions)	2025	2026	2027	2028	2029
Internal-use software	$58	$55	$52	$49	$47
Contracts	2	2	2	2	2
Project development	14	16	16	16	16
Other	3	3	3	3	3
Total	$77	$76	$73	$70	$68
Intangible asset amortization expense was $88 million, $82 million and $71 million for the years ended December 31, 2024, 2023 and 2022, respectively.

153 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

11. REGULATORY ASSETS AND LIABILITIES
The Company has recorded regulatory assets and liabilities (in millions) that it expects to pass through to its customers in accordance with, and subject to, regulatory provisions as follows:

December 31,	2024	2023	Recovery/Refund Period Ends
Regulatory assets
Current regulatory assets:
Undercollection of rate riders	$177	$127	2025
El Salvador energy pass through costs recovery	117	119	2025
Other	37	19	2025
Total current regulatory assets	331	265
Noncurrent regulatory assets:
AES Indiana and AES Ohio defined benefit pension obligations (1)	183	179	Various
AES Indiana Petersburg Units 1 and 2 retirement costs (1)	129	260	2033
AES Indiana Petersburg Units 3 and 4 retirement costs (1)	94	—	Various
AES Indiana environmental costs	65	70	Various
AES Indiana Hoosier Wind termination of pre-existing PPA (1) (2)	53	—	2039
AES Indiana TDSIC costs (1)	52	36	Various
El Salvador energy pass through costs recovery	39	—	Various
AES Ohio regulatory compliance costs (1)	33	45	2028
Other	143	108	Various
Total noncurrent regulatory assets	791	698
Total regulatory assets	$1,122	$963
Regulatory liabilities
Current regulatory liabilities:
Overcollection of costs to be passed back to customers	$18	$34	2025
Other	4	7	2025
Total current regulatory liabilities	22	41
Noncurrent regulatory liabilities:
AES Indiana and AES Ohio accrued costs of removal and AROs	465	586	Life of assets
AES Indiana and AES Ohio income taxes payable to customers through rates	93	117	Various
Other	5	6	Various
Total noncurrent regulatory liabilities	563	709
Total regulatory liabilities	$585	$750
_____________________________
(1)Past expenditures on which the Company earns a rate of return.
(2)AES Indiana acquired the Hoosier Wind project in February 2024. See Note 26—Acquisitions for further information.
Our current regulatory assets and liabilities primarily consist of under or overcollection of costs that are generally non-controllable, such as purchased electricity, energy transmission, fuel costs, and other sector costs. These costs are recoverable or refundable as defined by the laws and regulations in our markets. Our noncurrent regulatory assets include defined pension and postretirement benefit obligations equal to the previously unrecognized actuarial gains and losses and prior service costs that are expected to be recovered through future rates, as well as the carrying value of AES Indiana's Petersburg Units 1 through 4 at their retirement dates, which are amortized over the life of the assets beginning on the dates of retirement. Other current and noncurrent regulatory assets primarily consist of:
•Project development costs, mainly legal and consulting fees, incurred for renewables projects as well as carrying costs on AES Indiana's investments in the projects;
•Vegetation management costs and proactive reliability optimization at AES Ohio;
•Materials and supplies inventories related to AES Indiana's Petersburg Units 3 and 4;
•Deferred Midcontinent ISO costs at AES Indiana; and
•Unamortized premiums reacquired or redeemed on long-term debt, which are amortized over the lives of the original issuances, at AES Indiana.
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

154 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

In the accompanying Consolidated Balance Sheets, current regulatory assets and liabilities are reflected in Other current assets and Accrued and other liabilities, respectively, and noncurrent regulatory assets and liabilities are reflected in Other noncurrent assets and Other noncurrent liabilities, respectively. All of the regulatory assets and liabilities as of December 31, 2024 and December 31, 2023 are related to the Utilities SBU reportable segment.
Pending Regulatory Action — AES Ohio is facing appeals from the Office of the Ohio Consumers’ Council (“OCC”) regarding the PUCO’s decisions to approve the reversion to ESP 1 and the Smart Grid Comprehensive Settlement. The OCC is specifically seeking a refund of Rate Stabilization Charge revenues dating back to August 2021 and has appealed the final PUCO order with respect to the 2018 and 2019 SEET, which was part of the Smart Grid Comprehensive Settlement. Oral arguments for these appeals are scheduled for April 2025. Additionally, AES Ohio reached a settlement on its Smart Grid Phase 2 plan, which includes a 4-year plan for significant investments in grid modernization and distribution system enhancements; AES Ohio expects an order from the PUCO in the second quarter of 2025. In November 2024, AES Ohio filed an application with the PUCO to increase its distribution rates; the procedural schedule for the new distribution rate case has not yet been established.
12. OBLIGATIONS
NON-RECOURSE DEBT — Non-recourse debt represents debt issued by one of our subsidiaries to be repaid solely from the subsidiary's assets. Repayments of the loans, and interest thereon, is secured solely by the capital stock, physical assets, contracts, and cash flows of that subsidiary, and the Parent Company is not otherwise liable for such debt. The following table summarizes the carrying amount and terms of non-recourse debt at our subsidiaries, excluding amounts classified as held for sale, as of the periods indicated (in millions):

NON-RECOURSE DEBT	Weighted Average Interest Rate	Maturity	December 31,
			2024	2023
Variable Rate:
Bank loans (1)	6.49%	2025 - 2038	$5,132	$5,568
Notes and bonds	8.00%	2025	105	1,768
Revolver borrowings	6.25%	2025 - 2028	3,147	2,356
Other	11.15%	2030	16	31
Fixed Rate:
Bank loans	6.55%	2025 - 2064	2,610	1,473
Notes and bonds	5.23%	2025 - 2079	11,737	11,228
Other (2)	9.38%	2025 - 2061	297	53
Unamortized (discount) premium & debt issuance (costs), net			(301)	(333)
Subtotal			$22,743	$22,144
Less: Current maturities (3) (4)			(2,670)	(3,924)
Noncurrent maturities (3) (4)			$20,073	$18,220
_____________________________
(1)    Variable rate bank loans as of December 31, 2023 includes $249 million at Dominican Republic Renewables, which was classified as held and used as of December 31, 2023, but is classified as held-for-sale as of December 31, 2024. See Note 25—Held-for-Sale and Dispositions for further information.
(2)    Other fixed rate debt includes $250 million related to preferred shares that include mandatory redemption features at Bellefield Equity Holdings and are therefore classified as a liability under ASC 480 as of December 31, 2024.
(3)    Excludes $18 million and $8 million (current) and $553 million and $262 million (noncurrent) finance lease liabilities included in the respective non-recourse debt line items on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. See Note 15—Leases for further information.
(4)    Includes $650 million (current) and $8.2 billion (noncurrent) of non-recourse debt related to VIEs as of December 31, 2024.
The interest rate on variable rate debt represents the total of a variable component that is based on changes in an interest rate index and a fixed component. The Company has interest rate swap agreements that economically fix the variable component of the interest rates on the portion of the variable rate debt being hedged in an aggregate notional principal amount of approximately $3.7 billion on non-recourse debt outstanding at December 31, 2024.
The following table summarizes the amounts due under our non-recourse debt agreements for the next five years and thereafter, as of December 31, 2024 (in millions):

December 31,	Annual Maturities
2025	$2,678
2026	4,858
2027	3,052
2028	993
2029	1,796
Thereafter	9,667
Unamortized (discount) premium & debt issuance (costs), net	(301)
Total	$22,743

155 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

As of December 31, 2024, AES subsidiaries had approximately $1.7 billion in various unused committed credit lines to support their working capital, debt service reserves, and other business needs. These credit lines can be used for borrowings, letters of credit, or a combination of these uses.
Significant transactions — During the year ended December 31, 2024, the Company’s following subsidiaries had significant debt issuances (in millions):

Subsidiary	Issuances (1)
AES Clean Energy	$3,219
AES Indiana (2)	1,450
AES Andes	1,248
_____________________________
(1)These amounts do not include revolving credit facility activity at the Company's subsidiaries.
(2)Issuances related to both AES Indiana and its parent company, IPALCO.
AES Clean Energy — In December 2024, Bellefield 2 Seller, LLC executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $1.7 billion. As of December 31, 2024, there were $394 million in borrowings under the facilities at an interest rate of 5.70%, maturing in 2026.
In November 2024, AES Clean Energy, AES Clean Energy Development, and Bellefield Equity Holdings LLC ("Bellefield") entered into several key agreements with HASI, including an investment agreement under which HASI invested $250 million in Bellefield in exchange for a preferred membership interest. AES Clean Energy holds a call option under which there is an unconditional obligation to redeem HASI’s preferred shares in Bellefield at the earlier of the substantial completion date or December 1, 2026, with the redemption amount consisting of the initial investment plus a 10% internal rate of return. As the call option on the preferred shares includes mandatory redemption features, the instrument was classified as a liability under ASC 480 and was recorded at its fair value, which equals the gross proceeds received of $250 million. The instrument will be accreted to its redemption amount using the effective interest method.
In July 2024, AES Clean Energy Development executed a construction loan that includes letters of credit to further support the construction and operation of certain projects. As of December 31, 2024, there were no borrowings under the agreement.
In December 2023, Bellefield Portfolio Seller, LLC and Bellefield 1 Finco, LLC, subsidiaries of AES Clean Energy Development, executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $2.4 billion due in 2026. As of December 31, 2024, there was $1.7 billion in outstanding borrowings under the facilities, and the net proceeds were used primarily to repay existing indebtedness and to fund development of renewables projects.
In October 2023, Rexford I Holdings, LLC, a subsidiary of AES Renewable Holdings, executed a $300 million bridge loan due in 2024. The net proceeds from this issuance were used primarily to fund development of renewables projects. The bridge loan was repaid in July 2024.
In December 2022, AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and storage projects that are owned by the Issuers. On December 13, 2022, the Issuers entered into the Note Purchase Agreement for the issuance of up to $647 million of 6.55% Senior Notes due in 2047. The Notes were sold on December 14, 2022, at par for $647 million. The Issuers have executed amendments to the Note Purchase Agreement, which have resulted in an aggregate principal amount of notes issued of $2.2 billion as of December 31, 2024, including $491 million in 6.81% notes issued in May 2024, and $842 million in 6.04% notes issued in November 2024. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. As a result of the notes issued in 2024, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $1.1 billion, resulting in an aggregate carrying amount of notes of $1.4 billion as of December 31, 2024.
In 2021, AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements with aggregate commitments of $1.2 billion and maturity dates in December 2024 and September 2025. The Borrowers executed amendments to the revolving credit facilities, which resulted in an aggregate increase in the commitments of $2.6 billion, bringing the total commitments under the new agreements to $3.8 billion. Under 2024 amendments, the maturity dates of the Credit Agreements were extended to

156 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

May 2027 and June 2028. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used and net of repayments, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $638 million in 2024, resulting in total commitments used under the revolving credit facilities, as of December 31, 2024, of $2.9 billion. As of December 31, 2024, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $3.1 billion.
AES Indiana — In August 2024, AES Indiana entered into an unsecured $400 million 364-day term loan agreement, maturing August 2025. AES Indiana drew $300 million at closing and drew the remaining $100 million in October 2024, with the proceeds being used for general corporate purposes at AES Indiana.
In March 2024, AES Indiana issued $650 million aggregate principal of 5.70% First Mortgage Bonds due April 2054. The net proceeds from this issuance were used to repay existing indebtedness, including its unsecured $300 million term loan due in November 2024 and amounts outstanding under its $350 million revolving credit agreement maturing in December 2027, and for general corporate purposes at AES Indiana.
In March 2024, IPALCO issued $400 million aggregate principal of 5.75% senior secured notes due April 2034. In April 2024, the net proceeds from this issuance, together with cash on hand, were used to redeem the outstanding $405 million of IPALCO’s 3.70% senior secured notes due in September 2024.
In November 2023, AES Indiana executed a $300 million term loan due in 2024. The net proceeds from this issuance were used for general corporate purposes at AES Indiana. The term loan was repaid in March 2024.
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
AES Puerto Rico — On June 1, 2023, AES Puerto Rico was unable to pay principal and interest obligations on its Series A Bond Loans due to insufficient funds resulting from financial difficulties at the business. AES Puerto Rico signed forbearance and standstill agreements with its noteholders in July 2023 because of the insufficiency of funds to meet these obligations. On March 5, 2024, AES Puerto Rico and its noteholders executed a financial restructuring, under which the $156 million (including interest) of 6.625% Series A Bond Loans due 2026 was exchanged for $112 million of 6.625% senior secured bonds due January 2028 and $44 million of preferred shares in AES Puerto Rico. The preferred shares bear interest at 3.125% and contains an option whereby AES may call the preferred shares to be converted into 99.9% of the ordinary shares of AES Puerto Rico between December 30, 2025 and December 30, 2027, or would have the option to settle the preferred shares in cash. The noteholders also provided a $23 million bridge loan due March 2026 bearing interest at prime plus 4%. AES Puerto Rico is required to make mandatory prepayments through cash sweeps based on excess cash (as defined in the loan agreements) available from operations on the bridge loan, senior secured bonds, and preferred shares interest. The financial restructuring was accounted for as a troubled debt restructuring in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors” as AES Puerto Rico was experiencing financial difficulties and the lenders granted a concession. No gain was recognized for the year ended December 31, 2024 as a result of this transaction. As of December 31, 2024, cash settlement of the preferred shares is contingent, as the amounts would not be required to be settled in cash if the option to settle the preferred shares with common shares is exercised.

157 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

AES Ohio — In December 2023, AES Ohio issued $200 million of First Mortgage Bonds in a private placement offering, in which $92 million aggregate principal of 5.49% bonds and $108 million aggregate principal of 5.70% bonds due in 2028 and 2033, respectively, were issued. The net proceeds from the issuances were used primarily to repay existing indebtedness and for general corporate purposes at AES Ohio.
Netherlands and Colon — In January 2023, AES Hispanola Holdings BV and Colon, as co-borrowers, executed a $350 million credit agreement at 8.85%, due in 2028. The Company allocated $300 million and $50 million of the proceeds from the agreement to AES Hispanola Holdings BV and Colon, respectively. The net proceeds from the agreement were used to partially repay the $500 million bridge loan executed in 2022. The remaining principal outstanding of the bridge loan was repaid with proceeds from operating cash flows as well as cash from the Parent Company. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $1 million.
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
As of December 31, 2024 and 2023, approximately $147 million and $341 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. Of these amounts, $79 million and $158 million, respectively, were included within Restricted cash and $68 million and $183 million, respectively, were included within Debt service reserves and other deposits in the accompanying Consolidated Balance Sheets. As of December 31, 2024 and 2023, approximately $155 million and $90 million, respectively, of the restricted cash balances were for collateral held to cover potential liability for current and future insurance claims being assumed by AGIC, AES' captive insurance company. Of total restricted cash and debt service reserves of $515 million, $245 million related to VIEs as of December 31, 2024.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $885 million at December 31, 2024.
The following table summarizes the Company's subsidiary non-recourse debt in default (in millions) as of December 31, 2024. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

	Primary Nature of Default	December 31, 2024
Subsidiary		Debt in Default	Net Assets (Liabilities)
AES Dominican Renewable Energy (1)	Covenant	$354	$88
AES Puerto Rico	Payment	158	(416)
AES Ilumina (Puerto Rico)	Covenant	22	30
AES Jordan Solar	Covenant	6	12
Total		$540
_____________________________
(1)On February 6, 2025, AES Dominican Renewable Energy failed to comply with a covenant on its debt, resulting in a technical default. AES Dominican Renewable Energy is classified as held-for-sale as of December 31, 2024, therefore the associated non-recourse debt is classified in Current held-for-sale liabilities on the Consolidated Balance Sheet.
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
AES Mexico Generation Holdings (TEG and TEP) — In December 2024, AES Mexico Generation Holdings executed an amendment to the original credit agreement with its noteholders, obtaining waivers for prior covenant default events through June 30, 2025. As of December 31, 2024, the AES Mexico Generation Holdings debt balance of $128 million was not in default.
The AES Corporation's recourse debt agreements include cross-default clauses that will trigger if a subsidiary provides 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters and has an outstanding principal in excess of $200 million in default. As of December 31, 2024, the Company's subsidiaries had no defaults which resulted in a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving

158 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

credit facilities, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
RECOURSE DEBT — Recourse debt represents debt that the Parent Company has an obligation to settle. This can be debt issued directly by the Parent Company or debt issued by a subsidiary under which the Parent Company has explicit commitments such as guarantees, indemnities, letters of credit, or agreements to settle if the subsidiary defaults. The following table summarizes the carrying amount and terms of recourse debt as of the periods indicated (in millions):

	Interest Rate	Final Maturity	December 31, 2024	December 31, 2023
Senior Variable Rate Term Loan	SOFR + 1.125%	2024	$—	$200
Senior Unsecured Note	3.30%	2025	900	900
Senior Unsecured Note	1.375%	2026	800	800
Senior Unsecured Note	5.45%	2028	900	900
Senior Unsecured Note	3.95%	2030	700	700
Senior Unsecured Note	2.45%	2031	1,000	1,000
Junior Unsecured Note	7.60%	2055	950	—
Junior Unsecured Note	6.95%	2055	500	—
Unamortized (discount) premium & debt issuance (costs), net			(46)	(36)
Subtotal			$5,704	$4,464
Less: Current maturities			(899)	(200)
Noncurrent maturities			$4,805	$4,264
The following table summarizes the principal amounts due under our recourse debt for the next five years and thereafter (in millions):

December 31,	Annual Maturities
2025	$900
2026	800
2027	—
2028	900
2029	—
Thereafter	3,150
Unamortized (discount) premium & debt issuance (costs), net	(46)
Total recourse debt	$5,704
Subordinated Notes due January 2055 — In May 2024, the Company issued $950 million aggregate principal of 7.60% fixed-to-fixed reset rate subordinated notes due in January 2055. AES allocates the net proceeds from this offering to one or more eligible green projects, which may include the development or redevelopment of such projects. Pending such allocation, the net proceeds from the offering are used for general corporate purposes.
Subordinated Notes due July 2055 — In December 2024, the Company issued $500 million aggregate principal of 6.95% fixed-to-fixed reset rate subordinated notes due in July 2055. AES utilized the net proceeds from this offering to repay existing indebtedness, including borrowings under the revolving facility of its senior credit facility and commercial paper program.
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

159 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The commercial paper program is backed by the Company's $1.8 billion in revolving credit facilities, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. During 2024, the Company borrowed and repaid approximately $57.9 billion under the commercial paper program, with average daily outstanding borrowings of $611 million. As of December 31, 2024, the Company had no outstanding borrowings under the commercial paper program.
Revolving Credit Facilities — In December 2024, AES executed a $300 million senior unsecured revolving credit facility, maturing in December 2026. The aggregate commitment under its previously existing revolving credit facility is $1.5 billion and matures in August 2027. As of December 31, 2024, AES had no outstanding drawings under either of its revolving credit facilities.
Recourse Debt Covenants and Guarantees — The Company's obligations under the indentures governing the senior notes due 2025 and 2030 are currently unsecured following the achievement of two investment grade ratings and the release of security in accordance with the terms of the facility and the notes. If the Company’s credit rating falls below "Investment Grade" from at least two of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc., as determined in accordance with the terms of the revolving credit facility and indenture dated May 15, 2020 (BBB-, or in the case of Moody’s Investor Services, Inc. Baa3), then the obligations under the indentures governing the senior notes due 2025 and 2030 become, subject to certain exceptions, secured by (i) all of the capital stock of domestic subsidiaries owned directly by the Company or certain subsidiaries and 65% of the capital stock of certain foreign subsidiaries owned directly by the Company and certain subsidiaries, and (ii) certain intercompany receivables, certain intercompany notes, and certain intercompany tax sharing agreements.
Each revolving credit facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to, limitations on liens; restrictions on mergers and acquisitions and the disposition of assets; and other financial reporting requirements.
Each revolving credit facility also contains one financial covenant, evaluated quarterly, requiring the Company to maintain a maximum ratio of recourse debt to adjusted operating cash flow of 5.75 times.
The terms of the Company's senior notes contain certain customary covenants, including limitations on the Company's ability to incur liens or enter into sale and leaseback transactions.
SUPPLIER FINANCING ARRANGEMENTS — With some purchases, the Company enters into supplier financing arrangements with the goal of securing improved payment terms. The Company confirms supplier invoices to an intermediary financial institution who will pay the supplier directly or reimburse the Company for payments made to the supplier. These arrangements are included in Supplier financing arrangements on the Consolidated Balance Sheets in Current liabilities as the amounts are all due in less than a year; the related interest expense is recorded on the Consolidated Statements of Operations within Interest expense. These agreements ranged from less than $1 million to $69 million with a weighted average interest rate of 6.83% and 7.51% as of December 31, 2024 and December 31, 2023, respectively. Of the amounts outstanding under supplier financing arrangements, $616 million and $814 million were guaranteed by the Company as of December 31, 2024 and 2023, respectively.
The following table shows a rollforward for outstanding supplier financing arrangements for the years ended December 31, 2024 and 2023 (in millions):

	2024	2023
Balance at January 1	$974	$662
Invoices confirmed during the year	1,737	1,907
Confirmed invoices paid during the year	(1,794)	(1,595)
Balance at December 31	$917	$974

160 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

13. COMMITMENTS
The Company enters into long-term contracts for construction projects, maintenance and service, transmission of electricity, operations services and purchases of electricity and fuel. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances. The following table shows the future minimum commitments for continuing operations under these contracts as of December 31, 2024 for 2025 through 2029 and thereafter as well as actual purchases under these contracts for the years ended December 31, 2024, 2023, and 2022 (in millions):

Actual purchases during the year ended December 31,	Electricity Purchase Contracts	Fuel Purchase Contracts	Other Purchase Contracts
2022	$1,156	$3,375	$3,602
2023	1,134	1,982	3,181
2024	797	1,869	3,507
Future commitments for the year ending December 31,
2025	$759	$1,701	$2,485
2026	731	1,005	262
2027	660	774	192
2028	648	528	140
2029	640	474	142
Thereafter	5,484	1,259	892
Total	$8,922	$5,741	$4,113
14. CONTINGENCIES
Parent Guarantees and Letters of Credit — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than 1 year to no more than 32 years.
The following table summarizes the Parent Company's contingent contractual obligations as of December 31, 2024. Amounts presented in the following table represent the Parent Company's current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure per individual agreement. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$3,040	89	< $1 — 350
Letters of credit under bilateral agreements	378	9	$11 — 88
Letters of credit under the unsecured credit facilities	129	28	< $1 — 50
Letters of credit under the revolving credit facilities	18	9	< $1 — 4
Surety bonds	2	2	< $1 — 1
Total	$3,567	137
During the year ended December 31, 2024, the Parent Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Subsidiary Guarantees and Letters of Credit — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, certain of the Company's subsidiaries have expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events, or are customary payment guarantees for amounts due under existing contracts in the normal course of business. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of December 31, 2024, the maximum undiscounted potential exposure to guarantees and letters of credit issued by our subsidiaries was $5.3 billion, including $2.2 billion of customary payment guarantees under EPC contracts and other agreements, $1.4

161 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

billion of letters of credit outstanding, $1.2 billion of surety bonds and other guarantees issued by insurance companies, and $388 million of tax equity financing related guarantees.
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended December 31, 2024 and 2023, the Company recognized liabilities of $2 million and $9 million, respectively, for projected environmental remediation costs. These amounts are reported on the Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of December 31, 2024. Unasserted claims are not included in the range of potential losses related to environmental matters until it is probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be immaterial. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $5 million and $17 million as of December 31, 2024 and 2023, respectively. These amounts are reported on the Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2024. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $39 million and $66 million. Included in this range is a reasonably possible legal contingency for environmental remediation costs related to AES Sul, a business the Company disposed of in 2016, estimated to be approximately R$15 million to R$60 million ($2 million to $10 million). The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions. See Note 24—Income Taxes for further information.
15. LEASES
LESSEE — The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the dates indicated (in millions):

	Consolidated Balance Sheet Classification	December 31, 2024	December 31, 2023
Assets
Right-of-use assets — finance leases	Property, plant and equipment, net	$547	$250
Right-of-use assets — operating leases	Other noncurrent assets	372	380
Total right-of-use assets		$919	$630
Liabilities
Finance lease liabilities (current)	Non-recourse debt (current liabilities)	$18	$8
Finance lease liabilities (noncurrent)	Non-recourse debt (noncurrent liabilities)	553	262
Total finance lease liabilities		571	270
Operating lease liabilities (current)	Accrued and other liabilities	26	37
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	392	387
Total operating lease liabilities		418	424
Total lease liabilities		$989	$694

162 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

The following table summarizes supplemental balance sheet information related to leases as of the dates indicated:

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term — finance leases	36 years	34 years
Weighted-average remaining lease term — operating leases	27 years	27 years
Weighted-average discount rate — finance leases	5.38%	5.36%
Weighted-average discount rate — operating leases	7.25%	7.70%
The following table summarizes the components of lease cost recognized in Cost of Sales on the Consolidated Statements of Operations for the periods indicated (in millions):

	Years Ended December 31,
Components of Lease Cost	2024	2023
Operating lease cost	$56	$52
Finance lease cost:
Amortization of right-of-use assets	13	7
Interest on lease liabilities	22	10
Short-term lease costs	18	16
Total lease cost	$109	$85
Operating cash outflows from operating leases included in the measurement of lease liabilities were $59 million and $54 million for the years ended December 31, 2024 and 2023, respectively, and operating cash outflows from finance leases were $7 million and $5 million for the years ended December 31, 2024 and 2023, respectively. Right-of-use assets obtained in exchange for new operating and finance lease liabilities were $129 million and $327 million, respectively, for the year ended December 31, 2024, and $129 million and $96 million, respectively, for the year ended December 31, 2023.
The following table shows the future lease payments under operating and finance leases for continuing operations together with the present value of the net lease payments as of December 31, 2024 for 2025 through 2029 and thereafter (in millions):

	Maturity of Lease Liabilities
	Finance Leases	Operating Leases
2025	$28	$48
2026	28	52
2027	29	50
2028	29	47
2029	30	45
Thereafter	1,153	1,167
Total	1,297	1,409
Less: Imputed interest	(726)	(991)
Present value of lease payments	$571	$418
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
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Consolidated Statements of Operations for the periods indicated (in millions):

	Years Ended December 31,
Operating Lease Revenue	2024	2023
Non-variable lease revenue	$414	$425
Variable lease revenue	61	65
Total lease revenue	$475	$490

163 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment on the Consolidated Balance Sheets as of the dates indicated (in millions):

Property, Plant and Equipment, Net	December 31, 2024	December 31, 2023
Gross assets	$1,085	$1,227
Less: Accumulated depreciation	(218)	(182)
Net assets	$867	$1,045
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, or lack of performance on energy delivery. The Company has not recognized any early terminations as of December 31, 2024. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of December 31, 2024 for 2025 through 2029 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2025	$44	$242
2026	44	136
2027	44	65
2028	44	—
2029	44	—
Thereafter	604	1
Total	$824	$444
Less: Imputed interest	(371)
Present value of total lease receipts	$453
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
The following table presents variable lease revenue, interest income, and gains (losses) on commencement of sales-type leases in which the Company is the lessor for the periods indicated (in millions):

	Years Ended December 31,
Sales-Type Leases	2024	2023
Variable lease revenue	$3	$3
Interest income	19	13
Net gains (losses) on commencement of sales-types leases (1)	(67)	(20)
_____________________________
(1)Gains and losses are recognized in Other income and Other expense, respectively, in the Consolidated Statement of Operations. See Note 22—Other Income and Expense for further information.
16. BENEFIT PLANS
Defined Contribution Plans — The Company sponsors four defined contribution plans ("the DC Plans"). Two plans cover U.S. non-union employees; one for Parent Company and certain U.S. business employees, and one for AES Ohio employees. The remaining two plans include union and non-union employees at AES Indiana and union employees at AES Ohio. The DC Plans are qualified under section 401 of the Internal Revenue Code. Most U.S. employees of the Company are eligible to participate in the appropriate plan except for those employees who are covered by a collective bargaining agreement, unless such agreement specifically provides that the employee is considered an eligible employee under a plan. Within the DC Plans, the Company provides matching contributions in addition to other non-matching contributions. Participants are fully vested in their own contributions. The Company's contributions vest over various time periods ranging from immediate up to five years. For the years ended December 31, 2024, 2023 and 2022, costs for defined contribution plans were approximately $47 million, $40 million and $31 million, respectively.
Defined Benefit Plans — Certain of the Company's subsidiaries have defined benefit pension plans covering substantially all of their respective employees ("the DB Plans"). Pension benefits are based on years of credited

164 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

service, age of the participant, and average earnings. Of the 27 active DB Plans as of December 31, 2024, five are at U.S. subsidiaries and the remaining plans are at foreign subsidiaries.
The following table reconciles the Company's funded status, both domestic and foreign, as of the periods indicated (in millions):

	2024		2023
	U.S.	Foreign	U.S.	Foreign
Change in projected benefit obligation:
Benefit obligation as of January 1	$875	$190	$914	$177
Service cost	8	3	8	4
Interest cost	43	17	47	21
Plan amendments	7	—	2	—
Plan settlements	—	(3)	—	(1)
Benefits paid	(61)	(11)	(115)	(15)
Divestitures	—	(99)	—	—
Actuarial loss (gain)	(30)	(6)	19	(2)
Effect of foreign currency exchange rate changes	—	(20)	—	6
Benefit obligation as of December 31	$842	$71	$875	$190
Change in plan assets:
Fair value of plan assets as of January 1	$883	$127	$911	$114
Actual return on plan assets	13	7	80	10
Employer contributions	8	8	8	9
Plan settlements	—	(3)	—	(1)
Benefits paid	(60)	(11)	(116)	(15)
Divestitures	—	(100)	—	—
Effect of foreign currency exchange rate changes	—	(14)	—	10
Fair value of plan assets as of December 31	$844	$14	$883	$127
Reconciliation of funded status:
Funded status as of December 31	$2	$(57)	$8	$(63)
The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to the funded status of the DB Plans, both domestic and foreign, as of the dates indicated (in millions):

December 31,	2024		2023
Amounts Recognized on the Consolidated Balance Sheets	U.S.	Foreign	U.S.	Foreign
Noncurrent assets	$25	$3	$41	$10
Accrued benefit liability—current	—	(8)	—	(9)
Accrued benefit liability—noncurrent	(23)	(52)	(33)	(64)
Net amount recognized at end of year	$2	$(57)	$8	$(63)
The following table summarizes the Company's U.S. and foreign accumulated benefit obligation as of the dates indicated (in millions):

December 31,	2024		2023
	U.S.	Foreign	U.S.	Foreign
Accumulated benefit obligation	$829	$64	$860	$182
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$301	$59	$316	$174
Fair value of plan assets	285	3	292	107
Information for pension plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$308	$64	$325	$180
Fair value of plan assets	285	3	292	107
The following table summarizes the significant weighted average assumptions used in the calculation of benefit obligation and net periodic benefit cost, both domestic and foreign, as of the periods indicated:

December 31,		2024			2023
		U.S.	Foreign		U.S.	Foreign
Benefit Obligation:	Discount rate	5.64%	9.74%		5.17%	11.14%
	Rate of compensation increase	2.75%	5.32%		2.75%	8.01%
Periodic Benefit Cost:	Discount rate	5.17%	11.14%	(1)	5.41%	13.23%	(1)
	Expected long-term rate of return on plan assets	5.21%	9.28%		5.55%	9.44%
	Rate of compensation increase	2.75%	8.01%		2.75%	11.06%
_____________________________
(1)Includes an inflation factor that is used to calculate future periodic benefit cost, but is not used to calculate the benefit obligation.

165 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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
Sensitivity of the Company's pension funded status to the indicated increase or decrease in the discount rate and long-term rate of return on plan assets assumptions is shown below. Note that these sensitivities may be asymmetric and are specific to the base conditions at year-end 2024. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The funded status as of December 31, 2024 is affected by the assumptions as of that date. Pension expense for 2024 is affected by the December 31, 2023 assumptions. The impact on pension expense from a one percentage point change in these assumptions is shown in the following table (in millions):

Increase of 1% in the discount rate	$(4)
Decrease of 1% in the discount rate	4
Increase of 1% in the long-term rate of return on plan assets	(10)
Decrease of 1% in the long-term rate of return on plan assets	10
The following table summarizes the components of the net periodic benefit cost, both domestic and foreign, for the years indicated (in millions):

December 31,	2024		2023		2022
Components of Net Periodic Benefit Cost:	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$8	$3	$8	$4	$14	$4
Interest cost	43	17	47	21	28	17
Expected return on plan assets	(46)	(9)	(52)	(11)	(53)	(7)
Amortization of prior service cost	3	—	3	—	4	—
Amortization of net loss	7	—	7	—	8	1
Total Net Periodic Benefit Cost	$15	$12	$13	$14	$1	$15
The following table summarizes the amounts reflected in AOCL, including AOCL attributable to noncontrolling interests, on the Consolidated Balance Sheet as of December 31, 2024, that have not yet been recognized as components of net periodic benefit cost (in millions):

December 31, 2024	Accumulated Other Comprehensive Income (Loss)
	U.S.	Foreign
Prior service cost	$(2)	$1
Unrecognized net actuarial loss	(22)	(11)
Total	$(24)	$(10)
The following table summarizes the Company's target allocation for 2024 and pension plan asset allocation, both domestic and foreign, as of the dates indicated:

				Percentage of Plan Assets as of December 31,
		Target Allocations		2024		2023
Asset Category		U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Mutual Funds
	Equity securities	21.80%	—%	22.00%	—%	21.80%	5.30%
	Debt securities	78.20%	100.00%	77.00%	100.00%	77.60%	89.30%
Real estate		—%	—%	—%	—%	—%	0.80%
Other		—%	—%	1.00%	—%	0.60%	4.60%
Total pension assets				100.00%	100.00%	100.00%	100.00%
The U.S. DB Plans seek to achieve the following long-term investment objectives:
•maintenance of sufficient income and liquidity to pay retirement benefits and other lump sum payments;

166 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

•long-term rate of return in excess of the annualized inflation rate;
•long-term rate of return, net of relevant fees, that meets or exceeds the assumed actuarial rate; and
•long-term competitive rate of return on investments, net of expenses, that equals or exceeds various benchmark rates.
The asset allocation is reviewed periodically to determine a suitable asset allocation which seeks to manage risk through portfolio diversification and takes into account the above-stated objectives, in conjunction with current funding levels, cash flow conditions, and economic and industry trends. The following table summarizes the Company's U.S. DB Plan assets by category of investment and level within the fair value hierarchy as of the dates indicated (in millions):

		December 31, 2024				December 31, 2023
U.S. Plans		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mutual Funds	Equity securities (1)	$—	$193	$—	$193	$—	$193	$—	$193
	Debt securities (1)	—	646	—	646	—	685	—	685
Cash and cash equivalents		5	—	—	5	5	—	—	5
Total plan assets		$5	$839	$—	$844	$5	$878	$—	$883
_____________________________
(1)For the U.S. plans, the balances under the equity securities and debt securities categories represent investments through common collective trusts, for which the underlying investments are equity and debt securities.
The investment strategy of the foreign DB Plans seeks to maximize return on investment while minimizing risk. The assumed asset allocation has less exposure to equities in order to closely match market conditions and near term forecasts. The following table summarizes the Company's foreign DB plan assets by category of investment and level within the fair value hierarchy as of the dates indicated (in millions):

		December 31, 2024				December 31, 2023
Foreign Plans		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity Securities	Private equity	$—	$—	$—	$—	$—	$—	$2	$2
Mutual Funds	Equity securities (1)	—	—	—	—	—	5	—	5
	Debt securities (1)	—	14	—	14	40	73	—	113
Real estate	Real estate	—	—	—	—	—	—	1	1
Other	Other assets	—	—	—	—	1	3	2	6
Total plan assets		$—	$14	$—	$14	$41	$81	$5	$127
_____________________________
(1)Mutual funds categorized as debt securities and equity securities consist of mutual funds for which debt securities and equity securities are the primary underlying investment.
The following table summarizes the estimated cash flows for U.S. and foreign expected employer contributions and expected future benefit payments, both domestic and foreign (in millions):

	U.S.	Foreign
Expected employer contribution in 2025	$8	$8
Expected benefit payments for fiscal year ending:
2025	65	10
2026	65	7
2027	65	9
2028	66	9
2029	66	10
2030 - 2034	322	65
17. REDEEMABLE STOCK OF SUBSIDIARIES
The following table is a reconciliation of changes in redeemable stock of subsidiaries (in millions):

167 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

December 31,	2024	2023	2022
Balance at the beginning of the period	$1,464	$1,321	$1,257
Net loss	(86)	(59)	(87)
Other comprehensive income	73	1	40
Reclassification of redeemable stock of subsidiaries to noncontrolling interests	(736)	—	—
Disposition of business interests	(18)	—	—
Distributions to holders of redeemable stock of subsidiaries	(61)	(62)	(64)
Acquisitions of redeemable stock of subsidiaries	—	—	(60)
Contributions from holders of redeemable stock of subsidiaries	105	163	67
Sales of redeemable stock of subsidiaries	197	100	168
Balance at the end of the period	$938	$1,464	$1,321
The following table summarizes the Company's redeemable stock of subsidiaries balances as of the periods indicated (in millions):

December 31,	2024	2023
IPALCO common stock	$835	$773
AES Clean Energy tax equity partnerships	65	129
AES Indiana Pike County BESS tax equity partnership	38	—
AES Clean Energy Development common stock	—	544
Potengi common and preferred stock	—	18
Total redeemable stock of subsidiaries	$938	$1,464
AES Clean Energy Tax Equity Partnerships — The majority of solar projects in the U.S. have been financed with tax equity structures, in which tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. The substance of such arrangements is that of a preferred structure, whereby tax equity investors are granted preferential returns in the form of significant earnings and tax allocations from the partnership, until a specified internal rate of return is achieved.
In some cases, these agreements contain certain partnership rights, though not currently in effect, that may enable the tax equity investor to exit in the future. As a result, the noncontrolling ownership interest is considered temporary equity. Some of these tax equity partnership agreements have redemption features dependent upon the passage of time, therefore the noncontrolling ownership interests are probable of becoming redeemable. As of December 31, 2024, the carrying values of these noncontrolling ownership interests exceeded the redemption values, therefore no adjustments to the carrying values were necessary. Certain other tax equity partnership agreements have redemption features contingent upon the underlying assets achieving agreed-upon project milestones. The Company has concluded it is probable that these projects will reach the specified milestones, therefore the noncontrolling ownership interests are not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.
In 2024, 2023, and 2022, AES Clean Energy, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to Redeemable stock of subsidiaries of $159 million,$100 million, and $157 million, respectively. During 2024, certain renewables development projects with redemption features were placed in service, resulting in the expiration of the redemption features. As a result, noncontrolling ownership interests of $159 million were reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Consolidated Balance Sheets. AES Clean Energy is reported in the Renewables SBU reportable segment.
Pike County BESS — In December 2024, AES Indiana sold a noncontrolling interest in the Pike County energy storage project to a tax equity investor, resulting in a $38 million increase to Redeemable stock of subsidiaries. The redemption feature of the tax equity partnership agreement is contingent upon the underlying assets being placed in service by a guaranteed date. The Company has concluded it is probable that the project will be placed in service by the guaranteed date, therefore the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. AES Indiana is reported in the Utilities SBU reportable segment.

168 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

IPALCO — In December 2022 and during 2024, CDPQ made equity capital contributions of $77 million and $68 million, respectively, to IPALCO as part of capital calls primarily to raise proceeds for AES Indiana's TDSIC and replacement generation project and for funding needs related to AES Indiana’s capital expenditure program. The Company and CDPQ made capital contributions on a proportional share basis, therefore the contributions did not change the Company’s ownership interest in IPALCO. The Company has concluded that the likelihood of an event that would allow CDPQ to redeem its interest under the terms of the shareholder agreement is remote, but would require redemption at fair value. Therefore, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. IPALCO is reported in the Utilities SBU reportable segment.
AES Clean Energy Development — As part of the formation of AES Clean Energy Development in February 2021, the noncontrolling interest partner received certain partnership rights that would enable them to exit in the future. As a result, the noncontrolling ownership interest was considered temporary equity. In May 2024, these redemption features expired without being exercised and the noncontrolling ownership interest of $577 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Consolidated Balance Sheets. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
Potengi — In March 2022, Tucano Holding I (“Tucano”), a subsidiary of AES Brasil, issued new shares in the Potengi wind development project. BRF S.A. (“BRF”) acquired shares representing 24% of the equity in the project for $12 million, reducing the Company’s indirect ownership interest in Potengi to 35.5%. As the Company maintained control after the transaction, Potengi continued to be consolidated by the Company. As part of the transaction, BRF was given an option to sell its entire ownership interest at the conclusion of the PPA term and therefore the noncontrolling ownership interest was considered temporary equity.
In October 2024, the Company completed the sale of its 47.3% controlling interest in AES Brasil, which included the Potengi wind development project. See Note 25—Held-for-Sale and Dispositions for further information. Prior to its sale, Potengi was reported in the Renewables SBU reportable segment.
AES Indiana Preferred Stock — In December 2022, AES Indiana redeemed all of its outstanding preferred shares for $60 million. The preferred shares were retired upon redemption as there is no intention for the shares to be reissued. AES Indiana is reported in the Utilities SBU reportable segment.
18. EQUITY
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
The Company concluded that the Equity Units should be accounted for as one unit of account based on the economic linkage between the 2024 Purchase Contracts and the Series A Preferred Stock, as well as the Company's assessment of the applicable accounting guidance relating to combining freestanding instruments. The Equity Units represented mandatorily convertible preferred stock. Accordingly, the shares associated with the combined instrument were reflected in diluted earnings per share using the if-converted method.
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

169 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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
Equity Transactions with Noncontrolling Interests
AES Clean Energy Tax Equity Partnerships — The majority of solar projects in the U.S. have been financed with tax equity structures, in which tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, that vary over the life of the projects. The substance of such arrangements is that of a preferred structure, whereby tax equity investors are granted preferential returns in the form of significant earnings and tax allocations from the partnership, until a specified internal rate of return is achieved.
During 2024, 2023, and 2022, AES Clean Energy Development and AES Renewable Holdings, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in the following increases to NCI (in millions):

Business	2024	2023	2022
AES Clean Energy Development	$603	$1,039	$230
AES Renewable Holdings	263	124	88
In the third quarter of 2023, AES Renewable Holdings completed buyouts of tax equity partners at Buffalo Gap I, Buffalo Gap II and six other project companies, resulting in a decrease to NCI of $45 million and an increase to additional paid-in capital of $34 million. AES Clean Energy Development and AES Renewable Holdings are reported in the Renewables SBU reportable segment.
AES Brasiliana — In October 2024, prior to and separate from the sale of AES Brasil, the Company completed the acquisition of the remaining noncontrolling ownership interest in AES Brasiliana Holdings Ltda. ("AES Brasiliana") for a nominal amount. This transaction resulted in a $304 million decrease in Parent Company Stockholders' Equity due to a decrease in additional paid-in-capital of $802 million, offset by the reclassification of cumulative translation adjustments from NCI to AOCL of $498 million. As the Company maintained control after the acquisition, AES Brasiliana continues to be consolidated by the Company within the Renewables SBU reportable segment.
Chile Renovables — Under its renewables partnership agreement with Global Infrastructure Management, LLC (“GIP”), AES Andes will contribute a specified pipeline of renewables development projects to Chile Renovables as the projects reach commercial operations, and GIP may make additional contributions to maintain its 49% ownership interest. During 2024, 2023, and 2022, AES Andes completed the sale of the following projects to Chile Renovables (in millions):

170 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

Business	Transaction Period	Sale Price	Increase to Noncontrolling Interests	Increase (Decrease) to Additional Paid-In Capital
Andes Solar 2a	January 2022	$37	$28	$9
Los Olmos	June 2022	80	68	12
Campo Lindo	September 2023	50	59	(9)
Bolero	November 2023	58	57	1
Andes Solar 2b	December 2023	156	145	11
Mesamávida	February 2024	40	51	(11)
In December 2023, Chile Renovables issued $275 million of preferred shares to GIP, the proceeds of which will be used to fund the development of an additional pipeline of renewables projects. Under the terms of the operating agreement, GIP will receive an escalating specified internal rate of return up until the point the projects reach commercial operations. As each project reaches commercial operations, the preferred shares will convert to common stock and GIP may make additional contributions to maintain its 49% ownership interest. In the fourth quarter of 2024, the San Matias, Andes Solar IV, and Andes Solar 2b Expansion projects reached commercial operations. The preferred shares were converted to common stock and GIP made additional contributions of $77 million, resulting in an increase to NCI of $74 million and an increase to additional paid-in capital of $3 million.
As the Company maintained control after each of these transactions, Chile Renovables continues to be consolidated by the Company within the Energy Infrastructure SBU reportable segment.
AES Puerto Rico Solar — In May 2024, AES CFE Holding II entered into an agreement for the sale of a 30% ownership interest in the Marahu project for $35 million, resulting in an increase to NCI. As the Company maintained control after this transaction, AES Puerto Rico Solar continues to be consolidated by the Company within the Renewables SBU reportable segment.
Hardy Hills Solar — In December 2023, AES Indiana sold a noncontrolling interest in the Hardy Hills solar project to a tax equity investor, resulting in a $79 million increase to NCI. In May 2024, the project reached commercial operations and AES Indiana received an additional $47 million from the tax equity investor. AES Indiana is reported in the Utilities SBU reportable segment.
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
Colon — In December 2023, the Company completed the sale of a 35% ownership interest in Colon for $146 million, which decreased the Company's economic interest to 65%. This transaction resulted in a $43 million increase in Parent Company Stockholder's Equity due to an increase in additional paid-in-capital of $31 million and the reclassification of accumulated other comprehensive losses from AOCL to NCI of $12 million. As the Company maintained control after the sale, Colon continues to be consolidated by the Company within the Energy Infrastructure SBU reportable segment.
AES Renewable Holdings — In December 2023, AES Renewable Holdings issued preferred shares in a portfolio of operating assets ("OpCo 1") to HASI for total proceeds of $143 million. Under the terms of the operating agreement, HASI will receive cash distributions disproportionate to its ownership interest in OpCo 1 until a specified internal rate of return is reached. As the Company maintained control after the transaction, AES Renewable Holdings continues to be consolidated by the Company within the Renewables SBU reportable segment.
AES Panama — In September 2023, AES Latin America completed the sale of its interest in the Grupo Energía Gas Panamá joint venture to AES Panama, a 49%-owned consolidated subsidiary. See Note 9—Investments in and Advances to Affiliates for further information. As a result of the transaction, AES Panama received $42 million from noncontrolling interest holders and the Company reclassified accumulated other comprehensive income from AOCL to NCI of $23 million. AES Panama is reported in the Renewables SBU reportable segment however the investment in Grupo Energía Gas Panamá is reported in the Energy Infrastructure SBU reportable segment.

171 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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
AES Brasil — In September 2022, AES Brasil commenced a private placement offering for its existing shareholders to subscribe for up to 116 million newly issued shares, of which 107 million were subscribed. AES Holdings Brasil Ltda. ("AHB") and noncontrolling interest holders subscribed for 54 million and 53 million shares, respectively, thereby increasing AES’ indirect beneficial interest in AES Brasil to 47.4% and resulting in additional capital contributions from noncontrolling interest holders of $98 million, an increase in additional paid-in capital of $10 million, and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $3 million. Prior to its sale in October 2024, AES Brasil was reported in the Renewables SBU reportable segment.
Guaimbê Holding — In January 2022, the Ventus wind complex and AGV solar complex were incorporated by Guaimbê Solar Holding S.A. (“Guaimbê Holding”), a subsidiary of AES Brasil. Guaimbê Holding issued additional preferred shares representing 3.5% ownership in the subsidiary for total proceeds of $63 million. The transaction decreased the Company’s indirect ownership interest to 35.8%. As the Company maintained control after the transaction, Guaimbê Holding continued to be consolidated by the Company within the Renewables SBU reportable segment until the sale of AES Brasil in October 2024.
AES Andes — In January 2022, Inversiones Cachagua SpA, an AES subsidiary, completed a tender offer for the shares of AES Andes held by minority shareholders for $522 million, net of transaction costs. Upon completion, AES' indirect beneficial interest in AES Andes increased from 67.1% to 98.1%. Through multiple transactions in 2022 following the tender offer, Cachagua acquired an additional 1.3% ownership in AES Andes for $22 million, further increasing AES’ indirect beneficial interest to 99.4% The tender offer and these follow-on transactions resulted in a $172 million decrease to Parent Company Stockholder’s Equity due to a decrease in additional paid-in capital of $96 million and the reclassification of accumulated other comprehensive losses from NCI to AOCL of $76 million. AES Andes is reported in the Energy Infrastructure SBU reportable segment.
Cochrane — Under the terms of the operating agreement of Cochrane, preferred shareholders have the right to receive an annual amount of $12 million from any dividends or distributions of capital, until reaching their original investment plus a specified rate of return. Cochrane is reported in the Energy Infrastructure SBU reportable segment.
The following table summarizes the net income (loss) attributable to The AES Corporation and all transfers (to) from noncontrolling interests for the periods indicated (in millions):

Year Ended December 31,	2024	2023	2022
Net income (loss) attributable to The AES Corporation	$1,679	$249	$(546)
Transfers (to) from noncontrolling interest:
Increase (decrease) in The AES Corporation's paid-in capital for sale of subsidiary shares	(19)	85	78
Increase (decrease) in The AES Corporation's paid-in capital for acquisition of subsidiary shares	(802)	24	(78)
Net transfers (to) from noncontrolling interest	(821)	109	—
Change from net income (loss) attributable to The AES Corporation and transfers (to) from noncontrolling interests	$858	$358	$(546)

172 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

Accumulated Other Comprehensive Loss — The changes in AOCL by component, net of tax and NCI, for the periods indicated were as follows (in millions):

	Foreign currency translation adjustments, net	Change in fair value of derivatives, net	Pension adjustments, net	Change in fair value option liabilities, net	Total
Balance at December 31, 2021	$(1,734)	$(456)	$(30)	$—	$(2,220)
Other comprehensive income (loss) before reclassifications	(37)	645	10	—	618
Amount reclassified to earnings	—	44	—	—	44
Other comprehensive income (loss)	(37)	689	10	—	662
Reclassification from NCI due to share sales and repurchases	(57)	(22)	(3)	—	(82)
Balance at December 31, 2022	$(1,828)	$211	$(23)	$—	$(1,640)
Other comprehensive income (loss) before reclassifications	136	55	(3)	—	188
Amount reclassified to earnings	—	(52)	—	—	(52)
Other comprehensive income (loss)	136	3	(3)	—	136
Reclassification from NCI due to share sales	—	(10)	—	—	(10)
Balance at December 31, 2023	$(1,692)	$204	$(26)	$—	$(1,514)
Other comprehensive income (loss) before reclassifications	(159)	315	(5)	3	154
Amount reclassified to earnings	71	18	7	—	96
Other comprehensive income (loss)	(88)	333	2	3	250
Reclassification from NCI due to share repurchases	498	—	—	—	498
Balance at December 31, 2024	$(1,282)	$537	$(24)	$3	$(766)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Consolidated Statements of Operations.

Details About		Year Ended December 31,
AOCL Components	Affected Line Item in the Consolidated Statements of Operations	2024	2023	2022
Foreign currency translation adjustments, net
	Gain (loss) on disposal and sale of business interests	$(649)	$—	$—
	Net income (loss) attributable to The AES Corporation	$(649)	$—	$—
	Less: Net income (loss) attributable to The AES Corporation—reclassified out of NCI and redeemable stock of subsidiaries	578	—	—
	Net income (loss) attributable to The AES Corporation—reclassified out of AOCL	$(71)	$—	$—
Change in fair value of derivatives, net
	Non-regulated revenue	$—	$(8)	$(1)
	Non-regulated cost of sales	(2)	(3)	(1)
	Interest expense	(32)	17	(58)
	Gain (loss) on disposal and sale of business interests	(8)	33	—
	Asset impairment expense	—	—	(16)
	Foreign currency transaction gains (losses)	2	(3)	2
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(40)	36	(74)
	Income tax expense	8	9	9
	Net equity in losses of affiliates	2	28	6
	Net income (loss)	(30)	73	(59)
	Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	8	(21)	15
	Net income (loss) attributable to The AES Corporation	$(22)	$52	$(44)
	Less: Net income (loss) attributable to The AES Corporation—reclassified out of NCI	4	—	—
	Net income (loss) attributable to The AES Corporation—reclassified out of AOCL	$(18)	$52	$(44)
Pension adjustments, net
	Non-regulated cost of sales	$—	$—	$(1)
	Other expense	(2)	—	(1)
	Gain (loss) on disposal and sale of business interests	(14)	—	—
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(16)	—	(2)
	Income tax expense	1	—	1
	Net income (loss)	(15)	—	(1)
	Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	—	—	1
	Net income (loss) attributable to The AES Corporation	$(15)	$—	$—
	Less: Net income (loss) attributable to The AES Corporation—reclassified out of NCI	8	—	—
	Net income (loss) attributable to The AES Corporation—reclassified out of AOCL	$(7)	$—	$—
Total reclassifications out of AOCL for the period, net of income tax and noncontrolling interests		$(96)	$52	$(44)
Common Stock Dividends — The Parent Company paid dividends of $0.1725 per outstanding share to its common stockholders during the first, second, third, and fourth quarters of 2024 for dividends declared in December

173 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

2023, February 2024, July 2024, and October 2024, respectively.
On December 6, 2024, the Board of Directors declared a quarterly common stock dividend of $0.17595 per share payable on February 14, 2025 to shareholders of record at the close of business on January 31, 2025.
Stock Repurchase Program — No shares were repurchased in 2024 under the Stock Repurchase Program. The cumulative repurchases from the commencement of the Stock Repurchase Program in July 2010 through December 31, 2024 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of December 31, 2024, $264 million remained available for repurchase under the Stock Repurchase Program.
The common stock repurchased has been classified as treasury stock and accounted for using the cost method. A total of 148,635,718 and 149,358,357 shares were held as treasury stock at December 31, 2024 and December 31, 2023, respectively. Restricted stock units under the Company's employee benefit plans are issued from treasury stock. The Company has not retired any common stock repurchased since it began the Stock Repurchase Program in July 2010.
19. SEGMENTS AND GEOGRAPHIC INFORMATION
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally. The management reporting structure is composed of four SBUs, mainly organized by technology, led by our President and Chief Executive Officer, who is our Chief Operating Decision Maker. Using the accounting guidance on segment reporting, the Company determined that its four operating segments are aligned with its four reportable segments corresponding to its SBUs.
•Renewables — Solar, wind, energy storage, and hydro generation facilities;
•Utilities — AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities;
•Energy Infrastructure — Natural gas, LNG, coal, pet coke, diesel, and oil generation facilities, and our businesses in Chile, which have a mix of generation sources, including renewables, that are pooled to service our existing PPAs; and
•New Energy Technologies — Investments in Fluence, Uplight, Maximo, and other new and innovative energy technology businesses.
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
The Company uses Adjusted EBITDA as its primary segment performance measure. Adjusted EBITDA, a non-GAAP measure, is defined by the Company as earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs, adjusted for the impact of NCI and interest, taxes, depreciation, amortization, and accretion of AROs of our equity affiliates, and adding back interest income recognized under service concession arrangements; excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; and (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring. During the year ended December 31, 2024, the Company updated the definition of Adjusted EBITDA to include accretion of AROs in the depreciation and amortization add-back, as this is how the Chief Operating Decision Maker evaluates the underlying business performance of the segments. For comparability and consistency, segment Adjusted EBITDA figures presented below have been recast to conform to the current presentation. The impact of

174 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

this update resulted in an increase to Adjusted EBITDA of $22 million, $16 million, and $18 million in each of the years ended December 31, 2024, 2023, and 2022, respectively.
The Company has concluded Adjusted EBITDA better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company's internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and overall complexity, the Company concluded that Adjusted EBITDA is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company's results. The Chief Operating Decision Maker uses Adjusted EBITDA to allocate resources and capital for each segment in the annual budget and forecasting process, including making decisions on where to reinvest profits to support segment growth. On a monthly basis, the Chief Operating Decision Maker reviews variances in budget versus actual Adjusted EBITDA and monitors changes in forecasted Adjusted EBITDA to assess the underlying operating performance and analyze risks and opportunities at each segment.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Year Ended December 31, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$2,510	$3,608	$6,238	$1	$12,357
Corporate and other					162
Eliminations					(241)
Total Revenue					$12,278
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	1,752	2,607	4,568	8
Other segment items (2)	206	209	304	31
Segment Adjusted EBITDA	$552	$792	$1,366	$(38)	$2,672
Reconciliation to income from continuing operations before taxes
Corporate and other					11
Eliminations					(44)
Interest expense					(1,485)
Interest income					381
Depreciation, amortization, and accretion of AROs					(1,264)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					734
Income tax expense (benefit), interest expense (income), and depreciation, amortization, and accretion of AROs from equity affiliates					(136)
Interest income recognized under service concession arrangements					(65)
Unrealized derivative and equity securities gains					94
Unrealized foreign currency losses					(16)
Disposition/acquisition losses					323
Impairment losses					(280)
Loss on extinguishment of debt					(57)
Income from continuing operations before taxes					$868
_____________________________
(1)Segment-level total cost of sales excluding depreciation, amortization, and accretion of AROs is considered regularly provided to the chief operating decision maker. Total cost of sales excluding depreciation, amortization, and accretion of AROs includes items such as fuel cost, electricity purchases, transmission charges, supplies, salaries and wages, consulting costs, IT costs, market fees, insurance, and lease expense.
(2)Other segment items for each reportable segment includes:
Renewables SBU — business development costs, miscellaneous gains and losses in Other income and Other expense, realized foreign currency gains and losses, earnings from equity affiliates, and adjustment for noncontrolling interest expense.
Utilities SBU — miscellaneous gains and losses in Other income and Other expense, earnings from equity affiliates, and adjustment for noncontrolling interest expense.
Energy Infrastructure SBU — business development costs, miscellaneous gains and losses in Other income and Other expense, realized foreign currency gains and losses, earnings from equity affiliates, and adjustment for noncontrolling interest expense.
New Energy Technologies SBU — earnings from equity affiliates, and miscellaneous gains and losses in Other income and Other expense.

175 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

	Year Ended December 31, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$2,339	$3,495	$6,836	$76	$12,746
Corporate and other					138
Eliminations					(216)
Total Revenue					$12,668
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	1,504	2,662	5,022	84
Other segment items (2)	183	155	274	54
Segment Adjusted EBITDA	$652	$678	$1,540	$(62)	$2,808
Reconciliation to income from continuing operations before taxes
Corporate and other					22
Eliminations					(2)
Interest expense					(1,319)
Interest income					551
Depreciation, amortization, and accretion of AROs					(1,147)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					556
Income tax expense (benefit), interest expense (income), and depreciation, amortization, and accretion of AROs from equity affiliates					(131)
Interest income recognized under service concession arrangements					(71)
Unrealized derivative and equity securities losses					(34)
Unrealized foreign currency losses					(301)
Disposition/acquisition gains					79
Impairment losses					(877)
Loss on extinguishment of debt					(62)
Income from continuing operations before taxes					$72
_____________________________
(1)Segment-level total cost of sales excluding depreciation, amortization, and accretion of AROs is considered regularly provided to the chief operating decision maker. Total cost of sales excluding depreciation, amortization, and accretion of AROs includes items such as fuel cost, electricity purchases, transmission charges, supplies, salaries and wages, consulting costs, IT costs, market fees, insurance, and lease expense.
(2)Other segment items for each reportable segment includes:
Renewables SBU — business development costs, miscellaneous gains and losses in Other income and Other expense, realized foreign currency gains and losses, earnings from equity affiliates, and adjustment for noncontrolling interest expense.
Utilities SBU — miscellaneous gains and losses in Other income and Other expense, earnings from equity affiliates, and adjustment for noncontrolling interest expense.
Energy Infrastructure SBU — business development costs, miscellaneous gains and losses in Other income and Other expense, realized foreign currency gains and losses, earnings from equity affiliates, and adjustment for noncontrolling interest expense.
New Energy Technologies SBU — earnings from equity affiliates, and miscellaneous gains and losses in Other income and Other expense.

176 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

	Year Ended December 31, 2022
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$1,893	$3,617	$7,204	$3	$12,717
Corporate and other					116
Eliminations					(216)
Total Revenue					$12,617
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	1,097	2,861	5,249	8
Other segment items (2)	183	144	109	111
Segment Adjusted EBITDA	$613	$612	$1,846	$(116)	$2,955
Reconciliation to income from continuing operations before taxes
Corporate and other					(19)
Eliminations					13
Interest expense					(1,117)
Interest income					389
Depreciation, amortization, and accretion of AROs					(1,072)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					707
Income tax expense (benefit), interest expense (income), and depreciation, amortization, and accretion of AROs from equity affiliates					(128)
Interest income recognized under service concession arrangements					(77)
Unrealized derivative and equity securities losses					(131)
Unrealized foreign currency losses					(42)
Disposition/acquisition losses					(40)
Impairment losses					(1,658)
Loss on extinguishment of debt					(20)
Income from continuing operations before taxes					$(240)
_____________________________
(1)Segment-level total cost of sales excluding depreciation, amortization, and accretion of AROs is considered regularly provided to the chief operating decision maker. Total cost of sales excluding depreciation, amortization, and accretion of AROs includes items such as fuel cost, electricity purchases, transmission charges, supplies, salaries and wages, consulting costs, IT costs, market fees, insurance, and lease expense.
(2)Other segment items for each reportable segment includes:
Renewables SBU — business development costs, miscellaneous gains and losses in Other income and Other expense, realized foreign currency gains and losses, earnings from equity affiliates, and adjustment for noncontrolling interest expense.
Utilities SBU — miscellaneous gains and losses in Other income and Other expense, earnings from equity affiliates, and adjustment for noncontrolling interest expense.
Energy Infrastructure SBU — business development costs, miscellaneous gains and losses in Other income and Other expense, realized foreign currency gains and losses, earnings from equity affiliates, and adjustment for noncontrolling interest expense.
New Energy Technologies SBU — earnings from equity affiliates, and miscellaneous gains and losses in Other income and Other expense.
The Company uses long-lived assets as its measure of segment assets. Long-lived assets includes amounts recorded in Property, plant and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Consolidated Balance Sheets.

	Long-Lived Assets
Year Ended December 31,	2024	2023	2022
Renewables SBU	$17,028	$15,735	$9,533
Utilities SBU	8,535	7,166	6,311
Energy Infrastructure SBU	7,928	7,414	7,532
New Energy Technologies SBU	22	14	2
Corporate and Other	25	9	17
Long-Lived Assets	33,538	30,338	23,395
Current assets	6,831	6,649	7,643
Investments in and advances to affiliates	1,124	941	952
Debt service reserves and other deposits	78	194	177
Goodwill	345	348	362
Other intangible assets	1,947	2,243	1,841
Deferred income taxes	365	396	319
Other noncurrent assets, excluding right-of-use assets for operating leases	2,545	2,879	3,674
Noncurrent held-for-sale assets	633	811	—
Total Assets	$47,406	$44,799	$38,363

177 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

	Depreciation, Amortization, and Accretion of AROs			Capital Expenditures
Year Ended December 31,	2024	2023	2022	2024	2023	2022
Renewables SBU	$401	$345	$268	$5,170	$5,759	$2,972
Utilities SBU	458	400	376	1,570	1,374	859
Energy Infrastructure SBU	397	392	416	733	585	742
New Energy Technologies SBU	1	1	2	11	5	—
Corporate and Other	7	9	10	35	10	11
Total	$1,264	$1,147	$1,072	$7,519	$7,733	$4,584

	Interest Income			Interest Expense			Net Equity in Earnings (Losses) of Affiliates
Year Ended December 31,	2024	2023	2022	2024	2023	2022	2024	2023	2022
Renewables SBU	$109	$181	$131	$414	$326	$236	$19	$41	$28
Utilities SBU	12	12	8	294	243	234	4	5	6
Energy Infrastructure SBU	233	337	246	483	534	488	10	6	9
New Energy Technologies SBU	7	2	—	—	—	—	(20)	(84)	(114)
Corporate and Other	20	19	4	294	216	159	(39)	—	—
Total	$381	$551	$389	$1,485	$1,319	$1,117	$(26)	$(32)	$(71)

The following table presents information, by country, about the Company's consolidated operations for each of the three years ended December 31, 2024, 2023, and 2022, and as of December 31, 2024 and 2023 (in millions). Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Total Revenue			Long-Lived Assets
Year Ended December 31,	2024	2023	2022	2024	2023
United States (1)	$4,689	$4,439	$4,093	$25,261	$19,750
Non-U.S.:
Chile	1,534	1,932	2,064	3,563	3,018
Dominican Republic	1,451	1,400	1,591	805	1,098
El Salvador	1,036	935	902	472	442
Colombia	686	706	417	358	390
Brazil	616	697	560	—	2,482
Panama	666	644	678	1,882	1,910
Mexico	462	536	595	275	271
Bulgaria	478	528	790	421	483
Argentina	318	407	501	437	431
Vietnam (2)	312	344	323	—	—
Jordan	28	97	102	38	39
Other Non-U.S.	2	3	1	26	24
Total Non-U.S.	7,589	8,229	8,524	8,277	10,588
Total	$12,278	$12,668	$12,617	$33,538	$30,338
_____________________________
(1)     Includes Puerto Rico revenues of $426 million, $269 million, and $293 million for the years ended December 31, 2024, 2023, and 2022, respectively, and long-lived assets of $572 million and $145 million as of December 31, 2024 and 2023, respectively.
(2)     The Mong Duong 2 power project is operated under a BOT contract. The Mong Duong assets were classified as held-for-sale as of December 31, 2024 and 2023. See Note 21—Revenue and Note 25—Held-for-Sale and Dispositions for further information.
20. SHARE-BASED COMPENSATION
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
For the years ended December 31, 2024, 2023, and 2022, RSUs issued had a grant date fair value equal to the closing price of the Company's stock on the grant date. The Company does not discount the grant date fair values to reflect any post-vesting restrictions. RSUs granted to employees during the years ended December 31, 2024, 2023, and 2022 had grant date weighted average fair values per RSU of $16.01, $22.33, and $20.92, respectively.
The 2022 and 2023 RSUs awarded to certain executives have a performance condition related to the achievement of environmental and social goals for the three-year periods ending December 31, 2024, and

178 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

December 31, 2025, respectively. This performance condition can adjust the final number of units that vest to increase or decrease by up to 15% of the total units for all three years. The adjustment will be reflected in the number of units that vest at the end of the three-year performance period.
The following table summarizes the components of the Company's stock-based compensation related to its employee RSUs recognized in the Company's consolidated financial statements (in millions):

December 31,	2024	2023	2022
RSU expense before income tax	$22	$16	$16
Tax benefit	(5)	(3)	(2)
RSU expense, net of tax	$17	$13	$14
Total value of RSUs converted (1)	$9	$10	$8
Total fair value of RSUs vested	$19	$15	$13
_____________________________
(1)Amount represents fair market value on the date of conversion.

Cash was not used to settle RSUs in the years ended December 31, 2024, 2023, and 2022. $2 million and $1 million of compensation cost was capitalized as part of the cost of an asset during the years ended December 31, 2024 and 2023, respectively. In the year ended December 31, 2022, no compensation cost was capitalized as part of the cost of an asset. As of December 31, 2024, total unrecognized compensation cost related to RSUs of $28 million is expected to be recognized over a weighted average period of approximately 1.7 years. There were no modifications to RSU awards during the year ended December 31, 2024.
A summary of the activity of RSUs for the year ended December 31, 2024 follows (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Values	Weighted Average Remaining Vesting Term (in years)
Nonvested at December 31, 2023	2,043	$22.60
Vested	(811)	23.34
Forfeited and expired	(174)	19.77
Granted	1,553	16.01
Nonvested at December 31, 2024	2,611	$18.64	1.63
Expected to vest at December 31, 2024	2,449	$18.70
The Company initially recognizes compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. In 2024, AES has estimated a weighted average forfeiture rate of 7.89% for RSUs granted in 2024. This estimate will be revised if subsequent information indicates that the actual number of instruments forfeited is likely to differ from previous estimates. Based on the estimated forfeiture rate, the Company expects to expense $23 million on a straight-line basis over a weighted average period of three years.
The following table summarizes the RSUs that vested and were converted during the periods indicated (RSUs in thousands):

Year Ended December 31,	2024	2023	2022
RSUs vested during the year	811	632	576
RSUs converted during the year, net of shares withheld for taxes	514	407	380
Shares withheld for taxes	297	225	196
OTHER SHARE BASED COMPENSATION
The Company has three other share-based award programs. The Company has recorded expense of $12 million, $2 million, and $23 million for 2024, 2023, and 2022, respectively, related to these programs.
Performance Stock Units — In 2022, 2023, and 2024, the Company issued PSUs to officers under its long-term compensation plan. PSUs are stock units which include performance conditions. For 2022, 2023, and 2024, performance conditions are based on the Company’s Parent Free Cash Flow target. The performance conditions determine the vesting and final share equivalent per PSU and can result in earning an award payout range of 0% to 200%, depending on the achievement. The Company believes it is probable that the performance condition will be met and will continue to be evaluated throughout the performance period. In all circumstances, PSUs granted by AES do not entitle the holder the right, or obligate AES, to settle the stock units in cash or other assets of AES.
Performance Cash Units — In 2022, 2023, and 2024, the Company issued PCUs to its officers under its long-term compensation plan. The value for the 2022 and 2023 units is dependent on the market condition of total stockholder return on AES common stock as compared to the total stockholder return of the Standard and Poor's

179 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

500 Utilities Sector Index, Standard and Poor's 500 Index, and MSCI Emerging Markets Latin America Index over a three-year measurement period. The value for the 2024 units is dependent on the market condition of total stockholder return on AES common stock as compared to the total stockholder return of the Standard and Poor's 500 Utilities Sector Index, Standard and Poor's 500 Index, and a custom Clean Energy peer group over a three-year measurement period. Since PCUs are settled in cash, they qualify for liability accounting and periodic measurement is required.
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
21. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Year Ended December 31, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$2,294	$82	$5,543	$1	$(78)	$7,842
Other non-regulated revenue (1)	216	4	695	—	(1)	914
Total non-regulated revenue	2,510	86	6,238	1	(79)	8,756
Regulated Revenue
Revenue from contracts with customers	—	3,496	—	—	—	3,496
Other regulated revenue	—	26	—	—	—	26
Total regulated revenue	—	3,522	—	—	—	3,522
Total revenue	$2,510	$3,608	$6,238	$1	$(79)	$12,278

	Year Ended December 31, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$2,198	$68	$6,181	$75	$(77)	$8,445
Other non-regulated revenue (1)	141	4	655	1	(1)	800
Total non-regulated revenue	2,339	72	6,836	76	(78)	9,245
Regulated Revenue
Revenue from contracts with customers	—	3,391	—	—	—	3,391
Other regulated revenue	—	32	—	—	—	32
Total regulated revenue	—	3,423	—	—	—	3,423
Total revenue	$2,339	$3,495	$6,836	$76	$(78)	$12,668

	Year Ended December 31, 2022
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,791	$75	$6,871	$1	$(100)	$8,638
Other non-regulated revenue (1)	102	4	333	2	—	441
Total non-regulated revenue	1,893	79	7,204	3	(100)	9,079
Regulated Revenue
Revenue from contracts with customers	—	3,507	—	—	—	3,507
Other regulated revenue	—	31	—	—	—	31
Total regulated revenue	—	3,538	—	—	—	3,538
Total revenue	$1,893	$3,617	$7,204	$3	$(100)	$12,617
_____________________________
(1)Other non-regulated revenue primarily includes lease and derivative activity not accounted for under ASC 606.

180 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $237 million and $328 million as of December 31, 2024 and December 31, 2023, respectively.
During the years ended December 31, 2024 and 2023, we recognized revenue of $79 million and $70 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
In June 2023, the Company closed on an agreement to terminate the PPA for the Warrior Run coal-fired power plant for total consideration of $357 million, to be paid by the offtaker through the end of the previous contract term in January 2030. Under the termination agreement, the plant provided capacity through May 2024. The termination represented a contract modification under which the discounted termination payments, as well as a pre-existing contract liability, were recognized as revenue on a straight-line basis over the remaining performance obligation period for approximately $32 million per month. On February 1, 2024, the Company executed a receivable sale agreement to transfer all of its rights, title, and interest in the remaining future cash flows under this agreement. At the time of execution, the transaction was considered a sale of future revenue under U.S. GAAP, and as such, the net proceeds of $273 million were recorded as debt. Upon completion of the remaining performance obligation in May 2024, the corresponding receivable balance of $267 million, net of valuation allowance of $7 million, and the remaining debt balance of $260 million were derecognized upon accounting for the transaction as a sale of receivables.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a BOT contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected on the Consolidated Balance Sheet. As of December 31, 2024 and December 31, 2023, Mong Duong met the held-for-sale criteria and the loan receivable balance of $963 million and $1.1 billion, net of CECL reserve of $23 million and $26 million, respectively, was classified as held-for-sale assets. Of the loan receivable balance, $121 million and $108 million, respectively, was classified in Current held-for-sale assets, and $842 million and $962 million, respectively, was classified in Noncurrent held-for-sale assets on the Consolidated Balance Sheet. See Note 25—Held-for-Sale and Dispositions for further information.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of December 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $7 million, primarily consisting of fixed consideration for the sale of renewable energy credits ("RECs") in long-term contracts in the U.S. We expect to recognize revenue of approximately $1 million per year between 2025 and 2029, and the remainder thereafter.
22. OTHER INCOME AND EXPENSE
Other income generally includes gains on insurance recoveries in excess of property damage, gains on asset sales and liability extinguishments, favorable judgments on contingencies, allowance for funds used during construction, and other income from miscellaneous transactions. Other expense generally includes losses on asset

181 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

sales and dispositions, losses on legal contingencies, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

	Year Ended December 31,	2024	2023	2022
Other Income	Gain on remeasurement of contingent consideration (1)	$33	$16	$3
	Gain on bargain purchase (2)	20	—	—
	Gain on acquisition (3)	14	—	—
	Indexation adjustment of receivables (4)	12	—	—
	Insurance proceeds (5)	12	6	12
	AFUDC (US Utilities)	10	14	10
	Contract termination	5	—	—
	Gain on commencement of sales-type leases	5	—	—
	Gain on sale and disposal of assets	4	19	—
	Dividend income on investments	4	6	3
	Legal settlements	—	4	6
	Gain on remeasurement of investment (6)	—	—	22
	Liquidated damages under a power sales agreement	—	—	10
	Gain on remeasurement to acquisition-date fair value	—	—	5
	Non-service pension income	—	—	5
	Gain on acquired customer contracts	—	—	5
	Other	37	24	21
	Total other income	$156	$89	$102

Other Expense	Loss on commencement of sales-type leases (7)	$72	$20	$5
	Loss on remeasurement of contingent consideration (1)	43	—	—
	Cost related to troubled debt restructuring (8)	20	—	—
	Loss on sale and disposal of assets (9)	13	49	13
	Non-service pension and other postretirement costs	10	12	—
	Legal contingencies and settlements	—	2	8
	Cost of disposition of business interests (10)	—	—	15
	Other	17	16	27
	Total other expense	$175	$99	$68
_____________________________
(1)Related to certain remeasurements of contingent consideration on projects acquired at AES Clean Energy. See Note 26—Acquisitions for further information about development projects recently acquired and Note 5—Fair Value for further information about remeasurement to fair value.
(2)Related to a bargain purchase gain recognized on the Madison and Birdseye acquisition. See Note 26—Acquisitions for further information.
(3)For the year ended December 31, 2024, related to the acquisition of Felix, a VIE that does not meet the definition of a business. See Note 26—Acquisitions for further information.
(4)Related to an indexation adjustment on receivables for regulated energy contracts impacted by the Tariff Stabilization Laws at Chile. See Note 7—Financing Receivables for further information.
(5)For the year ended December 31, 2022, primarily related to insurance recoveries associated with property damage at TermoAndes.
(6)For the year ended December 31, 2022, related to the remeasurement of our existing investment in 5B, accounted for using the measurement alternative.
(7)Related to losses recognized at commencement of sales-type leases at AES Renewable Holdings. See Note 15—Leases for further information.
(8)Related to legal expenses and other direct costs associated with the troubled debt restructuring at Puerto Rico. See Note 12—Obligations for further information.
(9)For the year ended December 31, 2023, primarily related to impairments of inventory due to planned early plant closures at Ventanas 2, Norgener, and Warrior Run.
(10)Cost of disposition of a business interest at AES Gilbert due to a fire incident in April 2022, including the recognition of an allowance on the sales-type lease receivable.

182 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

23. ASSET IMPAIRMENT EXPENSE

Year ended December 31, (in millions)	2024	2023	2022
Ventanas	$125	$—	$—
AES Clean Energy Development Projects (ACED)	95	151	18
AES Brasil	80	—	—
Mong Duong	62	167	—
Warrior Run	—	198	—
New York Wind	—	186	—
Norgener	—	137	—
TEG	—	77	104
TEP	—	59	89
Jordan	—	59	76
GAF Projects (AES Renewable Holdings)	—	18	—
Maritza	—	—	468
Other	12	15	8
Total	$374	$1,067	$763
Ventanas — In December 2024, the Company entered into an agreement to sell Ventanas, a coal-fired plant in Chile, and Nucleo SpA, an entity comprised of a labor force and an O&M contract with Ventanas (collectively "Ventanas"). As of December 31, 2024, Ventanas was classified as held-for-sale. The carrying amount of the Ventanas disposal group exceeded the agreed-upon sales price and as a result, the Company recognized pre-tax impairment expense of $125 million. The sale of Ventanas closed in January 2025. See Note 25—Held-for-Sale and Dispositions for further information. Prior to its sale, Ventanas was reported in the Energy Infrastructure SBU reportable segment.
AES Clean Energy Development Projects — AES Clean Energy Development has a pipeline of U.S. renewables projects that are in various stages of development and construction. In some cases, if development efforts are not successful, the Company may abandon a particular project, writing off all the intangible assets and capitalized development costs incurred. The fair value of each abandoned project with no salvage value is determined to be zero as there are no future projected cash flows.
In 2024, 2023, and 2022, the Company recognized pre-tax asset impairment expense related to the write-off of projects that were determined to be no longer viable totaling $95 million, $151 million, and $18 million, respectively. The impairment expense recognized in 2023 primarily related to the write-off of project development intangibles which were recognized at fair value when the Company acquired sPower's development platform as part of the formation of AES Clean Energy Development. See Note 26—Acquisitions for further information. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
AES Brasil — In May 2024, the Company entered into an agreement to sell its 47.3% controlling interest in AES Brasil, a 5.2 GW portfolio of renewable energy facilities. Upon meeting the held-for-sale criteria in May 2024, the Company performed an impairment analysis and determined that the carrying value of the disposal group of $1,577 million was greater than its fair value less costs to sell of $1,552 million. As a result, the Company recognized pre-tax impairment expense of $25 million. The Company performed a subsequent impairment analysis as of September 30, 2024 and recognized additional pre-tax impairment expense of $55 million, primarily due to depreciation of the Brazilian real and increased costs to sell. The sale of AES Brasil closed in October 2024. See Note 25—Held-for-Sale and Dispositions for further information. Prior to its sale, AES Brasil was reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"), and as of December 31, 2024, Mong Duong continued to be classified as held-for-sale. The carrying amount of the Mong Duong disposal group exceeded the expected sales proceeds and as a result, the Company recognized total pre-tax impairment expense of $62 million and $167 million during 2024 and 2023, respectively. See Note 25—Held-for-Sale and Dispositions for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
Warrior Run — On September 30, 2023, the Company filed a Generator Deactivation Notice with PJM stating its intention to either retire or mothball the Warrior Run coal-fired facility on June 1, 2024. On November 30, 2023, PJM approved the potential deactivation, therefore management reassessed the economic useful life of the generation facility. Due to the approval from PJM and the absence of other economically viable options, an

183 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

impairment indicator was identified. The Company performed an impairment analysis as of November 30, 2023, and determined that the fair value of the asset group was $25 million, using the income approach. As a result, and since pre-tax losses were limited to the carrying value of the long-lived assets, the Company recognized pre-tax asset impairment expense of $198 million. The Company retired the generation facility in June 2024. Prior to its retirement, Warrior Run was reported in the Energy Infrastructure SBU reportable segment.
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
Norgener — In May 2023, AES Andes announced its intention to accelerate the retirement of the Norgener coal-fired plant in Chile in order to further advance its decarbonization strategy. Due to this strategic development and the resulting decrease in useful life of the generation facility, the Company performed an impairment analysis as of May 1, 2023, and determined that the carrying amount of the asset group was not recoverable. The Norgener asset group was determined to have a fair value of $24 million, using the income approach. As a result, and since pre-tax losses were limited to the carrying amount of the long-lived assets, the Company recognized pre-tax asset impairment expense of $137 million. The Company retired the generation facility in April 2024. Prior to its retirement, Norgener was reported in the Energy Infrastructure SBU reportable segment.
Jordan — In November 2020, the Company signed an agreement to sell approximately 26% ownership interest in Amman East and IPP4 for $58 million. The generation plants were classified as held-for-sale until the sale was completed in March 2024. Due to the delay in closing the transaction, the carrying amount of the disposal group in subsequent periods exceeded the agreed-upon sales price, and total pre-tax impairment expense of $59 million and $76 million was recorded during 2023 and 2022, respectively. See Note 25—Held-for-Sale and Dispositions for further information. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
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

184 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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
24. INCOME TAXES
Income Tax Provision — The following table summarizes the expense for income taxes on continuing operations for the periods indicated (in millions):

December 31,		2024	2023	2022
Federal:	Current	$4	$9	$3
	Deferred	(220)	15	(18)
State:	Current	29	16	2
	Deferred	23	30	1
Foreign:	Current	249	289	256
	Deferred	(26)	(98)	21
Total		$59	$261	$265
Effective and Statutory Rate Reconciliation — The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the Company's effective tax rate as a percentage of income from continuing operations before taxes for the periods indicated:

December 31,	2024	2023	2022
Statutory Federal tax rate	21%	21%	21%
State taxes, net of Federal tax benefit	(2)%	87%	(1)%
Taxes on foreign earnings	(10)%	14%	(42)%
Valuation allowance	52%	83%	(10)%
Uncertain tax positions	—%	—%	7%
U.S. Investment Tax Credit	(31)%	(70)%	—%
Noncontrolling interest in U.S. subsidiaries	25%	115%	—%
Nondeductible goodwill impairments	—%	3%	(127)%
U.S. capital loss	(41)%	—%	—%
U.S. interest expense	(5)%	—%	—%
Other—net	(2)%	(2)%	(5)%
Effective tax rate	7%	251%	(157)%
For 2024, the (31)% U.S. Investment Tax Credit relates to investment tax credits for renewables projects placed in service this year. The (41)% U.S. capital loss relates to capital losses associated with the restructuring of a foreign holding company, which is offset in part by valuation allowance of approximately $304 million. The associated state impact is included in the (2)% state taxes, net of Federal tax benefit and is offset by valuation allowance of $74 million. Further, included in the (10)% taxes on foreign earnings is approximately $42 million of income tax benefit for the tax over book investment basis difference related to Ventanas.
For 2023, included in the 14% taxes on foreign earnings are inflationary and foreign currency benefits at our Argentine businesses. Further, the Company recorded tax expense associated with the change in realizability of deferred tax assets at certain of those Argentine businesses, which is included in the 83% valuation allowance item. The (70)% U.S. Investment Tax Credit relates to investment tax credits for renewables projects placed in service in 2023. Not included in the 2023 effective tax rate is $28 million of income tax expense recorded to additional paid-in capital resulting from the Company's sales of a 20% ownership interest in AES Dominicana and a 35% ownership interest in Colon. See Note 18—Equity for details of the sales.
For 2022, included in the (42)% taxes on foreign earnings is the impact of favorable LNG transactions at the Energy Infrastructure SBU and inflation and foreign currency impacts at certain Argentine businesses. The (127)% nondeductible goodwill impairments relates to the impairments at AES Andes and AES El Salvador. Not included in the 2022 effective tax rate is $27 million of income tax expense recorded to additional paid-in capital

185 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

related to the Company's sale of a 14.9% ownership interest in the Southland Energy assets. See Note 18—Equity for details of the sale.
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

December 31,	2024	2023
Income taxes receivable—current	$85	$95
Income taxes receivable—noncurrent	32	41
Total income taxes receivable	$117	$136
Income taxes payable—current	$71	$103
Income taxes payable—noncurrent	—	—
Total income taxes payable	$71	$103
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
As of December 31, 2024, the Company had federal net operating loss carryforwards for tax return purposes of approximately $589 million, which carry forward indefinitely. The Company also had capital loss carryforwards of approximately $1.7 billion, which expire in 2029. Further, the Company had federal general business tax credit carryforwards of approximately $54 million, which expire in 2040 and beyond. The Company had state net operating loss carryforwards as of December 31, 2024 of approximately $4.7 billion expiring primarily in years 2025 to 2044. As of December 31, 2024, the Company had foreign net operating loss carryforwards of approximately $2.4 billion that expire at various times beginning in 2025 and some of which carry forward without expiration.
Valuation allowances increased $241 million during 2024 to $913 million at December 31, 2024. This net increase was primarily due to valuation allowance resulting from current period U.S. capital losses associated with the restructuring of a foreign holding company, partially offset by valuation allowance change related to the sale of AES Brasil.
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
The following table summarizes deferred tax assets and liabilities, as of the periods indicated (in millions):

December 31,	2024	2023
Differences between book and tax basis of property	$(1,104)	$(966)
Investment in U.S. tax partnerships	(785)	(578)
Other taxable temporary differences	(438)	(403)
Total deferred tax liability	(2,327)	(1,947)
Operating loss carryforwards	933	1,132
Capital loss carryforwards	501	65
Bad debt and other book provisions	91	92
Tax credit carryforwards	48	72
Other deductible temporary differences	542	409
Total gross deferred tax asset	2,115	1,770
Less: Valuation allowance	(913)	(672)
Total net deferred tax asset	1,202	1,098
Net deferred tax liability	$(1,125)	$(849)
The Company considers undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested outside of the U.S. No taxes have been recorded with respect to our indefinitely reinvested earnings in accordance

186 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, the Company may be subject to additional foreign withholding and state income taxes. Under the TCJA, future distributions from foreign subsidiaries will generally be subject to a federal dividends received deduction in the U.S. As of December 31, 2024, the cumulative amount of U.S. GAAP foreign un-remitted earnings upon which additional income taxes have not been provided is approximately $1 billion. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.
Income from operations in certain countries is subject to reduced tax rates as a result of satisfying specific commitments regarding employment and capital investment. The Company's income tax benefits related to the tax status of these operations are estimated to be $28 million, $19 million and $27 million for the years ended December 31, 2024, 2023 and 2022, respectively. The per share effect of these benefits after noncontrolling interests was $0.03, $0.02 and $0.02 for each of the years ended December 31, 2024, 2023 and 2022, respectively. Included in the Company's income tax benefits is the benefit related to our operations in Vietnam, which is estimated to be $14 million, $16 million and $18 million for the years ended December 31, 2024, 2023 and 2022, respectively. The per share effect of these benefits related to our operations in Vietnam after noncontrolling interest was $0.01 for each of the years ended December 31, 2024, 2023 and 2022.
The following table shows the income (loss) from continuing operations, before income taxes, net equity in earnings of affiliates and noncontrolling interests, for the periods indicated (in millions):

December 31,	2024	2023	2022
U.S.	$(264)	$(238)	$22
Non-U.S.	1,158	342	(191)
Total	$894	$104	$(169)
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

December 31,	2024	2023
Interest related	$2	$2
Penalties related	—	—
The following table shows the expense/(benefit) related to interest and penalties on unrecognized tax benefits for the periods indicated (in millions):

December 31,	2024	2023	2022
Total benefit for interest related to unrecognized tax benefits	$—	$—	$—
Total expense for penalties related to unrecognized tax benefits	—	—	—
We are potentially subject to income tax audits in numerous jurisdictions in the U.S. and internationally until the applicable statute of limitations expires. Tax audits by their nature are often complex and can require several years to complete. The following is a summary of tax years potentially subject to examination in the significant tax and business jurisdictions in which we operate:

Jurisdiction	Tax Years Subject to Examination
Argentina	2018 - 2024
Brazil	2018 - 2024
Chile	2021 - 2024
Colombia	2018 - 2024
Dominican Republic	2021 - 2024
El Salvador	2021 - 2024
Netherlands	2018 - 2024
Panama	2021 - 2024
United States (Federal)	2021 - 2024
As of December 31, 2024, 2023 and 2022, the total amount of unrecognized tax benefits was $108 million, $107 million and $107 million, respectively. The total amount of unrecognized tax benefits that would benefit the effective tax rate as of December 31, 2024, 2023 and 2022 is $108 million, $107 million and $107 million, respectively, of which $1 million, $1 million, and $2 million, respectively, would be in the form of tax attributes that would warrant a full valuation allowance. Further, the total amount of unrecognized tax benefit that would benefit the

187 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

effective tax rate as of 2024 would be reduced by approximately $34 million of tax expense related to remeasurement from 35% to 21%.
The total amount of unrecognized tax benefits anticipated to result in a net increase to unrecognized tax benefits within 12 months of December 31, 2024 is estimated to be between zero and $10 million, primarily as a result of ongoing audits, including potential tax exam resolutions.
The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the periods indicated (in millions):

	2024	2023	2022
Balance at January 1	$107	$107	$122
Additions for current year tax positions	—	1	4
Additions for tax positions of prior years	2	—	—
Reductions for tax positions of prior years	—	(1)	(16)
Settlements	—	—	(3)
Lapse of statute of limitations	(1)	—	—
Balance at December 31	$108	$107	$107
The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of current or future examinations may exceed our provision for current unrecognized tax benefits in amounts that could be material, but cannot be estimated as of December 31, 2024. Our effective tax rate and net income in any given future period could therefore be materially impacted.
25. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Ventanas — In December 2024, the Company signed an agreement for the sale of its 100% ownership interest in Empresa Electrica Ventanas SpA and Nucleo SpA (collectively "Ventanas"), owner of a coal-fired energy generation facility in Chile, for $5 million. The sale closed in January 2025. Ventanas was classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of net assets after impairment of the plant held-for-sale as of December 31, 2024 was $6 million, and a pre-tax asset impairment expense of $125 million was recorded. See Note 23—Asset Impairment Expense for further information. As of December 31, 2024, the significant assets and liabilities of Ventanas are inventory, deferred income tax, and accrued asset retirement obligation for $58 million, $56 million, and $43 million, respectively. Ventanas is reported in the Energy Infrastructure SBU reportable segment.
Dominican Republic Renewables — In December 2024, the Company entered into an agreement to sell 50% of its interests in AES DR Renewable Holding and its subsidiaries (collectively "Dominican Republic Renewables"), whose main objective is the operation and administration of energy generation assets from primary energy resources. After completion of the sale, the Company will retain a 50% ownership in Dominican Republic Renewables, which will be accounted for as an equity method investment. The sale is expected to close in the second quarter of 2025. As a result, Dominican Republic Renewables was classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. Since the fair value less cost to sell exceeds the carrying value, there is no impairment to be recorded. The carrying value of net assets held-for-sale as of December 31, 2024 was $95 million on a consolidated basis. As of December 31, 2024, the significant assets and liabilities of Dominican Republic Renewables are property, plant and equipment and debt of $414 million and $350 million, respectively. Dominican Republic Renewables is reported in the Renewables SBU reportable segment.

188 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V, an SPV accounted for as an equity affiliate (collectively "Mong Duong"). The sale is subject to regulatory approval and is expected to close by early 2026. As a result, Mong Duong was classified as held-for-sale, but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of net assets after impairment of the plant held-for-sale as of December 31, 2024 was $357 million. Management has recorded pre-tax asset impairment expense of $62 million at Mong Duong. See Note 23—Asset Impairment Expense for further information. As of December 31, 2024, the significant assets and liabilities of Mong Duong are a long term financing receivable of $963 million and debt of $526 million, respectively. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
Excluding any impairment charges, pre-tax income (loss) and pre-tax income (loss) attributable to AES of businesses held-for-sale as of December 31, 2024 was as follows (in millions):

Year Ended December 31,	2024	2023	2022
Pre-tax income of businesses held-for-sale:
Mong Duong	$79	$92	$109
Ventanas	3	13	(5)
Dominican Republic Renewables	(6)	(4)	4
Total pre-tax income of businesses held-for-sale	$76	$101	$108

Pre-tax income attributable to AES of businesses held-for-sale:
Mong Duong	$34	$40	$50
Ventanas	3	13	(5)
Dominican Republic Renewables	(4)	(3)	3
Total pre-tax income attributable to AES of businesses held-for-sale	$33	$50	$48
Dispositions
AES Brasil — In October 2024, the Company completed the sale of its 47.3% controlling interest in AES Brasil Energia S.A. ("AES Brasil"), a 5.2 GW portfolio of renewable energy that is 51% hydroelectric, 43% wind, and 6% solar, for $586 million, resulting in a pre-tax gain on sale of $312 million reported in Gain (loss) on disposal and sale of business interests on the Consolidated Statement of Operations. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, AES Brasil was reported in the Renewables SBU reportable segment.
Jordan — In March 2024, the Company completed the sale of approximately 26% ownership interest in the Amman East and IPP4 generation plants for a sale price of $58 million. After adjusting for dividends received since the execution of the sale and purchase agreement, the Company received a net cash payment of $45 million. The transaction resulted in a pre-tax loss on sale of $10 million, reported in Gain (loss) on disposal and sale of business interests on the Consolidated Statement of Operations. After completion of the sale, the Company retained 10% ownership interest in each of the businesses, whose fair value was measured using the market approach technique, resulting in deconsolidation and recognition as equity method investments. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
The following table summarizes, excluding any impairment charge or gain/loss on sale, the pre-tax income attributable to AES of disposed businesses for the periods indicated (in millions):

Year Ended December 31,	2024	2023	2022
AES Brasil	$7	$49	$22
Jordan	5	21	(6)
Total	$12	$70	$16

189 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

26. ACQUISITIONS
Atacama Solar — On December 27, 2024, the Company closed an agreement for the purchase of 100% of Atacama Solar SpA, which owns and operates photovoltaic plants with a capacity of 150 MW and is developing a 250 MW BESS as well as a 100 MW solar project. This acquisition will enhance the operational capacity, and the total consideration was $105 million. The main assets acquired were PP&E valued at $102 million and right-of-use assets for $28 million. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. As Atacama Solar is not a VIE, any difference between the fair value of the assets and the consideration transferred was allocated to PP&E and intangible assets on a relative fair value basis. Atacama Solar is reported in the Renewables SBU reportable segment.
Felix — Felix DevCo, LLC ("Felix") was a joint venture with Air Products formed in 2022 to develop a green hydrogen production facility in Texas, and was previously accounted for as an equity method investment. On November 5, 2024, the Company acquired the remaining 50% ownership interest in Felix from Air Products as part of a step-acquisition for $34 million, including contingent consideration of $14 million. The main assets acquired were development intangibles valued at $74 million. As a result of the transaction, Felix was consolidated by the Company and no longer accounts for its investment under the equity method. The Company recognized a gain on the acquisition of $14 million reported in Other income on the Consolidated Statements of Operations. Felix is reported in the Renewables SBU reportable segment.
AES Clean Energy Solar Project Acquisitions — In 2024, the Company closed on the acquisitions of 1.1 GW of renewables development projects in Texas, Virginia, Illinois, and California (the purchase of 100% of the equity interests in Armadillo, Red Brick, Pulaski, Staley, Stags, and Jasmine solar projects). The total consideration of these acquisitions was $97 million, including contingent consideration of $44 million. The contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings. The fair value of the consideration paid was attributed to identifiable assets and liabilities, consisting of intangible assets for $92 million, primarily project development intangibles, right-of-use assets for $40 million, PP&E for $18 million, and lease liabilities for $40 million. The transactions were accounted for as asset acquisitions of variable interest entities that did not meet the definition of a business. AES Clean Energy is reported in the Renewables SBU reportable segment.
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
Madison and Birdseye — On April 5, 2024, the Company closed on the acquisition of the Madison solar project, a 63 MW construction-stage solar project in Virginia under contract with a 15-year virtual power purchase agreement ("VPPA"), and a pipeline of early-stage renewable energy development projects ("Birdseye"), to enhance its renewable energy portfolio. The transaction was accounted for as a business combination with a purchase price of $20 million paid in cash; therefore, the assets acquired and liabilities assumed at the acquisition date, primarily consisting of CWIP valued at $78 million and an off-market VPPA liability of $53 million, were recorded at their fair values. The Company recorded preliminary amounts for the purchase price allocation at the time of the acquisition. During the fourth quarter of 2024, the Company finalized the purchase price allocation and made measurement-period adjustments to the fair value of the assets acquired, primarily due to the determination that the Madison solar project would qualify for an increased ITC based on studies performed subsequent to the acquisition date.
The acquisition resulted in a bargain purchase gain of $20 million, recognized in Other income on the Consolidated Statements of Operations. This gain represents the excess of the estimated fair value of the net assets acquired over the purchase price. The primary reason for the bargain purchase gain was the determination that the Madison solar project would qualify for an increased ITC, which had not been assigned value in the purchase price. Additionally, the safe harbor period was expiring at the end of 2024 for certain equipment associated with the Madison solar project, jeopardizing the tax credits associated with the asset. In order to capture the highest value from the project, the seller needed to complete a sale to a buyer that could complete construction

190 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

in 2024. This is consistent with the seller's announcement in February 2023 that they would no longer invest in non-regulated solar generation projects and intended to divest their portfolio. Before recognizing the bargain purchase gain, the Company reassessed whether all assets and liabilities were correctly identified and valued. This included a reassessment of the reasonableness of all significant assumptions used in the calculation of the fair value of assets acquired and liabilities assumed, including the market PPA price, forecasted operating expenses, and the discount rates utilized. We conducted an analysis and made detailed inquiries to confirm there were no material unrecorded liabilities or contingencies that would decrease the valuation. We monitored the projects subsequent to the acquisition and did not identify any indicators that the fair value of the net assets acquired should be reduced or that the assets were impaired. Madison and Birdseye are reported in the Renewables SBU reportable segment.
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
Hoosier Wind — In August 2023, the Company, through its subsidiary AES Indiana, filed for IURC issuance of a Certificate of Public Convenience and Necessity approving the acquisition of 100% of the interests in Hoosier Wind Project, LLC., which is an existing 106 MW wind facility located in Benton County, Indiana. IURC approval was received on January 24, 2024, and the transaction closed on February 29, 2024. The transaction was accounted for as an asset acquisition. Of the total consideration transferred of $93 million, including transaction costs, approximately $49 million was allocated to the identifiable assets acquired on a relative fair value basis, primarily consisting of tangible wind farm assets and typical working capital items. The remaining consideration was allocated to the termination of the pre-existing PPA between AES Indiana and the Hoosier Wind Project, estimated using a discounted cash flow valuation methodology, which was deferred as a long-term regulatory asset resulting from AES Indiana regulatory approval to recover associated costs. Hoosier Wind is reported in the Utilities SBU reportable segment.
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

191 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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
Cubico II — On November 30, 2022, the Company, through its subsidiary AES Brasil Energia S.A ("AES Brasil") acquired 100% of shares of an operational wind complex comprised of (i) Ventos de São Tomé Holding S.A., (ii) Ventos de São Tito Holdings S.A., and (iii) REB Empreendimentos e Administradora de Bens S.A. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. The assets acquired and liabilities assumed were recorded at their relative fair values. The total purchase price for the acquisition was $185 million. The Cubico II wind complex was reported in the Renewables SBU reportable segment prior to the sale of AES Brasil in October 2024.
Agua Clara — On June 17, 2022, the Company, through its subsidiaries AES Dominican Renewable Energy and AES Andres DR, S.A., acquired 100% of the equity interests in Agua Clara, S.A.S., a wind project, for consideration of $98 million. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. As Agua Clara is not a VIE, any difference between the fair value of the assets and consideration transferred was allocated to PP&E on a relative fair value basis. Agua Clara is reported in the Renewables SBU reportable segment.
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

192 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the years ended December 31, 2024, 2023 and 2022, where income represents the numerator and weighted-average shares represent the denominator.

Year Ended December 31,	2024			2023			2022
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share	Loss	Shares	$ per Share
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$1,686	706	$2.39	$242	669	$0.36	$(546)	668	$(0.82)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	1	—	—	—	—
Restricted stock units	—	2	—	—	2	—	—	—	—
Equity units	—	5	(0.02)	1	40	(0.02)	—	—	—
DILUTED EARNINGS (LOSS) PER SHARE	$1,686	713	$2.37	$243	712	$0.34	$(546)	668	$(0.82)
The calculation of diluted earnings per share excluded 2 million outstanding stock awards for the years ended December 31, 2024 and December 31, 2023, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
For the year ended December 31, 2022, the calculation of diluted earnings per share excluded 5 million outstanding stock awards and 40 million shares underlying our March 2021 Equity Units because their impact would be anti-dilutive given the loss from continuing operations. These shares could potentially dilute basic earnings per share in the future. Had the Company generated income, potential shares of common stock of 3 million related to the stock awards and 40 million related to the Equity Units would have been included in diluted weighted-average shares outstanding for the year ended December 31, 2022.
As described in Note 18—Equity, the Company issued 10,430,500 Equity Units in March 2021 with a total notional value of $1,043 million. Each Equity Unit has a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a 2024 Purchase Contract and a 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. The conversion rate was initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which was equivalent to an initial conversion price of approximately $31.70 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts were accounted for as one unit of account. In calculating diluted EPS, the Company has applied the if-converted method to determine the impact of the forward purchase feature and considered if there are incremental shares that should be included related to the Series A Preferred conversion value. On February 15, 2024, the Series A Preferred Stock was tendered to satisfy the Purchase Contract's settlement price and the Corporate Units were converted into shares of the Company's common stock at a settlement rate of 3.8859, equivalent to a reference price of $25.73. The Series A Preferred Stock was cancelled upon conversion.
28. RISKS AND UNCERTAINTIES
AES is a diversified power generation and utility company organized into four technology-based SBUs. See additional discussion of the Company's principal markets in Note 19—Segments and Geographic Information. Within our four SBUs, we have two primary lines of business: generation and utilities. The generation line of

193 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

business uses a wide range of fuels and technologies to generate electricity such as coal, gas, hydro, wind, solar, and biomass. Our utilities business comprises businesses that transmit, distribute, and in certain circumstances, generate power. In addition, the Company has operations in the renewables area. These efforts include projects primarily in wind, solar, and energy storage.
Operating and Economic Risks — The Company operates in several developing economies where macroeconomic conditions are typically more volatile than developed economies. Deteriorating market conditions and evolving industry expectations to transition away from fossil fuel sources for generation expose the Company to the risk of decreased earnings and cash flows due to, among other factors, adverse fluctuations in the commodities and foreign currency spot markets, and potential changes in the estimated useful lives of our thermal plants. Additionally, credit markets around the globe continue to tighten their standards, which could impact our ability to finance growth projects through access to capital markets. Currently, the Company has an investment grade rating from both Standard & Poor's and Fitch of BBB- and an investment grade rating from Moody's of Baa3. A downgrade in our current investment grade ratings could affect the Company's ability to finance new and/or existing development projects at competitive interest rates. As of December 31, 2024, the Company had $1.5 billion of unrestricted cash and cash equivalents.
During 2024, 62% of our revenue was generated outside the U.S. and a significant portion of our international operations is conducted in developing countries. We continue to invest in several developing countries to expand our existing platform and operations. International operations, particularly the operation, financing, and development of projects in developing countries, entail significant risks and uncertainties, including, without limitation:
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

194 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

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
Foreign Currency Risks — AES operates businesses in many foreign countries and such operations could be impacted by significant fluctuations in foreign currency exchange rates. Fluctuations in currency exchange rate between the USD and the following currencies could create significant fluctuations in earnings and cash flows: the Argentine peso, the Chilean peso, the Colombian peso, the Dominican peso, the Euro, and the Mexican peso.
Concentrations — Due to the geographical diversity of its operations, the Company does not have any significant concentration of customers or sources of fuel supply. Several of the Company's generation businesses rely on PPAs with one or a limited number of customers for the majority of, and in some cases all of, the relevant businesses' output over the term of the PPAs. However, no single customer accounted for 10% or more of total revenue in 2024, 2023 or 2022.
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
29. RELATED PARTY TRANSACTIONS
Certain of our businesses in Panama are partially owned by governments either directly or through state-owned institutions. In the ordinary course of business, these businesses enter into energy purchase and sale transactions, and transmission agreements with other state-owned institutions which are controlled by such governments. In the Dominican Republic, AES conducts revenue generating business with parties which are investors in AES equity method investees. These business relationships affect both Revenue—Non-Regulated and Cost of Sales—Non-Regulated. Furthermore, in 2021, the Company began construction projects with Fluence relating to energy storage. These related party transactions primarily present themselves as construction in progress, as seen below. Additionally, the Company provides certain support and management services to several of its affiliates under various agreements.
The Company's Consolidated Statements of Operations included the following transactions with related parties for the periods indicated (in millions):

Years Ended December 31,	2024	2023	2022
Revenue—Non-Regulated	$746	$1,055	$1,093
Cost of Sales—Non-Regulated	143	576	352
Cost of Sales—Regulated	34	39	39
Interest income	12	9	10
Interest expense	26	36	95
Other income	23	28	17

195 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

The following table summarizes the balances that relate to related party transactions for balance sheet accounts included in the Company's Consolidated Balance Sheets as of the periods indicated (in millions):

December 31,	2024	2023
Receivables from related parties	$166	$584
Accounts and notes payable to related parties (1)	1,016	1,411
Property, plant, and equipment, net	851	671
Prepaid expenses	11	25
_____________________________
(1)Includes $526 million and $639 million of debt to Mong Duong Finance Holdings B.V., as of December 31, 2024 and 2023, respectively. Mong Duong was classified as held-for-sale in December 2024 and 2023.
30. RESTATEMENT (UNAUDITED)
We restated the unaudited quarterly financial information as of and for the three and six months ended June 30, 2024, and as of and for the three and nine months ended September 30, 2024, to correct misstatements associated with the calculation of asset impairment expense for the AES Brasil disposal group. The misstatements were primarily due to the use of incomplete data in the estimation of the fair value of net assets of AES Brasil, which was used in the calculation of the impairment expense after AES Brasil was classified as held-for-sale in the second quarter of 2024. The impairment expense previously reported was overstated by $192 million for the three and six months ended June 30, 2024 and overstated by $5 million for the three months ended September 30, 2024.
Description of Restatement Tables — See below for a reconciliation from the previously reported amounts in the Company's Quarterly Reports on Form 10-Q to the restated amounts as of and for the three and six months ended June 30, 2024, and as of and for the three and nine months ended September 30, 2024. These amounts are labeled as "Previously Reported" in the table below. The amounts labeled "Adjustments" represent the effects of this restatement.
Effects of the Restatement on Quarterly Results (Unaudited) — The tables below illustrate the impact of the restatement on the historical unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Changes in Equity for the interim quarters impacted, each as compared with the amounts presented in the Form 10-Qs previously filed with the SEC.
Since the restatement is associated with the calculation of asset impairment expense, a non-cash activity, there was no impact to net cash provided by (used in) operating, investing, or financing activities on the Condensed Consolidated Statements of Cash Flows. The restatement resulted in an increase to Net income and an offsetting decrease to Impairment expense of $192 million for the six months ended June 30, 2024, and an increase to Net income and an offsetting decrease to Impairment expense of $197 million for the nine months ended September 30, 2024.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2024			September 30, 2024
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,773	$—	$1,773	$1,919	$—	$1,919
Restricted cash	299	—	299	563	—	563
Short-term investments	61	—	61	62	—	62
Accounts receivable, net of allowance of $22 and $32, respectively	1,507	—	1,507	1,868	—	1,868
Inventory	661	—	661	646	—	646
Prepaid expenses	141	—	141	134	—	134
Other current assets, net of allowance of $0 for all periods	1,458	—	1,458	1,460	—	1,460
Current held-for-sale assets (1)	3,655	177	3,832	3,874	186	4,060
Total current assets	9,555	177	9,732	10,526	186	10,712
NONCURRENT ASSETS

196 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

Property, plant and equipment, net of accumulated depreciation of $8,270 and $8,505, respectively	30,732	—	30,732	32,354	—	32,354
Investments in and advances to affiliates	1,156	—	1,156	1,162	—	1,162
Debt service reserves and other deposits	76	—	76	77	—	77
Goodwill	348	—	348	348	—	348
Other intangible assets, net of accumulated amortization of $420 and $426, respectively	1,879	—	1,879	1,928	—	1,928
Deferred income taxes	435	—	435	421	—	421
Other noncurrent assets, net of allowance of $11 for all periods	2,845	—	2,845	2,593	—	2,593
Noncurrent held-for-sale assets	712	—	712	670	—	670
Total noncurrent assets	38,183	—	38,183	39,553	—	39,553
TOTAL ASSETS	$47,738	$177	$47,915	$50,079	$186	$50,265
LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,869	$—	$1,869	$1,965	$—	$1,965
Accrued interest	242	—	242	328	—	328
Accrued non-income taxes	229	—	229	257	—	257
Supplier financing arrangements	553	—	553	698	—	698
Accrued and other liabilities	1,043	—	1,043	1,182	—	1,182
Recourse debt	890	—	890	1,709	—	1,709
Non-recourse debt	2,176	—	2,176	3,237	—	3,237
Current held-for-sale liabilities	2,821	—	2,821	2,999	—	2,999
Total current liabilities	9,823	—	9,823	12,375	—	12,375
NONCURRENT LIABILITIES
Recourse debt	5,256	—	5,256	4,840	—	4,840
Non-recourse debt	20,232	—	20,232	19,666	—	19,666
Deferred income taxes	1,588	—	1,588	1,696	—	1,696
Other noncurrent liabilities	2,452	—	2,452	2,501	—	2,501
Noncurrent held-for-sale liabilities	457	—	457	457	—	457
Total noncurrent liabilities	29,985	—	29,985	29,160	—	29,160
Redeemable stock of subsidiaries	901	—	901	905	—	905
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock (0.01 par value, 1,200,000,000 shares authorized; 859,584,456 issued and 710,823,239 outstanding at June 30, 2024, and 859,709,987 issued and 711,027,043 outstanding at September 30, 2024)	9	—	9	9	—	9
Additional paid-in capital	7,067	—	7,067	6,949	—	6,949
Accumulated deficit	(769)	91	(678)	(267)	93	(174)
Accumulated other comprehensive loss	(1,409)	(7)	(1,416)	(1,595)	(5)	(1,600)
Treasury stock, at cost (148,761,217 and 148,682,944 shares at June 30, 2024 and September 30, 2024, respectively)	(1,807)	—	(1,807)	(1,806)	—	(1,806)
Total AES Corporation stockholders’ equity	3,091	84	3,175	3,290	88	3,378
NONCONTROLLING INTERESTS (2)	3,938	93	4,031	4,349	98	4,447
Total equity	7,029	177	7,206	7,639	186	7,825
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY	$47,738	$177	$47,915	$50,079	$186	$50,265
_____________________________
(1)The adjustments to current held-for-sale assets for the overstatement of impairment expense of the AES Brasil disposal group include the impact of foreign currency translation adjustments at the balance sheet date.
(2)As the Company had a 47.3% ownership interest in the AES Brasil disposal group, the noncontrolling interests adjustments reflect the allocation of the overstatement of impairment expense to noncontrolling interest holders, inclusive of the impact of foreign currency translation adjustments at the balance sheet date.

197 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in millions, except share and per share amounts)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Revenue:
Non-Regulated	$2,070	$—	$2,070	$4,302	$—	$4,302
Regulated	872	—	872	1,725	—	1,725
Total revenue	2,942	—	2,942	6,027	—	6,027
Cost of Sales:
Non-Regulated	(1,671)	—	(1,671)	(3,404)	—	(3,404)
Regulated	(718)	—	(718)	(1,451)	—	(1,451)
Total cost of sales	(2,389)	—	(2,389)	(4,855)	—	(4,855)
Operating margin	553	—	553	1,172	—	1,172
General and administrative expenses	(66)	—	(66)	(141)	—	(141)
Interest expense	(389)	—	(389)	(746)	—	(746)
Interest income	88	—	88	193	—	193
Loss on extinguishment of debt	(9)	—	(9)	(10)	—	(10)
Other expense	(84)	—	(84)	(122)	—	(122)
Other income	21	—	21	56	—	56
Gain on disposal and sale of business interests	1	—	1	44	—	44
Asset impairment expense	(230)	192	(38)	(276)	192	(84)
Foreign currency transaction gains	38	—	38	30	—	30
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(77)	192	115	200	192	392
Income tax benefit	35	—	35	51	—	51
Net equity in earnings (losses) of affiliates	3	—	3	(12)	—	(12)
NET INCOME (LOSS)	(39)	192	153	239	192	431
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	224	(101)	123	378	(101)	277
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$185	$91	$276	$617	$91	$708
BASIC EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.27	$0.13	$0.40	$0.88	$0.13	$1.01
DILUTED EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.27	$0.12	$0.39	$0.87	$0.12	$0.99

198 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in millions, except share and per share amounts)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Revenue:
Non-Regulated	$2,352	$—	$2,352	$6,654	$—	$6,654
Regulated	937	—	937	2,662	—	2,662
Total revenue	3,289	—	3,289	9,316	—	9,316
Cost of Sales:
Non-Regulated	(1,794)	—	(1,794)	(5,198)	—	(5,198)
Regulated	(773)	—	(773)	(2,224)	—	(2,224)
Total cost of sales	(2,567)	—	(2,567)	(7,422)	—	(7,422)
Operating margin	722	—	722	1,894	—	1,894
General and administrative expenses	(57)	—	(57)	(198)	—	(198)
Interest expense	(379)	—	(379)	(1,125)	—	(1,125)
Interest income	119	—	119	312	—	312
Loss on extinguishment of debt	(1)	—	(1)	(11)	—	(11)
Other expense	(31)	—	(31)	(153)	—	(153)
Other income	64	—	64	120	—	120
Gain (loss) on disposal and sale of business interests	(1)	—	(1)	43	—	43
Asset impairment expense	(79)	5	(74)	(355)	197	(158)
Foreign currency transaction gains (losses)	(28)	—	(28)	2	—	2
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	329	5	334	529	197	726
Income tax expense	(103)	—	(103)	(52)	—	(52)
Net equity in losses of affiliates	(9)	—	(9)	(21)	—	(21)
INCOME FROM CONTINUING OPERATIONS	217	5	222	456	197	653
Loss from disposal of discontinued businesses	(7)	—	(7)	(7)	—	(7)
NET INCOME	210	5	215	449	197	646
Less: Net loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	292	(3)	289	670	(104)	566
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$502	$2	$504	$1,119	$93	$1,212
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$509	$2	$511	$1,126	$93	$1,219
Loss from discontinued operations, net of tax	(7)	—	(7)	(7)	—	(7)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$502	$2	$504	$1,119	$93	$1,212
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.72	$—	$0.72	$1.60	$0.13	$1.73
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.01)	—	(0.01)	(0.01)	—	(0.01)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.71	$—	$0.71	$1.59	$0.13	$1.72
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.72	$—	$0.72	$1.58	$0.13	$1.71
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.01)	—	(0.01)	(0.01)	—	(0.01)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.71	$—	$0.71	$1.57	$0.13	$1.70

199 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in millions)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
NET INCOME (LOSS)	$(39)	$192	$153	$239	$192	$431
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	(121)	(15)	(136)	(164)	(15)	(179)
Total foreign currency translation adjustments	(121)	(15)	(136)	(164)	(15)	(179)
Derivative activity:
Change in fair value of derivatives, net of income tax expense of $22 and $66, respectively	92	—	92	292	—	292
Reclassification to earnings, net of $7 income tax expense for all periods	23	—	23	21	—	21
Total change in fair value of derivatives	115	—	115	313	—	313
Pension activity:
Change in pension adjustments due to net actuarial gain for the period, net of $0 income tax for all periods	1	—	1	1	—	1
Total pension adjustments	1	—	1	1	—	1
Fair value option liabilities activity:
Change in fair value option liabilities due to instrument-specific credit risk, net of $0 income tax for all periods	—	—	—	3	—	3
Total change in fair value option liabilities	—	—	—	3	—	3
OTHER COMPREHENSIVE INCOME (LOSS)	(5)	(15)	(20)	153	(15)	138
COMPREHENSIVE INCOME (LOSS)	(44)	177	133	392	177	569
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	234	(93)	141	330	(93)	237
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$190	$84	$274	$722	$84	$806

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in millions)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
NET INCOME	$210	$5	$215	$449	$197	$646
Foreign currency translation activity:
Foreign currency translation adjustments, net of $9 income tax benefit for all periods	36	4	40	(128)	(11)	(139)
Total foreign currency translation adjustments	36	4	40	(128)	(11)	(139)
Derivative activity:
Change in fair value of derivatives, net of income tax benefit (expense) of $65 and $(1), respectively	(262)	—	(262)	30	—	30
Reclassification to earnings, net of income tax expense of $0 and $7, respectively	(3)	—	(3)	18	—	18
Total change in fair value of derivatives	(265)	—	(265)	48	—	48
Pension activity:
Change in pension adjustments due to net actuarial gain for the period, net of $0 income tax for all periods	—	—	—	1	—	1
Total pension adjustments	—	—	—	1	—	1
Fair value option liabilities activity:
Change in fair value option liabilities due to instrument-specific credit risk, net of $0 income tax for all periods	—	—	—	3	—	3
Total change in fair value option liabilities	—	—	—	3	—	3
OTHER COMPREHENSIVE INCOME (LOSS)	(229)	4	(225)	(76)	(11)	(87)
COMPREHENSIVE INCOME (LOSS)	(19)	9	(10)	373	186	559
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	335	(5)	330	665	(98)	567
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$316	$4	$320	$1,038	$88	$1,126

200 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(in millions)	Shares	Amount	Shares	Amount
Previously Reported
Balance at March 31, 2024	859.6	$9	148.9	$(1,809)	$7,068	$(954)	$(1,414)	$3,380
Net income (loss)	—	—	—	—	—	185	—	(214)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	(87)	(33)
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	92	(15)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	1
Total other comprehensive income (loss)	—	—	—	—	—	—	5	(47)
Adjustments to redemption value of redeemable stock of subsidiaries	—	—	—	—	6	—	—	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests	—	—	—	—	—	—	—	670
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(94)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	51
Sales to noncontrolling interests	—	—	—	—	(9)	—	—	192
Dividends declared on AES common stock	—	—	—	—	(7)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	(0.1)	2	9	—	—	—
Balance at June 30, 2024	859.6	$9	148.8	$(1,807)	$7,067	$(769)	$(1,409)	$3,938

Adjustments
Net income	—	—	—	—	—	91	—	101
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	(7)	(8)
Total adjustments	—	$—	—	$—	$—	$91	$(7)	$93

Restated
Balance at March 31, 2024	859.6	$9	148.9	$(1,809)	$7,068	$(954)	$(1,414)	$3,380
Net income (loss)	—	—	—	—	—	276	—	(113)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	(94)	(41)
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	92	(15)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	1
Total other comprehensive loss	—	—	—	—	—	—	(2)	(55)
Adjustments to redemption value of redeemable stock of subsidiaries	—	—	—	—	6	—	—	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests	—	—	—	—	—	—	—	670
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(94)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	51
Sales to noncontrolling interests	—	—	—	—	(9)	—	—	192
Dividends declared on AES common stock	—	—	—	—	(7)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	(0.1)	2	9	—	—	—
Balance at June 30, 2024	859.6	$9	148.8	$(1,807)	$7,067	$(678)	$(1,416)	$4,031

201 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2024, 2023 and 2022

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(in millions)	Shares	Amount	Shares	Amount
Previously Reported
Balance at June 30, 2024	859.6	$9	148.8	$(1,807)	$7,067	$(769)	$(1,409)	$3,938
Net income (loss)	—	—	—	—	—	502	—	(308)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	23	13
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	(209)	(56)
Total other comprehensive loss	—	—	—	—	—	—	(186)	(43)
Reclassification of redeemable stock of subsidiaries to noncontrolling interests	—	—	—	—	—	—	—	62
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(20)
Acquisitions of noncontrolling interests	—	—	—	—	2	—	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	233
Sales to noncontrolling interests	—	—	—	—	(7)	—	—	489
Dividends declared on AES common stock	—	—	—	—	(123)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.1	—	(0.1)	1	10	—	—	—
Balance at September 30, 2024	859.7	$9	148.7	$(1,806)	$6,949	$(267)	$(1,595)	$4,349

Adjustments
Balance at June 30, 2024	—	$—	—	$—	$—	$91	$(7)	$93
Net income	—	—	—	—	—	2	—	3
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	2	2
Total adjustments	—	$—	—	$—	$—	$93	$(5)	$98

Restated
Balance at June 30, 2024	859.6	$9	148.8	$(1,807)	$7,067	$(678)	$(1,416)	$4,031
Net income (loss)	—	—	—	—	—	504	—	(305)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	25	15
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	(209)	(56)
Total other comprehensive loss	—	—	—	—	—	—	(184)	(41)
Reclassification of redeemable stock of subsidiaries to noncontrolling interests	—	—	—	—	—	—	—	62
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(20)
Acquisitions of noncontrolling interests	—	—	—	—	2	—	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	233
Sales to noncontrolling interests	—	—	—	—	(7)	—	—	489
Dividends declared on common stock	—	—	—	—	(123)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.1	—	(0.1)	1	10	—	—	—
Balance at September 30, 2024	859.7	$9	148.7	$(1,806)	$6,949	$(174)	$(1,600)	$4,447
31. SUBSEQUENT EVENTS
Restructuring Program — In February 2025, the company approved and initiated a restructuring program to streamline our organization given the significantly lower number of countries that we operate in. Additionally, we are right sizing our development company to focus on executing on the backlog and pursuing larger but fewer projects to better serve our core customers. This program is not expected to have an impact on the Company's operating segments.
AES Dominican Renewable Energy — On February 6, 2025, AES Dominican Renewable Energy failed to comply with a covenant on its debt, resulting in a technical default. See Note 12—Obligations for further information. AES Dominican Renewable Energy is reported in the Renewables SBU reportable segment and was classified as held-for-sale in the current period. See Note 25—Held-For-Sale and Dispositions for further information.
AES Ohio — On March 5, 2025, DPL received approval from the PUCO for the previously announced sale of an aggregate indirect equity interest of approximately 30% in AES Ohio to CDPQ.

202 | 2024 Annual Report

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
The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2024, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.
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
Management, including the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and has concluded that we did not design effective controls over the review of the disposition of AES Brasil, a complex non-routine transaction; specifically due to the use of incomplete data in the estimation of the fair value of the net assets of AES Brasil, which was used in calculation of the impairment expense after AES Brasil was classified as Held for Sale in Q2 2024. The result of which caused an overstatement of impairment expense that was calculated in Q2 2024 and Q3 2024. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013.
Management continues to implement measures designed to ensure that the control deficiency contributing to the material weakness is remediated. The remediation actions include: (i) policy updates detailing steps to perform in an impairment analysis of complex ownership structures, (ii) detailed instructions on considerations to be included in the fair value estimations, (iii) updates to Held for Sale and Discontinued Operations policies, and (iv) training to impacted personnel.
As of the date of the filing of this Annual Report on Form 10-K, our management believes we have made progress toward remediating the underlying causes of the material weakness. We believe these actions will remediate the forgoing material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate and management has concluded, through testing, that the controls are operating effectively. Management expects to begin remediation efforts immediately and be completed by June 30, 2025.
Notwithstanding the identified material weakness, as of the date of the filing of this Annual Report on Form 10-K, our management, including our CEO and CFO, believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented and such financial statements are presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting:

203 | 2024 Annual Report
Other than the material weakness discussed above, there were no changes that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

204 | 2024 Annual Report

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The AES Corporation
Opinion on Internal Control Over Financial Reporting
We have audited The AES Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, The AES Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s disposition process related to AES Brasil.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 10, 2025 which expressed an unqualified opinion thereon.

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

205 | 2024 Annual Report

/s/ Ernst & Young LLP
Tysons, Virginia
March 10, 2025

206 | 2024 Annual Report
ITEM 9B. OTHER INFORMATION
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

207 | 2024 Annual Report
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information is incorporated by reference from the Registrant's Proxy Statement for the Registrant's 2025 Annual Meeting of Stockholders which the Registrant expects will be filed on or around March 19, 2025 (the "2025 Proxy Statement"):
•information regarding the directors required by this item found under the heading Board and Committee Governance—Board of Directors—Biographies;
•information regarding AES' Code of Conduct found under the heading Corporate Governance at AES— Additional Governance Information;
•information regarding AES' Financial Audit Committee found under the heading Board and Committee Governance—Board Committees—Financial Audit Committee (the “Audit Committee”); and
•information regarding AES' insider trading policies and procedures found under the heading Compensation Discussion and Analysis ("CD&A")—Other Relevant Compensation Elements, Policies, and Information—Insider Trading Policy. A copy of our insider trading policy is filed as Exhibit 19 to this Report.
Certain information regarding executive officers required by this Item is presented as a supplementary item in Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The other information required by this Item, to the extent not included above, will be contained in our 2025 Proxy Statement and is herein incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will be contained in the 2025 Proxy Statement under "Director Compensation" and "Executive Compensation" (excluding the information under the caption “Compensation Committee Report”) and is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will be contained under the caption “Compensation Committee Report” of the Proxy Statement. Such information shall not be deemed to be “filed.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Security Ownership of Certain Beneficial Owners and Management.
See the information contained under the heading Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers of the 2025 Proxy Statement, which information is incorporated herein by reference.
(b)Securities Authorized for Issuance under Equity Compensation Plans.
The following table provides information about shares of AES common stock that may be issued under AES' equity compensation plans, as of December 31, 2024:
Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2024)

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,788,469	(2)	$12.50	9,254,667
Equity compensation plans not approved by security holders	—		—	—
Total	5,788,469		$12.50	9,254,667
_____________________________
(1)The following equity compensation plans have been approved by The AES Corporation's Stockholders:
(a)The AES Corporation 2003 Long Term Compensation Plan was adopted in 2003 and provided for 17,000,000 shares authorized for issuance thereunder. In 2008, an amendment to the Plan to provide an additional 12,000,000 shares was approved by AES' stockholders, bringing the total authorized shares to 29,000,000. In 2010, an additional amendment to the Plan to provide an additional 9,000,000 shares was approved by AES' stockholders, bringing the total authorized shares to 38,000,000. In 2015, an additional amendment to the Plan to provide an additional 7,750,000 shares was approved by AES' stockholders, bringing the total authorized shares to 45,750,000. The weighted average exercise price of Options outstanding under this plan included in Column (b) is $12.50 (excluding performance stock units, restricted stock units and director stock units), with 9,254,667 shares available for future issuance.

208 | 2024 Annual Report
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
(2)Includes 4,165,134 (of which 558,954 are vested and 3,606,180 are unvested) shares underlying PSU and RSU awards (assuming 2022, 2023 PSUs at maximum performance and the 2024 PSUs at target performance), 1,504,284 shares underlying Director stock unit awards, and 119,051 shares issuable upon the exercise of Stock Option grants, for an aggregate number of 5,788,469 shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding related party transactions required by this item will be included in the 2025 Proxy Statement found under the headings Related Person Policies and Procedures and Board and Committee Governance and are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the 2025 Proxy Statement under the headings Information Regarding The Independent Registered Public Accounting Firm, Audit Fees, Audit Related Fees, and Pre-Approval Policies and Procedures and is incorporated herein by reference.

209 | 2024 Annual Report
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements.
(b)Exhibits.

3.1	Sixth Restated Certificate of Incorporation of The AES Corporation is incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended December 31, 2008.
3.2	Amended and Restated By-Laws of The AES Corporation, incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended September 30, 2024.
4
There are numerous instruments defining the rights of holders of long-term indebtedness of the Registrant and its consolidated subsidiaries, none of which exceeds ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any of such agreements to the Commission upon request. Since these documents are not required filings under Item 601 of Regulation S-K, the Company has elected to file certain of these documents as Exhibits 4.(a)—4.(l).

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

4.(i)
Base Indenture, dated May 21, 2024, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 21, 2024.

4.(j)
First Supplemental Indenture, dated May 21, 2024, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on May 21, 2024.

4.(k)
Second Supplemental Indenture, dated December 6, 2024, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on December 6, 2024.

4.(l)
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
10.5
The AES Corporation 2003 Long Term Compensation Plan, as Amended and Restated on October 10, 2023, is incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-K for the year ended December 31, 2023.

10.6
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Outside Directors) is incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on April 27, 2010.

210 | 2024 Annual Report

10.7
Form of AES Performance Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended December 31, 2023.

10.8
Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K for the year ended December 31, 2023.

10.9
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 2023.

10.10
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 2015.

10.11
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 2023.

10.12
The AES Corporation Restoration Supplemental Retirement Plan, as Amended and Restated on October 10, 2023, is incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 2023.

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

10.14
The AES Corporation Amended and Restated Executive Severance Plan and Summary Plan Description is incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended December 31, 2023.

10.15
The AES Corporation Performance Incentive Plan, as Amended and Restated on October 10, 2023, is incorporated herein by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 2023.

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

10.19	Form of Director and Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-Q for the period ended September 30, 2022.
10.20
Amendment No. 1 to the Credit Agreement dated as of August 23, 2022 among The AES Corporation, a Delaware corporation, the lenders listed on the signature pages thereof, and Citibank, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-Q for the period ended September 30, 2022.

10.21	Loan Agreement dated as of December 6, 2024 among The AES Corporation as Borrower, the banks named therein as Banks, and Sumitomo Mitsui Banking Corporation as Administrative Agent.
10.22
Form of AES Non-Executive Restricted Stock Unit Award Agreement under the AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended December 31, 2023.

19	The AES Corporation Insider Trading Policy
21.1	Subsidiaries of The AES Corporation (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP (filed herewith).
24	Powers of Attorney (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
97	Amended and Restated Compensation Recoupment Policy, effective October 6, 2023, is incorporated herein by reference to Exhibit 97 of the Company's Form 10-K for the year ended December 31, 2023.
101
The AES Corporation Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Operations, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Changes in Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(c)Schedule
Schedule I—Financial Information of Registrant

211 | 2024 Annual Report
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AES CORPORATION (Company)

Date:	March 10, 2025	By:	/s/ ANDRÉS GLUSKI
		Name:	Andrés Gluski
President, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

*	President, Chief Executive Officer (Principal Executive Officer) and Director
Andrés Gluski		March 10, 2025

*	Director
Gerard M. Anderson		March 10, 2025

*	Director
Inderpal S. Bhandari		March 10, 2025

*	Director
Janet G. Davidson		March 10, 2025

*	Director
Holly K. Koeppel		March 10, 2025

*	Director
Julia M. Laulis		March 10, 2025

*	Director
Alain Monié		March 10, 2025

*	Chairman of the Board and Lead Independent Director
John B. Morse		March 10, 2025

*	Director
Moisés Naím		March 10, 2025

*	Director
Teresa M. Sebastian		March 10, 2025

*	Director
Maura Shaughnessy		March 10, 2025

/s/ STEPHEN COUGHLIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephen Coughlin		March 10, 2025

/s/ SHERRY L. KOHAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Sherry L. Kohan		March 10, 2025

*By:	/s/ PAUL L. FREEDMAN	March 10, 2025
Attorney-in-fact

S-1 | 2024 Annual Report
THE AES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I—Condensed Financial Information of Registrant	S-2
Schedules other than that listed above are omitted as the information is either not applicable, not required, or has been furnished in the consolidated financial statements or notes thereto included in Item 8 hereof.

See Notes to Schedule I

S-2 | 2024 Annual Report

THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
BALANCE SHEETS
DECEMBER 31, 2024 AND 2023

	December 31,
	2024	2023
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$265	$33
Accounts and notes receivable from subsidiaries	446	1,248
Prepaid expenses and other current assets	95	51
Total current assets	806	1,332
Investment in and advances to subsidiaries and affiliates	9,786	6,735
Office Equipment:
Cost	14	14
Accumulated depreciation	(13)	(12)
Office equipment, net	1	2
Other Assets:
Deferred financing costs, net of accumulated amortization of $12 and $11, respectively	5	6
Other assets	47	44
Total other assets	52	50
Total assets	$10,645	$8,119
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$20	$44
Accounts and notes payable to subsidiaries	190	273
Accrued and other liabilities	312	284
Senior notes payable—current portion	899	200
Total current liabilities	1,421	801
Long-term Liabilities:
Debt	4,805	4,264
Accounts and notes payable to subsidiaries	307	158
Other long-term liabilities	468	408
Total long-term liabilities	5,580	4,830
Stockholders' equity:
Preferred stock	—	838
Common stock	9	8
Additional paid-in capital	5,913	6,355
Accumulated deficit	293	(1,386)
Accumulated other comprehensive loss	(766)	(1,514)
Treasury stock	(1,805)	(1,813)
Total stockholders' equity	3,644	2,488
Total liabilities and equity	$10,645	$8,119

See Notes to Schedule I.

S-3 | 2024 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

For the Years Ended December 31,	2024	2023	2022
	(in millions)
Revenue from subsidiaries and affiliates	$23	$31	$30
Equity in earnings (losses) of subsidiaries and affiliates	1,641	598	(280)
Interest income	150	44	28
General and administrative expenses	(137)	(129)	(140)
Other income	41	11	14
Other expense	(16)	—	—
Interest expense	(307)	(230)	(163)
Income (loss) before income taxes	1,395	325	(511)
Income tax benefit (expense)	284	(76)	(35)
Net income (loss)	$1,679	$249	$(546)
See Notes to Schedule I.

S-4 | 2024 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	2024	2023	2022
	(in millions)
NET INCOME (LOSS)	$1,679	$249	$(546)
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	(159)	136	(37)
Reclassification to earnings, net of $0 income tax for all periods	71	—	—
Total foreign currency translation adjustments	(88)	136	(37)
Derivative activity:
Change in fair value of derivatives, net of income tax expense of $93, $7 and $198, respectively	315	55	645
Reclassification to earnings, net of income tax benefit (expense) of $(8), $9 and $0, respectively	18	(52)	44
Total change in fair value of derivatives	333	3	689
Pension activity:
Change in pension adjustments due to prior service cost, net of $0 income tax for all periods	—	1	—
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax (expense) benefit of $2, $1 and $(2), respectively	(5)	(4)	10
Reclassification of earnings, net of income tax expense of $1, $0 and $1, respectively	7	—	—
Total pension adjustments	2	(3)	10
Fair value option liabilities activity:
Change in fair value option liabilities due to instrument-specific credit risk, net of $0 income tax for all periods	3	—	—
Total change in fair value option liabilities	3	—	—
OTHER COMPREHENSIVE INCOME	250	136	662
COMPREHENSIVE INCOME	$1,929	$385	$116
See Notes to Schedule I.

S-5 | 2024 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

For the Years Ended December 31,	2024	2023	2022
	(in millions)
Net cash provided by operating activities	$731	$608	$434
Investing Activities:
Proceeds from the sale of business interests, net of expenses	566	474	157
Investment in and net advances to subsidiaries	(2,508)	(2,187)	(1,716)
Return of capital	786	1,185	907
Additions to property, plant and equipment	(11)	(9)	(10)
Net cash used in investing activities	(1,167)	(537)	(662)
Financing Activities:
(Repayments) borrowings under the revolver, net	—	(325)	(40)
Borrowings of notes payable and other coupon bearing securities	1,450	900	200
Repayments of notes payable and other coupon bearing securities	(200)	—	—
Loans from (repayments to) subsidiaries	(76)	(177)	465
Proceeds from issuance of common stock	3	1	15
Common stock dividends paid	(483)	(444)	(422)
Payments for deferred financing costs	(21)	(14)	(4)
Other financing	(5)	(3)	(2)
Net cash provided by (used in) financing activities	668	(62)	212
Increase (decrease) in cash and cash equivalents	232	9	(16)
Cash and cash equivalents, beginning	33	24	40
Cash and cash equivalents, ending	$265	$33	$24
Supplemental Disclosures:
Cash payments for interest, net of amounts capitalized	$202	$178	$125
Cash payments for income taxes, net of refunds	44	9	1
See Notes to Schedule I.

S-6 | 2024 Annual Report
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
2. Debt
Senior and Unsecured Notes and Loans Payable ($ in millions)

			December 31,
	Interest Rate	Maturity	2024	2023
Senior Variable Rate Term Loan	SOFR + 1.125%	2024	$—	$200
Senior Unsecured Note	3.30%	2025	900	900
Senior Unsecured Note	1.375%	2026	800	800
Senior Unsecured Note	5.45%	2028	900	900
Senior Unsecured Note	3.95%	2030	700	700
Senior Unsecured Note	2.45%	2031	1,000	1,000
Junior Unsecured Note	7.60%	2055	950	—
Junior Unsecured Note	6.95%	2055	500	—
Unamortized (discounts)/premiums & debt issuance (costs)			(46)	(36)
Subtotal			$5,704	$4,464
Less: Current maturities			(899)	(200)
Noncurrent maturities			$4,805	$4,264

FUTURE MATURITIES OF RECOURSE DEBT — As of December 31, 2024 scheduled maturities are presented in the following table (in millions):

December 31,	Annual Maturities
2025	$900
2026	800
2027	—
2028	900
2029	—
Thereafter	3,150
Unamortized (discount)/premium & debt issuance (costs), net	(46)
Total debt	$5,704
3. Dividends from Subsidiaries and Affiliates
Cash dividends received from consolidated subsidiaries were $1.6 billion, $1.4 billion, and $832 million for the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024, 2023, and 2022, $574 million, $474 million, and $157 million, respectively, of the dividends paid to the Parent Company are derived from the sale of business interests and are classified as an investing activity for cash flow purposes. All other dividends are classified as operating activities. There were no cash dividends received from affiliates accounted for by the equity method for the years ended December 31, 2024, 2023, and 2022.

S-7 | 2024 Annual Report
4. Guarantees and Letters of Credit
GUARANTEES — In connection with certain project financing, acquisitions and dispositions, power purchases and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments, excluding those collateralized by letter of credit and other obligations discussed below, were limited as of December 31, 2024 by the terms of the agreements, to an aggregate of approximately $3 billion, representing 89 agreements with individual exposures ranging up to $350 million. These amounts exclude normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.
LETTERS OF CREDIT — At December 31, 2024, the Parent Company had $18 million in letters of credit outstanding under the revolving credit facilities, representing 9 agreements with individual exposures up to $4 million; $129 million in letters of credit outstanding under the unsecured credit facilities, representing 28 agreements with individual exposures ranging up to $50 million; and $378 million in letters of credit outstanding under bilateral agreements, representing 9 agreements with individual exposures ranging up to $88 million. During the year ended December 31, 2024, the Parent Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.