Form 10-K/A
period 2024-12-31
AES CORP
filed 2025-04-11
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-K/A
(Amendment No. 1)

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
The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, on April 10, 2025 was 711,908,057.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On March 11, 2025, The AES Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). In the Original Filing, the Company inadvertently omitted the following exhibits:

10.14	The AES Corporation Amended and Restated Executive Severance Plan and Summary Plan Description is incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended December 31, 2023
10.21	Loan Agreement dated as of December 6, 2024 among The AES Corporation as Borrower, the banks named therein as Banks, and Sumitomo Mitsui Banking Corporation as Administrative Agent
19	The AES Corporation Insider Trading Policy
21.1	Subsidiaries of The AES Corporation
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
24	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin
32.1	Section 1350 Certification of Andrés Gluski
32.2	Section 1350 Certification of Stephen Coughlin
This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed (i) to include those exhibits listed above that were inadvertently omitted from the Original Filing, and (ii) to correct the hyperlink for Exhibit 10.14, originally filed with the SEC on February 26, 2024. The Amendment speaks as of the filing date of the Original Filing, and does not reflect events that may have occurred subsequent to the filing date of the Original Filing. Except as described above, no other changes have been made to the Original Filing, and the Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. The Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act. The Company is furnishing new certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements.

Financial Statements and Schedules:
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
Schedules
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

10.21	Loan Agreement dated as of December 6, 2024 among The AES Corporation as Borrower, the banks named therein as Banks, and Sumitomo Mitsui Banking Corporation as Administrative Agent (filed herewith).
10.22
Form of AES Non-Executive Restricted Stock Unit Award Agreement under the AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended December 31, 2023.

19	The AES Corporation Insider Trading Policy (filed herewith).
21.1	Subsidiaries of The AES Corporation (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP (filed herewith).
24	Powers of Attorney (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
31.3	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.4	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
32.3	Section 1350 Certification of Andrés Gluski (filed herewith).
32.4	Section 1350 Certification of Stephen Coughlin (filed herewith).
97	Amended and Restated Compensation Recoupment Policy, effective October 6, 2023, is incorporated herein by reference to Exhibit 97 of the Company's Form 10-K for the year ended December 31, 2023.
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

THE AES CORPORATION (Company)

Date:	April 11, 2025	By:	/s/ ANDRÉS GLUSKI
		Name:	Andrés Gluski
President, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

*	President, Chief Executive Officer (Principal Executive Officer) and Director
Andrés Gluski		April 11, 2025

*	Director
Gerard M. Anderson		April 11, 2025

*	Director
Inderpal S. Bhandari		April 11, 2025

*	Director
Janet G. Davidson		April 11, 2025

*	Director
Holly K. Koeppel		April 11, 2025

*	Director
Julia M. Laulis		April 11, 2025

*	Director
Alain Monié		April 11, 2025

*	Chairman of the Board and Lead Independent Director
John B. Morse		April 11, 2025

*	Director
Moisés Naím		April 11, 2025

*	Director
Teresa M. Sebastian		April 11, 2025

*	Director
Maura Shaughnessy		April 11, 2025

/s/ STEPHEN COUGHLIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephen Coughlin		April 11, 2025

/s/ SHERRY L. KOHAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Sherry L. Kohan		April 11, 2025

*By:	/s/ PAUL L. FREEDMAN	April 11, 2025
Attorney-in-fact