Form 10-Q
period 2025-03-31
AES CORP
filed 2025-05-01
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on April 29, 2025 was 711,922,815.

The AES Corporation
Form 10-Q for the Quarterly Period ended March 31, 2025

1 | The AES Corporation | March 31, 2025 Form 10-Q
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
AES Ohio
The Dayton Power & Light Company, formerly branded as DP&L. For the periods covered by this report, AES Ohio was wholly-owned by DPL. Beginning in April 2025, CDPQ owns an aggregate indirect equity interest in AES Ohio of approximately 30%.

AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AGIC	AES Global Insurance Company, AES’ captive insurance company
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	United States Clean Air Act
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash, and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CDPQ	Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DG Comp	Directorate-General for Competition
DIR
Distribution Investment Rider - established in ESP 4 to recover certain distribution capital investments placed in service beginning June 30, 2020, and subject to increasing annual revenue limits and other terms. The annual revenue limit for 2025 is $49.4 million.

DPL
DPL LLC and its consolidated subsidiaries. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company. Upon the conversion, DPL Inc. changed its name to DPL LLC. References to DPL are to DPL Inc. before April 3, 2025, and DPL LLC on and after April 3, 2025.

EBITDA	Earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs, a non-GAAP measure of operating performance
ECCRA	Environmental Compliance Cost Recovery Adjustment
ENSO	El Niño-Southern Oscillation
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EU	European Union
FASB	Financial Accounting Standards Board
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens (NASDAQ: FLNC)
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation at Book Value
IPALCO	IPALCO Enterprises, Inc. CDPQ owns direct and indrect interests in IPALCO of approximately 30%.
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)

2 | The AES Corporation | March 31, 2025 Form 10-Q

NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
OVEC	Ohio Valley Electric Corporation, an electric generating company in which AES Ohio has a 4.9% interest
Parent Company	The AES Corporation
Pet Coke	Petroleum Coke
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
TEG	Termoeléctrica del Golfo, S. de R.L. de C.V.
TEP	Termoeléctrica Peñoles, S. de R.L. de C.V.
U.S.	United States
USD	United States Dollar
VIE	Variable Interest Entity

3 | The AES Corporation | March 31, 2025 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2025	December 31, 2024

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,753	$1,524
Restricted cash	735	437
Short-term investments	64	79
Accounts receivable, net of allowance of $65 and $52, respectively	1,719	1,646
Inventory	624	593
Prepaid expenses	168	157
Other current assets, net of $0 allowance for both periods	1,341	1,533
Current held-for-sale assets	1,474	862
Total current assets	7,878	6,831
NONCURRENT ASSETS
Property, plant and equipment, net of accumulated depreciation of $8,978 and $8,701, respectively	33,995	33,166
Investments in and advances to affiliates	1,129	1,124
Debt service reserves and other deposits	78	78
Goodwill	345	345
Other intangible assets, net of accumulated amortization of $449 and $426, respectively	1,943	1,947
Deferred income taxes	371	365
Other noncurrent assets, net of allowance of $21 and $20, respectively	2,876	2,917
Noncurrent held-for-sale assets	—	633
Total noncurrent assets	40,737	40,575
TOTAL ASSETS	$48,615	$47,406
LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,655	$1,654
Accrued interest	310	256
Accrued non-income taxes	288	249
Supplier financing arrangements	605	917
Accrued and other liabilities	1,315	1,246
Recourse debt	1,177	899
Non-recourse debt	2,990	2,688
Current held-for-sale liabilities	1,004	662
Total current liabilities	9,344	8,571
NONCURRENT LIABILITIES
Recourse debt	4,801	4,805
Non-recourse debt	21,608	20,626
Deferred income taxes	1,475	1,490
Other noncurrent liabilities	2,763	2,881
Noncurrent held-for-sale liabilities	—	391
Total noncurrent liabilities	30,647	30,193
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	899	938
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 859,711,007 issued and 711,908,057 outstanding at March 31, 2025 and 859,709,987 issued and 711,074,269 outstanding at December 31, 2024)	9	9
Additional paid-in capital	5,888	5,913
Retained earnings	214	293
Accumulated other comprehensive loss	(848)	(766)
Treasury stock, at cost (147,802,950 and 148,635,718 shares at March 31, 2025 and December 31, 2024, respectively)	(1,795)	(1,805)
Total AES Corporation stockholders’ equity	3,468	3,644
NONCONTROLLING INTERESTS	4,257	4,060
Total equity	7,725	7,704
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY	$48,615	$47,406
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions, except share and per share amounts)
Revenue:
Non-Regulated	$1,941	$2,232
Regulated	985	853
Total revenue	2,926	3,085
Cost of Sales:
Non-Regulated	(1,661)	(1,733)
Regulated	(824)	(733)
Total cost of sales	(2,485)	(2,466)
Operating margin	441	619
General and administrative expenses	(77)	(75)
Interest expense	(342)	(357)
Interest income	69	105
Loss on extinguishment of debt	(8)	(1)
Other expense	(52)	(38)
Other income	7	35
Gain (loss) on disposal and sale of business interests	(1)	43
Asset impairment expense	(49)	(46)
Foreign currency transaction losses	(10)	(8)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(22)	277
Income tax benefit (expense)	(17)	16
Net equity in losses of affiliates	(34)	(15)
NET INCOME (LOSS)	(73)	278
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	119	154
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$46	$432
BASIC EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.07	$0.62
DILUTED EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.07	$0.60
DILUTED SHARES OUTSTANDING	713	712

See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions)
NET INCOME (LOSS)	$(73)	$278
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	30	(43)
Total foreign currency translation adjustments	30	(43)
Derivative activity:
Change in fair value of derivatives, net of income tax benefit (expense) of $25 and $(44), respectively	(107)	200
Reclassification to earnings, net of income tax benefit (expense) of $6 and $0, respectively	(14)	(2)
Total change in fair value of derivatives	(121)	198
Pension activity:
Change in pension adjustments due to net actuarial gain for the period, net of $0 income tax for all periods	1	—
Total pension adjustments	1	—
Fair value option liabilities activity:
Change in fair value option liabilities due to instrument-specific credit risk, net of $0 income tax for all periods	—	3
Total change in fair value option liabilities	—	3
OTHER COMPREHENSIVE INCOME (LOSS)	(90)	158
COMPREHENSIVE INCOME (LOSS)	(163)	436
Less: Comprehensive loss attributable to noncontrolling interests and redeemable stock of subsidiaries	127	96
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(36)	$532
See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2025	—	$—	859.7	$9	148.6	$(1,805)	$5,913	$293	$(766)	$4,060
Net income (loss)	—	—	—	—	—	—	—	46	—	(149)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	30	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(113)	(8)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	1	—
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(82)	(8)
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	—	—	38
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(57)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	114
Sales to noncontrolling interests	—	—	—	—	—	—	(15)	—	—	250
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	9
Dividends declared on AES common stock ($0.17595/share)	—	—	—	—	—	—	—	(125)	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.8)	10	(10)	—	—	—
Balance at March 31, 2025	—	$—	859.7	$9	147.8	$(1,795)	$5,888	$214	$(848)	$4,257

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2024	1.0	$838	819.1	$8	149.4	$(1,813)	$6,355	$(1,386)	$(1,514)	$3,497
Net income (loss)	—	—	—	—	—	—	—	432	—	(65)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(38)	(4)
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	135	27
Change in fair value option liabilities and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	3	—
Total other comprehensive income	—	—	—	—	—	—	—	—	100	23
Adjustments to redemption value of redeemable stock of subsidiaries (3)	—	—	—	—	—	—	(6)	—	—	—
Dispositions of business interests	—	—	—	—	—	—	—	—	—	(111)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(13)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1
Sales to noncontrolling interests	—	—	—	—	—	—	1	—	—	48
Conversion of Corporate Units to shares of common stock	(1.0)	(838)	40.5	1	—	—	838	—	—	—
Dividends declared on AES common stock ($0.1725/share)	—	—	—	—	—	—	(116)	—	—	—
Purchase of treasury stock	—	—	—	—	0.1	(3)	3	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.6)	7	(7)	—	—	—
Balance at March 31, 2024	—	$—	859.6	$9	148.9	$(1,809)	$7,068	$(954)	$(1,414)	$3,380

(1) Excludes redeemable stock of subsidiaries. See Note 11—Redeemable Stock of Subsidiaries.
(2) Related to the reclassification of the Pike County BESS tax equity partnership from Redeemable stock of subsidiaries to Noncontrolling interests. See Note 11—Redeemable Stock of Subsidiaries.
(3) Adjustment to record the redeemable stock of a tax equity partnership at AES Clean Energy Development at redemption value.
See Notes to Condensed Consolidated Financial Statements.

7 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$(73)	$278
Adjustments to net income (loss):
Depreciation, amortization, and accretion of AROs	337	318
Emissions allowance expense	102	47
Gain on realized/unrealized derivatives	(15)	(73)
Loss (gain) on disposal and sale of business interests	1	(43)
Impairment expense	49	46
Deferred income tax expense	10	222
Other	129	98
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(99)	(232)
(Increase) decrease in inventory	(28)	72
(Increase) decrease in prepaid expenses and other current assets	169	39
(Increase) decrease in other assets	18	(91)
Increase (decrease) in accounts payable and other current liabilities	3	(85)
Increase (decrease) in income tax payables, net and other tax payables	(83)	(327)
Increase (decrease) in other liabilities	25	18
Net cash provided by operating activities	545	287
INVESTING ACTIVITIES:
Capital expenditures	(1,254)	(2,148)
Acquisitions of business interests, net of cash and restricted cash acquired	(4)	(57)
Proceeds from the sale of business interests, net of cash and restricted cash sold	5	11
Sale of short-term investments	33	141
Purchase of short-term investments	(18)	(144)
Contributions and loans to equity affiliates	(1)	(21)
Purchase of emissions allowances	(39)	(56)
Other investing	(4)	(112)
Net cash used in investing activities	(1,282)	(2,386)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	1,187	1,741
Repayments under the revolving credit facilities	(451)	(1,037)
Commercial paper borrowings (repayments), net	255	719
Issuance of recourse debt	800	—
Repayments of recourse debt	(774)	—
Issuance of non-recourse debt	1,293	2,131
Repayments of non-recourse debt	(759)	(915)
Payments for financing fees	(21)	(31)
Purchases under supplier financing arrangements	317	486
Repayments of obligations under supplier financing arrangements	(628)	(516)
Distributions to noncontrolling interests	(84)	(23)
Contributions from noncontrolling interests	73	26
Sales to noncontrolling interests	245	125
Dividends paid on AES common stock	(125)	(116)
Payments for financed capital expenditures	(7)	(7)
Other financing	(4)	23
Net cash provided by financing activities	1,317	2,606
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(15)
(Increase) decrease in cash, cash equivalents and restricted cash of held-for-sale businesses	(52)	73
Total increase in cash, cash equivalents and restricted cash	527	565
Cash, cash equivalents and restricted cash, beginning	2,039	1,990
Cash, cash equivalents and restricted cash, ending	$2,566	$2,555
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$267	$354
Cash payments for income taxes, net of refunds	60	68
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared but not yet paid	$125	$116
Noncash recognition of new operating and financing leases	60	124
Noncash contributions from noncontrolling interests	42	—
Conversion of Corporate Units to shares of common stock (see Note 12)	—	838
Initial recognition of contingent consideration for acquisitions	—	9
See Notes to Condensed Consolidated Financial Statements.

8 | Notes to Condensed Consolidated Financial Statements | March 31, 2025 and 2024
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
1. FINANCIAL STATEMENT PRESENTATION
Consolidation — In this Quarterly Report, the terms “AES,” “the Company,” “us” or “we” refer to the consolidated entity, including its subsidiaries and affiliates. The terms “The AES Corporation” or “the Parent Company” refer only to the publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates. Furthermore, VIEs in which the Company has an ownership interest and is the primary beneficiary, thus controlling the VIE, have been consolidated. Certain consolidated VIEs have arrangements which may require the Company to contribute additional equity totaling $1.7 billion. Such contributions are generally contingent upon the underlying asset achieving specific project milestones. Investments in entities where the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting, except for our investment in Alto Maipo, for which we have elected the fair value option as permitted under ASC 825. All intercompany transactions and balances are eliminated in consolidation.
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of expected results for the year ending December 31, 2025. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto, which are included in the 2024 Form 10-K filed with the SEC on March 11, 2025 (the “2024 Form 10-K”).
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,753	$1,524
Restricted cash	735	437
Debt service reserves and other deposits	78	78
Cash, Cash Equivalents, and Restricted Cash	$2,566	$2,039
Tax Credit Transferability — The U.S Inflation Reduction Act of 2022 (the “IRA”) allows us to directly transfer investment tax credits (“ITCs”) to unrelated tax credit buyers. The Company accounts for tax credits that it will retain or transfer under ASC 740—Income Taxes, as a reduction in income tax expense by either including the expected amount of the tax credit to be claimed or the cash to be received when transferred, respectively, in the calculation of its annual effective tax rate throughout the year the renewables project is placed in service. The estimated tax credits are updated on a quarterly basis, with the year-end calculation including only the tax credits that are associated with projects placed in service, comprising credits claimed or transferred during the year. In assessing realizability for credits to be transferred, the Company includes cash it anticipates receiving in establishing any valuation allowance and establishes a valuation allowance equal to its best estimate of any discount on the transfer. During the three months ended March 31, 2025, the Company did not execute any transfers of ITCs directly to third parties, however we received cash proceeds of $75 million related to a tax credit transfer agreement executed in 2024. The receipt of cash from the transfer of tax credits is treated as an operating cash inflow on the Condensed Consolidated Statements of Cash Flows.
New Accounting Pronouncements Adopted in 2025 — The Company assessed all accounting pronouncements adopted in 2025 and determined they were either not applicable or did not have a material impact on the Company’s condensed consolidated financial statements.
New Accounting Pronouncements Issued But Not Yet Effective — The following table provides a brief description of recent accounting pronouncements that could have a material impact on the Company’s condensed consolidated financial statements once adopted. Accounting pronouncements not listed below were assessed and

9 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
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
The amendments in this Update are effective for fiscal years beginning after December 15, 2024.
The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements. This ASU only affects annual disclosures, which will be provided when the amendment becomes effective.

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

2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20)	The amendments in this Update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion.	The date for each amendment in this Update is effective beginning after December 15, 2025, and interim reporting periods within those annual reporting periods.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the dates indicated (in millions):

	March 31, 2025	December 31, 2024
Spare parts and supplies	$362	$347
Fuel and other raw materials	262	246
Total	$624	$593
3. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves, and other deposits approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 5—Fair Value in Item 8.—Financial Statements and Supplementary Data of our 2024 Form 10-K.

10 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
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

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$3	$—	$3	$—	$4	$—	$4
Government debt securities	—	4	—	4	—	4	—	4
Total debt securities	—	7	—	7	—	8	—	8
EQUITY SECURITIES:
Mutual funds	49	—	—	49	51	—	—	51
Common stock	2	—	—	2	4	—	—	4
Total equity securities	51	—	—	51	55	—	—	55
DERIVATIVES:
Interest rate derivatives	—	202	—	202	—	349	—	349
Foreign currency derivatives	—	6	43	49	—	9	52	61
Commodity derivatives	207	92	5	304	193	80	5	278
Total derivatives — assets (1)	207	300	48	555	193	438	57	688
TOTAL ASSETS	$258	$307	$48	$613	$248	$446	$57	$751
Liabilities
Contingent consideration (2)	$—	$—	$173	$173	$—	$—	$145	$145
DERIVATIVES:
Interest rate derivatives	—	62	2	64	—	14	1	15
Foreign currency derivatives	—	15	—	15	—	18	—	18
Commodity derivatives	199	39	3	241	185	44	26	255
Total derivatives — liabilities (1)	199	116	5	320	185	76	27	288
TOTAL LIABILITIES	$199	$116	$178	$493	$185	$76	$172	$433
_____________________________
(1)Includes $1 million and $3 million of derivative assets reported in Current held-for-sale assets and $8 million and $3 million of derivative liabilities reported in Current held-for-sale liabilities on the Condensed Consolidated Balance Sheets related to Dominican Republic Renewables as of March 31, 2025 and December 31, 2024, respectively.
(2)The level 3 contingent consideration is mainly related to the acquisition of Bellefield in June 2023.
As of March 31, 2025, all available-for-sale debt securities had stated maturities within one year. For the three months ended March 31, 2025, no impairments of marketable securities were recognized in earnings or other comprehensive income (loss). Credit-related impairments are recognized as an allowance with a corresponding impact recognized as a credit loss in Other expense. Gains and losses on sales of investments are determined using the specific identification method. The following table presents gross proceeds from the sale of available-for-sale securities for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Gross proceeds from sale of available-for-sale securities	$3	$119
The Company accounts for equity securities without readily determinable fair values using the measurement alternative in accordance with ASC 321. These securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of both March 31, 2025 and December 31, 2024, the carrying amount of equity securities accounted for using the measurement alternative was $62 million, inclusive of $22 million of cumulative upward adjustments recorded in Other income in prior years to reflect observable price changes.
The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024 (derivative balances are presented net), in millions. Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024

	Derivative Assets and Liabilities
Three Months Ended March 31, 2025	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2025	$(1)	$52	$(21)	$(145)	$(115)
Total realized and unrealized gains (losses):
Included in earnings	—	1	—	(38)	(37)
Included in other comprehensive income (loss) — derivative activity	(1)	—	26	—	25
Settlements	—	(10)	(1)	10	(1)
Transfers of assets (liabilities), net into Level 3	—	—	(2)	—	(2)
Balance at March 31, 2025	$(2)	$43	$2	$(173)	$(130)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(6)	$—	$(38)	$(44)

	Derivative Assets and Liabilities
Three Months Ended March 31, 2024	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2024	$(4)	$59	$(110)	$(165)	$(220)
Total realized and unrealized gains (losses):
Included in earnings	—	10	4	6	20
Included in other comprehensive income (loss) — derivative activity	8	4	28	—	40
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	(1)	(1)
Acquisitions	—	—	—	(9)	(9)
Settlements	(1)	(9)	(1)	11	—
Transfers of (assets) liabilities, net out of Level 3	(5)	—	—	—	(5)
Balance at March 31, 2024	$(2)	$64	$(79)	$(158)	$(175)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$3	$6	$6	$15
The following table summarizes the significant unobservable inputs used to value Level 3 derivative assets (liabilities) as of March 31, 2025 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Average)
Interest rate	$(2)	Subsidiary credit spread	0.5% to 3.2% (1.9%)
Foreign currency:
Argentine peso	43	Argentine peso to USD currency exchange rate after one year	1,328 to 1,342 (1,335)
Commodity:
CAISO energy swap	4	Forward CAISO energy prices per MWh after 2031	$7.89 to $132.30 ($65.53)
MISO energy swap	(2)	Forward MISO energy prices per MWh after 2031	$23.83 to $75.68 ($43.19)
Total	$43
For the Argentine peso foreign currency derivatives, increases (decreases) in the estimate of the above exchange rate would increase (decrease) the value of the derivative. For the CAISO and MISO energy swap, increases (decreases) in the estimate above would decrease (increase) the value of the derivative.
Contingent consideration is primarily related to future milestone payments associated with acquisitions of renewables development projects. The estimated fair value of contingent consideration is determined using probability-weighted discounted cash flows based on internal forecasts, which are considered Level 3 inputs. Changes in Level 3 inputs, particularly changes in the probability of achieving development milestones, could result in material changes to the fair value of the contingent consideration and could materially impact the amount of expense or income recorded each reporting period. Contingent consideration is updated quarterly with any prospective changes in fair value recorded through earnings. Gains and losses on the remeasurement of contingent consideration are recognized in Other income and Other expense, respectively, on the Condensed Consolidated Statements of Operations.
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

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Three Months Ended March 31, 2025			Level 1	Level 2	Level 3
Held-for-sale businesses: (2)
Mong Duong (3)	3/31/2025	$383	$—	$371	$—	$17

	Measurement Date	Carrying Amount (1)	Fair Value
Three Months Ended March 31, 2024			Level 1	Level 2	Level 3	Pre-tax Loss
Held-for-sale businesses: (2)
Mong Duong	3/31/2024	$450	$—	$413	$—	$37
_____________________________
(1)Represents the carrying values of the asset groups at the dates of measurement, before fair value adjustment.
(2)See Note 18—Held-for-Sale and Dispositions for further information.
(3)The pre-tax loss recognized was calculated using the fair value of the Mong Duong disposal group less costs to sell of $5 million.
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
The Company recognized $31 million and $7 million of pre-tax asset impairment expense related to AES Clean Energy Development Projects during the three months ended March 31, 2025 and 2024, respectively. See Note 16—Asset Impairment Expense for further information.
Financial Instruments Not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the dates indicated, but for which fair value is disclosed:

		March 31, 2025
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$90	$197	$—	$—	$197
Liabilities:	Non-recourse debt	24,007	24,559	—	22,073	2,486
	Recourse debt	5,978	4,871	—	4,871	—

		December 31, 2024
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$87	$171	$—	$—	$171
Liabilities:	Non-recourse debt	22,743	23,066	—	20,981	2,085
	Recourse debt	5,704	4,538	—	4,538	—
_____________________________
(1)These amounts primarily relate to the sale of the Redondo Beach land, payment deferrals granted to mining customers as part of our green blend agreements in Chile, and fair value of the Argentine FONINVEMEM receivables. These are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. See Note 5—Financing Receivables for further information.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2024 Form 10-K.

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of March 31, 2025, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity(1)
Interest rate	$10,020	2058
Foreign currency:
Chilean peso	105	2027
Euro	97	2026
Colombian peso	83	2027
Mexican peso	70	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	221	2029
Power (in MWhs) (2)	62	2040
Coal (in Metric Tons)	8	2028
_____________________________
(1)Maturity dates are consistent for both designated and non-designated positions.
(2)Includes one contract designated as a cash flow hedge with a final maturity date in 2038.
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of the Company’s derivative assets and liabilities as of the dates indicated (in millions):

Fair Value	March 31, 2025			December 31, 2024
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$202	$—	$202	$349	$—	$349
Foreign currency derivatives	12	37	49	16	45	61
Commodity derivatives	4	300	304	4	274	278
Total assets (1)	$218	$337	$555	$369	$319	$688
Liabilities
Interest rate derivatives	$64	$—	$64	$15	$—	$15
Foreign currency derivatives	6	9	15	10	8	18
Commodity derivatives	3	238	241	29	226	255
Total liabilities (1)	$73	$247	$320	$54	$234	$288

	March 31, 2025		December 31, 2024
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$344	$206	$369	$170
Noncurrent	211	114	319	118
Total (1)	$555	$320	$688	$288
_____________________________
(1)Includes $1 million and $3 million of derivative assets reported in Current held-for-sale assets and $8 million and $3 million of derivative liabilities reported in Current held-for-sale liabilities on the Condensed Consolidated Balance Sheets related to Dominican Republic Renewables as of March 31, 2025 and December 31, 2024, respectively.

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(166)	$225
Foreign currency derivatives	4	(9)
Commodity derivatives	30	28
Total	$(132)	$244
Gains reclassified from AOCL into earnings
Interest rate derivatives — Interest expense	$15	$1
Foreign currency derivatives — Foreign currency transaction gains (losses)	3	1
Commodity derivatives — Cost of sales—Non-Regulated	2	—
Total	$20	$2
Gains (losses) on fair value hedging relationships
Cross-currency derivatives
Derivatives designated as hedging instruments	$—	$(56)
Hedged items	—	43
Total	$—	$(13)
Gains reclassified from AOCL to earnings due to change in forecast	$8	$—
Gain (losses) recognized in earnings related to
Not designated as hedging instruments:
Foreign currency derivatives — Foreign currency transaction gains (losses)	$(2)	$13
Commodity derivatives — Revenue—Non-Regulated	23	95
Commodity derivatives — Cost of sales—Non-Regulated	(5)	(4)
Total	$16	$104
Reclassifications from AOCL to earnings are forecasted to increase pre-tax income from continuing operations by $2 million for the twelve months ended March 31, 2026, primarily related to interest rate derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents long-term financing receivables, excluding lease receivables and amounts classified as held-for-sale, by country as of the dates indicated (in millions):

	March 31, 2025			December 31, 2024
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
U.S.	$49	$16	$33	$48	$15	$33
Chile	49	—	49	45	—	45
Other	8	—	8	9	—	9
Total (1)	$106	$16	$90	$102	$15	$87
U.S. — AES has recorded non-current receivables pertaining to the sale of the Redondo Beach land. The anticipated collection period extends beyond March 31, 2026.
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
Through different agreements and programs, as of March 31, 2025, AES Andes sold and collected $151 million and $217 million related to agreements executed in August 2023 and October 2024 to sell up to $227 million and $254 million of receivables pursuant to the Stabilization Funds, respectively. As of March 31, 2025, $11 million of current receivables and $5 million of noncurrent receivables were recorded in Accounts receivable and Other noncurrent assets, respectively. In April 2025, AES Andes sold and collected the remaining $11 million of receivables pursuant to the Stabilization Funds. Additionally, $43 million of payment deferrals granted to mining

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at March 31, 2025.
6. ALLOWANCE FOR CREDIT LOSSES
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

Three Months Ended March 31, 2025	Accounts Receivable	Mong Duong Loan Receivable (1)	Argentina Receivables	Other (2)	Total
CECL reserve balance at beginning of period	$52	$23	$5	$16	$96
Current period provision	13	—	—	—	13
CECL reserve balance at end of period	$65	$23	$5	$16	$109

Three Months Ended March 31, 2024	Accounts Receivable	Mong Duong Loan Receivable (1)	Argentina Receivables	Other	Total
CECL reserve balance at beginning of period	$15	$26	$7	$16	$64
Current period provision	4	—	—	2	6
Write-offs charged against allowance	1	—	—	—	1
Recoveries collected	(1)	(1)	—	—	(2)
Foreign exchange	—	—	(1)	—	(1)
CECL reserve balance at end of period	$19	$25	$6	$18	$68
_____________________________
(1)Mong Duong loan receivable credit losses allowance was classified in current held-for-sale assets on the Condensed Consolidated Balance Sheet as of March 31, 2025 and 2024.
(2)Primarily relates to credit losses allowance on financing receivables in the U.S. as of March 31, 2025.
Beginning in 2024 and continuing into 2025, the current period provision and allowance for credit losses on customer accounts receivable has increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of customer billing system upgrades at our utilities in 2023 and 2024. This has resulted in higher past due customer receivables as of March 31, 2025. AES Indiana reinstituted customer disconnections and write-off processes in March 2025, and AES Ohio anticipates doing so later in 2025.
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates
Three Months Ended March 31,	2025	2024
Revenue	$460	$517
Operating loss	(14)	(33)
Net loss	(108)	(103)
Net loss attributable to affiliates	(118)	(68)
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

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
still does not control but has significant influence over Uplight after the transaction, it continues to be accounted for as an equity method investment and is reported in the New Energy Technologies SBU reportable segment.
Alto Maipo — In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore does not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of both March 31, 2025 and December 31, 2024, the fair value was insignificant. Alto Maipo is reported in the Renewables SBU reportable segment.
Barry — The Company holds a 100% ownership interest in AES Barry Ltd. ("Barry"), a dormant entity in the U.K. that disposed of its generation and other operating assets. Due to a debt agreement, no material financial or operating decisions can be made without the banks' consent, and the Company does not control Barry. As of March 31, 2025 and December 31, 2024, other long-term liabilities included $42 million and $41 million, respectively, related to this debt agreement. Barry is reported in the Energy Infrastructure SBU reportable segment.
8. OBLIGATIONS
Recourse Debt — Recourse debt represents debt that the Parent Company has an obligation to settle. This can be debt issued directly by the Parent Company or debt issued by a subsidiary under which the Parent Company has explicit commitments such as guarantees, indemnities, letters of credit, or agreements to settle if the subsidiary defaults.
Senior Notes due 2032 — In March 2025, the Company issued $800 million aggregate principal of 5.80% senior notes due in 2032. The Company used the proceeds from this issuance to purchase via tender offer a portion of its 3.30% senior notes due in 2025. As a result of the latter transaction, the Company recognized a gain on extinguishment of debt of $2 million.
Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. In April 2025, the Company executed agreements to increase the maximum aggregate face amount to $1.5 billion outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The commercial paper program is backed by the Company's $1.8 billion in revolving credit facilities, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. For the three months ended March 31, 2025, the Company borrowed approximately $6.8 billion and repaid approximately $6.5 billion under the commercial paper program, with average daily outstanding borrowings of $217 million. As of March 31, 2025, the Company had $255 million outstanding borrowings under the commercial paper program with a weighted average interest rate of 4.94%. The Notes are classified as current.
Revolving Credit Facilities — In December 2024, AES executed a $300 million senior unsecured revolving credit facility, maturing in December 2026. The aggregate commitment under its previously existing revolving credit facility is $1.5 billion and matures in August 2027. As of March 31, 2025, AES had no outstanding drawings under either of its revolving credit facilities.
Non-Recourse Debt — Non-recourse debt represents debt issued by one of our subsidiaries and is only required to be repaid solely from the subsidiary's assets. Repayments of the loans, and interest thereon, is secured solely by the capital stock, physical assets, contracts, and cash flows of that subsidiary, and the Parent Company is not otherwise liable for such debt. Non-recourse debt balances on the Condensed Consolidated Balance Sheet includes $773 million of current and $11.2 billion of noncurrent non-recourse debt related to VIEs as of March 31, 2025.
During the three months ended March 31, 2025, the Company’s following subsidiaries had significant debt issuances (in millions):

Subsidiary	Issuances (1)
AES Puerto Rico Solar	$669
AES Andes	450
_____________________________
(1)     These amounts do not include revolving credit facility activity at the Company’s subsidiaries.

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
AES Puerto Rico Solar — The Marahu project, 70% owned by AES, is currently constructing the Salinas and Jobos renewables projects in Puerto Rico, including both solar and energy storage facilities. In October 2024, the Marahu project obtained a loan guarantee for $861 million from the U.S. Department of Energy, and began drawing on the loan in the first quarter of 2025. As of March 31, 2025, there were $659 million in outstanding borrowings, maturing in 2049. The remainder of the loan will be drawn upon as required to fund construction costs.
AES Andes — In March 2025, AES Andes issued $400 million aggregate principal of 6.25% senior notes due in 2032. The net proceeds from the issuance were used to redeem the remaining $228 million aggregate principal of its 6.35% junior subordinated notes due in 2079 and to repay other existing indebtedness. As a result of the latter transaction, the Company recognized a loss on extinguishment of debt of $3 million.
In March 2024, AES Andes issued $500 million aggregate principal of 6.30% senior unsecured notes due in 2029. The net proceeds from the issuance were used to purchase via tender offer $100 million and $43 million aggregate principal of its 6.35% and 5.00% notes due in 2079 and 2025, respectively, and repay other existing indebtedness.
AES Clean Energy — In December 2024, Bellefield 2 Seller, LLC executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $1.7 billion. As of March 31, 2025, there were $526 million in borrowings under the facilities at an interest rate of 4.30%, maturing in 2026.
In December 2023, Bellefield Portfolio Seller, LLC and Bellefield 1 Finco, LLC, subsidiaries of AES Clean Energy Development, executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $2.4 billion due in 2026. As of March 31, 2025, there was $1.6 billion in outstanding borrowings under the facilities, and the net proceeds were used primarily to repay existing indebtedness and to fund development of renewables projects.
AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement in 2022 whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and energy storage projects that are owned by the Issuers. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. The aggregate carrying amount of notes at AES Clean Energy Development and AES Renewable Holdings was $1.4 billion as of March 31, 2025.
AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements for revolving credit facilities in 2021 and subsequent amendments in the following years for aggregate commitments of $3.8 billion with maturity dates in May 2027 and June 2028. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used and net of repayments, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $444 million in 2025, resulting in total commitments used under the revolving credit facilities, as of March 31, 2025, of $3.4 billion. As of March 31, 2025, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $3.4 billion.
AES Puerto Rico — On June 1, 2023, AES Puerto Rico was unable to pay principal and interest obligations on its Series A Bond Loans due to insufficient funds resulting from financial difficulties at the business. AES Puerto Rico signed forbearance and standstill agreements with its noteholders in July 2023 because of the insufficiency of funds to meet these obligations. On March 5, 2024, AES Puerto Rico and its noteholders executed a financial restructuring, under which the $156 million (including interest) of 6.625% Series A Bond Loans due 2026 was exchanged for $112 million of 6.625% senior secured bonds due January 2028 and $44 million of preferred shares in AES Puerto Rico. The preferred shares bear interest at 3.125% and contain an option whereby AES may call the preferred shares to be converted into 99.9% of the ordinary shares of AES Puerto Rico between December 30, 2025 and December 30, 2027, or would have the option to settle the preferred shares in cash. The noteholders also provided a $23 million bridge loan due March 2026 bearing interest at prime plus 4%. AES Puerto Rico is required to make mandatory prepayments through cash sweeps based on excess cash (as defined in the loan agreements) available from operations on the bridge loan, senior secured bonds, and preferred shares interest. The financial restructuring was accounted for as a troubled debt restructuring in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors” as AES Puerto Rico was experiencing financial difficulties and the lenders granted a concession. No gain has been recognized as a result of this transaction. As of March 31, 2025, cash settlement of the preferred shares is contingent, as the amounts would not be required to be settled in cash if the option to settle the preferred shares with common shares is exercised.

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
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
As of March 31, 2025 and December 31, 2024, approximately $512 million and $147 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. Of these amounts, $444 million and $79 million, respectively, were included within Restricted cash and $68 million and $68 million, respectively, were included within Debt service reserves and other deposits in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, approximately $143 million and $155 million, respectively, of the restricted cash balances were for collateral held to cover potential liability for current and future insurance claims being assumed by AGIC, AES' captive insurance company. Of total restricted cash and debt service reserves of $813 million, $580 million related to VIEs as of March 31, 2025.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $822 million at March 31, 2025.
The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of March 31, 2025. Due to the defaults, these amounts are included in the current portion of non-recourse debt unless otherwise indicated:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets (Liabilities)
AES Dominican Renewable Energy (1)	Covenant	$353	$105
AES Puerto Rico	Payment	150	(198)
AES Ilumina (Puerto Rico)	Covenant	22	8
AES Jordan Solar	Covenant	6	12
Total		$531
_____________________________
(1)On February 6, 2025, AES Dominican Renewable Energy failed to comply with a covenant on its debt, resulting in a technical default. AES Dominican Renewable Energy is classified as held-for-sale as of March 31, 2025, therefore the associated non-recourse debt is classified in Current held-for-sale liabilities on the Condensed Consolidated Balance Sheets.
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
AES Mexico Generation Holdings (TEG and TEP) — In December 2024, AES Mexico Generation Holdings executed an amendment to the original credit agreement with its noteholders, obtaining waivers for prior covenant default events through June 30, 2025. As of March 31, 2025, the AES Mexico Generation Holdings debt balance of $129 million was not in default.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters and has an outstanding principal in excess of $200 million in default. As of March 31, 2025, the Company’s subsidiaries had no defaults which resulted in a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facilities, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
Supplier Financing Arrangements
With some purchases, the Company enters into supplier financing arrangements with the goal of securing improved payment terms. The Company confirms supplier invoices to an intermediary financial institution who will pay the supplier directly or reimburse the Company for payments made to the supplier. These arrangements are included in Supplier financing arrangements on the Condensed Consolidated Balance Sheets in Current liabilities as the amounts are all due in less than a year; the related interest expense is recorded on the Condensed Consolidated Statements of Operations within Interest expense.
The Company had total outstanding balances of $605 million as of March 31, 2025. These agreements ranged from less than $1 million to $75 million with a weighted average interest rate of 6.54%. Of the amounts outstanding under supplier financing arrangements as of March 31, 2025, $416 million were guaranteed, including $301 million guaranteed by the Parent Company and $115 million guaranteed by subsidiaries.
The Company had total outstanding balances of $917 million as of December 31, 2024. These agreements ranged from less than $1 million to $69 million with a weighted average interest rate of 6.83%. Of the amounts outstanding under supplier financing arrangements as of December 31, 2024, $616 million were guaranteed, including $245 million guaranteed by the Parent Company and $371 million guaranteed by subsidiaries.
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
The following table summarizes the Parent Company’s contingent contractual obligations as of March 31, 2025. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure per individual agreement. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$4,322	97	<$1 — 1,110
Letters of credit under bilateral agreements	324	7	$11 — 88
Letters of credit under the unsecured credit facilities	107	25	<$1 — 30
Letters of credit under the revolving credit facilities	19	9	<$1 — 4
Surety bonds	2	2	<$1 — 1
Total	$4,774	140
During the three months ended March 31, 2025, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Subsidiary Guarantees and Letters of Credit — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, certain of the Company's subsidiaries have expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events, or are customary payment guarantees for amounts due under existing contracts in the normal course of business. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of March 31, 2025, the maximum undiscounted potential exposure to guarantees and letters of credit issued by our subsidiaries was $5.4 billion, including $1.9 billion of customary payment guarantees under EPC contracts and other agreements, $1.4 billion of letters of credit outstanding, $1.2 billion of surety bonds and other guarantees issued by insurance companies, and $828 million of tax equity financing related guarantees.

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended March 31, 2025 and December 31, 2024, the Company recognized liabilities of $1 million and $2 million for projected environmental remediation costs, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of March 31, 2025. Unasserted claims are not included in the range of potential losses related to environmental matters until it is probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be between $1 million and $5 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $24 million and $5 million as of March 31, 2025 and December 31, 2024, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2025. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $174 million and $223 million. Included in this range is a reasonably possible legal contingency for environmental remediation costs related to AES Sul, a business the Company disposed of in 2016, estimated to be approximately R$15 million to R$60 million ($3 million to $10 million). The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

	Three Months Ended March 31,
Operating Lease Revenue	2025	2024
Non-variable lease revenue	$76	$102
Variable lease revenue	15	13
Total lease revenue	$91	$115

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets as of the dates indicated (in millions):

Property, Plant and Equipment, Net	March 31, 2025	December 31, 2024
Gross assets	$2,119	$1,085
Less: Accumulated depreciation	(240)	(218)
Net assets	$1,879	$867
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, or lack of performance on energy delivery. The Company has not recognized any early terminations as of March 31, 2025. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of March 31, 2025 for the remainder of 2025 through 2029 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2025	$33	$223
2026	44	136
2027	44	65
2028	44	—
2029	44	—
Thereafter	602	1
Total	$811	$425
Less: Imputed interest	(362)
Present value of total lease receipts	$449
Battery Storage Lease Arrangements — The Company constructs and operates projects consisting only of a stand-alone BESS facility, as well as projects that pair a BESS with solar energy systems. These projects allow more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. Generally, these arrangements include both lease and non-lease elements under ASC 842, with the BESS component typically constituting a sales-type lease.
The following table presents variable lease revenue, interest income, and gains (losses) on commencement of sales-type leases in which the Company is the lessor, for the periods indicated (in millions):

	Three Months Ended March 31,
Sales-Type Leases	2025	2024
Variable lease revenue	$1	$1
Interest income	6	4
Net gains (losses) on commencement of sales-types leases (1)	(9)	5
_____________________________
(1)Gains and losses are recognized in Other income and Other expense, respectively, in the Condensed Consolidated Statement of Operations. See Note 15—Other Income and Expense for further information.
11. REDEEMABLE STOCK OF SUBSIDIARIES
Noncontrolling interests with redemption features that are not solely within the control of the issuer are classified as temporary equity and are included in Redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheets. Generally, these instruments are initially measured at fair value and are subsequently adjusted for income and dividends allocated to the noncontrolling interest. Subsequent measurement varies depending on whether the instrument is probable of becoming redeemable. For those securities that are currently redeemable or where it is probable that the instrument will become redeemable, any changes from the carrying value to redemption value are recognized in temporary equity against Retained earnings or Additional paid-in capital in the absence of retained earnings. When the instrument is not probable of becoming redeemable, no adjustment to the carrying value is recognized.

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
The following table is a reconciliation of changes in redeemable stock of subsidiaries for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Balance at the beginning of the period	$938	$1,464
Net income (loss)	30	(89)
Other comprehensive income	—	35
Adjustments to redemption value of redeemable stock of subsidiaries	—	6
Reclassification of redeemable stock of subsidiaries to noncontrolling interests	(38)	—
Distributions to holders of redeemable stock of subsidiaries	(31)	(14)
Contributions from holders of redeemable stock of subsidiaries	—	26
Sales of redeemable stock of subsidiaries	—	74
Balance at the end of the period	$899	$1,502
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the dates indicated (in millions):

	March 31, 2025	December 31, 2024
IPALCO common stock	$836	$835
AES Clean Energy tax equity partnerships	63	65
AES Indiana Pike County BESS tax equity partnership	—	38
Total redeemable stock of subsidiaries	$899	$938
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
In some cases, these agreements contain certain partnership rights, though not currently in effect, that may enable the tax equity investor to exit in the future. As a result, the noncontrolling ownership interest is considered temporary equity. Some of these tax equity partnership agreements have redemption features dependent upon the passage of time, therefore the noncontrolling ownership interests are probable of becoming redeemable. As of March 31, 2025, the carrying values of these noncontrolling ownership interests exceeded the redemption values, therefore no adjustments to the carrying values were necessary. Certain other tax equity partnership agreements have redemption features contingent upon the underlying assets achieving agreed-upon project milestones. The Company has concluded it is probable that these projects will reach the specified milestones, therefore the noncontrolling ownership interests are not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.
During the three months ended March 31, 2024, AES Clean Energy, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to Redeemable stock of subsidiaries of $74 million, net of transaction costs. AES Clean Energy is reported in the Renewables SBU reportable segment.
AES Indiana Pike County BESS — The redemption feature of the tax equity partnership agreement was contingent upon the underlying assets being placed in service by a guaranteed date. In March 2025, the Pike County BESS project was placed in service, resulting in the expiration of the redemption feature. As a result, the noncontrolling ownership interest of $38 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Condensed Consolidated Balance Sheets. AES Indiana is reported in the Utilities SBU reportable segment.
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

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
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
During the three months ended March 31, 2025, AES Renewable Holdings sold a noncontrolling interest in the Rexford project company to a tax equity investor, resulting in an increase to NCI of $82 million. AES Renewable Holdings is reported in the Renewables SBU reportable segment.
AES Indiana Pike County BESS — In March 2025, as a result of the Pike County BESS project being placed in service, the noncontrolling ownership interest of $38 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Condensed Consolidated Balance Sheets. See Note 11—Redeemable Stock of Subsidiaries for further information. Subsequently, AES Indiana received an additional $150 million from the tax equity investor, resulting in an increase to NCI. AES Indiana is reported in the Utilities SBU reportable segment.
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

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
In December 2023, Chile Renovables issued $275 million of preferred shares to GIP, the proceeds of which are being used to fund the development of an additional pipeline of renewables projects. Under the terms of the operating agreement, GIP receives an escalating specified internal rate of return up until the point the projects reach commercial operations. As each project reaches commercial operations, the preferred shares convert to common stock and GIP may make additional contributions to maintain its 49% ownership interest. In February 2025, the Andes Solar 2a BESS project reached commercial operations. The preferred shares were converted to common stock and GIP made additional contributions of $14 million, resulting in an increase to NCI of $17 million and a decrease to additional paid-in capital of $3 million.
As the Company maintained control after each of these transactions, Chile Renovables continues to be consolidated by the Company within the Renewables SBU reportable segment.
AES Renewable Holdings — In December 2023, AES Renewable Holdings issued preferred shares in a portfolio of operating assets ("OpCo 1"). Under the terms of the operating agreement, the preferred shareholder will receive cash distributions disproportionate to its ownership interest in OpCo 1 until a specified internal rate of return is reached. AES Renewable Holdings is reported in the Renewables SBU reportable segment.
Cochrane — In September 2020, AES Andes issued preferred shares in Cochrane, a coal-fired plant in Chile. Under the terms of the operating agreement, preferred shareholders have the right to receive an annual amount of $12 million from any dividends or distributions of capital, until reaching their original investment plus a specified rate of return. Cochrane is reported in the Energy Infrastructure SBU reportable segment.
The following table summarizes the net income (loss) attributable to The AES Corporation and all transfers (to) from noncontrolling interests for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Net income attributable to The AES Corporation	$46	$432
Transfers (to) from noncontrolling interest:
Increase (decrease) in The AES Corporation's paid-in capital for sale of subsidiary shares	(15)	1
Change from net income attributable to The AES Corporation and transfers (to) from noncontrolling interests	$31	$433
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the three months ended March 31, 2025 (in millions):

	Foreign currency translation adjustments, net	Change in fair value of derivatives, net	Pension adjustments, net	Change in fair value option liabilities, net	Total
Balance at the beginning of the period	$(1,282)	$537	$(24)	$3	$(766)
Other comprehensive income (loss) before reclassifications	30	(98)	1	—	(67)
Amount reclassified to earnings	—	(15)	—	—	(15)
Other comprehensive income (loss)	30	(113)	1	—	(82)
Balance at the end of the period	$(1,252)	$424	$(23)	$3	$(848)
Reclassifications out of AOCL are presented in the following table. The Company’s accounting policy for releasing the income tax effects from AOCL occurs on a portfolio basis. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Three Months Ended March 31,
	2025	2024
Change in fair value of derivatives, net
Non-regulated cost of sales	1	(1)
Interest expense	16	1
Foreign currency transaction losses	3	1
Income (loss) from continuing operations before taxes and equity in earnings of affiliates	20	1
Income tax benefit (expense)	(6)	—
Net equity in losses of affiliates	—	1
Net income (loss)	14	2
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	1	—
Net income (loss) attributable to The AES Corporation	$15	$2
Common Stock Dividends — The Parent Company paid dividends of $0.17595 per outstanding share to its common stockholders during the first quarter of 2025 for dividends declared in December 2024.

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
On February 20, 2025, the Board of Directors declared a quarterly common stock dividend of $0.17595 per share payable on May 15, 2025, to shareholders of record at the close of business on May 1, 2025.
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
•Utilities — AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities;
•Energy Infrastructure — Natural gas, LNG, coal, pet coke, diesel, and oil generation facilities; and
•New Energy Technologies — Investments in Fluence, Uplight, Maximo, and other new and innovative energy technology businesses.
Prior to the first quarter of 2025, our businesses in Chile (which had a mix of generation sources, including renewables, that were pooled to service our existing PPAs initially entered into for sale of the output of the coal plants) were reported in the Energy Infrastructure SBU. After the sale or disconnection of a significant portion of AES Andes’ coal plants and the expiration of its coal-indexed contracts with regulated customers at the end of 2024, the results of our businesses in Chile, excluding the two remaining coal plants, are now reported as part of the Renewables SBU in financial information regularly reviewed by the Chief Operating Decision Maker. The results of the two remaining coal plants in Chile, Angamos and Cochrane, remain within the Energy Infrastructure SBU. As the composition of the segments has changed in the first quarter of 2025, the segment information for prior comparative periods has been retrospectively revised to reflect AES Andes’ renewables partnership with GIP, Chile Renovables, which is separable from the rest of the AES Andes portfolio, as part of the Renewables SBU. We determined that there was no separately identifiable financial information for the other renewables in the AES Andes portfolio as they were servicing the same coal-indexed PPAs as the coal facilities prior to 2025, therefore the rest of the renewables portfolio at AES Andes is presented within the Energy Infrastructure SBU in the 2024 segment information presented. Revenue and Adjusted EBITDA for AES Andes that are presented within the Energy Infrastructure SBU in historical periods and within the Renewables SBU in 2025 were $203 million and $22 million, respectively, during the first quarter of 2025.
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
Included in “Corporate and Other” are the results of AES Global Insurance Company, LLC (“AGIC”), AES’ captive insurance company; corporate overhead costs which are not directly associated with the operations of our four reportable segments; and certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
The Company uses Adjusted EBITDA as its primary segment performance measure. Adjusted EBITDA, a non-GAAP measure, is defined by the Company as earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs, adjusted for the impact of NCI and interest, taxes, depreciation, amortization, and accretion of AROs of our equity affiliates, and adding back interest income recognized under service concession arrangements; excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts.

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended March 31, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$666	$1,009	$1,320	$—	$2,995
Corporate and other					36
Eliminations					(105)
Total Revenue					$2,926
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	466	730	1,050	(1)
Other segment items (2)	39	56	16	26
Segment Adjusted EBITDA	$161	$223	$254	$(25)	$613
Reconciliation to income from continuing operations before taxes
Corporate and other					(24)
Eliminations					2
Interest expense					(342)
Interest income					69
Depreciation, amortization, and accretion of AROs					(337)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					134
Income tax expense (benefit), interest expense (income), and depreciation, amortization, and accretion of AROs from equity affiliates					(36)
Interest income recognized under service concession arrangements					(15)
Unrealized derivative and equity securities gains					1
Unrealized foreign currency losses					7
Disposition/acquisition losses					(41)
Impairment losses					(33)
Loss on extinguishment of debt					(8)
Restructuring costs					(46)
Income from continuing operations before taxes					$(56)
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
New Energy Technologies SBU — earnings from equity affiliates, and miscellaneous gains and losses in Other income and Other expense.

27 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024

	Three Months Ended March 31, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$643	$873	$1,609	$—	$3,125
Corporate and other					33
Eliminations					(73)
Total Revenue					$3,085
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	459	642	1,132	1
Other segment items (2)	73	49	121	16
Segment Adjusted EBITDA	$111	$182	$356	$(17)	$632
Reconciliation to income from continuing operations before taxes
Corporate and other					8
Eliminations					—
Interest expense					(357)
Interest income					105
Depreciation, amortization, and accretion of AROs					(318)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					164
Income tax expense (benefit), interest expense (income), and depreciation, amortization, and accretion of AROs from equity affiliates					(34)
Interest income recognized under service concession arrangements					(17)
Unrealized derivative and equity securities gains					85
Unrealized foreign currency losses					9
Disposition/acquisition losses					43
Impairment losses					(26)
Loss on extinguishment of debt					(32)
Income from continuing operations before taxes					$262
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

Long-Lived Assets	March 31, 2025	December 31, 2024
Renewables SBU	$20,576	$19,151
Utilities SBU	8,658	8,535
Energy Infrastructure SBU	5,120	5,805
New Energy Technologies SBU	23	22
Corporate and Other	24	25
Long-Lived Assets	34,401	33,538
Current assets	7,878	6,831
Investments in and advances to affiliates	1,129	1,124
Debt service reserves and other deposits	78	78
Goodwill	345	345
Other intangible assets	1,943	1,947
Deferred income taxes	371	365
Other noncurrent assets, excluding right-of-use assets for operating leases	2,470	2,545
Noncurrent held-for-sale assets	—	633
Total Assets	$48,615	$47,406

28 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024

	Depreciation, Amortization, and Accretion of AROs		Capital Expenditures
Three Months Ended March 31,	2025	2024	2025	2024
Renewables SBU	$129	$121	$970	$1,528
Utilities SBU	124	111	260	448
Energy Infrastructure SBU	81	84	28	165
New Energy Technologies SBU	—	—	1	2
Corporate and Other	3	2	2	12
Total	$337	$318	$1,261	$2,155

	Interest Income		Interest Expense		Net Equity in Earnings (Losses) of Affiliates
Three Months Ended March 31,	2025	2024	2025	2024	2025	2024
Renewables SBU	$21	$31	$131	$92	$(9)	$1
Utilities SBU	2	3	77	73	2	1
Energy Infrastructure SBU	41	65	74	134	4	3
New Energy Technologies SBU	2	1	—	—	(27)	(17)
Corporate and Other	3	5	60	58	(4)	(3)
Total	$69	$105	$342	$357	$(34)	$(15)
14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended March 31, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$620	$23	$1,222	$—	$(69)	$1,796
Other non-regulated revenue (1)	46	1	98	—	—	145
Total non-regulated revenue	666	24	1,320	—	(69)	1,941
Regulated Revenue
Revenue from contracts with customers	—	976	—	—	—	976
Other regulated revenue	—	9	—	—	—	9
Total regulated revenue	—	985	—	—	—	985
Total revenue	$666	$1,009	$1,320	$—	$(69)	$2,926

	Three Months Ended March 31, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$594	$19	$1,402	$—	$(40)	$1,975
Other non-regulated revenue (1)	49	1	207	—	—	257
Total non-regulated revenue	643	20	1,609	—	(40)	2,232
Regulated Revenue
Revenue from contracts with customers	—	847	—	—	—	847
Other regulated revenue	—	6	—	—	—	6
Total regulated revenue	—	853	—	—	—	853
Total revenue	$643	$873	$1,609	$—	$(40)	$3,085
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $243 million and $237 million as of March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025 and 2024, we recognized revenue of $7 million and $46 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
In June 2023, the Company closed on an agreement to terminate the PPA for the Warrior Run coal-fired power plant for total consideration of $357 million, to be paid by the offtaker through the end of the previous contract term in January 2030. Under the termination agreement, the plant continued providing capacity through May 2024. The

29 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
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
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and will be transferred to the Vietnamese government after the completion of a 25 year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25 year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of March 31, 2025 and December 31, 2024, Mong Duong met the held-for-sale criteria and the loan receivable balance of $934 million and $963 million, net of CECL reserves of $23 million and $23 million, respectively, was classified in held-for-sale assets.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of March 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $7 million, primarily consisting of fixed consideration for the sale of renewable energy credits in long-term contracts in the U.S. We expect to recognize revenue of approximately $1 million per year between 2025 and 2029 and the remainder thereafter.
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

		Three Months Ended March 31,
		2025	2024
Other Income	Gain on remeasurement of contingent consideration (1)	$1	$11
	AFUDC (US Utilities)	1	3
	Contract termination	—	5
	Gain on commencement of sales-type leases	—	5
	Insurance proceeds	—	5
	Gain on sale and disposal of assets	—	2
	Other income	5	4
	Total other income	$7	$35

Other Expense	Loss on remeasurement of contingent consideration (1)	$39	$5
	Loss on commencement of sales-type leases (2)	9	—
	Loss on sale and disposal of assets	3	4
	Costs related to troubled debt restructuring (3)	—	19
	Allowance for other receivables (4)	—	6
	Other	1	4
	Total other expense	$52	$38
_______________________________
(1)    Primarily related to certain remeasurements of contingent consideration on projects acquired at AES Clean Energy.
(2)    Related to losses recognized at commencement of sales-type leases at AES Renewable Holdings. See Note 10—Leases for further information.
(3)    Related to legal expenses and other direct costs associated with the troubled debt restructuring at AES Puerto Rico. See Note 8—Obligations for further information.
(4)    Related to a valuation allowance on receivables classified as held-for-sale at Warrior Run as of March 31, 2024. See Note 14—Revenue for further information.

30 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
AES Clean Energy Development Projects (ACED)	$31	$7
Mong Duong	17	37
Other	1	2
Total	$49	$46
AES Clean Energy Development Projects — AES Clean Energy Development has a pipeline of U.S. renewables projects that are in various stages of development and construction. In some cases, if development efforts are not successful, the Company may abandon a particular project, writing off all the intangible assets and capitalized development costs incurred. The fair value of each abandoned project with no salvage value is determined to be zero as there are no future projected cash flows. The Company recognized $31 million and $7 million of pre-tax asset impairment expense related to the write-off of projects that were determined to be no longer viable during three months ended March 31, 2025 and 2024, respectively. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"), and as of March 31, 2025, Mong Duong continued to be classified as held-for-sale. The carrying amount of the Mong Duong disposal group in subsequent periods exceeded the expected sales proceeds and as a result, the Company recognized pre-tax impairment expense of $17 million and $37 million during the three months ended March 31, 2025 and 2024, respectively. See Note 18—Held-for-Sale and Dispositions for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three months ended March 31, 2025 and 2024 were (77)% and (6)%, respectively. The difference between the Company’s effective tax rates for the 2025 and 2024 periods and the U.S. statutory tax rate of 21% related primarily to foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, valuation allowance, the impacts of U.S. investment tax credits (“ITCs”), and noncontrolling interest in our U.S. subsidiaries.
For the three months ended March 31, 2025, the Company recorded approximately $26 million of discrete tax expense resulting from allocations of losses to tax equity investors on renewables projects.
For the three months ended March 31, 2024, the Company recognized discrete tax benefit of approximately $56 million related to U.S. capital losses associated with the restructuring of a foreign holding company. The Company also recognized approximately $15 million of discrete tax expense resulting from allocations of losses to tax equity investors on renewables projects.
18. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
Dominican Republic Renewables — In December 2024, the Company entered into an agreement to sell 50% of its interests in AES DR Renewable Holding and its subsidiaries (collectively "Dominican Republic Renewables"), whose main objective is the operation and administration of energy generation assets from primary energy resources. After completion of the sale, the Company will retain a 50% ownership in Dominican Republic Renewables, which will be accounted for as an equity method investment. The sale is expected to close in the second quarter of 2025. As a result, Dominican Republic Renewables was classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. On a consolidated basis, the carrying value of the disposal group held-for-sale as of March 31, 2025 was $116 million. Since the fair value less costs to sell exceeded the carrying value, no impairment was recorded. As of March 31, 2025, the significant assets and liabilities of Dominican Republic Renewables were property, plant and equipment and debt of $434 million and $350 million, respectively. Dominican Republic Renewables is reported in the Renewables SBU reportable segment.

31 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). The sale is subject to regulatory approval and is expected to close by early 2026. As a result, Mong Duong was classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. Since the carrying value exceeded the fair value less cost to sell, the Company recognized pre-tax impairment expense of $17 million during the three months ended March 31, 2025. On a consolidated basis, after impairment, the carrying value of the disposal group held-for-sale as of March 31, 2025 was $367 million. As of March 31, 2025, the significant assets and liabilities of Mong Duong were long-term financing receivables and debt of $934 million and $525 million, respectively. See Note 16—Asset Impairment Expense and Note 14—Revenue for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
Excluding any impairment charges, pre-tax income (loss) and pre-tax income (loss) attributable to AES of businesses held-for-sale as of March 31, 2025 was as follows for the periods indicated (in millions):

	Three Months Ended March 31,
(in millions)	2025	2024
Pre-tax income (loss) of businesses held-for-sale:
Mong Duong	$26	$23
Dominican Republic Renewables	6	(1)
Total pre-tax income of businesses held-for-sale	$32	$22

Pre-tax income (loss) attributable to AES of businesses held-for-sale:
Mong Duong	$12	$10
Dominican Republic Renewables	4	(1)
Total pre-tax income attributable to AES of of businesses held-for-sale	$16	$9
Dispositions
Ventanas — In January 2025, the Company completed the sale of its 100% ownership interest in Empresa Electrica Ventanas SpA and Nucleo SpA (collectively “Ventanas”), owner of a coal-fired energy generation facility in Chile, for $5 million. An immaterial loss on sale was recognized for the three months ended March 31, 2025 as a result of this transaction. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Ventanas was reported in the Energy Infrastructure SBU reportable segment.
Jordan — In March 2024, the Company completed the sale of approximately 26% ownership interest in the Amman East and IPP4 generation plants for a sale price of $58 million. After adjusting for dividends received since the execution of the sale and purchase agreement, the Company received a net cash payment of $45 million. The transaction resulted in a pre-tax loss on sale of $10 million, reported in Gain (loss) on disposal and sale of business interests on the Condensed Consolidated Statements of Operations. After completion of the sale, the Company retained 10% ownership interest in each of the businesses. The fair value of the retained interest was measured using the market approach and the businesses were deconsolidated and accounted for as equity method investments. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
19. ACQUISITIONS
Hoosier Wind — In August 2023, the Company, through its subsidiary AES Indiana, filed for IURC issuance of a Certificate of Public Convenience and Necessity approving the acquisition of 100% of the interests in Hoosier Wind Project, LLC, which is an existing 106 MW wind facility located in Benton County, Indiana. IURC approval was received on January 24, 2024, and the transaction closed on February 29, 2024. The transaction was accounted for as an asset acquisition. Of the total consideration transferred of $93 million, including transaction costs, approximately $49 million was allocated to the identifiable assets acquired on a relative fair value basis, primarily consisting of tangible wind farm assets and typical working capital items. The remaining consideration was allocated to the termination of the pre-existing PPA between AES Indiana and the Hoosier Wind Project, estimated using a discounted cash flow valuation methodology, which was deferred as a long-term regulatory asset resulting from AES Indiana regulatory approval to recover associated costs. Hoosier Wind is reported in the Utilities SBU reportable segment.
20. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining

32 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
diluted earnings per share, includes the effects of dilutive RSUs, stock options, and equity units. The effect of such potential common stock is computed using the treasury stock method for RSUs and stock options, and is computed using the if-converted method for equity units.
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three months ended March 31, 2025 and 2024, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended March 31,	2025			2024
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$46	711	$0.07	$432	690	$0.63
Less: Increase in redemption value of redeemable stock of subsidiaries	—		—	(6)		(0.01)
Income (loss) available to The AES Corporation common stockholders	$46	711	$0.07	$426	690	$0.62
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	—	—	2	—
Equity units	—	—	—	—	20	(0.02)
DILUTED EARNINGS PER SHARE	$46	713	$0.07	$426	712	$0.60

The calculation of diluted earnings per share excluded 3 million and 2 million outstanding stock awards for the three months ended March 31, 2025 and March 31, 2024, respectively, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
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
21. RESTRUCTURING
In February 2025, the Company approved and initiated a restructuring program to streamline our organization given the significantly lower number of countries that we operate in. Additionally, we are right sizing our development company to focus on executing on the backlog and pursuing larger but fewer projects to better serve our core customers. During the first quarter of 2025, the Company recognized pre-tax restructuring charges of $48 million related to employee severance costs, of which $40 million was classified within Cost of sales and $8 million was classified as General and administrative expenses on the Condensed Consolidated Statements of Operations. Of this $48 million, $17 million was recognized at the Energy Infrastructure SBU, $16 million at the Renewables SBU, $5 million at the Utilities SBU, and $10 million at Corporate and Other.
The Company made cash payments of $19 million during the first quarter of 2025, including $3 million of termination benefits previously accrued for in the projected pension benefit obligation. As of March 31, 2025, $33 million of pre-tax restructuring charges were reflected within Accrued and other liabilities on the Condensed Consolidated Balance Sheets.

33 | Notes to Condensed Consolidated Financial Statements—(Continued) | March 31, 2025 and 2024
22. SUBSEQUENT EVENTS
AES Global Insurance — On April 30, 2025, the Company sold minority interests in AES Global Insurance Company, LLC (“AGIC”), AES’ captive insurance company, and AGIC Holdings, LLC (together with AGIC, the “AGIC Companies”) in exchange for $450 million in total proceeds for Class B units representing 17.5% and 18.0%, respectively, of each entity’s total outstanding units, for a combined ownership (directly and indirectly) of AGIC’s total outstanding units of 32.4% by the Class B member. The Company continues to own Class A units for the remaining economic interest in the AGIC Companies. The Class B units provide for target distribution amounts for the Class B member, with a call option for AES for years 2030 through 2035 at pre-agreed prices. Dividend payments in excess of the required rates of return will decrease the applicable redemption price.
As part of the transaction, it is required that either (i) the AGIC Companies achieve a minimum distribution target to the Class B member ranging from $145.5 million to $198.5 million over pre-defined periods of time ranging from 3 to 5 years (the “distribution period”) or (ii) AGIC achieves an average cash basis quarterly net income threshold for the period comprising the relevant distribution period and the four quarters immediately prior to the start of such distribution period. AES can make disproportionate distributions to the Class B member to meet the minimum distribution target for the distribution period. If, at the end of a distribution period, (1) such cash basis net income threshold is not met and (2) the minimum distribution target for such distribution period is not achieved, AES would be required to address the shortfall by issuing AES common stock (“Shortfall Stock”) to AGIC for the net difference between actual and targeted distributions. Certain of these distributions are subject to regulatory and the AGIC Companies Board’s approval.
As part of the quarterly diluted earnings per share calculation, AES will evaluate whether (1) average cash basis quarterly net income in a given quarter exceeds the threshold or (2) aggregate distributions made to the investor for the related distribution period exceed such target distribution amount. If either condition is met, no Shortfall Stock will be included in the diluted earnings per share calculation. Average cash basis quarterly net income for the four quarters prior to the start of the first distribution period was 56% above the threshold.
AES Ohio — On April 4, 2025, DPL LLC (formerly known as DPL Inc.) consummated the transactions contemplated by a Purchase and Sale Agreement with Astrid Holdings LP ("Investor"), a wholly-owned subsidiary of CDPQ, dated as of September 13, 2024, pursuant to which DPL LLC agreed to sell to Investor an aggregate indirect equity interest in AES Ohio of approximately 30%, with total proceeds to DPL of approximately $544 million. AES Ohio is reported in the Utilities SBU reportable segment.
Cochrane — On April 14, 2025, the Company accepted an offer to acquire the remaining 40% equity interest in Empresa Electrica Cochrane SpA (“Cochrane”) from a third-party investor. Once this transaction is completed, AES’ ownership in Cochrane will increase to 96.7%. This transaction is expected to close during the second quarter of 2025 and will be accounted for as an equity transaction with no gain or loss recognized in the consolidated statement of operations. Cochrane is reported in the Energy Infrastructure SBU reportable segment.

34 | The AES Corporation | March 31, 2025 Form 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2024 Form 10-K.
Forward-Looking Information
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—Risk Factors of this Form 10-Q, Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K and subsequent filings with the SEC.
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
Overview of Our Business
We are a diversified power generation and utility company organized into the following four SBUs, mainly organized by technology: Renewables (solar, wind, energy storage, and hydro), Utilities (AES Indiana, AES Ohio, and AES El Salvador), Energy Infrastructure (natural gas, LNG, coal, pet coke, diesel, and oil), and New Energy Technologies (investments in Fluence, Uplight, Maximo, and other initiatives). Prior to the first quarter of 2025, our businesses in Chile (which have a mix of generation sources, including renewables, that were pooled to service our existing PPAs) were reported in the Energy Infrastructure SBU. After the sale or disconnection of a significant portion of AES Andes’ coal plants and the expiration of its coal-indexed contracts with regulated customers at the end of 2024, the results of our businesses in Chile, excluding the two remaining coal plants, are now reported as part of the Renewables SBU. The results of the two remaining coal plants in Chile, Angamos and Cochrane, remain within the Energy Infrastructure SBU. For additional information regarding our business, see Item 1.—Business of our 2024 Form 10-K.
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
Executive Summary
Compared with last year, first quarter net income decreased $351 million, from net income of $278 million to a net loss of $73 million. This decrease is the result of higher prior year revenues from the monetization of the Warrior Run coal plant PPA, one-time costs due to organizational restructuring, and a gain in the prior year on dilution of our interest in Uplight; partially offset by higher contributions from the Utilities and Renewables SBUs.
Adjusted EBITDA, a non-GAAP measure, decreased $49 million, from $640 million to $591 million, driven by lower contributions from the Energy Infrastructure SBU primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA. This was partially offset by higher margins at the Utilities SBU, higher revenues from renewables projects placed in service, and better hydrology.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, decreased $91 million, from $868 million to $777

35 | The AES Corporation | March 31, 2025 Form 10-Q
million primarily due to the drivers above, as well as lower realized tax attributes driven by timing of tax attribute recognition.
Compared with last year, first quarter diluted earnings per share from continuing operations decreased $0.53, from $0.60 to $0.07. This decrease is mainly driven by lower earnings at the Energy Infrastructure SBU primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA, lower realized tax attributes, a gain in the prior year on dilution of our interest in Uplight, and one-time costs due to organizational restructuring. This was partially offset by higher contributions at the Utilities SBU due to higher margins and realized tax attributes related to the Pike County energy storage project.
Adjusted EPS, a non-GAAP measure, decreased $0.23 from $0.50 to $0.27, mainly driven by lower realized tax attributes due to timing of tax attribute recognition, and lower contributions at the Energy Infrastructure SBU primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA, partially offset by higher contributions at the Utilities SBU.

36 | The AES Corporation | March 31, 2025 Form 10-Q

Accelerating the future of energy, together.

Business Overview

147 Generation Facilities

6 Utility Companies

32,738 Gross MW

32,688 GWH [2]

Three Months Ended March 31,	2025	2024
Diluted earnings per share	$ 0.07	$ 0.60
Adjusted EPS [1]	0.27	0.50

Operating Margin
(in millions)

$441
$619
Q1 2025
Q1 2024

Net Income (Loss)
(in millions)

$(73)
$278
Q1 2025
Q1 2024

Adjusted EBITDA [1]
(in millions)

$591
$640
Q1 2025
Q1 2024

Operating Cash Flow
(in millions)

$545
$287
Q1 2025
Q1 2024

Key events in 2025

Strategic outlook

- Backlog of 11.7 GW of projects under signed long-term PPAs
- On track to add 3.2 GW of new projects to operating portfolio in 2025
- On track to sign 14-17 GW of renewables under new long-term PPAs in 2023-2025

Under construction

5,281 MW

Energy Storage 45%
Wind 10%
Solar 45%

Contracted renewable backlog not yet under construction

6,412 MW

Energy Storage 14%
Wind 29%
Solar 57%

(1) Non-GAAP measure. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2024.

37 | The AES Corporation | March 31, 2025 Form 10-Q
Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in renewables, utilities, and technology businesses.
•Our PPA backlog, which consists of projects with signed contracts, but which are not yet operational, is 11.7 GW, including 5.3 GW under construction. Since our fourth quarter 2024 earnings call in February 2025, we:
◦Completed the construction of 643 MW of energy storage and solar, and expect to add a total of 3.2 GW to our operating portfolio by year-end 2025; and
◦Signed or were awarded new long-term PPAs for 443 MW of solar and energy storage.
•Received final regulatory approval for the 170 MW Crossvine solar-plus-storage project at AES Indiana, which is expected to come online in 2027.
•With the sale of a minority stake in our global insurance company, AGIC, for $450 million, achieved full year 2025 asset sale proceeds target of $400 to $500 million.
•To fund the substantial growth at AES Ohio, closed on the sale of an approximate 30% indirect equity interest to a wholly-owned subsidiary of CDPQ, with subsequent upgrade in credit ratings at AES Ohio.
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024	$ change	% change
Revenue:
Renewables SBU	$666	$643	$23	4%
Utilities SBU	1,009	873	136	16%
Energy Infrastructure SBU	1,320	1,609	(289)	-18%
New Energy Technologies SBU	—	—	—	—%
Corporate and Other	36	33	3	9%
Eliminations	(105)	(73)	(32)	-44%
Total Revenue	2,926	3,085	(159)	-5%
Operating Margin:
Renewables SBU	73	63	10	16%
Utilities SBU	155	120	35	29%
Energy Infrastructure SBU	189	394	(205)	-52%
New Energy Technologies SBU	—	(2)	2	-100%
Corporate and Other	58	65	(7)	-11%
Eliminations	(34)	(21)	(13)	-62%
Total Operating Margin	441	619	(178)	-29%
General and administrative expenses	(77)	(75)	(2)	3%
Interest expense	(342)	(357)	15	-4%
Interest income	69	105	(36)	-34%
Loss on extinguishment of debt	(8)	(1)	(7)	NM
Other expense	(52)	(38)	(14)	37%
Other income	7	35	(28)	-80%
Gain (loss) on disposal and sale of business interests	(1)	43	(44)	NM
Asset impairment expense	(49)	(46)	(3)	7%
Foreign currency transaction losses	(10)	(8)	(2)	25%
Income tax benefit (expense)	(17)	16	(33)	NM
Net equity in losses of affiliates	(34)	(15)	(19)	NM
NET INCOME (LOSS)	(73)	278	(351)	NM
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	119	154	(35)	-23%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$46	$432	$(386)	-89%
Net cash provided by operating activities	$545	$287	$258	90%
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

38 | The AES Corporation | March 31, 2025 Form 10-Q
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
Consolidated Revenue and Operating Margin
Three Months Ended March 31, 2025
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $159 million, or 5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, driven by:
•$289 million at Energy Infrastructure driven by $239 million of prior year revenue related to the AES Andes portfolio, which is reported in the Renewables SBU beginning in 2025 following the sale and expiration of certain coal-related assets and contracts; $96 million of prior year revenues from the monetization of the Warrior Run coal plant PPA, $91 million due to prior year unrealized and realized derivative gains, and $23 million due to the impact of the selldown of Amman East and IPP4 in Jordan; partially offset by $82 million higher CO2 purchases passed through due to higher production, $32 million higher gas prices and transportation costs passed through to the offtaker, and $30 million higher generation due to dispatch and tariff adjustment in Argentina.
This unfavorable impact was partially offset by increases of:
•$136 million at Utilities mainly driven by a $111 million increase in transmission, distribution, and rider revenues mainly due to higher rates, and $34 million due to higher net retail demand mainly driven by favorable weather; partially offset by $20 million of lower Fuel Adjustment Charge rider revenue; and
•$23 million at Renewables mainly driven by a $203 million increase due to the results of AES Andes moving to Renewables in 2025 as described above, net of a current year decrease in regulated contract sales, and $50 million due to new projects in service; partially offset by $170 million impact from the sale of AES Brasil and $50 million net lower spot sales and prices, mainly at Colombia.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $178 million, or 29%, for the three months

39 | The AES Corporation | March 31, 2025 Form 10-Q
ended March 31, 2025, compared to the three months ended March 31, 2024, driven by:
•$205 million at Energy Infrastructure mainly driven by $96 million higher prior year revenues from the monetization of the Warrior Run coal plant PPA, $71 million due to prior year unrealized derivative gains as part of our commercial hedging strategy, $22 million of prior year operating margin related to the AES Andes portfolio, which is reported in the Renewables SBU beginning in 2025 following the sale and expiration of certain coal-related assets and contracts, and $17 million of one-time costs due to restructuring; and
•$20 million at Corporate, Other and Eliminations mainly driven by higher people and IT costs, including allocation of costs to the businesses.
These unfavorable impacts were partially offset by increases of:
•$35 million at Utilities primarily driven by $43 million due to higher retail rates as a result of the 2024 Base Rate Order, including the impact of certain riders now included in the base rate, $20 million due to higher demand primarily from the impact of weather, and a $13 million increase in transmission and rider revenues; partially offset by a $13 million increase in depreciation expense from additional assets placed in service, an $8 million decrease due to the impact of planned outages, $8 million higher expected credit losses, and $7 million higher property taxes; and
•$10 million at Renewables mainly driven by a $36 million increase related to higher generation in Panama as a result of better hydrological conditions, $35 million positive impact from new businesses, and $22 million impact of the results of AES Andes moving to Renewables in 2025, as described above. These positive impacts were partially offset by a $36 million increase in fixed costs primarily related to an accelerated growth plan, a $32 million impact from the sale of AES Brasil, and $16 million of one-time costs due to restructuring.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $2 million, or 3%, to $77 million for the three months ended March 31, 2025, compared to $75 million for the three months ended March 31, 2024, mainly due to $8 million of one-time restructuring costs, partially offset by $3 million lower professional fees and $2 million lower other people costs.
Interest expense
Interest expense decreased $15 million, or 4%, to $342 million for the three months ended March 31, 2025, compared to $357 million for the three months ended March 31, 2024. This decrease is primarily due to a $61 million impact from the sale of AES Brasil in October 2024; partially offset by increased borrowings at the Renewables SBU and lower capitalized interest.
Interest capitalized during development and construction decreased $41 million to $116 million for the three months ended March 31, 2025, compared to $157 million for the three months ended March 31, 2024, primarily due to fewer projects in development at the Renewables SBU.
Interest income
Interest income decreased $36 million, or 34%, to $69 million for the three months ended March 31, 2025, compared to $105 million for the three months ended March 31, 2024, primarily due to a $24 million decrease at the Energy Infrastructure SBU primarily due to lower short-term investments at lower rates, and a $13 million impact from the sale of AES Brasil in October 2024.
Other income and expense
Other income decreased $28 million, or 80%, to $7 million for the three months ended March 31, 2025, compared to $35 million for the three months ended March 31, 2024, mainly due to a $10 million decrease in gains on remeasurement of contingent consideration at AES Clean Energy, and the prior year impacts of a $5 million gain on commencement of a sales-type lease on land, $5 million in insurance proceeds primarily related to property damage at AES Andes, and a $5 million gain on contract termination.

40 | The AES Corporation | March 31, 2025 Form 10-Q
Other expense increased $14 million, or 37%, to $52 million for the three months ended March 31, 2025, compared to $38 million for the three months ended March 31, 2024, mainly due to a $34 million increase in losses on remeasurement of contingent consideration primarily on projects acquired at AES Clean Energy and $9 million in losses on commencement of sales-type leases at AES Renewable Holdings; partially offset by a $19 million loss recognized in the prior year related to legal expenses and other direct costs associated with the troubled debt restructuring at AES Puerto Rico, and a $6 million valuation allowance recorded in the prior year on receivables classified as held-for-sale at Warrior Run.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain (loss) on disposal and sale of business interests
Loss on disposal and sale of business interests was $1 million for the three months ended March 31, 2025 compared to a gain of $43 million for three months ended March 31, 2024. This was primarily due to a $52 million gain in the prior year on dilution of AES’ ownership interest in Uplight as a result of the AutoGrid acquisition, partially offset by a $10 million loss in the prior year on the selldown of Amman East and IPP4 in Jordan, which are now accounted for as equity method investments.
See Note 7—Investments in and Advances to Affiliates and Note 18—Held-for-Sale and Dispositions for further information.
Asset impairment expense
Asset impairment expense increased $3 million, or 7%, to $49 million for the three months ended March 31, 2025, compared to $46 million for the three months ended March 31, 2024. This increase was due to higher impairment expense of $24 million at AES Clean Energy Development related to the write-off of capitalized development costs for projects that were determined to be no longer viable. This was partially offset by lower impairment expense of $20 million associated with the held-for-sale classification of Mong Duong.
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction losses

	Three Months Ended March 31,
(in millions)	2025	2024
Chile	$(11)	$(6)
Other	1	(2)
Total (1)	$(10)	$(8)
___________________________________________
(1)Includes losses of $3 million and gains of $18 million on foreign currency derivative contracts for the three months ended March 31, 2025 and 2024, respectively.
The Company recognized net foreign currency transaction losses of $10 million for the three months ended March 31, 2025, primarily driven by unrealized losses due to depreciation of the Chilean peso.
The Company recognized net foreign currency transaction losses of $8 million for the three months ended March 31, 2024, primarily driven by realized losses on receivables denominated in the Chilean peso.
Income tax benefit (expense)
Income tax expense was $17 million for the three months ended March 31, 2025, compared to income tax benefit of $16 million for the three months ended March 31, 2024. The Company’s effective tax rates were (77)% and (6)% for the three months ended March 31, 2025 and 2024, respectively. The current quarter effective tax rate was impacted by tax expense resulting from allocations of losses to tax equity investors on renewables projects, as well as the impacts associated with ITCs.
The prior year effective tax rate was benefited by the restructuring of a foreign holding company, as well as the impacts associated with ITCs. Further, the prior year effective tax rate was impacted by tax expense resulting from allocations of losses to tax equity investors on renewables projects.
Our effective tax rate reflects the tax effect of significant operations outside the U.S., which are generally taxed at rates different than the U.S. statutory rate of 21%. Furthermore, our foreign earnings may be subjected to incremental U.S. taxation under the GILTI rules and incremental foreign taxation under Pillar 2. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions

41 | The AES Corporation | March 31, 2025 Form 10-Q
could impact our periodic effective tax rate.
Net equity in losses of affiliates
Net equity in losses of affiliates increased $19 million to $34 million for the three months ended March 31, 2025, compared to $15 million for the three months ended March 31, 2024. This increase was primarily driven by lower earnings from sPower of $14 million, mainly due to lower earnings from renewables projects that came online; and a $9 million decrease in earnings from Fluence driven by a decrease in the volume of BESS products fulfilled due to timing of customer schedules, higher sales and marketing expenses, and foreign currency losses.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $35 million to $119 million for the three months ended March 31, 2025, compared to $154 million for the three months ended March 31, 2024. This decrease was primarily due to lower allocation of losses to tax equity investors on renewables projects placed in service of $35 million.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $386 million to $46 million for the three months ended March 31, 2025, compared to $432 million for the three months ended March 31, 2024. This decrease was primarily due to:
•Lower margins from the Energy Infrastructure SBU of $193 million, excluding one-time restructuring costs, primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA and prior year unrealized gains on power swaps;
•Prior year gain on dilution of our interest in Uplight of $52 million;
•One-time restructuring costs of $46 million;
•Higher interest expense and lower interest income in the current year of $36 million;
•Lower contributions from renewables projects placed in service in the current year of $35 million; and
•Higher net equity in losses of affiliates of $18 million, primarily related to lower earnings from renewables projects that came online at sPower.
These decreases were partially offset by higher margins from the Utilities SBU of $28 million, excluding one-time restructuring costs, primarily due to higher rates as a result of the 2024 Base Rate Order at AES Indiana and higher demand due to weather.
SBU Performance Analysis
Non-GAAP Measures
EBITDA, Adjusted EBITDA, Adjusted EBITDA with Tax Attributes, Adjusted PTC, and Adjusted EPS are non-GAAP supplemental measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts, and lenders.
During the first quarter of 2025, the Company updated the definitions of Adjusted EBITDA, Adjusted PTC, and Adjusted EPS to exclude costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts. These restructuring initiatives to streamline our organization and right-size our development company would result in significant incremental costs above normal operations, and the inclusion of such costs would result in a lack of comparability in our results of operations and could be misleading to investors. We believe excluding these costs associated with a major restructuring initiative better reflects the underlying business performance of the Company.
For the year ended December 31, 2024, the Company updated the definitions of EBITDA and Adjusted EBITDA to include accretion of AROs in the depreciation and amortization add-back. We believe excluding accretion of AROs from these metrics better reflects the underlying business performance of the Company and is aligned with the metrics of our industry peers. For comparability and consistency, all prior period EBITDA and Adjusted EBITDA measures have been recast to conform to the current presentation. The impact of this update resulted in an

42 | The AES Corporation | March 31, 2025 Form 10-Q
increase to Adjusted EBITDA of $5 million for the three months ended March 31, 2024.
During the first quarter of 2024, the Company updated the definitions of Adjusted EBITDA, Adjusted PTC, and Adjusted EPS add-back (a) unrealized gains or losses related to derivative transactions and equity securities to include financial assets and liabilities measured using the fair value option, and updated add-back (e) gains, losses, and costs due to the early retirement of debt to include troubled debt restructuring. We believe excluding these gains or losses better reflects the underlying business performance of the Company. The Company also removed the adjustment for net gains at Angamos, one of our businesses in the Energy Infrastructure SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. As this adjustment was specific to certain contract terminations that occurred in 2020, we believe removing this adjustment from our non-GAAP definitions provides simplification and clarity for our investors. There were no such impacts in 2024.
EBITDA, Adjusted EBITDA and Adjusted EBITDA with Tax Attributes
We define EBITDA as earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs. We define Adjusted EBITDA as EBITDA adjusted for the impact of NCI and interest, taxes, depreciation, amortization, and accretion of AROs of our equity affiliates, adding back interest income recognized under service concession arrangements, and excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts.
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
The GAAP measure most comparable to EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes is Net income. We believe that EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes better reflect the underlying business performance of the Company. Adjusted EBITDA is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests, retire debt, or implement restructuring initiatives, and the variability of allocations of earnings to tax equity investors, which affect results in a given period or periods. In addition, each of these metrics represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and overall complexity, the Company concluded that Adjusted EBITDA is a more transparent measure than Net income that better assists investors in determining which businesses have the greatest impact on the Company’s results.
EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes should not be construed as alternatives to Net income, which is determined in accordance with GAAP.

43 | The AES Corporation | March 31, 2025 Form 10-Q

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA with Tax Attributes (in millions)	2025	2024
Net income	$(73)	$278
Income tax expense	17	(16)
Interest expense	342	357
Interest income	(69)	(105)
Depreciation, amortization, and accretion of AROs	337	318
EBITDA	$554	$832
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(134)	(164)
Less: Income tax expense (benefit), interest expense (income) and depreciation, amortization, and accretion of AROs from equity affiliates	36	34
Interest income recognized under service concession arrangements	15	17
Unrealized derivatives, equity securities, and financial assets and liabilities gains	(1)	(85)
Unrealized foreign currency gains	(7)	(9)
Disposition/acquisition losses (gains)	41	(43)
Impairment losses	33	26
Loss on extinguishment of debt and troubled debt restructuring	8	32
Restructuring costs	46	—
Adjusted EBITDA (1)	$591	$640
Tax attributes	186	228
Adjusted EBITDA with Tax Attributes (2)	$777	$868
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
Adjusted PTC
We define Adjusted PTC as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.
Adjusted PTC reflects the impact of NCI and excludes the items specified in the definition above. In addition to

44 | The AES Corporation | March 31, 2025 Form 10-Q
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
The GAAP measure most comparable to Adjusted PTC is Income from continuing operations attributable to The AES Corporation. We believe that Adjusted PTC better reflects the underlying business performance of the Company and is a relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests, retire debt, or implement restructuring initiatives, which affect results in a given period or periods. In addition, Adjusted PTC represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure than Income from continuing operations attributable to The AES Corporation that better assists investors in determining which businesses have the greatest impact on the Company’s results.
Adjusted PTC should not be construed as an alternative to Income from continuing operations attributable to The AES Corporation, which is determined in accordance with GAAP.

	Three Months Ended March 31,
Reconciliation of Adjusted PTC (in millions)	2025	2024
Income from continuing operations, net of tax, attributable to The AES Corporation	$46	$432
Income tax benefit from continuing operations attributable to The AES Corporation	(4)	(19)
Pre-tax contribution	42	413
Unrealized derivatives, equity securities, and financial assets and liabilities gains	(5)	(85)
Unrealized foreign currency gains	(7)	(9)
Disposition/acquisition losses (gains)	42	(43)
Impairment losses	33	26
Loss on extinguishment of debt and troubled debt restructuring	10	34
Restructuring costs	46	—
Adjusted PTC	$161	$336

45 | The AES Corporation | March 31, 2025 Form 10-Q
Adjusted EPS
We define Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts.
The GAAP measure most comparable to Adjusted EPS is Diluted earnings per share from continuing operations. We believe that Adjusted EPS better reflects the underlying business performance of the Company and is considered in the Company’s internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests, retire debt, or implement restructuring initiatives, which affect results in a given period or periods.
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

Reconciliation of Numerator Used for Adjusted EPS	Three Months Ended March 31, 2024
(in millions, except per share data)	Income	Shares	$ per Share
GAAP DILUTED EARNINGS PER SHARE
Income available to The AES Corporation common stockholders	$426	712	$0.60
Add back: Adjustment to redemption value of redeemable stock of subsidiaries	6	—	0.01
NON-GAAP DILUTED EARNINGS PER SHARE	$432	712	$0.61

	Three Months Ended March 31,
Reconciliation of Adjusted EPS	2025		2024
Diluted earnings per share from continuing operations	$0.07		$0.61
Unrealized derivatives, equity securities, and financial assets and liabilities gains	(0.01)		(0.12)	(1)
Unrealized foreign currency gains	(0.01)		(0.01)
Disposition/acquisition losses (gains)	0.06	(2)	(0.06)	(3)
Impairment losses	0.05	(4)	0.04	(5)
Loss on extinguishment of debt and troubled debt restructuring	0.01		0.04	(6)
Restructuring costs	0.06	(7)	—
Less: Net income tax expense (benefit)	0.04	(8)	—
Adjusted EPS	$0.27		$0.50
_____________________________
(1)Amount primarily relates to net unrealized derivative gains at the Energy Infrastructure SBU of $68 million, or $0.10 per share.
(2)Amount primarily relates to losses on contingent consideration at AES Clean Energy of $28 million, or $0.04 per share, and day-one losses on commencement of sales-type leases at AES Renewable Holdings of $9 million, or $0.01 per share.
(3)Amount primarily relates to gain on dilution of ownership in Uplight due to its acquisition of AutoGrid of $52 million, or $0.07 per share, partially offset by the loss on partial sale of our ownership interest in Amman East and IPP4 in Jordan of $10 million, or $0.01 per share.
(4)Amount primarily relates to impairments at AES Clean Energy Development projects of $25 million, or $0.03 per share, and Mong Duong of $9 million, or $0.01 per share.
(5)Amount primarily relates to impairment at Mong Duong of $19 million, or $0.03 per share.
(6)Amount primarily relates to costs incurred due to troubled debt restructuring at Puerto Rico of $19 million, or $0.03 per share.
(7)Amount primarily relates to severance costs associated with the Company-wide restructuring program.
(8)Amount primarily relates to income tax expense associated with severance costs related to the Company-wide restructuring program of $10 million, or $0.01 per share, losses on contingent consideration at AES Clean Energy of $8 million, or $0.01 per share, and impairment at AES Clean Energy Development projects of $7 million, or $0.01 per share.

46 | The AES Corporation | March 31, 2025 Form 10-Q
Renewables SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes (in millions) for the periods indicated:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating Margin	$73	$63	$10	16%
Adjusted EBITDA (1)	161	111	50	45%
Adjusted EBITDA with Tax Attributes (1)	289	337	(48)	-14%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended March 31, 2025 increased $10 million. This increase was primarily driven by a $36 million increase related to higher generation in Panama as a result of better hydrological conditions, $35 million positive impact from new businesses, and $22 million of prior year operating margin related to the AES Andes portfolio, which is reported in the Renewables SBU beginning in 2025 following the sale and expiration of certain coal-related assets and contracts. These positive impacts were partially offset by a $36 million increase in fixed costs primarily related to an accelerated growth plan, a $32 million impact from the sale of AES Brasil, and $16 million of one-time costs due to restructuring.
Adjusted EBITDA for the three months ended March 31, 2025 increased $50 million, primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, restructuring costs, and depreciation.
Adjusted EBITDA with Tax Attributes for the three months ended March 31, 2025 decreased $48 million, primarily driven by lower tax attributes realized in the current year due to timing of tax attribute recognition, partially offset by the increase in Adjusted EBITDA explained above. During the three months ended March 31, 2025 and 2024, we realized $128 million and $226 million, respectively, from tax attributes earned by our U.S. renewables business.
Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, Adjusted EBITDA with Tax Attributes, and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating Margin	$155	$120	$35	29%
Adjusted EBITDA (1)	223	182	41	23%
Adjusted EBITDA with Tax Attributes (1)	281	184	97	53%
Adjusted PTC (1) (2)	121	41	80	NM
____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.
Operating Margin for the three months ended March 31, 2025 increased $35 million, driven primarily by $43 million due to higher retail rates as a result of the 2024 Base Rate Order, including the impact of certain riders now included in base rate; $20 million resulting from higher demand due to the impact of weather; and a $13 million increase in transmission and rider revenues. These increases are partially offset by a $13 million increase in depreciation expense from additional assets placed in service, higher amortization of regulatory assets, and changes in depreciation rates as a result of the 2024 Base Rate Order; an $8 million decrease due to the impact of planned outages; an $8 million decrease due to higher credit losses; and a $7 million decrease due to higher property taxes driven by higher assessed values.
Adjusted EBITDA for the three months ended March 31, 2025 increased $41 million, primarily due to the drivers above, adjusted for NCI, depreciation, and restructuring costs.
Adjusted EBITDA with Tax Attributes increased $97 million, mainly driven by the drivers above, as well as a $56 million increase in realized tax attributes, primarily related to the Pike County BESS project in the current year.
Adjusted PTC for the three months ended March 31, 2025 increased $80 million due to the drivers above, offset by higher depreciation expense.

47 | The AES Corporation | March 31, 2025 Form 10-Q
Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating Margin	$189	$394	$(205)	-52%
Adjusted EBITDA (1)	254	356	(102)	-29%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended March 31, 2025 decreased $205 million, driven by $96 million higher prior year revenues from the monetization of the Warrior Run coal plant PPA, $71 million due to prior year unrealized derivative gains as part of our commercial hedging strategy, $22 million of prior year operating margin at AES Andes, which is reported in the Renewables SBU beginning in 2025, and $17 million of one-time costs due to restructuring.
Adjusted EBITDA for the three months ended March 31, 2025 decreased $102 million, primarily due to the drivers above adjusted for NCI, unrealized derivatives, and restructuring costs.
New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating Margin	$—	$(2)	$2	100%
Adjusted EBITDA (1)	(25)	(17)	(8)	-47%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended March 31, 2025 increased $2 million, with no material drivers.
Adjusted EBITDA for the three months ended March 31, 2025 decreased $8 million, primarily due to higher net losses at Fluence. The increased losses were mainly driven by a decline in sales, reflecting lower volumes fulfilled due to the timing of customer schedules.
Key Trends and Uncertainties
During 2025 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses, and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation, and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of our 2024 Form 10-K.
Operational
Trade Restrictions and Supply Chain — In April 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation into whether imports into the U.S. of solar cells and panels from Cambodia, Malaysia, Thailand, and Vietnam (“Southeast Asia”) were circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. In August 2023, Commerce rendered final affirmative findings of circumvention with respect to all four countries, which resulted in the imposition of AD and CVD duties on certain imported cells and panels from Southeast Asia. Commerce’s determination and related matters remain the subject of ongoing litigation.
In 2024, Commerce and the U.S. International Trade Commission (“USITC”) initiated new AD/CVD investigations on solar cells and panels imported from Southeast Asia. On April 18, 2025, Commerce rendered final affirmative AD/CVD determinations with respect to all four countries. The ITC’s final determination is expected to be announced May 20, 2025. A final affirmative determination by the ITC would result in the issuance of new AD/CVD orders in early June 2025. We do not expect a final affirmative AD/CVD determination by ITC to have a negative impact on our business.

48 | The AES Corporation | March 31, 2025 Form 10-Q
Separately, the U.S. maintains a global safeguard tariff (currently 14% ad valorem) on solar cells and modules pursuant to the Section 201 Safeguard Action on crystalline silicon photovoltaic products, which became effective in February 2018. On June 21, 2024, President Biden issued Proclamation 10779, revoking the exclusion of bifacial panels from safeguard relief previously proclaimed in Proclamation 10339, and reinstating the tariff on bifacial panels under the Section 201 Safeguard Action, subject to certain qualifications. These global tariffs are expected to expire in February 2026.
The U.S. also maintains Section 301 tariffs on certain Chinese made lithium-ion batteries and related components utilized for energy storage systems, with such tariff currently set at 7.5% and increasing to 25% effective January 1, 2026. There is also an ongoing AD/CVD investigation with respect to exports by China of natural and synthetic graphite used to make lithium-ion battery anode material. Any determinations or orders arising from such investigation could result in price increases.
Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”) seeks to block the import of products made with forced labor in certain areas of China, at any point in the supply chain, and may lead to certain suppliers being blocked from importing solar cells and panels into the U.S. While this has impacted the U.S. market, AES has managed this issue without significant impact to our projects. Further forced labor designations of entities under the UFLPA may impact our suppliers’ ability or willingness to meet their contractual agreements or to continue to supply cells or panels into the U.S. market on terms that we deem satisfactory.
The Trump Administration has threatened or imposed tariffs on a wide range of countries and products. On February 10, 2025, President Trump signed Executive Orders modifying existing Section 232 tariffs on steel and aluminum imports to expand their scope of applicability and imposing 25% tariffs on both products. At this time, we do not expect the modifications to tariffs on steel and aluminum to have a material impact on our business.
On February 1, 2025, President Trump issued an Executive Order declaring a national emergency under the International Emergency Economic Powers Act (“IEEPA”) and imposing a 10% additional tariff on imports from China, effective February 4, 2025. Effective March 4, 2025, this tariff was increased to 20%.
On April 2, 2025, President Trump issued an Executive Order pursuant to IEEPA imposing an indefinite, baseline reciprocal 10% tariff on almost all goods imported into the U.S., effective April 5, 2025, and individualized higher IEEPA tariffs (11% to 50%) starting April 9, 2025 on goods originating from 57 countries with trade surpluses with the U.S. On April 9, 2025, the U.S. government issued a further Executive Order increasing the IEEPA reciprocal tariff on China to 125% effective April 10, 2025. Concurrently, the U.S. government announced a temporary suspension of the country-specific reciprocal tariff measures targeting most U.S. trading partners for a 90-day period, or until July 9, 2025.
During the 90-day suspension, many countries have been seeking to reach bilateral trade agreements with the U.S. and the ultimate outcome of any reciprocal or other tariffs with these countries is uncertain.
We expect the tariffs on imports from China will increase overall costs for materials and parts that are imported to build and maintain renewable energy plants for the U.S. industry. However, AES has already shifted its supply chain outside of China for the vast majority of final products used to build and maintain renewable energy plants in the U.S. and we expect limited impact to projects scheduled to become operational in 2025 through 2027 due to the recently announced tariffs on China.
The impact of new tariffs, reciprocal tariffs, or Commerce investigations, the impact of any additional adverse Commerce determinations or other tariff disputes or litigation, the impact of the UFLPA, potential future disruptions to the renewable energy supply chain and their effect on AES’ U.S. project development and construction activities remain uncertain. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewable energy projects. To that end, we have accelerated imports into the U.S. and increased our contracting for U.S. domestically manufactured solar panels, batteries, wind turbines, trackers, and other equipment, significantly mitigating the potential impacts from reciprocal tariffs or other tariffs.
More specifically, we have contracted and imported into the U.S. all of the solar panels that are necessary to complete our U.S. backlog of solar projects scheduled to finish construction and become operational in 2025. For our U.S backlog of solar projects scheduled to finish construction and become operational in 2026 or 2027, we have contracted for all of our panel supply needs, with the majority of such panels being manufactured in the U.S. and most of the remaining panels have already been imported into the U.S.
Additionally, we have contracted and imported into the U.S. all the batteries needed for our U.S. energy storage projects scheduled to be completed in 2025.

49 | The AES Corporation | March 31, 2025 Form 10-Q
For our backlog of storage projects scheduled to finish construction and become operational in 2026 or 2027, we have contracted for approximately 80% of our battery needs, with almost all of such batteries coming from U.S. or Korean suppliers. We are also well advanced in contracting U.S. domestically manufactured battery modules to support the remainder of our U.S. energy storage growth through 2027.
For our U.S. backlog of wind projects scheduled to be completed in 2025 through 2026, we have contracted and received delivery of all turbines, and for our 2027 backlog of U.S. wind projects, we are fully contracted with U.S. suppliers.
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
According to the National Oceanic and Atmospheric Administration ("NOAA"), weather conditions are currently transitioning from weak La Niña conditions to ENSO-neutral. The ENSO forecast indicates a high probability (91%) for ENSO-neutral conditions forming March-May 2025, and these conditions are favored to continue through September-November 2025.
Inflows during the first quarter of the year have been relatively stable across the region, reflecting the influence of, and transition to, ENSO-neutral condition. In Panama, overall system inflows have been only slightly below historical average conditions, except for the Bayano reservoir, which registered above-average hydrology conditions. Higher hydrology may result in energy surpluses after covering the contracted hydro positions, available to be sold in the spot market.
In Colombia, hydrological conditions were generally aligned with seasonal expectations and historical average conditions, supporting steady flows into key reservoirs and reducing the risk of extreme droughts or floods typically associated with El Niño or La Niña.
In Chile, the primary driver for AES’ hydro assets is snowpack volumes and winter rains, mainly in the central regions. Over the first quarter of 2025, precipitation and snowpack accumulation was within the range of historical averages.
The exact behavior pattern and strength of weather transitions (from/to La Niña or El Niño) is unknown and therefore the impacts could vary from those described above, and may include impacts to our businesses beyond hydrology, including with respect to power generation from other renewable sources of energy and demand. Even if rainfall and water inflows remain in line with historical averages, in some cases, market prices and generation above or below the average could present due to a variety of factors related to demand, market dynamics, or regulatory impacts. Impacts may be material to our results of operations.
Macroeconomic and Political
During the past few years, some countries where our subsidiaries conduct business have experienced macroeconomic and political changes. In the event these trends continue, there could be an adverse impact on our businesses.
Inflation Reduction Act and U.S. Renewable Energy Tax Credits — The U.S. Inflation Reduction Act of 2022 (the “IRA”) includes provisions that benefit the U.S. clean energy industry, including increases, extensions, direct transfers, and/or new tax credits for onshore and offshore wind, solar, storage, and hydrogen projects. The extension of the solar investment tax credits ("ITCs") and production tax credits (“PTCs”), as well as higher credits available for projects that satisfy wage and apprenticeship requirements, has increased demand for our renewables products.
Our U.S. renewables business has a backlog of approximately 7.6 GW and a 53 GW pipeline that we intend to utilize to continue to grow our business, and these changes in tax policy are supportive of this strategy. We account for U.S. renewables projects according to U.S. GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the tax-credit value that is transferred to tax equity investors at the time of its creation, which for projects utilizing the investment tax credit begins in the quarter the

50 | The AES Corporation | March 31, 2025 Form 10-Q
project is placed in service. For projects utilizing the production tax credit, this value is recognized over 10 years as the facility produces energy.
The IRA also allows us to directly transfer investment tax credits to unrelated tax credit buyers. We account for the transfer proceeds as tax benefit throughout the year the renewables project is placed in service.
In 2024, we realized $1,313 million of earnings from Tax Attributes, comprised of $1,293 million from the Renewables SBU and $20 million from the Utilities SBU. In 2025, we expect an increase in Tax Attributes earned throughout the year by our U.S. renewables business in line with the growth in that business. For the three months ended March 31, 2025, we recognized $186 million in tax attributes.
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
Global Tax — The macroeconomic and political environments in the U.S. and in some countries where our subsidiaries conduct business have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA includes a 15% corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income. In September 2024, the IRS released proposed regulations on the 15% CAMT. The impact to the Company in 2025 is not expected to be material.
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
Argentina — In July 2024, the Argentine government enacted Law 27,742, known as Ley Bases, declaring a one-year public emergency in administrative, economic, financial, and energy matters. It grants the President delegated powers and initiates broad state reforms to deregulate the economy, including labor reform, the Incentive Regime for Large Investments, modifications to non-income tax measures, and the privatization of state-owned

51 | The AES Corporation | March 31, 2025 Form 10-Q
energy companies. Additionally, the Ministry of Energy issued Resolution 150/2024, repealing certain regulations from previous years that involved excessive state and CAMMESA intervention in the Wholesale Electricity Market (“MEM”).
On January 28, 2025, the Energy Secretariat issued Resolution 21/2025 to reform the MEM and is intended to ensure secure energy supply and stable consumer costs.
On April 11, 2025, the Central Bank of Argentina started a new economic program supported by a $20 billion agreement with the International Monetary Fund. Of this amount, $15 billion will be available in 2025. The key points of the program include (a) a removal of exchange restrictions for individuals and (b) foreign shareholders can distribute profits starting from 2025 and deadlines for foreign trade payments are relaxed.
These changes may have a profound impact on the sector, influencing our operations and financial results. It is not yet possible to predict the impact of these regulations in our consolidated results of operations, cash flows, and financial condition.
Puerto Rico — As discussed in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2024 Form 10-K, our subsidiaries in Puerto Rico have long-term PPAs with state-owned PREPA, which has been facing economic challenges that could result in a material adverse effect on our business in Puerto Rico. Despite the Title III protection, PREPA has been making substantially all of its payments to the generators in line with historical payment patterns.
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
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Ilumina’s non-recourse debt of $22 million continues to be in technical default and is classified as current as of March 31, 2025.
In 2022, a mediation commenced to resolve the PREPA Title III case. On March 19, 2025, the judge presiding over the case entered an order to permit the filing of an amended plan of adjustment and litigation of specific issues, including administrative expense claim by non-settling bondholders. The stay of plan confirmation and bondholder rights-related litigation was extended without a termination date, and the non-settling bondholders' motion to lift the stay was denied. The PROMESA oversight board filed an amended plan of adjustment and disclosure statement for PREPA on March 28, 2025. On April 25, 2025, the Oversight Board filed a status report seeking to extend the mediation period for six months through October 31, 2025.
Considering the information available as of the date hereof, management believes the carrying amount of our long-lived assets in Puerto Rico of $751 million is recoverable as of March 31, 2025.
Decarbonization Initiatives
Our strategy involves shifting towards clean energy platforms, including renewable energy, energy storage, LNG, and modernized grids. It is designed to position us for continued growth while reducing our carbon intensity and to be in support of our mission of accelerating the future of energy, together. We have made significant progress on our exit of coal generation, and by year-end 2025, we intend to have exited the substantial majority of our coal facilities that we owned in 2022. Due to a number of factors, including grid and market dynamics, we will continue to work towards exiting coal in the limited markets where we have coal generation. We currently anticipate these efforts will continue beyond 2027. We expect to further reduce the carbon intensity of our operations as we add more long-term contracted renewables to the grid each year.
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

52 | The AES Corporation | March 31, 2025 Form 10-Q
For further information about the risks associated with decarbonization initiatives, see Item 1A.—Risk Factors—Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2024 Form 10-K.
Regulatory
FERC, RTOs, and Interconnection Prioritization — On February 11, 2025, FERC approved PJM's request for a one-time change in its interconnection process to expedite the interconnection of a limited number of high-capacity resources to support near-term resource adequacy and grid reliability. This change to PJM's interconnection process is not expected to impact the PJM projects already in our backlog since they have received interconnection approvals. However, it will likely create uncertainty and delays in the time for interconnection approvals for our development pipeline of renewables projects in PJM. Other RTOs are considering similar proposals to expedite interconnection approvals for certain high-capacity resources. See Item 1A.—Risk Factors - Our development projects are subject to substantial uncertainties included in the 2024 Form 10-K for further details.
U.S. Executive Orders — A recent Executive Order has required a review of all federal onshore wind leasing and federal permitting practices. In executing this order, the Department of Interior and other agencies have paused federal permitting for all wind projects on federal lands and private lands with a federal nexus. Our U.S. renewables projects are developed primarily on private land and are designed in a manner that minimizes the potential of a federal nexus. At this time, we do not expect this Order to have a significant impact on our business.
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
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions involved a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict whether and when the PPA Discussions might resume or the outcome of any such discussions. Nor can we predict how DG Comp might resolve its review if the PPA Discussions do not resume or if any such discussions fail to result in an agreement concerning the agency's review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2025, the carrying value of our long-lived assets at Maritza is $318 million.
AES Ohio Smart Grid Phase 2 Filing — In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO Staff and other parties on the pending Smart Grid Phase 2 Application. The Settlement will provide for a four-year plan to invest $241 million of capital and $19 million of operations and maintenance expense related to grid modernization, support of Distributed Energy Resources and Economic Development, and an enhanced Telecommunications network. These costs will be recovered through the existing Investment Infrastructure Rider. An evidentiary hearing was held on October 29, 2024, and we expect an order from PUCO by the second quarter of 2025, prior to the end of Smart Grid Phase 1.
AES Ohio Distribution Rate Case — On November 29, 2024, AES Ohio filed a new distribution rate case with the PUCO. The investments reflected in the distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. Among other matters, the application requests: (i) an increase to its annual distribution revenue requirement of $235 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider; (ii) a return on equity of 10.95% and a cost of long-term debt of 4.49% on a distribution rate base of $1.3 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt; and (iii) a date certain of September 30, 2024 and a test period of June 1, 2024 – May 31, 2025. The rate case application also includes a proposal for increased tree-trimming expenses. AES Ohio proposed an evidentiary

53 | The AES Corporation | March 31, 2025 Form 10-Q
hearing to be held beginning June 2, 2025; however, the PUCO has not yet established a procedural schedule for the proceeding.
AES Ohio Legislation — On April 30, 2025, the Ohio legislature passed new energy legislation (HB 15) that will be sent to the Governor for signature or veto. As passed by the state legislature, the legislation would allow Ohio's electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans and associated recovery riders. Among other provisions, the legislation would also eliminate the Legacy Generation Resource Rider, which allows for recovery of net OVEC costs and revenues. As of March 31, 2025, AES Ohio's Legacy Generation Resource Rider regulatory asset balance was $9.7 million which we would continue to collect, in an amount based, among other things, on customer usage and rates through the effective date of the legislation, if signed by the Governor. Changes to the regulatory framework from this legislation, including not recovering any remaining regulatory asset balance amount or future net OVEC costs and revenue, could be material to our results of operations, financial condition, and cash flows.
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
Impairments and Realizability
Long-lived Assets and Current Assets Held-for-Sale — During the three months ended March 31, 2025, the Company recognized asset impairment expense of $49 million. See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets and current assets held-for-sale that were assessed for impairment totaled $490 million at March 31, 2025.
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
Tax Asset Realizability — Certain AES Chilean businesses have recorded net deferred tax assets ("DTA") of $237 million relating primarily to net operating loss carryforwards, which are not subject to expiration. Their realization is dependent on generating sufficient taxable income. At this time, management believes it is more likely than not that all of the DTA will be realized; however, it could be reduced by way of valuation allowance in the near term if estimates of future taxable income are reduced.
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion residuals) and certain air emissions, such as SO2, NOx, particulate matter, mercury, and other hazardous air pollutants, and species and habitat protections. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our operations are subject to significant government regulation and could be adversely affected by changes in the law or regulatory schemes; Several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR; Our businesses are subject to stringent environmental laws, rules and regulations; and Concerns about GHG emissions and the

54 | The AES Corporation | March 31, 2025 Form 10-Q
potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2024 Form 10-K.
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

55 | The AES Corporation | March 31, 2025 Form 10-Q
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
Waste Management — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements, and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, the Water Infrastructure Improvements for the Nation Act ("WIIN Act") was signed into law. This includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. If this rule is finalized before Indiana or Puerto Rico establishes a state-level CCR permit program, AES CCR units in those locations could eventually be required to apply for a federal CCR permit from the EPA. The EPA has indicated that it will implement a phased approach to amending the CCR Rule, which is ongoing. On August 28, 2020, the EPA published final amendments to the CCR Rule titled "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if the EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to the EPA by November 30, 2020. On January 11, 2022, the EPA released the first in a series of proposed determinations regarding CCR Part A Rule demonstrations and compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. On June 28, 2024, the

56 | The AES Corporation | March 31, 2025 Form 10-Q
D.C. Circuit dismissed the challenges. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.
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

57 | The AES Corporation | March 31, 2025 Form 10-Q
On September 8, 2023, the Agencies published final rule amendments in the Federal Register to amend the final “Revised Definition of ‘Waters of the United States’” rule. This final rule conforms the definition to the definition adopted in the Decision. The Agencies have amended key aspects of the regulatory text to conform the rule to the Decision. On March 12, 2025, the Agencies issued a joint guidance memorandum for implementing “continuous surface connection” consistent with the Decision and related issues. The Federal Register notice was published on March 24, 2025 outlining a process to gather recommendations for implementation of WOTUS. It is too early to determine whether the outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over WOTUS may have a material impact on our business, financial condition, or results of operations.
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
U.S. Executive Actions Affecting Environmental Regulations — On January 20, 2025, President Trump issued an Executive Order directing Agencies to, among other tasks, review regulations issued under the prior administration to determine whether they should be suspended, revised, or rescinded. President Trump also issued a Memorandum directing agencies to refrain from proposing or issuing any rules until the current administration has reviewed and approved those rules. In accordance with these and other Executive Orders, on March 12, 2025, the EPA released a list of environmental regulations that will be targeted for reconsideration and other deregulatory action. These and other actions, including other Executive Orders and directives from the administration, may have an impact on regulations and permitting processes that may affect our business, financial condition, or results of operations.
Capital Resources and Liquidity
Overview
As of March 31, 2025, the Company had unrestricted cash and cash equivalents of $1.8 billion, of which $151 million was held at the Parent Company and qualified holding companies. The Company had $64 million in short-term investments, held primarily at subsidiaries, and restricted cash and debt service reserves of $813 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $24 billion and $6 billion, respectively. Of the $3 billion of our current non-recourse debt, $2.8 billion was presented as such because it is due in the next twelve months and $178 million relates to debt considered in default. AES Puerto Rico is in payment default. All other defaults are not payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. Additionally, on February 6, 2025, AES Dominican Renewable Energy failed to comply with a covenant on its debt of $353 million, resulting in a technical default. AES Dominican Renewable Energy is classified as held-for-sale as of March 31, 2025, therefore the associated non-recourse debt is classified in Current held-for-sale liabilities on the Condensed Consolidated Balance Sheet. See Note 8—Obligations and Note 18—Held-For-Sale and Dispositions in Item 1.—Financial Statements of this Form 10-Q for additional detail. As of March 31, 2025, the Company also had $605 million outstanding related to supplier financing arrangements.
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $1.2 billion in recourse debt which matures within the next twelve months, including $255 million in outstanding borrowings under the commercial paper program. Furthermore, we have $416 million due under supplier financing arrangements that have a guarantee, $301 million guaranteed by the Parent Company and $115 million guaranteed by subsidiaries.

58 | The AES Corporation | March 31, 2025 Form 10-Q
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Additionally, commercial paper issuances are short-term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company’s $30.3 billion of total gross debt outstanding as of March 31, 2025, approximately $9.4 billion accrues interest at variable rates. The Company actively hedges its current and expected variable rate exposure through a combination of currently effective and forward starting interest rate swaps. As of March 31, 2025, the total maximum outstanding amount of hedges protecting the company against variable rate exposure was $8.3 billion. These hedges generally provide economic protection through the entire expected life of the projects, regardless of the type of debt issued to finance construction or refinance the projects in the future.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock, and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of March 31, 2025, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $4.3 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of March 31, 2025, we had $324 million in letters of credit under bilateral agreements, $107 million in letters of credit outstanding provided under our unsecured credit facilities, and $19 million in letters of credit outstanding provided under our revolving credit facilities. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended March 31, 2025, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
Additionally, in connection with certain project financings, some of the Company's subsidiaries have expressly undertaken limited obligations and commitments. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of March 31, 2025, the maximum undiscounted potential exposure to guarantees and letters of credit issued by our subsidiaries was $5.4 billion, including $1.9 billion of customary payment guarantees under EPC contracts and other agreements, $1.4 billion of letters of credit

59 | The AES Corporation | March 31, 2025 Form 10-Q
outstanding, $1.2 billion of surety bonds and other guarantees issued by insurance companies, and $828 million of tax equity financing related guarantees.
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
Long-Term Receivables
As of March 31, 2025, the Company had approximately $106 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2026, or one year from the latest balance sheet date. Noncurrent receivables in the U.S. pertain primarily to the sale of the Redondo Beach land. Noncurrent receivables in Chile pertain primarily to payment deferrals granted to mining customers as part of our green blend agreements. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q for further information.
As of March 31, 2025, the Company had $934 million of loans receivable related to the Mong Duong facility in Vietnam, which was constructed under a build, operate, and transfer contract. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. As of March 31, 2025, Mong Duong met the held-for-sale criteria and the loan receivable balance, net of CECL reserves of $23 million, was classified in Current held-for-sale assets. See Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the three months ended March 31, 2025 were debt financings, cash flows from operating activities, purchases under supplier financing arrangements, and sales to noncontrolling interests. The primary uses of cash in the three months ended March 31, 2025 were repayments of debt, capital expenditures, and repayments of obligations under supplier financing arrangements.
The primary sources of cash for the Company in the three months ended March 31, 2024 were debt financings, purchases under supplier financing arrangements, and cash flows from operating activities. The primary uses of cash in the three months ended March 31, 2024 were capital expenditures, repayments of debt, and repayments of obligations under supplier financing arrangements.

60 | The AES Corporation | March 31, 2025 Form 10-Q
A summary of cash-based activities is as follows (in millions):

	Three Months Ended March 31,
Cash Sources:	2025	2024
Issuance of non-recourse debt	$1,293	$2,131
Borrowings under the revolving credit facilities	1,187	1,741
Issuance of recourse debt	800	—
Net cash provided by operating activities	545	287
Purchases under supplier financing arrangements	317	486
Commercial paper borrowings (repayments), net	255	719
Sales to noncontrolling interests	245	125
Sale of short-term investments	33	141
Other	78	133
Total Cash Sources	$4,753	$5,763

Cash Uses:
Capital expenditures (1)	$(1,254)	$(2,148)
Repayments of recourse debt	(774)	—
Repayments of non-recourse debt	(759)	(915)
Repayments of obligations under supplier financing arrangements	(628)	(516)
Repayments under revolving credit facilities	(451)	(1,037)
Dividends paid on AES common stock	(125)	(116)
Purchase of short-term investments	(18)	(144)
Other	(217)	(322)
Total Cash Uses	$(4,226)	$(5,198)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$527	$565
_____________________________
(1)Includes interest capitalized on development and construction of $124 million and $157 million for the three months ended March 31, 2025 and 2024, respectively. Of the total capitalized, $118 million and $154 million, respectively, are related to recourse and non-recourse debt interest payments. The remaining capitalized interest is primarily related to supplier financing arrangements.
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three-month period (in millions):

	Three Months Ended March 31,
Cash flows provided by (used in):	2025	2024	$ Change
Operating activities	$545	$287	$258
Investing activities	(1,282)	(2,386)	1,104
Financing activities	1,317	2,606	(1,289)
Operating Activities
Net cash provided by operating activities increased $258 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
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

61 | The AES Corporation | March 31, 2025 Form 10-Q
•Adjusted net income decreased $353 million, primarily due to lower margin at our Energy Infrastructure SBU and a decrease in interest income; partially offset by higher margin at our Utilities and Renewables SBUs and a decrease in cash paid for interest.
•Change in working capital increased $611 million, primarily due to a decrease in prepaid expense and other assets due to the timing of collection of tax credit transfer proceeds and the prior period change in receivables at Warrior Run; a decrease in receivables and increase in payables due to timing of collections and billings.
Investing Activities
Net cash used in investing activities decreased $1.1 billion for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Investing Cash Flows
(in millions)
•Acquisitions of business interests decreased $53 million, primarily due to the prior year acquisition of Hoosier Wind.
•Capital expenditures decreased $894 million, discussed further below.
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
•Growth expenditures decreased $843 million, primarily driven by a decrease in expenditures for U.S. renewables projects compared to the prior year.
•Maintenance expenditures decreased $51 million, primarily driven by a $27 million decrease at AES Indiana due to the timing of maintenance, and a $19 million decrease due to the sale of AES Brasil in October 2024.

62 | The AES Corporation | March 31, 2025 Form 10-Q
Financing Activities
Net cash provided by financing activities decreased $1.3 billion for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Financing Cash Flows
(in millions)
See Notes 1—Financial Statement Presentation, 8—Obligations, and 12—Equity in Item 1.—Financial Statements of this Form 10-Q for more information regarding significant transactions.
•The 682 million impact from non-recourse debt transactions is mainly due to $1.4 billion of higher net borrowings at the Energy Infrastructure and Utilities SBUs in the prior year, which included $273 million related to the sale of future revenue at Warrior Run which was recorded as non-recourse debt; partially offset by $705 million of higher net borrowings at the Renewables SBU in the current year.
•The $464 million impact from commercial paper and $110 million impact from the Parent Company revolver are due to higher net borrowings in the prior year.
•The $281 million impact from supplier financing arrangements is primarily due to higher net cash outflows at the Renewables SBU.
•The $142 million impact from non-recourse revolvers is primarily due to $129 million of higher net repayments at the Energy Infrastructure SBU in the prior year and $80 million of higher net borrowings at the Renewables SBU in the current year, partially offset by $68 million of higher net borrowings at the Utilities SBU in the prior year.
•The $120 million impact from sales to noncontrolling interests is primarily due to $150 million at AES Indiana from the sale of ownership in the Pike County BESS project to a tax equity investor, partially offset by a $26 million decrease in sales under the Chile Renovables partnership with GIP.
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

63 | The AES Corporation | March 31, 2025 Form 10-Q
Parent Company. Parent Company Liquidity is reconciled to its most directly comparable GAAP financial measure, Cash and cash equivalents, at the periods indicated as follows (in millions):

	March 31, 2025	December 31, 2024
Consolidated cash and cash equivalents	$1,753	$1,524
Less: Cash and cash equivalents at subsidiaries	(1,602)	(1,259)
Parent Company and qualified holding companies’ cash and cash equivalents	151	265
Commitments under the Parent Company credit facilities	1,800	1,800
Less: Letters of credit under the credit facilities	(19)	(18)
Less: Borrowings under the commercial paper program	(255)	—
Borrowings available under the Parent Company credit facilities	1,526	1,782
Total Parent Company Liquidity	$1,677	$2,047
The Parent Company paid dividends of $0.17595 per outstanding share to its common stockholders during the first quarter of 2025 for dividends declared in December 2024. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $6 billion and $5.7 billion as of March 31, 2025 and December 31, 2024, respectively. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q and Note 12—Obligations in Item 8.—Financial Statements and Supplementary Data of our 2024 Form 10-K for additional detail.
We believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future. This belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility and commercial paper program. See Item 1A.—Risk Factors—The AES Corporation’s ability to make payments on its outstanding indebtedness is dependent upon the receipt of funds from our subsidiaries of the Company’s 2024 Form 10-K for additional information.
Various debt instruments at the Parent Company level, including our revolving credit facilities and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of March 31, 2025, we were in compliance with these covenants at the Parent Company level.
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

64 | The AES Corporation | March 31, 2025 Form 10-Q
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $3 billion. The portion of current debt related to such defaults was $178 million at March 31, 2025, all of which was non-recourse debt related to three subsidiaries: AES Puerto Rico, AES Ilumina, and AES Jordan Solar. AES Puerto Rico is in payment default. All other defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents. Additionally, on February 6, 2025, AES Dominican Renewable Energy failed to comply with a covenant on its debt of $353 million, resulting in a technical default. AES Dominican Renewable Energy is classified as held-for-sale as of March 31, 2025, therefore the associated non-recourse debt is classified in Current held-for-sale liabilities on the Condensed Consolidated Balance Sheet. See Note 8—Obligations and Note 18—Held-For-Sale and Dispositions in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of March 31, 2025, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit agreement as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of March 31, 2025, none of the defaults listed above resulted in a cross-default under the recourse debt of the Parent Company. Furthermore, none of the non-recourse debt in default listed above is guaranteed by the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2024 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2025.
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
The disclosures presented in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Fluctuations in currency exchange rates may impact our financial results and position; Wholesale power prices may experience significant volatility in our markets which could impact our operations and opportunities for

65 | The AES Corporation | March 31, 2025 Form 10-Q
future growth; We may not be adequately hedged against our exposure to changes in commodity prices or interest rates; and Certain of our businesses are sensitive to variations in weather and hydrology of the 2024 Form 10-K.
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
As of March 31, 2025, we project pre-tax earnings exposure on a 10% increase in commodity prices to be less than a $5 million gain for power, less than a $5 million gain for gas, and less than a $5 million loss for coal. The sensitivities are calculated using industry-standard valuation techniques to revalue all transactions (physical and financial commodity transactions) in the portfolio for a change in the underlying prices the transactions are exposed to and excludes correlation effects, including those due to renewable resource availability. The models reference market prices of commodities across future periods and associated volatility of these market prices. Prices and volatilities are predominantly based on observable market prices.
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

66 | The AES Corporation | March 31, 2025 Form 10-Q
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
AES has unhedged forward-looking earnings which are exposed to foreign exchange deterioration risk from the Argentine peso that could be material. As of March 31, 2025, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries in the Colombian peso, Euro, and Argentine peso may be exposed to exchange rate movements, with a total potential loss of less than $10 million.
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
As of March 31, 2025, the portfolio’s 2025 pre-tax earnings exposure to a one-time 100-basis-point increase in interest rates for our Argentine peso, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $15 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.

67 | The AES Corporation | March 31, 2025 Form 10-Q
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.
The Company, under the supervision and with the participation of its management, including the Company’s CEO and CFO, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, management identified that we did not design effective controls over the review of the disposition of AES Brasil, a complex non-routine transaction; specifically due to the use of incomplete data in the estimation of the fair value of the net assets of AES Brasil, which was used in calculation of the impairment expense after AES Brasil was classified as held-for-sale in Q2 2024.
Notwithstanding the identified material weakness, our CEO and CFO have concluded that our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented and such financial statements are presented in conformity with GAAP.
Remediation Efforts and Status
During the first quarter of 2025, management began implementing measures designed to remediate the material weakness. The remediation actions that management began implementing include: (i) policy updates detailing steps to perform in an impairment analysis of complex ownership structures, (ii) detailed instructions on considerations to be included in the fair value estimations, (iii) updates to held-for-sale and discontinued operations policies, and (iv) training to impacted personnel.
As of the date of the filing of this Quarterly Report on Form 10-Q, our management believes we have made progress toward remediating the underlying causes of the material weakness. We believe these actions will remediate the forgoing material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate and management has concluded, through testing, that the controls are operating effectively. Management expects these remediation efforts to be completed by June 30, 2025.
Changes in Internal Controls over Financial Reporting
Other than the remediation efforts described above, there were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

68 | The AES Corporation | March 31, 2025 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of March 31, 2025. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a governmental authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the state of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to mitigate the contaminated area located on the grounds of the pole factory and an indemnity payment of approximately R$6 million ($1 million). In October 2011, the State Attorney filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined that only CEEE was required to perform the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The case is now awaiting judgment. The removal and remediation costs are estimated to be approximately R$15 million to R$60 million ($3 million to $10 million), and there could be additional costs which cannot be estimated at this time. In June 2016, the Company sold AES Sul to CPFL Energia S.A. and as part of the sale, AES Guaiba, a holding company of AES Sul, retained the potential liability relating to this matter. The Company believes that there are meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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

69 | The AES Corporation | March 31, 2025 Form 10-Q
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

70 | The AES Corporation | March 31, 2025 Form 10-Q
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
In March 2020, Mexico’s Comisión Federal de Electricidad (“CFE”) served an arbitration demand upon AES Mérida III. CFE alleged that AES Mérida was in breach of a power and capacity purchase agreement (“Contract”) between the two parties, even though the allegations relate to CFE’s own failure to provide fuel within the specifications of the Contract. CFE sought to recover approximately $200 million in payments made to AES Mérida under the Contract, plus approximately $480 million in alleged damages for having to acquire power from alternative sources in the Yucatan Peninsula. AES Mérida filed an answer denying liability to CFE and asserted a counterclaim for damages due to CFE’s breach of its obligations. The evidentiary hearing took place in November 2021. Closing arguments were heard in May 2022. In November 2022, the arbitration Tribunal issued its decision in the case, rejecting CFE’s claims for damages and awarding AES Mérida a net amount of damages on AES Mérida’s counterclaims ("Award"). There were proceedings in the Mexican courts concerning AES Mérida's attempt to enforce the Award and CFE's attempt to challenge the Award. In April 2025, AES Mérida and CFE finalized a settlement agreement resolving this dispute.
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
In February 2022, a lawsuit was filed in Dominican Republic civil court against the Company. The lawsuit purports to be brought on behalf of over 425 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $600 million in alleged damages. The lawsuit does not identify or provide any supporting information concerning the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In February 2024, at the request of the Company, the Dominican Supreme Court of Justice transferred the case to a different civil court, namely, the Civil Court of La Vega. The claimants’ attempt to recuse the presiding judge has been rejected by the relevant Dominican appellate court. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.
On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged charges relating to the Alto Maipo facility, all of which are categorized by the SMA as “serious.” The alleged charges include untimely completion of intake works and insufficient capture by the provisional works, irrigation water outlet and canal contemplated by an agreement with local communities; non-compliance with the details of the forest management plans and intervention in unauthorized areas; construction of a road in a restricted paleontological area; and unlawful moving of fauna. On February 16, 2023, the Alto Maipo project submitted an initial compliance program to the SMA, which has undergone observations by the SMA and interested third parties, and been resubmitted by the project. On December 9, 2024 the SMA rejected the latest version of the Compliance Program. On December 16, 2024, Alto Maipo submitted a petition for reconsideration. If appeals are unsuccessful, the imposition of fines are possible.

71 | The AES Corporation | March 31, 2025 Form 10-Q
In May 2024, the Chilean competition agency (the Fiscalía Nacional Económica or “FNE”) opened an investigation regarding AES Andes’s declarations with respect to coal prices and coal blends used to generate electricity in Chile. The investigation was prompted by a confidential complaint filed in December 2023, which has not been disclosed to AES Andes. In general terms, the investigation seeks to determine whether the facts alleged in the complaint could be considered as an abuse of a dominant position by AES Andes. The investigation is at a very early stage; AES Andes has responded to all of the FNE’s information requests received to date. The FNE will independently conduct the investigation and will ultimately decide whether to dismiss the matter or initiate a judicial proceeding on the allegations in the confidential complaint. These types of investigations in Chile commonly last for years. AES Andes does not believe that it has violated any competition laws. Further, if the FNE ever initiates a judicial proceeding on this matter, AES Andes will defend itself vigorously. Given the early nature of this investigation, we are unable to estimate any potential impact of the investigation or its eventual outcome on our business, financial condition or results of operations.
In April 2025, an alleged shareholder of Fluence Energy, Inc. (“Fluence”) filed a putative securities class action in the U.S. District Court for the Eastern District of Virginia against Fluence and certain of Fluence’s officers and directors (the “Individual Fluence Defendants” and, together with Fluence, the “Fluence Defendants”). The complaint in the case also named the Company and AES Grid Stability, LLC as defendants (together, the “AES Defendants”). The plaintiff seeks to pursue claims on behalf of a putative class of all purchasers of Fluence Class A common stock between October 28, 2021 and February 10, 2025. The plaintiff alleges that the Fluence Defendants made allegedly false or misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder. In addition, the plaintiff asserts claims against the Individual Fluence Defendants and the AES Defendants as alleged “control persons” under Section 20(a) of the Exchange Act. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this lawsuit; however, there can be no assurances that they will be successful in their efforts.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A.—Risk Factors of our 2024 Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of AES Common Stock during the first quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 — January 31	—	$—	—	$264,000,000
February 1 — February 28	—	—	—	264,000,000
March 1 — March 31	—	—	—	264,000,000
Total	—	—	—	$264,000,000
_______________________________
(1)         On July 7, 2010, The AES Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase up to $500 million of shares of its outstanding common stock, depending on cash availability, market conditions, and other factors. The original authorization was set to expire on December 31, 2010, however, in December 2010, the Board authorized an extension of the stock repurchase program. The current program does not have a predetermined expiration date. Repurchases under this program may be made using a variety of methods, which may include open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. No repurchases were made under this program during the first quarter of 2025. As of March 31, 2025, $264 million remained available for purchase under this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements

72 | The AES Corporation | March 31, 2025 Form 10-Q
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2025.
ITEM 6. EXHIBITS

4.1
Twenty-Ninth Supplemental Indenture, dated March 20, 2025, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 20, 2025.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

73 | The AES Corporation | March 31, 2025 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	May 1, 2025	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)