Form 10-Q
period 2025-06-30
AES CORP
filed 2025-08-01
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on July 30, 2025 was 712,049,564.

The AES Corporation
Form 10-Q for the Quarterly Period ended June 30, 2025

1 | The AES Corporation | June 30, 2025 Form 10-Q
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

EBITDA	Earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs, a non-GAAP measure of operating performance
ECCRA	Environmental Compliance Cost Recovery Adjustment
ENSO	El Niño-Southern Oscillation
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EU	European Union
FASB	Financial Accounting Standards Board
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens (NASDAQ: FLNC)
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation at Book Value
IPALCO	IPALCO Enterprises, Inc. CDPQ owns direct and indirect interests in IPALCO of approximately 30%.
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LNG	Liquid Natural Gas
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NCTI	Net CFC Tested Income

2 | The AES Corporation | June 30, 2025 Form 10-Q

NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
OVEC	Ohio Valley Electric Corporation, an electric generating company in which AES Ohio has a 4.9% interest
Parent Company	The AES Corporation
Pet Coke	Petroleum Coke
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
SBU	Strategic Business Unit
SIN	National Interconnection System (in Colombia)
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
TEG	Termoeléctrica del Golfo, S. de R.L. de C.V.
TEP	Termoeléctrica Peñoles, S. de R.L. de C.V.
U.S.	United States
USD	United States Dollar
VIE	Variable Interest Entity

3 | The AES Corporation | June 30, 2025 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2025	December 31, 2024

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,350	$1,524
Restricted cash	763	437
Accounts receivable, net of allowance of $54 and $52, respectively	1,865	1,646
Inventory	647	593
Prepaid expenses	132	157
Other current assets, net of allowance of $2 and $0, respectively	1,532	1,612
Current held-for-sale assets	31	862
Total current assets	6,320	6,831
NONCURRENT ASSETS
Property, plant and equipment, net of accumulated depreciation of $9,311 and $8,701, respectively	34,727	33,166
Investments in and advances to affiliates	1,091	1,124
Debt service reserves and other deposits	88	78
Goodwill	345	345
Other intangible assets, net of accumulated amortization of $472 and $426, respectively	2,050	1,947
Deferred income taxes	402	365
Loan receivable, net of allowance of $20 and $0, respectively	800	—
Other noncurrent assets, net of allowance of $22 and $20, respectively	2,719	2,917
Noncurrent held-for-sale assets	—	633
Total noncurrent assets	42,222	40,575
TOTAL ASSETS	$48,542	$47,406
LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,663	$1,654
Accrued interest	277	256
Accrued non-income taxes	292	249
Supplier financing arrangements	621	917
Accrued and other liabilities	1,109	1,246
Recourse debt	990	899
Non-recourse debt	2,727	2,688
Current held-for-sale liabilities	—	662
Total current liabilities	7,679	8,571
NONCURRENT LIABILITIES
Recourse debt	4,802	4,805
Non-recourse debt	21,752	20,626
Deferred income taxes	1,635	1,490
Other noncurrent liabilities	2,812	2,881
Noncurrent held-for-sale liabilities	—	391
Total noncurrent liabilities	31,001	30,193
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	2,179	938
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 859,711,007 issued and 711,922,815 outstanding at June 30, 2025 and 859,709,987 issued and 711,074,269 outstanding at December 31, 2024)	9	9
Additional paid-in capital	6,070	5,913
Retained earnings (accumulated deficit)	(79)	293
Accumulated other comprehensive loss	(836)	(766)
Treasury stock, at cost (147,788,192 and 148,635,718 shares at June 30, 2025 and December 31, 2024, respectively)	(1,795)	(1,805)
Total AES Corporation stockholders’ equity	3,369	3,644
NONCONTROLLING INTERESTS	4,314	4,060
Total equity	7,683	7,704
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY	$48,542	$47,406
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except share and per share amounts)
Revenue:
Non-Regulated	$1,922	$2,070	$3,863	$4,302
Regulated	933	872	1,918	1,725
Total revenue	2,855	2,942	5,781	6,027
Cost of Sales:
Non-Regulated	(1,607)	(1,671)	(3,268)	(3,404)
Regulated	(795)	(718)	(1,619)	(1,451)
Total cost of sales	(2,402)	(2,389)	(4,887)	(4,855)
Operating margin	453	553	894	1,172
General and administrative expenses	(49)	(66)	(126)	(141)
Interest expense	(352)	(389)	(694)	(746)
Interest income	70	88	139	193
Loss on extinguishment of debt	(5)	(9)	(13)	(10)
Other expense	(295)	(84)	(347)	(122)
Other income	31	21	38	56
Gain on disposal and sale of business interests	70	1	69	44
Asset impairment reversals (expense)	154	(38)	105	(84)
Foreign currency transaction gains (losses)	(28)	38	(38)	30
Other non-operating expense	(10)	—	(10)	—
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	39	115	17	392
Income tax benefit (expense)	(167)	35	(184)	51
Net equity in earnings (losses) of affiliates	(22)	3	(56)	(12)
NET INCOME (LOSS)	(150)	153	(223)	431
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	55	123	174	277
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(95)	$276	$(49)	$708
Decrease (increase) in redemption value of redeemable stock of subsidiaries	(10)	6	(10)	—
NET INCOME (LOSS) AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(105)	$282	$(59)	$708
BASIC EARNINGS PER SHARE:
NET INCOME (LOSS) AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.15)	$0.40	$(0.08)	$1.01
DILUTED EARNINGS PER SHARE:
NET INCOME (LOSS) AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.15)	$0.39	$(0.08)	$0.99
DILUTED SHARES OUTSTANDING	712	713	712	713

See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
NET INCOME (LOSS)	$(150)	$153	$(223)	$431
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	42	(136)	72	(179)
Total foreign currency translation adjustments	42	(136)	72	(179)
Derivative activity:
Change in fair value of derivatives, net of income tax benefit (expense) of $3, $(22), $28 and $(66), respectively	(43)	92	(150)	292
Reclassification to earnings, net of income tax benefit (expense) of $6, $(7), $12 and $(7), respectively	9	23	(5)	21
Total change in fair value of derivatives	(34)	115	(155)	313
Pension activity:
Change in pension adjustments due to prior service cost, net of $0 income tax for all periods	1	—	1	—
Change in pension adjustments due to net actuarial gain for the period, net of income tax benefit of $1, $0, $1 and $0, respectively	(6)	1	(5)	1
Total pension adjustments	(5)	1	(4)	1
Fair value option liabilities activity:
Change in fair value option liabilities due to instrument-specific credit risk, net of $0 income tax for all periods	—	—	—	3
Total change in fair value option liabilities	—	—	—	3
OTHER COMPREHENSIVE INCOME (LOSS)	3	(20)	(87)	138
COMPREHENSIVE INCOME (LOSS)	(147)	133	(310)	569
Less: Comprehensive loss attributable to noncontrolling interests and redeemable stock of subsidiaries	73	141	200	237
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(74)	$274	$(110)	$806
See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2025	—	$—	859.7	$9	148.6	$(1,805)	$5,913	$293	$(766)	$4,060
Net income (loss)	—	—	—	—	—	—	—	46	—	(149)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	30	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(113)	(8)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	1	—
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(82)	(8)
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	—	—	38
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(57)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	114
Sales to noncontrolling interests	—	—	—	—	—	—	(15)	—	—	250
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	9
Dividends declared on AES common stock ($0.17595/share)	—	—	—	—	—	—	—	(125)	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.8)	10	(10)	—	—	—
Balance at March 31, 2025	—	$—	859.7	$9	147.8	$(1,795)	$5,888	$214	$(848)	$4,257
Net loss	—	—	—	—	—	—	—	(95)	—	(58)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	41	1
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(15)	(19)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(5)	—
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	21	(18)
Adjustments to redemption value of redeemable stock of subsidiaries (3)	—	—	—	—	—	—	—	(10)	—	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	—	—	18
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(290)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(26)	—	(17)	(46)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	246
Sales to noncontrolling interests	—	—	—	—	—	—	199	(188)	8	200
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	5
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	—	—	9	—	—	—
Balance at June 30, 2025	—	$—	859.7	$9	147.8	$(1,795)	$6,070	$(79)	$(836)	$4,314

7 | The AES Corporation

	Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2024	1.0	$838	819.1	$8	149.4	$(1,813)	$6,355	$(1,386)	$(1,514)	$3,497
Net income (loss)	—	—	—	—	—	—	—	432	—	(65)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(38)	(4)
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	135	27
Change in fair value option liabilities and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	3	—
Total other comprehensive income	—	—	—	—	—	—	—	—	100	23
Adjustments to redemption value of redeemable stock of subsidiaries (3)	—	—	—	—	—	—	(6)	—	—	—
Dispositions of business interests	—	—	—	—	—	—	—	—	—	(111)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(13)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1
Sales to noncontrolling interests	—	—	—	—	—	—	1	—	—	48
Conversion of Corporate Units to shares of common stock	(1.0)	(838)	40.5	1	—	—	838	—	—	—
Dividends declared on AES common stock ($0.1725/share)	—	—	—	—	—	—	(116)	—	—	—
Purchase of treasury stock	—	—	—	—	0.1	(3)	3	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.6)	7	(7)	—	—	—
Balance at March 31, 2024	—	$—	859.6	$9	148.9	$(1,809)	$7,068	$(954)	$(1,414)	$3,380
Net income (loss)	—	—	—	—	—	—	—	276	—	(113)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(94)	(41)
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	92	(15)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2)	(55)
Adjustments to redemption value of redeemable stock of subsidiaries (3)	—	—	—	—	—	—	6	—	—	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	—	—	670
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(94)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	51
Sales to noncontrolling interests	—	—	—	—	—	—	(9)	—	—	192
Dividends declared on AES common stock	—	—	—	—	—	—	(7)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.1)	2	9	—	—	—
Balance at June 30, 2024	—	$—	859.6	$9	148.8	$(1,807)	$7,067	$(678)	$(1,416)	$4,031

(1) Excludes redeemable stock of subsidiaries. See Note 11—Redeemable Stock of Subsidiaries.
(2) Related to the reclassification of AES Clean Energy Development common stock, certain tax equity partnerships at AES Clean Energy, and the Pike County BESS tax equity partnership from Redeemable stock of subsidiaries to Noncontrolling interests. See Note 11—Redeemable Stock of Subsidiaries.
(3) Adjustment to record the redeemable stock of AES Global Insurance and a tax equity partnership at AES Clean Energy Development at redemption value.
See Notes to Condensed Consolidated Financial Statements.

8 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$(223)	$431
Adjustments to net income (loss):
Depreciation, amortization, and accretion of AROs	691	633
Emissions allowance expense	178	71
Loss (gain) on realized/unrealized derivatives	71	(137)
Loss on commencement of sales-type leases	208	67
Gain on disposal and sale of business interests	(69)	(44)
Impairment expense (reversals)	(95)	84
Loss on realized/unrealized foreign currency	24	78
Deferred income tax expense (benefit), net of tax credit transfers allocated to AES	149	258
Tax credit transfers allocated to noncontrolling interests	212	26
Other	220	(210)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	26	(239)
(Increase) decrease in inventory	(29)	31
(Increase) decrease in prepaid expenses and other current assets	198	133
(Increase) decrease in other assets	75	47
Increase (decrease) in accounts payable and other current liabilities	(116)	(160)
Increase (decrease) in income tax payables, net and other tax payables	(82)	(464)
Increase (decrease) in other liabilities	83	74
Net cash provided by operating activities	1,521	679
INVESTING ACTIVITIES:
Capital expenditures	(2,586)	(3,833)
Acquisitions of business interests, net of cash and restricted cash acquired	(112)	(73)
Proceeds from the sale of business interests, net of cash and restricted cash sold	5	11
Sale of short-term investments	52	534
Purchase of short-term investments	(36)	(604)
Contributions and loans to equity affiliates	(1)	(50)
Purchase of emissions allowances	(234)	(91)
Other investing	30	(118)
Net cash used in investing activities	(2,882)	(4,224)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	2,128	4,003
Repayments under the revolving credit facilities	(2,398)	(2,582)
Commercial paper borrowings (repayments), net	67	690
Issuance of recourse debt	800	950
Repayments of recourse debt	(774)	—
Issuance of non-recourse debt	2,332	3,798
Repayments of non-recourse debt	(1,490)	(2,726)
Payments for financing fees	(49)	(75)
Purchases under supplier financing arrangements	567	708
Repayments of obligations under supplier financing arrangements	(862)	(1,055)
Distributions to noncontrolling interests	(338)	(128)
Contributions from noncontrolling interests	274	97
Sales to noncontrolling interests	1,138	323
Issuance of preferred shares in subsidiaries	452	—
Dividends paid on AES common stock	(250)	(238)
Payments for financed capital expenditures	(21)	(19)
Other financing	(114)	13
Net cash provided by financing activities	1,462	3,759
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(43)
(Increase) decrease in cash, cash equivalents and restricted cash of held-for-sale businesses	66	(13)
Total increase in cash, cash equivalents and restricted cash	162	158
Cash, cash equivalents and restricted cash, beginning	2,039	1,990
Cash, cash equivalents and restricted cash, ending	$2,201	$2,148

9 | The AES Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

Six Months Ended June 30,
2025	2024

(in millions)

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$598	$765
Cash payments for income taxes, net of refunds	134	209
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash contributions from noncontrolling interests	$254	$25
Receivable for proceeds from sale of Dominican Republic Renewables (see Note 18)	100	—
Noncash recognition of new operating and financing leases	78	180
Noncash distributions to noncontrolling interests	45	—
Initial recognition of contingent consideration for acquisitions	11	14
Conversion of Corporate Units to shares of common stock (see Note 12)	—	838
Liabilities derecognized upon completion of remaining performance obligation for sale of Warrior Run receivables (see Note 14)	—	273
See Notes to Condensed Consolidated Financial Statements.

10 | Notes to Condensed Consolidated Financial Statements | June 30, 2025 and 2024
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)
1. FINANCIAL STATEMENT PRESENTATION
Consolidation — In this Quarterly Report, the terms “AES,” “the Company,” “us,” or “we” refer to the consolidated entity, including its subsidiaries and affiliates. The terms “The AES Corporation” or “the Parent Company” refer only to the publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates. Furthermore, VIEs in which the Company has an ownership interest and is the primary beneficiary, thus controlling the VIE, have been consolidated. Certain consolidated VIEs have arrangements which may require the Company to contribute additional equity totaling $1.7 billion. Such contributions are generally contingent upon the underlying asset achieving specific project milestones. Investments in entities where the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting, except for our investment in Alto Maipo, for which we have elected the fair value option as permitted under ASC 825. All intercompany transactions and balances are eliminated in consolidation.
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of expected results for the year ending December 31, 2025. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto, which are included in the 2024 Form 10-K filed with the SEC on March 11, 2025 (the “2024 Form 10-K”).
Revision of Prior Period Condensed Consolidated Financial Statements — In connection with the preparation of our 2024 consolidated financial statements, the Company determined that we used incomplete data in the estimation of the fair value of net assets of AES Brasil which caused an overstatement of the impairment expense recorded in the second and third quarters of 2024. As a result, the Company restated the previously issued unaudited quarterly financial information for the second quarter of 2024 presented in this Form 10-Q. For additional information and quantification of prior period restatement impacts, refer to the 2024 audited consolidated financial statements and notes thereto, which are included in our 2024 Form 10-K.
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,350	$1,524
Restricted cash	763	437
Debt service reserves and other deposits	88	78
Cash, Cash Equivalents, and Restricted Cash	$2,201	$2,039
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
During the six months ended June 30, 2025, the Company executed agreements to transfer ITCs directly to third parties for $354 million. Of this amount, $142 million was allocated to AES and will be recognized ratably as an

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
income tax benefit throughout the year and $212 million was allocated to noncontrolling interests and treated as a contribution from noncontrolling interest holders. The Company received cash proceeds from these tax credit transfers of $309 million during the six months ended June 30, 2025 and recorded a receivable in Other current assets on the Condensed Consolidated Balance Sheets for the remaining $45 million. The Company is contractually obligated to distribute the remaining $45 million in proceeds to the noncontrolling interest holder, and therefore recorded a corresponding payable in Accrued and other liabilities. In addition, during the six months ended June 30, 2025, the Company received cash proceeds of $75 million related to a tax credit transfer agreement which was executed in 2024.
During the six months ended June 30, 2024, the Company executed an agreement to transfer an ITC directly to a third party for $103 million. Of this amount, $51 million and $26 million was allocated to AES and recorded as an income tax benefit in 2024 and 2023, respectively, and $26 million was allocated to noncontrolling interests and treated as a contribution from noncontrolling interest holders. The Company received cash proceeds from this tax credit transfer of $103 million during the six months ended June 30, 2024.
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

2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20)	The amendments in this Update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion.	The date for each amendment in this Update is effective beginning after December 15, 2025, and interim reporting periods within those annual reporting periods.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the dates indicated (in millions):

	June 30, 2025	December 31, 2024
Spare parts and supplies	$384	$347
Fuel and other raw materials	263	246
Total	$647	$593
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

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$2	$—	$2	$—	$4	$—	$4
Government debt securities	—	1	—	1	—	4	—	4
Total debt securities	—	3	—	3	—	8	—	8
EQUITY SECURITIES:
Mutual funds	53	—	—	53	51	—	—	51
Common stock	1	—	—	1	4	—	—	4
Total equity securities	54	—	—	54	55	—	—	55
DERIVATIVES:
Interest rate derivatives	—	183	—	183	—	349	—	349
Foreign currency derivatives	—	10	35	45	—	9	52	61
Commodity derivatives	158	58	4	220	193	80	5	278
Total derivatives — assets (1)	158	251	39	448	193	438	57	688
TOTAL ASSETS	$212	$254	$39	$505	$248	$446	$57	$751
Liabilities
Contingent consideration (2)	$—	$—	$144	$144	$—	$—	$145	$145
DERIVATIVES:
Interest rate derivatives	—	76	—	76	—	14	1	15
Foreign currency derivatives	—	25	—	25	—	18	—	18
Commodity derivatives	197	31	26	254	185	44	26	255
Total derivatives — liabilities (1)	197	132	26	355	185	76	27	288
TOTAL LIABILITIES	$197	$132	$170	$499	$185	$76	$172	$433
_____________________________
(1)Includes $3 million of derivative assets reported in Current held-for-sale assets and $3 million of derivative liabilities reported in Current held-for-sale liabilities on the Condensed Consolidated Balance Sheets related to Dominican Republic Renewables as of December 31, 2024.
(2)The level 3 contingent consideration is mainly related to the acquisition of Bellefield in June 2023.
As of June 30, 2025, all available-for-sale debt securities had stated maturities within one year. For the three and six months ended June 30, 2025, no impairments of marketable securities were recognized in earnings or other comprehensive income (loss). Credit-related impairments are recognized as an allowance with a corresponding impact recognized as a credit loss in Other expense. Gains and losses on sales of investments are determined using the specific identification method. The following table presents gross proceeds from the sale of available-for-sale securities for the periods indicated (in millions):

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross proceeds from sale of available-for-sale securities	$1	$375	$4	$494
The Company accounts for equity securities without readily determinable fair values using the measurement alternative in accordance with ASC 321. These securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. As of December 31, 2024, the carrying amount of equity securities accounted for using the measurement alternative was $62 million, inclusive of $22 million of cumulative upward adjustments recorded in Other income in prior years to reflect observable price changes for our investment in 5B Holdings Ptd. Ltd. (“5B”). During the three months ended June 30, 2025, the Company recorded a $48 million downward adjustment to our investment in 5B in Other expense due to an observable price change resulting from a transaction between 5B and a third-party. As a result, the carrying amount of equity securities accounted for using the measurement alternative as of June 30, 2025 was $19 million.
The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2025 and 2024 (derivative balances are presented net), in millions. Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

	Derivative Assets and Liabilities
Three Months Ended June 30, 2025	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at April 1, 2025	$(2)	$43	$2	$(173)	$(130)
Total realized and unrealized gains (losses):
Included in earnings	—	1	1	20	22
Included in other comprehensive income (loss) — derivative activity	—	1	(29)	—	(28)
Included in regulatory (assets) liabilities	—	—	5	—	5
Acquisitions	—	—	—	(11)	(11)
Settlements	—	(10)	(1)	20	9
Transfers of assets, net out of Level 3	2	—	—	—	2
Balance at June 30, 2025	$—	$35	$(22)	$(144)	$(131)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(6)	$—	$20	$14

	Derivative Assets and Liabilities
Three Months Ended June 30, 2024	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at April 1, 2024	$(2)	$64	$(79)	$(158)	$(175)
Total realized and unrealized gains (losses):
Included in earnings	—	4	—	(1)	3
Included in other comprehensive income (loss) — derivative activity	—	2	4	—	6
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	1	1
Included in regulatory (assets) liabilities	—	—	5	—	5
Acquisitions	—	—	—	(5)	(5)
Settlements	—	(10)	(1)	1	(10)
Balance at June 30, 2024	$(2)	$60	$(71)	$(162)	$(175)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(3)	$—	$(1)	$(4)

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024

	Derivative Assets and Liabilities
Six Months Ended June 30, 2025	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2025	$(1)	$52	$(21)	$(145)	$(115)
Total realized and unrealized gains (losses):
Included in earnings	—	2	—	(18)	(16)
Included in other comprehensive income (loss) — derivative activity	—	1	(3)	—	(2)
Included in regulatory (assets) liabilities	—	—	5	—	5
Acquisitions	—	—	—	(11)	(11)
Settlements	—	(20)	(2)	30	8
Transfers of assets (liabilities), net into Level 3	—	—	(1)	—	(1)
Transfers of assets, net out of Level 3	1	—	—	—	1
Balance at June 30, 2025	$—	$35	$(22)	$(144)	$(131)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(12)	$—	$(18)	$(30)

	Derivative Assets and Liabilities
Six Months Ended June 30, 2024	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2024	$(4)	$59	$(110)	$(165)	$(220)
Total realized and unrealized gains (losses):
Included in earnings	—	14	4	5	23
Included in other comprehensive income (loss) — derivative activity	2	5	32	—	39
Included in regulatory (assets) liabilities	—	—	5	—	5
Acquisitions	—	—	—	(14)	(14)
Settlements	—	(18)	(2)	12	(8)
Balance at June 30, 2024	(2)	60	(71)	(162)	(175)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$6	$5	$11
The following table summarizes the significant unobservable inputs used to value Level 3 derivative assets (liabilities) as of June 30, 2025 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Average)
Foreign currency:
Argentine peso	$35	Argentine peso to USD currency exchange rate after one year	1,210 to 1,520 (1,384)
Commodity:
CAISO energy swap	(2)	Forward CAISO energy prices per MWh after 2031	$13.45 to $132.30 ($68.56)
MISO energy swap	(25)	Forward MISO energy prices per MWh after 2031	$22.42 to $75.68 ($43.07)
Other	5
Total	$13
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

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
Nonrecurring Measurements
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense, shown as pre-tax loss below, is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount and is included in Asset impairment reversals (expense) on the Condensed Consolidated Statements of Operations. The following table summarizes our major categories of asset groups measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Six Months Ended June 30, 2025			Level 1	Level 2	Level 3
Held-for-sale businesses: (2)
Mong Duong (3)	3/31/2025	$383	$—	$371	$—	$17

	Measurement Date	Carrying Amount (1)	Fair Value
Six Months Ended June 30, 2024			Level 1	Level 2	Level 3	Pre-tax Loss
Held-for-sale businesses: (2)
Mong Duong	3/31/2024	$450	$—	$413	$—	$37
AES Brasil (4)	5/15/2024	1,577	—	1,565	—	25
Mong Duong (3)	6/30/2024	390	—	389	—	6
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
Mong Duong — During the six months ended June 30, 2025, the Company recognized a $243 million increase in the carrying value of the Mong Duong asset group due to the derecognition of a $239 million valuation allowance on the loan receivable accounted for under ASC 310, which had been recognized in Asset impairment expense between December 31, 2023 and March 31, 2025 while Mong Duong was classified as held-for-sale, and the elimination of $4 million in net estimated costs to sell from the measurement of the asset group. Upon reclassification out of held-for-sale, the loan receivable was remeasured at amortized cost and individual non-loan assets were remeasured at the lower of (i) carrying value before Mong Duong was classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the asset been continuously classified as held and used, or (ii) fair value at the date of the subsequent determination that held-for-sale criteria was no longer met. See Note 16—Asset Impairment Expense for further information.
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
The Company recognized $117 million and $14 million of pre-tax asset impairment expense related to AES Clean Energy Development Projects during the six months ended June 30, 2025 and 2024, respectively. See Note 16—Asset Impairment Expense for further information.
Financial Instruments Not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the dates indicated, but for which fair value is disclosed:

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024

		June 30, 2025
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Financing receivables (1)	$893	$1,007	$—	$—	$1,007
Liabilities:	Non-recourse debt	23,865	24,525	—	22,035	2,490
	Recourse debt	5,792	4,735	—	4,735	—

		December 31, 2024
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Financing receivables (1)	$87	$171	$—	$—	$171
Liabilities:	Non-recourse debt	22,743	23,066	—	20,981	2,085
	Recourse debt	5,704	4,538	—	4,538	—
_____________________________
(1)These amounts primarily relate to the sale of the Redondo Beach land, payment deferrals granted to mining customers as part of our green blend agreements in Chile, fair value of the Argentine FONINVEMEM receivables, and as of June 30, 2025, the Mong Duong loan receivable. These are included in Other noncurrent assets and Loan receivable in the accompanying Condensed Consolidated Balance Sheets. See Note 5—Financing Receivables for further information.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2024 Form 10-K.
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of June 30, 2025, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity (1)
Interest rate	$11,441	2058
Foreign currency:
Colombian peso	180	2027
Euro	153	2026
Chilean peso	141	2028
Mexican peso	77	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	260	2029
Power (in MWhs) (2)	65	2040
Coal (in Metric Tons)	4	2028
_____________________________
(1)Maturity dates are consistent for both designated and non-designated positions.
(2)Includes one contract designated as a cash flow hedge with a final maturity date in 2038.
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of the Company’s derivative assets and liabilities as of the dates indicated (in millions):

Fair Value	June 30, 2025			December 31, 2024
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$181	$2	$183	$349	$—	$349
Foreign currency derivatives	11	34	45	16	45	61
Commodity derivatives	—	220	220	4	274	278
Total assets (1)	$192	$256	$448	$369	$319	$688
Liabilities
Interest rate derivatives	$76	$—	$76	$15	$—	$15
Foreign currency derivatives	4	21	25	10	8	18
Commodity derivatives	27	227	254	29	226	255
Total liabilities (1)	$107	$248	$355	$54	$234	$288

	June 30, 2025		December 31, 2024
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$302	$199	$369	$170
Noncurrent	146	156	319	118
Total (1)	$448	$355	$688	$288
_____________________________

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
(1)Includes $3 million of derivative assets reported in Current held-for-sale assets and $3 million of derivative liabilities reported in Current held-for-sale liabilities on the Condensed Consolidated Balance Sheets related to Dominican Republic Renewables as of December 31, 2024.
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(19)	$115	$(185)	$340
Foreign currency derivatives	3	(1)	7	(10)
Commodity derivatives	(30)	—	—	28
Total	$(46)	$114	$(178)	$358
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives — Interest expense	$(6)	$(31)	$9	$(30)
Foreign currency derivatives — Foreign currency transaction gains (losses)	2	1	5	2
Commodity derivatives — Cost of sales—Non-Regulated	1	—	3	—
Total	$(3)	$(30)	$17	$(28)
Gains (losses) on fair value hedging relationships
Cross-currency derivatives
Derivatives designated as hedging instruments	$—	$50	$—	$(6)
Hedged items	—	(48)	—	(5)
Total	$—	$2	$—	$(11)
Gains reclassified from AOCL to earnings due to change in forecast	$—	$11	$8	$11
Gain (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives — Interest expense	$—	$1	$—	$1
Foreign currency derivatives — Foreign currency transaction gains (losses)	(7)	45	(9)	58
Commodity derivatives — Revenue—Non-Regulated	(62)	17	(39)	112
Commodity derivatives — Cost of sales—Non-Regulated	(9)	(15)	(14)	(19)
Total	$(78)	$48	$(62)	$152
Reclassifications from AOCL to earnings are forecasted to decrease pre-tax income from continuing operations by $9 million for the twelve months ended June 30, 2026, primarily related to interest rate derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents long-term financing receivables, excluding lease receivables and amounts classified as held-for-sale, by country as of the dates indicated (in millions):

	June 30, 2025			December 31, 2024
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Vietnam	$820	$20	$800	$—	$—	$—
Chile	53	—	53	45	—	45
U.S.	49	17	32	48	15	33
Other	8	—	8	9	—	9
Total	$930	$37	$893	$102	$15	$87
Vietnam — AES has recorded loan receivables of $905 million as of June 30, 2025 pertaining to our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and sold to the Vietnamese government, while we remain the operator for the duration of the 25-year PPA. Mong Duong was reclassified from held-for-sale to held and used as of May 31, 2025 and therefore $105 million was classified in Other current assets, and $800 million in Loan receivable on the Condensed Consolidated Balance Sheet as of June 30, 2025. See Note 14—Revenue and Note 18—Held-For-Sale and Dispositions for further information.
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

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
incorporated to supply regulated contracts. Consequently, costs incurred in excess of the July 1, 2019 price are accumulated and borne by generators. AES Andes aimed to reduce its exposure through the sale of receivables.
Through different agreements and programs, as of June 30, 2025, AES Andes sold and collected $151 million and $228 million related to agreements executed in August 2023 and October 2024 to sell up to $227 million and $254 million of receivables pursuant to the Stabilization Funds, respectively. In April 2025, AES Andes sold and collected the remaining $11 million of receivables pursuant to the Stabilization Funds. Additionally, $47 million of payment deferrals granted to mining customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at June 30, 2025.
U.S. — AES has recorded non-current receivables pertaining to the sale of the Redondo Beach land. The anticipated collection period extends beyond June 30, 2026.
6. ALLOWANCE FOR CREDIT LOSSES
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

Six Months Ended June 30, 2025	Accounts Receivable	Argentina Receivables	Other (1)	Total
CECL reserve balance at beginning of period	$52	$5	$39	$96
Current period provision	27	—	2	29
Write-offs charged against allowance	(25)	—	—	(25)
Recoveries collected	—	—	(1)	(1)
Foreign exchange	—	(1)	—	(1)
CECL reserve balance at end of period	$54	$4	$40	$98

Six Months Ended June 30, 2024	Accounts Receivable	Argentina Receivables	Other (2)	Total
CECL reserve balance at beginning of period	$15	$7	$42	$64
Current period provision	10	—	4	14
Write-offs charged against allowance	(4)	—	(7)	(11)
Recoveries collected	1	1	(1)	1
Foreign exchange	—	(1)	(2)	(3)
CECL reserve balance at end of period	$22	$7	$36	$65
_____________________________
(1)Primarily relates to credit losses allowances on financing receivables as of June 30, 2025. See Note 5—Financing Receivables for further information.
(2)Primarily relates to credit losses allowance classified in Current held-for-sale assets and Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheet as of June 30, 2024.
Beginning in 2024 and continuing into 2025, the current period provision and allowance for credit losses on customer accounts receivable has increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of customer billing system upgrades at our utilities in 2023 and 2024. This has resulted in higher past due customer receivables as of June 30, 2025. AES Indiana and AES Ohio reinstituted customer disconnections and write-off processes in March and June 2025, respectively. As a result, $24 million of the $25 million in write-offs charged against allowance for the six months ended June 30, 2025 were related to AES Indiana.
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates		Majority-Owned Unconsolidated Subsidiaries
Six Months Ended June 30,	2025	2024	2025	2024
Revenue	$1,220	$1,366	$—	$1
Operating income (loss)	3	5	(1)	—
Net loss	(165)	(114)	(1)	—
Net loss attributable to affiliates	(170)	(45)	(1)	—

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
Dominican Republic Renewables — In June 2025, the Company completed the sale of 50% of its interests in AES DR Renewables Holdings, S.L. and its subsidiaries (collectively “Dominican Republic Renewables”) for $103 million and received cash proceeds for the sale of $100 million in July 2025. The Company retained a 50% ownership interest in Dominican Republic Renewables after the sale. However, the Company’s ownership in Dominican Republic Renewables is held through AES Hispanola Holdings II BV, a 65%-owned consolidated subsidiary, resulting in an AES effective ownership of 33%. The business was deconsolidated and accounted for as an equity method investment and is considered a related party. The Company recorded its retained interest in Dominican Republic Renewables at fair value of $103 million, using the market approach. See Note 18—Held-for-Sale and Dispositions for further information. Dominican Republic Renewables is reported in the Renewables SBU reportable segment.
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
Uplight — In February 2024, Uplight acquired AutoGrid, a market leader in the Virtual Power Plant space, from Schneider Electric. As part of the transaction, Schneider contributed an additional $40 million to Uplight, and Uplight issued approximately 91 million additional common units to Schneider as consideration for the acquisition. No incremental investment was required from AES or any other investor. As a result, AES' 29% ownership interest in Uplight was diluted to 25%. The transaction was accounted for as a partial disposition in which AES recognized a gain of $52 million in Gain on disposal and sale of business interests upon remeasurement. As the Company still does not control but has significant influence over Uplight after the transaction, it continues to be accounted for as an equity method investment and is reported in the New Energy Technologies SBU reportable segment.
Alto Maipo — The Company holds a 99% ownership interest in Alto Maipo SpA (“Alto Maipo”), a hydroelectric plant in Chile. In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore does not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of both June 30, 2025 and December 31, 2024, the fair value was insignificant. Alto Maipo is reported in the Renewables SBU reportable segment.
Barry — The Company holds a 100% ownership interest in AES Barry Ltd. ("Barry"), a dormant entity in the U.K. that disposed of its generation and other operating assets. Due to a debt agreement, no material financial or operating decisions can be made without the banks' consent, and the Company does not control Barry. As of June 30, 2025 and December 31, 2024, other long-term liabilities included $45 million and $41 million, respectively, related to this debt agreement. Barry is reported in the Energy Infrastructure SBU reportable segment.

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
8. OBLIGATIONS
Recourse Debt — Recourse debt represents debt that the Parent Company has an obligation to settle. This can be debt issued directly by the Parent Company or debt issued by a subsidiary under which the Parent Company has explicit commitments such as guarantees, indemnities, letters of credit, or agreements to settle if the subsidiary defaults.
Senior Unsecured Term Loan due June 2026 — In June 2025, the Company executed a $500 million senior unsecured term loan agreement, maturing in June 2026. As of June 30, 2025, AES had no outstanding drawings under the facility.
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
Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. In April 2025, the Company executed agreements to increase the maximum aggregate face amount to $1.5 billion outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The commercial paper program is backed by the Company's $1.8 billion in revolving credit facilities, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. For the six months ended June 30, 2025, the Company borrowed approximately $22 billion and repaid approximately $21.9 billion under the commercial paper program, with average daily outstanding borrowings of $334 million. As of June 30, 2025, the Company had $67 million outstanding borrowings under the commercial paper program with a weighted average interest rate of 4.81%. The Notes are classified as current.
Revolving Credit Facilities — In December 2024, AES executed a $300 million senior unsecured revolving credit facility, maturing in December 2026. The aggregate commitment under its previously existing revolving credit facility is $1.5 billion and matures in August 2027. As of June 30, 2025, AES had no outstanding drawings under either of its revolving credit facilities.
Non-Recourse Debt — Non-recourse debt represents debt issued by one of our subsidiaries and is only required to be repaid solely from the subsidiary's assets. Repayments of the loans, and interest thereon, is secured solely by the capital stock, physical assets, contracts, and cash flows of that subsidiary, and the Parent Company is not otherwise liable for such debt. Non-recourse debt balances on the Condensed Consolidated Balance Sheet includes $1.3 billion of current and $12.3 billion of noncurrent non-recourse debt related to VIEs as of June 30, 2025.
During the six months ended June 30, 2025, the Company’s following subsidiaries had significant debt issuances (in millions):

Subsidiary	Issuances (1)
AES Clean Energy	$976
AES Puerto Rico Solar	669
AES Andes	520
_____________________________
(1)     These amounts do not include revolving credit facility activity at the Company’s subsidiaries.
AES Puerto Rico Solar — The Marahu project, 70% owned by AES, is currently constructing the Salinas and Jobos renewables projects in Puerto Rico, including both solar and energy storage facilities. In October 2024, the Marahu project obtained a loan guarantee for $861 million from the U.S. Department of Energy, and began drawing on the loan in the first quarter of 2025. As of June 30, 2025, there were $667 million in outstanding borrowings, maturing in 2049. The remainder of the loan will be drawn upon as required to fund construction costs.

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
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
In June 2024, AES Andes issued $530 million in Junior Subordinated Notes at 8.15%, due in 2055. The proceeds were used to repay its 7.125% notes due in 2079. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $8 million.
AES Clean Energy — In December 2024, Bellefield 2 Seller, LLC executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $1.7 billion. As of June 30, 2025, there were $763 million in borrowings under the facilities at an interest rate of 4.30%, maturing in December 2026.
In December 2023, Bellefield Portfolio Seller, LLC and Bellefield 1 Finco, LLC, subsidiaries of AES Clean Energy Development, executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $2.4 billion due in 2026. As of June 30, 2025, there was $1.7 billion in outstanding borrowings under the facilities, and the net proceeds were used primarily to repay existing indebtedness and to fund development of renewables projects.
AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement in 2022 whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and energy storage projects that are owned by the Issuers. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. In May 2025, the Issuers issued $520 million of 6.70% notes due May 2050, resulting in an aggregate principal outstanding of $2.7 billion. As a result of the notes issued in 2025 and net of repayments, AES Clean Energy Development recorded, in aggregate, an increase in liabilities of $498 million, resulting in an aggregate carrying amount of notes of $1.9 billion as of June 30, 2025.
AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements for revolving credit facilities in 2021 and subsequent amendments in the following years for aggregate commitments of $3.6 billion with maturity dates in May and June 2028. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used and net of repayments, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, a decrease in liabilities of $231 million in 2025, resulting in total commitments used under the revolving credit facilities, as of June 30, 2025, of $2.7 billion. As of June 30, 2025, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $2.9 billion.
AES Puerto Rico — On June 1, 2023, AES Puerto Rico was unable to pay principal and interest obligations on its Series A Bond Loans due to insufficient funds resulting from financial difficulties at the business. AES Puerto Rico signed forbearance and standstill agreements with its noteholders in July 2023 because of the insufficiency of funds to meet these obligations. On March 5, 2024, AES Puerto Rico and its noteholders executed a financial restructuring, under which the $156 million (including interest) of 6.625% Series A Bond Loans due 2026 was exchanged for $112 million of 6.625% senior secured bonds due January 2028 and $44 million of preferred shares in AES Puerto Rico. The preferred shares bear interest at 3.125% and contain an option whereby AES may call the preferred shares to be converted into 99.9% of the ordinary shares of AES Puerto Rico between December 30, 2025 and December 30, 2027, or would have the option to settle the preferred shares in cash. The noteholders also provided a $23 million bridge loan due March 2026 bearing interest at prime plus 4%. AES Puerto Rico is required to make mandatory prepayments through cash sweeps based on excess cash (as defined in the loan agreements) available from operations on the bridge loan, senior secured bonds, and preferred shares interest. The financial restructuring was accounted for as a troubled debt restructuring in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors” as AES Puerto Rico was experiencing financial difficulties and the lenders granted a concession. No gain has been recognized as a result of this transaction. As of June 30, 2025, cash settlement of the preferred shares is contingent, as the amounts would not be required to be settled in cash if the option to settle the preferred shares with common shares is exercised.

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
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
As of June 30, 2025 and December 31, 2024, approximately $488 million and $147 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. Of these amounts, $410 million and $79 million, respectively, were included within Restricted cash and $78 million and $68 million, respectively, were included within Debt service reserves and other deposits in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, approximately $168 million and $155 million, respectively, of the restricted cash balances were for collateral held to cover potential liability for current and future insurance claims being assumed by AGIC, AES' captive insurance company. Of total restricted cash and debt service reserves of $851 million, $608 million related to VIEs as of June 30, 2025.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $1.1 billion at June 30, 2025.
The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of June 30, 2025. Due to the defaults, these amounts are included in the current portion of non-recourse debt unless otherwise indicated:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets (Liabilities)
AES Puerto Rico	Payment	$148	$(188)
AES Ilumina (Puerto Rico)	Covenant	21	8
AES Jordan Solar	Covenant	6	13
Total		$175
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
AES Mexico Generation Holdings (TEG and TEP) — In December 2024, AES Mexico Generation Holdings executed an amendment to the original credit agreement with its noteholders that provided a full and complete waiver for all previous events of default for TEG and TEP and extended the waiver granted to June 30, 2025 to remain compliant. As of June 30, 2025, all requirements to remain in compliance with the debt covenant requirements were met. As such, the AES Mexico Generation Holdings debt balance of $129 million was not in default.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters and has an outstanding principal in excess of $200 million in default. As of June 30, 2025, the Company’s subsidiaries had no defaults which resulted in a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facilities, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
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
The Company had total outstanding balances of $621 million as of June 30, 2025. These agreements ranged from less than $1 million to $47 million with a weighted average interest rate of 6.36%. Of the amounts outstanding under supplier financing arrangements as of June 30, 2025, $393 million were guaranteed, including $216 million guaranteed by the Parent Company and $177 million guaranteed by subsidiaries.
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
9. COMMITMENTS AND CONTINGENCIES
Parent Guarantees, Letters of Credit, and Commitments — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than 1 year to no more than 31 years.
The following table summarizes the Parent Company’s contingent contractual obligations as of June 30, 2025. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure per individual agreement. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$4,725	101	<$1 — 1,110
Letters of credit under bilateral agreements	310	7	$11 — 88
Letters of credit under the unsecured credit facilities	163	11	<$1 — 60
Letters of credit under the revolving credit facilities	48	22	<$1 — 20
Surety bonds	2	2	<$1 — 1
Total	$5,248	143
During the six months ended June 30, 2025, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts of letters of credit.
Subsidiary Guarantees and Letters of Credit — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, certain of the Company's subsidiaries have expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events, or are customary payment guarantees for amounts due under existing contracts in the normal course of business. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of June 30, 2025, the maximum undiscounted potential exposure to guarantees and letters of credit issued by our subsidiaries was $5.6 billion, including $1.9 billion of customary payment guarantees under EPC contracts and other agreements, $1.6 billion of letters of credit outstanding, $1.3 billion of surety bonds and other guarantees issued by insurance companies, and $816 million of tax equity financing related guarantees.

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended June 30, 2025 and December 31, 2024, the Company recognized liabilities of $1 million and $2 million for projected environmental remediation costs, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of June 30, 2025. Unasserted claims are not included in the range of potential losses related to environmental matters until it is probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be between $1 million and $5 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $14 million and $5 million as of June 30, 2025 and December 31, 2024, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2025. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $194 million and $225 million. Included in this range is a reasonably possible legal contingency for environmental remediation costs related to AES Sul, a business the Company disposed of in 2016, estimated to be approximately R$15 million to R$60 million ($3 million to $11 million). The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Revenue	2025	2024	2025	2024
Non-variable lease revenue	$81	$135	$157	$237
Variable lease revenue	28	18	43	31
Total lease revenue	$109	$153	$200	$268

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets as of the dates indicated (in millions):

Property, Plant and Equipment, Net	June 30, 2025	December 31, 2024
Gross assets	$2,208	$1,085
Less: Accumulated depreciation	(273)	(218)
Net assets	$1,935	$867
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, or lack of performance on energy delivery. The Company has not recognized any early terminations as of June 30, 2025. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of June 30, 2025 for the remainder of 2025 through 2029 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2025	$26	$133
2026	49	144
2027	50	65
2028	50	—
2029	50	—
Thereafter	719	1
Total	$944	$343
Less: Imputed interest	(352)
Present value of total lease receipts	$592
Battery Storage Lease Arrangements — The Company constructs and operates projects consisting only of a stand-alone BESS facility, as well as projects that pair a BESS with solar energy systems. These projects allow more flexibility on when to provide energy to the grid. The Company will enter into PPAs for the full output of the facility that allow customers the ability to determine when to charge and discharge the BESS. Generally, these arrangements include both lease and non-lease elements under ASC 842, with the BESS component typically constituting a sales-type lease. Generally, losses recognized on the commencement of sales-type leases primarily relate to PPAs that contain no variable lease payments and the exclusion of the value of ITCs from the fair value of the renewable asset, which is used in the determination of the rate implicit in the lease. This results in a higher discount rate, reducing the lease receivable to an amount below the carrying value of the associated lease asset, and a resulting pre-tax loss on commencement.
The following table presents variable lease revenue, interest income, and gains (losses) on commencement of sales-type leases in which the Company is the lessor, for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Sales-Type Leases	2025	2024	2025	2024
Variable lease revenue	$—	$—	$1	$1
Interest income	6	4	12	8
Net losses on commencement of sales-types leases (1)	(199)	(72)	(208)	(67)
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

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
The following table is a reconciliation of changes in redeemable stock of subsidiaries for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at the beginning of the period	$899	$1,502	$938	$1,464
Net income (loss)	3	(10)	33	(99)
Other comprehensive income	—	37	—	72
Adjustments to redemption value of redeemable stock of subsidiaries	10	(6)	10	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests	(18)	(670)	(56)	(670)
Distributions to holders of redeemable stock of subsidiaries	(10)	(11)	(41)	(25)
Contributions from holders of redeemable stock of subsidiaries	168	45	168	71
Sales of redeemable stock of subsidiaries	687	14	687	88
Issuance of preferred shares in subsidiaries	440	—	440	—
Balance at the end of the period	$2,179	$901	$2,179	$901
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the dates indicated (in millions):

	June 30, 2025	December 31, 2024
IPALCO common stock	$958	$835
AES Ohio common stock	584	—
AES Global Insurance preferred stock	456	—
AES Clean Energy tax equity partnerships	181	65
AES Indiana Pike County BESS tax equity partnership	—	38
Total redeemable stock of subsidiaries	$2,179	$938
AES Global Insurance — On April 30, 2025, the Company sold minority interests in AES Global Insurance Company, LLC (“AGIC”), AES’ captive insurance company, and AGIC Holdings, LLC (together with AGIC, the “AGIC Companies”) in exchange for $450 million in total proceeds for Class B units representing 17.5% and 18.0%, respectively, of each entity’s total outstanding units, for a combined ownership (directly and indirectly) of AGIC’s total outstanding units of 32.4% by the Class B Member. The Company continues to own Class A units for the remaining economic interest in the AGIC Companies. The Class B units provide for target distribution amounts for the Class B Member, with a call option for AES for years 2030 through 2035 to redeem these units at pre-agreed redemption prices.
As the agreement contains certain redemption features that may require future redemption of the Class B units and are not solely in AES’ control, the noncontrolling interest is considered temporary equity. The contractual target rate of return increases the redemption price on the Class B units and the annual distributions reduce the applicable redemption price. Annual dividends are subject to regulatory and the AGIC Companies Boards’ approval. Through March 31, 2045, the AGIC Companies Boards will approve distributions to the Class B Member to the extent that there is sufficient cash generated from operations each annual period. After March 31, 2045, all dividends are discretionary if the Class B units remain outstanding. It is probable that the AGIC Companies’ performance will generate sufficient cash to require distributions to be made to the Class B Member of an amount that would redeem the instrument after the call option period. Therefore, as of June 30, 2025, the noncontrolling interest is probable of becoming redeemable and the carrying value of the Class B units will be adjusted to equal the redemption value each reporting period. As of June 30, 2025, the redemption value of the noncontrolling ownership interest of $456 million exceeded the carrying value; as such, an adjustment of $10 million was recorded to Redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheets to increase the carrying value to the Class B units’ redemption value. The AGIC Companies are reported in Corporate and Other.
As part of the transaction, it is required that either (i) the AGIC Companies achieve a minimum distribution target to the Class B Member ranging from $146 million to $199 million over pre-defined periods of time ranging from three to five years (the “distribution period”) or (ii) AGIC achieves an average cash basis quarterly net income threshold for the period comprising the relevant distribution period and the four quarters immediately prior to the start of such distribution period. AES can make disproportionate distributions to the Class B Member to meet the minimum distribution target for the distribution period. If, at the end of a distribution period, (1) such cash basis net income threshold is not met and (2) the minimum distribution target for such distribution period is not achieved, AES would be required to address the shortfall by issuing AES common stock (“Shortfall Stock”) to AGIC for the net difference between actual and targeted distributions. Distributions of cash from the sale of Shortfall Stock are subject to regulatory approval and at the discretion of AES.

27 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
AES Ohio — On April 4, 2025, DPL sold an indirect equity interest in AES Ohio of approximately 30% to Astrid Holdings LP, a wholly-owned subsidiary of CDPQ, for total proceeds of approximately $544 million, resulting in an increase to Redeemable stock of subsidiaries of $538 million, net of transaction costs. The Company also recognized an increase to additional paid-in capital and a reduction to retained earnings of $188 million for the excess of the fair value of the shares over the share of the net assets sold. The agreement contains certain redemption features that, while not currently in effect, are not solely in AES’ control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded that the likelihood of an event that would allow CDPQ to redeem its interest under the terms of the shareholder agreement is not probable, but would require redemption at fair value. Therefore, as of June 30, 2025, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. AES Ohio is reported in the Utilities SBU reportable segment.
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
In some cases, these agreements contain certain partnership rights, though not currently in effect, that may enable the tax equity investor to exit in the future. As a result, the noncontrolling ownership interest is considered temporary equity. Some of these tax equity partnership agreements have redemption features dependent upon the passage of time, therefore the noncontrolling ownership interests are probable of becoming redeemable. As of June 30, 2025, the carrying values of these noncontrolling ownership interests exceeded the redemption values, therefore no adjustments to the carrying values were necessary. Certain other tax equity partnership agreements have redemption features contingent upon the underlying assets achieving agreed-upon project milestones. The Company has concluded it is probable that these projects will reach the specified milestones, therefore the noncontrolling ownership interests are not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.
During the six months ended June 30, 2025 and 2024, AES Clean Energy, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to Redeemable stock of subsidiaries of $149 million and $100 million, respectively, net of transaction costs.
During the six months ended June 30, 2025 and 2024, certain renewables development projects with redemption features were placed in service, resulting in the expiration of the redemption features. As a result, noncontrolling ownership interests of $18 million and $107 million, respectively, were reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Condensed Consolidated Balance Sheets. AES Clean Energy is reported in the Renewables SBU reportable segment.
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
AES Clean Energy Development — As part of the formation of AES Clean Energy Development in February 2021, the noncontrolling interest partner received certain partnership rights that would enable them to exit in the future. As a result, the noncontrolling ownership interest was considered temporary equity. In May 2024, these redemption features expired without being exercised and the noncontrolling ownership interest of $563 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Condensed Consolidated Balance Sheets. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
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

28 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
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
During the six months ended June 30, 2025 and 2024, AES Clean Energy Development and AES Renewable Holdings, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to NCI of $282 million, and $112 million, respectively. AES Clean Energy Development and AES Renewable Holdings are reported in the Renewables SBU reportable segment.
Cochrane — In May 2025, the Company acquired the remaining 40% of the common shares in Empresa Electrica Cochrane SpA (“Cochrane”), a coal-fired plant in Chile, from a third-party investor for $89 million, increasing AES’ ownership in Cochrane to 96.7%. This transaction resulted in a $46 million decrease in Parent Company Stockholder’s Equity due to a decrease in additional paid-in-capital of $29 million and a reclassification of accumulated other comprehensive losses from NCI to AOCL of $17 million. The preferred shares in Cochrane, previously issued by AES Andes in September 2020, remain outstanding. Under the terms of the operating agreement, preferred shareholders have the preferential right to receive distributions from the earnings or available distributable capital of Cochrane until reaching their original investment plus a specified rate of return. Cochrane is reported in the Energy Infrastructure SBU reportable segment.

29 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
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
The following table summarizes the net income (loss) attributable to The AES Corporation and all transfers (to) from noncontrolling interests for the periods indicated (in millions):

	Six Months Ended June 30,
	2025	2024
Net income (loss) attributable to The AES Corporation	$(49)	$708
Transfers (to) from noncontrolling interest:
Increase (decrease) in The AES Corporation's paid-in capital for sale of subsidiary shares	184	(8)
Additional paid-in capital transferred to redeemable stock of subsidiaries (1)	(188)	—
Decrease in The AES Corporation's paid-in capital for acquisition of subsidiary shares	(26)	—
Net transfers to noncontrolling interest	(30)	(8)
Change from net income (loss) attributable to The AES Corporation and transfers (to) from noncontrolling interests	$(79)	$700
_______________________________
(1)         See Note 11—Redeemable Stock of Subsidiaries for further information on increase in paid-in capital transferred to redeemable stock of subsidiaries.
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the six months ended June 30, 2025 (in millions):

30 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024

	Foreign currency translation adjustments, net	Change in fair value of derivatives, net	Pension adjustments, net	Change in fair value option liabilities, net	Total
Balance at the beginning of the period	$(1,282)	$537	$(24)	$3	$(766)
Other comprehensive income (loss) before reclassifications	71	(119)	(4)	—	(52)
Amount reclassified to earnings	—	(9)	—	—	(9)
Other comprehensive income (loss)	71	(128)	(4)	—	(61)
Reclassification from NCI due to share sales and repurchases	—	(17)	8	—	(9)
Balance at the end of the period	$(1,211)	$392	$(20)	$3	$(836)
Reclassifications out of AOCL are presented in the following table. The Company’s accounting policy for releasing the income tax effects from AOCL occurs on a portfolio basis. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Change in fair value of derivatives, net
Non-regulated cost of sales	1	—	2	(1)
Interest expense	(6)	(31)	10	(30)
Foreign currency transaction gains (losses)	2	1	5	2
Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(3)	(30)	17	(29)
Income tax benefit (expense)	(6)	7	(12)	7
Net equity in earnings (losses) of affiliates	—	—	—	1
Net income (loss)	(9)	(23)	5	(21)
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	3	4	4	4
Net income (loss) attributable to The AES Corporation	$(6)	$(19)	$9	$(17)
Common Stock Dividends — The Parent Company paid dividends of $0.17595 per outstanding share to its common stockholders during the first and second quarters of 2025 for dividends declared in December 2024 and February 2025.
On July 10, 2025, the Board of Directors declared a quarterly common stock dividend of $0.17595 per share payable on August 15, 2025, to shareholders of record at the close of business on August 1, 2025.

31 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
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
Prior to the first quarter of 2025, our businesses in Chile (which had a mix of generation sources, including renewables, that were pooled to service our existing PPAs initially entered into for sale of the output of the coal plants) were reported in the Energy Infrastructure SBU. After the sale or disconnection of a significant portion of AES Andes’ coal plants and the expiration of its coal-indexed contracts with regulated customers at the end of 2024, the results of our businesses in Chile, excluding the two remaining coal plants, are now reported as part of the Renewables SBU in financial information regularly reviewed by the Chief Operating Decision Maker. The results of the two remaining coal plants in Chile, Angamos and Cochrane, remain within the Energy Infrastructure SBU. As the composition of the segments changed in the first quarter of 2025, the segment information for prior comparative periods has been retrospectively revised to reflect AES Andes’ renewables partnership with GIP, Chile Renovables, which is separable from the rest of the AES Andes portfolio, as part of the Renewables SBU. We determined that there was no separately identifiable financial information for the other renewables in the AES Andes portfolio as they were servicing the same coal-indexed PPAs as the coal facilities prior to 2025, therefore the rest of the renewables portfolio at AES Andes is presented within the Energy Infrastructure SBU in the 2024 segment information presented. Revenue and Adjusted EBITDA for AES Andes that are presented within the Energy Infrastructure SBU in historical periods and within the Renewables SBU in 2025 were $216 million and $12 million, respectively, during the three months ended June 30, 2025, and $419 million and $34 million, respectively, during the six months ended June 30, 2025.
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

32 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended June 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$644	$954	$1,306	$—	$2,904
Corporate and other					43
Eliminations					(92)
Total Revenue					$2,855
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	422	687	1,048	2
Other segment items (2)	(18)	71	4	15
Segment Adjusted EBITDA	$240	$196	$254	$(17)	$673
Reconciliation to income from continuing operations before taxes
Corporate and other					11
Eliminations					(3)
Interest expense					(352)
Interest income					70
Depreciation, amortization, and accretion of AROs					(354)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					253
Income tax expense, interest expense, and depreciation, amortization, and accretion of AROs from equity affiliates					(45)
Interest income recognized under service concession arrangements					(14)
Unrealized derivatives, equity securities, and financial assets and liabilities losses					(133)
Unrealized foreign currency losses					(4)
Disposition/acquisition losses					(126)
Impairment reversals					87
Loss on extinguishment of debt and troubled debt restructuring					(4)
Restructuring costs					(42)
Income from continuing operations before taxes					$17
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
New Energy Technologies SBU — earnings from equity affiliates, and miscellaneous gains and losses in Other income and Other expense.

33 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024

	Three Months Ended June 30, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$619	$896	$1,462	$—	$2,977
Corporate and other					40
Eliminations					(75)
Total Revenue					$2,942
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	405	627	1,118	3
Other segment items (2)	60	55	41	11
Segment Adjusted EBITDA	$154	$214	$303	$(14)	$657
Reconciliation to income from continuing operations before taxes
Corporate and other					12
Eliminations					(11)
Interest expense					(389)
Interest income					88
Depreciation, amortization, and accretion of AROs					(315)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					182
Income tax expense, interest expense, and depreciation, amortization, and accretion of AROs from equity affiliates					(28)
Interest income recognized under service concession arrangements					(16)
Unrealized derivatives, equity securities, and financial assets and liabilities gains					53
Unrealized foreign currency losses					(12)
Disposition/acquisition losses					(62)
Impairment losses					(23)
Loss on extinguishment of debt and troubled debt restructuring					(18)
Income from continuing operations before taxes					$118
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
New Energy Technologies SBU — earnings from equity affiliates, and miscellaneous gains and losses in Other income and Other expense.

34 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024

	Six Months Ended June 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$1,310	$1,963	$2,626	$—	$5,899
Corporate and other					79
Eliminations					(197)
Total Revenue					$5,781
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	888	1,417	2,098	3
Other segment items (2)	21	127	20	39
Segment Adjusted EBITDA	$401	$419	$508	$(42)	$1,286
Reconciliation to income from continuing operations before taxes
Corporate and other					(13)
Eliminations					(1)
Interest expense					(694)
Interest income					139
Depreciation, amortization, and accretion of AROs					(691)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					387
Income tax expense, interest expense, and depreciation, amortization, and accretion of AROs from equity affiliates					(81)
Interest income recognized under service concession arrangements					(29)
Unrealized derivatives, equity securities, and financial assets and liabilities losses					(132)
Unrealized foreign currency gains					3
Disposition/acquisition losses					(167)
Impairment reversals					54
Loss on extinguishment of debt and troubled debt restructuring					(12)
Restructuring costs					(88)
Loss from continuing operations before taxes					$(39)
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
New Energy Technologies SBU — earnings from equity affiliates, and miscellaneous gains and losses in Other income and Other expense.

35 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024

	Six Months Ended June 30, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$1,262	$1,769	$3,071	$—	$6,102
Corporate and other					73
Eliminations					(148)
Total Revenue					$6,027
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	864	1,269	2,250	4
Other segment items (2)	133	104	162	27
Segment Adjusted EBITDA	$265	$396	$659	$(31)	$1,289
Reconciliation to income from continuing operations before taxes
Corporate and other					20
Eliminations					(11)
Interest expense					(746)
Interest income					193
Depreciation, amortization, and accretion of AROs					(633)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					346
Income tax expense, interest expense, and depreciation, amortization, and accretion of AROs from equity affiliates					(62)
Interest income recognized under service concession arrangements					(33)
Unrealized derivatives, equity securities, and financial assets and liabilities gains					138
Unrealized foreign currency losses					(3)
Disposition/acquisition losses					(19)
Impairment losses					(49)
Loss on extinguishment of debt and troubled debt restructuring					(50)
Income from continuing operations before taxes					$380
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

Long-Lived Assets	June 30, 2025	December 31, 2024
Renewables SBU	$21,136	$19,151
Utilities SBU	8,853	8,535
Energy Infrastructure SBU	5,091	5,805
New Energy Technologies SBU	25	22
Corporate and Other	24	25
Long-Lived Assets	35,129	33,538
Current assets	6,320	6,831
Investments in and advances to affiliates	1,091	1,124
Debt service reserves and other deposits	88	78
Goodwill	345	345
Other intangible assets	2,050	1,947
Deferred income taxes	402	365
Loan receivable	800	—
Other noncurrent assets, excluding right-of-use assets for operating leases	2,317	2,545
Noncurrent held-for-sale assets	—	633
Total Assets	$48,542	$47,406

36 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024

Depreciation, Amortization, and Accretion of AROs	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Renewables SBU	$138	$116	$267	$237
Utilities SBU	131	112	255	223
Energy Infrastructure SBU	83	84	164	168
New Energy Technologies SBU	1	1	1	1
Corporate and Other	1	2	4	4
Total	$354	$315	$691	$633

Capital Expenditures	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Renewables SBU	$1,086	$1,185	$2,056	$2,713
Utilities SBU	232	414	492	862
Energy Infrastructure SBU	25	91	53	256
New Energy Technologies SBU	2	2	3	4
Corporate and Other	1	6	3	18
Total	$1,346	$1,698	$2,607	$3,853

Interest Income	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Renewables SBU	$20	$29	$41	$60
Utilities SBU	4	4	6	7
Energy Infrastructure SBU	41	48	82	113
New Energy Technologies SBU	2	2	4	3
Corporate and Other	3	5	6	10
Total	$70	$88	$139	$193

Interest Expense	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Renewables SBU	$119	$118	$250	$210
Utilities SBU	77	75	154	148
Energy Infrastructure SBU	76	127	150	261
New Energy Technologies SBU	—	—	—	—
Corporate and Other	80	69	140	127
Total	$352	$389	$694	$746

Net Equity in Earnings (Losses) of Affiliates	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Renewables SBU	$(6)	$21	$(15)	$22
Utilities SBU	2	2	4	3
Energy Infrastructure SBU	3	2	7	5
New Energy Technologies SBU	(17)	(11)	(44)	(28)
Corporate and Other	(4)	(11)	(8)	(14)
Total	$(22)	$3	$(56)	$(12)

37 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended June 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$638	$20	$1,236	$—	$(49)	$1,845
Other non-regulated revenue (1)	6	1	70	—	—	77
Total non-regulated revenue	644	21	1,306	—	(49)	1,922
Regulated Revenue
Revenue from contracts with customers	—	927	—	—	—	927
Other regulated revenue	—	6	—	—	—	6
Total regulated revenue	—	933	—	—	—	933
Total revenue	$644	$954	$1,306	$—	$(49)	$2,855

	Three Months Ended June 30, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$569	$23	$1,304	$—	$(35)	$1,861
Other non-regulated revenue (1)	50	1	158	—	—	209
Total non-regulated revenue	619	24	1,462	—	(35)	2,070
Regulated Revenue
Revenue from contracts with customers	—	865	—	—	—	865
Other regulated revenue	—	7	—	—	—	7
Total regulated revenue	—	872	—	—	—	872
Total revenue	$619	$896	$1,462	$—	$(35)	$2,942

	Six Months Ended June 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,258	$43	$2,458	$—	$(118)	$3,641
Other non-regulated revenue (1)	52	2	168	—	—	222
Total non-regulated revenue	1,310	45	2,626	—	(118)	3,863
Regulated Revenue
Revenue from contracts with customers	—	1,903	—	—	—	1,903
Other regulated revenue	—	15	—	—	—	15
Total regulated revenue	—	1,918	—	—	—	1,918
Total revenue	$1,310	$1,963	$2,626	$—	$(118)	$5,781

	Six Months Ended June 30, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,163	$42	$2,706	$—	$(75)	$3,836
Other non-regulated revenue (1)	99	2	365	—	—	466
Total non-regulated revenue	1,262	44	3,071	—	(75)	4,302
Regulated Revenue
Revenue from contracts with customers	—	1,712	—	—	—	1,712
Other regulated revenue	—	13	—	—	—	13
Total regulated revenue	—	1,725	—	—	—	1,725
Total revenue	$1,262	$1,769	$3,071	$—	$(75)	$6,027
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $259 million and $237 million as of June 30, 2025 and December 31, 2024, respectively.

38 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
During the six months ended June 30, 2025 and 2024, we recognized revenue of $15 million and $70 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
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
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and sold to the Vietnamese government, while we remain the operator for the duration of the 25-year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25-year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of December 31, 2024, Mong Duong met the held-for-sale criteria and the loan receivable balance of $963 million was classified in held-for-sale assets. As of June 30, 2025, Mong Duong no longer met the held-for-sale criteria. Of the loan receivable balance of $905 million, $105 million was classified in Other current assets and $800 million in Loan receivable on the Condensed Consolidated Balance Sheets. See Note 18—Held-for-Sale and Dispositions for further information.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of June 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $7 million, primarily consisting of fixed consideration for the sale of renewable energy credits in long-term contracts in the U.S. We expect to recognize revenue of approximately $1 million per year between 2025 and 2029 and the remainder thereafter.
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

39 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
remeasurement of contingent consideration, losses at commencement of sales-type leases, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Other Income	Gain on remeasurement of contingent consideration (1)	$23	$1	$24	$12
	Dividend income on investments	3	—	3	—
	Gain on sale and disposal of assets	1	1	1	3
	AFUDC (US Utilities)	—	3	1	6
	Contract termination	—	—	—	5
	Gain on commencement of sales-type leases	—	—	—	5
	Insurance proceeds	—	—	—	5
	Other income	4	16	9	20
	Total other income	$31	$21	$38	$56

Other Expense	Loss on commencement of sales-type leases (2)	$199	$72	$208	$72
	Loss on remeasurement of investment (3)	48	—	48	—
	Loss on remeasurement of contingent consideration (1)	3	1	42	6
	Loss on sale and disposal of assets	5	4	8	8
	Non-service pension and other postretirement costs	4	3	4	5
	Costs related to troubled debt restructuring (4)	—	1	—	20
	Other	36	3	37	11
	Total other expense	$295	$84	$347	$122
_______________________________
(1)    Primarily related to certain remeasurements of contingent consideration on projects acquired at AES Clean Energy.
(2)    Related to losses recognized at commencement of sales-type leases at AES Clean Energy and AES Renewable Holdings. See Note 10—Leases for further information.
(3)    Related to the remeasurement of our existing investment in 5B, accounted for using the measurement alternative. See Note 3—Fair Value for further information.
(4)    Related to legal expenses and other direct costs associated with the troubled debt restructuring at AES Puerto Rico. See Note 8—Obligations for further information.
16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense (reversals) for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Mong Duong	$(243)	$6	$(226)	$43
AES Clean Energy Development Projects (ACED)	86	7	117	14
AES Brasil	—	25	—	25
Other	3	—	4	2
Total	$(154)	$38	$(105)	$84
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). The carrying amount of the Mong Duong disposal group, which primarily consisted of our loan receivable from the sale of the power plant to the Vietnamese government, in subsequent periods exceeded the expected sales proceeds and as a result, the Company recognized pre-tax impairment expense of $43 million during the six months ended June 30, 2024, and $17 million during the three months ended March 31, 2025.
As of May 31, 2025, due to delays in closing the transaction and the pending expiration of the agreement in November 2025, the Company determined Mong Duong no longer met the held-for-sale criteria. As such, the Mong Duong asset group was reclassified as held and used. The loan receivable was remeasured at amortized cost and non-loan assets were each individually remeasured at the lower of (i) carrying value before being classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the assets been continuously classified as held and used, or (ii) fair value at the date of the subsequent determination that held-for-sale criteria was no longer met. As a result, the Company recorded a $243 million increase in the

40 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
carrying value of the Mong Duong asset group due to the derecognition of a $239 million valuation allowance on the loan receivable accounted for under ASC 310, which had been recognized in Asset impairment expense between December 31, 2023 and March 31, 2025 while Mong Duong was classified as held-for-sale, and the elimination of $4 million in net estimated costs to sell from the measurement of the asset group. See Note 18—Held-for-Sale and Dispositions for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
AES Clean Energy Development Projects — AES Clean Energy Development has a pipeline of U.S. renewables projects that are in various stages of development and construction. In some cases, if development efforts are not successful, the Company may abandon a particular project, writing off all the intangible assets and capitalized development costs incurred. The fair value of each abandoned project with no salvage value is determined to be zero as there are no future projected cash flows. The Company recognized $117 million and $14 million of pre-tax asset impairment expense related to the write-off of projects that were determined to be no longer viable during the six months ended June 30, 2025 and 2024, respectively. Of the $86 million pre-tax asset impairment expense recorded during the three months ended June 30, 2025, $51 million was related to right sizing our development company as part of the restructuring program initiated in February 2025. See Note 21—Restructuring for further information. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
AES Brasil — In May 2024, the Company entered into an agreement to sell its 47.3% controlling interest in AES Brasil, a 5.2 GW portfolio of renewable energy facilities. Upon meeting the held-for-sale criteria in May 2024, the Company performed an impairment analysis and determined that the carrying value of the disposal group of $1,577 million was greater than its fair value less costs to sell of $1,552 million. As a result, the Company recognized pre-tax impairment expense of $25 million. The sale of AES Brasil closed in October 2024. Prior to its sale, AES Brasil was reported in the Renewables SBU reportable segment.
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and six months ended June 30, 2025 were 428% and 1082%, respectively. The effective tax rate for the six months ended June 30, 2025 was not meaningful due to pretax book income being near breakeven. The effective tax rates for the three and six months ended June 30, 2024 were (30)% and (13)%, respectively. The difference between the Company’s effective tax rates for the 2025 and 2024 periods and the U.S. statutory tax rate of 21% related primarily to foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, valuation allowance, the impacts of U.S. investment tax credits (“ITCs”), and noncontrolling interest in our U.S. subsidiaries.
For the three and six months ended June 30, 2025, the Company recorded approximately $18 million and $44 million, respectively, of discrete tax expense resulting from allocations of losses to tax equity investors on renewables projects.
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
Further, for the six months ended June 30, 2024, the Company recognized discrete tax benefit of approximately $56 million related to U.S. capital losses associated with the restructuring of a foreign holding company.
18. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
JK Projects — In April 2025, the Company executed an agreement to contribute the Jemeiwaa Ka’I wind projects (“JK Projects”) to two trusts. After closing the transaction, the Company will retain 51% ownership in the trusts, which will be accounted for as equity method investments. The transaction is expected to close in the third quarter of 2025. As a result, the JK Projects were classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. Since the fair value exceeded the carrying value, no impairment was recorded. On a consolidated basis, the carrying value of the JK Projects as of June 30, 2025 was $31 million, including $19 million of intangible assets and $12 million of CWIP. The JK Projects are reported in the Renewables SBU reportable segment.

41 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). As a result, Mong Duong was classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. The sale is subject to regulatory approval and due to delays in closing the transaction and the pending expiration of the agreement in November 2025, the Company determined the sale is no longer probable and that Mong Duong no longer met the held-for-sale criteria as of May 31, 2025. As a result, the Company recorded an increase in the carrying value of the Mong Duong asset group primarily due to the derecognition of a $239 million valuation allowance on the loan receivable accounted for under ASC 310, which had been recognized in Asset impairment expense between December 31, 2023 and March 31, 2025 while Mong Duong was classified as held-for-sale. As of June 30, 2025, the significant assets and liabilities of Mong Duong were loan receivables of $905 million and debt of $467 million. See Note 16—Asset Impairment Expense for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
Dispositions
Dominican Republic Renewables — In June 2025, the Company completed the sale of 50% of its interest in AES DR Renewables Holdings, S.L. and its subsidiaries (collectively “Dominican Republic Renewables”), whose main objective is the operation and administration of energy generation assets from primary energy resources. Of the sale price of $103 million, the Company received cash proceeds of $100 million in July 2025. The Company retained a 50% ownership interest in Dominican Republic Renewables after the sale and the business was deconsolidated and accounted for as an equity method investment. The transaction resulted in a pre-tax gain on sale of $70 million reported in Gain on disposal and sale of business interests, of which $37 million was related to remeasurement of the Company’s retained interest to its fair value. See Note 7—Investments in and Advances to Affiliates for further information. Dominican Republic Renewables is reported in the Renewables SBU reportable segment.
Ventanas — In January 2025, the Company completed the sale of its 100% ownership interest in Empresa Electrica Ventanas SpA and Nucleo SpA (collectively “Ventanas”), owner of a coal-fired energy generation facility in Chile, for $5 million. An immaterial loss on sale was recognized during the three months ended March 31, 2025 as a result of this transaction. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Ventanas was reported in the Energy Infrastructure SBU reportable segment.
Jordan — In March 2024, the Company completed the sale of approximately 26% ownership interest in the Amman East and IPP4 generation plants for a sale price of $58 million. After adjusting for dividends received since the execution of the sale and purchase agreement, the Company received a net cash payment of $45 million. The transaction resulted in a pre-tax loss on sale of $10 million, reported in Gain on disposal and sale of business interests. After completion of the sale, the Company retained 10% ownership interest in each of the businesses. The fair value of the retained interest was measured using the market approach and the businesses were deconsolidated and accounted for as equity method investments. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.

42 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
19. ACQUISITIONS
Crossvine — On May 16, 2025, the Company completed the acquisition of 100% of the membership interests in Crossvine Solar 1, LLC, which is developing an 85 MW solar generation facility and an 85 MW battery storage project in Indiana, for total consideration of $78 million. The nature of the assets acquired is largely intangible, consisting mainly of a project development intangible valued at $64 million. The transaction was accounted for as an asset acquisition of a variable interest entity that did not meet the definition of a business. Crossvine is reported in the Utilities SBU reportable segment.
AES Clean Energy Solar Project Acquisitions — On April 4, 2025, the Company closed on the acquisition of 100% of the membership interests in Homer Solar Energy Center, LLC, Moraine Solar Energy Center, LLC, and Tracy Solar Energy Center, LLC, which hold early-stage development solar energy projects in New York, with a capacity of 303 MW. The total fair value of the consideration was $30 million, including contingent consideration of $8 million. The contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings. The fair value of the consideration paid was attributed mainly to a project development intangible asset. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business. AES Clean Energy is reported in the Renewables SBU reportable segment.
Madison and Birdseye — On April 5, 2024, the Company closed on the acquisition of 100% of the Madison solar project, a 63 MW construction-stage solar project in Virginia under contract with a 15-year virtual power purchase agreement (“VPPA”), and a pipeline of early-stage renewable energy development projects (“Birdseye”), to enhance its renewable energy portfolio. The transaction was accounted for as a business combination with a purchase price of $20 million paid in cash; therefore, the assets acquired and liabilities assumed at the acquisition date, primarily consisting of CWIP valued at $78 million and an off-market VPPA liability of $53 million, were recorded at their fair values. The Company recorded preliminary amounts for the purchase price allocation at the time of the acquisition, with no goodwill being recognized as a result of the acquisition in the second quarter of 2024. During the fourth quarter of 2024, the Company finalized the purchase price allocation and made measurement period adjustments to the fair value of the assets acquired, primarily due to the determination that the Madison solar project would qualify for an ITC based on studies performed subsequent to the acquisition date. Madison and Birdseye are reported in the Renewables SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and six months ended June 30, 2025 and 2024, where income represents the numerator and weighted average shares represent the denominator.

43 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024

Three Months Ended June 30,	2025			2024
(in millions, except per share data)	Loss	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation	$(95)	712	$(0.13)	$276	711	$0.39
Decrease (increase) in redemption value of redeemable stock of subsidiaries	(10)	—	(0.02)	6	—	0.01
Income (loss) available to The AES Corporation common stockholders	$(105)	712	$(0.15)	$282	711	$0.40
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	—	—	—	2	(0.01)
Equity units	—	—	—	—	—	—
DILUTED EARNINGS PER SHARE	$(105)	712	$(0.15)	$282	713	$0.39

Six Months Ended June 30,	2025			2024
(in millions, except per share data)	Loss	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$(49)	712	$(0.07)	$708	700	$1.01
Decrease (increase) in redemption value of redeemable stock of subsidiaries	(10)	—	(0.01)	—	—	—
Income (loss) available to The AES Corporation common stockholders	$(59)	712	$(0.08)	$708	700	$1.01
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	—	—	—	2	—
Equity units	—	—	—	—	11	(0.02)
DILUTED EARNINGS PER SHARE	$(59)	712	$(0.08)	$708	713	$0.99
Adjustments to Redemption Value — For the three and six months ended June 30, 2025, income from continuing operations available to AES common stockholders included a $10 million adjustment related to the increase of the carrying value of redeemable stock of subsidiaries at the AGIC Companies, as discussed in Note 11—Redeemable Stock of Subsidiaries.
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
The Company has elected to administer these entire non-fair value redemption adjustments consistent with the treatment of dividends in the earnings per share calculation. While the adjustments impacted net income available to AES common stockholders and earnings per share, they did not impact Net income in the Condensed Consolidated Statement of Operations.
Anti-Dilutive Securities — The calculation of diluted earnings per share excluded 6 million outstanding stock awards for the three and six months ended June 30, 2025 because their impact would be anti-dilutive given the loss from continuing operations. Had the Company generated income, potential shares of common stock of 2 million related to the stock awards would have been included in weighted-average shares outstanding for both the three and six months ended June 30, 2025. The calculation of diluted earnings per share excluded 2 million outstanding stock awards for the both the three and six months ended June 30, 2024, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
AES Global Insurance — As described in Note 11—Redeemable Stock of Subsidiaries, on April 30, 2025, the Company sold noncontrolling interests in the AGIC Companies. It is required that either (i) the AGIC Companies achieve a minimum distribution target to the Class B Member ranging from $146 million to $199 million over pre-defined periods of time ranging from three to five years (the “distribution period”) or (ii) AGIC achieves an average cash basis quarterly net income threshold for the period comprising the relevant distribution period and the four quarters immediately prior to the start of such distribution period. AES can make disproportionate distributions to the Class B Member to meet the minimum distribution target for the distribution period. If, at the end of a distribution period, (1) such cash basis net income threshold is not met and (2) the minimum distribution target for such distribution period is not achieved, AES would be required to address the shortfall by issuing AES common stock (“Shortfall Stock”) to AGIC for the net difference between actual and targeted distributions. If AES is required to issue Shortfall Stock, the amount will be based upon the number of shares multiplied by the then current share price to equal the net difference between actual and targeted distributions. Distributions of cash from the sale of Shortfall Stock are subject to regulatory approval and at the discretion of AES.

44 | Notes to Condensed Consolidated Financial Statements—(Continued) | June 30, 2025 and 2024
As part of the quarterly diluted earnings per share calculation, AES evaluates whether (1) average cash basis quarterly net income in a given quarter exceeds the threshold or (2) aggregate distributions made to the investor for the related distribution period exceed such target distribution amount. If either condition is met, no Shortfall Stock will be included in the diluted earnings per share calculation. As of June 30, 2025, the average cash basis quarterly net income condition was met and, therefore, no shares are included in diluted EPS for the three and six months then ended.
Equity Units — As described in Note 12—Equity, the Company issued 10,430,500 Equity Units in March 2021 with a total notional value of $1,043 million. Each Equity Unit had a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a 2024 Purchase Contract and a 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. The conversion rate was initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which was equivalent to an initial conversion price of approximately $31.70 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts were accounted for as one unit of account. In calculating diluted EPS, the Company has applied the if-converted method to determine the impact of the forward purchase feature and considered if there are incremental shares that should be included related to the Series A Preferred conversion value. On February 15, 2024, the Series A Preferred Stock was tendered to satisfy the 2024 Purchase Contract's settlement price and the Corporate Units were converted into shares of the Company's common stock at a settlement rate of 3.8859, equivalent to a reference price of $25.73. The Series A Preferred Stock was canceled upon conversion.
21. RESTRUCTURING
In February 2025, the Company approved and initiated a restructuring program to streamline our organization given the significantly lower number of countries that we operate in. Additionally, we are right sizing our development company to focus on executing on the backlog and pursuing larger but fewer projects to better serve our core customers. Pre-tax restructuring charges related to employee severance costs were $4 million and $52 million for the three and six months ended June 30, 2025. Of the $52 million recognized for the six months ended June 30, 2025, $43 million was classified within Cost of sales and $9 million was classified as General and administrative expenses on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2025, $19 million was recognized at the Energy Infrastructure SBU, $17 million at the Renewables SBU, $5 million at the Utilities SBU, $1 million at the New Energy Technologies SBU, and $10 million at Corporate and Other.
The Company made cash payments of $36 million during the six months ended June 30, 2025, including $5 million of termination benefits previously accrued for in the projected pension benefit obligation. As of June 30, 2025, $22 million of pre-tax restructuring charges were reflected within Accrued and other liabilities on the Condensed Consolidated Balance Sheets.
In the second quarter of 2025, AES Clean Energy Development also recognized $51 million of pre-tax asset impairment expense as a result of the restructuring program. See Note 16—Asset Impairment Expense for further information. AES Clean Energy Development is reported in the Renewables SBU reportable segment.

45 | The AES Corporation | June 30, 2025 Form 10-Q
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

46 | The AES Corporation | June 30, 2025 Form 10-Q
Executive Summary
Compared with last year, second quarter net income decreased $303 million, from $153 million to a net loss of $150 million. This decrease is primarily due to higher income tax expense, day-one losses on the commencement of sales type leases at AES Clean Energy Development, and lower earnings from the Energy Infrastructure SBU due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA and prior year unrealized derivative gains; partially offset by the derecognition of a valuation allowance on the loan receivable upon reclassifying Mong Duong from held-for-sale to held and used, and higher contributions from renewables projects placed in service in the current year.
Adjusted EBITDA, a non-GAAP measure, increased $23 million, from $658 million to $681 million, driven by higher contributions from the Renewables SBU primarily due to higher revenues from renewables projects placed in service and prior year outages in Colombia. This was partially offset by the sale of AES Brasil, higher prior year revenues from the monetization of the Warrior Run coal plant PPA, and the impact of the selldown of AES Ohio in the Utilities SBU.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, increased $208 million, from $849 million to $1,057 million primarily due to higher realized tax attributes driven by more projects placed in service and higher income from tax credit transfers, as well as the drivers above.
Compared with last year, second quarter diluted earnings per share from continuing operations decreased $0.54, from $0.39 to a diluted loss of $0.15. This decrease is mainly driven by higher income tax expense, day-one losses on the commencement of sales-type leases at AES Clean Energy Development, and lower earnings at the Energy Infrastructure SBU primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA; partially offset by the derecognition of a valuation allowance on the loan receivable upon reclassifying Mong Duong from held-for-sale to held and used, and higher contributions from renewables projects placed in service in the current year.
Adjusted EPS, a non-GAAP measure, increased $0.13 from $0.38 to $0.51, mainly driven by a lower adjusted tax rate and higher contributions due to new renewables projects placed in service, partially offset by higher prior year revenues from the monetization of the Warrior Run coal plant PPA.
Compared with last year, net income for the six months ended June 30, 2025 decreased $654 million from $431 million to a net loss of $223 million. This decrease is primarily driven by lower earnings from the Energy Infrastructure SBU due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA and unrealized derivative gains, higher income tax expense, higher day-one losses on the commencement of sales type leases at AES Clean Energy Development, and foreign currency translation gains in the prior year; partially offset by the derecognition of a valuation allowance on the loan receivable upon reclassifying Mong Duong from held-for-sale to held and used.
Adjusted EBITDA, a non-GAAP measure, decreased $26 million, from $1,298 million to $1,272 million, for the six months ended June 30, 2025, mainly driven by higher prior year revenues from the monetization of the Warrior Run coal plant PPA and the sale of AES Brasil; partially offset by higher revenues from new projects placed in service at the Renewables SBU, higher retail margin under the 2024 Base Rate Order at AES Indiana, and better hydrology.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, increased $117 million, from $1,717 million to $1,834 million, for the six months ended June 30, 2025, due to higher realized tax attributes driven by more projects placed in service and higher income from tax credit transfers, partially offset by the drivers above.
Compared with last year, diluted earnings per share from continuing operations for the six months ended June 30, 2025 decreased $1.07, from $0.99 to a diluted loss of $0.08. This decrease is mainly driven by lower earnings at the Energy Infrastructure SBU primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA, higher income tax expense, day-one losses on the commencement of sales-type leases at AES Clean Energy Development, foreign currency losses compared to prior year gains, higher net equity in losses of affiliates primarily related to higher prior year contributions from renewables projects that came online at sPower, higher interest expense, and lower interest income, partially offset by the derecognition of a valuation allowance on the loan receivable upon reclassifying Mong Duong from held-for-sale to held and used.
Adjusted EPS, a non-GAAP measure, decreased $0.11 from $0.89 to $0.78, for the six months ended June 30, 2025, mainly driven by lower realized tax attributes at the Renewables SBU due to timing of tax attribute recognition, and lower contributions at the Energy Infrastructure SBU primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA, partially offset by a lower adjusted tax rate and higher contributions at the Utilities SBU.

47 | The AES Corporation | June 30, 2025 Form 10-Q

Accelerating the future of energy, together.

Business Overview

152 Generation Facilities

6 Utility Companies

33,956 Gross MW

32,688 GWH [(2)]

Three Months Ended June 30,		2025	2024
Diluted earnings per share	$	(0.15) $	0.39
Adjusted EPS [(1)]		0.51	0.38

Six Months Ended June 30,		2025	2024
Diluted earnings per share	$	(0.08) $	0.99
Adjusted EPS [(1)]		0.78	0.89

Operating Margin
(in millions)

$894
$453
$1,172
$553
Q2 2025
Q2 2024

Net Income
(in millions)

YTD
QTD
$(150)
$(223)
$431
$153
Q2 2025
Q2 2024

Adjusted EBITDA [(1)]
(in millions)

$1,272
$681
$1,298
$658
Q2 2025
Q2 2024

Operating Cash Flow
(in millions)

$1,521
$976
$679
$392
Q2 2025
Q2 2024

Key events in 2025

- Completed the construction of 1,862 MW of energy storage and solar
- Signed or awarded long-term PPAs for 2,008 MW of solar,wind and energy storage
- Received final regulatory approval for the 170 MW Crossvine solar-plus-storage project at AES Indiana
- With the sale of a minority stake in our global insurance company, AGIC, for $450 million, achieved full year 2025 asset sale proceeds target of $400 to $500 million
- To fund the substantial growth at AES Ohio, closed on the sale of an approximate 30% indirect equity interest to a wholly-owned subsidiary of CDPQ
- AES Indiana filed a petition for regulatory rate review with the IURC

Strategic outlook

- Backlog of 12.0 GW of projects under signed long-term PPAs
- On track to add 3.2 GW of new projects to operating portfolio in 2025
- On track to sign 14-17 GW of new renewables under new long-term PPAs in 2023-2025

Under construction

5,225
MW
Energy Storage 43%
Wind 12%
Solar 45%

Contracted renewable backlog not yet under construction

6,816
MW
Energy Storage 8%
Wind 40%
Solar 52%

(1) Non-GAAP measure. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2024.

48 | The AES Corporation | June 30, 2025 Form 10-Q
Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in renewables, utilities, and technology businesses.
•Our PPA backlog, which consists of projects with signed contracts, but which are not yet operational, is 12 GW, including 5.2 GW under construction. Since our first quarter 2025 earnings call in May 2025, we:
◦Completed the construction of 1.2 GW of energy storage and solar, for a total of 1.9 GW year-to-date, and we are on track to add a total of 3.2 GW to our operating portfolio by year-end 2025; and
◦Signed or were awarded new long-term PPAs for 1.6 GW, for a total of 2 GW year-to-date.
•In June 2025, AES Indiana filed a petition for regulatory rate review with the Indiana Utility Regulatory Commission (IURC).
◦This is AES Indiana's first rate case using a forward-looking test year, which will enable a more efficient investment program to best serve customers with cost-effective and reliable electricity service.
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	$ change	% change	2025	2024	$ change	% change
Revenue:
Renewables SBU	$644	$619	$25	4%	$1,310	$1,262	$48	4%
Utilities SBU	954	896	58	6%	1,963	1,769	194	11%
Energy Infrastructure SBU	1,306	1,462	(156)	-11%	2,626	3,071	(445)	-14%
New Energy Technologies SBU	—	—	—	—%	—	—	—	—%
Corporate and Other	43	40	3	8%	79	73	6	8%
Eliminations	(92)	(75)	(17)	-23%	(197)	(148)	(49)	-33%
Total Revenue	2,855	2,942	(87)	-3%	5,781	6,027	(246)	-4%
Operating Margin:
Renewables SBU	85	100	(15)	-15%	158	163	(5)	-3%
Utilities SBU	136	156	(20)	-13%	291	276	15	5%
Energy Infrastructure SBU	176	258	(82)	-32%	365	652	(287)	-44%
New Energy Technologies SBU	(4)	(2)	(2)	-100%	(4)	(4)	—	—%
Corporate and Other	84	70	14	20%	142	135	7	5%
Eliminations	(24)	(29)	5	17%	(58)	(50)	(8)	-16%
Total Operating Margin	453	553	(100)	-18%	894	1,172	(278)	-24%
General and administrative expenses	(49)	(66)	17	-26%	(126)	(141)	15	-11%
Interest expense	(352)	(389)	37	-10%	(694)	(746)	52	-7%
Interest income	70	88	(18)	-20%	139	193	(54)	-28%
Loss on extinguishment of debt	(5)	(9)	4	-44%	(13)	(10)	(3)	30%
Other expense	(295)	(84)	(211)	NM	(347)	(122)	(225)	NM
Other income	31	21	10	48%	38	56	(18)	-32%
Gain on disposal and sale of business interests	70	1	69	NM	69	44	25	57%
Asset impairment reversals (expense)	154	(38)	192	NM	105	(84)	189	NM
Foreign currency transaction gains (losses)	(28)	38	(66)	NM	(38)	30	(68)	NM
Other non-operating expense	(10)	—	(10)	NM	(10)	—	(10)	NM
Income tax benefit (expense)	(167)	35	(202)	NM	(184)	51	(235)	NM
Net equity in earnings (losses) of affiliates	(22)	3	(25)	NM	(56)	(12)	(44)	NM
NET INCOME (LOSS)	(150)	153	(303)	NM	(223)	431	(654)	NM
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	55	123	(68)	-55%	174	277	(103)	-37%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(95)	$276	$(371)	NM	$(49)	$708	$(757)	NM
Net cash provided by operating activities	$976	$392	$584	NM	$1,521	$679	$842	NM
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

49 | The AES Corporation | June 30, 2025 Form 10-Q
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
Consolidated Revenue and Operating Margin
Three Months Ended June 30, 2025
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $87 million, or 3%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, driven by:
•$156 million at Energy Infrastructure driven by $232 million of prior year revenue related to the AES Andes portfolio, which is reported in the Renewables SBU beginning in 2025 following the sale and expiration of certain coal-related assets and contracts; $64 million of prior year revenues from the monetization of the Warrior Run coal plant PPA, and $40 million due to prior year unrealized and realized derivative gains; partially offset by $65 million higher fuel prices and transportation costs passed through to the offtaker, $60 million higher CO2 purchases passed through due to higher production, $23 million of higher LNG sales and terminal fees, and $13 million due to higher availability in 2025; and
•$14 million at Corporate, Other and Eliminations mainly driven by higher eliminations of inter-segment revenue.
This unfavorable impact was partially offset by increases of:
•$58 million at Utilities mainly driven by an $87 million increase in transmission, distribution, and rider revenues mainly due to higher rates; partially offset by an $11 million decrease due to lower Fuel Adjustment Charge rider revenue and a $9 million decrease due to lower retail demand; and
•$25 million at Renewables mainly driven by a $216 million increase due to the results of AES Andes moving to Renewables in 2025 as described above, net of a current year decrease in regulated contract sales, and $72 million due to new projects in service; partially offset by $169 million impact from the sale of AES Brasil, a $43 million negative impact related to changes in mark-to-market of energy derivatives, and $39 million net lower spot sales and prices, mainly at Colombia.

50 | The AES Corporation | June 30, 2025 Form 10-Q
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $100 million, or 18%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, driven by:
•$82 million at Energy Infrastructure mainly driven by $64 million higher prior year revenues from the monetization of the Warrior Run coal plant PPA, $43 million due to prior year unrealized derivative gains as part of our commercial hedging strategy, and $22 million of lower generation due to dispatch; partially offset by an increase of $39 million driven by higher availability in 2025 due to lower maintenance;
•$20 million at Utilities primarily driven by a $13 million increase in depreciation expense from additional assets placed in service, a $9 million decrease due to the impact of planned outages, and $8 million resulting from lower demand due to the impact of weather; partially offset by an increase of $13 million due to higher retail rates as a result of the 2024 Base Rate Order; and
•$15 million at Renewables mainly driven by a $52 million impact from the sale of AES Brasil and a $43 million negative impact related to changes in mark-to-market of energy derivatives; partially offset by a $32 million positive impact from new businesses, a $25 million increase related to higher generation in Colombia as a result of increased availability and lower spot prices on energy purchases, and $17 million impact of lower fixed costs, including lower people costs after restructuring.
These unfavorable impacts were partially offset by an increase of $19 million at Corporate, Other and Eliminations mainly driven by higher premiums earned by AES’ self-insurance company and higher charge-outs of IT and other costs to the businesses.
Six Months Ended June 30, 2025
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $246 million, or 4%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven by:

51 | The AES Corporation | June 30, 2025 Form 10-Q
•$445 million at Energy Infrastructure primarily driven by $471 million of prior year revenue related to the AES Andes portfolio, which is reported in the Renewables SBU beginning in 2025 following the sale and expiration of certain coal-related assets and contracts; $171 million of prior year revenues from the monetization of the Warrior Run coal plant PPA, and $126 million due to prior year unrealized and realized derivative gains; partially offset by $142 million higher CO2 purchases passed through due to higher production, $96 million higher fuel prices and transportation costs passed through to the offtaker, $37 million of higher LNG sales and terminal fees, and $35 million impact of foreign currency, primarily appreciation of the Mexican peso; and
•$43 million at Corporate, Other and Eliminations mainly driven by higher eliminations of inter-segment revenue.
These unfavorable impacts were partially offset by increases of:
•$194 million at Utilities mainly driven by a $205 million increase in transmission, distribution, rider, and wholesale revenues mainly due to higher rates, and $20 million due to higher net retail demand mainly driven by favorable weather; partially offset by $32 million of lower Fuel Adjustment Charge rider revenue; and
•$48 million at Renewables mainly driven by $419 million increase due to the results of AES Andes moving to Renewables in 2025 as described above, net of a current year decrease in regulated contract sales, and $122 million due to new projects in service; partially offset by $339 million impact from the sale of AES Brasil, $89 million due to net lower spot sales and prices, mainly at Colombia, and a $44 million negative impact related to changes in mark-to-market of energy derivatives.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $278 million, or 24%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven by:
•$287 million at Energy Infrastructure mainly driven by $160 million higher prior year revenues from the monetization of the Warrior Run coal plant PPA, $114 million due to prior year unrealized derivative gains as part of our commercial hedging strategy, $22 million of prior year operating margin related to the AES Andes portfolio, which is reported in the Renewables SBU beginning in 2025 following the sale and expiration of certain coal-related assets and contracts, $19 million of one-time costs due to restructuring, and $17 million due to the prior year selldown of Amman East and IPP4 in Jordan; partially offset by $54 million driven by higher availability in 2025 due to lower maintenance; and
•$5 million at Renewables mainly driven by an $84 million impact from the sale of AES Brasil, a $43 million negative impact related to changes in mark-to-market of energy derivatives, a $19 million increase in fixed costs primarily related to an accelerated growth plan, and $17 million of one-time costs due to restructuring. These negative impacts were partially offset by a $67 million positive impact from new businesses, $36 million increase related to higher generation in Panama as a result of better hydrological conditions during the first quarter of 2025, $25 million increase in Colombia due to increased availability and lower spot prices on energy purchases, and $22 million impact of the results of AES Andes moving to Renewables in 2025, as described above.
These unfavorable impacts were partially offset by an increase of $15 million at Utilities mainly driven by $83 million due to higher retail rates as a result of the 2024 Base Rate Order, higher transmission and rider revenues, and higher demand due to the impact of weather; partially offset by a $22 million increase in depreciation expense from additional assets placed in service, a $17 million impact of planned outages, $15 million higher credit losses,

52 | The AES Corporation | June 30, 2025 Form 10-Q
and a $15 million increase in fixed cost driven by higher property taxes and higher software costs.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $17 million, or 26%, to $49 million for the three months ended June 30, 2025, compared to $66 million for the three months ended June 30, 2024, primarily reflecting a $21 million decrease in business development costs driven by the Company’s restructuring program, partially offset by $5 million in higher professional fees.
General and administrative expenses decreased $15 million, or 11%, to $126 million for the six months ended June 30, 2025, compared to $141 million for the six months ended June 30, 2024, primarily reflecting a $22 million decrease in business development costs driven by the company’s restructuring program, partially offset by $9 million of one-time restructuring-related charges.
Interest expense
Interest expense decreased $37 million, or 10%, to $352 million for the three months ended June 30, 2025, compared to $389 million for the three months ended June 30, 2024. This decrease is primarily due to a $63 million impact from the sale of AES Brasil in October 2024; partially offset by lower capitalized interest at the Renewables SBU due to fewer projects under construction, and a higher weighted average interest rate and debt balance at the Parent Company.
Interest expense decreased $52 million, or 7%, to $694 million for the six months ended June 30, 2025, compared to $746 million for the six months ended June 30, 2024. This decrease is primarily due to a $124 million impact from the sale of AES Brasil in October 2024 and lower debt balances at the Energy Infrastructure SBU; partially offset by lower capitalized interest at the Renewables SBU due to fewer projects under construction, and a higher weighted average interest rate and debt balance at the Parent Company.
Interest income
Interest income decreased $18 million, or 20%, to $70 million for the three months ended June 30, 2025, compared to $88 million for the three months ended June 30, 2024, primarily due to a $15 million impact from the sale of AES Brasil in October 2024.
Interest income decreased $54 million, or 28%, to $139 million for the six months ended June 30, 2025, compared to $193 million for the six months ended June 30, 2024, primarily due to a $28 million impact from the sale of AES Brasil in October 2024, and an $18 million decrease at Argentina due to lower short-term investments at lower rates.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $4 million, or 44%, to $5 million for the three months ended June 30, 2025, compared to $9 million for the three months ended June 30, 2024, primarily due to a prior year loss of $8 million due to a prepayment at AES Andes, partially offset by a $5 million current year loss related to a revolver amendment at AES Clean Energy.
Loss on extinguishment of debt increased $3 million, or 30%, to $13 million for the six months ended June 30, 2025, compared to $10 million for the six months ended June 30, 2024 primarily driven by a $5 million loss due to prepayment of senior notes at Mercury Chile and a $5 million loss related to a revolver amendment at AES Clean Energy, offset by an $8 million prior year loss due to prepayment at AES Andes.
See Note 8—Obligations included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income increased $10 million, or 48%, to $31 million for the three months ended June 30, 2025, compared to $21 million for the three months ended June 30, 2024, mainly due to a $22 million increase in gains on remeasurement of contingent consideration at AES Clean Energy.
Other income decreased $18 million, or 32%, to $38 million for the six months ended June 30, 2025, compared to $56 million for the six months ended June 30, 2024, mainly due to the prior year impacts of a $5 million gain on

53 | The AES Corporation | June 30, 2025 Form 10-Q
commencement of a sales-type lease on land, $5 million in insurance proceeds primarily related to property damage at AES Andes, and a $5 million gain on contract termination, as well as a $5 million decrease in AFUDC in the current year; partially offset by a $12 million increase in gains on remeasurement of contingent consideration at AES Clean Energy.
Other expense increased $211 million to $295 million for the three months ended June 30, 2025, compared to $84 million for the three months ended June 30, 2024, mainly due to a $127 million increase in losses on commencement of sales-type leases at AES Clean Energy and AES Renewable Holdings, and a $48 million loss on remeasurement of our investment in 5B, accounted for using the measurement alternative.
Other expense increased $225 million to $347 million for the six months ended June 30, 2025, compared to $122 million for the six months ended June 30, 2024, mainly due to an increase of $136 million in losses on commencement of sales-type leases at AES Clean Energy and AES Renewable Holdings, a $48 million loss on remeasurement of our investment in 5B, accounted for using the measurement alternative, and a $36 million increase in losses on remeasurement of contingent consideration primarily on projects acquired at AES Clean Energy; partially offset by a $20 million loss recognized in the prior year related to legal expenses and other direct costs associated with the troubled debt restructuring at AES Puerto Rico.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain on disposal and sale of business interests
Gain on disposal and sale of business interests increased $69 million to $70 million for the three months ended June 30, 2025 compared to $1 million for the three months ended June 30, 2024. This was primarily due to a $70 million gain on the selldown of Dominican Republic Renewables, which is now accounted for as an equity method investment.
Gain on disposal and sale of business interests increased $25 million, or 57%, to $69 million for the six months ended June 30, 2025 compared to $44 million for six months ended June 30, 2024. This was primarily due to a $70 million gain on the selldown of Dominican Republic Renewables and a $10 million loss in the prior year on the selldown of Amman East and IPP4 in Jordan, which are now accounted for as equity method investments. This was partially offset by a $52 million gain in the prior year on dilution of AES’ ownership interest in Uplight as a result of the AutoGrid acquisition.
See Note 7—Investments in and Advances to Affiliates and Note 18—Held-for-Sale and Dispositions for further information.
Asset impairment reversals (expense)
Asset impairment expense decreased $192 million to a $154 million asset impairment reversal for the three months ended June 30, 2025, compared to a $38 million expense for the three months ended June 30, 2024. This decrease was primarily the result of a $243 million increase in the carrying value of the Mong Duong asset group due to the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 and the elimination of net estimated costs to sell upon reclassifying Mong Duong from held-for-sale to held and used; and prior year impairment expense of $25 million at AES Brasil associated with the held-for-sale classification. This was partially offset by higher impairment expense of $79 million at AES Clean Energy Development due to the write-off of project development intangibles and capitalized development costs for projects that were determined to be no longer viable, including $51 million in the current quarter due to the right sizing of our development company as part of the restructuring program initiated in February 2025.
Asset impairment expense decreased $189 million to a $105 million asset impairment reversal for the six months ended June 30, 2025, compared to an $84 million expense for the six months ended June 30, 2024. This decrease was primarily the result of a $243 million increase in the carrying value of the Mong Duong asset group due to the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 and the elimination of net estimated costs to sell upon reclassifying Mong Duong from held-for-sale to held and used; and lower impairment expense of $26 million and $25 million at Mong Duong and AES Brasil, respectively, associated with the held-for-sale classification. This was partially offset by higher impairment expense of $103 million at AES Clean Energy Development due to the write-off of project development intangibles and capitalized development costs for projects that were determined to be no longer viable, including $51 million in the current year due to the right sizing of our development company as part of the restructuring program initiated in February 2025.
See Note 16—Asset Impairment Expense and Note 21—Restructuring included in Item 1.—Financial Statements of this Form 10-Q for further information.

54 | The AES Corporation | June 30, 2025 Form 10-Q
Foreign currency transaction gains (losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Chile	$(8)	$2	$(19)	$(4)
Corporate	(10)	32	(12)	34
Argentina	(10)	1	(10)	—
Other	—	3	3	—
Total (1)	$(28)	$38	$(38)	$30
___________________________________________
(1)Includes losses of $12 million and gains of $90 million on foreign currency derivative contracts for the three months ended June 30, 2025, and 2024, respectively, and losses of $14 million and gains of $109 million on foreign currency derivative contracts for the six months ended June 30, 2025,and 2024, respectively.
The Company recognized net foreign currency transaction losses of $28 million and $38 million for the three and six months ended June 30, 2025, respectively, primarily driven by unrealized losses due to the appreciation of the Chilean peso and unrealized losses on forwards and options in Euros.
The Company recognized net foreign currency transaction gains of $38 million for the three months ended June 30, 2024, primarily driven by unrealized gains on forwards and options denominated in the Brazilian real.
The Company recognized net foreign currency transaction gains of $30 million for the six months ended June 30, 2024, primarily driven by unrealized gains on forwards and options denominated in the Brazilian real; partially offset by realized losses on receivables denominated in the Chilean peso.
Other non-operating expense
Other non-operating expense was $10 million for the three and six months ended June 30, 2025 due to an other-than-temporary impairment of convertible notes at 5B as a result of an observable price change from a transaction between 5B and a third-party. There was no other non-operating expense for the three and six months ended June 30, 2024.
Income tax benefit (expense)
Income tax expense was $167 million for the three months ended June 30, 2025, compared to income tax benefit of $35 million for the three months ended June 30, 2024. The Company’s effective tax rates were 428% and (30)% for the three months ended June 30, 2025 and 2024, respectively. This net change in the effective tax rate was largely due to the benefits associated with U.S. investment tax credits (“ITCs”), the impact of the reclassification of Mong Duong from held-for-sale to held and used in the current year, and by tax expense resulting from allocations of losses to tax equity investors on renewables projects. Further, the prior year effective tax rate was impacted by the AES Brasil held-for-sale reclassification.
Income tax expense was $184 million for the six months ended June 30, 2025, compared to income tax benefit of $51 million for the six months ended June 30, 2024. The Company’s effective tax rates were 1082% and (13)% for the six months ended June 30, 2025 and 2024, respectively. The 2025 effective tax rate was not meaningful due to pretax book income being near breakeven. This net change in the effective tax rate was largely due to the benefits associated with ITCs, the impact of the reclassification of Mong Duong from held-for-sale to held and used, and tax expense resulting from allocations of losses to tax equity investors on renewables projects. Additionally, the 2024 effective tax rate was impacted by the restructuring of a foreign holding company, as well as the AES Brasil held-for-sale reclassification.
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
Net equity in earnings (losses) of affiliates
Net equity in losses of affiliates increased $25 million to $22 million for the three months ended June 30, 2025, compared to gains of $3 million for the three months ended June 30, 2024. This increase was primarily driven by lower earnings from sPower of $20 million, mainly due to lower contributions from renewables projects that came online; and a $7 million decrease in earnings from Mesa La Paz driven by higher income tax expense at the affiliate.
Net equity in losses of affiliates increased $44 million to $56 million for the six months ended June 30, 2025,

55 | The AES Corporation | June 30, 2025 Form 10-Q
compared to $12 million for the six months ended June 30, 2024. This increase was primarily driven by lower earnings from sPower of $33 million, mainly due to lower contributions from renewables projects that came online; and an $11 million decrease in earnings from Fluence driven by a decrease in the volume of BESS products fulfilled due to timing of customer schedules.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $68 million to $55 million for the three months ended June 30, 2025, compared to $123 million for the three months ended June 30, 2024. This decrease was primarily due to $123 million at Mong Duong mostly driven by the derecognition of a valuation allowance on a loan receivable accounted for under ASC 310 upon reclassifying Mong Duong from held-for-sale to held and used, $26 million related to the partial sale of Dominican Republic Renewables, and $15 million related to the sale of AES Brasil; partially offset by $50 million due to day-one losses on the commencement of sales-type leases at AES Clean Energy Development and higher allocation of losses to tax equity investors on projects placed in service at AES Renewable Holdings of $49 million.
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $103 million to $174 million for the six months ended June 30, 2025, compared to $277 million for the six months ended June 30, 2024. This decrease was primarily due to $133 million at Mong Duong mostly driven by the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 upon reclassifying Mong Duong from held-for-sale to held and used, $28 million related to the partial sale of Dominican Republic Renewables, $28 million related to the sale of AES Brasil, and a decrease of $16 million at AES Clean Energy and AES Renewable Holdings primarily attributable to lower allocation of losses to tax equity investors on projects placed in service; partially offset by higher allocation of losses to tax equity investors in the Pike County BESS project of $51 million, and $50 million due to day-one losses on the commencement of sales-type leases at AES Clean Energy Development.
Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $371 million to a $95 million loss for the three months ended June 30, 2025, compared to income of $276 million for the three months ended June 30, 2024. This decrease was primarily due to:
•Higher income tax expense of $216 million due to a higher effective tax rate;
•Day-one losses on the commencement of sales-type leases at AES Clean Energy Development of $149 million;
•Lower margins from the Energy Infrastructure SBU of $81 million primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA and prior year unrealized gains on power swaps;
•Higher impairments at AES Clean Energy of $59 million;
•Foreign currency translation losses of $27 million compared to prior year gains of $36 million primarily related to the depreciation of the Chilean peso and unrealized losses on forwards and options in Euros;
•Higher net equity in losses of affiliates of $25 million primarily related to lower contributions from renewables projects that came online at sPower; and
•Lower margins from the Utilities SBU of $23 million primarily related to higher depreciation due to additional assets placed in service and outages in the current year.

56 | The AES Corporation | June 30, 2025 Form 10-Q
These decreases were partially offset by:
•Derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 and the elimination of net estimated costs to sell from the measurement of the asset group upon reclassifying Mong Duong from held-for-sale to held and used of $127 million;
•Gain on sale of AES DR Renewables Holdings of $45 million; and
•Higher contributions from renewables projects placed in service in the current year of $28 million and higher margins from the Renewables SBU of $13 million due to prior year outages and increased revenue from projects placed in service.
Net income attributable to The AES Corporation decreased $757 million to a $49 million loss for the six months ended June 30, 2025, compared to income of $708 million for the six months ended June 30, 2024. This decrease was primarily due to:
•Lower margins from the Energy Infrastructure SBU of $272 million, excluding one-time restructuring costs, primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA and prior year unrealized gains on power swaps;
•Higher income tax expense of $231 million due to a higher effective tax rate;
•Higher day-one losses on the commencement of sales-type leases at AES Clean Energy Development of $149 million;
•Foreign currency translation losses of $37 million compared to prior year gains of $29 million primarily related to the depreciation of the Chilean peso and unrealized losses on forwards and options in Euros;
•One-time restructuring costs of $50 million;
•Higher interest expense of $13 million and lower interest income of $23 million in the current year; and
•Higher net equity in losses of affiliates of $44 million primarily related to lower contributions from renewables projects that came online at sPower.
These decreases were partially offset by $127 million related to an increase in the carrying value of the Mong Duong asset group primarily due to the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 upon reclassifying Mong Duong from held-for-sale to held and used.
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
For the year ended December 31, 2024, the Company updated the definitions of EBITDA and Adjusted EBITDA to include accretion of AROs in the depreciation and amortization add-back. We believe excluding accretion of AROs from these metrics better reflects the underlying business performance of the Company and is aligned with the metrics of our industry peers. For comparability and consistency, all prior period EBITDA and Adjusted EBITDA measures have been recast to conform to the current presentation. The impact of this update resulted in an increase to Adjusted EBITDA of $6 million and $11 million, respectively, for the three and six months ended June 30, 2024.
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

57 | The AES Corporation | June 30, 2025 Form 10-Q
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

58 | The AES Corporation | June 30, 2025 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA with Tax Attributes (in millions)	2025	2024	2025	2024
Net income (loss)	$(150)	$153	$(223)	$431
Income tax expense (benefit)	167	(35)	184	(51)
Interest expense	352	389	694	746
Interest income	(70)	(88)	(139)	(193)
Depreciation, amortization, and accretion of AROs	354	315	691	633
EBITDA	$653	$734	$1,207	$1,566
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(253)	(182)	(387)	(346)
Less: Income tax expense (benefit), interest expense (income) and depreciation, amortization, and accretion of AROs from equity affiliates	45	28	81	62
Interest income recognized under service concession arrangements	14	16	29	33
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	133	(53)	132	(138)
Unrealized foreign currency losses (gains)	4	12	(3)	3
Disposition/acquisition losses	126	62	167	19
Impairment losses (reversals)	(87)	23	(54)	49
Loss on extinguishment of debt and troubled debt restructuring	4	18	12	50
Restructuring costs	42	—	88	—
Adjusted EBITDA (1)	$681	$658	$1,272	$1,298
Tax attributes	376	191	562	419
Adjusted EBITDA with Tax Attributes (2)	$1,057	$849	$1,834	$1,717
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

59 | The AES Corporation | June 30, 2025 Form 10-Q
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

60 | The AES Corporation | June 30, 2025 Form 10-Q
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

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted PTC (in millions)	2025	2024	2025	2024
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$(95)	$276	$(49)	$708
Income tax expense (benefit) from continuing operations attributable to The AES Corporation	148	(67)	144	(86)
Pre-tax contribution	53	209	95	622
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	133	(53)	128	(138)
Unrealized foreign currency losses (gains)	4	12	(3)	3
Disposition/acquisition losses	125	62	167	19
Impairment losses (reversals)	(87)	23	(54)	49
Loss on extinguishment of debt and troubled debt restructuring	6	20	16	54
Restructuring costs	42	—	88	—
Adjusted PTC	$276	$273	$437	$609

61 | The AES Corporation | June 30, 2025 Form 10-Q
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
The Company reported diluted loss per share of $0.15 and $0.08 for the three and six months ended June 30, 2025, respectively. The Company reported diluted earnings per share of $0.39 and $0.99 for the three and six months ended June 30, 2024, respectively. For purposes of measuring earnings per share under U.S. GAAP, income available to AES common stockholders is reduced by increases in the carrying amount of redeemable stock of subsidiaries to redemption value and increased by decreases in the carrying amount to the extent they represent recoveries of amounts previously reflected in the computation of earnings per share. While the adjustment for the three and six months ended June 30, 2025 decreased earnings per share and the adjustment for the three months ended June 30, 2024 increased earnings per share, neither adjustment impacted Net income on the Condensed Consolidated Statement of Operations. For purposes of computing Adjusted EPS, the Company excluded the adjustment to redemption value from the numerator. The table below reconciles the income available to AES common stockholders used in GAAP diluted earnings per share to the income from continuing operations used in calculating the non-GAAP measure of Adjusted EPS.

62 | The AES Corporation | June 30, 2025 Form 10-Q

Reconciliation of Numerator Used for Adjusted EPS	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions, except per share data)	Loss	Shares	$ per Share	Loss	Shares	$ per Share
GAAP DILUTED LOSS PER SHARE
Loss available to The AES Corporation common stockholders	$(105)	712	$(0.15)	$(59)	712	$(0.08)
Add back: Adjustment to redemption value of redeemable stock of subsidiaries	10	—	0.02	10	—	0.01
NON-GAAP DILUTED LOSS PER SHARE BEFORE EFFECT OF DILUTIVE SECURITIES	$(95)	712	$(0.13)	$(49)	712	$(0.07)
Restricted stock units	—	2	—	—	1	—
NON-GAAP DILUTED LOSS PER SHARE	$(95)	714	$(0.13)	$(49)	713	$(0.07)

Reconciliation of Numerator Used for Adjusted EPS	Three months ended June 30, 2024			Six months ended June 30, 2024
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share
GAAP DILUTED EARNINGS PER SHARE
Income available to The AES Corporation common stockholders	$282	713	$0.39	$708	713	$0.99
Add back: Adjustment to redemption value of redeemable stock of subsidiaries	(6)	—	—	—	—	—
NON-GAAP DILUTED EARNINGS PER SHARE	$276	713	$0.39	$708	713	$0.99

	Three Months Ended June 30,				Six Months Ended June 30,
Reconciliation of Adjusted EPS	2025		2024		2025		2024
Diluted earnings (loss) per share from continuing operations	$(0.13)		$0.39		$(0.07)		$0.99
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	0.18	(1)	(0.07)	(2)	0.19	(3)	(0.19)	(4)
Unrealized foreign currency losses	—		0.01		—		—
Disposition/acquisition losses	0.18	(5)	0.08	(6)	0.23	(7)	0.03	(8)
Impairment losses (reversals)	(0.12)	(9)	0.03	(10)	(0.08)	(11)	0.08	(12)
Loss on extinguishment of debt and troubled debt restructuring	0.01		0.03	(13)	0.02		0.07	(14)
Restructuring costs	0.06	(15)	—		0.12	(16)	—
Less: Net income tax expense (benefit)	0.33	(17)	(0.09)	(18)	0.37	(19)	(0.09)	(18)
Adjusted EPS	$0.51		$0.38		$0.78		$0.89
_____________________________
1.Amount primarily relates to remeasurement of our investment in 5B of $48 million, or $0.07 per share, net unrealized derivative losses at the Energy Infrastructure SBU of $38 million, or $0.05 per share, and unrealized derivative losses on commodities at AES Clean Energy of $33 million, or $0.05 per share.
2.Amount primarily relates to unrealized gains on foreign currency derivatives at Corporate of $34 million, or $0.05 per share, and unrealized gains on cross currency swaps in Brazil of $25 million, or $0.03 per share.
3.Amount primarily relates to remeasurement of our investment in 5B of $48 million, or $0.07 per share, net unrealized derivative losses at the Energy Infrastructure SBU of $46 million, or $0.06 per share, and unrealized derivative losses on commodities at AES Clean Energy of $17 million, or $0.02 per share.
4.Amount primarily relates to net unrealized derivative gains at the Energy Infrastructure SBU of $59 million, or $0.08 per share, unrealized gains on foreign currency derivatives at Corporate of $37 million, or $0.05 per share, and unrealized gains on cross currency swaps in Brazil of $28 million, or $0.04 per share.
5.Amount primarily relates to day-one losses on commencement of sales-type leases at AES Clean Energy Development of $149 million, or $0.21 per share, partially offset by gain on sale of Dominican Republic Renewables of $45 million, or $0.06 per share.
6.Amount primarily relates to day-one losses at commencement of sales-type leases at AES Renewable Holdings of $63 million, or $0.09 per share.
7.Amount primarily relates to day-one losses on commencement of sales-type leases at AES Clean Energy Development of $149 million, or $0.21 per share, and AES Renewable Holdings of $9 million, or $0.01 per share, and losses on remeasurement of contingent consideration at AES Clean Energy of $12 million, or $0.02 per share, partially offset by gain on sale of Dominican Republic Renewables of $45 million, or $0.06 per share.
8.Amount primarily relates to day-one losses at commencement of sales-type leases at AES Renewable Holdings of $63 million, or $0.09 per share, and the loss on partial sale of our ownership interest in Amman East and IPP4 in Jordan of $10 million, or $0.01 per share, partially offset by a gain on dilution of ownership in Uplight due to its acquisition of AutoGrid of $52 million, or $0.07 per share.
9.Amount primarily relates to the derecognition of the valuation allowance on a loan receivable accounted for under ASC 310 and the elimination of estimated costs to sell at Mong Duong of $127 million, or $0.18 per share, after reclassification to held and used, partially offset by impairments at AES Clean Energy of $29 million, or $0.04 per share.
10.Amount primarily relates to impairment at AES Brasil of $12 million, or $0.02 per share.
11.Amount primarily relates to the derecognition of the valuation allowance on a loan receivable accounted for under ASC 310 and the elimination of estimated costs to sell at Mong Duong of $127 million, or $0.18 per share, after reclassification to held and used, partially offset by impairments at AES Clean Energy of $54 million, or $0.08 per share, and at Mong Duong of $9 million, or $0.01 per share.
12.Amount primarily relates to impairment at Mong Duong of $22 million, or $0.03 per share, and impairment at AES Brasil of $12 million, or $0.02 per share.
13.Amount primarily relates to losses incurred at AES Andes due to early retirement of debt of $16 million, or $0.02 per share.
14.Amount primarily relates to losses incurred at AES Andes due to early retirement of debt $29 million, or $0.04 per share, and costs incurred due to troubled debt restructuring at Puerto Rico of $20 million, or $0.03 per share.
15.Amount primarily relates to impairments at AES Clean Energy Development that were the result of the Company-wide restructuring program of $38 million, or $0.05 per share.
16.Amount primarily relates to severance costs associated with the Company-wide restructuring program of $50 million, or $0.07 per share, and impairments at AES Clean Energy Development that were the result of the Company’s restructuring program of $38 million, or $0.05 per share.
17.Amount primarily relates to income tax expense associated with the day-one losses on commencement of sales-type leases at AES Clean Energy Development of $95 million, or $0.13 per share, impairments at AES Clean Energy Development of $50 million, or $0.07 per share, remeasurement and downward adjustment of our investment in 5B of $28 million, or $0.04 per share, the selldown of AES Ohio of $13 million, or $0.02 per share, and net unrealized derivative

63 | The AES Corporation | June 30, 2025 Form 10-Q
losses at Integrated Energy of $18 million, or $0.03 per share.
18.Amount primarily relates to income tax benefits associated with the tax over book investment basis differences related to the AES Brasil held-for-sale classification of $59 million, or $0.08 per share, for the three and six months ended June 30, 2024.
19.Amount primarily relates to income tax expense associated with the day-one losses on commencement of sales-type leases at AES Clean Energy Development of $95 million, or $0.13 per share, impairments at AES Clean Energy Development of $57 million, or $0.08 per share, severance costs related to the Company-wide restructuring program of $23 million, or $0.03 per share, remeasurement and downward adjustment of our investment in 5B of $28 million, or $0.04 per share, net unrealized derivative losses at Integrated Energy of $19 million, or $0.03 per share, and the selldown of AES Ohio of $13 million, or $0.02 per share.
Renewables SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Operating Margin	$85	$100	$(15)	-15%	$158	$163	$(5)	-3%
Adjusted EBITDA (1)	240	154	86	56%	401	265	136	51%
Adjusted EBITDA with Tax Attributes (1)	606	331	275	83%	895	668	227	34%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended June 30, 2025 decreased $15 million. This decrease was primarily driven by a $52 million impact from the sale of AES Brasil, and $43 million negative impact related to changes in mark-to-market of energy derivatives. These negative impacts were partially offset by a $32 million positive impact from new businesses, a $25 million increase related to higher generation in Colombia as a result of increased availability and lower spot prices on energy purchases, and $17 million impact of lower fixed costs, including lower people costs after restructuring.
Adjusted EBITDA for the three months ended June 30, 2025 increased $86 million, primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, restructuring costs, and depreciation.
Adjusted EBITDA with Tax Attributes for the three months ended June 30, 2025 increased $275 million, primarily driven by higher tax attributes realized in the current year due to timing of tax attribute recognition, and the increase in Adjusted EBITDA explained above. During the three months ended June 30, 2025 and 2024, we realized $366 million and $177 million, respectively, from tax attributes earned by our U.S. renewables business.
Operating Margin for the six months ended June 30, 2025 decreased $5 million. This decrease was primarily driven by an $84 million impact from the sale of AES Brasil, a $43 million negative impact related to changes in mark-to-market of energy derivatives, a $19 million increase in fixed costs primarily related to an accelerated growth plan, and $17 million of one-time costs due to restructuring. These negative impacts were partially offset by a $67 million positive impact from new businesses, $36 million increase related to higher generation in Panama as a result of better hydrological conditions during the first quarter of 2025, $25 million increase in Colombia as a result of increased availability and lower spot prices on energy purchases, and $22 million impact of the results of AES Andes moving to Renewables in 2025.
Adjusted EBITDA for the six months ended June 30, 2025 increased $136 million, primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, restructuring costs, and depreciation.
Adjusted EBITDA with Tax Attributes for the six months ended June 30, 2025 increased $227 million, primarily driven by higher tax attributes realized in the current year due to timing of tax attribute recognition, and the increase in Adjusted EBITDA explained above. During the six months ended June 30, 2025 and 2024, we realized $494 million and $403 million, respectively, from tax attributes earned by our U.S. renewables business.
Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, Adjusted EBITDA with Tax Attributes, and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Operating Margin	$136	$156	$(20)	-13%	$291	$276	$15	5%
Adjusted EBITDA (1)	196	214	(18)	-8%	419	396	23	6%
Adjusted EBITDA with Tax Attributes (1)	206	228	(22)	-10%	487	412	75	18%
Adjusted PTC (1) (2)	57	83	(26)	-31%	178	124	54	44%
____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.

64 | The AES Corporation | June 30, 2025 Form 10-Q
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.
Operating Margin for the three months ended June 30, 2025 decreased $20 million, mainly driven by $13 million increase in depreciation expense from additional assets placed in service, $9 million decrease due to the impact of planned outages, $8 million resulting from lower demand due to the impact of weather. These decreases are partially offset by $13 million due to higher retail rates as a result of the 2024 Base Rate Order.
Adjusted EBITDA for the three months ended June 30, 2025 decreased $18 million, primarily due to the drivers above, adjusted for NCI, including the impact of the AES Ohio selldown, and depreciation.
Adjusted EBITDA with Tax Attributes for the three months ended June 30, 2025 decreased $22 million, mainly driven by the drivers above, as well as a $4 million decrease in realized tax attributes, primarily related to the Hardy Hills solar project in the prior year.
Adjusted PTC for the three months ended June 30, 2025 decreased $26 million due to the drivers above.
Operating Margin for the six months ended June 30, 2025 increased $15 million, mainly driven by $83 million increase in margin driven by higher retail rates as a result of the 2024 Base Rate Order, including the impact of certain riders now included in base rate; increase in transmission and rider revenues; and favorable margin due to higher demand due to the impact of weather. These increases are partially offset by $22 million increase in depreciation expenses from additional assets placed in service, $17 million decrease due to the impact of planned outages, $15 million decrease due higher credit losses, and $15 million increase in fixed cost driven by higher income taxes driven by higher assessed values and increase in software cost.
Adjusted EBITDA for the six months ended June 30, 2025 increased $23 million, primarily due to the drivers above, adjusted for NCI, depreciation, and restructuring costs.
Adjusted EBITDA with Tax Attributes for the six months ended June 30, 2025 increased $75 million, mainly driven by the drivers above, as well as a $52 million increase in realized tax attributes, primarily related to the Pike County BESS project in the current year.
Adjusted PTC for the six months ended June 30, 2025 increased $54 million due to the drivers above, offset by higher depreciation expense.
Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Operating Margin	$176	$258	$(82)	-32%	$365	$652	$(287)	-44%
Adjusted EBITDA (1)	254	303	(49)	-16%	508	659	(151)	-23%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended June 30, 2025 decreased $82 million, driven by $64 million higher prior year revenues from the monetization of the Warrior Run coal plant PPA, $43 million due to prior year unrealized derivative gains as part of our commercial hedging strategy, and $22 million of lower generation due to dispatch; partially offset by an increase of $39 million driven by higher availability due to lower maintenance in 2025.
Adjusted EBITDA for the three months ended June 30, 2025 decreased $49 million, primarily due to the drivers above adjusted for NCI, unrealized derivatives, restructuring costs, and equity earnings due to Gatun starting commercial operations.
Operating Margin for the six months ended June 30, 2025 decreased $287 million, driven by $160 million higher prior year revenues from the monetization of the Warrior Run coal plant PPA, $114 million due to prior year unrealized derivative gains as part of our commercial hedging strategy, $22 million of prior year operating margin at AES Andes, which is reported in the Renewables SBU beginning in 2025, $19 million of one-time costs due to restructuring, and $17 million due to the prior year selldown of Amman East and IPP4 in Jordan; partially offset by an increase of $54 million driven by higher availability due to lower maintenance in 2025.
Adjusted EBITDA for the six months ended June 30, 2025 decreased $151 million, primarily due to the drivers above adjusted for NCI, unrealized derivatives, restructuring costs, and equity earnings due to Gatun starting commercial operations.

65 | The AES Corporation | June 30, 2025 Form 10-Q
New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Operating Margin	$(4)	$(2)	$(2)	100%	$(4)	$(4)	$—	—%
Adjusted EBITDA (1)	(17)	(14)	(3)	21%	(42)	(31)	(11)	-35%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended June 30, 2025 decreased $2 million, with no material drivers.
Adjusted EBITDA for the three months ended June 30, 2025 decreased $3 million, primarily due to higher net losses at Fluence. The increased losses were mainly driven by a decline in sales, reflecting lower volumes fulfilled due to the timing of customer schedules.
Operating Margin for the six months ended June 30, 2025 was unchanged from the prior year.
Adjusted EBITDA for the six months ended June 30, 2025 decreased $11 million, primarily due to higher net losses at Fluence. The increased losses were mainly driven by a decline in sales, reflecting lower volumes fulfilled due to the timing of customer schedules.
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
Operational
Trade Restrictions and Supply Chain — In April 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation into whether imports into the U.S. of solar cells and panels from Cambodia, Malaysia, Thailand, and Vietnam (“Southeast Asia”) were circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. In August 2023, Commerce rendered final affirmative findings of circumvention with respect to all four countries, which resulted in the imposition of AD and CVD duties on certain imported cells and panels from Southeast Asia. Commerce’s determination and related matters remain the subject of ongoing litigation before the U.S. Court of International Trade.
In 2024, Commerce and the U.S. International Trade Commission (“U.S. ITC”) initiated new AD/CVD investigations on solar cells and panels imported from Southeast Asia. On April 18, 2025, Commerce rendered final affirmative determinations and AD/CVD rates with respect to all four countries. On June 13, 2025, the U.S. ITC issued its determination that imports from Malaysia and Vietnam have injured the U.S. industry and that imports from Cambodia and Thailand threaten injury (“U.S. ITC Decision”). Commerce then issued orders on June 24, 2025, implementing the AD/CVD rates, which will be subject to annual review by Congress. We do not expect the U.S. ITC Decision to have a negative impact on our business.
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

66 | The AES Corporation | June 30, 2025 Form 10-Q
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
The Trump Administration has threatened or imposed tariffs on a wide range of countries and products. On February 10, 2025, President Trump signed Executive Orders modifying existing Section 232 tariffs on steel and aluminum imports to expand their scope and impose 25% tariffs on both products. The President raised these rates to 50% effective June 4, 2025. At this time, we do not expect the modifications to tariffs on steel and aluminum to have a material impact on our business.
On February 1, 2025, President Trump issued an Executive Order declaring a national emergency under the International Emergency Economic Powers Act (“IEEPA”) and imposing a 10% additional tariff on imports from China, effective February 4, 2025. Effective March 4, 2025, this tariff was increased to 20%.
On April 2, 2025, President Trump issued an Executive Order pursuant to IEEPA imposing an indefinite, baseline reciprocal 10% tariff on almost all goods imported into the U.S., effective April 5, 2025, and individualized higher IEEPA tariffs (11% to 50%) starting April 9, 2025 on goods originating from 57 countries with trade surpluses with the U.S. On April 9, 2025, the U.S. government issued a further Executive Order increasing the IEEPA reciprocal tariff on China to 125% effective April 10, 2025. Concurrently, the U.S. government announced a temporary suspension of the country-specific reciprocal tariff measures targeting most U.S. trading partners for a 90-day period, or until July 9, 2025, which was later extended until August 1, 2025. Effective May 14, 2025, the IEEPA rates applicable to China were lowered to 30%.
During the reciprocal-tariff suspension, many countries have been seeking to reach bilateral trade agreements with the U.S. and the ultimate outcome of any reciprocal or other tariffs with these countries is uncertain.
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
For our U.S. backlog of storage projects scheduled to finish construction and become operational in 2026 or 2027, we have contracted all our battery needs, with almost all of such batteries coming from U.S. or Korean suppliers. We are also well advanced in contracting U.S. domestically manufactured battery modules to support the remainder of our U.S. energy storage growth through 2027.
For our U.S. backlog of wind projects scheduled to be completed in 2025 through 2026, we have contracted and received delivery of all turbines, and for our 2027 backlog of U.S. wind projects, we are fully contracted with U.S. suppliers and suppliers with primarily U.S. manufactured turbines.
Operational Sensitivity to Dry Hydrological Conditions — Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. Dry hydrological conditions in Panama, Colombia, and Chile can present challenges for our businesses in these markets. Low

67 | The AES Corporation | June 30, 2025 Form 10-Q
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
As of mid-2025, the equatorial Pacific remains in an ENSO-neutral state, with no active El Niño or La Niña conditions. Forecasts from leading climate institutions, including the International Research Institute for Climate and Society (“IRI”) suggest that these neutral conditions are likely to persist through the remainder of the year, although there is a probability of La Niña developing in the latter part of the fourth quarter of 2025.
Hydrological patterns during the first half of 2025 have varied across the region, reflecting the transition from weak La Niña conditions to ENSO-neutral, as well as localized atmospheric influences.
In Colombia, hydrological conditions have exceeded historical norms, resulting in elevated reservoir levels and increased hydroelectric output. This has reduced thermal dispatch requirements, lowered spot market prices, and mitigated drought-related risks.
System inflows in Panama have been near historical averages, with the exception of the Bayano reservoir which experienced above-average hydrology conditions. These favorable conditions may result in surplus hydroelectric generation beyond contracted volumes, enabling sales into the spot market.
AES’ hydroelectric generation in Chile is primarily influenced by snowpack and winter precipitation in central regions. During the first half of 2025, both precipitation and snowpack levels were broadly in line with historical averages.
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
U.S. Tax Law Reform & Renewable Energy Tax Credits — On July 4, 2025, the U.S. enacted H.R. 1 (the “2025 Act”). The legislation significantly revised the laws governing U.S. renewable energy tax credits and the U.S. taxation of certain foreign earnings, which may impact our effective tax rate in future periods and could be material. In addition, the 2025 Act included amendments to, and extensions of, various other U.S. corporate income tax provisions including the determination of limitation on interest expense deductions. Any impact may change as U.S. Treasury and Internal Revenue Service (“IRS”) issue additional guidance, which may be material.
The U.S. Inflation Reduction Act of 2022 (the “IRA”) included provisions that benefited the U.S. clean energy industry, including increases, extensions, direct transfers, and/or new tax credits for onshore and offshore wind, solar, storage, and hydrogen projects. We account for U.S. renewables projects according to U.S. GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the value of the tax credit that benefits the tax equity investors at the time of its creation, which for projects utilizing the investment tax credit, begins in the quarter the renewables project is placed in service. For projects utilizing the production tax credit, this value is recognized over 10 years as the facility produces energy.
The 2025 Act amends the phase out of wind and solar ITC and PTC tax credits. Wind and solar renewables projects that begin construction within 12 months of the enactment of the 2025 Act remain eligible for 100% of the credit without the 2027 placed-in-service deadline, provided that, under current Treasury guidance, the projects are placed in service no more than four calendar years after the calendar year when construction began. Renewables projects that begin construction after 12 months of the enactment must be placed in service no later than 2027. Renewables projects that began construction by the end of 2024 are not impacted by the 2025 Act. The 2025 Act does not impose tighter timelines for energy storage projects to qualify for the ITC and PTC, and it allows energy storage projects to receive the full ITC or PTC credit if they begin construction by 2033.

68 | The AES Corporation | June 30, 2025 Form 10-Q
The 2025 Act also imposes a foreign entity of concern restriction for renewables projects, including storage, claiming the ITC or PTC credit that start construction after December 31, 2025. This restriction precludes credits for projects which receive material assistance from a prohibited foreign entity and it effectively limits the percentage of total project costs that may be derived from products that are mined, produced or manufactured in China, with varying permissible percentages depending on the calendar year and applicable renewable technology for the project.
Further, President Trump issued an Executive Order on July 7, 2025 that directed the Secretary of the Treasury to take action to enforce the provisions of the 2025 Act (the “Treasury Action”). The Treasury Action would include enforcing the termination of the ITC and PTC for wind and solar projects and issuing guidance with respect to the determination of the beginning of construction and taking actions to implement and enhance the Foreign Entity of Concern (“FEOC”) restrictions, in each case within 45 days of the enactment of the 2025 Act. The Executive Order also directed the Secretary of the Interior to take action to review its regulations, guidance, policies, and practices for any preferential treatment of wind and solar projects and eliminate those preferences within 45 days (the “Interior Action”).
We expect the vast majority of our renewables project backlog to continue to qualify for the ITC and PTC. However, the Treasury Action may impose additional burdens in qualifying for the ITC and PTC.
In response to the Executive Order, the Department of Interior issued a memorandum requiring any “decisions, actions, consultations, and other undertakings” for wind or solar projects under Department of Interior jurisdiction to go through an additional three-phase approval process ending with approval from the Secretary of the Interior.
Our U.S. wind and solar projects are developed on private land and are designed in a manner that minimizes the potential of a federal nexus. However, due to the broad language of the memorandum, there may be some impact to projects developed on private land.
In 2024, we realized $1,313 million of earnings from Tax Attributes, comprised of $1,293 million from the Renewables SBU and $20 million from the Utilities SBU. In 2025, we expect an increase in earnings from Tax Attributes, mainly from our U.S. renewables business that is in line with the growth in that business. For the six months ended June 30, 2025, we recognized $562 million in Tax Attributes.
The enactment of the 2025 Act requires that substantial guidance be published by the U.S. Department of Treasury and other government agencies. While we have taken significant measures to protect against the impact of changes under the 2025 Act to the IRA, including by implementing a program designed to ensure our backlog of U.S. renewables projects satisfy IRS safe harbor requirements for qualifying for the ITCs and PTCs, the impacts of the 2025 Act, the Treasury Action, the Interior Action or future actions that have the effect of modifying or repealing the ITCs and PTCs or adversely impacting renewable energy projects may be material to our results of operations.
Net CFC Tested Income (“NCTI”) — The 2025 Act amended the Global Intangible Low Taxed Income (“GILTI”) provision by eliminating the reduction to foreign earnings subject to GILTI by an allowable economic return on investment beginning January 1, 2026. The GILTI provision was also renamed to the NCTI provision. Additionally, the 2025 Act modified the U.S. foreign tax credit provisions beginning January 1, 2026. Although the new NCTI rules provide for a reduced 14 percent effective tax rate on captured foreign income, by way of a 40 percent deduction, companies with a U.S. net operating loss or otherwise insufficient taxable income will not benefit from the lower effective tax rate and may not be able to utilize foreign tax credits. The new NCTI rules may subject a portion of our foreign earnings to current U.S. taxation in the future and could be material.
Limitation on Interest Expense Deductions — The 2025 Act retroactively amended the existing limitation on the deductibility of net interest expense beginning January 1, 2025. As amended, the deduction will be limited to interest income, plus 30% of tax basis EBITDA. Previously, the limitation was based on 30% of tax basis Earnings Before Interest and Taxes (EBIT). We expect the amendment to increase the current period permitted interest deductions and reduce the amount of disallowed interest expense subject to an indefinite carryforward. The limitation continues to be inapplicable to interest expense attributable to regulated utility property.
Global Tax — The macroeconomic and political environments in the U.S. and in some countries where our subsidiaries conduct business have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA included a 15% corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income. In June 2025, the IRS released interim guidance for CAMT and announced its intention to revise regulations that were proposed in September 2024. The impact to the Company in 2025 is not expected to be material. We will continue to monitor the issuance of CAMT revised guidance.
The Netherlands, Bulgaria, and Vietnam adopted legislation to implement Pillar 2 effective as of January 1, 2024. In June 2025, the Group of Seven (“G7”) nations issued a statement that they will work together to modify the

69 | The AES Corporation | June 30, 2025 Form 10-Q
Pillar 2 system in a manner that will fully exclude domestic and foreign profits of US-parented groups from Pillar 2’s Undertaxed Profits Rule and Income Inclusion Rule. We will continue to monitor the issuance of draft legislation in other non-EU countries where the Company operates that are considering Pillar 2 amendments and new interpretive guidance.
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
As discussed in Item 3.—Quantitative and Qualitative Disclosures about Market Risk, although most of our existing corporate and subsidiary debt is at fixed rates, an increase in interest rates can have several impacts on our business. For any existing debt under floating rate structures and any future debt refinancings, rising interest rates will increase future financing costs. In most cases in which we have floating rate debt, it is short term in nature or indexed to inflation, which helps mitigate the impact of rising rates. For future debt refinancings, AES actively manages a hedging program to reduce uncertainty and exposure to future interest rates. For new business, higher interest rates increase the financing costs for new projects under development and which have not yet secured financing.
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
Argentina — In July 2024, the Argentine government enacted Law 27,742, known as Ley Bases, declaring a one-year public emergency in administrative, economic, financial, and energy matters. It grants the President delegated powers and initiates broad state reforms to deregulate the economy, including labor reform, the Incentive Regime for Large Investments, modifications to non-income tax measures, and the privatization of state-owned energy companies. Additionally, the Ministry of Energy issued Resolution 150/2024, repealing certain regulations from previous years that involved excessive state and CAMMESA intervention in the Wholesale Electricity Market (“MEM”).
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
On July 4, 2025, the Argentine government issued Decree 450/25, initiating a 24-month transition period to reform and deregulate the country’s electricity market. The decree encourages free contracting between private entities and fosters competition in electricity generation and commercialization.
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

70 | The AES Corporation | June 30, 2025 Form 10-Q
adjusting debt accumulated by the Puerto Rico government and, potentially, other territories (“Title III”). PROMESA also expedites the approval of key energy projects and other critical projects in Puerto Rico.
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Ilumina’s non-recourse debt of $21 million continues to be in technical default and is classified as current as of June 30, 2025.
In 2022, a mediation commenced to resolve the PREPA Title III case. On March 19, 2025, the judge presiding over the case entered an order to permit the filing of an amended plan of adjustment and litigation of specific issues, including administrative expense claim by non-settling bondholders. The stay of plan confirmation and bondholder rights-related litigation was extended without a termination date, and the non-settling bondholders' motion to lift the stay was denied. The PROMESA oversight board filed an amended plan of adjustment and disclosure statement for PREPA on March 28, 2025. The mediation period was extended through October 31, 2025.
Considering the information available as of the date hereof, management believes the carrying amount of our long-lived assets in Puerto Rico of $809 million is recoverable as of June 30, 2025.
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
Regulatory
FERC, RTOs, and Interconnection Prioritization — On February 11, 2025, FERC approved PJM's request for a one-time change in its interconnection process to expedite the interconnection of a limited number of high-capacity resources to support near-term resource adequacy and grid reliability. This change to PJM's interconnection process is not expected to impact the PJM projects already in our backlog since they have received interconnection approvals. However, it will likely create uncertainty and delays in the time for interconnection approvals for our development pipeline of renewables projects in PJM. Other RTOs are considering similar proposals to expedite interconnection approvals for certain high-capacity resources or have received FERC approval for such expediting of interconnection approvals. See Item 1A.—Risk Factors - Our development projects are subject to substantial uncertainties included in the 2024 Form 10-K for further details.
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

71 | The AES Corporation | June 30, 2025 Form 10-Q
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions involved a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict whether and when the PPA Discussions might resume or the outcome of any such discussions. Nor can we predict how DG Comp might resolve its review if the PPA Discussions do not resume or if any such discussions fail to result in an agreement concerning the agency's review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2025, the carrying value of our long-lived assets at Maritza is $341 million.
AES Ohio Smart Grid Phase 2 Filing — In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO Staff and other parties on the pending Smart Grid Phase 2 Application and an evidentiary hearing was held on October 29, 2024. A fundamental premise of the application was the continued availability of rider recovery of Smart Grid investments through the plan period. However, with the recent enactment of Sub. H.B. 15 described below, which prohibits AES Ohio from applying for a new electric security plan which includes certain rider recovery mechanisms, as well as the near-term financial uncertainty created by the statute, AES Ohio withdrew its Smart Grid Phase 2 Application on May 23, 2025. This withdrawal will provide AES Ohio flexibility as to the timing and scope of Smart Grid investments to continue to deliver their benefits to customers.
AES Ohio Distribution Rate Case — On November 29, 2024, AES Ohio filed a new distribution rate case with the PUCO. The investments reflected in the distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. Among other matters, the application requests: (i) an increase to its annual distribution revenue requirement of $235 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider; (ii) a return on equity of 10.95% and a cost of long-term debt of 4.49% on a distribution rate base of $1.3 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt; and (iii) a date certain of September 30, 2024 and a test period of June 1, 2024 – May 31, 2025. The rate case application also includes a proposal for increased tree-trimming expenses. On June 27, 2025, the PUCO Staff submitted their Report and Recommendations; the PUCO has set the evidentiary hearing to begin September 9, 2025.
AES Ohio Legislation — On April 30, 2025, the Ohio legislature passed a new energy legislation (H.B. 15) that was signed by the Governor and will be effective on August 14, 2025. The legislation allows Ohio's electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans and associated recovery riders. Among other provisions, the legislation eliminates the Legacy Generation Resource (LGR) Rider, which allows for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including not recovering any remaining regulatory asset balance amount or future net OVEC costs and revenue, could be material to our results of operations, financial condition, and cash flows. As of June 30, 2025, AES Ohio established a reserve of $3.2 million for the LGR regulatory asset.
AES Indiana Rate Case Filing — On June 3, 2025, AES Indiana filed a petition with the IURC for authority to increase its basic rates and charges. If approved, AES Indiana's proposed revenue increase will be implemented in two phases: $85.4 million, or 4.5%, in 2026, and $107.5 million, or 5.6%, in 2027. A hearing on this petition is expected to be held in November 2025. We expect to receive an order from the IURC and place new rates into effect by the end of the second quarter of 2026.
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate.
The overall economic climate in Argentina has been volatile, resulting in increased risk that a further significant devaluation of the Argentine peso against the USD, similar to the devaluations experienced by the country in 2018, 2019, and 2023, may occur. A continued trend of peso devaluation could result in increased inflation, a deterioration of the country’s risk profile, and other adverse macroeconomic effects that could significantly impact our results of operations. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.

72 | The AES Corporation | June 30, 2025 Form 10-Q
Impairments and Realizability
Long-lived Assets and Current Assets Held-for-Sale — During the six months ended June 30, 2025, the Company recognized asset impairment expense of $121 million. See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets and current assets held-for-sale that were assessed for impairment totaled $31 million at June 30, 2025.
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
Tax Asset Realizability — Certain AES Chilean businesses have recorded net deferred tax assets ("DTA") of $245 million relating primarily to net operating loss carryforwards, which are not subject to expiration. Their realization is dependent on generating sufficient taxable income. At this time, management believes it is more likely than not that all of the DTA will be realized; however, it could be reduced by way of valuation allowance in the near term if estimates of future taxable income are reduced.
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
In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Indiana and Maryland) affected the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and, accordingly, the EPA issued federal implementation plans that both updated existing CSAPR NOx ozone season emission budgets for electric generating units (“EGUs”) within these states and implemented these budgets through modifications to the CSAPR NOx ozone season allowance trading program. Implementation started in the 2017 ozone season (May-September 2017). Affected facilities receive fewer ozone season NOx allowances in 2017 and later, possibly resulting in the need to purchase additional allowances. Following legal challenges to the CSAPR Update Rule, on April 30, 2021, the EPA issued the Revised CSAPR Update Rule. The Revised CSAPR Update Rule required affected EGUs within certain states (including Indiana and Maryland) to participate in a new trading program, the CSAPR NOx Ozone Season Group 3 trading program. These affected EGUs received fewer NOx Ozone Season allowances beginning in 2021.
On June 5, 2023, the EPA published a final Federal Implementation Plan ("FIP") to address air quality impacts

73 | The AES Corporation | June 30, 2025 Form 10-Q
with respect to the 2015 Ozone NAAQS. The rule establishes a revised CSAPR NOx Ozone Season Group 3 trading program for 22 states, including Indiana and Maryland, and became effective during 2023. The FIP also includes enhancements to the revised Group 3 trading program, which include a dynamic budget setting process beginning in 2026, annual recalibration of the allowance bank to reflect changes to affected sources, a daily backstop emissions rate limit for certain coal-fired EGUs beginning in 2024, and a secondary emissions limit prohibiting certain emissions associated with state assurance levels. It is too early to determine the impact of the final FIP, but it may result in the need to purchase additional allowances or make operational adjustments. On June 27, 2024, the U.S. Supreme Court issued an order granting a stay of the EPA’s 2023 FIP pending resolution of legal challenges to the FIP.
While the Company's additional CSAPR compliance costs to date have been immaterial, the future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time, but it could be material.
Mercury and Air Toxics Standard — In April 2012, the EPA’s rule to establish maximum achievable control technology standards for hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective and AES facilities implemented measures to comply, as applicable. On May 7, 2024, the EPA published a final rule to revise MATS for coal and oil-fired EGUs. The final rule became effective on July 8, 2024. The final rule lowers certain emissions limits and revises certain other aspects of MATS. The MATS RTR Rule is subject to legal challenges. On October 4, 2024, the U.S. Supreme Court denied emergency stay applications. On June 17, 2025, the EPA published a proposed rule to repeal the majority of the May 7, 2024 final rule revising MATS.
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

74 | The AES Corporation | June 30, 2025 Form 10-Q
Federal Plan if a state were to not submit an approvable plan). The May 2024 rule is subject to legal challenges. On October 16, 2024, the U.S. Supreme Court denied emergency stay applications.
On June 17, 2025, the EPA published a proposed rule to repeal the May 9, 2024 final rules for new and existing EGUs in addition to 2015 greenhouse gas NSPSs for certain new EGUs. In this proposed rule, the EPA also offered an alternative proposal to repeal a narrower set of greenhouse gas requirements which would include the repeal of requirements for existing EGUs and requirements based on carbon capture and sequestration for new EGUs.
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
On May 18, 2023, the EPA published a proposed rule that would expand the scope of CCR units regulated by the CCR Rule to include inactive surface impoundments at inactive generating facilities as well as additional inactive and closed landfills and certain other accumulations of CCR. On May 8, 2024, the EPA published final revisions to the CCR rule which are effective on November 8, 2024. The final revisions expand the scope of CCR units regulated by the CCR rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. On July 22, 2025, the EPA published both a direct final rule and a proposed rule that, if finalized, would extend certain deadlines for CCR management units associated with its May 8, 2024 revisions to the CCR Rule. It is too early to determine the potential impact.
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

75 | The AES Corporation | June 30, 2025 Form 10-Q
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

76 | The AES Corporation | June 30, 2025 Form 10-Q
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
Capital Resources and Liquidity
Overview
As of June 30, 2025, the Company had unrestricted cash and cash equivalents of $1.4 billion, of which $9 million was held at the Parent Company and qualified holding companies. The Company had restricted cash and debt service reserves of $851 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $23.9 billion and $5.8 billion, respectively. Of the $2.7 billion of our current non-recourse debt, $2.6 billion was presented as such because it is due in the next twelve months and $175 million relates to debt considered in default. AES Puerto Rico is in payment default. All other defaults are not payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q for additional detail. As of June 30, 2025, the Company also had $621 million outstanding related to supplier financing arrangements.
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $990 million in recourse debt which matures within the next twelve months, including $67 million in outstanding borrowings under the commercial paper program. Furthermore, we have $393 million due under supplier financing arrangements that have a guarantee, $216 million guaranteed by the Parent Company and $177 million guaranteed by subsidiaries. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Additionally, commercial paper issuances are short-term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company’s $30 billion of total gross debt outstanding as of June 30, 2025, approximately $9.2 billion accrues interest at variable rates. The Company actively hedges its current and expected variable rate exposure through a combination of currently effective and forward starting interest rate swaps. As of June 30, 2025, the total maximum outstanding amount of hedges protecting the company against current and expected variable rate exposure was $9.4 billion. These hedges generally provide economic protection through the entire expected life of the projects, regardless of the type of debt issued to finance construction or refinance the projects in the future.

77 | The AES Corporation | June 30, 2025 Form 10-Q
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock, and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of June 30, 2025, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $4.7 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of June 30, 2025, we had $310 million in letters of credit under bilateral agreements, $163 million in letters of credit outstanding provided under our unsecured credit facilities, and $48 million in letters of credit outstanding provided under our revolving credit facilities. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations. During the quarter ended June 30, 2025, the Company paid letter of credit fees ranging from 1% to 3% per annum on the outstanding amounts.
Additionally, in connection with certain project financings, some of the Company's subsidiaries have expressly undertaken limited obligations and commitments. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of June 30, 2025, the maximum undiscounted potential exposure to guarantees and letters of credit issued by our subsidiaries was $5.6 billion, including $1.9 billion of customary payment guarantees under EPC contracts and other agreements, $1.6 billion of letters of credit outstanding, $1.3 billion of surety bonds and other guarantees issued by insurance companies, and $816 million of tax equity financing related guarantees.
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

78 | The AES Corporation | June 30, 2025 Form 10-Q
Long-Term Receivables
As of June 30, 2025, the Company had approximately $110 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond June 30, 2026, or one year from the latest balance sheet date. Noncurrent receivables in the U.S. pertain primarily to the sale of the Redondo Beach land. Noncurrent receivables in Chile pertain primarily to payment deferrals granted to mining customers as part of our green blend agreements. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q for further information.
As of June 30, 2025, the Company had a $905 million loan receivable related to the Mong Duong facility in Vietnam, which was constructed under a build, operate, and transfer contract. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. Of the loan receivable balance, $105 million was classified in Other current assets and $800 million was classified in Loan receivable on the Condensed Consolidated Balance Sheets. See Note 5—Financing Receivables and Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the six months ended June 30, 2025 were debt financings, cash flows from operating activities, sales to noncontrolling interests, purchases under supplier financing arrangements, and issuance of preferred shares in subsidiaries. The primary uses of cash in the six months ended June 30, 2025 were repayments of debt, capital expenditures, and repayments of obligations under supplier financing arrangements.
The primary sources of cash for the Company in the six months ended June 30, 2024 were debt financings, purchases under supplier financing arrangements, and cash flows from operating activities. The primary uses of cash in the six months ended June 30, 2024 were capital expenditures, repayments of debt, and repayments of obligations under supplier financing arrangements.
A summary of cash-based activities is as follows (in millions):

	Six Months Ended June 30,
Cash Sources:	2025	2024
Issuance of non-recourse debt	$2,332	$3,798
Borrowings under the revolving credit facilities	2,128	4,003
Net cash provided by operating activities	1,521	679
Sales to noncontrolling interests	1,138	323
Issuance of recourse debt	800	950
Purchases under supplier financing arrangements	567	708
Issuance of preferred shares in subsidiaries	452	—
Commercial paper borrowings (repayments), net	67	690
Sale of short-term investments	52	534
Other	375	121
Total Cash Sources	$9,432	$11,806

Cash Uses:
Capital expenditures (1)	$(2,586)	$(3,833)
Repayments under revolving credit facilities	(2,398)	(2,582)
Repayments of non-recourse debt	(1,490)	(2,726)
Repayments of obligations under supplier financing arrangements	(862)	(1,055)
Repayments of recourse debt	(774)	—
Distributions to noncontrolling interests	(338)	(128)
Dividends paid on AES common stock	(250)	(238)
Purchase of emissions allowances	(234)	(91)
Purchase of short-term investments	(36)	(604)
Other	(302)	(391)
Total Cash Uses	$(9,270)	$(11,648)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$162	$158
_____________________________
(1)Includes interest capitalized on development and construction of $242 million and $327 million for the six months ended June 30, 2025 and 2024, respectively. Of the total capitalized, $232 million and $293 million, respectively, are related to recourse and non-recourse debt interest payments. The remaining capitalized interest is primarily related to supplier financing arrangements. Interest capitalized during development and construction decreased primarily due to fewer projects in development at the Renewables SBU.

79 | The AES Corporation | June 30, 2025 Form 10-Q
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative six-month period (in millions):

	Six Months Ended June 30,
Cash flows provided by (used in):	2025	2024	$ Change
Operating activities	$1,521	$679	$842
Investing activities	(2,882)	(4,224)	1,342
Financing activities	1,462	3,759	(2,297)
Operating Activities
Net cash provided by operating activities increased $842 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
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
•Adjusted net income increased $109 million, primarily due to increased proceeds from the transfer of U.S. investment tax credits, and a decrease in cash paid for interest and income taxes, partially offset by lower margin at our Energy Infrastructure SBU.
•Change in working capital increased $733 million, primarily due to a decrease in accounts receivable due to the timing of collections and billings, a decrease in prepaid expense and other assets due to the timing of collection of tax credit transfer proceeds and proceeds from interest rate swap settlements, an increase in accounts payable due to the timing of payments, an increase in accrued interest due to higher debt balances and interest rates, and an impact from changes in income tax payable mainly due to lower taxable income in 2024 and timing of advanced tax payments in Colombia, as well as higher VAT at Maritza. These increases were partially offset by the prior year sale of financing receivables under the Warrior Run PPA termination agreement.

80 | The AES Corporation | June 30, 2025 Form 10-Q
Investing Activities
Net cash used in investing activities decreased $1.3 billion for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Investing Cash Flows
(in millions)
•Cash from short-term investing activities increased $86 million, primarily due to the sale of AES Brasil in October 2024 and the timing of deposits at AES Global Insurance.
•Purchase of emissions allowances increased $143 million primarily due to higher CO2 purchases at Maritza.
•Capital expenditures decreased $1.2 billion, discussed further below.
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
•Growth expenditures decreased $1.1 billion, primarily driven by a decrease in expenditures for U.S. renewables projects compared to the prior year.
•Maintenance expenditures decreased $131 million, primarily driven by a $56 million decrease at AES Indiana and Southland due to the timing of maintenance, and a $39 million decrease due to the sale of AES Brasil in October 2024.

81 | The AES Corporation | June 30, 2025 Form 10-Q
Financing Activities
Net cash provided by financing activities decreased $2.3 billion for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Financing Cash Flows
(in millions)
See Notes 1—Financial Statement Presentation, 8—Obligations, and 12—Equity in Item 1.—Financial Statements of this Form 10-Q for more information regarding significant transactions.
•The $1.6 billion impact from non-recourse revolvers is primarily due to $1.4 billion and $279 million of higher net repayments in the current year at the Renewables and Utilities SBUs, respectively; partially offset by $75 million of higher net repayments at the Infrastructure SBU in the prior year.
•The $924 million impact from recourse debt is primarily due to the issuance of $950 million subordinated notes at the Parent Company in the prior year, partially offset by the issuance of $800 million of senior notes and repayments of $774 million at the Parent Company in the current year.
•The $623 million impact from commercial paper and $50 million impact from the Parent Company revolver are due to higher net borrowings in the prior year.
•The $230 million impact from non-recourse debt transactions is primarily due to $1.3 billion of higher net borrowings at the Energy Infrastructure and Utilities SBUs in the prior year, which included $273 million related to the sale of future revenue at Warrior Run which was recorded as non-recourse debt; partially offset by $1.1 billion of higher net borrowings at the Renewables SBU in the current year.
•The $815 million impact from sales to noncontrolling interests is primarily due to $541 million from the sale of ownership interest in AES Ohio in the current year, a $233 million increase in proceeds at AES Clean Energy Development and AES Renewable Holdings from the sales of ownership in project companies to tax equity investors, and $150 million at AES Indiana from the sale of ownership in the Pike County BESS project to a tax equity investor in the current year; partially offset by $47 million related to the prior year sale of ownership interest in Hardy Hills to a tax equity investor, a $40 million decrease in sales under the Chile Renovables partnership with GIP, and $35 million related to the prior year sale of ownership interest in the Marahu project.
•The $452 million impact from issuance of preferred shares in subsidiaries is primarily due to the proceeds received from the issuance of preferred shares in AES Global Insurance.
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

82 | The AES Corporation | June 30, 2025 Form 10-Q
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

	June 30, 2025	December 31, 2024
Consolidated cash and cash equivalents	$1,350	$1,524
Less: Cash and cash equivalents at subsidiaries	(1,341)	(1,259)
Parent Company and qualified holding companies’ cash and cash equivalents	9	265
Commitments under the Parent Company credit facilities	2,300	1,800
Less: Letters of credit under the credit facilities	(48)	(18)
Less: Borrowings under the commercial paper program	(67)	—
Borrowings available under the Parent Company credit facilities	2,185	1,782
Total Parent Company Liquidity	$2,194	$2,047
The Parent Company paid dividends of $0.17595 per outstanding share to its common stockholders during the first and second quarters of 2025 for dividends declared in December 2024 and February 2025. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $5.8 billion and $5.7 billion as of June 30, 2025 and December 31, 2024, respectively. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q and Note 12—Obligations in Item 8.—Financial Statements and Supplementary Data of our 2024 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our revolving credit facilities and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of June 30, 2025, we were in compliance with these covenants at the Parent Company level.
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

83 | The AES Corporation | June 30, 2025 Form 10-Q
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2.7 billion. The portion of current debt related to such defaults was $175 million at June 30, 2025, all of which was non-recourse debt related to three subsidiaries: AES Puerto Rico, AES Ilumina, and AES Jordan Solar. AES Puerto Rico is in payment default. All other defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of June 30, 2025, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit agreement as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of June 30, 2025, none of the defaults listed above resulted in a cross-default under the recourse debt of the Parent Company. Furthermore, none of the non-recourse debt in default listed above is guaranteed by the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2024 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2025.
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

84 | The AES Corporation | June 30, 2025 Form 10-Q
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
As of June 30, 2025, we project pre-tax earnings exposure on a 10% increase in commodity prices to be less than a $5 million gain for power, less than a $5 million gain for gas, and less than a $5 million loss for coal. The sensitivities are calculated using industry-standard valuation techniques to revalue all transactions (physical and financial commodity transactions) in the portfolio for a change in the underlying prices the transactions are exposed to and excludes correlation effects, including those due to renewable resource availability. The models reference market prices of commodities across future periods and associated volatility of these market prices. Prices and volatilities are predominantly based on observable market prices.
Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
In the Energy Infrastructure SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. In California, our Southland once-through cooling generation units (“Legacy Assets”) in Long Beach and Huntington Beach have been extended to operate through 2026 under capacity contracts with the State as part of the Strategic Reserve program. Our facility in Redondo Beach has been retired effective January 1, 2024. Our ability to operate the Long Beach facility at full capacity through 2025 was approved under Tentative Time Schedule Order coverage in November 2023. Approval to operate Long Beach through 2026 will be subject to review with State Agencies. Our Southland combined cycle gas turbine (Southland Energy) units benefit from higher power and lower gas and carbon prices, depending on the contracted or hedge position. The AES Andes business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. A significant portion of our PPAs through 2025 include mechanisms of indexation that adjust the price of energy based on fluctuations in the price of coal, with an index defined by the National Energy Commission based on the physical coal imports for the energy system. This mechanism mitigates exposures to changes in the price of fuel. The increasing share of renewable energy in Chile's power market may reduce reliance on thermal units and impact power price volatility, which could impact our cost to serve certain unregulated PPAs. In the Dominican Republic, we own natural gas plants contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices. Our thermal asset in Panama has PPAs with distribution companies which matches the term of the LNG supply agreement of such thermal assets. New entrants into the Panama thermal generation market could impact the dispatch of existing generation, requiring purchases in the spot market to satisfy the PPA obligations. Contract levels do not always match our generation availability or needs, and our assets may be sellers of spot prices in excess of contract levels or a net buyer in the spot market to satisfy contract obligations, which could impact existing fuel supply commitments. Our assets operating in Vietnam and Bulgaria have minimal exposure to commodity price risk as they have no or minor merchant exposure and fuel is subject to a pass-through mechanism.

85 | The AES Corporation | June 30, 2025 Form 10-Q
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
AES has unhedged forward-looking earnings which are exposed to foreign exchange deterioration risk from the Argentine peso that could be material. As of June 30, 2025, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries in the Colombian peso, Euro, and Argentine peso may be exposed to exchange rate movements, with a total potential loss of less than $5 million.
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
As of June 30, 2025, the portfolio’s 2025 pre-tax earnings exposure to a one-time 100-basis-point increase in interest rates for our Argentine peso, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $5 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.

86 | The AES Corporation | June 30, 2025 Form 10-Q
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
The Company, under the supervision and with the participation of its management, including the Company’s CEO and CFO, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.
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
Remediation Efforts and Status
As of the date of the filing of this Quarterly Report on Form 10-Q, our management has taken significant measures towards remediation of this material weakness. While we have implemented the remediation measures described below, our conclusion on remediation will take place during our annual SOX testing which will conclude with the filing of our annual financial statements.
The remediation actions implemented to date include: (i) policy updates detailing steps to perform in an impairment analysis of complex ownership structures, (ii) detailed instructions on considerations to be included in the fair value estimations, (iii) updates to held-for-sale and discontinued operations policies, and (iv) training to impacted personnel.
Following a thorough review, Management determined that the revised controls have been designed effectively. However, the material weakness will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through the testing mentioned above, that the controls are operating effectively. Management will continue to monitor the operating effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate.
Changes in Internal Controls over Financial Reporting
Other than the remediation efforts described above, there were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

87 | The AES Corporation | June 30, 2025 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of June 30, 2025. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a governmental authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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
In September 2015, AES Southland Development, LLC and AES Redondo Beach, LLC filed a lawsuit against the California Coastal Commission (the “CCC”) over the CCC's determination that the site of AES Redondo Beach included approximately 5.93 acres of CCC-jurisdictional wetlands. The CCC has asserted that AES Redondo Beach has improperly installed and operated water pumps affecting the alleged wetlands in violation of the California Coastal Act and Redondo Beach Local Coastal Program (“LCP”). Potential outcomes of the CCC determination could include an order requiring AES Redondo Beach to perform a restoration and/or pay fines or penalties. AES Redondo Beach believes that it has meritorious arguments concerning the underlying CCC determination, but there can be no assurances that it will be successful. On March 27, 2020, AES Redondo Beach, LLC sold the site to an unaffiliated third-party purchaser that assumed the obligations contained within these proceedings. On May 26, 2020, CCC staff sent AES an NOV directing AES to discontinue any operation of the water pumps in the alleged

88 | The AES Corporation | June 30, 2025 Form 10-Q
wetlands and to submit a Coastal Development Permit (“CDP”) application for the removal of the water pumps within the alleged wetlands. The NOV also directed AES to submit technical analysis regarding additional water pumps located within onsite electrical vaults and, if necessary, a CDP application for their continued operation. With respect to the vault pumps, AES provided the CCC with the requested analysis and the CCC has not required further action. With respect to the pumps in the alleged wetlands, AES locked out those pumps to prevent further operation and submitted the CDP to the permitting authority, the City of Redondo Beach (the “City”), with respect to AES’ plans to disable or remove the pumps. On October 14, 2020, the City deemed the CDP application to be complete and indicated a public hearing will be required. AES submitted all required information and waited for the City to continue processing the application. In December 2023, the City indicated it would continue processing the CDP application; AES has since followed up with the City and awaits the next phase of the permitting process. AES will vigorously defend its interests with regard to the NOV, but we cannot predict the outcome of the matter at this time. However, settlements and litigated outcomes of Coastal Act and LCP claims alleged against other companies have required them to pay significant civil penalties and undertake remedial measures.
On March 23, 2021, the U.S. District Court for the Southern District of Indiana approved and entered a judicial consent decree among AES Indiana, the United States on behalf of the Environmental Protection Agency (EPA), and the Indiana Department of Environmental Management (“IDEM”). The decree resolved allegations by EPA and IDEM that AES Indiana had violated the federal Clean Air Act (“CAA”) at its Petersburg Station, which AES denies. Under the decree, AES Indiana agreed to certain emission limits and annual caps on NOx, SO2 and PM emissions at the four Units at the station; paid a civil penalty of $1.525 million; retired Units 1 and 2, spent $325,000 on an environmentally beneficial project to preserve local, ecologically-significant lands (notice of completion of which was provided May 8, 2025); and will spend a total of $5 million on a further environmental mitigation project to build and operate a new, non-emitting source of generation at the site.
In December 2018, a lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, and three other AES affiliates. The lawsuit purports to be brought on behalf of over 100 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands $476 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. The AES companies have moved to dismiss the lawsuit. That motion is under consideration by the relevant court of first instance. The AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. Subsequently, the claimants withdrew the lawsuit with respect to AES Puerto Rico. The lawsuit remains pending against the other AES defendants (“AES Defendants”) and the unaffiliated defendants. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually, nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court, namely, the Civil Court of La Vega (“CFI”). In May 2024, the CFI dismissed the entire case due to the expiry of the statute of limitations. Later in 2024, the claimants appealed the dismissal to the relevant intermediate appellate court, where proceedings are ongoing. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
In October 2019, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the environmental permit of the Ventanas Complex, initiating a sanctioning process through Exempt Resolution N° 1 / ROL D-129-2019. The alleged charges include exceeding generation limits, failing to reduce emissions during episodes of poor air quality, exceeding limits on discharges to the sea, and exceeding noise limits. AES Andes has submitted a proposed “Compliance Program” to the SMA for the Ventanas Complex. The latest version of this Compliance Program was submitted on May 26, 2021. On December 30, 2021, the Compliance Program was approved by the SMA. AES Andes has completed the Compliance Program and is planning to file its final report in Q3-2025. The SMA will review the final report. If the SMA approves the final report, the Compliance Program will be considered fully completed, and thus any alleged charges associated with the same will be considered permanently waived. Separately, an ex officio action was brought by the SMA due to

89 | The AES Corporation | June 30, 2025 Form 10-Q
alleged exceedances of generation limits, which would require the Company to reduce SO2, NOX and PM emissions in order to achieve the emissions offset established in the Compliance Program. On January 6, 2022, AES Andes filed a request with the SMA seeking modification of the means for compliance with the ex officio action. On January 17, 2023, the SMA approved street paving measures, or alternatively a program providing heaters for community members, as the means to satisfy the air emissions offsets in the approved Compliance Plan. The cost of the proposed Compliance Program is approximately $10.8 million and is in the execution stage. Fines are possible if the SMA determines there is an unsatisfactory execution of the Compliance Program. On April 21, 2023, the SMA notified AES Andes of a resolution alleging an additional “serious” non-compliance of the Ventanas Complex failing to reduce emissions during episodes of poor air quality. On May 24, 2023, AES Andes submitted disclaimers to the SMA in response to this resolution. On May 10, 2024, the Company was notified of a fine for $180,515. On June 3, 2024, the Company appealed this fine to the Environmental Court. The appellate hearing occurred on April 3, 2025; the Environmental Court’s decision on the appeal is pending. The Company believes that it has meritorious defenses and will continue to assert them vigorously in this dispute; however, there can be no assurances that it will be successful.
On May 12, 2021, the Mexican Federal Attorney for Environmental Protection (the “Agency”) initiated an environmental audit at the Termoeléctrica Peñoles thermal generation facility (“TEP”). On January 20, 2023, TEP was notified of the resolution issued by the Agency, which alleges breaches of air emission regulations, including the failure to submit reports. The resolution imposes a fine of $27,615,140 pesos (approximately $1.5 million), as well as a series of corrective measures. On March 3, 2023, TEP filed a lawsuit in an administrative court—The Specialized Chamber of the Federal Administrative Justice Tribunal (“Chamber”)—challenging the legality of the Agency’s resolution and fine. On May 30, 2025, the Chamber issued a final administrative ruling denying TEP’s lawsuit. On July 1, 2025, TEP appealed to the Federal District Court. TEP’s appeal challenges the constitutionality of the Agency’s regulations (demanda de amparo) and requests a stay of enforcement of the Chamber’s final administrative ruling. The appeal has been duly admitted and the Federal District Court’s decision on the injunction request is pending. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In February 2022, a lawsuit was filed in Dominican Republic civil court against the Company. The lawsuit purports to be brought on behalf of over 425 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $600 million in alleged damages. The lawsuit does not identify or provide any supporting information concerning the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In February 2024, at the request of the Company, the Dominican Supreme Court of Justice transferred the case to a different civil court, namely, the Civil Court of La Vega. The claimants’ attempt to recuse the presiding judge has been rejected by the relevant Dominican appellate court. The parties have completed briefing on the Company’s motion to dismiss the lawsuit. That motion is under consideration by the relevant court of first instance. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.
On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged charges relating to the Alto Maipo facility, all of which are categorized by the SMA as “serious.” The alleged charges include untimely completion of intake works and insufficient capture by the provisional works, irrigation water outlet, and canal contemplated by an agreement with local communities; non-compliance with the details of the forest management plans and intervention in unauthorized areas; construction of a road in a restricted paleontological area; and unlawful moving of fauna. On February 16, 2023, the Alto Maipo project submitted an initial compliance program to the SMA, which has undergone observations by the SMA and interested third parties and has been resubmitted by the project. On December 9, 2024 the SMA rejected the latest version of the Compliance Program. On December 16, 2024, Alto Maipo submitted a petition for reconsideration. If appeals are unsuccessful, the imposition of fines are possible.
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

90 | The AES Corporation | June 30, 2025 Form 10-Q
judicial proceeding on this matter, AES Andes will defend itself vigorously. Given the early nature of this investigation, we are unable to estimate any potential impact of the investigation or its eventual outcome on our business, financial condition or results of operations.
In April 2025, an alleged shareholder of Fluence Energy, Inc. (“Fluence”) filed a putative securities class action in the U.S. District Court for the Eastern District of Virginia (“Court”) against Fluence and certain of Fluence’s officers and directors. The complaint in the case also named the Company and AES Grid Stability, LLC as defendants (together, the “AES Defendants”). In May 2025, the Court consolidated the lawsuit with another putative securities class action against Fluence and certain of its officers and directors. The Court also appointed a lead plaintiff (the “Plaintiff”) and lead plaintiffs’ counsel for the consolidated lawsuit. In June 2025, the Plaintiff filed a consolidated amended complaint against Fluence, certain of its officers and directors (the “Individual Fluence Defendants” and, together with Fluence, the “Fluence Defendants”), and the AES Defendants. The Plaintiff seeks to pursue claims on behalf of a putative class of all purchasers of Fluence Class A common stock between October 28, 2021 and February 10, 2025. The Plaintiff alleges that the Fluence Defendants made allegedly false or misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder. In addition, the Plaintiff asserts claims against the Individual Fluence Defendants and the AES Defendants as alleged “control persons” under Section 20(a) of the Exchange Act. In July 2025, the Fluence Defendants and the AES Defendants filed separate motions to dismiss the consolidated lawsuit. After further briefing and a hearing in September 2025 the Court will decide the motions. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this lawsuit; however, there can be no assurances that they will be successful in their efforts.
In May 2025, a special session of the Federal Regional Court of the 1st Region of Brazil ("TRF1”) issued a decision dismissing the claims of Sul, which was sold to a third party in 2016 (“Buyer”), to annul ANEEL’s Order 288. Order 288 was issued in May 2002 and retroactively changed the effects of the Wholesale Energy Market (“MAE”) for the year 2001. The aggregate impact of Order 288 for AES Sul was to reverse a gain on certain purchases and sales into an approximately R$75 million ($14 million) loss, estimated as of May 2002. The TRF1’s May 2025 decision reversed its April 2013 decision in Sul’s favor that annulled Order 288. Sul intends to challenge the May 2025 decision through clarification and/or appeal. In the event of an unsuccessful outcome for Sul, the Buyer may attempt to seek recovery of losses relating to the R$75 million ($14 million) loss above, an additional amount of approximately R$27 million ($5 million) that was collected by Sul in 2008 and may need to be reimbursed, plus interest on these amounts, from the AES seller and The AES Corporation under the sale agreement. In that event, AES would defend itself vigorously; however, there can be no assurances that it would be successful in its efforts.
On May 30, 2025, an arbitral tribunal (the “Tribunal”) of the International Centre for the Settlement of Investment Disputes (“ICSID”) issued an arbitration award in the Company’s favor (“Award”) in connection with a treaty arbitration initiated by the Company against the Argentine Republic (“Argentina”) under the US-Argentina bilateral investment treaty (“BIT”). In the Award, the Tribunal found that certain measures taken by Argentina in relation to its power sector, beginning in late 2001, breached the BIT. The Tribunal ordered Argentina to pay to the Company approximately $733 million in damages, including an award of costs, as well as accrued interest. Argentina has 120 days from the issuance of the Award to seek annulment of the Award before a new panel of three arbitrators appointed by ICSID (“Annulment Panel”). If Argentina makes an annulment application it would likely result in a stay of execution of the Award pending constitution of the Annulment Panel, after which the Annulment Panel would rule on whether to continue such stay and, if so, on what terms. The Company can provide no assurance as to whether Argentina will make an annulment application, or how an Annulment Panel would rule on any request to stay execution of the Award or the merits of any annulment application. Relatedly, measures to enforce the Award through judicial means entail a process that is inherently unpredictable; as a result, the Company cannot provide any assurance as to the timing or success of such enforcement measures. The Company may attempt to settle this dispute with Argentina. However, the Company can provide no assurances regarding the likelihood, substance, or timing of any such settlement.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A.—Risk Factors of our 2024 Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

91 | The AES Corporation | June 30, 2025 Form 10-Q
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of AES Common Stock during the second quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 — April 30	—	$—	—	$264,000,000
May 1 — May 31	—	—	—	264,000,000
June 1 — June 30	—	—	—	264,000,000
Total	—	—	—	$264,000,000
_______________________________
(1)         On July 7, 2010, The AES Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase up to $500 million of shares of its outstanding common stock, depending on cash availability, market conditions, and other factors. The original authorization was set to expire on December 31, 2010, however, in December 2010, the Board authorized an extension of the stock repurchase program. The current program does not have a predetermined expiration date. Repurchases under this program may be made using a variety of methods, which may include open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. No repurchases were made under this program during the second quarter of 2025. As of June 30, 2025, $264 million remained available for purchase under this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2025.
ITEM 6. EXHIBITS

10.1	The AES Corporation 2025 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 9, 2025).
10.2	The AES Corporation Amended and Restated Deferred Compensation Program for Directors dated May 9, 2025 (filed herewith).
10.3	Loan Agreement dated as of June 13, 2025 among The AES Corporation as Borrower, the banks named therein as Banks, and JPMorgan Chase, N.A. as Administrative Agent (filed herewith).
10.4	The AES Corporation Restoration Supplemental Retirement Plan, as Amended and Restated effective June 25, 2025 (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

92 | The AES Corporation | June 30, 2025 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	August 1, 2025	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)