Form 10-Q
period 2025-09-30
AES CORP
filed 2025-11-04
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on October 31, 2025 was 712,120,944.

The AES Corporation
Form 10-Q for the Quarterly Period ended September 30, 2025

1 | The AES Corporation | September 30, 2025 Form 10-Q
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

AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AGIC	AES Global Insurance Company, AES’ captive insurance company
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CAA	United States Clean Air Act
CCR	Coal Combustion Residuals, which include bottom ash, fly ash, and air pollution control wastes generated at coal-fired generation plant sites
CDPQ	Caisse de dépôt et placement du Québec
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DG Comp	Directorate-General for Competition
DPL
DPL LLC and its consolidated subsidiaries. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company. Upon the conversion, DPL Inc. changed its name to DPL LLC. References to DPL are to DPL Inc. before April 3, 2025, and DPL LLC on and after April 3, 2025.

EBITDA	Earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs, a non-GAAP measure of operating performance
ENSO	El Niño-Southern Oscillation
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EU	European Union
FASB	Financial Accounting Standards Board
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens (NASDAQ: FLNC)
FONINVEMEM	Fund for the Investment Needed to Increase the Supply of Electricity in the Wholesale Market in Argentina
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low Taxed Income
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation at Book Value
IPALCO	IPALCO Enterprises, Inc. CDPQ owns direct and indirect interests in IPALCO of approximately 30%.
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LNG	Liquid Natural Gas
MISO	Midcontinent Independent System Operator
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)

2 | The AES Corporation | September 30, 2025 Form 10-Q

NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
OVEC	Ohio Valley Electric Corporation, an electric generating company in which AES Ohio has a 4.9% interest
Parent Company	The AES Corporation
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
TEP	Termoeléctrica Peñoles, S. de R.L. de C.V.
U.S.	United States
USD	United States Dollar
VIE	Variable Interest Entity

3 | The AES Corporation | September 30, 2025 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2025	December 31, 2024

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,758	$1,524
Restricted cash	689	437
Accounts receivable, net of allowance of $43 and $52, respectively	1,790	1,646
Inventory	607	593
Prepaid expenses	162	157
Other current assets, net of allowance of $2 and $0, respectively	1,781	1,612
Current held-for-sale assets	33	862
Total current assets	6,820	6,831
NONCURRENT ASSETS
Property, plant and equipment, net of accumulated depreciation of $9,579 and $8,701, respectively	36,511	33,166
Investments in and advances to affiliates	1,030	1,124
Debt service reserves and other deposits	102	78
Goodwill	345	345
Other intangible assets, net of accumulated amortization of $480 and $426, respectively	2,016	1,947
Deferred income taxes	404	365
Loan receivable, net of allowance of $19 and $0, respectively	781	—
Other noncurrent assets, net of allowance of $23 and $20, respectively	2,774	2,917
Noncurrent held-for-sale assets	—	633
Total noncurrent assets	43,963	40,575
TOTAL ASSETS	$50,783	$47,406
LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,000	$1,654
Accrued interest	343	256
Accrued non-income taxes	297	249
Supplier financing arrangements	1,046	917
Accrued and other liabilities	1,362	1,246
Recourse debt	1,442	899
Non-recourse debt	2,944	2,688
Current held-for-sale liabilities	—	662
Total current liabilities	9,434	8,571
NONCURRENT LIABILITIES
Recourse debt	4,804	4,805
Non-recourse debt	21,659	20,626
Deferred income taxes	1,885	1,490
Other noncurrent liabilities	2,471	2,881
Noncurrent held-for-sale liabilities	—	391
Total noncurrent liabilities	30,819	30,193
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	2,122	938
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 859,836,539 issued and 712,120,944 outstanding at September 30, 2025 and 859,709,987 issued and 711,074,269 outstanding at December 31, 2024)	9	9
Additional paid-in capital	5,912	5,913
Retained earnings	555	293
Accumulated other comprehensive loss	(817)	(766)
Treasury stock, at cost (147,715,595 and 148,635,718 shares at September 30, 2025 and December 31, 2024, respectively)	(1,794)	(1,805)
Total AES Corporation stockholders’ equity	3,865	3,644
NONCONTROLLING INTERESTS	4,543	4,060
Total equity	8,408	7,704
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY	$50,783	$47,406
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except share and per share amounts)
Revenue:
Non-Regulated	$2,269	$2,352	$6,132	$6,654
Regulated	1,082	937	3,000	2,662
Total revenue	3,351	3,289	9,132	9,316
Cost of Sales:
Non-Regulated	(1,730)	(1,794)	(4,998)	(5,198)
Regulated	(886)	(773)	(2,505)	(2,224)
Total cost of sales	(2,616)	(2,567)	(7,503)	(7,422)
Operating margin	735	722	1,629	1,894
General and administrative expenses	(46)	(57)	(172)	(198)
Interest expense	(348)	(379)	(1,042)	(1,125)
Interest income	76	119	215	312
Loss on extinguishment of debt	(2)	(1)	(15)	(11)
Other expense	(26)	(31)	(373)	(153)
Other income	19	64	57	120
Gain (loss) on disposal and sale of business interests	1	(1)	70	43
Asset impairment reversals (expense)	(31)	(74)	74	(158)
Foreign currency transaction gains (losses)	(19)	(28)	(57)	2
Other non-operating expense	(32)	—	(42)	—
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	327	334	344	726
Income tax benefit (expense)	226	(103)	42	(52)
Net equity in earnings (losses) of affiliates	1	(9)	(55)	(21)
INCOME FROM CONTINUING OPERATIONS	554	222	331	653
Loss from disposal of discontinued businesses, net of income tax expense of $0, $7, $0, and $7, respectively	(37)	(7)	(37)	(7)
NET INCOME	517	215	294	646
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	122	289	296	566
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$639	$504	$590	$1,212
Increase in redemption value of redeemable stock of subsidiaries	(5)	—	(15)	—
NET INCOME AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$634	$504	$575	$1,212
AMOUNTS AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations available to The AES Corporation common stockholders	$671	$511	$612	$1,219
Loss from discontinued operations available to The AES Corporation common stockholders	(37)	(7)	(37)	(7)
NET INCOME AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$634	$504	$575	$1,212
BASIC EARNINGS PER SHARE:
Income from continuing operations available to The AES Corporation common stockholders	$0.94	$0.72	$0.86	$1.73
Loss from discontinued operations available to The AES Corporation common stockholders	(0.05)	(0.01)	(0.05)	(0.01)
NET INCOME AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.89	$0.71	$0.81	$1.72
DILUTED EARNINGS PER SHARE:
Income from continuing operations available to The AES Corporation common stockholders	$0.94	$0.72	$0.86	$1.71
Loss from discontinued operations available to The AES Corporation common stockholders	(0.05)	(0.01)	(0.05)	(0.01)
NET INCOME AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.89	$0.71	$0.81	$1.70
DILUTED SHARES OUTSTANDING	714	713	714	713

See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
NET INCOME	$517	$215	$294	$646
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax benefit of $0, $9, $0, and $9, respectively	18	40	90	(139)
Total foreign currency translation adjustments	18	40	90	(139)
Derivative activity:
Change in fair value of derivatives, net of income tax benefit (expense) of $2, $65, $30 and $(1), respectively	8	(262)	(142)	30
Reclassification to earnings, net of income tax benefit (expense) of $0, $0, $12 and $(7), respectively	(1)	(3)	(6)	18
Total change in fair value of derivatives	7	(265)	(148)	48
Pension activity:
Change in pension adjustments due to prior service cost, net of $0 income tax for all periods	—	—	1	—
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax benefit of $0, $0, $1 and $0, respectively	—	—	(5)	1
Total pension adjustments	—	—	(4)	1
Fair value option liabilities activity:
Change in fair value option liabilities due to instrument-specific credit risk, net of $0 income tax for all periods	—	—	—	3
Total change in fair value option liabilities	—	—	—	3
OTHER COMPREHENSIVE INCOME (LOSS)	25	(225)	(62)	(87)
COMPREHENSIVE INCOME (LOSS)	542	(10)	232	559
Less: Comprehensive loss attributable to noncontrolling interests and redeemable stock of subsidiaries	116	330	316	567
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$658	$320	$548	$1,126
See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2025	—	$—	859.7	$9	148.6	$(1,805)	$5,913	$293	$(766)	$4,060
Net income (loss)	—	—	—	—	—	—	—	46	—	(149)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	30	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(113)	(8)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	1	—
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(82)	(8)
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	—	—	38
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(57)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	114
Sales to noncontrolling interests	—	—	—	—	—	—	(15)	—	—	250
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	9
Dividends declared on AES common stock ($0.17595/share)	—	—	—	—	—	—	—	(125)	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.8)	10	(10)	—	—	—
Balance at March 31, 2025	—	$—	859.7	$9	147.8	$(1,795)	$5,888	$214	$(848)	$4,257
Net loss	—	—	—	—	—	—	—	(95)	—	(58)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	41	1
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(15)	(19)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(5)	—
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	21	(18)
Adjustments to redemption value of redeemable stock of subsidiaries (3)	—	—	—	—	—	—	—	(10)	—	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	—	—	18
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(290)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(26)	—	(17)	(46)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	246
Sales to noncontrolling interests	—	—	—	—	—	—	199	(188)	8	200
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	5
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	—	—	9	—	—	—
Balance at June 30, 2025	—	$—	859.7	$9	147.8	$(1,795)	$6,070	$(79)	$(836)	$4,314
Net income (loss)	—	—	—	—	—	—	—	639	—	(57)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	18	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	1	10
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	19	10
Adjustments to redemption value of redeemable stock of subsidiaries (3)	—	—	—	—	—	—	—	(5)	—	(2)
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	—	—	51
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(310)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(36)	—	—	(34)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	419
Sales to noncontrolling interests	—	—	—	—	—	—	(4)	—	—	152
Dividends declared on AES common stock	—	—	—	—	—	—	(126)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(0.1)	1	8	—	—	—
Balance at September 30, 2025	—	$—	859.8	$9	147.7	$(1,794)	$5,912	$555	$(817)	$4,543

7 | The AES Corporation

	Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2024	1.0	$838	819.1	$8	149.4	$(1,813)	$6,355	$(1,386)	$(1,514)	$3,497
Net income (loss)	—	—	—	—	—	—	—	432	—	(65)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(38)	(4)
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	135	27
Change in fair value option liabilities and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	3	—
Total other comprehensive income	—	—	—	—	—	—	—	—	100	23
Adjustments to redemption value of redeemable stock of subsidiaries (3)	—	—	—	—	—	—	(6)	—	—	—
Dispositions of business interests	—	—	—	—	—	—	—	—	—	(111)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(13)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1
Sales to noncontrolling interests	—	—	—	—	—	—	1	—	—	48
Conversion of Corporate Units to shares of common stock	(1.0)	(838)	40.5	1	—	—	838	—	—	—
Dividends declared on AES common stock ($0.1725/share)	—	—	—	—	—	—	(116)	—	—	—
Purchase of treasury stock	—	—	—	—	0.1	(3)	3	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.6)	7	(7)	—	—	—
Balance at March 31, 2024	—	$—	859.6	$9	148.9	$(1,809)	$7,068	$(954)	$(1,414)	$3,380
Net income (loss)	—	—	—	—	—	—	—	276	—	(113)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(94)	(41)
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	92	(15)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	—	1
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2)	(55)
Adjustments to redemption value of redeemable stock of subsidiaries (3)	—	—	—	—	—	—	6	—	—	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	—	—	670
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(94)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	51
Sales to noncontrolling interests	—	—	—	—	—	—	(9)	—	—	192
Dividends declared on AES common stock	—	—	—	—	—	—	(7)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	(0.1)	2	9	—	—	—
Balance at June 30, 2024	—	$—	859.6	$9	148.8	$(1,807)	$7,067	$(678)	$(1,416)	$4,031
Net income (loss)	—	—	—	—	—	—	—	504	—	(305)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	25	15
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(209)	(56)
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(184)	(41)
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	—	—	62
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(20)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	2	—	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	233
Sales to noncontrolling interests	—	—	—	—	—	—	(7)	—	—	489
Dividends declared on AES common stock	—	—	—	—	—	—	(123)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(0.1)	1	10	—	—	—
Balance at September 30, 2024	—	$—	859.7	$9	148.7	$(1,806)	$6,949	$(174)	$(1,600)	$4,447

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
See Notes to Condensed Consolidated Financial Statements.

8 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(in millions)
OPERATING ACTIVITIES:
Net income	$294	$646
Adjustments to net income:
Depreciation, amortization, and accretion of AROs	1,056	945
Emissions allowance expense	241	144
Loss (gain) on realized/unrealized derivatives	49	(194)
Loss on commencement of sales-type leases	221	67
Gain on disposal and sale of business interests	(70)	(43)
Impairment expense (reversals)	(32)	158
Loss on realized/unrealized foreign currency	35	92
Deferred income tax expense (benefit), net of tax credit transfers allocated to AES	402	423
Tax credit transfers allocated to noncontrolling interests	568	178
Other	268	(183)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(16)	(576)
(Increase) decrease in inventory	10	58
(Increase) decrease in prepaid expenses and other current assets	(24)	120
(Increase) decrease in other assets	63	177
Increase (decrease) in accounts payable and other current liabilities	147	34
Increase (decrease) in income tax payables, net and other tax payables	(484)	(514)
Increase (decrease) in other liabilities	90	132
Net cash provided by operating activities	2,818	1,664
INVESTING ACTIVITIES:
Capital expenditures	(4,394)	(5,665)
Acquisitions of business interests, net of cash and restricted cash acquired	(104)	(79)
Proceeds from the sale of business interests, net of cash and restricted cash sold	105	11
Sale of short-term investments	70	731
Purchase of short-term investments	(57)	(725)
Contributions and loans to equity affiliates	(2)	(71)
Purchase of emissions allowances	(260)	(157)
Other investing	24	(134)
Net cash used in investing activities	(4,618)	(6,089)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	2,711	5,652
Repayments under the revolving credit facilities	(3,951)	(4,051)
Commercial paper borrowings (repayments), net	643	611
Issuance of recourse debt	800	950
Repayments of recourse debt	(898)	—
Issuance of non-recourse debt	4,397	5,199
Repayments of non-recourse debt	(2,523)	(3,311)
Payments for financing fees	(101)	(88)
Purchases under supplier financing arrangements	1,237	1,211
Repayments of obligations under supplier financing arrangements	(1,108)	(1,412)
Distributions to noncontrolling interests	(523)	(165)
Acquisitions of noncontrolling interests	(143)	—
Contributions from noncontrolling interests	337	137
Sales to noncontrolling interests	1,289	869
Issuance of preferred shares in subsidiaries	528	—
Dividends paid on AES common stock	(376)	(361)
Payments for financed capital expenditures	(28)	(29)
Other financing	(38)	(25)
Net cash provided by financing activities	2,253	5,187
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(47)
(Increase) decrease in cash, cash equivalents and restricted cash of held-for-sale businesses	79	(146)
Total increase in cash, cash equivalents and restricted cash	510	569
Cash, cash equivalents and restricted cash, beginning	2,039	1,990
Cash, cash equivalents and restricted cash, ending	$2,549	$2,559

9 | The AES Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

Nine Months Ended September 30,
2025	2024

(in millions)

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$859	$1,103
Cash payments for income taxes, net of refunds	192	270
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash contributions from noncontrolling interests	$610	$213
Noncash distributions to noncontrolling interests	193	—
Noncash recognition of new operating and financing leases	155	240
Initial recognition of contingent consideration for acquisitions	19	14
Conversion of Corporate Units to shares of common stock (see Note 12)	—	838
Liabilities derecognized upon completion of remaining performance obligation for sale of Warrior Run receivables (see Note 14)	—	273
See Notes to Condensed Consolidated Financial Statements.

10 | Notes to Condensed Consolidated Financial Statements | September 30, 2025 and 2024
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of expected results for the year ending December 31, 2025. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto, which are included in the 2024 Form 10-K filed with the SEC on March 11, 2025 (the “2024 Form 10-K”).
Revision of Prior Period Condensed Consolidated Financial Statements — In connection with the preparation of our 2024 consolidated financial statements, the Company determined that we used incomplete data in the estimation of the fair value of net assets of AES Brasil which caused an overstatement of the impairment expense recorded in the second and third quarters of 2024. As a result, the Company restated the previously issued unaudited quarterly financial information for the third quarter of 2024 presented in this Form 10-Q. For additional information and quantification of prior period restatement impacts, refer to the 2024 audited consolidated financial statements and notes thereto, which are included in our 2024 Form 10-K.
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,758	$1,524
Restricted cash	689	437
Debt service reserves and other deposits	102	78
Cash, Cash Equivalents, and Restricted Cash	$2,549	$2,039
Tax Credit Transferability — The U.S Inflation Reduction Act of 2022 (the “IRA”) allows us to directly transfer investment tax credits (“ITCs”) to unrelated tax credit buyers. The Company accounts for tax credits that it will retain or transfer under ASC 740—Income Taxes, as a reduction in income tax expense by either including the expected amount of the tax credit to be claimed or the cash to be received when transferred, respectively, in the calculation of its annual effective tax rate throughout the year the renewables project is placed in service. The estimated tax credits are updated on a quarterly basis, with the year-end calculation including only the tax credits that are associated with projects placed in service, comprising credits claimed or transferred during the year. In assessing realizability for credits to be transferred, the Company includes cash it anticipates receiving in establishing any valuation allowance and establishes a valuation allowance equal to its best estimate of any discount on the transfer. In many cases, ITCs are generated at partnerships which are non-tax paying entities for U.S. federal income tax purposes. These entities cannot utilize tax credits, but rather allocate credits to their partners, who report their share of the partnership credits on their individual tax returns. Once a project is placed in service, any portion of the tax credit to be transferred which is allocated to a noncontrolling interest holder is recorded as a noncash deemed contribution within Noncontrolling interests on the Condensed Consolidated Balance Sheets as this represents an

11 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
increase in the partners’ capital account. To the extent any of the transfer proceeds are contractually obligated to be distributed to the noncontrolling interest holder, the Company records a corresponding noncash deemed distribution within Noncontrolling interests. The receipt of cash from the transfer of tax credits, inclusive of the portion allocated to noncontrolling interest holders, is treated as an operating cash inflow on the Condensed Consolidated Statements of Cash Flows.
During the nine months ended September 30, 2025, the Company executed agreements to transfer ITCs directly to third parties for $921 million. Of this amount, $353 million was allocated to AES and will be recognized ratably as an income tax benefit throughout the year and $568 million was allocated to noncontrolling interests and treated as a contribution from noncontrolling interest holders. The Company received cash proceeds from these tax credit transfers of $567 million during the nine months ended September 30, 2025 and recorded a receivable in Other current assets on the Condensed Consolidated Balance Sheets for the remaining $354 million. The Company received $161 million of this amount during October 2025 and the remaining $193 million is expected to be received in the first quarter of 2026. The Company is contractually obligated to distribute this $193 million to the noncontrolling interest holders, and therefore recorded a corresponding payable in Accrued and other liabilities as of September 30, 2025. In addition, during the nine months ended September 30, 2025, the Company received cash proceeds of $75 million related to a tax credit transfer agreement which was executed in 2024.
During the nine months ended September 30, 2024, the Company executed agreements to transfer ITCs directly to third parties for $351 million. Of this amount, $173 million was allocated to AES and was recognized ratably as an income tax benefit throughout the year and $178 million was allocated to noncontrolling interests and treated as a contribution from noncontrolling interest holders. The Company received cash proceeds from these tax credit transfers of $227 million during the nine months ended September 30, 2024, and received the remaining $124 million during October 2024.
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

12 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024

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

2025-06: Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur:

1. Management has authorized and committed to funding the software project.

2. It is probable that the project will be completed and the software will be used to perform the function intended.

In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The two factors to consider in determining whether there is significant development uncertainty are whether:

1. The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing.

2. The entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements.

The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period.
The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2025-07,Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

Issue 1: Derivatives Scope Refinements

The amendments in this Update exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract.

Issue 2: Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

The amendments in this Update clarify that an entity should apply the guidance in Topic 606, including the guidance on noncash consideration to a contract with share-based noncash consideration (for example, shares, share options, or other equity instruments) from a customer for the transfer of goods or services.
	The amendments in this Update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the dates indicated (in millions):

	September 30, 2025	December 31, 2024
Spare parts and supplies	$388	$347
Fuel and other raw materials	219	246
Total	$607	$593

13 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
3. FAIR VALUE
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

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$2	$—	$2	$—	$4	$—	$4
Government debt securities	—	—	—	—	—	4	—	4
Total debt securities	—	2	—	2	—	8	—	8
EQUITY SECURITIES:
Mutual funds	56	—	—	56	51	—	—	51
Common stock	—	—	—	—	4	—	—	4
Total equity securities	56	—	—	56	55	—	—	55
DERIVATIVES:
Interest rate derivatives	—	161	—	161	—	349	—	349
Foreign currency derivatives	—	36	—	36	—	9	52	61
Commodity derivatives	182	64	6	252	193	80	5	278
Total derivatives — assets (1)	182	261	6	449	193	438	57	688
TOTAL ASSETS	$238	$263	$6	$507	$248	$446	$57	$751
Liabilities
Contingent consideration (2)	$—	$—	$146	$146	$—	$—	$145	$145
DERIVATIVES:
Interest rate derivatives	—	84	—	84	—	14	1	15
Foreign currency derivatives	—	32	—	32	—	18	—	18
Commodity derivatives	188	49	21	258	185	44	26	255
Total derivatives — liabilities (1)	188	165	21	374	185	76	27	288
TOTAL LIABILITIES	$188	$165	$167	$520	$185	$76	$172	$433
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
As of September 30, 2025, all available-for-sale debt securities had stated maturities within one year. For the three and nine months ended September 30, 2025, no impairments of marketable securities were recognized in earnings or other comprehensive income (loss). Credit-related impairments are recognized as an allowance with a corresponding impact recognized as a credit loss in Other expense. Gains and losses on sales of investments are determined using the specific identification method. The following table presents gross proceeds from the sale of available-for-sale securities for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross proceeds from sale of available-for-sale securities	$—	$189	$4	$683
The Company accounts for equity securities without readily determinable fair values using the measurement alternative in accordance with ASC 321. These securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. As of December 31, 2024, the carrying amount of equity securities accounted for using the measurement alternative was $62 million, inclusive of $22 million of cumulative upward adjustments recorded in Other income in prior years to reflect observable price changes for our investment in 5B Holdings Ptd. Ltd. (“5B”). In June 2025, the Company recorded a $48 million downward adjustment to our investment in 5B in

14 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
Other expense due to an observable price change resulting from a transaction between 5B and a third party. The carrying amount of equity securities accounted for using the measurement alternative as of September 30, 2025 was $17 million.
The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2025 and 2024 (derivative balances are presented net), in millions. Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

	Derivative Assets and Liabilities
Three Months Ended September 30, 2025	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at July 1, 2025	$—	$35	$(22)	$(144)	$(131)
Total realized and unrealized gains (losses):
Included in earnings	—	1	—	6	7
Included in other comprehensive income (loss) — derivative activity	—	—	8	—	8
Acquisitions	—	—	—	(8)	(8)
Settlements	—	(10)	(1)	—	(11)
Transfers of assets, net out of Level 3	—	(26)	—	—	(26)
Balance at September 30, 2025	$—	$—	$(15)	$(146)	$(161)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$—	$6	$6

	Derivative Assets and Liabilities
Three Months Ended September 30, 2024	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at July 1, 2024	$(2)	$60	$(71)	$(162)	$(175)
Total realized and unrealized gains (losses):
Included in earnings	—	5	—	(8)	(3)
Included in other comprehensive income (loss) — derivative activity	(2)	1	(1)	—	(2)
Settlements	—	(10)	(1)	7	(4)
Balance at September 30, 2024	$(4)	$56	$(73)	$(163)	$(184)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(3)	$—	$—	$(3)

15 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024

	Derivative Assets and Liabilities
Nine Months Ended September 30, 2025	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2025	$(1)	$52	$(21)	$(145)	$(115)
Total realized and unrealized gains (losses):
Included in earnings	—	3	—	(12)	(9)
Included in other comprehensive income (loss) — derivative activity	—	1	5	—	6
Included in regulatory (assets) liabilities	—	—	5	—	5
Acquisitions	—	—	—	(19)	(19)
Settlements	—	(30)	(3)	30	(3)
Transfers of assets (liabilities), net into Level 3	—	—	(1)	—	(1)
Transfers of assets, net out of Level 3	1	(26)	—	—	(25)
Balance at September 30, 2025	$—	$—	$(15)	$(146)	$(161)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(12)	$—	$(12)	$(24)

	Derivative Assets and Liabilities
Nine Months Ended September 30, 2024	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2024	$(4)	$59	$(110)	$(165)	$(220)
Total realized and unrealized gains (losses):
Included in earnings	—	19	4	(3)	20
Included in other comprehensive income (loss) — derivative activity	—	6	31	—	37
Included in regulatory (assets) liabilities	—	—	5	—	5
Acquisitions	—	—	—	(14)	(14)
Settlements	—	(28)	(3)	19	(12)
Balance at September 30, 2024	$(4)	$56	$(73)	$(163)	$(184)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(3)	$6	$—	$3
The following table summarizes the significant unobservable inputs used to value Level 3 derivative assets (liabilities) as of September 30, 2025 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Average)
Commodity:
CAISO energy swap	$(16)	Forward CAISO energy prices per MWh from Q4 2031 through 2038	$13.36 to $132.30 ($68.41)
MISO energy swap	(2)	Forward MISO energy prices per MWh from Q4 2031 through 2040	$23.83 to $75.68 ($46.87)
Other	3
Total	$(15)
For the CAISO and MISO energy swaps, increases (decreases) in the estimates above would decrease (increase) the value of the derivatives.
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
Nonrecurring Measurements
The Company measures fair value using the applicable fair value measurement guidance. Impairment expense, shown as pre-tax loss below, is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount and is included in Asset impairment reversals (expense) or Other non-operating expense, as applicable, on the Condensed Consolidated Statements of Operations. The following table summarizes our major categories of asset groups measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

16 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024

	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Nine Months Ended September 30, 2025			Level 1	Level 2	Level 3
Held-for-sale businesses: (2)
Mong Duong (3)	3/31/2025	$383	$—	$371	$—	$17
Equity method investments: (4)
Uplight	9/30/2025	$60	$—	$—	$—	$60

	Measurement Date	Carrying Amount (1)	Fair Value
Nine Months Ended September 30, 2024			Level 1	Level 2	Level 3	Pre-tax Loss
Held-for-sale businesses: (2)
Mong Duong	3/31/2024	$450	$—	$413	$—	$37
AES Brasil (5)	5/15/2024	1,577	—	1,565	—	25
Mong Duong (3)	6/30/2024	390	—	389	—	6
AES Brasil (6)	9/30/2024	1,581	—	1,548	—	55
Mong Duong (3)	9/30/2024	407	—	400	—	11
_____________________________
(1)Represents the carrying values of the asset groups at the dates of measurement, before fair value adjustment.
(2)See Note 18—Held-for-Sale and Dispositions for further information.
(3)The pre-tax loss recognized was calculated using the fair value of the Mong Duong disposal group less costs to sell of $5 million.
(4)See Note 7—Investments in and Advances to Affiliates for further information.
(5)The pre-tax loss recognized was calculated using the fair value of the AES Brasil disposal group less costs to sell of $13 million. A subsequent impairment analysis was performed as of June 30, 2024 and no additional impairment was identified.
(6)The pre-tax loss recognized was calculated using the fair value of the AES disposal group less costs to sell of $22 million.
Mong Duong — During the nine months ended September 30, 2025, the Company recognized a $243 million increase in the carrying value of the Mong Duong asset group due to the derecognition of a $239 million valuation allowance on the loan receivable accounted for under ASC 310, which had been recognized in Asset impairment expense between December 31, 2023 and March 31, 2025 while Mong Duong was classified as held-for-sale, and the elimination of $4 million in net estimated costs to sell from the measurement of the asset group. Upon reclassification out of held-for-sale, the loan receivable was remeasured at amortized cost and individual non-loan assets were remeasured at the lower of (i) carrying value before Mong Duong was classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the asset been continuously classified as held and used, or (ii) fair value at the date of the subsequent determination that held-for-sale criteria was no longer met. See Note 16—Asset Impairment Expense for further information.
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
The Company recognized $132 million and $21 million of pre-tax asset impairment expense related to AES Clean Energy Development Projects during the nine months ended September 30, 2025 and 2024, respectively. See Note 16—Asset Impairment Expense for further information.
Financial Instruments Not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the dates indicated, but for which fair value is disclosed:

17 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024

		September 30, 2025
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Financing receivables (1)	$877	$990	$—	$—	$990
Liabilities:	Non-recourse debt	23,927	24,775	—	21,458	3,317
	Recourse debt	6,246	5,241	—	5,241	—

		December 31, 2024
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Financing receivables (1)	$87	$171	$—	$—	$171
Liabilities:	Non-recourse debt	22,743	23,066	—	20,981	2,085
	Recourse debt	5,704	4,538	—	4,538	—
_____________________________
(1)As of September 30, 2025, the amounts primarily relate to the Mong Duong loan receivable. For both periods presented, amounts also include payment deferrals granted to mining customers as part of our green blend agreements in Chile, the sale of the Redondo Beach land, and the fair value of the Argentine FONINVEMEM receivables. These are included in Loan receivable and Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. See Note 5—Financing Receivables for further information.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2024 Form 10-K.
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of September 30, 2025, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity (1)
Interest rate	$10,942	2058
Foreign currency:
Colombian peso	224	2028
Euro	176	2028
Chilean peso	151	2028
Mexican peso	78	2026

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	200	2029
Power (in MWhs) (2)	62	2040
Coal (in Metric Tons)	8	2028
_____________________________
(1)Maturity dates are consistent for both designated and non-designated positions.
(2)Includes one contract designated as a cash flow hedge with a final maturity date in 2038.
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of the Company’s derivative assets and liabilities as of the dates indicated (in millions):

Fair Value	September 30, 2025			December 31, 2024
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$161	$—	$161	$349	$—	$349
Foreign currency derivatives	8	28	36	16	45	61
Commodity derivatives	3	249	252	4	274	278
Total assets (1)	$172	$277	$449	$369	$319	$688
Liabilities
Interest rate derivatives	$84	$—	$84	$15	$—	$15
Foreign currency derivatives	4	28	32	10	8	18
Commodity derivatives	22	236	258	29	226	255
Total liabilities (1)	$110	$264	$374	$54	$234	$288

18 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024

	September 30, 2025		December 31, 2024
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$298	$219	$369	$170
Noncurrent	151	155	319	118
Total (1)	$449	$374	$688	$288
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
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$2	$(337)	$(183)	$3
Foreign currency derivatives	(1)	10	6	—
Commodity derivatives	5	1	5	29
Total	$6	$(326)	$(172)	$32
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives — Interest expense	$2	$2	$11	$(28)
Foreign currency derivatives — Foreign currency transaction gains (losses)	1	1	6	3
Commodity derivatives — Cost of sales—Non-Regulated	(3)	—	—	—
Total	$—	$3	$17	$(25)
Gains (losses) on fair value hedging relationships
Cross-currency derivatives
Derivatives designated as hedging instruments	$—	$4	$—	$(2)
Hedged items	—	4	—	(1)
Total	$—	$8	$—	$(3)
Gains reclassified from AOCL to earnings due to change in forecast	$—	$—	$8	$11
Gain (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives — Interest expense	$(2)	$—	$(2)	$1
Foreign currency derivatives — Foreign currency transaction gains (losses)	(4)	(12)	(13)	46
Commodity derivatives — Revenue—Non-Regulated	90	90	51	201
Commodity derivatives — Cost of sales—Non-Regulated	(26)	(25)	(40)	(43)
Total	$58	$53	$(4)	$205
Reclassifications from AOCL to earnings are forecasted to decrease pre-tax income from continuing operations by $11 million for the twelve months ended September 30, 2026, primarily related to foreign currency derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents long-term financing receivables, excluding lease receivables and amounts classified as held-for-sale, by country as of the dates indicated (in millions):

	September 30, 2025			December 31, 2024
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Vietnam	$800	$19	$781	$—	$—	$—
Chile	57	—	57	45	—	45
U.S.	50	19	31	48	15	33
Other	8	—	8	9	—	9
Total	$915	$38	$877	$102	$15	$87
Vietnam — AES has recorded loan receivables of $874 million as of September 30, 2025 pertaining to our Mong Duong plant in Vietnam. During the nine months ended September 30, 2025, the Company collected $91 million. The plant was constructed under a build, operate, and transfer contract and sold to the Vietnamese government, while we remain the operator for the duration of the 25-year PPA. Mong Duong was reclassified from held-for-sale to held and used as of May 31, 2025 and therefore $93 million was classified in Other current assets,

19 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
and $781 million in Loan receivable on the Condensed Consolidated Balance Sheet as of September 30, 2025. See Note 14—Revenue and Note 18—Held-For-Sale and Dispositions for further information.
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
Through different agreements and programs, as of September 30, 2025, AES Andes sold and collected $151 million and $228 million related to agreements executed in August 2023 and October 2024 to sell up to $227 million and $254 million of receivables pursuant to the Stabilization Funds, respectively. In April 2025, AES Andes sold and collected the remaining $11 million of receivables pursuant to the Stabilization Funds. Additionally, $51 million of payment deferrals granted to mining customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at September 30, 2025.
U.S. — AES has recorded non-current receivables pertaining to the sale of the Redondo Beach land. The anticipated collection period extends beyond September 30, 2026.
6. ALLOWANCE FOR CREDIT LOSSES
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

Nine Months Ended September 30, 2025	Accounts Receivable	Financing Receivables	Other (1)	Total
CECL reserve balance at beginning of period	$52	$36	$8	$96
Current period provision	38	3	—	41
Write-offs charged against allowance	(43)	—	—	(43)
Recoveries collected	(4)	(1)	(1)	(6)
Foreign exchange	—	—	(1)	(1)
CECL reserve balance at end of period	$43	$38	$6	$87

Nine Months Ended September 30, 2024	Accounts Receivable	Financing Receivables	Other (2)	Total
CECL reserve balance at beginning of period	$15	$2	$47	$64
Current period provision	22	3	2	27
Write-offs charged against allowance	(5)	—	(8)	(13)
Recoveries collected	1	—	(2)	(1)
Foreign exchange	(1)	—	(2)	(3)
CECL reserve balance at end of period	$32	$5	$37	$74
_____________________________
(1)Primarily relates to credit losses allowances on Argentina receivables as of September 30, 2025.
(2)Primarily relates to credit losses allowance classified in Current held-for-sale assets and Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheet as of September 30, 2024.
Beginning in 2024 and continuing into 2025, the current period provision and allowance for credit losses on customer accounts receivable has increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of customer billing system upgrades at our utilities in 2023 and 2024. This has resulted in higher past due customer receivables as of September 30, 2025. AES Indiana and AES Ohio reinstituted customer disconnections and write-off processes in March and June 2025, respectively. As a result, $42 million of the $43 million in write-offs charged against allowance for the nine months ended September 30, 2025 were related to AES Indiana and AES Ohio.

20 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates		Majority-Owned Unconsolidated Subsidiaries
Nine Months Ended September 30,	2025	2024	2025	2024
Revenue	$2,046	$2,067	$—	$1
Operating income (loss)	68	48	—	(1)
Net loss	(148)	(143)	(2)	(1)
Net loss attributable to affiliates	(155)	(64)	(2)	(1)
Uplight — In February 2024, Uplight acquired AutoGrid, a market leader in the Virtual Power Plant space, from Schneider Electric. As part of the transaction, Schneider contributed an additional $40 million to Uplight, and Uplight issued approximately 91 million additional common units to Schneider as consideration for the acquisition. No incremental investment was required from AES or any other investor. As a result, AES' 29% ownership interest in Uplight was diluted to 25%. The transaction was accounted for as a partial disposition in which AES recognized a gain of $52 million in Gain (loss) on disposal and sale of business interests upon remeasurement. As the Company still did not control but had significant influence over Uplight after the transaction, it continued to be accounted for as an equity method investment.
In September 2025, an other-than-temporary impairment of the Company’s investment in Uplight was identified due to observable market factors. As the carrying amounts of the investment and convertible notes for Uplight were greater than their fair value, the Company recognized a net impairment of $32 million in Other non-operating expense, consisting of an impairment of the equity method investment and adjustments to the convertible notes and related embedded derivative feature included within the convertible notes due to the seniority of our notes. After the impact of the impairment, the carrying amount of the equity method investment as of September 30, 2025 has been reduced to zero. Uplight is reported in the New Energy Technologies SBU reportable segment.
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
Alto Maipo — The Company holds a 99% ownership interest in Alto Maipo SpA (“Alto Maipo”), a hydroelectric plant in Chile. In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore does not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of both September 30, 2025 and December 31, 2024, the fair value was insignificant. Alto Maipo is reported in the Renewables SBU reportable segment.
Barry — The Company holds a 100% ownership interest in AES Barry Ltd. ("Barry"), a dormant entity in the U.K. that disposed of its generation and other operating assets. Due to a debt agreement, no material financial or operating decisions can be made without the banks' consent, and the Company does not control Barry. As of September 30, 2025 and December 31, 2024, other long-term liabilities included $44 million and $41 million, respectively, related to this debt agreement. Barry is reported in the Energy Infrastructure SBU reportable segment.

21 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
8. OBLIGATIONS
Recourse Debt — Recourse debt represents debt that the Parent Company has an obligation to settle. This can be debt issued directly by the Parent Company or debt issued by a subsidiary under which the Parent Company has explicit commitments such as guarantees, indemnities, letters of credit, or agreements to settle if the subsidiary defaults.
Senior Unsecured Term Loan due June 2026 — In June 2025, the Company executed a $500 million senior unsecured term loan agreement, maturing in June 2026. As of September 30, 2025, AES had no outstanding drawings under the facility.
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
Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. In April 2025, the Company executed agreements to increase the maximum aggregate face amount to $1.5 billion outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The commercial paper program is backed by the Company's $1.8 billion in revolving credit facilities, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. For the nine months ended September 30, 2025, the Company borrowed approximately $41.3 billion and repaid approximately $40.6 billion under the commercial paper program, with average daily outstanding borrowings of $573 million. As of September 30, 2025, the Company had $643 million outstanding borrowings under the commercial paper program with a weighted average interest rate of 4.55%. The Notes are classified as current.
Revolving Credit Facilities — In December 2024, AES executed a $300 million senior unsecured revolving credit facility, maturing in December 2026. The aggregate commitment under its previously existing revolving credit facility is $1.5 billion and matures in August 2027. As of September 30, 2025, AES had no outstanding drawings under either of its revolving credit facilities.
Non-Recourse Debt — Non-recourse debt represents debt issued by one of our subsidiaries and is only required to be repaid solely from the subsidiary's assets. Repayments of the loans, and interest thereon, is secured solely by the capital stock, physical assets, contracts, and cash flows of that subsidiary, and the Parent Company is not otherwise liable for such debt. Non-recourse debt balances on the Condensed Consolidated Balance Sheet includes $2.2 billion of current and $10.7 billion of noncurrent non-recourse debt related to VIEs as of September 30, 2025.
During the nine months ended September 30, 2025, the Company’s following subsidiaries had significant debt issuances (in millions):

Subsidiary	Issuances (1)
AES Clean Energy	$1,643
AES Puerto Rico Solar	871
AES Andes	520
AES Ohio	375
AES Indiana	350
AES El Salvador	341
_____________________________
(1)     These amounts do not include revolving credit facility activity at the Company’s subsidiaries.

22 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
AES Ohio — In August 2025, AES Ohio issued $375 million aggregate principal of 4.55% First Mortgage Bonds due August 2030. The net proceeds from this issuance were used to repay existing indebtedness, including its unsecured $150 million term loan due in October 2025 and $195 million outstanding under its revolving credit agreement maturing in March 2030, and for general corporate purposes at AES Ohio.
AES Indiana — In August 2025, AES Indiana issued $350 million aggregate principal of 5.05% First Mortgage Bonds due August 2035. The net proceeds from this issuance were used to repay existing indebtedness, including the remaining $300 million outstanding on its unsecured term loan due in October 2025 and $30 million outstanding under its revolving credit agreement maturing in March 2030, and for general corporate purposes at AES Indiana.
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
AES El Salvador — In July 2025, our distribution companies operating in El Salvador entered into a credit agreement for $341 million, bearing interest at 3-month SOFR plus 3.50%, maturing in 2032. The net proceeds were used to repay existing indebtedness of $206 million, with the remainder used for dividend distributions. As a result of the refinancing, the Company recognized a loss on extinguishment of $1 million.
AES Puerto Rico Solar — The Marahu project, 70% owned by AES, is currently constructing the Salinas and Jobos renewables projects in Puerto Rico, including both solar and energy storage facilities. In July 2025, the Marahu project executed a tax credit transfer bridge loan agreement for total commitments of $230 million, at interest rates of SOFR plus a margin of 1.25% to 2.25%, maturing in April 2027. As of September 30, 2025, there were $202 million in borrowings under the agreement.
In October 2024, the Marahu project obtained a loan guarantee for $861 million from the U.S. Department of Energy and began drawing on the loan in the first quarter of 2025. As of September 30, 2025, there were $676 million in outstanding borrowings, maturing in 2049. The remainder of the loan will be drawn upon as required to fund construction costs.
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
AES Clean Energy — In December 2024, Bellefield 2 Seller, LLC executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $1.7 billion. As of September 30, 2025, there were $1 billion in borrowings under the facilities at an interest rate of 4.00%, maturing in December 2026.
In December 2023, Bellefield Portfolio Seller, LLC and Bellefield 1 Finco, LLC, subsidiaries of AES Clean Energy Development, executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $2.4 billion due in 2026. As of September 30, 2025, there was $1.7 billion in outstanding borrowings under the facilities, and the net proceeds were used primarily to repay existing indebtedness and to fund development of renewables projects.
AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement in 2022 whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and energy storage projects that are owned by the Issuers. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. During the nine months ended September 30, 2025, the Issuers issued $823 million of 6.70% notes due May 2050, resulting in an aggregate principal outstanding of $3

23 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
billion. As a result of the notes issued in 2025 and net of repayments, AES Clean Energy Development recorded, in aggregate, an increase in liabilities of $801 million, resulting in an aggregate carrying amount of notes at consolidated subsidiaries of $2.2 billion as of September 30, 2025.
AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements for revolving credit facilities in 2021 and subsequent amendments in the following years for aggregate commitments of $3.7 billion with maturity dates in May and June 2028. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used and net of repayments, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, a decrease in liabilities of $904 million in 2025, resulting in total commitments used under the revolving credit facilities, as of September 30, 2025, of $2 billion at consolidated subsidiaries. As of September 30, 2025, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $2.2 billion.
AES Puerto Rico — On June 1, 2023, AES Puerto Rico was unable to pay principal and interest obligations on its Series A Bond Loans due to insufficient funds resulting from financial difficulties at the business. AES Puerto Rico signed forbearance and standstill agreements with its noteholders in July 2023 because of the insufficiency of funds to meet these obligations. On March 5, 2024, AES Puerto Rico and its noteholders executed a financial restructuring, under which the $156 million (including interest) of 6.625% Series A Bond Loans due 2026 was exchanged for $112 million of 6.625% senior secured bonds due January 2028 and $44 million of preferred shares in AES Puerto Rico. The preferred shares bear interest at 3.125% and contain an option whereby AES may call the preferred shares to be converted into 99.9% of the ordinary shares of AES Puerto Rico between December 30, 2025 and December 30, 2027, or would have the option to settle the preferred shares in cash. The noteholders also provided a $23 million bridge loan due March 2026 bearing interest at prime plus 4%. AES Puerto Rico is required to make mandatory prepayments through cash sweeps based on excess cash (as defined in the loan agreements) available from operations on the bridge loan, senior secured bonds, and preferred shares interest. The financial restructuring was accounted for as a troubled debt restructuring in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors” as AES Puerto Rico was experiencing financial difficulties and the lenders granted a concession. No gain has been recognized as a result of this transaction. As of September 30, 2025, cash settlement of the preferred shares is contingent, as the amounts would not be required to be settled in cash if the option to settle the preferred shares with common shares is exercised.
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
As of September 30, 2025 and December 31, 2024, approximately $526 million and $147 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. Of these amounts, $438 million and $79 million, respectively, were included within Restricted cash and $88 million and $68 million, respectively, were included within Debt service reserves and other deposits in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, approximately $166 million and $155 million, respectively, of the restricted cash balances were for collateral held to cover potential liability for current and future insurance claims being assumed by AGIC, AES' captive insurance company. Of total restricted cash and debt service reserves of $791 million, $528 million related to VIEs as of September 30, 2025.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $911 million at September 30, 2025.
The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of September 30, 2025. Due to the defaults, these amounts are included in the current portion of non-recourse debt unless otherwise indicated:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets (Liabilities)
AES Puerto Rico	Payment	$144	$(397)
AES Ilumina (Puerto Rico)	Covenant	20	32
AES Jordan Solar	Covenant	6	13
Mount Olive Solar (AES Clean Energy Development) (1)	Covenant	1	—
Total		$171
___________________________
(1)     Net Assets at Mount Olive Solar are less than $1 million.

24 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
AES Puerto Rico is in payment default on its long-term debt and preferred shares due to failure to implement the cash sweep mechanism in accordance with the terms of the loan agreements. AES Puerto Rico is working with the noteholders to resolve this matter. All other subsidiary defaults listed are not payment defaults, but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents of the applicable subsidiary.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters and has an outstanding principal in excess of $200 million in default. As of September 30, 2025, the Company’s subsidiaries had no defaults which resulted in a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facilities, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The Company had total outstanding balances of $1,046 million as of September 30, 2025. These agreements ranged from less than $1 million to $51 million with a weighted average interest rate of 6.46%. Of the amounts outstanding under supplier financing arrangements as of September 30, 2025, $767 million were guaranteed, including $380 million guaranteed by the Parent Company and $387 million guaranteed by subsidiaries.
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
9. COMMITMENTS AND CONTINGENCIES
Parent Guarantees, Letters of Credit, and Commitments — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. It is unlikely that the Parent Company would be required to perform or otherwise incur any material losses associated with guarantees of its subsidiaries’ obligations. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. Our tax equity and tax credit transfer guarantees typically consist of standard indemnifications of tax equity partners or tax credit purchasers in the event that an adverse determination arises due to a recapture event, tax controversy, or any breach by the AES project company of the representations in the shared equity agreement. The expiration dates of these guarantees vary from less than 1 year to no more than 33 years.
The following table summarizes the Parent Company’s contingent contractual obligations as of September 30, 2025. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure per individual agreement. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

25 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024

Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$5,149	87	<$1 — 1,110
Letters of credit under bilateral agreements	317	6	$25 — 92
Letters of credit under the unsecured credit facilities	158	9	<$1 — 60
Letters of credit under the revolving credit facilities	38	23	<$1 — 10
Surety bonds	1	1	<$1
Total	$5,663	126
Subsidiary Guarantees and Letters of Credit — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, and other agreements, certain of the Company's subsidiaries have expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events, or are customary payment guarantees for amounts due under existing contracts in the normal course of business. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. It is unlikely that a subsidiary would be required to perform or otherwise incur any material losses associated with guarantees of another subsidiary’s obligations. As of September 30, 2025, the maximum undiscounted potential exposure to guarantees and letters of credit issued by our subsidiaries was $6.1 billion, including $2 billion of customary payment guarantees under EPC contracts and other agreements, $1.8 billion of letters of credit outstanding, $1.3 billion of surety bonds and other guarantees issued by insurance companies, and $949 million of tax equity financing related guarantees. Similar to the Parent Company, subsidiary tax equity guarantees typically consist of standard indemnifications of tax equity partners in the event that an adverse determination arises due to a recapture event, tax controversy, or any breach by the AES project company of the representations in the shared equity agreement.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended September 30, 2025 and December 31, 2024, the Company recognized liabilities of $1 million and $2 million for projected environmental remediation costs, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of September 30, 2025. Unasserted claims are not included in the range of potential losses related to environmental matters until it is probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be between $1 million and $5 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits, and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $52 million and $5 million as of September 30, 2025 and December 31, 2024, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. Included in the amount as of September 30, 2025 is a liability for alleged damages plus interest, as well as potential future damages, under an SPA dispute related to Sul, a business the Company disposed of in 2016. See Note 22—Discontinued Operations for further information. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2025. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $180 million and $213 million. Included in this range is a reasonably possible legal contingency for environmental remediation costs related to Sul, estimated to be approximately R$15 million to R$60 million ($3 million to $11 million). The amounts considered reasonably possible

26 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Revenue	2025	2024	2025	2024
Non-variable lease revenue	$84	$90	$241	$327
Variable lease revenue	28	19	71	50
Total lease revenue	$112	$109	$312	$377
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets as of the dates indicated (in millions):

Property, Plant and Equipment, Net	September 30, 2025	December 31, 2024
Gross assets	$2,214	$1,085
Less: Accumulated depreciation	(297)	(218)
Net assets	$1,917	$867
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, or lack of performance on energy delivery. The Company has not recognized any early terminations as of September 30, 2025. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of September 30, 2025 for the remainder of 2025 through 2029 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2025	$13	$66
2026	45	144
2027	45	65
2028	45	—
2029	46	—
Thereafter	749	1
Total	$943	$276
Less: Imputed interest	(346)
Present value of total lease receipts	$597
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

27 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
The following table presents variable lease revenue, interest income, and gains (losses) on commencement of sales-type leases in which the Company is the lessor, for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales-Type Leases	2025	2024	2025	2024
Variable lease revenue	$1	$1	$2	$2
Interest income	7	7	19	15
Net losses on commencement of sales-types leases (1)	(13)	—	(221)	(67)
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
The following table is a reconciliation of changes in redeemable stock of subsidiaries for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at the beginning of the period	$2,179	$901	$938	$1,464
Net income (loss)	(65)	16	(32)	(83)
Other comprehensive income (loss)	(4)	—	(4)	72
Adjustments to redemption value of redeemable stock of subsidiaries	7	—	17	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests	(51)	(62)	(107)	(732)
Distributions to holders of redeemable stock of subsidiaries	(23)	(17)	(64)	(42)
Contributions from holders of redeemable stock of subsidiaries	—	—	168	71
Sales of redeemable stock of subsidiaries	2	67	689	155
Issuance of preferred shares in subsidiaries	77	—	517	—
Balance at the end of the period	$2,122	$905	$2,122	$905
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the dates indicated (in millions):

	September 30, 2025	December 31, 2024
IPALCO common stock	$956	$835
AES Ohio common stock	589	—
AES Global Insurance preferred stock	464	—
Desarrollos Renovables preferred stock	74	—
AES Clean Energy tax equity partnerships	39	65
AES Indiana Pike County BESS tax equity partnership	—	38
Total redeemable stock of subsidiaries	$2,122	$938
Desarrollos Renovables — On August 5, 2025, AES Pacifico, our wholly-owned subsidiary in Chile, executed a renewables partnership agreement with Global Infrastructure Management, LLC ("GIP") for the sale of a 49% ownership interest in AES Desarrollos Renovables SpA ("Desarrollos Renovables") for total consideration of $77 million. At the execution date, AES Pacifico contributed the Andes Solar III and Punta del Sol renewable development projects to Desarrollos Renovables. Under its renewables partnership agreement with GIP, AES Pacifico will contribute a specified pipeline of renewable development projects to Desarrollos Renovables, and GIP may make additional contributions to maintain its 49% ownership interest. AES Pacifico retained a 51% ownership interest in Desarrollos Renovables. The agreement contains certain redemption features that expire upon certain agreed-upon project milestones being achieved. While not currently in effect, the redemption features are not solely in AES’ control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded it is probable that these projects will reach the specified milestones. Therefore, the noncontrolling

28 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
ownership interests are not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. Desarrollos Renovables is reported in the Renewables SBU reportable segment.
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
As the agreement contains certain redemption features that may require future redemption of the Class B units and are not solely in AES’ control, the noncontrolling interest is considered temporary equity. The contractual target rate of return increases the redemption price on the Class B units and the annual distributions reduce the applicable redemption price. Annual dividends are subject to regulatory and the AGIC Companies Boards’ approval. Through March 31, 2045, the AGIC Companies Boards will approve distributions to the Class B Member to the extent that there is sufficient cash generated from operations each annual period. After March 31, 2045, all dividends are discretionary if the Class B units remain outstanding. It is probable that the AGIC Companies’ performance will generate sufficient cash to require distributions to be made to the Class B Member of an amount that would redeem the instrument after the call option period. Therefore, as of September 30, 2025, the noncontrolling interest is probable of becoming redeemable and the carrying value of the Class B units will be adjusted to equal the redemption value each reporting period. As of September 30, 2025, the redemption value of the noncontrolling ownership interest of $464 million exceeded the carrying value; as such, an adjustment of $10 million was recorded to Redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheets to increase the carrying value to the Class B units’ redemption value. The AGIC Companies are reported in Corporate and Other.
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
AES Ohio — On April 4, 2025, DPL sold an indirect equity interest in AES Ohio of approximately 30% to Astrid Holdings LP, a wholly-owned subsidiary of CDPQ, for total proceeds of approximately $544 million, resulting in an increase to Redeemable stock of subsidiaries of $538 million, net of transaction costs. The Company also recognized an increase to additional paid-in capital and a reduction to retained earnings of $188 million for the excess of the fair value of the shares over the share of the net assets sold. The shareholders’ agreements contain certain redemption features that, while not currently in effect, are not solely in AES’ control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded that the likelihood of an event that would allow CDPQ to redeem its interest under the terms of the shareholders’ agreements is not probable, but would require redemption at fair value. Therefore, as of September 30, 2025, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. AES Ohio is reported in the Utilities SBU reportable segment.
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
In some cases, these agreements contain certain partnership rights, though not currently in effect, which may enable the tax equity investor to exit in the future. As a result, the noncontrolling ownership interest is considered temporary equity. Some of these tax equity partnership agreements have redemption features dependent upon the passage of time, therefore the noncontrolling ownership interests are probable of becoming redeemable. As of September 30, 2025, the redemption value of the noncontrolling interest associated with one of the tax equity partnerships exceeded the carrying value; as such, an adjustment of $7 million was recorded to Redeemable stock

29 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
of subsidiaries on the Condensed Consolidated Balance Sheets to increase the carrying value to the redemption value. Certain other tax equity partnership agreements have redemption features that expire upon certain agreed-upon project milestones being achieved. The Company has concluded it is probable that these projects will reach the specified milestones, therefore the noncontrolling ownership interests are not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.
During the nine months ended September 30, 2025 and 2024, AES Clean Energy, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to Redeemable stock of subsidiaries of $152 million and $172 million, respectively, net of transaction costs.
During the nine months ended September 30, 2025 and 2024, certain renewables development projects with redemption features were placed in service, resulting in the expiration of the redemption features. As a result, noncontrolling ownership interests of $69 million and $155 million, respectively, were reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Condensed Consolidated Balance Sheets. AES Clean Energy is reported in the Renewables SBU reportable segment.
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
The Series A Preferred Stock did not bear any dividends and the liquidation preference of the convertible preferred stock did not accrete. The Series A Preferred Stock had no maturity date and would remain outstanding unless converted by holders or redeemed by the Company. Holders of the preferred shares had limited voting rights. The Series A Preferred Stock was pledged as collateral to support holders’ purchase obligations under the 2024 Purchase Contracts, which obligated the holders to purchase, on February 15, 2024, for a price of $100 in cash, a maximum number of 57,467,883 shares of the Company’s common stock (subject to customary anti-dilution adjustments). The initial settlement rate determining the number of shares that each holder must purchase could not exceed the maximum settlement rate and was determined over a market value averaging period preceding February 15, 2024. The initial maximum settlement rate of 3.864 was calculated using an initial reference price of

30 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
$25.88, equal to the last reported sale price of the Company’s common stock on March 4, 2021. On February 15, 2024, the Series A Preferred Stock was tendered to satisfy the 2024 Purchase Contract’s settlement price and the Corporate Units were converted into shares of the Company’s common stock at the maximum settlement rate of 3.8859, equivalent to a reference price of $25.73. The Series A Preferred Stock was canceled and 40,531,845 shares of AES common stock were issued upon conversion.
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
During the nine months ended September 30, 2025 and 2024, AES Clean Energy Development and AES Renewable Holdings, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to NCI of $434 million and $599 million, respectively. During the third quarter of 2025, AES Renewable Holdings completed buyouts of tax equity partners at Buffalo Gap I, Buffalo Gap II, and Buffalo Gap III, resulting in a decrease to NCI of $28 million and a decrease to additional paid-in capital of $42 million. AES Clean Energy Development and AES Renewable Holdings are reported in the Renewables SBU reportable segment.
Cochrane — In May 2025, the Company acquired the remaining 40% of the common shares in Empresa Electrica Cochrane SpA (“Cochrane”), a coal-fired plant in Chile, from a third-party investor for $89 million, increasing AES’ ownership in Cochrane to 96.7%. This transaction resulted in a $40 million decrease in Parent Company Stockholder’s Equity due to a decrease in additional paid-in-capital of $23 million and a reclassification of accumulated other comprehensive losses from NCI to AOCL of $17 million. The preferred shares in Cochrane, previously issued by AES Andes in September 2020, remain outstanding. Under the terms of the operating agreement, preferred shareholders have the preferential right to receive distributions from the earnings or available distributable capital of Cochrane until reaching their original investment plus a specified rate of return. Cochrane is reported in the Energy Infrastructure SBU reportable segment.
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
Chile Renovables — Under its renewables partnership agreement with GIP, AES Andes will contribute a specified pipeline of renewables development projects to Chile Renovables as the projects reach commercial operations, and GIP may make additional contributions to maintain its 49% ownership interest. In February 2024, AES Andes completed the sale of Mesamávida to Chile Renovables for $40 million, resulting in an increase to NCI of $51 million and a decrease to additional paid-in capital of $11 million.

31 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
In December 2023, Chile Renovables issued $275 million of preferred shares to GIP, the proceeds of which are being used to fund the development of an additional pipeline of renewables projects. Under the terms of the operating agreement, GIP receives an escalating specified internal rate of return up until the point the projects reach commercial operations. As each project reaches commercial operations, the preferred shares convert to common stock and GIP may make additional contributions to maintain its 49% ownership interest. In February 2025, the Andes Solar 2a BESS project reached commercial operations. The preferred shares were converted to common stock and GIP made additional contributions of $14 million, resulting in an increase to NCI of $17 million and a decrease to additional paid-in capital of $3 million.
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
The following table summarizes the net income (loss) attributable to The AES Corporation and all transfers (to) from noncontrolling interests for the periods indicated (in millions):

	Nine Months Ended September 30,
	2025	2024
Net income attributable to The AES Corporation	$590	$1,212
Transfers (to) from noncontrolling interest:
Increase (decrease) in The AES Corporation's paid-in capital for sale of subsidiary shares	180	(15)
Additional paid-in capital transferred to redeemable stock of subsidiaries (1)	(188)	—
Decrease in The AES Corporation's paid-in capital for acquisition of subsidiary shares	(62)	2
Net transfers to noncontrolling interest	(70)	(13)
Change from net income attributable to The AES Corporation and transfers (to) from noncontrolling interests	$520	$1,199
_______________________________
(1)         See Note 11—Redeemable Stock of Subsidiaries for further information on increase in paid-in capital transferred to redeemable stock of subsidiaries.
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the nine months ended September 30, 2025 (in millions):

	Foreign currency translation adjustments, net	Change in fair value of derivatives, net	Pension adjustments, net	Change in fair value option liabilities, net	Total
Balance at the beginning of the period	$(1,282)	$537	$(24)	$3	$(766)
Other comprehensive income (loss) before reclassifications	89	(117)	(4)	—	(32)
Amount reclassified to earnings	—	(10)	—	—	(10)
Other comprehensive income (loss)	89	(127)	(4)	—	(42)
Reclassification from NCI due to share sales and repurchases	—	(17)	8	—	(9)
Balance at the end of the period	$(1,193)	$393	$(20)	$3	$(817)

32 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
Reclassifications out of AOCL are presented in the following table. The Company’s accounting policy for releasing the income tax effects from AOCL occurs on a portfolio basis. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Change in fair value of derivatives, net
Non-regulated cost of sales	$(4)	$(1)	$(2)	$(2)
Interest expense	2	3	12	(27)
Foreign currency transaction gains (losses)	1	1	6	3
Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(1)	3	16	(26)
Income tax benefit (expense)	—	—	(12)	7
Net equity in earnings (losses) of affiliates	2	—	2	1
Net income (loss)	1	3	6	(18)
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	—	—	4	4
Net income (loss) attributable to The AES Corporation	$1	$3	$10	$(14)
Common Stock Dividends — The Parent Company paid dividends of $0.17595 per outstanding share to its common stockholders during the first, second, and third quarters of 2025 for dividends declared in December 2024, February 2025, and July 2025, respectively.
On October 9, 2025, the Board of Directors declared a quarterly common stock dividend of $0.17595 per share payable on November 14, 2025, to shareholders of record at the close of business on October 31, 2025.
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
Prior to the first quarter of 2025, our businesses in Chile (which had a mix of generation sources, including renewables, that were pooled to service our existing PPAs initially entered into for sale of the output of the coal plants) were reported in the Energy Infrastructure SBU. After the sale or disconnection of a significant portion of AES Andes’ coal plants and the expiration of its coal-indexed contracts with regulated customers at the end of 2024, the results of our businesses in Chile, excluding the two remaining coal plants, are now reported as part of the Renewables SBU in financial information regularly reviewed by the Chief Operating Decision Maker. The results of the two remaining coal plants in Chile, Angamos and Cochrane, remain within the Energy Infrastructure SBU. As the composition of the segments changed in the first quarter of 2025, the segment information for prior comparative periods has been retrospectively revised to reflect AES Andes’ renewables partnership with GIP, Chile Renovables, which is separable from the rest of the AES Andes portfolio, as part of the Renewables SBU. We determined that there was no separately identifiable financial information for the other renewables in the AES Andes portfolio as they were servicing the same coal-indexed PPAs as the coal facilities prior to 2025, therefore the rest of the renewables portfolio at AES Andes is presented within the Energy Infrastructure SBU in the 2024 segment information presented. Revenue and Adjusted EBITDA for AES Andes that are presented within the Energy Infrastructure SBU in historical periods and within the Renewables SBU in 2025 were $256 million and $19 million, respectively, during the three months ended September 30, 2025, and $675 million and $53 million, respectively, during the nine months ended September 30, 2025.
Our Renewables, Utilities, and Energy Infrastructure SBUs participate in our generation business line, in which we own and/or operate power plants to generate and sell power to customers, such as utilities, industrial users, and other intermediaries. Our Utilities SBU participates in our utilities business line, in which we own and/or operate utilities to generate or purchase, distribute, transmit, and sell electricity to end-user customers in the residential,

33 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
commercial, industrial, and governmental sectors within a defined service area. In certain circumstances, our utilities also generate and sell electricity on the wholesale market. Our New Energy Technologies SBU includes investments in new and innovative technologies to support leading-edge greener energy solutions.
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

34 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended September 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$817	$1,105	$1,483	$—	$3,405
Corporate and other					32
Eliminations					(86)
Total Revenue					$3,351
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	458	775	1,110	3
Other segment items (2)	63	90	72	—
Segment Adjusted EBITDA	$296	$240	$301	$(3)	$834
Reconciliation to income from continuing operations before taxes:
Corporate and other					(10)
Eliminations					6
Interest expense					(348)
Interest income					76
Depreciation, amortization, and accretion of AROs					(365)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					238
Income tax expense, interest expense, and depreciation, amortization, and accretion of AROs from equity affiliates					(39)
Interest income recognized under service concession arrangements					(15)
Unrealized derivatives, equity securities, and financial assets and liabilities gains					20
Unrealized foreign currency losses					(2)
Disposition/acquisition losses					(5)
Impairment losses					(61)
Loss on extinguishment of debt and troubled debt restructuring					(1)
Income from continuing operations before taxes					$328
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
(2)Other segment items for each reportable segment includes:
Renewables SBU — earnings from equity affiliates, business development costs, miscellaneous gains and losses in Other income and Other expense, realized foreign currency gains and losses, and adjustment for noncontrolling interest expense.
Utilities SBU — miscellaneous gains and losses in Other income and Other expense, earnings from equity affiliates, and adjustment for noncontrolling interest expense.
Energy Infrastructure SBU — service concession interest income, earnings from equity affiliates, business development costs, miscellaneous gains and losses in Other income and Other expense, realized foreign currency gains and losses, and adjustment for noncontrolling interest expense.
New Energy Technologies SBU — earnings from equity affiliates, and miscellaneous gains and losses in Other income and Other expense.

35 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024

	Three Months Ended September 30, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$754	$961	$1,614	$1	$3,330
Corporate and other					33
Eliminations					(74)
Total Revenue					$3,289
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	462	678	1,183	1
Other segment items (2)	78	60	141	7
Segment Adjusted EBITDA	$214	$223	$290	$(7)	$720
Reconciliation to income from continuing operations before taxes:
Corporate and other					(23)
Eliminations					1
Interest expense					(379)
Interest income					119
Depreciation, amortization, and accretion of AROs					(312)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					233
Income tax expense, interest expense, and depreciation, amortization, and accretion of AROs from equity affiliates					(31)
Interest income recognized under service concession arrangements					(16)
Unrealized derivatives, equity securities, and financial assets and liabilities gains					47
Unrealized foreign currency losses					(7)
Disposition/acquisition gains					11
Impairment losses					(37)
Loss on extinguishment of debt and troubled debt restructuring					(1)
Income from continuing operations before taxes					$325
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
Energy Infrastructure SBU — service concession interest income, business development costs, miscellaneous gains and losses in Other income and Other expense, realized foreign currency gains and losses, earnings from equity affiliates, and adjustment for noncontrolling interest expense.
New Energy Technologies SBU — earnings from equity affiliates, and miscellaneous gains and losses in Other income and Other expense.

36 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024

	Nine Months Ended September 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$2,127	$3,068	$4,109	$—	$9,304
Corporate and other					111
Eliminations					(283)
Total Revenue					$9,132
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	1,346	2,192	3,208	6
Other segment items (2)	84	217	92	39
Segment Adjusted EBITDA	$697	$659	$809	$(45)	$2,120
Reconciliation to income from continuing operations before taxes:
Corporate and other					(23)
Eliminations					5
Interest expense					(1,042)
Interest income					215
Depreciation, amortization, and accretion of AROs					(1,056)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					625
Income tax expense, interest expense, and depreciation, amortization, and accretion of AROs from equity affiliates					(120)
Interest income recognized under service concession arrangements					(44)
Unrealized derivatives, equity securities, and financial assets and liabilities losses					(112)
Unrealized foreign currency gains					1
Disposition/acquisition losses					(172)
Impairment losses					(7)
Loss on extinguishment of debt and troubled debt restructuring					(13)
Restructuring costs					(88)
Income from continuing operations before taxes					$289
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
(2)Other segment items for each reportable segment includes:
Renewables SBU — earnings from equity affiliates, business development costs, miscellaneous gains and losses in Other income and Other expense, realized foreign currency gains and losses, and adjustment for noncontrolling interest expense.
Utilities SBU — miscellaneous gains and losses in Other income and Other expense, earnings from equity affiliates, and adjustment for noncontrolling interest expense.
Energy Infrastructure SBU — service concession interest income, earnings from equity affiliates, business development costs, miscellaneous gains and losses in Other income and Other expense, realized foreign currency gains and losses, and adjustment for noncontrolling interest expense.
New Energy Technologies SBU — miscellaneous gains and losses in Other income and Other expense, earnings from equity affiliates, and business development costs.

37 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024

	Nine Months Ended September 30, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$2,016	$2,730	$4,685	$1	$9,432
Corporate and other					106
Eliminations					(222)
Total Revenue					$9,316
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	1,326	1,947	3,433	5
Other segment items (2)	211	164	303	34
Segment Adjusted EBITDA	$479	$619	$949	$(38)	$2,009
Reconciliation to income from continuing operations before taxes:
Corporate and other					(3)
Eliminations					(10)
Interest expense					(1,125)
Interest income					312
Depreciation, amortization, and accretion of AROs					(945)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					579
Income tax expense, interest expense, and depreciation, amortization, and accretion of AROs from equity affiliates					(93)
Interest income recognized under service concession arrangements					(49)
Unrealized derivatives, equity securities, and financial assets and liabilities gains					185
Unrealized foreign currency losses					(10)
Disposition/acquisition losses					(8)
Impairment losses					(86)
Loss on extinguishment of debt and troubled debt restructuring					(51)
Income from continuing operations before taxes					$705
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
Energy Infrastructure SBU — service concession interest income, business development costs, miscellaneous gains and losses in Other income and Other expense, realized foreign currency gains and losses, earnings from equity affiliates, and adjustment for noncontrolling interest expense.
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

Long-Lived Assets	September 30, 2025	December 31, 2024
Renewables SBU	$22,744	$19,151
Utilities SBU	9,093	8,535
Energy Infrastructure SBU	5,029	5,805
New Energy Technologies SBU	27	22
Corporate and Other	23	25
Long-Lived Assets	36,916	33,538
Current assets	6,820	6,831
Investments in and advances to affiliates	1,030	1,124
Debt service reserves and other deposits	102	78
Goodwill	345	345
Other intangible assets	2,016	1,947
Deferred income taxes	404	365
Loan receivable	781	—
Other noncurrent assets, excluding right-of-use assets for operating leases	2,369	2,545
Noncurrent held-for-sale assets	—	633
Total Assets	$50,783	$47,406

38 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024

Depreciation, Amortization, and Accretion of AROs	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Renewables SBU	$146	$103	$413	$340
Utilities SBU	133	119	388	342
Energy Infrastructure SBU	84	88	248	256
New Energy Technologies SBU	—	—	1	1
Corporate and Other	2	2	6	6
Total	$365	$312	$1,056	$945

Capital Expenditures	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Renewables SBU	$1,416	$1,375	$3,472	$4,088
Utilities SBU	369	367	861	1,229
Energy Infrastructure SBU	24	86	77	342
New Energy Technologies SBU	2	3	5	7
Corporate and Other	4	10	7	28
Total	$1,815	$1,841	$4,422	$5,694

Interest Income	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Renewables SBU	$26	$30	$67	$90
Utilities SBU	2	2	8	9
Energy Infrastructure SBU	39	80	121	193
New Energy Technologies SBU	2	2	6	5
Corporate and Other	7	5	13	15
Total	$76	$119	$215	$312

Interest Expense	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Renewables SBU	$123	$99	$373	$309
Utilities SBU	72	75	226	223
Energy Infrastructure SBU	71	120	221	381
New Energy Technologies SBU	—	—	—	—
Corporate and Other	82	85	222	212
Total	$348	$379	$1,042	$1,125

Net Equity in Earnings (Losses) of Affiliates	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Renewables SBU	$4	$7	$(11)	$29
Utilities SBU	2	1	6	4
Energy Infrastructure SBU	1	—	8	5
New Energy Technologies SBU	(3)	(6)	(47)	(34)
Corporate and Other	(3)	(11)	(11)	(25)
Total	$1	$(9)	$(55)	$(21)

39 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended September 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$756	$22	$1,312	$—	$(54)	$2,036
Other non-regulated revenue (1)	61	1	171	—	—	233
Total non-regulated revenue	817	23	1,483	—	(54)	2,269
Regulated Revenue
Revenue from contracts with customers	—	1,075	—	—	—	1,075
Other regulated revenue	—	7	—	—	—	7
Total regulated revenue	—	1,082	—	—	—	1,082
Total revenue	$817	$1,105	$1,483	$—	$(54)	$3,351

	Three Months Ended September 30, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$676	$23	$1,422	$1	$(41)	$2,081
Other non-regulated revenue (1)	78	1	192	—	—	271
Total non-regulated revenue	754	24	1,614	1	(41)	2,352
Regulated Revenue
Revenue from contracts with customers	—	929	—	—	—	929
Other regulated revenue	—	8	—	—	—	8
Total regulated revenue	—	937	—	—	—	937
Total revenue	$754	$961	$1,614	$1	$(41)	$3,289

	Nine Months Ended September 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$2,014	$65	$3,770	$—	$(172)	$5,677
Other non-regulated revenue (1)	113	3	339	—	—	455
Total non-regulated revenue	2,127	68	4,109	—	(172)	6,132
Regulated Revenue
Revenue from contracts with customers	—	2,978	—	—	—	2,978
Other regulated revenue	—	22	—	—	—	22
Total regulated revenue	—	3,000	—	—	—	3,000
Total revenue	$2,127	$3,068	$4,109	$—	$(172)	$9,132

	Nine Months Ended September 30, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,839	$65	$4,128	$1	$(116)	$5,917
Other non-regulated revenue (1)	177	3	557	—	—	737
Total non-regulated revenue	2,016	68	4,685	1	(116)	6,654
Regulated Revenue
Revenue from contracts with customers	—	2,641	—	—	—	2,641
Other regulated revenue	—	21	—	—	—	21
Total regulated revenue	—	2,662	—	—	—	2,662
Total revenue	$2,016	$2,730	$4,685	$1	$(116)	$9,316
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $258 million and $237 million as of September 30, 2025 and December 31, 2024, respectively.
During the nine months ended September 30, 2025 and 2024, we recognized revenue of $22 million and $77 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
In June 2023, the Company closed on an agreement to terminate the PPA for the Warrior Run coal-fired power plant for total consideration of $357 million, to be paid by the offtaker through the end of the previous contract term

40 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
in January 2030. Under the termination agreement, the plant provided capacity through May 2024. The termination represented a contract modification under which the discounted termination payments, as well as a pre-existing contract liability, were recognized as revenue on a straight-line basis over the remaining performance obligation period for approximately $32 million per month. On February 1, 2024, the Company executed a receivable sale agreement to transfer all of its rights, title, and interest in the remaining future cash flows under this agreement. At the time of execution, the transaction was considered a sale of future revenue under U.S. GAAP, and as such, the net proceeds of $273 million were recorded as debt. Upon completion of the remaining performance obligation in May 2024, the corresponding receivable balance of $267 million, net of valuation allowance of $7 million, and the remaining debt balance of $260 million were derecognized upon accounting for the transaction as a sale of receivables.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a build, operate, and transfer contract and sold to the Vietnamese government, while we remain the operator for the duration of the 25-year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25-year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of December 31, 2024, Mong Duong met the held-for-sale criteria and the loan receivable balance of $963 million was classified in held-for-sale assets. As of September 30, 2025, Mong Duong no longer met the held-for-sale criteria. Of the loan receivable balance of $874 million, $93 million was classified in Other current assets and $781 million in Loan receivable on the Condensed Consolidated Balance Sheets. See Note 18—Held-for-Sale and Dispositions for further information.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future consideration for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of September 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $435 million, primarily consisting of fixed consideration in long-term contracts in the U.S. We expect to recognize revenue of approximately $60 million in the remainder of 2025, $251 million in 2026, $120 million in 2027, and the remainder thereafter.
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

41 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Other Income	Gain on remeasurement of contingent consideration (1)	$1	$14	$25	$26
	Gain on write-off of contingent liabilities (2)	10	—	10	—
	Dividend income on investments	1	1	4	1
	AFUDC (US Utilities)	1	3	2	9
	Gain on sale and disposal of assets	—	—	1	3
	Indexation adjustment of receivables (3)	—	12	—	12
	Contract termination	—	—	—	5
	Gain on commencement of sales-type leases	—	—	—	5
	Insurance proceeds	—	—	—	5
	Other income	6	34	15	54
	Total other income	$19	$64	$57	$120

Other Expense	Loss on commencement of sales-type leases (4)	$13	$—	$221	$72
	Loss on remeasurement of investment (5)	—	—	48	—
	Loss on remeasurement of contingent consideration (1)	5	21	47	27
	Loss on sale and disposal of assets	6	6	14	14
	Non-service pension and other postretirement costs	2	2	6	7
	Costs related to troubled debt restructuring (6)	—	—	—	20
	Other	—	2	37	13
	Total other expense	$26	$31	$373	$153
_______________________________
(1)    Primarily related to certain remeasurements of contingent consideration on projects acquired at AES Clean Energy.
(2)    Related to the write-off of contingent consideration for a renewables development project at AES Andes. See Note 16—Asset Impairment Expense for further information.
(3)    For the period ended September 30, 2024, related to an indexation adjustment on receivables for regulated energy contracts impacted by the Tariff Stabilization Laws at Chile. See Note 5—Financing Receivables for further information.
(4)    Related to losses recognized at commencement of sales-type leases at AES Clean Energy and AES Renewable Holdings. See Note 10—Leases for further information.
(5)    Related to the remeasurement of our existing investment in 5B, accounted for using the measurement alternative. See Note 3—Fair Value for further information.
(6)    Related to legal expenses and other direct costs associated with the troubled debt restructuring at AES Puerto Rico. See Note 8—Obligations for further information.
16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense (reversals) for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Mong Duong	$—	$11	$(226)	$54
AES Clean Energy Development Projects (ACED)	15	7	132	21
AES Andes Development Project	16	—	16	—
AES Brasil	—	55	—	80
Other	—	1	4	3
Total	$31	$74	$(74)	$158
AES Andes Development Project — In September 2025, the Company determined that a renewables development project at AES Andes was no longer viable. The Company recognized pre-tax impairment expense of $16 million related to the write-off of intangible assets and capitalized development costs as the fair value of the project was determined to be zero. In addition, the Company recognized a $10 million gain in Other income due to the write-off of contingent consideration associated with the original acquisition of the project. See Note 15—Other Income and Expense for further information. AES Andes is reported in the Renewables SBU reportable segment.
AES Clean Energy Development Projects — AES Clean Energy Development has a pipeline of U.S. renewables projects that are in various stages of development and construction. In some cases, if development efforts are not successful, the Company may abandon a particular project, writing off all the intangible assets and capitalized development costs incurred. The fair value of each abandoned project with no salvage value is determined to be zero as there are no future projected cash flows. The Company recognized $132 million and $21 million of pre-tax asset impairment expense related to the write-off of projects that were determined to be no longer viable during the nine months ended September 30, 2025 and 2024, respectively. Of the pre-tax asset impairment expense recorded during the nine months ended September 30, 2025, $51 million was related to right sizing our

42 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
development company as part of the restructuring program initiated in February 2025. See Note 21—Restructuring for further information. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). The carrying amount of the Mong Duong disposal group, which primarily consisted of our loan receivable from the sale of the power plant to the Vietnamese government, in subsequent periods exceeded the expected sales proceeds and as a result, the Company recognized pre-tax impairment expense of $54 million during the nine months ended September 30, 2024, and $17 million during the three months ended March 31, 2025.
As of May 31, 2025, due to delays in closing the transaction and the pending expiration of the agreement in November 2025, the Company determined Mong Duong no longer met the held-for-sale criteria. As such, the Mong Duong asset group was reclassified as held and used. The loan receivable was remeasured at amortized cost and non-loan assets were each individually remeasured at the lower of (i) carrying value before being classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the assets been continuously classified as held and used, or (ii) fair value at the date of the subsequent determination that held-for-sale criteria was no longer met. As a result, the Company recorded a $243 million increase in the carrying value of the Mong Duong asset group due to the derecognition of a $239 million valuation allowance on the loan receivable accounted for under ASC 310, which had been recognized in Asset impairment expense between December 31, 2023 and March 31, 2025 while Mong Duong was classified as held-for-sale, and the elimination of $4 million in net estimated costs to sell from the measurement of the asset group. See Note 18—Held-for-Sale and Dispositions for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
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
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and nine months ended September 30, 2025 were (69)% and (12)%, respectively. In comparison, the effective tax rates for the three and nine months ended September 30, 2024 were 31% and 7%, respectively. The difference between the Company’s effective tax rates for the 2025 and 2024 periods and the U.S. statutory tax rate of 21% related primarily to foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, valuation allowance, the impacts of U.S. investment tax credits (“ITCs”), and noncontrolling interest in our U.S. subsidiaries.
For the three and nine months ended September 30, 2025, the Company recorded discrete tax expense of approximately $39 million and $83 million, respectively, resulting from allocations of losses to tax equity investors on renewables projects.
For the three and nine months ended September 30, 2024, the Company recognized discrete tax expense of approximately $72 million and $100 million, respectively, for similar allocations. Additionally, for the nine months ended September 30, 2024, the Company recognized approximately $59 million of discrete tax benefit, net of valuation allowance, for tax over book investment basis differences related to the AES Brasil held-for-sale classification.
Further, for the nine months ended September 30, 2024, the Company recognized discrete tax benefit of approximately $53 million related to U.S. capital losses associated with the restructuring of a foreign holding company.

43 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
18. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
JK Projects — In April 2025, the Company executed an agreement to contribute the Jemeiwaa Ka’I wind projects (“JK Projects”) to two trusts. After closing the transaction, the Company will retain 51% ownership in the trusts, which will be accounted for as equity method investments. The transaction is expected to close in the first half of 2026. As a result, the JK Projects were classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. Since the fair value exceeded the carrying value, no impairment was recorded. On a consolidated basis, the carrying value of the JK Projects as of September 30, 2025 was $33 million, including $19 million of intangible assets and $14 million of CWIP. The JK Projects are reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). As a result, Mong Duong was classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. The sale is subject to regulatory approval, and due to delays in closing the transaction and the pending expiration of the agreement in November 2025, the Company determined the sale is no longer probable and that Mong Duong no longer met the held-for-sale criteria as of May 31, 2025. As a result, the Company recorded an increase in the carrying value of the Mong Duong asset group primarily due to the derecognition of a $239 million valuation allowance on the loan receivable accounted for under ASC 310, which had been recognized in Asset impairment expense between December 31, 2023 and March 31, 2025 while Mong Duong was classified as held-for-sale. As of September 30, 2025, the significant assets and liabilities of Mong Duong were loan receivables of $874 million and debt of $466 million. See Note 16—Asset Impairment Expense for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
Dispositions
Dominican Republic Renewables — In June 2025, the Company completed the sale of 50% of its interest in AES DR Renewables Holdings, S.L. and its subsidiaries (collectively “Dominican Republic Renewables”), whose main objective is the operation and administration of energy generation assets from primary energy resources. Of the sale price of $103 million, the Company received cash proceeds of $100 million in July 2025. The Company retained a 50% ownership interest in Dominican Republic Renewables after the sale and the business was deconsolidated and accounted for as an equity method investment. The transaction resulted in a pre-tax gain on sale of $70 million reported in Gain (loss) on disposal and sale of business interests, of which $37 million was related to remeasurement of the Company’s retained interest to its fair value. See Note 7—Investments in and Advances to Affiliates for further information. Dominican Republic Renewables is reported in the Renewables SBU reportable segment.
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
Jordan — In March 2024, the Company completed the sale of approximately 26% ownership interest in the Amman East and IPP4 generation plants for a sale price of $58 million. After adjusting for dividends received since the execution of the sale and purchase agreement, the Company received a net cash payment of $45 million. The transaction resulted in a pre-tax loss on sale of $10 million, reported in Gain (loss) on disposal and sale of business interests. After completion of the sale, the Company retained 10% ownership interest in each of the businesses. The fair value of the retained interest was measured using the market approach and the businesses were deconsolidated and accounted for as equity method investments. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.

44 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
19. ACQUISITIONS
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
Long Point and Hot Air — On September 20, 2024, the Company entered into an agreement to purchase Long Point, an early development-stage project consisting of a 300 MW wind facility, a 150 MW solar facility, and a 40 MW battery storage facility, and Hot Air, an early development-stage 350 MW wind facility, both located in Arizona. The transaction was accounted for as an asset acquisition. The total consideration paid of $6 million, including transaction costs, was allocated to the identifiable assets and liabilities on a relative fair value basis, primarily consisting of intangible assets. The remaining contingent consideration of up to $47 million, which was not recorded at acquisition, will be recognized as part of the projects’ assets when the contingencies are resolved, and the consideration is paid or becomes payable. Long Point and Hot Air are reported in the Renewables SBU reportable segment.
Madison and Birdseye — On April 5, 2024, the Company closed on the acquisition of 100% of the Madison solar project, a 63 MW construction-stage solar project in Virginia under contract with a 15-year virtual power purchase agreement (“VPPA”), and a pipeline of early-stage renewable energy development projects (“Birdseye”), to enhance its renewable energy portfolio. The transaction was accounted for as a business combination with a purchase price of $20 million paid in cash; therefore, the assets acquired and liabilities assumed at the acquisition date, primarily consisting of CWIP valued at $78 million and an off-market VPPA liability of $53 million, were recorded at their fair values. The Company recorded preliminary amounts for the purchase price allocation at the time of the acquisition, with no goodwill being recognized as a result of the acquisition. During the fourth quarter of 2024, the Company finalized the purchase price allocation and made measurement period adjustments to the fair value of the assets acquired, primarily due to the determination that the Madison solar project would qualify for an ITC based on studies performed subsequent to the acquisition date. Madison and Birdseye are reported in the Renewables SBU reportable segment.
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

45 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and nine months ended September 30, 2025 and 2024, where income represents the numerator and weighted average shares represent the denominator.

Three Months Ended September 30,	2025			2024
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$676	712	$0.95	$511	711	$0.72
Increase in redemption value of redeemable stock of subsidiaries	(5)	—	(0.01)	—	—	—
Income from continuing operations available to The AES Corporation common stockholders	$671	712	$0.94	$511	711	$0.72
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	—	—	2	—
DILUTED EARNINGS PER SHARE	$671	714	$0.94	$511	713	$0.72

Nine Months Ended September 30,	2025			2024
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$627	712	$0.88	$1,219	704	$1.73
Increase in redemption value of redeemable stock of subsidiaries	(15)	—	(0.02)	—	—	—
Income from continuing operations available to The AES Corporation common stockholders	$612	712	$0.86	$1,219	704	$1.73
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	—	—	2	—
Equity units	—	—	—	—	7	(0.02)
DILUTED EARNINGS PER SHARE	$612	714	$0.86	$1,219	713	$1.71
Adjustments to Redemption Value — For the three months ended September 30, 2025, income from continuing operations available to AES common stockholders included a $5 million adjustment related to the increase of the carrying value of redeemable stock of subsidiaries at AES Clean Energy Development.
For the nine months ended September 30, 2025, income from continuing operations available to the AES common stockholders included $10 million and $5 million adjustments related to the increase of the carrying value of redeemable stock of subsidiaries at the AGIC Companies and AES Clean Energy Development, respectively.
The Company has elected to administer these entire non-fair value redemption adjustments consistent with the treatment of dividends in the earnings per share calculation. While the adjustments impacted net income available to AES common stockholders and earnings per share, they did not impact Net income in the Condensed Consolidated Statement of Operations. See Note 11—Redeemable Stock of Subsidiaries for further information.
Anti-Dilutive Securities — The calculation of diluted earnings per share excluded 2 million outstanding stock awards for the three and nine months ended September 30, 2025 and 1 million outstanding stock awards for the three and nine months ended September 30, 2024, respectively, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
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
As part of the quarterly diluted earnings per share calculation, AES evaluates whether (1) average cash basis quarterly net income in a given quarter exceeds the threshold or (2) aggregate distributions made to the investor for the related distribution period exceed such target distribution amount. If either condition is met, no Shortfall Stock will be included in the diluted earnings per share calculation. As of September 30, 2025, the average cash basis

46 | Notes to Condensed Consolidated Financial Statements—(Continued) | September 30, 2025 and 2024
quarterly net income condition was met and, therefore, no shares are included in diluted EPS for the three and nine months then ended.
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
21. RESTRUCTURING
In February 2025, the Company approved and initiated a restructuring program to streamline our organization given the significantly lower number of countries that we operate in. Additionally, we are right sizing our development company to focus on executing on the backlog and pursuing larger but fewer projects to better serve our core customers. Pre-tax restructuring charges related to employee severance costs were $1 million and $53 million for the three and nine months ended September 30, 2025. Of the $53 million recognized for the nine months ended September 30, 2025, $39 million was classified within Cost of sales and $14 million was classified as General and administrative expenses on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2025, $20 million was recognized at the Energy Infrastructure SBU, $17 million at the Renewables SBU, $5 million at the Utilities SBU, $1 million at the New Energy Technologies SBU, and $10 million at Corporate and Other.
The Company made cash payments of $48 million during the nine months ended September 30, 2025, including $4 million of termination benefits previously accrued for in the projected pension benefit obligation. As of September 30, 2025, $9 million of pre-tax restructuring charges were reflected within Accrued and other liabilities on the Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2025, AES Clean Energy Development also recognized $51 million of pre-tax asset impairment expense as a result of the restructuring program. See Note 16—Asset Impairment Expense for further information. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
22. DISCONTINUED OPERATIONS
Sul — In 2016, the Company completed the sale of Sul, its wholly-owned distribution company in Brazil, with its historical operating results reported as discontinued operations. In August 2025, an arbitration tribunal awarded the buyer an estimated $37 million in alleged damages plus interest, as well as potential future damages, under a dispute related to representations and warranties in the 2016 share purchase agreement, which the Company recognized as a loss from disposal of discontinued businesses.

47 | The AES Corporation | September 30, 2025 Form 10-Q
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

48 | The AES Corporation | September 30, 2025 Form 10-Q
Executive Summary
Compared with last year, third quarter net income increased $302 million, from $215 million to $517 million. This increase is primarily due to higher income tax benefit mainly driven by tax credit transfers, higher margins from new projects in the Renewables SBU, and an increase in rider revenues due to revised rates at AES Indiana and AES Ohio in the Utilities SBU. This was partially offset by lower generation at the Energy Infrastructure SBU and the sale of AES Brasil.
Adjusted EBITDA, a non-GAAP measure, increased $132 million, from $698 million to $830 million, driven by higher contributions from new projects in the Renewables SBU and an increase in rider revenues due to revised rates at AES Indiana and AES Ohio in the Utilities SBU. This was partially offset by the sale of AES Brasil and the impact of the selldown of AES Ohio.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, increased $82 million, from $1,174 million to $1,256 million, due to the drivers above, partially offset by lower realized tax attributes driven by timing of tax attribute recognition.
Compared with last year, third quarter diluted earnings per share from continuing operations increased $0.22, from $0.72 to $0.94. This increase is mainly driven by higher income tax benefit, higher contributions from new projects in the Renewables SBU, and higher retail margin at the Utilities SBU. This was partially offset by lower realized tax attributes at the Renewables SBU due to timing of tax attribute recognition, lower other income, and lower interest income.
Adjusted EPS, a non-GAAP measure, increased $0.04 from $0.71 to $0.75, mainly driven by a lower adjusted tax rate, including the impact of tax credit transfers, higher retail margin at the Utilities SBU, and lower general and administrative costs at Corporate. This was partially offset by lower realized tax attributes at the Renewables SBU due to timing of tax attribute recognition.
Compared with last year, net income for the nine months ended September 30, 2025 decreased $352 million from $646 million to $294 million. This decrease is primarily driven by lower earnings from the Energy Infrastructure SBU due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA, higher day-one losses on the commencement of sales type leases at AES Clean Energy Development, and the sale of AES Brasil. This was partially offset by the derecognition of a valuation allowance on the loan receivable upon reclassifying Mong Duong from held-for-sale to held and used, higher margins from new projects in the Renewables SBU, higher income tax benefit mainly driven by tax credit transfers, lower interest expense, and higher retail margin at AES Indiana in the Utilities SBU under the 2024 Base Rate Order, including the impact of certain riders now included in base rates.
Adjusted EBITDA, a non-GAAP measure, increased $106 million, from $1,996 million to $2,102 million, for the nine months ended September 30, 2025, mainly driven by higher contributions from new projects in the Renewables SBU and higher retail margin at AES Indiana in the Utilities SBU under the 2024 Base Rate Order, including the impact of certain riders now included in base rates. This was partially offset by higher prior year revenues from the monetization of the Warrior Run coal plant PPA and the sale of AES Brasil.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, increased $199 million, from $2,891 million to $3,090 million, for the nine months ended September 30, 2025, due to the drivers above as well as higher realized tax attributes driven by higher income from tax credit transfers.
Compared with last year, diluted earnings per share from continuing operations for the nine months ended September 30, 2025 decreased $0.85, from $1.71 to $0.86. This decrease is mainly driven by lower earnings at the Energy Infrastructure SBU primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA, day-one losses on the commencement of sales-type leases at AES Clean Energy Development, lower realized tax attributes at the Renewables SBU due to timing of tax attribute recognition, lower interest income, higher foreign currency losses, and lower other income. This was partially offset by the derecognition of a valuation allowance on the loan receivable upon reclassifying Mong Duong from held-for-sale to held and used and higher income tax benefit mainly driven by tax credit transfers.
Adjusted EPS, a non-GAAP measure, decreased $0.07 from $1.60 to $1.53, for the nine months ended September 30, 2025, mainly driven by lower realized tax attributes at the Renewables SBU due to timing of tax attribute recognition, and lower contributions at the Energy Infrastructure SBU primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA. This was partially offset by a lower adjusted tax rate, including the impact of tax credit transfers, and higher realized tax attributes and retail margin at the Utilities SBU.

49 | The AES Corporation | September 30, 2025 Form 10-Q

Accelerating the future of energy, together.

Business Overview

152 Generation Facilities

6 Utility Companies

34,426 Gross MW

32,688 GWH [(2)]

Three Months Ended September 30,		2025		2024
Diluted earnings per share	$	0.94	$	0.72
Adjusted EPS [(1)]		0.75		0.71

Nine Months Ended September 30,		2025		2024
Diluted earnings per share	$	0.86	$	1.71
Adjusted EPS [(1)]		1.53		1.60

Operating Margin
(in millions)

$1,629
$1,894
$735
$722
Q3 2025
Q3 2024

Net Income
(in millions)

YTD
QTD
$294
$646
$517
$215
Q3 2025
Q3 2024

Adjusted EBITDA [(1)]
(in millions)

$2,102
$1,996
$830
$698
Q3 2025
Q3 2024

Operating Cash Flow
(in millions)

$2,818
$1,664
$1,297
$985
Q3 2025
Q3 2024

Key events in 2025

- Completed the construction of 2,852 MW of solar, energy storage, and wind
- Signed or awarded long-term PPAs for 2,206 MW of solar, wind, and energy storage
- Received final regulatory approval for the 170 MW Crossvine solar-plus-storage project at AES Indiana
- With the sale of a minority stake in our global insurance company, AGIC, for $450 million, achieved full year 2025 asset sale proceeds target of $400 to $500 million
- To fund the substantial growth at AES Ohio, closed on the sale of an approximate 30% indirect equity interest to a wholly-owned subsidiary of CDPQ
- AES Ohio reached a unanimous settlement resolving its distribution rate review
- AES Indiana reached a partial settlement agreement for its current rate review
- AES Indiana filed a 20-year IRP

Strategic outlook

- Backlog of 11.1 GW of projects under signed long-term PPAs
- On track to add 3.2 GW of new projects to operating portfolio in 2025
- On track to sign 14-17 GW of renewables under new long-term PPAs in 2023-2025

Under construction

5,012 MW

Energy Storage 44%
Wind 21%
Solar 35%

Contracted renewable backlog not yet under construction

6,134 MW

Energy Storage 8%
Wind 36%
Solar 56%

(1) Non-GAAP measure. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2024.

50 | The AES Corporation | September 30, 2025 Form 10-Q
Overview of Strategic Performance
AES is leading the industry's transition to clean energy by investing in renewables, utilities, and technology businesses.
•Our PPA backlog, which consists of projects with signed contracts, but which are not yet operational, is 11.1 GW, including 5 GW under construction. Year-to-date, we:
◦Completed the construction of 2.9 GW of solar, energy storage, and wind, and we are on track to add a total of 3.2 GW to our operating portfolio by year-end 2025; and
◦Signed or were awarded new long-term PPAs for 2.2 GW.
•Our U.S. utilities made progress toward securing future growth:
◦AES Ohio reached a unanimous settlement resolving its distribution rate review;
◦AES Indiana reached a partial settlement agreement for its current rate review; and
◦AES Indiana filed a 20-year IRP.
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	$ change	% change	2025	2024	$ change	% change
Revenue:
Renewables SBU	$817	$754	$63	8%	$2,127	$2,016	$111	6%
Utilities SBU	1,105	961	144	15%	3,068	2,730	338	12%
Energy Infrastructure SBU	1,483	1,614	(131)	-8%	4,109	4,685	(576)	-12%
New Energy Technologies SBU	—	1	(1)	-100%	—	1	(1)	-100%
Corporate and Other	32	33	(1)	-3%	111	106	5	5%
Eliminations	(86)	(74)	(12)	-16%	(283)	(222)	(61)	-27%
Total Revenue	3,351	3,289	62	2%	9,132	9,316	(184)	-2%
Operating Margin:
Renewables SBU	213	189	24	13%	371	352	19	5%
Utilities SBU	197	165	32	19%	488	441	47	11%
Energy Infrastructure SBU	288	345	(57)	-17%	653	997	(344)	-35%
New Energy Technologies SBU	(2)	(1)	(1)	-100%	(6)	(5)	(1)	-20%
Corporate and Other	61	47	14	30%	203	182	21	12%
Eliminations	(22)	(23)	1	4%	(80)	(73)	(7)	-10%
Total Operating Margin	735	722	13	2%	1,629	1,894	(265)	-14%
General and administrative expenses	(46)	(57)	11	-19%	(172)	(198)	26	-13%
Interest expense	(348)	(379)	31	-8%	(1,042)	(1,125)	83	-7%
Interest income	76	119	(43)	-36%	215	312	(97)	-31%
Loss on extinguishment of debt	(2)	(1)	(1)	100%	(15)	(11)	(4)	36%
Other expense	(26)	(31)	5	-16%	(373)	(153)	(220)	NM
Other income	19	64	(45)	-70%	57	120	(63)	-53%
Gain (loss) on disposal and sale of business interests	1	(1)	2	NM	70	43	27	63%
Asset impairment reversals (expense)	(31)	(74)	43	-58%	74	(158)	232	NM
Foreign currency transaction gains (losses)	(19)	(28)	9	-32%	(57)	2	(59)	NM
Other non-operating expense	(32)	—	(32)	NM	(42)	—	(42)	NM
Income tax benefit (expense)	226	(103)	329	NM	42	(52)	94	NM
Net equity in earnings (losses) of affiliates	1	(9)	10	NM	(55)	(21)	(34)	NM
INCOME FROM CONTINUING OPERATIONS	554	222	332	NM	331	653	(322)	-49%
Loss from disposal of discontinued businesses, net of income tax expense of $0, $7, $0, and $7, respectively	(37)	(7)	(30)	NM	(37)	(7)	(30)	NM
NET INCOME	517	215	302	NM	294	646	(352)	-54%
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	122	289	(167)	-58%	296	566	(270)	-48%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$639	$504	$135	27%	$590	$1,212	$(622)	-51%
Net cash provided by operating activities	$1,297	$985	$312	32%	$2,818	$1,664	$1,154	69%
Components of Revenue, Cost of Sales, and Operating Margin — Revenue includes revenue earned from the sale of energy from our utilities and the production and sale of energy from our generation plants, which are

51 | The AES Corporation | September 30, 2025 Form 10-Q
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
Consolidated Revenue and Operating Margin
Three Months Ended September 30, 2025
Revenue
(in millions)
Consolidated Revenue — Revenue increased $62 million, or 2%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, driven by:
•$144 million at Utilities mainly driven by a $131 million increase in transmission, distribution, rider, and wholesale revenues mainly due to higher rates and $20 million due to higher net retail demand mainly driven by favorable weather; and
•$63 million at Renewables mainly driven by a $241 million increase due to the results of AES Andes moving to Renewables in 2025 as described below, net of a current year increase in contracted sales in Chile, and $112 million due to new projects in service; partially offset by a $201 million negative impact from the sale of AES Brasil and $85 million net lower spot sales and prices, mainly at Colombia.
This favorable impact was partially offset by decreases of:
•$131 million at Energy Infrastructure driven by $225 million of prior year revenue related to the AES Andes portfolio, which is reported in the Renewables SBU beginning in 2025 following the sale and expiration of certain coal-related assets and contracts and $21 million due to prior year unrealized and realized derivative gains; partially offset by $90 million higher fuel prices and transportation costs passed through to the offtaker, net of foreign exchange impact, and $21 million due to higher availability in 2025; and
•$13 million at Corporate, Other and Eliminations mainly driven by higher eliminations of inter-segment revenue.

52 | The AES Corporation | September 30, 2025 Form 10-Q
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $13 million, or 2%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, driven by:
•$32 million at Utilities primarily driven by an increase of $47 million due to transmission and rider revenues and deferral of cost in the current year; partially offset by a $9 million increase in depreciation expense from additional assets placed in service, and a $9 million increase in fixed cost mainly driven by higher property taxes;
•$24 million at Renewables mainly driven by an $80 million positive impact from new businesses and a $20 million impact from AES Andes moving to Renewables in 2025, as described below; partially offset by a $66 million impact from the sale of AES Brasil and a $14 million increase in fixed costs primarily due to an accelerated growth plan; and
•$15 million at Corporate, Other and Eliminations mainly driven by higher charge-outs of IT and other costs to the businesses and higher premiums earned by AGIC.
These favorable impacts were partially offset by a decrease of $57 million at Energy Infrastructure mainly driven by $29 million of lower generation due to dispatch, $20 million of prior year operating margin at AES Andes, which is reported in the Renewables SBU beginning in 2025, and $9 million driven by lower LNG sales; partially offset by $12 million of higher contract margin driven by lower fuel costs.
Nine Months Ended September 30, 2025
Revenue
(in millions)
Consolidated Revenue — Revenue decreased $184 million, or 2%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven by:
•$576 million at Energy Infrastructure primarily driven by $697 million of prior year revenue related to the AES Andes portfolio, which is reported in the Renewables SBU beginning in 2025 following the sale and expiration of certain coal-related assets and contracts; $171 million of prior year revenues from the monetization of the Warrior Run coal plant PPA, and $145 million due to prior year unrealized and realized derivative gains; partially offset by $272 million higher fuel prices and transportation costs passed through to the offtaker, $126 million higher CO2 purchases passed through due to higher production, $24 million due to higher availability, and $16 million of higher LNG sales and terminal fees; and

53 | The AES Corporation | September 30, 2025 Form 10-Q
•$56 million at Corporate, Other and Eliminations mainly driven by higher eliminations of inter-segment revenue.
These unfavorable impacts were partially offset by increases of:
•$338 million at Utilities mainly driven by a $306 million increase in transmission, distribution, rider, and wholesale revenues mainly due to higher rates and $42 million due to higher net retail demand mainly driven by favorable weather; partially offset by $6 million of lower Fuel Adjustment Charge rider revenue; and
•$111 million at Renewables mainly driven by a $623 million increase due to the results of AES Andes moving to Renewables in 2025 as described above, net of a current year decrease in regulated contract sales, and $234 million due to new projects in service; partially offset by a $540 million negative impact from the sale of AES Brasil, $174 million net lower spot sales and prices, mainly at Colombia, and a $48 million negative impact related to changes in mark-to-market of energy derivatives.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin decreased $265 million, or 14%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven by:
•$344 million at Energy Infrastructure mainly driven by $160 million higher prior year revenues from the monetization of the Warrior Run coal plant PPA, $117 million due to prior year net derivative gains as part of our commercial hedging strategy, $42 million of prior year operating margin related to the AES Andes portfolio, which is reported in the Renewables SBU beginning in 2025 following the sale and expiration of certain coal-related assets and contracts, $28 million of lower generation mainly driven by dispatch, $20 million of one-time costs due to restructuring, and $17 million due to the prior year selldown of Amman East and IPP4 in Jordan; partially offset by $45 million driven by higher availability in 2025 due to lower maintenance.
These unfavorable impacts were partially offset by increases of:
•$47 million at Utilities mainly driven by $126 million due to higher retail rates as a result of the 2024 Base Rate Order, higher transmission and rider revenues, and higher demand due to the impact of weather; partially offset by a $32 million increase in depreciation expense from additional assets placed in service, a $17 million impact of planned outages, a $16 million increase in fixed cost mainly driven by higher property taxes, and $15 million higher credit losses;
•$19 million at Renewables mainly driven by a $147 million impact from new businesses, $42 million impact of the results of AES Andes moving to Renewables in 2025, as described above, $36 million due to higher generation in Panama as a result of better hydrological conditions during the first quarter of 2025, and a $26 million increase in Colombia due to increased availability and lower spot prices on energy purchases in the second quarter of 2025. These positive impacts were partially offset by a $150 million negative impact from the sale of AES Brasil, a $46 million negative impact related to changes in mark-to-market of energy derivatives, a $33 million increase in fixed costs primarily related to an accelerated growth plan, and $17 million of one-time costs due to restructuring; and
•$14 million at Corporate, Other and Eliminations mainly driven by higher premiums earned by AGIC.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.

54 | The AES Corporation | September 30, 2025 Form 10-Q
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $11 million, or 19%, to $46 million for the three months ended September 30, 2025, compared to $57 million for the three months ended September 30, 2024, primarily reflecting a $7 million decrease in people costs driven by the Company’s restructuring program, and $1 million lower IT related costs.
General and administrative expenses decreased $26 million, or 13%, to $172 million for the nine months ended September 30, 2025, compared to $198 million for the nine months ended September 30, 2024, primarily reflecting a $25 million decrease in business development costs and $8 million decrease in people costs, both driven by the Company’s restructuring program, and $3 million lower IT related costs, partially offset by $14 million of one-time restructuring-related charges.
Interest expense
Interest expense decreased $31 million, or 8%, to $348 million for the three months ended September 30, 2025, compared to $379 million for the three months ended September 30, 2024. This decrease is primarily due to a $53 million impact from the sale of AES Brasil in October 2024; partially offset by lower capitalized interest at the Renewables SBU due to fewer projects under construction.
Interest expense decreased $83 million, or 7%, to $1,042 million for the nine months ended September 30, 2025, compared to $1,125 million for the nine months ended September 30, 2024. This decrease is primarily due to a $177 million impact from the sale of AES Brasil in October 2024 and lower debt balances at the Energy Infrastructure SBU; partially offset by lower capitalized interest at the Renewables SBU due to fewer projects under construction, and a higher weighted average interest rate and debt balance at the Parent Company.
Interest income
Interest income decreased $43 million, or 36%, to $76 million for the three months ended September 30, 2025, compared to $119 million for the three months ended September 30, 2024, primarily due to prior year interest recognized of $33 million on the Stabilization Fund receivables in Chile and a $14 million impact from the sale of AES Brasil in October 2024.
Interest income decreased $97 million, or 31%, to $215 million for the nine months ended September 30, 2025, compared to $312 million for the nine months ended September 30, 2024, primarily due to a $42 million impact from the sale of AES Brasil in October 2024, prior year interest recognized of $34 million on the Stabilization Fund receivables in Chile, and a $20 million decrease at Argentina due to lower short-term investments at lower rates.
Loss on extinguishment of debt
Loss on extinguishment of debt increased $4 million, or 36%, to $15 million for the nine months ended September 30, 2025, compared to $11 million for the nine months ended September 30, 2024 primarily driven by a $5 million loss due to prepayment of senior notes at Mercury Chile, a $5 million loss related to a revolver amendment at AES Clean Energy, and a $4 million loss related to a prepayment at AES Andes in the current year; partially offset by a prior year loss of $8 million due to a prepayment at AES Andes.
See Note 8—Obligations included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income decreased $45 million, or 70%, to $19 million for the three months ended September 30, 2025, compared to $64 million for the three months ended September 30, 2024, mainly due to a $13 million decrease in gains on remeasurement of contingent consideration primarily on projects acquired at AES Clean Energy and a $12 million impact from an indexation adjustment of Stabilization Fund receivables at AES Andes in prior year, partially offset by a $10 million gain at AES Andes corresponding to the write-off of contingent consideration for a renewables development project determined to be no longer viable.
Other income decreased $63 million, or 53%, to $57 million for the nine months ended September 30, 2025, compared to $120 million for the nine months ended September 30, 2024, mainly due to a $12 million impact from an indexation adjustment of Stabilization Fund receivables at AES Andes in prior year, a $7 million decrease in AFUDC at our U.S. utilities in the current year, and the prior year impacts of a $5 million gain on commencement of a sales-type lease on land, $5 million in insurance proceeds primarily related to property damage at AES Andes,

55 | The AES Corporation | September 30, 2025 Form 10-Q
and a $5 million gain on contract termination, partially offset by a $10 million gain at AES Andes corresponding to the write-off of contingent consideration for a renewables development project determined to be no longer viable.
Other expense decreased $5 million, or 16%, to $26 million for the three months ended September 30, 2025, compared to $31 million for the three months ended September 30, 2024, mainly due to a $16 million decrease in losses on remeasurement of contingent consideration primarily on projects acquired at AES Clean Energy; partially offset by $13 million in current period losses on commencement of sales-type leases at AES Clean Energy and AES Renewable Holdings.
Other expense increased $220 million to $373 million for the nine months ended September 30, 2025, compared to $153 million for the nine months ended September 30, 2024, mainly due to an increase of $149 million in losses on commencement of sales-type leases at AES Clean Energy and AES Renewable Holdings, a $48 million loss on remeasurement of our investment in 5B, accounted for using the measurement alternative, and a $20 million increase in losses on remeasurement of contingent consideration primarily on projects acquired at AES Clean Energy; partially offset by a $20 million loss recognized in the prior year related to legal expenses and other direct costs associated with the troubled debt restructuring at AES Puerto Rico.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain (loss) on disposal and sale of business interests
Gain on disposal and sale of business interests increased $27 million, or 63%, to $70 million for the nine months ended September 30, 2025 compared to $43 million for nine months ended September 30, 2024. This was primarily due to a $70 million gain on the selldown of Dominican Republic Renewables and a $10 million loss in the prior year on the selldown of Amman East and IPP4 in Jordan, which are now accounted for as equity method investments. This was partially offset by a $52 million gain in the prior year on dilution of AES’ ownership interest in Uplight as a result of the AutoGrid acquisition.
See Note 7—Investments in and Advances to Affiliates and Note 18—Held-for-Sale and Dispositions for further information.
Asset impairment reversals (expense)
Asset impairment expense decreased $43 million, or 58%, to $31 million for the three months ended September 30, 2025, compared to $74 million for the three months ended September 30, 2024. This decrease was primarily the result of prior year impairment expense of $55 million and $11 million at AES Brasil and Mong Duong, respectively, associated with the held-for-sale classification. This was partially offset by higher impairment expense of $16 million and $8 million at AES Andes and AES Clean Energy Development, respectively, due to the write-off of project development intangibles and capitalized development costs for projects that were determined to be no longer viable.
Asset impairment expense decreased $232 million to a $74 million asset impairment reversal for the nine months ended September 30, 2025, compared to a $158 million expense for the nine months ended September 30, 2024. This decrease was primarily the result of a $243 million increase in the carrying value of the Mong Duong asset group due to the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 and the elimination of net estimated costs to sell upon reclassifying Mong Duong from held-for-sale to held and used, and lower impairment expense of $37 million and $80 million at Mong Duong and AES Brasil, respectively, associated with the held-for-sale classification. This was partially offset by higher impairment expense of $111 million and $16 million at AES Clean Energy Development and AES Andes, respectively, due to the write-off of project development intangibles and capitalized development costs for projects that were determined to be no longer viable, including $51 million at AES Clean Energy Development in the current year due to the right sizing of our development company as part of the restructuring program initiated in February 2025.
See Note 16—Asset Impairment Expense and Note 21—Restructuring included in Item 1.—Financial Statements of this Form 10-Q for further information.

56 | The AES Corporation | September 30, 2025 Form 10-Q
Foreign currency transaction gains (losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Chile	$(8)	$(13)	$(27)	$(17)
Argentina	(16)	1	(26)	1
Corporate	3	(17)	(9)	18
Other	2	1	5	—
Total (1)	$(19)	$(28)	$(57)	$2
___________________________________________
(1)Includes losses of $8 million and $15 million on foreign currency derivative contracts for the three months ended September 30, 2025, and 2024, respectively, and losses of $22 million and gains of $94 million on foreign currency derivative contracts for the nine months ended September 30, 2025,and 2024, respectively.
The Company recognized net foreign currency transaction losses of $19 million for the three months ended September 30, 2025, primarily driven by unrealized losses due to the depreciation of the Argentine peso and net unrealized losses in Chile due to the appreciation of the Colombian peso, which negatively impacted foreign currency forwards, partially offset by unrealized gains due to the depreciation of the Chilean peso.
The Company recognized net foreign currency transaction losses of $57 million for the nine months ended September 30, 2025, primarily driven by unrealized losses due to the depreciation of the Argentine peso and unrealized losses in Chile due to the appreciation of the Colombian peso, which negatively impacted foreign currency forwards, and the appreciation of the Chilean peso.
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
Other non-operating expense
Other non-operating expense was $32 million for the three months ended September 30, 2025 due to an impairment of the Uplight equity method investment and adjustments to the convertible notes and related embedded derivative feature included within the convertible notes for Uplight as a result of observable market factors.
Other non-operating expense was $42 million for the nine months ended September 30, 2025 due to the $32 million impact from Uplight mentioned above and a $10 million other-than-temporary impairment of convertible notes for 5B as a result of an observable price change from a transaction between 5B and a third-party.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Income tax benefit (expense)
Income tax benefit was $226 million for the three months ended September 30, 2025, compared to income tax expense of $103 million for the three months ended September 30, 2024. The Company’s effective tax rates were (69)% and 31% for the three months ended September 30, 2025 and 2024, respectively. Both the current and prior year effective tax rates were impacted by the benefits associated with U.S. investment tax credits (“ITCs”), partially offset by tax expense resulting from allocations of losses to tax equity investors on renewables projects.
Income tax benefit was $42 million for the nine months ended September 30, 2025, compared to income tax expense of $52 million for the nine months ended September 30, 2024. The Company’s effective tax rates were (12)% and 7% for the nine months ended September 30, 2025 and 2024, respectively. Both rates were impacted by the ITC benefits and tax equity allocations described above. Additionally, the 2025 effective tax rate was impacted by the reclassification of Mong Duong from held-for-sale to held and used, while the 2024 effective tax rate reflected the restructuring of a foreign holding company, as well as the AES Brasil held-for-sale reclassification.
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

57 | The AES Corporation | September 30, 2025 Form 10-Q
Net equity in earnings (losses) of affiliates
Net equity in earnings of affiliates increased $10 million to $1 million for the three months ended September 30, 2025, compared to losses of $9 million for the three months ended September 30, 2024. This increase was primarily driven by higher earnings from Fluence of $9 million, mainly due to an increase in the volume of BESS products fulfilled.
Net equity in losses of affiliates increased $34 million to $55 million for the nine months ended September 30, 2025, compared to $21 million for the nine months ended September 30, 2024. This increase was primarily driven by lower earnings from sPower of $35 million, mainly due to lower contributions from renewables projects that came online.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Loss from disposal of discontinued businesses
Net loss from disposal of discontinued businesses was $37 million for the nine months ended September 30, 2025, compared to $7 million for the nine months ended September 30, 2024, primarily related to alleged damages plus interest, as well as potential future damages, under a dispute related to representations and warranties in the 2016 share purchase agreement for Sul in the current year.
See Note 22—Discontinued Operations included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $167 million, or 58%, to $122 million for the three months ended September 30, 2025, compared to $289 million for the three months ended September 30, 2024. This decrease was primarily due to a decrease of $165 million at AES Clean Energy Development and AES Renewable Holdings primarily attributable to lower allocation of losses to tax equity investors on projects placed in service.
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $270 million, or 48%, to $296 million for the nine months ended September 30, 2025, compared to $566 million for the nine months ended September 30, 2024. This decrease was primarily due to a decrease of $203 million at AES Clean Energy Development primarily attributable to lower allocation of losses to tax equity investors on projects placed in service, $135 million at Mong Duong mostly driven by the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 upon reclassifying Mong Duong from held-for-sale to held and used, and $39 million related to the sale of AES Brasil. This was partially offset by an increase of $54 million at AES Indiana primarily attributable to higher allocation of losses to tax equity investors on BESS projects placed in service, and $52 million due to day-one losses on the commencement of sales-type leases at AES Clean Energy Development.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation increased $135 million, or 27%, to $639 million for the three months ended September 30, 2025, compared to $504 million for the three months ended September 30, 2024. This increase was primarily due to:
•Higher income tax benefit of $334 million due to a lower effective tax rate, mainly driven by tax credit transfers;
•Higher margins from the Renewables SBU of $23 million primarily due to increased revenue from new projects;
•Higher margins from the Utilities SBU of $16 million due to higher retail rates;
•Lower general and administrative expenses of $13 million after implementation of the restructuring program;
•Lower foreign currency translation losses of $11 million primarily related to depreciation of the Argentine peso and appreciation of the Colombian peso; and
•Higher margins at AGIC of $10 million due to a decrease in reserve for losses and increase in insurance premiums earned.

58 | The AES Corporation | September 30, 2025 Form 10-Q
These increases were partially offset by:
•Lower contributions from renewables projects placed in service in the current year of $155 million;
•Lower other income of $34 million primarily related to decreased gains on remeasurement of contingent consideration primarily on projects acquired at AES Clean Energy and an indexation adjustment of Stabilization Fund receivables at AES Andes in the prior year, partially offset by a write-off of contingent consideration for a renewables project no longer viable at AES Andes;
•Lower interest income of $33 million primarily due to prior year interest recognized on Stabilization Fund receivables in Chile and the sale of AES Brasil;
•Other non-operating expense of $32 million due to an impairment of the Uplight equity method investment and adjustments to the convertible notes and related embedded derivative feature within the convertible notes for Uplight; and
•Higher loss from disposal of discontinued businesses of $30 million primarily due to a dispute in the current year related to representations and warranties in the 2016 share purchase agreement for Sul.
Net income attributable to The AES Corporation decreased $622 million, or 51%, to $590 million for the nine months ended September 30, 2025, compared to $1,212 million for the nine months ended September 30, 2024. This decrease was primarily due to:
•Lower margins from the Energy Infrastructure SBU of $298 million, excluding one-time restructuring costs, primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA and prior year net derivative gains as part of our commercial hedging strategy;
•Higher other expense of $164 million primarily related to day-one losses on commencement of sales-type leases at AES Clean Energy Development;
•Lower contributions from renewables projects placed in service in the current year of $162 million;
•Higher impairments of $81 million at AES Clean Energy Development due to the write-off of project development intangibles and capitalized development costs for projects that were determined to be no longer viable;
•Lower interest income of $56 million primarily due to the sale of AES Brasil, prior year interest recognized on Stabilization Fund receivables in Chile, and lower short-term investments at lower rates in Argentina;
•Higher foreign currency translation losses of $56 million primarily related to depreciation of the Argentine peso and appreciation of the Colombian peso;
•Lower other income of $51 million primarily related to a prior year indexation adjustment of Stabilization Fund receivables at AES Andes, a decrease in AFUDC at our U.S. utilities, and the prior year impacts of a gain on commencement of a sales-type lease on land, insurance proceeds, and a gain on contract termination, partially offset by a write-off of contingent consideration for a renewables project no longer viable at AES Andes;
•One-time restructuring costs of $50 million; and
•Other non-operating expense of $42 million due to an impairment of the Uplight equity method investment and adjustments to the convertible notes and related embedded derivative feature included within the convertible notes for Uplight, as well as an other-than-temporary impairment of convertible notes for 5B.
These decreases were partially offset by:
•Derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 upon reclassifying Mong Duong from held-for-sale to held and used of $127 million;
•Higher income tax benefit of $105 million due to a lower effective tax rate, mainly driven by tax credit transfers; and
•Higher margins from the Renewables SBU of $74 million, excluding one-time restructuring costs, primarily due to increased revenue from new projects.

59 | The AES Corporation | September 30, 2025 Form 10-Q
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
For the year ended December 31, 2024, the Company updated the definitions of EBITDA and Adjusted EBITDA to include accretion of AROs in the depreciation and amortization add-back. We believe excluding accretion of AROs from these metrics better reflects the underlying business performance of the Company and is aligned with the metrics of our industry peers. For comparability and consistency, all prior period EBITDA and Adjusted EBITDA measures have been recast to conform to the current presentation. The impact of this update resulted in an increase to Adjusted EBITDA of $6 million and $17 million, respectively, for the three and nine months ended September 30, 2024.
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

60 | The AES Corporation | September 30, 2025 Form 10-Q
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA with Tax Attributes (in millions)	2025	2024	2025	2024
Net income	$517	$215	$294	$646
Income tax expense (benefit)	(226)	103	(42)	52
Interest expense	348	379	1,042	1,125
Interest income	(76)	(119)	(215)	(312)
Depreciation, amortization, and accretion of AROs	365	312	1,056	945
EBITDA	$928	$890	$2,135	$2,456
Less: Loss from disposal of discontinued businesses	37	7	37	7
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(238)	(233)	(625)	(579)
Less: Income tax expense (benefit), interest expense (income) and depreciation, amortization, and accretion of AROs from equity affiliates	39	31	120	93
Interest income recognized under service concession arrangements	15	16	44	49
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	(20)	(47)	112	(185)
Unrealized foreign currency losses (gains)	2	7	(1)	10
Disposition/acquisition losses (gains)	5	(11)	172	8
Impairment losses	61	37	7	86
Loss on extinguishment of debt and troubled debt restructuring	1	1	13	51
Restructuring costs	—	—	88	—
Adjusted EBITDA (1)	$830	$698	$2,102	$1,996
Tax attributes	426	476	988	895
Adjusted EBITDA with Tax Attributes (2)	$1,256	$1,174	$3,090	$2,891
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

61 | The AES Corporation | September 30, 2025 Form 10-Q
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
The GAAP measure most comparable to Adjusted PTC is Income from continuing operations attributable to The AES Corporation. We believe that Adjusted PTC better reflects the underlying business performance of the Company and is a relevant measure considered in the Company’s internal evaluation of the financial performance

62 | The AES Corporation | September 30, 2025 Form 10-Q
of its segments. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, and strategic decisions to dispose of or acquire business interests, retire debt, or implement restructuring initiatives, which affect results in a given period or periods. In addition, Adjusted PTC represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure than Income from continuing operations attributable to The AES Corporation that better assists investors in determining which businesses have the greatest impact on the Company’s results.
Adjusted PTC should not be construed as an alternative to Income from continuing operations attributable to The AES Corporation, which is determined in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted PTC (in millions)	2025	2024	2025	2024
Income from continuing operations, net of tax, attributable to The AES Corporation	$676	$511	$627	$1,219
Income tax expense (benefit) from continuing operations attributable to The AES Corporation	(253)	82	(109)	(4)
Pre-tax contribution	423	593	518	1,215
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	(20)	(47)	108	(185)
Unrealized foreign currency losses (gains)	2	7	(1)	10
Disposition/acquisition losses (gains)	5	(11)	172	8
Impairment losses	61	37	7	86
Loss on extinguishment of debt and troubled debt restructuring	4	3	20	57
Restructuring costs	—	—	88	—
Adjusted PTC	$475	$582	$912	$1,191

63 | The AES Corporation | September 30, 2025 Form 10-Q
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
The GAAP measure most comparable to Adjusted EPS is Diluted earnings per share from continuing operations. We believe that Adjusted EPS better reflects the underlying business performance of the Company and is considered in the Company’s internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, and strategic decisions to dispose of or acquire business interests, retire debt, or implement restructuring initiatives, which affect results in a given period or periods.
Adjusted EPS should not be construed as an alternative to Diluted earnings per share from continuing operations, which is determined in accordance with GAAP.
The Company reported diluted earnings per share of $0.94 and $0.86 for the three and nine months ended September 30, 2025, respectively. For purposes of measuring earnings per share under U.S. GAAP, income available to AES common stockholders is reduced by increases in the carrying amount of redeemable stock of subsidiaries to redemption value and increased by decreases in the carrying amount to the extent they represent recoveries of amounts previously reflected in the computation of earnings per share. While the adjustments for the three and nine months ended September 30, 2025 decreased earnings per share, neither adjustment impacted Net income on the Condensed Consolidated Statement of Operations. For purposes of computing Adjusted EPS, the Company excluded the adjustment to redemption value from the numerator. The table below reconciles the income available to AES common stockholders used in GAAP diluted earnings per share to the income from continuing operations used in calculating the non-GAAP measure of Adjusted EPS.

64 | The AES Corporation | September 30, 2025 Form 10-Q

Reconciliation of Numerator Used for Adjusted EPS	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share
GAAP DILUTED EARNINGS PER SHARE
Income from continuing operations available to The AES Corporation common stockholders	$671	712	$0.94	$612	712	$0.86
Add back: Increase in redemption value of redeemable stock of subsidiaries	5	—	0.01	15	—	0.02
NON-GAAP DILUTED EARNINGS PER SHARE BEFORE EFFECT OF DILUTIVE SECURITIES	$676	712	$0.95	$627	712	$0.88
Restricted stock units	—	2	—	—	2	—
NON-GAAP DILUTED EARNINGS PER SHARE	$676	714	$0.95	$627	714	$0.88

	Three Months Ended September 30,				Nine Months Ended September 30,
Reconciliation of Adjusted EPS	2025		2024		2025		2024
Diluted earnings per share from continuing operations	$0.95		$0.72		$0.88		$1.71
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	(0.03)	(1)	(0.06)	(2)	0.16	(3)	(0.26)	(4)
Unrealized foreign currency losses (gains)	—		0.01		—		0.02
Disposition/acquisition losses (gains)	0.01		(0.02)		0.24	(5)	0.01	(6)
Impairment losses	0.09	(7)	0.05	(8)	0.01	(9)	0.12	(10)
Loss on extinguishment of debt and troubled debt restructuring	0.01		—		0.03		0.08	(11)
Restructuring costs	—		—		0.12	(12)	—
Less: Net income tax expense (benefit)	(0.28)	(13)	0.01		0.09	(14)	(0.08)	(15)
Adjusted EPS	$0.75		$0.71		$1.53		$1.60
_____________________________
(1)Amount primarily relates to unrealized derivative gains on commodities at AES Clean Energy of $15 million, or $0.02 per share, and net unrealized derivative gains at the Energy Infrastructure SBU of $12 million, or $0.02 per share.
(2)Amount primarily relates to net unrealized derivative gains at the Energy Infrastructure SBU of $50 million, or $0.07 per share, and unrealized gains on commodity derivatives at AES Clean Energy of $17 million, or $0.02 per share, partially offset by unrealized losses on foreign currency derivatives at Corporate of $17 million, or $0.02 per share.
(3)Amount primarily relates to remeasurement of our investment in 5B of $48 million, or $0.07 per share, and net unrealized derivative losses at the Energy Infrastructure SBU of $34 million, or $0.05 per share.
(4)Amount primarily relates to net unrealized derivative gains at the Energy Infrastructure SBU of $109 million, or $0.15 per share, unrealized gains on commodity derivatives at AES Clean Energy of $33 million, or $0.05 per share, unrealized gains on cross currency swaps in Brazil of $28 million, or $0.04 per share, and unrealized gains on foreign currency derivatives at Corporate of $20 million, or $0.03 per share.
(5)Amount primarily relates to day-one losses on commencement of sales-type leases at AES Clean Energy Development of $153 million, or $0.21 per share, and AES Renewable Holdings of $11 million, or $0.02 per share, and losses on remeasurement of contingent consideration at AES Clean Energy of $15 million, or $0.02 per share, partially offset by gain on sale of Dominican Republic Renewables of $45 million, or $0.06 per share, and write-off of contingent consideration for a renewables development project at AES Andes of $10 million, or $0.01 per share.
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
(7)Amount primarily relates to $32 million, or $0.05, at Uplight related to an impairment of the equity method investment and adjustments to the convertible notes and related embedded derivative feature included within the convertible notes, impairments at a renewables development project at AES Andes of $16 million, or $0.02 per share, and AES Clean Energy Development projects of $11 million, or $0.02 per share.
(8)Amount primarily relates to impairment of AES Brasil of $26 million, or $0.04 per share, and impairment at Mong Duong of $6 million, or $0.01 per share.
(9)Amount primarily relates to impairments at AES Clean Energy Development projects of $61 million, or $0.09 per share, $32 million, or $0.05, at Uplight related to an impairment of the equity method investment and adjustments to the convertible notes and related embedded derivative feature included within the convertible notes, impairments at a renewables development project at AES Andes of $16 million, or $0.02 per share, and Mong Duong of $9 million, or $0.01 per share, partially offset by the derecognition of the valuation allowance on a loan receivable accounted for under ASC 310 and the elimination of estimated costs to sell at Mong Duong of $127 million, or $0.18 per share, after reclassification to held and used.
(10)Amount primarily relates to impairment of AES Brasil of $38 million, or $0.05 per share, and impairment at Mong Duong of $28 million, or $0.04 per share.
(11)Amount primarily relates to losses incurred at AES Andes due to early retirement of debt $29 million, or $0.04 per share, and costs incurred due to troubled debt restructuring at Puerto Rico of $20 million, or $0.03 per share.
(12)Amount primarily relates to severance costs associated with the Company-wide restructuring program of $50 million, or $0.07 per share, and impairments at AES Clean Energy Development that were the result of the Company’s restructuring program of $38 million, or $0.05 per share.
(13)Amount primarily relates to income tax benefit associated with day-one losses on commencement of sales-type leases at AES Clean Energy Development of $78 million, or $0.11 per share, impairments at AES Clean Energy Development projects of $44 million, or $0.06 per share, severance costs related to the Company-wide restructuring program of $19 million, or $0.03 per share, remeasurement of our investment in 5B of $18 million, or $0.03 per share, and net unrealized derivative losses at Integrated Energy of $18 million, or $0.02 per share.
(14)Amount primarily relates to income tax expense associated with the AES Ohio selldown of $13 million, or $0.02 per share, day-one losses on commencement of sales-type leases at AES Clean Energy Development of $17 million, or $0.02 per share, impairments at AES Clean Energy Development projects of $11 million, or $0.02 per share, remeasurement of our investment in 5B of $9 million, or $0.01 per share, and severance costs related to the Company-wide restructuring program of $4 million, or $0.01 per share.
(15)Amount primarily relates to income tax benefits associated with the tax over book investment basis differences related to the AES Brasil held-for-sale classification of $59 million, or $0.08 per share.

65 | The AES Corporation | September 30, 2025 Form 10-Q
Renewables SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Operating Margin	$213	$189	$24	13%	$371	$352	$19	5%
Adjusted EBITDA (1)	296	214	82	38%	697	479	218	46%
Adjusted EBITDA with Tax Attributes (1)	717	689	28	4%	1,612	1,357	255	19%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended September 30, 2025 increased $24 million. This increase was mainly driven by an $80 million positive impact from new businesses in the U.S. and Chile and a $20 million impact of the results of AES Andes moving to Renewables in 2025; partially offset by a $66 million impact from the sale of AES Brasil in 2024 and a $14 million increase in fixed costs primarily due to an accelerated growth plan.
Adjusted EBITDA for the three months ended September 30, 2025 increased $82 million, primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, and depreciation, as well as higher Adjusted EBITDA from equity affiliates.
Adjusted EBITDA with Tax Attributes for the three months ended September 30, 2025 increased $28 million, primarily driven by the increase in Adjusted EBITDA explained above, partially offset by lower tax attributes realized in the current quarter due to timing of tax attribute recognition. During the three months ended September 30, 2025 and 2024, we realized $421 million and $475 million, respectively, from tax attributes earned by our U.S. renewables business.
Operating Margin for the nine months ended September 30, 2025 increased $19 million. This increase was primarily driven by $147 million positive impact from new businesses, $42 million impact of the results of AES Andes moving to Renewables in 2025, $36 million due to higher generation in Panama as a result of better hydrological conditions during the first quarter of 2025, and a $26 million increase in Colombia as a result of increased availability and lower spot prices on energy purchases in the second quarter of 2025. These positive impacts were partially offset by a $150 million negative impact from the sale of AES Brasil in 2024, a $46 million negative impact related to changes in mark-to-market of energy derivatives, a $33 million increase in fixed costs primarily related to an accelerated growth plan, and $17 million of one-time costs due to restructuring.
Adjusted EBITDA for the nine months ended September 30, 2025 increased $218 million, primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, restructuring costs, and depreciation, as well as higher Adjusted EBITDA from equity affiliates.
Adjusted EBITDA with Tax Attributes for the nine months ended September 30, 2025 increased $255 million, primarily driven by the increase in Adjusted EBITDA explained above, and higher tax attributes realized in the current year due to timing of tax attribute recognition. During the nine months ended September 30, 2025 and 2024, we realized $915 million and $878 million, respectively, from tax attributes earned by our U.S. renewables business.
Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, Adjusted EBITDA with Tax Attributes, and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Operating Margin	$197	$165	$32	19%	$488	$441	$47	11%
Adjusted EBITDA (1)	240	223	17	8%	659	619	40	6%
Adjusted EBITDA with Tax Attributes (1)	245	224	21	9%	732	636	96	15%
Adjusted PTC (1) (2)	98	73	25	34%	276	197	79	40%
____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.

66 | The AES Corporation | September 30, 2025 Form 10-Q
Operating Margin for the three months ended September 30, 2025 increased $32 million, mainly driven by $47 million due to higher transmission and rider revenues and deferral of costs in the current year, which were recognized in the prior year, related with AES Ohio’s distribution rate case settlement. This increase is partially offset by $9 million decrease due to higher depreciation and amortization expense from additional assets placed in service and $9 million decrease from higher fixed costs mainly driven by higher property taxes due to higher assessed values.
Adjusted EBITDA for the three months ended September 30, 2025 increased $17 million, primarily due to the drivers above, adjusted for NCI, including the impact of the AES Ohio selldown, and depreciation.
Adjusted EBITDA with Tax Attributes for the three months ended September 30, 2025 increased $21 million, mainly driven by the drivers above, as well as a $4 million increase in realized tax attributes, primarily related to the Pike County BESS project in the current year.
Adjusted PTC for the three months ended September 30, 2025 increased $25 million due to the drivers above, as well as a decrease in interest expense, adjusted for NCI, including the impact of the AES Ohio selldown.
Operating Margin for the nine months ended September 30, 2025 increased $47 million, mainly driven by $126 million due to higher retail rates as a result of the 2024 Base Rate Order, including the impact of certain riders now included in base rate; increase in transmission and rider revenues; and favorable margin due to higher demand due to the impact of weather. These increases are partially offset by $32 million decrease due to higher depreciation and amortization expense from additional assets placed in service, $17 million decrease due to the impact of planned outages, $16 million decrease from higher fixed costs mainly driven by higher property taxes due to higher assessed values, and $15 million decrease due to higher credit losses.
Adjusted EBITDA for the nine months ended September 30, 2025 increased $40 million, primarily due to the drivers above, adjusted for NCI, depreciation, and restructuring costs.
Adjusted EBITDA with Tax Attributes for the nine months ended September 30, 2025 increased $96 million, mainly driven by the drivers above, as well as a $56 million increase in realized tax attributes, primarily related to the Pike County BESS project in the current year.
Adjusted PTC for the nine months ended September 30, 2025 increased $79 million due to the drivers above, partially offset by higher depreciation expense.
Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Operating Margin	$288	$345	$(57)	-17%	$653	$997	$(344)	-35%
Adjusted EBITDA (1)	301	290	11	4%	809	949	(140)	-15%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended September 30, 2025 decreased $57 million, driven by $29 million of lower generation due to dispatch, $20 million of prior year operating margin at AES Andes, which is reported in the Renewables SBU beginning in 2025, and $9 million driven by lower LNG sales; partially offset by $12 million of higher contract margin driven by lower fuel costs.
Adjusted EBITDA for the three months ended September 30, 2025 increased $11 million, primarily due to the increase in ownership of Cochrane and equity earnings due to Gatun starting commercial operations, partially offset by the decrease in Operating Margin described above, adjusted for unrealized derivatives.
Operating Margin for the nine months ended September 30, 2025 decreased $344 million, driven by $160 million higher prior year revenues from the monetization of the Warrior Run coal plant PPA, $117 million due to prior year net derivative gains as part of our commercial hedging strategy, $42 million of prior year operating margin at AES Andes, which is reported in the Renewables SBU beginning in 2025, $28 million of lower generation mainly driven by dispatch, $20 million of one-time costs due to restructuring, and $17 million due to the prior year selldown of Amman East and IPP4 in Jordan; partially offset by an increase of $45 million driven by higher availability due to lower maintenance in 2025.
Adjusted EBITDA for the nine months ended September 30, 2025 decreased $140 million, primarily due to the drivers above adjusted for NCI, unrealized derivatives, and restructuring costs; partially offset by the increase in

67 | The AES Corporation | September 30, 2025 Form 10-Q
ownership of Cochrane and higher equity earnings due to Gatun starting commercial operations.
New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Operating Margin	$(2)	$(1)	$(1)	100%	$(6)	$(5)	$(1)	-20%
Adjusted EBITDA (1)	(3)	(7)	4	-57%	(45)	(38)	(7)	-18%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended September 30, 2025 decreased $1 million, with no material drivers.
Adjusted EBITDA for the three months ended September 30, 2025 increased $4 million, with no material drivers.
Operating Margin for the nine months ended September 30, 2025 decreased $1 million, with no material drivers.
Adjusted EBITDA for the nine months ended September 30, 2025 decreased $7 million, primarily due to higher net losses at Fluence, partially offset by a decrease in general and administrative expenses, mostly due to lower people costs following the restructuring. The increased losses at Fluence were mainly driven by a decline in sales, reflecting lower volumes fulfilled due to the timing of customer schedules.
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
Operational
Trade Restrictions and Supply Chain — In April 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation into whether imports into the U.S. of solar cells and panels from Cambodia, Malaysia, Thailand, and Vietnam (“Southeast Asia”) were circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. In August 2023, Commerce rendered final affirmative findings of circumvention with respect to all four countries, which resulted in the imposition of AD and CVD duties on certain imported cells and panels from Southeast Asia. Commerce’s determination and related matters remain the subject of ongoing litigation before the U.S. Court of International Trade and the U.S. Court of Appeals for the Federal Circuit.
In 2024, Commerce and the U.S. International Trade Commission (“U.S. ITC”) initiated new AD/CVD investigations on solar cells and panels imported from Southeast Asia. On April 18, 2025, Commerce rendered final affirmative determinations and AD/CVD rates with respect to all four countries. On June 13, 2025, the U.S. ITC issued its determination that imports from Malaysia and Vietnam have injured the U.S. industry and that imports from Cambodia and Thailand threaten injury. Commerce then issued orders on June 24, 2025, implementing the AD/CVD rates, which will be subject to annual review by Commerce. We do not expect these AD/CVD orders will have a negative impact on our business.
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

68 | The AES Corporation | September 30, 2025 Form 10-Q
The U.S. also maintains Section 301 tariffs on certain Chinese made lithium-ion batteries and related components utilized for energy storage systems, with such tariff currently set at 7.5% and increasing to 25% effective January 1, 2026. There are also ongoing AD/CVD investigations with respect to exports by China of natural and synthetic graphite used to make lithium-ion battery anode material. Final ITC and Commerce AD/CVD determinations in these investigations are expected in the first quarter of 2026 and could result in price increases.
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
On February 1, 2025, President Trump issued an Executive Order declaring a national emergency under the International Emergency Economic Powers Act (“IEEPA”) with respect to U.S. importation of fentanyl. The President imposed a 10% additional tariff on imports from China, effective February 4, 2025. Effective March 4, 2025, this tariff was increased to 20%.
On April 2, 2025, President Trump issued an Executive Order pursuant to IEEPA imposing an indefinite, baseline reciprocal 10% tariff on almost all goods imported into the U.S., effective April 5, 2025, and individualized higher IEEPA tariffs (11% to 50%) starting April 9, 2025 on goods originating from 57 countries with trade surpluses with the U.S. On April 9, 2025, the U.S. government issued a further Executive Order increasing the IEEPA reciprocal tariff on China to 125% effective April 10, 2025. Concurrently, the U.S. government announced a temporary suspension of the country-specific reciprocal tariff measures targeting most U.S. trading partners for a 90-day period, or until July 9, 2025, which was later extended until August 1, 2025. Effective May 14, 2025, the IEEPA reciprocal tariff rate applicable to China was lowered to 10%. IEEPA reciprocal tariffs, at various levels, have now gone into effect for most U.S. trading partners.
Several trading partners (including the EU, Japan, South Korea, and the UK) have reached bilateral trade agreements with the U.S. The ultimate outcome of any reciprocal or other tariffs with countries that have not yet reached such trade agreements with the U.S. is uncertain. Also, the Supreme Court will hold oral argument on November 5, 2025, on the legality of the IEEPA tariffs, following lower court decisions declaring the tariffs unlawful.
In July 2025, Commerce initiated an investigation to determine the effects on national security of imports of polysilicon and its derivatives, pursuant to Section 232 of the Trade Expansion Act of 1962 (“Section 232”). In August 2025, Commerce initiated a separate investigation under Section 232 to determine the effects on national security of imports of wind turbines and their parts and components. The outcomes of these investigations are uncertain.
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
More specifically, we have contracted and imported into the U.S. all of the solar panels that are necessary to complete our U.S. backlog of solar projects scheduled to finish construction and become operational in 2025. For our U.S backlog of solar projects scheduled to finish construction and become operational in 2026 or 2027, we have contracted for most of our panel supply needs, with the majority of such panels being manufactured in the U.S. and

69 | The AES Corporation | September 30, 2025 Form 10-Q
most of the remaining panels have already been imported into the U.S. As for solar projects that are expected to become operational by 2027, based on current assessments and the ramp-up of domestic manufacturing, we anticipate limited purchases of imported PV modules. These imports are expected to be largely insulated from AD/CVD measures and potential Section 232 outcomes, as they are expected to be manufactured using U.S. polysilicon. Imports will exclude modules from countries currently subject to AD/CVD orders or investigations.
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
La Niña conditions have emerged towards the end of Q3 2025 in the equatorial Pacific, following a period of ENSO-neutral conditions earlier in the year. According to the Climate Prediction Center (“CPC”) and the International Research Institute for Climate and Society (“IRI”), La Niña is expected to persist through the Northern Hemisphere winter (December 2025 to February 2026), with a transition back to ENSO-neutral conditions likely in early 2026. While the developing La Niña is forecasted to be weak, it may still produce regionally significant effects in some areas.
In Panama, total system inflows have remained near historical averages, with the Bayano and Fortuna reservoirs however experiencing above-average levels due to abundant rainfall in the northern basins. These favorable conditions have supported strong hydroelectric generation, reduced reliance on thermal generation, and enabled potential surplus energy sales into the spot market. Additionally, reduced dispatch of natural gas-fired units may create opportunities for gas reallocation to international markets.
In Colombia, the January to July 2025 period was the wettest since 1977 at key monitoring sites. Reservoir levels remained elevated through Q3, with Chivor and other major reservoirs above seasonal norms. Although August saw a slight decline in rainfall and a rise in spot prices, overall system storage remained robust. The onset of La Niña may bring additional rainfall in Q4, further supporting hydroelectric output and mitigating drought-related risks.
In Chile, 2025 is expected to be the third driest year on record. While winter precipitation and snowpack were near average, prolonged drought has kept reservoir levels low, broadly in line with last year’s levels. A weak La Niña may slow snowmelt; however, it is not expected to meaningfully alter near-term hydrological conditions.
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

70 | The AES Corporation | September 30, 2025 Form 10-Q
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
The 2025 Act also imposes a restriction precluding credits for renewables projects, including storage, claiming the ITC or PTC credit that start construction after December 31, 2025 and receive material assistance from a prohibited foreign entity, effectively limiting the percentage of total project costs that may be derived from products that are mined, produced or manufactured in China, with varying permissible percentages depending on the calendar year and applicable renewable technology for the project. This restriction also precludes credit eligibility for projects that start construction after December 31, 2024 that are classified as a prohibited foreign entity, including projects over which a specified foreign entity is deemed to exercise formal or effective control.
Further, President Trump issued an Executive Order on July 7, 2025 that directed the Secretary of the Treasury to take action to enforce the provisions of the 2025 Act related to issuing updated guidance defining the start of construction for claiming the ITC and PTC and implementing the Foreign Entity of Concern (“FEOC”) Restrictions (the “Treasury Action”). The Executive Order also directed the Secretary of the Interior to take action to review its regulations, guidance, policies, and practices for any preferential treatment of wind and solar projects and eliminate those preferences within 45 days (the “Interior Action”).
On August 15, 2025, the Department of Treasury issued updated guidance defining the start of construction for purposes of claiming the ITC and PTC. AES does not expect the modifications to the start of construction guidance to materially impact its projects. The Department of Treasury did not issue guidance implementing the FEOC restrictions, however, guidance is expected to be released within the coming months, which may be material.
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
In 2024, we realized $1,313 million of earnings from Tax Attributes, comprised of $1,293 million from the Renewables SBU and $20 million from the Utilities SBU. In 2025, we expect an increase in earnings from Tax Attributes, mainly from our U.S. renewables business that is in line with the growth in that business. For the nine months ended September 30, 2025, we recognized $988 million in Tax Attributes.
The enactment of the 2025 Act requires that substantial guidance be published by the U.S. Department of Treasury and other government agencies. While we have taken significant measures to protect against the impact of changes under the 2025 Act to the IRA, including by implementing a program designed to ensure our backlog of

71 | The AES Corporation | September 30, 2025 Form 10-Q
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
Limitation on Interest Expense Deductions — The 2025 Act retroactively amended the existing limitation on the deductibility of net interest expense beginning January 1, 2025. As amended, the deduction will be limited to interest income, plus 30% of tax basis EBITDA. Previously, the limitation was based on 30% of tax basis Earnings Before Interest and Taxes (“EBIT”). We expect the amendment to increase the current period permitted interest deductions and reduce the amount of disallowed interest expense subject to an indefinite carryforward. The limitation continues to be inapplicable to interest expense attributable to regulated utility property.
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
The Netherlands, Bulgaria, and Vietnam adopted legislation to implement Pillar 2 effective as of January 1, 2024. In June 2025, the Group of Seven (“G7”) nations issued a statement that they will work together to modify the Pillar 2 system in a manner that will fully exclude domestic and foreign profits of US-parented groups from Pillar 2’s Undertaxed Profits Rule and Income Inclusion Rule. We will continue to monitor the issuance of draft legislation in other non-EU countries where the Company operates that are considering Pillar 2 amendments and new interpretive guidance.
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

72 | The AES Corporation | September 30, 2025 Form 10-Q
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
On July 4, 2025, the Argentine government issued Decree 450/25, initiating a 24-month transition period to reform and deregulate the country’s electricity market. The decree encourages free contracting between private entities and fosters competition in electricity generation and commercialization. Subsequently, on October 20, 2025, the Ministry of Economy and the Secretariat of Energy issued Resolution 400/25, which became effective on November 1, 2025, and provides a new framework introducing more competitive price signals, decentralizing fuel management, and reducing subsidies.
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
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Ilumina’s non-recourse debt of $20 million continues to be in technical default and is classified as current as of September 30, 2025.
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
Considering the information available as of the date hereof, management believes the carrying amount of our long-lived assets in Puerto Rico of $920 million is recoverable as of September 30, 2025.
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

73 | The AES Corporation | September 30, 2025 Form 10-Q
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
Regulatory
FERC, RTOs, and Interconnection Prioritization — FERC approved one-time queue jumping proposals in PJM, MISO, and SPP over the course of the year. Limited additions to each RTO’s queue are not expected to materially impact the projects already in our backlog; however, they could create uncertainty around network upgrade costs and the timing of integration of future projects in each RTO’s queue. See Item 1A.—Risk Factors - Our development projects are subject to substantial uncertainties included in the 2024 Form 10-K for further details.
AES Maritza PPA Review — DG Comp is conducting a preliminary review of whether AES Maritza’s PPA with NEK is compliant with the European Union's State Aid rules. No formal investigation has been launched by DG Comp to date. AES Maritza has previously engaged in discussions with the DG Comp case team and the Government of Bulgaria to attempt to reach a negotiated resolution of the DG Comp’s review (“PPA Discussions”). There are no active PPA Discussions at present, but those discussions could resume at any time. The PPA continues to remain in place. However, there can be no assurance that, in the context of DG Comp’s preliminary review or any future PPA Discussions, the other parties will not seek a prompt termination of the PPA.
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions involved a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender consent, and DG Comp approval. At this time, we cannot predict whether and when the PPA Discussions might resume or the outcome of any such discussions. Nor can we predict how DG Comp might resolve its review if the PPA Discussions do not resume or if any such discussions fail to result in an agreement concerning the agency's review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2025, the carrying value of our long-lived assets at Maritza is $336 million.
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
AES Ohio Distribution Rate Case — On November 29, 2024, AES Ohio filed a new distribution rate case with the PUCO. The investments reflected in the distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. The application is based on a date certain of September 30, 2024 and a test period of June 1, 2024 to May 31, 2025. On June 27, 2025 the PUCO Staff submitted their Report and Recommendations. On August 13, 2025, AES Ohio entered into an unopposed Stipulation and Recommendation (the “Settlement”) with various intervening parties and the Staff of the PUCO. The Settlement provides for updated base rates for electric distribution service customers in AES Ohio’s service territory and among other matters includes: (i) an increase to its annual distribution revenue requirement of $168 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider; (ii) a return

74 | The AES Corporation | September 30, 2025 Form 10-Q
on equity of 9.999% and a cost of long-term debt of 4.49% on a distribution rate base of $1.25 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt; and (iii) the net recovery of certain expenditures by AES Ohio, primarily related to one-time costs supporting the implementation of AES Ohio’s customer billing system upgrade. During the third quarter of 2025, AES Ohio recorded a net deferral of $8.4 million for previously recognized costs related to this recovery. The settlement is subject to, and conditioned upon, approval by the PUCO.
AES Ohio Legislation — On April 30, 2025, the Ohio legislature passed a new energy legislation (H.B. 15) that was signed by the Governor and became effective on August 14, 2025. The legislation allows Ohio's electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans and associated recovery riders. Among other provisions, the legislation eliminates the Legacy Generation Resource (LGR) Rider, which previously allowed for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of future net OVEC costs and revenues, could be material to our results of operations, financial condition, and cash flows.
AES Ohio Smart Grid Comprehensive Settlement — On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO, various customers and organizations representing customers of AES Ohio, and certain other parties with respect to, among other matters, AES Ohio's applications pending at the PUCO for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025. The Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET and remanded the case to the PUCO to conduct further analysis of the SEET for those years. AES Ohio filed testimony with the PUCO proposing a refund of $1.6 million based on analysis by its external financial consultant. The PUCO commenced an evidentiary hearing on this issue on October 28, 2025, and a PUCO decision is pending.
AES Indiana Rate Case Filing — On June 3, 2025, AES Indiana filed a petition with the IURC for authority to increase its basic rates and charges. On October 15, 2025, AES Indiana entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) with most parties in AES Indiana’s pending regulatory rate review at the IURC. This Settlement Agreement provides for updated base rates for electric services in AES Indiana’s territory and is subject, and conditioned upon, approval by the IURC. Among other things, the Settlement Agreement proposes an increase in AES Indiana’s revenue of $90.7 million and provides a return on common equity of 9.75% and cost of long-term debt of 5.34%, on a rate base of approximately $5.5 billion for AES Indiana’s 2027 electric service base rates. AES Indiana expects to receive an order from the IURC during the second quarter of 2026. The partial Settlement Agreement also includes a commitment to not implement additional base rate increases, following the implementation of new base rates under the settlement, until at least January of 2030 and to not start a second TDSIC Plan before January of 2028.
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
Impairments and Realizability
Long-lived Assets and Current Assets Held-for-Sale — During the nine months ended September 30, 2025, the Company recognized asset impairment expense of $152 million. See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this impairment expense, the carrying value of long-lived assets and current assets held-for-sale that were assessed for impairment totaled $33 million at September 30, 2025.
Events or changes in circumstances that may necessitate recoverability tests and potential impairments of

75 | The AES Corporation | September 30, 2025 Form 10-Q
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
On June 5, 2023, the EPA published a final Federal Implementation Plan ("FIP") to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule establishes a revised CSAPR NOx Ozone Season Group 3 trading program for 22 states, including Indiana and Maryland, and became effective during 2023. The FIP also includes enhancements to the revised Group 3 trading program, which include a dynamic budget setting process beginning in 2026, annual recalibration of the allowance bank to reflect changes to affected sources, a daily backstop emissions rate limit for certain coal-fired EGUs beginning in 2024, and a secondary emissions limit prohibiting certain emissions associated with state assurance levels. It is too early to determine the impact of the final FIP, but it may result in the need to purchase additional allowances or make operational adjustments. On June 27, 2024, the U.S. Supreme Court issued an order granting a stay of the EPA’s 2023 FIP pending resolution of legal challenges to the FIP. On November 6, 2024, the EPA published an Interim Final Rule in the Federal Register in

76 | The AES Corporation | September 30, 2025 Form 10-Q
response to the U.S. Supreme Court’s stay of its FIP addressing interstate transport for the 2015 ozone national ambient air quality standards. The effective date is November 6, 2024. The Interim Final Rule stays the effectiveness of the Good Neighbor FIP and revises the CSAPR regulations to continue application of the states’ respective trading programs.
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
On June 17, 2025, the EPA published a proposed rule to repeal the May 9, 2024 final rules for new and existing EGUs in addition to 2015 greenhouse gas NSPSs for certain new EGUs. In this proposed rule, the EPA

77 | The AES Corporation | September 30, 2025 Form 10-Q
also offered an alternative proposal to repeal a narrower set of greenhouse gas requirements which would include the repeal of requirements for existing EGUs and requirements based on carbon capture and sequestration for new EGUs. On August 1, 2025, the EPA published a proposed rule to rescind the 2009 greenhouse gas endangerment finding which concluded that greenhouse gases endanger public health and welfare.
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
On May 18, 2023, the EPA published a proposed rule that would expand the scope of CCR units regulated by the CCR Rule to include inactive surface impoundments at inactive generating facilities as well as additional inactive and closed landfills and certain other accumulations of CCR. On May 8, 2024, the EPA published final revisions to the CCR rule which are effective on November 8, 2024. The final revisions expand the scope of CCR units regulated by the CCR rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. On July 22, 2025, the EPA published both a direct final rule and a proposed rule that, if finalized, would extend certain deadlines for CCR management units associated with its May 8, 2024 revisions to the CCR Rule. On September 4, 2025, the EPA withdrew the direct final rule due to receipt of adverse comment. It is too early to determine the potential impact from the July 22, 2025 proposed revisions to the CCR Rule.
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
Cooling Water Intake — The Company's facilities are subject to a variety of rules governing water use and discharge. In particular, the Company's U.S. facilities are subject to the CWA Section 316(b) rule issued by the EPA effective in 2014 that seeks to protect fish and other aquatic organisms drawn into cooling water systems at power plants and other facilities. These standards require affected facilities to choose among seven Best Technology Available (“BTA”) options to reduce fish impingement. In addition, certain facilities must conduct studies to assist

78 | The AES Corporation | September 30, 2025 Form 10-Q
permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. It is possible that this process, which includes permitting and public input, could result in the need to install closed-cycle cooling systems (closed-cycle cooling towers) or other technology. Finally, the standards require that new units added to an existing facility to increase generation capacity are required to reduce both impingement and entrainment. It is not yet possible to predict the total impacts of this final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material.
Certain AES Southland OTC units were required to be retired to provide interconnection capacity and/or emissions credits prior to startup of new (air cooled) generating units, and the remaining AES OTC generating units in California have been or will be shut down and permanently retired by the applicable OTC Policy compliance dates for the respective units. The California State Water Resources Board (“SWRCB”) OTC Policy currently requires the shutdown and permanent retirement of the remaining OTC generating units at AES Huntington Beach, LLC and AES Alamitos, LLC by December 31, 2026, as extended in support of grid reliability. This extension compliance date is contingent upon the facilities participating in the Strategic Reserve established by AB 205.
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
Water Discharges — In June 2015, the EPA and the U.S. Army Corps of Engineers ("the Agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." (“WOTUS”) rule. WOTUS defines the geographic reach and authority of the Agencies to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the proper standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (“Decision”) in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. This decision provides a clear standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, under this decision, wetlands that do not have a continuous surface connection with traditional interstate navigable water are not considered a WOTUS and therefore are not federally jurisdictional.
On September 8, 2023, the Agencies published final rule amendments in the Federal Register to amend the final “Revised Definition of ‘Waters of the United States’” rule. This final rule conforms the definition to the definition adopted in the Decision. The Agencies have amended key aspects of the regulatory text to conform the rule to the Decision.
Due to ongoing litigation, the definition of WOTUS (as amended on September 8, 2023) is not operative in certain jurisdictions. In the jurisdictions involved in the litigation the amended 2023 Rule is subject to a preliminary injunction, and the Agencies interpret WOTUS consistent with the pre-2015 regulatory regime and the Supreme Court’s decision in Sackett. In the remaining states the Agencies implement the definition in the January 2023 Rule, as amended in September 2023.
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
In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas desulfurization wastewater. AES Indiana Petersburg has installed a dry bottom ash handling system in response to the CCR rule and wastewater treatment systems in response to the NPDES permits in advance of the ELG compliance date. Other U.S. businesses already include dry handling of fly ash and bottom ash and do not generate flue gas desulfurization wastewater. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, the EPA published a proposed rule revising the 2020 Reconsideration Rule. On May 9, 2024, the EPA published a final rule which became effective on July 8, 2024. The final rule established more stringent best available technology limits for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate and established

79 | The AES Corporation | September 30, 2025 Form 10-Q
a new set of definitions and new limits for combustion residual leachate and legacy wastewater. The May 2024 rule is subject to legal challenges. On October 10, 2024, the Eighth Circuit Court denied stay applications. On October 2, 2025, the EPA published a proposed rule that, if finalized, would extend certain ELG deadlines and allow facilities to choose between compliance alternatives. On the same date, the EPA also published a direct final rule to extend the deadline for power plants to file a notice of planned participation for the permanent cessation of coal from December 31, 2025, to December 31, 2031, pending any significant adverse comment. It is too early to determine whether any outcome of these proposed rules, litigation or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.
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
Capital Resources and Liquidity
Overview
As of September 30, 2025, the Company had unrestricted cash and cash equivalents of $1.8 billion, of which $31 million was held at the Parent Company and qualified holding companies. The Company had restricted cash and debt service reserves of $791 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $23.9 billion and $6.2 billion, respectively. Of the $2.9 billion of our current non-recourse debt, $2.8 billion was presented as such because it is due in the next twelve months and $171 million relates to debt considered in default. AES Puerto Rico is in payment default. All other defaults are not payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q for additional detail. As of September 30, 2025, the Company also had $1,046 million outstanding related to supplier financing arrangements.
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $1.4 billion in recourse debt which matures within the next twelve months, including $643 million in outstanding borrowings under the commercial paper program. Furthermore, we have $767 million due under supplier financing arrangements that have a guarantee, $380 million guaranteed by the Parent Company and $387 million guaranteed by subsidiaries. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of

80 | The AES Corporation | September 30, 2025 Form 10-Q
related underlying debt. Additionally, commercial paper issuances are short-term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company’s $30.6 billion of total gross debt outstanding as of September 30, 2025, approximately $8.9 billion accrues interest at variable rates. The Company actively hedges its current and expected variable rate exposure through a combination of currently effective and forward starting interest rate swaps. As of September 30, 2025, the total maximum outstanding amount of hedges protecting the company against current and expected variable rate exposure was $9.2 billion. These hedges generally provide economic protection through the entire expected life of the projects, regardless of the type of debt issued to finance construction or refinance the projects in the future.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock, and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of September 30, 2025, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $5.1 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of September 30, 2025, we had $317 million in letters of credit under bilateral agreements, $158 million in letters of credit outstanding provided under our unsecured credit facilities, and $38 million in letters of credit outstanding provided under our revolving credit facilities. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations.
Additionally, in connection with certain project financings, some of the Company's subsidiaries have expressly undertaken limited obligations and commitments. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of September 30, 2025, the maximum undiscounted potential exposure to guarantees and letters of credit issued by our subsidiaries was $6.1 billion, including $2 billion of customary payment guarantees under EPC contracts and other agreements, $1.8 billion of letters of credit outstanding, $1.3 billion of surety bonds and other guarantees issued by insurance companies, and $949 million of tax equity financing related guarantees.
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

81 | The AES Corporation | September 30, 2025 Form 10-Q
Long-Term Receivables
As of September 30, 2025, the Company had approximately $115 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2026, or one year from the latest balance sheet date. Noncurrent receivables in the U.S. pertain primarily to the sale of the Redondo Beach land. Noncurrent receivables in Chile pertain primarily to payment deferrals granted to mining customers as part of our green blend agreements. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q for further information.
As of September 30, 2025, the Company had an $874 million loan receivable related to the Mong Duong facility in Vietnam, which was constructed under a build, operate, and transfer contract. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. Of the loan receivable balance, $93 million was classified in Other current assets and $781 million was classified in Loan receivable on the Condensed Consolidated Balance Sheets. See Note 5—Financing Receivables and Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the nine months ended September 30, 2025 were debt financings, cash flows from operating activities, sales to noncontrolling interests, purchases under supplier financing arrangements, and sales to noncontrolling interest. The primary uses of cash in the nine months ended September 30, 2025 were repayments of debt, capital expenditures, and repayments of obligations under supplier financing arrangements.
The primary sources of cash for the Company in the nine months ended September 30, 2024 were debt financings, cash flows from operating activities, purchases under supplier financing arrangements, and sales to noncontrolling interests. The primary uses of cash in the nine months ended September 30, 2024 were repayments of debt, capital expenditures, repayments of obligations under supplier financing arrangements, and purchases of short-term investments.
A summary of cash-based activities is as follows (in millions):

	Nine Months Ended September 30,
Cash Sources:	2025	2024
Issuance of non-recourse debt	$4,397	$5,199
Net cash provided by operating activities	2,818	1,664
Borrowings under the revolving credit facilities	2,711	5,652
Sales to noncontrolling interests	1,289	869
Purchases under supplier financing arrangements	1,237	1,211
Issuance of recourse debt	800	950
Commercial paper borrowings (repayments), net	643	611
Issuance of preferred shares in subsidiaries	528	—
Sale of short-term investments	70	731
Other	545	148
Total Cash Sources	$15,038	$17,035

Cash Uses:
Capital expenditures (1)	$(4,394)	$(5,665)
Repayments under revolving credit facilities	(3,951)	(4,051)
Repayments of non-recourse debt	(2,523)	(3,311)
Repayments of obligations under supplier financing arrangements	(1,108)	(1,412)
Repayments of recourse debt	(898)	—
Distributions to noncontrolling interests	(523)	(165)
Dividends paid on AES common stock	(376)	(361)
Purchase of emissions allowances	(260)	(157)
Purchase of short-term investments	(57)	(725)
Other	(438)	(619)
Total Cash Uses	$(14,528)	$(16,466)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$510	$569
_____________________________
(1)Includes interest capitalized on development and construction of $374 million and $491 million for the nine months ended September 30, 2025 and 2024, respectively. Of the total capitalized, $358 million and $440 million, respectively, are related to recourse and non-recourse debt interest payments. The remaining capitalized interest is primarily related to supplier financing arrangements. Interest capitalized during development and construction decreased primarily due to fewer projects in development at the Renewables SBU.

82 | The AES Corporation | September 30, 2025 Form 10-Q
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative nine-month period (in millions):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2025	2024	$ Change
Operating activities	$2,818	$1,664	$1,154
Investing activities	(4,618)	(6,089)	1,471
Financing activities	2,253	5,187	(2,934)
Operating Activities
Net cash provided by operating activities increased $1.2 billion for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
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
•Adjusted net income increased $799 million, primarily due to increased proceeds from the transfer of U.S. investment tax credits, and a decrease in cash paid for interest and income taxes, partially offset by lower margin at our Energy Infrastructure SBU.
•Change in working capital increased $355 million, primarily due to a decrease in accounts receivable due to the timing of collections and billings and an increase in accounts payable due to the timing of payments. These increases were partially offset by an increase in other current assets due to the timing of collection of tax credit transfer proceeds, as well as the prior year sale of financing receivables under the Warrior Run PPA termination agreement.

83 | The AES Corporation | September 30, 2025 Form 10-Q
Investing Activities
Net cash used in investing activities decreased $1.5 billion for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Investing Cash Flows
(in millions)
•Cash proceeds from the sale of business increased $94 million, primarily due to the selldown of Dominican Republic Renewables.
•Purchase of emissions allowances increased $103 million primarily due to higher CO2 purchases at Maritza.
•Capital expenditures decreased $1.3 billion, discussed further below.
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
(3)Environmental expenditures generally include expenditures to comply with environmental laws and regulations, expenditures for safety programs, and other expenditures to ensure a facility continues to operate in an environmentally responsible manner.
•Growth expenditures decreased $1.1 billion, primarily driven by a decrease in expenditures for U.S. renewables and transmission and distribution project investments at our U.S. utilities compared to the prior year, partially offset by an increase in expenditures for renewables projects in Chile in the current year.
•Maintenance expenditures decreased $174 million, primarily driven by a $68 million decrease at AES Indiana, AES Ohio, and Southland due to the timing of maintenance, and a $56 million decrease due to the sale of AES Brasil in October 2024.
•Environmental expenditures decreased $1 million, with no material drivers.

84 | The AES Corporation | September 30, 2025 Form 10-Q
Financing Activities
Net cash provided by financing activities decreased $2.9 billion for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Financing Cash Flows
(in millions)
See Notes 1—Financial Statement Presentation, 8—Obligations, and 12—Equity in Item 1.—Financial Statements of this Form 10-Q for more information regarding significant transactions.
•The $2.3 billion impact from non-recourse revolvers is primarily due to $1.2 billion of net borrowings in the prior year and $962 million net repayments in the current year at the Renewables SBU, and $143 million of higher net repayments at the Utilities SBU in the current year; partially offset by $40 million of higher net repayments at the Infrastructure SBU in the prior year.
•The $1 billion impact from recourse debt is primarily due to the issuance of $950 million subordinated notes at the Parent Company in the prior year and repayments of $898 million at the Parent Company in the current year, partially offset by current year issuance of $800 million of senior notes.
•The $530 million impact from the Parent Company revolver is due to higher net borrowings in the prior year.
•The $420 million impact from sales to noncontrolling interests is primarily due to $540 million from the sale of ownership interest in AES Ohio and $150 million at AES Indiana from the sale of ownership in the Pike County BESS project to a tax equity investor in the current year; partially offset by $162 million decrease in proceeds at AES Clean Energy Development and AES Renewable Holdings due to higher sales of ownership in project companies to tax equity investors in the prior year, $47 million related to the prior year sale of ownership interest in Hardy Hills to a tax equity investor, $35 million related to the prior year sale of ownership interest in the Marahu project, and a $26 million decrease in sales under the Chile Renovables partnership with GIP.
•The $528 million impact from issuance of preferred shares in subsidiaries is primarily due to the proceeds received from the issuance of preferred shares in AES Global Insurance and Desarrollos Renovables.
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

85 | The AES Corporation | September 30, 2025 Form 10-Q
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

	September 30, 2025	December 31, 2024
Consolidated cash and cash equivalents	$1,758	$1,524
Less: Cash and cash equivalents at subsidiaries	(1,727)	(1,259)
Parent Company and qualified holding companies’ cash and cash equivalents	31	265
Commitments under the Parent Company credit facilities	2,300	1,800
Less: Letters of credit under the credit facilities	(38)	(18)
Less: Borrowings under the commercial paper program	(643)	—
Borrowings available under the Parent Company credit facilities	1,619	1,782
Total Parent Company Liquidity	$1,650	$2,047
The Parent Company paid dividends of $0.17595 per outstanding share to its common stockholders during the first, second, and third quarters of 2025 for dividends declared in December 2024, February 2025, and July 2025, respectively. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $6.2 billion and $5.7 billion as of September 30, 2025 and December 31, 2024, respectively. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q and Note 12—Obligations in Item 8.—Financial Statements and Supplementary Data of our 2024 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our revolving credit facilities and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of September 30, 2025, we were in compliance with these covenants at the Parent Company level.
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

86 | The AES Corporation | September 30, 2025 Form 10-Q
credit agreement at the Parent Company includes events of default related to payment defaults and accelerations of outstanding debt of material subsidiaries.
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2.9 billion. The portion of current debt related to such defaults was $171 million at September 30, 2025, all of which was non-recourse debt related to three subsidiaries: AES Puerto Rico, AES Ilumina, and AES Jordan Solar. AES Puerto Rico is in payment default. All other defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of September 30, 2025, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit agreement as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of September 30, 2025, none of the defaults listed above resulted in a cross-default under the recourse debt of the Parent Company. Furthermore, none of the non-recourse debt in default listed above is guaranteed by the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2024 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2025.
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

87 | The AES Corporation | September 30, 2025 Form 10-Q
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
As of September 30, 2025, we project pre-tax earnings exposure on a 10% increase in commodity prices to be less than a $5 million gain for power, less than a $5 million loss for gas, and less than a $5 million loss for coal. The sensitivities are calculated using industry-standard valuation techniques to revalue all transactions (physical and financial commodity transactions) in the portfolio for a change in the underlying prices the transactions are exposed to and exclude correlation effects, including those due to renewable resource availability. The models reference market prices of commodities across future periods and associated volatility of these market prices. Prices and volatilities are predominantly based on observable market prices.
Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
In the Energy Infrastructure SBU, the generation businesses are largely contracted but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. In California, our Southland once-through cooling generation units (“Legacy Assets”) in Long Beach and Huntington Beach have been extended to operate through 2026 under capacity contracts with the State as part of the Strategic Reserve program. Our facility in Redondo Beach has been retired effective January 1, 2024. Our ability to operate the Long Beach facility at full capacity through 2025 was approved under Tentative Time Schedule Order coverage in November 2023. Approval to operate Long Beach through 2026 will be subject to review with State Agencies. Our Southland combined cycle gas turbine (Southland Energy) units benefit from higher power and lower gas and carbon prices, depending on the contracted or hedge position. The AES Andes business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. A significant portion of our PPAs through 2025 include mechanisms of indexation that adjust the price of energy based on fluctuations in the price of coal, with an index defined by the National Energy Commission based on the physical coal imports for the energy system. This mechanism mitigates exposures to changes in the price of fuel. The increasing share of renewable energy in Chile's power market may reduce reliance on thermal units and impact power price volatility, which could impact our cost to serve certain unregulated PPAs. In the Dominican Republic, we own natural gas plants contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices. Our thermal assets in Panama have PPAs with distribution companies which match the term of the LNG supply agreement of such thermal assets. New entrants into the Panama thermal generation market could impact the dispatch of existing generation, requiring purchases in the spot market to satisfy the PPA obligations. Contract levels do not always match our generation availability or needs, and our assets may be sellers of spot prices in excess of contract levels or a net buyer in the spot market to satisfy contract obligations, which could impact existing fuel supply commitments. Our assets operating in Vietnam and Bulgaria have minimal exposure to commodity price risk as they have no or minor merchant exposure and fuel is subject to a pass-through mechanism.
In the Renewables SBU, our businesses have commodity exposure on unhedged volumes and resource volatility and benefit from higher power prices, where generation exceeds contracted levels. In Colombia, we operate under a shorter-term sales strategy with spot market exposure for uncontracted volumes. Because we own

88 | The AES Corporation | September 30, 2025 Form 10-Q
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
AES has unhedged forward-looking earnings which are exposed to foreign exchange deterioration risk from the Argentine peso that could be material. As of September 30, 2025, assuming a 10% USD appreciation, cash distributions attributable to foreign subsidiaries in the Colombian peso, Euro, and Argentine peso may be exposed to exchange rate movements, with a total potential loss of less than $1 million.
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
As of September 30, 2025, the portfolio’s 2025 pre-tax earnings exposure to a one-time 100-basis-point increase in interest rates for our Argentine peso, Chilean peso, Colombian peso, Euro, and USD denominated debt would be less than $3 million on interest expense for the debt denominated in these currencies. These amounts do not take into account the historical correlation between these interest rates.

89 | The AES Corporation | September 30, 2025 Form 10-Q
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
The Company, under the supervision and with the participation of its management, including the Company’s CEO and CFO, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.
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
Following a thorough review, Management determined that the revised controls have been designed effectively. However, the material weakness will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through the testing mentioned above, that the controls are operating effectively. Management will continue to monitor the operating effectiveness of these and other processes, procedures, and controls, and make any further changes management deems appropriate.
Changes in Internal Controls over Financial Reporting
Other than the remediation efforts described above, there were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

90 | The AES Corporation | September 30, 2025 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of September 30, 2025. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a government authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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

91 | The AES Corporation | September 30, 2025 Form 10-Q
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
On March 23, 2021, the U.S. District Court for the Southern District of Indiana approved and entered a judicial consent decree among AES Indiana, the United States on behalf of the Environmental Protection Agency (EPA), and the Indiana Department of Environmental Management (“IDEM”). The decree resolved allegations by EPA and IDEM that AES Indiana had violated the federal Clean Air Act (“CAA”) at its Petersburg Station, which AES denies. Under the decree, AES Indiana agreed to certain emission limits and annual caps on NOx, SO2 and PM emissions at the four Units at the station; paid a civil penalty of $1.525 million; retired Units 1 and 2, spent $325,000 on an environmentally beneficial project to preserve local, ecologically-significant lands (notice of completion of which was provided May 8, 2025 and confirmed satisfactory by IDEM on September 8, 2025); and will spend a total of $5 million on a further environmental mitigation project to build and operate a new, non-emitting source of generation at the site.
In December 2018, a lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, and three other AES affiliates. The lawsuit purports to be brought on behalf of over 100 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths, and demands $476 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. The AES companies have moved to dismiss the lawsuit. That motion is under consideration by the relevant court of first instance. The AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. Subsequently, the claimants withdrew the lawsuit with respect to AES Puerto Rico. The lawsuit remains pending against the other AES defendants (“AES Defendants”) and the unaffiliated defendants. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually, nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court, namely, the Civil Court of La Vega (“CFI”). In May 2024, the CFI dismissed the entire case due to the expiry of the statute of limitations. Later in 2024, the claimants appealed the dismissal to the relevant intermediate appellate court. The appellate court heard the parties’ respective oral arguments in September 2025. A decision on the appeal is pending. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
In October 2019, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the environmental permit of the Ventanas Complex, initiating a sanctioning process through Exempt Resolution N° 1 / ROL D-129-2019. The alleged charges include exceeding generation limits, failing to reduce emissions during episodes of poor air quality, exceeding limits on discharges to the sea, and exceeding noise limits. AES Andes has submitted a proposed “Compliance Program” to the SMA for the Ventanas Complex. The latest version of this Compliance Program was submitted on May 26, 2021. On December 30, 2021, the Compliance Program was approved by the SMA. AES Andes has completed the Compliance Program and is planning to file its final report in Q3-2025. The SMA will review the final report. If the SMA approves the final report,

92 | The AES Corporation | September 30, 2025 Form 10-Q
the Compliance Program will be considered fully completed, and thus any alleged charges associated with the same will be considered permanently waived. Separately, an ex officio action was brought by the SMA due to alleged exceedances of generation limits, which would require the Company to reduce SO2, NOX and PM emissions in order to achieve the emissions offset established in the Compliance Program. On January 6, 2022, AES Andes filed a request with the SMA seeking modification of the means for compliance with the ex officio action. On January 17, 2023, the SMA approved street paving measures, or alternatively a program providing heaters for community members, as the means to satisfy the air emissions offsets in the approved Compliance Plan. The cost of the proposed Compliance Program is approximately $10.8 million and is in the execution stage. Fines are possible if the SMA determines there is an unsatisfactory execution of the Compliance Program. On April 21, 2023, the SMA notified AES Andes of a resolution alleging an additional “serious” non-compliance of the Ventanas Complex failing to reduce emissions during episodes of poor air quality. On May 24, 2023, AES Andes submitted disclaimers to the SMA in response to this resolution. On May 10, 2024, the Company was notified of a fine for $180,515. On June 3, 2024, the Company appealed this fine to the Environmental Court. The appellate hearing occurred on April 3, 2025; the Environmental Court’s decision on the appeal is pending. The Company believes that it has meritorious defenses and will continue to assert them vigorously in this dispute; however, there can be no assurances that it will be successful.
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
In February 2022, a lawsuit was filed in Dominican Republic civil court against the Company. The lawsuit purports to be brought on behalf of over 425 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $600 million in alleged damages. The lawsuit does not identify or provide any supporting information concerning the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In February 2024, at the request of the Company, the Dominican Supreme Court of Justice transferred the case to a different civil court, namely, the Civil Court of La Vega (“CFI”). The claimants’ attempt to recuse the presiding judge has been rejected by the relevant Dominican appellate court. The parties have completed briefing on the Company’s motion to dismiss the lawsuit. That motion is under consideration by the CFI. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.
On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged charges relating to the Alto Maipo facility, all of which are categorized by the SMA as “serious.” The alleged charges include: untimely completion of certain intake works; insufficient capture species; non-compliance with certain forest management plan goals; and intervention of a restricted paleontological area. On February 16, 2023, the Alto Maipo project submitted an initial compliance program to the SMA. On December 9, 2024 the SMA rejected an updated version of the Compliance Program. On December 16, 2024, Alto Maipo submitted a petition for reconsideration of the rejection, which SMA denied on October 13, 2025. On October 15, 2025 Alto Maipo submitted to SMA its defense response to the four alleged charges. Alto Maipo is exploring other avenues of appeal to the alleged charges. If Alto Maipo’s defense response arguments are not acceptable to the SMA, the imposition of fines is possible.
In May 2024, the Chilean competition agency (the Fiscalía Nacional Económica or “FNE”) opened an investigation regarding AES Andes’s declarations with respect to coal prices and coal blends used to generate electricity in Chile. The investigation was prompted by two confidential complaints that were not disclosed to AES Andes. In general terms, the investigation sought to determine whether the facts alleged in the complaints could establish an abuse of a dominant position by AES Andes. AES Andes responded to all of the FNE’s requests for information. In August 2025, the FNE closed the investigation without any findings of violations by AES Andes. The FNE’s decision to close the investigation is final and not subject to judicial review.

93 | The AES Corporation | September 30, 2025 Form 10-Q
In April 2025, an alleged shareholder of Fluence Energy, Inc. (“Fluence”) filed a putative securities class action in the U.S. District Court for the Eastern District of Virginia (“Court”) against Fluence and certain of Fluence’s officers and directors. The complaint in the case also named the Company and AES Grid Stability, LLC as defendants (together, the “AES Defendants”). In May 2025, the Court consolidated the lawsuit with another putative securities class action against Fluence and certain of its officers and directors. The Court also appointed a lead plaintiff (the “Plaintiff”) and lead plaintiffs’ counsel for the consolidated lawsuit. In June 2025, the Plaintiff filed a consolidated amended complaint against Fluence, certain of its officers and directors (the “Individual Fluence Defendants” and, together with Fluence, the “Fluence Defendants”), and the AES Defendants. The Plaintiff seeks to pursue claims on behalf of a putative class of all purchasers of Fluence Class A common stock between October 28, 2021 and February 10, 2025. The Plaintiff alleges that the Fluence Defendants made allegedly false or misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder. In addition, the Plaintiff asserts claims against the Individual Fluence Defendants and the AES Defendants as alleged “control persons” under Section 20(a) of the Exchange Act. In July 2025, the Fluence Defendants and the AES Defendants filed separate motions to dismiss the consolidated lawsuit. The motions are now fully briefed and pending before the Court. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this lawsuit; however, there can be no assurances that they will be successful in their efforts.
In May 2025, a special session of the Federal Regional Court of the 1st Region of Brazil ("TRF1”) issued a decision dismissing the claims of Sul, which was sold to a third party in 2016 (“Buyer”), to annul ANEEL’s Order 288. Order 288 was issued in May 2002 and retroactively changed the effects of the Wholesale Energy Market (“MAE”) for the year 2001. The aggregate impact of Order 288 for AES Sul was to reverse a gain on certain purchases and sales into an approximately R$75 million ($14 million) loss, estimated as of May 2002. The TRF1’s May 2025 decision reversed its April 2013 decision in Sul’s favor that annulled Order 288. In August 2025, Sul filed a motion for clarification of the decision with the TRF1, which is considering the motion. After the motion is decided, Sul will have the ability to file appeals with the Superior Court of Justice and the Supreme Federal Court. In the event of an unsuccessful outcome for Sul, the Buyer may attempt to seek recovery of losses relating to the R$75 million ($14 million) loss above, an additional amount of approximately R$27 million ($5 million) that was collected by Sul in 2008 and may need to be reimbursed, plus interest on these amounts, from the AES seller and The AES Corporation under the sale agreement. In that event, AES would defend itself vigorously; however, there can be no assurances that it would be successful in its efforts.
On May 30, 2025, an arbitral tribunal (the “Tribunal”) of the International Centre for the Settlement of Investment Disputes (“ICSID”) issued an arbitration award in the Company’s favor (“Award”) in connection with a treaty arbitration initiated by the Company against the Argentine Republic (“Argentina”) under the US-Argentina bilateral investment treaty (“BIT”). In the Award, the Tribunal found that certain measures taken by Argentina in relation to its power sector, beginning in late 2001, breached the BIT. The Tribunal ordered Argentina to pay to the Company approximately $733 million in damages, including an award of costs, as well as accrued interest. In August 2025, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (“DDC”) to recognize and enforce the ICSID Award against Argentina. In September 2025, Argentina filed an application with ICSID to annul the Tribunal’s Award. In its application, Argentina also requested that all attempts to enforce the Award be suspended pending the completion of the annulment proceedings. Argentina’s annulment application, as well as its request to suspend enforcement, will ultimately be decided by a new three-person panel appointed by ICSID (“Annulment Panel”). Pending the appointment of the Annulment Panel and its decision on Argentina’s suspension request, the Company’s enforcement efforts in the DDC will be provisionally suspended. The Company can provide no assurance as to how an Annulment Panel will rule on Argentina’s request to stay execution of the Award or the merits of the annulment application. Relatedly, measures to enforce the Award through judicial means entail a process that is inherently unpredictable; as a result, the Company cannot provide any assurance as to the timing or success of such enforcement measures. The Company may attempt to settle this dispute with Argentina. However, the Company can provide no assurances regarding the likelihood, substance, or timing of any such settlement.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A.—Risk Factors of our 2024 Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

94 | The AES Corporation | September 30, 2025 Form 10-Q
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of AES Common Stock during the third quarter of fiscal year 2025:

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
_______________________________
(1)         On July 7, 2010, The AES Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase up to $500 million of shares of its outstanding common stock, depending on cash availability, market conditions, and other factors. The original authorization was set to expire on December 31, 2010, however, in December 2010, the Board authorized an extension of the stock repurchase program. The current program does not have a predetermined expiration date. Repurchases under this program may be made using a variety of methods, which may include open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. No repurchases were made under this program during the third quarter of 2025. As of September 30, 2025, $264 million remained available for purchase under this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2025.
ITEM 6. EXHIBITS

10.1
Loan Agreement dated as of October 31, 2025 among The AES Corporation as Borrower, the banks named therein as Banks, and Wells Fargo Bank, National Association as Administrative Agent (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

95 | The AES Corporation | September 30, 2025 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	November 4, 2025	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)