Form 10-K
period 2025-12-31
AES CORP
filed 2026-03-02
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing sale price of $10.52 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $7.49 billion.
The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, on February 26, 2026 was 712,558,860.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement for its 2026 annual meeting of stockholders are incorporated by reference in Parts II and III

The AES Corporation Fiscal Year 2025 Form 10-K

1 | 2025 Annual Report

Glossary of Terms
The following is a list of frequently used terms and abbreviations that appear in the text of this report and have the definitions indicated below:

2024 Base Rate Order	The order issued in April 2024 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $71 million annually
2024 DRC Settlement	The order issued in November 2025 by the PUCO authorizing AES Ohio to, among other things, increase its basic rates and charges by $168 million annually
Adjusted EBITDA	Adjusted earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs, a non-GAAP measure of operating performance
Adjusted EBITDA with Tax Attributes	Adjusted earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs, adding back the pre-tax effect of Production Tax Credits, Investment Tax Credits, and depreciation tax deductions allocated to tax equity investors, as well as the tax benefit recorded from tax credits retained or transferred to third parties, a non-GAAP measure
Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Brasil	AES Brasil Energia S.A.
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. For the periods covered by this report, AES Ohio was wholly-owned by DPL. Beginning in April 2025, CDPQ owns an aggregate indirect equity interest in AES Ohio of approximately 30%.
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
BESS	Battery Energy Storage System
BOT	Build, Operate and Transfer
CAA	U.S. Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals, which include bottom ash, fly ash, and air pollution control wastes generated at coal-fired generation plant sites
CDPQ	La Caisse de dépôt et placement du Québec
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFE	Federal Electricity Commission in Mexico
CFO	Chief Financial Officer
CO2	Carbon Dioxide
CPI	U.S. Consumer Price Index
CSAPR	U.S. Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
CWIP	Construction Work In Progress
DG Comp	Directorate-General for Competition of the European Commission
DPL	DPL LLC and its consolidated subsidiaries. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company. Upon the conversion, DPL Inc. changed its name to DPL LLC. References to DPL are to DPL Inc. before April 3, 2025, and DPL LLC on and after April 3, 2025.
DPP	Dominican Power Partners
EBITDA	Earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs, a non-GAAP measure of operating performance
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ESP	Electric Security Plan
EU	European Union
EVN	Electricity of Vietnam
FERC	U.S. Federal Energy Regulatory Commission
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens AG (Nasdaq: FLNC)
FONINVEMEM	Fund for the Investment Needed to Increase the Supply of Electricity in the Wholesale Market in Argentina
FPA	U.S. Federal Power Act
GAAP	Generally Accepted Accounting Principles in the United States

2 | 2025 Annual Report

GHG	Greenhouse Gas
GILTI	Global Intangible Low-Taxed Income
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation Book Value
IPALCO	IPALCO Enterprises, Inc. CDPQ owns direct and indirect interests in IPALCO of approximately 30%.
IPP	Independent Power Producers
ISO	Independent System Operator
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LGR	Legacy Generation Resource Rider
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MRO	Market Rate Option, a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MW	Megawatts
MWh	Megawatt Hours
NAAQS	U.S. National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NCTI	Net Controlled Foreign Corporation Tested Income
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NERC	North American Electric Reliability Corporation
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Dioxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
O&M	Operations and Maintenance
OCC	Ohio Consumers' Counsel (statewide legal representative for Ohio's residential consumers and advocates on their behalf in PUCO and Ohio Supreme Court proceedings)
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
OVEC	Ohio Valley Electric Corporation, an electric generating company in which AES Ohio has a 4.9% interest
Parent Company	The AES Corporation
PCU	Performance Cash Units
Pet Coke	Petroleum Coke
PJM	PJM Interconnection, LLC
PM	Particulate Matter
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PSU	Performance Stock Unit
PUCO	The Public Utilities Commission of Ohio
PURPA	U.S. Public Utility Regulatory Policies Act
REC	Renewable Energy Credit
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SADI	Argentine Interconnected System
SBU	Strategic Business Unit
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SEN	Sistema Electrico Nacional in Chile
SIN	National Interconnected System in Colombia
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SWRCB	California State Water Resources Board
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VIE	Variable Interest Entity
Vinacomin	Vietnam National Coal and Mineral Industries Holding Corporation Limited

3 | 2025 Annual Report

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
•changes in the prices and availability of coal, gas, and other fuels (including our ability to have fuel transported to our facilities) and the success of our risk management practices, such as our ability to hedge our exposure to such market price risk, and our ability to meet credit support requirements for fuel and power supply contracts;
•changes in and access to the financial markets, particularly changes affecting the availability and cost of capital in order to refinance existing debt and finance capital expenditures, acquisitions, investments, and other corporate purposes;
•changes in inflation, demand for power, interest rates, and foreign currency exchange rates, including our ability to hedge our interest rate and foreign currency risk;
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
•our ability to operate power generation, transmission and distribution facilities, including managing availability, outages, and equipment failures;
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

4 | 2025 Annual Report

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
•changes in law resulting from new local, state, federal or international energy legislation and changes in political or regulatory oversight or incentives affecting our wind business and solar projects, our other renewables projects, and our initiatives in GHG reductions and energy storage, including government policies or tax incentives;
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
•changes in accounting standards, corporate governance, and securities law requirements;
•our ability to maintain effective internal control over financial reporting;
•our ability to remediate the material weakness described in Item 9A;
•our ability to attract and retain talented directors, management, and other personnel;
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

5 | 2025 Annual Report

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

4 TECHNOLOGY-BASED STRATEGIC BUSINESS UNITS

34,740 Gross MW in Operation*

Generation Capacity Under Construction **5,727 MW**

VALUES

- Safety first
- Highest standards
- All together

FUEL TYPE
Renewables 54%
Gas 29%
Oil/Diesel/Pet Coke 2%
Coal 15%

$12.2B

TOTAL 2025 REVENUES

$52B

TOTAL ASSETS OWNED & MANAGED

AES IS ENERGIZED BY A GLOBAL WORKFORCE OF APPROXIMATELY

8,336 PEOPLE

6 UTILITY COMPANIES

AES Serves **2.7M** UTILITY CUSTOMERS

*24,972 proportional MW (gross MW multiplied by AES' equity ownership percentage)

Our Strategy
AES is the next-generation energy company with over four decades of experience developing, operating, and owning electric generation and utilities.
The focus of our strategy is to partner with large corporations to deliver the electricity they need when they need it. We are very well-positioned as a leading provider of renewable energy to data center companies, particularly in the U.S., and to large mining companies outside the U.S. These customers want to work with AES due to our track record of providing customized solutions that best serve their specific needs and delivering our projects on time and on budget.
In 2025, we signed long-term contracts for 4.0 GW of renewables, bringing our backlog of projects — those with signed contracts, but which are not yet in operation — to 12.0 GW. Our backlog serves as one of the core components of our future growth. As a result of our successful execution of our strategy, we have been consistently rated by Bloomberg New Energy Finance as one of the top two largest sellers globally of renewable power to corporate customers.
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

6 | 2025 Annual Report

customers.
We are also seeing additional investment opportunities from data center growth in our utility service areas, above and beyond existing rate base projections. Our utilities have many natural advantages that are attractive to large technology companies, such as proximity to fiber networks and the presence of ample land and water. We have worked to proactively identify sites that are well-positioned to support new data centers, capitalizing on our deep relationships with technology companies.
2025 Strategic Highlights
•Our backlog, which consists of projects with signed contracts, but which are not yet operational, is 12.0 GW, including 5.7 GW under construction. In full year 2025, we:
◦Completed the construction of 3.2 GW of solar, energy storage, and wind; and
◦Signed or were awarded new long-term PPAs for 4.0 GW of renewables.
•At AES Indiana, filed with the IURC a partial settlement agreement for current rate review, as well as a 20-year IRP.
•At AES Ohio, received PUCO approval for its distribution rate case and filed for new multi-year base distribution rates for 2027 through 2029.
•With the sale of a minority interest in AGIC for $450 million in the first quarter of 2025, we achieved our full year 2025 asset sale proceeds target of $400 to $500 million.
Overview
Generation
We currently own and/or operate a generation portfolio of 34,740 MW, including generation from our integrated utility, AES Indiana. Our generation fleet is diversified by technologies and fuel type. See discussion below under Fuel Costs.
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

7 | 2025 Annual Report

consist of both fixed and floating rate debt for which we typically hedge a significant portion of our exposure. Some of our contracted businesses also receive a regulated market-based capacity payment, which is discussed in more detail in the Short-Term Sales section below.
Thus, these contracts, or other related commercial arrangements, significantly mitigate our exposure to changes in electricity and, as applicable, fuel prices, currency fluctuations, and changes in interest rates. In addition, these contracts generally provide or account for a recovery of our fixed operating expenses and a return on our investment, as long as we operate the plant to the reliability, availability, and efficiency standards required in the contract or otherwise.
Short-Term Sales — Our generation businesses also sell power and ancillary services under short-term contracts with average terms of less than two years, including spot sales, directly in the short-term market or at regulated prices. The short-term markets are typically administered by a system operator to coordinate dispatch. Short-term markets generally operate on merit order dispatch, where the least expensive generation facilities, based upon variable cost or bid price, are dispatched first and the most expensive facilities are dispatched last. The short-term price is typically set at the marginal cost of energy or bid price (the cost of the last plant required to meet system demand). As a result, the cash flows and earnings associated with these businesses are more sensitive to fluctuations in the market price for electricity. In addition, many of these wholesale markets include markets for ancillary services to support the reliable operation of the transmission system. Across our portfolio, we provide a wide array of ancillary services, including voltage support, frequency regulation, and spinning reserves.
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
Plant Reliability and Flexibility — Our contract and short-term sales provide incentives to our generation plants to optimally manage availability, operating efficiency, and flexibility. Capacity payments under contract sales are frequently tied to meeting minimum standards. In short-term sales and certain contract sales, our plants must be reliable and flexible to capture peak market prices and to maximize market-based revenues. In addition, our flexibility allows us to capture ancillary service revenue while meeting local market needs.
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
54% of the capacity of our generation plants is fueled by renewables, including solar, hydro, wind, energy storage, and landfill gas, which do not have significant fuel costs.
29% of the capacity of our generation plants is fueled by natural gas. With the exception of our plants in the Dominican Republic and Panama, where we import LNG to utilize in the local market, we use gas from local suppliers in each market.
15% of the capacity of our generation fleet is coal-fired. In the U.S., most of our coal-fired plants are supplied from domestic coal. At our non-U.S. generation plants, and at our plant in Puerto Rico, we source coal from a mix of sources from the international market and in the local jurisdictions. To the extent possible, we utilize our global sourcing program to maximize the purchasing power of our fuel procurement.

8 | 2025 Annual Report

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
Utilities
Our utility businesses consist of AES Indiana and AES Ohio in the U.S., and four utilities in El Salvador. AES' six utility businesses distribute power to 2.7 million customers and AES' two utilities in the U.S. also include generation capacity totaling 4,056 MW.
AES Indiana, our fully integrated regulated utility, and AES Ohio, our transmission and distribution regulated utility, each operate as the sole distributors of electricity within their respective jurisdictions. AES Indiana owns and operates all of the facilities necessary to generate, transmit, and distribute electricity. AES Ohio owns and operates all of the facilities necessary to transmit and distribute electricity. Our distribution businesses in El Salvador face limited competition due to significant barriers to enter the market. According to El Salvador's regulation, large regulated customers have the option of becoming unregulated users and requesting service directly from generation or commercialization agents.
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
Our utilities are generally permitted to earn a regulated rate of return on assets, determined by the regulator based on the utility's allowed regulatory asset base, capital structure, and cost of capital. The asset base on which the utility is permitted a return is determined by the regulator, within the framework of applicable local laws, and is based on the amount of assets that are considered used and useful in serving customers. Both the allowed return and the asset base are important components of the utility's earning power. The allowed rate of return and operating expenses deemed reasonable by the regulator are recovered through the regulated tariff that the utility charges to its customers.
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
The regulated tariff generally recognizes that our utility businesses should recover certain operating and fixed costs, as well as manage uncollectible amounts, quality of service, and technical and non-technical losses. Utilities,

9 | 2025 Annual Report

therefore, need to manage costs to the levels reflected in the tariff, or risk non-recovery of costs or diminished returns.
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
Development and Construction
We develop and construct new generation facilities. For our utility businesses, new plants may be built or existing plants retrofitted in response to customer needs or to comply with regulatory developments. The projects are developed subject to regulatory approval that permits recovery of our capital cost and a return on our investment. For our generation businesses, our priority for development is in key growth markets, such as the U.S. and Chile, where we can leverage our global scale and synergies with our existing businesses by adding renewable energy. We make the decision to invest in new projects by evaluating the strategic fit, financial profile, projected returns, and risk for the investment and against alternative uses of capital, including corporate debt repayment. For some development projects, rather than advancing them through construction and maintaining long-term ownership of an operating facility, AES may monetize project value by entering into Develop-Transfer Agreements ("DTAs") in which we transfer assets to a third party prior to construction in exchange for appropriate compensation. AES also provides development services, where we enter into contracts to fully develop customized assets to meet customers' needs. These DTAs and development service contracts may be entered into for new generation facilities or other potential uses of our development assets, including for data centers.
In most cases, we enter into long-term contracts for output from new facilities prior to commencing construction. To limit required equity contributions from The AES Corporation, we also seek non-recourse project debt financing and other sources of capital, including partners, when it is commercially attractive. We typically contract with a third party to manage construction, although our construction management team supervises the construction work and tracks progress against the project's budget, schedule, and the required safety, efficiency, and productivity standards.
Segments
The segment reporting structure uses the Company's management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by technology.
We are organized into four technology-oriented SBUs: Renewables (solar, wind, energy storage, and hydro generation facilities); Utilities (AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities); Energy Infrastructure (natural gas, LNG, coal, pet coke, diesel, and oil generation facilities); and New Energy Technologies (investments in Fluence, Maximo and other new and innovative energy technology businesses) — which are led by our SBU Presidents.
We have two lines of business: generation and utilities. Our Renewables, Utilities, and Energy Infrastructure SBUs participate in our first business line, generation, in which we own and/or operate power plants to generate and sell power to customers, such as utilities, industrial users, and other intermediaries. Our Utilities SBU participates in our second business line, utilities, in which we own and/or operate utilities to generate or purchase, transmit, distribute, and sell electricity to end-user customers in the residential, commercial, industrial, and governmental sectors within a defined service area. In certain circumstances, our utilities also generate and sell electricity on the wholesale market. Our New Energy Technologies SBU includes investments in new and innovative technologies to support leading-edge greener energy solutions.
We measure the operating performance of our SBUs using Adjusted EBITDA, a non-GAAP measure. The Adjusted EBITDA by SBU for the year ended December 31, 2025 is shown below. The percentages for Adjusted EBITDA are the contribution by each SBU to the gross metric, i.e., the total Adjusted EBITDA by SBU, before deductions for Corporate. Our New Energy Technologies SBU generated losses for the year ended December 31,

10 | 2025 Annual Report

2025. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-K for reconciliation and definitions of Adjusted EBITDA.
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

11 | 2025 Annual Report

Renewables

Business Overview

114 Generation Facilities

17,836 Gross MW

Key Generation Businesses: **U.S. Renewables and AES Andes**

Generation Fuel Type
Solar 43%
Energy Storage 17%
Hydro 21%
Wind 19%

Revenue
(In millions)

$2,913
$2,617
$2,416
2025
2024
2023

Operating Margin
(in millions)

$503
$399
$524
2025
2024
2023

Adjusted EBITDA [1]
(in millions)

$932
$612
$697
2025
2024
2023

Key events in 2025

- Completed construction of 2.7 GW of new renewables
- Signed or awarded long-term PPAs for 3.7 GW of new renewables

Strategic outlook

- Total backlog of 11.5 GW of renewables under signed long-term PPAs

Under construction

17 Plants

5,502 MW

Fuel Type
Energy Storage 38%
Solar 30%
Wind 32%

Contracted renewable backlog

11,516 MW

Signed PPAs not yet under construction

Renewable Type
Wind 29%
Solar 48%
Storage & Solar 20%
Energy Storage 3%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

12 | 2025 Annual Report

Renewables
Our Renewables SBU is well-positioned to take advantage of the growth in data centers driven by the increase in power demand for generative artificial intelligence. In 2025, our assets in operation grew to 17.8 GW, and we added an incremental 3.7 GW to our backlog of contracted projects.
The Renewables SBU has generation facilities in ten countries — the United States, Chile, Argentina, Colombia, Panama, the Dominican Republic, Mexico, Bulgaria, Jordan, and the Netherlands.
Generation — Total operating installed capacity of the Renewables SBU is 17,836 MW. The following table lists our Renewables SBU generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
OpCo A (1)	US-Various	Solar	967	26%	2017-2019	2028-2046	Various
		Wind	140
Alicura (2)	Argentina	Hydro	1,050	100%	2000
Chivor	Colombia	Hydro	1,000	99%	2000	2026-2039	Various
Bellefield 1	US-CA	Solar	500	75%	2025	2040	Amazon
		Energy Storage	500
New York Wind (OpCo D) (3)	US-NY	Wind	612	75%	2021		NYISO
Rexford (OpCo E) (3)	US-CA	Solar	300	100%	2024	2039	Clean Power Alliance of Southern California
		Energy Storage	240
Alto Maipo	Chile	Hydro	531	99%	2021	2040	Minera Los Pelambres
OpCo E (3)	US-Various	Solar	420	100%	2015-2025	2029-2045	Various
		Energy Storage	78
Spotsylvania Solar Energy Center (1) (3)	US-VA	Solar	485	50%	2020-2021	2035	Apple, Akamai, Etsy, Microsoft
Chevelon Butte (OpCo D) (3)	US-AZ	Wind	454	75%	2023-2024	2043-2044	APS
McFarland B (OpCo D) (3)	US-AZ	Solar	300	75%	2023-2024	2043	Amazon
		Energy Storage	150
West Camp (OpCo D) (3)	US-AZ	Wind	420	75%	2025	2045	APS
Andes Solar 3	Chile	Solar	171	100%	2025	2040	Codelco
		Energy Storage	171
Andes Solar 4	Chile	Solar	211	51%	2023-2024	2026-2042	Google, Various
		Energy Storage	130
Andes 2b	Chile	Solar	207	51%	2023-2024		Various
		Energy Storage	129
Mesa La Paz (1)	Mexico	Wind	306	50%	2019	2045	Fuentes de Energia Peñoles
McFarland A (OpCo D) (3)	US-AZ	Solar	200	75%	2023	2038	BP
		Energy Storage	100
OpCo B (1)	US-Various	Solar	297	26%	2019	2039-2044	Various
Bolero	Chile	Solar	146	51%	2023-2025	2038-2042	Various
		Energy Storage	146	89%
Bayano	Panama	Hydro	260	49%	1999	2030	ENSA, Edemet, Edechi, Other
Morris (OpCo D) (3)	US-MO	Solar	250	75%	2025	2040	Microsoft
Cordillera Hydro Complex (4)	Chile	Hydro	240	99%	2000	2042	Various
Baldy Mesa (OpCo D) (3)	US-CA	Solar	150	75%	2023	2043	Amazon
		Energy Storage	75
Changuinola	Panama	Hydro	223	90%	2011	2030	AES Panama

13 | 2025 Annual Report

Great Cove 1&2 (OpCo D) (3)	US-PA	Solar	220	75%	2023	2043	University of Pennsylvania
Raceway 1 (1)	US-CA	Solar	125	50%	2023	2043	Microsoft
		Energy Storage	80
Prevailing Winds (OpCo B) (1)	US-SD	Wind	200	26%	2020	2050	Basin Electric Power Cooperative
Oak Ridge (OpCo D) (3)	US-LA	Solar	200	75%	2023	2043	Amazon
OpCo D	US-Various	Solar	177	75%	2022-2025	2042-2045	Various
		Energy Storage	22
Delta (OpCo D) (3)	US-MS	Wind	185	75%	2023-2024	2043-2044	Amazon
McFarland C (OpCo D) (3)	US-CA	Energy Storage	185	75%	2025	2045	Southern California Edison
Skipjack (OpCo D) (3)	US-VA	Solar	175	75%	2022	2036	Constellation Energy Generation
Andes Solar 2a	Chile	Solar	81	51%	2021-2024	2038	Google, Various
		Energy Storage	80
St. Nikola	Bulgaria	Wind	156	89%	2010	2026	KER Toki
Cavalier (OpCo D) (3)	US-VA	Solar	156	75%	2023-2024	2043	Dominion Energy
Atacama Solar	Chile	Solar	150	99%	2024	2035	Collahuasi
Peravia I&II (1)	Dominican Republic	Solar	140	33%	2025	2036-2040	Andres, Ede Sur
Lancaster Area Battery (LAB) (OpCo D) (3)	US-CA	Energy Storage	127	75%	2022	2037	PG&E
Calhoun (OpCo D) (3)	US-MI	Solar	125	75%	2024	2039	Microsoft, MPPA
Chiriqui-Esti	Panama	Hydro	120	49%	2003	2030	ENSA, Edemet, Edechi, Other
Kuihelani (OpCo E) (3)	US-HI	Solar	60	100%	2023-2024	2048	HECO
		Energy Storage	60
Los Olmos	Chile	Wind	110	51%	2022	2032	Google, Various
Los Cururos	Chile	Wind	109	51%	2019		Various
Cabra Corral	Argentina	Hydro	102	100%	1995		Various
Southland Energy—Alamitos Energy Center	US-CA	Energy Storage	100	50%	2021	2041	Southern California Edison
East Line Solar (OpCo B) (1)	US-AZ	Solar	100	26%	2020	2045	Salt River Project Agricultural Improvement & Power District
Central Line (OpCo B) (1)	US-AZ	Solar	100	26%	2022	2039	Salt River Project Agricultural Improvement & Power District
West Line (1)	US-AZ	Solar	100	50%	2022	2047	Salt River Project Agricultural Improvement & Power District
Luna (OpCo D) (3)	US-CA	Energy Storage	100	75%	2022	2037	Clean Power Alliance of Southern California
Vientos Bonaerenses	Argentina	Wind	100	100%	2020	2026-2040	Various
Vientos Neuquinos	Argentina	Wind	100	100%	2020	2026-2040	Various
Mirasol (1)	Dominican Republic	Solar	100	33%	2024	2039	Ede Este
Laurel Mountain Repowering (OpCo D) (3)	US-WV	Wind	99	75%	2022	2037	AES CE Solutions, LLC
Estrella (1)	US-CA	Solar	56	50%	2023	2038	Clean Power Alliance of Southern California
		Energy Storage	28
Cavalier Solar A2 (OpCo D) (3)	US-VA	Solar	84	75%	2024	2044	Microsoft
Alamitos 2 (OpCo E) (3)	US-CA	Energy Storage	82	100%	2024	2044	Southern California Edison
San Matias	Chile	Wind	82	51%	2023-2025	2038	Microsoft
Platteview (OpCo D) (3)	US-NE	Solar	81	75%	2023	2043	Omaha Public Power District
Clover Creek (OpCo B) (1)	US-UT	Solar	80	26%	2021	2046	UMPA

14 | 2025 Annual Report

Westwing 1 (OpCo E) (3)	US-AZ	Energy Storage	80	100%	2023-2024	2043-2044	APS
Silver Peak (OpCo D) (3)	US-CA	Solar	50	75%	2024	2044	Amazon
		Energy Storage	25
Mesamávida	Chile	Wind	68	51%	2022-2023	2038	Google, Various
Mountain View Repowering (OpCo D) (3)	US-CA	Wind	67	75%	2022	2042	Central Coast Community Energy, Silicon Valley Clean Energy Authority
Campo Lindo	Chile	Wind	66	51%	2023		Various
Madison (OpCo D) (3)	US-VA	Solar	63	75%	2024	2039	Northrop Grumman
Westwing 2A (OpCo D) (3)	US-AZ	Energy Storage	62	75%	2024	2044	APS
San Fernando	Colombia	Solar	61	99%	2021	2036	Ecopetrol
Big Island Waikoloa (OpCo E) (3)	US-HI	Solar	30	100%	2022-2023	2047	HECO
		Energy Storage	30
Waiawa Phase 2	US-HI	Solar	30	75%	2025	2045	HECO
		Energy Storage	30
Westwing 2B (OpCo D) (3)	US-AZ	Energy Storage	59	75%	2024	2044	APS
Keydet North	US-VA	Solar	58	75%	2025	2045	Microsoft
Penonome I	Panama	Wind	55	49%	2020	2030	ENSA, Edemet, Edechi
Chiriqui-Los Valles	Panama	Hydro	54	49%	1999	2030	ENSA, Edemet, Edechi, Other
Bayasol (1)	Dominican Republic	Solar	50	33%	2021	2036	Ede Sur
Agua Clara (1)	Dominican Republic	Wind	50	33%	2022	2039	Ede Norte
Santanasol (1)	Dominican Republic	Solar	50	33%	2022	2038	Ede Sur
Virtual Reservoir 2	Chile	Energy Storage	50	99%	2023
Mountain View IV (OpCo E) (3)	US-CA	Wind	49	100%	2012	2032	Southern California Edison
Chiriqui-La Estrella	Panama	Hydro	48	49%	1999	2030	ENSA, Edemet, Edechi, Other
AM Solar	Jordan	Solar	48	36%	2019	2039	National Electric Power Company
Ullum	Argentina	Hydro	45	100%	1996		Various
Lawa'i (3)	US-HI	Solar	20	100%	2018	2043	Kaua'i Island Utility Cooperative
		Energy Storage	20
Kekaha (3)	US-HI	Solar	14	100%	2019	2045	Kaua'i Island Utility Cooperative
		Energy Storage	14
Brisas	Colombia	Solar	27	99%	2022	2037	Ecopetrol
West Oahu Solar (OpCo E) (3)	US-HI	Solar	12.5	100%	2023	2048	HECO
		Energy Storage	12.5
Na Pua Makani (OpCo E) (3)	US-HI	Wind	24	100%	2020	2040	HECO
Ilumina	US-PR	Solar	24	100%	2012	2037	PREPA
Andes Solar 1	Chile	Solar	22	99%	2016	2036	Quebrada Blanca
Castilla	Colombia	Solar	21	99%	2019	2034	Ecopetrol
Tunjita	Colombia	Hydro	20	99%	2016	2026-2039	Various
Cochrane ES (5)	Chile	Energy Storage	20	97%	2016
Angamos ES	Chile	Energy Storage	20	99%	2011
Esti Solar II	Panama	Solar	18	49%	2025	2030	ENSA, Edemet, Edechi, Other
Laurel Mountain ES (OpCo E) (3)	US-WV	Energy Storage	16	100%	2011

15 | 2025 Annual Report

Community Energy	US-Various	Solar	14	75%	2022	2030-2039	Various
Andes (6)	Chile	Energy Storage	12	99%	2009
Southland Energy—AES Gilbert (Salt River) (7)	US-AZ	Energy Storage	10	50%	2019	2039	Salt River Project Agricultural Improvement & Power District
El Tunal	Argentina	Hydro	10	100%	1995		Various
Andres ES	Dominican Republic	Energy Storage	10	65%	2017
Los Mina DPP ES	Dominican Republic	Energy Storage	10	65%	2017
Pesé Solar	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Mayorca Solar	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Cedro	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Caoba	Panama	Solar	10	49%	2021	2030	ENSA, Edemet, Edechi, Other
Netherlands ES	Netherlands	Energy Storage	10	100%	2015
Alfalfal Virtual Reservoir	Chile	Energy Storage	10	99%	2020
Corotú	Panama	Solar	10	49%	2025	2030	ENSA, Edemet, Edechi, Other
Los Santos	Panama	Solar	8	49%	2025	2030	ENSA, Edemet, Edechi, Other
OpCo C (1)	US-Various	Solar	6	50%	2021-2022	2041-2042	Various
Warrior Run ES	US-MD	Energy Storage	5	100%	2016
5B Colon	Panama	Solar	1	100%	2021	2051	Costa Norte LNG Terminal
PFV Kaufmann	Chile	Solar	1	99%	2021	2040	Kaufmann
			17,836
_____________________________
(1)Unconsolidated entity, accounted for as an equity affiliate.
(2)Operated by AES under a concession contract granted for a term of 30 years. On January 9, 2026, upon expiration of the contract, ownership and possession of the power plant equipment was transferred by full right to a new operator, awarded with the new concession contract through an international bidding process carried out by the Argentine State in its capacity as grantor.
(3)AES owns these assets together with third-party tax equity investors with variable ownership interests. The tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, which vary over the life of the projects. The proceeds from the issuance of tax equity are recorded as Noncontrolling interest or Redeemable stock of subsidiaries on the Consolidated Balance Sheets, depending on the partnership rights of the specific project.
(4)The Cordillera Hydro Complex includes the Alfalfal, Queltehues, and Volcan hydroelectric plants.
(5)AES Andes acquired the remaining preferred shares in Cochrane ES in February 2026, increasing AES' equity interest in the plant to 100%.
(6)In January 2026, AES Andes sent a letter to the ISO requesting permanent disconnection as of April 30, 2026.
(7)Facility experienced a fire event in April 2022 which rendered the asset currently inoperable.

16 | 2025 Annual Report

Under construction — The majority of projects under construction have executed long-term PPAs or, as applicable, have been assigned tariffs through a regulatory process. The following table lists our plants under construction in the Renewables SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
Keydet	US-VA	Solar	62	75%	1H 2026
West Camp	US-AZ	Wind	80	75%	1H 2026
Halifax	US-NC	Solar	80	75%	1H 2026
Jobos	US-PR	Solar	80	70%	1H 2026
		Energy Storage	110
Salinas	US-PR	Solar	120	70%	1H 2026
		Energy Storage	175
Arenales	Chile	Energy Storage	300	100%	1H 2026
Armadillo	US-TX	Solar	200	75%	1H 2026
AES Clean Energy Development	US-Various	Solar	12	75%	1H-2H 2026
Bellefield 2	US-CA	Solar	500	75%	2H 2026
		Energy Storage	500
Windsor	US-VA	Solar	85	75%	2H 2026
Baldy Mesa Energy Storage	US-CA	Energy Storage	50	75%	1H 2027
Vientos Bonaerenses 3 and 4	Argentina	Wind	102	100%	1H 2027
Buffalo Gap Repowering	US-TX	Wind	527	100%	1H 2027
Cristales	Chile	Solar	287	100%	1H 2027
		Energy Storage	340
Pampas	Chile	Solar	229	100%	1H 2027
		Energy Storage	340
		Wind	128
Atacama	Chile	Energy Storage	250	100%	1H 2027
Four Horizons	US-TX	Wind	945	75%	2H 2027 - 1H 2028
			5,502
AES Clean Energy
Business Description — AES' U.S. renewables portfolio, referred to as AES Clean Energy, is the leading U.S. renewables growth platform in serving large corporations with its 46 GW development pipeline. AES Clean Energy aims to solve customers' energy challenges by offering an expanded portfolio of innovative solutions based on cutting-edge technologies that are designed to accelerate customers' time to power, while delivering green attributes. The generation capacity of the systems owned and/or operated under AES Clean Energy is 10,961 MW across the U.S., with another 3,031 MW under construction, including 1,542 MW of wind, 939 MW of solar, and 550 MW of energy storage. AES Clean Energy has a 7.6 GW backlog of projects, the majority of which are expected to come online through 2029. The expansion of data center needs related to the growing use of generative artificial intelligence are expected to be a significant accelerant to the growth of the U.S. renewables market and AES seeks to capture a significant portion of this market expansion.
AES Clean Energy comprises AES Renewable Holdings, sPower, AES Clean Energy Development, and other renewables assets as part of its broader investments in the U.S. AES Clean Energy Development serves as the development vehicle for all future renewables projects in the U.S. AES Clean Energy Development is a leader in the U.S. renewables industry, and, in 2025, it added over 2.1 GW of high-quality projects to its backlog.
Key Financial Drivers — The financial results of AES Clean Energy are primarily driven by the efficient construction and operation of renewable energy facilities across the U.S. under long-term PPAs (including long-term REC contracts), through which the energy price on the entire production of these facilities is determined. Tax credits associated with the development of U.S. renewables projects can be substantial and have increased with the adoption of the Inflation Reduction Act ("IRA"). In 2025, AES recognized $1.5 billion related to the monetization of tax attributes to tax equity investors and transferability tax credit buyers relating to U.S. renewables projects, $166 million of which relates to solar projects owned by our utility at AES Indiana. The financial results of U.S. renewables assets are primarily driven by the amount of wind or solar resource at the facilities, availability of facilities, growth in projects, the profitable development and sale of energy, RECs, and other generation attributes to customers, and by tax credit recognition once placed in service.

17 | 2025 Annual Report

The majority of solar projects under AES Clean Energy have been financed with tax equity structures, in which tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, which vary over the life of the projects. Based on certain liquidation provisions of the tax equity structures, this could result in variability to earnings attributable to AES compared to the earnings reported at the facilities. In 2025, AES Clean Energy largely generated investment tax credits ("ITCs") from its renewable assets. ITCs and production tax credits ("PTCs"), as well as higher credits available for projects that satisfy wage and apprenticeship requirements under the IRA, increased demand for our renewables products in recent years. Also, in 2023, AES Clean Energy began monetizing tax credits under the transferability provisions of the IRA. These tax credit sales reduce our tax rate under U.S. GAAP.
AES Clean Energy's contracted and advanced stage development backlog is resilient to recent changes in the IRA. Recent guidance revising start of construction safe harbor thresholds is not expected to affect a substantial majority of AES Clean Energy projects already safe harbored, and, taking into account current project schedules, we do not currently expect any material impact to our backlog.
Development Strategy — As states, communities, and organizations of all types make commitments and plan to reduce their carbon footprints, renewables are the fastest-growing source of electricity generation in the U.S. AES Clean Energy works with its customers to co-create and deliver the smarter, greener energy solutions that meet their needs. For corporate customers, this includes advanced 24/7 carbon‑free energy offerings tailored to support large energy‑intensive operations, such as hyperscale data centers, by combining renewables, storage, and load‑siting solutions. Concurrently, AES develops and delivers ready‑to‑build renewable energy projects and powered land for regulated utilities and corporate customers through Develop-Transfer Agreements, in which AES manages the full greenfield development process (including permitting, engineering, and procurement) and transfers the project once it reaches construction‑ready status. AES has worked with several major technology companies to provide clean energy solutions to power their networks of data centers, and we expect these relationships to expand as the rapid adoption of generative artificial intelligence drives significant growth in data center electricity demand.
In 2025, AES Clean Energy signed or was awarded 2,776 MW of PPAs. As of December 31, 2025, AES Clean Energy's renewables project backlog includes 7.6 GW of projects for which long-term PPAs have been signed or, as applicable, contracts have been assigned through a regulatory process. The budget for construction of the projects currently under construction and the contracted projects is over $12 billion. U.S. federal legislation includes tax credits for onshore wind, solar, and storage. These tax credits are supportive of our strategy to grow the AES Clean Energy business through the development of our 46 GW U.S. pipeline.
AES Chile
Business Description — AES Chile is engaged in the generation and supply of electricity (energy and capacity) in the SEN—see Energy Markets and Regulatory Environment below— through AES Andes, AES Pacifico Chile, and their subsidiaries. In total, AES operates 2,195 MW of renewable installed capacity in Chile, excluding energy storage, and has a market share of approximately 6% as of December 31, 2025. In addition, AES Chile has 768 MW of energy storage systems in operation.
AES Andes' Green Blend strategy aims to reduce carbon intensity and to incorporate renewable energy to extend our previous conventional PPAs by de-linking our PPAs from legacy fossil resources while growing our renewable energy portfolio. This strategy delivers a competitive and reliable energy solution for customers, AES Chile has committed to advance the development of new renewables projects, including the implementation of BESS and other technological innovations that will provide greater flexibility and reliability to the system.
AES Andes currently has long-term contracts with an average remaining term of approximately 14 years with unregulated customers, such as mining and industrial companies, mainly with pricing indexed to CPI.
Key Financial Drivers — Hedging strategies at AES Chile limit volatility to the underlying financial drivers. In addition, financial results are likely to be driven by many factors, including, but not limited to:
•spot market prices (largely impacted by dry hydrological scenarios, forced outages, and international fuel prices);
•changes in current regulatory rulings, tax policies; and
•fluctuations of the Chilean peso.
Development Strategy — In Chile, AES is building wind, solar, and storage to supply AES Andes' agreements with its main mining customers. In total, the pipeline in Chile currently includes 5.5 GW under development at

18 | 2025 Annual Report

different stages and geographical locations.
AES Argentina
Business Description — In Argentina, AES owns and operates two fully contracted wind power plants totaling 200 MW and operates 157 MW of hydroelectric power plants. In addition, AES Argentina previously operated the 1,050 MW Alicura hydroelectric plant under a concession contract which ended on January 9, 2026. The total 1,407 MW represents 3% of the country's total installed capacity. AES Argentina's plants are placed in strategic locations within the country in order to provide energy to the spot market and customers.
AES primarily sells its energy in the wholesale electricity market where prices are largely regulated. In 2025, approximately 70% of the energy sold was produced by the hydroelectric power plants and sold in the wholesale electricity market and the remaining 30% was generated by the wind power plants.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•forced outages;
•exposure to fluctuations of the Argentine peso;
•changes in hydrology and wind resources; and
•domestic energy demand and exports.
Development Strategy — In 2025, a subsidiary of AES Argentina began construction on the Vientos Bonaerenses 3 and 4 projects, two wind facilities totaling 102 MW. This new capacity is intended to be used in future private auctions for renewable PPAs.
AES Colombia
Business Description — We operate in Colombia through AES Colombia, a subsidiary of AES Andes, which owns Chivor, a hydroelectric plant with an installed capacity of 1,000 MW and Tunjita, a 20 MW run-of-river hydroelectric plant, both located approximately 100 miles east of Bogota, as well as the Castilla, Brisas, and San Fernando solar facilities with capacity of 21 MW, 26 MW, and 61 MW, respectively. AES Colombia’s installed capacity accounted for approximately 5% of system capacity at the end of 2025. AES Colombia is dependent on hydrological conditions, which influence generation and spot prices of non-contracted generation in Colombia.
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
Development Strategy — AES Colombia is committed to supporting its customers to diversify their energy supply and become more competitive. As part of this commitment, AES Colombia is developing a pipeline of 1.3 GW of solar and wind projects. Six wind projects totaling 1,149 MW are located in La Guajira, one of the windiest spots in the world, and in 2025, all relevant permits for 259 MW were obtained. In 2025, AES Colombia executed an investment agreement for a partnership structure with Ecopetrol S.A. in connection with these projects. Under the terms of the partnership, the projects will be contributed to two trusts, which will own, construct, operate, and maintain the projects and sell the energy generated to Ecopetrol under a PPA.
AES Panama
Business Description — AES owns and operates five hydroelectric plants totaling 705 MW of generation capacity, a wind farm of 55 MW, and eight solar plants totaling 77 MW, which collectively represent 16% of the total installed capacity in Panama.

19 | 2025 Annual Report

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
AES Puerto Rico
Business Description — AES Puerto Rico owns and operates Ilumina, a 24 MW solar facility in Puerto Rico. The plant is fully contracted through a long-term PPA with PREPA expiring in 2037. In addition, in 2024, AES began construction on 485 MW of new renewables projects. See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—Puerto Rico for further discussion of the long-term PPAs with PREPA.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to, operational performance and plant availability.
Development Strategy — Development in Puerto Rico is primarily through the Marahu Project, which is 70% owned by AES and is currently constructing the Salinas and Jobos renewables projects, which include both solar and energy storage facilities.
AES Dominicana
Business Description — AES has a strategic partnership with the Estrella and Linda Groups ("Estrella-Linda"), two leading Dominican industrial groups that manage a diversified business portfolio, and with AFI Popular, a subsidiary of Grupo Popular. AES' ownership interest in AES Dominicana is 65%.
AES Dominicana has partnered with Total Energies Renewable Iberica S.L.U., in AES DR Renewables Holdings, S.L., a joint venture accounted for as an equity method investment, to operate four solar farms totaling 340 MW and a wind farm of 50 MW. AES' effective ownership interest in AES DR Renewables Holdings, S.L. and its subsidiaries is 33%.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•change in wind and solar resources due to heavy rains, hurricanes, and other natural events that may affect the country;
•constraints imposed by the capacity of transmission lines and potential delays on the transmission expansion projects; and
•related to projects under construction, changes in execution cost and scope of work that may delay the operation of the new renewables plants.
AES Mexico
Business Description — Mesa La Paz is a 306 MW wind project developed under a joint venture with Grupo Bal, located in Llera, Tamaulipas. Mesa La Paz sells its power under long-term PPAs with expiration dates up to

20 | 2025 Annual Report

2045.
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
AES Bulgaria
Business Description — AES owns an 89% economic interest in the St. Nikola wind farm ("Kavarna"), which has 156 MW of installed capacity. The power output of St. Nikola is sold to customers operating on the liberalized electricity market. In addition, the plant received additional revenue per the terms of an October 2018 Contract for Premium with the state-owned Electricity System Security Fund until the expiration of the agreement on March 15, 2025.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•regulatory changes in the Bulgarian power market;
•availability and load factor of the operating units;
•the level of wind resources; and
•spot market price volatility.
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
AES Jordan
Business Description — In Jordan, AES has a 36% controlling interest in a 48 MW solar plant fully contracted with the national utility under a 20-year PPA expiring in 2039. We consolidate the results of this business as we have a controlling interest.

21 | 2025 Annual Report

Utilities

Business Overview

- **15** Generation Facilities
- **6** Utility Companies
- **4,199** Gross MW
- **35,052** GWH

Gas
46%
Oil
2%
Wind
3%
Generation Fuel Type
Coal
29%
Energy Storage
6%
Solar
14%

Revenue
(In millions)

$4,122
$3,608
$3,495
2025
2024
2023

Operating Margin
(in millions)

$635
$543
$433
2025
2024
2023

Adjusted EBITDA [1]
(in millions)

$863
$792
$678
2025
2024
2023

Adjusted PTC [1]
(in millions)

$422
$225
$196
2025
2024
2023

Key events in 2025

- Completed the construction of 0.5 GW of renewables at AES Indiana
- AES Indiana reached agreement for 390 MW of new data center load growth within its service territory
- AES Indiana received final regulatory approval for 170 MW Crossvine solar-plus-storage project
- AES Indiana reached a partial settlement for its distribution rate review
- AES Indiana filed a 20-year IRP
- To fund the substantial growth at AES Ohio, closed on the sale of an approximate 30% indirect equity interest to a wholly-owned subsidiary of CDPQ
- AES Ohio reached a unanimous settlement resolving its distribution rate review

Strategic outlook

- Total backlog of 0.5 GW of renewables
- Construction activities are ongoing to convert remaining two coal units of Petersburg at AES Indiana to natural gas

Under construction

2 Plants

225 MW

Energy
Storage
38%
Fuel
Type
Solar
62%

Contracted renewable backlog

485 MW

Signed PPAs not yet under construction

Energy
Storage
27%
Renewable
Type
Solar
55%
Storage &
Solar
18%

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

22 | 2025 Annual Report

Utilities
Our Utilities SBU is the second largest contributor to our future growth, particularly in the U.S. at our two utilities: AES Indiana and AES Ohio. The expansion of advanced manufacturing and data centers has the potential to significantly accelerate the demand for electricity in the U.S. power markets. AES Indiana and AES Ohio have an obligation to serve customers who are located in our service territory and are working with several companies to provide solutions for the electric service needs of data centers and advanced manufacturing facilities. We see these relationships growing with the expansion of their use within our service territory. As part of this process, AES Indiana and AES Ohio are working to ensure that the costs of any required infrastructure upgrades benefit all customers, are fairly allocated, and follow regulatory principles that protect our customers.
In the Utilities segment, AES operates four utilities in El Salvador with installed operating capacity of 143 MW, as well as an integrated utility in Indiana, with installed operating capacity of 4,056 MW. IPALCO (the parent of AES Indiana), AES Ohio, and DPL LLC (formerly DPL Inc.) are all SEC registrants and therefore comply with the public filing requirements of the Securities Exchange Act of 1934.
Utilities — The following table lists our utilities and their generation facilities:

Business	Location	Type	AES Equity Interest	Approximate Number of Customers Served as of 12/31/2025	Approximate GWh Sold in 2025	Fuel	Gross MW	Year Acquired or Began Operation
CAESS	El Salvador	Distribution	75%	683,000	2,370			2000
CLESA	El Salvador	Distribution	80%	506,000	1,307			1998
DEUSEM	El Salvador	Distribution	74%	101,000	197			2000
EEO	El Salvador	Distribution	89%	377,000	870			2000
El Salvador Subtotal				1,667,000	4,744
AES Ohio (1)	US-OH	Transmission & Distribution	70%	541,000	14,729			2011
AES Indiana (2)	US-IN	Integrated	70%	533,000	15,579	Coal/Gas/Oil/Solar/Energy Storage/Wind	4,056	2001
United States Subtotal				1,074,000	30,308		4,056
				2,741,000	35,052
_____________________________
(1)AES Ohio's GWh sold in 2025 represent total transmission and distribution sales. AES Ohio's wholesale sales and SSO utility sales, which are sales to utility customers who use AES Ohio to source their electricity through a competitive bid process, were 2,740 GWh in 2025. AES Ohio owns a 4.9% equity ownership in OVEC, an electric generating company. OVEC has two plants in Cheshire, Ohio and Madison, Indiana with a combined nameplate generation capacity of approximately 2,390 MW. AES Ohio’s share of this generation is approximately 117 MW. On April 4, 2025, DPL sold an indirect equity interest in AES Ohio of approximately 30% to a wholly-owned subsidiary of CDPQ.
(2)CDPQ owns direct and indirect interests in IPALCO (AES Indiana's parent) which total approximately 30%. AES owns 85% of AES U.S. Investments and AES U.S. Investments owns 82.35% of IPALCO. AES Indiana plants: Georgetown, Harding Street, Petersburg, Eagle Valley, Hoosier Wind, Hardy Hills Solar, Pike County BESS, and Petersburg Energy Center. 20 MW of AES Indiana total is considered a transmission asset.
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
			143
_____________________________
(1)Unconsolidated entity, accounted for as an equity affiliate.

23 | 2025 Annual Report

Under construction — The following table lists our plants under construction in the Utilities SBU:

Business	Location	Fuel	Gross MW	AES Equity Interest	Expected Date of Commercial Operations
Santa Ana IV	El Salvador	Solar	55	100%	1H 2026
Crossvine (AES Indiana)	US-IN	Solar	85	70%	1H 2027
		Energy Storage	85
			225
AES Indiana
Business Description — IPALCO is a holding company whose principal subsidiary is AES Indiana. AES Indiana is an integrated utility that is engaged primarily in generating, transmitting, distributing, and selling electric energy to retail customers in the city of Indianapolis and neighboring areas within the state of Indiana and is subject to regulatory authority—see Regulatory Framework and Market Structure below. AES Indiana has an exclusive right to provide electric service to the customers in its service area, covering about 528 square miles with an estimated population of approximately 982,000 people.
AES Indiana owns and operates four generating stations, all within the state of Indiana. The first station, Petersburg, consists of two coal-fired units; however, AES Indiana is in the process of converting these remaining two coal-fired units to natural gas in 2026 (see Integrated Resource Plan below). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. AES Indiana also operates a 20 MW battery-based energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. In addition, AES Indiana helps meet its customers' energy needs with long-term contracts for the purchase of 200 MW of wind-generated electricity and 94 MW of solar-generated electricity.
AES Indiana also owns four renewable energy facilities currently in operations, all within the state of Indiana. The first is a 195 MW solar project ("Hardy Hills Solar"). The second is a 106 MW wind facility ("Hoosier Wind"). The third is a 200 MW (800 MWh) battery energy storage project ("Pike County BESS"). The fourth is a 250 MW solar and 45 MW (180 MWh) energy storage facility ("Petersburg Energy Center").
On May 16, 2025, AES Indiana completed the acquisition of Crossvine Solar 1, LLC ("Crossvine"), including the development of 85 MW of solar and 85 MW (340 MWh) of energy storage which is expected to be placed in service in mid-2027.
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
AES Indiana's tariff rates for electric service to retail customers consist of basic rates and approved charges. In addition, AES Indiana's rates include various adjustment mechanisms, including, but not limited to: (i) a rider to reflect changes in fuel and purchased power costs to meet AES Indiana's retail load requirements, referred to as the Fuel Adjustment Charge, (ii) a rider for the timely recovery of costs (including a return) to comply with environmental laws and regulations and investments in renewable energy projects, and recovery of costs related to generation consumables and environmental allowance expenses, referred to as the ECCRA, (iii) a rider to reflect changes in ongoing RTO costs, (iv) riders for passing through to customers wholesale sales margins and capacity sales above and below established annual benchmarks, (v) a rider for the timely recovery of costs (including a return) incurred for eligible TDSIC improvements, and (vi) a rider for cost recovery, lost margin recoveries, and performance incentives from AES Indiana's demand side management energy efficiency programs. Each of these tariff rate

24 | 2025 Annual Report

components function somewhat independently of one another, but the overall structure of AES Indiana's rates is subject to review at the time of any review of AES Indiana's basic rates and charges. Additionally, AES Indiana's rider recoveries are reviewed through recurring filings.
On April 17, 2024, the IURC issued an order (the “2024 Base Rate Order”) approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the Indiana Office of Utility Consumer Counselor and the other intervening parties in AES Indiana’s base rate case filing. Among other matters and consistent with the Stipulation and Settlement Agreement, the 2024 Base Rate Order approves an increase in AES Indiana's total annual operating revenue of $71 million for AES Indiana’s electric service and provides a return on common equity of 9.9% and cost of long-term debt of 4.9% on a rate base of approximately $3.5 billion. Updated customer rates and charges became effective on May 9, 2024.
On June 3, 2025, AES Indiana filed a petition with the IURC for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. The factors leading to AES Indiana's base rate increase request include inflationary impacts on O&M expenses and continued investments in generation, transmission, and distribution assets. AES Indiana is also seeking recovery of increased costs to support its vegetation management plan, storm restoration costs, and technology to enhance resiliency and reliability. On October 15, 2025, AES Indiana entered into a Stipulation and Settlement Agreement (the "Settlement") with most parties in AES Indiana's pending regulatory rate review at the IURC. This Settlement provides for updated base rates for electric services in AES Indiana's territory and is subject, and conditioned upon, approval by the IURC. Among other things, the Settlement proposes an increase in AES Indiana's revenue of $90.7 million and provides a return on common equity of 9.75% and cost of long-term debt of 5.34%, on a rate base of approximately $5.5 billion for AES Indiana's 2027 electric service base rates. The partial settlement agreement also includes a commitment to not implement additional base rate increases, following the implementation of new base rates under the Settlement, until at least January of 2030 and to not start a second TDSIC Plan before January of 2028. An evidentiary hearing with the IURC was held on January 28 and 29, 2026, and AES Indiana anticipates a final order from the IURC in the second quarter of 2026.
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
On March 4, 2020, the IURC issued an order approving the projects in AES Indiana's seven-year TDSIC Plan for eligible transmission, distribution, and storage system improvements totaling $1.2 billion from 2020 through 2026. Beginning in June 2020, AES Indiana files an annual TDSIC rate adjustment for a return on, and of, investments through March 31 with rates requested to be effective each November. Annual TDSIC plan update filings are required to be staggered with the TDSIC rider rate filings by six months as ordered by the IURC and are filed each December.
Integrated Resource Plan — In January 2025, AES Indiana initiated its 2025 Integrated Resource Plan ("IRP") process with external stakeholders. Public advisory meetings for the 2025 IRP took place in January, July, September, and October of 2025. On October 31, 2025, AES Indiana filed its 2025 IRP with the IURC, which describes AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES

25 | 2025 Annual Report

Indiana's retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana's reasonable least cost option and provides a reliable and flexible generation mix for customers.
AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas. Resulting from this IRP, AES Indiana also added three renewables projects to its generation portfolio: Pike County BESS, Hoosier Wind, and Crossvine.
On March 11, 2024, AES Indiana filed for regulatory approval from the IURC to convert Petersburg Units 3 and 4 from coal to natural gas and to recover costs through future rates. On November 6, 2024, the IURC issued an order approving the Petersburg repowering. Petersburg Unit 3 was taken offline in February 2026, and Petersburg Unit 4 is expected to be taken offline in June 2026. Construction activities are ongoing, with the units as converted expected to come back online for commissioning by May 2026 and October 2026, respectively.
AES Indiana expects to spend an estimated $4.2 billion on capital projects from 2026 through 2028. This total includes spending on AES Indiana's power generation and renewable energy projects discussed above, spending under AES Indiana's TDSIC Plan, as well as other new transmission and distribution projects. The estimated spending includes projects that are subject to regulatory approval, as well as estimated spending under AES Indiana's 2025 IRP.
AES Ohio
Business Description — DPL is a holding company whose principal indirect subsidiary is AES Ohio. AES Ohio is a utility company that transmits and distributes electricity to approximately 541,000 retail customers in a 6,000 square mile area of West Central Ohio and is subject to regulatory authority—see Regulatory Framework and Market Structure below. AES Ohio has the exclusive right to provide transmission and distribution services to its customers, and procures retail standard service offer ("SSO") electric service on behalf of residential, commercial, industrial, and governmental customers through a competitive bid auction process.
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
The costs associated with providing wholesale transmission service, wholesale electric sales, and ancillary services are subject to FERC jurisdiction. AES Ohio uses a formula-based rate for its transmission service.
AES Ohio is a member of PJM, an RTO that operates the transmission systems owned by utilities operating in all or parts of a multi-state region, including Ohio. PJM also administers the day-ahead and real-time energy markets, ancillary services market, and forward capacity market for its members.
AES Ohio ESP Appeal — From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant

26 | 2025 Annual Report

to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal of ESP 3 and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Oral arguments regarding this appeal were held on April 22, 2025, and a court decision is pending.
Smart Grid Comprehensive Settlement — On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025. The Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. AES Ohio filed testimony with the PUCO proposing a refund of $1.6 million based on analysis by its external financial consultant. The PUCO commenced an evidentiary hearing on this issue on October 28, 2025, and a PUCO decision is pending.
Smart Grid Phase 2 Plan — In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO staff and other parties on the pending Smart Grid Phase 2 application and an evidentiary hearing was held on October 29, 2024. A fundamental premise of the Application was the continued availability of rider recovery of Smart Grid investments through the plan period. However, with the recent enactment of House Bill 15 described above, which prohibits AES Ohio from applying for a new electric security plan which includes certain rider recovery mechanisms, as well as the near-term financial uncertainty created by the statute, AES Ohio withdrew its Smart Grid Phase 2 Application on May 23, 2025. On July 9, 2025, the PUCO approved the withdrawal and closed the case. This withdrawal will provide AES Ohio flexibility as to the timing and scope of Smart Grid investments to continue to deliver benefits to customers.
ESP 4 — On September 26, 2022, AES Ohio filed its latest ESP ("ESP 4") with the PUCO. ESP 4 is a comprehensive plan to enhance and upgrade its network and improve service reliability, provide safeguards for price stability, and continue investments in local economic development. In April 2023, AES Ohio entered into a Stipulation and Recommendation with the PUCO Staff and seventeen parties (the "ESP 4 Settlement") with respect to AES Ohio’s ESP 4 application, and, in August 2023, the PUCO issued their opinion and order accepting the ESP 4 Settlement as filed. AES Ohio is currently operating under this ESP 4 until its expiration, which was extended to May 31, 2027 based on House Bill 15, unless superseded by a Commission-approved Three-Year Rate Plan and MRO.
2024 Distribution Rate Case — On November 29, 2024, AES Ohio filed a distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. The application was based on a date certain of September 30, 2024 and a test period of June 1, 2024 - May 31, 2025. On June 27, 2025, the PUCO Staff submitted their Report and Recommendations. On August 13, 2025, AES Ohio entered into an unopposed Stipulation and Recommendation (the “2024 DRC Settlement”) with various intervening parties and the Staff of the PUCO and on November 5, 2025, the PUCO issued their opinion and order accepting the 2024 DRC Settlement as filed. The 2024 DRC Settlement provides for updated base rates for electric distribution service customers in AES Ohio’s service territory and among other matters includes: (i) An increase to its annual distribution revenue requirement of $167.9 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider; (ii) a return on equity of 9.999% and a cost of long-term debt of 4.49% on a distribution rate base of $1.25 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt; and (iii) the net recovery of certain expenditures by AES Ohio, primarily related to one-time costs supporting the implementation of AES Ohio’s customer billing system upgrade.
Ohio Energy Legislation and Three-Year Rate Plan — On April 30, 2025, the Ohio legislature passed new energy legislation (House Bill 15) that was signed by the Governor and became effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would

27 | 2025 Annual Report

replace ESPs and associated recovery riders. AES Ohio currently anticipates that remaining recovery rider balances would be included in future base rates. Among other provisions, the legislation eliminates, as of its effective date, the LGR, which previously allowed for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of future net OVEC costs and revenues or remaining recovery rider balances, could be material to our results of operations, financial condition, and cash flows.
To comply with House Bill 15, AES Ohio filed an application with the PUCO on November 10, 2025 to establish a Three-Year Rate Plan. This plan describes the investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. To enable these ongoing investments, the application also proposes rates for future electric distribution service in 2027, 2028, and 2029. The PUCO has set the evidentiary hearing to begin August 4, 2026, and a Commission Order is anticipated by the end of 2026.
Development Strategy — Planned construction projects primarily relate to new investments in and upgrades to AES Ohio's transmission and distribution system. Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments, and changing environmental standards, among other factors.
AES Ohio is projecting to spend an estimated $1.6 billion on capital projects from 2026 through 2028, which includes expected spending under AES Ohio's Smart Grid Phase 1 described above, as well as other transmission and distribution additions and improvements. AES Ohio's spending programs are contingent on, among other events, successful regulatory outcome in pending proceedings.
AES El Salvador
Business Description — AES El Salvador is the majority owner of four of the five distribution companies operating in El Salvador (CAESS, CLESA, EEO, and DEUSEM). AES El Salvador's territory covers 77% of the country and accounted for 4,744 GWh of the market energy sales during 2025. AES El Salvador owns and operates four solar farms: Opico Power, Moncagua, and Metapan with 4 MW, 3 MW, and 15 MW of capacity, respectively, and Meanguera del Golfo, a solar and battery storage facility with 1 MW capacity; as well as AES Nejapa, a biomass power plant with 6 MW capacity; and 50% of Bosforo and Cuscatlan, solar farms with 100 MW and 10 MW capacity, respectively. The energy produced by these solar farms is fully contracted by AES' utilities in El Salvador.
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
Development Strategy — In order to explore new business opportunities, AES El Salvador created AES Soluciones, an LED public lighting service provider and the main commercial and industrial solar photovoltaic EPC provider in the country. Electromobility is also being promoted by AES Soluciones through a partnership with Blink Charger in order to design and deploy a private network of electric chargers throughout the country. AES Next, Ltda de C.V. is the O&M services provider for the Bosforo solar farm, as well as a developer of solar MW in El Salvador. Furthermore, the four distribution companies operated by AES El Salvador started a digitization and modernization initiative as part of the development, sustainability, and growth strategy of the business.

28 | 2025 Annual Report

Energy Infrastructure

Business Overview

23 Generation Facilities

12,705 Gross MW

Key Generation Businesses: **Southland, AES Argentina, Mong Duong**

Pet Coke
4%
Coal
31%
Generation
Fuel Type
Gas
65%

Revenue
(In millions)

$5,402
$6,207
$6,805
2025
2024
2023

Operating Margin
(in millions)

$901
$1,233
$1,386
2025
2024
2023

Adjusted EBITDA [1]
(in millions)

$1,130
$1,306
$1,495
2025
2024
2023

Key events in 2025

- Acquired remaining common shares in Cochrane in Chile
- Intend to continue owning and operating Mong Duong 2 in Vietnam

Strategic outlook

(1) Non-GAAP measure. See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.

29 | 2025 Annual Report

Energy Infrastructure
Our Energy Infrastructure SBU aims to provide energy security to enable the integration of new renewables and maximize the value of our gas generation and LNG business through flexible operations that support the energy transition. This segment comprises generation facilities using natural gas, LNG, coal, pet coke, diesel, and/or oil, in nine countries — Vietnam, the United States, Argentina, Chile, Bulgaria, Mexico, Jordan, Panama, and the Dominican Republic.
Generation — Operating installed capacity of our Energy Infrastructure segment totals 12,705 MW. The following table lists our Energy Infrastructure segment generation facilities:

Business	Location	Fuel	Gross MW	AES Equity Interest	Year Acquired or Began Operation	Contract Expiration Date	Customer(s)
Mong Duong 2	Vietnam	Coal	1,242	51%	2015	2040	EVN
Southland—Alamitos	US-CA	Gas	1,200	100%	1998	2026	California Department of Water Resources
Paraná-GT	Argentina	Gas/Diesel	870	100%	2001
Southland Energy—Huntington Beach	US-CA	Gas	694	50%	2020	2040	Southern California Edison
Southland Energy—Alamitos	US-CA	Gas	693	50%	2020	2040	Southern California Edison
San Nicolás	Argentina	Coal/Gas/Oil/Energy Storage	691	100%	1993
Maritza	Bulgaria	Coal	690	100%	2011	2026	National Electric Company (NEK)
Gatun (1)	Panama	Gas	670	24%	2024	2049	ENSA, Edemet, Edechi
TermoAndes (2)	Argentina	Gas/Diesel	643	99%	2000	2025	Various
Guillermo Brown (3)	Argentina	Gas/Diesel	576	—%	2016
Angamos	Chile	Coal	558	99%	2011		Various
Cochrane (4)	Chile	Coal	550	97%	2016	2030-2037	SQM, Sierra Gorda, Quebrada Blanca
AES Puerto Rico	US-PR	Coal	524	100%	2002	2027	PREPA
Merida III	Mexico	Gas/Diesel	505	75%	2000	2026	SIMSA, Regulus, Ammper, Trade On, Atrias
Amman East (1)	Jordan	Gas	472	10%	2009	2033	National Electric Power Company
Colon (5)	Panama	Gas	381	65%	2018	2028	ENSA, Edemet, Edechi
DPP (Los Mina)	Dominican Republic	Gas	358	65%	1996	2027	Ede Este, Ede Norte, Ede Sur, Non-Regulated Users
Andres (6)	Dominican Republic	Gas/Diesel	319	65%	2003	2027	Ede Este, Ede Norte, Ede Sur, Non-Regulated Users
Termoeléctrica del Golfo (TEG)	Mexico	Pet Coke	275	99%	2007	2027	CEMEX
Termoeléctrica del Penoles (TEP)	Mexico	Pet Coke	275	99%	2007	2027	Peñoles
IPP4 (1)	Jordan	Gas	250	10%	2014	2039	National Electric Power Company
Southland—Huntington Beach	US-CA	Gas	236	100%	1998	2026	California Department of Water Resources
Sarmiento	Argentina	Gas/Diesel	33	100%	1996
			12,705
_____________________________
(1)Unconsolidated entity, accounted for as an equity affiliate.
(2)TermoAndes is located in Argentina, but is connected to both the SING in Chile and the SADI in Argentina.
(3)AES operates this facility through management or O&M agreements and to date owns no equity interest in the business.
(4)AES Andes acquired the remaining preferred shares in Cochrane in February 2026, increasing AES' equity interest in the plant to 100%.
(5)Plant also includes an adjacent regasification facility, as well as an 80 TBTU LNG storage tank, or an operating capacity of 180,000 m3.
(6)Plant also includes an adjacent regasification facility, as well as two LNG storage tanks: Andres with 70 TBTU, or an operating capacity of 160,000 m3 and Enadom with 50 TBTU, or an operating capacity of 120,000 m3. Enadom is an unconsolidated entity, accounted for as an equity affiliate.
U.S. Conventional Generation
Business Description — In the U.S., we own a conventional generation portfolio. The principal markets and

30 | 2025 Annual Report

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
Many of our non-renewable U.S. generation plants provide baseload operations and are required to maintain a guaranteed level of availability. Any change in availability has a direct impact on financial performance. Some plants are eligible for availability bonuses if they meet certain requirements. Coal and natural gas are used as primary fuels. Coal prices are set by market factors internationally, while natural gas prices are generally set domestically. Price variations for these fuels can change the composition of generation costs and energy prices in our generation businesses.
Our non-qualifying facility ("non-QF") generation businesses in the U.S. currently operate as Exempt Wholesale Generators as defined under the Energy Policy Act of 1992, amending the Public Utility Holding Company Act (“PUHCA”). These businesses, subject to approval of FERC, have the right to sell power at market-based rates, either directly to the wholesale market or to a third-party offtaker such as a power marketer or utility/industrial customer. Under the Energy Policy Act and FERC's regulations, approval from FERC to sell wholesale power at market-based rates is generally dependent upon a showing to FERC that the seller lacks market power in generation and transmission, that the seller and its affiliates cannot erect other barriers to market entry, and that there is no opportunity for abusive transactions involving regulated affiliates of the seller.
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
AES Southland
Business Description — AES Southland is one of the largest generation operators in California by aggregate installed capacity, with an installed gross capacity of 2,823 MW at the end of 2025. The four coastal power plants comprising AES Southland are in areas that are critical for local reliability and play an important role in integrating the increasing amounts of renewable generation resources in California. The AES Southland Energy Infrastructure assets are composed of two once-through cooling ("OTC") power plants and two combined cycle gas-fired generation facilities. This critical infrastructure is uniquely situated to support California in its transition to renewables with baseload gas-fired generation sited at high-demand points of interconnection within the Los Angeles Basin.
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
Southland Energy — AES Huntington Beach Energy, LLC and AES Alamitos Energy, LLC (collectively "Southland Energy") each operate under 20-year tolling agreements with Southern California Edison ("SCE") to provide 1,387 MW of combined cycle gas-fired generation (through 2040).
The contracts are Resource Adequacy Purchase Agreements (“RAPAs”) with annual energy tolling put options. If Southland Energy exercises the annual put option, all capacity, energy, and ancillary services will be sold

31 | 2025 Annual Report

to SCE in exchange for a monthly energy and fixed capacity payment that covers fixed operating cost, debt service, and return on capital. In addition, SCE will reimburse variable costs and provide the natural gas. Southland Energy may exercise the annual put option for any contract year by delivering notice of such exercise to SCE at least one year before the start of such contract year, and no more than two years before the start of any contract year. If the annual put options are not exercised, Southland Energy is required to sell the physical output of the combined cycle gas-fired generation units to AES Integrated Energy. AES Integrated Energy is required to bid energy into the California ISO market. AES Integrated Energy enters into commodity swap contracts to economically hedge price variability inherent in electricity sales arrangements. Southland Energy continues to receive the monthly fixed capacity payments for periods when the put option is not exercised.
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
AES primarily sells its energy in the wholesale electricity market where prices are largely regulated. In 2025, approximately 86% of the energy was sold in the wholesale electricity market and 14% was sold under contract by the TermoAndes power plant.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•forced outages;
•exposure to fluctuations of the Argentine peso;
•timely collection of FONINVEMEM installments and outstanding receivables (see Energy Markets and Regulatory Environment below);
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
On November 29, 2023, AES executed an agreement to sell its entire 51% interest in the Mong Duong 2 plant. Given that the sale did not close by the deadline specified in the agreement, AES exercised its right to terminate the agreement and remains the owner of its entire 51% interest.
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

32 | 2025 Annual Report

In September 2019, we received a formal approval as the government-mandated investor with 100% equity ownership in the Son My 2 CCGT project, and executed a statutory memorandum of understanding with Vietnam’s Ministry of Industry and Trade to continue developing the Son My 2 CCGT project under Vietnam’s Build-Operate-Transfer legal framework. In October 2019, we received formal approval as a government-mandated investor in the Son My LNG terminal project in partnership with PetroVietnam Gas. In September 2021, we signed a joint venture agreement with PetroVietnam Gas, and in April 2022, established Son My LNG Terminal LLC, in which AES has a 39% interest. In July 2023, Son My LNG Terminal LLC received approval of investment policy and as the government-approved investor from the Binh Thuan Provincial People’s Committee. The Son My 2 CCGT project will utilize the Son My LNG terminal project and will be its anchor customer.
AES Chile
Business Description — In Chile, AES owns and operates Cochrane and Angamos, two coal-fired power plants with a total combined installed capacity of 1,108 MW, representing a market share of approximately 3% as of December 31, 2025.
Cochrane currently has long-term contracts with an average remaining term of approximately 10 years with mining customers, mainly with pricing indexed to CPI.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•spot market prices (largely impacted by dry hydrological scenarios, forced outages, and international fuel prices);
•changes in current regulatory rulings altering the ability to pass through or recover certain costs;
•fluctuations of the Chilean peso;
•tax policy changes; and
•legislation promoting renewable energy and/or more restrictive regulations on thermal generation assets.
Decarbonization — The Chilean government’s decarbonization plan includes the complete retirement of the SEN coal fleet by the end of 2040 and carbon neutrality by 2050. Following the issuance of Supreme Decree Number 42 on December 26, 2020 by the Ministry of Energy and per the disconnection and termination agreement signed with the Chilean government in June 2019, AES Andes accelerated the retirement, disposal, or shutdown of the following coal-fired plants:
•Ventanas 1 and Ventanas 2 coal-fired units were disconnected from the SEN as of June 30, 2022 and December 31, 2023, respectively.
•Norgener 1 and Norgener 2, with an installed capacity of 276 MW, were disconnected from the SEN on April 15, 2024.
•Ventanas 3 and Ventanas 4, with an installed capacity of 537 MW, were sold on January 13, 2025.
•The Angamos units have an installed capacity of 558 MW and have publicly announced phase-out plans, once the safety, sufficiency, and competitiveness of the system allows it, which has not yet occurred.
AES Mexico
Business Description — The TEG and TEP pet coke-fired plants, located in Tamuin, San Luis Potosi, supply power to their offtakers under long-term PPAs expiring in 2027 with a 90% availability guarantee. TEG and TEP have successfully migrated from the legacy market to the new energy regime established by the Electric Industry Law of 2021 and both are operating according to ISO instructions.
Merida is a CCGT located on Mexico's Yucatan Peninsula that sold power to CFE under a PPA until December 8, 2025, when the plant successfully migrated to the Wholesale Electricity Market ("WHEM") under the new Electricity Sector Law ("LESE"). The LESE permit allows Merida to sell power in the WHEM for one year, until December 8, 2026, and to trade energy and capacity contracts with third parties, while securing natural gas and diesel under flexible contracts to ensure reliable and continuous operation. The permit term is subject to negotiations with authorities for a possible extension.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•contracting levels, providing additional benefits from improved operational performance, including performance incentives and/or excess energy sales;

33 | 2025 Annual Report

•changes in the methodology to calculate spot energy prices or Locational Marginal Prices, which impacts the excess energy sales to the CFE (see Energy Markets and Regulatory Environment below) in TEG and TEP under self-supply scheme; and
•improved operational performance and plant availability.
AES Panama
Business Description — In Panama, AES owns and operates Colon, a 381 MW combined cycle power plant fueled by natural gas. In partnership with InterEnergy, AES also entered into a joint venture to build and operate the Gatun facility, a 670 MW combined cycle gas power plant. The Gatun plant began commercial operations in open cycle mode in October 2024 and commenced combined cycle operations in May 2025. Furthermore, AES owns and operates an LNG regasification facility, a 180,000 cubic meter net storage tank, and a truck loading facility.
Colon in Panama has PPAs with distribution companies for a total contracted capacity of 350 MW expiring in August 2028, which matches the term of the LNG supply agreement of such thermal assets. The LNG supply contract has enough flexibility to divert volumes to the Dominican Republic, which increases the connectivity of our two onshore terminals and allows us to optimize the LNG position of the portfolio. Colon LNG Marketing continues developing the LNG market in Latin America, with clients already established in Panama and Colombia. Additional efforts are being undertaken in Costa Rica, other Central America regions, and Caribbean islands, mainly focusing on small scale LNG logistics.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:
•changes in hydrology, which impacts the spot prices and exposes the business to variability in the cost of replacement power;
•fluctuations in commodity prices, mainly fuel oil and natural gas, which affect the cost of thermal generation and spot prices;
•constraints imposed by the capacity of transmission lines connecting the west side of the country with the load, keeping surplus power trapped during the rainy season; and
•country demand, as GDP growth is expected to remain strong over the short and medium term.
Development Strategy — Given our LNG facility’s excess capacity in Panama, the company is developing natural gas supply solutions for third parties such as power generators and industrial and commercial customers. This strategy will support a growing demand for natural gas in the region and will contribute to AES' mission by reducing CO2 emissions as a result of using LNG.
AES Dominicana
Business Description — AES Dominicana has two operating subsidiaries within the Energy Infrastructure SBU, Andres and Los Mina, both of which are owned 65% by AES. With a total of 679 MW of installed thermal capacity, AES provides 9% of the country's capacity and supplies approximately 16% of the country's energy demand via these generation facilities. 575 MW are contracted with government-owned distribution companies.
AES has a strategic partnership with the Estrella and Linda Groups ("Estrella-Linda"), two leading Dominican industrial groups that manage a diversified business portfolio, and also with AFI Popular, a subsidiary of Grupo Popular. AES' ownership interest in AES Dominicana is 65%.
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
AES Dominicana has a long-term LNG purchase contract through the second half of 2034 to cover the expected dispatch for Andres and Los Mina. Andres has long-term contracts to sell regasified LNG to industrial users and third-party power plants within the Dominican Republic, thereby capturing demand from industrial and commercial customers and for other power generation companies that had switched their operations to natural gas.
AES partnered with Energas in a joint venture to operate the 50 km Eastern Pipeline and an LNG facility of 120,000 cubic meters, including additional storage, regasification, and truck loading capacity.
Key Financial Drivers — Financial results are driven by many factors, including, but not limited to:

34 | 2025 Annual Report

•changes in spot prices due to fluctuations in commodity prices (since fuel is a pass-through cost under the PPAs, any variation in oil prices will impact spot sales for Andres and Los Mina);
•expiring PPAs, lower contracting levels, and the extent of capacity awarded; and
•growth in domestic natural gas demand, supported by new infrastructure such as the Eastern Pipeline and second LNG tank.
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
AES Jordan
Business Description — In Jordan, AES has a 10% ownership interest in Amman East, a 472 MW oil/gas-fired plant fully contracted with the national utility under a 25-year PPA expiring in 2033, and a 10% ownership interest in the IPP4 plant, a 250 MW oil/gas-fired peaker plant fully contracted with the national utility until 2039. Following the sale of approximately 26% ownership interest in both plants in March 2024, Amman East and IPP4 were deconsolidated and are accounted for as equity method investments.

35 | 2025 Annual Report

New Energy Technologies

aes

Investing in innovative technologies

Key investments:

FLUENCE
A Siemens and AES Company

maximo

Fluence Energy Storage To-Date

16,900 MW
7,200
9,700
Awarded MW
Delivered MW

Key events in 2025

- Made equity investments in two companies co-built through a partnership with AI Fund and began initial testing and deployment of their first commercial products
- Maximo advanced from early deployment to established commercial execution, scaling multi robot fleet operations across active utility scale projects, installing over 130,000 solar modules
- Fluence continued to increase its U.S. production footprint by ramping up its Arizona enclosure facility along with securing a second domestic battery cell supplier, reducing regulatory and supply risk

Strategic outlook

- Expect to deploy the products of the companies co-built with AI Fund at scale across several of AES' operating businesses in the U.S. and the Americas, in addition to incubating additional companies with AI Fund
- Maximo will deploy its next generation robot and continue to build its fleet expansion, establishing the foundation to deliver 1 GW of utility solar scale annually
- Fluence continues to see demand accelerate for larger scale projects while its SmartStack product continues to gain traction with deployments in Europe and Asia

New Energy Technologies
Our New Energy Technologies SBU encompasses AES' efforts to incubate innovative solutions and invest in businesses that leverage cutting-edge technology to provide greener and smarter energy solutions, accelerating the energy transition. These activities enhance AES' competitive advantages in its businesses while enabling the growth of new business platforms. This segment includes ownership stakes in third-party platforms and internally developed initiatives, such as investments in Fluence, Maximo, the AI Fund, Uplight, and 5B.
Fluence, the AI Fund, and Uplight are unconsolidated entities and their results are reported in Net equity in losses of affiliates on our Consolidated Statements of Operations. 5B is accounted for using the measurement alternative and AES will record income or loss only when it receives dividends from 5B or when there is a change in the observable price or an impairment of the investment. AES has a 100% ownership interest in Maximo, a consolidated entity.
In 2025, AES furthered its partnership with the AI Fund to combine its power sector expertise with the fund's artificial intelligence capabilities, leveraging generative AI technology to address bottlenecks in the energy transition. At the same time, AES made significant advancements with Maximo, an AI-powered robot designed to enhance the speed, efficiency, and safety of solar installations.
Fluence
Business Description — Fluence, created in 2018 as a joint venture by AES and Siemens AG, is a leading global provider of energy storage and services and AI-enabled digital applications for renewables and storage.

36 | 2025 Annual Report

On November 1, 2021, Fluence Energy, Inc. completed its IPO and is listed on Nasdaq under the symbol "FLNC". AES holds Class B-1 common stock, granting five votes per share held, and continues to hold its economic interest in the operating subsidiary of Fluence Energy, Inc. As of December 31, 2025, AES holds a 28.19% economic interest in Fluence and the Company accounts for Fluence as an equity method investment.
Key Financial Drivers — Fluence's financial results are driven by the growth in its product revenue, an efficient cost structure that is expected to benefit from increased scale, and profit margins on customer contracts. Fluence’s pipeline of potential projects is global.
Development Strategy — The grid-connected energy storage sector is undergoing rapid expansion. By incorporating energy storage across the electric power network, utilities and communities around the world will optimize their infrastructure investments, increase network flexibility and resiliency, and accelerate cost-effective integration of renewable electricity generation. The global utility scale market, excluding China, will add approximately 3,201 GWh of energy storage capacity between 2024 and 2035, according to the Bloomberg NEF 2H 2025 Energy Storage Market Outlook, published in October 2025. Additional growth opportunities exist in providing operational and maintenance services associated with energy storage products, as well as the provision of digital applications and solutions to improve performance and economic output. Fluence is positioned to be a leading participant in this growth, with 7.2 GW of energy storage assets deployed and 9.7 GW of contracted backlog, with a gross global pipeline of 41.8 GW as of December 31, 2025.
Maximo
Business Description — Maximo is an AI-enabled robot that enhances solar module installation speed, efficiency, and safety. Maximo enhances the safety and scalability of solar installation by automating the heavy lifting for placing and attaching solar modules. It accelerates project timelines and creates new high-tech jobs on solar construction sites. As of December 31, 2025, AES had a fleet of five Maximo units in operation that assisted with construction at the 2 GW Bellefield solar-plus-storage facility in California. The Company expects to expand its fleet to serve a growing backlog of installation contracts in 2026.
Key Financial Drivers — Maximo’s financial results are driven by the growth in its module installation service revenue, an efficient cost structure that is expected to benefit from increased robotic automation of field operations, and profit margins on customer contracts with solar EPC companies.
Development Strategy — Maximo serves the growing demand for grid scale solar project construction from AES and other leading owners by enabling the EPC companies to deliver projects faster and more efficiently. The Maximo team leverages AES’ knowledge and relationships with EPCs, proprietary AI and robotics expertise, and field operations capabilities to offer a compelling solution for solar module installation at grid scale utility projects.
AI Fund
Business Description — In 2024, AES formed a partnership with the AI Fund, an AI-focused venture studio, to co-develop AI-based businesses. In 2025, AES made its first equity investments in two co-built companies.
Key Financial Drivers — Each of the companies co-built by AES and the AI Fund follows a software-as-a-service business model. These companies’ financial results are driven by the rate of growth of new customers and the extension of additional services to existing customers.
Development Strategy — AES' collaboration with the AI Fund is designed to create new businesses that support AES' core business operations. In 2025, two co-built companies developed commercial products, and AES was the first company to test and use the first versions of these products.

37 | 2025 Annual Report

Energy Markets and Regulatory Environment
Chile
The Chilean electricity industry is divided into three business segments: generation, transmission, and distribution. Private companies operate in all three segments, and generators can enter into PPAs to sell energy to regulated and unregulated customers, as well as to other generators in the spot market.
Chile operates in a single power market, referred to as the SEN, which is managed by the grid operator Coordinador Electrico Nacional ("CEN"). The SEN has an installed capacity of 34,931 MW and represents 99% of the installed generation capacity of the country.
CEN coordinates all generation and transmission companies in the SEN. CEN minimizes the operating costs of the electricity system, while maximizing service quality and reliability requirements. CEN dispatches plants in merit order based on their variable cost of production, allowing for electricity to be supplied at the lowest available cost. In the south-central region of the SEN, thermoelectric generation is required to fulfill demand not satisfied by hydroelectric, solar, and wind output and is critical to provide reliable and dependable electricity supply under dry hydrological conditions in the highest demand area of the SEN. In the northern region of the SEN, which includes the Atacama Desert, solar capacity represents the majority of installed capacity. The fuels used for thermoelectric generation, mainly coal, diesel, and LNG, are indexed to international prices. In 2025, the installed capacity in the Chilean market was composed of thermoelectric (36%), solar (30%), hydroelectric (21%) and wind (13%) generation.
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
All generators can sell energy through contracts with regulated distribution companies or directly to unregulated customers. Customers whose connected demand capacity is higher than 5 MW are excluded from the regulated market and are referred to as unregulated customers. Customers with connected capacity between 0.3 MW and 5 MW can opt for regulated or unregulated contracts for a minimum period of four years. By law, both regulated and unregulated customers are required to purchase all electricity under contracts. Generators may also sell energy to other power generation companies on a short-term basis at negotiated prices outside the spot market. Electricity prices in Chile are denominated in USD, although payments are made in Chilean pesos.
In addition to energy payments, generators also receive capacity payments to compensate for availability during periods of peak demand. CEN annually determines the capacity requirements for each power plant. The capacity price is fixed semiannually by the National Energy Commission and indexed to CPI and other relevant indices.
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

38 | 2025 Annual Report

The Dominican Republic has one main interconnected system with 7,480 MW of installed capacity, composed of thermal (64%), solar (21%), hydroelectric (8%), and wind (7%) generation.
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
AES El Salvador distribution rates are regulated by the General Superintendence of Electricity and Telecommunications and are established through a traditional cost-based rate-setting process. AES El Salvador is permitted to recover its costs of providing distribution services as well as earn a regulated rate of return on assets, determined by the regulator, based on the utility's allowed regulated asset base, capital structure, and cost of capital. El Salvador has a national electric grid that interconnects directly with Guatemala and Honduras, allowing transactions with all Central American countries. The sector has approximately 2,563 MW of installed capacity, composed of thermal (53%), hydroelectric (24%), biomass (11%), solar (10%), and wind (2%) generation.
Bulgaria
The electricity sector in Bulgaria is regulated by the Bulgarian Energy Act. The Bulgarian electricity market allows both regulated and competitive segments. NEK ceased to be the public provider of electricity at the end of June 2025. From July 2025 onwards, Bulgarian distribution companies serving the regulated market are sourcing their electricity needs exclusively from a special segment of the market where NEK is the main supplier through their energy mix (consisting of NEK-owned HPPs, NPP Kozlodui, state owned TPP Maritza East 2, and AES Maritza). Electricity outside the regulated market trades on one of the platforms of the Independent Bulgarian Electricity Exchange day-ahead market, intra-day market, or bilateral contracts market.
Bulgaria’s power sector is supported by a diverse generation mix, universal access to the grid, and numerous cross-border connections with neighboring countries. In addition, it plays an important role in the energy balance in the southeast European region.
Bulgaria has 17 GW of installed capacity enabling the country to meet and exceed domestic demand and export energy. Installed capacity is primarily composed of solar (34%), thermal (31%), hydro (19%), and nuclear (12%) generation.
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
•The National Authority of Public Services ("ASEP") is an autonomous agency of the government. ASEP is responsible for the regulations, control, and oversight of public services in Panama, including electricity, the transmission and distribution of natural gas utilities, and the companies that provide such services.
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

39 | 2025 Annual Report

determined on an hourly basis by the last dispatched generating unit. Physical generation of energy is determined as a result of the optimization of the economic dispatch regardless of contractual arrangements.
Panama's current total installed capacity is 5,077 MW, composed of thermal (43%), hydroelectric (36%), solar (14%), and wind (7%) generation.
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
Mexico’s new Electricity Sector Law (LSE) and its Regulations (RLSE), enacted in 2025, replaced the previous framework to centralize control under the state-owned CFE. The reform reinforces the State’s leading role in the electricity industry, preserving transmission and distribution as exclusive state services, while redefining the conditions for private participation in generation and commercialization. The new regulations establish sector planning guidelines, introduce rules for private investment, and implement binding planning mechanisms that condition the approval and development of new projects.
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
Mexico has an installed capacity of 92 GW, composed of thermal (64%), hydroelectric (14%), solar (8%), wind (8%), and other fuel (6%) generation.
Argentina
Argentina has one main power system, the SADI, which serves 92% of the country. As of December 31, 2025, the installed capacity of the SADI totaled 44,177 MW. The SADI's installed capacity is composed of thermoelectric (57%), hydroelectric (23%), wind (10%), nuclear (4%), and solar (6%) generation.
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
The Argentine electricity market operated under a tolling scheme up to and including October 2025. In this structure, the regulator established both electricity prices and reference fuel prices. For energy sold to the spot market, generators received compensation for fixed costs and non-fuel variable costs, typically denominated in Argentine pesos. CAMMESA was in charge of providing the natural gas and liquid fuels required by the generation

40 | 2025 Annual Report

companies, except for coal. Energy sold through specific PPAs, such as Energía PLUS by TermoAndes, required generators to procure their necessary fuel at a reference price established by the regulator.
The regulatory landscape underwent a significant transformation with SE Resolution 400/25, effective November 2025, which instituted new rules for the wholesale energy market and its progressive adaptation. The new remuneration framework requires generators to manage their fuel supply and declare their variable production cost based on established reference values, while allowing the contracting of energy and/or capacity based on bilaterally negotiated terms. This transition also involved defining prices for demand and the implementation of marginal cost signals for energy traded in the spot market.
During 2025, despite the tariff increase to the end-user implemented by the government, subsidies remain a necessary component to cover the system's operating deficit. While the proportion of the total cost recovered by distribution companies increased to 70%, these funds are still essential for the system's sustainability.
In past years, AES Argentina contributed certain accounts receivable to fund the construction of three power plants under FONINVEMEM agreements. These receivables accrue interest and are collected in monthly installments over 10 years after the commercial operations date of the related plant. In 2020, FONINVEMEM I and II installments were fully repaid and in 2021 the ownership interests in Termoeléctrica San Martín and Termoeléctrica Manuel Belgrano were defined after the incorporation of the National Government as majority shareholder. The transfer of the power plants to these companies has not yet occurred. FONINVEMEM III is related to Termoeléctrica Guillermo Brown, which began operations in April 2016, and the installments are still being collected. AES Argentina will receive a pro rata ownership interest in this plant, not to exceed 30%, once the accounts receivable have been fully repaid.
In 2024 and 2025, the Argentine peso devalued against the USD by approximately 22% and 29%, respectively, and Argentina’s economy continued to be highly inflationary. Since September 2019, currency controls have been established to govern the devaluation of the Argentine peso and keep Argentine central bank reserves at acceptable levels.
Colombia
Electricity supply in Colombia is concentrated in one main system, the SIN, which encompasses one-third of Colombia's territory and provides electricity to 99% of the country's population. As of December 31, 2025, the SIN's installed capacity was 21,040 MW, composed of hydroelectric (63%), thermal (30%), and other renewables (7%) generation. The marked seasonal variations in Colombia's hydrology result in price volatility in the short-term market. In 2025, 81% of total energy demand was supplied by hydroelectric plants.
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

41 | 2025 Annual Report

Vietnam
The Ministry of Industry and Trade in Vietnam is primarily responsible for formulating a program to restructure the power industry, developing the electricity market, and promulgating electricity market regulations. The fuel supply is owned by the government through Vinacomin, a state-owned entity, and PetroVietnam.
The Vietnam power market is divided into three regions (North, Central, and South), with total installed capacity of approximately 82 GW. The fuel mix in Vietnam is composed primarily of coal (32%), hydroelectric (29%) and renewables generation, including solar, wind, and biomass (26%). EVN, the national utility, owns 38% of installed generation capacity.
Vietnam is implementing a multi-step process to create a competitive electricity market. The first step taken in 2012 was to separate the generation segment of EVN into different joint-stock companies and to create a Competitive Power Market which was effective until 2019. In this market, all generation companies bid into the market and sell to a single buyer which is also owned by EVN. The next step taken in 2019 was to replace the Competitive Power Market with the Electricity Wholesale Market, in which there are several buyers, called EVN Power Corporations, all of which are subsidiaries of EVN. The final step, which is yet to be implemented, is the creation of the Electricity Retail Market, in which non-EVN-owned buyers would be allowed, and direct sales and purchases between retailers and generators would be feasible. The Mong Duong 2 power plant is a BOT plant and does not directly participate in the electricity market. The offtaker bids Mong Duong 2’s tariff into the market on its behalf.
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
Puerto Rico's electricity is 95% produced by thermal plants (50% from petroleum, 37% from natural gas, and 8% from coal), while the remaining 5% is supplied by renewable sources (wind and solar).
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

42 | 2025 Annual Report

Environmental and Land-Use Regulations
The Company faces certain risks and uncertainties related to numerous environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion residuals), species and habitat protections, and certain air emissions, such as SO2, NOX, particulate matter, mercury, and other hazardous air pollutants. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries, and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our operations are subject to significant government regulation and could be adversely affected by changes in the law or regulatory schemes; Several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR; Our businesses are subject to stringent environmental laws, rules and regulations; and Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses in this Form 10-K. For a discussion of the laws and regulations of individual countries within each SBU where our subsidiaries operate, see discussion within Item 1.—Business of this Form 10-K under the applicable SBUs.
Many of the countries in which the Company does business have laws and regulations relating to the siting, construction, permitting, ownership, operation, modification, repair and decommissioning of, and power sales from electric power generation or distribution assets. In addition, international projects funded by the International Finance Corporation, the private sector lending arm of the World Bank, or many other international lenders are subject to World Bank environmental standards or similar standards, which tend to be more stringent than local country standards. The Company has often used advanced generation technologies in order to minimize environmental impacts, such as combined fluidized bed boilers and advanced gas turbines, and environmental control devices such as flue gas desulphurization for SO2 emissions and selective catalytic reduction for NOx emissions.
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

43 | 2025 Annual Report

On November 6, 2024, the EPA published an Interim Final Rule in the Federal Register in response to the U.S. Supreme Court’s stay of its FIP addressing interstate transport for the 2015 ozone national ambient air quality standards. The Interim Final Rule stays the effectiveness of the Good Neighbor FIP and revises the CSAPR regulations to continue application of the states’ respective trading programs. It is too early to determine the impact of this final rule, but it may result in the need to purchase additional allowances or make operational adjustments.
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
New Source Performance Standards for Stationary Combustion Turbines — On December 13, 2024, the EPA published a proposed rule that would revise the NSPS regulating NOX and SO2 from certain new, modified, and reconstructed stationary combustion turbines ("CTs"). On January 15, 2026, the EPA issued a final rule establishing more stringent NOX emissions standards for certain CTs while retaining the existing SO2 standards. The final rule establishes NOX emissions limits based on selective catalytic reduction ("SCR") for new, large, high utilization combustion turbines. NOX emissions limits for other new, modified, and reconstructed CTs are based on combustion controls without SCR. The revised standards apply to affected sources that begin construction, modification, or reconstruction after December 13, 2024. We cannot predict the possible outcome or potential impacts of this matter at this time.
Regional Haze Rule — The EPA's "Regional Haze Rule" established timelines for states to improve visibility in national parks and wilderness areas throughout the United States by establishing reasonable progress goals toward meeting a national goal of natural visibility conditions in Class I areas by the year 2064 through a series of state implementation plans ("SIPs"), which may result in additional emissions control requirements for electric generating units. SIPs for the first planning period (through 2018) did not result in material impact to AES facilities. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions. The deadline for submittal of the SIP covering the second planning period was July 31, 2021. On October 2, 2025, the EPA published an advanced notice of proposed rulemaking requesting public input on potential future changes to the Regional Haze Rule. On January 6, 2026, the EPA published a final rule extending the deadline for states to submit implementation plans for the third planning period from July 31, 2028 to July 31, 2031. To date, none of the states in which we operate have submitted plans that identify potential impacts to Company facilities. However, we cannot predict the possible outcome or potential impacts of this matter at this time.
NAAQS — Under the CAA, the EPA sets NAAQS for six criteria pollutants considered harmful to public health and the environment, including ozone, particulate matter, NOX, and SO2, which result from fossil-fuel combustion. Areas meeting the NAAQS are designated "attainment areas" while those that do not meet the NAAQS are considered "nonattainment areas." Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS, which may include imposing operating limits on individual plants. The EPA is required to review NAAQS at five-year intervals.
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

44 | 2025 Annual Report

Mercury and Air Toxics Standard — In April 2012, the EPA’s rule to establish maximum achievable control technology standards for hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective and AES facilities implemented measures to comply, as applicable.
On May 7, 2024, the EPA published a final rule to revise MATS for coal and oil-fired electric generating units ("EGUs") which lowers certain emissions limits and revises certain other aspects of MATS. The May 2024 MATS revision rule is subject to legal challenges. On June 17, 2025, the EPA published a proposed rule to repeal the majority of the May 7, 2024 final rule revising MATS. On February 20, 2026, the EPA released a pre-publication version of a final rule repealing the majority of the May 7, 2024 MATS revision rule. We are still reviewing the final rule, and it is too early to determine the potential impacts.
Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.
Greenhouse Gas Emissions — On May 9, 2024, the EPA published the final NSPS requiring carbon capture and sequestration for new and reconstructed baseload stationary combustion turbines, among other requirements. The EPA did not finalize revisions to the NSPS for newly constructed or reconstructed coal-fired electric utility steam generating units as proposed in 2018.
Following prior rulemakings and litigation related to regulations for GHG emissions from EGUs, on May 9, 2024, the EPA published the final rule regulating GHGs from existing EGUs pursuant to Section 111(d) of the Clean Air Act and effective on July 8, 2024. Existing EGUs are those that were constructed prior to January 8, 2014. Depending on various EGU-specific factors, the bases of emissions guidelines for natural gas-fired units include the use of uniform fuels and routine methods of operation and maintenance and the bases of emissions guidelines for coal-fired units include 40% natural gas co-firing or carbon capture and sequestration with 90% capture of CO2 depending on the date that coal operations cease. Specific standards for performance for EGUs will be established through a State Plan (or a Federal Plan if a state were to not submit an approvable plan). The May 2024 rule is subject to legal challenges.
On June 17, 2025, the EPA published a proposed rule to repeal the May 9, 2024 final rules for new and existing EGUs in addition to 2015 greenhouse gas new source performance standards for certain new EGUs. In this proposed rule, the EPA also offered an alternative proposal to repeal a narrower set of greenhouse gas requirements which would include the repeal of requirements for existing EGUs and requirements based on carbon capture and sequestration for new EGUs. On September 16, 2025, the EPA published a proposed rule to remove certain greenhouse gas emissions reporting obligations from source categories, including electricity generation and electrical transmission and distribution equipment use. On February 18, 2026, the EPA published the final rule to rescind the 2009 greenhouse gas endangerment finding (which had concluded that greenhouse gases endanger public health and welfare). It is too early to determine the potential impact of these rules, and the results of further proceedings and potential future greenhouse gas emissions regulations remain uncertain, but could be material.
Following prior withdrawal and rejoining, in January 20, 2025, President Trump issued an Executive Order titled “Putting America First in International Environmental Agreements” directing the U.S. Ambassador to the United Nations to formally withdraw from the Paris Agreement. The international community has and continues to gather annually for the Conference to the Parties on the UN Framework Convention on Climate.
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
Due to the future uncertainty of these regulations and associated litigation, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the cost to comply with a new Section 111(d) Rule, should it be implemented in a prior or a substantially similar form, could be material. The GHG NSPS for new EGUs remains in effect at this time, and absent further action from the EPA that rescinds or substantively revises the NSPS, it could impact any Company plans to construct and/or modify or reconstruct electric generating units in some locations, which may have a material impact on our business, financial condition, or results of operations.

45 | 2025 Annual Report

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
On September 8, 2023, the Agencies published the “Revised Definition of ‘Waters of the United States’” rule. This final rule amendment conforms the definition to the definition adopted in the Decision. On March 12, 2025, the Agencies issued a joint guidance memorandum for implementing the “continuous surface connection” consistent with the Decision and related issues. On March 24, 2025, the Agencies published notice outlining a process to gather recommendations for implementation of WOTUS. On November 20, 2025, the Agencies proposed revisions to align the definition of WOTUS with the Decision to clarify federal jurisdiction under CWA. It is too early to determine whether the outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over WOTUS may have a material impact on our business, financial condition, or results of operations.
In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas desulfurization wastewater. AES Indiana Petersburg has installed a dry bottom ash handling system in response to the CCR rule and wastewater treatment systems in response to the NPDES permits in advance of the ELG compliance date. Other U.S. businesses already include dry handling of fly ash and bottom ash and do not generate flue gas desulfurization wastewater. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, the EPA published a proposed rule revising the 2020 Reconsideration Rule. On May 9, 2024, the EPA published a final rule which became effective on July 8, 2024. The final rule established more stringent best available technology limits for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate and established a new set of definitions and new limits for combustion residual leachate and legacy wastewater. The May 2024 rule

46 | 2025 Annual Report

is subject to legal challenges. On October 10, 2024, the Eighth Circuit Court denied stay applications. On October 2, 2025, the EPA published a proposed rule that, if finalized, would extend certain ELG deadlines and allow facilities to choose between compliance alternatives. On the same date, the EPA also published a direct final rule to extend the deadline for power plants to file a notice of planned participation for the permanent cessation of coal from December 31, 2025, to December 31, 2031 pending any significant adverse comments. On November 28, 2025, the EPA withdrew the direct final rule due to receipt of adverse comments. On December 31, 2025, EPA published a final rule that extended ELG deadlines for bottom ash transport water, flue gas desulfurization wastewater, and combustion residual leachate, allowed facilities to choose between compliance alternatives, and extended the deadline for power plants to file a notice of planned participation for the permanent cessation of coal from December 31, 2025, to December 31, 2031. The rule is subject to legal challenges. It is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.
On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a CWA permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source, such as groundwater. The Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. A number of legal cases relevant to determination of "functional equivalent" are ongoing in various jurisdictions. On November 27, 2023, the EPA issued a draft guidance addressing how the Supreme Court decision would be applied to the NPDES permit program as it relates to functional equivalent discharge. However, in February 2025, the EPA pulled back the guidance before it cleared the Office of Management and Budget. It is too early to determine whether the Supreme Court decision or the result of litigation to "functional equivalent" may have a material impact on our business, financial condition, or results of operations.
Waste Management — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and existing CCR landfills and CCR surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements, and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIN Act") includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. If this rule is finalized before Indiana or Puerto Rico establishes a state-level CCR permit program, AES CCR units in those locations could eventually be required to apply for a federal CCR permit from the EPA. Following prior rulemaking development and comment periods, on December 18, 2025, the Indiana Environmental Rules Board adopted a final CCR rule that includes regulation of CCR through a state permitting program. The rule and permitting program would become effective upon approval by the EPA. The EPA has indicated that it will implement a phased approach to amending the CCR Rule, which is ongoing. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.
On May 8, 2024, the EPA published final revisions to the CCR rule which expand the scope of CCR units regulated by the CCR Rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. The May 8, 2024 revisions to the CCR Rule are currently subject to legal challenges. On February 10, 2026, the EPA published a final rule extending certain deadlines for coal combustion residual management units associated with its May 8, 2024 revisions to the CCR Rule. It is too early to determine the potential impact from these revisions to the CCR Rule.
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
Trump Administration Actions Affecting Environmental Regulations — On January 20, 2025, President Trump issued an Executive Order titled “Unleashing American Energy” directing Agencies to, among other tasks, review regulations issued under the prior Administration to determine whether they should be suspended, revised, or rescinded. The Trump Administration also issued a Memorandum titled “Regulatory Freeze Pending Review” directing Agencies to refrain from proposing or issuing any rules until the Trump Administration has reviewed and approved those rules. In accordance with these and other Trump Administration Executive Orders, on March 12,

47 | 2025 Annual Report

2025, the EPA released a list of environmental regulations that will be targeted for reconsideration and other deregulatory action. These and other actions, including other Executive Orders and directives from the Trump Administration, may have an impact on regulations and permitting processes that may affect our business, financial condition, or results of operations.
International Environmental Regulations
Chile
During the 2020s, Chile developed a decarbonization and climate adaptation framework that requires a reorientation of the planning of the electricity sector: the Framework Law on Climate Change (published in June 2022) sets long-term objectives, including emissions neutrality, and creates instruments to integrate mitigation and adaptation into sectoral policies that condition permits, planning, and technical requirements in generation and transmission.
In 2023, increasingly demanding environmental regulations were issued, which require adjustments in controls throughout the life cycle of any investment project in the development, construction, and operation phase. Environmental prevention and management models were adjusted to prevent behaviors that could be considered environmental crimes, and investments were undertaken to comply with new regulatory standards.
In February 2024, Supreme Decree No. 30/2023 came into effect, amending the Regulations of the Environmental Impact Assessment System to align them with obligations arising from the Framework Law on Climate Change (Law 21.455) and the Escazú Agreement. The new regulations introduce more stringent criteria for environmental assessment.
In September 2025, Law No. 21.770, the Framework Law on Sectoral Authorizations, was enacted and published in the Official Gazette. This law establishes a general framework for sectoral permitting processes for regulated projects with the aim of simplifying, standardizing, and coordinating the various administrative procedures across different government agencies. The legislation seeks to reduce processing times for sectoral permits by an estimated 30% to 70%.
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
See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—Argentina for further discussion on regulations impacting energy matters.

48 | 2025 Annual Report

Colombia
Decree 1076 of 2015 established the current Environmental Licensing Scheme that defines the scope of the National Environmental Licensing Authority ("ANLA") for granting environmental licenses. In recent years, the Ministry of the Environment has generated regulations in connection with licenses, such as the biotic compensation methodology and guidance for presentation of environmental studies in 2018, and the regulation of minor changes to environmental licenses in 2022. As a result of the introduction of non-conventional renewable energy projects, various regulations were issued regarding the environmental permits applicable to these types of projects and the participation of indigenous communities in environmental licensing processes.
The following is a summary of the environmental regulatory issues that were formalized in 2024 and 2025:
•Renewable energy projects with an installed capacity equal to or greater than 50 MW will be licensed by ANLA. Previously, the limit was 100 MW.
•Decree 1275 of 2024 was issued, which establishes the environmental authority powers of indigenous communities in their territories.
At the end of 2023, AES Colombia obtained the environmental license, issued by the ANLA, for the 500 kV line to connect the Guajira pipeline projects. Currently, AES Colombia has obtained environmental licenses for 406 MW of wind projects in Guajira. During 2025, ANLA issued an environmental license modification for the connection line to cover the complete infrastructure of the project and started the environmental licensing process for the Jemeiwaa Ka’I 4 wind project.
Customers
We sell to a wide variety of customers. No individual customer accounted for 10% or more of our 2025 total revenue. In our generation business, we own and/or operate power plants to sell power to wholesale customers such as utilities and other intermediaries, as well as to large corporations. Our utilities sell to end-user customers in the residential, commercial, industrial, and governmental sectors in a defined service area.
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
As of December 31, 2025, the Company and its subsidiaries had 8,336 full time/permanent employees.
As of December 31, 2025, approximately 31% of our U.S. employees were subject to collective bargaining agreements. Collective bargaining agreements between us and these labor unions expire at various dates ranging

49 | 2025 Annual Report

from 2026 to 2027. In addition, certain employees in non-U.S. locations were subject to collective bargaining agreements, representing approximately 48% of the non-U.S. workforce. As of December 31, 2025, approximately 25% of our U.S. and non-U.S. workforce is part of bargaining agreements expiring on or before December 31, 2026. Management believes that the Company's employee relations are favorable.
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
AES has established a Safety Management System (“SMS”) Global Safety Standard that applies to all AES employees, as well as contractors working in AES facilities and construction projects. The SMS requires continuous safety performance monitoring, risk assessment, and performance of periodic integrated environmental, health, and safety audits. The SMS provides a consistent framework for all AES operational businesses and construction projects to set expectations for risk identification and reduction, measure performance, and drive continuous improvements. The SMS standard is consistent with the ISO 45001 standard, and during 2025 approximately 48% of our locations (excluding renewable assets in the United States, more than 80% of which are smaller than 20 MW) have elected to formally certify their SMS to the ISO 45001 international standard. AES calculates lost time incident (“LTI”) rates for our employees and contractors based on OSHA standards, based on 200,000 labor hours, which equates to 100 workers who work 40 hours per week and 50 weeks per year. In 2025, there was an 11% decrease in AES' LTI cases. In 2025, AES’ LTI Rate was 0.086 for AES People, 0.118 for operational contractors, and 0.000 for construction contractors. In 2025, the Company did not have any work-related fatalities.
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
Executive Officers
The following individuals are our executive officers:
Stephen Coughlin, 54 years old, has served as Executive Vice President and Chief Financial Officer since October 2021. Prior to assuming his current position, he led AES’ Corporate Strategy and Financial Planning teams, and served as the Chair of the Company’s Investment Committee. Prior to that role, he served as the Chief Executive Officer of Fluence. Mr. Coughlin joined AES in 2007 and spent his early years with the company leading Financial Planning & Analysis for AES’ renewables portfolio. Mr. Coughlin is a member of the boards of AES Clean Energy Development Holdings, LLC, AES U.S. Investments, Inc., and IPALCO. Mr. Coughlin received a bachelor's

50 | 2025 Annual Report

degree in commerce and finance from the University of Virginia and a Master of Business Administration degree from the University of California at Berkeley.
Bernerd Da Santos, 62 years old, has served as Executive Vice President and President of the Renewables SBU since June 2023. Previously, Mr. Da Santos held several positions at AES, including Chief Operating Officer and Executive Vice President from December 2017 to July 2023, Chief Operating Officer and Senior Vice President from 2014 to 2017, Chief Financial Officer, Global Finance Operations from 2012 to 2014, Chief Financial Officer of Global Utilities from 2011 to 2012, Chief Financial Officer of Latin America and Africa from 2009 to 2011, Chief Financial Officer of Latin America from 2007 to 2009, Managing Director of Finance for Latin America from 2005 to 2007, and VP and Controller of La Electricidad de Caracas (“EDC”) (Venezuela). Prior to joining AES in 2000, Mr. Da Santos held a number of financial leadership positions at EDC. Mr. Da Santos is President and Chief Executive Officer of AES Clean Energy Development, and a member of the boards of IPALCO, AES Andes, AES Mong Duong Power Co. Ltd., and Son My LNG Terminal LLC. Mr. Da Santos holds a bachelor’s degree with Cum Laude distinction in Business Administration and Public Administration from Universidad José Maria Vargas, a bachelor’s degree with Cum Laude distinction in Business Management and Finance, and an MBA with Cum Laude distinction from Universidad José Maria Vargas.
Ricardo Manuel Falú, 46 years old, was appointed President effective March 2, 2026. Prior to assuming his current position, Mr. Falú served as Executive Vice President and Chief Operating Officer since February 2024, Senior Vice President and Chief Operating Officer from July 2023 to February 2024 and Senior Vice President and Chief Strategy and Commercial Officer from August 2022 to July 2023. From March 2023 to March 2026, Mr. Falú also served as President of the New Energy Technologies SBU. Mr. Falú joined AES in 2003 and, prior to his current roles, served as President of the Andes region from January 2022 to August 2022 and Chief Executive Officer of AES Andes from April 2018 to August 2022, which includes AES Chile, AES Colombia, and AES Argentina. Before that, Mr. Falú served as the Chief Financial Officer for the Company's businesses in the Andes region from 2014 to April 2018 and as Chief Financial Officer for the Company's businesses in the Mexico, Central American, and Caribbean region from 2012 to 2014. He is a member of the boards of IPALCO, Fluence Energy, Inc., AES Andes, DPL, and AES Colombia. Prior to joining AES, Mr. Falú worked as an external auditor, accounting analyst, and financial consultant in Argentina. He holds a Certified Public Accountant degree from the Universidad Nacional de Salta in Argentina and an Executive MBA, graduating Summa Cum Laude from the IAE Business School. He also holds a diploma from the Wharton Advanced Management Program, a Certificate in Management from Darden, and has completed other executive financial and management studies at Darden, Wharton, and Harvard.
Paul L. Freedman, 56 years old, has served as Executive Vice President, General Counsel, and Corporate Secretary since February 2021. Prior to assuming his current position, Mr. Freedman was Senior Vice President and General Counsel from February 2018, Corporate Secretary from October 2018, Chief of Staff to the Chief Executive Officer from April 2016 to February 2018, Assistant General Counsel from 2014 to 2016, and from 2007 to 2014 he held a variety of other positions in the AES legal group. Mr. Freedman is a member of the Boards of, AES U.S. Investments, Inc., IPALCO, and AES Southland Energy Holdings, LLC. Additionally, Mr. Freedman is a member of the Boards of the Business Council for International Understanding and the Coalition for Integrity. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center.
Andrés R. Gluski, 68 years old, has been Chief Executive Officer and a member of our Board of Directors since September 2011 and is a member of the Innovation and Technology Committee. He also served as President from September 2011 to March 2026. Under his leadership, AES has become a world leader in implementing clean technologies, including energy storage and renewable power. Prior to assuming his current position, Mr. Gluski served as Executive Vice President and Chief Operating Officer of the Company from 2007 to 2011. Prior to that role, he served in a number of senior roles at AES, including as Regional President of Latin America and was Senior Vice President for the Caribbean and Central America. He is a member of the Board of Waste Management and serves as Chairman of the Americas Society/Council of the Americas. Mr. Gluski is a magna cum laude graduate of Wake Forest University and holds an M.A. and a Ph.D. in Economics from the University of Virginia.
Tish Mendoza, 50 years old, has served as Executive Vice President and Chief Human Resources Officer since February 2021. Prior to assuming her current position, Ms. Mendoza was Senior Vice President, Global Human Resources and Internal Communications and Chief Human Resources Officer from 2012, Vice President of Human Resources, Global Utilities from 2011 to 2012, Vice President of Global Compensation, Benefits and HRIS, including Executive Compensation, from 2008 to 2011, and acted in the same capacity as the Director of the

51 | 2025 Annual Report

function from 2006 to 2008. Ms. Mendoza is a member of the boards of IPALCO, and Fluence Energy, Inc., and sits on AES’ compensation and benefits committees. Prior to joining AES, Ms. Mendoza was Vice President of Human Resources for a product company in the Treasury Services division of JP Morgan Chase and Vice President of Human Resources and Compensation and Benefits at Vastera, Inc., a former technology and managed services company. Ms. Mendoza earned certificates in Leadership and Human Resource Management, and a bachelor’s degree in Business Administration and Human Resources.
Juan Ignacio Rubiolo, 49 years old, was appointed as Executive Vice President, Chief Operating Officer and President of the Energy Infrastructure SBU effective March 2, 2026. Prior to assuming his current position, Mr. Rubiolo served as Executive Vice President and President of the Energy Infrastructure SBU since March 2023, Executive Vice President and President of International Businesses from January 2022 to March 2023, Senior Vice President and President of the MCAC SBU from March 2018 to January 2022, as the Chief Executive Officer of AES Mexico from 2014 to March 2018, and as a Vice President of the Commercial team of the MCAC SBU from 2013 to 2014. Mr. Rubiolo joined AES in 2001 and has worked in AES businesses in the Philippines, Argentina, Mexico, Panama, and the Dominican Republic. Mr. Rubiolo serves on the boards of AES Andes, and AES Colombia. Mr. Rubiolo has a Science Degree in Business from the Universidad Austral of Argentina, a Master of Project Management from the Quebec University in Canada and has completed the executive business and leadership program at the University of Virginia.
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
Our CEO provided a certification pursuant to Section 303A of the New York Stock Exchange Listed Company Manual on May 20, 2025.
Our Code of Business Conduct ("Code of Conduct") and Corporate Governance Guidelines have been adopted by our Board of Directors. The Code of Conduct is intended to govern, as a requirement of employment, the actions of everyone who works at AES, including employees of our subsidiaries and affiliates. Our Ethics and Compliance Department provides training, information, and certification programs for AES employees related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies on corruption, bribery, money laundering, and associations with terrorists groups. The Code of Conduct and the Corporate Governance Guidelines are located in their entirety on our website. Any person may obtain a copy of the Code of Conduct or the Corporate Governance Guidelines without charge by making a written request to: Corporate Secretary, The AES Corporation, 4300 Wilson Boulevard, Arlington, VA 22203. If any amendments to, or waivers from, the Code of Conduct or the Corporate Governance Guidelines are made, we will disclose such amendments or waivers on our website.
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

52 | 2025 Annual Report

Risks Associated with our Operations
The operation of power generation, distribution and transmission facilities involves significant risks.
We are in the business of generating and distributing electricity, which involves certain risks that can adversely affect financial and operating performance, including:
•changes in the availability of our generation facilities or distribution systems due to increases in scheduled and unscheduled plant outages, equipment failure, failure of transmission systems, labor disputes, disruptions in fuel supply, poor hydrologic and wind conditions, inability to comply with regulatory or permit requirements, or catastrophic events such as fires, floods, storms, hurricanes, earthquakes, dam failures, tsunamis, explosions, terrorist acts, vandalism, cyber-attacks or other similar occurrences; and
•changes in our operating cost structure, including, but not limited to, increases in costs relating to gas, coal, oil, and other fuel; fuel transportation; purchased electricity; operations, maintenance, and repair; environmental compliance, including the cost of purchasing emissions offsets and capital expenditures to install environmental emission equipment; transmission access; and insurance.
Our businesses require reliable transportation sources (including related infrastructure such as roads, ports, and rail), power sources and water sources to access and conduct operations. The availability and cost of this infrastructure affects capital and operating costs and levels of production and sales. Limitations or interruptions in this infrastructure or at the facilities of our subsidiaries, including as a result of third parties intentionally or unintentionally disrupting this infrastructure or the facilities of our subsidiaries, could impede their ability to produce electricity.
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
Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks, such as earthquakes, floods, lightning, hurricanes and wind, hazards, such as fire, explosion, collapse and machinery failure, are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error, or actions of third parties or other external events. The control and management of these risks depend upon adequate development and training of personnel and on operational procedures, preventative maintenance plans, and specific programs supported by quality control systems, which may not prevent the occurrence and impact of these risks.
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
The hazards described above, along with other safety hazards associated with our operations, can cause significant personal injury or loss of life, severe damage to and destruction of property, plant, and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties.
Furthermore, we and our affiliates are parties to material litigation and regulatory proceedings. See Item 3.— Legal Proceedings below. There can be no assurance that the outcomes of such matters will not have a material adverse effect on our consolidated financial position.

53 | 2025 Annual Report

Our renewable energy projects and other initiatives face considerable uncertainties.
Wind, solar, and energy storage projects are subject to substantial risks. In particular, in the U.S., AES’ renewable energy generation growth strategy has depended in part on federal, state, and local government policies and incentives that support the development, financing, ownership, and operation of renewable energy generation projects, including investment tax credits, production tax credits, accelerated depreciation, renewable portfolio standards, feed-in-tariffs, and similar programs, REC mechanisms and compliance programs, and tax exemptions. More recently, the favorable regulatory regimes associated with the U.S. Inflation Reduction Act of 2022 have been curtailed by the passage of H.R. 1 (the "2025 Act"). See Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties—Macroeconomic and Political—U.S. Tax Law Reform and U.S. Renewable Energy Tax Credits. If these policies and incentives are further changed or eliminated, if pending tax guidance related to these policies is adverse, or AES is otherwise unable to use these policies or incentives, there could be a material adverse impact on AES’ U.S. renewable growth opportunities, including fewer future PPAs, decreased revenues, reduced economic returns on certain project company investments, increased financing costs, and/or difficulty obtaining financing. Further, the adoption of the 2025 Act requires the issuance of tax guidance, some of which has not yet been issued, that may further impact our projects.
In addition, new tariffs, duties, or other assessments have been imposed on the imports of solar cells, modules, batteries, or other equipment utilized in our renewable energy projects. Any such developments could impede the realization of our U.S. renewables strategy by resulting in, among other items, lack of a satisfactory market for the development and/or financing of our U.S. renewable energy projects, abandoning the development of certain U.S. renewable energy projects, a loss of our investments in the projects, and/or reduced project returns.
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
As a result, these types of projects face considerable risk, including that favorable regulatory regimes are further adversely modified. At the development or acquisition stage, our ability to predict actual performance results may be hindered and the projects may not perform as predicted. There are also risks associated with the fact that some of these projects exist in markets where long-term fixed-price contracts for the major cost and revenue components may be unavailable, which in turn may result in these projects having relatively high levels of volatility. These projects can be capital-intensive and generally are designed with a view to obtaining third-party financing, which may be difficult to obtain. As a result, these capital constraints may reduce our ability to develop or obtain third-party financing for these projects.
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
Additionally, in the U.S., there is a significant backlog of interconnection requests for renewables and battery storage projects and the average time for receiving interconnection approvals is over four years, with significant variations across projects and regions. Our existing interconnection requests may also be subject to regulatory changes that could negatively impact the timing or cost associated with obtaining interconnection approval. Some RTOs, such as PJM, have recently implemented or are considering accelerated or supplemental interconnection processes for high-capacity factor resources or for resources that service a resource adequacy need or new load,

54 | 2025 Annual Report

which could result in delays or cost increases to existing or future interconnection requests of intermittent renewable energy projects, such as solar and wind. Additional measures could be considered by RTOs, transmission owners, or governmental authorities to foster or accelerate deployment or utilization of certain high-capacity factor technologies in a manner that negatively impacts the development of solar or wind projects. There are also severe bottlenecks in the transmission system and the build-out of renewables to meet policy goals for renewable deployment will require substantial upgrades to the transmission network. These upgrades may also be delayed by the accelerated or supplemental interconnection of high-capacity factor resources, as discussed above.
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
If the project does not proceed, our subsidiaries may retain certain liabilities. Furthermore, we may undertake significant development costs and subsequently not proceed with a particular project. We believe that capitalized costs for projects under development are recoverable; however, there can be no assurance that any individual project will reach commercial operation. If development efforts are not successful, we may abandon certain projects, resulting in writing off the costs incurred, expensing related capitalized development costs incurred, and incurring additional losses associated with any related contingent liabilities.
We do a significant amount of business outside the U.S., including in developing countries.
A significant amount of our revenue is generated in developing countries, and we intend to expand our business in certain developing countries in which AES or its customers have an existing presence. International operations, particularly in developing countries, entail significant risks and uncertainties, including:
•economic, social, and political instability in any particular country or region;
•adverse changes in currency exchange rates;
•government restrictions on converting currencies or repatriating funds;
•unexpected changes in foreign laws and regulations or in trade, monetary, fiscal, or environmental policies;
•high inflation and monetary fluctuations;
•restrictions on imports of solar panels, wind turbines, coal, oil, gas, or other raw materials;
•threatened or consummated expropriation or nationalization of our assets by foreign governments;
•unexpected delays in permitting and governmental approvals;
•unexpected changes or instability affecting our strategic partners in developing countries;
•failure to comply with the U.S. Foreign Corrupt Practices Act, or other applicable anti-bribery regulations;
•unwillingness of governments, agencies, similar organizations, or other counterparties to honor contracts;
•unwillingness of governments, government agencies, courts, or similar bodies to enforce contracts that are economically advantageous to AES and less beneficial to government or private party counterparties, against those counterparties;
•inability to obtain access to fair and equitable political, regulatory, administrative, and legal systems;
•adverse changes in government tax policy and tax consequences of operating in multiple jurisdictions;
•difficulties in enforcing our contractual rights or enforcing judgments or obtaining a favorable result in local jurisdictions; and
•inability to attract and retain qualified personnel.
Developing projects in less developed economies also entails greater financing risks, and such financing may only be available from multilateral or bilateral international financial institutions or agencies that require governmental guarantees for certain project and sovereign-related risks. There can be no assurance that project financing will be available or that, once secured, will provide similar terms or flexibility as would be expected from a commercial lender.
Further, our operations may experience volatility in revenues and operating margin caused by regulatory and economic difficulties, political instability, and currency devaluations, which may increase the uncertainty of cash flows from these businesses.

55 | 2025 Annual Report

Any of these factors could have a material, adverse effect on our business, results of operations and financial condition.
Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the wholesale electricity markets.
Some of our businesses sell or buy electricity in the spot markets when they operate at levels that differ from their power sales agreements or retail load obligations or when they do not have any powers sales agreements. Our businesses may also buy electricity in the wholesale spot markets. As a result, we are exposed to the risks of rising and falling prices in those markets. The open market wholesale prices for electricity can be volatile and generally reflect the variable cost of the source generation which could include renewable sources at near zero pricing or thermal sources subject to fluctuating cost of fuels such as coal, natural gas, or oil derivative fuels in addition to other factors described below. Consequently, any changes in the generation supply stack and cost of coal, natural gas, or oil derivative fuels may impact the open market wholesale price of electricity.
Volatility in market prices for fuel and electricity may result from, among other things:
•plant availability in the markets generally;
•availability and effectiveness of transmission facilities owned and operated by third parties;
•competition and new entrants;
•seasonality, hydrology, and other weather conditions;
•illiquid markets;
•transmission, transportation constraints, inefficiencies, and/or availability;
•renewables source contribution to the supply stack;
•increased adoption of distributed generation;
•energy efficiency and demand side resources;
•available supplies of coal, natural gas, and crude oil and refined products;
•generating unit performance;
•natural disasters, terrorism, wars, embargoes, pandemics, and other catastrophic events;
•energy, market and environmental regulation, legislation, and policies;
•general economic conditions that impact demand and energy consumption; and
•bidding behavior and market bidding rules.
Wholesale power prices may experience significant volatility in our markets which could impact our operations and opportunities for future growth.
The wholesale prices offered for electricity have been volatile in the markets in which we operate due to a variety of factors, including the increased penetration of renewable generation and energy storage resources, low-priced natural gas, demand side management, new regulations, and market rules. The levelized cost of electricity from new solar and wind generation sources has decreased substantially over the past decade as solar panel costs and wind turbine costs have declined, while wind and solar capacity factors have increased. These renewable resources have no fuel costs and very low operational costs, while only operating during certain periods of time (daylight) or weather conditions (higher winds). This, combined with changes in oil, gas, and coal pricing, has led to increasingly volatile electricity markets across our markets. Changing weather conditions can also directly impact electricity supply, demand, and generations sources, leading to price volatility.
Volatility in wholesale prices could have a material adverse impact on the financial performance of our existing generation assets to the extent they currently sell or buy power into the spot market to serve our contracts or will seek to sell power into the spot market once our contracts expire.

56 | 2025 Annual Report

Further, the Chinese market has driven global materials demand and pricing for commodities, many of which are produced in our key electricity markets in South America. Volatility in economic growth in China could result in lower economic growth and lower demand for electricity in our key markets.
We may not have adequate risk mitigation or insurance coverage for liabilities.
Power generation, distribution and transmission involves hazardous activities. We may become exposed to significant liabilities for which we may not have adequate risk mitigation and/or insurance coverage. Furthermore, through AGIC, AES’ captive insurance company, we take certain insurance risk on our businesses. We maintain an amount of insurance protection that we believe is customary, but there can be no assurance it will be sufficient or effective in light of all circumstances, hazards, or liabilities to which we may be subject. Our insurance does not cover every potential risk associated with our operations. Adequate coverage at reasonable rates is not always obtainable. In particular, the availability of insurance for coal-fired generation assets has decreased as certain insurers have opted to discontinue or limit offering insurance for such assets. Certain insurers have also withdrawn from insuring hydroelectric assets. We cannot provide assurance that insurance coverage will continue to be available in the amounts or on terms similar to our current policies. In addition, insurance may not fully cover the liability or the consequences of any business interruptions such as natural catastrophes, equipment failure, or labor dispute. The occurrence of a significant adverse event not adequately covered by insurance could have a material adverse effect on our business, results or operations, financial condition, and prospects.
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

57 | 2025 Annual Report

were to acquire any of these types of businesses, there can be no assurance that we will be successful in transitioning them to private ownership or that we will not incur unforeseen obligations or liabilities.
Competition is increasing and could adversely affect us.
The power production markets in which we operate are characterized by numerous strong and capable competitors, many of whom may have extensive and diversified developmental or operating experience (including both domestic and international) and financial resources similar to, or greater than, ours. Further, in recent years, the power production industry has been characterized by strong and increasing competition with respect to both obtaining power sales agreements and acquiring existing power generation assets. In certain markets, these factors have caused reductions in prices contained in new power sales agreements and, in many cases, have caused higher acquisition prices for existing assets through competitive bidding practices. The evolution of competitive electricity markets and the development of highly efficient gas-fired power plants and renewables such as wind and solar have also caused, and could continue to cause, price pressure in certain power markets where we sell or intend to sell power. In addition, the introduction of low-cost disruptive technologies or the entry of non-traditional competitors into our sector and markets could adversely affect our ability to compete, which could have a material adverse effect on our businesses, operating results, and financial condition.
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
The financial performance of our facilities is dependent on the credit quality of, and continued performance by, suppliers and customers. At times, we rely on a single customer or a few customers to purchase all or a significant portion of a facility's output, in some cases under long-term agreements that account for a substantial percentage of the anticipated revenue from a given facility. Counterparties to these agreements may breach or may be unable to perform their obligations, due to bankruptcy, insolvency, financial distress or other factors. Furthermore, in the event of a bankruptcy or similar insolvency-type proceeding, our counterparty can seek to reject our existing PPA under the U.S. Bankruptcy Code or similar bankruptcy laws, including those in Puerto Rico. We may not be able to enter into replacement agreements on terms as favorable as our existing agreements, and may have to sell power at market prices. A counterparty's breach of a PPA or other agreement could also result in the breach of other agreements, including the affected businesses' debt agreements. Any failure of a supplier or customer to fulfill its contractual obligations could have a material adverse effect on our financial results.
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

58 | 2025 Annual Report

remaining investment in obsolete assets, or if implemented technology fails to operate as intended, our businesses, operating results and financial condition could be materially adversely affected.
Cyber-attacks and data security breaches could harm our business.
Our business relies on electronic systems and network technologies to operate our generation, transmission and distribution infrastructure. We also use various financial, accounting and other infrastructure systems. Additionally, we store and use customer, employee, and other personal information and other confidential and sensitive information. Our infrastructure may be targeted by nation states, hacktivists, criminals, insiders or terrorist groups. In particular, there has been an increased focus on the U.S. energy grid believed to be related to various geopolitical conflicts. Such an attack, by hacking, malware or other means, may interrupt our operations, cause property damage, affect our ability to control our infrastructure assets, cause the release of sensitive customer information or limit communications with third parties. Any loss or corruption of confidential or proprietary data through a breach of our systems or certain of our third-party vendor systems may:
•impact our operations, revenue, strategic objectives, or customer and vendor relationships;
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
Regional or global outbreaks of infectious or contagious diseases, such as occurred during the COVID-19 pandemic, could have material and adverse effects on our results of operations, financial condition, and cash flows due to, among other factors:
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

59 | 2025 Annual Report

•negative impacts on the health of our essential personnel and on our operations as a result of implementing stay-at-home, quarantine, curfew, and other social distancing measures;
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
•delays in achieving our financial goals, strategy, and digital transformation;
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
Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, reputation, and prospects.
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
In addition, we are dependent upon hydrological conditions prevailing from time to time in the broad geographic regions in which our hydroelectric generation facilities are located. Changes in temperature, precipitation and snowpack conditions also could affect the amount and timing of hydroelectric generation. To the extent that hydrological conditions result in droughts or other conditions negatively affect our hydroelectric generation business, such as has happened in Panama in 2019 and Colombia in 2024, our results of operations can be materially adversely affected. Additionally, our contracts in certain markets where hydroelectric facilities are prevalent may require us to purchase power in the spot markets when our facilities are unable to operate at anticipated levels and the price of such spot power may increase substantially in times of low hydrology.
Severe weather and natural disasters may present significant risks to our business.

60 | 2025 Annual Report

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
Depending on the nature and location of the facilities and infrastructure affected, any such incident also could cause catastrophic fires; releases of natural gas, natural gas odorant, or other greenhouse gases; explosions, spills or other significant damage to natural resources or property belonging to third parties; personal injuries, health impacts, or fatalities; or present a nuisance to impacted communities. Such incidents may also impact our business partners, supply chains, and transportation, which could negatively impact construction projects and our ability to provide electricity and natural gas to our customers.
A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage, or distribution systems in the event of a hurricane, tornado, or other severe weather event, or otherwise, could prevent us from operating our business in the normal course and could result in any of the adverse consequences described above. At our businesses where cost recovery is available, recovery of costs to restore service and repair damaged facilities is or may be subject to regulatory approval, and any determination by the regulator not to permit timely and full recovery of the costs incurred. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, reputation, and prospects.
We do not control certain aspects of our joint ventures or our equity method investments.
We have invested in some joint ventures in which our subsidiaries share operational, management, investment, and/or other control rights with our joint venture partners. In many cases, we may exert influence over the joint venture pursuant to a management contract, by holding positions on the board of the joint venture company or on management committees and/or through certain limited governance rights, such as rights to veto significant actions. However, we do not always have this type of influence over the project or business, and we may be dependent on our joint venture partners or the management team of the joint venture to operate, manage, invest, or otherwise control such projects or businesses. Our joint venture partners or the management team of our joint ventures may not have the level of experience, technical expertise, human resources, management, and other attributes necessary to operate these projects or businesses optimally, and they may not share our business priorities. In some joint venture agreements in which we do have majority control of the voting securities, we have entered into shareholder agreements granting minority rights to the other shareholders.
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
Further, we have a significant equity method investment in Fluence. As a publicly listed company, Fluence is governed by its own Board of Directors, whose members have fiduciary duties to the Fluence shareholders. While we have certain rights to appoint representatives to the Fluence Board of Directors, the interests of the Fluence shareholders, as represented by the Fluence Board of Directors, may not align with our interests or the interests of our securityholders. In recent years, Fluence has reported a material weakness in its internal control over revenue recognition that was remediated as of December 31, 2024. If there is a material weakness in the future, that can impact the reliability of the Fluence financial information that we may include as part of our financial information.
In addition, we are generally dependent on the management team of our equity method investments to operate and control such projects or businesses. While we may exert influence pursuant to having positions on the boards

61 | 2025 Annual Report

of such investments and/or through certain limited governance rights, such as rights to veto significant actions, we do not always have this type of influence, and the scope and impact of such influence may be limited. The management teams of our equity method investments may not have the level of experience, technical expertise, human resources, management, and other attributes necessary to operate these projects or businesses optimally, and they may not share our business priorities, which could have a material adverse effect on the value of such investments as well as our growth, business, financial condition, results of operations and prospects.
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
We routinely enter into contracts to hedge a portion of our purchase and sale commitments for electricity, fuel requirements, and other commodities to lower our financial exposure related to commodity price fluctuations. As part of this strategy, we routinely utilize fixed price or indexed forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges. We also enter into contracts which help us manage our interest rate exposure. However, we may not cover the entire exposure of our assets or positions to market price or interest rate volatility, and the coverage will vary over time. Furthermore, the risk management practices we have in place may not always perform as planned. In particular, if prices of commodities or interest rates significantly deviate from historical prices or interest rates or if the price or interest rate volatility or distribution of these changes deviates from historical norms, our risk management practices may not protect us from significant losses. As a result, fluctuating commodity prices or interest rates may negatively impact our financial results to the extent we have unhedged or inadequately hedged positions. In addition, certain types of economic hedging activities may not qualify for hedge accounting under U.S. GAAP, resulting in increased volatility in our net income. The Company may also suffer losses associated with "basis risk," which is the difference in performance between the hedge instrument and the underlying exposure (usually the pricing node of the generation facility). Furthermore, there is a risk that the current counterparties to these arrangements may fail or are unable to perform part or all of their obligations under these arrangements, while we seek to protect against that by utilizing strong credit requirements and exchange trades, these protections may not fully cover the exposure in the event of a counterparty default. For our businesses with PPA pricing that does not completely pass through our fuel costs, the businesses attempt to manage the exposure through flexible fuel purchasing and timing of entry and terms of our fuel supply agreements; however, these risk management efforts may not be successful and the resulting commodity exposure could have a material impact on these businesses and/or our results of operations.
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
We have 29 defined benefit plans, five at U.S. subsidiaries and the remaining plans at foreign subsidiaries, which cover substantially all of the employees at these subsidiaries. Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, the expected life span

62 | 2025 Annual Report

of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be incorrect, resulting in a shortfall of pension plan assets compared to pension obligations under the pension plan. We periodically evaluate the value of the pension plan assets to ensure that they will be sufficient to fund the respective pension obligations. Downturns in the debt and/or equity markets, or the inaccuracy of any of our significant assumptions underlying the estimates of our subsidiaries' pension plan obligations, could result in a material increase in pension expense and future funding requirements. Our subsidiaries that participate in these plans are responsible for satisfying the funding requirements required by law in their respective jurisdictions for any shortfall of pension plan assets as compared to pension obligations under the pension plan, which may necessitate additional cash contributions to the pension plans that could adversely affect our and our subsidiaries' liquidity. See Item 7.—Management's Discussion and Analysis—Critical Accounting Policies and Estimates—Pension and Other Postretirement Plans and Note 16—Benefit Plans included in Item 8.—Financial Statements and Supplementary Data.
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
Our ability to predict, influence or respond appropriately to changes in law or regulatory schemes, including obtaining expected or contracted increases in electricity tariff or contract rates or tariff adjustments for increased expenses, could adversely impact our results of operations. Furthermore, changes in laws or regulations or changes in the application or interpretation of regulatory provisions in jurisdictions where we operate, particularly at our utilities where electricity tariffs are subject to regulatory review or approval, could adversely affect our business, including:
•changes in the determination, definition, or classification of costs to be included as reimbursable or pass-through costs to be included in the rates we charge our customers, including but not limited to costs incurred to upgrade our power plants to comply with more stringent environmental regulations;
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
Furthermore, in many countries where we conduct business, the regulatory environment is constantly changing and it may be difficult to predict the impact of the regulations on our businesses. The impacts described above could also result from our efforts to comply with European Market Infrastructure Regulation, which includes regulations

63 | 2025 Annual Report

related to the trading, reporting, and clearing of derivatives and similar regulations may be passed in other jurisdictions where we conduct business. Any of the above events may result in lower operating margins and financial results for the affected businesses.
Several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits, and reputational risk associated with CCR.
CCR generated at our current and former coal-fired generation plant sites, is currently handled and/or has been handled by: placement in onsite CCR ponds; disposal and beneficial use in onsite and offsite permitted, engineered landfills; use in various beneficial use applications, including encapsulated uses and structural fill; and used in permitted offsite mine reclamation. CCR currently remains onsite at several of our facilities, including in CCR ponds. The EPA's final CCR rule provides that enforcement actions can be commenced by the EPA, states, or territories, and private lawsuits. Compliance with the U.S. federal CCR rule; amendments to the federal CCR rule; or federal, state, territory, or foreign rules or programs addressing CCR may require us to incur substantial costs. In addition, the Company and our businesses may face CCR-related lawsuits in the United States and/or internationally that may expose us to unexpected potential liabilities. Furthermore, CCR-related litigation may also expose us to unexpected costs. In addition, CCR, and its production at several of our facilities, have been the subject of significant interest from environmental non-governmental organizations and have received national and local media attention. The direct and indirect effects of such media attention, and the demands of responding to and addressing it, may divert management time and attention. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, reputation, and prospects.
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

64 | 2025 Annual Report

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
Our businesses are subject to stringent environmental laws, rules, and regulations.
Our businesses are subject to stringent environmental laws and regulations by many federal, regional, state, and local authorities, international treaties, and foreign governmental authorities. These laws and regulations generally concern emissions into the air, effluents into the water, use of water, wetlands preservation, remediation of contamination, waste disposal, endangered species, and noise regulation. Failure to comply with such laws and regulations or to obtain or comply with any associated environmental permits could result in fines or other sanctions. For example, in recent years, the EPA has issued NOVs to a number of coal-fired generating plants alleging wide-spread violations of the new source review and prevention of significant deterioration provisions of the CAA. The EPA has brought suit against and obtained settlements with many companies for allegedly making major modifications to coal-fired generating units without proper permit approvals and without installing best available control technology. The primary focus of these NOVs has been emissions of SO2 and NOx and the EPA has imposed fines and required companies to install improved pollution control technologies to reduce such emissions. In addition, state regulatory agencies and non-governmental environmental organizations have pursued civil lawsuits against power plants in situations that have resulted in judgments and/or settlements requiring the installation of expensive pollution controls or the accelerated retirement of certain electric generating units.
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
International, federal, and various regional and state authorities regulate GHG emissions and have created financial incentives to reduce them. In 2025, the Company's subsidiaries operated businesses that had total direct CO2 equivalent emissions of approximately 29 million metric tonnes, approximately 11 million of which were emitted by our U.S. businesses (both figures are ownership adjusted). The Company uses CO2 emission estimation methodologies supported by "The Greenhouse Gas Protocol" reporting standard on GHG emissions. For existing power generation plants, CO2 emissions data are either obtained directly from plant continuous emission monitoring systems or calculated from actual fuel heat inputs and fuel type CO2 emission factors. While actual emissions may vary substantially; certain projects under construction or development when completed will increase emissions of our portfolio and therefore could increase the risks associated with regulation of GHG emissions.
There currently is no U.S. federal legislation imposing mandatory GHG emission reductions (including for CO2) that affects our electric power generation facilities; however, in 2015, the EPA promulgated a rule establishing New Source Performance Standards for CO2 emissions for newly constructed and modified/reconstructed fossil-fueled electric utility steam generating units larger than 25 MW and in 2018 proposed revisions to the rule. On May 9, 2024, the EPA published the final NSPS requiring carbon capture and sequestration for new and reconstructed baseload stationary combustion turbines, among other requirements. The EPA did not finalize revisions to the NSPS

65 | 2025 Annual Report

for newly constructed or reconstructed coal-fired electric utility steam generating units as proposed in 2018. In 2019, the EPA promulgated the Affordable Clean Energy (ACE) Rule which would have replaced the EPA's 2015 Clean Power Plan Rule ("CPP"). However, on January 19, 2021, the D.C. Circuit vacated and remanded the ACE Rule. Subsequently, on June 30, 2022, the Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion, holding that the “generation shifting” approach in the CPP exceeded the authority granted to the EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 Supreme Court decision, on October 27, 2022, the D.C. Circuit issued a partial mandate, holding pending challenges to the ACE Rule in abeyance. On May 9, 2024, the EPA published the final rule regulating GHGs from existing EGUs pursuant to Section 111(d) of the Clean Air Act and effective on July 8, 2024. Existing EGUs are those that were constructed prior to January 8, 2014. Depending on various EGU-specific factors, the bases of emissions guidelines for natural gas-fired units include the use of uniform fuels and routine methods of operation and maintenance and the bases of emissions guidelines for coal-fired units include 40% natural gas co-firing or carbon capture and sequestration with 90% capture of CO2 depending on the date that coal operations cease. Specific standards for performance for EGUs will be established through a State Plan (or a Federal Plan if the state of Indiana were to not submit an approvable plan). The May 2024 rule is subject to legal challenges. On February 18, 2026, the EPA published a final rule to rescind the 2009 greenhouse gas endangerment finding (which had concluded that greenhouse gases endanger public health and welfare). The impact of the results of further proceedings and potential future greenhouse gas emissions regulations remains uncertain, but it could be material.
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
In addition to government regulators, many groups, including politicians, environmentalists, the investor community, and other private parties have expressed increasing concern about GHG emissions. Regulation, such as the initiatives in Chile and the Puerto Rico Energy Public Policy Act, may adversely affect our operations. Responding to these decarbonization initiatives, including developments in our strategy in line with these initiatives may present challenges to our business. We may be unable to develop our renewables platform as quickly as anticipated. Further, we may be unable to dispose of coal-fired generation assets at anticipated prices, the estimated useful lives of these assets may decrease, and the value of such assets may be impaired. These

66 | 2025 Annual Report

initiatives could also result in the early retirement of coal-fired generation facilities, which could result in stranded costs if regulators disallow full recovery of investments.
Negative public perception of our GHG emissions could have an adverse effect on our relationships with third parties, our ability to attract additional customers, our business development opportunities, and our ability to access finance and insurance for our coal-fired generation assets.
In addition, plaintiffs previously brought tort lawsuits that were dismissed against the Company because of its subsidiaries' GHG emissions. Future similar lawsuits may prevail or result in damages awards or other relief. We may also be subject to risks associated with the impact on weather conditions. See Certain of our businesses are sensitive to variations in weather and hydrology and Severe weather and natural disasters may present significant risks to our business and adversely affect our financial results within this section for more information. If any of the foregoing risks materialize, costs may increase or revenues may decrease and there could be a material adverse effect on our results of operations, financial condition, cash flows, and reputation.
Concerns about data privacy have led to increased regulation and other actions that could impact our businesses.
In the ordinary course of business, we collect and retain sensitive information, including personal identifiable information about customers, employees, customer energy usage and other information, as well as information regarding business partners and other third parties, some of which may constitute confidential information. The theft, damage or improper disclosure of sensitive electronic data collected by us can subject us to penalties for violation of applicable privacy laws, subject us to claims from third parties, require compliance with notification and monitoring regulations, and harm our reputation. Although we maintain technical and organizational measures to protect personal identifiable information and other confidential information, breaches of, or disruptions to, our information technology systems could result in legal claims, liability or penalties under privacy laws or damage to operations or to the company's reputation, which could adversely affect our business.
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
We operate in the U.S. and various non-U.S. jurisdictions and are subject to the tax laws and regulations of the U.S. federal, state, and local governments and of many non-U.S. jurisdictions. From time to time, legislative measures may be enacted that could adversely impact our overall tax positions regarding income or other taxes, our effective tax rate or tax payments. In the U.S., the IRA includes a 15% corporate alternative minimum tax based on adjusted financial statement income. In June 2025, the IRS began releasing interim guidance for CAMT and announced its intention to revise regulations that were proposed in September 2024. The impact to the Company in 2025 is not material. We will continue to monitor the issuance of CAMT revised guidance.
In the fourth quarter of 2022, the European Commission adopted an amended Directive on Pillar 2 establishing a global minimum tax at a 15% rate. The adoption required EU Member States to transpose the Directive into their respective national laws by December 31, 2023 for the rules to have come into effect as of January 1, 2024. The Netherlands, Bulgaria, and Vietnam adopted legislation to implement Pillar 2 effective as of January 1, 2024. The impact to the Company during 2025 was not material. On January 5, 2026, the OECD published a side-by-side package to modify the Pillar 2 system in a manner that will fully exclude domestic and foreign profits of US-parented groups from Pillar 2’s Undertaxed Profits Rule and Income Inclusion Rule. The side-by-side package is intended to take effect as of January 1, 2026, but is subject to enactment of legislation in the local jurisdictions. We will continue to monitor the issuance of legislation in other non-EU countries where the Company operates that are considering Pillar 2 amendments. The impact to the Company remains unknown but may be material.

67 | 2025 Annual Report

Risks Related to our Indebtedness and Financial Condition
We have a significant amount of debt.
As of December 31, 2025, we had approximately $30 billion of outstanding indebtedness on a consolidated basis. All outstanding borrowings under The AES Corporation's revolving credit facilities are unsecured. Most of the debt of The AES Corporation's subsidiaries, however, is secured by substantially all of the assets of those subsidiaries. A substantial portion of cash flow from operations must be used to make payments on our debt. Furthermore, since a significant percentage of our assets are used to secure this debt, this reduces the amount of collateral available for future secured debt or credit support and reduces our flexibility in operating these secured assets. This level of indebtedness and related security could have other consequences, including:
•making it more difficult to satisfy debt service and other obligations;
•increasing our vulnerability to general adverse industry and economic conditions, including adverse changes in foreign exchange rates, interest rates, and commodity prices;
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
The agreements governing our indebtedness, including the indebtedness of our subsidiaries, limit, but do not prohibit the incurrence of additional indebtedness. If we were to become more leveraged, the risks described above would increase. Further, our actual cash requirements may be greater than expected and our cash flows may not be sufficient to repay all of the outstanding debt as it becomes due. In that event, we may not be able to borrow money, sell assets, raise equity, or otherwise raise funds on acceptable terms to refinance our debt as it becomes due. In addition, our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at that time. Any refinancing of our debt could result in higher interest rates or more onerous covenants that restrict our business operations. See Note 12—Obligations included in Item 8.—Financial Statements and Supplementary Data for a schedule of our debt maturities.
The AES Corporation's ability to make payments on its outstanding indebtedness is dependent upon the receipt of funds from our subsidiaries.
The AES Corporation is a holding company with no material assets other than the stock of its subsidiaries. Almost all of The AES Corporation's cash flow is generated by the operating activities of its subsidiaries. Therefore, The AES Corporation's ability to make payments on its indebtedness and to fund its other obligations is dependent not only on the ability of its subsidiaries to generate cash, but also on the ability of the subsidiaries to distribute cash to it in the form of dividends, fees, interest, tax sharing payments, loans or otherwise. Our subsidiaries face various restrictions in their ability to distribute cash. Most of the subsidiaries are obligated, pursuant to loan agreements, indentures, or non-recourse financing arrangements, to satisfy certain restricted payment covenants or other conditions before they may make distributions. Business performance and local accounting and tax rules may also limit dividend distributions. Subsidiaries in foreign countries may also be prevented from distributing funds as a result of foreign governments restricting the repatriation of funds or the conversion of currencies. Our subsidiaries are separate and distinct legal entities and, unless they have expressly guaranteed The AES Corporation's indebtedness, have no obligation, contingent or otherwise, to pay any amounts due pursuant to such debt or to make any funds available whether by dividends, fees, loans, or other payments.
Existing and potential future defaults by subsidiaries or affiliates could adversely affect us.
We attempt to finance our domestic and foreign projects through non-recourse debt or "non-recourse financing" that requires the loans to be repaid solely from the project's revenues and provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts and cash flow of that project subsidiary or affiliate. As of December 31, 2025, we had approximately $30 billion of outstanding indebtedness on a consolidated basis, of which approximately $6.0 billion was recourse debt of the Parent Company and approximately $23.2 billion was non-recourse debt. In some non-recourse financings, the Parent Company has explicitly agreed, in the form of guarantees, indemnities, letters of credit, letter of credit reimbursement agreements and agreements to pay, to undertake certain limited obligations and contingent liabilities, most of which will only be effective or will be terminated upon the occurrence of future events. In the case

68 | 2025 Annual Report

of our U.S. renewables projects involving tax equity investors or purchasers of tax credits, we provide customary Parent Company or subsidiary guarantees to the tax equity investors or tax credit purchasers that require the Parent Company or subsidiary to bear the risk of any IRS recapture or disallowance of certain tax benefits they receive in connection with the transaction.
Certain of our subsidiaries are in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in our Consolidated Balance Sheets related to such defaults was $20 million as of December 31, 2025. While the lenders under our non-recourse financings generally do not have direct recourse to the Parent Company, such defaults under non-recourse financings can:
•reduce the Parent Company's receipt of subsidiary dividends, fees, interest payments, loans, and other sources of cash because a subsidiary will typically be prohibited from distributing cash to the Parent Company during the pendency of any default;
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
The AES Corporation requires cash primarily to fund: principal repayments of debt, interest, dividends on our common stock, acquisitions, construction and other project commitments, other equity commitments (including business development investments); equity repurchases; taxes and Parent Company overhead costs. Our principal sources of liquidity are dividends and other distributions from our subsidiaries, proceeds from financings at the Parent Company, and proceeds from asset sales. See Item 7.—Management's Discussion and Analysis —Capital Resources and Liquidity. We believe that these sources will be adequate to meet our obligations for the foreseeable future, based on a number of material assumptions about access to capital or commercial lending markets, the operating and financial performance of our subsidiaries, exchange rates, our ability to sell assets, and the ability of our subsidiaries to pay dividends and other distributions; however, there can be no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than expected. In addition, our cash flow may not be sufficient to repay our debt obligations at maturity, and we may have to refinance such obligations. There can be no assurance that we will be successful in obtaining such refinancing on acceptable terms.
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
A downgrade in the credit ratings of The AES Corporation or its subsidiaries could adversely affect our access to the capital markets, interest expense, liquidity, or cash flow.

69 | 2025 Annual Report

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
Our internal controls, accounting policies, and practices are designed to enable us to evaluate transactions in a timely and accurate manner in compliance with GAAP, laws and regulations, taxation requirements, and federal securities laws and regulations in order to, among other things, disclose and report financial and other information in connection with our reporting requirements under federal securities, tax, and other laws and regulations. We have also implemented corporate governance, internal controls, and accounting policies and procedures in connection with the Sarbanes-Oxley Act of 2002. Our internal controls and policies have been and continue to be closely monitored by management and our Board of Directors. While we believe these controls, policies, practices, and systems are adequate to accurately and fairly reflect the transactions and dispositions of the assets of the Company, the identification of significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner could lead to undetected errors that could result in material misstatements in our financial statements.
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
AES’ Vice President Cybersecurity acts as the Chief Information Security Officer (“CISO”), reports to our Chief Digital Officer, and is the head of the Company’s cybersecurity team. The CISO is responsible for assessing and managing our cyber risk management program. In this role, the CISO informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk and has served in that position since 2024.
The CISO manages a global team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, cloud security, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats, and regulatory compliance. We rely on threat intelligence as well as other information obtained from governmental, public, or private sources, including contracted external consultants.
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

70 | 2025 Annual Report

In addition, the Company’s management team considers risks relating to cybersecurity, among other significant risks, and applicable mitigation plans to address such risks, at monthly performance review meetings. The Global Leadership Team, as well as the Vice President Global Financial Planning and Analytics, Vice President Global Treasurer, and Vice President Internal Audit, among others, participate in such meetings.
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

71 | 2025 Annual Report

ITEM 3. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits, and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of December 31, 2025. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a government authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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

72 | 2025 Annual Report

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
On March 23, 2021, the U.S. District Court for the Southern District of Indiana approved and entered a judicial consent decree among AES Indiana, the United States on behalf of the Environmental Protection Agency ("EPA"), and the Indiana Department of Environmental Management (“IDEM”). The decree resolved allegations by EPA and IDEM that AES Indiana had violated the federal Clean Air Act (“CAA”) at its Petersburg Station, which AES denies. Under the decree, AES Indiana agreed to certain emission limits and annual caps on NOx, SO2 and PM emissions at the four Units at the station; paid a civil penalty of $1.525 million; retired Units 1 and 2, spent $325,000 on an environmentally beneficial project to preserve local, ecologically-significant lands (notice of completion of which was provided May 8, 2025 and confirmed satisfactory by IDEM on September 8, 2025); and will spend a total of $5 million on a further environmental mitigation project to build and operate a new, non-emitting source of generation at the site.
In December 2018, a lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, and three other AES affiliates. The lawsuit purports to be brought on behalf of over 100 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths, and demands $476 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. The AES companies have moved to dismiss the lawsuit. That motion has been briefed and argued, and is under consideration by the relevant court of first instance. The AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
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

73 | 2025 Annual Report

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
On May 12, 2021, the Mexican Federal Attorney for Environmental Protection (the “Agency”) initiated an environmental audit at the Termoeléctrica del Peñoles thermal generation facility (“TEP”). On January 20, 2023, TEP was notified of the resolution issued by the Agency, which alleges breaches of air emission regulations, including the failure to submit reports. The resolution imposes a fine of $27,615,140 pesos (approximately $1.5 million), as well as a series of corrective measures. On March 3, 2023, TEP filed a lawsuit in an administrative court—The Specialized Chamber of the Federal Administrative Justice Tribunal (“Chamber”)—challenging the legality of the Agency’s resolution and fine. On May 30, 2025, the Chamber issued a final administrative ruling denying TEP’s lawsuit. On July 1, 2025, TEP appealed to the Federal District Court. TEP’s appeal challenges the constitutionality of the Agency’s regulations (demanda de amparo) and requests a stay of enforcement of the Chamber’s final administrative ruling. The appeal has been duly admitted and the Federal District Court’s decision on the injunction request is pending. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged charges relating to the Alto Maipo facility, all of which are categorized by the SMA as “serious.” The alleged charges include: untimely completion of certain intake works; insufficient capture species; non-compliance with certain forest management plan goals; and intervention of a restricted paleontological area. On February 16, 2023, the Alto Maipo project submitted an initial compliance program to the SMA. On December 9, 2024, the SMA rejected an updated version of the compliance program. On December 16, 2024, Alto Maipo submitted a petition for reconsideration of the rejection, which SMA denied on October 13, 2025. On October 15, 2025 Alto Maipo submitted to SMA its defense response to the four alleged charges. If Alto Maipo’s defense response arguments are not acceptable to the SMA, the imposition of fines is possible. Separately, Alto Maipo filed a legal action seeking annulment of the decision that rejected its proposed compliance program.

74 | 2025 Annual Report

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
On May 30, 2025, an arbitral tribunal (the “Tribunal”) of the International Centre for the Settlement of Investment Disputes (“ICSID”) issued an arbitration award in the Company’s favor (“Award”) in connection with a treaty arbitration initiated by the Company against the Argentine Republic (“Argentina”) under the US-Argentina bilateral investment treaty (“BIT”). In the Award, the Tribunal found that certain measures taken by Argentina in relation to its power sector, beginning in late 2001, breached the BIT. The Tribunal ordered Argentina to pay to the Company approximately $733 million in damages, including an award of costs, as well as accrued interest. In August 2025, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (“DDC”) to recognize and enforce the ICSID Award against Argentina. In September 2025, Argentina filed an application with ICSID to annul the Tribunal’s Award. In its application, Argentina also requested a stay of enforcement of the Award pending the completion of the annulment proceedings ("Stay Request"). Argentina’s annulment application, as well as its Stay Request, will be decided by a new three-person panel appointed by ICSID (“Annulment Panel”). In January 2026, ICSID appointed the Annulment Panel. The Company has opposed Argentina's Stay Request. Pending the Annulment Panel's decision on the Stay Request, the Company’s enforcement efforts in the DDC will be provisionally stayed. The Company can provide no assurance as to how the Annulment Panel will rule on Argentina’s Stay Request or the merits of the annulment application. Relatedly, measures to enforce the Award through judicial means entail a process that is inherently unpredictable; as a result, the Company cannot provide any assurance as to the timing or success of such enforcement measures. The Company may attempt to settle this dispute with Argentina. However, the Company can provide no assurances regarding the likelihood, substance, or timing of any such settlement.
On December 30, 2025, The Company received a complaint filed in Virginia state court by Sinolam LNG Terminal, SA and Sinolam Smarter Energy LNG Power Co. (collectively, “Plaintiffs”) against the Company, AES Latin America, S. de R.I., AES Panama, S.R.I. (“AES Panama”), AES Colon Holdings, S. de R.I., Costa Norte LNG Terminal S. de. R.I., Gas Natural del Atlantico S. de R.I., InterEnergy Holdings (UK) Limited (“IEHL”) (a third party), and Group Energy Gas Panama S. de. R.I. (a partnership between IEHL and AES Panama) (collectively, “Defendants”). In their complaint, the Plaintiffs allege that the Defendants interfered with the Plaintiffs’ efforts to

75 | 2025 Annual Report

develop an LNG-fired power plant and an LNG terminal in Panama. The Plaintiffs appear to seek recovery of alleged lost profits totaling about $4 billion, alleged out-of-pocket damages, interest, statutory damages, and other relief from the Defendants. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this lawsuit; however, there can be no assurances that it will be successful in its efforts.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

76 | 2025 Annual Report

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock Repurchase Program — The Board authorization permits the Parent Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. There can be no assurances as to the amount, timing, or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. The cumulative repurchases from the commencement of the Stock Repurchase Program in July 2010 through December 31, 2025 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of December 31, 2025, $264 million remained available for repurchase under the Stock Repurchase Program. No repurchases were made by The AES Corporation of its common stock in 2025, 2024, and 2023.
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol "AES."
Dividends
The Parent Company commenced a quarterly cash dividend in the fourth quarter of 2012. The Parent Company increased this dividend annually until 2025. The quarterly per-share cash dividends for the last three years are displayed below.

Commencing the fourth quarter of	2025	2024	2023
Cash dividend	$0.17595	$0.17595	$0.1725
The fourth quarter 2025 cash dividend was paid on February 13, 2026. The first quarter 2026 cash dividend was declared on February 19, 2026 and is consistent with the fourth quarter 2025 cash dividend. There can be no assurance the AES Board will declare a dividend in the future or, if declared, the amount of any dividend. Our ability to pay dividends will also depend on receipt of dividends from our various subsidiaries across our portfolio.
Under the terms of our revolving credit facilities, which we entered into with commercial bank syndicates, we have limitations on our ability to pay cash dividends and/or repurchase stock. Our subsidiaries' ability to declare and pay cash dividends to us is also subject to certain limitations contained in the project loans, governmental provisions, and other agreements to which our subsidiaries are subject. See the information contained under Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans of this Form 10-K.
Holders
As of February 26, 2026, there were approximately 3,219 record holders of our common stock.

77 | 2025 Annual Report

Performance Graph
THE AES CORPORATION
PEER GROUP INDEX/STOCK PRICE PERFORMANCE

250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
AES
S&P 500
S&P Utilities

Source: Bloomberg
We have selected the Standard and Poor's ("S&P") 500 Utilities Index as our peer group index. The S&P 500 Utilities Index is a published sector index comprising the 31 electric and gas utilities included in the S&P 500.
The five-year total return chart assumes $100 invested on December 31, 2020 in AES Common Stock, the S&P 500 Index, and the S&P 500 Utilities Index. The information included under the heading Performance Graph shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
ITEM 6. [RESERVED]

78 | 2025 Annual Report

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For discussion of the Company's year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K filed with the SEC on March 11, 2025.
Executive Summary
In 2025, AES delivered on its strategic and financial objectives. We completed construction of 3.2 GW of renewables and energy storage, and signed long-term PPAs for an additional 4.0 GW of new renewable energy. See Overview of our Strategy included in Item 1.—Business of this Form 10-K for further information.
Compared with last year, net income decreased $640 million, from $802 million to $162 million. This decrease is mainly driven by the prior year gain on sale of AES Brasil, lower earnings at the Energy Infrastructure SBU primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA and lower net derivative gains, higher day-one losses on the commencement of sales-type leases at AES Clean Energy, and higher unrealized foreign currency losses; partially offset by income tax benefit mainly driven by tax credit transfers compared to prior year income tax expense, higher contributions from new projects and better hydrology in the Renewables SBU, and higher retail margin at the Utilities SBU under the 2024 Base Rate Order at AES Indiana and the 2024 DRC Settlement at AES Ohio.
Adjusted EBITDA, a non-GAAP measure, increased $232 million, from $2,639 million to $2,871 million, mainly driven by higher contributions from new projects and better hydrology in the Renewables SBU, and higher retail margin at the Utilities SBU; partially offset by higher prior year revenues from the monetization of the Warrior Run coal plant PPA in the Energy Infrastructure SBU, the sale of AES Brasil in the prior year, and the impact of the AES Ohio and AGIC sell-downs.
Adjusted EBITDA with Tax Attributes, a non-GAAP measure, increased $459 million, from $3,952 million to $4,411 million, primarily due to the drivers above as well as higher realized tax attributes driven by higher income from tax credit transfers.
Compared with last year, diluted earnings per share from continuing operations decreased $1.06, from $2.37 to $1.31. This decrease is mainly driven by the prior-year gain on sale of AES Brasil, lower earnings at the Energy Infrastructure SBU primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA and lower net derivative gains, higher day-one losses on commencement of sales-type leases at AES Clean Energy, higher unrealized foreign currency losses, and impairments related to Uplight. These were partially offset by higher income tax benefit mainly driven by tax credit transfers compared to prior year income tax expense, and contributions from new projects and better hydrology in the Renewables SBU.
Adjusted EPS, a non-GAAP measure, increased $0.20 from $2.14 to $2.34, mainly driven by a lower adjusted tax rate, including the impact of tax credit transfers, and higher realized tax attributes and retail margin at the Utilities SBU; partially offset by lower realized tax attributes at the Renewables SBU due to timing of tax attribute recognition and lower contributions from the Energy Infrastructure SBU primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA.

79 | 2025 Annual Report

Review of Consolidated Results of Operations

Years Ended December 31,	2025	2024	$ Change	% Change
(in millions, except per share amounts)
Revenue:
Renewables SBU	$2,913	$2,617	$296	11%
Utilities SBU	4,122	3,608	514	14%
Energy Infrastructure SBU	5,402	6,207	(805)	-13%
New Energy Technologies SBU	1	1	—	—%
Corporate and Other	149	162	(13)	-8%
Eliminations	(354)	(317)	(37)	-12%
Total Revenue	12,233	12,278	(45)	—%
Operating Margin:
Renewables SBU	503	399	104	26%
Utilities SBU	635	543	92	17%
Energy Infrastructure SBU	901	1,233	(332)	-27%
New Energy Technologies SBU	(11)	(7)	(4)	-57%
Corporate and Other	268	267	1	—%
Eliminations	(85)	(121)	36	30%
Total Operating Margin	2,211	2,314	(103)	-4%
General and administrative expenses	(241)	(288)	47	-16%
Interest expense	(1,407)	(1,485)	78	-5%
Interest income	287	381	(94)	-25%
Loss on extinguishment of debt	(26)	(17)	(9)	53%
Other expense	(458)	(175)	(283)	NM
Other income	67	156	(89)	-57%
Gain on disposal and sale of business interests	58	351	(293)	-83%
Asset impairment expense	(224)	(374)	150	-40%
Foreign currency transaction gains (losses)	(79)	31	(110)	NM
Other non-operating expense	(113)	—	(113)	NM
Income tax benefit (expense)	181	(59)	240	NM
Net equity in losses of affiliates	(55)	(26)	(29)	NM
INCOME (LOSS) FROM CONTINUING OPERATIONS	201	809	(608)	-75%
Loss from disposal of discontinued businesses, net of income tax expense of $0 and $7, respectively	(39)	(7)	(32)	NM
NET INCOME (LOSS)	162	802	(640)	-80%
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	748	877	(129)	-15%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$910	$1,679	$(769)	-46%
Net cash provided by operating activities	$4,306	$2,752	$1,554	56%
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
Cost of sales includes costs incurred directly by the businesses in the ordinary course of business. Examples include electricity and fuel purchases, O&M costs, depreciation and amortization expenses, bad debt expense and recoveries, and general administrative and support costs (including employee-related costs directly associated with the operations of the business). Cost of sales also includes the gains or losses on derivatives (including embedded derivatives other than foreign currency embedded derivatives) associated with the purchase of electricity or fuel.
Operating margin is defined as revenue less cost of sales.
Consolidated Revenue and Operating Margin
Year Ended December 31, 2025

80 | 2025 Annual Report

Revenue
(in millions)

Consolidated Revenue — Revenue decreased $45 million in 2025 compared to 2024, driven by:
•$805 million at Energy Infrastructure primarily driven by $921 million of prior year revenue related to the AES Andes portfolio, which is reported in the Renewables SBU beginning in 2025 following the sale and expiration of certain coal-related assets and contracts; $174 million due to prior year unrealized and realized derivative gains, $171 million of prior year revenues from the monetization of the Warrior Run coal plant PPA, and $23 million due to the prior year sell-down of Amman East and IPP4 in Jordan; partially offset by $317 million due to higher fuel prices and transportation costs passed through to the offtaker, $148 million of higher CO2 purchases passed through due to higher production, and $28 million due to higher availability; and
•$50 million at Corporate, Other and Eliminations mainly driven by higher eliminations of inter-segment revenue.
These unfavorable impacts were partially offset by increases of:
•$514 million at Utilities mainly driven by $422 million increase in transmission, distribution, rider, and wholesale revenues mainly due to higher rates, and $93 million due to higher net retail demand mainly driven by favorable weather; and
•$296 million at Renewables mainly driven by an $832 million increase due to the results of AES Andes moving to Renewables in 2025, as described above, net of a current year decrease in regulated contract sales, $232 million due to new projects in service, and $105 million due to development services in the U.S.; partially offset by a $615 million decrease due to the sale of AES Brasil, $243 million net lower spot sales and prices, mainly in Colombia, and a $42 million decrease related to changes in mark-to-market of energy derivatives.
Operating Margin
(in millions)

81 | 2025 Annual Report

Consolidated Operating Margin — Operating margin decreased $103 million, or 4%, in 2025 compared to 2024, driven by:
•$332 million at Energy Infrastructure mainly driven by $160 million higher prior year revenues from the monetization of the Warrior Run coal plant PPA, $108 million due to prior year net derivative gains as part of our commercial hedging strategy, $60 million of prior year operating margin related to the AES Andes portfolio, which is reported in the Renewables SBU beginning in 2025 following the sale and expiration of certain coal-related assets and contracts, $23 million of lower LNG sales net of higher terminal fees, $18 million of one-time costs due to restructuring, and $17 million due to the prior year sell-down of Amman East and IPP4 in Jordan; partially offset by $49 million driven by higher availability in 2025 due to lower maintenance.
These unfavorable impacts were partially offset by increases of:
•$104 million at Renewables mainly driven by $91 million due to development services in the U.S., $89 million from new businesses, $68 million in Colombia as a result of increased availability and lower spot prices on energy purchases, $60 million due to the results of AES Andes moving to Renewables in 2025, as described above, and $36 million due to higher generation in Panama as a result of better hydrological conditions during the first quarter of 2025. These increases were partially offset by a $177 million decrease due to the sale of AES Brasil, a $42 million decrease related to changes in mark-to-market of energy derivatives, a $38 million increase in fixed costs primarily related to an accelerated growth plan, and $15 million of one-time costs due to restructuring;
•$92 million at Utilities mainly driven by $191 million due to higher retail rates as a result of the AES Indiana 2024 Base Rate Order and AES Ohio 2024 DRC Settlement, higher transmission and rider revenues, and higher demand due to the impact of weather; partially offset by a $46 million increase in depreciation expense from additional assets placed in service, a $33 million increase in fixed cost mainly driven by higher property taxes, and a $14 million impact of planned outages; and
•$37 million at Corporate and Other mainly driven by higher premiums earned by AGIC and lower eliminations of insurance recoveries booked at the businesses related to AGIC.
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
General and administrative expenses decreased $47 million, or 16%, to $241 million in 2025 compared to $288 million in 2024, primarily due to a $34 million decrease in business development costs, driven by the Company's restructuring program, $18 million lower IT costs, and $8 million lower professional fees, partially offset by $14 million of one-time costs due to restructuring.
Interest expense
Interest expense decreased $78 million, or 5%, to $1,407 million in 2025, compared to $1,485 million in 2024. This decrease is primarily due to a $200 million impact from the sale of AES Brasil in October 2024 and lower debt balances at the Energy Infrastructure SBU; partially offset by lower capitalized interest at the Renewables SBU due to fewer projects under construction, and a higher weighted average interest rate and debt balance at the Parent Company.
Interest income
Interest income decreased $94 million, or 25%, to $287 million in 2025, compared to $381 million in 2024, primarily due to a $46 million impact from the sale of AES Brasil in October 2024, prior year interest recognized of $34 million on the Stabilization Fund receivables in Chile, and a $24 million decrease at Argentina due to lower short-term investments at lower rates; partially offset by a $15 million increase in sales type lease receivables at the Renewables SBU.

82 | 2025 Annual Report

Loss on extinguishment of debt
Loss on extinguishment of debt increased $9 million, or 53%, to $26 million in 2025, compared to $17 million in 2024. This increase was primarily driven by a $9 million loss related to a revolver amendment and prepayment of debt at AES Clean Energy, a $7 million loss due to prepayment of debt at Jordan Solar, and a $5 million loss due to prepayment of senior notes at Mercury Chile; partially offset by a prior year loss of $10 million due to a prepayment at AES Andes.
See Note 12—Obligations included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Other income
Other income decreased $89 million, or 57%, to $67 million in 2025, compared to $156 million in 2024 primarily due to the prior year recognition of a $20 million bargain purchase gain on the Madison and Birdseye acquisition, a prior year gain of $14 million corresponding to the step acquisition of Felix, and a prior year indexation adjustment of Stabilization Fund receivables at AES Andes of $12 million, as well as a $10 million decrease in insurance proceeds and a $7 million decrease in AFUDC at our U.S. utilities in the current year. This was partially offset by a $10 million gain at AES Andes in the current year corresponding to the write-off of contingent consideration for a renewables development project determined to be no longer viable.
Other expense
Other expense increased $283 million to $458 million in 2025, compared to $175 million in 2024 primarily driven by $159 million higher losses on commencement of sales-type leases at AES Clean Energy and AES Renewable Holdings, a $74 million increase in losses on remeasurement of contingent consideration primarily on projects acquired at AES Clean Energy, and a $48 million current year loss on remeasurement of our investment in 5B, accounted for using the measurement alternative; partially offset by a $20 million loss recognized in the prior year related to legal expenses and other direct costs associated with the troubled debt restructuring at Puerto Rico.
See Note 22—Other Income and Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Gain on disposal and sale of business interests
Gain on disposal and sale of business decreased $293 million to $58 million in 2025, compared to $351 million in 2024. This decrease was primarily due to the prior year gain on sale of AES Brasil of $312 million and a $52 million gain in the prior year on dilution of AES' ownership interest in Uplight as a result of the AutoGrid acquisition. This was partially offset by a $70 million gain on the sell-down of Dominican Republic Renewables, which is now accounted for as an equity method investment.
See Note 9—Investments in and Advances to Affiliates and Note 25—Held-for-Sale and Dispositions included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Asset impairment expense
Asset impairment expense decreased $150 million, or 40%, to $224 million in 2025, compared to $374 million in 2024. This decrease was primarily due to a $243 million increase in the carrying value of the Mong Duong asset group due to the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 and the elimination of net estimated costs to sell upon reclassifying Mong Duong from held-for-sale to held and used, and lower impairment expense of $45 million at Mong Duong and prior year impairments of $125 million and $80 million at Ventanas and AES Brasil, respectively, associated with the held-for-sale classification. This was partially offset by a $264 million impairment at Maritza due to a reduction in expected cash flows after the expiration of the current PPA, and higher impairment expense of $62 million and $16 million at AES Clean Energy Development and AES Andes, respectively, due to the write-off of project development intangibles and capitalized development costs for projects that were determined to be no longer viable, including $51 million at AES Clean Energy Development due to the right sizing of our development company as part of the restructuring program initiated in February 2025.
See Note 23—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.

83 | 2025 Annual Report

Foreign currency transaction gains (losses)
Foreign currency transaction gains (losses) in millions were as follows:

Years Ended December 31,	2025	2024
Chile	$(50)	$(5)
Argentina	(29)	2
Corporate	(7)	33
Other	7	1
Total (1)	$(79)	$31
_____________________________
(1)    Includes losses of $26 million and gains of $137 million on foreign currency derivative contracts for the years ended December 31, 2025 and 2024, respectively.
The Company recognized net foreign currency transaction losses of $79 million in 2025, primarily driven by unrealized losses due to the depreciation of the Argentine peso, and unrealized losses in Chile due to the appreciation of the Chilean peso and the appreciation of the Colombian peso, which negatively impacted foreign currency forwards.
The Company recognized net foreign currency transaction gains of $31 million in 2024, primarily driven by realized gains on swaps and options denominated in the Brazilian real.
Other non-operating expense
Other non-operating expense was $113 million in 2025 due to a $103 million impairment of the Uplight equity method investment and convertible notes as a result of observable market factors; and a $10 million other-than-temporary impairment of convertible notes for 5B as a result of an observable price change from a transaction between 5B and a third party.
See Note 9—Investments In and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Income tax benefit (expense)
Income tax benefit was $181 million in 2025 compared to income tax expense of $59 million in 2024. The Company's effective tax rates were (241)% and 7% for the years ended December 31, 2025 and 2024, respectively.
The 2025 effective tax rate was impacted by the current year benefits associated with ITCs and the reclassification of the Mong Duong asset group as held and used from held-for-sale, partially offset by the impacts of allocations of losses to tax equity investors on renewables projects. The 2024 effective tax rate was impacted by the prior year benefits associated with ITCs and the restructuring of a foreign holding company. These drivers were partially offset by the impacts of allocations of losses to tax equity investors on renewables projects. See Note 23—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional information regarding the Mong Duong reclassification.
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
Net equity in losses of affiliates
Net equity in losses of affiliates increased $29 million to $55 million in 2025, compared to $26 million in 2024. This increase was primarily driven by lower earnings from sPower of $31 million, mainly due to lower contributions from renewables projects that came online.
See Note 9—Investments In and Advances to Affiliates included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.

84 | 2025 Annual Report

Loss from disposal of discontinued businesses
Net loss from disposal of discontinued businesses was $39 million in 2025, compared to $7 million in 2024, primarily related to alleged damages plus interest, as well as potential future damages, under a dispute related to representations and warranties in the 2016 share purchase agreement for Sul in the current year.
See Note 31—Discontinued Operations included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Net income (loss) attributable to noncontrolling interests and redeemable stock of subsidiaries
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $129 million, or 15%, to $748 million in 2025, compared to $877 million in 2024. This decrease was primarily due to a decrease of $149 million at Mong Duong mostly driven by the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 upon reclassifying Mong Duong from held-for-sale to held and used, a decrease of $135 million at AES Clean Energy primarily attributable to lower allocation of losses to tax equity investors on projects placed in service and increased development services in the U.S., $34 million related to the sale of AES Brasil, $25 million related to improved operating results at Southland Energy after maintenance in the prior year, and $23 million related to the sell-down of AGIC. This was partially offset by an increase of $150 million at AES Indiana primarily attributable to higher allocation of losses to tax equity investors on BESS projects placed in service, $55 million due to day-one losses on the commencement of sales-type leases at AES Clean Energy Development, and $25 million related to acquisition of the remaining common shares in Cochrane.
Net income (loss) attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $769 million, or 46%, to $910 million in 2025, compared to $1,679 million in 2024. This decrease was primarily due to:
•The prior year gain on sale of AES Brasil of $312 million;
•Lower margins from the Energy Infrastructure SBU of $271 million, excluding one-time restructuring costs, primarily due to higher prior year revenues from the monetization of the Warrior Run coal plant PPA and prior year net derivative gains as part of our commercial hedging strategy;
•Higher other expense of $211 million primarily related to day-one losses on commencement of sales-type leases and remeasurement of contingent consideration at AES Clean Energy Development;
•Higher impairments of $264 million at Maritza due to a reduction in expected cash flows after the expiration of the current PPA, partially offset by a $125 million prior-year impairment at Ventanas;
•Other non-operating expense of $113 million due to an impairment of the Uplight equity method investment and convertible notes, as well as an other-than-temporary impairment of convertible notes for 5B;
•Higher foreign currency translation losses of $102 million primarily related to unrealized losses due to the depreciation of the Argentine peso and unrealized losses in Chile due to the appreciation of the Chilean peso and the appreciation of the Colombian peso;
•Lower other income of $73 million primarily related to the prior year recognition of a bargain purchase gain on the Madison and Birdseye acquisition, a prior year gain corresponding to the step acquisition of Felix, and a prior year indexation adjustment of Stabilization Fund receivables at AES Andes;
•Lower interest income of $55 million primarily related to the sale of AES Brasil and prior year interest recognized on Stabilization Fund receivables in Chile; and
•One-time restructuring costs of $51 million.
These drivers were partially offset by:
•Higher income tax benefit of $257 million due to a lower effective tax rate, mainly driven by tax credit transfers;

85 | 2025 Annual Report

•Higher margins from the Renewables SBU of $144 million, excluding one-time restructuring costs, primarily due to increases from new businesses and development services in the U.S., increased availability and lower spot prices on energy purchases in Colombia, and better hydrology in Colombia and Panama, partially offset by the negative impact of the sale of AES Brasil; and
•Derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 upon reclassifying Mong Duong from held-for-sale to held and used of $127 million; and
•Higher margins from the Utilities SBU of $48 million, excluding one-time restructuring costs, primarily due to higher retail rates as a result of the AES Indiana 2024 Base Rate Order and AES Ohio 2024 DRC Settlement, higher transmission rates and rider revenues, and higher demand due to the impact of weather.
SBU Performance Analysis
Segments
We are organized into four technology-based SBUs: Renewables (solar, wind, energy storage, and hydro generation facilities); Utilities (AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities); Energy Infrastructure (natural gas, LNG, coal, pet coke, diesel, and oil generation facilities); and New Energy Technologies (investments in Fluence, Maximo, and other new and innovative energy technology businesses). Prior to the first quarter of 2025, our businesses in Chile were reported in the Energy Infrastructure SBU. After the sale or disconnection of a significant portion of AES Andes’ coal plants and the expiration of its coal-indexed contracts with regulated customers at the end of 2024, the results of our businesses in Chile, excluding the two remaining coal plants, are now reported as part of the Renewables SBU.
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
For the year ended December 31, 2024, the Company updated the definitions of EBITDA and Adjusted EBITDA to include accretion of AROs in the depreciation and amortization add-back. We believe excluding accretion of AROs from these metrics better reflects the underlying business performance of the Company and is aligned with the metrics of our industry peers. For comparability and consistency, all prior period EBITDA and Adjusted EBITDA measures have been recast to conform to the current presentation. The impact of this update resulted in an increase to Adjusted EBITDA of $22 million for the year ended December 31, 2024.
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

86 | 2025 Annual Report

EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes
We define EBITDA as earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs. We define Adjusted EBITDA as EBITDA adjusted for the impact of NCI and interest, taxes, depreciation, amortization, and accretion of AROs of our equity affiliates, adding back interest income recognized under service concession arrangements, and excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts.
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

87 | 2025 Annual Report

	Years Ended December 31,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA with Tax Attributes (in millions)	2025	2024
Net income	$162	$802
Income tax expense (benefit)	(181)	59
Interest expense	1,407	1,485
Interest income	(287)	(381)
Depreciation, amortization, and accretion of AROs	1,457	1,264
EBITDA	$2,558	$3,229
Less: Loss from disposal of discontinued businesses	39	7
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(824)	(734)
Less: Income tax expense (benefit), interest expense (income), and depreciation, amortization, and accretion of AROs from equity affiliates	171	136
Interest income recognized under service concession arrangements	58	65
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	120	(94)
Unrealized foreign currency losses	26	16
Disposition/acquisition losses (gains)	244	(323)
Impairment losses	369	280
Loss on extinguishment of debt and troubled debt restructuring	21	57
Restructuring costs	89	—
Adjusted EBITDA (1)	$2,871	$2,639
Tax attributes	1,540	1,313
Adjusted EBITDA with Tax Attributes (2)	$4,411	$3,952
_____________________________
(1)The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA. NCI also excludes amounts allocated to preferred shareholders during the construction phase before a project becomes operational, as this is akin to a financing arrangement.
(2)         Adjusted EBITDA with Tax Attributes includes the impact of the share of the ITCs, PTCs, and depreciation deductions allocated to tax equity investors under the HLBV accounting method and recognized as Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries on the Consolidated Statements of Operations. It also includes the tax benefit recorded from tax credits retained or transferred to third parties. The tax attributes are related to the Renewables and Utilities SBUs.

88 | 2025 Annual Report

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
The GAAP measure most comparable to Adjusted PTC is income from continuing operations attributable to The AES Corporation. We believe that Adjusted PTC better reflects the underlying business performance of the Company and is a relevant measure considered in the Company's internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, and strategic decisions to dispose of or acquire business interests, retire debt, or implement restructuring initiatives, which affect results in a given period or periods. In addition, Adjusted PTC represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company's results.
Adjusted PTC should not be construed as an alternative to income from continuing operations attributable to The AES Corporation, which is determined in accordance with GAAP.

	Years Ended December 31,
Reconciliation of Adjusted PTC (in millions)	2025	2024
Income from continuing operations, net of tax, attributable to The AES Corporation	$949	$1,686
Income tax expense (benefit) attributable to The AES Corporation	(276)	(19)
Pre-tax contribution	673	1,667
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	116	(94)
Unrealized foreign currency losses	26	16
Disposition/acquisition losses (gains)	244	(320)
Impairment losses	369	280
Loss on extinguishment of debt and troubled debt restructuring	30	65
Restructuring costs	89	—
Total Adjusted PTC	$1,547	$1,614

89 | 2025 Annual Report

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
The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. We believe that Adjusted EPS better reflects the underlying business performance of the Company and is a relevant measure considered in the Company's internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, and strategic decisions to dispose of or acquire business interests, retire debt, or implement restructuring initiatives, which affect results in a given period or periods. Adjusted EPS should not be construed as an alternative to diluted earnings per share from continuing operations, which is determined in accordance with GAAP.
The Company reported diluted earnings per share of $1.31 for the year ended December 31, 2025. For purposes of measuring earnings per share under U.S. GAAP, income available to AES common stockholders is reduced by increases in the carrying amount of redeemable stock of subsidiaries to redemption value and increased by decreases in the carrying amount to the extent they represent recoveries of amounts previously reflected in the computation of earnings per share. While the adjustment for the year ended December 31, 2025 decreased earnings per share, it did not impact Net income on the Consolidated Statement of Operations. For purposes of computing Adjusted EPS, the Company excluded the adjustment to redemption value from the numerator. The table below reconciles the income available to AES common stockholders used in GAAP diluted earnings per share to the income from continuing operations used in calculating the non-GAAP measure of Adjusted EPS.

90 | 2025 Annual Report

Reconciliation of Numerator Used for Adjusted EPS	Year Ended December 31, 2025
(in millions, except per share data)	Income	Shares	$ per Share
GAAP DILUTED EARNINGS PER SHARE
Income from continuing operations available to The AES Corporation common stockholders	$939	712	$1.31
Add back: Increase in redemption value of redeemable stock of subsidiaries	10	—	0.02
NON-GAAP DILUTED EARNINGS PER SHARE BEFORE EFFECT OF DILUTIVE SECURITIES	$949	712	$1.33
Restricted stock units	—	2	—
NON-GAAP DILUTED EARNINGS PER SHARE	$949	714	$1.33

	Years Ended December 31,
Reconciliation of Adjusted EPS	2025		2024
Diluted earnings per share from continuing operations	$1.33		$2.37
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	0.17	(1)	(0.13)	(2)
Unrealized foreign currency losses	0.04		0.02
Disposition/acquisition losses (gains)	0.34	(3)	(0.45)	(4)
Impairment losses	0.52	(5)	0.39	(6)
Loss on extinguishment of debt and troubled debt restructuring	0.04		0.09	(7)
Restructuring costs	0.12	(8)	—
Less: Net income tax benefit	(0.22)	(9)	(0.15)	(10)
Adjusted EPS	$2.34		$2.14
_____________________________
(1)Amount primarily relates to remeasurement of our investment in 5B of $48 million, or $0.07 per share, and net unrealized derivative losses at the Energy Infrastructure SBU of $41 million, or $0.06 per share.
(2)Amount primarily relates to unrealized gains on cross currency swaps in Brazil of $39 million, or $0.05 per share, unrealized gains on commodity derivatives at AES Clean Energy of $38 million, or $0.05 per share, and net unrealized derivative gains at the Energy Infrastructure SBU of $25 million, or $0.04 per share.
(3)Amount primarily relates to day-one losses on commencement of sales-type leases at AES Clean Energy Development of $166 million, or $0.23 per share, and AES Renewable Holdings of $13 million, or $0.02 per share, and losses on remeasurement of contingent consideration at AES Clean Energy of $66 million, or $0.09 per share; partially offset by gain on sale of Dominican Republic Renewables of $45 million, or $0.06 per share, and write-off of contingent consideration for a renewables development project at AES Andes of $10 million, or $0.01 per share.
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
(5)Amount primarily relates to impairments at Maritza of $264 million, or $0.37 per share, at Uplight of $103 million, or $0.14 per share, related to an impairment of the equity method investment and convertible notes, at AES Clean Energy Development projects of $80 million, or $0.11 per share, impairments at a renewables development project at AES Andes of $16 million, or $0.02 per share, and at Mong Duong of $9 million, or $0.01 per share; partially offset by the derecognition of the valuation allowance on a loan receivable accounted for under ASC 310 and the elimination of estimated costs to sell at Mong Duong of $127 million, or $0.18 per share, after reclassification to held and used.
(6)Amount primarily relates to impairments at Ventanas of $125 million, or $0.18 per share, at AES Clean Energy Development projects of $70 million, or $0.10 per share, at Brazil of $38 million, or $0.05 per share, and at Mong Duong of $32 million, or $0.04 per share.
(7)Amount primarily relates to losses incurred at AES Andes due to early retirement of debt of $29 million, or $0.04 per share, and costs incurred due to troubled debt restructuring at Puerto Rico of $20 million, or $0.03 per share.
(8)Amount relates to severance costs associated with the Company-wide restructuring program of $51 million, or $0.07 per share, and impairments at AES Clean Energy Development that were the result of the Company’s restructuring program of $38 million, or $0.05 per share.
(9)Amount primarily relates to income tax benefits associated with the day-one losses on commencement of sales-type leases primarily at AES Clean Energy Development of $41 million, or $0.06 per share, valuation allowance related to Uplight impairment of the equity method investment and convertible notes of $39 million, or $0.05 per share, impairments at AES Clean Energy Development projects of $27 million, or $0.04 per share, remeasurement of contingent consideration at AES Clean Energy of $15 million, or $0.02 per share, impairments at Maritza of $12 million, or $0.02 per share, severance costs related to the Company's restructuring program of $10 million, or $0.01 per share, net unrealized derivative losses at AES Integrated Energy of $6 million, or $0.01 per share, and remeasurement of our investment in 5B of $4 million, or $0.01 per share; partially offset by income tax expense associated with the AES Ohio sell-down of $13 million, or $0.02 per share.
(10)Amount primarily relates to income tax benefits associated with the impairment and tax over book investment basis difference related to AES Ventanas of $68 million, or $0.09 per share, the sale of AES Brasil of $18 million, or $0.02 per share, the impairment at AES Clean Energy Development projects of $16 million, or $0.02 per share, and the day-one losses on commencement of sales-type leases at AES Renewable Holdings of $13 million, or $0.02 per share.

91 | 2025 Annual Report

Renewables SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes (in millions) for the periods indicated:

For the Years Ended December 31,	2025	2024	$ Change	% Change
Operating Margin	$503	$399	$104	26%
Adjusted EBITDA (1)	932	612	320	52%
Adjusted EBITDA with Tax Attributes (1)	2,306	1,905	401	21%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Operating Margin increased $104 million, primarily driven by $91 million due to development services in the U.S., $89 million from new businesses, $68 million in Colombia as a result of increased availability and lower spot prices on energy purchases, $60 million due to the results of AES Andes moving to Renewables in 2025, and $36 million due to higher generation in Panama as a result of better hydrological conditions during the first quarter of 2025. These increases were partially offset by a $177 million decrease due to the sale of AES Brasil in 2024, a $42 million decrease related to changes in mark-to-market of energy derivatives, a $38 million increase in fixed costs primarily related to an accelerated growth plan, and $15 million of one-time costs due to restructuring.
Adjusted EBITDA increased $320 million primarily due to the drivers mentioned above, adjusted for NCI, unrealized derivatives, restructuring costs, and depreciation, as well as higher Adjusted EBITDA from equity affiliates.
Adjusted EBITDA with Tax Attributes increased $401 million, primarily due to the increase in Adjusted EBITDA explained above, and higher tax attributes realized in the current year due to timing of tax attribute recognition, including higher income from tax credit transfers. During the years ended December 31, 2025 and 2024, we realized $1,374 million and $1,293 million, respectively, from tax attributes earned by our U.S. renewables business.
Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, Adjusted EBITDA with Tax Attributes, and Adjusted PTC (in millions) for the periods indicated:

For the Years Ended December 31,	2025	2024	$ Change	% Change
Operating Margin	$635	$543	$92	17%
Adjusted EBITDA (1)	863	792	71	9%
Adjusted EBITDA with Tax Attributes (1)	1,029	812	217	27%
Adjusted PTC (1) (2)	422	225	197	88%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.
Operating Margin increased $92 million, primarily driven by $191 million due to higher retail rates as a result of the AES Indiana 2024 Base Rate Order and AES Ohio 2024 DRC Settlement, including the impact of certain riders now incorporated into base rates, higher transmission and rider revenues, and higher demand due to the impact of weather. These increases were partially offset by a $46 million increase in depreciation and amortization expense from additional assets placed in service, a $33 million increase in fixed costs mainly driven by higher property taxes due to higher assessed values, and a $14 million decrease due to the impact of planned outages.
Adjusted EBITDA increased $71 million primarily due to the drivers mentioned above, adjusted for NCI, depreciation and amortization, and restructuring costs.
Adjusted EBITDA with Tax Attributes increased $217 million mainly driven by a $146 million increase in realized tax attributes primarily related to the Pike County BESS and Petersburg Energy Center projects in the current year, as well as the increase in Adjusted EBITDA explained above.
Adjusted PTC increased $197 million primarily due to the drivers above, partially offset by higher depreciation and amortization expense.

92 | 2025 Annual Report

Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

For the Years Ended December 31,	2025	2024	$ Change	% Change
Operating Margin	$901	$1,233	$(332)	-27%
Adjusted EBITDA (1)	1,130	1,306	(176)	-13%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Operating Margin decreased $332 million, primarily driven by $160 million higher prior year revenues from the monetization of the Warrior Run coal plant PPA, $108 million due to prior year unrealized and realized derivative gains, $60 million of prior year operating margin at AES Andes, which is reported in the Renewables SBU beginning in 2025, $23 million of lower LNG sales net of higher terminal fees, $18 million of one-time costs due to restructuring, and $17 million due to the prior year sell-down of Amman East and IPP4 in Jordan; partially offset by an increase of $49 million driven by higher availability due to lower maintenance in 2025.
Adjusted EBITDA decreased $176 million, primarily due to the drivers above, adjusted for unrealized derivatives and restructuring costs, as well as higher realized foreign currency gains; partially offset by the increase in ownership of Cochrane and higher equity earnings due to Gatun starting commercial operations.
New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

For the Years Ended December 31,	2025	2024	$ Change	% Change
Operating Margin	$(11)	$(7)	$(4)	-57%
Adjusted EBITDA (1)	(35)	(38)	3	8%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition and Item 1.—Business for the respective ownership interest for key businesses.
Operating Margin decreased $4 million, with no material drivers.
Adjusted EBITDA increased $3 million, primarily due to a $23 million decrease in general and administrative expenses mainly related to lower business development costs, and lower losses from Uplight of $10 million after equity method accounting was suspended in the fourth quarter of 2025; partially offset by higher net losses from Fluence of $26 million mainly driven by a decline in sales, reflecting lower volumes fulfilled due to the timing of customer schedules.
Key Trends and Uncertainties
During 2026 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses, and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of this Form 10-K.
Operational
Trade Restrictions and Supply Chain — In April 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation into whether imports into the U.S. of solar cells and panels from Cambodia, Malaysia, Thailand, and Vietnam (“Southeast Asia”) were circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. In August 2023, Commerce rendered final affirmative findings of circumvention with respect to all four countries, which resulted in the imposition of AD/CVD duties on certain imported cells and panels from Southeast Asia. Commerce’s determination and related matters remain the subject

93 | 2025 Annual Report

of ongoing litigation before the U.S. Court of International Trade ("CIT") and the U.S. Court of Appeals for the Federal Circuit.
In 2024, Commerce and the U.S. International Trade Commission (“ITC”) initiated new AD/CVD investigations on solar cells and panels imported from Southeast Asia. On April 18, 2025, Commerce rendered final affirmative determinations and AD/CVD rates with respect to all four countries. On June 13, 2025, the ITC issued its determination that imports from Malaysia and Vietnam have injured the U.S. industry and that imports from Cambodia and Thailand threaten injury. Commerce then issued orders on June 24, 2025, implementing the AD/CVD rates, which will be subject to annual review by Commerce. There is ongoing litigation about these and related matters in the CIT. We do not expect these AD/CVD orders will have a negative impact on our business.
Separately, the U.S. maintains a global safeguard tariff (currently 14% ad valorem) on solar cells and modules pursuant to the Section 201 Safeguard Action on crystalline silicon photovoltaic products, which became effective in February 2018. On June 21, 2024, President Biden issued Proclamation 10779, revoking the exclusion of bifacial panels from safeguard relief previously proclaimed in Proclamation 10339, and reinstating the tariff on bifacial panels under the Section 201 Safeguard Action, subject to certain qualifications. These global tariffs expired in February 2026.
The U.S. also maintains Section 301 tariffs on certain Chinese made lithium-ion batteries and related components utilized for energy storage systems, with such tariffs currently set at 25% effective January 1, 2026 (an increase from the previous rate of 7.5%). There are also ongoing AD/CVD investigations with respect to exports by China of natural and synthetic graphite used to make lithium-ion battery anode material. Final ITC and Commerce AD/CVD determinations in these investigations are expected in the first quarter of 2026 and could result in price increases.
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
The Trump Administration has threatened or imposed tariffs on a wide range of countries and products. On February 10, 2025, President Trump signed Executive Orders modifying existing tariffs under Section 232 of the Trade Expansion Act of 1962 ("Section 232") on steel and aluminum imports to expand their scope and impose 25% tariffs on both products. The President raised these rates to 50% effective June 4, 2025. At this time, we do not expect the modifications to tariffs on steel and aluminum to have a material impact on our business.
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
Several trading partners (including the EU, Japan, South Korea, and the UK) have reached bilateral trade agreements or frameworks with the U.S. The ultimate outcome of any reciprocal or other tariffs with countries that have not yet reached such trade agreements with the U.S. is uncertain. Also, in February 2026, on review of lower court decisions declaring the tariffs unlawful, the Supreme Court issued a decision holding that IEEPA does not authorize tariffs. However, President Trump subsequently stated that new tariffs would be issued under different statutory authority. The impact of these potential new tariffs on the Company is uncertain.

94 | 2025 Annual Report

In July 2025, Commerce initiated a Section 232 investigation to determine the effects on national security of imports of polysilicon and its derivatives. In August 2025, Commerce initiated a separate investigation under Section 232 to determine the effects on national security of imports of wind turbines and their parts and components. These investigations are ongoing and their outcomes are uncertain.
In January 2026, the President issued a Proclamation under Section 232 concerning the importation of several critical minerals (including graphite and lithium) from any country. The Proclamation does not impose tariffs on the critical minerals but directs Commerce and the U.S. Trade Representative to negotiate agreements with foreign partners to secure reliable access to the critical minerals. An update on the outcome or status of these negotiations must be provided to the President within 180 days of the Proclamation. If the negotiations fail to result in agreements or to adequately address the identified risks, the President may consider trade-restrictive measures with respect to the critical minerals. The outcome of this process as well as its potential impact on the Company are uncertain.
We expect the tariffs on imports from China will increase overall costs for materials and parts that are imported to build and maintain renewable energy plants for the U.S. industry. However, AES has already shifted its supply chain outside of China for the vast majority of final products used to build and maintain renewable energy plants in the U.S. We expect limited impact to projects scheduled to become operational in 2026 through 2027 due to the announced tariffs on China.
The impact of new tariffs, reciprocal tariffs, or U.S. Government investigations or proclamations, the impact of any additional adverse Commerce determinations or other tariff disputes or litigation, the impact of the UFLPA, the potential future disruptions to the renewable energy supply chain and their effect on AES’ U.S. project development and construction activities remain uncertain. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewable energy projects. To that end, we have accelerated imports into the U.S. and increased our contracting for U.S. domestically manufactured solar panels, batteries, wind turbines, trackers, and other equipment, significantly mitigating the potential impacts from reciprocal tariffs or other tariffs.
For our U.S backlog of solar projects scheduled to finish construction and become operational in 2026 or 2027, we have contracted for most of our panel supply needs, with the majority of such panels being manufactured in the U.S. and most of the remaining panels having already been imported into the U.S. These remaining imports are expected to be largely insulated from AD/CVD measures and potential Section 232 outcomes, as they are expected to be manufactured using U.S. polysilicon. Imports will exclude modules from countries currently subject to AD/CVD orders or investigations.
Additionally, for our U.S. backlog of storage projects scheduled to finish construction and become operational in 2026 or 2027, we have contracted all our battery needs, with almost all of such batteries coming from U.S. or Korean suppliers. We have also completed contracting of U.S. domestically manufactured battery modules to support the remainder of our U.S. energy storage growth through 2027.
For our U.S. backlog of wind projects scheduled to be completed in 2026, we have contracted and received delivery of all turbines, and for our 2027 backlog of U.S. wind projects, we are fully contracted with U.S. suppliers and suppliers with primarily U.S. manufactured turbines.
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
La Niña conditions emerged towards the end of 2025 in the equatorial Pacific, following a period of ENSO-neutral conditions earlier in the year. According to the Climate Prediction Center (“CPC”) and the International Research Institute for Climate and Society (“IRI”), La Niña began to dissipate in January 2026. Forecasts point to a transition back to ENSO-neutral conditions in early 2026 (through March 2026).

95 | 2025 Annual Report

In Panama, total 2025 system inflows remained near historical averages, with the Bayano and Fortuna reservoirs however experiencing above-average levels due to abundant rainfall in the northern basins. These favorable conditions have supported strong hydroelectric generation, reduced reliance on thermal generation, and enabled potential surplus energy sales into the spot market. Furthermore, the commissioning of the Gatun combined cycle gas power plant by mid-2025 significantly reduced price and volatility, due to the displacement of other thermal generation. Additionally, the lower dispatch of natural gas-fired units due to favorable hydrology may create strategic opportunities for gas reallocation to international markets.
In Colombia, 2025 was the second wettest year on record. Reservoir levels remained elevated through Q4, with Chivor and other major reservoirs above seasonal norms. The favorable system hydrology throughout the year drove down spot prices compared to the prior year. Although, the fourth quarter saw a slight decline in rainfall and a moderate rise in spot prices, overall system storage remained robust.
In Chile, 2025 ranked as the fifth driest on record; however, it was marked by a structural decoupling of hydrology and the energy matrix. The power system demonstrated unprecedented resilience by offsetting the decline in hydroelectricity with record-breaking solar and wind generation, while leveraging the accelerated integration of BESS to mitigate curtailment, stabilize prices, and compensate for depleted system reservoirs.
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
Macroeconomic and Political
The macroeconomic and political environments in some countries where our subsidiaries conduct business have changed during 2025. This could result in significant impacts to tax laws and environmental and energy policies. Additionally, we operate in multiple countries and as such are subject to volatility in exchange rates at the subsidiary level. See Item 7A.—Quantitative and Qualitative Disclosures About Market Risk for further information.
U.S. Tax Law Reform and U.S. Renewable Energy Tax Credits — On July 4, 2025, the U.S. enacted H.R. 1 (the “2025 Act”). The legislation significantly revised the laws governing U.S. renewable energy tax credits and the U.S. taxation of certain foreign earnings, which may impact our effective tax rate in future periods and could be material. In addition, the 2025 Act included amendments to, and extensions of, various other U.S. corporate income tax provisions including the determination of limitation on interest expense deductions. Any impact may change as U.S. Treasury and Internal Revenue Service (“IRS”) issue additional guidance, which may be material.
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
The 2025 Act amends the phase out of wind and solar ITC and PTC tax credits. Wind and solar renewables projects that begin construction within 12 months of the enactment of the 2025 Act remain eligible for 100% of the credit without the 2027 placed-in-service deadline, provided that, under current Treasury guidance, the projects are placed in service no more than four calendar years after the calendar year when construction began. Wind and solar projects that begin construction after 12 months of the enactment must be placed in service no later than 2027. Wind and solar projects that began construction by the end of 2024 are not impacted by the 2025 Act. The 2025 Act does not impose tighter timelines for energy storage projects to qualify for the ITC and PTC, and it allows energy storage projects to receive the full ITC or PTC credit if they begin construction by 2033.
The 2025 Act also imposes a restriction precluding credits for renewables and storage projects claiming the ITC or PTC credit that start construction after December 31, 2025 and receive material assistance from a prohibited foreign entity, effectively limiting the percentage of total project costs that may be derived from products that are mined, produced or manufactured in China, with varying permissible percentages depending on the calendar year

96 | 2025 Annual Report

and applicable technology for the project. This restriction also precludes credit eligibility for taxpayers owning projects that start construction after December 31, 2024 that are classified as having ownership or certain other interests by a prohibited foreign entity, including projects over which a prohibited foreign entity is deemed to exercise formal or effective control.
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
On August 15, 2025, the Department of Treasury issued updated guidance defining the start of construction for purposes of claiming the ITC and PTC. AES does not expect the modifications to the start of construction guidance to materially impact its projects. The Department of Treasury has not yet issued comprehensive guidance implementing the FEOC restrictions, however. Further guidance, which may be material, is expected to be released within the coming months.
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
Our U.S. wind and solar projects are developed primarily on private land and are designed in a manner that minimizes the potential of a federal nexus. However, due to the broad language of the memorandum, there may be some impact to projects developed on private land.
In 2024, we realized $1,313 million of earnings from Tax Attributes, comprised of $1,293 million from the Renewables SBU and $20 million from the Utilities SBU. In 2025, we recognized $1,540 million of earnings from Tax Attributes, comprised of $1,374 million from the Renewables SBU and $166 million from the Utilities SBU.
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
Net CFC Tested Income (“NCTI”) — The 2025 Act amended the Global Intangible Low-Taxed Income (“GILTI”) provision by eliminating the reduction to foreign earnings subject to GILTI by an allowable economic return on investment beginning January 1, 2026. The GILTI provision was also renamed to the NCTI provision. Additionally, the 2025 Act modified the U.S. foreign tax credit provisions beginning January 1, 2026. Although the new NCTI rules provide for a reduced 14 percent effective tax rate on captured foreign income, by way of a 40 percent deduction, companies with a U.S. net operating loss or otherwise insufficient taxable income will not benefit from the lower effective tax rate and may not be able to utilize foreign tax credits. The new NCTI rules may subject a portion of our foreign earnings to current U.S. taxation in the future and could be material.
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
Global Tax — The macroeconomic and political environments in the U.S. and in some countries where our subsidiaries conduct business have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA included a 15% corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income. In June 2025, the IRS began releasing interim guidance for CAMT and announced its intention to revise regulations that were proposed in September 2024. The impact to the Company in 2025 is not material. We will continue to monitor the issuance of CAMT revised guidance.

97 | 2025 Annual Report

The Netherlands, Bulgaria, and Vietnam adopted legislation to implement Pillar 2 effective as of January 1, 2024. On January 5, 2026, the OECD published a side-by-side package to modify the Pillar 2 system in a manner that will fully exclude domestic and foreign profits of US-parented groups from Pillar 2’s Undertaxed Profits Rule and Income Inclusion Rule. The side-by-side package is intended to take effect as of January 1, 2026, but is subject to enactment of legislation in the local jurisdictions. We will continue to monitor the issuance of legislation incorporating the side-by-side package, as well as other Pillar 2 amendments and new interpretive guidance in non-EU countries where the Company operates.
Inflation — In the markets in which we operate, there have been higher rates of inflation recently. While most of our contracts in our international businesses are indexed to inflation, in general, our U.S.-based generation contracts are not indexed to inflation. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of some of our development projects that could negatively impact their competitiveness. Our utility businesses allow for recovery of O&M costs through the regulatory process, which may have timing impacts on recovery.
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

98 | 2025 Annual Report

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
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Ilumina’s non-recourse debt of $20 million continues to be in technical default and is classified as current as of December 31, 2025.
In 2022, a mediation commenced to resolve the PREPA Title III case. On March 19, 2025, the judge presiding over the case entered an order to permit the filing of an amended plan of adjustment and litigation of specific issues, including administrative expense claim by non-settling bondholders. The stay of plan confirmation and bondholder rights-related litigation was extended without a termination date, and the non-settling bondholders' motion to lift the stay was denied. The PROMESA Oversight Board filed an amended plan of adjustment and disclosure statement for PREPA on March 28, 2025. The mediation period was subsequently extended through April 1, 2026, reflecting the continuing efforts to resolve remaining matters under the Title III proceedings.
Considering the information available as of the date hereof, management believes the carrying amount of our long-lived assets in Puerto Rico of $80 million is recoverable as of December 31, 2025.
Impairments and Realizability
Long-lived Assets and Current Assets Held-for-Sale — During the year ended December 31, 2025, the Company recognized asset impairment expense of $224 million. See Note 23—Asset Impairment Expense included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information. As of December 31, 2025, after recognizing these impairment expenses, the carrying value of our investments in long-lived assets and current assets held-for-sale that were assessed for impairment following a triggering event in 2025 was $109 million.
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
Tax Asset Realizability — Certain AES Chilean businesses have recorded net deferred tax assets ("DTA") of $243 million relating primarily to net operating loss carryforwards, which are not subject to expiration. Their realization is dependent on generating sufficient taxable income. At this time, management believes it is more likely than not that all of the DTA will be realized; however, it could be reduced by way of valuation allowance in the near term if estimates of future taxable income are reduced.
Regulatory
FERC, RTOs, and Interconnection Prioritization — FERC approved one-time queue jumping proposals in PJM, MISO, and SPP over the course of the year. Limited additions to each RTO’s queue are not expected to materially impact the projects already in our backlog; however, they could create uncertainty around network upgrade costs and the timing of integration of future projects in each RTO’s queue. See Item 1A.—Risk Factors — Our development projects are subject to substantial uncertainties included in this Form 10-K for further details.
AES Ohio Legislation and Three-Year Rate Plan — On April 30, 2025, the Ohio legislature passed new energy legislation (House Bill 15) that was signed by the Governor and became effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would

99 | 2025 Annual Report

replace electric security plans (ESPs) and associated recovery riders. AES Ohio currently anticipates that remaining recovery rider balances would be included in future base rates. Among other provisions, the legislation eliminates as of its effective date, the LGR, which previously allowed for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of future net OVEC costs and revenues or remaining recovery rider balances, could be material to our results of operations, financial condition, and cash flows. To comply with House Bill 15, AES Ohio filed an application with the PUCO on November 10, 2025 to establish a Three-Year Rate Plan. This plan describes the investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. To enable these ongoing investments, the application also proposes rates for future electric distribution service in 2027, 2028, and 2029. The PUCO has set the evidentiary hearing to begin August 4, 2026, and a Commission Order is anticipated by the end of 2026.
AES Ohio ESP Appeal — From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal of ESP 3 and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79 million. The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Oral arguments regarding this appeal were held on April 22, 2025, and a court decision is pending.
AES Ohio Smart Grid Comprehensive Settlement — On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025. The Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. In the proceeding on remand, AES Ohio filed testimony proposing a refund of $1.6 million based on methodologies sponsored by its external financial consultant. The PUCO held an evidentiary hearing on this issue on October 28 and 29, 2025, and a PUCO decision is pending.
AES Indiana Rate Case Filing — On June 3, 2025, AES Indiana filed a petition with the IURC for authority to increase its basic rates and charges. On October 15, 2025, AES Indiana entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”) with most parties in AES Indiana’s pending regulatory rate review at the IURC. This Settlement Agreement provides for updated base rates for electric services in AES Indiana’s territory and is subject, and conditioned upon, approval by the IURC. Among other things, the Settlement Agreement proposes an increase in AES Indiana’s revenue of $90.7 million and provides a return on common equity of 9.75% and cost of long-term debt of 5.34%, on a rate base of approximately $5.5 billion for AES Indiana’s 2027 electric service base rates. The partial Settlement Agreement also includes a commitment to not implement additional base rate increases, following the implementation of new base rates under the settlement, until at least January 2030 and to not start a second TDSIC Plan before January 2028. An evidentiary hearing with the IURC was held on January 28 and 29, 2026, and AES Indiana anticipates a final order from the IURC in the second quarter of 2026.
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
We do not believe termination of the PPA is justified. Nevertheless, the PPA Discussions involved a range of potential outcomes, including but not limited to the termination of the PPA and payment of some level of compensation to AES Maritza. Any negotiated resolution would be subject to mutually acceptable terms, lender

100 | 2025 Annual Report

consent, and DG Comp approval. At this time, we cannot predict whether and when the PPA Discussions might resume or the outcome of any such discussions. Nor can we predict how DG Comp might resolve its review if the PPA Discussions do not resume or if any such discussions fail to result in an agreement concerning the agency's review. AES Maritza believes that its PPA is legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2025, the carrying value of our long-lived assets at Maritza is $64 million.
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
Capital Resources and Liquidity
Overview
As of December 31, 2025, the Company had unrestricted cash and cash equivalents of $1.4 billion, of which $10 million was held at the Parent Company and qualified holding companies. The Company had restricted cash and debt service reserves of $780 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $23.2 billion and $6 billion, respectively. Of the $2.2 billion of our current non-recourse debt, $2.2 billion was presented as such because it is due in the next twelve months and $20 million relates to debt considered in default. This default is not a payment default but is instead a technical default triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. See Note 12—Obligations in Item 8.—Financial Statements of this Form 10-K for additional detail. As of December 31, 2025, the Company also had $616 million outstanding related to supplier financing arrangements.
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $879 million in recourse debt which matures within the next twelve months, including $79 million in outstanding borrowings under the commercial paper program. Furthermore, we have $391 million due under supplier financing arrangements that have a guarantee, $204 million guaranteed by the Parent Company and $187 million guaranteed by subsidiaries. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable

101 | 2025 Annual Report

rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company does not have any material unhedged exposure to variable interest rate debt. Additionally, commercial paper issuances are short term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company's $29.5 billion of total gross debt outstanding as of December 31, 2025, approximately $7.3 billion accrues interest at variable rates. The Company actively hedges its current and expected variable rate exposure through a combination of currently effective and forward starting interest rate swaps. As of December 31, 2025, the total maximum outstanding amount of hedges protecting the company against current and expected variable rate exposure was $9.1 billion. These hedges generally provide economic protection through the entire expected life of the projects, regardless of the type of debt issued to finance construction or refinance the projects in the future.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project's non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock, and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial and performance-related guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business' obligations up to the amount provided for in the relevant guarantee or other credit support. As of December 31, 2025, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $3.8 billion in aggregate. This amount excludes arrangements that relate solely to the Company's own future performance, as well as those that are collateralized by letters of credit and other obligations discussed below.
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of December 31, 2025, we had $220 million in letters of credit under bilateral agreements, $117 million in letters of credit outstanding provided under our unsecured credit facilities, and $50 million in letters of credit outstanding provided under our revolving credit facilities. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations.
Additionally, in connection with certain project financings, some of the Company's subsidiaries have expressly undertaken limited obligations and commitments. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of December 31, 2025, the consolidated maximum undiscounted potential exposure to guarantees, letters of credit, and surety bonds issued by our subsidiaries was $4.7 billion, including $2.5 billion of guarantees and commitments, $2.1 billion of letters of credit outstanding, and $74 million of surety bonds.
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

102 | 2025 Annual Report

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
Long-Term Receivables
As of December 31, 2025, the Company had approximately $119 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond December 31, 2026, or one year from the latest balance sheet date. Noncurrent receivables in the U.S. pertain to the sale of the Redondo Beach land. Noncurrent receivables in Chile pertain primarily to payment deferrals granted to mining customers as part of our green blend agreements. See Note 7—Financing Receivables included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
As of December 31, 2025, the Company had an $862 million loan receivable related to the Mong Duong facility in Vietnam, which was constructed under a build, operate, and transfer contract. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant's PPA. Of the loan receivable balance, $107 million was classified in Other current assets and $755 million was classified in Loan receivable on the Consolidated Balance Sheets. See Note 7—Financing Receivables and Note 21—Revenue included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the year ended December 31, 2025 were debt financings, cash flows from operating activities, sales to noncontrolling interests, and purchases under supplier financing arrangements. The primary uses of cash in the year ended December 31, 2025 were repayments of debt, capital expenditures, repayments of obligations under supplier financing arrangements, and distributions to noncontrolling interests.
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

103 | 2025 Annual Report

A summary of cash-based activities is as follows (in millions):

	Year Ended December 31,
Cash Sources:	2025	2024
Issuance of non-recourse debt	$5,866	$7,236
Net cash provided by operating activities	4,306	2,752
Borrowings under the revolving credit facilities	3,865	6,806
Sales to noncontrolling interests	2,084	1,247
Purchases under supplier financing arrangements	1,380	1,786
Issuance of preferred shares in subsidiaries	992	—
Issuance of recourse debt	800	1,450
Contributions from noncontrolling interests	437	222
Proceeds from the sale of business interests, net of cash and restricted cash sold	108	423
Sale of short-term investments	93	796
Other	297	97
Total Cash Sources	$20,228	$22,815

Cash Uses:
Capital expenditures (1)	$(5,929)	$(7,392)
Repayments under the revolving credit facilities	(5,330)	(6,197)
Repayments of non-recourse debt	(3,817)	(4,306)
Repayments of obligations under supplier financing arrangements	(1,681)	(1,794)
Distributions to noncontrolling interests	(912)	(430)
Repayments of recourse debt	(898)	(200)
Dividends paid on AES common stock	(501)	(483)
Purchase of emissions allowances	(309)	(206)
Purchase of short-term investments	(185)	(818)
Payments for financing fees	(134)	(138)
Acquisitions of business interests, net of cash and restricted cash acquired	(108)	(246)
Other (2)	(301)	(556)
Total Cash Uses	$(20,105)	$(22,766)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$123	$49
_____________________________
(1)Includes interest capitalized on development and construction of $502 million and $637 million for the years ended December 31, 2025 and 2024, respectively. Of the total capitalized in 2025 and 2024, $483 million and $577 million, respectively, are related to recourse and non-recourse debt interest payments. The remaining capitalized interest is primarily related to supplier financing arrangements.
(2)Includes the $27 million and $63 million effect of exchange rate changes on cash, cash equivalents and restricted cash for the years ended December 31, 2025 and 2024, respectively.
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative twelve-month periods (in millions):

	December 31,
Cash flows provided by (used in):	2025	2024	$ Change
Operating activities	$4,306	$2,752	$1,554
Investing activities	(6,210)	(7,700)	1,490
Financing activities	1,975	4,963	(2,988)

104 | 2025 Annual Report

Operating Activities
Fiscal Year 2025 versus 2024
Net cash provided by operating activities increased $1.6 billion for the year ended December 31, 2025, compared to December 31, 2024.
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
•Adjusted net income increased $1.3 billion, primarily due to increased proceeds from the transfer of U.S. investment tax credits, and a decrease in cash paid for interest and income taxes, partially offset by lower margin at our Energy Infrastructure SBU.
•Change in working capital increased $291 million, primarily due to a decrease in accounts receivable due to the timing of collections and billings and an increase in contract liabilities related to development services in the U.S. These increases were partially offset by an increase in other current assets due to the timing of collection of tax credit transfer proceeds, the prior year sale of financing receivables under the Warrior Run PPA termination agreement, and an increase in inventory due to higher purchases and lower consumption.
Investing Activities
Fiscal Year 2025 versus 2024
Net cash used in investing activities decreased $1.5 billion for the year ended December 31, 2025 compared to December 31, 2024.
Investing Cash Flows
(in millions)

105 | 2025 Annual Report

•Cash paid for acquisitions of business interests decreased $138 million, primarily due to the prior year acquisition of Atacama Solar in Chile for $105 million, higher net acquisitions in the prior year of $64 million for various businesses at AES Clean Energy Development, and the prior year acquisition of Hoosier Wind for $49 million; partially offset by the current year acquisition of Crossvine for $78 million.
•Contributions to equity affiliates decreased $84 million, primarily driven by the prior year contributions to Gatun and sPower for $64 million and $22 million, respectively.
•Cash proceeds from sales of business interests decreased $315 million, primarily due to proceeds of $412 million, net of transaction costs and cash sold, from the sale of AES Brasil in the prior year; partially offset by the current year sell-down of Dominican Republic Renewables for $103 million.
•Capital expenditures decreased $1.5 billion, discussed further below.
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
•Growth expenditures decreased $1.3 billion, primarily driven by a decrease in expenditures for U.S. and Dominican Republic renewables as well as transmission and distribution project investments at our U.S. utilities compared to the prior year; partially offset by an increase in expenditures for renewables projects in Chile in the current year.
•Maintenance expenditures decreased $186 million, primarily driven by a $69 million decrease due to timing of maintenance at Southland, AES Ohio, and TermoAndes, and a $61 million decrease due to the sale of AES Brasil in October 2024.
•Environmental expenditures decreased $3 million, with no material drivers.

106 | 2025 Annual Report

Financing Activities
Fiscal Year 2025 versus 2024
Net cash provided by financing activities decreased $3 billion for the year ended December 31, 2025 compared to December 31, 2024.
Financing Cash Flows
(in millions)
See Notes 12—Obligations, 17—Redeemable stock of subsidiaries, and 18—Equity in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for more information regarding significant transactions.
•The $2.4 billion impact from non-course revolvers is primarily due to $1.4 billion of net repayments in the current year and $751 million net borrowings in the prior year at the Renewables SBU, and $247 million of net repayments in the current year and $69 million of net borrowings in the prior year at the Utilities SBU; partially offset by $122 million of higher net repayments at the Energy Infrastructure SBU in the prior year.
•The $1.3 billion impact from recourse debt is primarily due to the issuance of $1.5 billion subordinated notes at the Parent Company in the prior year and repayments of $898 million at the Parent Company in the current year, partially offset by current year issuance of $800 million of senior notes and repayments of $200 million in the prior year.
•The $881 million impact from non-recourse debt transactions is primarily due to $963 million lower net borrowings at the Utilities SBU and $451 increase in net repayments at the Energy Infrastructure SBU, partially offset by a $533 increase in net borrowings at the Renewables SBU.
•The $482 million impact from distributions to noncontrolling interests is primarily related to increases of $307 million and $191 million at AES Clean Energy and AES Indiana, respectively, mainly due to higher proceeds from the transfer of U.S. investment tax credits distributed to tax equity partners.
•The $300 million impact from the Parent Company revolver is due to higher net borrowings in the current year.
•The $992 million impact from issuance of preferred shares in subsidiaries is primarily due to the proceeds received from the issuance of preferred shares in AES Global Insurance, Bellefield 2 Equity Holdings, AES DevCo HoldCo, Desarrollos Renovables, and the Bolero BESS project.
•The $837 million impact from sales to noncontrolling interests is primarily due to $540 million from the sale of ownership interest in AES Ohio and increase in proceeds of $328 million and $207 million at AES Clean Energy Development and AES Indiana, respectively, due to higher sales of ownership in project companies to tax equity investors; partially offset by a $104 million decrease in sales under the Chile Renovables partnership with GIP, a decrease of $103 million in proceeds at AES Renewable Holdings due to higher sales of ownership in project companies to tax equity investors in the prior year, and $35 million related to the prior year sale of ownership interest in the Marahu project.

107 | 2025 Annual Report

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

	December 31, 2025	December 31, 2024
Consolidated cash and cash equivalents	$1,382	$1,524
Less: Cash and cash equivalents at subsidiaries	(1,372)	(1,259)
Parent Company and qualified holding companies' cash and cash equivalents	10	265
Commitments under the Parent Company credit facilities	1,800	1,800
Less: Letters of credit under the credit facilities	(50)	(18)
Less: Borrowings under the credit facility	(300)	—
Less: Borrowings under the commercial paper program	(79)	—
Borrowings available under the Parent Company credit facilities	1,371	1,782
Total Parent Company Liquidity	$1,381	$2,047
The Parent Company paid dividends of $0.70 per outstanding share to its common stockholders during the year ended December 31, 2025. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $6.0 billion and $5.7 billion as of December 31, 2025 and 2024, respectively. See Note 12—Obligations in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our revolving credit facilities and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial

108 | 2025 Annual Report

and other reporting requirements. As of December 31, 2025, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Consolidated Balance Sheets amounts to $2.2 billion. The portion of current debt related to such defaults was $20 million at December 31, 2025, all of which was non-recourse debt related to AES Ilumina. This default is not a payment default, but is instead a technical default triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents. See Note 12—Obligations in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company's debt agreements as of December 31, 2025, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company's indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary" and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company's outstanding debt securities. A material subsidiary is defined in the Parent Company's revolving credit agreement as any business that contributed 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters. As of December 31, 2025, none of the defaults listed above resulted in a cross-default under the recourse debt of the Parent Company. Furthermore, none of the non-recourse debt in default listed above is guaranteed by the Parent Company.
Contractual Obligations and Contingent Contractual Obligations
A summary of our contractual obligations, commitments, and other liabilities as of December 31, 2025 is presented below (in millions):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other	Footnote Reference(5)
Debt obligations (1) (2)	$29,549	$3,100	$7,172	$7,338	$11,939	$—	12
Interest payments on long-term debt (3)	16,095	1,425	2,526	2,071	10,073	—	N/A
Supplier financing arrangements	616	616	—	—	—	—	12
Finance lease obligations (2)	1,714	36	77	83	1,518	—	15
Operating lease obligations (2)	843	50	74	66	653	—	15
Electricity obligations	8,356	819	1,360	1,271	4,906	—	13
Fuel obligations	7,490	1,374	1,555	1,240	3,321	—	13
Other purchase obligations	7,644	4,282	1,722	743	897	—	13
Other long-term liabilities reflected on AES' consolidated balance sheet under GAAP (2) (4)	1,451	—	739	103	592	17	N/A
Total	$73,758	$11,702	$15,225	$12,915	$33,899	$17
_____________________________

109 | 2025 Annual Report

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
(3)Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2025 and do not reflect anticipated future refinancing, early redemptions, or new debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2025.
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
(5)For further information see the note referenced below in Item 8.—Financial Statements and Supplementary Data of this Form 10-K.
The following table presents our Parent Company's consolidated contingent contractual obligations as of December 31, 2025:

Parent Company Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments (1)	$3,774	24	< $1 — 1,117
Letters of credit under bilateral agreements	220	8	< $1— 92
Letters of credit under the unsecured credit facilities	117	7	< $1 — 60
Letters of credit under the revolving credit facilities	50	17	< $1 — 38
Total	$4,161	56
_____________________________
(1)Excludes payment obligation and commercial transaction arrangements entered into by the Parent Company on behalf of its consolidated subsidiaries, which relate to the Company's own future performance. See Schedule I—Condensed Financial Information of Registrant for additional information on guarantees issued by the Parent Company.
Additionally, some of the Company's subsidiaries have contingent contractual obligations that are non-recourse to the Parent Company. The following table presents our subsidiaries' consolidated contingent contractual obligations as of December 31, 2025:

Subsidiary Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,532	40	< $1 — 490
Letters of credit under subsidiary credit facilities	2,114	351	< $1 — 97
Surety bonds	74	108	< $1 — 10
Total	$4,720	499
We have a diverse portfolio of performance-related contingent contractual obligations. These obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these obligations include change of control, construction cost overruns, subsidiary default, political risk, tax indemnities, spot market power prices, sponsor support, and liquidated damages under power sales agreements for projects in development, in operation and under construction. While we do not expect that we will be required to fund any material amounts under these contingent contractual obligations beyond 2025, many of the events which would give rise to such obligations are beyond our control. We can provide no assurance that we will be able to fund our obligations under these contingent contractual obligations if we are required to make substantial payments thereunder.
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

110 | 2025 Annual Report

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

111 | 2025 Annual Report

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
Fair Value of Nonfinancial Assets and Liabilities — Significant estimates are made in determining the fair value of long-lived tangible and intangible assets (i.e., property, plant, and equipment, intangible assets, and goodwill) during the impairment evaluation process. In addition, the relevant accounting guidance requires the Company to recognize the majority of assets acquired and liabilities assumed in a business combination and asset acquisitions by VIEs at fair value.
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

112 | 2025 Annual Report

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
The fair value of our derivative portfolio is generally determined using internal and third-party valuation models, most of which are based on observable market inputs, including interest rate curves and forward and spot prices for currencies and commodities. The Company derives most of its financial instrument market assumptions from market efficient data sources (e.g., Bloomberg, Reuters, and Platt's). In some cases, where market data is not readily available, management uses comparable market sources and empirical evidence to derive market assumptions to determine a financial instrument's fair value. In certain instances, published pricing may not extend through the remaining term of the contract, and management must make assumptions to extrapolate the curve. Specifically, where there is limited forward curve data with respect to foreign exchange contracts beyond the traded points, the Company utilizes the interest rate differential approach to construct the remaining portion of the forward curve. For individual contracts, the use of different valuation models or assumptions could have a material effect on the calculated fair value.
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

113 | 2025 Annual Report

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
Hypothetical Liquidation at Book Value — Certain of the Company's businesses are subject to profit-sharing arrangements where the allocation of earnings and losses, cash distributions, and tax benefits are not based on fixed ownership percentages.
Many of these arrangements exist for certain U.S. renewable generation partnerships to designate different allocations of value among investors, where the allocations change in form or percentage over the life of the partnership. For these businesses, the Company uses the HLBV method when it is a reasonable approximation of the profit-sharing arrangement. The HLBV method calculates the proceeds that would be attributable to each partner based on the liquidation provisions of the respective operating partnership agreement if the partnership were to be liquidated at book value at the balance sheet date. Each partner’s share of income in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions.
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
Leases — The Company recognizes operating and finance right-of-use assets and lease liabilities on the Consolidated Balance Sheets for most leases with an initial term of greater than 12 months. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. Our subsidiaries’ incremental borrowing rates are used in determining the present value of lease payments when the implicit rate is not readily determinable. Certain adjustments to the right-of-use asset may be required for items such as prepayments, lease incentives, or initial direct costs. For further information regarding the nature of our leases and our critical accounting policies affecting leases, see Note 1—General and Summary of Significant Accounting Policies included in Item 8.—Financial Statements and Supplementary Data of this Form 10-

114 | 2025 Annual Report

K.
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
New Accounting Pronouncements
    See Note 1—General and Summary of Significant Accounting Policies included in Item 8.—Financial Statements and Supplementary Data of this Form 10-K for further information about new accounting pronouncements adopted during 2025 and accounting pronouncements issued, but not yet effective.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview Regarding Market Risks
Our businesses are exposed to and, therefore, proactively manage, market risk. Market risk is a potential loss that may result from market changes associated with AES power generation or with existing or forecasted financial or commodity transactions. Our primary market risk exposure is to the price of commodities, particularly electricity, natural gas, coal, and environmental credits. AES is also exposed to fluctuations in interest rates associated primarily with outstanding and expected issuances and borrowings, and foreign currency exchange rates associated primarily with investments in foreign subsidiaries and affiliates. To hedge our exposure to market risks, we enter into various transactions, including derivatives.
The disclosures presented in this Item 7A are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 7A. For further information regarding market risk, see Item 1A.—Risk Factors, Fluctuations in currency exchange rates may impact our financial results and position; Wholesale power prices may experience significant volatility in our markets which could impact our operations and opportunities for future growth; We may not be adequately hedged against our exposure to changes in commodity prices or interest rates; and Certain of our businesses are sensitive to variations in weather and hydrology of this 2025 Form 10-K.
Commodity Price Risk
AES generally seeks to hedge its exposure to commodity price risk; however, certain generation businesses may retain limited unhedged positions due to short‑term sales structures or contractual mismatches between supply and obligations. As a result, a portion of operating results may be exposed to changes in market prices for electricity, fuels, and environmental credits. Increased competition, including from renewable generation and the growing penetration of energy storage systems, may exert downward pressure on electricity prices in certain markets. AES employs risk management strategies designed to limit the impact of commodity price movements on consolidated financial performance. These strategies may include the use of physical and financial commodity contracts, futures, swaps, and options. The portfolio also benefits from natural offsets across businesses, as changes in commodity prices may positively affect certain operations while negatively affecting others. Actual results may differ from modeled sensitivities due to local market conditions, including hydrology, regional supply and demand dynamics, fuel supply constraints, competition and bidding conditions, and regulatory interventions such as price caps.
Volume variation also affects our commodity exposure. The volume sold under contracts or retail concessions can vary based on weather and economic conditions, resulting in a higher or lower volume of sales in spot markets. Thermal unit availability and hydrology can affect the generation output available for sale and can affect the marginal unit setting power prices.
As of December 31, 2025, a hypothetical 10% increase in commodity prices would not be expected to have a material impact on consolidated pre‑tax earnings, with estimated impacts of less than a $10 million gain for power, less than a $10 million gain for gas, and less than a $10 million loss for coal. The sensitivities are calculated using

115 | 2025 Annual Report

industry-standard valuation techniques to revalue all transactions (physical and financial commodity transactions) in the portfolio for a change in the underlying prices the transactions are exposed to and exclude correlation effects, including those due to renewable resource availability. The models reference market prices of commodities across future periods and associated volatility of these market prices. Prices and volatilities are predominantly based on observable market prices.
Commodity price exposure at individual businesses may change over time as contracts mature and hedging positions are adjusted, and although longer‑dated forward commodity prices are generally less volatile, our sensitivity to changes in commodity prices may increase in later years due to lower levels of forward hedging at some of our businesses.
In the Energy Infrastructure SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. This type of market risk exists primarily in California, Chile, the Dominican Republic, and Panama.
In California, our Southland once-through cooling generation units (“Legacy Assets”) in Long Beach and Huntington Beach have been extended to operate through 2026 under capacity contracts with the State as part of the Strategic Reserve program. Our facility in Redondo Beach has been retired effective January 1, 2024. Our ability to operate the Long Beach facility at full capacity through 2025 was approved under Tentative Time Schedule Order coverage in November 2023. Approval to operate Long Beach through 2026 will be subject to review with State Agencies. Our Southland combined cycle gas turbine ("Southland Energy") units benefit from higher power and lower gas prices, depending on the contracted or hedge position.
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
In the Dominican Republic, we own natural gas plants contracted under a portfolio of contract sales, and both contract and spot prices may move with commodity prices through 2027.
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
Foreign Exchange Rate Risk
AES operates in multiple countries and as such is subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate.
In the normal course of business, we are exposed to foreign currency risk and other foreign operational risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the USD. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in USD or currencies other than their own functional currencies. Certain of our foreign subsidiaries calculate and pay

116 | 2025 Annual Report

taxes in currencies other than their own functional currency. We have varying degrees of exposure to changes in the exchange rate between the USD and the following currencies: Argentine peso, Chilean peso, Colombian peso, Dominican peso, Euro, and Mexican peso. Our exposure to certain of these currencies may be material. These subsidiaries and affiliates attempt to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps, and options where possible to manage our risk related to certain foreign currency fluctuations.
AES enters into foreign currency hedges to protect economic value of the business and minimize the impact of foreign exchange rate fluctuations in our portfolio. While protecting cash flows, the hedging strategy is also designed to reduce forward-looking earnings foreign exchange volatility. Due to variation of timing and amount between cash distributions and earnings exposure, the hedge impact may not fully cover the earnings exposure on a realized basis, which could result in greater volatility in earnings.
AES has unhedged forward‑looking earnings exposure to the Argentine peso, which could increase earnings volatility, particularly in times of adverse exchange-rate movement. Additionally, as of December 31, 2025, a hypothetical one‑time 10% appreciation of the U.S. dollar applied to forecasted 2026 cash distributions, net of outstanding hedges and with all other variables held constant, indicates that cash distributions attributable to foreign subsidiaries in the Colombian peso, Euro, and Argentine peso may each be exposed to exchange‑rate movements resulting in less than a $5 million loss.
These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted cash distributions exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
Interest Rate Risks
AES is exposed to risk resulting from changes in interest rates primarily because of our current and expected future issuance of debt and borrowing.
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
As of December 31, 2025, a hypothetical 100‑basis‑point increase in interest rates would be expected to increase annual pre‑tax interest expense by less than $10 million, based on the portion of the Company's debt that is subject to variable interest rates. These amounts represent full-year 2026 exposure and do not take into account the historical correlation among interest rates.

117 | 2025 Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Part A — Report of Independent Registered Public Accounting Firm
Our auditors are Ernst & Young LLP, located in Tysons, Virginia. Their PCAOB ID number is 42.
Part B — Financial Statements and Supplementary Data

118 | 2025 Annual Report

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The AES Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The AES Corporation (the Company) as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

119 | 2025 Annual Report

Allocation of Earnings to Noncontrolling Interests in Tax Equity Partnerships

Description of the Matter
As described in Notes 1 and 18, certain renewables projects have been financed with tax equity structures, where tax equity investors receive a noncontrolling interest in consolidated partnerships where the allocation of the economic attributes, including tax attributes vary over the life of the project. When the allocation of the partnership’s earnings and losses, cash distributions, and tax benefits are not based on fixed ownership percentages, the Company uses the hypothetical liquidation at book value (HLBV) method to calculate the earnings attributable to the noncontrolling interests for these consolidated partnerships, when it is a reasonable approximation of the profit-sharing arrangement. The Company recorded $748 million of net loss attributable to noncontrolling interests and redeemable stock of subsidiaries on the consolidated statements of operations in 2025, the majority of which was allocated using the HLBV method.
Auditing the allocation of earnings and losses to noncontrolling interest holders using HLBV for partnerships related to renewable projects that were placed into service during the period was complex due to the evaluation of whether a newly established HLBV calculation used to allocate earnings appropriately reflects the unique substantive profit-sharing terms and features within each partnership agreement. A greater extent of audit effort and specialized skill and knowledge was required to evaluate the contractual provisions in each partnership agreement as well as the appropriateness of the investors’ claim to the net equity of the partnership used in the HLBV method.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s process for developing the HLBV calculations for partnership agreements related to renewable projects that were placed into service during the period. For example, we tested management’s review of substantive profit-sharing terms to evaluate whether they are properly reflected in the HLBV calculations.

To test the allocation of earnings and losses to noncontrolling interest holders for partnership agreements related to certain renewable projects that were placed into service during the period, we read the related partnership agreements to understand the substantive profit-sharing provisions. We evaluated the HLBV calculations for consistency with the contractual provisions in the related partnership agreements and tested the capital transactions of the tax equity investors. We involved tax subject matter professionals to assist in evaluating the calculation of the investors’ net equity accounts used in the HLBV method, including the proceeds attributable to the tax equity investor due to the recognition of investment tax credits and other adjustments as required by the U.S. Internal Revenue Code. Additionally, we tested the allocation of earnings by recalculating the hypothetical liquidation in the HLBV method based on the liquidation provisions of the related partnership agreements.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
Tysons, Virginia
March 2, 2026

Consolidated Balance Sheets
December 31, 2025 and 2024

	2025	2024
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,382	$1,524
Restricted cash	691	437
Short-term investments	174	79
Accounts receivable, net of allowance of $39 and $52, respectively	1,683	1,646
Inventory	612	593
Prepaid expenses	192	157
Other current assets, net of allowance of $2 and $0, respectively	1,723	1,533
Current held-for-sale assets	45	862
Total current assets	6,502	6,831
NONCURRENT ASSETS
Property, plant, and equipment, net of accumulated depreciation of $9,796 and $8,701, respectively	37,818	33,166
Investments in and advances to affiliates	1,004	1,124
Debt service reserves and other deposits	89	78
Goodwill	342	345
Other intangible assets, net of accumulated amortization of $479 and $426, respectively	2,040	1,947
Deferred income taxes	397	365
Loan receivable, net of allowance of $19 and $0, respectively	755	—
Other noncurrent assets, net of allowance of $24 and $20, respectively	2,821	2,917
Noncurrent held-for-sale assets	—	633
Total noncurrent assets	45,266	40,575
TOTAL ASSETS	$51,768	$47,406
LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,980	$1,654
Accrued interest	268	256
Accrued non-income taxes	294	249
Supplier financing arrangements	616	917
Accrued and other liabilities	2,223	1,246
Recourse debt	879	899
Non-recourse debt	2,232	2,688
Current held-for-sale liabilities	—	662
Total current liabilities	8,492	8,571
NONCURRENT LIABILITIES
Recourse debt	5,105	4,805
Non-recourse debt	21,681	20,626
Deferred income taxes	1,581	1,490
Other noncurrent liabilities	2,980	2,881
Noncurrent held-for-sale liabilities	—	391
Total noncurrent liabilities	31,347	30,193
Commitments and Contingencies (see Notes 13 and 14)
Redeemable stock of subsidiaries	2,824	938
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 859,836,539 issued and 712,201,777 outstanding at December 31, 2025 and 859,709,987 issued and 711,074,269 outstanding at December 31, 2024)	9	9
Additional paid-in capital	5,904	5,913
Retained earnings	641	293
Accumulated other comprehensive loss	(698)	(766)
Treasury stock, at cost (147,634,762 and 148,635,718 shares, respectively)	(1,793)	(1,805)
Total AES Corporation stockholders’ equity	4,063	3,644
NONCONTROLLING INTERESTS	5,042	4,060
Total equity	9,105	7,704
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY	$51,768	$47,406
See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
Years ended December 31, 2025, 2024, and 2023

	2025	2024	2023
	(in millions, except per share amounts)
Revenue:
Non-Regulated	$8,195	$8,756	$9,245
Regulated	4,038	3,522	3,423
Total revenue	12,233	12,278	12,668
Cost of Sales:
Non-Regulated	(6,603)	(6,985)	(7,173)
Regulated	(3,419)	(2,979)	(2,991)
Total cost of sales	(10,022)	(9,964)	(10,164)
Operating margin	2,211	2,314	2,504
General and administrative expenses	(241)	(288)	(255)
Interest expense	(1,407)	(1,485)	(1,319)
Interest income	287	381	551
Loss on extinguishment of debt	(26)	(17)	(63)
Other expense	(458)	(175)	(99)
Other income	67	156	89
Gain on disposal and sale of business interests	58	351	134
Goodwill impairment expense	—	—	(12)
Asset impairment expense	(224)	(374)	(1,067)
Foreign currency transaction gains (losses)	(79)	31	(359)
Other non-operating expense	(113)	—	—
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	75	894	104
Income tax benefit (expense)	181	(59)	(261)
Net equity in losses of affiliates	(55)	(26)	(32)
INCOME (LOSS) FROM CONTINUING OPERATIONS	201	809	(189)
Gain (loss) from disposal of discontinued businesses, net of income tax benefit (expense) of $0, $(7), and $7, respectively	(39)	(7)	7
NET INCOME (LOSS)	162	802	(182)
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	748	877	431
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$910	$1,679	$249
Increase in redemption value of redeemable stock of subsidiaries	(10)	—	—
NET INCOME AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$900	$1,679	$249
AMOUNTS AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations available to The AES Corporation common stockholders	$939	$1,686	$242
Income (loss) from discontinued operations available to The AES Corporation common stockholders	(39)	(7)	7
NET INCOME AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$900	$1,679	$249
BASIC EARNINGS PER SHARE:
Income from continuing operations available to The AES Corporation common stockholders	$1.31	$2.39	$0.36
Income (loss) from discontinued operations available to The AES Corporation common stockholders	(0.05)	(0.01)	0.01
NET INCOME AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$1.26	$2.38	$0.37
DILUTED EARNINGS PER SHARE:
Income from continuing operations available to The AES Corporation common stockholders	$1.31	$2.37	$0.34
Income (loss) from discontinued operations available to The AES Corporation common stockholders	(0.05)	(0.01)	0.01
NET INCOME AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$1.26	$2.36	$0.35
See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2025, 2024, and 2023

	2025	2024	2023
	(in millions)
NET INCOME (LOSS)	$162	$802	$(182)
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax expense of $1, $0, and $0, respectively	115	(236)	146
Reclassification to earnings, net of $0 income tax for all periods	—	649	—
Total foreign currency translation adjustments	115	413	146
Derivative activity:
Change in fair value of derivatives, net of income tax benefit (expense) of $3, $(98), and $3, respectively	(48)	463	(1)
Reclassification to earnings, net of income tax benefit (expense) of $11, $(8), and $(9), respectively	2	30	(73)
Total change in fair value of derivatives	(46)	493	(74)
Pension activity:
Change in pension adjustments due to prior service cost, net of $0 income tax for all periods	1	—	1
Change in pension adjustments due to net actuarial loss for the period, net of income tax benefit of $0, $2, and $0, respectively	(1)	(5)	(4)
Reclassification to earnings, net of income tax expense of $0, $1, and $0, respectively	1	15	—
Total pension adjustments	1	10	(3)
Fair value option liabilities activity:
Change in fair value option liabilities due to instrument-specific credit risk, net of $0 income tax for all periods	—	3	—
Total change in fair value option liabilities	—	3	—
OTHER COMPREHENSIVE INCOME	70	919	69
COMPREHENSIVE INCOME (LOSS)	232	1,721	(113)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable stock of subsidiaries	755	208	498
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$987	$1,929	$385

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity
Years ended December 31, 2025, 2024, and 2023

	THE AES CORPORATION STOCKHOLDERS
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1.0	$838	818.8	$8	150.0	$(1,822)	$6,688	$(1,635)	$(1,640)	$2,067
Net income (loss)	—	—	—	—	—	—	—	249	—	(372)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	136	9
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	3	(77)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(3)	—
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	136	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(261)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	24	—	—	(44)
Sales to noncontrolling interests			—	—	—	—	85	—	(10)	1,754
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	421
Dividends declared on AES common stock ($0.6702/share)	—	—	—	—	—	—	(449)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.3	—	(0.6)	9	7	—	—	—
Balance at December 31, 2023	1.0	$838	819.1	$8	149.4	$(1,813)	$6,355	$(1,386)	$(1,514)	$3,497
Net income (loss)	—	—	—	—	—	—	—	1,679	—	(791)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(88)	502
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	333	86
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	2	8
Change in fair value option liabilities, net of income tax	—	—	—	—	—	—	—	—	3	—
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	250	596
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	—	—	736
Disposition of business interests	—	—	—	—	—	—	14	—	—	(1,399)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(368)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(802)	—	498	304
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	411
Sales to noncontrolling interests	—	—	—	—	—	—	(19)	—	—	1,074
Conversion of Corporate Units to shares of common stock	(1.0)	(838)	40.5	1	—	—	838	—	—	—
Dividends declared on AES common stock ($0.6935/share)	—	—	—	—	—	—	(493)	—	—	—
Purchase of treasury stock	—	—	—	—	0.1	(3)	3	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(0.9)	11	17	—	—	—
Balance at December 31, 2024	—	$—	859.7	$9	148.6	$(1,805)	$5,913	$293	$(766)	$4,060
Net income (loss)	—	—	—	—	—	—	—	910	—	(590)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	114	1
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	—	—	(37)	(8)
Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	77	(7)
Adjustments to redemption value of redeemable stock of subsidiaries	—	—	—	—	—	—	—	(10)	—	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	—	—	180
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(812)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(52)	—	(17)	(80)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1,293
Sales to noncontrolling interests	—	—	—	—	—	—	170	(188)	8	968
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	—	—	30
Dividends declared on AES common stock ($0.7038/share)	—	—	—	—	—	—	(137)	(364)	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	0.1	—	(1.0)	12	10	—	—	—
Balance at December 31, 2025	—	$—	859.8	$9	147.6	$(1,793)	$5,904	$641	$(698)	$5,042
(1) Excludes redeemable stock of subsidiaries. See Note 17—Redeemable Stock of Subsidiaries.
(2) Related to the reclassification of AES Clean Energy Development common stock and certain tax equity partnerships at AES Clean Energy and AES Indiana from Redeemable stock of subsidiaries to Noncontrolling interests. See Note 17—Redeemable Stock of Subsidiaries.

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years ended December 31, 2025, 2024, and 2023

	2025	2024	2023
OPERATING ACTIVITIES:	(in millions)
Net income (loss)	$162	$802	$(182)
Adjustments to net income (loss):
Depreciation, amortization, and accretion of AROs	1,457	1,264	1,147
Emissions allowance expense	361	238	264
Loss (gain) on realized/unrealized derivatives	48	(143)	143
Loss on commencement of sales-type leases	231	67	20
Gain on disposal and sale of business interests	(58)	(351)	(134)
Impairment expense	337	374	1,079
Loss on realized/unrealized foreign currency	54	108	331
Deferred income tax expense (benefit), net of tax credit transfers allocated to AES	92	111	(54)
Tax credit transfers allocated to noncontrolling interests	1,028	220	—
Other	395	154	110
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	130	(361)	161
(Increase) decrease in inventory	6	86	306
(Increase) decrease in prepaid expenses and other current assets	(25)	269	38
(Increase) decrease in other assets	5	(73)	5
Increase (decrease) in accounts payable and other current liabilities	215	(40)	(132)
Increase (decrease) in income tax payables, net, and other tax payables	(100)	(134)	(109)
Increase (decrease) in other liabilities	(32)	161	41
Net cash provided by operating activities	4,306	2,752	3,034
INVESTING ACTIVITIES:
Capital expenditures	(5,929)	(7,392)	(7,724)
Acquisitions of business interests, net of cash and restricted cash acquired	(108)	(246)	(542)
Proceeds from the sale of business interests, net of cash and restricted cash sold	108	423	254
Sale of short-term investments	93	796	1,318
Purchase of short-term investments	(185)	(818)	(937)
Contributions and loans to equity affiliates	(19)	(103)	(178)
Purchase of emissions allowances	(309)	(206)	(268)
Other investing	139	(154)	(111)
Net cash used in investing activities	(6,210)	(7,700)	(8,188)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	3,865	6,806	7,103
Repayments under the revolving credit facilities	(5,330)	(6,197)	(6,285)
Commercial paper borrowings, net	79	—	—
Issuance of recourse debt	800	1,450	1,400
Repayments of recourse debt	(898)	(200)	(500)
Issuance of non-recourse debt	5,866	7,236	4,521
Repayments of non-recourse debt	(3,817)	(4,306)	(2,495)
Payments for financing fees	(134)	(138)	(142)
Purchases under supplier financing arrangements	1,380	1,786	1,858
Repayments of obligations under supplier financing arrangements	(1,681)	(1,794)	(1,491)
Distributions to noncontrolling interests	(912)	(430)	(323)
Acquisitions of noncontrolling interests	(143)	—	(127)
Contributions from noncontrolling interests	437	222	102
Sales to noncontrolling interests	2,084	1,247	1,938
Issuance of preferred shares in subsidiaries	992	—	421
Dividends paid on AES common stock	(501)	(483)	(444)
Payments for financed capital expenditures	(53)	(127)	(10)
Other financing	(59)	(109)	(121)
Net cash provided by financing activities	1,975	4,963	5,405
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(27)	(63)	(270)
(Increase) decrease in cash, cash equivalents, and restricted cash of held-for-sale businesses	79	97	(78)
Total increase (decrease) in cash, cash equivalents, and restricted cash	123	49	(97)
Cash, cash equivalents and restricted cash, beginning	2,039	1,990	2,087
Cash, cash equivalents and restricted cash, ending	$2,162	$2,039	$1,990

Consolidated Statements of Cash Flows (continued)
Years ended December 31, 2025, 2024, and 2023

	2025	2024	2023
	(in millions)
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$1,210	$1,268	$1,317
Cash payments for income taxes, net of refunds (see Note 24)	227	345	301
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash contributions from noncontrolling interest related to tax credit transfers	1,028	220	—
Noncash contributions from noncontrolling interests	473	68	60
Noncash distributions to noncontrolling interests	423	—	—
Noncash recognition of new operating and financing leases (see Note 15)	204	456	225
Dividends declared but not yet paid	125	125	116
Initial recognition of contingent consideration for acquisitions (see Note 26)	40	76	239
Conversion of Corporate Units to shares of common stock (see Note 18)	—	838	—
Liabilities derecognized upon completion of remaining performance obligation for sale of Warrior Run receivables (see Note 21)	—	273	—
Noncash contributions to equity affiliates related to tax credit transfers	—	—	52
See Accompanying Notes to Consolidated Financial Statements.

126 | Notes to Consolidated Financial Statements | December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements
1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The AES Corporation is a holding company (the "Parent Company") that, through its subsidiaries and affiliates, (collectively, "AES" or "the Company") operates a geographically diversified portfolio of electricity generation and distribution businesses. Generally, the liabilities of individual operating entities are non-recourse to the Parent Company and are isolated to the operating entities. Most of our operating entities are structured as limited liability entities, which limit the liability of shareholders and partners. The structure is generally the same regardless of whether a subsidiary is consolidated under a voting or variable interest model. The preparation of these consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").
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
Consolidated VIEs — At December 31, 2025, the Company consolidates a number of entities that have been identified as VIEs under ASC 810, Consolidation. These entities are primarily limited liability entities or partnership arrangements with third-party investors structured to develop, construct, and operate power generation facilities and related assets. These entities were generally determined to have insufficient equity to finance their activities during development and construction without additional subordinated financial support. The Company also has tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with renewables facilities. These tax equity partnerships meet the definition of a VIE as the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kickout rights. Under these arrangements, the third-party investors are allocated earnings, tax attributes, and distributable cash in accordance with the respective limited liability company agreements. The assets of these tax equity partnerships are generally restricted from transfer under the terms of their limited liability company agreements. The third-party investor’s ownership interest is recorded as either Redeemable stock of subsidiaries or Noncontrolling interests in the Consolidated Balance Sheets based on applicable guidance. See Note 17—Redeemable Stock of Subsidiaries and Note 18—Equity for further information.
Determining whether the Company is the primary beneficiary of a VIE requires judgment, including an assessment of contractual rights, operational responsibilities, and exposure to variability in returns. AES is considered the primary beneficiary of these VIEs when it has the power to direct the activities that most significantly affect their economic performance, such as construction, budgeting, operations, and maintenance, and it has the obligation to absorb expected losses and the right to receive benefits through its variable interests. As of December 31, 2025, certain consolidated VIEs have arrangements which may require the Company to contribute additional equity totaling $1.5 billion. Such contributions are generally contingent upon the underlying asset achieving specific project milestones. Certain consolidated VIEs are financed with non-recourse project‑level debt. Creditors of these VIEs have no recourse to the Company beyond the VIE’s assets. See Note 12—Obligations for further information.
Unconsolidated VIEs — The Company has noncontrolling interests in VIEs accounted for under the equity method. These entities include partnerships in which the limited partners do not have substantive rights over the significant activities of these entities, as well as renewable energy project joint ventures that have insufficient equity to finance their activities during development and construction without additional subordinated financial support. AES is not the primary beneficiary because it does not have a controlling financial interest in these entities and does not have the power to direct the activities that most significantly impact these VIEs' performance, and therefore does not consolidate any of these entities. AES’ investment in these entities totaled approximately $127 million and $17 million as of December 31, 2025 and 2024, respectively, which are included in Investments in and advances to affiliates on the Consolidated Balance Sheets. See Note 9—Investments In and Advances to Affiliates for further information. AES' maximum exposure to loss is limited to current investments in these entities.
NONCONTROLLING INTERESTS — Noncontrolling interests are classified as a separate component of equity in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity. Additionally, net income and comprehensive income attributable to noncontrolling interests are reflected separately from

127 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
Upon acquiring the investment, we determine the fair value of the identifiable assets and assumed liabilities and the basis difference between the fair value and the carrying amount of each corresponding asset or liability in the financial statements of the investee. The AES share of the amortization of the basis difference is recognized in Net equity in losses of affiliates on the Consolidated Statements of Operations over the life of the asset or liability.
The Company periodically assesses if impairment indicators exist at our equity method investments. When an impairment is observed, any excess of the carrying amount over its estimated fair value is recognized as impairment expense when the loss in value is deemed other-than-temporary and included in Other non-operating expense on the Consolidated Statements of Operations.
BUSINESS INTERESTS — Acquisitions and disposals of business interests are generally transactions pertaining to operational legal entities, which may be accounted for as a consolidated business, an asset acquisition, or an equity method investment. Any gains or losses upon the completion of disposals, which include reclassification of cumulative translation adjustments, are recognized in Gain on disposal and sale of business interests on the Consolidated Statements of Operations upon completion of the sale.
ALLOCATION OF EARNINGS — Certain of the Company's businesses are subject to profit-sharing arrangements where the allocation of earnings and losses, cash distributions, and tax benefits are not based on fixed ownership percentages.
Many of these arrangements exist for certain U.S. renewable generation partnerships to designate different allocations of value among investors, where the allocations change in form or percentage over the life of the partnership. For these businesses, the Company uses the HLBV method when it is a reasonable approximation of the profit-sharing arrangement. The HLBV method calculates the proceeds that would be attributable to each partner based on the liquidation provisions of the respective operating partnership agreement if the partnership were to be liquidated at book value at the balance sheet date. Each partner’s share of income in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions.
The HLBV method is used both to allocate the equity earnings attributable to AES when the Company accounts for the renewables business as an equity method investment and to calculate the earnings attributable to

128 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
USE OF ESTIMATES — U.S. GAAP requires the Company to make estimates and assumptions that affect the asset and liability balances reported as of the date of the consolidated financial statements, as well as the revenues and expenses recognized during the reporting period. Actual results could differ from those estimates. Items subject to such estimates and assumptions include: estimated useful lives of long-lived assets; asset retirement obligations; impairment of goodwill, long-lived assets, and equity method investments; valuation allowances for receivables and deferred tax assets; the recoverability of regulatory assets; regulatory liabilities; the fair value of financial instruments; the fair value of assets and liabilities acquired as business combinations or as asset acquisitions by variable interest entities; contingent consideration arising from business combinations or asset acquisitions by variable interest entities; pension liabilities; the incremental borrowing rates used in the determination of lease liabilities; the determination of lease and non-lease components in certain generation contracts; environmental liabilities; temporary equity; and potential litigation claims and settlements.
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
Assets and liabilities related to a disposal group classified as held-for-sale are segregated in the balance sheet in the period in which the disposal group is classified as held-for-sale. Assets and liabilities of held-for-sale disposal groups are classified as current when they are expected to be settled or disposed of within twelve months and as noncurrent when they are not expected to be settled or disposed of within the next twelve months. Transactions between the held-for-sale disposal group and continuing businesses, if any, are not eliminated, in order to appropriately reflect continuing operations and held-for-sale balances. See Note 25—Held-for-Sale and Dispositions for further information.
DISCONTINUED OPERATIONS — Discontinued operations reporting occurs only when the disposal of a business or a group of businesses represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results. The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Prior period amounts in the Consolidated Statements of Operations and Consolidated Balance Sheets are retrospectively revised to reflect the businesses determined to be discontinued operations. The cash flows of businesses that are determined to be discontinued operations are included within the relevant categories within operating, investing, and financing activities on the face of the Consolidated Statements of Cash Flows.
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

129 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
When determining the fair value measurements for assets and liabilities required to be reflected at their fair values, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance. The Company is prohibited from including transaction costs and any adjustments for blockage factors in determining fair value.
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
CASH AND CASH EQUIVALENTS — The Company considers unrestricted cash on hand, cash balances not restricted as to withdrawal or usage, deposits in banks, certificates of deposit, and short-term marketable securities with original maturities of three months or less to be cash and cash equivalents.
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
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows (in millions):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,382	$1,524
Restricted cash (1)	691	437
Debt service reserves and other deposits (2)	89	78
Cash, Cash Equivalents and Restricted Cash	$2,162	$2,039
_____________________________
(1)Includes approximately $451 million and $79 million of cash maintained in accordance with certain covenants of non-recourse debt agreements and $153 million and $155 million of cash held as collateral to cover potential liabilities for current and future insurance claims being assumed by AGIC, AES' captive insurance company, for the years ended December 31, 2025 and 2024, respectively. See Note 12—Obligations for further information.
(2)Includes approximately $80 million and $68 million of cash maintained in accordance with certain covenants of non-recourse debt agreements for the years ended December 31, 2025 and 2024, respectively. See Note 12—Obligations for further information.
INVESTMENTS IN MARKETABLE SECURITIES — The Company's marketable investments are primarily certificates of deposit, mutual funds, and government debt securities.
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

130 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

in Other expense. Unrealized gains or losses on equity investments are reported in Other income. Interest and dividends on investments are reported in Interest income and Other income, respectively. Gains and losses on sales of investments are determined using the specific identification method.
ACCOUNTS AND NOTES RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES — Accounts and notes receivable are carried at amortized cost. The Company periodically assesses the collectability of accounts receivable, considering factors such as historical collection experience, the age of accounts receivable, and other currently available evidence supporting collectability, and records an allowance for credit losses for the estimated uncollectible amount as appropriate. Credit losses on accounts and notes receivable are generally recognized in Cost of Sales. Certain of our businesses charge interest on accounts receivable. Interest income is recognized on an accrual basis. When collection of such interest is not reasonably assured, interest income is recognized as cash is received. Individual accounts and notes receivable are written off when they are no longer deemed collectible.
INVENTORY — Inventory primarily consists of fuel and other raw materials used to generate power, and operational spare parts, and supplies used to maintain power generation and distribution facilities. Inventory is carried at lower of cost or net realizable value. Cost is the sum of the purchase price and expenditures incurred to bring the inventory to its existing location. Inventory is primarily valued using the average cost method. Generally, if it is expected fuel inventory will not be recovered through revenue earned from power generation, an impairment is recognized to reflect the fuel at net realizable value. The carrying amount of spare parts and supplies is typically reduced only in instances where the items are considered obsolete.
LONG-LIVED ASSETS — Long-lived assets include property, plant, and equipment, assets under finance leases, and intangible assets subject to amortization (i.e., finite-lived intangible assets).
Property, plant, and equipment — Property, plant, and equipment are stated at cost, net of accumulated depreciation. The cost of renewals and improvements that extend the useful life of property, plant, and equipment are capitalized.
Construction progress payments, engineering costs, insurance costs, salaries, interest, and other costs directly relating to construction in progress are capitalized during the construction period, provided the completion of the construction project is deemed probable, or expensed at the time construction completion is determined to no longer be probable. The continued capitalization of such costs is subject to risks related to successful completion, including those related to government approvals, site identification, financing, construction permitting, and contract compliance. Assets are placed in service when an asset group is ready for its intended use. Government subsidies, refundable income tax credits that are accounted for as government grants, and liquidated damages recovered for construction delays are recorded as a reduction to property, plant, and equipment and reflected in cash flows from investing activities. Maintenance and repairs are charged to expense as incurred.
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
Certain of the Company's subsidiaries operate under concession contracts. Certain estimates are utilized to determine depreciation expense for the subsidiaries, including the useful lives of the property, plant, and equipment and the amounts to be recovered at the end of the concession contract. The amounts to be recovered under these concession contracts are based on estimates that are inherently uncertain and actual amounts recovered may differ from those estimates. These concession contracts are not within the scope of ASC 853.
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

131 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
DEBT ISSUANCE COSTS — Costs incurred in connection with the issuance of long-term debt are deferred and presented as a direct reduction from the face amount of that debt and amortized over the related financing period using the effective interest method. Debt issuance costs related to a line-of-credit or revolving credit facility are deferred and presented as an asset and amortized on a straight-line basis over the related financing period. Make-whole payments in connection with early debt retirements are classified as cash flows used in financing activities.
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
ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES — Accounts payable consists of amounts due to trade creditors related to the Company's core business operations. These payables include amounts owed to vendors and suppliers for items such as energy purchased for resale, fuel, maintenance, inventory, and other raw materials. The remaining balance of other accrued liabilities includes items such as income taxes, regulatory liabilities, legal contingencies, environmental remediation costs, and employee-related costs, including payroll, and benefits.
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

132 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
Historically, the Company has financed renewables projects with investments from tax equity investors who are allocated certain tax benefits associated with renewable energy projects (e.g., investment tax credits) through partnership agreements. The U.S. Inflation Reduction Act of 2022 (the "IRA") allows the owners of renewable energy projects to directly transfer ITCs to unrelated tax credit buyers. This provides the Company with the flexibility to obtain financing on any particular project with (i) the transfer of tax credits or (ii) investments from tax equity investors who are allocated tax benefits. The Company may also elect to retain the tax credit and use it to reduce its tax liability.
The Company accounts for tax credits that it will retain or transfer under ASC 740—Income Taxes, as a reduction in income tax expense by either including the expected amount of the tax credit to be claimed or the cash to be received when transferred, respectively, in the calculation of its annual effective tax rate throughout the year the renewables project is placed in service. The Company applies the flow-through method to account for its investment tax credits. The estimated tax credits are updated on a quarterly basis, with the year-end calculation including only the tax credits that are associated with projects placed in service, comprising credits claimed or transferred during the year. In assessing realizability for credits to be transferred, the Company includes cash it anticipates receiving in establishing any valuation allowance and establishes a valuation allowance equal to its best estimate of any discount on the transfer. In many cases, ITCs are generated at partnerships which are non-tax paying entities for U.S. federal income tax purposes. These entities cannot utilize tax credits, but rather allocate credits to their partners, who report their share of the partnership credits on their individual tax returns. Once a project is placed in service, any portion of the tax credit to be transferred which is allocated to a noncontrolling interest holder is recorded as a noncash deemed contribution within Noncontrolling interests or Redeemable stock of subsidiaries on the Consolidated Balance Sheets as this represents an increase in the partners’ capital account. To the extent any of the expected transfer proceeds are contractually obligated to be distributed to the noncontrolling interest holder, the Company records a corresponding noncash deemed distribution within Noncontrolling interests or Redeemable stock of subsidiaries. The receipt of cash from the transfer of tax credits, inclusive of the portion allocated to noncontrolling interest holders, is treated as an operating cash inflow on the

133 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows. Proceeds from the transfer of tax credits are excluded from the supplemental disclosure of Cash payments for income taxes, net of refunds.
During the year ended December 31, 2025, the Company executed agreements totaling $1.6 billion to transfer ITCs directly to third parties at a discount. Of this amount, $593 million was allocated to AES and recognized as an income tax benefit in 2025, and $1 billion was allocated to noncontrolling interests and treated as a contribution from noncontrolling interest holders. The Company received cash proceeds from these tax credit transfers of $1.2 billion during the year ended December 31, 2025, and recorded a receivable in Other current assets on the Consolidated Balance Sheets for the remaining $448 million, which is expected to be received in the first half of 2026. Of this amount, the Company is contractually obligated to distribute $414 million to the noncontrolling interest holders, and therefore recorded a corresponding payable in Accrued and other liabilities as of December 31, 2025.
During the year ended December 31, 2024, the Company executed agreements totaling $555 million to transfer ITCs directly to third parties at a discount. Of this amount, $309 million and $26 million was allocated to AES and recognized as income tax benefit in 2024 and 2023, respectively, and $220 million was allocated to noncontrolling interests and treated as a contribution from noncontrolling interest holders in 2024. The Company received cash proceeds from these tax credit transfers of $480 million during the year ended December 31, 2024, and recorded a receivable in Other current assets on the Consolidated Balance Sheets for the remaining $75 million, which was received in March 2025.
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
REVENUE RECOGNITION — Revenue is earned from the sale of electricity from our utilities, the production and sale of electricity and capacity from our generation facilities, and the development and construction of generation facilities, including from the sale of projects we develop and transfer. Revenue is recognized upon the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.
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

134 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
In assessing whether variable quantities are considered variable consideration or an option to acquire additional goods and services, the Company evaluates the nature of the promise and the legally enforceable rights in the contract. In some contracts, such as requirements contracts, the legally enforceable rights merely give the customer a right to purchase additional goods and services which are distinct. In these contracts, the customer's action results in a new obligation, and the variable quantities are considered an option.
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

135 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future revenue for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. The Company has elected to apply the optional disclosure exemptions under ASC 606. Therefore, the amount disclosed in Note 21—Revenue excludes contracts with an original length of one year or less, contracts for which we recognize revenue based on the amount we have the right to invoice for services performed, and variable consideration allocated entirely to a wholly unsatisfied performance obligation when the consideration relates specifically to our efforts to satisfy the performance obligation and depicts the amount to which we expect to be entitled. As such, consideration for energy is excluded from the amount disclosed as the variable consideration relates to the amount of energy delivered and reflects the value the Company expects to receive for the energy transferred. Estimates of revenue expected to be recognized in future periods also exclude unexercised customer options to purchase additional goods or services that do not represent material rights to the customer.
LEASES — The Company has operating and finance leases for energy production facilities, land, office space, transmission lines, vehicles, and other operating equipment in which the Company is the lessee. The Company has elected an accounting policy, applied to all classes of assets, to not separate lease components from non-lease components where the Company is a lessee. Operating leases with an initial term of 12 months or less are not recorded on the balance sheet, but are expensed on a straight-line basis over the lease term. The Company’s leases do not contain any material residual value guarantees, restrictive covenants, or subleases.
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

136 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
The Company typically designates its derivative instruments as cash flow hedges if they meet the criteria specified in ASC 815. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Foreign currency derivative contracts are primarily used to reduce risks arising from variability in forecasted cash flows denominated in non-functional currencies. The objective of these contracts is to minimize the impact of foreign currency fluctuations on operating results. The Company also enters into commodity futures, swaps, and options to hedge price variability inherent in forecasted purchases and sales of electricity, fuels, and other commodities. The objectives of the commodity contracts are to minimize the impact of variability in spot commodity prices and stabilize estimated revenue and expense streams. The Company does not use derivative instruments for speculative purposes.
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
Changes in the fair value of derivatives not designated and qualified as accounting hedges are immediately recognized in earnings. Regardless of when gains or losses on derivatives are recognized in earnings, they are generally classified as interest expense for interest rate and cross-currency derivatives, foreign currency transaction gains or losses for foreign currency derivatives, and non-regulated revenue or non-regulated cost of sales for commodity and other derivatives. Cash flows arising from derivatives are included in the Consolidated Statements of Cash Flows as an operating activity given the nature of the underlying risk being economically hedged and the lack of significant financing elements, except that cash flows on designated and qualifying hedges of variable-rate interest during construction are classified as an investing activity. Cash payments and receipts to terminate interest rate derivatives prior to the end of their effective date are classified as an operating activity; however, they are excluded from the Cash payments for interest, net of amounts capitalized supplementary disclosure on the Consolidated Statements of Cash Flows. These cash receipts totaled $63 million, $187 million, and $181 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company has elected not to offset derivative positions on the balance sheet where a right to offset exists.
CREDIT LOSSES — In accordance with ASC 326, the Company records an allowance for CECL for accounts and notes receivable, financing receivables, contract assets, net investments in leases recognized as a lessor, held-to-maturity debt securities, financial guarantees related to the non-payment of a financial obligation, and off-balance sheet credit exposures not accounted for as insurance. The Company has elected to write off accrued interest receivables by reversing interest income. The CECL allowance is based on the asset's amortized cost and reflects

137 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

management's expected risk of credit losses over the remaining contractual life of the asset. CECL allowances are estimated using relevant information about the collectability of cash flows and considering information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions.
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
		December 31, 2025	The Company adopted the standard on a prospective basis. See Note 24—Income Taxes for impact.
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

138 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
2025-09: Hedge Accounting Improvements
Issue 1: Similar Risk Assessment for Cash Flow Hedges

The amendments in this Update permit grouping forecasted transactions in a cash flow hedge based on similar risk exposures, subject to initial and ongoing risk assessments.

Issue 2: Hedging Forecasted Interest Payments on Choose‑Your‑Rate Debt

The amendments in this Update provide a model to facilitate the application of cash flow hedge accounting for forecasted interest payments on variable‑rate debt that permits borrowers to change the interest rate index and reset frequency (“choose‑your‑rate” debt).

Issue 3: Cash Flow Hedges of Nonfinancial Forecasted Transactions

The amendments in this Update expand hedge accounting for forecasted purchases and sales of nonfinancial assets by allowing hedging of eligible price components and subcomponents, subject to specific criteria.

Issue 4: Net Written Options as Hedging Instruments

The amendments in this Update eliminate the requirement to apply the net written option test to compound derivatives consisting of a swap and a written option that are designated as hedging instruments in cash flow or fair value hedges of interest rate risk.

Issue 5: Foreign‑Currency‑Denominated Debt Used in Dual Hedges

The amendments in this Update eliminate recognition and presentation mismatches in dual hedge strategies by excluding fair value hedge basis adjustments from net investment hedge effectiveness assessments and requiring related foreign exchange gains and losses to be recognized in earnings.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, and should be applied prospectively for all hedging relationships that exist at the date of adoption.
The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

139 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

2025-11: Interim Reporting (Topic 270)—Narrow-Scope Improvements
The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270 by organizing existing GAAP interim disclosure requirements into a single framework and clarifying when additional disclosures are required for material events occurring after the most recent annual reporting period.
	The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2025-12: Codification Improvements
The amendments in this Update include 34 issues that represent changes to the Codification that clarify, correct errors, or make minor improvements, making the Codification easier to understand and apply. The amendments in this Update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear.

The amendments in this Update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis as of the beginning of an annual reporting period.

The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
Inventory is valued primarily using the average-cost method. The following table summarizes the Company's inventory balances as of the dates indicated (in millions):

December 31,	2025	2024
Spare parts and supplies	$392	$347
Fuel and other raw materials	220	246
Total	$612	$593
3. PROPERTY, PLANT, AND EQUIPMENT
The following table summarizes the components of property, plant, and equipment (in millions) with their estimated useful lives (in years). The amounts are stated net of all prior asset impairment losses recognized.

	Estimated Useful Life	December 31,
	(in years)	2025	2024
Electric generation and distribution facilities	5-40	$35,509	$29,740
Other buildings	7-48	1,308	1,232
Furniture, fixtures, and equipment	2-30	460	423
Other	10-39	1,800	1,428
Total electric generation, distribution assets and other		39,077	32,823
Accumulated depreciation		(9,796)	(8,701)
Net electric generation, distribution assets and other		$29,281	$24,122
Land		645	610
Construction in progress		7,892	8,434
Property, plant, and equipment, net		$37,818	$33,166
The following table summarizes depreciation expense (including the amortization of assets recorded under finance leases and the amortization of asset retirement obligations) and interest capitalized during development and construction on qualifying assets for the periods indicated (in millions):

Years Ended December 31,	2025	2024	2023
Depreciation expense	$1,330	$1,146	$1,045
Interest capitalized during development and construction	521	637	563
Property, plant, and equipment, net of accumulated depreciation, of $11.6 billion and $9.9 billion was mortgaged, pledged or subject to liens as of December 31, 2025 and 2024, respectively, including assets classified as held-for-sale.

140 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

The following table summarizes non-regulated and regulated electric generation, distribution, and other property, plant, and equipment and accumulated depreciation as of the dates indicated (in millions):

December 31,	2025	2024
Non-regulated electric generation assets and other, gross	$27,432	$21,954
Non-regulated accumulated depreciation	(5,515)	(4,704)
Non-regulated electric generation assets and other, net	21,917	17,250
Regulated electric generation, distribution assets and other, gross	11,645	10,869
Regulated accumulated depreciation	(4,281)	(3,997)
Regulated electric generation, distribution assets and other, net	7,364	6,872
Net electric generation, distribution assets and other	$29,281	$24,122
4. ASSET RETIREMENT OBLIGATIONS
The following table presents amounts recognized related to asset retirement obligations for the periods indicated (in millions):

	2025	2024
Balance at January 1	$920	$778
Additional liabilities incurred	149	61
Liabilities settled	(35)	(30)
Accretion expense (1)	43	41
Change in estimated cash flows	143	127
Sale of business or reclassification to held-for-sale liabilities	—	(58)
Other	4	1
Balance at December 31	$1,224	$920
_____________________________
(1)Includes $18 million and $16 million at AES Indiana for the years ended December 31, 2025 and 2024, respectively, reflected as a change in regulatory liabilities on the Consolidated Balance Sheets. See Note 11—Regulatory Assets and Liabilities for further information.
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
During the year ended December 31, 2025, the Company increased the asset retirement obligations and corresponding assets at AES Indiana and AES Clean Energy by $195 million and $83 million, respectively. The increase at AES Indiana was primarily driven by Corrective Measures Assessments at Harding Street and Petersburg related to ash ponds and groundwater treatment as well as additional CCR liabilities at Petersburg, Harding Street, and Eagle Valley. The increase at AES Clean Energy is mostly due to additional liabilities incurred for sites that were placed in service during 2025.
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

141 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

Valuation Techniques — The fair value measurement accounting guidance describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach, (2) income approach, and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on current market expectations of the return on those future amounts. The cost approach is based on the amount that would currently be required to replace an asset. The Company measures its investments and derivatives at fair value on a recurring basis. Additionally, in connection with annual or event-driven impairment evaluations, certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These include long-lived tangible assets (i.e., property, plant, and equipment), equity method investments, goodwill, and intangible assets (e.g., sales concessions, land use rights, water rights, etc.). In general, the Company determines the fair value of investments and derivatives using the market approach and the income approach, respectively. In the nonrecurring measurements of nonfinancial assets and liabilities, all three approaches are considered; however, the value estimated under the income approach is often the most representative of fair value.
Investments — The Company's investments measured at fair value generally consist of marketable debt and equity securities. Equity securities are either measured at fair value using quoted market prices or based on comparisons to market data obtained for similar assets. Debt securities primarily consist of certificates of deposit. Debt securities are measured at fair value based on comparisons to market data obtained for similar assets.
Derivatives — Derivatives are measured at fair value using quoted market prices or the income approach utilizing spot and forward benchmark interest rates, foreign exchange rates, commodity prices, volatilities, and credit data, as applicable. When significant inputs are not observable, the Company uses relevant techniques to determine the inputs, such as regression analysis or prices for similarly traded instruments available in the market.
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
Contingent consideration — Contingent consideration is primarily related to future milestone payments associated with acquisitions of renewables development projects. The estimated fair value of contingent consideration is determined using probability-weighted discounted cash flows based on internal forecasts, which are considered Level 3 inputs. Changes in Level 3 inputs, particularly changes in the probability of achieving development milestones, could result in material changes to the fair value of the contingent consideration and could materially impact the amount of expense or income recorded each reporting period. Contingent consideration is updated quarterly with any prospective changes in fair value recorded through earnings. Gains and losses on the

142 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

remeasurement of contingent consideration are recognized in Other income and Other expense, respectively, on the Consolidated Statements of Operations.
Debt — Recourse and non-recourse debt are carried at amortized cost. The fair value of recourse debt is estimated based on quoted market prices. The fair value of non-recourse debt is estimated based upon interest rates and other features of the loan. In general, the carrying amount of variable rate debt is a close approximation of its fair value. For fixed rate loans, the fair value is estimated using quoted market prices or discounted cash flow ("DCF") analyses. The fair value of recourse and non-recourse debt excludes accrued interest at the valuation date. The fair value was determined using available market information as of December 31, 2025. The Company is not aware of any factors that would significantly affect the fair value amounts subsequent to December 31, 2025.
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
For nonrecurring measurements derived using the market approach, recent market transactions involving the sale of identical or similar assets are considered. The use of this approach is limited because it is often difficult to identify sale transactions of identical or similar assets. This approach is used in impairment evaluations for business interests classified as held-for-sale and for certain intangible assets. Otherwise, it is used to corroborate the fair value determined under the income approach.
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

143 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$3	$—	$3	$—	$4	$—	$4
Government debt securities	—	—	—	—	—	4	—	4
Total debt securities	—	3	—	3	—	8	—	8
EQUITY SECURITIES:
Mutual funds	57	—	—	57	51	—	—	51
Common stock	1	—	—	1	4	—	—	4
Total equity securities	58	—	—	58	55	—	—	55
DERIVATIVES:
Interest rate derivatives	—	279	—	279	—	349	—	349
Foreign currency derivatives	—	24	—	24	—	9	52	61
Commodity derivatives	109	72	5	186	193	80	5	278
Total derivatives — assets (1)	109	375	5	489	193	438	57	688
TOTAL ASSETS	$167	$378	$5	$550	$248	$446	$57	$751
Liabilities
Contingent consideration (2)	$—	$—	$205	$205	$—	$—	$145	$145
DERIVATIVES:
Interest rate derivatives	—	59	—	59	—	14	1	15
Foreign currency derivatives	—	28	—	28	—	18	—	18
Commodity derivatives	110	42	45	197	185	44	26	255
Total derivatives — liabilities (1)	110	129	45	284	185	76	27	288
TOTAL LIABILITIES	$110	$129	$250	$489	$185	$76	$172	$433
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
As of December 31, 2025, all available-for-sale debt securities had stated maturities within one year. For the years ended December 31, 2025 and 2024, no impairments of marketable securities were recognized in earnings or other comprehensive income (loss). Gains and losses on sales of investments are determined using the specific-identification method. The following table presents gross proceeds from sale of available-for-sale securities for the periods indicated (in millions):

Year Ended December 31,	2025	2024	2023
Gross proceeds from sale of available-for-sale securities	$7	$717	$1,377
The Company accounts for equity securities without readily determinable fair values using the measurement alternative in accordance with ASC 321. These securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Upward adjustments resulting from observable price changes are recorded in Other income and impairments and downward adjustments are recorded in Other expense. As of December 31, 2024, the carrying amount of equity securities accounted for using the measurement alternative was $62 million, inclusive of $22 million of cumulative upward adjustments recorded in Other income in prior years to reflect observable price changes for our investment in 5B Holdings Ptd. Ltd. ("5B"). In June 2025, the Company recorded a $48 million downward adjustment to our investment in 5B in Other expense due to an observable price change resulting from a transaction between 5B and a third party. The carrying amount of equity securities accounted for using the measurement alternative as of December 31, 2025 was $19 million.
The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024 (derivative balances are presented net), in millions. Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

144 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

	Derivative Assets and Liabilities
Year Ended December 31, 2025	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1	$(1)	$52	$(21)	$(145)	$(115)
Total realized and unrealized gains (losses):
Included in earnings	—	3	—	(79)	(76)
Included in other comprehensive income (loss) — derivative activity	1	1	(16)	—	(14)
Included in regulatory (assets) liabilities	—	—	5	—	5
Acquisitions	—	—	—	(40)	(40)
Settlements	—	(40)	(5)	59	14
Transfers of assets/(liabilities), net into Level 3	—	—	(3)	—	(3)
Transfers of (assets)/liabilities, net out of Level 3	—	(16)	—	—	(16)
Balance at December 31	$—	$—	$(40)	$(205)	$(245)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$—	$(79)	$(79)

	Derivative Assets and Liabilities
Year Ended December 31, 2024	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1	$(4)	$59	$(110)	$(165)	$(220)
Total realized and unrealized gains (losses):
Included in earnings	—	23	4	(10)	17
Included in other comprehensive income (loss) — derivative activity	3	8	84	—	95
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	1	1
Included in regulatory (assets) liabilities	—	—	5	—	5
Acquisitions	—	—	—	(76)	(76)
Settlements	—	(38)	(4)	105	63
Balance at December 31	$(1)	$52	$(21)	$(145)	$(115)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(6)	$6	$(10)	$(10)
The following table summarizes the significant unobservable inputs used for the Level 3 derivative assets (liabilities) as of December 31, 2025 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Average)
Commodity:
CAISO energy swap	$(38)	Forward CAISO energy prices per MWh from 2032 through 2038	$11.63 to $163.83 ($78.30)
MISO energy swap	(4)	Forward MISO energy prices per MWh from 2032 through 2040	$23.83 to $75.68 ($47.08)
Other	2
Total	$(40)
For the CAISO and MISO energy swaps, increases (decreases) in the estimates above would decrease (increase) the value of the derivative.
Nonrecurring Measurements — The Company measures fair value using the applicable fair value measurement guidance. Impairment expense, shown as pre-tax loss below, is measured by comparing the fair value at the evaluation date to the then-latest available carrying amount and is included in Asset impairment expense or Other non-operating expense on the Consolidated Statements of Operations, as applicable. The following table summarizes our major categories of asset groups measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

Year Ended December 31, 2025	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Assets			Level 1	Level 2	Level 3
Held-for-sale businesses: (2)
Mong Duong (3)	3/31/2025	$383	$—	$371	$—	$17
Equity method investments: (4)
Uplight	9/30/2025	$60	$—	$—	$—	$60
Long-lived asset groups held and used: (5)
Maritza (6)	10/31/2025	$405	$—	$—	$141	$264

145 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

Year Ended December 31, 2024	Measurement Date	Carrying Amount (1)	Fair Value			Pre-tax Loss
Assets			Level 1	Level 2	Level 3
Held-for-sale businesses: (2)
Mong Duong	3/31/2024	$450	$—	$413	$—	$37
AES Brasil (7)	5/15/2024	1,577	—	1,565	—	25
Mong Duong (3)	6/30/2024	390	—	389	—	6
AES Brasil (8)	9/30/2024	1,581	—	1,548	—	55
Mong Duong (3)	9/30/2024	407	—	400	—	11
Mong Duong (3)	12/31/2024	365	—	362	—	8
Ventanas	12/31/2024	131	—	6	—	125
_____________________________
(1)Represents the carrying values of the asset groups at the dates of measurement, before fair value adjustment.
(2)See Note 25—Held-for-Sale and Dispositions for further information.
(3)The pre-tax loss recognized was calculated using the fair value of the Mong Duong disposal group less costs to sell of $5 million.
(4)See Note 9—Investments in and Advances to Affiliates for further information.
(5)See Note 23—Asset Impairment Expense for further information.
(6)The carrying value of the Maritza asset group excludes accumulated foreign currency translation adjustments of $126 million.
(7)The pre-tax loss recognized was calculated using the fair value of the AES Brasil disposal group less costs to sell of $13 million. A subsequent impairment analysis was performed as of June 30, 2024 and no additional impairment was identified.
(8)The pre-tax loss recognized was calculated using the fair value of the AES Brasil disposal group less costs to sell of $22 million.
Mong Duong — During the year ended December 31, 2025, the Company recognized a $243 million increase in the carrying value of the Mong Duong asset group due to the derecognition of a $239 million valuation allowance on the loan receivable accounted for under ASC 310, which had been recognized in Asset impairment expense between December 31, 2023 and March 31, 2025 while Mong Duong was classified as held-for-sale, and the elimination of $4 million in net estimated costs to sell from the measurement of the asset group. Upon reclassification out of held-for-sale, the loan receivable was remeasured at amortized cost and individual non-loan assets were remeasured at the lower of (i) carrying value before Mong Duong was classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the asset been continuously classified as held and used, or (ii) fair value at the date of the subsequent determination that held-for-sale criteria was no longer met. See Note 23—Asset Impairment Expense for further information.
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
The Company recognized $157 million, $95 million, and $151 million of pre-tax asset impairment expense in 2025, 2024, and 2023, respectively, including $137 million during the fourth quarter of 2023 primarily related to the write-off of project development intangibles which were recognized at fair value when the Company acquired sPower's development platform as part of the formation of AES Clean Energy Development. See Note 23—Asset Impairment Expense for further information.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived asset groups held and used measured on a nonrecurring basis during the year ended December 31, 2025 (in millions, except range amounts):

December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Range
Long-lived asset groups held and used:
Maritza	$141	Discounted cash flow	Discount rate	26%

146 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

Financial Instruments not Measured at Fair Value in the Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company's financial assets and liabilities that are not measured at fair value in the Consolidated Balance Sheets as of the dates indicated, but for which fair value is disclosed:

		December 31, 2025
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Financing receivables (1)	$855	$955	$—	$—	$955
Liabilities:	Non-recourse debt	23,178	23,749	—	20,448	3,301
	Recourse debt	5,984	5,003	—	5,003	—

		December 31, 2024
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Financing receivables (1)	$87	$171	$—	$—	$171
Liabilities:	Non-recourse debt	22,743	23,066	—	20,981	2,085
	Recourse debt	5,704	4,538	—	4,538	—
_____________________________
(1)As of December 31, 2025, the amounts primarily relate to the Mong Duong loan receivable. For both periods presented, amounts also include payment deferrals granted to mining customers as part of our green blend agreements in Chile, the sale of the Redondo Beach land, and the fair value of the Argentine FONINVEMEM receivables. These are included in Loan receivable and Other noncurrent assets on the Consolidated Balance Sheets. See Note 7—Financing Receivables for further information.
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Volume of Activity — The following tables present the Company's maximum notional (in millions) over the remaining contractual period by type of derivative as of December 31, 2025, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity (1)
Interest rate	$10,699	2058
Foreign currency:
Chilean peso	192	2028
Colombian peso	191	2028
Euro	153	2028

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	91	2029
Power (in MWhs) (2)	31	2040
_____________________________
(1)Maturity dates are consistent for both designated and non-designated positions.
(2)Includes one contract designated as a cash flow hedge with a final maturity date in 2038.
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of the Company's derivative assets and liabilities as of the dates indicated (in millions):

Fair Value	December 31, 2025			December 31, 2024
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$279	$—	$279	$349	$—	$349
Foreign currency derivatives	11	13	24	16	45	61
Commodity derivatives	4	182	186	4	274	278
Total assets	$294	$195	$489	$369	$319	$688
Liabilities
Interest rate derivatives	$59	$—	$59	$15	$—	$15
Foreign currency derivatives	4	24	28	10	8	18
Commodity derivatives	46	151	197	29	226	255
Total liabilities	$109	$175	$284	$54	$234	$288

	December 31, 2025		December 31, 2024
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$261	$154	$369	$170
Noncurrent	228	130	319	118
Total (1)	$489	$284	$688	$288

147 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

_____________________________
(1)Includes $3 million of derivative assets reported in Current held-for-sale assets and $3 million of derivative liabilities reported in Current held-for-sale liabilities on the Consolidated Balance Sheets related to Dominican Republic Renewables as of December 31, 2024.

Credit Risk-Related Contingent Features	December 31, 2025	December 31, 2024
Asset position of commodities derivatives subject to master netting arrangements and subject to collateralization	$109	$193
Liability position of commodities derivatives subject to master netting arrangements and subject to collateralization	(110)	(185)
Cash collateral held by third parties or in escrow	2	54
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated (in millions):

	Years Ended December 31,
	2025	2024	2023
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(45)	$493	$42
Foreign currency derivatives	11	(12)	2
Commodity derivatives	(17)	80	(48)
Total	$(51)	$561	$(4)
Gains (losses) reclassified from AOCL to earnings
Interest rate derivatives — Interest expense	$3	$(32)	$51
Foreign currency derivatives — Foreign currency transaction gains (losses)	7	(6)	(4)
Commodity derivatives — Cost of sales—Non-Regulated	(1)	—	17
Total	$9	$(38)	$64
Gains (losses) on fair value hedging relationships
Cross-currency derivatives
Derivatives designated as hedging instruments	$—	$63	$(72)
Hedged items	—	(58)	58
Total	$—	$5	$(14)
Gains reclassified from AOCL to earnings due to change in forecast	$8	$11	$14
Gain (losses) recognized in earnings related to
Not designated as hedging instruments:
Interest rate derivatives — Interest expense	$(2)	$—	$(7)
Foreign currency derivatives — Foreign currency transaction gains (losses)	(8)	66	19
Commodity derivatives — Revenue—Non-Regulated	72	255	205
Commodity derivatives — Cost of sales—Non-Regulated	(48)	(97)	56
Total	$14	$224	$273
Reclassifications from AOCL to earnings are forecasted to decrease pre-tax income from continuing operations by $20 million for the twelve months ended December 31, 2026, primarily related to foreign currency derivatives.
7. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents long-term financing receivables, excluding lease receivables and amounts classified as held for sale, by country as of the dates indicated (in millions).

	December 31, 2025			December 31, 2024
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Vietnam	$774	$19	$755	$—	$—	$—
Chile	61	—	61	45	—	45
U.S.	51	19	32	48	15	33
Other	7	—	7	9	—	9
Total	$893	$38	$855	$102	$15	$87
Vietnam — AES has recorded loan receivables of $862 million as of December 31, 2025 pertaining to our Mong Duong plant in Vietnam. During the years ended December 31, 2025 and 2024, the Company collected $103 million and $110 million, respectively. The plant was constructed under a build, operate, and transfer contract and sold to the Vietnamese government, while we remain the operator for the duration of the 25-year PPA. Mong Duong was reclassified from held-for-sale to held and used as of May 31, 2025 and therefore $107 million was classified in Other current assets, and $755 million in Loan receivable on the Consolidated Balance Sheets as of December 31,

148 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

2025. See Note 21—Revenue and Note 25—Held-for-Sale and Dispositions for further information.
Chile — AES Andes has recorded receivables pertaining to revenues recognized on regulated energy contracts that were impacted by the Stabilization Funds created by the Chilean government in October 2019, August 2022, and April 2024, in conjunction with the Tariff Stabilization Laws. Historically, the government updated the prices for these contracts every six months to reflect the contracts' indexation to exchange rates and commodities prices. The Tariff Stabilization Laws do not allow the pass-through of these contractual indexation updates to customers beyond the pricing in effect at July 1, 2019, until new lower-cost renewables contracts are incorporated to supply regulated contracts. Consequently, costs incurred in excess of the July 1, 2019 price were accumulated and borne by generators. AES Andes aimed to reduce its exposure through the sale of receivables.
AES Andes executed agreements in August 2023 and October 2024 to sell up to $227 million and $254 million of receivables, respectively, pursuant to the Stabilization Funds. As of December 31, 2025, through these different agreements, AES Andes sold and collected $151 million and $228 million, respectively. In April 2025, AES Andes sold and collected the remaining $11 million of receivables pursuant to the Stabilization Funds. Additionally, $55 million of payment deferrals granted to mining customers as part of our green blend agreements were recorded as financing receivables included in Other noncurrent assets at December 31, 2025.
U.S. — AES has recorded noncurrent receivables pertaining to the sale of the Redondo Beach land. The anticipated collection period extends beyond December 31, 2026.
8. ALLOWANCE FOR CREDIT LOSSES
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

Twelve Months Ended December 31, 2025	Accounts Receivable	Financing Receivables	Other (1)	Total
CECL reserve balance at beginning of period	$52	$15	$29	$96
Reclassification from held-for-sale to held and used	—	21	(21)	—
Current period provision	46	5	—	51
Write-offs charged against allowance	(55)	—	—	(55)
Recoveries collected	(5)	(3)	—	(8)
Foreign exchange	1	—	(2)	(1)
CECL reserve balance at end of period	$39	$38	$6	$83

Twelve Months Ended December 31, 2024	Accounts Receivable	Financing Receivables	Other (2)	Total
CECL reserve balance at beginning of period	$15	$2	$47	$64
Current period provision	43	13	2	58
Write-offs charged against allowance	(7)	—	(6)	(13)
Recoveries collected	1	—	(3)	(2)
Allowance derecognized due to disposal of a business	—	—	(7)	(7)
Foreign exchange	—	—	(4)	(4)
CECL reserve balance at end of period	$52	$15	$29	$96
_____________________________
(1)Primarily relates to credit losses on Argentina receivables as of December 31, 2025.
(2)Primarily relates to credit losses allowance classified in Current held-for-sale assets and Noncurrent held-for-sale assets on the Consolidated Balances Sheets, and credit losses allowance at AES Brasil which was sold on October 31, 2024.
In 2024 and 2025, the current period provision and allowance for credit losses on customer accounts receivable increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of customer billing system upgrades at our utilities in 2023 and 2024. This resulted in higher past due customer receivables as of December 31, 2024 and 2025. AES Indiana and AES Ohio reinstituted customer disconnections and write-off processes in March and June 2025, respectively. As a result, $54 million of the $55 million in write-offs charged against allowance for the year ended December 31, 2025 were related to AES Indiana and AES Ohio.

149 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

9. INVESTMENTS IN AND ADVANCES TO AFFILIATES
The following table summarizes the relevant effective equity ownership interest and carrying values for the Company's investments accounted for under the equity method as of the periods indicated:

December 31,		2025	2024	2025	2024
Affiliate	Country	Carrying Value (in millions)		Ownership Interest %
sPower (1)	United States	$502	$548	50%	50%
Fluence	United States	139	155	28%	28%
Grupo Energía Gas Panamá (2)	Panama	135	194	24%	24%
Dominican Republic Renewables (3)	Dominican Republic	109	—	33%	—%
Mesa La Paz	Mexico	38	43	50%	50%
Energía Natural Dominicana Enadom (3)	Dominican Republic	35	65	33%	33%
Uplight	United States	—	82	25%	25%
Other affiliates (4)	Various	46	37
Total		$1,004	$1,124
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
(3)The Company's ownership in Energía Natural Dominicana Enadom and Dominican Republic Renewables is held through Andres and AES Hispanola Holdings II BV, respectively, each of which are 65%-owned consolidated subsidiaries. Andres and AES Hispanola Holdings II BV own 50% of Energía Natural Dominicana Enadom and Dominican Republic Renewables, respectively, resulting in an AES effective ownership of 33%. Dominican Republic Renewables is a VIE in which the Company holds a variable interest but is not the primary beneficiary.
(4)Includes Bosforo, Jordan, Barry, Alto Maipo, and various other equity method investments. Jordan, Barry, and Alto Maipo represent VIEs in which the Company holds a variable interest but is not the primary beneficiary.
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
During 2025, an other-than-temporary impairment of the Company’s investment in Uplight was identified due to observable market factors. As the carrying amounts of the equity method investment and convertible notes for Uplight were greater than their fair values, the Company recognized an impairment of $103 million in Other non-operating expense. After the impact of the impairment, the carrying amount of the equity method investment was reduced to zero and the equity method of accounting was suspended. Uplight is reported in the New Energy Technologies SBU reportable segment.
Dominican Republic Renewables — In June 2025, the Company completed the sale of 50% of its interest in AES DR Renewables Holdings, S.L. and its subsidiaries (collectively “Dominican Republic Renewables”) for $103 million. The Company retained a 50% ownership interest in Dominican Republic Renewables after the sale. However, the Company’s ownership in Dominican Republic Renewables is held through AES Hispanola Holdings II BV, a 65%-owned consolidated subsidiary, resulting in an AES effective ownership of 33%. The business was deconsolidated and is accounted for as an equity method investment. The Company recorded its retained interest in Dominican Republic Renewables at fair value of $103 million, using the market approach. See Note 25—Held-for-Sale and Dispositions for further information. Dominican Republic Renewables is reported in the Renewables SBU reportable segment.
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
Alto Maipo — The Company holds a 99% ownership interest in Alto Maipo SpA ("Alto Maipo"), a hydroelectric

150 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

plant in Chile. In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore does not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of both December 31, 2025 and 2024, the fair value was insignificant. Alto Maipo is reported in the Renewables SBU reportable segment.
Barry — The Company holds a 100% ownership interest in AES Barry Ltd. ("Barry"), a dormant entity in the U.K. that disposed of its generation and other operating assets. Due to a debt agreement, no material financial or operating decisions can be made without the banks' consent, and the Company does not control Barry. As of both December 31, 2025 and 2024, other long-term liabilities included $44 million and $41 million related to this debt agreement. Barry is reported in the Energy Infrastructure SBU reportable segment.
Summarized Financial Information — The following tables summarize financial information of the Company's 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates			Majority-Owned Unconsolidated Subsidiaries(1)
Years ended December 31,	2025	2024	2023	2025	2024	2023
Revenue	$3,346	$3,553	$2,905	$—	$1	$1
Operating income (loss)	134	141	(28)	—	(1)	(1)
Net loss	(188)	(107)	(182)	(2)	(1)	(1)
Net loss attributable to affiliates	(177)	(12)	(157)	(2)	(1)	(1)

December 31,	2025	2024		2025	2024
Current assets	$2,745	$2,493		$135	$132
Noncurrent assets	8,335	7,808		279	408
Current liabilities	2,159	2,023		133	129
Noncurrent liabilities	5,199	4,270		322	448
Stockholders' equity	2,642	2,960		(41)	(37)
Noncontrolling interests	1,080	1,048		—	—
_____________________________
(1)The summarized financial information of Alto Maipo is not included in the table above as the Company is not the primary beneficiary, the fair value of the investment is insignificant, and the investment in Alto Maipo is not material to the financial results of the Company.
At December 31, 2025, retained earnings included $446 million related to the undistributed losses of the Company's affiliates. Dividends received from our affiliates were $8 million, $32 million, and $5 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the underlying equity in the net assets of our equity affiliates exceeded the aggregate carrying amount of our investments in equity affiliates by $51 million.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill — The following table summarizes the carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024 (in millions):

	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Balance as of December 31, 2024
Goodwill	$353	$2,709	$683	$—	$3,745
Accumulated impairment losses	(35)	(2,709)	(656)	—	(3,400)
Net balance	318	—	27	—	345
Goodwill derecognized during the year	(3)	—	—	—	(3)
Balance as of December 31, 2025
Goodwill	350	2,709	683	—	3,742
Accumulated impairment losses	(35)	(2,709)	(656)	—	(3,400)
Net balance	$315	$—	$27	$—	$342
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

151 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
Other Intangible Assets — The following table summarizes the balances comprising Other intangible assets in the accompanying Consolidated Balance Sheets (in millions) as of the dates indicated:

	December 31, 2025			December 31, 2024
	Gross Balance	Accumulated Amortization	Net Balance	Gross Balance	Accumulated Amortization	Net Balance
Subject to Amortization
Internal-use software	$824	$(379)	$445	$794	$(333)	$461
Contracts	39	(15)	24	68	(29)	39
Project development (1)	1,398	(53)	1,345	1,328	(37)	1,291
Emissions allowances (2)	83	—	83	1	—	1
Concession rights	19	(19)	—	19	(19)	—
Land use rights	119	(4)	115	108	(3)	105
Other (3)	28	(9)	19	28	(5)	23
Subtotal	2,510	(479)	2,031	2,346	(426)	1,920
Indefinite-Lived Intangible Assets
Land use rights	7	—	7	8	—	8
Transmission rights	—	—	—	17	—	17
Other	2	—	2	2	—	2
Subtotal	9	—	9	27	—	27
Total	$2,519	$(479)	$2,040	$2,373	$(426)	$1,947
_____________________________
(1)Includes emission offset fee to the Air Quality Management District in order to transfer emission offsets from retired legacy Southland units to the new CCGT.
(2)Acquired or purchased emissions allowances are finite-lived intangible assets that are expensed when utilized and included in net income for the year.
(3)Includes management rights, renewable energy credits and incentives, and other individually insignificant intangible assets.
The following tables summarize other intangible assets acquired during the periods indicated (in millions):

December 31, 2025	Amount	Subject to Amortization/Indefinite-Lived	Weighted Average Amortization Period (in years)	Amortization Method
Project development	$129	Subject to amortization	20	Straight-line
Emissions allowances	99	Subject to amortization	Various	As utilized
Internal-use software	40	Subject to amortization	9	Straight-line
Land use rights	11	Subject to amortization	14	Straight-line
Other	1	Various	N/A	N/A
Total	$280

December 31, 2024	Amount	Subject to Amortization/Indefinite-Lived	Weighted Average Amortization Period (in years)	Amortization Method
Project development	$134	Subject to Amortization	40	Straight-line
Internal-use software	114	Subject to Amortization	11	Straight-line
Emissions allowances	8	Subject to Amortization	Various	As utilized
Land use rights	2	Various	N/A	Various
Other	8	Various	N/A	N/A
Total	$266
The following table summarizes the estimated amortization expense by intangible asset category for 2026 through 2030:

(in millions)	2026	2027	2028	2029	2030
Internal-use software	$71	$67	$63	$61	$56
Contracts	1	1	1	1	1
Project development	19	19	19	19	19
Other	2	2	2	1	1
Total	$93	$89	$85	$82	$77
Intangible asset amortization expense was $94 million, $88 million, and $82 million for the years ended December 31, 2025, 2024, and 2023, respectively.

152 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

11. REGULATORY ASSETS AND LIABILITIES
The Company has recorded regulatory assets and liabilities (in millions) that it expects to pass through to its customers in accordance with, and subject to, regulatory provisions as follows:

December 31,	2025	2024	Recovery/Refund Period Ends
Regulatory assets
Current regulatory assets:
Undercollection of rate riders	$121	$177	2026
El Salvador energy pass through costs recovery	106	117	2026
Other	22	37	2026
Total current regulatory assets	249	331
Noncurrent regulatory assets:
AES Indiana and AES Ohio defined benefit pension obligations (1)	158	183	Various
AES Indiana Petersburg Units 3 and 4 retirement costs (1) (2)	133	116	Undetermined
AES Indiana Petersburg Units 1 and 2 retirement costs (1)	113	129	2033
AES Indiana TDSIC costs (1)	72	52	2060
AES Indiana environmental costs	54	65	2044
AES Indiana Hoosier Wind termination of pre-existing PPA (1) (3)	48	53	2039
AES Ohio regulatory compliance costs (1)	24	33	2028
El Salvador energy pass through costs recovery	—	39	Various
Other	149	121	Various
Total noncurrent regulatory assets	751	791
Total regulatory assets	$1,000	$1,122
Regulatory liabilities
Current regulatory liabilities:
Overcollection of costs to be passed back to customers	$27	$18	2026
Other	7	4	2026
Total current regulatory liabilities	34	22
Noncurrent regulatory liabilities:
AES Indiana and AES Ohio accrued costs of removal and AROs	328	465	Life of assets
AES Indiana and AES Ohio income taxes payable to customers through rates	99	93	Various
Other	22	5	Various
Total noncurrent regulatory liabilities	449	563
Total regulatory liabilities	$483	$585
_____________________________
(1)Past expenditures on which the Company earns a rate of return.
(2)Petersburg Units 3 and 4 retirement costs, including materials and supplies inventories, included in the pending rate case filed with IURC in June 2025. Recovery period pending final order from the IURC.
(3)AES Indiana acquired the Hoosier Wind project in February 2024. See Note 26—Acquisitions for further information.
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

153 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

In the accompanying Consolidated Balance Sheets, current regulatory assets and liabilities are reflected in Other current assets and Accrued and other liabilities, respectively, and noncurrent regulatory assets and liabilities are reflected in Other noncurrent assets and Other noncurrent liabilities, respectively. All of the regulatory assets and liabilities as of December 31, 2025 and December 31, 2024 are related to the Utilities SBU reportable segment.
Pending Regulatory Action — AES Ohio is facing appeals from the Office of the Ohio Consumers’ Council (“OCC”) regarding the PUCO’s decisions to approve the reversion to ESP 1 and the Smart Grid Comprehensive Settlement. The OCC is specifically seeking a refund of Rate Stabilization Charge revenues dating back to August 2021 and has appealed the final PUCO order with respect to the 2018 and 2019 SEET, which was part of the Smart Grid Comprehensive Settlement. Oral arguments regarding the ESP 1 appeal were held on April 22, 2025, and a court decision is pending. Oral arguments regarding the 2018 and 2019 SEET appeal were held on April 2, 2025. The Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. In the proceeding on remand, AES Ohio filed testimony proposing a refund of $1.6 million based on methodologies sponsored by its external financial consultant. The PUCO held an evidentiary hearing on this issue in October 2025, and a PUCO decision is pending.
Pending Rate Cases — In November 2025, AES Ohio filed an application with the PUCO to establish a Three-Year Rate Plan. The PUCO has set the evidentiary hearing to begin August 4, 2026, and a Commission Order is anticipated by the end of 2026.
In June 2025, AES Indiana filed an application with the IURC to increase its basic rates and charges. In October 2025, AES Indiana entered into a Stipulation and Settlement Agreement (the "Settlement Agreement") with most parties in AES Indiana's pending regulatory rate review at the IURC. This Settlement Agreement provides for updated base rates for electric services in AES Indiana's territory and is subject to, and conditioned upon, approval by the IURC. An evidentiary hearing with the IURC was held on January 28 and 29, 2026, and AES Indiana anticipates a final order from the IURC in the second quarter of 2026.
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

NON-RECOURSE DEBT	Weighted Average Interest Rate	Maturity	December 31,
			2025	2024
Variable Rate:
Bank loans	5.61%	2026 - 2040	$5,746	$5,132
Notes and bonds			—	105
Revolver borrowings	5.47%	2026 - 2030	1,441	3,147
Other	9.13%	2028 - 2030	20	16
Fixed Rate:
Bank loans	6.19%	2026 - 2067	3,933	2,610
Notes and bonds	5.24%	2026 - 2055	12,203	11,737
Other (1)	6.71%	2026 - 2061	177	297
Unamortized (discount) premium & debt issuance (costs), net			(342)	(301)
Subtotal			$23,178	$22,743
Less: Current maturities (2) (3)			(2,211)	(2,670)
Noncurrent maturities (2) (3)			$20,967	$20,073
_____________________________
(1)    Other fixed rate debt included $250 million related to preferred shares that included mandatory redemption features at Bellefield Equity Holdings and were therefore classified as a liability under ASC 480 as of December 31, 2024.
(2)    Excludes $21 million and $18 million (current) and $714 million and $553 million (noncurrent) finance lease liabilities included in the respective non-recourse debt line items on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. See Note 15—Leases for further information.
(3)    Includes $1.3 billion (current) and $10.5 billion (noncurrent) of non-recourse debt related to VIEs as of December 31, 2025.
The interest rate on variable rate debt represents the total of a variable component that is based on changes in an interest rate index and a fixed component. The Company has interest rate swap agreements designated as accounting hedges that economically fix the variable component of the interest rates on the portion of the variable

154 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

rate debt being hedged in an aggregate notional principal amount of approximately $3.4 billion on non-recourse debt outstanding at December 31, 2025.
The following table summarizes the amounts due under our non-recourse debt agreements for the next five years and thereafter, as of December 31, 2025 (in millions):

December 31,	Annual Maturities
2026	$2,221
2027	3,554
2028	2,418
2029	2,010
2030	4,628
Thereafter	8,689
Unamortized (discount) premium & debt issuance (costs), net	(342)
Total	$23,178
As of December 31, 2025, AES subsidiaries had approximately $1.9 billion in various unused committed credit lines to support their working capital, debt service reserves, and other business needs. These credit lines can be used for borrowings, letters of credit, or a combination of these uses.
Significant transactions — During the year ended December 31, 2025, the following subsidiaries of the Company had significant debt issuances (in millions):

Subsidiary	Issuances (1)
AES Clean Energy	$2,456
AES Puerto Rico Solar	1,064
AES Pacifico Chile	712
AES Andes	520
AES El Salvador	384
AES Ohio	375
AES Indiana	350
_____________________________
(1)These amounts do not include revolving credit facility activity at the Company's subsidiaries.
AES Pacifico Chile — During the years ended December 31, 2025 and 2024, several renewables development projects owned by AES Pacifico Chile executed project financing agreements with aggregate commitments of up to $1.7 billion to support the development and construction of wind and solar plants. As of December 31, 2025, there were $875 million in borrowings under the agreements, maturing in 2029 and 2030.
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

155 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
AES Puerto Rico Solar — The Marahu project, 70% owned by AES, is currently constructing the Salinas and Jobos renewables projects in Puerto Rico, including both solar and energy storage facilities. In July 2025, the Marahu project executed a tax credit transfer bridge loan agreement for total commitments of $230 million, at interest rates of SOFR plus a margin of 1.25% to 2.25%, maturing in April 2027. As of December 31, 2025, there was $206 million in borrowings under the agreement.
In October 2024, the Marahu project obtained a loan guarantee for $861 million from the U.S. Department of Energy and began drawing on the loan in the first quarter of 2025. As of December 31, 2025, there was $871 million, inclusive of capitalized interest, in outstanding borrowings, maturing in 2049. The remainder of the loan will be drawn upon as required to fund construction costs.
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
AES Clean Energy — In December 2024, Bellefield 2 Seller, LLC executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $1.7 billion. As of December 31, 2025, there were $901 million in borrowings at an interest rate of 5.05% maturing in 2026 and $295 million in borrowings under the facilities at an interest rate of 5.17%, maturing in 2027.
In November 2024, AES Clean Energy, AES Clean Energy Development, and Bellefield Equity Holdings LLC ("Bellefield") entered into several key agreements with HASI, including an investment agreement under which HASI invested $250 million in Bellefield in exchange for a preferred membership interest. AES Clean Energy held a call option under which there was an unconditional obligation to redeem HASI’s preferred shares in Bellefield at the earlier of the substantial completion date or December 1, 2026, with the redemption amount consisting of the initial investment plus a 10% internal rate of return. As the call option on the preferred shares included mandatory redemption features, the instrument was classified as a liability under ASC 480 and was recorded at its fair value, which equaled the gross proceeds received of $250 million. The instrument was accreted to its redemption amount using the effective interest method. In December 2025, Bellefield 1 achieved substantial completion and the preferred shares were redeemed for $278 million, concurrently with the execution of the Bellefield 2 Equity Holdings LLC investment agreement. See Note 17—Redeemable Stock of Subsidiaries for further information.
In December 2023, Bellefield Portfolio Seller, LLC and Bellefield 1 Finco, LLC, subsidiaries of AES Clean Energy Development, executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $2.4 billion due in 2027. As of December 31, 2025, there was $1.2 billion in outstanding borrowings under the facilities, and the net proceeds were used primarily to repay existing indebtedness and to fund development of renewables projects.
AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement in 2022 whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and storage projects that are owned by the Issuers. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other

156 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

Co-Issuer for all obligations under the facility. During the year ended December 31, 2025, the Issuers issued $823 million in 6.70% notes issued due May 2050, and $346 million in 6.08% notes issued due November 2050, resulting in an aggregate principal outstanding of $3.3 billion. As a result of the notes issued in 2025 and net of repayments, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $1.1 billion, resulting in an aggregate carrying amount of notes at consolidated subsidiaries of $2.5 billion as of December 31, 2025.
AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements for revolving credit facilities in 2021 and subsequent amendments in the following years for aggregate commitments of up to $4 billion with maturity dates in May and June 2028. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used and net of repayments, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, a decrease in liabilities of $1.3 billion in 2025, resulting in total commitments used under the revolving credit facilities, as of December 31, 2025, of $1.6 billion at consolidated subsidiaries. As of December 31, 2025, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $1.8 billion.
AES Puerto Rico — On June 1, 2023, AES Puerto Rico was unable to pay principal and interest obligations on its Series A Bond Loans due to insufficient funds resulting from financial difficulties at the business. AES Puerto Rico signed forbearance and standstill agreements with its noteholders in July 2023 because of the insufficiency of funds to meet these obligations. On March 5, 2024, AES Puerto Rico and its noteholders executed a financial restructuring, under which the $156 million (including interest) of 6.625% Series A Bond Loans due 2026 was exchanged for $112 million of 6.625% senior secured bonds due January 2028 and $44 million of preferred shares in AES Puerto Rico. The preferred shares bear interest at 3.125% and contain an option whereby AES may call the preferred shares to be converted into 99.9% of the ordinary shares of AES Puerto Rico between December 30, 2025 and December 30, 2027, or would have the option to settle the preferred shares in cash. The noteholders also provided a $23 million bridge loan due March 2026 bearing interest at prime plus 4%, which was fully repaid in October 2025. AES Puerto Rico is required to make mandatory prepayments through cash sweeps based on excess cash (as defined in the loan agreements) available from operations on the bridge loan, senior secured bonds, and preferred shares interest. The financial restructuring was accounted for as a troubled debt restructuring in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors” as AES Puerto Rico was experiencing financial difficulties and the lenders granted a concession. No gain has been recognized as a result of this transaction. As of December 31, 2025, cash settlement of the preferred shares is contingent, as the amounts would not be required to be settled in cash if the option to settle the preferred shares with common shares is exercised.
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
As of December 31, 2025 and 2024, approximately $531 million and $147 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. Of these amounts, $451 million and $79 million, respectively, were included within Restricted cash and $80 million and $68 million, respectively, were included within Debt service reserves and other deposits in the accompanying Consolidated Balance Sheets. As of December 31, 2025 and 2024, approximately $153 million and $155 million, respectively, of the restricted cash balances were for collateral held to cover potential liability for current and future insurance claims being assumed by AGIC, AES' captive insurance company. Of total restricted cash and debt service reserves of $780 million, $458 million related to VIEs as of December 31, 2025.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $1.8 billion at December 31, 2025.

157 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

The following table summarizes the Company's subsidiary non-recourse debt in default (in millions) as of December 31, 2025. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

	Primary Nature of Default	December 31, 2025
Subsidiary		Debt in Default	Net Assets (Liabilities)
AES Ilumina (Puerto Rico)	Covenant	20	60
The above default is not a payment default, but is instead a technical default triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents of the subsidiary.
In November 2025, AES Puerto Rico received a full and complete waiver for all previous events of default. As such, as of December 31, 2025, the AES Puerto Rico debt balance of $143 million was not in default.
The AES Corporation's recourse debt agreements include cross-default clauses that will trigger if a subsidiary provides 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters and has an outstanding principal in excess of $200 million in default. As of December 31, 2025, the Company's subsidiaries had no defaults which resulted in a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facilities, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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

	Interest Rate	Final Maturity	December 31, 2025	December 31, 2024
Senior Unsecured Note	3.30%	2025	$—	$900
Commercial paper outstanding borrowings		2026	79	—
Senior Unsecured Note	1.375%	2026	800	800
Drawings on revolving credit facility	SOFR + 1.80%	2027	300	—
Senior Unsecured Note	5.45%	2028	900	900
Senior Unsecured Note	3.95%	2030	700	700
Senior Unsecured Note	2.45%	2031	1,000	1,000
Senior Unsecured Note	5.80%	2032	800	—
Junior Unsecured Note	7.60%	2055	950	950
Junior Unsecured Note	6.95%	2055	500	500
Unamortized (discount) premium & debt issuance (costs), net			(45)	(46)
Subtotal			$5,984	$5,704
Less: Current maturities			(879)	(899)
Noncurrent maturities			$5,105	$4,805
The following table summarizes the principal amounts due under our recourse debt for the next five years and thereafter (in millions):

December 31,	Annual Maturities
2026	$879
2027	300
2028	900
2029	—
2030	700
Thereafter	3,250
Unamortized (discount) premium & debt issuance (costs), net	(45)
Total recourse debt	$5,984
Senior Unsecured Term Loan due December 2026 — In October 2025, the Company executed a $300 million senior unsecured term loan agreement, maturing in December 2026. As of December 31, 2025, AES had no outstanding drawings under the loan agreement.
Senior Unsecured Term Loan due December 2026 — In June 2025, the Company executed a $500 million senior unsecured term loan agreement, maturing in June 2026. In November 2025, the Company executed an amendment extending the maturity date of the loan agreement to December 2026. As of December 31, 2025, AES had no outstanding drawings under the loan agreement.

158 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. In April 2025, the Company executed agreements to increase the maximum aggregate face amount to $1.5 billion outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The commercial paper program is backed by the Company's $1.8 billion in revolving credit facilities, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. During 2025, the Company borrowed approximately $59.9 billion and repaid approximately $59.8 billion under the commercial paper program, with average daily outstanding borrowings of $709 million. As of December 31, 2025, the Company had $79 million outstanding borrowings under the commercial paper program with a weighted average interest rate of 4.10%. The Notes are classified as current.
Revolving Credit Facilities — In December 2024, AES executed a $300 million senior unsecured revolving credit facility, maturing in December 2026. The aggregate commitment under its previously existing revolving credit facility is $1.5 billion and matures in August 2027. As of December 31, 2025, AES had $300 million in outstanding drawings under its revolving credit facilities.
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

159 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
The following table shows a rollforward for outstanding supplier financing arrangements for the years ended December 31, 2025 and 2024 (in millions):

	2025	2024
Balance at January 1	$917	$974
Invoices confirmed during the year	1,380	1,737
Confirmed invoices paid during the year	(1,681)	(1,794)
Balance at December 31	$616	$917
As of December 31, 2025, these agreements ranged from less than $1 million to $51 million with a weighted average interest rate of 6.72%. Of the amounts outstanding under supplier financing arrangements as of December 31, 2025, $391 million were guaranteed, including $204 million guaranteed by the Parent Company and $187 million guaranteed by subsidiaries.
As of December 31, 2024, these agreements ranged from less than $1 million to $69 million with a weighted average interest rate of 6.83%. Of the amounts outstanding under supplier financing arrangements as of December 31, 2024, $616 million were guaranteed, including $245 million guaranteed by the Parent Company and $371 million guaranteed by subsidiaries.
13. COMMITMENTS
The Company enters into long-term contracts for construction projects, maintenance and service, transmission of electricity, operations services, and purchases of electricity and fuel. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances. The following table shows the future minimum commitments for continuing operations under these contracts as of December 31, 2025 for 2026 through 2030 and thereafter as well as actual purchases under these contracts for the years ended December 31, 2025, 2024, and 2023 (in millions):

Actual purchases during the year ended December 31,	Electricity Purchase Contracts	Fuel Purchase Contracts	Other Purchase Contracts
2023	$1,134	$1,982	$3,181
2024	797	1,869	3,507
2025	1,023	2,132	3,441
Future commitments for the year ending December 31,
2026	$819	$1,374	$4,282
2027	709	974	1,128
2028	651	581	594
2029	634	620	534
2030	637	620	209
Thereafter	4,906	3,321	897
Total	$8,356	$7,490	$7,644
14. CONTINGENCIES
Guarantees, Letters of Credit, and Surety Bonds — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, tax credit transfers, and other agreements, the Parent Company and its subsidiaries have expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company and its subsidiaries have entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. It is unlikely that the Parent Company or its subsidiaries would be required to perform or otherwise incur any material losses associated with guarantees of subsidiaries' or affiliates' obligations. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company expects to fulfill

160 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

within the normal course of business. Our tax equity and tax credit transfer guarantees typically consist of standard indemnifications of tax equity partners or tax credit purchasers in the event that an adverse determination arises due to a recapture event, tax controversy, or any breach by the AES project company of the representations in the shared equity agreement. The expiration dates of these guarantees vary from less than 1 year to no more than 26 years.
The following table summarizes the Parent Company's consolidated contingent contractual obligations as of December 31, 2025. Amounts presented in the following table represent the Parent Company's current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure per individual agreement. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Parent Company Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments (1)	$3,774	24	< $1 — 1,117
Letters of credit under bilateral agreements	220	8	< $1 — 92
Letters of credit under the unsecured credit facilities	117	7	< $1 — 60
Letters of credit under the revolving credit facilities	50	17	< $1 — 38
Total	$4,161	56
_____________________________
(1)Excludes payment obligation and commercial transaction arrangements entered into by the Parent Company on behalf of its consolidated subsidiaries, which relate to the Company's own future performance. See Schedule I—Condensed Financial Information of Registrant for additional information on guarantees issued by the Parent Company.
The following table summarizes our subsidiaries' consolidated contingent contractual obligations as of December 31, 2025. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. Amounts presented in the following table represent our subsidiaries' current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure per individual agreement. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Subsidiary Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,532	40	< $1 — 490
Letters of credit under subsidiary credit facilities	2,114	351	< $1 — 97
Surety bonds	74	108	< $1 — 10
Total	$4,720	499
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the periods ended December 31, 2025 and 2024, the Company recognized liabilities of $1 million and $2 million, respectively, for projected environmental remediation costs. These amounts are reported on the Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of December 31, 2025. Unasserted claims are not included in the range of potential losses related to environmental matters until it is probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be between $1 million and $5 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits, and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $22 million and $5 million as of December 31, 2025 and 2024, respectively. These amounts are reported on the Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided

161 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2025. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities (including but not limited to tax disputes in Brazil and El Salvador); and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $177 million and $250 million. Included in this range is a reasonably possible legal contingency for environmental remediation costs related to Sul, a business the Company disposed of in 2016, estimated to be approximately R$15 million to R$60 million ($3 million to $11 million). The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions. See Note 24—Income Taxes for further information.
15. LEASES
LESSEE — The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the dates indicated (in millions):

	Consolidated Balance Sheet Classification	December 31, 2025	December 31, 2024
Assets
Right-of-use assets — finance leases	Property, plant, and equipment, net	$676	$547
Right-of-use assets — operating leases	Other noncurrent assets	369	372
Total right-of-use assets		$1,045	$919
Liabilities
Finance lease liabilities (current)	Non-recourse debt (current liabilities)	$21	$18
Finance lease liabilities (noncurrent)	Non-recourse debt (noncurrent liabilities)	714	553
Total finance lease liabilities		735	571
Operating lease liabilities (current)	Accrued and other liabilities	36	26
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	394	392
Total operating lease liabilities		430	418
Total lease liabilities		$1,165	$989
The following table summarizes supplemental balance sheet information related to leases as of the dates indicated:

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term — finance leases	35 years	36 years
Weighted-average remaining lease term — operating leases	22 years	27 years
Weighted-average discount rate — finance leases	5.47%	5.38%
Weighted-average discount rate — operating leases	6.35%	7.25%
The following table summarizes the components of lease cost recognized in Cost of Sales on the Consolidated Statements of Operations for the periods indicated (in millions):

	Years Ended December 31,
Components of Lease Cost	2025	2024
Operating lease cost	$54	$56
Finance lease cost:
Amortization of right-of-use assets	16	13
Interest on lease liabilities	31	22
Short-term lease costs	17	18
Variable lease cost	2	—
Total lease cost	$120	$109
Operating cash outflows from operating leases included in the measurement of lease liabilities were $59 million for both the years ended December 31, 2025 and 2024, and operating cash outflows from finance leases were $21 million and $7 million for the years ended December 31, 2025 and 2024. Right-of-use assets obtained in exchange for new operating and finance lease liabilities were $50 million and $154 million, respectively, for the year ended December 31, 2025, and $129 million and $327 million, respectively, for the year ended December 31, 2024.

162 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

The following table shows the future lease payments under operating and finance leases for continuing operations together with the present value of the net lease payments as of December 31, 2025 for 2026 through 2030 and thereafter (in millions):

	Maturity of Lease Liabilities
	Finance Leases	Operating Leases
2026	$36	$50
2027	38	39
2028	39	35
2029	41	33
2030	42	33
Thereafter	1,518	653
Total	1,714	843
Less: Imputed interest	(979)	(413)
Present value of lease payments	$735	$430
LESSOR — The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Consolidated Statements of Operations for the periods indicated (in millions):

	Years Ended December 31,
Operating Lease Revenue	2025	2024
Non-variable lease revenue	$325	$414
Variable lease revenue	90	61
Total lease revenue	$415	$475
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant, and equipment, net on the Consolidated Balance Sheets as of the dates indicated (in millions):

Property, Plant, and Equipment, Net	December 31, 2025	December 31, 2024
Gross assets	$1,923	$1,085
Less: Accumulated depreciation	(231)	(218)
Net assets	$1,692	$867
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, or lack of performance on energy delivery. The Company has not recognized any early terminations as of December 31, 2025. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of December 31, 2025 for 2026 through 2030 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2026	$63	$144
2027	63	65
2028	63	1
2029	63	—
2030	63	—
Thereafter	945	—
Total	$1,260	$210
Less: Imputed interest	(659)
Present value of total lease receipts	$601
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

163 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

The following table presents variable lease revenue, interest income, and gains (losses) on commencement of sales-type leases in which the Company is the lessor for the periods indicated (in millions):

	Years Ended December 31,
Sales-Type Leases	2025	2024
Variable lease revenue	$2	$3
Interest income	26	19
Net losses on commencement of sales-types leases (1)	(231)	(67)
_____________________________
(1)Gains and losses are recognized in Other income and Other expense, respectively, in the Consolidated Statements of Operations. See Note 22—Other Income and Expense for further information.
16. BENEFIT PLANS
Defined Contribution Plans — The Company sponsors four defined contribution plans ("the DC Plans"). Two plans cover U.S. non-union employees: one for Parent Company and certain U.S. business employees, and one for AES Ohio employees. The remaining two plans include union and non-union employees at AES Indiana and union employees at AES Ohio. The DC Plans are qualified under section 401 of the Internal Revenue Code. Most U.S. employees of the Company are eligible to participate in the appropriate plan except for those employees who are covered by a collective bargaining agreement, unless such agreement specifically provides that the employee is considered an eligible employee under a plan. Within the DC Plans, the Company provides matching contributions in addition to other non-matching contributions. Participants are fully vested in their own contributions. The Company's contributions vest over various time periods ranging from immediate up to five years. For the years ended December 31, 2025, 2024 and 2023, costs for defined contribution plans were approximately $49 million, $47 million, and $40 million, respectively.
Defined Benefit Plans — Certain of the Company's subsidiaries have defined benefit pension plans covering substantially all of their respective employees ("the DB Plans"). Pension benefits are based on years of credited service, age of the participant, and average earnings. Of the 29 active DB Plans as of December 31, 2025, five are at U.S. subsidiaries and the remaining plans are at foreign subsidiaries.
The following table reconciles the Company's funded status, both domestic and foreign, as of the periods indicated (in millions):

	2025		2024
	U.S.	Foreign	U.S.	Foreign
Change in projected benefit obligation:
Benefit obligation as of January 1	$842	$71	$875	$190
Service cost	7	4	8	3
Interest cost	43	6	43	17
Plan amendments	—	—	7	—
Plan curtailments	—	(4)	—	—
Plan settlements	—	(8)	—	(3)
Benefits paid	(105)	(2)	(61)	(11)
Plan combinations	—	(2)	—	—
Divestitures	—	—	—	(99)
Actuarial loss (gain)	8	5	(30)	(6)
Effect of foreign currency exchange rate changes	—	3	—	(20)
Benefit obligation as of December 31	$795	$73	$842	$71
Change in plan assets:
Fair value of plan assets as of January 1	$844	$14	$883	$127
Actual return on plan assets	73	3	13	7
Employer contributions	8	11	8	8
Plan settlements	—	(8)	—	(3)
Benefits paid	(105)	(2)	(60)	(11)
Divestitures	—	—	—	(100)
Effect of foreign currency exchange rate changes	—	2	—	(14)
Fair value of plan assets as of December 31	$820	$20	$844	$14
Reconciliation of funded status:
Funded status as of December 31	$25	$(53)	$2	$(57)

164 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to the funded status of the DB Plans, both domestic and foreign, as of the dates indicated (in millions):

December 31,	2025		2024
Amounts Recognized on the Consolidated Balance Sheets	U.S.	Foreign	U.S.	Foreign
Noncurrent assets	$33	$5	$25	$3
Accrued benefit liability—current	—	(7)	—	(8)
Accrued benefit liability—noncurrent	(8)	(51)	(23)	(52)
Net amount recognized at end of year	$25	$(53)	$2	$(57)
The following table summarizes the Company's U.S. and foreign accumulated benefit obligation as of the dates indicated (in millions):

December 31,	2025		2024
	U.S.	Foreign	U.S.	Foreign
Accumulated benefit obligation	$781	$66	$829	$64
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$26	$58	$301	$59
Fair value of plan assets	24	5	285	3
Information for pension plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$291	$63	$308	$64
Fair value of plan assets	283	5	285	3
The following table summarizes the significant weighted average assumptions used in the calculation of benefit obligation and net periodic benefit cost, both domestic and foreign, as of the periods indicated:

December 31,		2025			2024
		U.S.	Foreign		U.S.	Foreign
Benefit Obligation:	Discount rate	5.48%	8.59%		5.64%	9.74%
	Rate of compensation increase	3.07%	4.61%		2.75%	5.32%
Periodic Benefit Cost:	Discount rate	5.64%	9.74%	(1)	5.17%	11.14%	(1)
	Expected long-term rate of return on plan assets	5.85%	10.56%		5.21%	9.28%
	Rate of compensation increase	2.75%	5.32%		2.75%	8.01%
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
Sensitivity of the Company's pension funded status to the indicated increase or decrease in the discount rate and long-term rate of return on plan assets assumptions is shown below. Note that these sensitivities may be asymmetric and are specific to the base conditions at year-end 2025. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The funded status as of December 31, 2025 is affected by the assumptions as of that date. Pension expense for 2025 is affected by the December 31, 2024 assumptions. The impact on pension expense from a one percentage point change in these assumptions is shown in the following table (in millions):

Increase of 1% in the discount rate	$(5)
Decrease of 1% in the discount rate	4
Increase of 1% in the long-term rate of return on plan assets	(8)
Decrease of 1% in the long-term rate of return on plan assets	8

165 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

The following table summarizes the components of the net periodic benefit cost, both domestic and foreign, for the years indicated (in millions):

December 31,	2025		2024		2023
Components of Net Periodic Benefit Cost:	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$7	$4	$8	$3	$8	$4
Interest cost	43	6	43	17	47	21
Expected return on plan assets	(48)	(3)	(46)	(9)	(52)	(11)
Amortization of prior service cost	3	—	3	—	3	—
Amortization of net loss	8	1	7	—	7	—
Curtailment gain recognized	—	(3)	—	—	—	—
Settlement loss recognized	—	2	—	1	—	—
Total Net Periodic Benefit Cost	$13	$7	$15	$12	$13	$14
The following table summarizes the amounts reflected in AOCL, including AOCL attributable to noncontrolling interests, on the Consolidated Balance Sheet as of December 31, 2025, that have not yet been recognized as components of net periodic benefit cost (in millions):

December 31, 2025	Accumulated Other Comprehensive Income (Loss)
	U.S.	Foreign
Prior service cost	$(1)	$1
Unrecognized net actuarial loss	(13)	(6)
Total	$(14)	$(5)
The following table summarizes the Company's target allocation for 2025 and pension plan asset allocation, both domestic and foreign, as of the dates indicated:

				Percentage of Plan Assets as of December 31,
		Target Allocations		2025		2024
Asset Category		U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Mutual Funds	Equity securities	21.90%	—%	22.07%	—%	22.00%	—%
	Debt securities	78.00%	100.00%	77.37%	100.00%	77.00%	100.00%
Other		—%	—%	0.56%	—%	1.00%	—%
Total pension assets				100.00%	100.00%	100.00%	100.00%
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

		December 31, 2025				December 31, 2024
U.S. Plans		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mutual Funds	Equity securities (1)	$—	$181	$—	$181	$—	$193	$—	$193
	Debt securities (1)	—	634	—	634	—	646	—	646
Cash and cash equivalents		5	—	—	5	5	—	—	5
Total plan assets		$5	$815	$—	$820	$5	$839	$—	$844
_____________________________
(1)For the U.S. plans, the balances under the equity securities and debt securities categories represent investments through common collective trusts, for which the underlying investments are equity and debt securities.
The investment strategy of the foreign DB Plans seeks to minimize risk in order to closely match market conditions and near-term forecasts. As such, the asset allocation is currently fully invested in debt securities. The following table summarizes the Company's foreign DB plan assets by category of investment and level within the fair value hierarchy as of the dates indicated (in millions):

166 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

		December 31, 2025				December 31, 2024
Foreign Plans		Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mutual Funds	Debt securities (1)	$20	$—	$—	$20	$—	$14	$—	$14
Total plan assets		$20	$—	$—	$20	$—	$14	$—	$14
_____________________________
(1)Mutual funds categorized as debt securities and equity securities consist of mutual funds for which debt securities and equity securities are the primary underlying investment.
The following table summarizes the estimated cash flows for U.S. and foreign expected employer contributions and expected future benefit payments, both domestic and foreign (in millions):

	U.S.	Foreign
Expected employer contribution in 2026	$8	$8
Expected benefit payments for fiscal year ending:
2026	59	8
2027	60	7
2028	60	7
2029	60	8
2030	60	11
2031 - 2035	297	56
Collective Bargaining Agreements — As of December 31, 2025, approximately 31% of our U.S. employees were subject to collective bargaining agreements. Collective bargaining agreements between us and these labor unions expire at various dates ranging from 2026 to 2027. In addition, certain employees in non-U.S. locations were subject to collective bargaining agreements, representing approximately 48% of the non-U.S. workforce. As of December 31, 2025, approximately 25% of our U.S. and non-U.S. workforce is part of bargaining agreements expiring on or before December 31, 2026.
17. REDEEMABLE STOCK OF SUBSIDIARIES
The following table is a reconciliation of changes in redeemable stock of subsidiaries (in millions):

December 31,	2025	2024	2023
Balance at the beginning of the period	$938	$1,464	$1,321
Net loss	(158)	(86)	(59)
Other comprehensive income	—	73	1
Adjustments to redemption value	10	—	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests	(180)	(736)	—
Disposition of business interests	—	(18)	—
Distributions to holders of redeemable stock of subsidiaries	(527)	(61)	(62)
Contributions from holders of redeemable stock of subsidiaries	644	105	163
Sales of redeemable stock of subsidiaries	1,132	197	100
Issuance of preferred shares in subsidiaries	965	—	—
Balance at the end of the period	$2,824	$938	$1,464
The following table summarizes the Company's redeemable stock of subsidiaries balances as of the periods indicated (in millions):

December 31,	2025	2024
IPALCO common stock	$1,003	$835
AES Ohio common stock	595	—
AES Global Insurance preferred stock	472	—
Bellefield 2 Equity Holdings preferred stock	249	—
AES Clean Energy tax equity partnerships	228	65
AES DevCo HoldCo preferred stock	199	—
Desarrollos Renovables preferred stock	78	—
AES Indiana Pike County BESS tax equity partnership	—	38
Total redeemable stock of subsidiaries	$2,824	$938
Bellefield 2 Equity Holdings — In December 2025, the Company entered into several key agreements with HASI, including an investment agreement under which HASI invested $250 million in the Bellefield 2 renewables development project in exchange for a preferred membership interest. The agreement contains certain redemption features that may require future redemption of the preferred membership interest and are not solely in AES' control. As a result, the noncontrolling ownership interest is considered temporary equity, resulting in an increase to Redeemable stock of subsidiaries of $249 million, net of transaction costs. The Company has concluded it is

167 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

probable the Bellefield 2 project will generate sufficient cash upon substantial completion to require distributions, absent members' consent, to be made to the preferred member of an amount that would redeem the instrument. Therefore, the noncontrolling ownership interest is probable of becoming redeemable. As of December 31, 2025, the carrying value of the noncontrolling interest approximates redemption value, therefore no adjustment to the carrying value was necessary. Bellefield 2 Equity Holdings is reported in the Renewables SBU reportable segment.
AES DevCo HoldCo, LLC — In December 2025, the Company entered into several key agreements with HASI, including an investment agreement under which HASI invested $200 million in the Buffalo Gap wind repowering project in exchange for a preferred membership interest. The agreement contains certain redemption features that may require future redemption of the preferred membership interest and are not solely in AES' control. As a result, the noncontrolling ownership interest is considered temporary equity, resulting in an increase to Redeemable stock of subsidiaries of $199 million, net of transaction costs. The Company has concluded it is probable the Buffalo Gap wind repowering project will generate sufficient cash upon substantial completion to require distributions, absent members' consent, to be made to the preferred member of an amount that would redeem the instrument. Therefore, the noncontrolling ownership interest is probable of becoming redeemable. As of December 31, 2025, the carrying value of the noncontrolling interest approximates redemption value, therefore no adjustment to the carrying value was necessary. AES DevCo Holdco, LLC is reported in the Renewables SBU reportable segment.
AES Indiana Petersburg Energy Center — In October 2025, AES Indiana sold a noncontrolling interest in the Petersburg Energy Center energy storage project to a tax equity investor, resulting in a $53 million increase to Redeemable stock of subsidiaries. The redemption feature of the tax equity partnership agreement was contingent upon the underlying assets being placed in service by a guaranteed date. In November 2025, the Petersburg Energy Center project was placed in service, resulting in the expiration of the redemption feature. As a result, the noncontrolling ownership interest of $53 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Consolidated Balance Sheets. AES Indiana is reported in the Utilities SBU reportable segment.
Desarrollos Renovables — In August 2025, AES Pacifico, our wholly-owned subsidiary in Chile, executed a renewables partnership agreement with Global Infrastructure Management, LLC ("GIP") for the sale of a 49% ownership interest in AES Desarrollos Renovables SpA ("Desarrollos Renovables") for total consideration of $77 million. At the execution date, AES Pacifico contributed the Andes Solar III and Punta del Sol renewables development projects to Desarrollos Renovables. Under its renewables partnership agreement with GIP, AES Pacifico will contribute a specified pipeline of renewables development projects to Desarrollos Renovables, and GIP may make additional contributions to maintain its 49% ownership interest. AES Pacifico retained a 51% ownership interest in Desarrollos Renovables. The agreement contains certain redemption features that expire upon certain agreed-upon project milestones being achieved. While not currently in effect, the redemption features are not solely in AES’ control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded it is probable that these projects will reach the specified milestones. Therefore, the noncontrolling ownership interests are not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. Desarrollos Renovables is reported in the Renewables SBU reportable segment.
AES Global Insurance — In April 2025, the Company sold minority interests in AES Global Insurance Company, LLC (“AGIC”), AES’ captive insurance company, and AGIC Holdings, LLC (together with AGIC, the “AGIC Companies”) in exchange for $450 million in total proceeds for Class B units representing 17.5% and 18.0%, respectively, of each entity’s total outstanding units, for a combined ownership (directly and indirectly) of AGIC’s total outstanding units of 32.4% by the Class B Member. The Company continues to own Class A units for the remaining economic interest in the AGIC Companies. The Class B units provide for target distribution amounts for the Class B Member, with a call option for AES for years 2030 through 2035 to redeem these units at pre-agreed redemption prices.
As the agreement contains certain redemption features that may require future redemption of the Class B units and are not solely in AES’ control, the noncontrolling interest is considered temporary equity. The contractual target rate of return increases the redemption price on the Class B units and the annual distributions reduce the applicable redemption price. Annual dividends are subject to regulatory and the AGIC Companies Boards’ approval. Through March 31, 2045, the AGIC Companies Boards will approve distributions to the Class B Member to the extent that there is sufficient cash generated from operations each annual period. After March 31, 2045, all dividends are discretionary if the Class B units remain outstanding. It is probable that the AGIC Companies’ performance will generate sufficient cash to require distributions to be made to the Class B Member of an amount that would redeem

168 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

the instrument after the call option period. Therefore, as of December 31, 2025, the noncontrolling interest is probable of becoming redeemable and the carrying value of the Class B units will be adjusted to equal the redemption value each reporting period. As of December 31, 2025, the redemption value of the noncontrolling ownership interest of $472 million exceeded the carrying value; as such, an adjustment of $10 million was recorded to Redeemable stock of subsidiaries on the Consolidated Balance Sheets to increase the carrying value to the Class B units’ redemption value. The AGIC Companies are reported in Corporate and Other.
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
AES Ohio — In April 2025, DPL sold an indirect equity interest in AES Ohio of approximately 30% to Astrid Holdings LP, a wholly-owned subsidiary of CDPQ, for total proceeds of approximately $544 million, resulting in an increase to Redeemable stock of subsidiaries of $538 million, net of transaction costs. The Company also recognized an increase to additional paid-in capital and a reduction to retained earnings of $188 million for the excess of the fair value of the shares over the share of the net assets sold. The shareholders’ agreements contain certain redemption features that, while not currently in effect, are not solely in AES’ control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded that the likelihood of an event that would allow CDPQ to redeem its interest under the terms of the shareholders’ agreements is not probable, but would require redemption at fair value. Therefore, as of December 31, 2025, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. AES Ohio is reported in the Utilities SBU reportable segment.
AES Clean Energy Tax Equity Partnerships — The majority of solar projects in the U.S. have been financed with tax equity structures, in which tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, which vary over the life of the projects. The substance of such arrangements is that of a preferred structure, whereby tax equity investors are granted preferential returns in the form of significant earnings and tax allocations from the partnership, until a specified internal rate of return is achieved.
In some cases, these agreements contain certain partnership rights, though not currently in effect, which may enable the tax equity investor to exit in the future. As a result, the noncontrolling ownership interest is considered temporary equity. Some of these tax equity partnership agreements have redemption features dependent upon the passage of time, therefore the noncontrolling ownership interests are probable of becoming redeemable. As of December 31, 2025, the carrying values of these noncontrolling ownership interests exceeded the redemption values, therefore no adjustments to the carrying values were necessary. Certain other tax equity partnership agreements have redemption features that expire upon certain agreed-upon project milestones being achieved. The Company has concluded it is probable that these projects will reach the specified milestones, therefore the noncontrolling ownership interests are not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.
In 2025, 2024, and 2023, AES Clean Energy, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to Redeemable stock of subsidiaries of $541 million, $159 million, and $100 million, respectively, net of transaction costs. During 2025 and 2024, certain renewables development projects with redemption features were placed in service, resulting in the expiration of the redemption features. As a result, noncontrolling ownership interests of $88 million and $159 million were reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Consolidated Balance Sheets. AES Clean Energy is reported in the Renewables SBU reportable segment.
AES Indiana Pike County BESS — In December 2024, AES Indiana sold a noncontrolling interest in the Pike County energy storage project to a tax equity investor, resulting in a $38 million increase to Redeemable stock of subsidiaries. The redemption feature of the tax equity partnership agreement was contingent upon the underlying assets being placed in service by a guaranteed date. In March 2025, the Pike County BESS project was placed in

169 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

service, resulting in the expiration of the redemption feature. As a result, the noncontrolling ownership interest of $38 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Consolidated Balance Sheets. AES Indiana is reported in the Utilities SBU reportable segment.
IPALCO — The shareholder agreement with CDPQ contains certain redemption features that, while not currently in effect, are not solely in AES' control. As a result, the noncontrolling ownership interest in IPALCO is considered temporary equity. The Company has concluded that the likelihood of an event that would allow CDPQ to redeem its interest under the terms of the shareholder agreement is remote, but would require redemption at fair value. Therefore, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. IPALCO is reported in the Utilities SBU reportable segment.
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

170 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

liability was reduced and the difference between the cash payment and the present value accreted to interest expense, approximately $5 million over the three-year term. The final Contract Adjustment Payments were made on February 15, 2024.
Equity Transactions with Noncontrolling Interests
AES Clean Energy Tax Equity Partnerships — The majority of solar projects in the U.S. have been financed with tax equity structures, in which tax equity investors receive a portion of the economic attributes of the facilities, including tax attributes, which vary over the life of the projects. The substance of such arrangements is that of a preferred structure, whereby tax equity investors are granted preferential returns in the form of significant earnings and tax allocations from the partnership, until a specified internal rate of return is achieved.
During 2025, 2024, and 2023, AES Clean Energy Development and AES Renewable Holdings, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in the following increases to NCI (in millions):

Business	2025	2024	2023
AES Clean Energy Development	$502	$603	$1,039
AES Renewable Holdings	209	263	124
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
AES Clean Energy Development — In December 2025, the Company completed a non-cash conversion of outstanding loans from both the AES member and noncontrolling interest partner in AES Clean Energy Development. The loan balances were converted to capital contributions on a pro-rata basis relative to their ownership percentages. The conversion resulted in a $422 million increase to NCI. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
AES Indiana Petersburg Energy Center — In November 2025, as a result of the Petersburg Energy Center energy storage project being placed in service, the noncontrolling ownership interest of $53 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Consolidated Balance Sheets. See Note 17—Redeemable Stock of Subsidiaries for further information. Subsequently, AES Indiana sold additional noncontrolling interests to the tax equity investor, resulting in a $90 million increase in NCI. AES Indiana is reported in the Utilities SBU reportable segment.
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
AES Indiana Pike County BESS — In March 2025, as a result of the Pike County BESS project being placed in service, the noncontrolling ownership interest of $38 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Consolidated Balance Sheets. See Note 17—Redeemable Stock of Subsidiaries for further information. Subsequently, AES Indiana sold additional noncontrolling interests to the tax equity investor, resulting in a $150 million increase to NCI. AES Indiana is reported in the Utilities SBU reportable segment.
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

171 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

acquisition, AES Brasiliana continues to be consolidated by the Company within the Renewables SBU reportable segment.
Chile Renovables — Under its renewables partnership agreement with Global Infrastructure Management, LLC (“GIP”), AES Andes will contribute a specified pipeline of renewables development projects to Chile Renovables as the projects reach commercial operations, and GIP may make additional contributions to maintain its 49% ownership interest. During 2025, 2024, and 2023, AES Andes completed the sale of the following projects to Chile Renovables (in millions):

Business	Transaction Period	Sale Price	Increase to Noncontrolling Interests	Increase (Decrease) to Additional Paid-In Capital
Campo Lindo	September 2023	50	59	(9)
Bolero	November 2023	58	57	1
Andes Solar 2b	December 2023	156	145	11
Mesamávida	February 2024	40	51	(11)
In December 2023, Chile Renovables issued $275 million of preferred shares to GIP, the proceeds of which will be used to fund the development of an additional pipeline of renewables projects. Under the terms of the operating agreement, GIP will receive an escalating specified internal rate of return up until the point the projects reach commercial operations. As each project reaches commercial operations, the preferred shares will convert to common stock and GIP may make additional contributions to maintain its 49% ownership interest. In the fourth quarter of 2024, the San Matias, Andes Solar IV, and Andes Solar 2b Expansion projects reached commercial operations. The preferred shares were converted to common stock and GIP made additional contributions of $77 million, resulting in an increase to NCI of $74 million and an increase to additional paid-in capital of $3 million. In February 2025, the Andes Solar 2a BESS project reached commercial operations. The preferred shares were converted to common stock and GIP made additional contributions of $14 million, resulting in an increase to NCI of $17 million and a decrease to additional paid-in capital of $3 million. In December 2025, Chile Renovables issued an additional $16 million of preferred shares to GIP, the proceeds of which will be used to fund the development of the Bolero BESS project.
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
AES Indiana Hardy Hills Solar — In December 2023, AES Indiana sold a noncontrolling interest in the Hardy Hills solar project to a tax equity investor, resulting in a $79 million increase to NCI. In May 2024, the project reached commercial operations and AES Indiana received an additional $47 million from the tax equity investor. AES Indiana is reported in the Utilities SBU reportable segment.
AES Dominicana — In December 2023, the Company completed the sale of a 20% ownership interest in AES Dominicana for $192 million. AES Dominicana consists of five operating subsidiaries: Andres, Los Mina, Bayasol, Santanasol, and Agua Clara. This transaction decreased the Company's economic interest to 65% and resulted in a $74 million increase in Parent Company Stockholder's Equity due to an increase in additional paid-in-capital of $73 million and the reclassification of accumulated other comprehensive losses from AOCL to NCI of $1 million. As the Company maintained control after the sale, AES Dominicana continued to be consolidated by the Company. In June 2025, the Company completed the sale of 50% of its interests in Dominican Republic Renewables, which includes Bayasol, Santanasol, and Agua Clara. The transaction resulted in the deconsolidation of Dominican Republic Renewables, which is now accounted for as an equity method investment. See Note 9—Investments in and Advances to Affiliates and Note 25—Held-for-Sale and Dispositions for further information. Andres and Los Mina are reported in the Energy Infrastructure SBU reportable segment and the Dominican Republic Renewables equity method investment is reported in the Renewables SBU reportable segment.
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

172 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
The following table summarizes the net income (loss) attributable to The AES Corporation and all transfers (to) from noncontrolling interests for the periods indicated (in millions):

Year Ended December 31,	2025	2024	2023
Net income attributable to The AES Corporation	$910	$1,679	$249
Transfers (to) from noncontrolling interest:
Increase (decrease) in The AES Corporation's paid-in capital for sale of subsidiary shares	170	(19)	85
Additional paid-in capital transferred to redeemable stock of subsidiaries (1)	(188)	—	—
Increase (decrease) in The AES Corporation's paid-in capital for acquisition of subsidiary shares	(52)	(802)	24
Net transfers (to) from noncontrolling interest	(70)	(821)	109
Change from net income (loss) attributable to The AES Corporation and transfers (to) from noncontrolling interests	$840	$858	$358
_______________________________
(1)         See Note 17—Redeemable Stock of Subsidiaries for further information on increase in paid-in capital transferred to redeemable stock of subsidiaries.
Accumulated Other Comprehensive Loss — The changes in AOCL by component, net of tax and NCI, for the periods indicated were as follows (in millions):

	Foreign currency translation adjustments, net	Change in fair value of derivatives, net	Pension adjustments, net	Change in fair value option liabilities, net	Total
Balance at December 31, 2022	$(1,828)	$211	$(23)	$—	$(1,640)
Other comprehensive income (loss) before reclassifications	136	55	(3)	—	188
Amount reclassified to earnings	—	(52)	—	—	(52)
Other comprehensive income (loss)	136	3	(3)	—	136
Reclassification from NCI due to share sales	—	(10)	—	—	(10)
Balance at December 31, 2023	$(1,692)	$204	$(26)	$—	$(1,514)
Other comprehensive income (loss) before reclassifications	(159)	315	(5)	3	154
Amount reclassified to earnings	71	18	7	—	96
Other comprehensive income (loss)	(88)	333	2	3	250
Reclassification from NCI due to share repurchases	498	—	—	—	498
Balance at December 31, 2024	$(1,282)	$537	$(24)	$3	$(766)
Other comprehensive income (loss) before reclassifications	114	(35)	(1)	—	78
Amount reclassified to earnings	—	(2)	1	—	(1)
Other comprehensive income (loss)	114	(37)	—	—	77
Reclassification from NCI due to share sales and repurchases	—	(17)	8	—	(9)
Balance at December 31, 2025	$(1,168)	$483	$(16)	$3	$(698)

173 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Consolidated Statements of Operations.

Details About		Year Ended December 31,
AOCL Components	Affected Line Item in the Consolidated Statements of Operations	2025	2024	2023
Foreign currency translation adjustments, net
	Gain (loss) on disposal and sale of business interests	$—	$(649)	$—
	Net income (loss) attributable to The AES Corporation	$—	$(649)	$—
	Less: Net income (loss) attributable to The AES Corporation—reclassified out of NCI and redeemable stock of subsidiaries	—	578	—
	Net income (loss) attributable to The AES Corporation—reclassified out of AOCL	$—	$(71)	$—
Change in fair value of derivatives, net
	Non-regulated revenue	$—	$—	$(8)
	Non-regulated cost of sales	(8)	(2)	(3)
	Interest expense	8	(32)	17
	Gain (loss) on disposal and sale of business interests	—	(8)	33
	Foreign currency transaction gains (losses)	7	2	(3)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	7	(40)	36
	Income tax benefit (expense)	(11)	8	9
	Net equity in losses of affiliates	2	2	28
	Net income (loss)	(2)	(30)	73
	Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	4	8	(21)
	Net income (loss) attributable to The AES Corporation	$2	$(22)	$52
	Less: Net income (loss) attributable to The AES Corporation—reclassified out of NCI	—	4	—
	Net income (loss) attributable to The AES Corporation—reclassified out of AOCL	$2	$(18)	$52
Pension adjustments, net
	Other expense	(1)	(2)	—
	Gain (loss) on disposal and sale of business interests	—	(14)	—
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(1)	(16)	—
	Income tax benefit (expense)	—	1	—
	Net income (loss)	(1)	(15)	—
	Net income (loss) attributable to The AES Corporation	$(1)	$(15)	$—
	Less: Net income (loss) attributable to The AES Corporation—reclassified out of NCI	—	8	—
	Net income (loss) attributable to The AES Corporation—reclassified out of AOCL	$(1)	$(7)	$—
Total reclassifications out of AOCL for the period, net of income tax and noncontrolling interests		$1	$(96)	$52
Common Stock Dividends — The Parent Company paid dividends of $0.17595 per outstanding share to its common stockholders during the first, second, third, and fourth quarters of 2025 for dividends declared in December 2024, February 2025, July 2025, and October 2025, respectively.
On December 4, 2025, the Board of Directors declared a quarterly common stock dividend of $0.17595 per share payable on February 13, 2026 to shareholders of record at the close of business on January 30, 2026.
Stock Repurchase Program — No shares were repurchased in 2025 under the Stock Repurchase Program. The cumulative repurchases from the commencement of the Stock Repurchase Program in July 2010 through December 31, 2025 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of December 31, 2025, $264 million remained available for repurchase under the Stock Repurchase Program.
The common stock repurchased has been classified as treasury stock and accounted for using the cost method. A total of 147,634,762 and 148,635,718 shares were held as treasury stock at December 31, 2025 and December 31, 2024, respectively. Restricted stock units under the Company's employee benefit plans are issued from treasury stock. The Company has not retired any common stock repurchased since it began the Stock Repurchase Program in July 2010.

174 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

19. SEGMENTS AND GEOGRAPHIC INFORMATION
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally. The management reporting structure is composed of four SBUs, mainly organized by technology, led by our Chief Executive Officer, who is our Chief Operating Decision Maker. Using the accounting guidance on segment reporting, the Company determined that its four operating segments are aligned with its four reportable segments corresponding to its SBUs. In March 2026, the Company announced changes in its internal management structure, including a change in its President. The Company is currently evaluating the impact, if any, these changes may have on its segment reporting structure in future periods; however, no changes in the Company's operating or reportable segments are reflected in the accompanying financial statements.
•Renewables — Solar, wind, energy storage, and hydro generation facilities;
•Utilities — AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities;
•Energy Infrastructure — Natural gas, LNG, coal, pet coke, diesel, and oil generation facilities; and
•New Energy Technologies — Investments in Fluence, Maximo, and other new and innovative energy technology businesses.
Prior to the first quarter of 2025, our businesses in Chile (which had a mix of generation sources, including renewables, that were pooled to service our existing PPAs initially entered into for sale of the output of the coal plants) were reported in the Energy Infrastructure SBU. After the sale or disconnection of a significant portion of AES Andes’ coal plants and the expiration of its coal-indexed contracts with regulated customers at the end of 2024, the results of our businesses in Chile, excluding the two remaining coal plants, are now reported as part of the Renewables SBU in financial information regularly reviewed by the Chief Operating Decision Maker. The results of the two remaining coal plants in Chile, Angamos and Cochrane, remain within the Energy Infrastructure SBU. As the composition of the segments changed in the first quarter of 2025, the segment information for prior comparative periods has been retrospectively revised to reflect AES Andes’ renewables partnership with GIP, Chile Renovables, which is separable from the rest of the AES Andes portfolio, as part of the Renewables SBU. We determined that there was no separately identifiable financial information for the other renewables in the AES Andes portfolio as they were servicing the same coal-indexed PPAs as the coal facilities prior to 2025; therefore, the rest of the renewables portfolio at AES Andes is presented within the Energy Infrastructure SBU in the 2024 and 2023 segment information presented. Revenue and Adjusted EBITDA for AES Andes that are presented within the Energy Infrastructure SBU in historical periods and within the Renewables SBU in 2025 were $900 million and $68 million, respectively, during the year ended December 31, 2025.
Our Renewables, Utilities, and Energy Infrastructure SBUs participate in our generation business line, in which we own and/or operate power plants to generate and sell power to customers, such as utilities, industrial users, and other intermediaries. Our Utilities SBU participates in our utilities business line, in which we own and/or operate utilities to generate or purchase, transmit, distribute, and sell electricity to end-user customers in the residential, commercial, industrial, and governmental sectors within a defined service area. In certain circumstances, our utilities also generate and sell electricity on the wholesale market. Our New Energy Technologies SBU includes investments in new and innovative technologies to support leading-edge greener energy solutions.
Included in "Corporate and Other" are the results of AES Global Insurance Company, LLC ("AGIC"), AES' captive insurance company, corporate overhead costs which are not directly associated with the operations of our four reportable segments, and certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
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

175 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
The following tables present financial information by segment for the periods indicated (in millions):

	Year Ended December 31, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$2,913	$4,122	$5,402	$1	$12,438
Corporate and other					149
Eliminations					(354)
Total Revenue					$12,233
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	1,830	2,963	4,159	11
Other segment items (2)	151	296	113	25
Segment Adjusted EBITDA	$932	$863	$1,130	$(35)	$2,890
Reconciliation to income from continuing operations before taxes
Corporate and other					(29)
Eliminations					10
Interest expense					(1,407)
Interest income					287
Depreciation, amortization, and accretion of AROs					(1,457)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					824
Income tax expense, interest expense, and depreciation, amortization, and accretion of AROs from equity affiliates					(171)
Interest income recognized under service concession arrangements					(58)
Unrealized derivatives, equity securities, and financial assets and liabilities losses					(120)
Unrealized foreign currency losses					(26)
Disposition/acquisition losses					(244)
Impairment losses					(369)
Loss on extinguishment of debt and troubled debt restructuring					(21)
Restructuring costs					(89)
Income from continuing operations before taxes					$20
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
New Energy Technologies SBU — business development costs, earnings from equity affiliates, and miscellaneous gains and losses in Other income and Other expense.

176 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

	Year Ended December 31, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$2,617	$3,608	$6,207	$1	$12,433
Corporate and other					162
Eliminations					(317)
Total Revenue					$12,278
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	1,772	2,607	4,624	8
Other segment items (2)	233	209	277	31
Segment Adjusted EBITDA	$612	$792	$1,306	$(38)	$2,672
Reconciliation to income from continuing operations before taxes
Corporate and other					11
Eliminations					(44)
Interest expense					(1,485)
Interest income					381
Depreciation, amortization, and accretion of AROs					(1,264)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					734
Income tax expense, interest expense, and depreciation, amortization, and accretion of AROs from equity affiliates					(136)
Interest income recognized under service concession arrangements					(65)
Unrealized derivatives, equity securities, and financial assets and liabilities gains					94
Unrealized foreign currency losses					(16)
Disposition/acquisition gains					323
Impairment losses					(280)
Loss on extinguishment of debt and troubled debt restructuring					(57)
Income from continuing operations before taxes					$868
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
New Energy Technologies SBU — earnings from equity affiliates, and miscellaneous gains and losses in Other income and Other expense.

177 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

	Year Ended December 31, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$2,416	$3,495	$6,805	$76	$12,792
Corporate and other					138
Eliminations					(262)
Total Revenue					$12,668
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	1,520	2,662	5,052	84
Other segment items (2)	199	155	258	54
Segment Adjusted EBITDA	$697	$678	$1,495	$(62)	$2,808
Reconciliation to income from continuing operations before taxes
Corporate and other					22
Eliminations					(2)
Interest expense					(1,319)
Interest income					551
Depreciation, amortization, and accretion of AROs					(1,147)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					556
Income tax expense, interest expense, and depreciation, amortization, and accretion of AROs from equity affiliates					(131)
Interest income recognized under service concession arrangements					(71)
Unrealized derivatives, equity securities, and financial assets and liabilities losses					(34)
Unrealized foreign currency losses					(301)
Disposition/acquisition gains					79
Impairment losses					(877)
Loss on extinguishment of debt and troubled debt restructuring					(62)
Income from continuing operations before taxes					$72
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

178 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

The Company uses long-lived assets as its measure of segment assets. Long-lived assets includes amounts recorded in Property, plant, and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Consolidated Balance Sheets.

	Long-Lived Assets
Year Ended December 31,	2025	2024	2023
Renewables SBU	$23,945	$19,151	$17,300
Utilities SBU	9,464	8,535	7,166
Energy Infrastructure SBU	4,726	5,805	5,848
New Energy Technologies SBU	23	22	14
Corporate and Other	29	25	10
Long-Lived Assets	38,187	33,538	30,338
Current assets	6,502	6,831	6,649
Investments in and advances to affiliates	1,004	1,124	941
Debt service reserves and other deposits	89	78	194
Goodwill	342	345	348
Other intangible assets	2,040	1,947	2,243
Deferred income taxes	397	365	396
Loan receivable	755	—	—
Other noncurrent assets, excluding right-of-use assets for operating leases	2,452	2,545	2,879
Noncurrent held-for-sale assets	—	633	811
Total Assets	$51,768	$47,406	$44,799

	Depreciation, Amortization, and Accretion of AROs			Capital Expenditures
Year Ended December 31,	2025	2024	2023	2025	2024	2023
Renewables SBU	$584	$449	$374	$4,586	$5,481	$5,971
Utilities SBU	524	458	400	1,261	1,570	1,374
Energy Infrastructure SBU	342	349	363	112	422	373
New Energy Technologies SBU	2	1	1	7	11	5
Corporate and Other	5	7	9	16	35	10
Total	$1,457	$1,264	$1,147	$5,982	$7,519	$7,733

	Interest Income			Interest Expense			Net Equity in Earnings (Losses) of Affiliates
Year Ended December 31,	2025	2024	2023	2025	2024	2023	2025	2024	2023
Renewables SBU	$94	$110	$183	$499	$394	$310	$(14)	$19	$41
Utilities SBU	9	12	12	300	294	243	8	4	5
Energy Infrastructure SBU	160	232	335	305	503	550	9	10	6
New Energy Technologies SBU	7	7	2	—	—	—	(41)	(20)	(84)
Corporate and Other	17	20	19	303	294	216	(17)	(39)	—
Total	$287	$381	$551	$1,407	$1,485	$1,319	$(55)	$(26)	$(32)

179 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

The following table presents information, by country, about the Company's consolidated operations for each of the years ended December 31, 2025, 2024, and 2023, and as of December 31, 2025 and 2024 (in millions). Revenue is recorded in the country in which it is earned and assets are recorded in the country in which they are located.

	Total Revenue			Long-Lived Assets
Year Ended December 31,	2025	2024	2023	2025	2024
United States (1)	$5,056	$4,689	$4,439	$29,227	$25,261
Non-U.S.:
Chile	1,516	1,534	1,932	4,411	3,563
Dominican Republic	1,363	1,451	1,400	784	805
El Salvador	1,086	1,036	935	511	472
Mexico	760	462	536	267	275
Bulgaria	687	478	528	186	421
Panama	649	666	644	1,829	1,882
Colombia	422	686	706	435	358
Argentina	366	318	407	475	437
Vietnam (2)	321	312	344	—	—
Jordan	6	28	97	36	38
Brazil	—	616	697	—	—
Other Non-U.S.	1	2	3	26	26
Total Non-U.S.	7,177	7,589	8,229	8,960	8,277
Total	$12,233	$12,278	$12,668	$38,187	$33,538
_____________________________
(1)     Includes Puerto Rico revenues of $404 million, $426 million, and $269 million for the years ended December 31, 2025, 2024, and 2023, respectively, and long-lived assets of $983 million and $572 million as of December 31, 2025 and 2024, respectively.
(2)     The Mong Duong 2 power project is operated under a BOT contract. Future expected payments for the construction performance obligation are recognized in Loan receivable on the Consolidated Balance Sheets as of December 31, 2025. The Mong Duong assets were classified as held-for-sale as of December 31, 2024. See Note 21—Revenue and Note 25—Held-for-Sale and Dispositions for further information.
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
For the years ended December 31, 2025, 2024, and 2023, RSUs issued had a grant date fair value equal to the closing price of the Company's stock on the grant date. The Company does not discount the grant date fair values to reflect any post-vesting restrictions. RSUs granted to employees during the years ended December 31, 2025, 2024, and 2023 had grant date weighted average fair values per RSU of $10.59, $16.01, and $22.33, respectively.
The 2023 RSUs awarded to certain executives have a performance condition related to the achievement of environmental and social goals for the three-year period ending December 31, 2025. This performance condition can adjust the final number of units that vest to increase or decrease by up to 15% of the total units for all three years. The adjustment will be reflected in the number of units that vest at the end of the three-year performance period.
The following table summarizes the components of the Company's stock-based compensation related to its employee RSUs recognized in the Company's consolidated financial statements (in millions):

December 31,	2025	2024	2023
RSU expense before income tax	$20	$22	$16
Tax benefit	(3)	(5)	(3)
RSU expense, net of tax	$17	$17	$13
Total value of RSUs converted (1)	$8	$9	$10
Total fair value of RSUs vested	$23	$19	$15
_____________________________
(1)Amount represents fair market value on the date of conversion.

Cash was not used to settle RSUs in the years ended December 31, 2025, 2024, and 2023. Compensation

180 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

costs of $3 million, $2 million, and $1 million were capitalized as part of the cost of an asset in the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, total unrecognized compensation cost related to RSUs of $20 million is expected to be recognized over a weighted average period of approximately 1.6 years. There were no modifications to RSU awards during the year ended December 31, 2025.
A summary of the activity of RSUs for the year ended December 31, 2025 follows (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Values	Weighted Average Remaining Vesting Term (in years)
Nonvested at December 31, 2024	2,611	$18.64
Vested	(1,157)	19.71
Forfeited and expired	(388)	16.45
Granted	1,645	10.59
Nonvested at December 31, 2025	2,711	$13.60	1.6
Expected to vest at December 31, 2025	36,666	$13.68
The Company initially recognizes compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. In 2025, AES has estimated a weighted average forfeiture rate of 4.08% for RSUs granted in 2025. This estimate will be revised if subsequent information indicates that the actual number of instruments forfeited is likely to differ from previous estimates. Based on the estimated forfeiture rate, the Company expects to expense $17 million on a straight-line basis over a weighted average period of 3 years.
The following table summarizes the RSUs that vested and were converted during the periods indicated (RSUs in thousands):

Year Ended December 31,	2025	2024	2023
RSUs vested during the year	1,157	811	632
RSUs converted during the year, net of shares withheld for taxes	737	514	407
Shares withheld for taxes	420	297	225
OTHER SHARE BASED COMPENSATION
The Company has three other share-based award programs. The Company has recorded expense of $14 million, $12 million, and $2 million for 2025, 2024, and 2023, respectively, related to these programs.
Performance Stock Units — In 2023, 2024, and 2025, the Company issued PSUs to officers under its long-term compensation plan. PSUs are stock units which include performance conditions based on the Company’s Parent Free Cash Flow target. The performance conditions determine the vesting and final share equivalent per PSU and can result in earning an award payout range of 0% to 200%, depending on the achievement. The Company believes it is probable that the performance condition will be met and will continue to be evaluated throughout the performance period. In all circumstances, PSUs granted by AES do not entitle the holder the right, or obligate AES, to settle the stock units in cash or other assets of AES.
Performance Cash Units — In 2023, 2024, and 2025, the Company issued PCUs to its officers under its long-term compensation plan. The value for the 2023 units is dependent on the market condition of total stockholder return on AES common stock as compared to the total stockholder return of the Standard and Poor's 500 Utilities Sector Index, Standard and Poor's 500 Index, and MSCI Emerging Markets Latin America Index over a three-year measurement period. The value for the 2024 and 2025 units is dependent on the market condition of total stockholder return on AES common stock as compared to the total stockholder return of the Standard and Poor's 500 Utilities Sector Index, Standard and Poor's 500 Index, and a Clean Energy peer group over a three-year measurement period. Since PCUs are settled in cash, they qualify for liability accounting and periodic measurement is required.
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

181 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

21. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Year Ended December 31, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other, and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$2,757	$80	$4,961	$—	$(205)	$7,593
Other non-regulated revenue (1)	156	4	441	1	—	602
Total non-regulated revenue	2,913	84	5,402	1	(205)	8,195
Regulated Revenue
Revenue from contracts with customers	—	4,007	—	—	—	4,007
Other regulated revenue	—	31	—	—	—	31
Total regulated revenue	—	4,038	—	—	—	4,038
Total revenue	$2,913	$4,122	$5,402	$1	$(205)	$12,233

	Year Ended December 31, 2024
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other, and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$2,401	$82	$5,512	$1	$(154)	$7,842
Other non-regulated revenue (1)	216	4	695	—	(1)	914
Total non-regulated revenue	2,617	86	6,207	1	(155)	8,756
Regulated Revenue
Revenue from contracts with customers	—	3,496	—	—	—	3,496
Other regulated revenue	—	26	—	—	—	26
Total regulated revenue	—	3,522	—	—	—	3,522
Total revenue	$2,617	$3,608	$6,207	$1	$(155)	$12,278

	Year Ended December 31, 2023
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other, and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$2,275	$68	$6,150	$75	$(123)	$8,445
Other non-regulated revenue (1)	141	4	655	1	(1)	800
Total non-regulated revenue	2,416	72	6,805	76	(124)	9,245
Regulated Revenue
Revenue from contracts with customers	—	3,391	—	—	—	3,391
Other regulated revenue	—	32	—	—	—	32
Total regulated revenue	—	3,423	—	—	—	3,423
Total revenue	$2,416	$3,495	$6,805	$76	$(124)	$12,668
_____________________________
(1)Other non-regulated revenue primarily includes lease and derivative activity not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $374 million and $237 million as of December 31, 2025 and December 31, 2024, respectively.
During the years ended December 31, 2025 and 2024, we recognized revenue of $52 million and $79 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
In July 2025, the Company entered into a development framework agreement ("DFA") with a customer to develop a private-use network structure to support the customer's planned data center in Texas. At December 31, 2025, the estimation of the transaction price was approximately $481 million using the expected value method, which incorporated management's best estimate of the consideration to be received without significant risk of revenue reversal. As the Company's performance does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed to date, revenue associated with the performance obligation is recognized over time on a time-elapsed method, which results in revenue being recognized on a straight-line basis throughout the performance period of approximately two years. During the year

182 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

ended December 31, 2025, the Company recognized $105 million in revenue. The contract liability balance as of December 31, 2025 related to this contract was $245 million.
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
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a BOT contract and sold to the Vietnamese government, while we remain the operator for the duration of the 25-year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25-year PPA, was reflected on the Consolidated Balance Sheet. As of December 31, 2024, Mong Duong met the held-for-sale criteria and the loan receivable balance of $963 million was classified in held-for-sale assets. At December 31, 2025, Mong Duong no longer met the held-for-sale criteria. Of the loan receivable balance of $862 million, $107 million was classified in Other current assets and $755 million was classified in Loan receivable on the Consolidated Balance Sheets. See Note 25—Held-for-Sale and Dispositions for further information.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future revenue for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of December 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $396 million, primarily consisting of fixed consideration in development services contracts in the U.S., of which $247 million has been collected. We expect to recognize revenue of approximately $264 million in 2026, $127 million in 2027, and the remainder thereafter.
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

183 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

remeasurement of contingent consideration, losses at commencement of sales-type leases, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

	Year Ended December 31,	2025	2024	2023
Other Income	Gain on remeasurement of contingent consideration (1)	$28	$33	$16
	Gain on write-off of contingent liabilities (2)	10	—	—
	Dividend income on investments	5	4	6
	AFUDC (US Utilities)	3	10	14
	Insurance proceeds	2	12	6
	Gain on sale and disposal of assets	1	4	19
	Gain on bargain purchase (3)	—	20	—
	Gain on acquisition (4)	—	14	—
	Indexation adjustment of receivables (5)	—	12	—
	Contract termination	—	5	—
	Gain on commencement of sales-type leases	—	5	—
	Legal settlements	—	—	4
	Other	18	37	24
	Total other income	$67	$156	$89

Other Expense	Loss on commencement of sales-type leases (6)	$231	$72	$20
	Loss on remeasurement of contingent consideration (1)	117	43	—
	Loss on remeasurement of investment (7)	48	—	—
	Loss on sale and disposal of assets (8)	15	13	49
	Non-service pension and other postretirement costs	6	10	12
	Legal contingencies and settlements	6	—	2
	Cost related to troubled debt restructuring (9)	—	20	—
	Other	35	17	16
	Total other expense	$458	$175	$99
_____________________________
(1)Related to certain remeasurements of contingent consideration, primarily on projects acquired at AES Clean Energy. See Note 26—Acquisitions for further information about development projects recently acquired and Note 5—Fair Value for further information about remeasurement to fair value.
(2)Related to the write-off of contingent consideration for a renewables development project at AES Andes. See Note 23—Asset Impairment Expense for further information.
(3)For the year ended December 31, 2024, related to a bargain purchase gain recognized on the Madison and Birdseye acquisition. See Note 26—Acquisitions for further information.
(4)For the year ended December 31, 2024, related to the acquisition of Felix, a VIE that does not meet the definition of a business. See Note 26—Acquisitions for further information.
(5)For the year ended December 31, 2024, related to an indexation adjustment on receivables for regulated energy contracts impacted by the Tariff Stabilization Laws at Chile. See Note 7—Financing Receivables for further information.
(6)Related to losses recognized at commencement of sales-type leases at AES Clean Energy and AES Renewable Holdings. See Note 15—Leases for further information.
(7)Related to the remeasurement of our existing investment in 5B, accounted for using the measurement alternative. See Note 5—Fair Value for further information.
(8)For the year ended December 31, 2023, primarily related to impairments of inventory due to planned early plant closures at Ventanas 2, Norgener, and Warrior Run.
(9)For the year ended December 31, 2024, related to legal expenses and other direct costs associated with the troubled debt restructuring at Puerto Rico. See Note 12—Obligations for further information.

184 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

23. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense (reversals) for the periods indicated (in millions):

Year ended December 31, (in millions)	2025	2024	2023
Maritza	$264	$—	$—
AES Clean Energy Development Projects	157	95	151
AES Andes Development Project	16	—	—
Mong Duong	(226)	62	167
Ventanas	—	125	—
AES Brasil	—	80	—
Warrior Run	—	—	198
New York Wind	—	—	186
Norgener	—	—	137
TEG	—	—	77
TEP	—	—	59
Jordan	—	—	59
GAF Projects (AES Renewable Holdings)	—	—	18
Other	13	12	15
Total	$224	$374	$1,067
Maritza — The Maritza coal-fired plant is operating under a PPA that expires in May 2026. Although negotiations are underway for a new PPA and other alternatives to realize additional value are being considered, no agreements have been reached. Further, in the fourth quarter of 2025, the Company made the decision not to invest in the conversion of the plant to an alternative fuel source. The Company determined that collectively, these events represent an impairment indicator. The Company reassessed the useful life of the facility and performed an impairment analysis as of October 31, 2025, in which it was determined that the carrying value of the asset group was not recoverable. The Maritza asset group was determined to have a fair value of $141 million using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $264 million. Maritza is reported in the Energy Infrastructure SBU reportable segment.
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
In 2025, 2024, and 2023, the Company recognized pre-tax asset impairment expense related to the write-off of projects that were determined to be no longer viable totaling $157 million, $95 million, and $151 million, respectively. Of the pre-tax asset impairment expense recorded during 2025, $51 million was related to right sizing our development company as part of the restructuring program initiated in February 2025. See Note 30—Restructuring for further information. The impairment expense recognized in 2023 primarily related to the write-off of project development intangibles which were recognized at fair value when the Company acquired sPower's development platform as part of the formation of AES Clean Energy Development in 2021. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
AES Andes Development Project — In September 2025, the Company determined that a renewables development project at AES Andes was no longer viable. The Company recognized pre-tax impairment expense of $16 million related to the write-off of intangible assets and capitalized development costs as the fair value of the project was determined to be zero. In addition, the Company recognized a $10 million gain in Other income due to the write-off of contingent consideration associated with the original acquisition of the project. See Note 22—Other Income and Expense for further information. AES Andes is reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). The carrying amount of the Mong Duong disposal group, which primarily consisted of our loan receivable from the sale of the power plant to the Vietnamese government, in subsequent periods exceeded the expected sales proceeds and as a result, the

185 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

Company recognized pre-tax impairment expense of $62 million and $167 million during the years ended December 31, 2024, and 2023, respectively, and $17 million during the three months ended March 31, 2025,
As of May 31, 2025, due to delays in closing the transaction and the pending expiration of the agreement in November 2025, the Company determined Mong Duong no longer met the held-for-sale criteria. As such, the Mong Duong asset group was reclassified as held and used. The loan receivable was remeasured at amortized cost and non-loan assets were each individually remeasured at the lower of (i) carrying value before being classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the assets been continuously classified as held and used, or (ii) fair value at the date of the subsequent determination that held-for-sale criteria was no longer met. As a result, the Company recorded a $243 million increase in the carrying value of the Mong Duong asset group due to the derecognition of a $239 million valuation allowance on the loan receivable accounted for under ASC 310, which had been recognized in Asset impairment expense between December 31, 2023 and March 31, 2025 while Mong Duong was classified as held-for-sale, and the elimination of $4 million in net estimated costs to sell from the measurement of the asset group. See Note 25—Held-for-Sale and Dispositions for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
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
New York Wind — In November 2023, AES Clean Energy Development, LLC was awarded ten projects from NYSERDA, six of which were related to the repowering of existing wind assets in New York that were acquired in November 2021. On November 28, 2023, the Company approved plans to execute the repowering project and sign a PPA with NYSERDA for the energy and capacity related to the repowered assets. As the repowering will result in decommissioning the existing turbines and reducing their depreciable lives, the approval to move forward with the repowering project was identified as an impairment indicator. The Company performed an impairment analysis as of November 30, 2023, and determined that the fair value of the asset group was $124 million, using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $186 million. New York Wind is reported in the Renewables SBU reportable segment.
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

186 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
Jordan — In November 2020, the Company signed an agreement to sell approximately 26% ownership interest in Amman East and IPP4 for $58 million. The generation plants were classified as held-for-sale until the sale was completed in March 2024. Due to the delay in closing the transaction, the carrying amount of the disposal group in subsequent periods exceeded the agreed-upon sales price, and total pre-tax impairment expense of $59 million was recorded during 2023. See Note 25—Held-for-Sale and Dispositions for further information. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
GAF Projects — During the second quarter of 2023, management concluded that the carrying value of six project companies at AES Renewable Holdings (the “GAF Projects”) may not be recoverable as the expected purchase price on the buyout of tax equity investors implied a loss on the transaction. The buyout was completed in July 2023. Management performed a recoverability test as of May 31, 2023 and concluded that the undiscounted cash flows of the GAF Projects did not exceed the carrying values of the asset groups for five of the six projects. The asset groups for the GAF Projects were determined to have a fair value of $11 million , using the income approach. As a result, the Company recognized pre-tax asset impairment expense of $18 million. AES Renewable Holdings is reported in the Renewables SBU reportable segment.
24. INCOME TAXES
Income Tax Provision — The following table summarizes the expense/(benefit) for income taxes on continuing operations for the periods indicated (in millions):

December 31,		2025	2024	2023
Federal:	Current	$(5)	$4	$9
	Deferred	(451)	(220)	15
State:	Current	2	29	16
	Deferred	6	23	30
Foreign:	Current	320	249	289
	Deferred	(53)	(26)	(98)
Total		$(181)	$59	$261
Effective and Statutory Rate Reconciliation — The following table summarizes a reconciliation of the U.S. statutory federal income tax expense/(benefit) and rate to the Company’s effective income tax expense/(benefit) and

187 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

rate, expressed as both amounts and percentages of income from continuing operations before income taxes, for the year ended December 31, 2025, following the prospective adoption of ASU 2023‑09:

December 31,	2025
	Amount	Percent
Statutory Federal tax rate	$16	21%
State and Local Income Taxes, Net of Federal Income Tax Effects (1)	6	8%
Foreign Tax Effects
Argentina
Inflationary adjustments	20	27%
Valuation allowance	(50)	(67)%
Other	23	31%
Bulgaria	28	37%
Chile
Foreign Tax Credits	(35)	(47)%
Foreign Dividends	35	47%
Other	23	31%
Colombia
Tax rate differential	27	36%
Other	1	1%
Vietnam
Tax rate differential	(53)	(71)%
Other	(11)	(15)%
Other Foreign Jurisdictions	50	67%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—%
Effect of Cross-Border Tax Laws	7	9%
Tax Credits
U.S. Investment Tax Credits	(593)	(791)%
Other	(1)	(1)%
Changes in Valuation Allowances	120	160%
Nontaxable or Nondeductible Items	3	4%
Changes in Unrecognized Tax Benefits	6	8%
Other Adjustments
Tax basis reduction on Investment Tax Credit	67	89%
U.S. capital losses	(121)	(161)%
Noncontrolling interest in U.S. subsidiaries	244	325%
Other	7	9%
Effective Tax Rate	$(181)	(241)%
(1)State taxes in New York, Utah, and Ohio Municipalities made up the majority (greater than 50 percent) of the tax effect in this category.

For 2025, the $(593) million U.S. Investment Tax Credits item relates to investment tax credits for renewables projects placed in service this year, and it is partially offset by the $67 million of Tax basis reduction on Investment Tax Credit item. The $(121) million U.S. capital losses item relates to capital losses associated with the sale of an indirect equity interest in AES Ohio, which is fully offset within the $120 million valuation allowance item.

188 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the Company's effective tax rate as a percentage of income from continuing operations before taxes for years prior to the adoption of ASU 2023-09:

December 31,	2024	2023
Statutory Federal tax rate	21%	21%
State and Local Income Taxes, Net of Federal Income Tax Effects	(2)%	87%
Taxes on foreign earnings	(10)%	14%
Valuation allowance	52%	83%
U.S. Investment Tax Credit	(31)%	(70)%
Noncontrolling interest in U.S. subsidiaries	25%	115%
Nondeductible goodwill impairments	—%	3%
U.S. capital loss	(41)%	—%
U.S. interest expense	(5)%	—%
Other—net	(2)%	(2)%
Effective tax rate	7%	251%
For 2024, the (31)% U.S. Investment Tax Credit relates to investment tax credits for renewables projects placed in service in the prior year. The (41)% U.S. capital loss relates to capital losses associated with the restructuring of a foreign holding company, which is offset in part by valuation allowance of approximately $304 million. The associated state impact is included in the (2)% state taxes, net of Federal tax benefit and is offset by valuation allowance of $74 million. Further, included in the (10)% taxes on foreign earnings is approximately $42 million of income tax benefit for the tax over book investment basis difference related to Ventanas.
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

December 31,	2025	2024
Income taxes receivable—current	$69	$85
Income taxes receivable—noncurrent	19	32
Total income taxes receivable	$88	$117
Income taxes payable—current	$117	$71
Income taxes payable—noncurrent	—	—
Total income taxes payable	$117	$71
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
As of December 31, 2025, the Company had federal net operating loss carryforwards for tax return purposes of approximately $1.3 billion, which carry forward indefinitely. The Company also had capital loss carryforwards of approximately $2.1 billion, which expire in 2029 and 2030. Further, the Company had federal general business tax credit carryforwards of approximately $76 million, which expire primarily in 2040 and beyond. The Company had state net operating loss carryforwards as of December 31, 2025 of approximately $4.9 billion expiring primarily in years 2026 to 2045. As of December 31, 2025, the Company had foreign net operating loss carryforwards of approximately $3 billion that expire at various times beginning in 2026 and some of which carry forward without expiration.

189 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

Valuation allowances increased $141 million during 2025 to $1,054 million at December 31, 2025. This net increase was primarily due to valuation allowance resulting from current period U.S. capital losses associated with the sale of an indirect equity interest in AES Ohio.
Valuation allowances increased $241 million during 2024 to $913 million at December 31, 2024. This net increase was primarily due to valuation allowance resulting from prior year U.S. capital losses associated with the restructuring of a foreign holding company, partially offset by valuation allowance change related to the sale of AES Brasil.
The Company believes that it is more likely than not that the net deferred tax assets as shown below will be realized when future taxable income is generated through the reversal of existing taxable temporary differences and income that is expected to be generated by businesses that have long-term contracts or a history of generating taxable income.
The following table summarizes deferred tax assets and liabilities, as of the periods indicated (in millions):

December 31,	2025	2024
Differences between book and tax basis of property	$(1,193)	$(1,104)
Investment in U.S. tax partnerships	(1,020)	(785)
Other taxable temporary differences	(383)	(438)
Total deferred tax liability	(2,596)	(2,327)
Operating loss carryforwards	1,219	933
Capital loss carryforwards	609	501
Bad debt and other book provisions	81	91
Tax credit carryforwards	71	48
Other deductible temporary differences	486	542
Total gross deferred tax asset	2,466	2,115
Less: Valuation allowance	(1,054)	(913)
Total net deferred tax asset	1,412	1,202
Net deferred tax liability	$(1,184)	$(1,125)
The Company considers undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested outside of the U.S. No taxes have been recorded with respect to our indefinitely reinvested earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, the Company may be subject to additional foreign withholding and state income taxes. Under the Tax Cuts and Jobs Act ("TCJA"), future distributions from foreign subsidiaries will generally be subject to a federal dividends received deduction in the U.S. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.
Income from operations in certain countries is subject to reduced tax rates as a result of satisfying specific commitments regarding employment and capital investment. The Company's income tax benefits related to the tax status of these operations are estimated to be $26 million, $28 million, and $19 million for the years ended December 31, 2025, 2024, and 2023, respectively. The per share effect of these benefits after noncontrolling interests was $0.03, $0.03, and $0.02 for each of the years ended December 31, 2025, 2024, and 2023, respectively. Included in the Company's income tax benefits is the benefit related to our operations in Vietnam, which is estimated to be $17 million, $14 million, and $16 million for the years ended December 31, 2025, 2024, and 2023, respectively. The per share effect of these benefits related to our operations in Vietnam after noncontrolling interest was $0.01 for each of the years ended December 31, 2025, 2024, and 2023.
The following table shows the income (loss) from continuing operations, before income taxes, net equity in earnings of affiliates and noncontrolling interests, for the periods indicated (in millions):

December 31,	2025	2024	2023
U.S.	$(893)	$(264)	$(238)
Non-U.S.	968	1,158	342
Total	$75	$894	$104
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

190 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

December 31,	2025	2024
Interest related	$2	$2
Penalties related	1	—
The following table shows the expense/(benefit) related to interest and penalties on unrecognized tax benefits for the periods indicated (in millions):

December 31,	2025	2024	2023
Total benefit for interest related to unrecognized tax benefits	$—	$—	$—
Total expense for penalties related to unrecognized tax benefits	1	—	—
We are potentially subject to income tax audits in numerous jurisdictions in the U.S. and internationally until the applicable statute of limitations expires. Tax audits by their nature are often complex and can require several years to complete. The following is a summary of tax years potentially subject to examination in the significant tax and business jurisdictions in which we operate:

Jurisdiction	Tax Years Subject to Examination
Argentina	2020 - 2025
Brazil	2019 - 2025
Chile	2022 - 2025
Colombia	2020 - 2025
Dominican Republic	2022 - 2025
El Salvador	2022 - 2025
Netherlands	2019 - 2025
Panama	2022 - 2025
United States (Federal)	2022 - 2025
As of December 31, 2025, 2024 and 2023, the total amount of unrecognized tax benefits was $109 million, $108 million, and $107 million, respectively. The total amount of unrecognized tax benefits that would benefit the effective tax rate as of December 31, 2025, 2024, and 2023 is $109 million, $108 million, and $107 million, respectively, of which $0 million, $1 million, and $1 million, respectively, would be in the form of tax attributes that would warrant a full valuation allowance. Further, the total amount of unrecognized tax benefit that would benefit the effective tax rate as of 2025 would be reduced by approximately $34 million of tax expense related to remeasurement from 35% to 21%.
The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the periods indicated (in millions):

	2025	2024	2023
Balance at January 1	$108	$107	$107
Additions for current year tax positions	8	—	1
Additions for tax positions of prior years	1	2	—
Reductions for tax positions of prior years	(3)	—	(1)
Settlements	—	—	—
Lapse of statute of limitations	(5)	(1)	—
Balance at December 31	$109	$108	$107
The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of current or future examinations may exceed our provision for current unrecognized tax benefits in amounts that could be material, but cannot be estimated as of December 31, 2025. Our effective tax rate and net income in any given future period could therefore be materially impacted.

191 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

Cash Payments for Income Taxes — The following table summarizes the income taxes paid by jurisdiction, net of refunds, for the year ended December 31, 2025 (in millions), following the prospective adoption of ASU 2023‑09:

Year Ended December 31,	2025
U.S. Federal	$—
U.S. State and Local
California	12
Other	(1)
Total State and Local	11
Foreign
Panama	63
El Salvador	46
Dominican Republic	42
Chile	39
Bulgaria	17
Argentina	14
Colombia	(15)
Other	10
Total Foreign	216
Worldwide	$227
Cash paid for income taxes, net of refunds, during the years ended December 31, 2024 and 2023 was $345 million and $301 million, respectively.
25. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
JK Projects — In April 2025, the Company executed an agreement to contribute the Jemeiwaa Ka’I wind projects (“JK Projects”) to two trusts. After closing the transaction, the Company will retain 51% ownership in the trusts, which will be accounted for as equity method investments. The transaction is expected to close in 2026. As a result, the JK Projects were classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. Since the fair value exceeded the carrying value, no impairment was recorded. On a consolidated basis, the carrying value of the JK Projects as of December 31, 2025 was $45 million, including $20 million of intangible assets and $16 million of CWIP. The JK Projects are reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). As a result, Mong Duong was classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. The sale was subject to regulatory approval, and due to delays in closing the transaction and the pending expiration of the agreement, the Company determined the sale was no longer probable and that Mong Duong no longer met the held-for-sale criteria as of May 31, 2025. As a result, the Company recorded an increase in the carrying value of the Mong Duong asset group primarily due to the derecognition of a $239 million valuation allowance on the loan receivable accounted for under ASC 310, which had been recognized in Asset impairment expense between December 31, 2023 and March 31, 2025 while Mong Duong was classified as held-for-sale. The agreement expired in November 2025. As of December 31, 2025, the significant assets and liabilities of Mong Duong were loan receivables of $862 million and debt of $399 million. See Note 23—Asset Impairment Expense for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
Dispositions
Dominican Republic Renewables — In June 2025, the Company completed the sale of 50% of its interest in AES DR Renewables Holdings, S.L. and its subsidiaries (collectively “Dominican Republic Renewables”), whose main objective is the operation and administration of energy generation assets from primary energy resources, for $103 million. The Company retained a 50% ownership interest in Dominican Republic Renewables after the sale and the business was deconsolidated and accounted for as an equity method investment. The transaction resulted in a pre-tax gain on sale of $70 million reported in Gain on disposal and sale of business interests, of which $37 million was related to remeasurement of the Company’s retained interest to its fair value, which was determined

192 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

using the market approach. See Note 9—Investments in and Advances to Affiliates for further information. Dominican Republic Renewables is reported in the Renewables SBU reportable segment.
Ventanas — In January 2025, the Company completed the sale of its 100% ownership interest in Empresa Electrica Ventanas SpA and Nucleo SpA (collectively “Ventanas”), owner of a coal-fired energy generation facility in Chile, for $5 million. An immaterial loss on sale was recognized as a result of this transaction. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, Ventanas was reported in the Energy Infrastructure SBU reportable segment.
AES Brasil — In October 2024, the Company completed the sale of its 47.3% controlling interest in AES Brasil Energia S.A. ("AES Brasil"), a 5.2 GW portfolio of renewable energy that is 51% hydroelectric, 43% wind, and 6% solar, for $586 million, resulting in a pre-tax gain on sale of $312 million reported in Gain on disposal and sale of business interests on the Consolidated Statement of Operations. The sale did not meet the criteria to be reported as discontinued operations. Prior to its sale, AES Brasil was reported in the Renewables SBU reportable segment.
Jordan — In March 2024, the Company completed the sale of approximately 26% ownership interest in the Amman East and IPP4 generation plants for a sale price of $58 million. After adjusting for dividends received since the execution of the sale and purchase agreement, the Company received a net cash payment of $45 million. The transaction resulted in a pre-tax loss on sale of $10 million, reported in Gain on disposal and sale of business interests on the Consolidated Statement of Operations. After completion of the sale, the Company retained 10% ownership interest in each of the businesses. The fair value of the retained interest was measured using the market approach and the businesses were deconsolidated and accounted for as equity method investments. Amman East and IPP4 are reported in the Energy Infrastructure SBU reportable segment.
The following table summarizes, excluding any impairment charge or gain/loss on sale, the pre-tax income (loss) and the pre-tax income (loss) attributable to AES of disposed businesses for the periods indicated (in millions):

Year Ended December 31,	2025	2024	2023
Pre-tax income of disposed businesses:
Dominican Republic Renewables	$12	$(6)	$(4)
Ventanas	—	3	13
AES Brasil	—	21	116
Jordan	—	15	57
Total pre-tax income of disposed businesses	$12	$33	$182

Pre-tax income attributable to AES of disposed businesses:
Dominican Republic Renewables	$8	$(4)	$(3)
Ventanas	—	3	13
AES Brasil	—	7	49
Jordan	—	5	21
Total pre-tax income attributable to AES of disposed businesses	$8	$11	$80

193 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

26. ACQUISITIONS
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
AES Clean Energy Wind and Solar Project Acquisitions — In 2025, the Company closed on the acquisitions of 1.8 GW of renewables development projects in Texas, New York, and Oklahoma (the purchase of 100% of the membership interests in Homer Solar Energy Center, LLC, Moraine Solar Energy Center, LLC, Tracy Solar Energy Center, LLC, and Grand Mayes solar energy projects; and White Oak and Lake Creek wind projects). The total fair value of the consideration of these acquisitions was $63 million, including contingent consideration of $37 million. The contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings. The fair value of the consideration paid was attributed mainly to project development intangible assets. The transactions were accounted for as asset acquisitions of variable interest entities that did not meet the definition of a business.
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
Long Point and Hot Air — On September 20, 2024, the Company entered into an agreement to purchase Long Point, an early development-stage project consisting of a 300 MW wind facility, a 150 MW solar facility, and a 40 MW battery storage facility, and Hot Air, an early development-stage 350 MW wind facility, both located in Arizona. The transaction was accounted for as an asset acquisition. The total consideration paid of $6 million, including transaction costs, was allocated to the identifiable assets and liabilities on a relative fair value basis, primarily consisting of intangible assets. The remaining contingent consideration of up to $47 million, which was not recorded at time of purchase, will be recognized as part of the projects’ assets when the contingencies are resolved, and the consideration is paid or becomes payable. Long Point and Hot Air are reported in the Renewables SBU reportable segment.
Madison and Birdseye — On April 5, 2024, the Company closed on the acquisition of the Madison solar project, a 63 MW construction-stage solar project in Virginia under contract with a 15-year virtual power purchase

194 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
The acquisition resulted in a bargain purchase gain of $20 million, recognized in Other income on the Consolidated Statements of Operations. This gain represents the excess of the estimated fair value of the net assets acquired over the purchase price. The primary reason for the bargain purchase gain was the determination that the Madison solar project would qualify for an increased ITC, which had not been assigned value in the purchase price. Additionally, the safe harbor period was expiring at the end of 2024 for certain equipment associated with the Madison solar project, jeopardizing the tax credits associated with the asset. In order to capture the highest value from the project, the seller needed to complete a sale to a buyer that could complete construction in 2024. This is consistent with the seller's announcement in February 2023 that they would no longer invest in non-regulated solar generation projects and intended to divest their portfolio. Before recognizing the bargain purchase gain, the Company reassessed whether all assets and liabilities were correctly identified and valued. This included a reassessment of the reasonableness of all significant assumptions used in the calculation of the fair value of assets acquired and liabilities assumed, including the market PPA price, forecasted operating expenses, and the discount rates utilized. We conducted an analysis and made detailed inquiries to confirm there were no material unrecorded liabilities or contingencies that would decrease the valuation. We monitored the projects subsequent to the acquisition and did not identify any indicators that the fair value of the net assets acquired should be reduced or that the assets were impaired. Madison and Birdseye are reported in the Renewables SBU reportable segment.
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

195 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

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
Bolero Solar Park — On June 9, 2023, the Company, through its subsidiary AES Andes S.A., acquired 100% of the equity interests in Helio Atacama Tres SpA, owner of the Bolero photovoltaic power plant for consideration of $114 million. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. As Helio Atacama Tres is not a VIE, any difference between the fair value of the assets and consideration transferred will be allocated to PP&E on a relative fair value basis. Helio Atacama Tres is reported in the Renewables SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per

196 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

share computation for income from continuing operations for the years ended December 31, 2025, 2024 and 2023, where income represents the numerator and weighted-average shares represent the denominator.

Year Ended December 31,	2025			2024			2023
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share	Income	Shares	$ per Share
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$949	712	$1.33	$1,686	706	$2.39	$242	669	$0.36
Increase in redemption value of redeemable stock of subsidiaries	(10)	—	(0.02)	—	—	—	—	—	—
Income from continuing operations available to The AES Corporation common stockholders	$939	712	1.31	$1,686	706	2.39	$242	669	0.36
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—	—	1	—
Restricted stock units	—	2	—	—	2	—	—	2	—
Equity units	—	—	—	—	5	(0.02)	1	40	(0.02)
DILUTED EARNINGS PER SHARE	$939	714	$1.31	$1,686	713	$2.37	$243	712	$0.34
Adjustments to Redemption Value — For the year ended December 31, 2025, income from continuing operations available to the AES common stockholders included a $10 million adjustment related to the increase of the carrying value of redeemable stock of subsidiaries at the AGIC Companies.
The Company has elected to administer the entire non-fair value redemption adjustment consistent with the treatment of dividends in the earnings per share calculation. While the adjustment impacted net income available to AES common stockholders and earnings per share, it did not impact Net income in the Consolidated Statement of Operations. See Note 17—Redeemable Stock of Subsidiaries for further information.
Anti-Dilutive Securities — The calculation of diluted earnings per share excluded 2 million outstanding stock awards for the years ended December 31, 2025, 2024, and 2023, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
AES Global Insurance — As described in Note 17—Redeemable Stock of Subsidiaries, on April 30, 2025, the Company sold noncontrolling interests in the AGIC Companies. It is required that either (i) the AGIC Companies achieve a minimum distribution target to the Class B Member ranging from $146 million to $199 million over pre-defined periods of time ranging from three to five years (the “distribution period”) or (ii) AGIC achieves an average cash basis quarterly net income threshold for the period comprising the relevant distribution period and the four quarters immediately prior to the start of such distribution period. AES can make disproportionate distributions to the Class B Member to meet the minimum distribution target for the distribution period. If, at the end of a distribution period, (1) such cash basis net income threshold is not met and (2) the minimum distribution target for such distribution period is not achieved, AES would be required to address the shortfall by issuing AES common stock (“Shortfall Stock”) to AGIC for the net difference between actual and targeted distributions. If AES is required to issue Shortfall Stock, the amount will be based upon the number of shares multiplied by the then current share price to equal the net difference between actual and targeted distributions. Distributions of cash from the sale of Shortfall Stock are subject to regulatory approval and at the discretion of AES.
As part of the quarterly diluted earnings per share calculation, AES evaluates whether (1) average cash basis quarterly net income in a given quarter exceeds the threshold or (2) aggregate distributions made to the investor for the related distribution period exceed such target distribution amount. If either condition is met, no Shortfall Stock will be included in the diluted earnings per share calculation. As of December 31, 2025, the average cash basis quarterly net income condition was met as it was 189% above the threshold and, therefore, no shares are included in the calculation of diluted EPS.
Equity Units — As described in Note 18—Equity, the Company issued 10,430,500 Equity Units in March 2021 with a total notional value of $1,043 million. Each Equity Unit has a stated amount of $100 and was initially issued as a Corporate Unit, consisting of a 2024 Purchase Contract and a 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. The conversion rate was initially 31.5428 shares of common stock per one share of Series A Preferred Stock, which was equivalent to an initial conversion price of approximately $31.70 per share of common stock. The Series A Preferred Stock and the 2024 Purchase Contracts were accounted for as one unit of account. In calculating diluted EPS, the Company has applied the if-converted method to determine the impact of the forward purchase feature and considered if there are incremental shares that should be included related to the Series A Preferred conversion value. On February 15, 2024, the Series A Preferred Stock was tendered to satisfy the Purchase Contract's settlement price and the Corporate Units were converted into shares of

197 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

the Company's common stock at a settlement rate of 3.8859, equivalent to a reference price of $25.73. The Series A Preferred Stock was canceled upon conversion.
28. RISKS AND UNCERTAINTIES
AES is a diversified power generation and utility company organized into four technology-based SBUs. See additional discussion of the Company's principal markets in Note 19—Segments and Geographic Information. Within our four SBUs, we have two primary lines of business: generation and utilities. The generation line of business uses a wide range of fuels and technologies to generate electricity, such as solar, hydro, wind, coal, and gas. Our utilities business comprises businesses that transmit, distribute, and in certain circumstances, generate power.
Operating and Economic Risks — The Company operates in several developing economies where macroeconomic conditions are typically more volatile than developed economies. Deteriorating market conditions and evolving industry expectations to transition away from fossil fuel sources for generation expose the Company to the risk of decreased earnings and cash flows due to, among other factors, adverse fluctuations in the commodities and foreign currency spot markets, and potential changes in the estimated useful lives of our thermal plants. Additionally, credit markets around the globe continue to tighten their standards, which could impact our ability to finance growth projects through access to capital markets. Currently, the Company has an investment grade rating from both Standard & Poor's and Fitch of BBB- and an investment grade rating from Moody's of Baa3. A downgrade in our current investment grade ratings could affect the Company's ability to finance new and/or existing development projects at competitive interest rates. As of December 31, 2025, the Company had $1.4 billion of unrestricted cash and cash equivalents.
During 2025, 59% of our revenue was generated outside the U.S. and a significant portion of our international operations is conducted in developing countries. We continue to invest in several developing countries to expand our existing platform and operations. International operations, particularly the operation, financing, and development of projects in developing countries, entail significant risks and uncertainties, including, without limitation:
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

198 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

operations and cash flows. The volatility is caused by regulatory and economic difficulties, political instability, indexation of certain PPAs to fuel prices, and currency fluctuations being experienced in many of these countries. This volatility reduces the predictability and enhances the uncertainty associated with cash flows from these businesses.
Our inability to predict, influence, or respond appropriately to changes in law or regulatory schemes, including any inability to obtain reasonable increases in tariffs or tariff adjustments for increased expenses, could adversely impact our results of operations or our ability to meet publicly announced projections or analysts' expectations. Furthermore, changes in laws or regulations or changes in the application or interpretation of regulatory provisions in jurisdictions where we operate, particularly our utility businesses where electricity tariffs are subject to regulatory review or approval, could adversely affect our business, including, but not limited to:
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
Concentrations — Due to the geographical diversity of its operations, the Company does not have any significant concentration of customers or sources of fuel supply. Several of the Company's generation businesses rely on PPAs with one or a limited number of customers for the majority of, and in some cases all of, the relevant businesses' output over the term of the PPAs. However, no single customer accounted for 10% or more of total revenue in 2025, 2024 or 2023.
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
29. RELATED PARTY TRANSACTIONS
Certain of our businesses in Panama are partially owned by governments either directly or through state-owned institutions. In the ordinary course of business, these businesses enter into energy purchase and sale transactions, and transmission agreements with other state-owned institutions which are controlled by such governments. In the Dominican Republic, AES conducts revenue generating business with parties which are investors in AES equity method investees. These business relationships affect both Revenue—Non-Regulated and Cost of Sales—Non-Regulated on the Consolidated Statements of Operations. Furthermore, many of the Company's energy storage construction projects utilize Fluence as either a BESS supplier or EPC contractor. These related party transactions primarily impact Property, plant, and equipment, net on the Consolidated Balance Sheets. Additionally, the Company provides certain support and management services to several of its affiliates under various agreements.
The Company's Consolidated Statements of Operations included the following transactions with related parties for the periods indicated (in millions):

199 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

Years Ended December 31,	2025	2024	2023
Revenue—Non-Regulated	$591	$746	$1,055
Cost of Sales—Non-Regulated	150	143	576
Cost of Sales—Regulated	37	34	39
Interest income	8	12	9
Interest expense	22	26	36
Other income	19	23	28
The following table summarizes the balances that relate to related party transactions for balance sheet accounts included in the Company's Consolidated Balance Sheets as of the periods indicated (in millions):

December 31,	2025	2024
Receivables from related parties	$198	$166
Accounts and notes payable to related parties (1)	507	1,016
Property, plant, and equipment, net	1,254	851
Prepaid expenses	2	11
_____________________________
(1)Includes $399 million and $526 million of debt to Mong Duong Finance Holdings B.V., as of December 31, 2025 and 2024, respectively. Mong Duong was classified as held-for-sale in December 2024. As of December 31, 2025, the Company determined that Mong Duong no longer met the held-for-sale criteria. See Note 25—Held-for-Sale and Dispositions for further information.
30. RESTRUCTURING
In February 2025, the Company approved and initiated a restructuring program to streamline our organization given the significantly lower number of countries that we operate in. Additionally, we right-sized our development company to focus on executing on the backlog and pursuing larger but fewer projects to better serve our core customers. Pre-tax restructuring charges related to employee severance costs were $54 million for the year ended December 31, 2025. Of the $54 million recognized for the year ended December 31, 2025, $40 million was classified within Cost of sales and $14 million was classified as General and administrative expenses on the Consolidated Statements of Operations. For the year ended December 31, 2025, $21 million was recognized at the Energy Infrastructure SBU, $17 million at the Renewables SBU, $5 million at the Utilities SBU, $1 million at the New Energy Technologies SBU, and $10 million at Corporate and Other.
The Company made cash payments of $53 million during the year ended December 31, 2025, including $4 million of termination benefits previously accrued for in the projected pension benefit obligation. As of December 31, 2025, $5 million of pre-tax restructuring charges were reflected within Accrued and other liabilities on the Consolidated Balance Sheets.
During the year ended December 31, 2025, AES Clean Energy Development also recognized $51 million of pre-tax asset impairment expense as a result of the restructuring program. See Note 23—Asset Impairment Expense for further information. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
31. DISCONTINUED OPERATIONS
Sul — In 2016, the Company completed the sale of Sul, its wholly-owned distribution company in Brazil, with its historical operating results reported as discontinued operations. In August 2025, an arbitration tribunal awarded the buyer an estimated $39 million in alleged damages plus interest, as well as potential future damages, under a dispute related to representations and warranties in the 2016 share purchase agreement, which the Company recognized as a loss from disposal of discontinued businesses. The Company paid approximately $39 million in November 2025 pursuant to a settlement fully resolving all claims of the buyer.

200 | Notes to Consolidated Financial Statements—(Continued) | December 31, 2025, 2024 and 2023

32. SUBSEQUENT EVENTS
Merger Agreement — On March 1, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger. Parent is controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund.
At the effective time of the Merger, each share of the Company’s common stock outstanding immediately before the effective time (other than (i) shares of Company common stock held by any holder who properly exercises and perfects appraisal rights under Delaware law in respect of such shares and (ii) any shares of Company common stock held in the treasury of the Company or owned, directly or indirectly, by Parent or Merger Sub) will be converted automatically into the right to receive $15.00 in cash, without interest, per share.
The Board of Directors of the Company has unanimously approved the Merger Agreement, including the Merger and the other transactions contemplated thereby, and the Board of Directors of the Company has resolved to recommend that the Company stockholders approve the Merger and adopt the Merger Agreement.
The Merger Agreement includes certain representations, warranties, and covenants. Among other things, the Company has agreed (subject to certain exceptions) to conduct its business in the ordinary course consistent with past practice and not to take specified actions prior to closing without Parent’s consent. The Company is also required to hold a special meeting of its stockholders to seek approval of the Merger and, subject to certain exceptions, it has agreed not to solicit or engage in discussions or negotiations regarding alternative business combination proposals and not to withdraw or modify the Board’s recommendation in favor of the Merger.
In addition, subject to the terms of the Merger Agreement, the Company, Parent, and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, including certain regulatory approvals from the PUCO, the New York Public Service Commission, the FERC, and the Committee on Foreign Investment in the United States, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the receipt of certain approvals under the applicable laws of certain foreign countries, so long as such approval does not result in a Burdensome Condition (as defined in the Merger Agreement).
Consummation of the Merger is subject to various closing conditions, including: (1) approval of the stockholders of the Company, (2) receipt of the specified regulatory approvals without the imposition of a Burdensome Condition, (3) absence of any law or order prohibiting the consummation of the Merger, (4) subject to materiality qualifiers, the accuracy of each party’s representations and warranties, (5) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement, and (6) the absence of a material adverse effect with respect to the Company and its subsidiaries. The completion of the Merger is not conditioned on receipt of financing by Parent.
The Merger Agreement contains certain termination rights for both the Company and Parent, including if the Merger is not consummated by June 1, 2027 (subject to extension for an additional two successive three-month periods if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for each of the Company and Parent, and provides that, upon termination of the Merger Agreement under certain specified circumstances, Parent would be required to pay a termination fee of $100 million or approximately $588 million (depending on the specific circumstances of termination) to the Company, and under other specified circumstances, the Company would be required to pay Parent a termination fee of approximately $321 million.

201 | 2025 Annual Report

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
The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2025, our disclosure controls and procedures were effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Material Weakness Remediation
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, management concluded that a material weakness in internal control over financial reporting existed. The Company did not design effective controls over the review of the disposition of AES Brasil, a complex non-routine transaction; specifically due to the use of incomplete data in the estimation of the fair value of the net assets of AES Brasil, which was used in calculation of the impairment expense after AES Brasil was classified as held-for-sale in Q2 2024. Throughout 2025, management implemented measures designed to remediate the control deficiency contributing to the material weakness, including: (i) policy updates detailing steps to perform in an impairment analysis of complex ownership structures, (ii) detailed instructions on considerations to be included in the fair value estimations, (iii) updates to held-for-sale and discontinued operations policies, and (iv) training to impacted

202 | 2025 Annual Report

personnel. During the quarter ended December 31, 2025, we completed our testing of the operating effectiveness of internal controls impacted by these remediation efforts and determined the material weakness has been remediated as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts discussed above, there were no changes that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

203 | 2025 Annual Report

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The AES Corporation
Opinion on Internal Control Over Financial Reporting
We have audited The AES Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The AES Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Tysons, Virginia
March 2, 2026

204 | 2025 Annual Report

ITEM 9B. OTHER INFORMATION
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

205 | 2025 Annual Report

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information is incorporated by reference from the Registrant's Proxy Statement for the Registrant's 2026 Annual Meeting of Stockholders which the Registrant expects will be filed on or around March 25, 2026 (the "2026 Proxy Statement"):
•information regarding the directors required by this item found under the heading Board and Committee Governance—Board of Directors—Biographies;
•information regarding AES' Code of Conduct found under the heading Corporate Governance at AES— Additional Governance Information;
•information regarding AES' Financial Audit Committee found under the heading Board and Committee Governance—Board Committees—Financial Audit Committee; and
•information regarding AES' insider trading policies and procedures found under the heading Compensation Discussion and Analysis ("CD&A")—Other Relevant Compensation Elements, Policies, and Information—Insider Trading Policy. A copy of our insider trading policy is filed as Exhibit 19 to this Report.
Certain information regarding executive officers required by this Item is presented as a supplementary item in Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The other information required by this Item, to the extent not included above, will be contained in our 2026 Proxy Statement and is herein incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will be contained in the 2026 Proxy Statement under "Director Compensation" and "Executive Compensation" (excluding the information under the caption “Compensation Committee Report”) and is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will be contained under the caption “Compensation Committee Report” of the Proxy Statement. Such information shall not be deemed to be “filed.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Security Ownership of Certain Beneficial Owners and Management.
See the information contained under the heading Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers of the 2026 Proxy Statement, which information is incorporated herein by reference.
(b)Securities Authorized for Issuance under Equity Compensation Plans.
The following table provides information about shares of AES common stock that may be issued under AES' equity compensation plans approved by AES Corporation Stockholders, as of December 31, 2025:
Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2025)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	6,189,544	$12.50	21,164,946
Equity compensation plans not approved by security holders	—	—	—
Total	6,189,544	$12.50	21,164,946
_____________________________
(1)Table amounts are comprised of 119,051 shares issuable pursuant to Options, 4,459,459 shares relating to RSUs and PSUs (assuming 2023 PSUs at maximum and the 2024 and 2025 PSUs at target performance), and 1,611,034 shares relating to Director stock units.
(2)Reflects the weighted-average exercise price of Options, and does not take into account RSUs, PSUs or Director stock units, as such awards have no exercise price.
(3)This number reflects securities available for issuance under The AES Corporation 2025 Equity and Incentive Compensation Plan and does not include the shares relating to Options, RSUs, PSUs and Director stock units described in footnote 1.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

206 | 2025 Annual Report

The information regarding related party transactions required by this item will be included in the 2026 Proxy Statement found under the headings Related Person Policies and Procedures and Board and Committee Governance and are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the 2026 Proxy Statement under the headings Information Regarding The Independent Registered Public Accounting Firm, Audit Fees, Audit Related Fees, and Pre-Approval Policies and Procedures and is incorporated herein by reference.

207 | 2025 Annual Report

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

4.(j)
Base Indenture, dated May 21, 2024, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 21, 2024.

4.(k)
First Supplemental Indenture, dated May 21, 2024, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on May 21, 2024.

4.(l)
Second Supplemental Indenture, dated December 6, 2024, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on December 6, 2024.

4.(m)	Description of the Registrant’s Securities (filed herewith).
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

208 | 2025 Annual Report

10.6
The AES Corporation Amended and Restated Deferred Compensation Program for Directors dated May 9, 2025 is incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the period ended June 30, 2025.

10.7
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Outside Directors) is incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on April 27, 2010.

10.8
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

10.11
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 2015.

10.12
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 2023.

10.13
The AES Corporation Restoration Supplemental Retirement Plan, as Amended and Restated effective June 25, 2025 is incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q for the period ended June 30, 2025.

10.13A
The AES Corporation International Retirement Plan, as amended and restated on December 29, 2008 is incorporated herein by reference to Exhibit 10.16 of the Company's Form 10-K for the year ended December 31, 2008.

10.14
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

10.17	The AES Corporation Amended and Restated Executive Severance Plan and Summary Plan Description (filed herewith).
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

10.21
Loan Agreement dated as of December 6, 2024 among The AES Corporation as Borrower, the banks named therein as Banks, and Sumitomo Mitsui Banking Corporation as Administrative Agent is incorporated herein by reference to Exhibit 10.21 of the Company’s Form 10-K/A for the year ended December 31, 2024.

10.22
Form of AES Non-Executive Restricted Stock Unit Award Agreement under the AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended December 31, 2023.

10.23	The AES Corporation 2025 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 9, 2025).
10.24
Loan Agreement dated as of June 13, 2025 among The AES Corporation as Borrower, the banks named therein as Banks, and JPMorgan Chase, N.A. as Administrative Agent, is incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the period ended June 30, 2025.

10.25
Amendment No. 1 dated as of November 12, 2025, to the Loan Agreement dated as of June 13, 2025 among The AES Corporation as Borrower, the banks named therein as Banks, and JPMorgan Chase, N.A. as Administrative Agent (filed herewith).

10.26
Amendment No. 2 dated as of March 1, 2026, to the Loan Agreement dated as of June 13, 2025 among The AES Corporation as Borrower, the banks named therein as Banks, and JPMorgan Chase, N.A. as Administrative Agent (filed herewith).

10.27
Loan Agreement dated as of October 31, 2025 among The AES Corporation as Borrower, the banks named therein as Banks, and Wells Fargo Bank, National Association as Administrative Agent is incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended September 30, 2025.

10.28
Amendment No. 1 dated as of March 1, 2026, to the Loan Agreement dated as of October 31, 2025 among The AES Corporation as Borrower, the banks named therein as Banks, and Wells Fargo Bank, National Association as Administrative Agent (filed herewith).

10.29	Letter of Credit Agreement dated as of December 8, 2025, among The AES Corporation and Barclays Bank PLC (filed herewith).
19	The AES Corporation Insider Trading Policy
21.1	Subsidiaries of The AES Corporation (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP (filed herewith).
24	Powers of Attorney (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).

209 | 2025 Annual Report

97	Amended and Restated Compensation Recoupment Policy, effective October 6, 2023, is incorporated herein by reference to Exhibit 97 of the Company's Form 10-K for the year ended December 31, 2023.
101
The AES Corporation Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Operations, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Changes in Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(c)Schedule
Schedule I—Financial Information of Registrant

210 | 2025 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AES CORPORATION (Company)

Date:	March 2, 2026	By:	/s/ ANDRÉS GLUSKI
		Name:	Andrés Gluski
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

*	Chief Executive Officer (Principal Executive Officer) and Director
Andrés Gluski		March 2, 2026

*	Director
Gerard M. Anderson		March 2, 2026

*	Director
Inderpal S. Bhandari		March 2, 2026

*	Director
Janet G. Davidson		March 2, 2026

*	Director
Holly K. Koeppel		March 2, 2026

*	Director
Julia M. Laulis		March 2, 2026

*	Director
Alain Monié		March 2, 2026

*	Chairman of the Board and Lead Independent Director
John B. Morse		March 2, 2026

*	Director
Moisés Naím		March 2, 2026

*	Director
Teresa M. Sebastian		March 2, 2026

*	Director
Maura Shaughnessy		March 2, 2026

/s/ STEPHEN COUGHLIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephen Coughlin		March 2, 2026

/s/ SHERRY L. KOHAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Sherry L. Kohan		March 2, 2026

*By:	/s/ PAUL L. FREEDMAN	March 2, 2026
Attorney-in-fact

S-1 | 2025 Annual Report
THE AES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I—Condensed Financial Information of Registrant	S-2
Schedules other than that listed above are omitted as the information is either not applicable, not required, or has been furnished in the consolidated financial statements or notes thereto included in Item 8 hereof.

See Notes to Schedule I

S-2 | 2025 Annual Report

THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
BALANCE SHEETS
DECEMBER 31, 2025 AND 2024

	December 31,
	2025	2024
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$11	$265
Accounts and notes receivable from subsidiaries	266	446
Prepaid expenses and other current assets	81	95
Total current assets	358	806
Investment in and advances to subsidiaries and affiliates	11,520	9,786
Office Equipment:
Cost	14	14
Accumulated depreciation	(14)	(13)
Construction in progress	7	—
Office equipment, net	7	1
Other Assets:
Deferred financing costs, net of accumulated amortization of $14 and $12, respectively	3	5
Other assets	29	47
Total other assets	32	52
Total assets	$11,917	$10,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9	$20
Accounts and notes payable to subsidiaries	208	190
Accrued and other liabilities	339	312
Debt—current portion	879	899
Total current liabilities	1,435	1,421
Long-term Liabilities:
Debt	5,105	4,805
Accounts and notes payable to subsidiaries	754	307
Other long-term liabilities	560	468
Total long-term liabilities	6,419	5,580
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	5,904	5,913
Retained earnings	641	293
Accumulated other comprehensive loss	(698)	(766)
Treasury stock	(1,793)	(1,805)
Total stockholders' equity	4,063	3,644
Total liabilities and equity	$11,917	$10,645

See Notes to Schedule I.

S-3 | 2025 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

For the Years Ended December 31,	2025	2024	2023
	(in millions)
Revenue from subsidiaries and affiliates	$23	$23	$31
Equity in earnings of subsidiaries and affiliates	675	1,641	598
Interest income	146	150	44
General and administrative expenses	(135)	(137)	(129)
Other income	17	41	11
Other expense	(6)	(16)	—
Loss on extinguishment of debt	1	—	—
Interest expense	(331)	(307)	(230)
Income before income taxes	390	1,395	325
Income tax benefit (expense)	520	284	(76)
Net income	$910	$1,679	$249
See Notes to Schedule I.

S-4 | 2025 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	2025	2024	2023
	(in millions)
NET INCOME (LOSS)	$910	$1,679	$249
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax expense of $1, $0, and $0, respectively	114	(159)	136
Reclassification to earnings, net of $0 income tax for all periods	—	71	—
Total foreign currency translation adjustments	114	(88)	136
Derivative activity:
Change in fair value of derivatives, net of income tax benefit (expense) of $2, $(93), and $(7), respectively	(35)	315	55
Reclassification to earnings, net of income tax benefit (expense) of $12, $(8), and $9, respectively	(2)	18	(52)
Total change in fair value of derivatives	(37)	333	3
Pension activity:
Change in pension adjustments due to prior service cost, net of $0 income tax for all periods	1	—	1
Change in pension adjustments due to net actuarial gain (loss) for the period, net of income tax benefit of $0, $2, and $1, respectively	(2)	(5)	(4)
Reclassification of earnings, net of income tax expense of $0, $1, and $0, respectively	1	7	—
Total pension adjustments	—	2	(3)
Fair value option liabilities activity:
Change in fair value option liabilities due to instrument-specific credit risk, net of $0 income tax for all periods	—	3	—
Total change in fair value option liabilities	—	3	—
OTHER COMPREHENSIVE INCOME	77	250	136
COMPREHENSIVE INCOME	$987	$1,929	$385
See Notes to Schedule I.

S-5 | 2025 Annual Report
THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF PARENT
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

For the Years Ended December 31,	2025	2024	2023
	(in millions)
Net cash provided by operating activities	$820	$731	$608
Investing Activities:
Proceeds from the sale of business interests, net of expenses	—	566	474
Investment in and net advances to subsidiaries	(2,080)	(2,508)	(2,187)
Return of capital	970	786	1,185
Additions to property, plant, and equipment	(7)	(11)	(9)
Net cash used in investing activities	(1,117)	(1,167)	(537)
Financing Activities:
Borrowings (repayments) under the revolver, net	379	—	(325)
Borrowings of notes payable and other coupon bearing securities	800	1,450	900
Repayments of notes payable and other coupon bearing securities	(898)	(200)	—
Repayments to subsidiaries, net	(151)	(76)	(177)
Issuance of preferred shares in subsidiaries	436	—	—
Proceeds from issuance of common stock	—	3	1
Common stock dividends paid	(501)	(483)	(444)
Payments for deferred financing costs	(8)	(21)	(14)
Other financing	(14)	(5)	(3)
Net cash provided by (used in) financing activities	43	668	(62)
(Decrease) increase in cash and cash equivalents	(254)	232	9
Cash and cash equivalents, beginning	265	33	24
Cash and cash equivalents, ending	$11	$265	$33
Supplemental Disclosures:
Cash payments for interest, net of amounts capitalized	$292	$202	$178
Cash payments for income taxes, net of refunds	11	44	9
See Notes to Schedule I.

S-6 | 2025 Annual Report
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
2. Debt
Senior and Unsecured Notes and Loans Payable ($ in millions)

			December 31,
	Interest Rate	Maturity	2025	2024
Senior Unsecured Note	3.30%	2025	$—	$900
Commercial paper outstanding borrowings		2026	79	—
Senior Unsecured Note	1.375%	2026	800	800
Drawings on revolving credit facility	SOFR + 1.80%	2027	300	—
Senior Unsecured Note	5.45%	2028	900	900
Senior Unsecured Note	3.95%	2030	700	700
Senior Unsecured Note	2.45%	2031	1,000	1,000
Senior Unsecured Note	5.80%	2032	800	—
Junior Unsecured Note	7.60%	2055	950	950
Junior Unsecured Note	6.95%	2055	500	500
Unamortized (discounts)/premiums & debt issuance (costs)			(45)	(46)
Subtotal			$5,984	$5,704
Less: Current maturities			(879)	(899)
Noncurrent maturities			$5,105	$4,805
FUTURE MATURITIES OF RECOURSE DEBT — As of December 31, 2025 scheduled maturities are presented in the following table (in millions):

December 31,	Annual Maturities
2026	$879
2027	300
2028	900
2029	—
2030	700
Thereafter	3,250
Unamortized (discount)/premium & debt issuance (costs), net	(45)
Total debt	$5,984
3. Dividends from Subsidiaries and Affiliates
Cash dividends received from consolidated subsidiaries were $1.4 billion, $1.6 billion, and $1.4 billion for the years ended December 31, 2025, 2024, and 2023, respectively. For the years ended December 31, 2024 and 2023, $574 million, and $474 million, respectively, of the dividends paid to the Parent Company are derived from the sale of business interests and are classified as an investing activity for cash flow purposes. There were no dividends derived from the sale of business interests for the year ended December 31, 2025. All other dividends are classified as operating activities. There were no cash dividends received from affiliates accounted for by the equity method for the years ended December 31, 2025, 2024, and 2023.

S-7 | 2025 Annual Report
4. Guarantees, Letters of Credit, and Surety Bonds
GUARANTEES — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, tax credit transfers, and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments, excluding those collateralized by letters of credit and other obligations discussed below, were limited as of December 31, 2025 by the terms of the agreements, to an aggregate of approximately $6.7 billion, representing 102 agreements with individual exposures ranging up to $1.1 billion. These amounts exclude normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.
LETTERS OF CREDIT AND SURETY BONDS — At December 31, 2025, the Parent Company had $220 million in letters of credit outstanding under bilateral agreements, representing 8 agreements with individual exposures ranging up to $92 million; $117 million in letters of credit outstanding under the unsecured credit facilities, representing 7 agreements with individual exposures ranging up to $60 million; and $50 million in letters of credit outstanding under the revolving credit facilities, representing 17 agreements with individual exposures up to $38 million. In addition, at December 31, 2025, the Parent Company had a $36 million surety bond outstanding.