Form 10-Q
period 2026-03-31
AES CORP
filed 2026-05-05
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on May 1, 2026 was 713,157,713.

The AES Corporation
Form 10-Q for the Quarterly Period ended March 31, 2026

1 | The AES Corporation | March 31, 2026 Form 10-Q
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
Adjusted EBITDA with Tax Attributes
Adjusted earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs, adding back the pre-tax effect of Production Tax Credits, Investment Tax Credits and depreciation tax deductions allocated to tax equity investors, as well as the tax benefit recorded from tax credits retained or transferred to third parties, a non-GAAP measure

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. For the periods covered by this report, AES Ohio was wholly-owned by DPL. Beginning in April 2025, CDPQ owns an aggregate indirect equity interest in AES Ohio of approximately 30%.
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AGIC	AES Global Insurance Company, AES’ captive insurance company
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
BOT	Build, Operate and Transfer
CAA	U.S. Clean Air Act
CAISO	California Independent System Operator
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals, which includes bottom ash, fly ash, and air pollution control wastes generated at coal-fired generation plant sites
CDPQ	La Caisse de dépôt et placement du Québec
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CO2	Carbon Dioxide
CPI	U.S. Consumer Price Index
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
CWIP	Construction Work In Progress
DG Comp	Directorate-General for Competition of the European Commission
DPL	DPL LLC and its consolidated subsidiaries. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company. Upon the conversion, DPL Inc. changed its name to DPL LLC. References to DPL are to DPL Inc. before April 3, 2025, and DPL LLC on and after April 3, 2025.
EBITDA	Earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs, a non-GAAP measure of operating performance
ENSO	El Niño-Southern Oscillation
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EU	European Union
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens AG (NASDAQ: FLNC)
FONINVEMEM	Fund for the Investment Needed to Increase the Supply of Electricity in the Wholesale Market in Argentina
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low-Taxed Income
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation at Book Value
IPALCO	IPALCO Enterprises, Inc. CDPQ owns direct and indirect interests in IPALCO of approximately 30%.
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LNG	Liquid Natural Gas

2 | The AES Corporation | March 31, 2026 Form 10-Q

MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MWh	Megawatt Hours
NAAQS	U.S. National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NCTI	Net Controlled Foreign Corporation Tested Income
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Dioxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
O&M	Operations and Maintenance
OCC	Ohio Consumers' Counsel (statewide legal representative for Ohio's residential consumers and advocates on their behalf in PUCO and Ohio Supreme Court proceedings)
OTC	Once-Through Cooling
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
OVEC	Ohio Valley Electric Corporation, an electric generating company in which AES Ohio has a 4.9% interest
Parent Company	The AES Corporation
Pet Coke	Petroleum Coke
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate AES Ohio for providing stabilized rates to customers.
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SBU	Strategic Business Unit
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States
USD	United States Dollar
VIE	Variable Interest Entity

3 | The AES Corporation | March 31, 2026 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	December 31, 2025

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,600	$1,382
Restricted cash	599	691
Short-term investments	51	174
Accounts receivable, net of allowance of $41 and $39, respectively	1,651	1,683
Inventory	648	612
Prepaid expenses	133	192
Other current assets, net of allowance of $2 and $2, respectively	1,380	1,723
Current held-for-sale assets	48	45
Total current assets	6,110	6,502
NONCURRENT ASSETS
Property, plant, and equipment, net of accumulated depreciation of $9,895 and $9,796, respectively	39,290	37,818
Investments in and advances to affiliates	1,006	1,004
Debt service reserves and other deposits	120	89
Goodwill	342	342
Other intangible assets, net of accumulated amortization of $503 and $479, respectively	2,019	2,040
Deferred income taxes	425	397
Loan receivable, net of allowance of $18 and $19, respectively	730	755
Other noncurrent assets, net of allowance of $25 and $24, respectively	2,777	2,821
Total noncurrent assets	46,709	45,266
TOTAL ASSETS	$52,819	$51,768
LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,962	$1,980
Accrued interest	318	268
Accrued non-income taxes	333	294
Supplier financing arrangements	805	616
Accrued and other liabilities	1,756	2,223
Recourse debt	919	879
Non-recourse debt	2,281	2,232
Total current liabilities	8,374	8,492
NONCURRENT LIABILITIES
Recourse debt	5,252	5,105
Non-recourse debt	22,547	21,681
Deferred income taxes	1,605	1,581
Other noncurrent liabilities	2,790	2,980
Total noncurrent liabilities	32,194	31,347
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	2,895	2,824
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 859,837,679 issued and 713,137,865 outstanding at March 31, 2026 and 859,836,539 issued and 712,201,777 outstanding at December 31, 2025)	9	9
Additional paid-in capital	5,885	5,904
Retained earnings	1,003	641
Accumulated other comprehensive loss	(696)	(698)
Treasury stock, at cost (146,699,814 and 147,634,762 shares at March 31, 2026 and December 31, 2025, respectively)	(1,781)	(1,793)
Total AES Corporation stockholders’ equity	4,420	4,063
NONCONTROLLING INTERESTS	4,936	5,042
Total equity	9,356	9,105
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY	$52,819	$51,768
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions, except share and per share amounts)
Revenue:
Non-Regulated	$2,066	$1,941
Regulated	1,114	985
Total revenue	3,180	2,926
Cost of Sales:
Non-Regulated	(1,659)	(1,661)
Regulated	(881)	(824)
Total cost of sales	(2,540)	(2,485)
Operating margin	640	441
General and administrative expenses	(55)	(77)
Interest expense	(353)	(342)
Interest income	65	69
Loss on extinguishment of debt	(8)	(8)
Other expense	(58)	(52)
Other income	12	7
Loss on disposal and sale of business interests	—	(1)
Asset impairment expense	(12)	(49)
Foreign currency transaction gains (losses)	11	(10)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	242	(22)
Income tax benefit (expense)	41	(17)
Net equity in losses of affiliates	(8)	(34)
NET INCOME (LOSS)	275	(73)
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	212	119
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$487	$46
BASIC EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.68	$0.07
DILUTED EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.68	$0.07
DILUTED SHARES OUTSTANDING	715	713
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions)
NET INCOME (LOSS)	$275	$(73)
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	2	30
Total foreign currency translation adjustments	2	30
Derivative activity:
Change in fair value of derivatives, net of income tax benefit (expense) of $(2) and $25, respectively	9	(107)
Reclassification to earnings, net of income tax benefit of $1 and $6, respectively	2	(14)
Total change in fair value of derivatives	11	(121)
Pension activity:
Change in pension adjustments due to net actuarial gain for the period, net of $0 income tax for all periods	—	1
Total pension adjustments	—	1
OTHER COMPREHENSIVE INCOME (LOSS)	13	(90)
COMPREHENSIVE INCOME (LOSS)	288	(163)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable stock of subsidiaries	200	127
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$488	$(36)
See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2026	859.8	$9	147.6	$(1,793)	$5,904	$641	$(698)	$5,042
Net income (loss)	—	—	—	—	—	487	—	(211)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	2	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	(1)	12
Total other comprehensive income (loss)	—	—	—	—	—	—	1	12
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(225)
Acquisitions of noncontrolling interests	—	—	—	—	(1)	—	1	(29)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	226
Sales to noncontrolling interests	—	—	—	—	(1)	—	—	120
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	1
Dividends declared on common stock ($0.17595/share)	—	—	—	—	—	(125)	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	(0.9)	12	(17)	—	—	—
Balance at March 31, 2026	859.8	$9	146.7	$(1,781)	$5,885	$1,003	$(696)	$4,936

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2025	859.7	$9	148.6	$(1,805)	$5,913	$293	$(766)	$4,060
Net income (loss)	—	—	—	—	—	46	—	(149)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	30	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	(113)	(8)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	1	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(82)	(8)
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	38
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(57)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	114
Sales to noncontrolling interests	—	—	—	—	(15)	—	—	250
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	9
Dividends declared on common stock ($0.17595/share)	—	—	—	—	—	(125)	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	(0.8)	10	(10)	—	—	—
Balance at March 31, 2025	859.7	$9	147.8	$(1,795)	$5,888	$214	$(848)	$4,257
(1) Excludes redeemable stock of subsidiaries. See Note 11—Redeemable Stock of Subsidiaries.
(2) Related to the reclassification of the AES Indiana Pike County BESS tax equity partnership from Redeemable stock of subsidiaries to Noncontrolling interests. See Note 11—Redeemable Stock of Subsidiaries.

See Notes to Condensed Consolidated Financial Statements.

7 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$275	$(73)
Adjustments to net income (loss):
Depreciation, amortization, and accretion of AROs	433	337
Emissions allowance expense	71	102
Gain on realized/unrealized derivatives	(6)	(15)
Impairment expense	12	49
Loss (gain) on realized/unrealized foreign currency	(20)	8
Deferred income tax expense (benefit), net of tax credit transfers allocated to AES	(9)	10
Tax credit transfers allocated to noncontrolling interests	190	—
Other	93	122
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	38	(99)
(Increase) decrease in inventory	(38)	(28)
(Increase) decrease in prepaid expenses and other current assets	403	169
(Increase) decrease in other assets	19	18
Increase (decrease) in accounts payable and other current liabilities	(161)	3
Increase (decrease) in income tax payables, net, and other tax payables	(112)	(83)
Increase (decrease) in other liabilities	13	25
Net cash provided by operating activities	1,201	545
INVESTING ACTIVITIES:
Capital expenditures	(1,766)	(1,254)
Acquisitions of business interests, net of cash and restricted cash acquired	—	(4)
Proceeds from the sale of business interests, net of cash and restricted cash sold	—	5
Sale of short-term investments	126	33
Purchase of short-term investments	—	(18)
Purchase of emissions allowances	(159)	(39)
Other investing	—	(5)
Net cash used in investing activities	(1,799)	(1,282)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	1,403	1,187
Repayments under the revolving credit facilities	(533)	(451)
Commercial paper borrowings (repayments), net	41	255
Issuance of recourse debt	800	800
Repayments of recourse debt	(800)	(774)
Issuance of non-recourse debt	459	1,293
Repayments of non-recourse debt	(373)	(759)
Payments for financing fees	(5)	(21)
Purchases under supplier financing arrangements	468	317
Repayments of obligations under supplier financing arrangements	(267)	(628)
Distributions to noncontrolling interests	(488)	(84)
Contributions from noncontrolling interests	37	73
Sales to noncontrolling interests	117	245
Issuance of preferred shares in subsidiaries	113	8
Dividends paid on AES common stock	(125)	(125)
Payments for financed capital expenditures	(44)	(7)
Other financing	(47)	(12)
Net cash provided by financing activities	756	1,317
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	(1)
Increase in cash, cash equivalents, and restricted cash of held-for-sale businesses	—	(52)
Total increase in cash, cash equivalents, and restricted cash	157	527
Cash, cash equivalents and restricted cash, beginning	2,162	2,039
Cash, cash equivalents and restricted cash, ending	$2,319	$2,566
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$266	$267
Cash payments for income taxes, net of refunds	47	60
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for capital expenditures	520	377
Noncash contributions from noncontrolling interests related to tax credit transfers	190	—
Noncash distributions to noncontrolling interests	190	—
Dividends declared but not yet paid	125	125
Noncash recognition of new operating and financing leases (see Note 10)	72	60
Noncash contributions from noncontrolling interests	—	42
See Notes to Condensed Consolidated Financial Statements.

8 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
1. FINANCIAL STATEMENT PRESENTATION
Consolidation — In this Quarterly Report, the terms “AES,” “the Company,” “us,” or “we” refer to the consolidated entity, including its subsidiaries and affiliates. The terms “The AES Corporation” or “the Parent Company” refer only to the publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates.
The condensed consolidated financial statements of the Company include the accounts of The AES Corporation and its controlled subsidiaries. Furthermore, VIEs in which the Company has an ownership interest and is the primary beneficiary, thus controlling the VIE, have been consolidated. Intercompany transactions and balances are eliminated in consolidation. Investments in entities where the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting.
Consolidated VIEs — At March 31, 2026, the Company consolidates a number of entities that have been identified as VIEs under ASC 810, Consolidation. These entities are primarily limited liability entities or partnership arrangements with third-party investors structured to develop, construct, and operate power generation facilities and related assets. These entities were generally determined to have insufficient equity to finance their activities during development and construction without additional subordinated financial support. The Company also has tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with renewables facilities. These tax equity partnerships meet the definition of a VIE as the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kickout rights. Under these arrangements, the third-party investors are allocated earnings, tax attributes, and distributable cash in accordance with the respective limited liability company agreements. The assets of these tax equity partnerships are generally restricted from transfer under the terms of their limited liability company agreements. The third-party investor’s ownership interest is recorded as either Redeemable stock of subsidiaries or Noncontrolling interests in the Condensed Consolidated Balance Sheets based on applicable guidance. See Note 11—Redeemable Stock of Subsidiaries and Note 12—Equity for further information.
Determining whether the Company is the primary beneficiary of a VIE requires judgment, including an assessment of contractual rights, operational responsibilities, and exposure to variability in returns. AES is considered the primary beneficiary of these VIEs when it has the power to direct the activities that most significantly affect their economic performance, such as construction, budgeting, operations, and maintenance, and it has the obligation to absorb expected losses and the right to receive benefits through its variable interests. As of March 31, 2026, certain consolidated VIEs have arrangements which may require the Company to contribute additional equity totaling $1.5 billion. Such contributions are generally contingent upon the underlying asset achieving specific project milestones. Certain consolidated VIEs are financed with non-recourse project‑level debt. Creditors of these VIEs have no recourse to the Company beyond the VIE’s assets. See Note 8—Obligations for further information.
Unconsolidated VIEs — The Company has noncontrolling interests in VIEs accounted for under the equity method. These entities include partnerships in which the limited partners do not have substantive rights over the significant activities of these entities, as well as renewable energy project joint ventures that have insufficient equity to finance their activities during development and construction without additional subordinated financial support. AES is not the primary beneficiary because it does not have a controlling financial interest in these entities and does not have the power to direct the activities that most significantly impact these VIEs' performance, and therefore does not consolidate any of these entities. AES’ investment in these entities totaled approximately $127 million as of both March 31, 2026 and December 31, 2025, which are included in Investments in and advances to affiliates on the Condensed Consolidated Balance Sheets. See Note 7—Investments In and Advances to Affiliates for further information. AES' maximum exposure to loss is limited to its current investments in these entities.
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of expected results for the year ending December 31, 2026. The accompanying condensed consolidated financial statements are unaudited and

9 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
should be read in conjunction with the 2025 audited consolidated financial statements and notes thereto, which are included in the 2025 Form 10-K filed with the SEC on March 2, 2026 (the “2025 Form 10-K”).
Proposed Merger — On March 1, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger. Parent is controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund.
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

10 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,600	$1,382
Restricted cash (1)	599	691
Debt service reserves and other deposits (2)	120	89
Cash, Cash Equivalents, and Restricted Cash	$2,319	$2,162
_____________________________
(1)Includes approximately $422 million and $451 million of cash maintained in accordance with certain covenants of non-recourse debt agreements and $152 million and $153 million of cash held as collateral to cover potential liabilities for current and future insurance claims being assumed by AGIC, AES' captive insurance company, as of March 31, 2026 and December 31, 2025, respectively. See Note 8 —Obligations for further information.
(2)Includes approximately $111 million and $80 million of cash maintained in accordance with certain covenants of non-recourse debt agreements as of March 31, 2026 and December 31, 2025, respectively. See Note 8 —Obligations for further information.
Tax Credit Transferability — Historically, the Company has financed renewables projects with investments from tax equity investors who are allocated certain tax benefits associated with renewable energy projects (e.g., investment tax credits) through partnership agreements. The U.S Inflation Reduction Act of 2022 (the “IRA”) allows the owners of renewable energy projects to directly transfer ITCs to unrelated tax credit buyers. This provides the Company with the flexibility to obtain financing on any particular project with (i) the transfer of tax credits or (ii) investments from tax equity investors who are allocated tax benefits. The Company may also elect to retain the tax credit and use it to reduce its tax liability.
The Company accounts for tax credits that it will retain or transfer under ASC 740—Income Taxes, as a reduction in income tax expense by either including the expected amount of the tax credit to be claimed or the cash to be received when transferred, respectively, in the calculation of its annual effective tax rate throughout the year the renewables project is placed in service. The Company applies the flow-through method to account for its investment tax credits. The estimated tax credits are updated on a quarterly basis, with the year-end calculation including only the tax credits that are associated with projects placed in service, comprising credits claimed or transferred during the year. In assessing realizability for credits to be transferred, the Company includes cash it anticipates receiving in establishing any valuation allowance and establishes a valuation allowance equal to its best estimate of any discount on the transfer. In many cases, ITCs are generated at partnerships which are non-tax paying entities for U.S. federal income tax purposes. These entities cannot utilize tax credits, but rather allocate credits to their partners, who report their share of the partnership credits on their individual tax returns. Once a project is placed in service, any portion of the tax credit to be transferred which is allocated to a noncontrolling interest holder is recorded as a noncash deemed contribution within Noncontrolling interests or Redeemable stock of subsidiaries, as applicable, on the Condensed Consolidated Balance Sheets as this represents an increase in the partners’ capital account. To the extent any of the expected transfer proceeds are contractually obligated to be distributed to the noncontrolling interest holder, the Company records a corresponding noncash deemed distribution within Noncontrolling interests or Redeemable stock of subsidiaries, as applicable. The receipt of cash from the transfer of tax credits, inclusive of the portion allocated to noncontrolling interest holders, is treated as an operating cash inflow on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer of tax credits are excluded from the supplemental disclosure of Cash payments for income taxes, net of refunds.
During the three months ended March 31, 2026, the Company executed an agreement for $190 million to transfer ITCs directly to a third party at a discount. The $190 million was allocated to noncontrolling interests and treated as a contribution from noncontrolling interest holders. The Company recorded a receivable of $190 million in Other current assets and a corresponding payable in Accrued and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2026, since the Company is contractually obligated to distribute the amount to the noncontrolling interest holders. The Company received and distributed the cash proceeds from this transfer to noncontrolling interest holders in April 2026. In addition, during the three months ended March 31, 2026, we received and distributed cash proceeds of $414 million to noncontrolling interest holders related to a tax credit transfer agreement executed in 2025.
During the three months ended March 31, 2025, the Company did not execute any transfers of ITCs directly to third parties, however we received cash proceeds of $75 million related to a tax credit transfer agreement executed in 2024.
New Accounting Pronouncements Adopted in 2026 — The Company assessed all accounting pronouncements adopted in 2026 and determined they were either not applicable or did not have a material impact on the Company’s condensed consolidated financial statements.

11 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
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

12 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025

2025-07: Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

Issue 1: Derivatives Scope Refinements

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
2025-12: Codification Improvements
The amendments in this Update include 33 issues that represent changes to the Codification that clarify, correct errors, or make minor improvements, making the Codification easier to understand and apply. The amendments in this Update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear.

The amendments in this Update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis as of the beginning of an annual reporting period.

The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

13 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the dates indicated (in millions):

	March 31, 2026	December 31, 2025
Spare parts and supplies	$392	$392
Fuel and other raw materials	256	220
Total	$648	$612
3. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves, and other deposits approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 5—Fair Value in Item 8.—Financial Statements and Supplementary Data of our 2025 Form 10-K.
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

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$3	$—	$3	$—	$3	$—	$3
Government debt securities	—	3	—	3	—	—	—	—
Total debt securities	—	6	—	6	—	3	—	3
EQUITY SECURITIES:
Mutual funds	57	—	—	57	57	—	—	57
Common stock	—	—	—	—	1	—	—	1
Total equity securities	57	—	—	57	58	—	—	58
DERIVATIVES:
Interest rate derivatives	—	238	—	238	—	279	—	279
Foreign currency derivatives	—	12	—	12	—	24	—	24
Commodity derivatives	108	69	6	183	109	72	5	186
Total derivatives — assets	108	319	6	433	109	375	5	489
TOTAL ASSETS	$165	$325	$6	$496	$167	$378	$5	$550
Liabilities
Contingent consideration (1)	$—	$—	$209	$209	$—	$—	$205	$205
DERIVATIVES:
Interest rate derivatives	—	46	—	46	—	59	—	59
Foreign currency derivatives	—	24	—	24	—	28	—	28
Commodity derivatives	100	24	33	157	110	42	45	197
Total derivatives — liabilities	100	94	33	227	110	129	45	284
TOTAL LIABILITIES	$100	$94	$242	$436	$110	$129	$250	$489
_____________________________
(1)The Level 3 contingent consideration is mainly related to the acquisition of Bellefield in June 2023.
As of March 31, 2026, all available-for-sale debt securities had stated maturities within one year. For the three months ended March 31, 2026, no impairments of marketable securities were recognized in earnings or other comprehensive income (loss). Credit-related impairments are recognized as an allowance with a corresponding impact recognized as a credit loss in Other expense. Gains and losses on sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Gross proceeds from sale of available-for-sale securities	$1	$3
The Company accounts for equity securities without readily determinable fair values using the measurement

14 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
alternative in accordance with ASC 321. These securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Upward adjustments resulting from observable price changes are recorded in Other income and impairments and downward adjustments are recorded in Other expense. As of both December 31, 2025 and March 31, 2026, the carrying amount of equity securities accounted for using the measurement alternative was $19 million, inclusive of $22 million of cumulative upward adjustments recorded in Other income in prior years and a $48 million downward adjustment recorded in Other expense in June 2025 to reflect observable price changes for our investment in 5B Holdings Ptd. Ltd. ("5B").
The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025 (derivative balances are presented net), in millions. Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

	Derivative Assets and Liabilities
Three Months Ended March 31, 2026	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2026	$—	$—	$(40)	$(205)	$(245)
Total realized and unrealized gains (losses):
Included in earnings	—	—	1	(6)	(5)
Included in other comprehensive income (loss) — derivative activity	—	—	14	—	14
Settlements	—	—	(2)	2	—
Balance at March 31, 2026	$—	$—	$(27)	$(209)	$(236)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$1	$(6)	$(5)

	Derivative Assets and Liabilities
Three Months Ended March 31, 2025	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2025	$(1)	$52	$(21)	$(145)	$(115)
Total realized and unrealized gains (losses):
Included in earnings	—	1	—	(38)	(37)
Included in other comprehensive income (loss) — derivative activity	(1)	—	26	—	25
Settlements	—	(10)	(1)	10	(1)
Transfers of assets (liabilities), net into Level 3	—	—	(2)	—	(2)
Balance at March 31, 2025	$(2)	$43	$2	$(173)	$(130)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(6)	$—	$(38)	$(44)
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of March 31, 2026 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Average)
Commodity:
CAISO energy swap	$(24)	Forward CAISO energy prices per MWH from 2032 through 2038	$5.85 to $132.82 ($50.22)
MISO energy swap	(3)	Forward MISO energy prices per MWH from 2032 through 2040	$22.76 to $91.39 ($47.98)
Total	$(27)
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

15 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
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

	Measurement Date	Carrying Amount (1)	Fair Value
Three Months Ended March 31, 2025			Level 1	Level 2	Level 3	Pre-tax Loss
Held-for-sale businesses: (2)
Mong Duong (3)	3/31/2025	383	—	371	—	17
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
The Company recognized $6 million and $31 million of pre-tax asset impairment expense related to AES Clean Energy Development Projects during the three months ended March 31, 2026 and 2025, respectively. See Note 16—Asset Impairment Expense for further information.
Financial Instruments Not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table presents (in millions) the carrying amount, fair value, and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of the periods indicated, but for which fair value is disclosed:

		March 31, 2026
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Financing receivables (1)	$828	$930	$—	$—	$930
Liabilities:	Non-recourse debt	24,080	25,245	—	22,601	2,644
	Recourse debt	6,171	5,101	—	5,101	—

		December 31, 2025
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Financing receivables (1)	$855	$955	$—	$—	$955
Liabilities:	Non-recourse debt	23,178	23,749	—	20,448	3,301
	Recourse debt	5,984	5,003	—	5,003	—
_____________________________
(1)For both periods presented, amounts primarily relate to the Mong Duong loan receivable, payment deferrals granted to mining customers as part of our green blend agreements in Chile, the sale of the Redondo Beach land, and the fair value of the Argentine FONINVEMEM receivables. These are included in Loan receivable and Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. See Note 5—Financing Receivables for further information.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2025 Form 10-K.

16 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of March 31, 2026, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity (1)
Interest rate	$11,010	2058
Foreign currency:
Chilean peso	162	2028
Colombian peso	157	2028
Euro	116	2028

Commodity Derivatives	Maximum Notional	Latest Maturity
Natural Gas (in MMBtu)	83	2029
Power (in MWhs) (2)	32	2040
____________________________
(1)Maturity dates are consistent for both designated and non-designated positions.
(2)Includes one contract designated as a cash flow hedge with a final maturity date in 2038.
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of the Company’s derivative assets and liabilities as of the dates indicated (in millions):

Fair Value	March 31, 2026			December 31, 2025
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$238	$—	$238	$279	$—	$279
Foreign currency derivatives	6	6	12	11	13	24
Commodity derivatives	8	175	183	4	182	186
Total assets	$252	$181	$433	$294	$195	$489
Liabilities
Interest rate derivatives	$46	$—	$46	$59	$—	$59
Foreign currency derivatives	1	23	24	4	24	28
Commodity derivatives	30	127	157	46	151	197
Total liabilities	$77	$150	$227	$109	$175	$284

	March 31, 2026		December 31, 2025
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$249	$132	$261	$154
Noncurrent	184	95	228	130
Total	$433	$227	$489	$284
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings on the Company’s derivative instruments for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$(8)	$(166)
Foreign currency derivatives	(1)	4
Commodity derivatives	20	30
Total	$11	$(132)
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives — Interest expense	$(3)	$15
Foreign currency derivatives — Foreign currency transaction gains (losses)	2	3
Commodity derivatives — Cost of sales—Non-Regulated	—	2
Total	$(1)	$20
Gains reclassified from AOCL to earnings due to change in forecast	$—	$8
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Foreign currency derivatives — Foreign currency transaction gains (losses)	1	(2)
Commodity derivatives — Revenue—Non-Regulated	33	23
Commodity derivatives — Cost of sales—Non-Regulated	8	(5)
Total	$42	$16

17 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
Reclassifications from AOCL to earnings are forecasted to decrease pre-tax income from continuing operations by $7 million for the twelve months ended March 31, 2027, primarily related to foreign currency derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents long-term financing receivables, excluding lease receivables and amounts classified as held for sale, by country as of the dates indicated (in millions):

	March 31, 2026			December 31, 2025
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Vietnam	$748	$18	$730	$774	$19	$755
Chile	59	—	59	61	—	61
U.S.	53	21	32	51	19	32
Other	7	—	7	7	—	7
Total	$867	$39	$828	$893	$38	$855
Vietnam — AES has recorded loan receivables of $831 million as of March 31, 2026 pertaining to our Mong Duong plant in Vietnam. During the three months ended March 31, 2026 and March 31, 2025, the Company collected $32 million and $29 million, respectively. The plant was constructed under a BOT contract and sold to the Vietnamese government, while we remain the operator for the duration of the 25-year PPA. Mong Duong was reclassified from held-for-sale to held and used as of May 31, 2025 and therefore $101 million was classified in Other current assets, and $730 million in Loan receivable on the Condensed Consolidated Balance Sheet as of March 31, 2026. See Note 14—Revenue and Note 18—Held-for-Sale and Dispositions for further information.
Chile — AES Andes has recorded non-current receivables pertaining to payment deferrals granted to mining customers as part of our green blend agreements.
U.S. — AES has recorded non-current receivables pertaining to the sale of the Redondo Beach land. The anticipated collection period extends beyond March 31, 2027.
6. ALLOWANCE FOR CREDIT LOSSES
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

Three Months Ended March 31, 2026	Accounts Receivable	Financing Receivables	Other (1)	Total
CECL reserve balance at beginning of period	$39	$38	$6	$83
Current period provision	11	1	—	12
Write-offs charged against allowance	(9)	—	—	(9)
CECL reserve balance at end of period	$41	$39	$6	$86

Three Months Ended March 31, 2025	Accounts Receivable	Financing Receivables	Other (2)	Total
CECL reserve balance at beginning of period	$52	$15	$29	$96
Current period provision	13	—	—	13
CECL reserve balance at end of period	$65	$15	$29	$109
_____________________________
(1)Primarily relates to credit losses allowance on Argentina receivables as of March 31, 2026.
(2)Primarily relates to credit losses allowance classified in Current held-for-sale assets and Noncurrent held-for-sale assets on the Condensed Consolidated Balance Sheets, and credit losses allowance on Argentina receivables as of March 31, 2025.
Following the implementation of customer billing system upgrades at our utilities in 2023 and 2024, a temporary pause in customer disconnections, certain collections efforts, and write-off processes contributed to increased provisions and allowance for credit losses throughout 2025. AES Indiana and AES Ohio reinstituted customer disconnections and write-off processes in March and June 2025, respectively. The resumption of these activities resulted in increased write-offs in the current period.

18 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates (1)
Three Months Ended March 31,	2026	2025
Revenue	$734	$460
Operating loss	(4)	(14)
Net loss	(60)	(108)
Net loss attributable to affiliates	(66)	(118)
_____________________________
(1)The summarized financial information of Uplight is not included in the table above for the three months ended March 31, 2026 as the equity method of accounting was suspended during the fourth quarter of 2025.
Uplight — In March 2026, the Company entered into an agreement to sell its 25% ownership interest and convertible note in Uplight for up to $40 million, including $10 million at closing and up to an additional $30 million contingent upon specified events. The transaction is expected to close in the second half of 2026. Uplight is reported in the New Energy Technologies SBU reportable segment.
Alto Maipo — The Company holds a 99% ownership interest in Alto Maipo SpA (“Alto Maipo”), a hydroelectric plant in Chile. In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore does not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of March 31, 2026 and December 31, 2025, the fair value is insignificant. Alto Maipo is reported in the Renewables SBU reportable segment.
Barry — The Company holds a 100% ownership interest in AES Barry Ltd. ("Barry"), a dormant entity in the U.K. that disposed of its generation and other operating assets. Due to a debt agreement, no material financial or operating decisions can be made without the banks' consent, and the Company does not control Barry. As of March 31, 2026 and December 31, 2025, other long-term liabilities included $43 million and $44 million, respectively, related to this debt agreement. Barry is reported in the Energy Infrastructure SBU reportable segment.
8. OBLIGATIONS
Recourse Debt — Recourse debt represents debt that the Parent Company has an obligation to settle. This can be debt issued directly by the Parent Company or debt issued by a subsidiary under which the Parent Company has explicit commitments such as guarantees, indemnities, letters of credit, or agreements to settle if the subsidiary defaults.
Senior Notes due 2028 and 2032 — In March 2026, the Company entered into supplemental indentures with respect to its Senior Notes due 2028 and its Senior Notes due 2032 (together, the “Notes”). The supplemental indentures amend the indentures governing each series to provide that the Merger will not constitute a “Change of Control” under those indentures. The amendments will become operative only upon the consummation of the Merger and the payment of the consent fee with respect to each series of the Notes.
Senior Unsecured Term Loan due December 2026 — In October 2025, the Company executed a $300 million senior unsecured term loan agreement, maturing in December 2026. In March 2026, the Company and the lender executed an amendment providing lender consent to the consummation of the Merger. As of March 31, 2026, AES had $300 million in outstanding drawings under the loan agreement.
Senior Unsecured Term Loan due December 2026 — In June 2025, the Company executed a $500 million senior unsecured term loan agreement, maturing in June 2026. In November 2025, the Company executed an amendment extending the maturity date of the loan agreement to December 2026. In March 2026, the Company and the lender executed an amendment providing lender consent to the consummation of the Merger. As of March 31, 2026, AES had $500 million in outstanding drawings under the loan agreement.
Senior Notes due 2032 — In March 2025, the Company issued $800 million aggregate principal of 5.80% senior notes due in 2032. The Company used the proceeds from this issuance to purchase via tender offer a portion of its 3.30% senior notes due in 2025. As a result of the latter transaction, the Company recognized a gain on extinguishment of debt of $2 million.
Commercial Paper Program — In March 2023, the Company established a commercial paper program under

19 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. In April 2025, the Company executed agreements to increase the maximum aggregate face amount to $1.5 billion outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The commercial paper program is backed by the Company's $1.8 billion in revolving credit facilities, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. During the three months ended March 31, 2026, the Company borrowed approximately $15.5 billion and repaid approximately $15.5 billion under the commercial paper program, with average daily outstanding borrowings of $1.1 billion. As of March 31, 2026, the Company had $120 million in outstanding borrowings under the commercial paper program with a weighted average interest rate of 4.18%. The Notes are classified as current.
Revolving Credit Facilities — In December 2024, AES executed a $300 million senior unsecured revolving credit facility, maturing in December 2026. The aggregate commitment under its previously existing revolving credit facility is $1.5 billion and matures in August 2027. In March 2026, the Company executed amendments to each facility. Collectively, these amendments modify certain change of control provisions to permit direct or indirect ownership of the Company by Global Infrastructure Management, LLC, EQT Fund Management S.à r.l., Qatar Investment Authority, and certain investment vehicles affiliated with any of the foregoing or with funds, accounts, or other entities managed, advised, or controlled by any of the foregoing. As of March 31, 2026, AES had $445 million in outstanding drawings under its revolving credit facilities.
Non-Recourse Debt — Non-recourse debt represents debt issued by one of our subsidiaries and is only required to be repaid solely from the subsidiary's assets. Repayments of the loans, and interest thereon, are secured solely by the capital stock, physical assets, contracts, and cash flows of that subsidiary, and the Parent Company is not otherwise liable for such debt. Non-recourse debt balances on the Condensed Consolidated Balance Sheet includes $1.3 billion of current and $11.5 billion of noncurrent non-recourse debt related to VIEs as of March 31, 2026.
During the three months ended March 31, 2026, the Company’s subsidiaries did not have any significant debt issuances.
AES Pacifico Chile — During the years ended December 31, 2025 and 2024, several renewables development projects owned by AES Pacifico Chile executed project financing agreements with aggregate commitments of up to $1.7 billion to support the development and construction of wind and solar plants. As of March 31, 2026, there were $1.1 billion in borrowings under the agreements, maturing in 2029 and 2030.
AES Puerto Rico Solar — The Marahu project, 70% owned by AES, is currently constructing the Salinas and Jobos renewables projects in Puerto Rico, including both solar and energy storage facilities. In July 2025, the Marahu project executed a tax credit transfer bridge loan agreement for total commitments of $230 million, at interest rates of SOFR plus a margin of 1.25% to 2.25%, maturing in April 2027. As of March 31, 2026, there was $209 million in borrowings under the agreement.
In October 2024, the Marahu project obtained a loan guarantee for $861 million from the U.S. Department of Energy and began drawing on the loan in the first quarter of 2025. As of March 31, 2026, there was $880 million, inclusive of capitalized interest, in outstanding borrowings, maturing in 2049. The remainder of the loan will be drawn upon as required to fund construction costs.
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
AES Clean Energy — In December 2024, Bellefield 2 Seller, LLC executed a construction tax equity bridge, and letter of credit financing agreement for commitments of up to $1.7 billion. As of March 31, 2026, there were $901 million in borrowings at an interest rate of 5.07% maturing in 2026 and $381 million in borrowings under the facilities at an interest rate of 5.21%, maturing in 2027.

20 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement in 2022 whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and energy storage projects that are owned by the Issuers. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. As of March 31, 2026, the aggregate principal outstanding for the Co-Issuers was $3.3 billion. The aggregate carrying amount of notes at AES Clean Energy Development and AES Renewable Holdings was $2.5 billion as of March 31, 2026.
AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements for revolving credit facilities in 2021 and subsequent amendments in the following years for aggregate commitments of up to $4 billion with maturity dates in May and June 2028. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used and net of repayments, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $646 million in 2026, resulting in total commitments used under the revolving credit facilities, as of March 31, 2026, of $2.3 billion at consolidated subsidiaries. As of March 31, 2026, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $2.5 billion.
AES Puerto Rico — On June 1, 2023, AES Puerto Rico was unable to pay principal and interest obligations on its Series A Bond Loans due to insufficient funds resulting from financial difficulties at the business. AES Puerto Rico signed forbearance and standstill agreements with its noteholders in July 2023 because of the insufficiency of funds to meet these obligations. On March 5, 2024, AES Puerto Rico and its noteholders executed a financial restructuring, under which the $156 million (including interest) of 6.625% Series A Bond Loans due 2026 was exchanged for $112 million of 6.625% senior secured bonds due January 2028 and $44 million of preferred shares in AES Puerto Rico. The preferred shares bear interest at 3.125% and contains an option whereby AES may call the preferred shares to be converted into 99.9% of the ordinary shares of AES Puerto Rico between December 30, 2025 and December 30, 2027, or would have the option to settle the preferred shares in cash. AES Puerto Rico is required to make mandatory prepayments through cash sweeps based on excess cash (as defined in the loan agreements) available from operations on the senior secured bonds and preferred shares interest. The financial restructuring was accounted for as a troubled debt restructuring in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors” as AES Puerto Rico was experiencing financial difficulties and the lenders granted a concession. No gain was recognized as a result of this transaction. As of March 31, 2026, cash settlement of the preferred shares is contingent, as the amounts would not be required to be settled in cash if the option to settle the preferred shares with common shares is exercised.
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
As of March 31, 2026 and December 31, 2025, approximately $533 million and $531 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. Of these amounts, $422 million and $451 million, respectively, were included within Restricted cash and $111 million and $80 million, respectively, were included within Debt service reserves and other deposits in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, approximately $152 million and $153 million, respectively, of the restricted cash balances were for collateral held to cover potential liability for current and future insurance claims being assumed by AGIC, AES' captive insurance company. Of total restricted cash and debt service reserves of $719 million, $393 million related to VIEs as of March 31, 2026
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $1.9 billion at March 31, 2026.
The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of March 31, 2026. Due to the defaults, these amounts are included in the current portion of non-recourse debt unless otherwise indicated:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets (Liabilities)
AES Ilumina (Puerto Rico)	Covenant	19	33

21 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
The above default is not a payment default, but is instead a technical default triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents of the subsidiary.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters and has an outstanding principal in excess of $200 million in default. As of March 31, 2026, the Company’s subsidiaries had no defaults which resulted in a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The Company had total outstanding balances of $805 million as of March 31, 2026. These agreements ranged from less than $1 million to $63 million with a weighted average interest rate of 6.34%. Of the amounts outstanding under supplier financing arrangements as of March 31, 2026, $620 million were guaranteed, including $103 million guaranteed by the Parent Company and $517 million guaranteed by subsidiaries.
The Company had total outstanding balances of $616 million as of December 31, 2025. These agreements ranged from less than $1 million to $51 million with a weighted average interest rate of 6.72%. Of the amounts outstanding under supplier financing arrangements as of December 31, 2025, $391 million were guaranteed, including $204 million guaranteed by the Parent Company and $187 million guaranteed by subsidiaries.
9. COMMITMENTS AND CONTINGENCIES
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
The following table summarizes the Parent Company’s consolidated contingent contractual obligations as of March 31, 2026. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure per individual agreement. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Parent Company Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments (1)	$3,773	24	<$1 — 1,117
Letters of credit under bilateral agreements	328	12	<$1 — 92
Letters of credit under the unsecured credit facilities	117	7	<$1 — 60
Letters of credit under the revolving credit facility	9	15	<$1 — 4
Total	$4,227	58
_____________________________

22 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
(1)Excludes payment obligation and commercial transaction arrangements entered into by the Parent Company on behalf of its consolidated subsidiaries, which relate to the Company's own future performance.
The following table summarizes our subsidiaries’ consolidated contingent contractual obligations as of March 31, 2026. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. Amounts presented in the following table represent our subsidiaries' current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure per individual agreement. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Subsidiary Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$2,503	40	< $1 — 439
Letters of credit under subsidiary credit facilities	1,955	391	< $1 — 85
Surety bonds	74	108	< $1 — 10
Total	$4,532	539
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of both March 31, 2026 and December 31, 2025, the Company recognized liabilities of $1 million for projected environmental remediation costs. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of March 31, 2026. Unasserted claims are not included in the range of potential losses related to environmental matters until it is probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be between $1 million and $5 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits, and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $14 million and $22 million as of March 31, 2026 and December 31, 2025, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2026. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities (including but not limited to tax disputes in Brazil and El Salvador); and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $98 million and $171 million. Included in this range is a reasonably possible legal contingency for environmental remediation costs related to Sul, a business the Company disposed of in 2016, estimated to be approximately R$15 million to R$60 million ($3 million to $11 million). The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.

23 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
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
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

	Three Months Ended March 31,
Operating Lease Revenue	2026	2025
Non-variable lease revenue	$85	$76
Variable lease revenue	17	15
Total lease revenue	$102	$91
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant, and equipment, net on the Condensed Consolidated Balance Sheets as of the dates indicated (in millions):

Property, Plant, and Equipment, Net	March 31, 2026	December 31, 2025
Gross assets	$1,954	$1,923
Less: Accumulated depreciation	(270)	(231)
Net assets	$1,684	$1,692
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, or lack of performance on energy delivery. The Company has not recognized any early terminations as of March 31, 2026. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of March 31, 2026 for the remainder of 2026 through 2030 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2026	$48	$77
2027	63	65
2028	63	1
2029	63	1
2030	63	—
Thereafter	943	—
Total	$1,243	$144
Less: Imputed interest	(646)
Present value of total lease receipts	$597

24 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
Battery Storage Lease Arrangements — The Company constructs and operates projects consisting only of a stand-alone BESS facility, as well as projects that pair a BESS with solar energy systems. These projects allow more flexibility on when to provide energy to the grid. The Company enters into PPAs for the full output of the facility which allow customers the ability to determine when to charge and discharge the BESS. Generally, these arrangements include both lease and non-lease elements under ASC 842, with the BESS component typically constituting a sales-type lease. Losses recognized on the commencement of sales-type leases primarily relate to the exclusion of the value of ITCs from the fair value of the renewable asset, which is used in the determination of the rate implicit in the lease. This results in a higher discount rate, which reduces the lease receivable to an amount below the carrying value of the associated lease asset, resulting in a pre-tax loss on commencement.
The following table presents variable lease revenue, interest income, and losses on commencement of sales-type leases in which the Company is the lessor, for the periods indicated (in millions):

	Three Months Ended March 31,
Sales-Type Leases	2026	2025
Variable lease revenue	$—	$1
Interest income	9	6
Net losses on commencement of sales-types leases (1)	(44)	(9)
_____________________________
(1)Gains and losses are recognized in Other income and Other expense, respectively, in the Condensed Consolidated Statements of Operations. See Note 15—Other Income and Expense for further information.
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
The following table is a reconciliation of changes in redeemable stock of subsidiaries for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Balance at the beginning of the period	$2,824	$938
Net income (loss)	(1)	30
Reclassification of redeemable stock of subsidiaries to noncontrolling interests	—	(38)
Distributions to holders of redeemable stock of subsidiaries	(39)	(31)
Acquisitions of redeemable stock of subsidiaries	(1)	—
Issuance of preferred shares in subsidiaries	112	—
Balance at the end of the period	$2,895	$899

25 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the dates indicated (in millions):

	March 31, 2026	December 31, 2025
IPALCO common stock	$1,004	$1,003
AES Ohio common stock	605	595
AES Global Insurance preferred stock	481	472
Bellefield 2 Equity Holdings preferred stock	256	249
AES DevCo HoldCo preferred stock	204	199
Desarrollos Renovables preferred stock	192	78
AES Clean Energy tax equity partnerships	153	228
Total redeemable stock of subsidiaries	$2,895	$2,824
Desarrollos Renovables — In March 2026, AES Pacifico and Global Infrastructure Management, LLC (“GIP”) executed an extension of the renewables partnership originally established in the third quarter of 2025. Under the extension, AES Pacifico contributed the Cristales, Pampas, and Atacama Solar renewables projects to Desarrollos Renovables, and GIP contributed an additional $112 million to maintain its 49% ownership interest, resulting in an increase to Redeemable stock of subsidiaries. AES Pacifico retained a 51% ownership interest in Desarrollos Renovables. The agreement contains certain redemption features that expire upon certain agreed-upon project milestones being achieved. While not currently in effect, the redemption features are not solely in AES’ control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded it is probable that these projects will reach the specified milestones. Therefore, the noncontrolling ownership interests are not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. Desarrollos Renovables is reported in the Renewables SBU reportable segment.
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
In some cases, these agreements contain certain partnership rights, though not currently in effect, which may enable the tax equity investor to exit in the future. As a result, the noncontrolling ownership interest is considered temporary equity. Some of these tax equity partnership agreements have redemption features dependent upon the passage of time, therefore the noncontrolling ownership interests are probable of becoming redeemable. As of March 31, 2026, the carrying values of these noncontrolling ownership interests exceeded the redemption values, therefore no adjustments to the carrying values were necessary. Certain other tax equity partnership agreements have redemption features that expire upon certain agreed-upon project milestones being achieved. The Company has concluded it is probable that these projects will reach the specified milestones, therefore the noncontrolling ownership interests are not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.
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
12. EQUITY
Equity Transactions with Noncontrolling Interests
Cochrane — In February 2026, AES Andes acquired all of the outstanding preferred shares in Cochrane for $29 million, increasing AES’ effective ownership in Cochrane to 99.6%. Cochrane is reported in the Energy Infrastructure SBU reportable segment.
AES Indiana Petersburg Energy Center — In February 2026, AES Indiana sold additional noncontrolling interests in the Petersburg Energy Center project to the tax equity investor, resulting in a $120 million increase to NCI. AES Indiana is reported in the Utilities SBU reportable segment.
AES Clean Energy Tax Equity Partnerships — The majority of solar projects in the U.S. have been financed with tax equity structures, in which tax equity investors receive a portion of the economic attributes of the facilities,

26 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
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
Chile Renovables — In December 2023, Chile Renovables issued $275 million of preferred shares to Global Infrastructure Management, LLC (“GIP”), the proceeds of which are being used to fund the development of an additional pipeline of renewables projects. Under the terms of the operating agreement, GIP receives an escalating specified internal rate of return up until the point the projects reach commercial operations. As each project reaches commercial operations, the preferred shares convert to common stock and GIP may make additional contributions to maintain its 49% ownership interest. In February 2025, the Andes Solar 2a BESS project reached commercial operations. The preferred shares were converted to common stock and GIP made additional contributions of $14 million, resulting in an increase to NCI of $17 million and a decrease to additional paid-in capital of $3 million.
As the Company maintained control after these transactions, Chile Renovables continues to be consolidated by the Company within the Renewables SBU reportable segment.
The following table summarizes the net income (loss) attributable to The AES Corporation and all transfers (to) from noncontrolling interests for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Net income attributable to The AES Corporation	$487	$46
Transfers (to) from noncontrolling interest:
Increase (decrease) in The AES Corporation's paid-in capital for sale of subsidiary shares	(1)	(15)
Increase (decrease) in The AES Corporation's paid-in capital for acquisition of subsidiary shares	(1)	—
Net transfers (to) from noncontrolling interest	(2)	(15)
Change from net income attributable to The AES Corporation and transfers (to) from noncontrolling interests	$485	$31
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the three months ended March 31, 2026 (in millions):

	Foreign currency translation adjustments, net	Change in fair value of derivatives, net	Pension adjustments, net	Change in fair value option liabilities, net	Total
Balance at the beginning of the period	$(1,168)	$483	$(16)	$3	$(698)
Other comprehensive income before reclassifications	2	3	—	—	5
Amount reclassified to earnings	—	(4)	—	—	(4)
Other comprehensive income (loss)	2	(1)	—	—	1
Reclassification from NCI due to share repurchases	—	1	—	—	1
Balance at the end of the period	$(1,166)	$483	$(16)	$3	$(696)

27 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
Reclassifications out of AOCL are presented in the following table. The Company’s accounting policy for releasing the income tax effects from AOCL occurs on a portfolio basis. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Three Months Ended March 31,
	2026	2025
Change in fair value of derivatives, net
Non-regulated revenue	$1	$—
Non-regulated cost of sales	(2)	1
Interest expense	(2)	16
Foreign currency transaction gains (losses)	2	3
Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(1)	20
Income tax benefit (expense)	(1)	(6)
Net income (loss)	(2)	14
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	6	1
Net income (loss) attributable to The AES Corporation	$4	$15
Common Stock Dividends — The Parent Company paid dividends of $0.17595 per outstanding share to its common stockholders during the first quarter of 2026 for dividends declared in December 2025.
On February 19, 2026, the Board of Directors declared a quarterly common stock dividend of $0.17595 per share payable on May 15, 2026 to shareholders of record at the close of business on May 1, 2026.
13. SEGMENTS
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally. The management reporting structure is composed of four SBUs, mainly organized by technology, led by our Chief Executive Officer, who is our Chief Operating Decision Maker. Using the accounting guidance on segment reporting, the Company determined that its four operating segments are aligned with its four reportable segments corresponding to its SBUs. In March 2026, the Company announced changes in its internal management structure, including a change in its President. These changes did not result in a change to our Chief Operating Decision Maker or to the Company’s operating or reportable segments.
•Renewables — Solar, wind, energy storage, and hydro generation facilities;
•Utilities — AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities;
•Energy Infrastructure — Natural gas, LNG, coal, pet coke, diesel, and oil generation facilities; and
•New Energy Technologies — Investments in Fluence, Maximo, the AI Fund, and other new and innovative energy technology businesses.
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
Included in “Corporate and Other” are the results of AES Global Insurance Company, LLC ("AGIC"), AES' captive insurance company, corporate overhead costs which are not directly associated with the operations of our four reportable segments, and certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
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

28 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
(c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring; (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts; and (g) costs directly associated with the Merger, including, but not limited to, advisory, legal, and employee-related costs.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended March 31, 2026
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$820	$1,136	$1,256	$—	$3,212
Corporate and other					29
Eliminations					(61)
Total Revenue					$3,180
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	477	766	943	3
Other segment items (2)	74	101	7	18
Segment Adjusted EBITDA	$269	$269	$306	$(21)	$823
Reconciliation to income from continuing operations before taxes:
Corporate and other					(1)
Eliminations					5
Interest expense					(353)
Interest income					65
Depreciation, amortization, and accretion of AROs					(433)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					232
Income tax expense (benefit), interest expense (income), and depreciation, amortization, and accretion of AROs from equity affiliates					(33)
Interest income recognized under service concession arrangements					(13)
Unrealized derivatives, equity securities, and financial assets and liabilities gains					7
Unrealized foreign currency gains					20
Disposition/acquisition losses					(53)
Impairment losses					(10)
Loss on extinguishment of debt and troubled debt restructuring					(8)
Merger costs					(14)
Income from continuing operations before taxes					$234
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

29 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
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

	Three Months Ended March 31, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$666	$1,009	$1,320	$—	$2,995
Corporate and other					36
Eliminations					(105)
Total Revenue					$2,926
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	466	730	1,050	(1)
Other segment items (2)	39	56	16	26
Segment Adjusted EBITDA	$161	$223	$254	$(25)	$613
Reconciliation to income from continuing operations before taxes:
Corporate and other					(24)
Eliminations					2
Interest expense					(342)
Interest income					69
Depreciation, amortization, and accretion of AROs					(337)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					134
Income tax expense (benefit), interest expense (income), and depreciation, amortization, and accretion of AROs from equity affiliates					(36)
Interest income recognized under service concession arrangements					(15)
Unrealized derivatives, equity securities, and financial assets and liabilities gains					1
Unrealized foreign currency losses					7
Disposition/acquisition losses					(41)
Impairment losses					(33)
Loss on extinguishment of debt and troubled debt restructuring					(8)
Restructuring costs					(46)
Loss from continuing operations before taxes					$(56)
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

30 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
The Company uses long-lived assets as its measure of segment assets. Long-lived assets include amounts recorded in Property, plant, and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

Long-Lived Assets	March 31, 2026	December 31, 2025
Renewables SBU	$25,353	$23,945
Utilities SBU	9,652	9,464
Energy Infrastructure SBU	4,638	4,726
New Energy Technologies SBU	25	23
Corporate and Other	34	29
Long-Lived Assets	39,702	38,187
Current assets	6,110	6,502
Investments in and advances to affiliates	1,006	1,004
Debt service reserves and other deposits	120	89
Goodwill	342	342
Other intangible assets	2,019	2,040
Deferred income taxes	425	397
Loan receivable	730	755
Other noncurrent assets, excluding right-of-use assets for operating leases	2,365	2,452
Total Assets	$52,819	$51,768

	Depreciation, Amortization, and Accretion of AROs		Capital Expenditures
Three Months Ended March 31,	2026	2025	2026	2025
Renewables SBU	$181	$129	$1,411	$970
Utilities SBU	136	124	366	260
Energy Infrastructure SBU	112	81	28	28
New Energy Technologies SBU	1	—	1	1
Corporate and Other	3	3	4	2
Total	$433	$337	$1,810	$1,261

	Interest Income		Interest Expense		Net Equity in Earnings (Losses) of Affiliates
Three Months Ended March 31,	2026	2025	2026	2025	2026	2025
Renewables SBU	$25	$21	$125	$131	$(7)	$(9)
Utilities SBU	2	2	77	77	2	2
Energy Infrastructure SBU	35	41	65	74	15	4
New Energy Technologies SBU	—	2	—	—	(17)	(27)
Corporate and Other	3	3	86	60	(1)	(4)
Total	$65	$69	$353	$342	$(8)	$(34)

31 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended March 31, 2026
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$754	$21	$1,157	$—	$(32)	$1,900
Other non-regulated revenue (1)	66	1	99	—	—	166
Total non-regulated revenue	820	22	1,256	—	(32)	2,066
Regulated Revenue
Revenue from contracts with customers	—	1,105	—	—	—	1,105
Other regulated revenue	—	9	—	—	—	9
Total regulated revenue	—	1,114	—	—	—	1,114
Total revenue	$820	$1,136	$1,256	$—	$(32)	$3,180

	Three Months Ended March 31, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$620	$23	$1,222	$—	$(69)	$1,796
Other non-regulated revenue (1)	46	1	98	—	—	145
Total non-regulated revenue	666	24	1,320	—	(69)	1,941
Regulated Revenue
Revenue from contracts with customers	—	976	—	—	—	976
Other regulated revenue	—	9	—	—	—	9
Total regulated revenue	—	985	—	—	—	985
Total revenue	$666	$1,009	$1,320	$—	$(69)	$2,926
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $324 million and $374 million as of March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026 and 2025, we recognized revenue of $85 million and $7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a BOT contract and sold to the Vietnamese government, while we remain the operator for the duration of the 25-year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25-year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of March 31, 2026 and December 31, 2025, the loan receivable balance was $831 million and $862 million, respectively. Of these amounts, $101 million and $107 million were classified in Other current assets, and $730 million and $755 million in Loan receivable on the Condensed Consolidated Balance Sheets, respectively.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future revenue for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of March 31, 2026, the aggregate amount of transaction price allocated to remaining performance obligations was $322 million, primarily consisting of fixed consideration in development services contracts in the U.S., of which $183 million has been collected. We expect to recognize revenue of approximately $190 million in the remainder of 2026, $127 million in 2027, and the remainder thereafter.
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

32 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
remeasurement of contingent consideration, losses at commencement of sales-type leases, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

		Three Months Ended March 31,
		2026	2025
Other Income	Gain on remeasurement of contingent consideration (1)	$2	$1
	AFUDC (US Utilities)	2	1
	Gain on sale and disposal of assets	2	—
	Dividend income on investments	2	—
	Other income	4	5
	Total other income	$12	$7

Other Expense	Loss on commencement of sales-type leases (2)	$44	$9
	Loss on remeasurement of contingent consideration (1)	8	39
	Loss on sale and disposal of assets	1	3
	Other	5	1
	Total other expense	$58	$52
_______________________________
(1)    Related to certain remeasurements of contingent consideration, primarily on projects acquired at AES Clean Energy. See Note 3—Fair Value for further information about remeasurement to fair value.
(2)    Related to losses recognized at commencement of sales-type leases at AES Clean Energy. See Note 10—Leases for further information.
16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
AES Clean Energy Development Projects	$6	$31
Mong Duong	—	17
Other	6	1
Total	$12	$49
AES Clean Energy Development Projects — AES Clean Energy Development has a pipeline of U.S. renewables projects that are in various stages of development and construction. In some cases, if development efforts are not successful, the Company may abandon a particular project, writing off all the intangible assets and capitalized development costs incurred. The fair value of each abandoned project with no salvage value is determined to be zero as there are no future projected cash flows. The Company recognized $6 million and $31 million of pre-tax asset impairment expense related to the write-off of projects that were determined to be no longer viable during the three months ended March 31, 2026 and 2025, respectively. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). The carrying amount of the Mong Duong disposal group, which primarily consisted of our loan receivable from the sale of the power plant to the Vietnamese government, in subsequent periods exceeded the expected sales proceeds and as a result, the Company recognized pre-tax impairment expense of $17 million during the three months ended March 31, 2025. See Note 18—Held-for-Sale and Dispositions for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three months ended March 31, 2026 and 2025 were (17)% and (77)%, respectively. The difference between the Company’s effective tax rates for the 2026 and 2025 periods and the U.S. statutory tax rate of 21% related primarily to foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, valuation allowance, the impacts of U.S. investment tax credits (“ITCs”), and noncontrolling interest in our U.S. subsidiaries.
For the three months ended March 31, 2026, the Company recorded discrete tax benefit of approximately $27 million associated with the merger of Cochrane into AES Andes and discrete tax expense of approximately $36 million resulting from allocations of losses to tax equity investors on renewables projects.

33 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
For the three months ended March 31, 2025, the Company recognized discrete tax expense of approximately $26 million resulting from allocations of losses to tax equity investors on renewables projects.
18. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
JK Projects — In April 2025, the Company executed an agreement to contribute the Jemeiwaa Ka’I wind projects (“JK Projects”) to two trusts. After closing the transaction, the Company will retain 51% ownership in the trusts, which will be accounted for as equity method investments. The transaction is expected to close in 2026. As a result, the JK Projects were classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. Since the fair value exceeded the carrying value, no impairment was recorded. On a consolidated basis, the carrying value of the JK Projects as of March 31, 2026 was $48 million, including $20 million of intangible assets and $18 million of CWIP. The JK Projects are reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). The sale was subject to regulatory approval and, as of March 31, 2025, Mong Duong was classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. Since the carrying value exceeded the fair value less cost to sell, the Company recognized pre-tax impairment expense of $17 million during the three months ended March 31, 2025. The agreement expired in November 2025 and the sale did not close, therefore Mong Duong was classified as held and used as of March 31, 2026. See Note 16—Asset Impairment Expense for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three months ended March 31, 2026 and 2025, where income represents the numerator and weighted-average shares represent the denominator.

Three Months Ended March 31,	2026			2025
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$487	713	$0.68	$46	711	$0.07
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	—	—	2	—
DILUTED EARNINGS PER SHARE	$487	715	$0.68	$46	713	$0.07

Anti-Dilutive Securities — The calculation of diluted earnings per share excluded 3 million outstanding stock awards for both the three months ended March 31, 2026 and 2025, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.

34 | Notes to Condensed Consolidated Financial Statements | March 31, 2026 and 2025
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
As part of the quarterly diluted earnings per share calculation, AES evaluates whether (1) average cash basis quarterly net income in a given quarter exceeds the threshold or (2) aggregate distributions made to the investor for the related distribution period exceed such target distribution amount. If either condition is met, no Shortfall Stock will be included in the diluted earnings per share calculation. As of March 31, 2026, the average cash basis quarterly net income condition was met, and therefore, no shares are included in the calculation of diluted EPS.
20. RESTRUCTURING
In February 2025, the Company approved and initiated a restructuring program to streamline our organization given the significantly lower number of countries that we operate in. Additionally, we right-sized our development company to focus on executing on the backlog and pursuing larger but fewer projects to better serve our core customers. No restructuring charges were recognized during the three months ended March 31, 2026. From inception, the cumulative amount of restructuring costs incurred to date as of March 31, 2026 was $54 million.
During the three months ended March 31, 2025, pre-tax restructuring charges related to employee severance costs were $48 million, of which $40 million was classified within Cost of sales and $8 million was classified as General and administrative expenses on the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025, $17 million was recognized at the Energy Infrastructure SBU, $16 million at the Renewables SBU, $5 million at the Utilities SBU, and $10 million at Corporate and Other.
As of December 31, 2025, $5 million of pre-tax restructuring charges were reflected within Accrued and other liabilities on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026, the Company made cash payments of $3 million. As of March 31, 2026, $2 million of pre-tax restructuring charges were reflected within Accrued and other liabilities on the Condensed Consolidated Balance Sheets.

35 | The AES Corporation | March 31, 2026 Form 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2025 Form 10-K.
Forward-Looking Information
The following discussion may contain forward-looking statements regarding us, our business, prospects, and our results of operations, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•the completion of the proposed transaction between AES and Horizon Parent, L.P. (the “Transaction”) on the anticipated terms and timing;
•the risk that the conditions to the completion of the Transaction, including obtaining required Stockholder and regulatory approvals, are not satisfied in a timely manner or at all;
•potential litigation relating to the Transaction, including resulting expense or delay, and the effects of any outcomes related thereto;
•the risk that disruptions from the Transaction will harm AES’ business, including current plans and operations;
•the ability of AES to retain and hire key personnel through the consummation of the Transaction;
•potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Transaction;
•continued availability of capital and financing, and rating agency actions;
•certain restrictions during the pendency of the Transaction that may impact AES’ ability to pursue certain business opportunities or strategic transactions;
•significant transaction costs associated with the Transaction;
•the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•the occurrence of any event, change, or other circumstance that could give rise to the termination of the Transaction, including in circumstances requiring AES to pay a termination fee or other expenses;
•competitive responses to the Transaction;
•the economic climate, particularly the state of the economy in the areas in which we operate, which impacts demand for electricity in many of our key markets, including the fact that the global economy faces considerable uncertainty for the foreseeable future, which further increases many of the risks discussed in our 2025 Form 10-K;
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

36 | The AES Corporation | March 31, 2026 Form 10-Q
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

37 | The AES Corporation | March 31, 2026 Form 10-Q
•losses on the sale or write-down of assets due to impairment events or changes in management intent with regard to either holding or selling certain assets;
•changes in accounting standards, corporate governance, and securities law requirements;
•our ability to maintain effective internal control over financial reporting;
•our ability to remediate any future material weakness;
•our ability to attract and retain talented directors, management, and other personnel;
•cyber-attacks and information security breaches; and
•data privacy.
These factors, in addition to others described in Item 1A.—Risk Factors of this Form 10-Q, Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K and subsequent filings with the SEC, should not be construed as a comprehensive listing of factors that could cause results to vary from our forward-looking information.
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
Overview of Our Business
We are a diversified power generation and utility company organized into the following four SBUs, mainly organized by technology: Renewables (solar, wind, energy storage, and hydro generation facilities), Utilities (AES Indiana, AES Ohio, and AES El Salvador regulated utilities and their generation facilities), Energy Infrastructure (natural gas, LNG, coal, pet coke, diesel, and oil generation facilities), and New Energy Technologies (investments in Fluence, Maximo, the AI Fund, and other new and innovative energy technology businesses). For additional information regarding our business, see Item 1.—Business of our 2025 Form 10-K.
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
Proposed Merger
On March 1, 2026, The AES Corporation (the “Company” or “AES”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger. Parent is jointly controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. For further details on this proposed transaction, see Item 1A.—Risk Factors and Note 1—Financial Statement Presentation included in Item 1.—Financial Statements of this Form 10-Q.
Executive Summary
Compared with last year, first quarter net income increased $348 million, from a net loss of $73 million to net income of $275 million. This increase is the result of higher contributions from development services in the U.S., higher retail margin and transmission and rider revenues at AES Ohio and AES Indiana, income tax benefit in the current year compared to income tax expense in the prior year, one-time costs in the prior year and lower costs in the current year due to the Company’s restructuring program in February 2025, and lower impairment expense.
Adjusted EBITDA, a non-GAAP measure, increased $236 million, from $591 million to $827 million, driven by higher contributions from development services in the U.S. and renewables projects placed in service, higher

38 | The AES Corporation | March 31, 2026 Form 10-Q
contributions from the Energy Infrastructure SBU primarily due to higher energy and capacity sales and prices in the spot market and the increase in ownership of Cochrane, and higher retail margin at AES Ohio and AES Indiana; partially offset by the impact of the AES Ohio and AGIC selldowns.

Accelerating the future of energy, together.

Business Overview

153 Generation Facilities	6 Utility Companies
34,889 Gross MW	35,052 GWH (2)

Operating Margin
(in millions)

$640
$441
Q1 2026
Q1 2025

Net Income
(in millions)

$275
$(73)
Q1 2026
Q1 2025

Adjusted EBITDA [1]
(in millions)

$827
$591
Q1 2026
Q1 2025

Operating Cash Flow
(in millions)

$1,201
$545
Q1 2026
Q1 2025

Key events in 2026

- Our PPA backlog, which consists of projects with signed contracts, but which are not yet operational, is 12.6 GW, including 5.6 GW under construction. Year-to-date, we:
  - Completed the construction of 150 MW of renewables; and
  - Signed or were awarded new long-term PPAs for 735 MW.

Under construction

5,600
MW

Energy Storage 39%
Solar 31%
Wind 30%

Contracted renewable backlog not yet under construction

6,990
MW

Wind 23%
Energy Storage 14%
Solar 63%

(1) Non-GAAP measure. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2025.

39 | The AES Corporation | March 31, 2026 Form 10-Q
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025	$ change	% change
Revenue:
Renewables SBU	$820	$666	$154	23%
Utilities SBU	1,136	1,009	127	13%
Energy Infrastructure SBU	1,256	1,320	(64)	-5%
New Energy Technologies SBU	—	—	—	—%
Corporate and Other	29	36	(7)	-19%
Eliminations	(61)	(105)	44	42%
Total Revenue	3,180	2,926	254	9%
Operating Margin:
Renewables SBU	163	73	90	NM
Utilities SBU	233	155	78	50%
Energy Infrastructure SBU	201	189	12	6%
New Energy Technologies SBU	(3)	—	(3)	NM
Corporate and Other	65	58	7	12%
Eliminations	(19)	(34)	15	44%
Total Operating Margin	640	441	199	45%
General and administrative expenses	(55)	(77)	22	-29%
Interest expense	(353)	(342)	(11)	3%
Interest income	65	69	(4)	-6%
Loss on extinguishment of debt	(8)	(8)	—	—%
Other expense	(58)	(52)	(6)	12%
Other income	12	7	5	71%
Loss on disposal and sale of business interests	—	(1)	1	-100%
Asset impairment expense	(12)	(49)	37	-76%
Foreign currency transaction gains (losses)	11	(10)	21	NM
Income tax benefit (expense)	41	(17)	58	NM
Net equity in losses of affiliates	(8)	(34)	26	-76%
NET INCOME (LOSS)	275	(73)	348	NM
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	212	119	93	78%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$487	$46	$441	NM
Net cash provided by operating activities	$1,201	$545	$656	NM
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

40 | The AES Corporation | March 31, 2026 Form 10-Q
Consolidated Revenue and Operating Margin
Three Months Ended March 31, 2026
Revenue
(in millions)
Consolidated Revenue — Revenue increased $254 million, or 9%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven by:
•$154 million at Renewables mainly driven by $63 million due to development services in the U.S., $37 million due to new projects placed in service mainly in the U.S, $19 million higher revenues under our retail supply agreements, a $17 million favorable impact from changes in mark-to-market of energy derivatives in the U.S., and $16 million due to higher contracted and spot sales in Chile;
•$127 million at Utilities mainly driven by $63 million due to higher transmission and rider revenues, $46 million due to higher retail rates as a result of AES Ohio’s 2024 DRC Settlement in November 2025, and a $19 million increase in wholesale revenues at AES Indiana driven by higher load requirements and increased capacity from new renewables projects placed in service; and
•$37 million at Corporate, Other and Eliminations mainly driven by lower eliminations of inter-segment revenue.
These favorable impacts were partially offset by a decrease of $64 million at Energy Infrastructure mainly driven by $146 million lower contracted sales volume and prices, and $8 million of prior year net derivative gains as part of our commercial hedging strategy; partially offset by $56 million of higher energy and capacity sales and prices in the spot market, and $34 million of higher LNG sales.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $199 million, or 45%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven by:
•$90 million at Renewables mainly driven by $55 million due to development services in the U.S., $29 million of higher contracted margin in Chile and Colombia, a $17 million favorable impact from changes in mark-to-market of energy derivatives in the U.S., and $16 million due to one-time restructuring costs incurred in the prior year; partially offset by a $17 million impact from lower spot prices in Colombia;
•$78 million at Utilities mainly driven by $38 million due to higher retail rates as a result of AES Ohio’s 2024 DRC Settlement in November 2025, and a $37 million increase due to higher transmission and rider

41 | The AES Corporation | March 31, 2026 Form 10-Q
revenues;
•$22 million at Corporate, Other and Eliminations mainly driven by lower reinsurance program costs and lower reserve for losses at AGIC, and lower allocation of IT and other costs to the businesses; and
•$12 million at Energy Infrastructure mainly driven by $29 million higher energy and capacity sales and prices in the spot market, $14 million lower fixed costs mainly due to the 2025 restructuring, $4 million due to higher net unrealized derivative gains, $3 million driven by higher LNG sales; partially offset by $24 million higher depreciation at Maritza due to the useful life reassessment in the prior year, and $13 million driven by lower contracted capacity and contract prices.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $22 million, or 29%, to $55 million for the three months ended March 31, 2026, compared to $77 million for the three months ended March 31, 2025, primarily due to a $20 million decrease in business development costs, $8 million of one-time costs, and $4 million lower people costs, all driven by the Company's restructuring program in February 2025; partially offset by $11 million of costs related to the Merger.
Interest expense
Interest expense increased $11 million, or 3%, to $353 million for the three months ended March 31, 2026, compared to $342 million for the three months ended March 31, 2025. This increase is primarily due to higher interest expense at the Parent Company due to a higher weighted average interest rate and debt balance as well as the impact of a prior year realized gain on a de-designated interest rate swap, and lower capitalized interest at the Renewables SBU due to fewer projects under construction; partially offset by lower debt balances at the Energy Infrastructure SBU and Renewables SBU.
Asset impairment expense
Asset impairment expense decreased $37 million, or 76%, to $12 million for the three months ended March 31, 2026, compared to $49 million for the three months ended March 31, 2025. The decrease was due to lower impairment expense of $25 million at AES Clean Energy Development due to the write-off of project development intangibles and capitalized development costs for projects that were determined to be no longer viable and a prior year impairment of $17 million at Mong Duong associated with the held-for-sale classification due to the carrying amount of the Mong Duong disposal group exceeding the expected sales proceeds.
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)

	Three Months Ended March 31,
(in millions)	2026	2025
Argentina	$10	$—
Corporate	2	(2)
Chile	(1)	(11)
Other	—	3
Total (1)	$11	$(10)
___________________________________________
(1)Includes losses of $9 million and $3 million on foreign currency derivative contracts for the three months ended March 31, 2026 and 2025, respectively.
The Company recognized net foreign currency transaction gains of $11 million for the three months ended March 31, 2026, primarily driven by unrealized gains due to the appreciation of the Argentine peso.
The Company recognized net foreign currency transaction losses of $10 million for the three months ended March 31, 2025, primarily driven by unrealized losses due to the depreciation of the Chilean peso.

42 | The AES Corporation | March 31, 2026 Form 10-Q
Income tax benefit (expense)
Income tax benefit was $41 million for the three months ended March 31, 2026, compared to income tax expense of $17 million for the three months ended March 31, 2025. The Company’s effective tax rates were (17)% and (77)% for the three months ended March 31, 2026 and 2025, respectively. The current quarter effective tax rate was impacted by the benefit associated with ITCs, partially offset by tax expense resulting from allocations of losses to tax equity investors on renewables projects.
The prior year effective tax rate was impacted by tax expense resulting from allocations of losses to tax equity investors on renewables projects, as well as the impacts associated with ITCs.
Our effective tax rate reflects the tax effect of significant operations outside the U.S., which are generally taxed at rates different than the U.S. statutory rate of 21%. Furthermore, our foreign earnings may be subjected to incremental U.S. taxation under the NCTI rules. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.
Net equity in losses of affiliates
Net equity in losses of affiliates decreased $26 million, or 76%, to $8 million for the three months ended March 31, 2026, compared to $34 million for the three months ended March 31, 2025. This decrease was primarily driven by higher earnings from Enadom, as well as lower losses from Uplight after equity method accounting was suspended in the fourth quarter of 2025.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries increased $93 million to $212 million for the three months ended March 31, 2026, compared to $119 million for the three months ended March 31, 2025. This increase was primarily due to an increase of $153 million at AES Clean Energy primarily attributable to higher allocation of losses to tax equity investors on projects placed in service and a $9 million impact due to the acquisition of the remaining shares of Cochrane, partially offset by a decrease of $23 million at AES Indiana primarily related to higher allocation of losses to tax equity investors for the Pike County BESS project in the prior year, and impacts of $13 million from the AES Ohio selldown, $9 million from the AGIC selldown, and $7 million at Mong Duong primarily due to a prior-year impairment.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation increased $441 million to $487 million for the three months ended March 31, 2026, compared to $46 million for the three months ended March 31, 2025. This increase was primarily due to:
•Higher contributions from renewables projects placed in service of $182 million;
•Higher income tax benefit of $66 million due to a lower effective tax rate;
•Higher margins from the Renewables SBU of $53 million, excluding one-time restructuring costs in the prior year, primarily due to increases from development services in the U.S., higher contracted margin in Chile and Colombia, and net favorable impact from changes in mark-to-market of energy derivatives in the U.S., partially offset by lower spot prices in Colombia;
•One-time restructuring costs of $46 million in the prior year;
•Higher margins from the Utilities SBU of $44 million, excluding one-time restructuring costs in the prior year, primarily due to the 2024 DRC Settlement and higher transmission revenues at AES Ohio and higher rider revenues at AES Indiana;
•Lower long-lived asset impairments in the current year of $23 million;
•Lower net equity in losses of affiliates of $23 million primarily related to the suspension of equity method accounting at Uplight in the fourth quarter of 2025 and higher earnings at Enadom;
•Higher margins from the Energy Infrastructure SBU of $12 million, excluding one-time restructuring costs in the prior year, primarily due to higher energy and capacity sales and prices in the spot market, higher net derivative gains, and higher LNG sales, partially offset by higher depreciation at Maritza due to the useful life reassessment in the prior year and lower contracted capacity and contract prices; and

43 | The AES Corporation | March 31, 2026 Form 10-Q
•Foreign currency gains of $12 million compared to prior year losses of $9 million primarily related to unrealized gains due to the appreciation of the Argentine peso in the current year and the depreciation of the Chilean peso in the prior year.
These drivers were partially offset by:
•Lower income of $20 million due to allocations of earnings to noncontrolling interest holders under profit-sharing arrangements based on stated internal rates of return.
SBU Performance Analysis
Non-GAAP Measures
EBITDA, Adjusted EBITDA, and Adjusted PTC are non-GAAP supplemental measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts, and lenders.
Beginning in the first quarter of 2026, the Company no longer discloses Adjusted EPS or Adjusted EBITDA with Tax Attributes. Both metrics are subject to significant variability in the effect of Production Tax Credits (“PTCs”), Investment Tax Credits (“ITCs”), and depreciation tax deductions allocated to tax equity investors, as well as the tax benefit recorded from tax credits retained or transferred to third parties. As a result, the Company determined that these metrics are no longer as relevant to investors and Adjusted EBITDA better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments.
On March 1, 2026, the Company entered into the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger. See Note 1—Financial Statement Presentation—Proposed Merger included in Item 1.—Financial Statements of this Form 10-Q for further information. During the first quarter of 2026, the Company updated the definitions of Adjusted EBITDA and Adjusted PTC to exclude costs directly associated with the Merger, including but not limited to, advisory, legal, and employee-related costs. This discrete, strategic transaction would result in significant incremental costs above normal operations, and the inclusion of such costs would result in a lack of comparability in our results of operations and could be misleading to investors. We believe excluding these costs associated with the Merger better reflects the underlying business performance of the Company.
During the first quarter of 2025, the Company updated the definition of Adjusted EBITDA and Adjusted PTC to exclude costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts. These restructuring initiatives to streamline our organization and right-size our development company would result in significant incremental costs above normal operations, and the inclusion of such costs would result in a lack of comparability in our results of operations and could be misleading to investors. We believe excluding these costs associated with a major restructuring initiative better reflects the underlying business performance of the Company.

44 | The AES Corporation | March 31, 2026 Form 10-Q
EBITDA and Adjusted EBITDA
We define EBITDA as earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs. We define Adjusted EBITDA as EBITDA adjusted for the impact of NCI and interest, taxes, depreciation, and amortization of our equity affiliates, adding back interest income recognized under service concession arrangements, and excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring; (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts; and (g) costs directly associated with the Merger, including, but not limited to, advisory, legal, and employee-related costs.
In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted EBITDA includes the other components of our Condensed Consolidated Statements of Operations, such as general and administrative expenses in Corporate and Other as well as business development costs, other expense and other income, realized foreign currency transaction gains and losses, and net equity in earnings (losses) of affiliates.
The GAAP measure most comparable to EBITDA and Adjusted EBITDA is Net income. We believe that EBITDA and Adjusted EBITDA better reflect the underlying business performance of the Company. Adjusted EBITDA is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests, retire debt, implement restructuring initiatives, or consummate the Merger, and the variability of allocations of earnings to tax equity investors, which affect results in a given period or periods. In addition, each of these metrics represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and overall complexity, the Company concluded that Adjusted EBITDA is a more transparent measure than Net income that better assists investors in determining which businesses have the greatest impact on the Company’s results.
EBITDA and Adjusted EBITDA should not be construed as alternatives to Net income, which is determined in accordance with GAAP.

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA (in millions)	2026	2025
Net income (loss)	$275	$(73)
Income tax expense (benefit)	(41)	17
Interest expense	353	342
Interest income	(65)	(69)
Depreciation, amortization, and accretion of AROs	433	337
EBITDA	$955	$554
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(232)	(134)
Less: Income tax expense (benefit), interest expense (income) and depreciation, amortization, and accretion of AROs from equity affiliates	33	36
Interest income recognized under service concession arrangements	13	15
Unrealized derivatives, equity securities, and financial assets and liabilities gains	(7)	(1)
Unrealized foreign currency gains	(20)	(7)
Disposition/acquisition losses	53	41
Impairment losses	10	33
Loss on extinguishment of debt and troubled debt restructuring	8	8
Restructuring costs	—	46
Merger costs	14	—
Adjusted EBITDA (1)	$827	$591
______________________________
(1)        The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA. NCI also excludes amounts allocated to preferred shareholders during the construction phase before a project becomes operational, as this is akin to a financing arrangement.

45 | The AES Corporation | March 31, 2026 Form 10-Q
Adjusted PTC
We define Adjusted PTC as pre-tax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring; (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts; and (g) costs directly associated with the Merger, including, but not limited to, advisory, legal, and employee-related costs. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.
Adjusted PTC reflects the impact of NCI and excludes the items specified in the definition above. In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted PTC includes the other components of our Condensed Consolidated Statements of Operations, such as general and administrative expenses in Corporate and Other as well as business development costs, interest expense and interest income, other expense and other income, realized foreign currency transaction gains and losses, and net equity in earnings (losses) of affiliates.
The GAAP measure most comparable to Adjusted PTC is Income from continuing operations attributable to The AES Corporation. We believe that Adjusted PTC better reflects the underlying business performance of the Company and is a relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, and strategic decisions to dispose of or acquire business interests, retire debt, implement restructuring initiatives, or consummate the Merger, which affect results in a given period or periods. In addition, Adjusted PTC represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure than Income from continuing operations attributable to The AES Corporation that better assists investors in determining which businesses have the greatest impact on the Company’s results.
Adjusted PTC should not be construed as an alternative to Income from continuing operations attributable to The AES Corporation, which is determined in accordance with GAAP.

46 | The AES Corporation | March 31, 2026 Form 10-Q

	Three Months Ended March 31,
Reconciliation of Adjusted PTC (in millions)	2026	2025
Income from continuing operations, net of tax, attributable to The AES Corporation	$487	$46
Income tax benefit from continuing operations attributable to The AES Corporation	(70)	(4)
Pre-tax contribution	417	42
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	(7)	(5)
Unrealized foreign currency gains	(20)	(7)
Disposition/acquisition losses	53	42
Impairment losses	10	33
Loss on extinguishment of debt and troubled debt restructuring	11	10
Restructuring costs	—	46
Merger costs	14	—
Adjusted PTC	$478	$161
Renewables SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating Margin	$163	$73	$90	NM
Adjusted EBITDA (1)	269	161	108	67%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended March 31, 2026 increased $90 million, primarily driven by $55 million due to development services in the U.S., $29 million of higher contracted margin in Chile and Colombia, a $17 million favorable impact from changes in mark-to-market of energy derivatives in the U.S., and $16 million due to one-time restructuring costs incurred in the prior year; partially offset by a $17 million impact from lower spot prices in Colombia.
Adjusted EBITDA for the three months ended March 31, 2026 increased $108 million, primarily due to the drivers above, adjusted for NCI, unrealized derivatives, restructuring costs, and depreciation and amortization.

47 | The AES Corporation | March 31, 2026 Form 10-Q
Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating Margin	$233	$155	$78	50%
Adjusted EBITDA (1)	269	223	46	21%
Adjusted PTC (1) (2)	159	121	38	31%
____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.
Operating Margin for the three months ended March 31, 2026 increased $78 million, primarily driven by $38 million due to higher retail rates as a result of AES Ohio’s 2024 DRC Settlement in November 2025, including the impact of certain riders now incorporated into base rates, and a $37 million increase due to higher transmission and rider revenues.
Adjusted EBITDA for the three months ended March 31, 2026 increased $46 million, primarily due to the drivers above and adjusted for NCI, including the impact of the AES Ohio selldown in the second quarter of 2025.
Adjusted PTC for the three months ended March 31, 2026 increased $38 million due to the drivers above.
Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating Margin	$201	$189	$12	6%
Adjusted EBITDA (1)	306	254	52	20%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended March 31, 2026 increased $12 million, primarily driven by $29 million higher energy and capacity sales and prices in the spot market, $14 million lower fixed costs mainly due to the 2025 restructuring, $4 million due to higher net derivative gains, and $3 million driven by higher LNG sales; partially offset by $24 million of higher depreciation at Maritza due to the useful life reassessment in the prior year, and $13 million driven by lower contracted capacity and contract prices.
Adjusted EBITDA for the three months ended March 31, 2026 increased $52 million, primarily due to the drivers above, adjusted for unrealized derivatives and restructuring costs, as well as higher depreciation at Maritza due to the useful life reassessment in the prior year and the increase in ownership of Cochrane.
New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating Margin	$(3)	$—	$(3)	NM
Adjusted EBITDA (1)	(21)	(25)	4	16%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended March 31, 2026 decreased $3 million, with no material drivers.
Adjusted EBITDA for the three months ended March 31, 2026 increased $4 million, primarily due to lower losses from Uplight of $6 million after equity method accounting was suspended in the fourth quarter of 2025.
Key Trends and Uncertainties
During 2026 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses, and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the

48 | The AES Corporation | March 31, 2026 Form 10-Q
challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation, and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.—Risk Factors of our 2025 Form 10-K.
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
In 2024, Commerce and the U.S. International Trade Commission (“ITC”) initiated new AD/CVD investigations on solar cells and panels imported from Southeast Asia. On April 18, 2025, Commerce rendered final affirmative determinations and AD/CVD rates with respect to all four countries. On June 13, 2025, the ITC issued its determination that imports from Malaysia and Vietnam have injured the U.S. industry and that imports from Cambodia and Thailand threaten injury. Commerce then issued orders on June 24, 2025, implementing the AD/CVD rates, which will be subject to annual review by Commerce. There is ongoing litigation about these and related matters in the U.S. Court of International Trade ("CIT"). We do not expect these AD/CVD orders will have a negative impact on our business.
The U.S. also maintains tariffs under Section 301 of the Trade Act of 1974 (“Section 301”) on certain Chinese made lithium-ion batteries and related components utilized for energy storage systems, with such tariffs currently set at 25% effective January 1, 2026 (an increase from the previous rate of 7.5%). Commerce has also conducted AD/CVD investigations with respect to exports by China of natural and synthetic graphite used to make lithium-ion battery anode material. In March 2026, the ITC issued a negative determination in its companion investigation, and therefore no AD/CVD orders will issue on anode material from China.
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
On February 1, 2025, President Trump issued an Executive Order declaring a national emergency under the International Emergency Economic Powers Act (“IEEPA”) with respect to U.S. importation of fentanyl and imposing tariffs on Mexico, Canada, and China. On April 2, 2025, President Trump issued an Executive Order pursuant to IEEPA imposing reciprocal tariffs on almost all goods imported into the U.S. In February 2026, on review of lower court decisions declaring the tariffs unlawful, the Supreme Court issued a decision holding that IEEPA does not authorize tariffs. In response, President Trump issued new 10% tariffs on almost all trading partners under Section 122 of the Trade Act of 1974, which will expire on or about July 24, 2026. In parallel, the Office of the U.S. Trade Representative (“USTR”) initiated an investigation under Section 301 concerning possible persistent trade surpluses and unused capacity with respect to China, the EU, South Korea, and certain other major trading partners. USTR also initiated a Section 301 investigation on 60 countries regarding potential failures to take action on forced labor. These investigations may result in tariffs under Section 301 when the Section 122 tariffs are due to expire. The impact of these Section 122 tariffs and potential Section 301 tariffs on the Company is uncertain.
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

49 | The AES Corporation | March 31, 2026 Form 10-Q
In January 2026, the President issued a Proclamation under Section 232 concerning the importation of several critical minerals (including graphite and lithium) from any country. The Proclamation does not impose tariffs on the critical minerals but directs Commerce and USTR to negotiate agreements with foreign partners to secure reliable access to the critical minerals. An update on the outcome or status of these negotiations must be provided to the President within 180 days of the Proclamation. If the negotiations fail to result in agreements or to adequately address the identified risks, the President may consider trade-restrictive measures with respect to the critical minerals. The outcome of this process as well as its potential impact on the Company are uncertain.
Furthermore, the Trump Administration has reached bilateral trade agreements or frameworks with several trading partners (including the EU, Japan, and South Korea, among others). Trade negotiations are ongoing with many trading partners concerning various goods and industry sectors.
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
The impact of new tariffs, U.S. Government investigations or proclamations, any additional adverse Commerce determinations or other tariff disputes or litigation, the UFLPA, and new or existing trade deals or frameworks, and the potential future disruptions to the renewable energy supply chain and their effect on AES’ U.S. project development and construction activities, remain uncertain. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewable energy projects. To that end, we have accelerated imports into the U.S. and increased our contracting for U.S. domestically manufactured solar panels, batteries, wind turbines, trackers, and other equipment, significantly mitigating the potential impacts from reciprocal tariffs or other tariffs.
For our U.S backlog of solar projects scheduled to finish construction and become operational in 2026 or 2027, we have contracted for most of our panel supply needs, with the majority of such panels being manufactured in the U.S. and most of the remaining panels having already been imported into the U.S. These remaining imports are expected to be largely insulated from AD/CVD measures and potential Section 232 outcomes. Imports will exclude modules from countries currently subject to AD/CVD orders.
Additionally, for our U.S. backlog of storage projects scheduled to finish construction and become operational in 2026 or 2027, we have contracted all our battery needs, with almost all of such batteries coming from U.S. or South Korean suppliers. We have also completed contracting of U.S. domestically manufactured battery modules to support the remainder of our U.S. energy storage growth through 2027.
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
La Niña conditions emerged towards the end of 2025 in the equatorial Pacific, following a period of ENSO-neutral conditions earlier in the year. According to the Climate Prediction Center (“CPC”) and the International Research Institute for Climate and Society (“IRI”), La Niña began to dissipate in January 2026. Forecasts point to a transition back to ENSO-neutral conditions in early 2026 and El Niño in late 2026.
In Panama, first quarter 2026 system inflows supported the Bayano and Fortuna reservoirs remaining at above-average levels due to abundant rainfall in the northern basins. These favorable conditions have supported strong hydroelectric generation, reduced reliance on thermal generation, and enabled potential surplus energy sales into the spot market. Furthermore, the commissioning of the Gatun combined cycle gas power plant in mid-2025 significantly reduced price and volatility, due to the displacement of other thermal generation. Additionally, the lower

50 | The AES Corporation | March 31, 2026 Form 10-Q
dispatch of natural gas-fired units due to favorable hydrology may create strategic opportunities for gas reallocation to international markets.
In Colombia, the first quarter of 2026 was very wet. Reservoir levels remained elevated, with Chivor and other major reservoirs above seasonal norms. The favorable system hydrology drove down spot prices compared to the prior year. Although the fourth quarter of 2025 saw a slight decline in rainfall and a moderate rise in spot prices, overall system storage remained robust.
In Chile, the first quarter of 2026 remained very dry; however, it was marked by a structural decoupling of hydrology and the energy matrix. The power system demonstrated unprecedented resilience by offsetting the decline in hydroelectricity with record-breaking solar and wind generation, while leveraging the accelerated integration of BESS to mitigate curtailment, stabilize prices, and compensate for depleted system reservoirs.
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
Macroeconomic and Political
The macroeconomic and political environments in some countries where our subsidiaries conduct business have changed. This could result in significant impacts to tax laws and environmental and energy policies. Additionally, we operate in multiple countries and as such are subject to volatility in exchange rates at the subsidiary level.
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
The 2025 Act also imposes a restriction precluding credits for renewables and storage projects claiming the ITC or PTC credit that start construction after December 31, 2025 and receive material assistance from a prohibited foreign entity, effectively limiting the percentage of total project costs that may be derived from products that are mined, produced or manufactured in China, with varying permissible percentages depending on the calendar year and applicable technology for the project. This restriction also precludes credit eligibility for taxpayers owning projects that start construction after December 31, 2024 that are classified as having ownership or certain other interests by a prohibited foreign entity, including projects over which a prohibited foreign entity is deemed to exercise formal or effective control.
Further, President Trump issued an Executive Order on July 7, 2025 that directed the Secretary of the Treasury to take action to enforce the provisions of the 2025 Act related to issuing updated guidance defining the start of

51 | The AES Corporation | March 31, 2026 Form 10-Q
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
Global Tax — The macroeconomic and political environments in the U.S. and in some countries where our subsidiaries conduct business have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA included a 15% corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income. In June 2025, the IRS began releasing interim guidance for CAMT and announced its intention to revise regulations that were proposed in September 2024. The impact to the Company in 2026 is not expected to be material. We will continue to monitor the issuance of CAMT revised guidance.
The Netherlands, Bulgaria, Vietnam. and certain other jurisdictions adopted legislation to implement Pillar 2 effective as of January 1, 2024. On January 5, 2026, the Organisation for Economic Co-operation and Development (“OECD”) published a side-by-side package to modify the Pillar 2 system in a manner that will fully exclude domestic and foreign profits of US-parented groups from Pillar 2’s Undertaxed Profits Rule and Income Inclusion Rule. The side-by-side package is intended to take effect as of January 1, 2026, but is subject to enactment of legislation in the local jurisdictions, including Bulgaria, the Netherlands, the United Kingdom, and Spain. We will continue to monitor the issuance of legislation incorporating the side-by-side package, as well as other Pillar 2 amendments and new interpretive guidance in non-EU countries where the Company operates.
Inflation — In the markets in which we operate, there have been higher rates of inflation recently. While most of our contracts in our international businesses are indexed to inflation, in general, our U.S.-based generation

52 | The AES Corporation | March 31, 2026 Form 10-Q
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
Interest Rates — In the U.S. and other markets in which we operate, there was a rise in interest rates during 2021 through 2023, and interest rates are expected to remain volatile in the near term.
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
Puerto Rico — As discussed in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties of the 2025 Form 10-K, our subsidiaries in Puerto Rico have long-term PPAs with state-owned PREPA, which has been facing economic challenges that could result in a material adverse effect on our business in Puerto Rico.
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

53 | The AES Corporation | March 31, 2026 Form 10-Q
As a result of the bankruptcy filing, AES Ilumina’s non-recourse debt of $19 million continues to be in technical default and is classified as current as of March 31, 2026.
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
Considering the information available as of the date hereof, management believes the carrying amount of our long-lived assets in Puerto Rico of $80 million is recoverable as of March 31, 2026.
Impairments and Realizability
Long-lived Assets and Current Assets Held-for-Sale — During the three months ended March 31, 2026, the Company recognized asset impairment expense of $12 million, primarily related to the write-off of development projects that were determined to be no longer viable. See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. The carrying value of current assets held-for-sale that were assessed for impairment totaled $48 million at March 31, 2026. No impairment was recorded during the three months ended March 31, 2026 as a result of this assessment.
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
Tax Asset Realizability — Certain AES Chilean businesses have recorded net deferred tax assets ("DTA") of $264 million relating primarily to net operating loss carryforwards, which are not subject to expiration. Their realization is dependent on generating sufficient taxable income. At this time, management believes it is more likely than not that all of the DTA will be realized; however, it could be reduced by way of valuation allowance in the near term if estimates of future taxable income are reduced.

54 | The AES Corporation | March 31, 2026 Form 10-Q
Regulatory
FERC, RTOs, and Interconnection Prioritization — FERC approved one-time queue jumping proposals in PJM, MISO, and SPP over the course of the year. Limited additions to each RTO’s queue are not expected to materially impact the projects already in our backlog; however, they could create uncertainty around network upgrade costs and the timing of integration of future projects in each RTO’s queue. See Item 1A.—Risk Factors — Our development projects are subject to substantial uncertainties included in the 2025 Form 10-K for further details.
AES Ohio Merger Application Submission — Subject to the terms of the Merger Agreement as described in Note 1—Financial Statement Presentation, the proposed AES Merger, AES, Parent, and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, including certain regulatory approvals from the PUCO. On April 10, 2026, AES Ohio submitted its required merger application to the PUCO. The PUCO is expected to review the application through its customary case process.
AES Ohio Legislation and Three-Year Rate Plan — On April 30, 2025, the Ohio legislature passed new energy legislation (“House Bill 15”) that was signed by the Governor and became effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans (“ESPs”) and associated recovery riders. AES Ohio currently anticipates that remaining recovery rider balances would be included in future base rates. Among other provisions, the legislation eliminates as of its effective date, the Legacy Generation Resource Rider (“LGR”), which previously allowed for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of future net OVEC costs and revenues or remaining recovery rider balances, could be material to our results of operations, financial condition, and cash flows. To comply with House Bill 15, AES Ohio filed an application with the PUCO on November 10, 2025 to establish a Three-Year Rate Plan. This plan describes the investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. To enable these ongoing investments, the application also proposes rates for future electric distribution service in 2027, 2028, and 2029. The PUCO has set the evidentiary hearing to begin August 4, 2026, and a Commission Order is anticipated by the end of 2026.
AES Ohio ESP Appeal — From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (“ESP 3”). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal of ESP 3 and reversion to its prior rate plan (“ESP 1”). Among other items, the PUCO Order approving the ESP 1 rate plan included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79 million. The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1, as well as argued for a refund of the RSC revenue dating back to August 2021. Oral arguments regarding this appeal were held on April 22, 2025, and a court decision is pending.
AES Ohio Smart Grid Comprehensive Settlement — On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (“Smart Grid Phase 1”), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025. The Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. In the proceeding on remand, AES Ohio filed testimony proposing a refund of $1.6 million based on methodologies sponsored by its external financial consultant. The PUCO held an evidentiary hearing on this issue on October 28 and 29, 2025, and a PUCO decision is pending.
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

55 | The AES Corporation | March 31, 2026 Form 10-Q
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
AES Maritza PPA Review — DG Comp previously opened a preliminary review of whether AES Maritza’s PPA with NEK is compliant with the European Union's State Aid rules. To date, DG Comp has not launched a formal investigation of the PPA, which expires pursuant to its terms on May 8, 2026. AES Maritza previously engaged in discussions with the DG Comp case team and the Government of Bulgaria to attempt to reach a negotiated resolution of the DG Comp’s review (“Discussions”). There are no active Discussions at present and, under current circumstances, we do not expect the Discussions will be resumed in the future. The PPA will remain in place until it expires on May 8. However, there can be no assurance that, in the context of any future advancement by DG Comp of its preliminary review or any future Discussions, the agency or other parties will not attempt to seek recovery from AES Maritza relating to the PPA. We do not believe any such recovery relating to the PPA would be justified. AES Maritza believes that its PPA is and has always been legal and in compliance with all applicable laws, and it will take all actions necessary to protect its interests, whether through negotiated agreement or otherwise. However, there can be no assurance that this matter will be resolved favorably; if it is not, there could be a material adverse effect on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2026, the carrying value of our long-lived assets at Maritza is $31 million.
Foreign Exchange Rates
We operate in multiple countries and as such are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the USD, and currencies of the countries in which we operate.
The overall economic climate in Argentina has deteriorated, resulting in volatility and increased risk that a further significant devaluation of the Argentine peso against the USD, similar to the devaluations experienced by the country in 2018, 2019, and 2023, may occur. A continued trend of peso devaluation could result in increased inflation, a deterioration of the country’s risk profile, and other adverse macroeconomic effects that could significantly impact our results of operations. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Environmental
The Company faces certain risks and uncertainties related to numerous environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion residuals, species and habitat protections, and certain air emissions, such as SO2, NOX, particulate matter, mercury, and other hazardous air pollutants, and species and habitat protections. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our operations are subject to significant government regulation and could be adversely affected by changes in the law or regulatory schemes; Several of our businesses are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits, and reputational risk associated with CCR; Our businesses are subject to stringent environmental laws, rules, and regulations; and Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses included in the 2025 Form 10-K.
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
On June 5, 2023, the EPA published a final Federal Implementation Plan (“FIP”) to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule establishes a revised CSAPR NOX Ozone Season Group 3 trading program for 22 states, including Indiana and Maryland, and became effective during 2023 and includes enhancements to the revised Group 3 trading program. On June 27, 2024, the U.S. Supreme Court issued an order granting a stay of the EPA’s 2023 FIP pending resolution of legal challenges to the FIP. On November 6, 2024, the

56 | The AES Corporation | March 31, 2026 Form 10-Q
EPA published an Interim Final Rule in the Federal Register in response to the U.S. Supreme Court’s stay of its FIP addressing interstate transport for the 2015 Ozone NAAQs. The Interim Final Rule stays the effectiveness of the Good Neighbor FIP and revises the CSAPR regulations to continue application of the states’ respective trading programs. It is too early to determine the impact of this final rule, but it may result in the need to purchase additional allowances or make operational adjustments.
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
Mercury and Air Toxics Standard — In April 2012, the EPA’s rule to establish maximum achievable control technology standards for hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective and AES facilities implemented measures to comply, as applicable. On May 7, 2024, the EPA published a final rule to revise MATS for coal and oil-fired electric generating units which lowers certain emissions limits and revises certain other aspects of MATS. The May 2024 MATS revision rule is subject to legal challenges. On June 17, 2025, the EPA published a proposed rule to repeal the majority of the May 7, 2024 final rule revising MATS. On February 24, 2026, the EPA issued a final rule repealing the majority of the May 7, 2024 MATS revision rule. The MATS revision rule is subject to legal challenges.
Further rulemakings and/or proceedings are possible. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.
Climate Change Regulation — On May 9, 2024, the EPA published the final NSPS requiring carbon capture and sequestration for new and reconstructed baseload stationary combustion turbines, among other requirements. The EPA did not finalize revisions to the NSPS for newly constructed or reconstructed coal-fired electric utility steam generating units as proposed in 2018.
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

57 | The AES Corporation | March 31, 2026 Form 10-Q
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
Following prior withdrawal and rejoining, on January 20, 2025, President Trump issued an Executive Order titled “Putting America First in International Environmental Agreements” directing the U.S. Ambassador to the United Nations to formally withdraw from the Paris Agreement. The international community has and continues to gather annually for the Conference to the Parties on the UN Framework Convention on Climate.
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
On April 13, 2026, the EPA published proposed revisions to the CCR Rule. The EPA is proposing modifications to the legacy and CCR management units provisions in the CCR Rule, the establishment of site-specific compliance pathways under federal or approved state CCR permits, and the revision of the definition of beneficial use of CCR. It is still too early to determine the potential impacts of these proposed revisions to our businesses.
The CCR rule, current or proposed amendments to the federal CCR rule or state/territory CCR regulations, the results of groundwater monitoring data, or the outcome of CCR-related litigation could have a material impact on our

58 | The AES Corporation | March 31, 2026 Form 10-Q
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
Water Discharges — The concept of "Waters of the United States (“WOTUS”) defines the geographic reach and authority of the U.S. Army Corps of Engineers and the EPA (together, the “Agencies”) to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the appropriate standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (“Decision”) in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. This decision provides a standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, under this decision, wetlands that do not have a continuous surface connection with traditional interstate navigable water are not federally jurisdictional.
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
In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. These effluent limitations for existing and new sources include dry handling of fly ash, closed-loop or dry handling of bottom ash, and more stringent effluent limitations for flue gas desulfurization wastewater. AES Indiana Petersburg has installed a dry bottom ash handling system in response to the CCR rule and wastewater treatment systems in response to the NPDES permits in advance of the ELG compliance date. Other U.S. businesses already include dry handling of fly ash and bottom ash and do not generate flue gas desulfurization wastewater. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, the EPA published a proposed rule revising the 2020 Reconsideration Rule. On May 9, 2024, the EPA published a final rule which became effective on July 8, 2024. The final rule established more stringent best available technology limits for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate and established

59 | The AES Corporation | March 31, 2026 Form 10-Q
a new set of definitions and new limits for combustion residual leachate and legacy wastewater. The May 2024 rule is subject to legal challenges. On October 10, 2024, the Eighth Circuit Court denied stay applications. On October 2, 2025, the EPA published a proposed rule that, if finalized, would extend certain ELG deadlines and allow facilities to choose between compliance alternatives. On the same date, the EPA also published a direct final rule to extend the deadline for power plants to file a notice of planned participation for the permanent cessation of coal from December 31, 2025 to December 31, 2031, pending any significant adverse comments. On November 28, 2025, the EPA withdrew the direct final rule due to receipt of adverse comments. On December 31, 2025, the EPA published a final rule that extended ELG deadlines for bottom ash transport water, flue gas desulfurization wastewater, and combustion residual leachate, allowed facilities to choose between compliance alternatives, and extended the deadline for power plants to file a notice of planned participation for the permanent cessation of coal from December 31, 2025, to December 31, 2031. The rule is subject to legal challenges. It is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.
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
U.S. Executive Actions Affecting Environmental Regulations — On January 20, 2025, President Trump issued an Executive Order titled “Unleashing American Energy” directing Agencies to, among other tasks, review regulations issued under the prior Administration to determine whether they should be suspended, revised, or rescinded. The Trump Administration also issued a Memorandum titled “Regulatory Freeze Pending Review” directing Agencies to refrain from proposing or issuing any rules until the Trump Administration has reviewed and approved those rules. In accordance with these and other Trump Administration Executive Orders, on March 12, 2025, the EPA released a list of environmental regulations that will be targeted for reconsideration and other deregulatory action. These and other actions, including other Executive Orders and directives from the Trump Administration, may have an impact on regulations and permitting processes that may affect our business, financial condition, or results of operations.
Capital Resources and Liquidity
Overview
As of March 31, 2026, the Company had unrestricted cash and cash equivalents of $1.6 billion, of which $16 million was held at the Parent Company and qualified holding companies. The Company had restricted cash and debt service reserves of $719 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $24.1 billion and $6.2 billion, respectively. Of the $2.3 billion of our current non-recourse debt, $2.3 billion was presented as such because it is due in the next twelve months and $19 million relates to debt considered in default. This default is not a payment default but is instead a technical default triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q for additional detail. As of March 31, 2026, the Company also had $805 million outstanding related to supplier financing arrangements.
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $919 million in recourse debt which matures within the next twelve months, including $120 million in outstanding borrowings under the commercial paper program. Furthermore, we have $620 million due under supplier financing arrangements that have a guarantee, $103 million guaranteed by the Parent Company and $517 million guaranteed by subsidiaries. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The

60 | The AES Corporation | March 31, 2026 Form 10-Q
amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company does not have any material unhedged exposure to variable interest rate debt. Additionally, commercial paper issuances are short-term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company’s $30.6 billion of total gross debt outstanding as of March 31, 2026, approximately $9.6 billion accrues interest at variable rates. The Company actively hedges its current and expected variable rate exposure through a combination of currently effective and forward starting interest rate swaps. As of March 31, 2026, the total maximum outstanding amount of hedges protecting the company against current and expected variable rate exposure was $9.3 billion. These hedges generally provide economic protection through the entire expected life of the projects, regardless of the type of debt issued to finance construction or refinance the projects in the future.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets, and/or the proceeds from our issuances of debt, common stock, and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial and performance-related guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of March 31, 2026, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $3.8 billion in aggregate. This amount excludes arrangements that relate solely to the Company's own future performance, as well as those that are collateralized by letters of credit and other obligations discussed below.
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of March 31, 2026, we had $328 million in letters of credit under bilateral agreements, $117 million in letters of credit outstanding provided under our unsecured credit facilities, and $9 million in letters of credit outstanding provided under our revolving credit facilities. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations.
Additionally, in connection with certain project financings, some of the Company's subsidiaries have expressly undertaken limited obligations and commitments. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of March 31, 2026, the consolidated maximum undiscounted potential exposure to guarantees, letters of credit, and surety bonds issued by our subsidiaries was $4.5 billion, including $2.5 billion of guarantees and commitments, $2.0 billion of letters of credit outstanding, and $74 million of surety bonds.

61 | The AES Corporation | March 31, 2026 Form 10-Q
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
Long-Term Receivables
As of March 31, 2026, the Company had approximately $119 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2027, or one year from the latest balance sheet date. Noncurrent receivables in the U.S. pertain to the sale of the Redondo Beach land. Noncurrent receivables in Chile pertain primarily to payment deferrals granted to mining customers as part of our green blend agreements. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q for further information.
As of March 31, 2026, the Company had an $831 million loan receivable related to the Mong Duong facility in Vietnam, which was constructed under a BOT contract. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. Of the loan receivable balance, $101 million was classified in Other current assets and $730 million was classified in Loan receivable on the Condensed Consolidated Balance Sheets. See Note 5—Financing Receivables and Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the three months ended March 31, 2026 were debt financings, cash flows from operating activities, purchases under supplier financing arrangements, sale of short-term investments, and sales to noncontrolling interests. The primary uses of cash in the three months ended March 31, 2026 were capital expenditures, repayments of debt, distributions to noncontrolling interests, and repayments of obligations under supplier financing arrangements.
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

62 | The AES Corporation | March 31, 2026 Form 10-Q
A summary of cash-based activities is as follows (in millions):

	Three Months Ended March 31,
Cash Sources:	2026	2025
Borrowings under the revolving credit facilities	$1,403	$1,187
Net cash provided by operating activities	1,201	545
Issuance of recourse debt	800	800
Purchases under supplier financing arrangements	468	317
Issuance of non-recourse debt	459	1,293
Sale of short-term investments	126	33
Sales to noncontrolling interests	117	245
Issuance of preferred shares in subsidiaries	113	8
Commercial paper borrowings (repayments), net	41	255
Other	37	78
Total Cash Sources	$4,765	$4,761

Cash Uses:
Capital expenditures (1)	$(1,766)	$(1,254)
Repayments of recourse debt	(800)	(774)
Repayments under revolving credit facilities	(533)	(451)
Distributions to noncontrolling interests	(488)	(84)
Repayments of non-recourse debt	(373)	(759)
Repayments of obligations under supplier financing arrangements	(267)	(628)
Purchase of emissions allowances	(159)	(39)
Dividends paid on AES common stock	(125)	(125)
Other	(97)	(120)
Total Cash Uses	$(4,608)	$(4,234)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$157	$527
_____________________________
(1)Includes interest capitalized on development and construction of $108 million and $124 million for the three months ended March 31, 2026 and 2025, respectively. Of the total capitalized, $104 million and $118 million, respectively, are related to recourse and non-recourse debt interest payments. The remaining capitalized interest is primarily related to supplier financing arrangements.
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three-month period (in millions):

	Three Months Ended March 31,
Cash flows provided by (used in):	2026	2025	$ Change
Operating activities	$1,201	$545	$656
Investing activities	(1,799)	(1,282)	(517)
Financing activities	756	1,317	(561)
Operating Activities
Net cash provided by operating activities increased $656 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
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

63 | The AES Corporation | March 31, 2026 Form 10-Q
•Adjusted net income increased $499 million, primarily due to higher margins at the Renewables, Utilities, and Energy Infrastructure SBUs, and increased transfers of U.S. investment tax credits.
•Change in working capital increased $157 million, primarily due to a decrease in other current assets due to the timing of collection of tax credit transfer proceeds, partially offset by a decrease in contract liabilities related to development services in the U.S.
Investing Activities
Net cash used in investing activities increased $517 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Investing Cash Flows
(in millions)
•Cash used for purchase of emissions allowances increased $120 million, primarily due to higher CO2 purchases at Maritza.
•Cash provided by short-term investing activities increased $111 million, primarily due to the timing of deposits at AGIC.
•Capital expenditures increased $512 million, discussed further below.
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
•Growth expenditures increased $504 million, primarily due to an increase in expenditures for U.S. and Chile renewables projects compared to the prior year and an increase in transmission and distribution project investments at our U.S. utilities compared to the prior year.
•Maintenance expenditures increased $8 million, with no material drivers.

64 | The AES Corporation | March 31, 2026 Form 10-Q
Financing Activities
Net cash provided by financing activities decreased $561 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Financing Cash Flows
(in millions)
See Notes 1—Financial Statement Presentation, 8—Obligations, 11—Redeemable Stock of Subsidiaries, and 12—Equity in Item 1.—Financial Statements of this Form 10-Q for more information regarding significant transactions.
•The $448 million impact from non-recourse debt transactions is primarily due to $548 million of lower net borrowings at the Renewables SBU, partially offset by $94 million of lower net repayments at the Energy Infrastructure SBU.
•The $404 million impact from distributions to noncontrolling interests is mainly due to higher distributions of proceeds from the transfer of U.S. investment tax credits to tax equity partners in the current year.
•The $214 million impact from the commercial paper program is due to higher outstanding borrowings net of repayments in the prior year.
•The $128 million impact from sales to noncontrolling interests is primarily due the prior year sales of ownership in the Pike County BESS project and Rexford project to tax equity investors for $150 million and $82 million, respectively, partially offset by $120 million from the sale of ownership in the Petersburg Energy Center project to a tax equity investor in the current year.
•The $105 million impact from issuance of preferred shares in subsidiaries is primarily due to proceeds from the issuance of preferred shares in Desarrollos Renovables in the current year.
•The $145 million impact from the Parent Company revolver is primarily due to higher net borrowings in the current year.
•The $512 million impact from supplier financing arrangements is primarily due to higher borrowings in the current year at the Renewables SBU and higher repayments in the prior year at the Renewables and Energy Infrastructure SBUs.
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

65 | The AES Corporation | March 31, 2026 Form 10-Q
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

	March 31, 2026	December 31, 2025
Consolidated cash and cash equivalents	$1,600	$1,382
Less: Cash and cash equivalents at subsidiaries	(1,584)	(1,372)
Parent Company and qualified holding companies’ cash and cash equivalents	16	10
Commitments under the Parent Company credit facilities	1,800	1,800
Less: Letters of credit under the credit facilities	(9)	(50)
Less: Borrowings under the credit facilities	(445)	(300)
Less: Borrowings under the commercial paper program	(120)	(79)
Borrowings available under the Parent Company credit facilities	1,226	1,371
Total Parent Company Liquidity	$1,242	$1,381
The Parent Company paid dividends of $0.17595 per outstanding share to its common stockholders during the first quarter of 2026 for dividends declared in December 2025. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $6.2 billion and $6.0 billion as of March 31, 2026 and December 31, 2025, respectively. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q and Note 12—Obligations in Item 8.—Financial Statements and Supplementary Data of our 2025 Form 10-K for additional detail.
We believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future. This belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions, and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility and commercial paper program. See Item 1A.—Risk Factors—The AES Corporation’s ability to make payments on its outstanding indebtedness is dependent upon the receipt of funds from our subsidiaries of the Company’s 2025 Form 10-K for additional information.
Various debt instruments at the Parent Company level, including our revolving credit facility and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of March 31, 2026, we were in compliance with these covenants at the Parent Company level.
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

66 | The AES Corporation | March 31, 2026 Form 10-Q
For example, our revolving credit facilities and outstanding debt securities at the Parent Company include events of default for certain bankruptcy-related events involving material subsidiaries. In addition, our revolving credit agreement at the Parent Company includes events of default related to payment defaults and accelerations of outstanding debt of material subsidiaries.
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2.3 billion. The portion of current debt related to such defaults was $19 million at March 31, 2026, all of which was non-recourse debt related to AES Ilumina. This default is not a payment default, but is instead a technical default triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of March 31, 2026, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit agreement as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of March 31, 2026, none of the defaults listed above resulted in a cross-default under the recourse debt of the Parent Company. Furthermore, none of the non-recourse debt in default listed above is guaranteed by the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2025 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview Regarding Market Risks
Our businesses are exposed to, and therefore proactively manage, market risk. Market risk is a potential loss that may result from market changes associated with AES power generation or with existing or forecasted financial or commodity transactions. Our primary market risk exposure is to the price of commodities, particularly electricity, natural gas, coal, and environmental credits. AES is also exposed to fluctuations in interest rates associated primarily with outstanding and expected issuances and borrowings, and foreign currency exchange rates associated primarily with investments in foreign subsidiaries and affiliates. To hedge our exposure to market risks, we enter into various transactions, including derivatives.
The disclosures presented in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Fluctuations in currency exchange rates may impact our financial results and position; Wholesale power prices may experience significant volatility in our markets which could impact our operations and opportunities for

67 | The AES Corporation | March 31, 2026 Form 10-Q
future growth; We may not be adequately hedged against our exposure to changes in commodity prices or interest rates; and Certain of our businesses are sensitive to variations in weather and hydrology of the 2025 Form 10-K.
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
As of March 31, 2026, a hypothetical 10% increase in commodity prices would not be expected to have a material impact on consolidated pre-tax earnings, with estimated impacts of less than a $10 million gain for power, less than a $5 million gain for gas, and less than a $5 million loss for coal. The sensitivities are calculated using industry-standard valuation techniques to revalue all transactions (physical and financial commodity transactions) in the portfolio for a change in the underlying prices the transactions are exposed to and exclude correlation effects, including those due to renewable resource availability. The models reference market prices of commodities across future periods and associated volatility of these market prices. Prices and volatilities are predominantly based on observable market prices.
Commodity price exposure at individual businesses may change over time as contracts mature and hedging positions are adjusted, and although longer-dated forward commodity prices are generally less volatile, our sensitivity to changes in commodity prices may increase in later years due to lower levels of forward hedging at some of our businesses.
In the Energy Infrastructure SBU, the generation businesses are largely contracted, but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. This type of market risk exists primarily in California, Chile, the Dominican Republic, and Panama.
In California, our Southland OTC generation units (“Legacy Assets”) in Long Beach and Huntington Beach have been extended to operate through 2026 under capacity contracts with the State as part of the Strategic Reserve program. Approval to operate Long Beach through 2026 will be subject to review with State Agencies. Our Southland combined cycle gas turbine (“Southland Energy”) units benefit from higher power and lower gas prices, depending on the contracted or hedge position.
The AES Andes business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. A significant portion of our PPAs through 2026 include mechanisms of indexation that adjust the price of energy based on CPI or coal. These mechanisms mitigates exposure to changes in the price of fuel. The increasing share of renewable energy in Chile's power market may reduce reliance on thermal units and impact power price volatility, which could impact our cost to serve certain unregulated PPAs.
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

68 | The AES Corporation | March 31, 2026 Form 10-Q
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
AES has unhedged forward-looking earnings exposure to the Argentine peso, which could increase earnings volatility, particularly in times of adverse exchange-rate movement. Additionally, as of March 31, 2026, a hypothetical one-time 10% appreciation of the U.S. dollar applied to forecasted 2026 cash distributions, net of outstanding hedges and with all other variables held constant, indicates that cash distributions attributable to foreign subsidiaries in the Colombian peso, Euro, and Argentine peso may each be exposed to exchange-rate movements, resulting in less than a $5 million loss.
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
As of March 31, 2026, a hypothetical 100-basis-point increase in interest rates would be expected to increase annual pre-tax interest expense by less than $20 million, based on the portion of the Company’s debt that is subject to variable interest rates. These amounts represent the exposure for the remainder of 2026 and do not take into account the historical correlation among interest rates.

69 | The AES Corporation | March 31, 2026 Form 10-Q
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
The Company, under the supervision and with the participation of its management, including the Company’s CEO and CFO, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

70 | The AES Corporation | March 31, 2026 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits, and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of March 31, 2026. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a government authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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

71 | The AES Corporation | March 31, 2026 Form 10-Q
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
On March 23, 2021, the U.S. District Court for the Southern District of Indiana approved and entered a judicial consent decree among AES Indiana, the United States on behalf of the Environmental Protection Agency ("EPA"), and the Indiana Department of Environmental Management (“IDEM”). The decree resolved allegations by the EPA and IDEM that AES Indiana had violated the federal Clean Air Act (“CAA”) at its Petersburg Station, which AES denies. Under the decree, AES Indiana agreed to certain emission limits and annual caps on NOX, SO2 and PM emissions at the four Units at the station; paid a civil penalty of $1.525 million; retired Units 1 and 2, spent $325,000 on an environmentally beneficial project to preserve local, ecologically-significant lands (notice of completion of which was provided May 8, 2025 and confirmed satisfactory by IDEM on September 8, 2025); and will spend a total of $5 million on a further environmental mitigation project to build and operate a new, non-emitting source of generation at the site.
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
In October 2019, the Superintendency of the Environment (the "SMA") notified AES Andes of certain alleged breaches associated with the environmental permit of the Ventanas Complex, initiating a sanctioning process through Exempt Resolution N° 1 / ROL D-129-2019. The alleged charges include (i) exceeding generation limits, (ii) failing to reduce emissions during episodes of poor air quality, (iii) exceeding limits on discharges to the sea, and (iv) exceeding noise limits.

72 | The AES Corporation | March 31, 2026 Form 10-Q
With respect to the sanctioning procedure, AES Andes has submitted a proposed “Compliance Program” (“Programa de Cumplimiento”) to the SMA for the Ventanas Complex. The latest version of this Compliance Program was submitted on May 26, 2021 and approved by the SMA on December 30, 2021. AES Andes has completed the execution of the Compliance Program and filed a request for final compliance report in late 2025. The SMA will review the final report and, if approved, the Compliance Program will be considered fully completed, resulting in the permanent extinction of administrative liability associated with the charges included in this proceeding. To date, this sanctioning procedure remains on stand-by pending the decision of the final report, and no fines have been imposed in connection with it. Separately, and in an independent sanctioning procedure not related to the foregoing Compliance Program, the SMA initiated an ex officio action concerning an alleged failure of the Ventanas Complex to adequately reduce emissions during episodes of poor air quality. In connection with this separate proceeding, on April 21, 2023, the SMA notified AES Andes of a resolution alleging an additional “serious” non-compliance. On May 24, 2023, AES Andes submitted disclaimers to the SMA in response to this resolution. On May 10, 2024, the Company was notified of a fine for $180,515. On June 3, 2024, the Company appealed this fine to the Environmental Court. The appellate hearing occurred on April 3, 2025 and the Environmental Court subsequently upheld the sanction imposed by the SMA, confirming the fine. The Company has paid the fine and will appeal this decision before the Supreme Court. The Company believes that it has meritorious defenses and will continue to assert them vigorously in this dispute; however, there can be no assurances that it will be successful.
On May 12, 2021, the Mexican Federal Attorney for Environmental Protection (the “Agency”) initiated an environmental audit at the Termoeléctrica del Peñoles thermal generation facility (“TEP”). On January 20, 2023, TEP was notified of the resolution issued by the Agency, which alleges breaches of air emission regulations, including the failure to submit reports. The resolution imposes a fine of $27,615,140 pesos (approximately $1.5 million), as well as a series of corrective measures. On March 3, 2023, TEP filed a lawsuit in an administrative court—The Specialized Chamber of the Federal Administrative Justice Tribunal (“Chamber”)—challenging the legality of the Agency’s resolution and fine. On May 30, 2025, the Chamber issued a final administrative ruling denying TEP’s lawsuit. On July 1, 2025, TEP appealed to the Federal District Court. TEP’s appeal challenges the constitutionality of the Agency’s regulations (demanda de amparo) and requests a stay of enforcement of the Chamber’s final administrative ruling. The appeal has been duly admitted, initial discovery completed, and the Federal District Court’s decision on the injunction request is pending. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In February 2022, a lawsuit was filed in Dominican Republic civil court against the Company. The lawsuit purports to be brought on behalf of over 425 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $600 million in alleged damages. The lawsuit does not identify or provide any supporting information concerning the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In February 2024, at the request of the Company, the Dominican Supreme Court of Justice transferred the case to a different civil court, namely, the Civil Court of La Vega (“CFI”). The claimants’ attempt to recuse the presiding judge has been rejected by the relevant Dominican appellate court. The parties completed briefing on the Company’s motion to dismiss the lawsuit. In May 2026, the CFI dismissed the entire case due to the expiry of the statute of limitations. The claimants may seek to appeal. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.
On January 26, 2023, the SMA notified Alto Maipo SpA of four alleged serious charges relating to the Alto Maipo environmental permit. The alleged charges include: untimely completion of certain intake works; insufficient capture of species; non-compliance with certain forest management plan goals; and intervention of a restricted paleontological area. On February 16, 2023, the Alto Maipo project submitted a proposed compliance program to the SMA. On October 13, 2025, the SMA ultimately rejected an updated version of the compliance program and restarted the sanctions process for the alleged charges. Alto Maipo filed a legal action before the environmental tribunal seeking annulment of the decision that rejected the proposed compliance program. This legal action is pending. Separately, on October 15, 2025, Alto Maipo submitted to SMA its defense response to the four alleged charges. A decision from SMA is still pending. If Alto Maipo’s defense response arguments are not acceptable to the SMA, the imposition of fines is possible. Separately, Alto Maipo filed a legal action seeking annulment of the decision that rejected its proposed compliance program.
In April 2025, an alleged shareholder of Fluence Energy, Inc. (“Fluence”) filed a putative securities class action in the U.S. District Court for the Eastern District of Virginia (“Court”) against Fluence and certain of Fluence’s officers and directors. The complaint in the case also named the Company and AES Grid Stability, LLC as

73 | The AES Corporation | March 31, 2026 Form 10-Q
defendants (together, the “AES Defendants”). In May 2025, the Court consolidated the lawsuit with another putative securities class action against Fluence and certain of its officers and directors. The Court also appointed a lead plaintiff (the “Plaintiff”) and lead plaintiffs’ counsel for the consolidated lawsuit. In June 2025, the Plaintiff filed a consolidated amended complaint against Fluence, certain of its officers and directors (the “Individual Fluence Defendants” and, together with Fluence, the “Fluence Defendants”), and the AES Defendants. The Plaintiff seeks to pursue claims on behalf of a putative class of all purchasers of Fluence Class A common stock between October 28, 2021 and February 10, 2025. The Plaintiff alleges that the Fluence Defendants made allegedly false or misleading statements in violation of Section 10(b) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder. In addition, the Plaintiff asserts claims against the Individual Fluence Defendants and the AES Defendants as alleged “control persons” under Section 20(a) of the Exchange Act. In July 2025, the Fluence Defendants and the AES Defendants filed separate motions to dismiss the consolidated lawsuit. In March 2026, the Court issued an order dismissing without prejudice the Plaintiff’s consolidated amended complaint for failure to state a claim. In its order, the Court noted that it will issue a more detailed memorandum opinion in the future, after which Plaintiffs may file an amended complaint. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this lawsuit; however, there can be no assurances that they will be successful in their efforts.
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
On May 30, 2025, an arbitral tribunal (the “Tribunal”) of the International Centre for the Settlement of Investment Disputes (“ICSID”) issued an arbitration award in the Company’s favor (“Award”) in connection with a treaty arbitration initiated by the Company against the Argentine Republic (“Argentina”) under the US-Argentina bilateral investment treaty (“BIT”). In the Award, the Tribunal found that certain measures taken by Argentina in relation to its power sector, beginning in late 2001, breached the BIT. The Tribunal ordered Argentina to pay to the Company approximately $733 million in damages, including an award of costs, as well as accrued interest. In August 2025, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (“DDC”) to recognize and enforce the ICSID Award against Argentina. In September 2025, Argentina filed an application with ICSID to annul the Tribunal’s Award. In its application, Argentina also requested a stay of enforcement of the Award pending the completion of the annulment proceedings ("Stay Request"). Argentina’s annulment application will be decided by a new three-person panel (“Annulment Panel”), which was appointed by ICSID in January 2026. In March 2026, the Annulment Panel issued a procedural order scheduling the hearing on the annulment petition for March 4-5, 2027. In April 2026, the Annulment Panel conditionally granted Argentina’s Stay Request subject to Argentina’s provision of a bank guarantee that covers the full amount of damages and interest, and that can be collected by the Company if Argentina’s annulment application is ultimately rejected. The terms of the bank guarantee are to be negotiated by the Parties, and if such negotiations are unsuccessful will be established by the Annulment Panel. If Argentina fails to post the bank guarantee, which Argentina has failed to do in similar circumstances in treaty cases not involving the Company, the conditional stay will be lifted automatically and the Company will be entitled to initiate judicial enforcement actions while the annulment proceedings are ongoing. At this time, the Company’s enforcement efforts in the DDC will remain provisionally stayed. The Company can provide no assurance as to whether Argentina will provide a bank guarantee or how the Annulment Panel will rule on the annulment application. Relatedly, measures to enforce the Award through judicial means entail a process that is inherently unpredictable; as a result, the Company cannot provide any assurance as to the timing or success of such enforcement measures. The Company may attempt to settle this dispute with Argentina. However, the Company can provide no assurances regarding the likelihood, substance, or timing of any such settlement.
On December 30, 2025, the Company received a complaint filed in Virginia state court by Sinolam LNG Terminal, SA and Sinolam Smarter Energy LNG Power Co. (collectively, “Plaintiffs”) against the Company, AES Latin America, S. de R.L., AES Panama, S.R.L. (“AES Panama”), AES Colon Holding, S. de R.L., Costa Norte LNG

74 | The AES Corporation | March 31, 2026 Form 10-Q
Terminal, S. de R.L., Gas Natural Atlantico S. de R.L., InterEnergy Holdings UK Limited (“IEHL”) (a third party), and Group Energy Gas Panama, S.R.L. (“GEGP”) (a partnership between IEHL and AES Panama) (collectively, “Defendants”). In their complaint, the Plaintiffs allege that the Defendants interfered with the Plaintiffs’ efforts to develop an LNG-fired power plant and an LNG terminal in Panama. The Plaintiffs appear to seek recovery of alleged lost profits totaling about $4 billion, alleged out-of-pocket damages, interest, statutory damages, and other relief from the Defendants. The Defendants removed the case to the US District Court for the Eastern District of Virginia (“EDVA”) and thereafter moved to dismiss the case. Post-removal, the Plaintiffs dismissed AES Panama from the case. Also, in response to the Defendants’ motion to dismiss, the Plaintiffs filed an amended complaint naming only the Company, IEHL, and GEGP as defendants. In April 2026, the EDVA granted the Plaintiffs’ motion to remand the case to state court. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this lawsuit; however, there can be no assurances that it will be successful in its efforts.
ITEM 1A. RISK FACTORS
You should consider carefully the following updates to risk factors, along with the risk factors disclosed in Item 1A.—Risk Factors of our 2025 Form 10-K and other information contained in or incorporated by reference in this Form 10-Q. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The Risk Factors section in our 2025 Form 10-K otherwise remains current in all material respects. We routinely encounter and address risks, some of which may cause our future results to be materially different than we presently anticipate. If any of the following events actually occur, our business, financial results, and financial condition could be materially adversely affected.
Risks Related to the Proposed Merger
There is no assurance when or if the Merger will be completed. If our proposed Merger does not close, or is delayed, we may experience financial and operational disruptions. In addition, our stock price may decline if the Merger is perceived as uncertain to close.
On March 1, 2026, AES entered into the Merger Agreement, by and among the Company, Parent, and Merger Sub. The closing of the Merger is subject to various closing conditions, many of which are not within our full control, including: (1) approval of the shareholders of AES; (2) receipt of all required regulatory approvals without the imposition of a Burdensome Condition, as defined in the Merger Agreement; (3) absence of any law or order prohibiting the consummation of the Merger; (4) subject to materiality qualifiers, the accuracy of each party’s representations and warranties; (5) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement; and (6) the absence of a material adverse effect with respect to the Company.
The Merger is currently expected to close in late 2026 or early 2027, subject to satisfaction or waiver (to the extent permitted by law) of all closing conditions. However, we may be unable to obtain and satisfy, or experience delays in obtaining and satisfying, required regulatory approvals and other closing conditions. In addition, both we and the Parent may terminate the Merger Agreement for reasons specified therein.
The announcement and pendency of the Merger could adversely affect our business and stock price, including if the Merger does not close or is delayed, for reasons including the following:
•Uncertainty about the effect of the Merger may impair our ability to attract, retain, and motivate key personnel, and could cause customers, suppliers, partners, lenders, and others to seek to change existing business relationships with us;
•The Merger Agreement also requires the Company to obtain Parent’s consent prior to taking certain specified actions, including acquisitions and disposals above certain thresholds, the incurrence of additional debt, subject to certain exceptions, and from taking other specified actions while the Merger is pending. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities or making other changes to its business prior to the completion of the Merger;
•We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. Many of the fees and costs will be payable by us even if the Merger is not completed. In addition, we may be required to pay a termination fee of approximately $321 million to Parent if the Merger Agreement is terminated by us for certain specified reasons; and

75 | The AES Corporation | March 31, 2026 Form 10-Q
•The Merger may not occur on the expected timeline if there are delays in receiving required regulatory approvals or other reasons. We cannot provide any assurance that all of the required approvals will be obtained or that the approvals will not be conditioned on terms, conditions or restrictions that would be detrimental to the combined company after the completion of the proposed Merger. Any delay or inability to close the Merger may cause the market price of our common stock to decline. The Merger Agreement also contains certain termination rights for both AES and Parent, including if the Merger is not consummated by June 1, 2027 (subject to extension for an additional two successive three-month periods if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied).
We may be the target of securities class action and derivative lawsuits arising out of the proposed Merger, which could result in substantial costs and may delay or prevent the proposed Merger or otherwise negatively affect our business and operations.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into a merger agreement. Even if these lawsuits are without merit, defending against these claims can result in substantial costs to the parties to the merger agreement and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting the completion of a merger, that injunction may delay or prevent such merger from being completed. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of AES Common Stock during the first quarter of fiscal year 2026:

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
_______________________________
(1)         On July 7, 2010, The AES Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase up to $500 million of shares of its outstanding common stock, depending on cash availability, market conditions, and other factors. The original authorization was set to expire on December 31, 2010, however, in December 2010, the Board authorized an extension of the stock repurchase program. The current program does not have a predetermined expiration date. Repurchases under this program may be made using a variety of methods, which may include open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. No repurchases were made under this program during the first quarter of 2026. As of March 31, 2026, $264 million remained available for purchase under this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2026.

76 | The AES Corporation | March 31, 2026 Form 10-Q
ITEM 6. EXHIBITS

2
Agreement and Plan of Merger by and among The AES Corporation, Horizon Parent, L.P. and Horizon Merger Sub, Inc., dated as of March 1, 2026 is incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed on March 2, 2026.

4.1	Thirtieth Supplemental Indenture, dated March 18, 2026, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee (filed herewith).
4.2	Thirty-First Supplemental Indenture, dated March 31, 2026, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee (filed herewith).
10.1
Amendment No. 2 dated as of March 13, 2026, to the credit agreement among the Company, the lenders party thereto and Citibank, N.A., as administrative agent, which amends that certain Eighth Amended and Restated Credit Agreement, dated as of September 24, 2021, by and among the Company, as borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 19, 2026.

10.2
First Amendment dated as of March 16, 2026, to the credit agreement among the Company, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, which amends that certain credit agreement, dated as of December 6, 2024, by and among the Company, as borrower, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent is incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on March 19, 2026.

10.3
Amendment No. 1 dated as of March 16, 2026, to the letter of credit agreement by and among the Company and Barclays Bank PLC, as the bank, which amends that certain letter of credit agreement, dated as of December 8, 2025, by and among the Company, as account party, and Barclays Bank PLC, as the bank is incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on March 19, 2026.

10.4	The AES Corporation Amended and Restated Deferred Compensation Program for Directors dated April 29, 2026 (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

77 | The AES Corporation | March 31, 2026 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	May 5, 2026	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHERRY L. KOHAN
			Name:	Sherry L. Kohan
			Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)