Form 10-Q
period 2026-06-30
AES CORP
filed 2026-08-04
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on July 31, 2026 was 713,438,630.

The AES Corporation
Form 10-Q for the Quarterly Period ended June 30, 2026

1 | The AES Corporation | June 30, 2026 Form 10-Q
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

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. Beginning in April 2025, CDPQ owns an aggregate indirect equity interest in AES Ohio of approximately 30%.
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AGIC	AES Global Insurance Company, AES’ captive insurance company
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
BOT	Build, Operate and Transfer
CAA	U.S. Clean Air Act
CAISO	California Independent System Operator
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals, which include bottom ash, fly ash, and air pollution control wastes generated at coal-fired generation plant sites
CDPQ	La Caisse de dépôt et placement du Québec
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DPL	DPL LLC and its consolidated subsidiaries. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company. Upon the conversion, DPL Inc. changed its name to DPL LLC. References to DPL are to DPL Inc. before April 3, 2025, and DPL LLC on and after April 3, 2025.
EBITDA	Earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs, a non-GAAP measure of operating performance
ENSO	El Niño-Southern Oscillation
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EU	European Union
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Fluence	Fluence Energy, Inc and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens AG (NASDAQ: FLNC)
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low-Taxed Income
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation at Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. CDPQ owns direct and indirect interests in IPALCO of approximately 30%.
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours

2 | The AES Corporation | June 30, 2026 Form 10-Q

NAAQS	U.S. National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NCTI	Net Controlled Foreign Corporation Tested Income
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Dioxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
O&M	Operations and Maintenance
OCC	Ohio Consumers' Counsel (statewide legal representative for Ohio's residential consumers and advocates on their behalf in PUCO and Ohio Supreme Court proceedings)
OTC	Once-Through Cooling
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
OVEC	Ohio Valley Electric Corporation, an electric generating company in which AES Ohio has a 4.9% interest
Parent Company	The AES Corporation
Pet Coke	Petroleum Coke
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate AES Ohio for providing stabilized rates to customers.
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SBU	Strategic Business Unit
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SO2	Sulfur Dioxide
SPV	Special Purpose Vehicle
U.S.	United States
USD	United States Dollar
VIE	Variable Interest Entity

3 | The AES Corporation | June 30, 2026 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	December 31, 2025

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,800	$1,382
Restricted cash	530	691
Short-term investments	53	174
Accounts receivable, net of allowance of $37 and $39, respectively	1,934	1,683
Inventory	618	612
Prepaid expenses	101	192
Other current assets, net of allowance of $2 and $2, respectively	1,351	1,723
Current held-for-sale assets	16	45
Total current assets	6,403	6,502
NONCURRENT ASSETS
Property, plant, and equipment, net of accumulated depreciation of $9,508 and $9,796, respectively	40,657	37,818
Investments in and advances to affiliates	885	1,004
Debt service reserves and other deposits	53	89
Goodwill	342	342
Other intangible assets, net of accumulated amortization of $508 and $479, respectively	2,033	2,040
Deferred income taxes	356	397
Loan receivable, net of allowance of $17 and $19, respectively	710	755
Other noncurrent assets, net of allowance of $26 and $24, respectively	2,799	2,821
Total noncurrent assets	47,835	45,266
TOTAL ASSETS	$54,238	$51,768
LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,170	$1,980
Accrued interest	286	268
Accrued non-income taxes	305	294
Supplier financing arrangements	826	616
Accrued and other liabilities	1,523	2,223
Recourse debt	300	879
Non-recourse debt	3,162	2,232
Current held-for-sale liabilities	6	—
Total current liabilities	8,578	8,492
NONCURRENT LIABILITIES
Recourse debt	5,800	5,105
Non-recourse debt	22,855	21,681
Deferred income taxes	1,604	1,581
Other noncurrent liabilities	2,577	2,980
Total noncurrent liabilities	32,836	31,347
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	3,052	2,824
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 859,837,679 issued and 713,157,713 outstanding at June 30, 2026 and 859,836,539 issued and 712,201,777 outstanding at December 31, 2025)	9	9
Additional paid-in capital	5,888	5,904
Retained earnings	1,429	641
Accumulated other comprehensive loss	(603)	(698)
Treasury stock, at cost (146,679,966 and 147,634,762 shares at June 30, 2026 and December 31, 2025, respectively)	(1,781)	(1,793)
Total AES Corporation stockholders’ equity	4,942	4,063
NONCONTROLLING INTERESTS	4,830	5,042
Total equity	9,772	9,105
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY	$54,238	$51,768
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except share and per share amounts)
Revenue:
Non-Regulated	$2,427	$1,922	$4,493	$3,863
Regulated	995	933	2,109	1,918
Total revenue	3,422	2,855	6,602	5,781
Cost of Sales:
Non-Regulated	(1,896)	(1,607)	(3,555)	(3,268)
Regulated	(834)	(795)	(1,715)	(1,619)
Total cost of sales	(2,730)	(2,402)	(5,270)	(4,887)
Operating margin	692	453	1,332	894
General and administrative expenses	(62)	(49)	(117)	(126)
Interest expense	(368)	(352)	(721)	(694)
Interest income	65	70	130	139
Loss on extinguishment of debt	(6)	(5)	(14)	(13)
Other expense	(27)	(295)	(85)	(347)
Other income	28	31	40	38
Gain on disposal and sale of business interests	209	70	209	69
Asset impairment reversals (expense)	(30)	154	(42)	105
Foreign currency transaction losses	(52)	(28)	(41)	(38)
Other non-operating expense	—	(10)	—	(10)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	449	39	691	17
Income tax benefit (expense)	(28)	(167)	13	(184)
Net equity in losses of affiliates	(34)	(22)	(42)	(56)
NET INCOME (LOSS)	387	(150)	662	(223)
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	39	55	251	174
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$426	$(95)	$913	$(49)
Increase in redemption value of redeemable stock of subsidiaries	—	(10)	—	(10)
NET INCOME (LOSS) AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$426	$(105)	$913	$(59)
BASIC EARNINGS PER SHARE:
NET INCOME (LOSS) AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.60	$(0.15)	$1.28	$(0.08)
DILUTED EARNINGS PER SHARE:
NET INCOME (LOSS) AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.60	$(0.15)	$1.28	$(0.08)
DILUTED SHARES OUTSTANDING	715	712	715	712
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
NET INCOME (LOSS)	$387	$(150)	$662	$(223)
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	11	42	13	72
Total foreign currency translation adjustments	11	42	13	72
Derivative activity:
Change in fair value of derivatives, net of income tax benefit (expense) of $(21), $3, $(23), and $28, respectively	93	(43)	102	(150)
Reclassification to earnings, net of income tax benefit of $1, $6, $2, and $12, respectively	(2)	9	—	(5)
Total change in fair value of derivatives	91	(34)	102	(155)
Pension activity:
Change in pension adjustments due to prior service cost, net of $0 income tax for all periods	—	1	—	1
Change in pension adjustments due to net actuarial gain for the period, net of income tax benefit of $0, $1, $0, and $1, respectively	—	(6)	—	(5)
Total pension adjustments	—	(5)	—	(4)
OTHER COMPREHENSIVE INCOME (LOSS)	102	3	115	(87)
COMPREHENSIVE INCOME (LOSS)	489	(147)	777	(310)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable stock of subsidiaries	30	73	230	200
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$519	$(74)	$1,007	$(110)
See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2026	859.8	$9	147.6	$(1,793)	$5,904	$641	$(698)	$5,042
Net income (loss)	—	—	—	—	—	487	—	(211)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	2	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	(1)	12
Total other comprehensive income (loss)	—	—	—	—	—	—	1	12
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(225)
Acquisitions of noncontrolling interests	—	—	—	—	(1)	—	1	(29)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	226
Sales to noncontrolling interests	—	—	—	—	(1)	—	—	120
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	1
Dividends declared on common stock ($0.17595/share)	—	—	—	—	—	(125)	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	(0.9)	12	(17)	—	—	—
Balance at March 31, 2026	859.8	$9	146.7	$(1,781)	$5,885	$1,003	$(696)	$4,936
Net income (loss)	—	—	—	—	—	426	—	(3)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	11	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	82	9
Total other comprehensive income (loss)	—	—	—	—	—	—	93	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(616)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	335
Sales to noncontrolling interests	—	—	—	—	(5)	—	—	—
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	169
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	8	—	—	—
Balance at June 30, 2026	859.8	$9	146.7	$(1,781)	$5,888	$1,429	$(603)	$4,830

7 | The AES Corporation

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2025	859.7	$9	148.6	$(1,805)	$5,913	$293	$(766)	$4,060
Net income (loss)	—	—	—	—	—	46	—	(149)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	30	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	(113)	(8)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	1	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(82)	(8)
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	38
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(57)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	114
Sales to noncontrolling interests	—	—	—	—	(15)	—	—	250
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	9
Dividends declared on common stock ($0.17595/share)	—	—	—	—	—	(125)	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	(0.8)	10	(10)	—	—	—
Balance at March 31, 2025	859.7	$9	147.8	$(1,795)	$5,888	$214	$(848)	$4,257
Net loss	—	—	—	—	—	(95)	—	(58)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	41	1
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	(15)	(19)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	(5)	—
Total other comprehensive income (loss)	—	—	—	—	—	—	21	(18)
Adjustments to redemption value of redeemable stock of subsidiaries (3)	—	—	—	—	—	(10)	—	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	18
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(290)
Acquisitions of noncontrolling interests	—	—	—	—	(26)	—	(17)	(46)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	246
Sales to noncontrolling interests	—	—	—	—	199	(188)	8	200
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	5
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	9	—	—	—
Balance at June 30, 2025	859.7	$9	147.8	$(1,795)	$6,070	$(79)	$(836)	$4,314
(1) Excludes redeemable stock of subsidiaries. See Note 11—Redeemable Stock of Subsidiaries.
(2) Related to the reclassification of the AES Indiana Pike County BESS tax equity partnership and certain tax equity partnerships at AES Clean Energy from Redeemable stock of subsidiaries to Noncontrolling interests. See Note 11—Redeemable Stock of Subsidiaries.
(3) Adjustment to record the redeemable stock of AES Global Insurance at redemption value.

See Notes to Condensed Consolidated Financial Statements.

8 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$662	$(223)
Adjustments to net income (loss):
Depreciation, amortization, and accretion of AROs	867	691
Emissions allowance expense	94	178
Loss on realized/unrealized derivatives	23	71
Loss on commencement of sales-type leases	44	208
Gain on disposal and sale of business interests	(209)	(69)
Impairment expense (reversals)	42	(95)
Loss (gain) on realized/unrealized foreign currency	(4)	24
Deferred income tax expense, net of tax credit transfers allocated to AES	26	149
Tax credit transfers allocated to noncontrolling interests	496	212
Other	101	220
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(206)	26
(Increase) decrease in inventory	(36)	(29)
(Increase) decrease in prepaid expenses and other current assets	578	198
(Increase) decrease in other assets	81	75
Increase (decrease) in accounts payable and other current liabilities	(34)	(116)
Increase (decrease) in income tax payables, net, and other tax payables	(264)	(82)
Increase (decrease) in other liabilities	(14)	83
Net cash provided by operating activities	2,247	1,521
INVESTING ACTIVITIES:
Capital expenditures	(3,409)	(2,586)
Acquisitions of business interests, net of cash and restricted cash acquired	(21)	(112)
Proceeds from the sale of business interests, net of cash and restricted cash sold	233	5
Sale of short-term investments	129	52
Purchase of short-term investments	(1)	(36)
Purchase of emissions allowances	(223)	(234)
Other investing	29	29
Net cash used in investing activities	(3,263)	(2,882)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	2,826	2,128
Repayments under the revolving credit facilities	(1,982)	(2,398)
Commercial paper borrowings (repayments), net	(79)	67
Issuance of recourse debt	1,800	800
Repayments of recourse debt	(1,300)	(774)
Issuance of non-recourse debt	1,424	2,332
Repayments of non-recourse debt	(720)	(1,490)
Payments for financing fees	(65)	(49)
Purchases under supplier financing arrangements	669	567
Repayments of obligations under supplier financing arrangements	(448)	(862)
Distributions to noncontrolling interests	(1,238)	(338)
Contributions from noncontrolling interests	128	274
Sales to noncontrolling interests	306	1,138
Issuance of preferred shares in subsidiaries	282	452
Dividends paid on AES common stock	(251)	(250)
Payments for financed capital expenditures	(58)	(21)
Other financing	(53)	(114)
Net cash provided by financing activities	1,241	1,462
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	(5)
Decrease in cash, cash equivalents, and restricted cash of held-for-sale businesses	—	66
Total increase in cash, cash equivalents, and restricted cash	221	162
Cash, cash equivalents and restricted cash, beginning	2,162	2,039
Cash, cash equivalents and restricted cash, ending	$2,383	$2,201

9 | The AES Corporation

Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(in millions)
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$620	$598
Cash payments for income taxes, net of refunds	200	134
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for capital expenditures	761	611
Noncash contributions from noncontrolling interests related to tax credit transfers	496	212
Noncash recognition of new operating and financing leases (see Note 10)	120	78
Noncash distributions to noncontrolling interests	69	45
Initial recognition of contingent consideration for acquisitions	16	11
Receivable for proceeds from sale of Dominican Republic Renewables (see Note 18)	—	100
Noncash contributions from noncontrolling interests	—	42
See Notes to Condensed Consolidated Financial Statements.

10 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025
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
Consolidated VIEs — At June 30, 2026, the Company consolidates a number of entities that have been identified as VIEs under ASC 810, Consolidation. These entities are primarily limited liability entities or partnership arrangements with third-party investors structured to develop, construct, and operate power generation facilities and related assets. These entities were generally determined to have insufficient equity to finance their activities during development and construction without additional subordinated financial support. The Company also has tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with renewables facilities. These tax equity partnerships meet the definition of a VIE as the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kickout rights. Under these arrangements, the third-party investors are allocated earnings, tax attributes, and distributable cash in accordance with the respective limited liability company agreements. The assets of these tax equity partnerships are generally restricted from transfer under the terms of their limited liability company agreements. The third-party investor’s ownership interest is recorded as either Redeemable stock of subsidiaries or Noncontrolling interests in the Condensed Consolidated Balance Sheets based on applicable guidance. See Note 11—Redeemable Stock of Subsidiaries and Note 12—Equity for further information.
Determining whether the Company is the primary beneficiary of a VIE requires judgment, including an assessment of contractual rights, operational responsibilities, and exposure to variability in returns. AES is considered the primary beneficiary of these VIEs when it has the power to direct the activities that most significantly affect their economic performance, such as construction, budgeting, operations, and maintenance, and it has the obligation to absorb expected losses and the right to receive benefits through its variable interests. As of June 30, 2026, certain consolidated VIEs have arrangements which may require the Company to contribute additional equity totaling $3.1 billion. Such contributions are generally contingent upon the underlying asset achieving specific project milestones. Certain consolidated VIEs are financed with non-recourse project‑level debt. Creditors of these VIEs have no recourse to the Company beyond the VIE’s assets. See Note 8—Obligations for further information.
Unconsolidated VIEs — The Company has noncontrolling interests in VIEs accounted for under the equity method. These entities include partnerships in which the limited partners do not have substantive rights over the significant activities of these entities, as well as renewable energy project joint ventures that have insufficient equity to finance their activities during development and construction without additional subordinated financial support. AES is not the primary beneficiary because it does not have a controlling financial interest in these entities, as it does not have the power to direct the activities that most significantly impact these VIEs' performance; therefore, AES does not consolidate any of these entities. AES’ investment in these entities totaled approximately $148 million and $127 million as of June 30, 2026 and December 31, 2025, respectively, which are included in Investments in and advances to affiliates on the Condensed Consolidated Balance Sheets. See Note 7—Investments In and Advances to Affiliates for further information. AES' maximum exposure to loss is limited to its current investments in these entities.
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of expected results for

11 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
the year ending December 31, 2026. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2025 audited consolidated financial statements and notes thereto, which are included in the 2025 Form 10-K filed with the SEC on March 2, 2026 (the “2025 Form 10-K”).
Proposed Merger — On March 1, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger. Parent is controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund.
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
In addition, subject to the terms of the Merger Agreement, the Company, Parent, and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, including certain regulatory approvals from the PUCO, the New York Public Service Commission, the FERC, and the Committee on Foreign Investment in the United States, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), as well as the receipt of certain approvals under the applicable laws of certain foreign countries, so long as such approval does not result in a Burdensome Condition (as defined in the Merger Agreement).
Consummation of the Merger is subject to various closing conditions, including: (1) approval of the stockholders of the Company, (2) receipt of the specified regulatory approvals without the imposition of a Burdensome Condition, (3) absence of any law or order prohibiting the consummation of the Merger, (4) subject to materiality qualifiers, the accuracy of each party’s representations and warranties, (5) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement, and (6) the absence of a material adverse effect with respect to the Company and its subsidiaries. Approval by the stockholders of the Company was obtained on June 26, 2026. At 11:59 p.m. Eastern Time on June 22, 2026, the waiting period under the HSR Act expired with respect to the Merger. The completion of the Merger is not conditioned on receipt of financing by Parent.
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

12 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,800	$1,382
Restricted cash (1)	530	691
Debt service reserves and other deposits (2)	53	89
Cash, Cash Equivalents, and Restricted Cash	$2,383	$2,162
_____________________________
(1)Includes approximately $330 million and $451 million of cash maintained in accordance with certain covenants of non-recourse debt agreements and $159 million and $153 million of cash held as collateral to cover potential liabilities for current and future insurance claims being assumed by AGIC, AES' captive insurance company, as of June 30, 2026 and December 31, 2025, respectively. See Note 8 —Obligations for further information.
(2)Includes approximately $40 million and $80 million of cash maintained in accordance with certain covenants of non-recourse debt agreements as of June 30, 2026 and December 31, 2025, respectively. See Note 8 —Obligations for further information.
Tax Credit Transferability — Historically, the Company has financed renewables projects with investments from tax equity investors who are allocated certain tax benefits associated with renewables projects (e.g., investment tax credits) through partnership agreements. The U.S Inflation Reduction Act of 2022 (the “IRA”) allows the owners of renewable energy projects to directly transfer ITCs to unrelated tax credit buyers. This provides the Company with the flexibility to obtain financing on any particular project with (i) the transfer of tax credits or (ii) investments from tax equity investors who are allocated tax benefits. The Company may also elect to retain the tax credit and use it to reduce its tax liability.
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
During the six months ended June 30, 2026, the Company executed agreements for $535 million to transfer ITCs directly to a third party at a discount. Of this amount, $39 million was allocated to AES and will be recognized ratably as an income tax benefit throughout the year and $496 million was allocated to noncontrolling interests and treated as a contribution from noncontrolling interest holders. The Company received cash proceeds from these tax credit transfers of $466 million during the six months ended June 30, 2026 and recorded a receivable of $69 million in Other current assets and a corresponding payable in Accrued and other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2026, since the Company is contractually obligated to distribute the amount to the noncontrolling interest holders. In addition, during the six months ended June 30, 2026, we received and distributed cash proceeds of $448 million to noncontrolling interest holders related to a tax credit transfer agreement executed in 2025.
During the six months ended June 30, 2025, the Company executed agreements to transfer ITCs directly to third parties for $354 million. Of this amount, $142 million was allocated to AES and recognized ratably as an income tax benefit throughout the year and $212 million was allocated to noncontrolling interests and treated as a contribution from noncontrolling interest holders. The Company received cash proceeds from these tax credit transfers of $309 million during the six months ended June 30, 2025 and received the remaining $45 million in

13 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
September 2025. In addition, during the six months ended June 30, 2025, the Company received cash proceeds of $75 million related to a tax credit transfer agreement executed in 2024.
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

14 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025

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

The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

15 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025

2026-01: Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock	The amendments in this Update require that paid-in-kind dividends on equity-classified preferred stock be initially measured on the basis of the paid-in-kind dividend rate stated in the preferred stock agreement.	The amendments in this Update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2026-02: Environmental Credits and Environmental Credit Obligations (Topic 818)	The amendments in this Update improve GAAP by providing specific authoritative guidance for environmental credit obligations.	The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the dates indicated (in millions):

	June 30, 2026	December 31, 2025
Spare parts and supplies	$403	$392
Fuel and other raw materials	215	220
Total	$618	$612
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

16 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	$—	$2	$—	$2	$—	$3	$—	$3
Government debt securities	—	2	—	2	—	—	—	—
Total debt securities	—	4	—	4	—	3	—	3
EQUITY SECURITIES:
Mutual funds	60	—	—	60	57	—	—	57
Common stock	—	—	—	—	1	—	—	1
Total equity securities	60	—	—	60	58	—	—	58
DERIVATIVES:
Interest rate derivatives	—	277	—	277	—	279	—	279
Foreign currency derivatives	—	7	—	7	—	24	—	24
Commodity derivatives	100	70	13	183	109	72	5	186
Total derivatives — assets	100	354	13	467	109	375	5	489
TOTAL ASSETS	$160	$358	$13	$531	$167	$378	$5	$550
Liabilities
Contingent consideration (1)	$—	$—	$205	$205	$—	$—	$205	$205
DERIVATIVES:
Interest rate derivatives	—	39	—	39	—	59	—	59
Foreign currency derivatives	—	36	—	36	—	28	—	28
Commodity derivatives	84	24	38	146	110	42	45	197
Total derivatives — liabilities	84	99	38	221	110	129	45	284
TOTAL LIABILITIES (1)	$84	$99	$243	$426	$110	$129	$250	$489
_____________________________
(1)Includes $6 million of contingent consideration reported in Current held-for-sale liabilities on the Condensed Consolidated Balance Sheets related to the JK Projects as of June 30, 2026.
As of June 30, 2026, all available-for-sale debt securities had stated maturities within one year. For the three and six months ended June 30, 2026, no impairments of marketable securities were recognized in earnings or other comprehensive income (loss). Credit-related impairments are recognized as an allowance with a corresponding impact recognized as a credit loss in Other expense. Gains and losses on sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross proceeds from sale of available-for-sale securities	$1	$1	$2	$4
The Company accounts for equity securities without readily determinable fair values using the measurement alternative in accordance with ASC 321. These securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Upward adjustments resulting from observable price changes are recorded in Other income and impairments and downward adjustments are recorded in Other expense. As of both December 31, 2025 and June 30, 2026, the carrying amount of equity securities accounted for using the measurement alternative was $19 million, inclusive of $22 million of cumulative upward adjustments recorded in Other income in prior years and a $48 million downward adjustment recorded in Other expense in June 2025 to reflect observable price changes for our investment in 5B Holdings Ptd. Ltd. ("5B").
The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2026 and 2025 (derivative balances are presented net), in millions. Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

17 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025

	Derivative Assets and Liabilities
Three Months Ended June 30, 2026	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at April 1, 2026	$—	$—	$(27)	$(209)	$(236)
Total realized and unrealized gains (losses):
Included in earnings	—	—	—	4	4
Included in regulatory liabilities	—	—	7	—	7
Acquisitions	—	—	—	(16)	(16)
Settlements	—	—	(5)	16	11
Balance at June 30, 2026	$—	$—	$(25)	$(205)	$(230)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$—	$4	$4

	Derivative Assets and Liabilities
Three Months Ended June 30, 2025	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at April 1, 2025	$(2)	$43	$2	$(173)	$(130)
Total realized and unrealized gains (losses):
Included in earnings	—	1	1	20	22
Included in other comprehensive income (loss) — derivative activity	—	1	(29)	—	(28)
Included in regulatory liabilities	—	—	5	—	5
Acquisitions	—	—	—	(11)	(11)
Settlements	—	(10)	(1)	20	9
Transfers of assets (liabilities), net out of Level 3	2	—	—	—	2
Balance at June 30, 2025	$—	$35	$(22)	$(144)	$(131)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(6)	$—	$20	$14

	Derivative Assets and Liabilities
Six Months Ended June 30, 2026	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2026	$—	$—	$(40)	$(205)	$(245)
Total realized and unrealized gains (losses):
Included in earnings	—	—	—	(2)	(2)
Included in other comprehensive income — derivative activity	—	—	14	—	14
Included in regulatory liabilities	—	—	7	—	7
Acquisitions	—	—	—	(16)	(16)
Settlements	—	—	(6)	18	12
Balance at June 30, 2026	$—	$—	$(25)	$(205)	$(230)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$—	$(2)	$(2)

	Derivative Assets and Liabilities
Six Months Ended June 30, 2025	Interest Rate	Foreign Currency	Commodity	Contingent Consideration	Total
Balance at January 1, 2025	$(1)	$52	$(21)	$(145)	$(115)
Total realized and unrealized gains (losses):
Included in earnings	—	2	—	(18)	(16)
Included in other comprehensive income (loss) — derivative activity	—	1	(3)	—	(2)
Included in regulatory liabilities	—	—	5	—	5
Acquisitions	—	—	—	(11)	(11)
Settlements	—	(20)	(2)	30	8
Transfers of assets (liabilities), net into Level 3	—	—	(1)	—	(1)
Transfers of assets (liabilities), net out of Level 3	1	—	—	—	1
Balance at June 30, 2025	$—	$35	$(22)	$(144)	$(131)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(12)	$—	$(18)	$(30)

18 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of June 30, 2026 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Average)
Commodity:
CAISO energy swap	$(28)	Forward CAISO energy prices per MWH from 2032 through 2038	$4.21 to $132.82 ($51.18)
MISO energy swap	(3)	Forward MISO energy prices per MWH from 2032 through 2040	$23.54 to $95.62 ($48.42)
Other	6
Total	$(25)
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

	Measurement Date	Carrying Amount (1)	Fair Value
Six Months Ended June 30, 2025			Level 1	Level 2	Level 3	Pre-tax Loss
Held-for-sale businesses: (2)
Mong Duong (3)	3/31/2025	383	—	371	—	17
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
The Company recognized $38 million and $117 million of pre-tax asset impairment expense related to AES Clean Energy Development Projects during the six months ended June 30, 2026 and 2025, respectively. See Note 16—Asset Impairment Expense for further information.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). As of May 31, 2025, due to delays in closing the transaction and the pending expiration of the agreement in November 2025, the Company determined Mong Duong no longer met the held-for-sale criteria and the asset group was reclassified as held and used.
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

19 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
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

		June 30, 2026
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Financing receivables (1)	$807	$807	$—	$—	$807
Liabilities:	Non-recourse debt	25,222	26,335	—	23,294	3,041
	Recourse debt	6,100	5,087	—	5,087	—

		December 31, 2025
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Financing receivables (1)	$855	$955	$—	$—	$955
Liabilities:	Non-recourse debt	23,178	23,749	—	20,448	3,301
	Recourse debt	5,984	5,003	—	5,003	—
_____________________________
(1)For both periods presented, amounts primarily relate to the Mong Duong loan receivable, payment deferrals granted to mining customers as part of our green blend agreements in Chile, and the sale of the Redondo Beach land. These are included in Loan receivable and Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. See Note 5—Financing Receivables for further information.
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2025 Form 10-K.
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of June 30, 2026, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity (1)
Interest rate	$10,266	2058
Foreign currency:
Chilean peso	199	2028
Colombian peso	187	2028
Euro	91	2028

Commodity Derivatives	Maximum Notional	Latest Maturity (2)
Natural Gas (in MMBtu)	73	2029
Power (in MWhs) (2)	37	2040
____________________________
(1)Maturity dates are consistent for both designated and non-designated positions.
(2)Includes one contract designated as a cash flow hedge with a final maturity date in 2038.
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of the Company’s derivative assets and liabilities as of the dates indicated (in millions):

Fair Value	June 30, 2026			December 31, 2025
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$277	$—	$277	$279	$—	$279
Foreign currency derivatives	6	1	7	11	13	24
Commodity derivatives	7	176	183	4	182	186
Total assets	$290	$177	$467	$294	$195	$489
Liabilities
Interest rate derivatives	$39	$—	$39	$59	$—	$59
Foreign currency derivatives	—	36	36	4	24	28
Commodity derivatives	35	111	146	46	151	197
Total liabilities	$74	$147	$221	$109	$175	$284

20 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025

	June 30, 2026		December 31, 2025
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$255	$112	$261	$154
Noncurrent	212	109	228	130
Total	$467	$221	$489	$284
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings on the Company’s derivative instruments for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$85	$(19)	$77	$(185)
Foreign currency derivatives	31	3	30	7
Commodity derivatives	(2)	(30)	18	—
Total	$114	$(46)	$125	$(178)
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives — Interest expense	$(1)	$(6)	$(4)	$9
Foreign currency derivatives — Foreign currency transaction gains (losses)	1	2	3	5
Commodity derivatives — Cost of sales—Non-Regulated	3	1	3	3
Total	$3	$(3)	$2	$17
Gains reclassified from AOCL to earnings due to change in forecast	$—	$—	$—	$8
Gains (losses) recognized in earnings related to
Not designated as hedging instruments:
Foreign currency derivatives — Foreign currency transaction gains (losses)	$(7)	$(7)	$(6)	$(9)
Commodity derivatives — Revenue—Non-Regulated	41	(62)	74	(39)
Commodity derivatives — Cost of sales—Non-Regulated	—	(9)	8	(14)
Total	$34	$(78)	$76	$(62)
Reclassifications from AOCL to earnings are forecasted to increase pre-tax income from continuing operations by $30 million for the twelve months ended June 30, 2027, primarily related to foreign currency derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents long-term financing receivables, excluding lease receivables and amounts classified as held for sale, by country as of the dates indicated (in millions):

	June 30, 2026			December 31, 2025
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Vietnam	$728	$18	$710	$774	$19	$755
Chile	58	—	58	61	—	61
U.S.	54	22	32	51	19	32
Other	7	—	7	7	—	7
Total	$847	$40	$807	$893	$38	$855
Vietnam — AES has recorded loan receivables of $806 million as of June 30, 2026 pertaining to our Mong Duong plant in Vietnam. During the six months ended June 30, 2026 and June 30, 2025, the Company collected $57 million and $59 million, respectively. The plant was constructed under a BOT contract and sold to the Vietnamese government, while we remain the operator for the duration of the 25-year PPA. Mong Duong was reclassified from held-for-sale to held and used as of May 31, 2025 and therefore $96 million was classified in Other current assets, and $710 million in Loan receivable on the Condensed Consolidated Balance Sheet as of June 30, 2026. See Note 14—Revenue and Note 18—Held-for-Sale and Dispositions for further information.
Chile — AES Andes has recorded non-current receivables pertaining to payment deferrals granted to mining customers as part of our green blend agreements.
U.S. — AES has recorded non-current receivables pertaining to the sale of the Redondo Beach land. The anticipated collection period extends beyond June 30, 2027.

21 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
6. ALLOWANCE FOR CREDIT LOSSES
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

Six Months Ended June 30, 2026	Accounts Receivable	Financing Receivables	Other (1)	Total
CECL reserve balance at beginning of period	$39	$38	$6	$83
Current period provision	21	3	—	24
Write-offs charged against allowance	(23)	—	—	(23)
Recoveries collected	—	(1)	—	(1)
CECL reserve balance at end of period	$37	$40	$6	$83

Six Months Ended June 30, 2025	Accounts Receivable	Financing Receivables	Other (1)	Total
CECL reserve balance at beginning of period	$52	$15	$29	$96
Reclassification from held-for-sale to held and used	—	21	(21)	—
Current period provision	27	2	—	29
Write-offs charged against allowance	(25)	—	—	(25)
Recoveries collected	—	(1)	—	(1)
Foreign exchange	—	—	(1)	(1)
CECL reserve balance at end of period	$54	$37	$7	$98
_____________________________
(1)Primarily relates to credit losses allowance on Argentina receivables as of June 30, 2026 and June 30, 2025.
Following the implementation of customer billing system upgrades at our utilities in 2023 and 2024, a temporary pause in customer disconnections, certain collections efforts, and write-off processes contributed to increased provisions and allowance for credit losses throughout 2025. AES Indiana and AES Ohio reinstituted customer disconnections and write-off processes in March and June 2025, respectively. The resumption of these activities resulted in increased write-offs.
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates (1)		Majority-Owned Unconsolidated Subsidiaries
Six Months Ended June 30,	2026	2025	2026	2025
Revenue	$1,520	$1,220	$—	$—
Operating income (loss)	35	3	—	(1)
Net loss	(174)	(165)	—	(1)
Net loss attributable to affiliates	(174)	(170)	—	(1)
_____________________________
(1)The summarized financial information of Uplight is not included in the table above for the six months ended June 30, 2026 as the equity method of accounting was suspended during the fourth quarter of 2025.
Fluence — In May 2026, the Company redeemed 10,066,414 common units of Fluence Energy, LLC. Fluence Energy, Inc. settled this redemption through the issuance of an equivalent number of shares of its Class A common stock. In conjunction with this redemption, the Company executed a public sale of the Class A shares, resulting in net proceeds of $207 million after expenses, and a pre-tax gain on sale of $186 million, recorded in Gain on disposal and sale of business interests. As a result of this transaction, AES' ownership interest decreased from 28% to 22%. As the Company still does not control but has significant influence over Fluence after the transaction, it continues to be accounted for as an equity method investment. Fluence is reported in the New Energy Technologies SBU reportable segment.
JK Projects — In May 2026, the Company completed the contribution of two of the Jemeiwaa Ka’I wind projects (“JK Projects”), JK1 and JK2, to a trust, receiving proceeds of $25 million. After closing the transaction, the Company retained 51% ownership in the trust, which is accounted for as an equity method investment. The Company recorded its retained interest in the trust at fair value of $27 million. See Note 18—Held-for-Sale and Dispositions for further information. The JK Projects are reported in the Renewables SBU reportable segment.

22 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
El Salvador — In April 2026, the Company acquired the remaining 50% ownership interests in Bosforo and Cuscatlan for a total of $44 million. The transactions were accounted for as asset acquisitions as the projects did not meet the definition of a business. Prior to the transactions, the Company’s investments in Bosforo and Cuscatlan were accounted for under the equity method; however, as a result of the transactions, both are now consolidated by AES. Bosforo and Cuscatlan are reported in the Utilities SBU reportable segment.
Uplight — In March 2026, the Company entered into an agreement to sell its 25% ownership interest and convertible note in Uplight for up to $40 million, including $10 million at closing and up to an additional $30 million contingent upon specified events. The transaction is expected to close in the second half of 2026. Uplight is reported in the New Energy Technologies SBU reportable segment.
Alto Maipo — The Company holds a 99% ownership interest in Alto Maipo SpA (“Alto Maipo”), a hydroelectric plant in Chile. In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore does not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of June 30, 2026 and December 31, 2025, the fair value is insignificant. Alto Maipo is reported in the Renewables SBU reportable segment.
Barry — The Company holds a 100% ownership interest in AES Barry Ltd. ("Barry"), a dormant entity in the U.K. that disposed of its generation and other operating assets. Due to a debt agreement, no material financial or operating decisions can be made without the banks' consent, and the Company does not control Barry. As of June 30, 2026 and December 31, 2025, other long-term liabilities included $43 million and $44 million, respectively, related to this debt agreement. Barry is reported in the Energy Infrastructure SBU reportable segment.
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
Senior Notes due 2029 and 2033 — In June 2026, the Company issued $600 million aggregate principal of 5.20% senior notes due in 2029 and $400 million aggregate principal of 5.75% senior notes due in 2033. The Company used the net proceeds from this offering to repay existing indebtedness, including its senior unsecured term loan of $500 million due in December 2026, and for general corporate purposes.
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
Senior Unsecured Term Loan due December 2026 — In October 2025, the Company executed a $300 million senior unsecured term loan agreement, maturing in December 2026. In March 2026, the Company and the lender executed an amendment providing lender consent to the consummation of the Merger. As of June 30, 2026, AES had $300 million in outstanding drawings under the loan agreement.
Senior Unsecured Term Loan due December 2026 — In June 2025, the Company executed a $500 million senior unsecured term loan agreement, maturing in June 2026. In November 2025, the Company executed an amendment extending the maturity date of the loan agreement to December 2026. In March 2026, the Company

23 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
and the lender executed an amendment providing lender consent to the consummation of the Merger. In June 2026, AES used the net proceeds of its senior notes issuance to fully repay this term loan.
Senior Notes due 2032 — In March 2025, the Company issued $800 million aggregate principal of 5.80% senior notes due in 2032. The Company used the proceeds from this issuance to purchase via tender offer a portion of its 3.30% senior notes due in 2025. As a result of the latter transaction, the Company recognized a gain on extinguishment of debt of $2 million.
Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. In April 2025, the Company executed agreements to increase the maximum aggregate face amount to $1.5 billion outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The commercial paper program is backed by the Company's $1.8 billion in revolving credit facilities, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. During the six months ended June 30, 2026, the Company borrowed approximately $32.1 billion and repaid approximately $32.1 billion under the commercial paper program, with average daily outstanding borrowings of $891 million. As of June 30, 2026, the Company had no outstanding borrowings under the commercial paper program.
Revolving Credit Facilities — In December 2024, AES executed a $300 million senior unsecured revolving credit facility, maturing in December 2026. The aggregate commitment under its previously existing revolving credit facility is $1.5 billion and matures in August 2027. In March 2026, the Company executed amendments to each facility. Collectively, these amendments modify certain change of control provisions to permit direct or indirect ownership of the Company by Global Infrastructure Management, LLC, EQT Fund Management S.à r.l., Qatar Investment Authority, and certain investment vehicles affiliated with any of the foregoing or with funds, accounts, or other entities managed, advised, or controlled by any of the foregoing. As of June 30, 2026, AES had no outstanding borrowings under either of its revolving credit facilities.
Non-Recourse Debt — Non-recourse debt represents debt issued by one of our subsidiaries and is only required to be repaid solely from the subsidiary's assets. Repayments of the loans, and interest thereon, are secured solely by the capital stock, physical assets, contracts, and cash flows of one of our subsidiaries, and the Parent Company is not otherwise liable for such debt. Non-recourse debt balances on the Condensed Consolidated Balance Sheet includes $2 billion of current and $11.7 billion of noncurrent non-recourse debt related to VIEs as of June 30, 2026.
During the six months ended June 30, 2026, the Company’s following subsidiaries had significant debt issuances (in millions):

Subsidiary	Issuances (1)
AES Clean Energy	$689
AES Pacifico Chile	407
_____________________________
(1)     These amounts do not include revolving credit facility activity at the Company’s subsidiaries.
AES Pacifico Chile — During the years ended December 31, 2025 and 2024, several renewables development projects owned by AES Pacifico Chile executed project financing agreements with aggregate commitments of up to $1.7 billion to support the development and construction of wind and solar plants. As of June 30, 2026, there were $1.3 billion in borrowings under the agreements, maturing in 2029 and 2030.
Marahu — The Marahu project is currently constructing the Salinas and Jobos renewables projects in Puerto Rico, including both solar and energy storage facilities. In July 2025, the Marahu project executed a tax credit transfer bridge loan agreement for total commitments of $230 million, at interest rates of SOFR plus a margin of 1.25% to 2.25%, maturing in April 2027. As of June 30, 2026, there was $212 million in borrowings under the agreement.
In October 2024, the Marahu project obtained a loan guarantee for $861 million from the U.S. Department of Energy and began drawing on the loan in the first quarter of 2025. As of June 30, 2026, there was $877 million, inclusive of paid-in-kind interest, in outstanding borrowings, maturing in 2049.

24 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
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
AES Clean Energy — In May 2026, Four Horizons Seller, LLC and Four Horizons FinCo, LLC, subsidiaries of AES Clean Energy Development, executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $2.2 billion. As of June 30, 2026, there were $513 million in borrowings maturing in 2029.
In December 2024, Bellefield 2 Seller, LLC executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $1.7 billion. As of June 30, 2026, there were $1.4 billion in borrowings maturing in 2026 and 2027.
AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement in 2022 whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and energy storage projects that are owned by the Issuers. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. As of June 30, 2026, the aggregate principal outstanding for the Co-Issuers was $3.3 billion. As a result of repayment of notes in 2026, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, a decrease in liabilities of $34 million, resulting in an aggregate carrying amount of notes at consolidated subsidiaries of $2.5 billion as of June 30, 2026.
AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements for revolving credit facilities in 2021 and subsequent amendments in the following years for aggregate commitments of up to $4 billion with maturity dates in May and June 2028. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used and net of repayments, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $841 million in 2026, resulting in total commitments used under the revolving credit facilities, as of June 30, 2026, of $2.5 billion at consolidated subsidiaries. As of June 30, 2026, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $2.6 billion.
AES Puerto Rico — On June 1, 2023, AES Puerto Rico was unable to pay principal and interest obligations on its Series A Bond Loans due to insufficient funds resulting from financial difficulties at the business. AES Puerto Rico signed forbearance and standstill agreements with its noteholders in July 2023 because of the insufficiency of funds to meet these obligations. On March 5, 2024, AES Puerto Rico and its noteholders executed a financial restructuring, under which the $156 million (including interest) of 6.625% Series A Bond Loans due 2026 was exchanged for $112 million of 6.625% senior secured bonds due January 2028 and $44 million of preferred shares in AES Puerto Rico. The preferred shares bear interest at 3.125% and contain an option whereby AES may call the preferred shares to be converted into 99.9% of the ordinary shares of AES Puerto Rico between December 30, 2025 and December 30, 2027, or would have the option to settle the preferred shares in cash. AES Puerto Rico is required to make mandatory prepayments through cash sweeps based on excess cash (as defined in the loan agreements) available from operations on the senior secured bonds and preferred shares interest. The financial restructuring was accounted for as a troubled debt restructuring in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors” as AES Puerto Rico was experiencing financial difficulties and the lenders granted a concession. No gain was recognized as a result of this transaction. As of June 30, 2026, cash settlement of the preferred shares is contingent, as the amounts would not be required to be settled in cash if the option to settle the preferred shares with common shares is exercised.
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
As of June 30, 2026 and December 31, 2025, approximately $370 million and $531 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. Of these amounts, $330 million and $451 million, respectively, were included within Restricted cash and $40 million and $80 million, respectively, were included within Debt service reserves and other deposits in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, approximately $159 million and $153 million, respectively, of the restricted cash balances were for collateral held to cover potential liability for

25 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
current and future insurance claims being assumed by AGIC, AES' captive insurance company. Of total restricted cash and debt service reserves of $583 million, $260 million related to VIEs as of June 30, 2026.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $2 billion at June 30, 2026.
The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of June 30, 2026. Due to the defaults, these amounts are included in the current portion of non-recourse debt unless otherwise indicated:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Ilumina (Puerto Rico)	Covenant	$19	$33
Mount Olive Solar (AES Clean Energy Development) (1)	Covenant	—	1
Total		$19
___________________________
(1)     Debt in default at Mount Olive Solar is less than $1 million.
The above defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents of the applicable subsidiary.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters and has an outstanding principal in excess of $200 million in default. As of June 30, 2026, the Company’s subsidiaries had no defaults which resulted in a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The Company had total outstanding balances of $826 million as of June 30, 2026. These agreements ranged from less than $1 million to $63 million with a weighted average interest rate of 6.37%. Of the amounts outstanding under supplier financing arrangements as of June 30, 2026, $684 million were guaranteed, including $103 million guaranteed by the Parent Company and $581 million guaranteed by subsidiaries.
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
9. COMMITMENTS AND CONTINGENCIES
Guarantees, Letters of Credit, and Surety Bonds — In connection with certain project financings (including tax equity transactions), acquisitions and dispositions, power purchases, EPC contracts, tax credit transfers, and other agreements, the Parent Company and its subsidiaries have expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company and its subsidiaries have entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. It is unlikely that the Parent Company or its subsidiaries would be required to perform or otherwise incur any material losses associated with guarantees of subsidiaries' or affiliates' obligations. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company expects to fulfill within the normal course of business. Our tax equity and tax credit transfer guarantees typically consist of standard indemnifications of tax equity partners or tax credit purchasers in the event that an adverse determination arises due to a recapture event, tax controversy, or any breach by the AES project company of the representations in the

26 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
shared equity agreement. The expiration dates of these guarantees vary from less than 1 year to no more than 25 years.
The following table summarizes the Parent Company’s consolidated contingent contractual obligations as of June 30, 2026. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure per individual agreement. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Parent Company Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments (1)	$4,368	24	< $1 — 894
Letters of credit under the unsecured credit facilities	174	9	< $1 — 60
Letters of credit under bilateral agreements	159	8	< $1 — 64
Letters of credit under the revolving credit facility	9	15	< $1 — 4
Total	$4,710	56
_____________________________
(1)Excludes payment obligation and commercial transaction arrangements entered into by the Parent Company on behalf of its consolidated subsidiaries, which relate to the Company's own future performance.
The following table summarizes our subsidiaries’ consolidated contingent contractual obligations as of June 30, 2026. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. Amounts presented in the following table represent our subsidiaries' current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure per individual agreement. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Subsidiary Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$3,265	43	< $1 — 512
Letters of credit under subsidiary credit facilities	2,060	383	< $1 — 85
Surety bonds	73	101	< $1 — 10
Total	$5,398	527
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of both June 30, 2026 and December 31, 2025, the Company recognized liabilities of $1 million for projected environmental remediation costs. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of June 30, 2026. Unasserted claims are not included in the range of potential losses related to environmental matters until it is probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be between $1 million and $5 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above.
Litigation — The Company is involved in certain claims, suits, and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $16 million and $22 million as of June 30, 2026 and December 31, 2025, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2026. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities

27 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
(including but not limited to tax disputes in Brazil and El Salvador); and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $96 million and $170 million. Included in this range is a reasonably possible legal contingency for environmental remediation costs related to Sul, a business the Company disposed of in 2016, estimated to be approximately R$15 million to R$60 million ($3 million to $12 million). The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Revenue	2026	2025	2026	2025
Non-variable lease revenue	$49	$81	$134	$157
Variable lease revenue	28	28	45	43
Total lease revenue	$77	$109	$179	$200
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant, and equipment, net on the Condensed Consolidated Balance Sheets as of the dates indicated (in millions):

Property, Plant, and Equipment, Net	June 30, 2026	December 31, 2025
Gross assets	$1,901	$1,923
Less: Accumulated depreciation	(253)	(231)
Net assets	$1,648	$1,692
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, or lack of performance on energy delivery. The Company has not recognized any early terminations as of June 30, 2026. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of June 30, 2026 for the remainder of 2026 through 2030 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2026	$32	$38
2027	63	64
2028	63	1
2029	63	1
2030	63	—
Thereafter	946	—
Total	$1,230	$104
Less: Imputed interest	(634)
Present value of total lease receipts	$596
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

28 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
The following table presents variable lease revenue, interest income, and losses on commencement of sales-type leases in which the Company is the lessor, for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Sales-Type Leases	2026	2025	2026	2025
Variable lease revenue	$1	$—	$1	$1
Interest income	6	6	15	12
Net losses on commencement of sales-type leases (1)	—	(199)	(44)	(208)
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
The following table is a reconciliation of changes in redeemable stock of subsidiaries for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at the beginning of the period	$2,895	$899	$2,824	$938
Net income (loss)	(36)	3	(37)	33
Adjustments to redemption value of redeemable stock of subsidiaries	—	10	—	10
Reclassification of redeemable stock of subsidiaries to noncontrolling interests	—	(18)	—	(56)
Distributions to holders of redeemable stock of subsidiaries	(64)	(10)	(103)	(41)
Acquisitions of redeemable stock of subsidiaries	—	—	(1)	—
Contributions from holders of redeemable stock of subsidiaries	63	168	63	168
Sales of redeemable stock of subsidiaries	194	687	194	687
Issuance of preferred shares in subsidiaries	—	440	112	440
Balance at the end of the period	$3,052	$2,179	$3,052	$2,179
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the dates indicated (in millions):

	June 30, 2026	December 31, 2025
IPALCO common stock	$1,006	$1,003
AES Ohio common stock	644	595
AES Global Insurance preferred stock	448	472
AES Clean Energy tax equity partnerships	273	228
Bellefield 2 Equity Holdings preferred stock	262	249
Desarrollos Renovables preferred stock	210	78
AES DevCo HoldCo preferred stock	209	199
Total redeemable stock of subsidiaries	$3,052	$2,824
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

29 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
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
In some cases, these agreements contain certain partnership rights, though not currently in effect, which may enable the tax equity investor to exit in the future. As a result, the noncontrolling ownership interest is considered temporary equity. Some of these tax equity partnership agreements have redemption features dependent upon the passage of time, therefore the noncontrolling ownership interests are probable of becoming redeemable. As of June 30, 2026, the carrying values of these noncontrolling ownership interests exceeded the redemption values, therefore no adjustments to the carrying values were necessary. Certain other tax equity partnership agreements have redemption features that expire upon certain agreed-upon project milestones being achieved. The Company has concluded it is probable that these projects will reach the specified milestones, therefore the noncontrolling ownership interests are not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.
During the six months ended June 30, 2026 and 2025, AES Clean Energy, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to Redeemable stock of subsidiaries of $194 million and $149 million, respectively, net of transaction costs.
During the six months ended June 30, 2025, certain renewables development projects with redemption features were placed in service, resulting in the expiration of the redemption features. As a result, noncontrolling ownership interests of $18 million were reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Condensed Consolidated Balance Sheets. AES Clean Energy is reported in the Renewables SBU reportable segment.
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
As the agreement contains certain redemption features that may require future redemption of the Class B units and are not solely in AES’ control, the noncontrolling interest is considered temporary equity. The contractual target rate of return increases the redemption price on the Class B units and the annual distributions reduce the applicable redemption price. Annual dividends are subject to regulatory and the AGIC Companies Boards’ approval. Through March 31, 2045, the AGIC Companies Boards will approve distributions to the Class B Member to the extent that there is sufficient cash generated from operations each annual period. After March 31, 2045, all dividends are discretionary if the Class B units remain outstanding. It is probable that the AGIC Companies’ performance will generate sufficient cash to require distributions to be made to the Class B Member of an amount that would redeem the instrument after the call option period. Therefore, the noncontrolling interest is probable of becoming redeemable and the carrying value of the Class B units will be adjusted to equal the redemption value each reporting period. As of June 30, 2025, the redemption value of the noncontrolling ownership interest of $456 million exceeded the carrying value; as such, an adjustment of $10 million was recorded to Redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheets to increase the carrying value to the Class B units’ redemption value. As of June 30, 2026, the redemption value of the noncontrolling ownership interest of $448 million equaled the carrying value; as such, no adjustment to the carrying value was necessary. The AGIC Companies are reported in Corporate and Other.
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

30 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
difference between actual and targeted distributions. Distributions of cash from the sale of Shortfall Stock are subject to regulatory approval and at the discretion of AES.
AES Ohio — On April 4, 2025, DPL sold an indirect equity interest in AES Ohio of approximately 30% to Astrid Holdings LP, a wholly-owned subsidiary of CDPQ, for total proceeds of approximately $544 million, resulting in an increase to Redeemable stock of subsidiaries of $538 million, net of transaction costs. The Company also recognized an increase to additional paid-in capital and a reduction to retained earnings of $188 million for the excess of the fair value of the shares over the share of the net assets sold. The agreement contains certain redemption features that, while not currently in effect, are not solely in AES’ control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded that the likelihood of an event that would allow CDPQ to redeem its interest under the terms of the shareholder agreement is not probable, but would require redemption at fair value. Therefore, as of June 30, 2026, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. AES Ohio is reported in the Utilities SBU reportable segment.
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
12. EQUITY
Equity Transactions with Noncontrolling Interests
Marahu — In June 2026, the Company sold a preferred membership interest in CleanFlex Puerto Rico Partners, LLC (“Marahu”) to TotalEnergies (“Total”), resulting in a $169 million increase to NCI. Marahu is a holding company over the Jobos and Salinas renewables development projects in Puerto Rico, and is reported in the Renewables SBU reportable segment.
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
During the six months ended June 30, 2025, AES Clean Energy Development and AES Renewable Holdings, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to NCI of $282 million. AES Clean Energy Development and AES Renewable Holdings are reported in the Renewables SBU reportable segment.
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

31 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
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
The following table summarizes the net income (loss) attributable to The AES Corporation and all transfers (to) from noncontrolling interests for the periods indicated (in millions):

	Six Months Ended June 30,
	2026	2025
Net income attributable to The AES Corporation	$913	$(49)
Transfers (to) from noncontrolling interest:
Increase (decrease) in The AES Corporation's paid-in capital for sale of subsidiary shares	(6)	184
Additional paid-in-capital transferred to redeemable stock of subsidiaries (1)	—	(188)
Decrease in The AES Corporation's paid-in capital for acquisition of subsidiary shares	(1)	(26)
Net transfers (to) from noncontrolling interest	(7)	(30)
Change from net income attributable to The AES Corporation and transfers (to) from noncontrolling interests	$906	$(79)
_____________________________
(1)See Note 11—Redeemable Stock of Subsidiaries for further information on increase in paid-in capital transferred to redeemable stock of subsidiaries.
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the six months ended June 30, 2026 (in millions):

	Foreign currency translation adjustments, net	Change in fair value of derivatives, net	Pension adjustments, net	Change in fair value option liabilities, net	Total
Balance at the beginning of the period	$(1,168)	$483	$(16)	$3	$(698)
Other comprehensive income before reclassifications	13	88	—	—	101
Amount reclassified to earnings	—	(7)	—	—	(7)
Other comprehensive income	13	81	—	—	94
Reclassification from NCI due to share repurchases	—	1	—	—	1
Balance at the end of the period	$(1,155)	$565	$(16)	$3	$(603)
Reclassifications out of AOCL are presented in the following table. The Company’s accounting policy for releasing the income tax effects from AOCL occurs on a portfolio basis. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Change in fair value of derivatives, net
Non-regulated revenue	$4	$—	$5	$—
Non-regulated cost of sales	(2)	1	(4)	2
Interest expense	—	(6)	(2)	10
Foreign currency transaction losses	1	2	3	5
Income (loss) from continuing operations before taxes and equity in earnings of affiliates	3	(3)	2	17
Income tax benefit (expense)	(1)	(6)	(2)	(12)
Net income (loss)	2	(9)	—	5
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	1	3	7	4
Net income (loss) attributable to The AES Corporation	$3	$(6)	$7	$9
Common Stock Dividends — The Parent Company paid dividends of $0.17595 per outstanding share to its common stockholders during the first and second quarters of 2026 for dividends declared in December 2025 and February 2026.
On July 9, 2026, the Board of Directors declared a quarterly common stock dividend of $0.17595 per share payable on August 14, 2026 to shareholders of record at the close of business on July 31, 2026.

32 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
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

33 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended June 30, 2026
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$939	$1,018	$1,496	$—	$3,453
Corporate and other					39
Eliminations					(70)
Total Revenue					$3,422
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	501	724	1,153	3
Other segment items (2)	69	77	26	11
Segment Adjusted EBITDA	$369	$217	$317	$(14)	$889
Reconciliation to income from continuing operations before taxes:
Corporate and other					(1)
Eliminations					10
Interest expense					(368)
Interest income					65
Depreciation, amortization, and accretion of AROs					(434)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					199
Income tax expense (benefit), interest expense (income), and depreciation, amortization, and accretion of AROs from equity affiliates					(52)
Interest income recognized under service concession arrangements					(14)
Unrealized derivatives, equity securities, and financial assets and liabilities losses					(27)
Unrealized foreign currency losses					(12)
Disposition/acquisition gains					209
Impairment losses					(24)
Loss on extinguishment of debt and troubled debt restructuring					(12)
Merger costs					(13)
Income from continuing operations before taxes					$415
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

34 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025

	Three Months Ended June 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$644	$954	$1,306	$—	$2,904
Corporate and other					43
Eliminations					(92)
Total Revenue					$2,855
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	422	687	1,048	2
Other segment items (2)	(18)	71	4	15
Segment Adjusted EBITDA	$240	$196	$254	$(17)	$673
Reconciliation to income from continuing operations before taxes:
Corporate and other					11
Eliminations					(3)
Interest expense					(352)
Interest income					70
Depreciation, amortization, and accretion of AROs					(354)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					253
Income tax expense (benefit), interest expense (income), and depreciation, amortization, and accretion of AROs from equity affiliates					(45)
Interest income recognized under service concession arrangements					(14)
Unrealized derivatives, equity securities, and financial assets and liabilities losses					(133)
Unrealized foreign currency losses					(4)
Disposition/acquisition losses					(126)
Impairment reversals					87
Loss on extinguishment of debt and troubled debt restructuring					(4)
Restructuring costs					(42)
Income from continuing operations before taxes					$17
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

35 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025

	Six Months Ended June 30, 2026
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$1,759	$2,154	$2,752	$—	$6,665
Corporate and other					68
Eliminations					(131)
Total Revenue					$6,602
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	978	1,490	2,096	6
Other segment items (2)	143	178	33	29
Segment Adjusted EBITDA	$638	$486	$623	$(35)	$1,712
Reconciliation to income from continuing operations before taxes:
Corporate and other					(2)
Eliminations					15
Interest expense					(721)
Interest income					130
Depreciation, amortization, and accretion of AROs					(867)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					431
Income tax expense (benefit), interest expense (income), and depreciation, amortization, and accretion of AROs from equity affiliates					(85)
Interest income recognized under service concession arrangements					(27)
Unrealized derivatives, equity securities, and financial assets and liabilities losses					(20)
Unrealized foreign currency gains					8
Disposition/acquisition gains					156
Impairment losses					(34)
Loss on extinguishment of debt and troubled debt restructuring					(20)
Merger costs					(27)
Income from continuing operations before taxes					$649
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

36 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025

	Six Months Ended June 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$1,310	$1,963	$2,626	$—	$5,899
Corporate and other					79
Eliminations					(197)
Total Revenue					$5,781
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	888	1,417	2,098	3
Other segment items (2)	21	127	20	39
Segment Adjusted EBITDA	$401	$419	$508	$(42)	$1,286
Reconciliation to income from continuing operations before taxes:
Corporate and other					(13)
Eliminations					(1)
Interest expense					(694)
Interest income					139
Depreciation, amortization, and accretion of AROs					(691)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					387
Income tax expense (benefit), interest expense (income), and depreciation, amortization, and accretion of AROs from equity affiliates					(81)
Interest income recognized under service concession arrangements					(29)
Unrealized derivatives, equity securities, and financial assets and liabilities losses					(132)
Unrealized foreign currency gains					3
Disposition/acquisition losses					(167)
Impairment reversals					54
Loss on extinguishment of debt and troubled debt restructuring					(12)
Restructuring costs					(88)
Loss from continuing operations before taxes					$(39)
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

37 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
The Company uses long-lived assets as its measure of segment assets. Long-lived assets include amounts recorded in Property, plant, and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

Long-Lived Assets	June 30, 2026	December 31, 2025
Renewables SBU	$26,452	$23,945
Utilities SBU	10,000	9,464
Energy Infrastructure SBU	4,567	4,726
New Energy Technologies SBU	26	23
Corporate and Other	34	29
Long-Lived Assets	41,079	38,187
Current assets	6,403	6,502
Investments in and advances to affiliates	885	1,004
Debt service reserves and other deposits	53	89
Goodwill	342	342
Other intangible assets	2,033	2,040
Deferred income taxes	356	397
Loan receivable	710	755
Other noncurrent assets, excluding right-of-use assets for operating leases	2,377	2,452
Total Assets	$54,238	$51,768

Depreciation, Amortization, and Accretion of AROs	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Renewables SBU	$192	$138	$373	$267
Utilities SBU	137	131	273	255
Energy Infrastructure SBU	102	83	214	164
New Energy Technologies SBU	—	1	1	1
Corporate and Other	3	1	6	4
Total	$434	$354	$867	$691

Capital Expenditures	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Renewables SBU	$1,272	$1,086	$2,683	$2,056
Utilities SBU	349	232	715	492
Energy Infrastructure SBU	28	25	56	53
New Energy Technologies SBU	2	2	3	3
Corporate and Other	6	1	10	3
Total	$1,657	$1,346	$3,467	$2,607

Interest Income	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Renewables SBU	$24	$20	$49	$41
Utilities SBU	3	4	5	6
Energy Infrastructure SBU	34	41	69	82
New Energy Technologies SBU	—	2	—	4
Corporate and Other	4	3	7	6
Total	$65	$70	$130	$139

Interest Expense	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Renewables SBU	$140	$119	$265	$250
Utilities SBU	79	77	156	154
Energy Infrastructure SBU	60	76	125	150
New Energy Technologies SBU	—	—	—	—
Corporate and Other	89	80	175	140
Total	$368	$352	$721	$694

38 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025

Net Equity in Earnings (Losses) of Affiliates	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Renewables SBU	$(17)	$(6)	$(24)	$(15)
Utilities SBU	1	2	3	4
Energy Infrastructure SBU	(6)	3	9	7
New Energy Technologies SBU	(9)	(17)	(26)	(44)
Corporate and Other	(3)	(4)	(4)	(8)
Total	$(34)	$(22)	$(42)	$(56)
14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended June 30, 2026
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$849	$23	$1,435	$—	$(31)	$2,276
Other non-regulated revenue (1)	90	—	61	—	—	151
Total non-regulated revenue	939	23	1,496	—	(31)	2,427
Regulated Revenue
Revenue from contracts with customers	—	987	—	—	—	987
Other regulated revenue	—	8	—	—	—	8
Total regulated revenue	—	995	—	—	—	995
Total revenue	$939	$1,018	$1,496	$—	$(31)	$3,422

	Three Months Ended June 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$638	$20	$1,236	$—	$(49)	$1,845
Other non-regulated revenue (1)	6	1	70	—	—	77
Total non-regulated revenue	644	21	1,306	—	(49)	1,922
Regulated Revenue
Revenue from contracts with customers	—	927	—	—	—	927
Other regulated revenue	—	6	—	—	—	6
Total regulated revenue	—	933	—	—	—	933
Total revenue	$644	$954	$1,306	$—	$(49)	$2,855

39 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025

	Six Months Ended June 30, 2026
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,603	$44	$2,592	$—	$(63)	$4,176
Other non-regulated revenue (1)	156	1	160	—	—	317
Total non-regulated revenue	1,759	45	2,752	—	(63)	4,493
Regulated Revenue
Revenue from contracts with customers	—	2,092	—	—	—	2,092
Other regulated revenue	—	17	—	—	—	17
Total regulated revenue	—	2,109	—	—	—	2,109
Total revenue	$1,759	$2,154	$2,752	$—	$(63)	$6,602

	Six Months Ended June 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,258	$43	$2,458	$—	$(118)	$3,641
Other non-regulated revenue (1)	52	2	168	—	—	222
Total non-regulated revenue	1,310	45	2,626	—	(118)	3,863
Regulated Revenue
Revenue from contracts with customers	—	1,903	—	—	—	1,903
Other regulated revenue	—	15	—	—	—	15
Total regulated revenue	—	1,918	—	—	—	1,918
Total revenue	$1,310	$1,963	$2,626	$—	$(118)	$5,781
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $246 million and $374 million as of June 30, 2026 and December 31, 2025, respectively.
During the six months ended June 30, 2026 and 2025, we recognized revenue of $162 million and $15 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a BOT contract and sold to the Vietnamese government, while we remain the operator for the duration of the 25-year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25-year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of June 30, 2026 and December 31, 2025, the loan receivable balance was $806 million and $862 million, respectively. Of these amounts, $96 million and $107 million were classified in Other current assets, and $710 million and $755 million in Loan receivable on the Condensed Consolidated Balance Sheets, respectively.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future revenue for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of June 30, 2026, the aggregate amount of transaction price allocated to remaining performance obligations was $258 million, primarily consisting of fixed consideration in development services contracts in the U.S., of which $120 million has been collected. We expect to recognize revenue of approximately $127 million in the remainder of 2026, $127 million in 2027, and the remainder thereafter.
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

40 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
remeasurement of contingent consideration, losses at commencement of sales-type leases, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Other Income	Gain on remeasurement of contingent consideration (1)	$18	$23	$20	$24
	AFUDC (US Utilities)	3	—	5	1
	Dividend income on investments	2	3	4	3
	Gain on sale and disposal of assets	1	1	3	1
	Other income	4	4	8	9
	Total other income	$28	$31	$40	$38

Other Expense	Loss on commencement of sales-type leases (2)	$—	$199	$44	$208
	Loss on remeasurement of contingent consideration (1)	14	3	22	42
	Loss on sale and disposal of assets	4	5	5	8
	Legal contingencies and settlements	4	2	4	2
	Non-service pension and other postretirement costs	2	4	2	4
	Loss on remeasurement of investment (3)	—	48	—	48
	Other	3	34	8	35
	Total other expense	$27	$295	$85	$347
_______________________________
(1)    Related to certain remeasurements of contingent consideration, primarily on projects acquired at AES Clean Energy. See Note 3—Fair Value for further information about remeasurement to fair value.
(2)    Related to losses recognized at commencement of sales-type leases at AES Clean Energy. See Note 10—Leases for further information.
(3)    For the period ended June 30, 2025, related to the remeasurement of our existing investment in 5B, accounted for using the measurement alternative. See Note 3—Fair Value for further information.
16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense (reversals) for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
AES Clean Energy Development Projects	$32	$86	$38	$117
Mong Duong	—	(243)	—	(226)
Other	(2)	3	4	4
Total	$30	$(154)	$42	$(105)
AES Clean Energy Development Projects — AES Clean Energy Development has a pipeline of U.S. renewables projects that are in various stages of development and construction. In some cases, if development efforts are not successful, the Company may abandon a particular project, writing off all the intangible assets and capitalized development costs incurred. The fair value of each abandoned project with no salvage value is determined to be zero as there are no future projected cash flows. The Company recognized $38 million and $117 million of pre-tax asset impairment expense related to the write-off of projects that were determined to be no longer viable during the six months ended June 30, 2026 and 2025, respectively. Of the $86 million pre-tax asset impairment expense recorded during the three months ended June 30, 2025, $51 million was related to right sizing our development company as part of the restructuring program initiated in February 2025. See Note 21—Restructuring for further information. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
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

41 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
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
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and six months ended June 30, 2026 were 6% and (2)%, respectively. The effective tax rates for the three and six months ended June 30, 2025 were 428% and 1,082%, respectively. The effective tax rate for the six months ended June 30, 2025 was not meaningful due to pretax book income being near breakeven. The difference between the Company’s effective tax rates for the 2026 and 2025 periods and the U.S. statutory tax rate of 21% related primarily to foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, valuation allowance, the impacts of U.S. investment tax credits (“ITCs”), and noncontrolling interest in our U.S. subsidiaries.
During the second quarter of 2026, the Company executed a public sale of the Fluence Class A shares, resulting in a pre-tax gain on sale of $186 million. The sale resulted in approximately $42 million of discrete tax expense for both the three and six months ended June 30, 2026. Additionally, the Company recognized discrete tax benefit of approximately $54 million associated with the Fluence sell-down transaction due to release of valuation allowance on U.S. capital losses. See Note 7—Investments in and Advances to Affiliates for additional information regarding the Fluence sell-down transaction.
For the six months ended June 30, 2026, the Company recorded discrete tax benefit of approximately $20 million associated with the merger of Cochrane into AES Andes and discrete tax expense of approximately $37 million resulting from allocations of losses to tax equity investors on renewables projects.
For the three and six months ended June 30, 2025, the Company recognized discrete tax expense of approximately $18 million and $44 million, respectively, resulting from allocations of losses to tax equity investors on renewables projects.
18. HELD-FOR-SALE AND DISPOSITIONS
Held-for-Sale
JK Projects — In April 2025, the Company executed an agreement to contribute the Jemeiwaa Ka’I wind projects (“JK Projects”) to two trusts. In May 2026, the Company completed the contribution of two of the JK Projects, JK1 and JK2, to one of the trusts. See Dispositions below and Note 7—Investments in and Advances to Affiliates for further information. As of June 30, 2026, the contribution of the remaining JK Projects has not been completed and they continue to be classified as held-for-sale but do not meet the criteria to be reported as discontinued operations. These projects are expected to be contributed to the trusts in late 2026 or early 2027. Since the fair value less costs to sell exceeded the carrying value of the disposal group, no impairment was recorded. On a consolidated basis, the carrying value of the remaining JK Projects held-for-sale as of June 30, 2026 was $10 million, consisting primarily of intangible assets. The JK Projects are reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). As a result, Mong Duong was classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. The sale was subject to regulatory approval, and due to delays in closing the transaction and the pending expiration of the agreement, the Company determined the sale was no longer probable and that Mong Duong no longer met the held-for-sale criteria as of May 31, 2025. As a result, Mong Duong was classified as held and used as of June 30, 2026. The Company recorded an increase in the carrying value of the Mong Duong asset group primarily due to the derecognition of a $239 million valuation allowance on the loan receivable accounted for under ASC 310, which had been recognized in Asset impairment expense between December 31, 2023 and March 31, 2025 while Mong Duong was classified as held-for-sale. The agreement expired in November 2025 and the sale did not close. See

42 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
Note 16—Asset Impairment Expense for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
Dispositions
JK Projects — In May 2026, the Company completed the contribution of two of the JK Projects, JK1 and JK2, to a trust, receiving proceeds of $25 million. After closing the transaction, the Company retained 51% ownership in the trust, which is accounted for as an equity method investment. The transaction resulted in a pre-tax gain on sale of $24 million reported in Gain on disposal and sale of business interests. See Note 7—Investments in and Advances to Affiliates for further information. The JK Projects are reported in the Renewables SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and six months ended June 30, 2026 and 2025, where income represents the numerator and weighted-average shares represent the denominator.

43 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025

Three Months Ended June 30,	2026			2025
(in millions, except per share data)	Income	Shares	$ per Share	Loss	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$426	713	$0.60	$(95)	712	$(0.13)
Increase in redemption value of redeemable stock of subsidiaries	—		—	(10)	—	(0.02)
Income (loss) available to The AES Corporation common stockholders	$426	713	$0.60	$(105)	712	$(0.15)
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	—	—	—	—
DILUTED EARNINGS PER SHARE	$426	715	$0.60	$(105)	712	$(0.15)

Six Months Ended June 30,	2026			2025
(in millions, except per share data)	Income	Shares	$ per Share	Loss	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$913	713	$1.28	$(49)	712	$(0.07)
Increase in redemption value of redeemable stock of subsidiaries	—		—	(10)	—	(0.01)
Income (loss) available to The AES Corporation common stockholders	$913	713	$1.28	$(59)	712	$(0.08)
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	—	—	—	—
DILUTED EARNINGS PER SHARE	$913	715	$1.28	$(59)	712	$(0.08)
Adjustments to Redemption Value — For the three and six months ended June 30, 2025, income from continuing operations available to AES common stockholders included a $10 million adjustment related to the increase of the carrying value of redeemable stock of subsidiaries at the AGIC Companies, as discussed in Note 11—Redeemable Stock of Subsidiaries.
The Company has elected to administer this entire non-fair value redemption adjustment consistent with the treatment of dividends in the earnings per share calculation. While the adjustment impacted net income available to AES common stockholders and earnings per share, it did not impact Net income in the Condensed Consolidated Statement of Operations.
Anti-Dilutive Securities — The calculation of diluted earnings per share excluded 3 million outstanding stock awards for both the three and six months ended June 30, 2026, which would be anti-dilutive. The calculation of diluted earnings per share excluded 6 million outstanding stock awards for the three and six months ended June 30, 2025 because their impact would be anti-dilutive given the loss from continuing operations. Had the Company generated income, potential shares of common stock of 2 million related to the stock awards would have been included in weighted-average shares outstanding for both the three and six months ended June 30, 2025. These stock awards could potentially dilute basic earnings per share in the future.
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
As part of the quarterly diluted earnings per share calculation, AES evaluates whether (1) average cash basis quarterly net income in a given quarter exceeds the threshold or (2) aggregate distributions made to the investor for the related distribution period exceed such target distribution amount. If either condition is met, no Shortfall Stock will be included in the diluted earnings per share calculation. As of June 30, 2026, the average cash basis quarterly net income condition was met, and therefore, no shares are included in the calculation of diluted EPS.

44 | Notes to Condensed Consolidated Financial Statements | June 30, 2026 and 2025
21. RESTRUCTURING
In February 2025, the Company approved and initiated a restructuring program to streamline our organization given the significantly lower number of countries that we operate in. Additionally, we right-sized our development company to focus on executing on the backlog and pursuing larger but fewer projects to better serve our core customers. No restructuring charges were recognized during the six months ended June 30, 2026. From inception, the cumulative amount of restructuring costs incurred to date as of June 30, 2026 was $54 million.
During the six months ended June 30, 2025, pre-tax restructuring charges related to employee severance costs were $52 million, of which $43 million was classified within Cost of sales and $9 million was classified as General and administrative expenses on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2025, $19 million was recognized at the Energy Infrastructure SBU, $17 million at the Renewables SBU, $5 million at the Utilities SBU, $1 million at the New Energy Technologies SBU, and $10 million at Corporate and Other.
In the second quarter of 2025, AES Clean Energy Development also recognized $51 million of pre-tax asset impairment expense as a result of the restructuring program. See Note 16—Asset Impairment Expense for further information. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
As of December 31, 2025, $5 million of pre-tax restructuring charges were reflected within Accrued and other liabilities on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2026, the Company made cash payments of $5 million. As of June 30, 2026, no pre-tax restructuring charges were reflected within Accrued and other liabilities on the Condensed Consolidated Balance Sheets.

45 | The AES Corporation | June 30, 2026 Form 10-Q
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
•the risk that the conditions to the completion of the Transaction are not satisfied in a timely manner or at all;
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

46 | The AES Corporation | June 30, 2026 Form 10-Q
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

47 | The AES Corporation | June 30, 2026 Form 10-Q
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
Executive Summary
Compared with last year, second quarter net income increased $537 million, from a net loss of $150 million to net income of $387 million. This increase is the result of the favorable impact from energy derivatives and higher contributions from development services in the U.S., higher energy and capacity sales and prices in the spot market, higher retail margin primarily at AES Ohio, losses on commencement of sales-type leases recognized in the prior year at AES Clean Energy Development, lower income tax expense, and a gain on sale of shares in Fluence; partially offset by the prior-year impact of derecognition of a valuation allowance on the loan receivable upon reclassifying Mong Duong from held-for-sale to held and used and lower contract sales volume and higher depreciation mainly due to the expiration of the Maritza PPA in Bulgaria.
Adjusted EBITDA, a non-GAAP measure, increased $217 million, from $681 million to $898 million, driven by higher contributions from development services in the U.S., higher energy and capacity sales and prices in the spot market, the increase in ownership of Cochrane, and higher retail margin primarily at AES Ohio; partially offset by lower contract sales volume mainly due to the expiration of the Maritza PPA in Bulgaria.

48 | The AES Corporation | June 30, 2026 Form 10-Q
Compared with last year, net income for the six months ended June 30, 2026 increased $885 million, from a net loss of $223 million to net income of $662 million. This increase is the result of higher contributions from development services and the favorable impact of energy derivatives in the U.S., higher retail margin and transmission and rider revenues at AES Ohio and AES Indiana, higher energy and capacity sales and prices in the spot market, losses on commencement of sales-type leases recognized in the prior year at AES Clean Energy Development, income tax benefit in the current year compared to income tax expense in the prior year, one-time costs in the prior year due to the Company’s restructuring program in February 2025, and a gain on sale of shares in Fluence; partially offset by the prior-year impact of derecognition of a valuation allowance on the loan receivable upon reclassifying Mong Duong from held-for-sale to held and used and lower contract sales volume and higher depreciation mainly due to the expiration of the Maritza PPA in Bulgaria.
Adjusted EBITDA, a non-GAAP measure, increased $453 million, from $1,272 million to $1,725 million for the six months ended June 30, 2026, driven by higher contributions from development services in the U.S., higher energy and capacity sales and prices in the spot market, the increase in ownership of Cochrane, and higher retail margin and transmission and rider revenues at AES Ohio and AES Indiana; partially offset by the impact of the AES Ohio and AGIC selldowns in the prior year and lower contract sales volume mainly due to the expiration of the Maritza PPA in Bulgaria.

49 | The AES Corporation | June 30, 2026 Form 10-Q

Accelerating the future of energy, together.

Business Overview

157	35,509	6	35,052
Generation Facilities	Gross MW	Utility Companies	GWH [2]

Operating Margin
(in millions)
$1,332
$692
$894
$453
Q2 2026
Q2 2025
Net Income
(in millions)
$662
$387
$(150)
$(223)
Q2 2026
Q2 2025
Adjusted EBITDA (1)
(in millions)
$1,725
$898
$1,272
$681
Q2 2026
Q2 2025
Operating Cash Flow
(in millions)
$2,247
$1,046
$1,521
$976
Q2 2026
Q2 2025
QTD
YTD

Key events in 2026

Our PPA backlog, which consists of projects with signed contracts, but which are not yet operational, is 10.9 GW, including 3.8 GW under construction. Year-to-date, we:

- Completed the construction of 2.0 GW of renewables and 0.5 GW of natural gas; and
- Signed or were awarded new long-term PPAs for 901 MW.

Under construction

Energy Storage
29%
3,788
MW
Wind
45%
Solar
26%

Contracted renewable backlog not yet under construction

Energy Storage
14%
7,137
MW
Wind
22%
Solar
64%

(1) Non-GAAP measure. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2025.

50 | The AES Corporation | June 30, 2026 Form 10-Q
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2026	2025	$ change	% change	2026	2025	$ change	% change
Revenue:
Renewables SBU	$939	$644	$295	46%	$1,759	$1,310	$449	34%
Utilities SBU	1,018	954	64	7%	2,154	1,963	191	10%
Energy Infrastructure SBU	1,496	1,306	190	15%	2,752	2,626	126	5%
New Energy Technologies SBU	—	—	—	—%	—	—	—	—%
Corporate and Other	39	43	(4)	-9%	68	79	(11)	-14%
Eliminations	(70)	(92)	22	24%	(131)	(197)	66	34%
Total Revenue	3,422	2,855	567	20%	6,602	5,781	821	14%
Operating Margin:
Renewables SBU	247	85	162	NM	410	158	252	NM
Utilities SBU	158	136	22	16%	391	291	100	34%
Energy Infrastructure SBU	241	176	65	37%	442	365	77	21%
New Energy Technologies SBU	(3)	(4)	1	-25%	(6)	(4)	(2)	50%
Corporate and Other	64	84	(20)	-24%	129	142	(13)	-9%
Eliminations	(15)	(24)	9	38%	(34)	(58)	24	41%
Total Operating Margin	692	453	239	53%	1,332	894	438	49%
General and administrative expenses	(62)	(49)	(13)	27%	(117)	(126)	9	-7%
Interest expense	(368)	(352)	(16)	5%	(721)	(694)	(27)	4%
Interest income	65	70	(5)	-7%	130	139	(9)	-6%
Loss on extinguishment of debt	(6)	(5)	(1)	20%	(14)	(13)	(1)	8%
Other expense	(27)	(295)	268	-91%	(85)	(347)	262	-76%
Other income	28	31	(3)	-10%	40	38	2	5%
Gain on disposal and sale of business interests	209	70	139	NM	209	69	140	NM
Asset impairment reversals (expense)	(30)	154	(184)	NM	(42)	105	(147)	NM
Foreign currency transaction losses	(52)	(28)	(24)	86%	(41)	(38)	(3)	8%
Other non-operating expense	—	(10)	10	-100%	—	(10)	10	-100%
Income tax benefit (expense)	(28)	(167)	139	-83%	13	(184)	197	NM
Net equity in losses of affiliates	(34)	(22)	(12)	55%	(42)	(56)	14	-25%
NET INCOME (LOSS)	387	(150)	537	NM	662	(223)	885	NM
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	39	55	(16)	-29%	251	174	77	44%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$426	$(95)	$521	NM	$913	$(49)	$962	NM
Net cash provided by operating activities	$1,046	$976	$70	7%	$2,247	$1,521	$726	48%
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

51 | The AES Corporation | June 30, 2026 Form 10-Q
Consolidated Revenue and Operating Margin
Three Months Ended June 30, 2026
Revenue
(in millions)
Consolidated Revenue — Revenue increased $567 million, or 20%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, driven by:
•$295 million at Renewables mainly driven by a $76 million favorable impact from energy derivatives in the U.S., $67 million higher spot sales and prices in Colombia driven by El Niño, $63 million due to development services in the U.S., $53 million due to new projects placed in service in the U.S. and Chile, $27 million positive impact due to the appreciation of the Colombian peso, and $21 million higher revenues under our retail supply agreements; partially offset by $13 million lower contracted and spot sales in Chile;
•$190 million at Energy Infrastructure mainly driven by $188 million of higher energy and capacity sales and prices in the spot market in Argentina, $25 million of higher spot sales in Mexico driven by the expiration of a PPA, $24 million of higher LNG sales, and $23 million of net derivative gains as part of our commercial hedging strategy; partially offset by $72 million lower contract sales volume mainly driven by the expiration of the Maritza PPA in Bulgaria;
•$64 million at Utilities mainly driven by $38 million due to higher retail rates as a result of AES Ohio’s 2024 DRC Settlement in November 2025, and $35 million due to higher transmission and rider revenues; partially offset by a $10 million decrease in wholesale revenues at AES Indiana driven by lower load requirements and unit availability; and
•$18 million at Corporate, Other and Eliminations mainly driven by lower eliminations of inter-segment revenue.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $239 million, or 53%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, mainly due to higher margins at the Renewables SBU driven by favorable impacts from energy derivatives and contributions from development services in the U.S., as well as higher energy and capacity sales and prices in the spot market at the Energy Infrastructure SBU. The increase in operating margin was partially offset by lower contract sales volume mainly due to the expiration of the Maritza PPA in Bulgaria.

52 | The AES Corporation | June 30, 2026 Form 10-Q
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Six Months Ended June 30, 2026
Revenue
(in millions)
Consolidated Revenue — Revenue increased $821 million, or 14%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, driven by:
•$449 million at Renewables mainly driven by $126 million due to development services in the U.S., a $93 million favorable impact from energy derivatives in the U.S., $90 million due to new projects placed in service in the U.S. and Chile, $48 million higher spot sales and prices in Colombia, mainly driven by El Niño and partially offset by lower spot prices in the first quarter, $40 million positive impact due to the appreciation of the Colombian peso, and $40 million higher revenues under our retail supply agreements;
•$191 million at Utilities mainly driven by $92 million due to higher transmission and rider revenues, $84 million due to higher retail rates as a result of AES Ohio’s 2024 DRC Settlement in November 2025, and a $17 million increase in wholesale revenues at AES Indiana driven by higher load requirements and increased capacity from new renewables projects placed in service;
•$126 million at Energy Infrastructure mainly driven by $201 million higher energy and capacity sales and prices in the spot market mainly in Argentina, $61 million of higher spot sales in Mexico driven by the expiration of a PPA, $61 million higher LNG sales, and $14 million of prior year net derivative losses as part of our commercial hedging strategy; partially offset by $207 million lower contract sales volume mainly driven by the expiration of the Maritza PPA in Bulgaria; and
•$55 million at Corporate, Other and Eliminations mainly driven by lower eliminations of inter-segment revenue, partially offset by lower charge-outs of IT and other costs to the businesses.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $438 million, or 49%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, mainly due to higher margins at the Renewables SBU driven by contributions from development services in the U.S. and favorable impacts from energy derivatives, as well as higher retail rates at AES Ohio at the Utilities SBU, and higher energy and capacity sales and prices in the spot market at the Energy Infrastructure SBU. The increase in operating margin was partially offset by lower contract sales volume mainly due to the expiration of the Maritza PPA in Bulgaria and higher depreciation.

53 | The AES Corporation | June 30, 2026 Form 10-Q
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $13 million, or 27%, to $62 million for the three months ended June 30, 2026, compared to $49 million for the three months ended June 30, 2025, primarily due to $11 million of costs related to the Merger and a $5 million increase in business development costs, partially offset by $3 million lower professional fees.
General and administrative expenses decreased $9 million, or 7%, to $117 million for the six months ended June 30, 2026, compared to $126 million for the six months ended June 30, 2025, primarily due to a $14 million decrease in business development costs and $9 million decrease in one-time costs, all driven by the Company's restructuring program in February 2025, as well as $6 million lower professional fees; partially offset by $22 million of costs related to the Merger.
Interest expense
Interest expense increased $16 million, or 5%, to $368 million for the three months ended June 30, 2026, compared to $352 million for the three months ended June 30, 2025. This increase is primarily due to higher debt balances and lower capitalized interest at the Renewables SBU due to fewer projects under construction, and higher interest expense at the Parent Company due to a higher weighted average interest rate and debt balance; partially offset by lower debt balances at the Energy Infrastructure SBU.
Interest expense increased $27 million, or 4%, to $721 million for the six months ended June 30, 2026, compared to $694 million for the six months ended June 30, 2025. This increase is primarily due to higher interest expense at the Parent Company due to a higher weighted average interest rate and debt balance as well as the impact of a prior year realized gain on a de-designated interest rate swap, and lower capitalized interest at the Renewables SBU due to fewer projects under construction; partially offset by lower debt balances at the Energy Infrastructure SBU.
Other expense
Other expense decreased $268 million, or 91%, to $27 million for the three months ended June 30, 2026, compared to $295 million for the three months ended June 30, 2025, primarily driven by $199 million of prior year losses on commencement of sales-type leases at AES Clean Energy, and a prior year $48 million loss on remeasurement of our investment in 5B, accounted for using the measurement alternative.
Other expense decreased $262 million, or 76%, to $85 million for the six months ended June 30, 2026, compared to $347 million for the six months ended June 30, 2025, primarily driven by a $164 million decrease in losses on commencement of sales-type leases at AES Clean Energy, a prior year $48 million loss on remeasurement of our investment in 5B, accounted for using the measurement alternative, and a $20 million decrease in losses on remeasurement of contingent consideration.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain on disposal and sale of business interests
Gain on disposal and sale of business interests increased $139 million to $209 million for the three months ended June 30, 2026, compared to $70 million for the three months ended June 30, 2025, mainly due to a $186 million gain on sale of shares of Fluence and a $24 million gain resulting from the contribution of two of the JK Projects to a trust; partially offset by a $70 million gain on the sell-down of Dominican Republic Renewables in the prior year.
Gain on disposal and sale of business interests increased $140 million to $209 million for the six months ended June 30, 2026, compared to $69 million for the six months ended June 30, 2025 due to the drivers above.
See Note 7—Investments in and Advances to Affiliates and Note 18—Held-for-Sale and Dispositions for further information.

54 | The AES Corporation | June 30, 2026 Form 10-Q
Asset impairment reversals (expense)
Asset impairment expense increased $184 million to $30 million for the three months ended June 30, 2026, compared to a $154 million reversal for the three months ended June 30, 2025. This increase was primarily the result of a $243 million increase in the carrying value of the Mong Duong asset group in the prior year due to the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 and the elimination of net estimated costs to sell upon reclassifying Mong Duong from held-for-sale to held and used. This was partially offset by lower impairment expense of $54 million at AES Clean Energy Development due to the write-off of project development intangibles and capitalized development costs for projects that were determined to be no longer viable, mainly driven by $51 million in the prior year due to the right sizing of our development company as part of the restructuring program initiated in February 2025.
Asset impairment expense increased $147 million to $42 million for the six months ended June 30, 2026, compared to a $105 million reversal for the six months ended June 30, 2025. This increase was primarily the result of a $243 million increase in the carrying value of Mong Duong asset group in the prior year due to the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 and the elimination of net estimated costs to sell upon reclassifying Mong Duong from held-for-sale to held and used. This was partially offset by lower impairment expense of $79 million at AES Clean Energy Development due to the write-off of project development intangibles and capitalized development costs for projects that were determined to be no longer viable, mainly driven by $51 million in the prior year due to the right sizing of our development company as part of the restructuring program initiated in February 2025.
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction losses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Argentina	$(28)	$(10)	$(18)	$(10)
Chile	(22)	(8)	(23)	(19)
Corporate	1	(10)	3	(12)
Other	(3)	—	(3)	3
Total (1)	$(52)	$(28)	$(41)	$(38)
___________________________________________
(1)Includes losses of $36 million and $12 million on foreign currency derivative contracts for the three months ended June 30, 2026 and 2025, respectively, and losses of $45 million and $14 million on foreign currency derivative contracts for the six months ended June 30, 2026 and 2025, respectively.
The Company recognized net foreign currency transaction losses of $52 million for the three months ended June 30, 2026, primarily driven by unrealized foreign currency derivative losses in Argentina, unrealized losses due to the depreciation of the Argentine peso, and unrealized losses in Chile due to the appreciation of the Chilean peso and the appreciation of the Colombian peso, which negatively impacted foreign currency forwards.
The Company recognized net foreign currency transaction losses of $41 million for the six months ended June 30, 2026, primarily driven by unrealized losses in Chile due to the appreciation of the Colombian peso, which negatively impacted foreign currency forwards, higher realized foreign currency losses related to settled forward contracts in Chile, and unrealized foreign currency derivative losses in Argentina.
The Company recognized net foreign currency transaction losses of $28 million and $38 million for the three and six months ended June 30, 2025, respectively, primarily driven by unrealized losses due to the appreciation of the Chilean peso and unrealized losses on forwards and options in Euros.
Other non-operating expense
There were no other non-operating expenses during the three and six months ended June 30, 2026.
Other non-operating expense was $10 million for the three and six months ended June 30, 2025 due to an other-than-temporary impairment of convertible notes at 5B as a result of an observable price change from a transaction between 5B and a third-party.
Income tax benefit (expense)
Income tax expense decreased $139 million, or 83%, to $28 million for the three months ended June 30, 2026, compared to $167 million for the three months ended June 30, 2025. The Company’s effective tax rates were 6% and 428% for the three months ended June 30, 2026 and 2025, respectively. The current quarter effective tax rate

55 | The AES Corporation | June 30, 2026 Form 10-Q
was impacted by the benefit associated with ITCs, as well as the benefit associated with the Fluence sell-down transaction due to release of valuation allowance on U.S. capital losses. These impacts were partially offset by tax expense resulting from allocations of losses to tax equity investors on renewables projects. See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for additional information regarding the Fluence sell-down.
Income tax benefit was $13 million for the six months ended June 30, 2026, compared to income tax expense of $184 million for the six months ended June 30, 2025. The Company’s effective tax rates were (2)% and 1,082% for the six months ended June 30, 2026 and 2025, respectively. The 2026 effective tax rate was impacted by the benefits associated with ITCs and the Fluence sell-down transaction, partially offset by tax expense resulting from allocations of losses to tax equity investors on renewables projects.
The 2025 effective tax rate was not meaningful due to pretax book income being near breakeven. This effective tax rate was largely impacted by the benefits associated with U.S. investment tax credits (“ITCs”), the prior year reclassification of Mong Duong from held-for-sale to held and used, and tax expense resulting from allocations of losses to tax equity investors on renewables projects.
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
Net equity in losses of affiliates
Net equity in losses of affiliates increased $12 million, or 55%, to $34 million for the three months ended June 30, 2026, compared to $22 million for the three months ended June 30, 2025. This increase was primarily driven by a $22 million impact at Gatun due to current year debt extinguishment costs and higher losses of $11 million from Dominican Republic Renewables due to beginning equity method accounting in June 2025, partially offset by lower losses from Uplight of $5 million after equity method accounting was suspended in the fourth quarter of 2025 and from Fluence of $5 million driven by an increase in the volume of products fulfilled, as well as higher earnings from sPower of $7 million due to lower interest expense.
Net equity in losses of affiliates decreased $14 million, or 25%, to $42 million for the six months ended June 30, 2026, compared to $56 million for the six months ended June 30, 2025. This decrease was primarily driven by lower losses from Uplight of $16 million after equity method accounting was suspended in the fourth quarter of 2025 and $10 million from sPower due to lower interest expense, as well as higher earnings from Fluence of $6 million driven by an increase in the volume of products fulfilled, partially offset by a $22 million impact at Gatun due to current year debt extinguishment costs.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $16 million, or 29%, to $39 million for the three months ended June 30, 2026, compared to $55 million for the three months ended June 30, 2025. This decrease in net losses was primarily due to:
•Lower losses of $187 million at AES Clean Energy Development and AES Renewable Holdings due to prior-year losses on the commencement of sales-type leases and lower allocation of losses to tax equity investors on projects placed in service.
This driver was partially offset by:
•Lower income of $119 million at Mong Duong primarily due to the prior-year derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 upon reclassifying Mong Duong from held-for-sale to held and used;
•Lower income of $25 million due to the prior-year deconsolidation of Dominican Republic Renewables;
•Higher losses of $14 million at AES Indiana primarily related to higher allocation of losses to tax equity investors for the Petersburg Energy Center; and
•Higher losses of $10 million in Panama primarily related to debt extinguishment costs.

56 | The AES Corporation | June 30, 2026 Form 10-Q
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries increased $77 million, or 44%, to $251 million for the six months ended June 30, 2026, compared to $174 million for the six months ended June 30, 2025. This increase in net losses was primarily due to:
•Lower income of $112 million at Mong Duong primarily due to the prior-year derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 upon reclassifying Mong Duong from held-for-sale to held and used;
•Higher losses of $72 million at AES Clean Energy Development primarily attributable to higher allocation of losses to tax equity investors on projects placed in service;
•Lower income of $27 million due to the prior-year deconsolidation of Dominican Republic Renewables;
•Lower income of $13 million due to the acquisition of the remaining shares of Cochrane; and
•Higher losses of $12 million in Panama primarily related to debt extinguishment costs.
These drivers were partially offset by:
•Lower losses of $107 million at AES Renewable Holdings due to lower allocation of losses to tax equity investors on projects placed in service;
•Higher income of $14 million and $12 million due to the prior-year selldowns of AES Ohio and AGIC, respectively;
•Higher income of $10 million at Merida due to higher spot sales; and
•Lower losses of $9 million at AES Indiana primarily related to higher allocation of losses to tax equity investors for the Pike County BESS project in the prior year.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation increased $521 million to $426 million for the three months ended June 30, 2026, compared to a $95 million loss for the three months ended June 30, 2025. This increase was primarily due to:
•Lower other expense of $220 million primarily due to lower losses on commencement of sales-type leases and a prior-year loss on remeasurement of our investment in 5B, accounted for using the measurement alternative;
•Higher gain on disposal and sale of business interests of $165 million due to a gain on sale of shares in Fluence and the contribution of JK1 and JK2 to a trust, partially offset by a prior-year gain on the sell-down of Dominican Republic Renewables;
•Lower income tax expense of $140 million due to a lower effective tax rate;
•Higher margins from the Renewables SBU of $126 million, excluding one-time restructuring costs in the prior year, primarily due to net favorable impact from energy derivatives in the U.S., increases from development services in the U.S., higher spot sales and prices driven by El Niño partially offset by lower contracted energy margin in Colombia, and appreciation of the Colombian peso; partially offset by higher depreciation;
•Higher margins from the Energy Infrastructure SBU of $64 million, excluding one-time restructuring costs in the prior year, primarily due to higher energy and capacity sales and prices in the spot market and higher net derivative gains, partially offset by lower contract sales volume at Maritza due to the PPA expiration and higher depreciation at Maritza due to the useful life reassessment in the prior year; and
•Higher margins from the Utilities SBU of $18 million primarily due to the 2024 DRC Settlement at AES Ohio, partially offset by higher property taxes.
These drivers were partially offset by:
•Prior-year $127 million increase in the carrying value of the Mong Duong asset group primarily due to the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 upon reclassifying Mong Duong from held-for-sale to held and used;
•Lower contributions from renewables projects placed in service of $70 million; and

57 | The AES Corporation | June 30, 2026 Form 10-Q
•Higher foreign currency losses of $25 million primarily related to unrealized foreign currency derivative losses in Argentina and unrealized losses in Chile due to the appreciation of the Chilean peso and the appreciation of the Colombian peso, which negatively impacted foreign currency forwards.
Net income attributable to The AES Corporation increased $962 million to $913 million for the six months ended June 30, 2026, compared to a $49 million loss for the six months ended June 30, 2025. This increase was primarily due to:
•Lower other expense of $213 million primarily due to lower losses on commencement of sales-type leases and a prior-year loss on remeasurement of our investment in 5B, accounted for using the measurement alternative;
•Income tax benefit of $63 million compared to prior year income tax expense of $143 due to a lower effective tax rate;
•Higher margins from the Renewables SBU of $180 million, excluding one-time restructuring costs in the prior year, primarily due to increases from development services in the U.S., net favorable impact from changes in energy derivatives in the U.S, higher spot sales and prices driven by El Niño partially offset by lower contracted energy margin in Colombia, and appreciation of the Colombian peso; partially offset by higher depreciation;
•Higher gain on disposal and sale of business interests of $164 million due to a gain on sale of shares in Fluence and the contribution of JK1 and JK2 to a trust, partially offset by a prior-year gain on the sell-down of Dominican Republic Renewables;
•Higher contributions from renewables projects placed in service of $113 million;
•Higher margins from the Energy Infrastructure SBU of $75 million, excluding one-time restructuring costs in the prior year, primarily due to higher energy and capacity sales and prices in the spot market, higher net derivative gains, and higher LNG sales, partially offset by lower contract sales volume at Maritza due to the PPA expiration and higher depreciation at Maritza due to the useful life reassessment in the prior year;
•Higher margins from the Utilities SBU of $62 million, excluding one-time restructuring costs in the prior year, primarily due to the 2024 DRC Settlement and higher transmission revenues at AES Ohio and higher rider revenues at AES Indiana; partially offset by higher property taxes;
•One-time restructuring costs of $50 million in the prior year; and
•Lower net equity in losses of affiliates of $18 million primarily related to the suspension of equity method accounting at Uplight in the fourth quarter of 2025.
These drivers were partially offset by:
•Prior-year $127 million increase in the carrying value of the Mong Duong asset group primarily due to the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 upon reclassifying Mong Duong from held-for-sale to held and used; and
•Lower income of $30 million due to allocations of earnings to noncontrolling interest holders under profit-sharing arrangements based on stated internal rates of return.
SBU Performance Analysis
Non-GAAP Measures
EBITDA, Adjusted EBITDA, and Adjusted PTC are non-GAAP supplemental measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts, and lenders.
Beginning in the first quarter of 2026, the Company no longer discloses Adjusted EPS or Adjusted EBITDA with Tax Attributes. Both metrics are subject to significant variability related to the effect of Production Tax Credits (“PTCs”), Investment Tax Credits (“ITCs”), and depreciation tax deductions allocated to tax equity investors, as well as the tax benefit recorded from tax credits retained or transferred to third parties. As a result, the Company determined that these metrics are no longer as relevant to investors and Adjusted EBITDA better reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments.
On March 1, 2026, the Company entered into the Merger Agreement. Pursuant to the Merger Agreement,

58 | The AES Corporation | June 30, 2026 Form 10-Q
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
EBITDA and Adjusted EBITDA should not be construed as alternatives to Net income, which is determined in accordance with GAAP.

59 | The AES Corporation | June 30, 2026 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted EBITDA (in millions)	2026	2025	2026	2025
Net income (loss)	$387	$(150)	$662	$(223)
Income tax expense (benefit)	28	167	(13)	184
Interest expense	368	352	721	694
Interest income	(65)	(70)	(130)	(139)
Depreciation, amortization, and accretion of AROs	434	354	867	691
EBITDA	$1,152	$653	$2,107	$1,207
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(199)	(253)	(431)	(387)
Less: Income tax expense (benefit), interest expense (income) and depreciation, amortization, and accretion of AROs from equity affiliates	52	45	85	81
Interest income recognized under service concession arrangements	14	14	27	29
Unrealized derivatives, equity securities, and financial assets and liabilities losses	27	133	20	132
Unrealized foreign currency losses (gains)	12	4	(8)	(3)
Disposition/acquisition losses (gains)	(209)	126	(156)	167
Impairment losses (reversals)	24	(87)	34	(54)
Loss on extinguishment of debt and troubled debt restructuring	12	4	20	12
Restructuring costs	—	42	—	88
Merger costs	13	—	27	—
Adjusted EBITDA (1)	$898	$681	$1,725	$1,272
______________________________
(1)        The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA. NCI also excludes amounts allocated to preferred shareholders during the construction phase before a project becomes operational, as this is akin to a financing arrangement.

60 | The AES Corporation | June 30, 2026 Form 10-Q
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

61 | The AES Corporation | June 30, 2026 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted PTC (in millions)	2026	2025	2026	2025
Income (loss) from continuing operations, net of tax, attributable to The AES Corporation	$426	$(95)	$913	$(49)
Income tax expense (benefit) from continuing operations attributable to The AES Corporation	7	148	(63)	144
Pre-tax contribution	433	53	850	95
Unrealized derivatives, equity securities, and financial assets and liabilities losses	27	133	20	128
Unrealized foreign currency losses (gains)	12	4	(8)	(3)
Disposition/acquisition losses (gains)	(209)	125	(156)	167
Impairment losses (reversals)	24	(87)	34	(54)
Loss on extinguishment of debt and troubled debt restructuring	14	6	25	16
Restructuring costs	—	42	—	88
Merger costs	13	—	27	—
Adjusted PTC	$314	$276	$792	$437

62 | The AES Corporation | June 30, 2026 Form 10-Q
Renewables SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating Margin	$247	$85	$162	NM	$410	$158	$252	NM
Adjusted EBITDA (1)	369	240	129	54%	638	401	237	59%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended June 30, 2026 increased $162 million, primarily driven by a $76 million favorable impact from energy derivatives in the U.S., $62 million due to development services in the U.S., $34 million higher spot sales and prices driven by El Niño, partially offset by lower contracted energy margin in Colombia, and $11 million positive impact due to the appreciation of the Colombian peso; partially offset by $14 million due to higher depreciation.
Adjusted EBITDA for the three months ended June 30, 2026 increased $129 million, primarily due to the drivers above, adjusted for NCI, unrealized derivatives, and depreciation and amortization.
Operating Margin for the six months ended June 30, 2026 increased $252 million, primarily driven by $123 million due to development services in the U.S., a $93 million favorable impact from energy derivatives in the U.S., $27 million higher spot sales and prices driven by El Niño, partially offset by lower contracted energy margin in Colombia, $17 million due to one-time restructuring costs incurred in the prior year, and $15 million positive impact due to the appreciation of the Colombian peso; partially offset by $36 million due to higher depreciation.
Adjusted EBITDA for the six months ended June 30, 2026 increased $237 million, primarily due to the drivers above, adjusted for NCI, unrealized derivatives, restructuring costs, and depreciation and amortization.
Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating Margin	$158	$136	$22	16%	$391	$291	$100	34%
Adjusted EBITDA (1)	217	196	21	11%	486	419	67	16%
Adjusted PTC (1) (2)	86	57	29	51%	245	178	67	38%
____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.
Operating Margin for the three months ended June 30, 2026 increased $22 million, primarily driven by $38 million due to higher retail rates as a result of AES Ohio’s 2024 DRC Settlement in November 2025, including the impact of certain riders now incorporated into base rates. This increase was partially offset by a $15 million increase in fixed costs mainly driven by higher property taxes due to higher assessed values.
Adjusted EBITDA for the three months ended June 30, 2026 increased $21 million, primarily due to the drivers above and adjusted for NCI.
Adjusted PTC for the three months ended June 30, 2026 increased $29 million due to the drivers above.
Operating Margin for the six months ended June 30, 2026 increased $100 million, primarily driven by $84 million due to higher retail rates as a result of AES Ohio’s 2024 DRC Settlement in November 2025, including the impact of certain riders now incorporated into base rates, and a $31 million increase due to higher transmission and rider revenues. These increases were partially offset by a $16 million increase in fixed costs mainly driven by higher property taxes due to higher assessed values.
Adjusted EBITDA for the six months ended June 30, 2026 increased $67 million, primarily due to the drivers above and adjusted for NCI, including the impact of the AES Ohio selldown in the second quarter of 2025.
Adjusted PTC for the six months ended June 30, 2026 increased $67 million due to the drivers above.

63 | The AES Corporation | June 30, 2026 Form 10-Q
Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating Margin	$241	$176	$65	37%	$442	$365	$77	21%
Adjusted EBITDA (1)	317	254	63	25%	623	508	115	23%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended June 30, 2026 increased $65 million, primarily driven by $98 million higher energy and capacity sales and prices in the spot market, and $37 million driven by net derivative gains; partially offset by $48 million lower contract sales volume mainly due to the expiration of the Maritza PPA in Bulgaria, $15 million higher depreciation at Maritza due to the useful life reassessment in the prior year, and $12 million driven by lower availability.
Adjusted EBITDA for the three months ended June 30, 2026 increased $63 million, primarily due to the drivers above, adjusted for unrealized derivatives, as well as higher depreciation at Maritza due to the useful life reassessment in the prior year, the increase in ownership of Cochrane, and higher equity earnings mainly at Gatun, excluding debt extinguishment costs.
Operating Margin for the six months ended June 30, 2026 increased $77 million, primarily driven by $127 million higher energy and capacity sales and prices in the spot market, $33 million due to higher net derivative gains, $20 million lower fixed costs mainly due to the 2025 restructuring, and $11 million driven by higher LNG sales; partially offset by $65 million driven by lower contract sales volume mainly due to the expiration of the Maritza PPA in Bulgaria, $39 million higher depreciation at Maritza due to the useful life reassessment in the prior year, and $14 million driven by lower availability.
Adjusted EBITDA for the six months ended June 30, 2026 increased $115 million, primarily due to the drivers above, adjusted for unrealized derivatives and restructuring costs, as well as higher depreciation at Maritza due to the useful life reassessment in the prior year, the increase in ownership of Cochrane, and higher equity earnings mainly at Gatun, excluding debt extinguishment costs.
New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating Margin	$(3)	$(4)	$1	-25%	$(6)	$(4)	$(2)	50%
Adjusted EBITDA (1)	(14)	(17)	3	-18%	(35)	(42)	7	17%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended June 30, 2026 increased $1 million, with no material drivers.
Adjusted EBITDA for the three months ended June 30, 2026 increased $3 million, with no material drivers.
Operating Margin for the six months ended June 30, 2026 decreased $2 million, with no material drivers.
Adjusted EBITDA for the six months ended June 30, 2026 increased $7 million, primarily due to lower losses from Uplight of $6 million after equity method accounting was suspended in the fourth quarter of 2025.
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

64 | The AES Corporation | June 30, 2026 Form 10-Q
Operational
Trade Restrictions and Supply Chain — In April 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation into whether imports into the U.S. of solar cells and panels from Cambodia, Malaysia, Thailand, and Vietnam (“Southeast Asia”) were circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. In August 2023, Commerce rendered final affirmative findings of circumvention with respect to all four countries, which resulted in the imposition of AD/CVD duties on certain imported cells and panels from Southeast Asia. Commerce’s determination and related matters remain the subject of ongoing litigation before the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”).
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
The Trump Administration has threatened or imposed tariffs on a wide range of countries and products. On February 10, 2025, President Trump signed Executive Orders modifying existing tariffs under Section 232 of the Trade Expansion Act of 1962 ("Section 232") on steel and aluminum imports to expand their scope and impose 25% tariffs on both products. The President raised these rates to 50% effective June 4, 2025. Starting in August 2025, the President imposed Section 232 tariffs on imported copper products and copper-intensive derivative products. In April 2026, the President issued a new Proclamation applying a tariff rate of 50% on articles wholly of steel, aluminum, or copper, and a rate of 25% on derivative products substantially made of those metals, in each case assessed on the full customs value of the imported article. In June 2026, the President further adjusted these tariff regimes. At this time, we do not expect the modifications to tariffs on steel, aluminum, and copper will have a material impact on our business.
On February 1, 2025, President Trump issued an Executive Order declaring a national emergency under the International Emergency Economic Powers Act (“IEEPA”) with respect to U.S. importation of fentanyl and imposing tariffs on Mexico, Canada, and China. On April 2, 2025, the President issued an Executive Order pursuant to IEEPA imposing reciprocal tariffs on almost all goods imported into the U.S. In February 2026, on review of lower court decisions declaring the tariffs unlawful, the Supreme Court issued a decision holding that IEEPA does not authorize tariffs. In response, the President issued new 10% tariffs on almost all trading partners under Section 122 of the Trade Act of 1974, which expired on July 24, 2026. The Section 122 tariffs are currently under review by the Federal Circuit, following a May 2026 ruling from the CIT finding them to be unlawful. There has been no material impact on the Company from these Section 122 tariffs. In March 2026, the Office of the U.S. Trade Representative (“USTR”) initiated investigations under Section 301 concerning possible persistent trade surpluses and unused capacity with respect to China, the EU, South Korea, and certain other major trading partners. These investigations are ongoing. In March 2026, the USTR also initiated Section 301 investigations on 60 countries regarding potential failures to take action on forced labor. Effective July 24, 2026, the USTR imposed tariffs ranging from 10% to 12.5% stemming from the investigations concerning forced labor. The impact of these new and potential Section 301 tariffs on the Company is uncertain.

65 | The AES Corporation | June 30, 2026 Form 10-Q
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
In January 2026, President Trump issued a Proclamation under Section 232 concerning the importation of several critical minerals (including graphite and lithium) from any country. The Proclamation does not impose tariffs on the critical minerals but directs Commerce and USTR to negotiate agreements with foreign partners to secure reliable access to the critical minerals. An update on the outcome or status of these negotiations was to be provided to the President within 180 days of the Proclamation, but the update has not been provided to date. If the negotiations fail to result in agreements or to adequately address the identified risks, the President may consider trade-restrictive measures with respect to the critical minerals. The outcome of this process as well as its potential impact on the Company are uncertain.
The Trump Administration has reached bilateral trade agreements or frameworks with several trading partners (including the EU, Japan, and South Korea, among others). Trade negotiations are ongoing with many trading partners concerning various goods and industry sectors.
In July 2026, the Federal Communications Commission (“FCC”) updated its “Covered List” to include new foreign-produced power inverters, thereby generally prohibiting such inverters from receiving FCC authorization to be imported, marketed, or sold in the U.S. However, the FCC’s action does not affect the continued importing, marketing, or selling of existing models of power inverters that have already received FCC equipment authorization or the continued use of such devices that have already been purchased. In addition, entities may seek “Conditional Approval” to import and sell new foreign-produced power inverters. At this time, we do not believe this action by the FCC will have a significant impact on our solar and battery projects under development.
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
The impact of new tariffs, U.S. Government investigations, proclamations, or actions, any additional adverse Commerce determinations or other tariff disputes or litigation, the UFLPA, and new or existing trade deals or frameworks, and the potential future disruptions to the renewable energy supply chain and their effect on AES’ U.S. project development and construction activities, remain uncertain. AES will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewable energy projects. To that end, we have accelerated imports into the U.S. and increased our contracting for U.S. domestically manufactured solar panels, batteries, wind turbines, trackers, and other equipment, significantly mitigating the potential impacts from reciprocal tariffs or other tariffs.
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
El Niño Impacts and Operational Sensitivity to Dry Hydrological Conditions — On July 9, 2026, the National Oceanographic and Atmospheric Administration (“NOAA”) declared an El Niño advisory. There is a forecast consensus across agencies, including the International Research Institute for Climate and Society (“IRI”) along with the NOAA, for strong-to-record-setting El Niño conditions in late 2026 into 2027. These conditions have traditionally led to strong weather impacts across the AES markets.

66 | The AES Corporation | June 30, 2026 Form 10-Q
Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. Dry hydrological conditions in Panama, Colombia, and Chile can present challenges for our businesses in these markets. Low inflows can result in low reservoir levels in these systems, reduced generation output, and subsequently possible increased prices for electricity. If our hydroelectric generation facilities cannot generate sufficient energy to meet contractual arrangements, we may need to purchase energy to fulfill our obligations, which could have an adverse impact on AES. As mitigation, AES has invested in thermal, wind, and solar generation assets, which have a complementary profile to hydroelectric plants. These plants are expected to have increased generation in low hydrology scenarios, offsetting possible impacts described from hydro assets.
In Panama, while the first quarter 2026 system inflows supported the Bayano and Fortuna reservoirs remaining at above-average levels, the second quarter was much drier, leading to the first half of the year closing with lower than average reservoir levels. That said, the presence of Gatun, AES’s new combined cycle gas power plant, has reduced price and volatility, due to the displacement of other thermal generation.
In Colombia, the first half of the year has been slightly wetter than average. The AES Chivor reservoir level remained elevated, and other major reservoirs are at approximately average levels. In general, El Niño conditions in Colombia are characterized by dry conditions in the system, causing spot prices generally to be elevated in El Niño seasons. The basin where AES Chivor is located typically experiences conditions that are less dry. Should the less-dry conditions at AES Chivor not materialize, it may require an increase in purchased power to cover contracted positions.
In Chile, the first half of 2026 has remained very dry; however, it was marked by a structural decoupling of hydrology and the energy matrix. The power system demonstrated unprecedented resilience by offsetting the decline in hydroelectricity with record-breaking solar and wind generation, while leveraging the accelerated integration of BESS to mitigate curtailment, stabilize prices, and compensate for depleted system reservoirs.
In the U.S., current seasonal outlooks favor above-normal winter temperatures across the midwestern U.S. during the 2026-2027 heating season, which, if realized, could result in lower retail electric sales during the fourth quarter of 2026 and first quarter of 2027 relative to normal weather assumptions. If actual conditions materialize consistent with the forecast consensus, demand at our U.S. utilities businesses may decrease significantly and the resulting impact could be material to the Company’s results of operations, financial condition, and cash flows.
The exact behavior pattern and strength of weather transitions (from/to La Niña or El Niño) is unknown and therefore the impacts could vary from those described above, and may include impacts across our businesses, including with respect to power generation from other renewable sources of energy and demand. Even if rainfall and water inflows remain in line with historical averages, in some cases, market prices and generation above or below the average could present due to a variety of factors related to demand, market dynamics, or regulatory impacts. Impacts may be material to our results of operations.
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

67 | The AES Corporation | June 30, 2026 Form 10-Q
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
Net CFC Tested Income (“NCTI”) — The 2025 Act amended the Global Intangible Low-Taxed Income (“GILTI”) provision by eliminating the reduction to foreign earnings subject to GILTI by an allowable economic return on investment beginning January 1, 2026. The GILTI provision was also renamed to the NCTI provision. Additionally, the 2025 Act modified the U.S. foreign tax credit provisions beginning January 1, 2026. Although the new NCTI rules provide for a reduced 14 percent effective tax rate on captured foreign income, by way of a 40 percent deduction, companies with a U.S. net operating loss or otherwise insufficient taxable income will not benefit from the lower effective tax rate and may not be able to utilize foreign tax credits. The new NCTI rules subject a portion of our foreign earnings to current U.S. taxation now and in the future and may be material.
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

68 | The AES Corporation | June 30, 2026 Form 10-Q
and reduce the amount of disallowed interest expense subject to an indefinite carryforward. The limitation continues to be inapplicable to interest expense attributable to regulated utility property.
Global Tax — The macroeconomic and political environments in the U.S. and in some countries where our subsidiaries conduct business have changed in recent years. This could result in significant impacts to future tax law. For example, we are monitoring legislation in Chile that may decrease the income tax rate. Any such reduction could have material non-cash impacts to the Company. Also, in the U.S., the IRA included a 15% corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income. In June 2025, the IRS began releasing interim guidance for CAMT and announced its intention to revise regulations that were proposed in September 2024. The impact to the Company in 2026 is not expected to be material. We will continue to monitor the issuance of CAMT revised guidance.
The Netherlands, Bulgaria, Vietnam, and certain other jurisdictions adopted legislation to implement Pillar 2 effective as of January 1, 2024. On January 5, 2026, the Organisation for Economic Co-operation and Development (“OECD”) published a side-by-side package to modify the Pillar 2 system in a manner that will fully exclude domestic and foreign profits of US-parented groups from Pillar 2’s Undertaxed Profits Rule and Income Inclusion Rule. The side-by-side package is intended to take effect as of January 1, 2026, but is subject to enactment of legislation in the local jurisdictions, including Bulgaria, the Netherlands, the United Kingdom, and Spain. We will continue to monitor the issuance of legislation incorporating the side-by-side package, as well as other Pillar 2 amendments and new interpretive guidance in non-EU countries where the Company operates.
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

69 | The AES Corporation | June 30, 2026 Form 10-Q
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
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Ilumina’s non-recourse debt of $19 million continues to be in technical default and is classified as current as of June 30, 2026.
In 2022, a mediation commenced to resolve the PREPA Title III case. On March 19, 2025, the judge presiding over the case entered an order to permit the filing of an amended plan of adjustment and litigation of specific issues, including administrative expense claim by non-settling bondholders. The stay of plan confirmation and bondholder rights-related litigation was extended without a termination date, and the non-settling bondholders' motion to lift the stay was denied. The PROMESA Oversight Board filed an amended plan of adjustment and disclosure statement for PREPA on March 28, 2025. The mediation period was subsequently extended through October 31, 2026, reflecting the continuing efforts to resolve remaining matters under the Title III proceedings.
Considering the information available as of the date hereof, management believes the carrying amount of our long-lived assets in Puerto Rico of $78 million is recoverable as of June 30, 2026.
Impairments and Realizability
Long-lived Assets and Held-for-Sale Disposal Group — During the six months ended June 30, 2026, the Company recognized asset impairment expense of $42 million, primarily related to the write-off of development projects that were determined to be no longer viable. See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. The net carrying amount of the held-for-sale disposal group assessed for impairment totaled $10 million at June 30, 2026. No impairment was recorded during the six months ended June 30, 2026 as a result of this assessment.
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
Tax Asset Realizability — Certain AES Chilean businesses have recorded net deferred tax assets ("DTA") of $195 million relating primarily to net operating loss carryforwards, which are not subject to expiration. Their realization is dependent on generating sufficient taxable income. At this time, management believes it is more likely than not that all of the DTA will be realized; however, it could be reduced by way of valuation allowance in the near term if estimates of future taxable income are reduced.

70 | The AES Corporation | June 30, 2026 Form 10-Q
Regulatory
FERC, RTOs, and Interconnection Prioritization — FERC approved one-time queue jumping proposals in PJM, MISO, and Southwest Power Pool, Inc. over the course of the year. Limited additions to each RTO’s queue are not expected to materially impact the projects already in our backlog; however, they could create uncertainty around network upgrade costs and the timing of integration of future projects in each RTO’s queue. See Item 1A.—Risk Factors — Our development projects are subject to substantial uncertainties included in the 2025 Form 10-K for further details.
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
AES Ohio Legislation and Three-Year Rate Plan (“TYRP”) — On April 30, 2025, the Ohio legislature passed new energy legislation (“House Bill 15”) that was signed by the Governor and became effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans (“ESPs”) and incorporate associated recovery riders. Among other provisions, the legislation eliminates as of its effective date, the Legacy Generation Resource Rider (“LGR”), which previously allowed for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of future net OVEC costs and revenues, could be material to our results of operations, financial condition, and cash flows. To comply with House Bill 15, AES Ohio filed an application with the PUCO on November 10, 2025 to establish a TYRP. This plan describes the investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. To enable these ongoing investments, the application also proposes rates for future electric distribution service in 2027, 2028, and 2029. On July 21, 2026, AES Ohio entered into an unopposed Stipulation and Recommendation (the “TYRP Settlement”) with intervening parties and the Staff of the PUCO. The TYRP Settlement provides for base distribution rates for 2027, 2028, and 2029, with annual true-up proceedings to forecasted amounts, and provides for a 9.5% return on equity, subject to annual performance metrics. The TYRP Settlement is subject to, and conditioned upon, approval by the PUCO. The evidentiary hearing was held on August 4, 2026, and AES Ohio anticipates a final order from the PUCO by the end of 2026.
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
AES Ohio Smart Grid Comprehensive Settlement — On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (“Smart Grid Phase 1”), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. On August 22, 2025, the Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. The PUCO held an evidentiary hearing on this issue on October 28 and 29, 2025, and on July 8, 2026, the PUCO ordered AES Ohio to issue refunds totaling $11.1 million via a one-time bill credit.
AES Indiana Rate Case Filing — On June 17, 2026, the IURC issued an order (the “2026 Base Rate Order”) approving in part the Stipulation and Settlement Agreement that AES Indiana entered into on October 15, 2025 with most parties in AES Indiana’s base rate case filing. Among other things, the 2026 Base Rate Order establishes proposed 2027 electric service base rates providing for a return on equity of 9.5%. In addition, the 2026 Base Rate Order includes a commitment to not implement additional base rate increases, following the

71 | The AES Corporation | June 30, 2026 Form 10-Q
implementation of new base rates under the 2026 Base Rate Order, until at least January of 2030 and to not start a second TDSIC Plan before January of 2028. On July 7, 2026, the Office of Utility Consumer Counselor (“OUCC”) and Citizens Action Coalition (“CAC”) (parties to the regulatory rate review) each filed a petition for reconsideration and rehearing with the IURC. The IURC has until early September to rule on the request. On July 17, 2026, the OUCC also filed a notice of appeal with the Court of Appeals of Indiana.
AES Indiana will implement new basic rates and charges authorized under the 2026 Base Rate Order in two phases. Phase one rates and charges became effective on July 27, 2026. Phase two rates and charges are anticipated to be effective in January of 2027. New basic rates and charges are subject to refund pending resolution of the regulatory petitions and legal appeal processes.
AES Indiana Large Load Customer Project Filing — On April 22, 2026, AES Indiana filed a petition and case in chief seeking IURC approval related to certain generation resources and energy infrastructure investments required to serve increasing demand in AES Indiana's service territory, primarily driven by the anticipated demand for a new data center campus to be located in Monrovia, Indiana (the “Monrovia Project”). AES Indiana is also seeking approval of various accounting and ratemaking requests associated with the Monrovia Project. As part of developing this comprehensive plan, AES Indiana has incorporated certain protections for existing and future customers that ensure the costs of the generation resources and energy infrastructure upgrades required benefit all customers, are fairly allocated, and follow cost causation/beneficiary pays regulatory principles. The petition includes AES Indiana's plan to serve this increasing demand through the acquisition and development of additional generation resources. AES Indiana is seeking approval to acquire two development-stage renewables projects located in Indiana, as well as approval to develop and construct an energy storage project at its existing Hardy Hills renewable facility. The petition also includes AES Indiana's plan to develop and construct specific transmission network upgrades and enhancements required to serve the increasing demand, including seeking approval of a construction service agreement and an electric services agreement executed with the data center customer to provide high-voltage retail electric service to the new data center campus, which includes financial assurances, minimum demand commitments, and exit provisions as protections for existing customers. The IURC has set an evidentiary hearing to be held on August 5 and 6, 2026, and AES Indiana anticipates a final order from the IURC in the fourth quarter of 2026.
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

72 | The AES Corporation | June 30, 2026 Form 10-Q
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
New Source Performance Standards for Stationary Combustion Turbines — On December 13, 2024, the EPA published a proposed rule that would revise the NSPS regulating NOX and SO2 from certain new, modified, and reconstructed stationary combustion turbines ("CTs"). On January 15, 2026, the EPA issued a final rule establishing more stringent NOX emissions standards for certain CTs while retaining the existing SO2 standards. The final rule establishes NOX emissions limits based on selective catalytic reduction ("SCR") for new, large, high utilization combustion turbines. NOX emissions limits for other new, modified, and reconstructed CTs are based on combustion controls without SCR. The revised standards apply to affected sources that begin construction, modification, or reconstruction after December 13, 2024. The final rule is subject to litigation. We cannot predict the possible outcome or potential impacts of this matter at this time.
Regional Haze Rule — The EPA's "Regional Haze Rule" established timelines for states to improve visibility in national parks and wilderness areas throughout the United States by establishing reasonable progress goals toward meeting a national goal of natural visibility conditions in Class I areas by the year 2064 through a series of state implementation plans ("SIPs"), which may result in additional emissions control requirements for electric generating units (“EGUs”). SIPs for the first planning period (through 2018) did not result in material impact to AES facilities. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions. The deadline for submittal of the SIP covering the second planning period was July 31, 2021. On October 2, 2025, the EPA published an advanced notice of proposed rulemaking requesting public input on potential future changes to the Regional Haze Rule. On January 6, 2026, the EPA published a final rule extending the deadline for states to submit implementation plans for the third planning period from July 31, 2028 to July 31, 2031. To date, none of the states in which we operate have submitted plans that identify potential impacts to Company facilities. However, we cannot predict the possible outcome or potential impacts of this matter at this time.
Mercury and Air Toxics Standard — In April 2012, the EPA’s rule to establish maximum achievable control technology standards for hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective and AES facilities implemented measures to comply, as applicable. On May 7, 2024, the EPA published a final rule to revise MATS for coal and oil-fired electric generating units which lowers certain emissions limits and revises certain other aspects of MATS. The May 2024 MATS revision rule is subject to legal challenges. On June 17, 2025, the EPA published a proposed rule to repeal the majority of the May 7, 2024 final rule revising MATS. On February 24, 2026, the EPA issued a final rule repealing the majority of the May 7, 2024 MATS revision rule. The 2026 MATS repeal rule is subject to legal challenges.
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

73 | The AES Corporation | June 30, 2026 Form 10-Q
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
On June 17, 2025, the EPA published a proposed rule to repeal the May 9, 2024 final rules for new and existing EGUs in addition to 2015 greenhouse gas new source performance standards for certain new EGUs. In this proposed rule, the EPA also offered an alternative proposal to repeal a narrower set of greenhouse gas requirements which would include the repeal of requirements for existing EGUs and requirements based on carbon capture and sequestration for new EGUs. On September 16, 2025, the EPA published a proposed rule to remove certain greenhouse gas emissions reporting obligations from source categories, including electricity generation and electrical transmission and distribution equipment use. On February 18, 2026, the EPA published a final rule to rescind the 2009 greenhouse gas endangerment finding (which had concluded that greenhouse gases endanger public health and welfare). This rule is subject to legal challenges. It is too early to determine the potential impact of these rules, and the results of further proceedings and potential future greenhouse gas emissions regulations remain uncertain, but could be material.
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
Waste Management — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and existing CCR landfills and CCR surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements, and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIN Act") includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. On May 28, 2026, the EPA reopened the comment period for the 2020 proposed rule. If a final federal CCR permit program is finalized before Indiana or Puerto Rico establishes a state-level CCR permit program, AES CCR units in those locations could eventually be required to apply for a federal CCR permit from the EPA. Following prior rulemaking development and comment periods, on December 18, 2025, the Indiana Environmental Rules Board adopted a final CCR rule that includes regulation of CCR through a state permitting program. IDEM submitted its State of Indiana Coal Combustion Residuals Permit Program Application to the EPA on June 26, 2026. The rule and permitting program would become effective upon approval by the EPA. The EPA has indicated that it will implement a phased approach to amending the CCR Rule, which is ongoing. It is too early to determine the direct or indirect impact of these letters or any determinations that may be made.
On May 8, 2024, the EPA published final revisions to the CCR rule which expand the scope of CCR units regulated by the CCR Rule to include legacy surface impoundments, inactive surface impoundments, and CCR

74 | The AES Corporation | June 30, 2026 Form 10-Q
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

75 | The AES Corporation | June 30, 2026 Form 10-Q
In November 2015, the EPA published its final Effluent Limitation Guideline (“ELG”) rule to reduce toxic pollutants discharged into waters of the U.S. by steam-electric power plants through technology applications. In 2020, the EPA issued a final rule, known as the 2020 Reconsideration Rule, revising certain aspects of the 2015 ELG rule. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2024, the EPA published a final rule revising the 2020 Reconsideration Rule which became effective on July 8, 2024. The final rule established more stringent best available technology limits for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate and established a new set of definitions and new limits for combustion residual leachate and legacy wastewater. On December 31, 2025, the EPA published a final rule that extended ELG Rule compliance deadlines. On May 18, 2026, the EPA published a proposed rule related to unmanaged combustion residual leachate. The proposed rule would revise certain best available technology limits in the 2024 ELG Rule and would extend the compliance deadline from December 31, 2029 to December 31, 2034. It is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition, and results of operations.
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
Capital Resources and Liquidity
Overview
As of June 30, 2026, the Company had unrestricted cash and cash equivalents of $1.8 billion, of which $43 million was held at the Parent Company and qualified holding companies. The Company had restricted cash and debt service reserves of $583 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $25.2 billion and $6.1 billion, respectively. Of the $3.2 billion of our current non-recourse debt, $3.1 billion was presented as such because it is due in the next twelve months and $19 million relates to debt considered in default. These defaults are not payment defaults but are instead technical defaults triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q for additional detail. As of June 30, 2026, the Company also had $826 million outstanding related to supplier financing arrangements.
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have $300 million in recourse debt which matures within the next twelve months. Furthermore, we have $684 million due under supplier financing arrangements that have a guarantee, $103 million guaranteed by the Parent Company and $581 million guaranteed by subsidiaries. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other

76 | The AES Corporation | June 30, 2026 Form 10-Q
factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company does not have any material unhedged exposure to variable interest rate debt. Additionally, commercial paper issuances are short-term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company’s $31.7 billion of total gross debt outstanding as of June 30, 2026, approximately $9.9 billion accrues interest at variable rates, the majority of which is related to project financing. The Company actively hedges its current and expected variable rate exposure through a combination of currently effective and forward starting interest rate swaps. As of June 30, 2026, the total maximum outstanding amount of hedges protecting the Company against current and expected variable rate exposure on project financing was $9.5 billion. These hedges generally provide economic protection through the entire expected life of the projects, regardless of the type of debt issued to finance construction or refinance the projects in the future.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets, and/or the proceeds from our issuances of debt, common stock, and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial and performance-related guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of June 30, 2026, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $4.4 billion in aggregate. This amount excludes arrangements that relate solely to the Company's own future performance, as well as those that are collateralized by letters of credit and other obligations discussed below.
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of June 30, 2026, we had $159 million in letters of credit under bilateral agreements, $174 million in letters of credit outstanding provided under our unsecured credit facilities, and $9 million in letters of credit outstanding provided under our revolving credit facilities. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations.
Additionally, in connection with certain project financings, some of the Company's subsidiaries have expressly undertaken limited obligations and commitments. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of June 30, 2026, the consolidated maximum undiscounted potential exposure to guarantees, letters of credit, and surety bonds issued by our subsidiaries was $5.4 billion, including $3.3 billion of guarantees and commitments, $2.1 billion of letters of credit outstanding, and $73 million of surety bonds.

77 | The AES Corporation | June 30, 2026 Form 10-Q
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
Long-Term Receivables
As of June 30, 2026, the Company had approximately $119 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond June 30, 2027, or one year from the latest balance sheet date. Noncurrent receivables in the U.S. pertain to the sale of the Redondo Beach land. Noncurrent receivables in Chile pertain primarily to payment deferrals granted to mining customers as part of our green blend agreements. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q for further information.
As of June 30, 2026, the Company had an $806 million loan receivable related to the Mong Duong facility in Vietnam, which was constructed under a BOT contract. This loan receivable represents contract consideration related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. Of the loan receivable balance, $96 million was classified in Other current assets and $710 million was classified in Loan receivable on the Condensed Consolidated Balance Sheets. See Note 5—Financing Receivables and Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the six months ended June 30, 2026 were debt financings, cash flows from operating activities, and purchases under supplier financing arrangements. The primary uses of cash in the six months ended June 30, 2026 were repayments of debt, capital expenditures, distributions to noncontrolling interests, and repayments of obligations under supplier financing arrangements.
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

78 | The AES Corporation | June 30, 2026 Form 10-Q
A summary of cash-based activities is as follows (in millions):

	Six Months Ended June 30,
Cash Sources:	2026	2025
Borrowings under the revolving credit facilities	$2,826	$2,128
Net cash provided by operating activities	2,247	1,521
Issuance of recourse debt	1,800	800
Issuance of non-recourse debt	1,424	2,332
Purchases under supplier financing arrangements	669	567
Sales to noncontrolling interests	306	1,138
Issuance of preferred shares in subsidiaries	282	452
Proceeds from the sale of business interests, net of cash and restricted cash sold	233	5
Sale of short-term investments	129	52
Other	157	436
Total Cash Sources	$10,073	$9,431

Cash Uses:
Capital expenditures (1)	$(3,409)	$(2,586)
Repayments under revolving credit facilities	(1,982)	(2,398)
Repayments of recourse debt	(1,300)	(774)
Distributions to noncontrolling interests	(1,238)	(338)
Repayments of non-recourse debt	(720)	(1,490)
Repayments of obligations under supplier financing arrangements	(448)	(862)
Dividends paid on AES common stock	(251)	(250)
Purchase of emissions allowances	(223)	(234)
Other	(281)	(337)
Total Cash Uses	$(9,852)	$(9,269)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$221	$162
_____________________________
(1)Includes interest capitalized on development and construction of $227 million and $242 million for the six months ended June 30, 2026 and 2025, respectively. Of the total capitalized, $217 million and $232 million, respectively, are related to recourse and non-recourse debt interest payments. The remaining capitalized interest is primarily related to supplier financing arrangements.
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative six-month period (in millions):

	Six Months Ended June 30,
Cash flows provided by (used in):	2026	2025	$ Change
Operating activities	$2,247	$1,521	$726
Investing activities	(3,263)	(2,882)	(381)
Financing activities	1,241	1,462	(221)
Operating Activities
Net cash provided by operating activities increased $726 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
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

79 | The AES Corporation | June 30, 2026 Form 10-Q
•Adjusted net income increased $776 million, primarily due to higher margins at the Renewables, Utilities, and Energy Infrastructure SBUs, and increased transfers of U.S. investment tax credits.
•Change in working capital decreased $50 million, primarily due to an increase in accounts receivable due to higher billings and the timing of collections, an increase in other current assets in El Salvador related to an increase in regulatory assets, and a decrease in income tax payables due to the timing of tax payments, partially offset by a decrease in other current assets due to the timing of collection of tax credit transfer proceeds.
Investing Activities
Net cash used in investing activities increased $381 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Investing Cash Flows
(in millions)
•Cash proceeds from sales of business interests increased $228 million, primarily due to proceeds from the partial sale of our ownership interests in Fluence.
•Cash provided by short-term investing activities increased $112 million, primarily due to the timing of deposits at AGIC.
•Cash paid for acquisitions of business interests decreased $91 million, primarily due to the prior year acquisition of Crossvine for $78 million and higher net acquisitions in the prior year of $33 million for various businesses at AES Clean Energy Development.
•Capital expenditures increased $823 million, discussed further below.
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
•Growth expenditures increased $799 million, primarily due to an increase in expenditures for U.S. and Chile renewables projects compared to the prior year and an increase in transmission and distribution project investments at our U.S. utilities compared to the prior year.

80 | The AES Corporation | June 30, 2026 Form 10-Q
•Maintenance expenditures increased $24 million, primarily due to the timing of maintenance at AES Ohio.
Financing Activities
Net cash provided by financing activities decreased $221 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Financing Cash Flows
(in millions)
See Notes 1—Financial Statement Presentation, 8—Obligations, 11—Redeemable Stock of Subsidiaries, and 12—Equity in Item 1.—Financial Statements of this Form 10-Q for more information regarding significant transactions.
•The $900 million impact from distributions to noncontrolling interests is mainly due to $633 million of higher distributions of proceeds from the transfer of U.S. investment tax credits to tax equity partners in the current year and a $220 million distribution at AES Puerto Rico Solar.
•The $832 million impact from sales to noncontrolling interests is primarily due to $540 million in proceeds from the sale of ownership in AES Ohio in the prior year and $277 million higher proceeds from selldowns in various projects to tax equity investors in the prior year.
•The $300 million impact from the Parent Company revolver is primarily due to net repayments in the current year.
•The $170 million impact from issuance of preferred shares in subsidiaries is primarily due to proceeds from the issuance of preferred shares in AES Global Insurance in the prior year, partially offset by proceeds from the issuance of preferred shares in Marahu and Desarrollos Renovables in the current year.
•The $146 million impact from the commercial paper program is due to higher net repayments in the current year and higher net borrowings in the prior year.
•The $1.4 billion impact from non-recourse revolvers is primarily due to higher net borrowings in the current year and higher net repayments in the prior year at our Renewables and Utilities SBUs.
•The $516 million impact from supplier financing arrangements is primarily due to higher borrowings in the current year and higher repayments in the prior year at the Renewables SBU, partially offset by higher repayments in the current year at the Energy Infrastructure SBU.
•The $474 million impact from recourse debt is due to issuances at the Parent Company of $1.8 billion in the current year and repayments of $774 million in the prior year, partially offset by repayments of $1.3 billion in the current year and issuance of $800 million senior notes in the prior year.
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

81 | The AES Corporation | June 30, 2026 Form 10-Q
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

	June 30, 2026	December 31, 2025
Consolidated cash and cash equivalents	$1,800	$1,382
Less: Cash and cash equivalents at subsidiaries	(1,757)	(1,372)
Parent Company and qualified holding companies’ cash and cash equivalents	43	10
Commitments under the Parent Company credit facilities	1,800	1,800
Less: Letters of credit under the credit facilities	(9)	(50)
Less: Borrowings under the credit facilities	—	(300)
Less: Borrowings under the commercial paper program	—	(79)
Borrowings available under the Parent Company credit facilities	1,791	1,371
Total Parent Company Liquidity	$1,834	$1,381
The Parent Company paid dividends of $0.17595 per outstanding share to its common stockholders during each of the first and second quarters of 2026 for dividends declared in December 2025 and February 2026. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $6.1 billion and $6 billion as of June 30, 2026 and December 31, 2025, respectively. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q and Note 12—Obligations in Item 8.—Financial Statements and Supplementary Data of our 2025 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our revolving credit facility and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of June 30, 2026, we were in compliance with these covenants at the Parent Company level.
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

82 | The AES Corporation | June 30, 2026 Form 10-Q
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $3.2 billion. The portion of current debt related to such defaults was $19 million at June 30, 2026, all of which was non-recourse debt related to two subsidiaries: AES Ilumina and a project entity at AES Clean Energy Development. These defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants or other conditions contained in the non-recourse debt documents. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of June 30, 2026, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit agreement as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of June 30, 2026, none of the defaults listed above resulted in a cross-default under the recourse debt of the Parent Company. Furthermore, none of the non-recourse debt in default listed above is guaranteed by the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2025 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2026.
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

83 | The AES Corporation | June 30, 2026 Form 10-Q
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
As of June 30, 2026, a hypothetical 10% increase in commodity prices would not be expected to have a material impact on consolidated pre-tax earnings, with estimated impacts of less than a $5 million gain for power, less than a $5 million gain for gas, and less than a $5 million gain for coal. The sensitivities are calculated using industry-standard valuation techniques to revalue all transactions (physical and financial commodity transactions) in the portfolio for a change in the underlying prices the transactions are exposed to and exclude correlation effects, including those due to renewable resource availability. The models reference market prices of commodities across future periods and associated volatility of these market prices. Prices and volatilities are predominantly based on observable market prices.
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
The AES Andes business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. A significant portion of our PPAs through 2026 include mechanisms of indexation that adjust the price of energy based on the U.S. Consumer Price Index or coal. These mechanisms mitigate exposure to changes in the price of fuel. The increasing share of renewable energy in Chile's power market may reduce reliance on thermal units and impact power price volatility, which could impact our cost to serve certain unregulated PPAs.
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

84 | The AES Corporation | June 30, 2026 Form 10-Q
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
AES has unhedged forward-looking earnings exposure to the Argentine peso, which could increase earnings volatility, particularly in times of adverse exchange-rate movement. Additionally, as of June 30, 2026, a hypothetical one-time 10% appreciation of the U.S. dollar applied to forecasted 2026 cash distributions, net of outstanding hedges and with all other variables held constant, indicates that cash distributions attributable to foreign subsidiaries in the Colombian peso, Euro, and Argentine peso may each be exposed to exchange-rate movements, resulting in less than a $10 million gain.
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
As of June 30, 2026, a hypothetical 100-basis-point increase in interest rates would be expected to increase annual pre-tax interest expense by less than $10 million, based on the portion of the Company’s debt that is subject

85 | The AES Corporation | June 30, 2026 Form 10-Q
to variable interest rates. These amounts represent the exposure for the remainder of 2026 and do not take into account the historical correlation among interest rates.
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
The Company, under the supervision and with the participation of its management, including the Company’s CEO and CFO, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

86 | The AES Corporation | June 30, 2026 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits, and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of June 30, 2026. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a government authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
In December 2001, Grid Corporation of Odisha (“GRIDCO”) served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the shareholders agreement between GRIDCO, the Company, AES ODPL, Jyoti and the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company. In the arbitration, GRIDCO asserted that a comfort letter issued by the Company in connection with the Company's indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO's financial obligations to GRIDCO. GRIDCO appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by GRIDCO. The Company counterclaimed against GRIDCO for damages. In June 2007, a 2-to-1 majority of the arbitral tribunal rendered its award rejecting GRIDCO's claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to GRIDCO. The respondents' counterclaims were also rejected. A majority of the tribunal later awarded the respondents, including the Company, some of their costs relating to the arbitration. GRIDCO filed challenges of the tribunal's awards with the local Indian Commercial Court in Bhubaneswar (“Court”). GRIDCO's challenge of the costs award was previously dismissed by the Court. In July 2026, the Court dismissed the challenge of the liability award for GRIDCO’s default. It is unclear whether GRIDCO will seek to contest the dismissal. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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

87 | The AES Corporation | June 30, 2026 Form 10-Q
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
On March 23, 2021, the U.S. District Court for the Southern District of Indiana approved and entered a judicial consent decree among AES Indiana, the United States on behalf of the Environmental Protection Agency ("EPA"), and IDEM. The decree resolved allegations by the EPA and IDEM that AES Indiana had violated the federal Clean Air Act (“CAA”) at its Petersburg Station, which AES denies. Under the decree, AES Indiana agreed to certain emission limits and annual caps on NOX, SO2 and particulate matter emissions at the four Units at the station; paid a civil penalty of $1.525 million; retired Units 1 and 2, spent $325,000 on an environmentally beneficial project to preserve local, ecologically-significant lands (notice of completion of which was provided May 8, 2025 and confirmed satisfactory by IDEM on September 8, 2025); and is spending a total of $5 million on a further environmental mitigation project to build and operate a new, non-emitting source of generation at the site.
In December 2018, a lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, and three other AES affiliates. The lawsuit purports to be brought on behalf of over 100 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths, and demands $476 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. The AES companies moved to dismiss the lawsuit. In May 2026, the relevant court of first instance in Santo Domingo, Dominican Republic, dismissed the entire case due to the expiry of the statute of limitations. It is unclear whether the claimants will seek to appeal the dismissal. The AES companies believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
In February 2019, a separate lawsuit was filed in Dominican Republic civil court against the Company, AES Puerto Rico, two other AES affiliates, and an unaffiliated company and its principal. Subsequently, the claimants withdrew the lawsuit with respect to AES Puerto Rico. The lawsuit remains pending against the other AES defendants (“AES Defendants”) and the unaffiliated defendants. The lawsuit purports to be brought on behalf of over 200 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $900 million in alleged damages. The lawsuit does not identify, or provide any supporting information concerning, the alleged injuries of the claimants individually, nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In August 2020, at the request of the relevant AES companies, the case was transferred to a different civil court, namely, the Civil Court of La Vega (“CFI”). In May 2024, the CFI dismissed the entire case due to the expiry of the statute of limitations. Later in 2024, the claimants appealed the dismissal to the relevant intermediate appellate court. The appellate court heard the parties’ respective oral arguments in September 2025. In May 2026, the appellate court issued a decision affirming the CFI’s ruling that the case is time-barred. In July 2026, the claimants filed an appeal with the Dominican Supreme Court of Justice. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this proceeding; however, there can be no assurances that they will be successful in their efforts.
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

88 | The AES Corporation | June 30, 2026 Form 10-Q
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
On May 12, 2021, the Mexican Federal Attorney for Environmental Protection (the “Agency”) initiated an environmental audit at the Termoeléctrica del Peñoles thermal generation facility (“TEP”). On January 20, 2023, TEP was notified of the resolution issued by the Agency, which alleges breaches of air emission regulations, including the failure to submit reports. The resolution imposes a fine of $27,615,140 pesos (approximately $1.6 million), as well as a series of corrective measures. On March 3, 2023, TEP filed a lawsuit in an administrative court—The Specialized Chamber of the Federal Administrative Justice Tribunal (“Chamber”)—challenging the legality of the Agency’s resolution and fine. On May 30, 2025, the Chamber issued a final administrative ruling denying TEP’s lawsuit. On July 1, 2025, TEP appealed to the Federal District Court. TEP’s appeal challenges the constitutionality of the Agency’s regulations (demanda de amparo) and requests a stay of enforcement of the Chamber’s final administrative ruling. The appeal has been duly admitted, initial discovery completed, and the Federal District Court’s decision on the injunction request is pending. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. TEP subsequently challenged the ruling through an amparo proceeding, however, TEP did not prevail in the amparo. As a result, TEP was required to file an additional request for legal remedy to prevent the collection of the fine and to preserve its ability to negotiate a potential reduction or commutation of the sanction. There is no guarantee TEP will be successful in any negotiation or commutation request. Additionally, applicable surcharges and inflation adjustments may increase the total amount of the fine to approximately $50 million pesos (approximately $3 million). The company continues to assess the available legal and negotiation alternatives, but there can be no assurances that it will be successful in these efforts.
In February 2022, a lawsuit was filed in Dominican Republic civil court against the Company. The lawsuit purports to be brought on behalf of over 425 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $600 million in alleged damages. The lawsuit does not identify or provide any supporting information concerning the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In February 2024, at the request of the Company, the Dominican Supreme Court of Justice transferred the case to a different civil court, namely, the Civil Court of La Vega (“CFI”). The claimants’ attempt to recuse the presiding judge was rejected by the relevant Dominican appellate court. The parties completed briefing on the Company’s motion to dismiss the lawsuit. In May 2026, the CFI dismissed the entire case due to the expiry of the statute of limitations. The claimants may seek to appeal. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.
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

89 | The AES Corporation | June 30, 2026 Form 10-Q
charges. A decision from SMA is still pending. If Alto Maipo’s defense response arguments are not acceptable to the SMA, the imposition of fines is possible. Separately, Alto Maipo filed a legal action seeking annulment of the decision that rejected its proposed compliance program.
In April 2025, an alleged shareholder of Fluence Energy, Inc. (“Fluence”) filed a putative securities class action in the U.S. District Court for the Eastern District of Virginia (“Court”) against Fluence and certain of Fluence’s officers and directors. The complaint in the case also named the Company and AES Grid Stability, LLC as defendants (together, the “AES Defendants”). In May 2025, the Court consolidated the lawsuit with another putative securities class action against Fluence and certain of its officers and directors. The Court also appointed a lead plaintiff (the “Plaintiff”) and lead plaintiffs’ counsel for the consolidated lawsuit. In June 2025, the Plaintiff filed a consolidated amended complaint against Fluence, certain of its officers and directors (the “Individual Fluence Defendants” and, together with Fluence, the “Fluence Defendants”), and the AES Defendants. The Plaintiff seeks to pursue claims on behalf of a putative class of all purchasers of Fluence Class A common stock between October 28, 2021 and February 10, 2025. The Plaintiff alleges that the Fluence Defendants made allegedly false or misleading statements in violation of Section 10(b) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder. In addition, the Plaintiff asserts claims against the Individual Fluence Defendants and the AES Defendants as alleged “control persons” under Section 20(a) of the Exchange Act. In July 2025, the Fluence Defendants and the AES Defendants filed separate motions to dismiss the consolidated lawsuit. In March 2026, the Court issued an order dismissing without prejudice the Plaintiff’s consolidated amended complaint for failure to state a claim. In its order, the Court noted that it will issue a more detailed memorandum opinion in the future, after which Plaintiffs may file an amended complaint. The memorandum opinion has not been issued to date. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this lawsuit; however, there can be no assurances that they will be successful in their efforts.
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
On May 30, 2025, an arbitral tribunal (the “Tribunal”) of the International Centre for the Settlement of Investment Disputes (“ICSID”) issued an arbitration award in the Company’s favor (“Award”) in connection with a treaty arbitration initiated by the Company against the Argentine Republic (“Argentina”) under the US-Argentina bilateral investment treaty (“BIT”). In the Award, the Tribunal found that certain measures taken by Argentina in relation to its power sector, beginning in late 2001, breached the BIT. The Tribunal ordered Argentina to pay to the Company approximately $733 million in damages, including an award of costs, as well as accrued interest. In August 2025, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (“DDC”) to recognize and enforce the ICSID Award against Argentina. In September 2025, Argentina filed an application with ICSID to annul the Tribunal’s Award. In its application, Argentina also requested a stay of enforcement of the Award pending the completion of the annulment proceedings ("Stay Request"). Argentina’s annulment application will be decided by a new three-person panel (“Annulment Panel”), which was appointed by ICSID in January 2026. In March 2026, the Annulment Panel issued a procedural order scheduling the hearing on the annulment petition for March 4-5, 2027. In April 2026, the Annulment Panel issued an order (“Order”) conditionally granting Argentina’s Stay Request subject to Argentina’s provision of a bank guarantee that covers the full amount of damages and interest and that can be collected by the Company if Argentina’s annulment application is ultimately rejected. The Order also required that the terms of the bank guarantee were to be negotiated by the Parties, and if such negotiations were unsuccessful, would be established by the Annulment Panel. Further, the Order provided that if Argentina failed to post the bank guarantee, the conditional stay would be lifted automatically. Argentina failed to procure the bank guarantee and, consequently, the Annulment Panel has confirmed that the conditional stay has been lifted. The Company will now continue its enforcement efforts in the DDC. The Company can provide no assurance as to how the Annulment Panel will rule on the annulment application. Relatedly, measures to enforce the Award through judicial means entail a process that is inherently unpredictable; as a result, the Company cannot provide any assurance as to the timing

90 | The AES Corporation | June 30, 2026 Form 10-Q
or success of such enforcement measures. The Company may attempt to settle this dispute with Argentina. However, the Company can provide no assurances regarding the likelihood, substance, or timing of any such settlement.
On December 30, 2025, the Company received a complaint filed in Virginia state court by Sinolam LNG Terminal, SA and Sinolam Smarter Energy LNG Power Co. (collectively, “Plaintiffs”) against the Company, AES Latin America, S. de R.L., AES Panama, S.R.L. (“AES Panama”), AES Colon Holding, S. de R.L., Costa Norte LNG Terminal, S. de R.L., Gas Natural Atlantico S. de R.L., InterEnergy Holdings UK Limited (“IEHL”) (a third party), and Group Energy Gas Panama, S.R.L. (“GEGP”) (a partnership between IEHL and AES Panama) (collectively, “Defendants”). In their complaint, the Plaintiffs allege that the Defendants interfered with the Plaintiffs’ efforts to develop an LNG-fired power plant and an LNG terminal in Panama. The Plaintiffs appear to seek recovery of alleged lost profits totaling about $4 billion, alleged out-of-pocket damages, interest, statutory damages, and other relief from the Defendants. The Defendants removed the case to the U.S. District Court for the Eastern District of Virginia (“EDVA”) and thereafter moved to dismiss the case. Post-removal, the Plaintiffs dismissed AES Panama from the case. Also, in response to the Defendants’ motion to dismiss, the Plaintiffs filed an amended complaint naming only the Company, IEHL, and GEGP as defendants. In April 2026, the EDVA granted the Plaintiffs’ motion to remand the case to state court. The Company has again moved to dismiss the case. IEHL and GEGP have also filed motions to dismiss. The Parties are undertaking limited discovery on the Defendants’ respective motions to dismiss. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this lawsuit; however, there can be no assurances that it will be successful in its efforts.
In July 2026, an alleged shareholder of Fluence Energy, Inc. (“Fluence”) filed a derivative complaint in the Delaware Court of Chancery allegedly on behalf of Fluence and against the Company and AES Grid Stability, LLC (the “AES Defendants”); Siemens Industry, Inc., and Siemens AG (the “Siemens Defendants”); Qatar Investment Authority and Qatar Holding, LLC (the “QIA Defendants”); and certain Fluence officers and directors (the “Fluence Defendants”). The Plaintiff alleges that Fluence failed to disclose information about, among other things, alleged deficiencies in its products and financial reporting and controls; that the AES Defendants, Siemens Defendants, and QIA Defendants possessed material nonpublic information on those subjects, among others, at the time of Fluence’s December 2023 secondary public offering (the “SPO”); and that Fluence’s directors breached their fiduciary duties by approving the SPO, while the AES Defendants, Siemens Defendants, and QIA Defendants breached alleged fiduciary duties by selling Fluence stock in the SPO. The Plaintiff also asserts claims for unjust enrichment and aiding and abetting insider selling against the AES Defendants, Siemens Defendants, and QIA Defendants in connection with the SPO. The Plaintiff seeks damages and other relief from all defendants. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this lawsuit; however, there can be no assurances that they will be successful in their efforts.
To date, the Company is aware of two (2) complaints that have been filed as individual actions in connection with the Merger by purported stockholders of the Company against the Company and the individual members of the Company’s Board of Directors. The complaints are captioned as follows: Miller v. The AES Corporation, et al, Index No. [Unassigned] (N.Y. Sup. Ct. N.Y. Cnty. Jun. 3, 2026) and Wright v. The AES Corporation, et al, Index No. [Unassigned] (N.Y. Sup. Ct. N.Y. Cnty. Jun. 5, 2026) (the “Complaints”). The Complaints seek to enjoin the defendants from proceeding with the Merger unless the defendants disclose certain purportedly material information alleged to have been omitted from the Preliminary Proxy Statement filed on May 4, 2026 (the “Preliminary Proxy Statement”) and/or the Definitive Proxy Statement filed on May 15, 2026 (the “Definitive Proxy Statement”), respectively, and/or damages if the Merger is consummated. In addition to the Complaints, to date, the Company has received sixteen (16) demand letters from law firms claiming to represent purported Company stockholders, which also generally allege disclosure deficiencies in the Preliminary Proxy Statement and/or the Definitive Proxy Statement (collectively, the “Demand Letters” and, together with the Complaints, the “Matters”). The Company and the other defendants named in the Matters deny all allegations in the Matters and believe that the Matters are without merit and that no supplemental disclosure to the Preliminary Proxy Statement and/or the Definitive Proxy Statement was or is required under any applicable law, rule or regulation. However, solely to minimize the burden and expense of potential litigation, avoid nuisance and potential delay or disruption to the Merger and provide additional information to the Company’s stockholders, the Company determined to voluntarily supplement the Definitive Proxy Statement in a Form 8-K filed on June 12, 2026. The Company believes that the disclosures in the Preliminary Proxy Statement and the Definitive Proxy Statement comply fully with applicable law and nothing will be deemed an admission of legal necessity or materiality under applicable law with respect to the legal proceedings described herein. In addition, the Company has received two (2) stockholder books and records demands and one stockholder demand for an appraisal of the stockholder’s alleged shares.

91 | The AES Corporation | June 30, 2026 Form 10-Q
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
The Merger is currently expected to close in late 2026 or early 2027, subject to satisfaction or waiver (to the extent permitted by law) of all closing conditions. The approval of the shareholders was received on June 26, 2026. However, we may be unable to obtain and satisfy, or experience delays in obtaining and satisfying, required regulatory approvals and other closing conditions. In addition, both we and the Parent may terminate the Merger Agreement for reasons specified therein.
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

92 | The AES Corporation | June 30, 2026 Form 10-Q
The Company and its directors have been named in securities class action and derivative lawsuits arising out of the proposed Merger, which could result in substantial costs and may delay or prevent the proposed Merger or otherwise negatively affect our business and operations.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into a merger agreement. To date, two (2) complaints have been filed as individual actions in connection with the Merger by purported stockholders of the Company against the Company and the individual members of the Company’s Board of Directors. In addition, the Company has received sixteen (16) demand letters from law firms claiming to represent purported Company stockholders, which also generally allege disclosure deficiencies in the Preliminary Proxy Statement filed on May 4, 2026 (the “Preliminary Proxy Statement”) and/or the Definitive Proxy Statement filed on May 15, 2026 (the “Definitive Proxy Statement”), respectively, two (2) stockholder books and records demands, and one stockholder demand for an appraisal of the stockholder’s alleged shares. Although these lawsuits and demands are without merit, defending against these claims can result in substantial costs to the parties to the Merger Agreement and diverts management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting the completion of a merger, that injunction may delay or prevent such merger from being completed. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of AES Common Stock during the second quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 — April 30	—	$—	—	$264,000,000
May 1 — May 31	—	—	—	264,000,000
June 1 — June 30	—	—	—	264,000,000
Total	—	$—	—	$264,000,000
_______________________________
(1)         On July 7, 2010, The AES Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase up to $500 million of shares of its outstanding common stock, depending on cash availability, market conditions, and other factors. The original authorization was set to expire on December 31, 2010, however, in December 2010, the Board authorized an extension of the stock repurchase program. The current program does not have a predetermined expiration date. Repurchases under this program may be made using a variety of methods, which may include open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. No repurchases were made under this program during the second quarter of 2026. As of June 30, 2026, $264 million remained available for purchase under this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On July 21, 2026, the Financial Audit Committee (the “Audit Committee”) of the Board of Directors of The AES Corporation (the “Company”) dismissed Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm, due to the fact that EY will no longer be considered independent with respect to the Company under the rules of the Securities and Exchange Commission (the “SEC”) after the closing of the announced Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger. Parent is jointly controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. The dismissal is effective upon the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

93 | The AES Corporation | June 30, 2026 Form 10-Q
The audit reports of EY on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2025 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. EY’s report on the Company’s internal control over financial reporting as of December 31, 2024 contained an adverse opinion. Specifically, EY’s report stated that the Company had not maintained effective internal control over financial reporting as of December 31, 2024 due to the effect of a material weakness identified by management in controls related to the disposition process of AES Brasil, as reported by the Company in “Part II, Item 9A. Controls and Procedures” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 11, 2025. This material weakness was discussed by the Audit Committee and EY. During the fiscal years ended December 31, 2024 and 2025, and the subsequent interim period through the date of the Current Report on Form 8- K filed with the SEC on July 27, 2026 (the “Current Report”), there were no (i) disagreements (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) between the Company and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of EY, would have caused EY to make reference to the subject matter of the disagreement in connection with its report on the consolidated financial statements of the Company for the applicable year, or (ii) reportable events (within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions under the Exchange Act), other than the material weakness described above. The Company provided EY with a copy of the disclosures in the Current Report and requested that EY provide the Company with a letter addressed to the SEC stating whether EY agrees with the statements made by the Company therein. A copy of EY’s letter, dated July 27, 2026, is filed as Exhibit 16.1 to the Current Report.
Following consideration of multiple accounting firms, on July 21, 2026, the Audit Committee engaged KPMG LLP (“KPMG”) as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2026, effective as of EY’s dismissal upon the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
As part of the request for proposal process by which KPMG was selected, KPMG and the Company identified that, during the year ending December 31, 2026 (the “Audit Period”), various member firms within the KPMG International network (“KPMG Member Firms”) provided tax advisory support, payroll processing, employment legal advice, and financial model review services to certain subsidiaries of the Company. Each of these services contain one or more components of work performed during the Audit Period that render them to be impermissible services (“Impermissible Services”) pursuant to SEC Regulation S-X Rule 2-01 and therefore impact KPMG’s independence with respect to the Company. Prior to the appointment of KPMG as the independent registered public accounting firm for the Company, all Impermissible Services have either been completed or terminated.
The Impermissible Services were strictly advisory or clerical in nature, and management of the Company retained sole decision-making authority and responsibility for all underlying data and assumptions. Additionally, these services were limited to foreign affiliates, the subject matters to which the services relate are not expected to be in-scope for the consolidated group audit of the Company, and the fees associated with the Impermissible Services are immaterial to each of the Company and KPMG.
KPMG considered whether the matters noted above impacted its objectivity and ability to exercise impartial judgment with regard to its engagement as the Company’s independent registered public accounting firm and has concluded that KPMG’s objectivity and ability to exercise impartial judgment has not been impaired. After taking into consideration the facts and circumstances of the above matters and KPMG’s determination, the Company’s Audit Committee also concluded that KPMG’s objectivity and ability to exercise impartial judgment has not been impaired.
During the fiscal years ended December 31, 2024 and 2025, and the subsequent interim period through the date of the Current Report, neither the Company, nor anyone on the Company’s behalf, consulted with KPMG regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided by KPMG to the Company that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was the subject of either a disagreement (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions under the Exchange Act) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions under the Exchange Act).
Trading Arrangements

94 | The AES Corporation | June 30, 2026 Form 10-Q
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2026.
ITEM 6. EXHIBITS

4.1
Thirty-Second Supplemental Indenture, dated June 16, 2026, between The AES Corporation and Deutsche Bank Trust Company Americas, as Trustee, is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 16, 2026.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (filed herewith).
32.2	Section 1350 Certification of Stephen Coughlin (filed herewith).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

95 | The AES Corporation | June 30, 2026 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	August 4, 2026	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ AUBREY JARRED
			Name:	Aubrey Jarred
			Title:	Vice President and Controller (Principal Accounting Officer)