Form 10-Q
period 2026-09-30
AES CORP
filed 2026-11-03
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on October 30, 2026 was 713,564,658.

The AES Corporation
Form 10-Q for the Quarterly Period ended September 30, 2026

1 | The AES Corporation | September 30, 2026 Form 10-Q
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

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pre-tax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AES Andes	AES Andes S.A., formerly AES Gener
AES Indiana	Indianapolis Power & Light Company, formerly branded as IPL. AES Indiana is wholly-owned by IPALCO
AES Ohio	The Dayton Power & Light Company, formerly branded as DP&L. Beginning in April 2025, La Caisse owns an aggregate indirect equity interest in AES Ohio of approximately 30%.
AES Renewable Holdings	AES Renewable Holdings, LLC, formerly branded as AES Distributed Energy
AFUDC	Allowance for Funds Used During Construction
AGIC	AES Global Insurance Company, AES’ captive insurance company
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
BOT	Build, Operate and Transfer
CAA	U.S. Clean Air Act
CAISO	California Independent System Operator
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals, which include bottom ash, fly ash, and air pollution control wastes generated at coal-fired generation plant sites
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DPL	DPL LLC and its consolidated subsidiaries. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company. Upon the conversion, DPL Inc. changed its name to DPL LLC. References to DPL are to DPL Inc. before April 3, 2025, and DPL LLC on and after April 3, 2025.
EBITDA	Earnings before interest income and expense, taxes, depreciation, amortization, and accretion of AROs, a non-GAAP measure of operating performance
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ESP	Electric Security Plan
EU	European Union
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Fluence	Fluence Energy, Inc. and its subsidiaries, including Fluence Energy, LLC, which was previously our joint venture with Siemens AG (NASDAQ: FLNC)
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GILTI	Global Intangible Low-Taxed Income
GW	Gigawatts
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation at Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. La Caisse owns direct and indirect interests in IPALCO of approximately 30%.
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
JK Projects	Jemeiwaa Ka’I wind projects
La Caisse	Caisse de dépôt et placement du Québec
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt Hours

2 | The AES Corporation | September 30, 2026 Form 10-Q

NAAQS	U.S. National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NCTI	Net Controlled Foreign Corporation Tested Income
NM	Not Meaningful
NOV	Notice of Violation
NOX	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
O&M	Operations and Maintenance
OCC	Ohio Consumers' Counsel (statewide legal representative for Ohio's residential consumers and advocates on their behalf in PUCO and Ohio Supreme Court proceedings)
OTC	Once-Through Cooling
OTC Policy	Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling
OVEC	Ohio Valley Electric Corporation, an electric generating company in which AES Ohio has a 4.9% interest
Parent Company	The AES Corporation
Pet Coke	Petroleum Coke
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
PUCO	The Public Utilities Commission of Ohio
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate AES Ohio for providing stabilized rates to customers.
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SBU	Strategic Business Unit
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SO2	Sulfur Dioxide
SPV	Special Purpose Vehicle
U.S.	United States
USD	United States Dollar
VIE	Variable Interest Entity

3 | The AES Corporation | September 30, 2026 Form 10-Q
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2026	December 31, 2025

	(in millions, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,972	$1,382
Restricted cash	591	691
Short-term investments	54	174
Accounts receivable, net of allowance of $36 and $39, respectively	1,872	1,683
Inventory	617	612
Prepaid expenses	147	192
Other current assets, net of allowance of $2 and $2, respectively	1,442	1,723
Current held-for-sale assets	18	45
Total current assets	6,713	6,502
NONCURRENT ASSETS
Property, plant, and equipment, net of accumulated depreciation of $9,917 and $9,796, respectively	41,850	37,818
Investments in and advances to affiliates	891	1,004
Debt service reserves and other deposits	124	89
Goodwill	342	342
Other intangible assets, net of accumulated amortization of $533 and $479, respectively	2,021	2,040
Deferred income taxes	388	397
Loan receivable, net of allowance of $17 and $19, respectively	690	755
Other noncurrent assets, net of allowance of $27 and $24, respectively	3,028	2,821
Total noncurrent assets	49,334	45,266
TOTAL ASSETS	$56,047	$51,768
LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,197	$1,980
Accrued interest	358	268
Accrued non-income taxes	346	294
Supplier financing arrangements	461	616
Accrued and other liabilities	1,448	2,223
Recourse debt	—	879
Non-recourse debt	2,950	2,232
Current held-for-sale liabilities	6	—
Total current liabilities	7,766	8,492
NONCURRENT LIABILITIES
Recourse debt	6,361	5,105
Non-recourse debt	23,953	21,681
Deferred income taxes	1,756	1,581
Other noncurrent liabilities	2,328	2,980
Total noncurrent liabilities	34,398	31,347
Commitments and Contingencies (see Note 9)
Redeemable stock of subsidiaries	3,100	2,824
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 860,118,596 issued and 713,564,658 outstanding at September 30, 2026 and 859,836,539 issued and 712,201,777 outstanding at December 31, 2025)	9	9
Additional paid-in capital	5,891	5,904
Retained earnings	1,847	641
Accumulated other comprehensive loss	(255)	(698)
Treasury stock, at cost (146,553,938 and 147,634,762 shares at September 30, 2026 and December 31, 2025, respectively)	(1,780)	(1,793)
Total AES Corporation stockholders’ equity	5,712	4,063
NONCONTROLLING INTERESTS	5,071	5,042
Total equity	10,783	9,105
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES, AND EQUITY	$56,047	$51,768
See Notes to Condensed Consolidated Financial Statements.

4 | The AES Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except share and per share amounts)
Revenue:
Non-Regulated	$2,649	$2,269	$7,142	$6,132
Regulated	1,223	1,082	3,332	3,000
Total revenue	3,872	3,351	10,474	9,132
Cost of Sales:
Non-Regulated	(1,931)	(1,730)	(5,486)	(4,998)
Regulated	(959)	(886)	(2,674)	(2,505)
Total cost of sales	(2,890)	(2,616)	(8,160)	(7,503)
Operating margin	982	735	2,314	1,629
General and administrative expenses	(68)	(46)	(185)	(172)
Interest expense	(361)	(348)	(1,082)	(1,042)
Interest income	71	76	201	215
Loss on extinguishment of debt	(13)	(2)	(27)	(15)
Other expense	(25)	(26)	(110)	(373)
Other income	21	19	61	57
Gain on disposal and sale of business interests	3	1	212	70
Asset impairment reversals (expense)	(91)	(31)	(133)	74
Foreign currency transaction losses	(14)	(19)	(55)	(57)
Other non-operating expense	—	(32)	—	(42)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	505	327	1,196	344
Income tax benefit	10	226	23	42
Net equity in earnings (losses) of affiliates	12	1	(30)	(55)
INCOME FROM CONTINUING OPERATIONS	527	554	1,189	331
Loss from disposal of discontinued businesses, net of $0 income tax for all periods	—	(37)	—	(37)
NET INCOME	527	517	1,189	294
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	26	122	277	296
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$553	$639	$1,466	$590
Increase in redemption value of redeemable stock of subsidiaries	(9)	(5)	(9)	(15)
NET INCOME AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$544	$634	$1,457	$575
AMOUNTS AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations available to The AES Corporation common stockholders	$544	$671	$1,457	$612
Loss from discontinued operations available to The AES Corporation common stockholders	—	(37)	—	(37)
NET INCOME AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$544	$634	$1,457	$575
BASIC EARNINGS PER SHARE:
Income from continuing operations available to The AES Corporation common stockholders	$0.76	$0.94	$2.04	$0.86
Loss from discontinued operations available to The AES Corporation common stockholders	—	(0.05)	—	(0.05)
NET INCOME AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.76	$0.89	$2.04	$0.81
DILUTED EARNINGS PER SHARE:
Income from continuing operations available to The AES Corporation common stockholders	$0.76	$0.94	$2.04	$0.86
Loss from discontinued operations available to The AES Corporation common stockholders	—	(0.05)	—	(0.05)
NET INCOME AVAILABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.76	$0.89	$2.04	$0.81
DILUTED SHARES OUTSTANDING	715	714	715	714
See Notes to Condensed Consolidated Financial Statements.

5 | The AES Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
NET INCOME	$527	$517	$1,189	$294
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	4	18	17	90
Total foreign currency translation adjustments	4	18	17	90
Derivative activity:
Change in fair value of derivatives, net of income tax benefit (expense) of $(104), $2, $(127), and $30, respectively	430	8	532	(142)
Reclassification to earnings, net of income tax benefit of $1, $0, $3, and $12, respectively	3	(1)	3	(6)
Total change in fair value of derivatives	433	7	535	(148)
Pension activity:
Change in pension adjustments due to prior service cost, net of $0 income tax for all periods	—	—	—	1
Change in pension adjustments due to net actuarial loss for the period, net of income tax benefit of $0, $0, $0, and $1, respectively	—	—	—	(5)
Total pension adjustments	—	—	—	(4)
Fair value option liabilities activity:
Reclassification to earnings, net of $0 income tax for all periods	(3)	—	(3)	—
Total change in fair value option liabilities	(3)	—	(3)	—
OTHER COMPREHENSIVE INCOME (LOSS)	434	25	549	(62)
COMPREHENSIVE INCOME	961	542	1,738	232
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable stock of subsidiaries	(60)	116	170	316
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$901	$658	$1,908	$548
See Notes to Condensed Consolidated Financial Statements.

6 | The AES Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2026	859.8	$9	147.6	$(1,793)	$5,904	$641	$(698)	$5,042
Net income (loss)	—	—	—	—	—	487	—	(211)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	2	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	(1)	12
Total other comprehensive income (loss)	—	—	—	—	—	—	1	12
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(225)
Acquisitions of noncontrolling interests	—	—	—	—	(1)	—	1	(29)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	226
Sales to noncontrolling interests	—	—	—	—	(1)	—	—	120
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	1
Dividends declared on common stock ($0.17595/share)	—	—	—	—	—	(125)	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	(0.9)	12	(17)	—	—	—
Balance at March 31, 2026	859.8	$9	146.7	$(1,781)	$5,885	$1,003	$(696)	$4,936
Net income (loss)	—	—	—	—	—	426	—	(3)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	11	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	82	9
Total other comprehensive income (loss)	—	—	—	—	—	—	93	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(616)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	335
Sales to noncontrolling interests	—	—	—	—	(5)	—	—	—
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	169
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	8	—	—	—
Balance at June 30, 2026	859.8	$9	146.7	$(1,781)	$5,888	$1,429	$(603)	$4,830
Net income (loss)	—	—	—	—	—	553	—	(51)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	4	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	347	86
Change in fair value option liabilities, net of income tax	—	—	—	—	—	—	(3)	—
Total other comprehensive income (loss)	—	—	—	—	—	—	348	86
Adjustments to redemption value of redeemable stock of subsidiaries (3)	—	—	—	—	—	(9)	—	(3)
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(71)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	153
Sales to noncontrolling interests	—	—	—	—	(2)	—	—	124
Dividends declared on common stock ($0.17595/share)	—	—	—	—	—	(126)	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.3	—	(0.1)	1	5	—	—	—
Balance at September 30, 2026	860.1	$9	146.6	$(1,780)	$5,891	$1,847	$(255)	$5,071

7 | The AES Corporation

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests (1)
	Shares	Amount	Shares	Amount
	(in millions)
Balance at January 1, 2025	859.7	$9	148.6	$(1,805)	$5,913	$293	$(766)	$4,060
Net income (loss)	—	—	—	—	—	46	—	(149)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	30	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	(113)	(8)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	1	—
Total other comprehensive income (loss)	—	—	—	—	—	—	(82)	(8)
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	38
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(57)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	114
Sales to noncontrolling interests	—	—	—	—	(15)	—	—	250
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	9
Dividends declared on common stock ($0.17595/share)	—	—	—	—	—	(125)	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	(0.8)	10	(10)	—	—	—
Balance at March 31, 2025	859.7	$9	147.8	$(1,795)	$5,888	$214	$(848)	$4,257
Net loss	—	—	—	—	—	(95)	—	(58)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	41	1
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	(15)	(19)
Change in pension adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	(5)	—
Total other comprehensive income (loss)	—	—	—	—	—	—	21	(18)
Adjustments to redemption value of redeemable stock of subsidiaries (3)	—	—	—	—	—	(10)	—	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests (2)	—	—	—	—	—	—	—	18
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(290)
Acquisitions of noncontrolling interests	—	—	—	—	(26)	—	(17)	(46)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	246
Sales to noncontrolling interests	—	—	—	—	199	(188)	8	200
Issuance of preferred shares in subsidiaries	—	—	—	—	—	—	—	5
Issuance and exercise of stock-based compensation benefit plans, net of income tax	—	—	—	—	9	—	—	—
Balance at June 30, 2025	859.7	$9	147.8	$(1,795)	$6,070	$(79)	$(836)	$4,314
Net income (loss)	—	—	—	—	—	639	—	(57)
Foreign currency translation adjustments and reclassification to earnings, net of income tax	—	—	—	—	—	—	18	—
Change in fair value of derivatives and reclassification to earnings, net of income tax	—	—	—	—	—	—	1	10
Total other comprehensive income (loss)	—	—	—	—	—	—	19	10
Adjustments to redemption value of redeemable stock of subsidiaries (3)	—	—	—	—	—	(5)	—	(2)
Reclassification of redeemable stock of subsidiaries to noncontrolling interest (2)	—	—	—	—	—	—	—	51
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(310)
Acquisitions of noncontrolling interests	—	—	—	—	(36)	—	—	(34)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	419
Sales to noncontrolling interests	—	—	—	—	(4)	—	—	152
Dividends declared on AES common stock ($0.17595/share)	—	—	—	—	(126)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	0.1	—	(0.1)	1	8	—	—	—
Balance at September 30, 2025	859.8	$9	147.7	$(1,794)	$5,912	$555	$(817)	$4,543
(1) Excludes redeemable stock of subsidiaries. See Note 11—Redeemable Stock of Subsidiaries.
(2) Related to the reclassification of certain tax equity partnerships at AES Clean Energy and the AES Indiana Pike County BESS tax equity partnership from Redeemable stock of subsidiaries to Noncontrolling interests. See Note 11—Redeemable Stock of Subsidiaries.
(3) Adjustment to record the redeemable stock of a tax equity partnership at AES Clean Energy Development and AES Global Insurance at redemption value.

See Notes to Condensed Consolidated Financial Statements.

8 | The AES Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(in millions)
OPERATING ACTIVITIES:
Net income	$1,189	$294
Adjustments to net income:
Depreciation, amortization, and accretion of AROs	1,280	1,056
Emissions allowance expense	94	241
Loss on realized/unrealized derivatives	31	49
Loss on commencement of sales-type leases	44	221
Gain on disposal and sale of business interests	(212)	(70)
Impairment expense (reversals)	133	(32)
Loss (gain) on realized/unrealized foreign currency	(1)	35
Deferred income tax expense, net of tax credit transfers allocated to AES	34	402
Tax credit transfers allocated to noncontrolling interests	496	568
Other	140	268
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(227)	(16)
(Increase) decrease in inventory	(37)	10
(Increase) decrease in prepaid expenses and other current assets	666	(24)
(Increase) decrease in other assets	114	63
Increase (decrease) in accounts payable and other current liabilities	118	147
Increase (decrease) in income tax payables, net, and other tax payables	(396)	(484)
Increase (decrease) in other liabilities	(19)	90
Net cash provided by operating activities	3,447	2,818
INVESTING ACTIVITIES:
Capital expenditures	(4,916)	(4,394)
Acquisitions of business interests, net of cash and restricted cash acquired	(35)	(104)
Proceeds from the sale of business interests, net of cash and restricted cash sold	242	105
Sale of short-term investments	130	70
Purchase of short-term investments	(3)	(57)
Purchase of emissions allowances	(224)	(260)
Other investing	50	22
Net cash used in investing activities	(4,756)	(4,618)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	4,481	2,711
Repayments under the revolving credit facilities	(2,413)	(3,951)
Commercial paper borrowings (repayments), net	(79)	643
Issuance of recourse debt	1,800	800
Repayments of recourse debt	(1,600)	(898)
Issuance of non-recourse debt	4,050	4,397
Repayments of non-recourse debt	(3,237)	(2,523)
Payments for financing fees	(100)	(101)
Purchases under supplier financing arrangements	870	1,237
Repayments of obligations under supplier financing arrangements	(1,014)	(1,108)
Distributions to noncontrolling interests	(1,444)	(523)
Acquisitions of noncontrolling interests	(30)	(143)
Contributions from noncontrolling interests	325	337
Sales to noncontrolling interests	428	1,289
Issuance of preferred shares in subsidiaries	282	528
Dividends paid on AES common stock	(376)	(376)
Payments for financed capital expenditures	(60)	(28)
Other financing	(42)	(38)
Net cash provided by financing activities	1,841	2,253
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7)	(22)
Decrease in cash, cash equivalents, and restricted cash of held-for-sale businesses	—	79
Total increase in cash, cash equivalents, and restricted cash	525	510
Cash, cash equivalents and restricted cash, beginning	2,162	2,039
Cash, cash equivalents and restricted cash, ending	$2,687	$2,549

9 | The AES Corporation

Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(in millions)
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$874	$859
Cash payments for income taxes, net of refunds	268	192
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for capital expenditures	792	900
Noncash contributions from noncontrolling interests related to tax credit transfers	496	568
Noncash recognition of new operating and financing leases (see Note 10)	153	155
Initial recognition of contingent consideration for acquisitions	34	19
Noncash distributions to noncontrolling interests	—	193
Noncash contributions from noncontrolling interests	—	42
See Notes to Condensed Consolidated Financial Statements.

10 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)
1. FINANCIAL STATEMENT PRESENTATION
Consolidation — In this Quarterly Report, the terms “AES,” “the Company,” “us,” or “we” refer to the consolidated entity, including its subsidiaries and affiliates. The terms “The AES Corporation” or “the Parent Company” refer only to the publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates.
The condensed consolidated financial statements of the Company include the accounts of The AES Corporation and its controlled subsidiaries. Furthermore, VIEs in which the Company has an ownership interest and is the primary beneficiary, thus controlling the VIE, have been consolidated. Intercompany transactions and balances are eliminated in consolidation. Investments in entities where the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting or, in the case of Alto Maipo, the fair value option.
Consolidated VIEs — At September 30, 2026, the Company consolidates entities that have been identified as VIEs under ASC 810, Consolidation. These entities are primarily limited liability entities or partnership arrangements with third-party investors structured to develop, construct, and operate power generation facilities and related assets. These entities were generally determined to have insufficient equity to finance their activities during development and construction without additional subordinated financial support. The Company also has tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with renewables facilities. These tax equity partnerships meet the definition of a VIE as the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kickout rights. Under these arrangements, the third-party investors are allocated earnings, tax attributes, and distributable cash in accordance with the respective limited liability company agreements. The assets of these tax equity partnerships are generally restricted from transfer under the terms of their limited liability company agreements. The third-party investor’s ownership interest is recorded as either Redeemable stock of subsidiaries or Noncontrolling interests in the Condensed Consolidated Balance Sheets based on applicable guidance. See Note 11—Redeemable Stock of Subsidiaries and Note 12—Equity for further information.
Determining whether the Company is the primary beneficiary of a VIE requires judgment, including an assessment of contractual rights, operational responsibilities, and exposure to variability in returns. AES is considered the primary beneficiary of these VIEs when it has the power to direct the activities that most significantly affect their economic performance, such as construction, budgeting, operations, and maintenance, and it has the obligation to absorb expected losses and the right to receive benefits through its variable interests. As of September 30, 2026, the Company may be required to contribute up to $2.7 billion in additional equity to certain consolidated VIEs, with these contributions generally contingent upon the underlying assets achieving specific project milestones. Certain consolidated VIEs are financed with non-recourse project‑level debt. Creditors of these VIEs have no recourse to the Company beyond the VIE’s assets. See Note 8—Obligations for further information.
Unconsolidated VIEs — The Company has noncontrolling interests in VIEs accounted for under the equity method. These entities include partnerships in which the limited partners do not have substantive rights over the significant activities of these entities, as well as renewable energy project joint ventures that have insufficient equity to finance their activities during development and construction without additional subordinated financial support. AES is not the primary beneficiary because it does not have a controlling financial interest in these entities, as it does not have the power to direct the activities that most significantly impact these VIEs' performance; therefore, AES does not consolidate any of these entities. AES’ investment in these entities totaled approximately $159 million and $127 million as of September 30, 2026 and December 31, 2025, respectively, which are included in Investments in and advances to affiliates on the Condensed Consolidated Balance Sheets. See Note 7—Investments In and Advances to Affiliates for further information. AES' maximum exposure to loss is limited to its current investments in these entities.
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of

11 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
operations for the three and nine months ended September 30, 2026 are not necessarily indicative of expected results for the year ending December 31, 2026. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2025 audited consolidated financial statements and notes thereto, which are included in the 2025 Form 10-K filed with the SEC on March 2, 2026 (the “2025 Form 10-K”).
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
Consummation of the Merger is subject to various closing conditions, including: (1) approval of the stockholders of the Company, (2) receipt of the specified regulatory approvals without the imposition of a Burdensome Condition, (3) absence of any law or order prohibiting the consummation of the Merger, (4) subject to materiality qualifiers, the accuracy of each party’s representations and warranties, (5) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement, and (6) the absence of a material adverse effect with respect to the Company and its subsidiaries. Approval by the stockholders of the Company was obtained on June 26, 2026. At 11:59 p.m. Eastern Time on June 22, 2026, the waiting period under the HSR Act expired with respect to the Merger. On September 17, 2026, the PUCO issued an order approving the Merger. The OCC filed a motion for rehearing of the approval, arguing that the approval should have included an investment-grade credit rating maintenance requirement and ring-fencing requirement, which AES Ohio responded to on October 29, 2026. The PUCO’s approval order remains operative.
On October 15, 2026, the European Commission (“EC”) unconditionally approved the Merger under Council Regulation No. 139/2004 (as amended). Additionally, on October 19, 2026, the New York Public Service Commission issued a declaratory ruling that the Merger requires no further review under New York Public Service Law Section 70. Further, on October 28, 2026, the European Commission closed its preliminary review of the Merger in accordance with Article 10(4) of Regulation (EU) 2022/2560 of the European Parliament and of the Council of 14 December 2022 on foreign subsidies distorting the internal market (the “EU Foreign Subsidies Regulation Approval”). The Merger remains subject to certain additional regulatory approvals and other customary closing conditions. The completion of the Merger is not conditioned on receipt of financing by Parent.
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

12 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
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
Cash, Cash Equivalents, and Restricted Cash — The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,972	$1,382
Restricted cash (current assets) (1)	591	691
Debt service reserves and other deposits (noncurrent assets) (2)	124	89
Cash, Cash Equivalents, and Restricted Cash	$2,687	$2,162
_____________________________
(1)Includes approximately $410 million and $451 million of cash maintained in accordance with certain covenants of non-recourse debt agreements and $155 million and $153 million of cash held as collateral to cover potential liabilities for current and future insurance claims being assumed by AGIC, AES' captive insurance company, as of September 30, 2026 and December 31, 2025, respectively. See Note 8—Obligations for further information.
(2)Includes approximately $111 million and $80 million of cash maintained in accordance with certain covenants of non-recourse debt agreements as of September 30, 2026 and December 31, 2025, respectively. See Note 8—Obligations for further information.
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
During the nine months ended September 30, 2026, the Company executed agreements for $535 million to transfer ITCs directly to a third party at a discount. Of this amount, $39 million was allocated to AES and $496 million was allocated to noncontrolling interests and treated as a contribution from noncontrolling interest holders. The Company received cash proceeds from these tax credit transfers of $535 million during the nine months ended September 30, 2026. In addition, during the nine months ended September 30, 2026, we received cash proceeds of $448 million related to tax credit transfer agreements executed in 2025, and of this amount, we distributed $414 million to noncontrolling interest holders.
During the nine months ended September 30, 2025, the Company executed agreements to transfer ITCs directly to third parties for $921 million. Of this amount, $353 million was allocated to AES and $568 million was allocated to noncontrolling interests and treated as a contribution from noncontrolling interest holders. The Company received cash proceeds from these tax credit transfers of $567 million during the nine months ended September 30, 2025 and received the remaining $161 million in October 2025 and $193 million in the first quarter of

13 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
2026. In addition, during the nine months ended September 30, 2025, the Company received cash proceeds of $75 million related to a tax credit transfer agreement executed in 2024.
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

14 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025

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

The amendments in this Update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted.	AES evaluated the provisions of ASU 2025-07 in relation to its existing derivative portfolio, revenue arrangement, and compensation programs. Although certain amendments clarify the scope of derivative accounting based on an entity’s own operations, AES’ current derivative portfolio primarily consists of interest rate swaps, foreign currency forward and commodity instruments that are not expected to be affected by the Update. In addition, AES does not receive share-based noncash consideration from customers within the scope of the amendments. Accordingly, adoption is not expected to have a material impact on AES’ consolidated financial statements.

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
AES evaluated the provisions of ASU 2025-09 in relation to its existing derivative portfolio and hedge-accounting strategies. Although certain amendments are applicable to AES’ portfolio hedges of forecasted debt transactions and debt arrangements that permit a choice of interest-rate indices, the amendments principally provide additional flexibility in hedge designation and continuity. AES does not currently engage in material nonfinancial component hedging, net written option hedging strategies, or dual-hedge strategies affected by the Update. Accordingly, adoption is not expected to have a material impact on AES’ consolidated financial statement, although certain hedge documentation, accounting policies, and related controls will be updated.
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

15 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025

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

AES evaluated the provisions of ASU 2025-12 in relation to its existing accounting policies. The majority of the amendments represent clarifications, corrections, or minor improvements to existing guidance and are not expected to affect AES' accounting. Accordingly, adoption is not expected to have a material impact on its consolidated financial statements, although certain accounting policies, documentation and related controls may be updated.

2026-01: Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock	The amendments in this Update require that paid-in-kind dividends on equity-classified preferred stock be initially measured on the basis of the paid-in-kind dividend rate stated in the preferred stock agreement.	The amendments in this Update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted.	AES evaluated the provisions of ASU 2026-01 in relation to its existing capital structure and equity arrangements. Although the amendments establish guidance for the initial measurement of paid-in-kind (“PIK”) dividends on equity-classified preferred stock, AES does not currently have preferred stock arrangements with PIK dividend features within the scope of the Update. Accordingly, adoption will not have a material impact on AES’ consolidated financial statements.

2026-02: Environmental Credits and Environmental Credit Obligations (Topic 818)	The amendments in this Update improve GAAP by providing specific authoritative guidance for environmental credit obligations.	The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the dates indicated (in millions):

	September 30, 2026	December 31, 2025
Spare parts and supplies	$401	$392
Fuel and other raw materials	216	220
Total	$617	$612
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

16 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
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

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Contingent consideration (1)	$—	$—	$8	$8	$—	$—	$—	$—
DEBT SECURITIES:
Available-for-sale:
Certificates of deposit	—	3	—	3	—	3	—	3
Government debt securities	—	3	—	3	—	—	—	—
Total debt securities	—	6	—	6	—	3	—	3
EQUITY SECURITIES:
Mutual funds	59	—	—	59	57	—	—	57
Common stock	—	—	—	—	1	—	—	1
Total equity securities	59	—	—	59	58	—	—	58
DERIVATIVES:
Interest rate derivatives	—	716	—	716	—	279	—	279
Foreign currency derivatives	—	6	—	6	—	24	—	24
Commodity derivatives	78	77	8	163	109	72	5	186
Total derivatives — assets	78	799	8	885	109	375	5	489
TOTAL ASSETS	$137	$805	$16	$958	$167	$378	$5	$550
Liabilities
Contingent consideration (2)	$—	$—	$212	$212	$—	$—	$205	$205
DERIVATIVES:
Interest rate derivatives	—	3	—	3	—	59	—	59
Foreign currency derivatives	—	50	—	50	—	28	—	28
Commodity derivatives	76	25	40	141	110	42	45	197
Total derivatives — liabilities	76	78	40	194	110	129	45	284
TOTAL LIABILITIES (2)	$76	$78	$252	$406	$110	$129	$250	$489
_____________________________
(1)Payments contingent upon specified events related to the disposition of Uplight completed in August 2026. See Note 7—Investments in and Advances to Affiliates for further information.
(2)Includes $6 million of contingent consideration reported in Current held-for-sale liabilities on the Condensed Consolidated Balance Sheets related to the JK Projects as of September 30, 2026.
As of September 30, 2026, all available-for-sale debt securities had stated maturities within one year. For the three and nine months ended September 30, 2026, no impairments of marketable securities were recognized in earnings or other comprehensive income (loss). Credit-related impairments are recognized as an allowance with a corresponding impact recognized as a credit loss in Other expense. Gains and losses on sale of investments are determined using the specific-identification method. The following table presents gross proceeds from the sale of available-for-sale securities for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross proceeds from sale of available-for-sale securities	$1	$—	$3	$4
The Company accounts for equity securities without readily determinable fair values using the measurement alternative in accordance with ASC 321. These securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Upward adjustments resulting from observable price changes are recorded in Other income and impairments and downward adjustments are recorded in Other expense. As of both December 31, 2025 and September 30, 2026, the carrying amount of equity securities accounted for using the measurement alternative was $19 million, inclusive of $22 million of cumulative upward adjustments recorded in Other income in prior years and a $48 million downward adjustment recorded in Other expense in June 2025 to reflect observable price changes for our investment in 5B Holdings Ptd. Ltd. ("5B").
The following tables present a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2026 and 2025 (derivative balances are presented net), in millions. Transfers between Level 3 and Level 2 principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

17 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025

	Derivative Assets and Liabilities
Three Months Ended September 30, 2026	Interest Rate	Foreign Currency	Commodity	Contingent Consideration Assets and Liabilities	Total
Balance at July 1, 2026	$—	$—	$(25)	$(205)	$(230)
Total realized and unrealized gains (losses):
Included in earnings	—	—	(1)	(5)	(6)
Included in other comprehensive income (loss) — derivative activity	—	—	(6)	—	(6)
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	(1)	(1)
Included in regulatory liabilities	—	—	(1)	—	(1)
Acquisitions	—	—	—	(18)	(18)
Settlements	—	—	1	14	15
Dispositions	—	—	—	11	11
Balance at September 30, 2026	$—	$—	$(32)	$(204)	$(236)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$—	$(5)	$(5)

	Derivative Assets and Liabilities
Three Months Ended September 30, 2025	Interest Rate	Foreign Currency	Commodity	Contingent Consideration Liabilities	Total
Balance at July 1, 2025	$—	$35	$(22)	$(144)	$(131)
Total realized and unrealized gains (losses):
Included in earnings	—	1	—	6	7
Included in other comprehensive income (loss) — derivative activity	—	—	8	—	8
Acquisitions	—	—	—	(8)	(8)
Settlements	—	(10)	(1)	—	(11)
Transfers of assets (liabilities), net out of Level 3	—	(26)	—	—	(26)
Balance at September 30, 2025	$—	$—	$(15)	$(146)	$(161)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$—	$6	$6

18 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025

	Derivative Assets and Liabilities
Nine Months Ended September 30, 2026	Interest Rate	Foreign Currency	Commodity	Contingent Consideration Assets and Liabilities	Total
Balance at January 1, 2026	$—	$—	$(40)	$(205)	$(245)
Total realized and unrealized gains (losses):
Included in earnings	—	—	—	(7)	(7)
Included in other comprehensive income (loss) — derivative activity	—	—	7	—	7
Included in other comprehensive income (loss) — foreign currency translation activity	—	—	—	(1)	(1)
Included in regulatory liabilities	—	—	6	—	6
Acquisitions	—	—	—	(34)	(34)
Settlements	—	—	(5)	32	27
Dispositions	—	—	—	11	11
Balance at September 30, 2026	$—	$—	$(32)	$(204)	$(236)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$—	$—	$(7)	$(7)

	Derivative Assets and Liabilities
Nine Months Ended September 30, 2025	Interest Rate	Foreign Currency	Commodity	Contingent Consideration Liabilities	Total
Balance at January 1, 2025	$(1)	$52	$(21)	$(145)	$(115)
Total realized and unrealized gains (losses):
Included in earnings	—	3	—	(12)	(9)
Included in other comprehensive income (loss) — derivative activity	—	1	5	—	6
Included in regulatory liabilities	—	—	5	—	5
Acquisitions	—	—	—	(19)	(19)
Settlements	—	(30)	(3)	30	(3)
Transfers of assets (liabilities), net into Level 3	—	—	(1)	—	(1)
Transfers of assets (liabilities), net out of Level 3	1	(26)	—	—	(25)
Balance at September 30, 2025	$—	$—	$(15)	$(146)	$(161)
Total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(12)	$—	$(12)	$(24)
The following table summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of September 30, 2026 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Average)
Commodity:
CAISO energy swap	$(33)	Forward CAISO energy prices per MWh from 2032 through 2038	$4.76 to $127.94 ($52.10)
MISO energy swap	(4)	Forward MISO energy prices per MWh from 2032 through 2040	$29.88 to $114.88 ($56.54)
Other	5
Total	$(32)
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

19 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
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

	Measurement Date	Carrying Amount (1)	Fair Value
Nine Months Ended September 30, 2025			Level 1	Level 2	Level 3	Pre-tax Loss
Held-for-sale businesses: (2)
Mong Duong (3)	3/31/2025	$383	$—	$371	$—	$17
Equity method investments: (4)
Uplight	9/30/2025	$60	$—	$—	$—	$60
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
The Company recognized $128 million and $132 million of pre-tax asset impairment expense related to AES Clean Energy Development Projects during the nine months ended September 30, 2026 and 2025, respectively. See Note 16—Asset Impairment Expense for further information.
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

20 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025

		September 30, 2026
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Financing receivables (1)	$784	$784	$—	$—	$784
Liabilities:	Non-recourse debt	26,037	26,418	—	25,041	1,377
	Recourse debt	6,361	6,150	—	6,150	—

		December 31, 2025
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Financing receivables (1)	$855	$955	$—	$—	$955
Liabilities:	Non-recourse debt	23,178	23,749	—	20,448	3,301
	Recourse debt	5,984	5,003	—	5,003	—
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
4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
For further information on the Company’s derivative and hedge accounting policies, see Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2025 Form 10-K. See Note 3—Fair Value for additional disclosures related to derivative instruments.
Volume of Activity — The following tables present the Company’s maximum notional (in millions) over the remaining contractual period by type of derivative as of September 30, 2026, and the dates through which the maturities for each type of derivative range:

Interest Rate and Foreign Currency Derivatives	Maximum Notional Translated to USD	Latest Maturity (1)
Interest rate	$8,863	2058
Foreign currency:
Chilean peso	255	2029
Colombian peso	232	2029
Euro	57	2028
Mexican peso	30	2027

Commodity Derivatives	Maximum Notional	Latest Maturity (2)
Natural Gas (in MMBtu)	53	2029
Power (in MWhs) (2)	34	2040
____________________________
(1)Maturity dates are consistent for both designated and non-designated positions.
(2)Includes one contract designated as a cash flow hedge with a final maturity date in 2038.
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of the Company’s derivative assets and liabilities as of the dates indicated (in millions):

Fair Value	September 30, 2026			December 31, 2025
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Interest rate derivatives	$702	$14	$716	$279	$—	$279
Foreign currency derivatives	4	2	6	11	13	24
Commodity derivatives	4	159	163	4	182	186
Total assets	$710	$175	$885	$294	$195	$489
Liabilities
Interest rate derivatives	$1	$2	$3	$59	$—	$59
Foreign currency derivatives	4	46	50	4	24	28
Commodity derivatives	36	105	141	46	151	197
Total liabilities	$41	$153	$194	$109	$175	$284

	September 30, 2026		December 31, 2025
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$433	$97	$261	$154
Noncurrent	452	97	228	130
Total	$885	$194	$489	$284

21 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
Earnings and Other Comprehensive Income (Loss) — The following table presents the pre-tax gains (losses) recognized in AOCL and earnings on the Company’s derivative instruments for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash flow hedges
Gains (losses) recognized in AOCL
Interest rate derivatives	$541	$2	$618	$(183)
Foreign currency derivatives	(4)	(1)	26	6
Commodity derivatives	(3)	5	15	5
Total	$534	$6	$659	$(172)
Gains (losses) reclassified from AOCL into earnings
Interest rate derivatives — Interest expense	$—	$2	$(4)	$11
Foreign currency derivatives — Foreign currency transaction gains (losses)	—	1	3	6
Commodity derivatives — Cost of sales—Non-Regulated	(2)	(3)	1	—
Total	$(2)	$—	$—	$17
Gains reclassified from AOCL to earnings due to change in forecast	$—	$—	$—	$8
Not designated as hedging instruments
Gains (losses) recognized in earnings related to
Interest rate derivatives — Interest expense	$13	$(2)	$13	$(2)
Foreign currency derivatives — Foreign currency transaction gains (losses)	(6)	(4)	(12)	(13)
Commodity derivatives — Revenue—Non-Regulated	(4)	90	70	51
Commodity derivatives — Cost of sales—Non-Regulated	25	(26)	33	(40)
Total	$28	$58	$104	$(4)
Reclassifications from AOCL to earnings are forecasted to increase pre-tax income from continuing operations by $64 million for the twelve months ended September 30, 2027, primarily related to Interest rate derivatives.
5. FINANCING RECEIVABLES
Receivables with contractual maturities of greater than one year are considered financing receivables. The following table presents long-term financing receivables, excluding lease receivables and amounts classified as held for sale, by country as of the dates indicated (in millions):

	September 30, 2026			December 31, 2025
	Gross Receivable	Allowance	Net Receivable	Gross Receivable	Allowance	Net Receivable
Vietnam	$707	$17	$690	$774	$19	$755
Chile	57	—	57	61	—	61
U.S.	55	24	31	51	19	32
Other	6	—	6	7	—	7
Total	$825	$41	$784	$893	$38	$855
Vietnam — AES has recorded loan receivables of $781 million as of September 30, 2026 pertaining to our Mong Duong plant in Vietnam. During the nine months ended September 30, 2026 and September 30, 2025, the Company collected $83 million and $91 million, respectively. The plant was constructed under a BOT contract and sold to the Vietnamese government, while we remain the operator for the duration of the 25-year PPA. Mong Duong was reclassified from held-for-sale to held and used as of May 31, 2025 and therefore $91 million was classified in Other current assets, and $690 million in Loan receivable on the Condensed Consolidated Balance Sheet as of September 30, 2026. See Note 14—Revenue and Note 18—Held-for-Sale and Dispositions for further information.
Chile — AES Andes has recorded non-current receivables pertaining to payment deferrals granted to mining customers as part of our green blend agreements.
U.S. — AES has recorded non-current receivables pertaining to the sale of the Redondo Beach land. The anticipated collection period extends beyond September 30, 2027.
6. ALLOWANCE FOR CREDIT LOSSES
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in millions):

22 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025

Nine Months Ended September 30, 2026	Accounts Receivable	Financing Receivables	Other (1)	Total
CECL reserve balance at beginning of period	$39	$38	$6	$83
Current period provision	31	4	—	35
Write-offs charged against allowance	(34)	—	—	(34)
Recoveries collected	—	(1)	—	(1)
CECL reserve balance at end of period	$36	$41	$6	$83

Nine Months Ended September 30, 2025	Accounts Receivable	Financing Receivables	Other (1)	Total
CECL reserve balance at beginning of period	$52	$15	$29	$96
Reclassification from held-for-sale to held and used	—	21	(21)	—
Current period provision	38	3	—	41
Write-offs charged against allowance	(43)	—	—	(43)
Recoveries collected	(4)	(1)	(1)	(6)
Foreign exchange	—	—	(1)	(1)
CECL reserve balance at end of period	$43	$38	$6	$87
_____________________________
(1)Primarily relates to credit losses allowance on Argentina receivables as of September 30, 2026 and September 30, 2025.
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
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates and majority-owned unconsolidated subsidiaries that are accounted for using the equity method (in millions):

	50%-or-less Owned Affiliates (1)		Majority-Owned Unconsolidated Subsidiaries (2)
Nine Months Ended September 30,	2026	2025	2026	2025
Revenue	$2,450	$2,046	$—	$—
Operating income (loss)	93	68	(1)	—
Net loss	(156)	(148)	(1)	(2)
Net loss attributable to affiliates	(158)	(155)	(1)	(2)
_____________________________
(1)The summarized financial information of Uplight is not included in the table above for the nine months ended September 30, 2026 as the equity method of accounting was suspended during the fourth quarter of 2025.
(2)The summarized financial information of Alto Maipo is not included in the table above as the Company is not the primary beneficiary, the fair value of the investment is insignificant, and the investment in Alto Maipo is not material to the financial results of the Company.
Uplight — In March 2026, the Company entered into an agreement to sell its 25% ownership interest and convertible note in Uplight for up to $40 million, including $10 million at closing and up to an additional $30 million contingent upon specified events. The transaction closed in August 2026 and the Company received $10 million. Prior to its sale, Uplight was reported in the New Energy Technologies SBU reportable segment.
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
JK Projects — In May 2026, the Company completed the contribution of two of the Jemeiwaa Ka’I wind projects (“JK Projects”), JK1 and JK2, to a trust, receiving proceeds of $25 million. After closing the transaction, the Company retained 51% ownership in the trust, which is considered a VIE and accounted for as an equity method investment. As the Company lacks the power to make significant decisions without the consent of all parties, it does not meet the criteria to be considered the primary beneficiary and therefore does not consolidate the entity. The

23 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
Company recorded its retained interest in the trust at fair value of $27 million. See Note 18—Held-for-Sale and Dispositions for further information. The JK Projects are reported in the Renewables SBU reportable segment.
El Salvador — In April 2026, the Company acquired the remaining 50% ownership interests in the Bosforo and Cuscatlan solar projects for a total of $44 million. The transactions were accounted for as asset acquisitions as the projects did not meet the definition of a business. Prior to the transactions, the Company’s investments in Bosforo and Cuscatlan were accounted for under the equity method; however, as a result of the transactions, both are now consolidated by AES. Bosforo and Cuscatlan are reported in the Utilities SBU reportable segment.
Alto Maipo — The Company holds a 99% ownership interest in Alto Maipo SpA (“Alto Maipo”), a hydroelectric plant in Chile. In May 2022, Alto Maipo emerged from bankruptcy in accordance with Chapter 11 of the U.S. Bankruptcy Code. Alto Maipo, as restructured, is considered a VIE. As the Company lacks the power to make significant decisions, it does not meet the criteria to be considered the primary beneficiary of Alto Maipo and therefore does not consolidate the entity. The Company has elected the fair value option to account for its investment in Alto Maipo as management believes this approach will better reflect the economics of its equity interest. As of September 30, 2026 and December 31, 2025, the fair value is insignificant. Alto Maipo is reported in the Renewables SBU reportable segment.
Barry — The Company holds a 100% ownership interest in AES Barry Ltd. ("Barry"), a dormant entity in the U.K. that disposed of its generation and other operating assets. Due to a debt agreement, no material financial or operating decisions can be made without the banks' consent, and the Company does not control Barry. As of September 30, 2026 and December 31, 2025, Other noncurrent liabilities included $43 million and $44 million, respectively, related to this debt agreement. Barry is reported in the Energy Infrastructure SBU reportable segment.
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
Unsecured Term Loan — In September 2026, the Company executed a $300 million unsecured delayed draw term loan agreement, with an option to borrow until January 2027 and maturity date 364 days after the funding date. As of September 30, 2026, AES had no outstanding drawings under the loan agreement.
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
Senior Unsecured Term Loan due December 2026 — In October 2025, the Company executed a $300 million senior unsecured term loan agreement, maturing in December 2026. In March 2026, the Company and the lender executed an amendment providing lender consent to the consummation of the Merger. In September 2026, the Company fully repaid $300 million under the loan agreement.
Senior Unsecured Term Loan due December 2026 — In June 2025, the Company executed a $500 million senior unsecured term loan agreement, maturing in June 2026. In November 2025, the Company executed an

24 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
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
Commercial Paper Program — In March 2023, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate face amount of $750 million outstanding at any time. In April 2025, the Company executed agreements to increase the maximum aggregate face amount to $1.5 billion outstanding at any time. The maturities of the Notes may vary but will not exceed 397 days from the date of issuance. The proceeds of the Notes will be used for general corporate purposes. The Notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The commercial paper program is backed by the Company's $1.8 billion in revolving credit facilities, and the Company cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its revolving credit facilities. During the nine months ended September 30, 2026, the Company borrowed approximately $44.6 billion and repaid approximately $44.7 billion under the commercial paper program, with average daily outstanding borrowings of $727 million. As of September 30, 2026, the Company had no outstanding borrowings under the commercial paper program.
Revolving Credit Facilities — In August 2026, AES executed amendments to extend the maturity dates of its existing revolving credit facilities. The $300 million senior unsecured revolving credit facility matures in December 2027. Of the $1.5 billion aggregate commitment under its other revolving credit facility, $1.4 billion matures in August 2028 and $48 million matures in August 2027. Previously, in March 2026, the Company had executed amendments to each facility which modified certain change of control provisions to permit direct or indirect ownership of the Company by Global Infrastructure Management, LLC, EQT Fund Management S.à r.l., Qatar Investment Authority, and certain investment vehicles affiliated with any of the foregoing or with funds, accounts, or other entities managed, advised, or controlled by any of the foregoing. As of September 30, 2026, AES had $560 million in outstanding borrowings under its revolving credit facilities.
Non-Recourse Debt — Non-recourse debt represents debt issued by one of our subsidiaries and is only required to be repaid solely from the subsidiary's assets. Repayments of the loans, and interest thereon, are secured solely by the capital stock, physical assets, contracts, and cash flows of one of our subsidiaries, and the Parent Company is not otherwise liable for such debt. Non-recourse debt balances on the Condensed Consolidated Balance Sheet include $2 billion of current and $12.8 billion of noncurrent non-recourse debt related to VIEs as of September 30, 2026.
During the nine months ended September 30, 2026, the Company’s following subsidiaries had significant debt issuances (in millions):

Subsidiary	Issuances (1)
AES Clean Energy	2,007
AES Pacifico Chile	597
AES España	550
AES Andes	400
_____________________________
(1)     These amounts do not include revolving credit facility activity at the Company’s subsidiaries.
AES España — In July 2026, AES España issued $500 million aggregate principal of 7.75% senior notes due August 2033. The net proceeds of this issuance were used to repay existing indebtedness, including the full repayment of $300 million outstanding on its senior notes due 2028 and partial repayment of $200 million outstanding of local bonds due 2027. As a result of the refinancing, the Company recognized a loss on extinguishment of debt of $2 million.
AES Andes — In July 2026, AES Andes entered into a $400 million syndicated term loan facility maturing in July 2031. The Company used proceeds from the issuance to repay $360 million of existing indebtedness, including amounts outstanding under its 2021 and 2022 credit facilities. As a result of the transaction, the Company recognized a loss on extinguishment of debt of $1 million.
In March 2025, AES Andes issued $400 million aggregate principal of 6.25% senior notes due in 2032. The net proceeds from the issuance were used to redeem the remaining $228 million aggregate principal of its 6.35% junior

25 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
subordinated notes due in 2079 and to repay other existing indebtedness. As a result of the latter transaction, the Company recognized a loss on extinguishment of debt of $3 million.
AES Pacifico Chile — During the years ended December 31, 2025 and 2024, several renewables development projects owned by AES Pacifico Chile executed project financing agreements with aggregate commitments of up to $1.7 billion to support the development and construction of wind and solar plants. As of September 30, 2026, there were $1.4 billion in borrowings under the agreements, maturing in 2027, 2029, and 2030.
AES Clean Energy — In May 2026, Four Horizons Seller, LLC and Four Horizons FinCo, LLC, subsidiaries of AES Clean Energy Development, executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $2.2 billion. As of September 30, 2026, there were $644 million in borrowings maturing in 2029.
In December 2024, Bellefield 2 Seller, LLC executed a construction, tax equity bridge, and letter of credit financing agreement for commitments of up to $1.7 billion. As of September 30, 2026, there were $1.4 billion in borrowings maturing in 2026 and 2027.
AES Clean Energy Development, AES Renewable Holdings, and sPower, an equity method investment, collectively referred to as the Issuers, entered into a Master Indenture agreement in 2022 whereby long-term notes will be issued from time to time to finance or refinance operating wind, solar, and energy storage projects that are owned by the Issuers. Each of the Issuers is considered a “Co-Issuer” and will be jointly and severally liable with each other Co-Issuer for all obligations under the facility. In July 2026, the Co-Issuers issued $1.2 billion in 6.83% notes due May 2051 under the Master Indenture. Proceeds from the issuance were used to repay outstanding construction debt, resulting in a $10 million loss on debt extinguishment. As of September 30, 2026, the aggregate principal outstanding for the Co-Issuers was $4.4 billion. As a result of the notes issued in 2026 and net of repayments, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $1.1 billion, resulting in an aggregate carrying amount of notes at consolidated subsidiaries of $3.6 billion as of September 30, 2026.
AES Clean Energy Development, AES Renewable Holdings, and sPower, collectively referred to as the Borrowers, executed two Credit Agreements for revolving credit facilities in 2021 and subsequent amendments in the following years for aggregate commitments of up to $4 billion with maturity dates in May and June 2028. Each of the Borrowers is considered a “Co-Borrower” and will be jointly and severally liable with each other Co-Borrower for all obligations under the facilities. As a result of increases in commitments used and net of repayments, AES Clean Energy Development and AES Renewable Holdings recorded, in aggregate, an increase in liabilities of $1.6 billion in 2026, resulting in total commitments used under the revolving credit facilities, as of September 30, 2026, of $3.2 billion at consolidated subsidiaries. As of September 30, 2026, the aggregate commitments used under the revolving credit facilities for the Co-Borrowers was $3.3 billion.
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
Marahu — The Marahu project is currently constructing the Salinas and Jobos renewables projects in Puerto Rico, including both solar and energy storage facilities. In July 2025, the Marahu project executed a tax credit transfer bridge loan agreement for total commitments of $230 million, at interest rates of SOFR plus a margin of 1.25% to 2.25%, maturing in April 2027. As of September 30, 2026, there was $215 million in borrowings under the agreement.
In October 2024, the Marahu project obtained a loan guarantee for $861 million from the U.S. Department of Energy and began drawing on the loan in the first quarter of 2025. As of September 30, 2026, there was $875 million, inclusive of paid-in-kind interest, in outstanding borrowings, maturing in 2049.

26 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
AES Puerto Rico — On June 1, 2023, AES Puerto Rico was unable to pay principal and interest obligations on its Series A Bond Loans due to insufficient funds resulting from financial difficulties at the business. AES Puerto Rico signed forbearance and standstill agreements with its noteholders in July 2023 because of the insufficiency of funds to meet these obligations. On March 5, 2024, AES Puerto Rico and its noteholders executed a financial restructuring, under which the $156 million (including interest) of 6.625% Series A Bond Loans due 2026 was exchanged for $112 million of 6.625% senior secured bonds due January 2028 and $44 million of preferred shares in AES Puerto Rico. The preferred shares bear interest at 3.125% and contain an option whereby AES may call the preferred shares to be converted into 99.9% of the ordinary shares of AES Puerto Rico between December 30, 2025 and December 30, 2027, or would have the option to settle the preferred shares in cash. AES Puerto Rico is required to make mandatory prepayments through cash sweeps based on excess cash (as defined in the loan agreements) available from operations on the senior secured bonds and preferred shares interest. The financial restructuring was accounted for as a troubled debt restructuring in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors” as AES Puerto Rico was experiencing financial difficulties and the lenders granted a concession. No gain was recognized as a result of this transaction. As of September 30, 2026, cash settlement of the preferred shares is contingent, as the amounts would not be required to be settled in cash if the option to settle the preferred shares with common shares is exercised.
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
As of September 30, 2026 and December 31, 2025, approximately $521 million and $531 million, respectively, of restricted cash was maintained in accordance with certain covenants of the non-recourse debt agreements. Of these amounts, $410 million and $451 million, respectively, were included within Restricted cash and $111 million and $80 million, respectively, were included within Debt service reserves and other deposits in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, approximately $155 million and $153 million, respectively, of the restricted cash balances were for collateral held to cover potential liability for current and future insurance claims being assumed by AGIC, AES' captive insurance company. Of total restricted cash and debt service reserves of $715 million, $393 million related to VIEs as of September 30, 2026.
Various lender and governmental provisions restrict the ability of certain of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $2.1 billion at September 30, 2026.
The following table summarizes the Company’s subsidiary non-recourse debt in default (in millions) as of September 30, 2026. Due to the defaults, these amounts are included in the current portion of non-recourse debt unless otherwise indicated:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
AES Ilumina (Puerto Rico)	Covenant	$18	$34
The above default is not a payment default, but is instead a technical default triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents of the applicable subsidiary.
The AES Corporation’s recourse debt agreements include cross-default clauses that will trigger if a subsidiary provides 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters and has an outstanding principal in excess of $200 million in default. As of September 30, 2026, the Company’s subsidiaries had no defaults which resulted in a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
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
The Company had total outstanding balances of $461 million as of September 30, 2026. These agreements ranged from less than $1 million to $56 million with a weighted average interest rate of 6.46%. Of the amounts

27 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
outstanding under supplier financing arrangements as of September 30, 2026, $286 million were guaranteed, including $56 million guaranteed by the Parent Company and $230 million guaranteed by subsidiaries.
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
The following table summarizes the Parent Company’s consolidated contingent contractual obligations as of September 30, 2026. Amounts presented in the following table represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure per individual agreement. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Parent Company Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments (1)	$5,125	24	< $1 — 894
Letters of credit under bilateral agreements	254	10	< $1 — 64
Letters of credit under the unsecured credit facilities	174	9	< $1 — 60
Letters of credit under the revolving credit facility	8	14	< $1 — 4
Total	$5,561	57
_____________________________
(1)Excludes payment obligation and commercial transaction arrangements entered into by the Parent Company on behalf of its consolidated subsidiaries, which relate to the Company's own future performance.
The following table summarizes our subsidiaries’ consolidated contingent contractual obligations as of September 30, 2026. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. Amounts presented in the following table represent our subsidiaries' current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure per individual agreement. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Subsidiary Contingent Contractual Obligations	Maximum Exposure (in millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$3,983	42	< $1 — 569
Letters of credit under subsidiary credit facilities	2,052	379	< $1 — 85
Surety bonds	86	105	< $1 — 10
Total	$6,121	526
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of both September 30, 2026 and December 31, 2025, the Company recognized liabilities of $1 million for projected environmental remediation costs. These

28 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of September 30, 2026. Unasserted claims are not included in the range of potential losses related to environmental matters until it is probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. In aggregate, the Company estimates the range of potential losses related to environmental matters, where estimable, to be between $1 million and $5 million. The amounts considered reasonably possible do not include the amounts accrued, as discussed above.
Litigation — The Company is involved in certain claims, suits, and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has recognized aggregate liabilities for all claims of approximately $15 million and $22 million as of September 30, 2026 and December 31, 2025, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to regulatory matters and commercial disputes in international jurisdictions. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2026. The material contingencies where a loss is reasonably possible primarily include disputes with offtakers, suppliers and EPC contractors; alleged breaches of contract; alleged violation of laws and regulations; income tax and non-income tax matters with tax authorities (including but not limited to tax disputes in Brazil and El Salvador); and regulatory matters. In aggregate, the Company estimates the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $98 million and $172 million. Included in this range is a reasonably possible legal contingency for environmental remediation costs related to Sul, a business the Company disposed of in 2016, estimated to be approximately R$15 million to R$60 million ($3 million to $12 million). The amounts considered reasonably possible do not include the amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
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
The following table presents lease revenue from operating leases in which the Company is the lessor, recognized in Revenue on the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Revenue	2026	2025	2026	2025
Non-variable lease revenue	$39	$84	$173	$241
Variable lease revenue	29	28	74	71
Total lease revenue	$68	$112	$247	$312

29 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant, and equipment, net on the Condensed Consolidated Balance Sheets as of the dates indicated (in millions):

Property, Plant, and Equipment, Net	September 30, 2026	December 31, 2025
Gross assets	$1,910	$1,923
Less: Accumulated depreciation	(276)	(231)
Net assets	$1,634	$1,692
The option to extend or terminate a lease is based on customary early termination provisions in the contract, such as payment defaults, bankruptcy, or lack of performance on energy delivery. The Company has not recognized any early terminations as of September 30, 2026. Certain leases may provide for variable lease payments based on usage or index-based (e.g., the U.S. Consumer Price Index) adjustments to lease payments.
The following table shows the future lease receipts as of September 30, 2026 for the remainder of 2026 through 2030 and thereafter (in millions):

	Future Cash Receipts for
	Sales-Type Leases	Operating Leases
2026	$17	$19
2027	63	64
2028	63	1
2029	63	1
2030	63	—
Thereafter	945	—
Total	$1,214	$85
Less: Imputed interest	(621)
Present value of total lease receipts	$593
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
The following table presents variable lease revenue, interest income, and net losses on commencement of sales-type leases in which the Company is the lessor, for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales-Type Leases	2026	2025	2026	2025
Variable lease revenue	$—	$1	$1	$2
Interest income	21	7	36	19
Net losses on commencement of sales-type leases (1)	—	(13)	(44)	(221)
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

30 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
The following table is a reconciliation of changes in redeemable stock of subsidiaries for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at the beginning of the period	$3,052	$2,179	$2,824	$938
Net income (loss)	25	(65)	(12)	(32)
Other comprehensive income (loss)	—	(4)	—	(4)
Adjustments to redemption value of redeemable stock of subsidiaries	12	7	12	17
Reclassification of redeemable stock of subsidiaries to noncontrolling interests	(3)	(51)	(3)	(107)
Distributions to holders of redeemable stock of subsidiaries	(30)	(23)	(133)	(64)
Acquisitions of redeemable stock of subsidiaries	—	—	(1)	—
Contributions from holders of redeemable stock of subsidiaries	44	—	107	168
Sales of redeemable stock of subsidiaries	—	2	194	689
Issuance of preferred shares in subsidiaries	—	77	112	517
Balance at the end of the period	$3,100	$2,122	$3,100	$2,122
The following table summarizes the Company’s redeemable stock of subsidiaries balances as of the dates indicated (in millions):

	September 30, 2026	December 31, 2025
IPALCO common stock	$1,034	$1,003
AES Ohio common stock	652	595
AES Global Insurance preferred stock	456	472
Bellefield 2 Equity Holdings preferred stock	269	249
AES Clean Energy tax equity partnerships	249	228
Desarrollos Renovables preferred stock	225	78
AES DevCo HoldCo preferred stock	215	199
Total redeemable stock of subsidiaries	$3,100	$2,824
Desarrollos Renovables — On August 5, 2025, AES Pacifico, our wholly-owned subsidiary in Chile, executed a renewables partnership agreement with Global Infrastructure Management, LLC (“GIP”) for the sale of a 49% ownership interest in AES Desarrollos Renovables SpA (“Desarrollos Renovables”) for total consideration of $77 million. Under the partnership agreement, AES Pacifico will contribute a specified pipeline of renewable development projects to Desarrollos Renovables, and GIP may make additional contributions to maintain its 49% ownership interest. At the execution date, AES Pacifico contributed the Andes Solar III and Punta del Sol renewable development projects to Desarrollos Renovables. In March 2026, AES Pacifico contributed the Cristales, Pampas, and Atacama Solar renewables projects to Desarrollos Renovables, and GIP contributed an additional $112 million to maintain its 49% ownership interest, resulting in an increase to Redeemable stock of subsidiaries. AES Pacifico retained a 51% ownership interest in Desarrollos Renovables. The partnership agreement contains certain redemption features that expire upon certain agreed-upon project milestones being achieved. While not currently in effect, the redemption features are not solely in AES’ control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded it is probable that these projects will reach the specified milestones. Therefore, the noncontrolling ownership interests are not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. Desarrollos Renovables is reported in the Renewables SBU reportable segment.
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
In some cases, these agreements contain certain partnership rights, though not currently in effect, which may enable the tax equity investor to exit in the future. As a result, the noncontrolling ownership interest is considered temporary equity. Some of these tax equity partnership agreements have redemption features dependent upon the passage of time, therefore the noncontrolling ownership interests are probable of becoming redeemable. As of September 30, 2026 and 2025, the redemption value of the noncontrolling interest associated with one of the tax equity partnerships exceeded the carrying value; as such, an adjustment of $12 million and $7 million, respectively, was recorded to Redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheets to increase the carrying value to the redemption value. Certain other tax equity partnership agreements have redemption features that expire upon certain agreed-upon project milestones being achieved. The Company has concluded it is probable

31 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
that these projects will reach the specified milestones, therefore the noncontrolling ownership interests are not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.
During the nine months ended September 30, 2026 and 2025, AES Clean Energy, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to Redeemable stock of subsidiaries of $194 million and $152 million, respectively, net of transaction costs.
During the nine months ended September 30, 2026 and 2025, certain renewables development projects with redemption features were placed in service, resulting in the expiration of the redemption features. As a result, noncontrolling ownership interests of $3 million and $69 million, respectively, were reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Condensed Consolidated Balance Sheets. AES Clean Energy is reported in the Renewables SBU reportable segment.
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
As the agreement contains certain redemption features that may require future redemption of the Class B units and are not solely in AES’ control, the noncontrolling interest is considered temporary equity. The contractual target rate of return increases the redemption price on the Class B units and the annual distributions reduce the applicable redemption price. Annual dividends are subject to regulatory and the AGIC Companies Boards’ approval. Through March 31, 2045, the AGIC Companies Boards will approve distributions to the Class B Member to the extent that there is sufficient cash generated from operations each annual period. After March 31, 2045, all dividends are discretionary if the Class B units remain outstanding. It is probable that the AGIC Companies’ performance will generate sufficient cash to require distributions to be made to the Class B Member of an amount that would redeem the instrument after the call option period. Therefore, the noncontrolling interest is probable of becoming redeemable and the carrying value of the Class B units will be adjusted to equal the redemption value each reporting period. As of September 30, 2025, the redemption value of the noncontrolling ownership interest of $464 million exceeded the carrying value; as such, an adjustment of $10 million was recorded to Redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheets to increase the carrying value to the Class B units’ redemption value. As of September 30, 2026, the redemption value of the noncontrolling ownership interest of $456 million equaled the carrying value; as such, no adjustment to the carrying value was necessary. The AGIC Companies are reported in Corporate and Other.
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
AES Ohio — On April 4, 2025, DPL sold an indirect equity interest in AES Ohio of approximately 30% to Astrid Holdings LP, a wholly-owned subsidiary of La Caisse, for total proceeds of approximately $544 million, resulting in an increase to Redeemable stock of subsidiaries of $538 million, net of transaction costs. The Company also recognized an increase to additional paid-in capital and a reduction to retained earnings of $188 million for the excess of the fair value of the shares over the share of the net assets sold. The agreement contains certain redemption features that, while not currently in effect, are not solely in AES’ control. As a result, the noncontrolling ownership interest is considered temporary equity. The Company has concluded that the likelihood of an event that would allow La Caisse to redeem its interest under the terms of the shareholder agreement is not probable, but would require redemption at fair value. Therefore, as of September 30, 2026, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required. AES Ohio is reported in the Utilities SBU reportable segment.

32 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
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
During the nine months ended September 30, 2026 and 2025, AES Clean Energy Development and AES Renewable Holdings, through multiple transactions, sold noncontrolling interests in project companies to tax equity investors, resulting in increases to NCI of $68 million and $434 million, respectively. During the third quarter of 2025, AES Renewable Holdings completed buyouts of tax equity partners at Buffalo Gap I, Buffalo Gap II, and Buffalo Gap III, resulting in a decrease to NCI of $28 million and a decrease to additional paid-in capital of $42 million. AES Clean Energy Development and AES Renewable Holdings are reported in the Renewables SBU reportable segment.
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
Chile Renovables — In December 2023, Chile Renovables issued $275 million of preferred shares to Global Infrastructure Management, LLC (“GIP”), the proceeds of which are being used to fund the development of an additional pipeline of renewables projects. Under the terms of the operating agreement, GIP receives an escalating specified internal rate of return up until the point the projects reach commercial operations. As each project reaches commercial operations, the preferred shares convert to common stock and GIP may make additional contributions to maintain its 49% ownership interest. In February 2025, the Andes Solar 2a BESS project reached commercial operations. The preferred shares were converted to common stock and GIP made additional contributions of $14 million, resulting in an increase to NCI of $17 million and a decrease to additional paid-in capital of $3 million. In December 2025, Chile Renovables issued an additional $16 million of preferred shares to GIP, the proceeds of which were used to fund the development of the Bolero BESS project. In August 2026, the Bolero BESS project reached commercial operations. The preferred shares were converted to common stock and GIP made additional contributions of $54 million, resulting in an increase to NCI of $56 million and a decrease to additional paid-in capital

33 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
of $2 million. As the Company maintained control after these transactions, Chile Renovables continues to be consolidated by the Company within the Renewables SBU reportable segment.
The following table summarizes the net income (loss) attributable to The AES Corporation and all transfers (to) from noncontrolling interests for the periods indicated (in millions):

	Nine Months Ended September 30,
	2026	2025
Net income attributable to The AES Corporation	$1,466	$590
Transfers (to) from noncontrolling interest:
Increase (decrease) in The AES Corporation's paid-in capital for sale of subsidiary shares	(8)	180
Additional paid-in-capital transferred to redeemable stock of subsidiaries (1)	—	(188)
Decrease in The AES Corporation's paid-in capital for acquisition of subsidiary shares	(1)	(62)
Net transfers (to) from noncontrolling interest	(9)	(70)
Change from net income attributable to The AES Corporation and transfers (to) from noncontrolling interests	$1,457	$520
_____________________________
(1)See Note 11—Redeemable Stock of Subsidiaries for further information on increase in paid-in capital transferred to redeemable stock of subsidiaries.
Accumulated Other Comprehensive Loss — The following table summarizes the changes in AOCL by component, net of tax and NCI, for the nine months ended September 30, 2026 (in millions):

	Foreign currency translation adjustments, net	Change in fair value of derivatives, net	Pension adjustments, net	Change in fair value option liabilities, net	Total
Balance at the beginning of the period	$(1,168)	$483	$(16)	$3	$(698)
Other comprehensive income before reclassifications	17	435	—	—	452
Amount reclassified to earnings	—	(7)	—	(3)	(10)
Other comprehensive income	17	428	—	(3)	442
Reclassification from NCI due to share repurchases	—	1	—	—	1
Balance at the end of the period	$(1,151)	$912	$(16)	$—	$(255)
Reclassifications out of AOCL are presented in the following table. The Company’s accounting policy for releasing the income tax effects from AOCL occurs on a portfolio basis. Amounts for the periods indicated are in millions and those in parentheses indicate debits to the Condensed Consolidated Statements of Operations:

AOCL Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Change in fair value of derivatives, net
Non-regulated revenue	$(2)	$—	$3	$—
Non-regulated cost of sales	—	(4)	(4)	(2)
Interest expense	—	2	(2)	12
Foreign currency transaction losses	—	1	3	6
Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(2)	(1)	—	16
Income tax benefit	(1)	—	(3)	(12)
Net equity in earnings (losses) of affiliates	—	2	—	2
Net income (loss)	(3)	1	(3)	6
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	3	—	10	4
Net income (loss) attributable to The AES Corporation	—	1	7	10
Change in fair value option liabilities, net
Gain on disposal and sale of business interests	3	—	3	—
Net income (loss) attributable to The AES Corporation	3	—	3	—
Total reclassifications out of AOCL for the period, net of income tax and noncontrolling interests	$3	$1	$10	$10
Common Stock Dividends — The Parent Company paid dividends of $0.17595 per outstanding share to its common stockholders during the first, second, and third quarters of 2026 for dividends declared in December 2025, February 2026, and July 2026, respectively.
On October 8, 2026, the Board of Directors declared a quarterly common stock dividend of $0.17595 per share payable on November 13, 2026 to shareholders of record at the close of business on October 30, 2026.

34 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
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

35 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended September 30, 2026
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$1,104	$1,256	$1,536	$1	$3,897
Corporate and other					29
Eliminations					(54)
Total Revenue					$3,872
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	553	848	1,140	8
Other segment items (2)	55	112	74	13
Segment Adjusted EBITDA	$496	$296	$322	$(20)	$1,094
Reconciliation to income from continuing operations before taxes:
Corporate and other					(14)
Eliminations					10
Interest expense					(361)
Interest income					71
Depreciation, amortization, and accretion of AROs					(413)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					282
Income tax (expense) benefit, interest (expense) income, and depreciation, amortization, and accretion of AROs from equity affiliates					(36)
Interest income recognized under service concession arrangements					(13)
Unrealized derivatives, equity securities, and financial assets and liabilities losses					(14)
Unrealized foreign currency gains					8
Disposition/acquisition losses					(4)
Impairment losses					(69)
Loss on extinguishment of debt and troubled debt restructuring					(10)
Merger costs					(14)
Income from continuing operations before taxes					$517
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

36 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025

	Three Months Ended September 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$817	$1,105	$1,483	$—	$3,405
Corporate and other					32
Eliminations					(86)
Total Revenue					$3,351
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	458	775	1,110	3
Other segment items (2)	63	90	72	—
Segment Adjusted EBITDA	$296	$240	$301	$(3)	$834
Reconciliation to income from continuing operations before taxes:
Corporate and other					(10)
Eliminations					6
Interest expense					(348)
Interest income					76
Depreciation, amortization, and accretion of AROs					(365)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					238
Income tax (expense) benefit, interest (expense) income, and depreciation, amortization, and accretion of AROs from equity affiliates					(39)
Interest income recognized under service concession arrangements					(15)
Unrealized derivatives, equity securities, and financial assets and liabilities gains					20
Unrealized foreign currency losses					(2)
Disposition/acquisition losses					(5)
Impairment losses					(61)
Loss on extinguishment of debt and troubled debt restructuring					(1)
Income from continuing operations before taxes					$328
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

37 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025

	Nine Months Ended September 30, 2026
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$2,863	$3,410	$4,288	$1	$10,562
Corporate and other					97
Eliminations					(185)
Total Revenue					$10,474
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	1,531	2,338	3,236	14
Other segment items (2)	198	290	107	42
Segment Adjusted EBITDA	$1,134	$782	$945	$(55)	$2,806
Reconciliation to income from continuing operations before taxes:
Corporate and other					(16)
Eliminations					25
Interest expense					(1,082)
Interest income					201
Depreciation, amortization, and accretion of AROs					(1,280)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					713
Income tax (expense) benefit, interest (expense) income, and depreciation, amortization, and accretion of AROs from equity affiliates					(121)
Interest income recognized under service concession arrangements					(40)
Unrealized derivatives, equity securities, and financial assets and liabilities losses					(34)
Unrealized foreign currency gains					16
Disposition/acquisition gains					152
Impairment losses					(103)
Loss on extinguishment of debt and troubled debt restructuring					(30)
Merger costs					(41)
Income from continuing operations before taxes					$1,166
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

38 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025

	Nine Months Ended September 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Total
Revenue	$2,127	$3,068	$4,109	$—	$9,304
Corporate and other					111
Eliminations					(283)
Total Revenue					$9,132
Less:
Total cost of sales excluding depreciation, amortization, and accretion of AROs (1)	1,346	2,192	3,208	6
Other segment items (2)	84	217	92	39
Segment Adjusted EBITDA	$697	$659	$809	$(45)	$2,120
Reconciliation to income from continuing operations before taxes:
Corporate and other					(23)
Eliminations					5
Interest expense					(1,042)
Interest income					215
Depreciation, amortization, and accretion of AROs					(1,056)
Adjusted for:
Noncontrolling interests and redeemable stock of subsidiaries					625
Income tax (expense) benefit, interest (expense) income, and depreciation, amortization, and accretion of AROs from equity affiliates					(120)
Interest income recognized under service concession arrangements					(44)
Unrealized derivatives, equity securities, and financial assets and liabilities losses					(112)
Unrealized foreign currency gains					1
Disposition/acquisition losses					(172)
Impairment losses					(7)
Loss on extinguishment of debt and troubled debt restructuring					(13)
Restructuring costs					(88)
Income from continuing operations before taxes					$289
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

39 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
The Company uses long-lived assets as its measure of segment assets. Long-lived assets include amounts recorded in Property, plant, and equipment, net and right-of-use assets for operating leases recorded in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

Long-Lived Assets	September 30, 2026	December 31, 2025
Renewables SBU	$27,305	$23,945
Utilities SBU	10,341	9,464
Energy Infrastructure SBU	4,514	4,726
New Energy Technologies SBU	27	23
Corporate and Other	33	29
Long-Lived Assets	42,220	38,187
Current assets	6,713	6,502
Investments in and advances to affiliates	891	1,004
Debt service reserves and other deposits	124	89
Goodwill	342	342
Other intangible assets	2,021	2,040
Deferred income taxes	388	397
Loan receivable	690	755
Other noncurrent assets, excluding right-of-use assets for operating leases	2,658	2,452
Total Assets	$56,047	$51,768

Depreciation, Amortization, and Accretion of AROs	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Renewables SBU	$191	$146	$564	$413
Utilities SBU	137	133	410	388
Energy Infrastructure SBU	80	84	294	248
New Energy Technologies SBU	1	—	2	1
Corporate and Other	4	2	10	6
Total	$413	$365	$1,280	$1,056

Capital Expenditures	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Renewables SBU	$1,066	$1,416	$3,749	$3,472
Utilities SBU	408	369	1,123	861
Energy Infrastructure SBU	32	24	88	77
New Energy Technologies SBU	1	2	4	5
Corporate and Other	2	4	12	7
Total	$1,509	$1,815	$4,976	$4,422

Interest Income	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Renewables SBU	$30	$26	$79	$67
Utilities SBU	3	2	8	8
Energy Infrastructure SBU	34	39	103	121
New Energy Technologies SBU	—	2	—	6
Corporate and Other	4	7	11	13
Total	$71	$76	$201	$215

Interest Expense	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Renewables SBU	$127	$123	$392	$373
Utilities SBU	82	72	238	226
Energy Infrastructure SBU	62	71	187	221
New Energy Technologies SBU	—	—	—	—
Corporate and Other	90	82	265	222
Total	$361	$348	$1,082	$1,042

40 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025

Net Equity in Earnings (Losses) of Affiliates	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Renewables SBU	$10	$4	$(14)	$(11)
Utilities SBU	—	2	3	6
Energy Infrastructure SBU	10	1	19	8
New Energy Technologies SBU	(10)	(3)	(36)	(47)
Corporate and Other	2	(3)	(2)	(11)
Total	$12	$1	$(30)	$(55)
14. REVENUE
The following table presents our revenue from contracts with customers and other revenue for the periods indicated (in millions):

	Three Months Ended September 30, 2026
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$1,065	$33	$1,483	$—	$(25)	$2,556
Other non-regulated revenue (1)	39	—	53	1	—	93
Total non-regulated revenue	1,104	33	1,536	1	(25)	2,649
Regulated Revenue
Revenue from contracts with customers	—	1,215	—	—	—	1,215
Other regulated revenue	—	8	—	—	—	8
Total regulated revenue	—	1,223	—	—	—	1,223
Total revenue	$1,104	$1,256	$1,536	$1	$(25)	$3,872

	Three Months Ended September 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$756	$22	$1,312	$—	$(54)	$2,036
Other non-regulated revenue (1)	61	1	171	—	—	233
Total non-regulated revenue	817	23	1,483	—	(54)	2,269
Regulated Revenue
Revenue from contracts with customers	—	1,075	—	—	—	1,075
Other regulated revenue	—	7	—	—	—	7
Total regulated revenue	—	1,082	—	—	—	1,082
Total revenue	$817	$1,105	$1,483	$—	$(54)	$3,351

41 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025

	Nine Months Ended September 30, 2026
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$2,668	$77	$4,075	$—	$(88)	$6,732
Other non-regulated revenue (1)	195	1	213	1	—	410
Total non-regulated revenue	2,863	78	4,288	1	(88)	7,142
Regulated Revenue
Revenue from contracts with customers	—	3,307	—	—	—	3,307
Other regulated revenue	—	25	—	—	—	25
Total regulated revenue	—	3,332	—	—	—	3,332
Total revenue	$2,863	$3,410	$4,288	$1	$(88)	$10,474

	Nine Months Ended September 30, 2025
	Renewables SBU	Utilities SBU	Energy Infrastructure SBU	New Energy Technologies SBU	Corporate, Other and Eliminations	Total
Non-Regulated Revenue
Revenue from contracts with customers	$2,014	$65	$3,770	$—	$(172)	$5,677
Other non-regulated revenue (1)	113	3	339	—	—	455
Total non-regulated revenue	2,127	68	4,109	—	(172)	6,132
Regulated Revenue
Revenue from contracts with customers	—	2,978	—	—	—	2,978
Other regulated revenue	—	22	—	—	—	22
Total regulated revenue	—	3,000	—	—	—	3,000
Total revenue	$2,127	$3,068	$4,109	$—	$(172)	$9,132
_______________________________
(1)         Other non-regulated revenue primarily includes lease and derivative revenue not accounted for under ASC 606.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $200 million and $374 million as of September 30, 2026 and December 31, 2025, respectively.
During the nine months ended September 30, 2026 and 2025, we recognized revenue of $227 million and $22 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.
A significant financing arrangement exists for our Mong Duong plant in Vietnam. The plant was constructed under a BOT contract and sold to the Vietnamese government, while we remain the operator for the duration of the 25-year PPA. The performance obligation to construct the facility was substantially completed in 2015. Contract consideration related to the construction, but not yet collected through the 25-year PPA, was reflected on the Condensed Consolidated Balance Sheet. As of September 30, 2026 and December 31, 2025, the loan receivable balance was $781 million and $862 million, respectively. Of these amounts, $91 million and $107 million were classified in Other current assets, and $690 million and $755 million in Loan receivable on the Condensed Consolidated Balance Sheets, respectively.
Remaining Performance Obligations — The transaction price allocated to remaining performance obligations represents future revenue for unsatisfied (or partially unsatisfied) performance obligations at the end of the reporting period. As of September 30, 2026, the aggregate amount of transaction price allocated to remaining performance obligations was $195 million, primarily consisting of fixed consideration in development services contracts in the U.S., of which $79 million has been collected. We expect to recognize revenue of approximately $64 million in the remainder of 2026, $127 million in 2027, and the remainder thereafter.
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

42 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
remeasurement of contingent consideration, losses at commencement of sales-type leases, and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Other Income	Gain on remeasurement of contingent consideration (1)	$12	$1	$32	$25
	AFUDC (US Utilities)	4	1	9	2
	Dividend income on investments	1	1	5	4
	Gain on sale and disposal of assets	2	—	5	1
	Gain on write-off of contingent liabilities (2)	—	10	—	10
	Other income	2	6	10	15
	Total other income	$21	$19	$61	$57

Other Expense	Loss on commencement of sales-type leases (3)	$—	$13	$44	$221
	Loss on remeasurement of contingent consideration (1)	17	5	39	47
	Loss on sale and disposal of assets	6	6	11	14
	Legal contingencies and settlements	1	—	5	2
	Non-service pension and other postretirement costs	1	2	3	6
	Loss on remeasurement of investment (4)	—	—	—	48
	Other	—	—	8	35
	Total other expense	$25	$26	$110	$373
_______________________________
(1)    Related to certain remeasurements of contingent consideration, primarily on projects acquired at AES Clean Energy. See Note 3—Fair Value for further information about remeasurement to fair value.
(2)     For the period ended September 30, 2025, related to the write-off of contingent consideration for a renewables development project at AES Andes. See Note 16—Asset Impairment Expense for further information.
(3)    Related to losses recognized at commencement of sales-type leases at AES Clean Energy. See Note 10—Leases for further information.
(4)    For the period ended September 30, 2025, related to the remeasurement of our existing investment in 5B, accounted for using the measurement alternative. See Note 3—Fair Value for further information.
16. ASSET IMPAIRMENT EXPENSE
The following table presents our asset impairment expense (reversals) for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
AES Clean Energy Development Projects	$90	$15	$128	$132
Mong Duong	—	—	—	(226)
AES Andes Development Project	—	16	—	16
Other	1	—	5	4
Total	$91	$31	$133	$(74)
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
The Company recognized $128 million and $132 million of pre-tax asset impairment expense related to the write-off of projects that were determined to be no longer viable during the nine months ended September 30, 2026 and 2025, respectively. The $90 million of pre-tax impairment expense recorded during the three months ended September 30, 2026 was primarily related to a review of project budgets and the strategic evaluation of certain development-stage assets, resulting in the write-down of projects that no longer meet our investment criteria. Of the pre-tax impairment expense recorded during the nine months ended September 30, 2025, $51 million was related to right-sizing our development company as part of the restructuring program initiated in February 2025. See Note 21—Restructuring for further information. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
AES Andes Development Project — In September 2025, the Company determined that a renewables development project at AES Andes was no longer viable. The Company recognized pre-tax impairment expense of $16 million related to the write-off of intangible assets and capitalized development costs as the fair value of the

43 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
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
17. INCOME TAXES
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rates for the three and nine months ended September 30, 2026 were both (2)%. The effective tax rates for the three and nine months ended September 30, 2025 were (69)% and (12)%, respectively. The difference between the Company’s effective tax rates for the 2026 and 2025 periods and the U.S. statutory tax rate of 21% related primarily to foreign tax rate differentials, the impacts of foreign currency fluctuations at certain foreign subsidiaries, nondeductible expenses, valuation allowance, the impacts of U.S. investment tax credits (“ITCs”), and noncontrolling interest in our U.S. subsidiaries.
For the three and nine months ended September 30, 2026, the Company recognized discrete tax benefit of approximately $43 million due to release of valuation allowance at the Bolero BESS project. Further, for the three and nine months ended September 30, 2026, the Company recognized discrete tax expense of approximately $19 million and $56 million, respectively, resulting from allocations of losses to tax equity investors on renewables projects.
For the nine months ended September 30, 2026, the Company recognized approximately $42 million of discrete tax expense as a result of the public sale of the Fluence Class A shares. Additionally, the Company recognized discrete tax benefit of approximately $54 million associated with this Fluence sell-down transaction due to release of valuation allowance on U.S. capital losses. See Note 7—Investments in and Advances to Affiliates for additional information regarding the Fluence sell-down transaction. Further, for the nine months ended September 30, 2026, the Company recorded discrete tax benefit of approximately $20 million associated with the merger of Cochrane into AES Andes.
For the three and nine months ended September 30, 2025, the Company recognized discrete tax expense of approximately $39 million and $83 million, respectively, resulting from allocations of losses to tax equity investors on renewables projects.
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

44 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
As of September 30, 2026, the contribution of the remaining JK Projects has not been completed and they continue to be classified as held-for-sale but do not meet the criteria to be reported as discontinued operations. These projects are expected to be contributed to the trusts in late 2026 or early 2027. Since the fair value less costs to sell exceeded the carrying value of the disposal group, no impairment was recorded. On a consolidated basis, the carrying value of the remaining JK Projects held-for-sale as of September 30, 2026 was $12 million, consisting primarily of intangible assets. The JK Projects are reported in the Renewables SBU reportable segment.
Mong Duong — In November 2023, the Company entered into an agreement to sell its entire 51% ownership interest in Mong Duong 2, a coal-fired plant in Vietnam, and 51% equity interest in Mong Duong Finance Holdings B.V., an SPV accounted for as an equity affiliate (collectively "Mong Duong"). As a result, Mong Duong was classified as held-for-sale but did not meet the criteria to be reported as discontinued operations. The sale was subject to regulatory approval, and due to delays in closing the transaction and the pending expiration of the agreement, the Company determined the sale was no longer probable and that Mong Duong no longer met the held-for-sale criteria as of May 31, 2025. As a result, Mong Duong was classified as held and used as of September 30, 2026. The Company recorded an increase in the carrying value of the Mong Duong asset group primarily due to the derecognition of a $239 million valuation allowance on the loan receivable accounted for under ASC 310, which had been recognized in Asset impairment expense between December 31, 2023 and March 31, 2025 while Mong Duong was classified as held-for-sale. The agreement expired in November 2025 and the sale did not close. See Note 16—Asset Impairment Expense for further information. Mong Duong is reported in the Energy Infrastructure SBU reportable segment.
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
AES Clean Energy Solar Project Acquisitions — On April 4, 2025, the Company closed on the acquisition of 100% of the membership interests in Homer Solar Energy Center, LLC, Moraine Solar Energy Center, LLC, and Tracy Solar Energy Center, LLC, which hold early-stage development solar energy projects in New York, with a capacity of 303 MW. The total fair value of the consideration was $30 million, including contingent consideration of $8 million. The contingent consideration will be updated quarterly with any prospective changes in fair value recorded through earnings. The fair value of the consideration paid was attributed mainly to a project development

45 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
intangible asset. The transaction was accounted for as an asset acquisition of variable interest entities that did not meet the definition of a business. These projects are reported in the Renewables SBU reportable segment.
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
The following table is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and nine months ended September 30, 2026 and 2025, where income represents the numerator and weighted-average shares represent the denominator.

Three Months Ended September 30,	2026			2025
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$553	713	$0.77	$676	712	$0.95
Increase in redemption value of redeemable stock of subsidiaries	(9)	—	(0.01)	(5)	—	(0.01)
Income available to The AES Corporation common stockholders	$544	713	$0.76	$671	712	$0.94
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	—	—	2	—
DILUTED EARNINGS PER SHARE	$544	715	$0.76	$671	714	$0.94

Nine Months Ended September 30,	2026			2025
(in millions, except per share data)	Income	Shares	$ per Share	Income	Shares	$ per Share

BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$1,466	713	$2.05	$627	712	$0.88
Increase in redemption value of redeemable stock of subsidiaries	(9)	—	(0.01)	(15)	—	(0.02)
Income available to The AES Corporation common stockholders	$1,457	713	$2.04	$612	712	$0.86
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	—	—	2	—
DILUTED EARNINGS PER SHARE	$1,457	715	$2.04	$612	714	$0.86
Adjustments to Redemption Value — For the three and nine months ended September 30, 2026, income from continuing operations available to AES common stockholders included a $9 million adjustment related to the increase of the carrying value of redeemable stock of subsidiaries at AES Clean Energy Development.
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
Anti-Dilutive Securities — The calculation of diluted earnings per share excluded 3 million outstanding stock awards for both the three and nine months ended September 30, 2026 and 2 million outstanding stock awards for both three and nine months ended September 30, 2025, respectively, which would be anti-dilutive. These stock awards could potentially dilute basic earnings per share in the future.
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

46 | Notes to Condensed Consolidated Financial Statements | September 30, 2026 and 2025
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
As part of the quarterly diluted earnings per share calculation, AES evaluates whether (1) average cash basis quarterly net income in a given quarter exceeds the threshold or (2) aggregate distributions made to the investor for the related distribution period exceed such target distribution amount. If either condition is met, no Shortfall Stock will be included in the diluted earnings per share calculation. As of September 30, 2026, the average cash basis quarterly net income condition was met, and therefore, no shares are included in the calculation of diluted EPS.
21. RESTRUCTURING
In February 2025, the Company approved and initiated a restructuring program to streamline our organization given the significantly lower number of countries that we operate in. Additionally, we right-sized our development company to focus on executing on the backlog and pursuing larger but fewer projects to better serve our core customers. No restructuring charges were recognized during the nine months ended September 30, 2026. From inception, the cumulative amount of restructuring costs incurred to date as of September 30, 2026 was $54 million.
During the nine months ended September 30, 2025, pre-tax restructuring charges related to employee severance costs were $53 million, of which $39 million was classified within Cost of sales and $14 million was classified as General and administrative expenses on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2025, $20 million was recognized at the Energy Infrastructure SBU, $17 million at the Renewables SBU, $5 million at the Utilities SBU, $1 million at the New Energy Technologies SBU, and $10 million at Corporate and Other.
During the nine months ended September 30, 2025, AES Clean Energy Development also recognized $51 million of pre-tax asset impairment expense as a result of the restructuring program. See Note 16—Asset Impairment Expense for further information. AES Clean Energy Development is reported in the Renewables SBU reportable segment.
As of December 31, 2025, $5 million of pre-tax restructuring charges were reflected within Accrued and other liabilities on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2026, the Company made cash payments of $5 million. As of September 30, 2026, no pre-tax restructuring charges were reflected within Accrued and other liabilities on the Condensed Consolidated Balance Sheets.
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

47 | The AES Corporation | September 30, 2026 Form 10-Q
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

48 | The AES Corporation | September 30, 2026 Form 10-Q
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

49 | The AES Corporation | September 30, 2026 Form 10-Q
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
Proposed Merger
On March 1, 2026, The AES Corporation (the “Company” or “AES”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger. Parent is jointly controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. For further details on this proposed transaction, see Note 1—Financial Statement Presentation included in Item 1.—Financial Statements of this Form 10-Q.
Executive Summary
Compared with last year, third quarter net income increased $10 million, from $517 million to $527 million. This increase is the result of higher energy and capacity sales and prices in the spot market, higher retail rates and demand at our utilities, and the prior year impairment of the Uplight equity method investment and adjustments to the convertible notes; partially offset by lower income tax benefit, lower contract sales volume mainly due to the expiration of the Maritza PPA in Bulgaria, and higher impairment expense.
Adjusted EBITDA, a non-GAAP measure, increased $260 million, from $830 million to $1,090 million, driven by higher energy and capacity sales and prices in the spot market, and higher retail rates and demand at our utilities; partially offset by lower contract sales volume mainly due to the expiration of the Maritza PPA in Bulgaria.
Compared with last year, net income for the nine months ended September 30, 2026 increased $895 million, from $294 million to $1,189 million. This increase is the result of higher energy and capacity sales and prices in the spot market, higher contributions from development services in the U.S., higher retail rates and demand at our

50 | The AES Corporation | September 30, 2026 Form 10-Q
utilities, losses on commencement of sales-type leases recognized in the prior year at AES Clean Energy Development, a gain on sale of shares in Fluence, one-time costs in the prior year due to the Company’s restructuring program in February 2025, and the prior year impairment of the Uplight equity method investment and adjustments to the convertible notes; partially offset by the prior-year impact of derecognition of a valuation allowance on the loan receivable upon reclassifying Mong Duong from held-for-sale to held and used and lower contract sales volume and higher depreciation mainly due to the expiration of the Maritza PPA in Bulgaria.
Adjusted EBITDA, a non-GAAP measure, increased $713 million, from $2,102 million to $2,815 million for the nine months ended September 30, 2026, driven by higher energy and capacity sales and prices in the spot market, higher contributions from development services in the U.S., higher retail rates and demand at our utilities, and the increase in ownership of Cochrane; partially offset by lower contract sales volume mainly due to the expiration of the Maritza PPA in Bulgaria and the impact of the AES Ohio selldown in the prior year.

51 | The AES Corporation | September 30, 2026 Form 10-Q

Accelerating the future of energy, together.

Business Overview

158 Generation Facilities

34,808 Gross MW

6 Utility Companies

35,052 GWH [2]

Operating Margin
(in millions)
$2,314
$982
$1,629
$735
Q3 2026
Q3 2025
Net Income
(in millions)
$1,189
$527
$517
$294
Q3 2026
Q3 2025
Adjusted EBITDA (1)
(in millions)
$2,815
$1,090
$2,102
$830
Q3 2026
Q3 2025
Operating Cash Flow
(in millions)
$3,447
$1,200
$2,818
$1,297
Q3 2026
Q3 2025
QTD
YTD

Key events in 2026

Our PPA backlog, which consists of projects with signed contracts, but which are not yet operational, is 10.9 GW, including 4.7 GW under construction. Year-to-date, we:

- Completed the construction of 2.1 GW of renewables and 0.5 GW of natural gas; and
- Signed or were awarded new long-term PPAs for 1.1 GW.

Under construction

Energy Storage
25%
Wind
35%
4,684
MW
Solar
40%

Contracted renewable backlog not yet under construction

Energy Storage
15%
6,235
MW
Solar
60%
Wind
25%

(1) Non-GAAP measure. See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
(2) GWh sold in 2025.

52 | The AES Corporation | September 30, 2026 Form 10-Q
Review of Consolidated Results of Operations (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2026	2025	$ change	% change	2026	2025	$ change	% change
Revenue:
Renewables SBU	$1,104	$817	$287	35%	$2,863	$2,127	$736	35%
Utilities SBU	1,256	1,105	151	14%	3,410	3,068	342	11%
Energy Infrastructure SBU	1,536	1,483	53	4%	4,288	4,109	179	4%
New Energy Technologies SBU	1	—	1	NM	1	—	1	NM
Corporate and Other	29	32	(3)	-9%	97	111	(14)	-13%
Eliminations	(54)	(86)	32	37%	(185)	(283)	98	35%
Total Revenue	3,872	3,351	521	16%	10,474	9,132	1,342	15%
Operating Margin:
Renewables SBU	361	213	148	69%	771	371	400	NM
Utilities SBU	270	197	73	37%	661	488	173	35%
Energy Infrastructure SBU	316	288	28	10%	758	653	105	16%
New Energy Technologies SBU	(8)	(2)	(6)	NM	(14)	(6)	(8)	NM
Corporate and Other	54	61	(7)	-11%	183	203	(20)	-10%
Eliminations	(11)	(22)	11	50%	(45)	(80)	35	44%
Total Operating Margin	982	735	247	34%	2,314	1,629	685	42%
General and administrative expenses	(68)	(46)	(22)	48%	(185)	(172)	(13)	8%
Interest expense	(361)	(348)	(13)	4%	(1,082)	(1,042)	(40)	4%
Interest income	71	76	(5)	-7%	201	215	(14)	-7%
Loss on extinguishment of debt	(13)	(2)	(11)	NM	(27)	(15)	(12)	80%
Other expense	(25)	(26)	1	-4%	(110)	(373)	263	-71%
Other income	21	19	2	11%	61	57	4	7%
Gain on disposal and sale of business interests	3	1	2	NM	212	70	142	NM
Asset impairment reversals (expense)	(91)	(31)	(60)	NM	(133)	74	(207)	NM
Foreign currency transaction losses	(14)	(19)	5	-26%	(55)	(57)	2	-4%
Other non-operating expense	—	(32)	32	-100%	—	(42)	42	-100%
Income tax benefit	10	226	(216)	-96%	23	42	(19)	-45%
Net equity in earnings (losses) of affiliates	12	1	11	NM	(30)	(55)	25	-45%
INCOME FROM CONTINUING OPERATIONS	527	554	(27)	-5%	1,189	331	858	NM
Loss from disposal of discontinued businesses, net of $0 income tax for all periods	—	(37)	37	-100%	—	(37)	37	-100%
NET INCOME	527	517	10	2%	1,189	294	895	NM
Less: Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries	26	122	(96)	-79%	277	296	(19)	-6%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$553	$639	$(86)	-13%	$1,466	$590	$876	NM
Net cash provided by operating activities	$1,200	$1,297	$(97)	-7%	$3,447	$2,818	$629	22%
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

53 | The AES Corporation | September 30, 2026 Form 10-Q
Consolidated Revenue and Operating Margin
Three Months Ended September 30, 2026
Revenue
(in millions)
Consolidated Revenue — Revenue increased $521 million, or 16%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven by:
•$287 million at Renewables mainly driven by $182 million higher spot sales in Colombia, benefiting from elevated spot prices due to El Niño-related unfavorable hydrological conditions across the country and relatively favorable hydrology at the AES Chivor basin, $77 million positive impact due to the appreciation of the Colombian peso, $56 million due to new projects placed in service in the U.S. and Chile, $34 million due to development services in the U.S., and $21 million higher revenues under our retail supply agreements; partially offset by $61 million lower contracted and spot sales in Chile, and an $18 million unfavorable impact from energy derivatives in the U.S.;
•$151 million at Utilities mainly driven by $67 million due to higher retail demand mainly driven by weather, $48 million due to higher retail rates as a result of AES Ohio’s 2024 DRC Settlement in November 2025, and $43 million due to higher transmission and rider revenues; partially offset by a $13 million decrease in wholesale revenues at AES Indiana driven by lower load requirements and unit availability;
•$53 million at Energy Infrastructure mainly driven by $254 million higher energy and capacity sales and prices in the spot market mainly in Argentina, $14 million of higher spot sales in Mexico driven by the expiration of a PPA, and $11 million of higher LNG sales; partially offset by $146 million lower contract sales volume mainly driven by the expiration of the Maritza PPA in Bulgaria, $74 million of prior year net derivative gains as part of our commercial hedging strategy, and $9 million driven by lower availability; and
•$29 million at Corporate, Other and Eliminations mainly driven by lower eliminations of inter-segment revenue.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $247 million, or 34%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, mainly due to higher margins at the Renewables SBU driven by higher spot sales and prices in Colombia driven by El Niño, as well as higher energy and capacity sales and prices in the spot market at the Energy Infrastructure SBU and higher retail rates and demand in the Utilities SBU. The increase in operating margin was partially offset by lower contract sales

54 | The AES Corporation | September 30, 2026 Form 10-Q
volume mainly due to the expiration of the Maritza PPA in Bulgaria.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Nine Months Ended September 30, 2026
Revenue
(in millions)
Consolidated Revenue — Revenue increased $1,342 million, or 15%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven by:
•$736 million at Renewables mainly driven by $230 million higher spot sales in Colombia, benefiting from elevated spot prices due to El Niño-related unfavorable hydrological conditions across the country and relatively favorable hydrology at the AES Chivor basin and partially offset by lower spot prices in the first quarter, $160 million due to development services in the U.S., $146 million due to new projects placed in service in the U.S. and Chile, $116 million positive impact due to the appreciation of the Colombian peso, a $75 million favorable impact from energy derivatives in the U.S., and $60 million higher revenues under our retail supply agreements; partially offset by $59 million lower contracted and spot sales in Chile;
•$342 million at Utilities mainly driven by $132 million due to higher retail rates as a result of AES Ohio’s 2024 DRC Settlement in November 2025, $122 million due to higher transmission and rider revenues, and $88 million due to higher retail demand mainly driven by weather;
•$179 million at Energy Infrastructure mainly driven by $455 million higher energy and capacity sales and prices in the spot market mainly in Argentina, $75 million of higher spot sales in Mexico driven by the expiration of a PPA, and $72 million of higher LNG sales; partially offset by $347 million lower contract sales volume mainly driven by the expiration of the Maritza PPA in Bulgaria, $62 million of prior year net derivative gains as part of our commercial hedging strategy, and $15 million driven by lower availability; and
•$84 million at Corporate, Other and Eliminations mainly driven by lower eliminations of inter-segment revenue.
Operating Margin
(in millions)
Consolidated Operating Margin — Operating margin increased $685 million, or 42%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, mainly due to higher margins at the Renewables SBU driven by contributions from development services in the U.S. and higher spot

55 | The AES Corporation | September 30, 2026 Form 10-Q
sales and prices in Colombia driven by El Niño, as well as higher retail rates at AES Ohio at the Utilities SBU, and higher energy and capacity sales and prices in the spot market at the Energy Infrastructure SBU. The increase in operating margin was partially offset by lower contract sales volume mainly due to the expiration of the Maritza PPA in Bulgaria and higher depreciation.
See Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses increased $22 million, or 48%, to $68 million for the three months ended September 30, 2026, compared to $46 million for the three months ended September 30, 2025, primarily due to $12 million of costs related to the Merger, $4 million increase primarily due to changes in the allocation of certain executive costs between Corporate general and administrative expenses and the Company’s segments under cost of sales following changes in the leadership structure, and a $3 million increase in business development costs.
General and administrative expenses increased $13 million, or 8%, to $185 million for the nine months ended September 30, 2026, compared to $172 million for the nine months ended September 30, 2025, primarily due to $35 million of costs related to the Merger and $4 million increase primarily due to changes in the allocation of certain executive costs between Corporate general and administrative expenses and the Company’s segments under cost of sales following changes in the leadership structure; partially offset by a $12 million decrease in business development costs and $9 million decrease in one-time costs, all driven by the Company's restructuring program in February 2025, as well as $5 million lower professional fees.
Interest expense
Interest expense increased $13 million, or 4%, to $361 million for the three months ended September 30, 2026, compared to $348 million for the three months ended September 30, 2025. This increase is primarily due to higher interest expense at the Parent Company due to a higher weighted average interest rate and debt balance, and higher debt balances at the Utilities SBU; partially offset by lower debt balances at the Energy Infrastructure SBU.
Interest expense increased $40 million, or 4%, to $1,082 million for the nine months ended September 30, 2026, compared to $1,042 million for the nine months ended September 30, 2025. This increase is primarily due to higher interest expense at the Parent Company due to a higher weighted average interest rate and debt balance as well as the impact of a prior year realized gain on a de-designated interest rate swap, lower capitalized interest at the Renewables SBU due to fewer projects under construction, and lower capitalized interest at the Utilities SBU due to a decrease in the allowance for borrowed funds used during construction; partially offset by lower debt balances at the Energy Infrastructure SBU.
Loss on extinguishment of debt
Loss on extinguishment of debt increased $11 million to $13 million for the three months ended September 30, 2026, compared to $2 million for the three months ended September 30, 2025. This increase is primarily driven by prepayment of debt at AES Clean Energy.
Loss on extinguishment of debt increased $12 million, or 80%, to $27 million for the nine months ended September 30, 2026, compared to $15 million for the nine months ended September 30, 2025, primarily due to the driver above.
See Note 8—Obligations included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other expense
Other expense decreased $1 million, or 4%, to $25 million for the three months ended September 30, 2026, compared to $26 million for the three months ended September 30, 2025, primarily driven by $13 million of prior year losses on commencement of sales-type leases at AES Clean Energy, offset by a $12 million increase in losses on remeasurement of contingent consideration.
Other expense decreased $263 million, or 71%, to $110 million for the nine months ended September 30, 2026, compared to $373 million for the nine months ended September 30, 2025, primarily driven by a $177 million decrease in losses on commencement of sales-type leases at AES Clean Energy, a prior year $48 million loss on

56 | The AES Corporation | September 30, 2026 Form 10-Q
remeasurement of our investment in 5B, accounted for using the measurement alternative, and an $8 million decrease in losses on remeasurement of contingent consideration.
See Note 15—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain on disposal and sale of business interests
Gain on disposal and sale of business interests increased $142 million to $212 million for the nine months ended September 30, 2026, compared to $70 million for the nine months ended September 30, 2025 mainly due to a $186 million gain on sale of shares of Fluence and a $24 million gain resulting from the contribution of two of the JK Projects to a trust; partially offset by a $70 million gain on the selldown of Dominican Republic Renewables in the prior year.
See Note 7—Investments in and Advances to Affiliates and Note 18—Held-for-Sale and Dispositions for further information.
Asset impairment reversals (expense)
Asset impairment expense increased $60 million to $91 million for the three months ended September 30, 2026, compared to $31 million for the three months ended September 30, 2025. This increase was driven by higher impairment expense of $75 million at AES Clean Energy Development primarily related to a review of project budgets and the strategic evaluation of certain development-stage assets, resulting in the writedown of projects that no longer meet our investment criteria; partially offset by prior year impairment expense of $16 million at AES Andes due to the write-off of project development intangibles and capitalized development costs for projects that were determined to be no longer viable.
Asset impairment expense increased $207 million to $133 million for the nine months ended September 30, 2026, compared to a $74 million reversal for the nine months ended September 30, 2025. This increase was primarily the result of a $243 million increase in the carrying value of Mong Duong asset group in the prior year due to the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 and the elimination of net estimated costs to sell upon reclassifying Mong Duong from held-for-sale to held and used. This was partially offset by lower impairment expense of $16 million and $4 million at AES Andes and AES Clean Energy Development, respectively, due to the write-off of project development intangibles and capitalized development costs for projects that were determined to be no longer viable.
See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Argentina	$(7)	$(16)	$(26)	$(26)
Chile	1	(8)	(22)	(27)
Corporate	—	3	4	(9)
Other	(8)	2	(11)	5
Total (1)	$(14)	$(19)	$(55)	$(57)
___________________________________________
(1)Includes losses of $10 million and $8 million on foreign currency derivative contracts for the three months ended September 30, 2026 and 2025, respectively, and losses of $55 million and $22 million on foreign currency derivative contracts for the nine months ended September 30, 2026 and 2025, respectively.
The Company recognized net foreign currency transaction losses of $14 million for the three months ended September 30, 2026, primarily driven by unrealized foreign currency derivative losses in Argentina and unrealized losses due to the depreciation of the Argentine peso.
The Company recognized net foreign currency transaction losses of $55 million for the nine months ended September 30, 2026, primarily driven by unrealized foreign currency derivative losses in Argentina, unrealized losses in Chile due to the appreciation of the Colombian peso, which negatively impacted foreign currency forwards, and higher realized foreign currency losses related to settled forward contracts in Chile.
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

57 | The AES Corporation | September 30, 2026 Form 10-Q
The Company recognized net foreign currency transaction losses of $57 million for the nine months ended September 30, 2025, primarily driven by unrealized losses due to the depreciation of the Argentine peso and net unrealized losses in Chile due to the appreciation of the Colombian peso, which negatively impacted foreign currency forwards, and the appreciation of the Chilean peso.
Other non-operating expense
There were no other non-operating expenses during the three and nine months ended September 30, 2026.
Other non-operating expense was $32 million for the three months ended September 30, 2025 due to an impairment of the Uplight equity method investment and adjustments to the convertible notes and related embedded derivative feature included within the convertible notes for Uplight as a result of observable market factors.
Other non-operating expense was $42 million for the nine months ended September 30, 2025 due to the $32 million impact from Uplight mentioned above and a $10 million other-than-temporary impairment of convertible notes at 5B as a result of an observable price change from a transaction between 5B and a third-party.
Income tax benefit
Income tax benefit decreased $216 million, or 96%, to $10 million for the three months ended September 30, 2026, compared to $226 million for the three months ended September 30, 2025. The Company’s effective tax rates were (2)% and (69)% for the three months ended September 30, 2026 and 2025, respectively. Both the current and prior year effective tax rates were impacted by the benefits associated with U.S. investment tax credits (“ITCs”), partially offset by tax expense resulting from allocations of losses to tax equity investors on renewables projects. The current quarter rate was further impacted by the benefit associated with the release of valuation allowance at the Bolero BESS project.
Income tax benefit decreased $19 million, or 45%, to $23 million for the nine months ended September 30, 2026, compared to $42 million for the nine months ended September 30, 2025. The Company’s effective tax rates were (2)% and (12)% for the nine months ended September 30, 2026 and 2025, respectively. The 2026 effective tax rate was impacted by the benefits associated with ITCs and the Bolero BESS project valuation allowance release, partially offset by tax expense resulting from allocations of losses to tax equity investors on renewables projects.
The 2025 effective tax rate was largely impacted by the benefits associated with ITCs and the prior year reclassification of Mong Duong from held-for-sale to held and used, partially offset by tax expense resulting from allocations of losses to tax equity investors on renewables projects.
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
Net equity in earnings (losses) of affiliates
Net equity in earnings of affiliates increased $11 million to $12 million for the three months ended September 30, 2026, compared to $1 million for the three months ended September 30, 2025. This increase was primarily driven by higher earnings from Gatun of $7 million due to higher generation and lower losses from Uplight of $5 million after equity method accounting was suspended in the fourth quarter of 2025, partially offset by higher losses from Fluence of $7 million driven by liquidated damages incurred due to project delays, increased costs related to the deployment of newer solution offerings, and an increase in battery prices.
Net equity in losses of affiliates decreased $25 million, or 45%, to $30 million for the nine months ended September 30, 2026, compared to $55 million for the nine months ended September 30, 2025. This decrease was primarily driven by lower losses from Uplight of $21 million after equity method accounting was suspended in the fourth quarter of 2025 and $8 million from sPower due to contributions from new projects that came online.
See Note 7—Investments in and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Loss from disposal of discontinued businesses
There were no losses from disposal of discontinued businesses during the three and nine months ended September 30, 2026.
Net loss from disposal of discontinued businesses was $37 million for the three and nine months ended September 30, 2025, related to alleged damages plus interest, as well as potential future damages, under a dispute

58 | The AES Corporation | September 30, 2026 Form 10-Q
related to representations and warranties in the 2016 share purchase agreement for Sul.
See Note 22—Discontinued Operations included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $96 million, or 79%, to $26 million for the three months ended September 30, 2026, compared to $122 million for the three months ended September 30, 2025. This decrease in net losses was primarily due to:
•Lower losses of $68 million at AES Clean Energy Development and AES Renewable Holdings primarily attributable to lower allocation of losses to tax equity investors on projects placed in service; and
•Higher income of $23 million at Chile Renovables driven by the recognition of a deferred tax benefit due to reversal of valuation allowance.
These drivers were partially offset by:
•Higher losses of $15 million at AES Indiana primarily related to higher allocation of losses to tax equity investors for the Petersburg Energy Center.
Net loss attributable to noncontrolling interests and redeemable stock of subsidiaries decreased $19 million, or 6%, to $277 million for the nine months ended September 30, 2026, compared to $296 million for the nine months ended September 30, 2025. This decrease in net losses was primarily due to:
•Lower losses of $118 million at AES Renewable Holdings primarily due to lower allocation of losses to tax equity investors on projects placed in service;
•Higher income of $22 million and $11 million due to the prior-year selldowns of AES Ohio and AGIC, respectively;
•Higher income of $23 million at Chile Renovables driven by the recognition of a deferred tax benefit due to reversal of valuation allowance; and
•Higher income of $15 million at Merida due to higher spot sales.
These drivers were partially offset by:
•Lower income of $112 million at Mong Duong primarily due to the prior-year derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 upon reclassifying Mong Duong from held-for-sale to held and used;
•Higher losses of $15 million at AES Clean Energy Development primarily attributable to higher allocation of losses to tax equity investors on projects placed in service, partially offset by gains allocated to noncontrolling interest holders;
•Lower equity earnings of $15 million at Gatun primarily related to debt extinguishment costs; and
•Lower income of $14 million due to the acquisition of the remaining shares of Cochrane.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $86 million, or 13%, to $553 million for the three months ended September 30, 2026, compared to $639 million for the three months ended September 30, 2025. This decrease was primarily due to:
•Lower income tax benefit of $232 million due to a higher effective tax rate;
•Higher impairment expense at AES Clean Energy Development of $57 million partially offset by prior-year impairment expense of $16 million at AES Andes due to the write-off of project development intangibles and capitalized development costs for projects that were determined to be no longer viable; and
•Lower contributions from renewables projects placed in service of $40 million.
These drivers were partially offset by:
•Higher margins from the Renewables SBU of $143 million primarily due to higher spot sales in Colombia, benefiting from elevated spot prices due to El Niño-related below-average hydrological conditions across the country and relatively favorable hydrology at the AES Chivor basin, appreciation of the Colombian peso,

59 | The AES Corporation | September 30, 2026 Form 10-Q
and contributions from development services in the U.S.; partially offset by higher depreciation and an unfavorable impact from energy derivatives in the U.S.;
•Higher margins from the Utilities SBU of $53 million primarily due to higher retail rates as a result of AES Ohio’s 2024 DRC Settlement, net of certain riders now incorporated into base rates;
•Higher other non-operating expense of $32 million in the prior year due to an impairment of the Uplight equity method investment and adjustments to the convertible notes; and
•Higher margins from the Energy Infrastructure SBU of $11 million primarily due to higher energy and capacity sales and prices in the spot market and higher margin from LNG transactions, partially offset by lower contract sales volume due to the expiration of the Maritza PPA in Bulgaria, net derivative gains in the prior year, and lower availability.
Net income attributable to The AES Corporation increased $876 million to $1,466 million for the nine months ended September 30, 2026, compared to $590 million for the nine months ended September 30, 2025. This increase was primarily due to:
•Higher margins from the Renewables SBU of $323 million, excluding one-time restructuring costs in the prior year, primarily due to increases from development services in the U.S., higher spot sales in Colombia, benefiting from elevated spot prices due to El Niño-related below-average hydrological conditions across the country and relatively favorable hydrology at the AES Chivor basin, a favorable impact from energy derivatives in the U.S, and appreciation of the Colombian peso; partially offset by higher depreciation;
•Lower other expense of $213 million primarily due to lower losses on commencement of sales-type leases and a prior-year loss on remeasurement of our investment in 5B, accounted for using the measurement alternative;
•Higher gain on disposal and sale of business interests of $166 million due to a gain on sale of shares in Fluence and the contribution of JK1 and JK2 to a trust, partially offset by a prior-year gain on the sell-down of Dominican Republic Renewables;
•Higher margins from the Utilities SBU of $114 million, excluding one-time restructuring costs in the prior year, primarily due to AES Ohio’s 2024 DRC Settlement, net of certain riders now incorporated into base rates, and higher recovery of costs primarily associated with transmission, distribution, and renewable projects, and higher demand due to the impact of weather in El Salvador; partially offset by higher property taxes;
•Higher margins from the Energy Infrastructure SBU of $86 million, excluding one-time restructuring costs in the prior year, primarily due to higher energy and capacity sales and prices in the spot market, and higher LNG sales, partially offset by lower contract sales volume mainly due to the expiration of the Maritza PPA in Bulgaria, higher depreciation at Maritza due to the useful life reassessment in the prior year, lower availability, and lower net derivative gains;
•Higher contributions from renewables projects placed in service of $73 million;
•One-time restructuring costs of $50 million in the prior year;
•Higher other non-operating expense of $42 million in the prior year primarily due to an impairment of the Uplight equity method investment and adjustments to the convertible notes; and
•Lower net equity in losses of affiliates of $25 million primarily related to the suspension of equity method accounting at Uplight in the fourth quarter of 2025.
These drivers were partially offset by:
•Prior-year $127 million increase in the carrying value of the Mong Duong asset group primarily due to the derecognition of a valuation allowance on the loan receivable accounted for under ASC 310 upon reclassifying Mong Duong from held-for-sale to held and used; and
•Lower income tax benefit of $25 million due to a higher effective tax rate.
SBU Performance Analysis
Non-GAAP Measures
EBITDA, Adjusted EBITDA, and Adjusted PTC are non-GAAP supplemental measures that are used by

60 | The AES Corporation | September 30, 2026 Form 10-Q
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

61 | The AES Corporation | September 30, 2026 Form 10-Q
EBITDA and Adjusted EBITDA should not be construed as alternatives to Net income, which is determined in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted EBITDA (in millions)	2026	2025	2026	2025
Net income	$527	$517	$1,189	$294
Income tax benefit	(10)	(226)	(23)	(42)
Interest expense	361	348	1,082	1,042
Interest income	(71)	(76)	(201)	(215)
Depreciation, amortization, and accretion of AROs	413	365	1,280	1,056
EBITDA	$1,220	$928	$3,327	$2,135
Less: Loss from disposal of discontinued businesses	—	37	—	37
Less: Adjustment for noncontrolling interests and redeemable stock of subsidiaries (1)	(282)	(238)	(713)	(625)
Less: Income tax expense (benefit), interest expense (income) and depreciation, amortization, and accretion of AROs from equity affiliates	36	39	121	120
Interest income recognized under service concession arrangements	13	15	40	44
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	14	(20)	34	112
Unrealized foreign currency losses (gains)	(8)	2	(16)	(1)
Disposition/acquisition losses (gains)	4	5	(152)	172
Impairment losses	69	61	103	7
Loss on extinguishment of debt and troubled debt restructuring	10	1	30	13
Restructuring costs	—	—	—	88
Merger costs	14	—	41	—
Adjusted EBITDA (1)	$1,090	$830	$2,815	$2,102
______________________________
(1)        The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA. NCI also excludes amounts allocated to preferred shareholders during the construction phase before a project becomes operational, as this is akin to a financing arrangement.

62 | The AES Corporation | September 30, 2026 Form 10-Q
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

63 | The AES Corporation | September 30, 2026 Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted PTC (in millions)	2026	2025	2026	2025
Income from continuing operations, net of tax, attributable to The AES Corporation	$553	$676	$1,466	$627
Income tax benefit from continuing operations attributable to The AES Corporation	(21)	(253)	(84)	(109)
Pre-tax contribution	532	423	1,382	518
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains)	2	(20)	22	108
Unrealized foreign currency losses (gains)	(8)	2	(16)	(1)
Disposition/acquisition losses (gains)	4	5	(152)	172
Impairment losses	69	61	103	7
Loss on extinguishment of debt and troubled debt restructuring	11	4	36	20
Restructuring costs	—	—	—	88
Merger costs	14	—	41	—
Adjusted PTC	$624	$475	$1,416	$912

64 | The AES Corporation | September 30, 2026 Form 10-Q
Renewables SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating Margin	$361	$213	$148	69%	$771	$371	$400	NM
Adjusted EBITDA (1)	496	296	200	68%	1,134	697	437	63%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended September 30, 2026 increased $148 million, primarily driven by $100 million from higher net spot sales in Colombia, benefiting from elevated spot prices due to El Niño-related unfavorable hydrological conditions across the country and relatively favorable hydrology at the AES Chivor basin, $39 million positive impact due to the appreciation of the Colombian peso, and $28 million due to development services in the U.S.; partially offset by a $20 million increase in fixed costs primarily due to higher depreciation and a $20 million unfavorable impact from energy derivatives in the U.S.
Adjusted EBITDA for the three months ended September 30, 2026 increased $200 million, primarily due to the drivers above, adjusted for NCI, unrealized derivatives, and depreciation and amortization.
Operating Margin for the nine months ended September 30, 2026 increased $400 million, primarily driven by $151 million due to development services in the U.S., $128 million from higher net spot sales in Colombia, benefiting from elevated spot prices due to El Niño-related unfavorable hydrological conditions across the country and relatively favorable hydrology at the AES Chivor basin, a $72 million favorable impact from energy derivatives in the U.S., $54 million positive impact due to the appreciation of the Colombian peso, and $17 million due to one-time restructuring costs incurred in the prior year; partially offset by a $56 million increase in fixed costs primarily due to higher depreciation.
Adjusted EBITDA for the nine months ended September 30, 2026 increased $437 million, primarily due to the drivers above, adjusted for NCI, unrealized derivatives, restructuring costs, and depreciation and amortization.
Utilities SBU
The following table summarizes Operating Margin, Adjusted EBITDA, and Adjusted PTC (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating Margin	$270	$197	$73	37%	$661	$488	$173	35%
Adjusted EBITDA (1)	296	240	56	23%	782	659	123	19%
Adjusted PTC (1) (2)	162	98	64	65%	407	276	131	47%
____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
(2)    Adjusted PTC remains a key metric used by management for analyzing our businesses in the utilities industry.
Operating Margin for the three months ended September 30, 2026 increased $73 million, primarily driven by $42 million due to higher retail rates as a result of AES Ohio’s 2024 DRC Settlement implemented in November 2025, net of certain riders now incorporated into base rates, and a $26 million increase from higher demand, primarily due to the impact of weather.
Adjusted EBITDA for the three months ended September 30, 2026 increased $56 million, primarily due to the drivers above and adjusted for NCI.
Adjusted PTC for the three months ended September 30, 2026 increased $64 million due to the drivers above and $16 million from realized tax attributes primarily related to the Petersburg Energy Center project in the current year.
Operating Margin for the nine months ended September 30, 2026 increased $173 million, primarily driven by $109 million due to higher retail rates as a result of AES Ohio’s 2024 DRC Settlement implemented in November 2025, net of certain riders now incorporated into base rates, a $56 million net increase from higher recovery of costs primarily associated with transmission, distribution, and renewable projects, and a $34 million increase from higher demand, primarily due to the impact of weather in El Salvador. These increases were partially offset by a $17 million increase in fixed costs, primarily driven by higher property taxes due to higher assessed values.

65 | The AES Corporation | September 30, 2026 Form 10-Q
Adjusted EBITDA for the nine months ended September 30, 2026 increased $123 million, primarily due to the drivers above and adjusted for NCI, including the impact of the AES Ohio selldown in the second quarter of 2025.
Adjusted PTC for the nine months ended September 30, 2026 increased $131 million, primarily due to the drivers above.
Energy Infrastructure SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating Margin	$316	$288	$28	10%	$758	$653	$105	16%
Adjusted EBITDA (1)	322	301	21	7%	945	809	136	17%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended September 30, 2026 increased $28 million, primarily driven by $137 million higher energy and capacity sales and prices in the spot market, and $32 million higher margin from LNG transactions; partially offset by $78 million lower contract sales volume mainly due to the expiration of the Maritza PPA in Bulgaria, $50 million of net derivative gains in the prior year, and $14 million driven by lower availability.
Adjusted EBITDA for the three months ended September 30, 2026 increased $21 million, primarily due to the drivers above, adjusted for NCI and unrealized derivatives.
Operating Margin for the nine months ended September 30, 2026 increased $105 million, primarily driven by $265 million higher energy and capacity sales and prices in the spot market, $41 million higher margin from LNG transactions, and $20 million lower fixed costs mainly due to the 2025 restructuring; partially offset by $143 million driven by lower contract sales volume mainly due to the expiration of the Maritza PPA in Bulgaria, $32 million of higher depreciation in Maritza due to the useful life reassessment in the prior year, $28 million driven by lower availability, and $17 million due to lower net derivative gains.
Adjusted EBITDA for the nine months ended September 30, 2026 increased $136 million, primarily due to the drivers above, adjusted for unrealized derivatives and restructuring costs, as well as higher depreciation at Maritza due to the useful life reassessment in the prior year, the increase in ownership of Cochrane, and higher equity earnings mainly at Gatun, excluding debt extinguishment costs.
New Energy Technologies SBU
The following table summarizes Operating Margin and Adjusted EBITDA (in millions) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating Margin	$(8)	$(2)	$(6)	NM	$(14)	$(6)	$(8)	NM
Adjusted EBITDA (1)	(20)	(3)	(17)	NM	(55)	(45)	(10)	-22%
_____________________________
(1)    A non-GAAP financial measure. See SBU Performance Analysis—Non-GAAP Measures for definition.
Operating Margin for the three months ended September 30, 2026 decreased $6 million, primarily due to $5 million higher professional services fees related to Maximo.
Adjusted EBITDA for the three months ended September 30, 2026 decreased $17 million, primarily due to the driver above and $13 million higher losses from Fluence mostly driven by liquidated damages incurred due to project delays, increased costs related to the deployment of newer solution offerings, and an increase in battery prices.
Operating Margin for the nine months ended September 30, 2026 decreased $8 million, primarily due to $5 million higher professional services fees and $2 million increased people costs related to Maximo.
Adjusted EBITDA for the nine months ended September 30, 2026 decreased $10 million, primarily due to the drivers above and $12 million higher losses from Fluence mostly driven by liquidated damages incurred due to project delays, increased costs related to the deployment of newer solution offerings, and an increase in battery prices; partially offset by lower losses from Uplight of $8 million after equity method accounting was suspended in the fourth quarter of 2025.

66 | The AES Corporation | September 30, 2026 Form 10-Q
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
In 2024, Commerce and the U.S. International Trade Commission (“ITC”) initiated new AD/CVD investigations on solar cells and panels imported from Southeast Asia. On April 18, 2025, Commerce rendered final affirmative determinations and AD/CVD rates with respect to all four countries. On June 13, 2025, the ITC issued its determination that imports from Malaysia and Vietnam have injured the U.S. industry and that imports from Cambodia and Thailand threaten injury. Commerce then issued orders on June 24, 2025, implementing the AD/CVD rates, which are subject to annual review by Commerce. There is ongoing litigation about these and related matters in the U.S. Court of International Trade ("CIT"). We do not expect these AD/CVD orders will have a negative impact on our business.
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
The Trump Administration has threatened or imposed tariffs on a wide range of countries and products. On February 10, 2025, President Trump signed Executive Orders modifying existing tariffs under Section 232 of the Trade Expansion Act of 1962 ("Section 232") on steel and aluminum imports to expand their scope and impose 25% tariffs on both products. The President raised these rates to 50% effective June 4, 2025. Starting in August 2025, the President imposed Section 232 tariffs on imported copper products and copper-intensive derivative products. In April 2026, the President issued a new Proclamation applying a tariff rate of 50% on articles wholly of steel, aluminum, or copper, and a rate of 25% on derivative products substantially made of those metals, in each case assessed on the full customs value of the imported article. In June 2026, the President further adjusted these tariff regimes. At this time, we do not expect that the modifications to tariffs on steel, aluminum, and copper will have a material impact on our business.
On February 1, 2025, President Trump issued an Executive Order declaring a national emergency under the International Emergency Economic Powers Act (“IEEPA”) with respect to U.S. importation of fentanyl and imposing tariffs on Mexico, Canada, and China. On April 2, 2025, the President issued an Executive Order pursuant to IEEPA imposing reciprocal tariffs on almost all goods imported into the U.S. In February 2026, on review of lower court decisions declaring the tariffs unlawful, the Supreme Court issued a decision holding that IEEPA does not authorize tariffs. The President then issued new 10% tariffs on almost all trading partners under Section 122 of the Trade Act

67 | The AES Corporation | September 30, 2026 Form 10-Q
of 1974, which expired on July 24, 2026. The Section 122 tariffs are currently under review by the Federal Circuit, following a May 2026 ruling from the CIT finding them to be unlawful. There has been no material impact on the Company from these Section 122 tariffs.
In March 2026, the Office of the U.S. Trade Representative (“USTR”) initiated investigations under Section 301 concerning possible persistent trade surpluses and unused capacity with respect to China, the EU, South Korea, and certain other major trading partners. These investigations are ongoing. In March 2026, the USTR also initiated Section 301 investigations on 60 countries regarding potential failures to take action on forced labor. Effective July 24, 2026, the USTR imposed tariffs ranging from 10% to 12.5% stemming from the investigations concerning forced labor. USTR’s decision is pending on potential tariffs due to alleged trade surpluses and unused capacity. The impact of these new and potential Section 301 tariffs on the Company is uncertain.
In July 2025, Commerce initiated a Section 232 investigation to determine the effects on national security of imports of polysilicon and its derivatives. In August 2026, the President issued a proclamation finding that these imports impair U.S. national security. Effective December 4, 2026, the U.S. Government will implement a minimum import price for polysilicon, wafers and ingots, solar cells, and solar modules, and will impose a 15% tariff on polysilicon and derivative products, including solar cells and modules. Commerce has also implemented an import ban on certain U.S. importers of these products. The impact of these new Section 232 actions on the Company is uncertain.
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
In August 2026, the President issued an Executive Order under IEEPA that, among other things, prohibits the acquisition, importation, or installation of bulk-power system electric equipment (including but not limited to inverters and battery energy storage systems) (“BPSEE”) that is designed, manufactured, or supplied by a Covered Foreign Entity and that poses an undue risk of subversion or disruption of the bulk-power system in the U.S. The Executive Order directs the Secretary of Energy to determine what BPSEE is prohibited from importation into the U.S. after the date of the Executive Order and authorizes the Secretary to determine whether any previously installed BPSEE should be subject to conditions on continued use. The Secretary has not made any such determinations to date, and the impact of this new Executive Order on the Company is uncertain.
We expect the tariffs on imports from China and other countries will increase overall costs for materials and parts that are imported to build and maintain renewable energy plants for the U.S. industry. However, AES has already shifted its supply chain outside of China for the vast majority of final products used to build and maintain renewable energy plants in the U.S. We expect limited impact to projects scheduled to become operational in 2026 through 2027 due to the announced tariffs on China and other countries.
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

68 | The AES Corporation | September 30, 2026 Form 10-Q
have accelerated imports into the U.S. and increased our contracting for U.S. domestically manufactured solar panels, batteries, wind turbines, trackers, and other equipment, significantly mitigating the potential impacts from reciprocal tariffs or other tariffs.
For our U.S backlog of solar projects scheduled to finish construction and become operational in 2026 or 2027, we have contracted for most of our panel supply needs, with the majority of such panels being manufactured in the U.S. and most of the remaining panels having already been imported into the U.S. These remaining imports are expected to be largely insulated from AD/CVD measures and the announced Section 232 measures through contractual protections with the relevant manufacturers, which are the importers of record and retain the associated import obligations and risks.
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
El Niño Impacts and Operational Sensitivity to Dry Hydrological Conditions — On July 9, 2026, the National Oceanic and Atmospheric Administration (“NOAA”) declared an El Niño advisory. There is a forecast consensus across agencies, including the International Research Institute for Climate and Society (“IRI”) along with the NOAA, for strong-to-record-setting El Niño conditions in late 2026 into 2027. These conditions have traditionally led to strong weather impacts across the AES markets.
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
In Panama, while the first quarter 2026 system inflows supported the Bayano and Fortuna reservoirs remaining at above-average levels, the second and third quarters were much drier, leading to lower than average reservoir levels. That said, the presence of the Gatun combined cycle gas power plant has reduced price and volatility, due to the displacement of other thermal generation.
In Colombia, the first half of the year was slightly wetter than average, but the third quarter has been dry. In general, El Niño conditions in Colombia are characterized by dry conditions in the system, causing spot prices generally to be elevated in El Niño seasons. The basin where AES Chivor is located, though, typically experiences conditions that are less dry than the system, and thus far this has been the case through the third quarter. Should these conditions not continue, it may require an increase in purchased power to cover contracted positions.
In Chile, the first half of 2026 was very dry; however, it was marked by a structural decoupling of hydrology and the energy matrix. While wetter conditions have begun in the third quarter, the power system has also demonstrated unprecedented resilience by offsetting the decline in hydroelectricity with record-breaking solar and wind generation, while leveraging the accelerated integration of BESS to mitigate curtailment, stabilize prices, and compensate for depleted system reservoirs.
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

69 | The AES Corporation | September 30, 2026 Form 10-Q
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
The U.S. Inflation Reduction Act of 2022 (the “IRA”) included provisions that benefited the U.S. clean energy industry, including increases, extensions, direct transfers, and/or new tax credits for onshore and offshore wind, solar, storage, and hydrogen projects. We account for U.S. renewables projects according to GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the value of the tax credit that benefits the tax equity investors at the time of its creation, which for projects utilizing the investment tax credit, begins in the quarter the renewables project is placed in service. For projects utilizing the production tax credit, this value is recognized over 10 years as the facility produces energy.
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

70 | The AES Corporation | September 30, 2026 Form 10-Q
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
The Chilean National Reconstruction Bill was fully enacted on October 17, 2026, providing a gradual 4% rate reduction to 23% by 2029. The impact is expected to be material and will be recorded in the fourth quarter of 2026.
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
Interest Rates — In the U.S. and other markets in which we operate, we have been and may continue to be impacted by interest rate volatility. As discussed in Item 3.—Quantitative and Qualitative Disclosures about Market Risk, although most of our existing corporate and subsidiary debt is at fixed rates, an increase in interest rates can have several impacts on our business. For any existing debt under floating rate structures and any future debt refinancings, rising interest rates will increase future financing costs. In most cases in which we have floating rate debt, our revenues serving this debt are indexed to inflation which helps mitigate the impact of rising rates. For future debt refinancings, AES actively manages a hedging program to reduce uncertainty and exposure to future

71 | The AES Corporation | September 30, 2026 Form 10-Q
interest rates. For new business, higher interest rates increase the financing costs for new projects under development and which have not yet secured financing.
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
Argentina — In July 2024, the Argentine government enacted Law 27,742, known as Ley Bases, declaring a one-year public emergency in administrative, economic, financial, and energy matters. It granted the President delegated powers and initiated broad state reforms to deregulate the economy, including labor reform, the Incentive Regime for Large Investments, modifications to non-income tax measures, and the privatization of state-owned energy companies. Additionally, the Ministry of Energy issued Resolution 150/2024, repealing certain regulations from previous years that involved excessive state and CAMMESA intervention in the Wholesale Electricity Market (“MEM”).
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
PROMESA allowed for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. The Oversight Board filed for bankruptcy on behalf of PREPA under Title III in July 2017. As a result of the bankruptcy filing, AES Ilumina’s non-recourse debt of $18 million continues to be in technical default and is classified as current as of September 30, 2026.
In 2022, a mediation commenced to resolve the PREPA Title III case. On March 19, 2025, the judge presiding over the case entered an order to permit the filing of an amended plan of adjustment and litigation of specific issues, including administrative expense claim by non-settling bondholders. The stay of plan confirmation and bondholder rights-related litigation was extended without a termination date, and the non-settling bondholders' motion to lift the stay was denied. The PROMESA Oversight Board filed an amended plan of adjustment and disclosure statement for PREPA on March 28, 2025. A central issue in the Title III case is the extent of PREPA's net revenues securing the claims of the non-settling bondholders, which determines the collateral available to them in a restructuring. In September 2026, the Oversight Board and the non-settling bondholders filed cross-motions for partial summary judgment regarding the methodology for calculating those net revenues, with a hearing scheduled for November 18, 2026. In October 2026, the Title III court extended the mediation period through April 30, 2027.

72 | The AES Corporation | September 30, 2026 Form 10-Q
Considering the information available as of the date hereof, management believes the carrying amount of our long-lived assets in Puerto Rico of $78 million is recoverable as of September 30, 2026.
Impairments and Realizability
Long-lived Assets and Held-for-Sale Disposal Group — During the nine months ended September 30, 2026, the Company recognized asset impairment expense of $133 million, primarily related to the write-off of development projects that were determined to be no longer viable. See Note 16—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. The net carrying amount of the held-for-sale disposal group assessed for impairment totaled $12 million at September 30, 2026. No impairment was recorded during the nine months ended September 30, 2026 as a result of this assessment.
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
Tax Asset Realizability — Certain AES Chilean businesses have recorded net deferred tax assets ("DTA") of $187 million relating primarily to net operating loss carryforwards, which are not subject to expiration. Their realization is dependent on generating sufficient taxable income. At this time, management believes it is more likely than not that all of the DTA will be realized; however, it could be reduced by way of valuation allowance in the near term if estimates of future taxable income are reduced.
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
AES Ohio Merger Application Submission — Subject to the terms of the Merger Agreement as described in Note 1—Financial Statement Presentation, the proposed AES Merger, AES, Parent, and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, including certain regulatory approvals from the PUCO. On April 10, 2026, AES Ohio submitted its required merger application to the PUCO, and on September 17, 2026 the PUCO approved the application. The OCC filed a motion for rehearing of the approval, arguing that the approval should have included an investment-grade credit rating maintenance requirement and ring-fencing requirement, which AES Ohio responded to on October 29, 2026. The PUCO’s approval order remains operative.
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

73 | The AES Corporation | September 30, 2026 Form 10-Q
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
AES Ohio Smart Grid Comprehensive Settlement — On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (“Smart Grid Phase 1”), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. On August 22, 2025, the Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. The PUCO held an evidentiary hearing on this issue on October 28 and 29, 2025, and on July 8, 2026, the PUCO ordered AES Ohio to issue refunds totaling $11.1 million via one-time bill credits which were issued during the third quarter of 2026. On October 5, 2026, the OCC filed an application for rehearing with the PUCO. The PUCO is expected to address the request by November 4, 2026.
AES Indiana Rate Case Filing — On June 17, 2026, the IURC issued an order (the “2026 Base Rate Order”) approving in part the Stipulation and Settlement Agreement that AES Indiana entered into on October 15, 2025 with most parties in AES Indiana’s base rate case filing. Among other things, the 2026 Base Rate Order establishes proposed 2027 electric service base rates providing for a return on equity of 9.5%. In addition, the 2026 Base Rate Order includes a commitment to not implement additional base rate increases, following the implementation of new base rates under the 2026 Base Rate Order, until at least January of 2030 and to not start a second TDSIC Plan before January of 2028. On July 7, 2026, the Office of Utility Consumer Counselor (“OUCC”) and Citizens Action Coalition (“CAC”) (parties to the regulatory rate review) each filed a petition for reconsideration and rehearing with the IURC. On July 17, 2026, the OUCC also filed a notice of appeal with the Court of Appeals of Indiana. Following the petitions for reconsideration, on September 2, 2026, the IURC granted (i) the OUCC's request to reconsider the 2026 Base Rate Order based on the IURC's weighing of the five pillars of electric utility service and (ii) the CAC's request to reopen the record for the limited capacity of gathering any new evidence applicable to the rate case concerning the Google Monrovia data center project and the pending AES Merger. A preliminary hearing was held on September 17, 2026 establishing a procedural schedule on this case, and the IURC has set an evidentiary hearing to begin on March 11, 2027.
AES Indiana will implement new basic rates and charges authorized under the 2026 Base Rate Order in two phases. Phase one rates and charges became effective on July 27, 2026. Phase two rates and charges are anticipated to be effective in the first quarter of 2027. New basic rates and charges are subject to refund pending resolution of the regulatory petitions and legal appeal processes.
AES Indiana Large Load Customer Project Filing — On April 22, 2026, AES Indiana filed a petition and case in chief seeking IURC approval related to certain generation resources and energy infrastructure investments required to serve increasing demand in AES Indiana's service territory, primarily driven by the anticipated demand for a new data center campus to be located in Monrovia, Indiana (the “Monrovia Project”). AES Indiana is also seeking approval of various accounting and ratemaking requests associated with the Monrovia Project. As part of developing this comprehensive plan, AES Indiana has incorporated certain protections for existing and future customers that ensure the costs of the generation resources and energy infrastructure upgrades required benefit all customers, are fairly allocated, and follow cost causation/beneficiary pays regulatory principles. The petition includes AES Indiana's plan to serve this increasing demand through the acquisition and development of additional generation resources. AES Indiana is seeking approval to acquire two development-stage renewables projects located in Indiana, as well as approval to develop and construct an energy storage project at its existing Hardy Hills renewable facility. The petition also includes AES Indiana's plan to develop and construct specific transmission network upgrades and enhancements required to serve the increasing demand, including seeking approval of a construction service agreement and an electric services agreement executed with the data center customer to provide high-voltage retail electric service to the new data center campus, which includes financial

74 | The AES Corporation | September 30, 2026 Form 10-Q
assurances, minimum demand commitments, and exit provisions as protections for existing customers. On October 7, 2026, the IURC issued an order approving AES Indiana’s petition and plan to serve the Monrovia Project.
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

75 | The AES Corporation | September 30, 2026 Form 10-Q
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
Federal Power Plant GHG Emission Rules — On May 9, 2024, the EPA published final NSPS requiring carbon capture and sequestration for new and reconstructed baseload stationary combustion turbines, among other requirements. The EPA did not finalize revisions to the NSPS for newly constructed or reconstructed coal-fired electric utility steam generating units as proposed in 2018.
Following prior rulemakings and litigation related to regulations for GHG emissions from EGUs, on May 9, 2024, the EPA also published a final rule regulating GHGs from existing EGUs pursuant to Section 111(d) of the Clean Air Act and effective on July 8, 2024 (these rules, together with the May 9, 2024 NSPS described above, the “2024 Carbon Pollution Standards”). Existing EGUs are those that were constructed prior to January 8, 2014. Depending on various EGU-specific factors, the bases of emissions guidelines for natural gas-fired units under the 2024 Carbon Pollution Standards include the use of uniform fuels and routine methods of operation and maintenance and the bases of emissions guidelines for coal-fired units include 40% natural gas co-firing or carbon capture and sequestration with 90% capture of CO2 depending on the date that coal operations cease. Specific standards for performance for EGUs were required to be established through a State Plan (or a Federal Plan if a state were to not submit an approvable plan).
On June 17, 2025, the EPA published a proposed rule to repeal the 2024 Carbon Pollution Standards for new and existing EGUs in addition to 2015 GHG NSPSs for certain new EGUs. In this proposed rule, the EPA also offered an alternative proposal to repeal a narrower set of greenhouse gas requirements which would include the repeal of requirements for existing EGUs and requirements based on carbon capture and sequestration for new EGUs. On September 17, 2026, the EPA published a final rule to repeal certain aspects of the 2024 Carbon Pollution Standards, in particular GHG emission guidelines for existing coal-fired steam generating units and existing natural gas steam generating units. The September 17, 2026 final rule also repeals the 2024 Carbon Pollution Standards’ carbon capture and sequestration-based requirements for new and reconstructed baseload stationary combustion turbines, among other requirements. Also on September 17, 2026, the EPA published a supplemental notice of proposed rulemaking that, if finalized, would repeal all federal GHG emissions standards under section 111 of the Clean Air Act based on the EPA’s proposed best reading of the Clean Air Act.
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

76 | The AES Corporation | September 30, 2026 Form 10-Q
It is too early to determine any potential impact. GHG regulations, current or future amendments to, resulting state or federal plans, or pending or future litigation associated with such regulations or plans could have a material impact on our business, financial condition, and results of operations.
Waste Management — On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and existing CCR landfills and CCR surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements, and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIN Act") includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. On May 28, 2026, the EPA reopened the comment period for the 2020 proposed rule. If a final federal CCR permit program is finalized before Indiana or Puerto Rico establishes a state-level CCR permit program, AES CCR units in those locations could eventually be required to apply for a federal CCR permit from the EPA. Following prior rulemaking development and comment periods, on December 18, 2025, the Indiana Environmental Rules Board adopted a final CCR rule that includes regulation of CCR through a state permitting program. IDEM submitted its State of Indiana Coal Combustion Residuals Permit Program Application (“Program”) to the EPA on June 26, 2026. On September 16, 2026, the EPA published proposed approval of the Program. The rule and permitting program would become effective upon approval by the EPA.
On July 14, 2026, the EPA published an Advanced Notice of Proposed Rulemaking intended to solicit feedback from the public on a general permit approach that could be developed to allow owners and operators of CCR facilities to temporarily obtain permit coverage until an individual permit is issued by the EPA or an approved state CCR permit program is in effect.
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

77 | The AES Corporation | September 30, 2026 Form 10-Q
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
On September 8, 2023, the Agencies published the “Revised Definition of ‘Waters of the United States’” rule. This final rule amendment conforms the definition to the definition adopted in the Decision. On March 12, 2025, the Agencies issued a joint guidance memorandum for implementing the “continuous surface connection” consistent with the Decision and related issues. On March 24, 2025, the Agencies published notice outlining a process to gather recommendations for implementation of WOTUS. On November 20, 2025, the Agencies proposed revisions to align the definition of WOTUS with the Decision to clarify federal jurisdiction under CWA. On September 9, 2026, the Agencies published a Supplemental Notice of Proposed Rulemaking seeking comment on supplemental regulatory options for certain revised definitions relative to the November 20, 2025 proposal. It is too early to determine whether the outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over WOTUS may have a material impact on our business, financial condition, or results of operations.
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

78 | The AES Corporation | September 30, 2026 Form 10-Q
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
Capital Resources and Liquidity
Overview
As of September 30, 2026, the Company had unrestricted cash and cash equivalents of $2 billion, of which $26 million was held at the Parent Company and qualified holding companies. The Company had restricted cash and debt service reserves of $715 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $26 billion and $6.4 billion, respectively. Of the $3 billion of our current non-recourse debt, $2.9 billion was presented as such because it is due in the next twelve months and $18 million relates to debt considered in default. This default is not a payment default but is instead a technical default triggered by failure to comply with covenants or other requirements contained in the non-recourse debt documents. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q for additional detail. As of September 30, 2026, the Company also had $461 million outstanding related to supplier financing arrangements.
We expect current maturities of non-recourse debt, recourse debt, and amounts due under supplier financing arrangements to be repaid from net cash provided by operating activities of the subsidiary to which the liability relates, through opportunistic refinancing activity, or some combination thereof. We have no recourse debt which matures within the next twelve months. Furthermore, we have $286 million due under supplier financing arrangements that have a guarantee, $56 million guaranteed by the Parent Company and $230 million guaranteed by subsidiaries. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company does not have any material unhedged exposure to variable interest rate debt. Additionally, commercial paper issuances are short-term in nature and subject the Parent Company to interest rate risk at the time of refinancing the paper. On a consolidated basis, of the Company’s $32.7 billion of total gross debt outstanding as of September 30, 2026, approximately $10.4 billion accrues interest at variable rates. The Company actively hedges its current and expected variable rate exposure through a combination of currently effective and forward starting interest rate swaps. As of September 30, 2026, the total maximum outstanding amount of hedges protecting the Company against current and expected variable rate exposure was $8.3 billion. These hedges, primarily related to project financing, generally provide economic protection through the entire expected life of the projects, regardless of the type of debt issued to finance construction or refinance the projects in the future.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development,

79 | The AES Corporation | September 30, 2026 Form 10-Q
construction, or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets, and/or the proceeds from our issuances of debt, common stock, and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial and performance-related guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment, or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. As of September 30, 2026, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $5.1 billion in aggregate. This amount excludes arrangements that relate solely to the Company's own future performance, as well as those that are collateralized by letters of credit and other obligations discussed below.
Some counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. As of September 30, 2026, we had $254 million in letters of credit under bilateral agreements, $174 million in letters of credit outstanding provided under our unsecured credit facilities, and $8 million in letters of credit outstanding provided under our revolving credit facilities. These letters of credit operate to guarantee performance relating to certain project development and construction activities and business operations.
Additionally, in connection with certain project financings, some of the Company's subsidiaries have expressly undertaken limited obligations and commitments. These contingent contractual obligations are issued at the subsidiary level and are non-recourse to the Parent Company. As of September 30, 2026, the consolidated maximum undiscounted potential exposure to guarantees, letters of credit, and surety bonds issued by our subsidiaries was $6.1 billion, including $4 billion of guarantees and commitments, $2.1 billion of letters of credit outstanding, and $86 million of surety bonds.
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
Long-Term Receivables
As of September 30, 2026, the Company had approximately $118 million of gross accounts receivable classified as Other noncurrent assets. These noncurrent receivables mostly consist of accounts receivable in the U.S. and Chile that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2027, or one year from the latest balance sheet date. Noncurrent receivables in the U.S. pertain to the sale of the Redondo Beach land. Noncurrent receivables in Chile pertain primarily to payment deferrals granted to mining customers as part of our green blend agreements. See Note 5—Financing Receivables in Item 1.—Financial Statements of this Form 10-Q for further information.
As of September 30, 2026, the Company had a $781 million loan receivable related to the Mong Duong facility in Vietnam, which was constructed under a BOT contract. This loan receivable represents contract consideration

80 | The AES Corporation | September 30, 2026 Form 10-Q
related to the construction of the facility, which was substantially completed in 2015, and will be collected over the 25-year term of the plant’s PPA. Of the loan receivable balance, $91 million was classified in Other current assets and $690 million was classified in Loan receivable on the Condensed Consolidated Balance Sheets. See Note 5—Financing Receivables and Note 14—Revenue in Item 1.—Financial Statements of this Form 10-Q for further information.
Cash Sources and Uses
The primary sources of cash for the Company in the nine months ended September 30, 2026 were debt financings, cash flows from operating activities, purchases under supplier financing arrangements, and sales to noncontrolling interests. The primary uses of cash in the nine months ended September 30, 2026 were repayments of debt, capital expenditures, distributions to noncontrolling interests, and repayments of obligations under supplier financing arrangements.
The primary sources of cash for the Company in the nine months ended September 30, 2025 were debt financings, cash flows from operating activities, sales to noncontrolling interests, purchases under supplier financing arrangements, and issuance of preferred shares in subsidiaries. The primary uses of cash in the nine months ended September 30, 2025 were repayments of debt, capital expenditures, repayments of obligations under supplier financing arrangements, and distributions to noncontrolling interests.
A summary of cash-based activities is as follows (in millions):

	Nine Months Ended September 30,
Cash Sources:	2026	2025
Borrowings under the revolving credit facilities	$4,481	$2,711
Issuance of non-recourse debt	4,050	4,397
Net cash provided by operating activities	3,447	2,818
Issuance of recourse debt	1,800	800
Purchases under supplier financing arrangements	870	1,237
Sales to noncontrolling interests	428	1,289
Contributions from noncontrolling interests	325	337
Issuance of preferred shares in subsidiaries	282	528
Proceeds from the sale of business interests, net of cash and restricted cash sold	242	105
Sale of short-term investments	130	70
Other	50	744
Total Cash Sources	$16,105	$15,036

Cash Uses:
Capital expenditures (1)	$(4,916)	$(4,394)
Repayments of non-recourse debt	(3,237)	(2,523)
Repayments under revolving credit facilities	(2,413)	(3,951)
Repayments of recourse debt	(1,600)	(898)
Distributions to noncontrolling interests	(1,444)	(523)
Repayments of obligations under supplier financing arrangements	(1,014)	(1,108)
Dividends paid on AES common stock	(376)	(376)
Purchase of emissions allowances	(224)	(260)
Other	(356)	(493)
Total Cash Uses	$(15,580)	$(14,526)
Net increase in Cash, Cash Equivalents, and Restricted Cash	$525	$510
_____________________________
(1)Includes interest capitalized on development and construction of $363 million and $374 million for the nine months ended September 30, 2026 and 2025, respectively. Of the total capitalized, $357 million and $358 million, respectively, are related to recourse and non-recourse debt interest payments. The remaining capitalized interest is primarily related to supplier financing arrangements.
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative nine-month period (in millions):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2026	2025	$ Change
Operating activities	$3,447	$2,818	$629
Investing activities	(4,756)	(4,618)	(138)
Financing activities	1,841	2,253	(412)

81 | The AES Corporation | September 30, 2026 Form 10-Q
Operating Activities
Net cash provided by operating activities increased $629 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
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
•Adjusted net income increased $196 million, primarily due to higher margins at the Renewables, Utilities, and Energy Infrastructure SBUs, partially offset by a decrease in transfers of U.S. investment tax credits.
•Change in working capital increased $433 million, primarily due to a decrease in other current assets due to the timing of collection of tax credit transfer proceeds, partially offset by an increase in accounts receivable due to higher billings and the timing of collections, and an increase in other current assets in El Salvador related to an increase in regulatory assets.
Investing Activities
Net cash used in investing activities increased $138 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
Investing Cash Flows
(in millions)
•Cash proceeds from sales of business interests increased $137 million, primarily due to proceeds from the partial sale of our ownership interests in Fluence and proceeds from the contribution of two of the JK Projects to a trust, partially offset by the prior year selldown of Dominican Republic Renewables.
•Cash provided by short-term investing activities increased $114 million, primarily due to the timing of deposits at AGIC.
•Cash paid for acquisitions of business interests decreased $69 million, primarily due to the prior year acquisition of Crossvine for $78 million.

82 | The AES Corporation | September 30, 2026 Form 10-Q
•Capital expenditures increased $522 million, discussed further below.
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
•Growth expenditures increased $445 million, primarily due to an increase in expenditures for U.S. renewables projects compared to the prior year and an increase in transmission and distribution project investments at our U.S. utilities compared to the prior year.
•Maintenance expenditures increased $77 million, primarily due to the timing of maintenance at AES Ohio and AES Indiana.
Financing Activities
Net cash provided by financing activities decreased $412 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
Financing Cash Flows
(in millions)
See Notes 1—Financial Statement Presentation, 8—Obligations, 11—Redeemable Stock of Subsidiaries, and 12—Equity in Item 1.—Financial Statements of this Form 10-Q for more information regarding significant transactions.
•The $1.1 billion impact from non-recourse debt is primarily due to a $1.5 billion decrease in net borrowings at the Renewables SBU, partially offset by a $244 million and $148 million decrease in net repayments at our Energy Infrastructure and Utilities SBUs, respectively.
•The $921 million impact from distributions to noncontrolling interests is primarily due to increases of $605 million and $73 million at AES Clean Energy and AES Indiana, respectively, mainly due to higher distributions of proceeds from the transfer of U.S. investment tax credits to tax equity partners in the current year, a $220 million distribution at AES Puerto Rico Solar, and a $42 million distribution at AES Global Insurance.
•The $861 million impact from sales to noncontrolling interests is primarily due to $540 million in proceeds

83 | The AES Corporation | September 30, 2026 Form 10-Q
from the sale of ownership in AES Ohio in the prior year and $332 million higher net proceeds from selldowns in various projects to tax equity investors in the prior year.
•The $722 million impact from the commercial paper program is due to higher net repayments in the current year and higher borrowings net of repayments in the prior year.
•The $3 billion impact from non-recourse revolvers is primarily due to higher net borrowings in the current year and higher net repayments in the prior year at our Renewables and Utilities SBUs, and higher net repayments in the prior year at the Energy Infrastructure SBU.
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

	September 30, 2026	December 31, 2025
Consolidated cash and cash equivalents	$1,972	$1,382
Less: Cash and cash equivalents at subsidiaries	(1,946)	(1,372)
Parent Company and qualified holding companies’ cash and cash equivalents	26	10
Commitments under the Parent Company credit facilities	1,800	1,800
Less: Letters of credit under the credit facilities	(8)	(50)
Less: Borrowings under the credit facilities	(560)	(300)
Less: Borrowings under the commercial paper program	—	(79)
Borrowings available under the Parent Company credit facilities	1,232	1,371
Total Parent Company Liquidity	$1,258	$1,381
The Parent Company paid dividends of $0.17595 per outstanding share to its common stockholders during each of the first, second, and third quarters of 2026 for dividends declared in December 2025, February 2026, and July 2026, respectively. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $6.4 billion and $6 billion as of September 30, 2026 and December 31, 2025, respectively. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q and Note 12—Obligations in Item 8.—Financial Statements and Supplementary Data of our 2025 Form 10-K for additional detail.
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

84 | The AES Corporation | September 30, 2026 Form 10-Q
payments on its outstanding indebtedness is dependent upon the receipt of funds from our subsidiaries of the Company’s 2025 Form 10-K for additional information.
Various debt instruments at the Parent Company level, including our revolving credit facility and commercial paper program, contain certain restrictive covenants. The covenants provide for, among other items, limitations on other indebtedness, liens, investments and guarantees; limitations on dividends, stock repurchases and other equity transactions; restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; maintenance of certain financial ratios; and financial and other reporting requirements. As of September 30, 2026, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $3 billion. The portion of current debt related to such defaults was $18 million at September 30, 2026, all of which was non-recourse debt related to AES Ilumina. This default is not a payment default, but is instead a technical default triggered by failure to comply with covenants or other conditions contained in the non-recourse debt documents. See Note 8—Obligations in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under the Parent Company’s debt agreements as of September 30, 2026, in order for such defaults to trigger an event of default or permit acceleration under the Parent Company’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Parent Company’s revolving credit agreement as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of September 30, 2026, none of the defaults listed above resulted in a cross-default under the recourse debt of the Parent Company. Furthermore, none of the non-recourse debt in default listed above is guaranteed by the Parent Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.
The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2025 Form 10-K. The Company’s critical accounting estimates are described in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have

85 | The AES Corporation | September 30, 2026 Form 10-Q
been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2026.
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
As of September 30, 2026, a hypothetical 10% increase in commodity prices would not be expected to have a material impact on consolidated pre-tax earnings, with estimated impacts of less than a $5 million loss for power and less than a $5 million gain for gas. The sensitivities are calculated using industry-standard valuation techniques to revalue all transactions (physical and financial commodity transactions) in the portfolio for a change in the underlying prices the transactions are exposed to and exclude correlation effects, including those due to renewable resource availability. The models reference market prices of commodities across future periods and associated volatility of these market prices. Prices and volatilities are predominantly based on observable market prices.
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

86 | The AES Corporation | September 30, 2026 Form 10-Q
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
Our thermal assets in Panama have PPAs with distribution companies which match the term of the LNG supply agreement of such thermal assets. New entrants into the Panama thermal generation market could impact the dispatch of existing generation, requiring purchases in the spot market to satisfy the PPA obligations. Contract levels do not always match our generation availability or needs, and our assets may be sellers of spot prices in excess of contract levels or a net buyer in the spot market to satisfy contract obligations, which could impact existing fuel supply commitments. Our assets operating in Vietnam have minimal exposure to commodity price risk as they have no or minor merchant exposure and fuel is subject to a pass-through mechanism.
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
AES has unhedged forward-looking earnings exposure to the Argentine peso, which could increase earnings volatility, particularly in times of adverse exchange-rate movement. Additionally, as of September 30, 2026, a hypothetical one-time 10% appreciation of the U.S. dollar applied to forecasted 2026 cash distributions, net of outstanding hedges and with all other variables held constant, indicates that cash distributions attributable to foreign subsidiaries in the Colombian peso, Euro, and Argentine peso may each be exposed to exchange-rate movements, resulting in less than a $10 million gain.

87 | The AES Corporation | September 30, 2026 Form 10-Q
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
As of September 30, 2026, a hypothetical 100-basis-point increase in interest rates would be expected to increase annual pre-tax interest expense by less than $5 million, based on the portion of the Company’s debt that is subject to variable interest rates. These amounts represent the exposure for the remainder of 2026 and do not take into account the historical correlation among interest rates.
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
The Company, under the supervision and with the participation of its management, including the Company’s CEO and CFO, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

88 | The AES Corporation | September 30, 2026 Form 10-Q
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits, and legal proceedings in the normal course of business. The Company has accrued for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's condensed consolidated financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material, but cannot be estimated as of September 30, 2026. Pursuant to SEC amendments Item 103 of SEC Regulation S-K, AES’ policy is to disclose environmental legal proceedings to which a government authority is a party if such proceedings are reasonably expected to result in monetary sanctions of greater than or equal to $1 million.
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

89 | The AES Corporation | September 30, 2026 Form 10-Q
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

90 | The AES Corporation | September 30, 2026 Form 10-Q
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
On May 12, 2021, the Mexican Federal Attorney for Environmental Protection (the “Agency”) initiated an environmental audit at the Termoeléctrica del Peñoles thermal generation facility (“TEP”). On January 20, 2023, TEP was notified of the resolution issued by the Agency, which alleges breaches of air emission regulations, including the failure to submit reports. The resolution imposes a fine of $27,615,140 pesos (approximately $1.5 million), as well as a series of corrective measures. On March 3, 2023, TEP filed a lawsuit in an administrative court—The Specialized Chamber of the Federal Administrative Justice Tribunal (“Chamber”)—challenging the legality of the Agency’s resolution and fine. On May 30, 2025, the Chamber issued a final administrative ruling denying TEP’s lawsuit. On July 1, 2025, TEP appealed to the Federal District Court. TEP’s appeal challenges the constitutionality of the Agency’s regulations (demanda de amparo) and requests a stay of enforcement of the Chamber’s final administrative ruling. The appeal has been duly admitted, initial discovery completed, and the Federal District Court’s decision on the injunction request is pending. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings. TEP subsequently challenged the ruling through an amparo proceeding, however, TEP did not prevail in the amparo. As a result, TEP was required to file an additional request for legal remedy to prevent the collection of the fine and to preserve its ability to negotiate a potential reduction or commutation of the sanction. On October 15, 2026, the Supreme Court of Justice rejected the review of additional legal remedy. As a result, the judgment of the direct amparo trial of the First Circuit became final. Additionally, applicable surcharges and inflation adjustments may increase the total amount of the fine to approximately $50 million pesos (approximately $3 million). On October 23, 2026, the Company petitioned the Agency to reduce and commute the fine, but there can be no assurances that it will be successful in these efforts.
In February 2022, a lawsuit was filed in Dominican Republic civil court against the Company. The lawsuit purports to be brought on behalf of over 425 Dominican claimants, living and deceased, and appears to seek relief relating to CCRs that were delivered to the Dominican Republic in 2003 and 2004. The lawsuit generally alleges that the CCRs caused personal injuries and deaths and demands over $600 million in alleged damages. The lawsuit does not identify or provide any supporting information concerning the alleged injuries of the claimants individually. Nor does the lawsuit provide any information supporting the demand for damages or explaining how the quantum was derived. In February 2024, at the request of the Company, the Dominican Supreme Court of Justice transferred the case to a different civil court, namely, the Civil Court of La Vega (“CFI”). The claimants’ attempt to recuse the presiding judge was rejected by the relevant Dominican appellate court. The parties completed briefing on the Company’s motion to dismiss the lawsuit. In May 2026, the CFI dismissed the entire case due to the expiry of the statute of limitations. In July 2026, the claimants filed an appeal with the relevant intermediate appellate court. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.
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

91 | The AES Corporation | September 30, 2026 Form 10-Q
charges. A decision from SMA is still pending. If Alto Maipo’s defense response arguments are not acceptable to the SMA, the imposition of fines is possible. Separately, Alto Maipo filed a legal action seeking annulment of the decision that rejected its proposed compliance program.
In April 2025, an alleged shareholder of Fluence Energy, Inc. (“Fluence”) filed a putative securities class action in the U.S. District Court for the Eastern District of Virginia (“Court”) against Fluence and certain of Fluence’s officers and directors. The complaint in the case also named the Company and AES Grid Stability, LLC as defendants (together, the “AES Defendants”). In May 2025, the Court consolidated the lawsuit with another putative securities class action against Fluence and certain of its officers and directors. The Court also appointed a lead plaintiff (the “Plaintiff”) and lead plaintiffs’ counsel for the consolidated lawsuit (“Securities Litigation”). In June 2025, the Plaintiff filed a consolidated amended complaint against Fluence, certain of its officers and directors (the “Individual Fluence Defendants” and, together with Fluence, the “Fluence Defendants”), and the AES Defendants. The Plaintiff seeks to pursue claims on behalf of a putative class of all purchasers of Fluence Class A common stock between October 28, 2021 and February 10, 2025. The Plaintiff alleges that the Fluence Defendants made allegedly false or misleading statements in violation of Section 10(b) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder. In addition, the Plaintiff asserts claims against the Individual Fluence Defendants and the AES Defendants as alleged “control persons” under Section 20(a) of the Exchange Act. In July 2025, the Fluence Defendants and the AES Defendants filed separate motions to dismiss the consolidated lawsuit. In March 2026, the Court issued an order dismissing without prejudice the Plaintiff’s consolidated amended complaint for failure to state a claim. In its order, the Court noted that it will issue a more detailed memorandum opinion in the future, after which Plaintiffs may file an amended complaint. The memorandum opinion has not been issued to date. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in the Securities Litigation; however, there can be no assurances that they will be successful in their efforts.
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
On May 30, 2025, an arbitral tribunal (the “Tribunal”) of the International Centre for the Settlement of Investment Disputes (“ICSID”) issued an arbitration award in the Company’s favor (“Award”) in connection with a treaty arbitration initiated by the Company against the Argentine Republic (“Argentina”) under the US-Argentina bilateral investment treaty (“BIT”). In the Award, the Tribunal found that certain measures taken by Argentina in relation to its power sector, beginning in late 2001, breached the BIT. The Tribunal ordered Argentina to pay to the Company approximately $733 million in damages, including an award of costs, as well as accrued interest. In August 2025, the Company filed a lawsuit in the U.S. District Court for the District of Columbia (“DDC”) to recognize and enforce the ICSID Award against Argentina. In September 2025, Argentina filed an application with ICSID to annul the Tribunal’s Award. In its application, Argentina also requested a stay of enforcement of the Award pending the completion of the annulment proceedings ("Stay Request"). Argentina’s annulment application will be decided by a new three-person panel (“Annulment Panel”), which was appointed by ICSID in January 2026. In March 2026, the Annulment Panel issued a procedural order scheduling the hearing on the annulment application for March 4-5, 2027, which was recently moved to March 11-12, 2027. In April 2026, the Annulment Panel issued an order (“Order”) conditionally granting Argentina’s Stay Request subject to Argentina’s provision of a bank guarantee that covers the full amount of damages and interest and that can be collected by the Company if Argentina’s annulment application is ultimately rejected. The Order also provided that if Argentina failed to post the bank guarantee, the conditional stay would be lifted automatically. Argentina failed to procure the bank guarantee and, consequently, the Annulment Panel has confirmed that the conditional stay has been lifted. Further, in the annulment proceeding, the Parties are briefing their respective arguments on Argentina’s annulment petition. In parallel, the Company’s enforcement efforts in the DDC have resumed. In October 2026, Argentina filed its answer in the DDC and also moved to stay the lawsuit pending the resolution of the annulment proceeding. The Company will oppose the stay

92 | The AES Corporation | September 30, 2026 Form 10-Q
motion. The Company can provide no assurance as to how the Annulment Panel will rule on the annulment application. Relatedly, measures to enforce the Award through judicial means entail a process that is inherently unpredictable; as a result, the Company cannot provide any assurance as to the timing or success of such enforcement measures. The Company may attempt to settle this dispute with Argentina. However, the Company can provide no assurances regarding the likelihood, substance, or timing of any such settlement.
On December 30, 2025, the Company received a complaint filed in Virginia state court by Sinolam LNG Terminal, SA and Sinolam Smarter Energy LNG Power Co. (collectively, “Plaintiffs”) against the Company, AES Latin America, S. de R.L., AES Panama, S.R.L. (“AES Panama”), AES Colon Holding, S. de R.L., Costa Norte LNG Terminal, S. de R.L., Gas Natural Atlantico S. de R.L., InterEnergy Holdings UK Limited (“IEHL”) (a third party), and Group Energy Gas Panama, S.R.L. (“GEGP”) (a partnership between IEHL and AES Panama) (collectively, “Defendants”). In their complaint, the Plaintiffs alleged that the Defendants interfered with the Plaintiffs’ efforts to develop an LNG-fired power plant and an LNG terminal in Panama. The Plaintiffs appeared to seek recovery of alleged lost profits totaling about $4 billion, alleged out-of-pocket damages, interest, statutory damages, and other relief from the Defendants. The Defendants removed the case to the U.S. District Court for the Eastern District of Virginia (“EDVA”) and thereafter moved to dismiss the case. Post-removal, the Plaintiffs dismissed AES Panama from the case. Also, in response to the Defendants’ motion to dismiss, the Plaintiffs filed an amended complaint naming only the Company, IEHL, and GEGP as defendants. In April 2026, the EDVA granted the Plaintiffs’ motion to remand the case to state court. The Company again moved to dismiss the case in the Virginia state court. IEHL and GEGP also filed motions to dismiss. In August 2026, the Plaintiffs filed a notice of nonsuit dismissing their lawsuit without prejudice. The Virginia state court subsequently granted that motion and removed the case from the docket.
In July 2026, an alleged shareholder of Fluence Energy, Inc. (“Fluence”) filed a derivative complaint in the Delaware Court of Chancery allegedly on behalf of Fluence and against the Company and AES Grid Stability, LLC (the “AES Defendants”); Siemens Industry, Inc., and Siemens AG (the “Siemens Defendants”); Qatar Investment Authority and Qatar Holding, LLC (the “QIA Defendants”); and certain Fluence officers and directors (the “Fluence Defendants”). The Plaintiff alleges that Fluence failed to disclose information about, among other things, alleged deficiencies in its products and financial reporting and controls; that the AES Defendants, Siemens Defendants, and QIA Defendants possessed material nonpublic information on those subjects, among others, at the time of Fluence’s December 2023 secondary public offering (the “SPO”); and that Fluence’s directors breached their fiduciary duties by approving the SPO, while the AES Defendants, Siemens Defendants, and QIA Defendants breached alleged fiduciary duties by selling Fluence stock in the SPO. The Plaintiff also asserts claims for unjust enrichment and aiding and abetting insider selling against the AES Defendants, Siemens Defendants, and QIA Defendants in connection with the SPO. The Plaintiff seeks damages and other relief from all defendants. In September 2026, Fluence filed a motion, joined by the AES Defendants, to stay the lawsuit pending the final resolution of the above-referenced Securities Litigation. The Plaintiff has opposed Fluence’s motion. The motion is under consideration by the Chancery Court. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this lawsuit; however, there can be no assurances that they will be successful in their efforts.
To date, the Company is aware of two (2) complaints that have been filed as individual actions in connection with the Merger by purported stockholders of the Company against the Company and the individual members of the Company’s Board of Directors. The complaints are captioned as follows: Miller v. The AES Corporation, et al, Index No. 653278/2026 (N.Y. Sup. Ct. N.Y. Cnty. Jun. 3, 2026) and Wright v. The AES Corporation, et al, Index No. 653349/2026 (N.Y. Sup. Ct. N.Y. Cnty. Jun. 5, 2026) (the “Complaints”). The Complaints seek to enjoin the defendants from proceeding with the Merger unless the defendants disclose certain purportedly material information alleged to have been omitted from the Preliminary Proxy Statement filed on May 4, 2026 (the “Preliminary Proxy Statement”) and/or the Definitive Proxy Statement filed on May 15, 2026 (the “Definitive Proxy Statement”), respectively, and/or damages if the Merger is consummated. In addition to the Complaints, to date, the Company has received sixteen (16) demand letters from law firms claiming to represent purported Company stockholders, which also generally allege disclosure deficiencies in the Preliminary Proxy Statement and/or the Definitive Proxy Statement (collectively, the “Demand Letters” and, together with the Complaints, the “Matters”). The Company and the other defendants named in the Matters deny all allegations in the Matters and believe that the Matters are without merit and that no supplemental disclosure to the Preliminary Proxy Statement and/or the Definitive Proxy Statement was or is required under any applicable law, rule, or regulation. However, solely to minimize the burden and expense of potential litigation, avoid nuisance and potential delay or disruption to the Merger and provide additional information to the Company’s stockholders, the Company determined to voluntarily supplement the Definitive Proxy Statement in a Form 8-K filed on June 12, 2026. The Company believes that the disclosures in the Preliminary Proxy Statement and the Definitive Proxy Statement comply fully with applicable law and nothing will be deemed an admission of legal necessity or materiality under applicable law with respect to the legal proceedings

93 | The AES Corporation | September 30, 2026 Form 10-Q
described herein. In addition, the Company has received two (2) stockholder books and records demands and one stockholder demand for an appraisal of the stockholder’s alleged shares.
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
On March 1, 2026, AES entered into the Merger Agreement, by and among the Company, Parent, and Merger Sub. The closing of the Merger is subject to various closing conditions, many of which are not within our full control, including: (1) approval of the stockholders of AES, which has been received; (2) receipt of all required regulatory approvals without the imposition of a Burdensome Condition, as defined in the Merger Agreement; (3) absence of any law or order prohibiting the consummation of the Merger; (4) subject to materiality qualifiers, the accuracy of each party’s representations and warranties; (5) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement; and (6) the absence of a material adverse effect with respect to the Company.
The Merger is currently expected to close in late 2026 or early 2027, subject to satisfaction or waiver (to the extent permitted by law) of all closing conditions. The approval of the stockholders was received on June 26, 2026. However, we may be unable to obtain and satisfy, or experience delays in obtaining and satisfying, required regulatory approvals and other closing conditions. In addition, both we and the Parent may terminate the Merger Agreement for reasons specified therein.
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

94 | The AES Corporation | September 30, 2026 Form 10-Q
The Company and its directors have been named in securities class action and derivative lawsuits arising out of the proposed Merger, which could result in substantial costs and may delay or prevent the proposed Merger or otherwise negatively affect our business and operations.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into a merger agreement. To date, two (2) complaints have been filed as individual actions in connection with the Merger by purported stockholders of the Company against the Company and the individual members of the Company’s Board of Directors. In addition, the Company has received sixteen (16) demand letters from law firms claiming to represent purported Company stockholders, which also generally allege disclosure deficiencies in the Preliminary Proxy Statement filed on May 4, 2026 (the “Preliminary Proxy Statement”) and/or the Definitive Proxy Statement filed on May 15, 2026 (the “Definitive Proxy Statement”), respectively, two (2) stockholder books and records demands, and one stockholder demand for an appraisal of the stockholder’s alleged shares. Although we believe that these lawsuits and demands are without merit, defending against these claims can result in substantial costs to the parties to the Merger Agreement and diverts management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting the completion of a merger, that injunction may delay or prevent such merger from being completed. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of AES Common Stock during the third quarter of fiscal year 2026:

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
_______________________________
(1)         On July 7, 2010, The AES Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase up to $500 million of shares of its outstanding common stock, depending on cash availability, market conditions, and other factors. The original authorization was set to expire on December 31, 2010, however, in December 2010, the Board authorized an extension of the stock repurchase program. The current program does not have a predetermined expiration date. Repurchases under this program may be made using a variety of methods, which may include open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans), and/or privately negotiated transactions. No repurchases were made under this program during the third quarter of 2026. As of September 30, 2026, $264 million remained available for purchase under this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On July 21, 2026, the Financial Audit Committee (the “Audit Committee”) of the Board of Directors of The AES Corporation (the “Company”) dismissed Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm, due to the fact that EY will no longer be considered independent with respect to the Company under the rules of the Securities and Exchange Commission (the “SEC”) after the closing of the announced Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger. Parent is jointly controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. The dismissal was effective upon the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

95 | The AES Corporation | September 30, 2026 Form 10-Q
The audit reports of EY on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2025 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. EY’s report on the Company’s internal control over financial reporting as of December 31, 2024 contained an adverse opinion. Specifically, EY’s report stated that the Company had not maintained effective internal control over financial reporting as of December 31, 2024 due to the effect of a material weakness identified by management in controls related to the disposition process of AES Brasil, as reported by the Company in “Part II, Item 9A. Controls and Procedures” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 11, 2025. This material weakness was discussed by the Audit Committee and EY. During the fiscal years ended December 31, 2024 and 2025, and the subsequent interim period through the date of the Current Report on Form 8-K filed with the SEC on July 27, 2026 (the “Current Report”), there were no (i) disagreements (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) between the Company and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of EY, would have caused EY to make reference to the subject matter of the disagreement in connection with its report on the consolidated financial statements of the Company for the applicable year, or (ii) reportable events (within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions under the Exchange Act), other than the material weakness described above. The Company provided EY with a copy of the disclosures in the Current Report and requested that EY provide the Company with a letter addressed to the SEC stating whether EY agrees with the statements made by the Company therein. A copy of EY’s letter, dated July 27, 2026, is filed as Exhibit 16.1 to the Current Report.
Following consideration of multiple accounting firms, on July 21, 2026, the Audit Committee engaged KPMG LLP (“KPMG”) as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2026, effective as of EY’s dismissal upon the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
As part of the request for proposal process by which KPMG was selected, KPMG and the Company identified that, during the year ending December 31, 2026 (the “Audit Period”), various member firms within the KPMG International network (“KPMG Member Firms”) provided tax advisory support, payroll processing, employment legal advice, and financial model review services to certain subsidiaries of the Company. Each of these services contains one or more components of work performed during the Audit Period that render them to be impermissible services (“Impermissible Services”) pursuant to SEC Regulation S-X Rule 2-01 and therefore impact KPMG’s independence with respect to the Company. Prior to the appointment of KPMG as the independent registered public accounting firm for the Company, all Impermissible Services have either been completed or terminated.
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
KPMG considered whether the matters noted above impacted its objectivity and ability to exercise impartial judgment with regard to its engagement as the Company’s independent registered public accounting firm and has concluded that KPMG’s objectivity and ability to exercise impartial judgment have not been impaired. After taking into consideration the facts and circumstances of the above matters and KPMG’s determination, the Company’s Audit Committee also concluded that KPMG’s objectivity and ability to exercise impartial judgment have not been impaired.
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
Trading Arrangements

96 | The AES Corporation | September 30, 2026 Form 10-Q
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2026.
ITEM 6. EXHIBITS

10.1
Amendment No. 3 to the Credit Agreement dated as of August 5, 2026, among the Company, the lenders party thereto and Citibank, N.A., as administrative agent, which amends that certain Eighth Amended and Restated Credit Agreement, dated as of September 24, 2021, by and among the Company, as borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on August 5, 2026.

10.2
Second Amendment to Credit Agreement dated as of August 5, 2026, among the Company, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, which amends that certain Credit Agreement, dated as of December 6, 2024, by and among the Company, as borrower, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, is incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on August 5, 2026.

10.3	Term Loan Agreement dated as of September 18, 2026 among The AES Corporation as Borrower, the banks named therein as Banks, and BNP Paribas as Administrative Agent (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen Coughlin (filed herewith).
32.1	Section 1350 Certification of Andrés Gluski (furnished within).
32.2	Section 1350 Certification of Stephen Coughlin (furnished within).
101
The AES Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

97 | The AES Corporation | September 30, 2026 Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date:	November 3, 2026	By:	/s/ STEPHEN COUGHLIN
			Name:	Stephen Coughlin
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ AUBREY JARRED
			Name:	Aubrey Jarred
			Title:	Vice President and Controller (Principal Accounting Officer)